Form 10-K/A
period 2016-12-31
RENASANT CORP
filed 2017-02-28
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Yes ☐  No ☑
As of June 30, 2016, the aggregate market value of the registrant’s common stock, $5.00 par value per share, held by non-affiliates of the registrant, computed by reference to the last sale price as reported on The NASDAQ Global Select Market for such date, was $1,306,566,806.
As of February 23, 2017, 44,356,461 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders of Renasant Corporation are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

On February 27, 2017, Renasant Corporation (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2016 (the “Original Filing”), but the Original Filing inadvertently consisted only of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, except that the XBRL information attached to the Original Filing was correct. This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends and restates in its entirety the Original Filing, including the exhibits thereto, and includes the audited consolidated financial statements, notes to consolidated financial statements as well as other information for the period ending December 31, 2016 and 2015.

Renasant Corporation and Subsidiaries
Form 10-K
For the Year Ended December 31, 2016

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
The information set forth in this Annual Report on Form 10-K is as of February 23, 2017, unless otherwise indicated herein.
ITEM 1. BUSINESS
General
Renasant Corporation (referred to herein as the “Company,” “we,” “our,” or “us”), a Mississippi corporation incorporated in 1982, owns and operates Renasant Bank, a Mississippi banking corporation with operations in Mississippi, Tennessee, Alabama, Florida and Georgia, and Renasant Insurance, Inc., a Mississippi corporation with operations in Mississippi. Renasant Insurance, Inc. is a wholly-owned subsidiary of Renasant Bank. Renasant Bank is referred to herein as the “Bank” and Renasant Insurance, Inc. is referred to herein as “Renasant Insurance.”
Our vision is to be the financial services advisor and provider of choice in each community we serve. With this vision in mind, management has organized the branch banks into community banks using a franchise concept. The franchise approach empowers community bank presidents to execute their own business plans in order to achieve our vision. Specific performance measurement tools are available to assist these presidents in determining the success of their plan implementation. A few of the ratios used in measuring the success of their business plan include:

—	return on average assets	—	net interest margin and spread
—	the efficiency ratio	—	fee income shown as a percentage of loans and deposits
—	loan and deposit growth	—	the volume and pricing of deposits
—	net charge-offs to average loans	—	the percentage of loans past due and nonaccruing
While we have preserved decision-making at a local level, we have centralized our legal, accounting, investment, risk management, loan review, human resources, audit and data processing/operations functions. The centralization of these functions enables us to maintain consistent quality and achieve certain economies of scale.
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
Proposed Acquisition of Metropolitan BancGroup, Inc.
On January 17, 2017, the Company and Metropolitan BancGroup, Inc. (“Metropolitan”), the parent company of Metropolitan Bank, jointly announced the signing of a definitive merger agreement pursuant to which the Company will acquire Metropolitan in an all-stock merger in a transaction valued at approximately $190.2 million. Metropolitan operates eight offices in Nashville and Memphis, Tennessee and the Jackson, MS MSA. As of December 31, 2016, Metropolitan had approximately $1.2 billion in total assets, which included approximately $917.6 million in total loans, and approximately $887.6 million in total deposits.

Under the terms of the merger agreement, Metropolitan will be merged with and into us, and we will be the surviving corporation. Immediately after this merger, Metropolitan Bank will merge with and into Renasant Bank, with Renasant Bank continuing as the surviving banking corporation. The acquisition is expected to close in the third quarter of 2017 and is subject to regulatory approval, Metropolitan shareholder approval, and other customary conditions set forth in the merger agreement. According to the terms of the merger agreement, each Metropolitan common shareholder will have the right to receive 0.6066 shares of Renasant common stock for each share of Metropolitan common stock, and the merger is expected to qualify as a tax-free reorganization for Metropolitan shareholders.
Acquisition of KeyWorth Bank
On April 1, 2016, the Company completed its acquisition by merger of KeyWorth Bank, a Georgia banking corporation (“KeyWorth”). On the same date, KeyWorth merged with and into Renasant Bank. On the closing date of the acquisition, KeyWorth operated six banking locations in the Atlanta metropolitan area. The Company issued 1,680,021 shares of its common stock and paid $3.6 million to KeyWorth stock option and warrant holders for 100% of the voting equity interest in KeyWorth in a transaction valued at $58.9 million. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $415.2 million, which includes loans with a fair value of $272.3 million, and assumed liabilities with a fair value of $359.9 million, including deposits with a fair value of $349.0 million. At the acquisition date, approximately $20.6 million of goodwill and $2.0 million of core deposit intangible assets were recorded.
Acquisition of Heritage Financial Group, Inc.
On July 1, 2015, the Company completed its acquisition by merger of Heritage Financial Group, Inc. (“Heritage”), a bank holding company headquartered in Albany, Georgia, and the parent of HeritageBank of the South, a Georgia savings bank (“HeritageBank”). On the same date, HeritageBank merged with and into Renasant Bank. On the closing date of the acquisition, Heritage operated 48 banking, mortgage and investment offices in Alabama, Georgia and Florida. The Company issued 8,635,879 shares of its common stock and paid $5.9 million to Heritage stock option holders for 100% of the voting equity interest in Heritage in a transaction valued at $295.4 million. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $2.0 billion, which includes loans held for investment and loans held for sale with a fair value of $1.5 billion, and assumed liabilities with a fair value of $1.7 billion, including deposits with a fair value of $1.4 billion. At the acquisition date, approximately $175.2 million of goodwill and $12.3 million of core deposit intangible assets were recorded.
Termination of loss share agreements
On December 8, 2016, the Bank entered into an agreement with the Federal Deposit Insurance Corporation (the “FDIC”) that terminated all of the Bank’s loss share agreements, resulting in a payment by us to the FDIC of $4.8 million. All rights and obligations of the parties under these loss share agreements, including the claw-back provisions, terminated effective December 8, 2016. As a result, all recoveries, gains, charge-offs, losses and expenses related to assets previously covered under loss share are recognized entirely by the Bank going forward. Notwithstanding the termination of loss share with the FDIC, the terms of the purchase and assumption agreements for each of these FDIC assisted acquisitions continue to require the FDIC to indemnify us against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by the Bank and with respect to claims based on any action by directors, officers or employees of the relevant failed financial institutions.
Operations
The Company has three reportable segments: a Community Banks segment, an Insurance segment and a Wealth Management segment. Financial information about our segments for each of the last three years, including information with respect to revenues from external customers, profit or loss and total assets, is contained in Note 25, “Segment Reporting,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data.
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
As of December 31, 2016, we had 170 banking, insurance and financial services offices located throughout our markets in Mississippi, Tennessee, Alabama, Florida and Georgia.

Lending Activities.  Income generated by our lending activities, in the form of both interest income and loan-related fees, comprises a substantial portion of our revenue, accounting for approximately 67.92%, 63.88% and 66.05% of our total gross revenues in 2016, 2015 and 2014, respectively. Total gross revenues consist of interest income on a fully taxable equivalent basis and noninterest income. Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio by both type and geography and conducting ongoing review and management of the loan portfolio. Loans are originated through our traditional community banking model based on customer need. Customers needs are met either through our commercial or personal banking lending groups depending on the relationship and type of service or product desired. Our commercial lending group provides banking services to corporations or other business customers and originates loans for general corporate purposes, such as financing for commercial and industrial projects or income producing commercial real estate. Also included in our commercial lending group are experienced lenders within our specialty lines of business, which consist of our asset-based lending, healthcare, factoring, and equipment lease financing banking groups as well as loans meeting the criteria to be guaranteed by the Small Business Administration (“SBA”). Our personal banking group provides small consumer installment loans, real estate loans, lines of credit, constructions financing and originates conventional first and second mortgages.
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
—     Commercial, Financial and Agricultural Loans.  Commercial, financial and agricultural loans (referred to as “commercial loans”), which accounted for approximately 11.57% of our total loans at December 31, 2016, are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan-to-value ratios range from 50% to 85%, depending on the type of collateral. Terms are typically short term in nature and are commensurate with the secondary source of repayment that serves as our collateral.
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
—     Equipment Financing and Leasing.    Equipment financing loans (or “lease financing loans”), which represented approximately 0.75% of our total loans at December 31, 2016, are granted to provide capital to businesses for commercial equipment needs. These loans are generally granted for periods ranging between two and five years at fixed rates of interest. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category.  We obtain a lien against the collateral securing the loan and hold title (if applicable) until the loan is repaid in full. Transportation, manufacturing, healthcare, material handling, printing and construction are the industries that typically obtain lease financing. In addition, we offer a product tailored to qualified not-for-profit customers that provides real estate financing at tax-exempt rates.
—     Real Estate – 1-4 Family Mortgage.  We are active in the real estate – 1-4 family mortgage area (referred to as “residential real estate loans”), with approximately 30.28% of our total loans at December 31, 2016, being residential real estate loans. We offer both first and second mortgages on residential real estate. Loans secured by residential real estate in which the property is the principal residence of the borrower are referred to as “primary” 1-4 family mortgages. Loans secured by residential real estate in which the property is rented to tenants or is not the principal residence of the borrower are referred to as “rental/investment” 1-4 family mortgages. We also offer loans for the preparation of residential real property prior to construction (referred to in this Annual Report as “residential land development loans”). In addition, we offer home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. Originations of residential real estate loans are generated through either retail efforts in our branches or through loans either originated by or referred by our mortgage operations. We attempt to minimize the risk associated with residential real estate loans by strictly scrutinizing the financial condition of the borrower; typically, we also limit the maximum loan-to-value ratio.

We retain residential real estate loans for our portfolio when the Bank has sufficient liquidity to fund the needs of established customers and when rates are favorable to retain the loans. Retained portfolio loans are made primarily through the Bank’s -adjustable-rate mortgage product offerings.
We also originate residential real estate loans with the intention of selling them in the secondary market to third party private investors or directly to government sponsored agencies. These loans are collateralized by one-to-four family residential real estate. When these loans are sold, we either release or retain the related servicing rights, depending on a number of factors including the pricing of such loans in the secondary market, fluctuations in interest rates that would impact the profitability of the loans, as well as other market-related conditions. Residential real estate originations to be sold are sold either on a “best efforts” basis or under a “mandatory delivery” sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with state government sponsored agencies, and we are obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a “mandatory delivery” sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. The Company does not actively market or originate subprime mortgage loans.
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
—     Real Estate – Commercial Mortgage.  Our real estate – commercial mortgage loans (“commercial real estate loans”) represented approximately 46.74% of our total loans at December 31, 2016. Included in this portfolio are loans in which the owner develops a property with the intention of locating its business there. These loans are referred to as “owner-occupied” commercial real estate loans. Payments on these loans are dependent on the successful development and management of the business as well as the borrower’s ability to generate sufficient operating revenue to repay the loan. If our estimate of value proves to be inaccurate, the Bank must mitigate that risk by having sufficient sources of secondary repayment as well as guarantor support. In some instances, in addition to our mortgage on the underlying real estate of the business, our commercial real estate loans are secured by other non-real estate collateral, such as equipment or other assets used in the course of business.
In addition to owner-occupied commercial real estate loans, we offer loans in which the owner develops a property where the source of repayment of the loan will come from the sale or lease of the developed property, for example, retail shopping centers, hotels, storage facilities, etc. These loans are referred to as “non-owner occupied” commercial real estate loans. We also offer commercial real estate loans to developers of commercial properties for purposes of site acquisition and preparation and other development prior to actual construction (referred to in this Annual Report as “commercial land development loans”). Non-owner occupied commercial real estate loans and commercial land development loans are dependent on the successful completion of the project and may be affected by adverse conditions in the real estate market or the economy as a whole.
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
—     Real Estate – Construction.    Our real estate – construction loans (“construction loans”) represented approximately 8.91% of our total loans at December 31, 2016. Our construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 9 to 12 months for residential property and from 12 to 24 months for non-residential and multi-family properties. Construction lending entails significant additional risks compared to residential real estate or commercial real estate lending, including the risk that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. The risk is to evaluate accurately the total loan funds required to complete a project and to ensure proper loan-to-value ratios during the construction phase. We address the risks associated with construction lending in a number of ways. As a threshold matter, we limit loan-to-value ratios to 85% of when-completed appraised values for owner-occupied and investor-owned residential or commercial properties. We monitor draw requests either internally or with the assistance of a third party, creating an additional safeguard that ensures advances are in line with project budgets.

—     Installment Loans to Individuals.    Installment loans to individuals (or “consumer loans”), which represented approximately 1.75% of our total loans at December 31, 2016, are granted to individuals for the purchase of personal goods. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before granting a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the collateral securing the loan and hold title until the loan is repaid in full.
To protect against the risks associated with fluctuations in economic conditions within the Bank’s footprint, management has implemented a strategy to proactively monitor the risk to the Company presented by the Bank’s loan portfolio as a whole. First, we purposefully manage the loan portfolio to avoid excessive concentrations in any particular loan category. Our goal is to structure the loan portfolio so that it is comprised of approximately one-third commercial loans and owner-occupied commercial real estate loans, one-third non-owner occupied commercial real estate loans and one-third residential real estate loans and consumer loans. Construction and land development loans are allocated between the commercial real estate and residential real estate categories based on the property securing the loan. With respect to construction and land development loans in particular, management monitors whether the allocation of these loans across geography and asset type heightens the general risk associated with these types of loans. We also monitor concentrations in our construction and land development loans based on regulatory guidelines promulgated by banking regulators which include evaluating the aggregate value of these loans as a percentage of our risk-based capital as well as monitoring loans considered to be high volatility commercial real estate.
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
The deposit services we offer accounted for approximately 10.78%, 12.16% and 13.00% of our total gross revenues in 2016, 2015 and 2014, respectively, in the form of fees for deposit services. The deposits held by our Bank have been primarily generated within the market areas where our branches are located.
Operations of Wealth Management
Through the Wealth Management segment, we offer a wide variety of fiduciary services and administer (as trustee or in other fiduciary or representative capacities) qualified retirement plans, profit sharing and other employee benefit plans, personal trusts and estates. In addition, the Wealth Management segment offers annuities, mutual funds and other investment services through a third party broker-dealer. For 2016, the Wealth Management segment contributed total revenue of $14.2 million, or 3.00%, of the Company’s total gross revenues. Wealth Management operations are headquartered in Tupelo, Mississippi, and Birmingham, Alabama, but our products and services are available to customers in all of our markets through our community banks.
Operations of Insurance
Renasant Insurance is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. For 2016, Renasant Insurance contributed total revenue of $10.4 million, or 2.20%, of the Company’s total gross revenues and operated ten offices - one office each in Ackerman, Brandon, Corinth, Durant, Kosciusko, Louisville, Madison, Oxford, Starkville and Tupelo, Mississippi.
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

Certain markets in which we operate have demographics which we believe indicate the possibility of future growth at higher rates than other markets in which we operate. The following table shows our deposit share in those markets as of June 30, 2016 (which is the latest date that such information is available):

Market	Available Deposits (in billions)	Deposit Share
Mississippi
Tupelo	$2.0	41.5%
DeSoto County	2.3	7.7%
Oxford	1.1	10.9%
Columbus	1.0	9.0%
Starkville	0.9	26.4%
Jackson	11.9	3.0%
Tennessee
Memphis	22.9	1.2%
Nashville	41.0	1.1%
Maryville	1.9	2.4%
Alabama
Birmingham	34.7	0.7%
Decatur	1.8	17.3%
Huntsville/Madison	6.8	1.5%
Montgomery	6.3	1.0%
Tuscaloosa	3.2	0.9%
Florida
Columbia	0.9	2.5%
Gainesville	3.6	1.9%
Ocala	4.6	2.5%
Georgia
Alpharetta/Roswell	7.9	2.3%
Canton/Woodstock	2.7	5.0%
Cartersville/Cumming	3.5	4.4%
Gwinnett	14.7	0.9%
Lowndes	1.8	2.2%
Source:  FDIC, As of June 30, 2016
For 2016, we maintained approximately 11% of the market share (deposit base) in our entire Mississippi area, approximately 1% in our entire Tennessee area, approximately 2% in our entire Alabama area, approximately 2% in our entire Florida area and approximately 1% in our entire Georgia area.
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
Supervision and Regulation
General
The U.S. banking industry is highly regulated under federal and state law. We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a result, we are subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a commercial bank chartered under the laws of the State of Mississippi; it is not a member of the Federal Reserve System. As a Mississippi bank, the

Bank is subject to supervision, regulation and examination by the Mississippi Department of Banking and Consumer Finance, as the chartering entity of the bank, and by the FDIC, as the insurer of the Bank’s deposits. As a result of this extensive system of supervision and regulation, the growth and earnings performance of the Company and the Bank are affected not only by management decisions and general and local economic conditions, but also by the statutes, rules, regulations and policies administered by the Federal Reserve, the FDIC and the Mississippi Department of Banking and Consumer Finance, as well as by other federal and state regulatory authorities with jurisdiction over our operations.
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
Dodd-Frank Act
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act imposed new restrictions and an expanded regulatory oversight for financial institutions, including depository institutions like the Bank. Although the Dodd-Frank Act is primarily aimed at the activities of investment banks and large commercial banks, many of the provisions of the legislation will impact operations of community banks such as the Bank. In addition to the Volcker Rule and the Durbin Amendment, each of which are discussed in more detail below, the following aspects of the Dodd-Frank Act are related to our operations:

-
The Consumer Financial Protection Bureau (the “CFPB”) was established as an independent bureau within the Federal Reserve. The CFPB has broad regulatory, supervisory and enforcement authority with respect to the offering and provision of consumer financial products and services under federal consumer protection laws by banks and thrifts with greater than $10 billion in assets. Since our assets are currently below this threshold, the Bank remains subject only to the supervision and enforcement of the FDIC with respect to the federal consumer financial protection laws. When and if we exceed $10 billion in assets, we will become subject to the CFPB’s authority, and it has established a reputation for aggressive enforcement of the federal consumer protection laws.

-	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated, subject to various grandfathering and transition rules.
-
The deposit insurance assessment base calculation now equals the depository institution’s average consolidated total assets minus its average tangible equity during the assessment period. Previously, the deposit insurance assessment was calculated based on the insured deposits held by the institution.

-
The minimum designated reserve ratio of the Deposit Insurance Fund increased 20 basis points to 1.35% of estimated annual insured deposits or assessment base. The FDIC also was directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion. This means that institutions with greater than $10 billion in assets primarily bear the increase in deposit insurance premiums.

-
Bank holding companies and banks must be “well capitalized” and “well managed” in order to acquire banks located outside of their home state, which codified long-standing Federal Reserve policy. Any bank holding company electing to be treated as a financial holding company must be and remain “well capitalized” and “well managed.”

-	Capital requirements for insured depository institutions are now countercyclical, such that capital requirements increase in times of economic expansion and decrease in times of economic contraction.
-	The regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards and prepayment consideration, has been expanded.
-
The “opt in” provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1997 have been eliminated, which allows state banks to establish de novo branches in states other than the bank’s home state if the law of such other state would permit a bank chartered in that state to open a branch at that location.

The foregoing provisions may have the consequence of increasing our expenses, decreasing our revenues and changing the activities in which we choose to engage, especially if we grow beyond $10 billion in assets and are required to comply with the additional requirements of the Dodd-Frank Act applicable to banks and bank holding companies with at least that level of total assets. The environment in which banking organizations will now operate, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the profitability of banking organizations that cannot now be foreseen. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities do not apply to the Company’s trust preferred securities because of the Company’s size. The ultimate effect of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is uncertain at this time.
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
In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 4%.
These capital requirements are substantially similar to those imposed on the Bank under FDIC regulations and described in more detail below under the heading “Supervision and Regulation of Renasant Bank - Capital Adequacy Guidelines.”

Payment of Dividends; Source of Strength; Stress Testing. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. This policy provides that in general a bank holding company should pay dividends only when (1) its net income available to shareholders over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears to be consistent with the capital needs and overall current and prospective financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum regulatory capital adequacy ratios.
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
In October 2012, as required by the Dodd-Frank Act, the Federal Reserve and the FDIC published final rules regarding company-run stress testing. These rules apply only to bank holding companies and banks with average total consolidated assets greater than $10 billion, so they are not yet applicable to the Company or the Bank. When and if we exceed $10 billion in consolidated assets, we will be annually required to conduct annual stress tests to ensure we have sufficient capital during periods of economic downturn. The Federal Reserve and FDIC release stress-test scenarios on February 15 of each year, and banking organizations are required to submit the results of their tests to the appropriate regulator by July 31. The results of each year’s stress tests are publicly disclosed following each banking organization’s submission. When and if we are required to conduct stress testing, we expect that banking regulators will consider the results of this testing an important factor in evaluating our and the Bank’s capital adequacy, especially when reviewing any proposed acquisitions and in determining whether any proposed dividends or stock repurchases by us may be an unsafe or unsound practice.
A bank with total assets over $10 billion is obligated to conduct stress testing when its most recent four-quarter average consolidated total assets exceeds $10 billion. If the bank becomes subject to stress testing prior to March 31 of any year, it will be required to conduct its first annual stress test in the next calendar year; if the bank becomes subject to stress testing after March 31, it must conduct its first annual stress test in the second calendar year. Accordingly, if we exceed $10 billion in total average consolidated assets threshold after March 31, 2017, we will be required to conduct in 2019 our first annual stress test for the year ending December 31, 2018. Even though the Company does not yet have at least $10 billion in assets, we have already begun developing policies and procedures to comply with the rules when and if they become applicable.
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
Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets
Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Although the majority of these rules apply to bank holding companies with at least $50 billion in total assets, certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. Following the fourth consecutive quarter (and any applicable phase-in period) where our or the Bank’s total assets exceed this $10 billion threshold, we or the Bank, as applicable, will, among other requirements:

-	be required to perform annual stress tests as described above in “Dividends; Source of Strength; Stress Testing;”
-
be required to establish a dedicated risk committee of our board of directors responsible for overseeing our enterprise-wide risk management policies, which must be commensurate with our capital structure, risk profile, complexity, activities, size and other appropriate risk-related factors, and including as a member at least one risk management expert;

-
be required to establish a dedicated risk committee of our board of directors responsible for overseeing our enterprise-wide risk management policies, which must be commensurate with our capital structure, risk profile, complexity, activities, size and other appropriate risk-related factors, and including as a member at least one risk management expert; and

-	be examined for compliance with federal consumer protection laws primarily by the CFPB.
Even though the Company does not yet have at least $10 billion in assets, we have already begun developing policies and procedures to comply with the rules when and if they become applicable. For example, we have implemented new controls and procedures to prepare for stress testing, and we have established an Enterprise Risk Management Committee tasked with monitoring the risks identified by other Company and Bank committees in the context of the impact of each identified risk on other identified risks and ultimately on the Company as a whole. We believe that, assuming that we complete our proposed acquisition of Metropolitan, this acquisition, coupled with our organic growth, is likely to result in our assets exceeding $10 billion prior to the end of 2017.

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
In addition, all institutions with deposits insured by the FDIC must pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established as a financing vehicle for the Federal Savings & Loan Insurance Corporation. The assessment rate for the first quarter of fiscal 2017 is .0056% of insured deposits and is adjusted quarterly. These assessments will continue until the bonds mature in 2019 (the corporation’s ability to issue new debt has been terminated).
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
The ability of the Bank to pay dividends is restricted by federal and state laws, regulations and policies. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance. In addition, the FDIC also has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends. Accordingly, the approval of the Mississippi Department of Banking and Consumer Finance and potentially the FDIC is required prior to the Bank paying dividends to the Company. Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.
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
-    Basel III. In December 2010, the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, released a final framework for a strengthened set of capital requirements, known as the “Basel III” regulatory capital reforms. In July 2013, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency adopted rules implementing the Basel III regulatory capital reforms, including the standardized approach of Basel II for non-core banks and bank holding companies such as the Bank and the Company (collectively, the “Basel III Rules”). The Basel III Rules call for broad and comprehensive revision of regulatory capital standards for U.S. banking organizations. The Basel III Rules implemented a new common equity Tier 1 minimum capital requirement (“CET1”), a higher minimum Tier 1 capital requirement and other items affecting the calculation of the numerator of a banking organization’s risk-based capital ratios. Additionally, the Basel III Rules apply limits to a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not maintain a "capital conservation buffer," which is a specified amount of CET1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. For a detailed discussion of the CET1 ratio and the impact on the Company, see Note 23, “Regulatory Matters,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data. Under the Basel III Rules:

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
The Basel III Rules have also revised the method for calculating risk-weighted assets to enhance risk sensitivity, particularly with respect to equity exposures to investment funds (including mutual funds), foreign exposures and residential real estate assets. It also established alternatives to credit ratings for calculating risk-weighted assets consistent with section 939A of the Dodd-Frank Act.
Finally, as noted above, the Basel III rules limit payment of dividends, common stock repurchases and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer.” When fully phased in on January 1, 2019, the required capital conservation buffer will be 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements; as of January 1, 2017, the capital conservation buffer is 1.25% of risk-weighted assets.
-    Prompt Corrective Action. Under Section 38 of the Federal Deposit Insurance Act (the “FDIA”), each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement this mandate. Under the regulations, as updated by the Basel III Rules, a bank is (i) “well capitalized” if it has total risk-based capital of 10% or more, has a Tier 1 risk-based ratio of 8% or more, has a common equity Tier 1 capital ratio of 6.5%, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 6% or more, a common equity Tier 1 capital ratio of 4.5% and a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 6%, a common equity Tier 1 capital ratio that is less than 4.5% or a Tier 1 leverage capital ratio that is less than 4%, (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, a common equity Tier 1 capital ratio of less than 3% or a Tier 1 leverage capital ratio that is less than 3%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.
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

The provisions discussed above, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.
Interchange Fees. Under Section 1075 of the Dodd-Frank Act (often referred to as the “Durbin Amendment”), the Federal Reserve established standards for assessing whether the interchange fees, or “swipe” fees, that banks charge with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees are charges that merchants pay to Renasant Bank and other card-issuing banks for processing electronic payment transactions. Under the Federal Reserve’s rules, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. A debit card issuer may also recover one cent per transaction for fraud prevention purposes if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
Renasant Bank is currently exempt from the interchange fee cap because we have less than $10 billion in total assets. When and if we exceed $10 billion in total assets, we will become subject to the interchange fee cap beginning July 1 of the next fiscal year.
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

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve bank. At December 31, 2016, the Bank was in compliance with its reserve requirements.
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
Personnel
At December 31, 2016, we employed 1,965 people throughout all of our segments on a full-time equivalent basis. Of this total, the Bank accounted for 1,900 employees (inclusive of employees in our Community Banks and Wealth Management segments), and Renasant Insurance employed 65 individuals. The Company has no additional employees; however, at December 31, 2016, 15 employees of the Bank served as officers of the Company in addition to their positions with the Bank.
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
Available Information
Our Internet address is www.renasant.com, and the Bank's Internet address is www.renasantbank.com. We make available at the Company's website, under the link “SEC Filings” under the “Investor Relations” tab, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
(In Thousands)
The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate on each such category for the years ended December 31, 2016, 2015 and 2014:

	2016			2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Not purchased(1)	$4,531,231	$195,552	4.32%	$3,646,823	$161,535	4.43%	$3,052,003	$141,764	4.64%
Purchased	1,555,502	104,983	6.75%	1,045,324	68,141	6.52%	724,884	51,532	7.11%
Purchased and covered(4)	46,438	3,295	7.10%	143,855	7,732	5.37%	164,128	7,548	4.60%
Total Loans	6,133,171	303,830	4.95%	4,836,002	237,408	4.91%	3,941,015	200,844	5.10%
Securities:
Taxable(2)	721,661	15,305	2.12	732,016	15,946	2.18	698,808	16,026	2.29
Tax-exempt	351,950	16,555	4.70	331,206	16,709	5.04	303,641	15,981	5.26
Total securities	1,073,611	31,860	2.97	1,063,222	32,655	3.07	1,002,449	32,007	3.19
Interest-bearing balances with banks	89,514	459	0.51	74,776	215	0.29	138,299	395	0.29
Total interest-earning assets	7,296,296	336,149	4.61	5,974,000	270,278	4.52	5,081,763	233,246	4.59
Cash and due from banks	130,360			102,417			87,964
Intangible assets	491,530			379,469			301,104
FDIC loss share indemnification asset	4,961			8,928			20,617
Other assets	493,363			410,168			325,069
Total assets	$8,416,510			$6,874,982			$5,816,517
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	3,090,495	5,874	0.19	2,596,362	4,721	0.18	2,198,260	4,516	0.21
Savings deposits	525,498	372	0.07	433,838	321	0.07	346,608	289	0.08
Time deposits	1,587,444	11,610	0.73	1,392,171	8,673	0.62	1,412,200	11,411	0.81
Total interest-bearing deposits	5,203,437	17,856	0.34	4,422,371	13,715	0.31	3,957,068	16,216	0.41
Borrowed funds	523,812	10,291	1.96	376,208	7,950	2.11	186,318	7,711	4.14
Total interest-bearing liabilities	5,727,249	28,147	0.49	4,798,579	21,665	0.45	4,143,386	23,927	0.58
Noninterest-bearing deposits	1,467,881			1,125,969			921,903
Other liabilities	105,342			73,519			59,426
Shareholders’ equity	1,116,038			876,915			691,802
Total liabilities and shareholders’ equity	$8,416,510			$6,874,982			$5,816,517
Net interest income/ net interest margin		$308,002	4.22%		$248,613	4.16%		$209,319	4.12%

(1)Includes mortgage loans held for sale and shown net of unearned income.
(2)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which we operate.
(3)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
(4)Represents information associated with purchased loans covered under loss sharing agreements prior to their termination on December 8, 2016.
The average balances of nonaccruing assets are included in this table. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.66%, which is net of federal tax benefit.

Table 2 – Volume/Rate Analysis
(In Thousands)
The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the years indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior yield/rate); (2) changes in yield/rate (changes in yield/rate multiplied by prior volume); and (3) changes in both yield/rate and volume (changes in yield/rate multiplied by changes in volume). The changes attributable to the combined impact of yield/rate and volume have all been allocated to the changes due to volume.

	2016 Compared to 2015			2015 Compared to 2014
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans:
Not purchased(1)	$38,168	$(4,151)	$34,017	$26,348	$(6,577)	$19,771
Purchased	34,433	2,409	36,842	20,888	(4,279)	16,609
Purchased and covered	(6,912)	2,475	(4,437)	(1,089)	1,273	184
Securities:
Taxable	(220)	(421)	(641)	726	(806)	(80)
Tax-exempt	976	(1,130)	(154)	1,390	(662)	728
Interest-bearing balances with banks	75	169	244	(182)	2	(180)
Total interest-earning assets	66,520	(649)	65,871	48,081	(11,049)	37,032
Interest expense:
Interest-bearing demand deposits	939	214	1,153	724	(519)	205
Savings deposits	64	(13)	51	65	(33)	32
Time deposits	1,428	1,509	2,937	(125)	(2,613)	(2,738)
Borrowed funds	2,900	(559)	2,341	4,013	(3,774)	239
Total interest-bearing liabilities	5,331	1,151	6,482	4,677	(6,939)	(2,262)
Change in net interest income	$61,189	$(1,800)	$59,389	$43,404	$(4,110)	$39,294
(1)Includes mortgage loans held for sale and shown net of unearned income.

Table 3 – Investment Portfolio
(In Thousands)
The following table sets forth the scheduled maturity distribution and weighted average yield based on the amortized cost of our investment portfolio as of December 31, 2016. Information regarding the carrying value of the investment securities listed below as of December 31, 2016, 2015 and 2014 is contained under the heading “Financial Condition – Investments” and “Results of Operations – Net Interest Income” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Amount	Yield
Held to Maturity:
Obligations of other U.S. Government agencies and corporations
Maturing within one year	$1,499	1.25%
Maturing after one year through five years	12,602	1.50%
Obligations of states and political subdivisions
Maturing within one year	9,920	4.47%
Maturing after one year through five years	98,377	4.46%
Maturing after five years through ten years	129,883	3.46%
Maturing after ten years	104,001	4.71%
Available for Sale:
Obligations of other U.S. Government agencies and corporations
Maturing after one year through five years	2,066	3.46%
Trust preferred securities
Maturing after ten years	23,749	1.55%
Other debt securities - corporate debt
Maturing after five years through ten years	1,047	5.05%
Residential mortgage backed securities:
Government agency MBS	414,019	2.01%
Government agency CMO	171,362	1.98%
Commercial mortgage backed securities:
Government agency MBS	50,628	3.18%
Government agency CMO	2,528	4.63%
Other debt securities	21,006	2.36%
	$1,042,687	2.97%
Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.66%, which is net of federal tax benefit.

Table 4 – Loan Portfolio
(In Thousands)
The following table sets forth loans, net of unearned income, outstanding at December 31, 2016, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less. For information regarding the loan balances in each of the categories listed below as of the end of each of the last five years, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Financial Condition – Loans.” See “Risk Management – Credit Risk and Allowance for Loan Losses” in Item 7 for information regarding the risk elements applicable to, and a summary of our loan loss experience with respect to, the loans in each of the categories listed below.

	One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial, financial, agricultural	$346,142	$308,009	$63,339	$717,490
Lease financing	2,385	34,814	9,642	46,841
Real estate – construction	368,864	50,472	133,343	552,679
Real estate – 1-4 family mortgage	642,931	536,940	698,306	1,878,177
Real estate – commercial mortgage	782,723	1,429,137	687,035	2,898,895
Installment loans to individuals	38,277	63,760	6,590	108,627
	$2,181,322	$2,423,132	$1,598,255	$6,202,709
The following table sets forth the fixed and variable rate loans maturing or scheduled to reprice after one year as of December 31, 2016:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Due after one year through five years	$2,100,452	$322,680
Due after five years	1,009,894	588,361
	$3,110,346	$911,041

Table 5 – Deposits
(In Thousands)
The following table shows the maturity of certificates of deposit and other time deposits of $100 or more at December 31, 2016:

	Certificates of Deposit	Other
Three Months or Less	$100,332	$3,981
Over Three through Six Months	93,660	1,216
Over Six through Twelve Months	147,140	12,038
Over 12 Months	519,020	3,812
	$860,152	$21,047

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
Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment in the United States is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
More particularly, much of our business development and marketing strategy is directed toward fulfilling the banking and financial services needs of small to medium size businesses. Such businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact our Mississippi, Tennessee, Alabama, Florida and Georgia markets generally and these businesses are adversely affected, our financial condition and results of operations may be negatively affected.
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
As of December 31, 2016, approximately 67.21% of our loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk to our financial condition than other types of loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
Our commercial, construction and commercial real estate loan portfolios are discussed in more detail under the heading “Operations – Operations of Community Banks” in Item 1, Business.

We have a high concentration of loans secured by real estate.
At December 31, 2016, approximately 85.93% of our loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower. Real estate values have generally recovered since the recent recession, but any adverse change in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans. This was the case from 2008 to 2012. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.
We have a concentration of credit exposure in commercial real estate.
In addition to the general risks associated with our lending activities described above, including the effects of declines in real estate values, commercial real estate (“CRE”) loans are subject to additional risks. These loans depend on cash flows from the property to service the debt. Cash flows, either in the form of rental income or the proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. A downturn in the local economy generally or in occupancy rates where the property is located could increase the likelihood of default. An increase in defaults in our CRE loan portfolio could have a material adverse effect on our financial condition and results of operations. At December 31, 2016, we had approximately $3.5 billion in commercial real estate loans, representing approximately 56.94% of our loans outstanding on that date, as follows:

December 31, 2016
Commercial Real Estate
Owner-occupied	$1,212,265
Non-owner occupied	1,504,131
Construction	552,679
Land Development:
1-4 family mortgage	80,025
Commercial mortgage	182,499
Total Commercial real estate loans	$3,531,599
In addition, in December 2006, in response to rapid growth in CRE loan concentrations and observed weaknesses in risk management practices at some financial institutions, the FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency published Joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (which we refer to as the “CRE guidance”). The CRE guidance is intended to promote sound risk management practices and appropriate levels of capital to enable institutions to engage in CRE lending in a safe and sound manner. Federal banking regulators will use certain criteria to identify financial institutions that are potentially exposed to significant CRE concentration risk. Among other things, an institution will be deemed to potentially have significant CRE concentration risk exposure if it has, based on its call report, either (1) total loans classified as acquisition, development and construction (“ADC”) loans represent 100% or more of the institution’s total capital or (2) total CRE loans, which consists of ADC and non-owner occupied CRE loans as defined in the CRE guidance, represent 300% or more the institution’s total capital, where the balance of the institution’s CRE loan portfolio has increased by 50 percent or more during the prior 36 months. The foregoing criteria are commonly referred to as the 100/300 Test.
Although the 100/300 Test is not a limit on an institution’s CRE lending activity, it serves as a high-level indicator of an institution’s potential CRE concentration risk. If any future results of the Company’s 100/300 Test evaluation show a potential CRE concentration risk, it may elect, or be required by its regulators, to adopt additional risk management practices or other limits on its activities, which could have a material adverse effect on our financial condition and results of operations.
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
We are subject to interest rate risk.
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In light of improving labor markets and its assessment of the rate of inflation, the Federal Reserve increased the federal funds target rate by 25 basis points in December 2015 and December 2016 and has indicated that gradual increases in the federal funds target rate are warranted by economic conditions. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, and (2) the fair value of our financial assets and liabilities.
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
We have grown our business through the acquisition of entire financial institutions and through de novo branching. Since the beginning of 2011, we have opened eight de novo branches, acquired specified assets and the operations of, and assumed specified liabilities of, failed financial institutions in two FDIC-assisted transactions and acquired the RBC Bank (USA) trust division. We also acquired First M&F Corporation (“First M&F”) and its wholly-owned subsidiary, Merchants and Farmers Bank on September 1, 2013, acquired Heritage and its wholly-owned subsidiary HeritageBank on July 1, 2015 and acquired KeyWorth Bank on April 1, 2016. In addition, as noted above in Item 1, Business, on January 17, 2017 we and Metropolitan jointly announced the signing of a definitive merger agreement pursuant to which we will acquire Metropolitan in an all stock merger. We intend to continue pursuing a growth strategy for our business through de novo branching and to evaluate attractive acquisition opportunities that are presented to us. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following (all of which are generally applicable to an analysis of the risks relating to our pending acquisition of Metropolitan):
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
Expansion into New Markets.  Much of our recent growth has been focused in the highly-competitive metropolitan areas of Memphis and Nashville, Tennessee, Birmingham and Huntsville, Alabama, Atlanta, Georgia, east Tennessee, as well as Gainesville and Ocala, Florida. In these growth markets we face competition from a wide array of financial institutions, including much larger, well-established financial institutions. Upon completion of our acquisition of Metropolitan, we will increase our presence in the Memphis and Nashville, Tennessee markets as well as in Jackson, Mississippi, a highly attractive and competitive market.
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
The success of our acquisitions of Heritage and KeyWorth and, if completed, our acquisition of Metropolitan will depend on, among other things, our ability to realize anticipated cost savings and to integrate the acquired assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, we will make fair value estimates of certain assets and liabilities in recording each acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the particular acquisition.
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
We may continue to experience increased credit costs or need to take additional markdowns and make additional provisions to the allowance for loan losses on purchased loans, including loans purchased in our acquisitions of Heritage, KeyWorth and, if completed, Metropolitan. Any of these actions could adversely affect our financial condition and results of operations in the future. In addition, there is no assurance that as our integration efforts continue in connection with the KeyWorth acquisition or, if completed, our integration of Metropolitan, other unanticipated costs, including the diversion of personnel, or losses will not be incurred. In addition, the attention and effort devoted to the integration of an acquired business may divert management’s attention from other important issues and could harm our business.
We may face risks with respect to future acquisitions.
When we attempt to expand our business through mergers and acquisitions (including FDIC-assisted transactions), we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services or, in the case of FDIC-assisted transactions, on account of the loss share arrangements with the FDIC associated with such transactions. We believe that our pending acquisition of Metropolitan meets these criteria. In addition to the general risks associated with our growth plans and the particular risks associated with FDIC-assisted transactions both of which are highlighted above, in general acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

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

—	our ability to finance an acquisition and possible dilution to our existing shareholders;
—	the diversion of our management’s attention to the negotiation of a transaction;
—	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;
—	entry into new markets where we lack experience; and
—	risks associated with integrating the operations and personnel of acquired businesses.

All of the foregoing matters are applicable to our pending acquisition of Metropolitan.
We expect to continue to evaluate merger and acquisition opportunities (including FDIC-assisted transactions) that are presented to us and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Historically, acquisitions of non-failed financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and net income per common share may occur in connection with any future transaction (which may be the case as a result of the Metropolitan acquisition). Failure to realize the expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.
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
Our industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. The consolidation of financial institutions in connection with the 2008-2009 recession has continued to the present time, and we expect additional consolidation to occur as a result of, among other things, elevated regulatory compliance costs. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, as highlighted by our discussion of the Dodd-Frank Act, legislative and regulatory changes on both the federal and state level may materially affect competitive conditions in our industry. Finally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures.
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
We and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Furthermore, as discussed below, the Dodd-Frank Act has resulted in significant changes to the regulations governing banks and other financial institutions. Other changes to such regulations have been proposed or may be proposed in light of the policy changes that were advocated during the presidential election campaign. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of the foregoing, could affect us and/or the Bank in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.
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
As a public company, we are also subject to laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act and SEC regulations. These laws, regulations and standards are subject to varying interpretations, amendment or outright repeal. As a result, the amendment or repeal of any such laws, regulations or standards, or the issuance of new guidance for complying therewith by regulatory and governing bodies, could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention.
Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. The information under the heading “Supervision and Regulation” in Item 1, Business, and Note 24, “Regulatory Matters,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, provides more information regarding the regulatory environment in which we and the Bank operate.
We will be subject to heightened regulatory requirements if we exceed $10 billion in assets.
We believe that, assuming that we complete our proposed acquisition of Metropolitan, this acquisition, coupled with our organic growth, is likely to result in our assets exceeding $10 billion prior to the end of 2017. As discussed under the heading “Supervision and Regulation” in Item 1, Business, the Dodd-Frank Act and regulations promulgated thereunder impose additional requirements on bank holding companies with total assets of at least $10 billion, including compliance with annual stress testing requirements. In addition, banks with total assets of at least $10 billion are primarily examined by the Consumer Financial Protection Bureau with respect to various federal consumer financial protection laws and regulations. Although Renasant Bank currently is subject to CFPB regulations, the FDIC is primarily responsible for examining our compliance with consumer protection laws and CFPB regulations. Finally, if we exceed $10 billion in assets, we will be subject to the limitation on interchange fees imposed pursuant to the Durbin Amendment to the Dodd-Frank Act.

To prepare for the Company being subject to additional regulations once it exceeds $10 billion in assets, we have incurred a number of significant expense relating to, among other things, the implementation of additional internal controls and procedures relating to stress testing, and we expect to incur additional expenses once the Company does in fact exceed $10 billion in assets. Further, if and when we exceed $10 billion in assets, the impact of the Durbin Amendment is anticipated to reduce our noninterest income. These additional expense and the expected decrease in interchange fee revenue could have a material adverse effect on our business, financial condition or results of operations. In addition, the results of our annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers, which may in turn adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters such as acquisitions of other financial institutions.
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
Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events, like the 2010 Tennessee floods that impacted our Nashville, Tennessee offices and the April 2011 storms that devastated much of east Mississippi and west Alabama, could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. With the acquisition of Heritage, we now have operations in Florida that could be impacted by hurricanes. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
Although our common stock is listed for trading on The NASDAQ Global Select Market, the average daily trading volume in our common stock is generally less than that of many of our competitors and other larger bank holding companies that are publicly-traded companies. For the two months ended February 23, 2017, the average daily trading volume for Renasant common stock was 196,067 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.
Our ability to declare and pay dividends is limited by law, and we may be unable to pay future dividends.
We are a separate and distinct legal entity from the Bank, and we receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. The information under Note 23, “Restrictions on Cash, Securities, Bank Dividends, Loans or Advances,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, provides a detailed discussion about the restrictions governing the Bank’s ability to transfer funds to us.

Holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.
We have supported a portion of our growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. Also, in connection with our acquisitions of other financial institutions, we assumed junior subordinated debentures. At December 31, 2016, we had trust preferred securities and accompanying junior subordinated debentures with a carrying value of $95.6 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock (such dividend restrictions do not apply to the subordinated notes issued in August 2016). We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.
On February 22, 2017, the Company redeemed the Heritage Financial Statutory Trust I junior subordinated debentures. Prior to the redemption, the Company obtained all required board and regulatory approval. For a detailed discussion of the redemption of these debentures, please refer to Note 27, “Subsequent Events,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data
An investment in our common stock is not an insured deposit.
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
Shares of our common stock eligible for future sale, including those that may be issued in any other private or public offering of our common stock for cash or as incentives under incentive plans, could have a dilutive effect on the market for our common stock and could adversely affect market prices. As of February 23, 2017, there were 150,000,000 shares of our common stock authorized, of which 44,356,461 shares were outstanding.
The FDIC’s Statement of Policy on Qualifications for Failed Bank Acquisitions may restrict our activities and those of certain investors in us.
On August 26, 2009, the FDIC adopted the final Statement of Policy on Qualifications for Failed Bank Acquisitions (the “Statement”). The Statement purports to provide guidance concerning the standards for more than de minimis investments in acquirers of deposit liabilities and the operations of failed insured depository institutions. The Statement applies to private investors in a company, including any company acquired to facilitate bidding on failed banks or thrifts that is proposing to, directly or indirectly, assume deposit liabilities, or such liabilities and assets, from the resolution of a failed insured depository institution. By its terms, the Statement does not apply to investors with 5% or less of the total voting power of an acquired depository institution or its bank or thrift holding company (provided there is no evidence of concerted action by these investors). When applicable, among other things, covered investors (other than certain mutual funds) are prohibited by the Statement from selling their securities in the relevant institution for three years. In addition, covered investors must disclose to the FDIC information about the investors and all entities in the ownership chain, including information as to the size of the capital fund or funds, its diversification, the return profile, the marketing documents, the management team and the business model, as well as such other information as is determined to be necessary to assure compliance with the Statement. Furthermore, among other restrictions, the acquired institution must maintain a ratio of Tier 1 common equity to total assets of at least 10% for a period of three years from the time of acquisition; thereafter, the institution must maintain capital such that it is “well capitalized” during the remaining period of ownership by the covered investor. In addition, under the Statement, covered investors employing ownership structures utilizing entities that are domiciled in Secrecy Law Jurisdictions (as defined in the Statement) would not be eligible to own a direct or indirect interest in an insured depository institution, subject to certain exceptions.
The Statement may be applicable to private investors in us and, in the event of any such private investors covered by the Statement, will be applicable to us. Furthermore, because the applicability of the Statement depends in large part on the specific investor, we may not know at any given point in time whether the Statement applies to any investor and, accordingly, to us. Each investor must make its own determination concerning whether the Statement applies to it and its investment in us. Each investor is cautioned to consult its own legal advisors concerning such matters. We cannot assure investors that the Statement will not be applicable to us.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The main office of the Company is located at 209 Troy Street, Tupelo, Mississippi. Various departments occupy each floor of the five-story building. The Technology Center, also located in Tupelo, houses electronic data processing, document preparation, document imaging, loan servicing and deposit operations.
As of December 31, 2016, Renasant operated 135 full-service branches, 13 limited-service branches and an ATM network, which includes 136 ATMs at on-premise locations and 17 ATMs located at off-premise sites. Our Community Banks and Wealth Management segments operate out of all of these offices.
The Bank owns 105 of its 135 full-service branch banking facilities. The remaining 30 full-service branches are under lease agreements. The Bank owns 11 of the 13 limited-service branches. The Bank also operates 15 locations used exclusively for Mortgage Banking; of these locations, three are owned by the Bank with the remaining 12 under lease agreements. The 44 banking facilities that are occupied under leases have unexpired terms ranging from one to 11 years.
Renasant Insurance, a wholly-owned subsidiary of the Bank, owns seven stand-alone offices - one each in Ackerman, Corinth, Durant, Kosciusko, Louisville, Starkville and Tupelo, Mississippi.
None of our properties are subject to any material encumbrances.
ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company, the Bank, Renasant Insurance or any other subsidiaries are a party or to which any of their property is subject, and no such legal proceedings were terminated in the fourth quarter of 2016.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
The Company’s common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “RNST.” On February 23, 2017, the Company had approximately 12,839 shareholders of record and the closing sales price of the Company’s common stock was $41.75. The following table sets forth the high and low sales price for the Company’s common stock for each quarterly period for the fiscal years ended December 31, 2016 and 2015 as reported on NASDAQ, and the amount of cash dividends declared during each quarterly period during such fiscal years:

	Dividends Per Share	Prices
		High	Low
2016
1st Quarter	$0.17	$34.41	$29.49
2nd Quarter	0.18	35.00	30.21
3rd Quarter	0.18	35.78	30.98
4th Quarter	0.18	44.65	32.51

2015
1st Quarter	$0.17	$30.09	$26.14
2nd Quarter	0.17	33.47	28.98
3rd Quarter	0.17	33.86	29.50
4th Quarter	0.17	37.28	31.88
Although the timing and amount of future dividends, if any, will be determined at the discretion of the Company's board of directors, the Company traditionally has paid dividends on a quarterly basis. Funds for the payment of cash dividends are obtained from dividends received by the Company from the Bank. Accordingly, the declaration and payment of cash dividends by the Company depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. Restrictions on the Bank’s ability to transfer funds to the Company in the form of cash dividends exist under federal and state law and regulations. See Note 23, “Restrictions on Cash, Securities, Bank Dividends, Loans or Advances,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, for a discussion of these restrictions. These restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders in an amount consistent with the Company’s history of dividend payments.
Please refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.
Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its outstanding common stock during the three month period ended December 31, 2016.

Unregistered Sales of Equity Securities
The Company did not sell any unregistered equity securities during 2016.

Stock Performance Graph
The following performance graph compares the performance of our common stock to the NASDAQ Market Index and to a peer group of regional southeast bank holding companies (which includes the Company) for our reporting period. The performance graph assumes that the value of the investment in our common stock, the NASDAQ Market Index and the peer group of regional southeast bank holding companies was $100 at December 31, 2011, and that all dividends were reinvested.

	Period Ending December 31,
	2011	2012	2013	2014	2015	2016
Renasant Corporation	$100.00	$132.84	$224.32	$211.24	$256.64	$321.20
NASDAQ Market Index	100.00	117.45	164.57	188.84	201.98	219.89
SNL Geographic Index, Southeast(1)	100.00	166.11	225.10	253.52	249.57	331.30

(1)
The SNL Geographic Index, Southeast, is a peer group of 86 regional bank holding companies, whose common stock is traded either on the New York Stock Exchange, NYSE Amex or NASDAQ, and who are headquartered in Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

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

ITEM 6. SELECTED FINANCIAL DATA(1)
(In Thousands, Except Share Data) (Unaudited)

Year Ended December 31,	2016	2015	2014	2013	2012
Interest income	$329,138	$263,023	$226,409	$180,604	$159,313
Interest expense	28,147	21,665	23,927	23,471	25,975
Net interest income	300,991	241,358	202,482	157,133	133,338
Provision for loan losses	7,530	4,750	6,167	10,350	18,125
Noninterest income	137,415	108,270	80,509	71,891	68,711
Noninterest expense	295,099	245,114	190,937	172,928	150,459
Income before income taxes	135,777	99,764	85,887	45,746	33,465
Income taxes	44,847	31,750	26,305	12,259	6,828
Net income	$90,930	$68,014	$59,582	$33,487	$26,637
Per Common Share
Net income – Basic	$2.18	$1.89	$1.89	$1.23	$1.06
Net income – Diluted	2.17	1.88	1.88	1.22	1.06
Book value at December 31	27.81	25.73	22.56	21.21	19.80
Closing price(2)	42.22	34.41	28.93	31.46	19.14
Cash dividends declared and paid	0.71	0.68	0.68	0.68	0.68
Dividend payout	32.72%	36.17%	36.17%	55.74%	64.15%
At December 31,
Assets	$8,699,851	$7,926,496	$5,805,129	$5,746,270	$4,178,616
Loans, net of unearned income	6,202,709	5,413,462	3,987,874	3,881,018	2,810,253
Securities	1,030,530	1,105,205	983,747	913,329	674,077
Deposits	7,059,137	6,218,602	4,838,418	4,841,912	3,461,221
Borrowings	312,135	570,496	188,825	171,875	164,706
Shareholders’ equity	1,232,883	1,036,818	711,651	665,652	498,208
Selected Ratios
Return on average:
Total assets	1.08%	0.99%	1.02%	0.71%	0.64%
Shareholders’ equity	8.15%	7.76%	8.61%	6.01%	5.39%
Average shareholders’ equity to average assets	13.26%	12.76%	11.89%	11.78%	11.96%
At December 31,
Shareholders’ equity to assets	14.17%	13.08%	12.26%	11.58%	11.92%
Allowance for loan losses to total loans, net of unearned income(3)	0.91%	1.11%	1.29%	1.65%	1.72%
Allowance for loan losses to nonperforming loans(3)	320.08%	283.46%	209.49%	248.90%	146.90%
Nonperforming loans to total loans, net of unearned income(3)	0.28%	0.39%	0.62%	0.66%	1.17%

(1)
Selected consolidated financial data includes the effect of mergers and other acquisition transactions from the date of each merger or other transaction. On April 1, 2016, Renasant Corporation acquired KeyWorth Bank, a Georgia corporation ("KeyWorth"), headquartered in Johns Creek, Georgia. On July 1, 2015, Renasant Corporation acquired Heritage Financial Group, Inc., a Maryland corporation (“Heritage”), headquartered in Albany, Georgia. On September 1, 2013, Renasant Corporation acquired First M&F Corporation, a Mississippi corporation (“First M&F”), headquartered in Kosciusko, Mississippi. Refer to Item 1, Business, and Note 2, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, for additional information about mergers and other acquisition transactions.

(2)	Reflects the closing price on The NASDAQ Global Select Market on the last trading day of the Company’s fiscal year.

(3)
Excludes assets acquired from KeyWorth, Heritage and First M&F and assets covered under loss share agreements with the FDIC. On December 8, 2016, Renasant Bank entered into an agreement with the FDIC that terminated all of the Bank's loss share agreements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
Performance Overview
Net income was $90,930 for 2016 compared to $68,014 for 2015 and $59,582 for 2014. Basic and diluted earnings per share (“EPS”) were $2.18 and $2.17, respectively, for 2016 compared to $1.89 and $1.88, respectively, for 2015 and 2014. The fluctuation in EPS since 2014 was influenced by a number of factors:

—
Effective April 1, 2016, the Company completed its acquisition of KeyWorth Bank (“KeyWorth”) in a transaction valued at approximately $58,885. The Company issued approximately 1.7 million shares of common stock and paid $3,594 to KeyWorth stock option and warrant holders for 100% of the voting equity interest in KeyWorth. On April 1, 2016, KeyWorth operated 6 banking locations in the Atlanta metropolitan area. Including the effect of purchase accounting adjustments, which are still being finalized by the Company and are subject to change, the Company acquired assets with a fair value of $415,232, including loans with a fair value of $272,330, and assumed liabilities with a fair value of $359,940, including deposits with a fair value of $348,961. The Company recorded approximately $22,643 in intangible assets which consist of goodwill of $20,633 and a core deposit intangible of $2,010.

—
Effective July 1, 2015, the Company completed its acquisition by merger with Heritage Financial Group, Inc. (“Heritage”), a bank holding company headquartered in Albany, Georgia, in a transaction valued at $295,444. The Company issued approximately 8.6 million shares of common stock and paid $5,915 to Heritage stock option holders for 100% of the voting equity interest in Heritage. On July 1, 2015, Heritage operated 48 banking, mortgage and investment offices in Alabama, Georgia and Florida. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $2,019,977, including loans both held for sale and held for investment with a fair value of $1,458,411, and assumed liabilities with a fair value of $1,724,533, including deposits with a fair value of $1,375,354. The Company recorded approximately $187,468 in intangible assets which consist of goodwill of $175,212 and a core deposit intangible of $12,256.

—
In December 2016, the Bank entered into an agreement with the Federal Deposit Insurance Corporation (the "FDIC") that terminated all of the Bank's loss share agreements resulting in a payment to the FDIC of $4.8 million. The Company incurred a one-time pre-tax charge of $2.1 million in connection with the termination of the agreement.

—
In December 2016, the Company completed the underwritten public offering of 2,135,000 shares of the Company's common stock at a public offering price of $41.50 per share resulting in net proceeds to the Company of $84.1 million.

—
In August 2016, the Company completed the public offering and sale of $60 million of the Company's 5.00% fixed-to-floating rate subordinated notes due September 1, 2026, and $40 million of its 5.50% fixed-to-floating rate subordinated notes due September 1, 2031 (collectively, the "Notes"). The Notes resulted in net proceeds to the Company of $98.2 million and qualify as Tier 2 capital. A portion of the proceeds was used to prepay approximately $38.9 million in borrowings from the FHLB resulting in a penalty charge of $2.2 million.

—
Net interest income increased 24.71% to $300,991 for 2016 as compared to $241,358 for 2015; net interest income was $202,482 for 2014. Interest income on a tax equivalent basis increased 24.37% to $336,149 for 2016 from $270,278 for 2015. The increase since 2014 was due primarily to the increase in average earnings assets from the acquisitions of KeyWorth and Heritage and loan growth in the Company's non purchased loan portfolio as well as an increase in loan yields due to higher levels of accretable yield from the purchased loan portfolios.

—
Net charge-offs as a percentage of average loans increased to 0.12% in 2016 compared to 0.10% in 2015. Net charge-offs as a percentage of average loans was 0.29% in 2014. The provision for loan losses was $7,530 for 2016 compared to $4,750 for 2015 and $6,167 for 2014.

—
Noninterest income was $137,415 for 2016 compared to $108,270 for 2015 and $80,509 for 2014. The growth in noninterest income since 2014 is primarily attributable to the KeyWorth and Heritage acquisitions and organic growth in our mortgage division. Our goal is to continue developing products that generate noninterest income in order to diversify our revenue streams.

—
Noninterest expense was $295,099, $245,114 and $190,937 for 2016, 2015 and 2014, respectively. The increase in noninterest expense and its related components since 2014 is primarily attributable to the KeyWorth and Heritage acquisitions and strategic additions of personnel. The Company recorded merger expense related to its recent acquisitions of $4,023, $11,614 and $694 in 2016, 2015 and 2014, respectively.

—
Loans, net of unearned income, were $6,202,709 at December 31, 2016 compared to $5,413,462 in 2015 and $3,987,874 in 2014. Excluding purchased loans of $1,489,137 at December 31, 2016, the portfolio increased by $883,138, or 23.06%, from December 31, 2015.

—
Deposits totaled $7,059,137 at December 31, 2016 compared to $6,218,602 at December 31, 2015 and $4,838,418 at December 31, 2014. The growth in deposits from 2015 to 2016 was partially attributable to the acquisition of KeyWorth, which added $348,961 in deposits at acquisition. Noninterest bearing deposits averaged $1,467,881, or, 22.00% of average deposits, for 2016 compared to $1,125,969, or 20.29% of average deposits, for 2015 and $921,903, or 18.90% of average deposits for 2014.

A historical look at key performance indicators is presented below.

	2016	2015	2014	2013	2012
Diluted EPS	$2.17	$1.88	$1.88	$1.22	$1.06
Diluted EPS Growth	15.43%	—%	54.10%	15.09%	3.92%
Shareholders’ equity to assets	14.17%	13.08%	12.26%	11.58%	11.92%
Tangible shareholders’ equity to tangible assets	9.00%	7.54%	7.52%	6.64%	7.71%
Return on Average Assets	1.08%	0.99%	1.02%	0.71%	0.64%
Return on Average Tangible Assets	1.20%	1.11%	1.15%	0.79%	0.70%
Return on Average Shareholders’ Equity	8.15%	7.76%	8.61%	6.01%	5.39%
Return on Average Tangible Shareholders’ Equity	15.28%	14.50%	16.25%	10.83%	9.17%
Critical Accounting Policies
Our financial statements are prepared using accounting estimates for various accounts. Wherever feasible, we utilize third-party information to provide management with estimates. Although independent third parties are engaged to assist us in the estimation process, management evaluates the results, challenges assumptions used and considers other factors which could impact these estimates. We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of newly issued accounting standards, are discussed in further detail in Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data. The following discussion presents some of the more significant estimates used in preparing our financial statements.
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
Certain loans purchased in acquisitions or mergers are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). ASC 310-30 prohibits the carryover of an allowance for loan losses for loans purchased in which the acquirer concludes that it will not collect the contractual amount. As a result, these loans are carried at values which represent management’s estimate of the future cash flows of these loans. Increases in expected cash flows to be collected from the contractual cash flows are required to be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are required to be recognized as an impairment. A more detailed discussion of loans accounted for under ASC 310-30, which were acquired in connection with our mergers with KeyWorth in 2016, Heritage in 2015, First M&F in 2013, Capital Bancorp, Inc. in 2007 and with Heritage Financial Holding Corporation in 2005 and our acquisitions of Crescent and American Trust in FDIC-assisted transactions in 2010 and 2011, respectively, is set forth below under the heading

“Risk Management – Credit Risk and Allowance for Loan Losses” and in Note 5, “Purchased Loans” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
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
The amount of OTTI recorded in earnings as a credit loss is dependent upon management’s estimate of discounted future cash flows expected from the investment security. The difference between the expected cash flows and the amortized cost basis of the security is considered to be credit loss. The remaining difference between the fair value and the amortized cost basis of the security is considered to be related to all other market factors. Our estimate of discounted future cash flows incorporates a number of assumptions based on both qualitative and quantitative factors. Performance indicators of the security’s underlying assets, including credit ratings and current and projected default and deferral rates, as well as the credit quality and capital ratios of the issuing institutions are considered in the analysis. Changes in these assumptions could impact the amount of OTTI recognized as a credit loss in earnings. For additional information regarding the evaluation of our securities portfolio for OTTI, please refer to Note 1, “Significant Accounting Policies,” and Note 3, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
Intangible Assets
Our intangible assets consist primarily of goodwill, core deposit intangibles, and customer relationship intangibles. Goodwill arises from business combinations and represents the value attributable to unidentifiable intangible elements of the business acquired. We review the goodwill of each of our reporting units (that is, our reportable segments for financial accounting purposes) for impairment on an annual basis, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is below the carrying value of its equity. In determining the fair value of our reporting units, we use the market approach. If, based on the results of the market approach further analysis is needed, the discounted cash flow approach is utilized. The market approach averages the values derived by applying a market multiple, based on observed purchase transactions, to the book value, tangible book value, loan and/or deposit balances and the last twelve months adjusted and unadjusted net income. The discounted cash flow approach requires assumptions about short and long-term net cash flow growth rates for each reporting unit, as well as discount rates. Long-term net cash flow forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, market share changes, anticipated loan and deposit growth, historical performance, and industry and economic trends, among other considerations.
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
Benefit Plans and Stock Based Compensation
Our independent actuary firm prepares actuarial valuations of our pension cost under ASC 715, “Compensation – Retirement Benefits” (“ASC 715”). The discount rate utilized in the December 31, 2016 valuation was 4.56%, compared to 4.00% in 2015. Actual plan assets as of December 31, 2016 were used in the calculation and the expected long-term return on plan assets assumed for this valuation was 8.00%. Changes in these assumptions and estimates can materially affect the benefit plan obligation and the funded status of the plan which in turn may impact shareholders’ equity through an adjustment to accumulated other comprehensive income and future pension expense. The pension plan covered under ASC 715 was frozen as of December 31, 1996.
The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation – Stock Compensation.” We utilize the Black-Scholes model for determining fair value of our options. Determining the fair value of, and ultimately the expense we recognize related to, our stock options requires us to make assumptions regarding dividend yields, expected stock price volatility, estimated forfeitures and the expected life of the option. Changes in these assumptions and estimates can materially affect the calculated fair value of stock-based compensation and the related expense to be recognized. Due to the low historical forfeiture rate, the Company does not estimate forfeitures in determining the fair value of options granted. Changes in this assumption in the future could result in lower expenses related to the Company’s stock options. For a description of our assumptions utilized in calculating the fair value of our share-based payments, please refer to Note 14, “Employee Benefit and Deferred Compensation Plans,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
Business Combinations, Accounting for Purchased Loans
The Company accounts for its acquisitions under ASC 805, “Business Combinations,” which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the purchased loans is recorded on the acquisition date because the fair value measurements incorporate assumptions regarding credit risk. The fair value measurements of purchased loans are based on estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.
Over the life of the purchased loans, the Company continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. The Company evaluates, as of the end of each fiscal quarter, the present value of the purchased loans determined using the effective interest rates. If the cash flows expected to be collected have decreased, the Company recognizes a provision for loan loss in its consolidated statement of income; for any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.
Mortgage Servicing Rights
The Company recognizes as assets the right to service certain mortgage loans for others, known as mortgage servicing rights. The mortgage servicing rights are carried at the lower of cost or fair value. Mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income. External valuations of the fair value of the mortgage servicing rights are obtained monthly and determined using various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, mortgage interest rates and other factors. These assumptions can, and generally will, change as market condition and interest rates change resulting in fluctuations of the fair value. The Company does not currently hedge the mortgage servicing right asset. At December 31, 2016, the Company’s mortgage servicing asset was valued at $26,302. For additional information regarding our mortgage servicing rights, please refer to Note 10 - “Mortgage Servicing Rights,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
Other Real Estate Owned
Other real estate owned consists of properties obtained through foreclosure or acceptance of a deed in lieu of foreclosure in satisfaction of a loan obligation. Other real estate owned is initially recorded at fair market value based on appraised value less selling costs, estimated as of the date acquired, with any loss recognized as a charge-off through the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings. The fair value of other real estate owned is derived primarily from independent appraisers. Our internal policies generally require OREO properties to be appraised every 12 months. Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during the financial crises. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned.
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
For additional information regarding our income tax accounting, please refer to Note 1, “Significant Accounting Policies,” and Note 16, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Non-GAAP Financial Measures
In addition to results presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"), this document contains certain non-GAAP financial measures. We use certain non-GAAP financial measures to adjust GAAP financial measures to exclude purchase accounting adjustments from loan interest income and net interest income when calculating the Company's taxable equivalent loan yields and net interest margin, respectively. Management uses these non-GAAP financial measures to evaluate ongoing operating results and to assess ongoing profitability. The reconciliations from GAAP to non-GAAP for these financial measures can be seen in “Results of Operation.”
Certain other non-GAAP financial measures that we use adjust GAAP financial measures to exclude for merger and conversion expenses, debt prepayment penalties, loss share termination expense and otherwise intangible assets. Management uses these measures to evaluate net income from our ongoing business and capital utilization. In addition, the Company believes that these non-GAAP financial measures, and those mentioned above, facilitate the making of period-to-period comparisons and provide useful information to investors, analysts, regulators and other users of the financial statements by excluding certain items specific to our mergers and acquisition activities and allow these readers to more easily compare the Company's results to the results of other companies without similar mergers and acquisitions activities. The reconciliations from GAAP to non-GAAP for these financial measures are below.

Return on average tangible shareholders' equity and Return on average tangible assets
	2016	2015	2014	2013	2012
Net income (GAAP)	90,930	68,014	59,582	33,487	26,637
Amortization of intangibles, net of tax	4,518	4,137	3,889	2,100	1,099
Tangible net income (non-GAAP)	95,448	72,151	63,471	35,587	27,736

Average shareholders' equity (GAAP)	1,116,038	876,915	691,802	557,227	494,162
Intangibles	491,530	379,469	301,104	228,632	191,612
Average tangible shareholders' equity (non-GAAP)	624,508	497,446	390,698	328,595	302,550

Average total assets (GAAP)	8,416,510	6,874,982	5,816,517	4,731,523	4,132,689
Intangibles	491,530	379,469	301,104	228,632	191,612
Average tangible assets (non-GAAP)	7,924,980	6,495,513	5,515,413	4,502,891	3,941,077

Return on (average) shareholders' equity (GAAP)	8.15%	7.76%	8.61%	6.01%	5.39%
Effect of adjustment for intangible assets	7.13%	6.74%	7.64%	4.82%	3.78%
Return on average tangible shareholders' equity (non-GAAP)	15.28%	14.50%	16.25%	10.83%	9.17%

Return on (average) assets (GAAP)	1.08%	0.99%	1.02%	0.71%	0.64%
Effect of adjustment for intangible assets	0.12%	0.12%	0.13%	0.08%	0.06%
Return on average tangible assets (non-GAAP)	1.20%	1.11%	1.15%	0.79%	0.70%

Tangible common equity ratio (Tangible shareholders' equity to tangible assets)
	2016	2015	2014	2013	2012
Actual shareholders' equity (GAAP)	1,232,883	1,036,818	711,651	665,652	498,208
Intangibles	494,608	474,682	297,330	304,330	190,925
Actual tangible shareholders' equity (non-GAAP)	738,275	562,136	414,321	361,322	307,283

Actual total assets (GAAP)	8,699,851	7,926,496	5,805,129	5,746,270	4,178,616
Intangibles	494,608	474,682	297,330	304,330	190,925
Actual tangible assets (non-GAAP)	8,205,243	7,451,814	5,507,799	5,441,940	3,987,691

Tangible Common Equity Ratio
Shareholders' equity to actual assets (GAAP)	14.17%	13.08%	12.26%	11.58%	11.92%
Effect of adjustment for intangible assets	5.17%	5.54%	4.74%	4.94%	4.21%
Tangible shareholders' equity to tangible assets (non-GAAP)	9.00%	7.54%	7.52%	6.64%	7.71%

Return on average tangible shareholders' equity and Return on average tangible assets with exclusions
	2016	2015	2014
Net income (GAAP)	90,930	68,014	59,582
Merger and conversion expense, net of tax	2,694	7,918	481
Debt prepayment penalties, net of tax	1,700	—	—
Loss share termination, net of tax	1,495	—	—
Net income with exclusions (non-GAAP)	96,819	75,932	60,063
Amortization of intangibles, net of tax	4,518	4,137	3,889
Tangible net income with exclusions (non-GAAP)	101,337	80,069	63,952

Average shareholders' equity (GAAP)	1,116,038	876,915	691,802
Intangibles	491,530	379,469	301,104
Average tangible shareholders' equity (non-GAAP)	624,508	497,446	390,698

Average total assets (GAAP)	8,416,510	6,874,982	5,816,517
Intangibles	491,530	379,469	301,104
Average tangible assets (non-GAAP)	7,924,980	6,495,513	5,515,413

Return on average shareholders' equity with exclusions (non-GAAP)	8.68%	8.66%	8.68%
Effect of adjustment for intangible assets	7.55%	7.44%	7.69%
Return on average tangible shareholders' equity with exclusions (non-GAAP)	16.23%	16.10%	16.37%

Return on average assets with exclusions (non-GAAP)	1.15%	1.10%	1.03%
Effect of adjustment for intangible assets	0.13%	0.13%	0.13%
Return on average tangible assets with exclusions(non-GAAP)	1.28%	1.23%	1.16%
The presentation of non-GAAP financial measures is not intended to be considered in isolation or as a substitute for any measure prepared in accordance with GAAP. Readers of this Form 10-K should note that, because there are no standard definitions for how to calculate the non-GAAP financial measures that we use as well as the results, the Company's calculations may not be comparable to other similarly titled measures presented by other companies. Also there may be limits in the usefulness of these measures to readers of this document. As a result, the Company encourages readers to consider its consolidated financial statements and footnotes thereto in their entirety and not to rely on any single financial measure.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at December 31, 2016 compared to December 31, 2015 and December 31, 2014.
Total assets were $8,699,851 at December 31, 2016 compared to $7,926,496 at December 31, 2015 and $5,805,129 at December 31, 2014. The acquisition of KeyWorth increased total assets $415,232 at April 1, 2016, and the acquisition of Heritage increased total assets $2,019,977 at July 1, 2015.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio, at December 31:

	2016		2015		2014
	Balance	% of Portfolio	Balance	% of Portfolio	Balance	% of Portfolio
Obligations of other U.S. Government agencies and corporations	$16,259	1.58%	$107,355	9.71%	$131,228	13.34%
Obligations of states and political subdivisions	342,181	33.20	357,245	32.32	305,082	31.01
Mortgage-backed securities	631,556	61.29	597,463	54.07	506,152	51.45
Trust preferred securities	18,389	1.78	19,469	1.76	19,756	2.01
Other debt securities	22,145	2.15	19,333	1.75	17,930	1.82
Other equity securities	—	—	4,340	0.39	3,599	0.37
	$1,030,530	100.00%	$1,105,205	100.00%	$983,747	100.00%
The balance of our securities portfolio at December 31, 2016 decreased $74,675 to $1,030,530 from $1,105,205 at December 31, 2015. The KeyWorth acquisition increased the securities portfolio approximately $69,395 at the acquisition date. The securities portfolio experienced an overall decrease as proceeds from maturities, calls and sales of securities were primarily utilized to fund loan growth during the year. During 2016, we purchased $155,400 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised 86.01% of the purchases. Cash flows from maturities and calls of government agency securities, which are generally our lowest yielding securities, that were not used to fund loan growth were reinvested in Mortgage-backed securities and CMOs, which were earning higher yields as interest rates increased throughout the year. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are issued by government sponsored entities. There were $2,842 of securities sold during 2016 resulting in a net gain of $1,186. Proceeds from maturities, calls and sales of securities during 2016 totaled $281,792.
The balance of our investment portfolio at December 31, 2015 increased $121,458 to $1,105,205 compared to $983,747 at December 31, 2014. During 2015, we purchased $216,141 in investment securities. Mortgage-backed securities and CMOs, in the aggregate, comprised 33.36% of the purchases. U.S. Government Agency securities and municipal securities accounted for 46.73% and 19.91%, respectively, of total securities purchased in 2015. The carrying value of securities sold during 2015 totaled $8,348 resulting in a net gain of $96. Proceeds from maturities, calls and sales of securities during 2015 totaled $265,556.
At December 31, 2016, unrealized losses of $16,065 were recorded on available for sale investment securities with a carrying value of $494,619. At December 31, 2015 and 2014, unrealized losses of $9,545 and $10,466, respectively, were recorded on investment securities with a carrying value of $309,549 and $203,467, respectively. The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company experienced an overall improvement in the fair value of its investment portfolio through the third quarter of 2016. However, with the upward shift in the interest rate curve in the fourth quarter of 2016, the Company experienced a large decrease in the fair value of the securities portfolio. Still, the Company is collecting principal and interest payments from the respective securities as scheduled. Accordingly, the Company did not record any other-than-temporary impairment for the years ended December 31, 2016, 2015 or 2014.

The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $23,749 and $24,770 and a fair value of $18,389 and $19,469 at December 31, 2016 and December 31, 2015, respectively. The investment in pooled trust preferred securities consists of three securities representing interests in various tranches of trusts collateralized by debt issued by over 250 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during 2016, 2015 or 2014. Furthermore, the Company’s analysis of the pooled trust preferred securities during the second quarter of 2015 supported a return to accrual status for one of the three securities (XXVI). During the second quarter of 2014, the Company’s analysis supported a return to accrual status for one of the other securities (XXIII). An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities. Based on the qualitative and quantitative factors described above, a return to accrual status of the remaining security (XXIV) is not justified at this time and as a result, pooled trust preferred security XXIV remains classified as a nonaccruing asset at December 31, 2016. Investment interest on this security is recorded on the cash-basis method until qualifying for return to accrual status. For more information about the Company’s trust preferred securities, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, in this report.
Loans
Loans, excluding mortgage loans held for sale, are the Company’s most significant earning asset, comprising 71.30%, 68.30% and 68.70% of total assets at December 31, 2016, 2015 and 2014, respectively. The table below sets forth the balance of loans outstanding by loan type at December 31:

	2016	2015	2014	2013	2012
Commercial, financial, agricultural	$717,490	$636,837	$483,283	$468,963	$317,050
Lease financing	46,841	34,815	10,114	52	195
Real estate – construction	552,679	357,665	212,061	161,436	105,706
Real estate – 1-4 family mortgage	1,878,177	1,735,323	1,236,360	1,208,233	903,423
Real estate – commercial mortgage	2,898,895	2,533,729	1,956,914	1,950,572	1,426,643
Installment loans to individuals	108,627	115,093	89,142	91,762	57,241
Total loans, net of unearned income	$6,202,709	$5,413,462	$3,987,874	$3,881,018	$2,810,258
The following table presents the percentage of loans, by category, to total loans at December 31 for the last five years:

	2016	2015	2014	2013	2012
Commercial, financial, agricultural	11.57%	11.76%	12.12%	12.08%	11.28%
Lease financing	0.75	0.64	0.25	—	0.01
Real estate – construction	8.91	6.61	5.32	4.16	3.76
Real estate – 1-4 family mortgage	30.28	32.06	31.00	31.13	32.15
Real estate – commercial mortgage	46.74	46.80	49.07	50.26	50.76
Installment loans to individuals	1.75	2.13	2.24	2.37	2.04
Total	100.00%	100.00%	100.00%	100.00%	100.00%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2016, there were no concentrations of loans exceeding 10% of total loans other than loans disclosed in the table above.
Total loans at December 31, 2016 were $6,202,709, an increase of $789,247 from $5,413,462 at December 31, 2015. The KeyWorth acquisition increased the loan portfolio $272,330 at the acquisition date. Total loans increased $1,425,588 in 2015, up from $3,987,874 at December 31, 2014. The increase in 2015 was primarily attributable to the acquisition of Heritage on July 1, 2015 which added $1,130,070 in loans on the purchase date.

Non purchased loans at December 31, 2016 were $4,713,572, compared to $3,830,434 at December 31, 2015 and $3,267,486 at December 31, 2014. Since 2014, the Company experienced loan growth across all categories of loans with loans from our specialty commercial business lines, which consist of our asset-based lending, healthcare, factoring, and equipment lease financing banking groups as well as loans meeting the criteria to be guaranteed by the Small Business Administration (“SBA”), contributing $55,705 of the total increase in loans from December 31, 2015 and $72,967 of the total increase in loans from December 31, 2014.
Looking at the change in loans geographically, non purchased loans in our Mississippi, Tennessee and Georgia markets increased by $137,819, $142,026 and $366,720, respectively, while non purchased loans in our Alabama and Florida markets (collectively referred to as our “Central Region”) increased by $236,573 when compared to December 31, 2015. The Company entered its Florida markets on July 1, 2015 as a result of the Heritage acquisition and increased its presence in the expanding Atlanta metro market with the acquisition of KeyWorth in April 2016.
During 2010 and 2011, the Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the following two failed financial institutions in FDIC-assisted acquisitions:

•	July 2010, Crescent Bank and Trust Company (Jasper, GA)

•	February 2011, American Trust Bank (Roswell, GA)
During 2015, in connection with the acquisition of HeritageBank of the South, the Bank assumed two additional loss share agreements:

•	February 2011, Citizens Bank of Effingham (Springfield, GA)

•	August 2011, First Southern National Bank (Statesboro, GA)
A significant portion of the loans and foreclosed assets acquired in each of these FDIC-assisted acquisitions were subject to loss share agreements with the FDIC whereby the Company was indemnified against a portion of the losses on such loans and foreclosed assets.
On December 8, 2016, the Bank entered into an agreement with the FDIC that terminated all of the Bank’s loss share agreements, resulting in a payment by us to the FDIC of $4.8 million. All rights and obligations of the parties under these loss share agreements, including the claw-back provisions, terminated effective December 8, 2016. As a result, all recoveries, gains, charge-offs, losses and expenses related to assets previously covered under loss share are recognized entirely by us going forward. Notwithstanding the termination of loss share with the FDIC, the terms of the purchase and assumption agreements for each of these FDIC assisted acquisitions continue to require the FDIC to indemnify us against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by the Bank and with respect to claims based on any action by directors, officers or employees of the relevant failed financial institutions. At the date of termination, loans and assets that were previously subject to the loss share agreements were reclassified from purchased and covered loans to purchased loans. At December 31, 2016, the Company had $28,090 million in loans and $487 in other real estate owned (“OREO”) which had been previously covered under these loss share agreements.

Loans purchased in previous acquisitions, including the loans formerly covered under loss sharing agreements (collectively referred to as “purchased loans” totaled $1,489,137, $1,583,028 and $720,388 at December 31, 2016, 2015 and 2014, respectively.The following tables provide a breakdown of non purchased loans and purchased loans from previous acquisitions as of the dates presented:

	December 31, 2016
	Non Purchased	Purchased and Covered	Purchased	Total Loans
Commercial, financial, agricultural	$589,290	$—	$128,200	$717,490
Lease financing	46,841	—	—	46,841
Real estate – construction:
Residential	197,029	—	19,282	216,311
Commercial	285,638	—	49,471	335,109
Condominiums	1,259	—	—	1,259
Total real estate – construction	483,926		68,753	552,679
Real estate – 1-4 family mortgage:
Primary	747,678	—	281,721	1,029,399
Home equity	400,448	—	86,151	486,599
Rental/investment	219,237	—	62,917	282,154
Land development	58,367	—	21,658	80,025
Total real estate – 1-4 family mortgage	1,425,730		452,447	1,878,177
Real estate – commercial mortgage:
Owner-occupied	833,509	—	378,756	1,212,265
Non-owner occupied	1,106,727	—	397,404	1,504,131
Land development	134,901	—	47,598	182,499
Total real estate – commercial mortgage	2,075,137	—	823,758	2,898,895
Installment loans to individuals	92,648	—	15,979	108,627
Total loans, net of unearned income	$4,713,572	$—	$1,489,137	$6,202,709

	December 31, 2015
	Non Purchased	Purchased and Covered	Purchased	Total Loans
Commercial, financial, agricultural	$485,407	$2,406	$149,024	$636,837
Lease financing	34,815	—	—	34,815
Real estate – construction:
Residential	123,711	91	44,813	168,615
Commercial	166,006	39	20,524	186,569
Condominiums	1,984	—	497	2,481
Total real estate – construction	291,701	130	65,834	357,665
Real estate – 1-4 family mortgage:
Primary	661,135	27,270	343,504	1,031,909
Home equity	304,045	9,120	69,090	382,255
Rental/investment	196,217	7,686	48,063	251,966
Land development	42,831	1,912	24,450	69,193
Total real estate – 1-4 family mortgage	1,204,228	45,988	485,107	1,735,323
Real estate – commercial mortgage:
Owner-occupied	709,598	15,297	357,659	1,082,554
Non-owner occupied	896,060	24,343	351,856	1,272,259
Land development	123,391	4,910	50,615	178,916
Total real estate – commercial mortgage	1,729,049	44,550	760,130	2,533,729
Installment loans to individuals	85,234	68	29,791	115,093
Total loans, net of unearned income	$3,830,434	$93,142	$1,489,886	$5,413,462

	December 31, 2014
	Purchased Loans	Purchased and Covered	Non-Purchased Loans	Total Loans
Commercial, financial, agricultural	$418,501	$6,684	$58,098	$483,283
Lease financing	10,114	—		10,114
Real estate – construction:
Residential	92,183	—	1,090	93,273
Commercial	116,129	—	134	116,263
Condominiums	2,525	—	—	2,525
Total real estate – construction	210,837	—	1,224	212,061
Real estate – 1-4 family mortgage:
Primary	563,750	15,827	122,158	701,735
Home equity	256,321	8,875	30,840	296,036
Rental/investment	153,230	15,618	22,031	190,879
Land development	41,111	3,697	2,902	47,710
Total real estate – 1-4 family mortgage	1,014,412	44,017	177,931	1,236,360
Real estate – commercial mortgage:
Owner-occupied	649,402	47,658	168,301	865,361
Non-owner occupied	775,364	29,737	139,327	944,428
Land development	114,184	14,909	18,032	147,125
Total real estate – commercial mortgage	1,538,950	92,304	325,660	1,956,914
Installment loans to individuals	74,672	36	14,434	89,142
Total loans, net of unearned income	$3,267,486	$143,041	$577,347	$3,987,874
Loans secured by real estate represented 85.93%, 85.47%, 85.39%, 85.55% and 86.67% of the Company’s total loan portfolio at December 31, 2016, 2015, 2014, 2013 and 2012, respectively. The following table provides further details of the types of loans in the Company’s loan portfolio secured by real estate at December 31:

	2016	2015	2014	2013	2012
Real estate – construction:
Residential	$216,311	$168,615	$93,273	$72,132	$48,453
Commercial	335,109	186,569	116,263	88,777	56,201
Condominiums	1,259	2,481	2,525	527	1,052
Total real estate – construction	552,679	357,665	212,061	161,436	105,706
Real estate – 1-4 family mortgage:
Primary	1,029,399	1,031,909	701,735	702,451	466,282
Home equity	486,599	382,255	296,036	244,036	198,781
Rental/investment	282,154	251,966	190,879	193,366	156,956
Land development	80,025	69,193	47,710	68,380	81,404
Total real estate – 1-4 family mortgage	1,878,177	1,735,323	1,236,360	1,208,233	903,423
Real estate – commercial mortgage:
Owner-occupied	1,212,265	1,082,554	865,361	789,918	640,906
Non-owner occupied	1,504,131	1,272,259	944,428	989,158	638,486
Land development	182,499	178,916	147,125	171,496	147,251
Total real estate – commercial mortgage	2,898,895	2,533,729	1,956,914	1,950,572	1,426,643
Total loans secured by real estate	$5,329,751	$4,626,717	$3,405,335	$3,320,241	$2,435,772

Mortgage Loans Held for Sale
Mortgage loans held for sale were $177,866 at December 31, 2016 compared to $225,254 at December 31, 2015 and $25,628 at December 31, 2014. Increasing interest rates during the fourth quarter of 2016 reduced mortgage loan production during the final quarter of the year resulting in the decrease in mortgage loans held for sale at December 31, 2016 when compared to December 31, 2015. The increase in mortgage loans held for sale from 2014 is attributable to the addition of the Heritage mortgage operations and increased production in Renasant’s existing mortgage operations. Originations of mortgage loans to be sold totaled $1,951,144 in 2016, $1,483,937 in 2015 and $547,402 in 2014.
Mortgage loans to be sold are sold either on a “best efforts” basis or under a “mandatory delivery” sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a “mandatory delivery” sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within thirty to forty days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Deposits

Noninterest-Bearing Deposits to Total Deposits
2016	2015	2014
22.12%	20.56%	19.01%

The Company relies on deposits as its major source of funds. Total deposits were $7,059,137, $6,218,602 and $4,838,418 at December 31, 2016, 2015 and 2014, respectively. Noninterest-bearing deposits were $1,561,357, $1,278,337 and $919,872 at December 31, 2016, 2015 and 2014, respectively, while interest-bearing deposits were $5,497,780, $4,940,265 and $3,918,546 at December 31, 2016, 2015 and 2014, respectively. The acquisition of KeyWorth increased total deposits by $348,961 at the acquisition date. This consisted of noninterest-bearing deposits of $73,077 and interest-bearing deposits of $275,884. The increase in deposits in 2015 is primarily due to the acquisition of Heritage. The acquisition of Heritage increased total deposits by $1,375,354 at the acquisition date. This consisted of noninterest-bearing deposits of $279,123 and interest-bearing deposits of $1,096,231. Management continues to focus on growing and maintaining a stable source of funding, specifically core deposits. Under certain circumstances, however, management may elect to acquire non-core deposits in the form of public fund deposits or time deposits. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances.
Public fund deposits are those of counties, municipalities or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits when it is reasonable under the circumstances. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits at December 31, 2016 were $894,321 compared to $775,385 at December 31, 2015 and $654,423 at December 31, 2014.
Looking at the change in deposits geographically, deposits in our Mississippi and Tennessee markets increased $240,501 and $88,095, respectively, from December 31, 2015, while deposits in our Central Region increased $103,884 from December 31, 2015. Excluding the contribution from KeyWorth, deposits in our Georgia markets increased $79,763 from December 31, 2015.

Borrowed Funds
Total borrowings include securities sold under agreements to repurchase, short-term borrowings, advances from the FHLB, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and short-term FHLB advances. There was $109,676 of short-term borrowings on the balance sheet at December 31, 2016, consisting of security repurchase agreements of $9,676 and short-term borrowings from the FHLB of $100,000 compared to security repurchase agreements of $22,279 and short-term borrowings from the FHLB of $400,000 at December 31, 2015. The decrease in short-term borrowings is related to the increase in deposits mentioned above as well as the addition of the subordinated notes discussed below, the proceeds of which were used to repay certain short-term FHLB advances.
At December 31, 2016, long-term debt totaled $202,459 compared to $148,217 at December 31, 2015. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. Long-term FHLB advances were $8,542 and $52,930 at December 31, 2016 and December 31, 2015, respectively. During 2016, the Company prepaid $42,369 in long-term FHLB advances and incurred prepayment penalties of $2,539. At December 31, 2016, there were no long-term FHLB advances outstanding scheduled to mature within twelve months or less. The Company had $2,633,543 of availability on unused lines of credit with the FHLB at December 31, 2016 compared to $1,659,779 at December 31, 2015. The cost of our FHLB advances was 4.02%, 4.14% and 4.15% for 2016, 2015, and 2014, respectively.
The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired.) The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. The Company’s junior subordinated debentures totaled $95,643 at December 31, 2016 compared to $95,095 at December 31, 2015 and $94,574 at December 31, 2014. For more information about the terms and conditions of the debentures, see Note 13, “Long Term Debt,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data in this report.
On August 22, 2016, the Company completed an underwritten public offering and sale of $60,000 of its 5.00% fixed-to-floating rate subordinated notes due September 1, 2026, and $40,000 of its 5.50% fixed-to-floating rate subordinated notes due September 1, 2031 (collectively, the “Notes”). The Notes were sold at par, resulting in net proceeds, after deducting underwriting discounts and expenses, of $98,167. The Company has used, and intends to continue to use, the net proceeds from the Notes offerings for general corporate purposes, which may include providing capital to support the Company's growth organically or through strategic acquisitions, repaying indebtedness and financing investments and capital expenditures, and for investments in the Bank as regulatory capital. The Notes qualify as Tier 2 capital under the current regulatory guidelines. For more information about the terms and conditions of the Notes, see Note 13, “Long Term Debt,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data in this report.
Results of Operations
Net Income
Net income for the year ended December 31, 2016 was $90,930 compared to net income of $68,014 for the year ended December 31, 2015 and $59,582 for the year ended December 31, 2014. Basic earnings per share for the year ended December 31, 2016 was $2.18 as compared to $1.89 for each of the years ended December 31, 2015 and 2014. Diluted earnings per share for the year ended December 31, 2016 was $2.17 as compared to $1.88 for each of the years ended December 31, 2015 and 2014.

The Company incurred expenses and charges in connection with certain transactions that are considered to be infrequent or non-recurring in nature. The following table presents the impact of these charges on reported earnings per share for the dates presented:

	Twelve Months Ended December 31,
	2016			2015			2014
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and Conversion expenses	$4,023	$2,694	$0.06	$11,614	$7,918	$0.23	$694	$481	$0.02
Debt prepayment penalty	2,539	1,700	0.04	—	—	—	—	—	—
Loss share termination	2,053	1,495	0.04	—	—	—	—	—	—
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 69.15% of total net revenue in 2016. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income increased 24.71% to $300,991 for 2016 compared to $241,358 in 2015 and $202,482 in 2014. On a tax equivalent basis, net interest income increased $59,389 to $308,002 in 2016 as compared to $248,613 and $209,319 in 2015 and 2014, respectively. Net interest margin, the tax equivalent net yield on earning assets, increased to 4.22% during 2016 from 4.16% in 2015 and 4.12% in 2014. Net interest margin, excluding accretable yield, was 3.82% for 2016 compared to 3.83% for 2015 and 3.80% for 2014. The following table presents the reconciliation of these non-GAAP measures to reported net interest margin.

	Twelve months ended December 31,
	2016	2015	2014
Taxable equivalent net interest income, as reported	$308,002	$248,613	$209,319
Accretable yield recognized on purchased loans(1)	29,614	20,024	16,025
Net interest income, excluding accretable yield	$278,388	$228,589	$193,294

Average earning assets	$7,296,296	$5,974,000	$5,081,763

Net interest margin, as reported	4.22%	4.16%	4.12%
Net interest margin, excluding accretable yield	3.82%	3.83%	3.80%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $14,733, $9,130 and $9,474 for the twelve months ended December 31, 2016, 2015 and 2014, respectively, which increased net interest margin by 20 basis points, 15 basis points and 19 basis points for the same periods, respectively.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.
Interest income, on a tax equivalent basis, was $336,149 for 2016 compared to $270,278 for 2015, an increase of $65,871. Interest income, on a tax equivalent basis, was $233,246 for 2014. This increase in interest income, on a tax equivalent basis, is due primarily to the additional earning assets from the KeyWorth and Heritage acquisitions and loan growth in the Company's non purchased loan portfolio as well as an increase in loan yields due to higher levels of accretable yield from the purchased loan portfolios. Overall, after excluding the impact from purchase accounting adjustments, the Company continues to experience downward pressure on earning asset yields as a result of replacing higher rate maturing assets with new or renewed assets at current market rates which are generally lower due to the current interest rate environment.

The following table presents the percentage of total average earning assets, by type and yield, for 2016, 2015 and 2014:

	Percentage of Total			Yield
	2016	2015	2014	2016	2015	2014
Loans	84.06%	80.95%	77.55%	4.95%	4.91%	5.10%
Securities	14.71	17.80	19.73	2.97	3.07	3.19
Other	1.23	1.25	2.72	0.51	0.29	0.29
Total earning assets	100.00%	100.00%	100.00%	4.61%	4.52%	4.59%
In 2016 loan income, on a tax equivalent basis, increased $66,422 to $303,830 from $237,408 in 2015. Loan income, on a tax equivalent basis, was $200,844 in 2014. The average balance of loans was $6,133,171 in 2016 compared to $4,836,002 and $3,941,015 in 2015 and 2014, respectively. The increase in loan income and the average balance of loans from 2014 to 2016 is primarily due to the acquisitions of KeyWorth and Heritage as well as increased production in the commercial and secondary mortgage loan markets.
The tax equivalent yield on loans was 4.95% for 2016, a 4 basis point increase from the same period in 2015. The increase in loan yields was primarily a result of higher levels of accelerated accretion recognized in 2016 when compared to 2015 resulting from higher levels of payoffs from the purchased loan portfolio. The tax equivalent yield on loans was 4.91% for 2015 compared to 5.10% in 2014. The decrease in loan yields from 2014 to 2015 was primarily a result of replacing higher rate maturing loans with new or renewed loans at current market rates which were generally lower at the time. The Bank experienced higher levels of accelerated accretion in 2015 when compared to 2014, however, the decrease in loan yield during the same period is a result of the increase in average loan balance resulting from our acquisition of Heritage. Excluding accretable yield, the tax equivalent yield on loans was 4.47% for 2016 compared to 4.50% for 2015 and 4.69% for 2014. The following table presents the reconciliation of these non-GAAP measures to reported taxable equivalent yield on loans.

	Twelve months ended December 31,
	2016	2015	2014
Taxable equivalent interest income on loans, as reported	$303,830	$237,408	$200,844
Accretable yield recognized on purchased loans(1)	29,614	20,024	16,025
Taxable equivalent interest income on loans, excluding accretable yield	$274,216	$217,384	$184,819

Average loans	$6,133,171	$4,836,002	$3,941,015

Taxable equivalent loan yield, as reported	4.95%	4.91%	5.10%
Taxable equivalent loan yield, excluding accretable yield	4.47%	4.50%	4.69%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $14,733, $9,130 and $9,474 for the twelve months ended December 31, 2016, 2015 and 2014, respectively, which increased loan yield by 24 basis points, 19 basis points and 24 basis points for the same periods, respectively.

In 2016, investment income, on a tax equivalent basis, decreased $795 to $31,860 from $32,655 in 2015. Investment income, on a tax equivalent basis, was $32,007 in 2014. The average balance in the investment portfolio in 2016 was $1,073,611 compared to $1,063,222 and $1,002,449 in 2015 and 2014, respectively. The tax equivalent yield on the investment portfolio in 2016 was 2.97% compared to 3.07% and 3.19% for 2015 and 2014, respectively. The contribution from KeyWorth in 2016 was nearly offset by a reduction in the balance of the securities portfolio. Proceeds from maturities and calls of higher yielding securities were either redeployed to fund loan growth or reinvested in lower earning securities accounting for both the decrease in the average balance of investments, excluding the impact from KeyWorth, and tax equivalent yield thereon when compared to 2015 and 2014. The reinvestment rates on securities were lower due to the generally lower interest rate environment.
Interest expense was $28,147 in 2016 compared to $21,665 and $23,927 in 2015 and 2014, respectively. The average balance of interest-bearing liabilities in 2016 was $5,727,249 compared to $4,798,579 and $4,143,386 in 2015 and 2014, respectively. The overall increase in our average balance of interest bearing liabilities since 2014 was a result of the KeyWorth and Heritage acquisition, organic deposit growth and the issuance of our subordinated notes in 2016. These increases resulted in an overall increase in interest expense in 2016 when compared to 2015 and 2014. The Company continues to seek changes in the mix of our interest-bearing liabilities in which we utilize lower costing deposits to replace higher costing liabilities, specifically time deposits. The cost of interest-bearing liabilities was 0.49% for the twelve months ended December 31, 2016 as compared to 0.45% and 0.58% for the twelve months ended December 31, 2015 and 2014, respectively.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total			Cost of Funds
	2016	2015	2014	2016	2015	2014
Noninterest-bearing demand	20.40%	19.01%	18.20%	—%	—%	—%
Interest-bearing demand	42.96	43.82	43.40	0.19	0.18	0.21
Savings	7.30	7.32	6.84	0.07	0.07	0.08
Time deposits	22.06	23.50	27.88	0.73	0.62	0.81
Short-term borrowings	4.96	3.77	0.44	0.45	0.18	0.17
Long-term Federal Home Loan Bank advances	0.50	0.98	1.38	4.02	4.14	4.15
Subordinated notes	0.49	—	—	5.45	—	—
Other long-term borrowed funds	1.33	1.60	1.86	5.56	5.40	5.07
Total deposits and borrowed funds	100.00%	100.00%	100.00%	0.39%	0.37%	0.47%
Interest expense on deposits was $17,856, $13,715 and $16,216 for 2016, 2015 and 2014, respectively. The cost of total deposits was 0.27%, 0.25%, and 0.33% for the years ending December 31, 2016, 2015, and 2014, respectively. The cost of interest-bearing deposits was 0.34%, 0.31% and 0.41% for the same periods. While the Company continues to focus on shifting the mix of our deposits from higher costing time deposits to lower costing interest-bearing and noninterest-bearing deposits, the impact of these efforts on our deposits interest expense has been offset by increases in the rates offered on the Company's interest-bearing deposit accounts, including time deposits, which have been necessary to match competitive market interest rates and thereby maintain deposits as a stable sources of funding.

Average Interest-Bearing Deposits to Total Average Deposits
2016	2015	2014
78.00%	79.71%	81.10%
Interest expense on total borrowings was $10,291, $7,950 and $7,711 for the years ending December 31, 2016, 2015 and 2014, respectively, while the cost of total borrowings was 1.96%, 2.11% and 4.14% for the years ended December 31, 2016, 2015 and 2014, respectively. The improvement in the cost of total borrowings from previous years is driven by a higher average balance of short-term borrowings from the Federal Home Loan Bank which incur a much lower rate of interest. The increase in borrowing expense is attributable to the increased production in Renasant’s existing mortgage operations as well as the addition of Heritage’s mortgage operations as short-term borrowings are often used to fund mortgage loans held for sale. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item. Additionally, for more information about our outstanding subordinated notes and junior subordinated debentures, see Note 13, “Long-Term Debt,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data.
Noninterest Income

Noninterest Income to Average Assets
(Excludes securities gains/losses)
2016	2015	2014
1.62%	1.57%	1.38%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income as a percentage of total net revenues was 30.85%, 30.34% and 27.78% for 2016, 2015 and 2014.
Noninterest income was $137,415 for the year ended December 31, 2016, an increase of $29,145, or 26.92%, as compared to $108,270 for 2015. Noninterest income was $80,509 for the year ended December 31, 2014. The increase in noninterest income and its related components is primarily attributable to the KeyWorth and Heritage acquisitions and a significant increase in mortgage revenue from the Company’s existing mortgage operations due to increased production as a result of low interest rates and recent mortgage originator hires.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $31,875, $29,269 and $26,756 for the twelve months ended December 31, 2016, 2015 and 2014, respectively. Overdraft fees, the largest component of service charges on deposits, were $22,869 for the twelve months ended December 31, 2016 compared to $20,870 and $19,434 for the same period in 2015 and 2014, respectively.
Fees and commissions increased to $18,814 in 2016 as compared to $15,761 and $14,012 for the same period in 2015 and 2014, respectively. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. Interchange fees on debit card transactions, the largest component of fees and commissions, were $16,182 for the twelve months ended December 31, 2016 compared to $14,269 and $11,925 for the same period in 2015 and 2014, respectively. Please refer to the discussion of the Durbin Amendment under the heading “Supervision and Regulation” in Item 1, Business, for information about the potential impact on our level of interchange fees if our consolidated assets exceed $10,000,000.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $8,508, $8,423 and $8,194 for the years ended December 31, 2016, 2015 and 2014, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $1,177, $553 and $605 for 2016, 2015 and 2014, respectively.
The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $11,652 for 2016 compared to $9,808 for 2015 and $8,545 for 2014. The market value of trust assets under management was $3,170,174, $2,929,597 and $2,646,391 at December 31, 2016, 2015 and 2014, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $1,951,144 in 2016, $1,483,937 in 2015 and $547,402 in 2014. The increase in mortgage loan originations from 2015 is due to an increase in mortgage activity driven by low mortgage rates and the impact of the addition of Heritage’s mortgage operations for a full year.
The following table presents the components of mortgage banking income included in noninterest income at December 31:

	2016	2015	2014
Mortgage servicing income, net	$268	$127	$544
Gain on sales of loans, net	31,654	25,292	8,594
Fees, net	17,521	10,396	5,724
Mortgage banking income, net	$49,443	$35,815	$14,862
Noninterest income for the twelve months ended December 31, 2016 include the Company’s sale of “other equity securities” with a carrying value of $2,842 at the time of sale for net proceeds of $4,028 resulting in a gain of $1,186. Gains on sales of securities for the twelve months ended 2015 were $96, resulting from the sale of approximately $1,117 in securities. Furthermore in 2015, the Company sold certain investments acquired from Heritage shortly after the acquisition date with a carrying value of $7,231 at the time of sale for net proceeds of $7,231, resulting in no gain or loss on the sale. Gains on sales of securities for 2014 were $375, resulting from the sale of approximately $724 in securities.
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies. BOLI income increased to $4,635 in 2016 as compared to $3,612 and $2,985 for the same period in 2015 and 2014, respectively. The increase is primarily driven by the acquisitions of KeyWorth and Heritage. In connection with these acquisitions, the Company acquired BOLI with a cash surrender value of $8,376 and $25,297, respectively, at the acquisition date.

Other noninterest income includes contingency income from our insurance underwriters, income from our SBA banking division, and other miscellaneous income. Other noninterest income was $11,302 for 2016 compared to $5,486 and $4,780 for 2015 and 2014, respectively. The increase from 2015 is primarily attributable to contingency income from our insurance underwriters, discussed above, as well as income from our SBA banking division and the gains the Company realized on the sale of the guaranteed portion of loans originated by this division. SBA banking income was $5,390, $1,599 and $827 for the twelve months ended December 31, 2016, 2015 and 2014, respectively.
Noninterest Expense

Noninterest Expense to Average Assets
2016	2015	2014
3.51%	3.57%	3.28%
Noninterest expense was $295,099, $245,114 and $190,937 for 2016, 2015 and 2014, respectively. The increase in noninterest expenses and its related components from 2015 and 2014 is primarily attributable to the KeyWorth and Heritage acquisitions. The Company recorded merger and conversion expense related to these acquisitions of $4,023, $11,614 and $694 in 2016, 2015 and 2014, respectively. In addition to these merger and conversion expenses, the Company incurred other expenses and charges in connection with certain transactions that are considered to be infrequent or non-recurring in nature including $2,539 in debt prepayment penalties in connection with the prepayment of borrowings from the FHLB and $2,053 in expenses related to the termination of our loss share agreement in 2016. There were no such expenses in 2015 or 2014.
Salaries and employee benefits is the largest component of noninterest expenses and represented 58.44%, 59.20% and 60.29% of total noninterest expense at December 31, 2016, 2015 and 2014, respectively. During 2016, salaries and employee benefits increased $27,337, or 18.84%, to $172,448 as compared to $145,111 for 2015. The increase in salaries and employee benefits is attributable to the addition of the KeyWorth operations and the entire twelve month impact of the Heritage operations along with strategic additions to the Company's existing operations. Salaries and employee benefits increased $30,003 in 2015 from $115,108 in 2014. The increase was primarily due to the addition of the Heritage operations and higher levels of commissions paid in our mortgage banking division.
The compensation expense recorded in connection with grants of stock options and awards of restricted stock, which is included within salaries and employee benefits, was $2,790, $3,663 and $3,649 for 2016, 2015 and 2014, respectively. A portion of restricted stock awards in all three years were subject to the satisfaction of performance-based conditions attained. In 2016, 2015 and 2014, performance conditions were met and compensation expense was recognized in accordance with performance.
Data processing costs increased $3,472, or 24.36%, to $17,723 in 2016 from $14,251 in 2015. The increase from 2015 was primarily attributable to the KeyWorth acquisition. Data processing costs increased $2,681 in 2015 from $11,570 in 2014. The increase from 2014 was primarily attributable to the Heritage acquisition and the addition of enhancements to our products and services, including mobile banking and small business Internet banking platforms.
Net occupancy and equipment expense in 2016 was $34,394, an increase of $7,407, compared to $26,987 for 2015. The increase in occupancy and equipment expense is attributable to the addition of the KeyWorth operations, the entire twelve month impact of the Heritage operations and the addition of enhancements to our IT infrastructure in response to banking and governmental regulation and increased global risk from cyber security breaches. Net occupancy and equipment expense increased $6,735 for 2015 compared to $20,252 for 2014. In addition to the occupancy and equipment expense of Heritage operations, the increase in occupancy and equipment expense is attributable to the completion of full service banking facilities placed into operation during the fourth quarter of 2014 and an operations annex location placed into operation in the first quarter of 2015.
Expenses related to other real estate owned for 2016 were $5,696, compared to $3,045 in 2015 and $4,593 in 2014. Expenses on other real estate owned for 2016 include write downs of $3,018 of the carrying value to fair value on certain pieces of property held in other real estate owned compared to write downs of $2,157 and $2,434 in 2015 and 2014, respectively. Other real estate owned with a cost basis of $17,529 was sold during 2016, resulting in a net loss of $590 compared to other real estate owned with a cost basis of $21,424 sold during 2015 for a net gain of $582. Other real estate owned with a cost basis of $28,807 was sold during 2014, resulting in a net gain of $151.
Professional fees include fees for legal and accounting services. Professional fees were $5,358 for 2016 as compared to $4,384 for 2015 and $4,485 for 2014. Professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $7,080 for 2016, an increase of $968 compared to $6,112 for 2015. Advertising and public relations expense increased $189 for 2015 compared to $5,923 for 2014. These year-over-year increases are attributable to advertising and marketing costs associated with the Company’s expansion into new markets.
Amortization of intangible assets totaled $6,747 for 2016 compared to $6,069 for 2015 and $5,606 for 2014. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from .5 years to 9.5 years. The increase in amortization expense in 2016 is attributable to the amortization of the core deposit intangible recognized in connection with the KeyWorth acquisition, and the increase in 2015 is attributable to the amortization of the core deposit intangible recognized in connection with the Heritage acquisition.
Communication expenses are those expenses incurred for communication to clients and between employees. Communication expenses were $8,329 for 2016 as compared to $7,278 for 2015 and $5,949 for 2014. In addition to the contribution from the KeyWorth and Heritage acquisitions, the Company has incurred expenses to increase the bandwidth of data lines throughout our footprint, accounting for the increase in expense during the three year period ended December 31, 2016.
As mentioned previously, the Company incurred expenses and charges in connection with certain transactions that are considered to be infrequent or non-recurring in nature including merger and conversion expenses, debt prepayment penalties, and loss share termination charges. Merger and conversion expenses were $4,023 in 2016 as compared to $11,614 and $694 for the same period in 2015 and 2014, respectively. The fluctuations in these expenses are a result in the size of the acquisitions in the respective years. In 2016, the Company prepaid $42,369 in long-term FHLB advances and incurred prepayment penalties of $2,539. Also in 2016, the Bank entered into an agreement with the FDIC that terminated all of the Bank’s loss share agreements, resulting in loss share termination charges of $2,053. See further details of these charges in the table below. There were no loss share termination charges or debt prepayment penalties in 2015 and 2014.

Net cash paid to FDIC	$(4,849)
FDIC loss share receivable	(3,467)
FDIC clawback payable	6,840
Other expenses	(577)
Loss on termination of loss share included in non-interest income	$(2,053)

Efficiency Ratio
2016	2015	2014
66.25%	68.68%	65.88%
The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. Merger expenses contributed approximately 90 basis points to the efficiency ratio for 2016 compared to 325 basis points and 24 basis points in 2015 and 2014, respectively. Debt prepayment penalties and loss share termination charges contributed approximately 57 basis points and 46 basis points, respectively, to the efficiency ratio for 2016. There were no such charges in 2015 and 2014. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio (excluding the impact of infrequent and/or non-recurring expenses mentioned above) to continue to improve from levels currently reported as a result of revenue growth while at the same time controlling noninterest expenses.
Income Taxes
Income tax expense for 2016, 2015 and 2014 was $44,847, $31,750 and $26,305, respectively. The effective tax rates for those years were 33.03%, 31.83% and 30.63%, respectively. The increased effective tax rate for 2016 as compared to 2015 and 2014 is the result of the Company experiencing improvements in its financial results throughout 2014, 2015 and into 2016, including the contribution from KeyWorth and Heritage, resulting in higher levels of taxable income.

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
We have a number of documented loan policies and procedures that set forth the approval and monitoring process of the lending function. Adherence to these policies and procedures is monitored by management and the Board of Directors. A number of committees and an underwriting staff oversee the lending operations of the Company. These include in-house loan and loss management committees and the Board of Directors loan committee. In addition, we maintain a loan review staff to independently monitor loan quality and lending practices. Loan review personnel monitor and, if necessary, adjust the grades assigned to loans through periodic examination, focusing its review on commercial and real estate loans rather than consumer and consumer mortgage loans.
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
The loss management committee and the Board of Directors loan committee monitor loans that are past due or those that have been downgraded and placed on the Company’s internal watch list due to a decline in the collateral value or cash flow of the debtor; the committees then adjust loan grades accordingly. This information is used to assist management in monitoring credit quality. In addition, the Company’s portfolio management committee monitors and identifies risks within the Company’s loan portfolio by focusing its efforts on reviewing and analyzing loans which are not on the Company’s internal watch list. The portfolio management committee monitors loans in portfolios or regions that management believes could be stressed or experiencing credit deterioration.
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
The Company experienced improved credit quality measures in 2016 and while the level of charge-offs were incrementally higher than the level in 2015, attributable to bringing several problem credits to final resolution, the Company continues to see the lowest levels of charge-offs since the 2008-2009 recession. This improvement is due in part to the pace of the economic recovery, declining unemployment levels, improved labor participation rate, improved performance of the housing market, and the Company’s continued efforts to bring problem credits to resolution. The Company's practice is to charge off estimated losses as soon as such loss is identified and reasonably quantified. Net charge-offs for 2016 were $7,230, or 0.12% as a percentage of average loans, compared to net charge-offs of $4,602, or 0.10%, for 2015 and $11,543, or 0.29%, for 2014. The charge-offs in 2016 were fully reserved for in the Company’s allowance for loan losses and resulted in no additional provision for loan loss expense.
The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio. The allowance for loan losses is established after input from management, loan review and the loss management committee. An evaluation of the adequacy of the allowance is calculated quarterly based on the types of loans, an analysis of credit losses and risk in the portfolio, economic conditions and trends within each of these factors. In addition, on a regular basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by officer, community bank and the Company as a whole. The allowance for loan losses was $42,737, $42,437 and $42,289 at December 31, 2016, 2015 and 2014, respectively.

Provision for Loan Losses to Average Loans
2016	2015	2014
0.13%	0.10%	0.16%
The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the markets in which we operate. The provision for purchased loans is calculated when there is evidence the loan has deteriorated from performance expectations established in conjunction with the determination of “Day 1 Fair Values” (which equal the outstanding customer balance of a purchased loan on the acquisition date less any credit and/or yield discount applied against the purchased loan) or since our most recent review of such portfolio’s performance. Purchased loans either (1) exceeded the performance expectations established in determining the Day 1 Fair Values, resulting in a reversal of any previous provision for such loans, or (2) deteriorated from the performance expectations established in determining the Day 1 Fair Values, resulting in partial or full charge-offs of the carrying value of such purchased loans. If the purchased loan continues to exceed expectations subsequent to the reversal of previously established provision, then an adjustment to accretable yield is warranted, which has a positive impact on interest income.

The Company recorded a higher provision for loan losses in 2016 compared to 2015 and 2014. Since 2012, the Company has experienced lower levels of classified loans and nonperforming loans, which is illustrated in the nonperforming loan tables provided later in this section. In addition, the Company has experienced improved credit quality measures. However, the increase in the Company's provision year over year is primarily attributable to non purchased loan growth. The provision for loan losses was $7,530, $4,750 and $6,167 for 2016, 2015 and 2014, respectively.

	2016	2015	2014	2013	2012
Specific reserves for impaired loans	$4,141	$7,600	$10,256	$14,650	$17,597
Allocated reserves for remaining portfolio	35,776	33,131	30,308	32,371	26,750
Acquired with deteriorated credit quality	2,820	1,706	1,725	644	—
Total	$42,737	$42,437	$42,289	$47,665	$44,347
A majority of the loans purchased in the Company’s FDIC-assisted acquisitions (including the loans subject to loss share purchased as part of the Heritage acquisition) and certain loans purchased and not covered under the Company’s FDIC loss share agreements are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. As discussed in Part I , Item 1, Business, of this Form 10-K, on December 8, 2016, the Bank entered into an agreement with the FDIC that terminated all of the Bank’s loss share agreements. The termination of the Company's loss share agreements has no effect on the accounting treatment for loans. If the loan was accounted for under ASC 310-30 prior to loss share termination, the loan will continue to be accounted for under ASC 310-30 after loss share termination. The fair value of loans accounted for in accordance with ASC 310-30 was $271,758 and $336,165 at December 31, 2016 and 2015, respectively. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. The provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 totaled $2,820, $1,706 and $1,725 during 2016, 2015 and 2014, respectively, which includes $182, $62 and $722 for 2016, 2015 and 2014, respectively, that was attributable to loans formerly covered by loss share agreements with the FDIC.
The following table presents the allocation of the allowance for loan losses by loan category at December 31 for each of the years presented.

	2016	2015	2014	2013	2012
Commercial, financial, agricultural	$5,486	$4,186	$3,305	$3,090	$3,307
Lease financing	—	—	—	—	1
Real estate – construction	2,380	1,852	1,415	1,091	711
Real estate – 1-4 family mortgage	14,294	13,908	13,549	18,629	18,347
Real estate – commercial mortgage	19,059	21,111	22,759	23,688	21,416
Installment loans to individuals	1,518	$1,380	1,261	1,167	565
Total	$42,737	$42,437	$42,289	$47,665	$44,347

The table below reflects the activity in the allowance for loan losses for the years ended December 31:

	2016	2015	2014	2013	2012
Balance at beginning of year	$42,437	$42,289	$47,665	$44,347	$44,340
Provision for loan losses	7,530	4,750	6,167	10,350	18,125
Charge-offs
Commercial, financial, agricultural	2,725	943	1,516	1,184	4,923
Lease financing	—	419	—	—	—
Real estate – construction	—	26	—	—	187
Real estate – 1-4 family mortgage	3,906	2,173	5,662	3,093	9,231
Real estate – commercial mortgage	2,123	2,613	6,186	4,782	5,828
Installment loans to individuals	717	602	495	492	386
Total charge-offs	9,471	6,776	13,859	9,551	20,555
Recoveries
Commercial, financial, agricultural	331	361	455	356	531
Lease financing	—	—	—	—	—
Real estate – construction	47	26	33	75	34
Real estate – 1-4 family mortgage	997	1,064	1,325	1,044	1,330
Real estate – commercial mortgage	757	614	436	980	455
Installment loans to individuals	109	109	67	64	87
Total recoveries	2,241	2,174	2,316	2,519	2,437
Net charge-offs	7,230	4,602	11,543	7,032	18,118
Balance at end of year	$42,737	$42,437	$42,289	$47,665	$44,347

Net charge-offs to average loans	0.12%	0.10%	0.29%	0.22%	0.67%
Net charge-offs to allowance for loan losses	16.92%	10.84%	27.30%	14.75%	40.86%
Allowance for loan losses to loans	0.69%	0.78%	1.06%	1.23%	1.58%
Allowance for loan losses to loans(1)	0.91%	1.11%	1.29%	1.65%	1.72%
Allowance for loan losses to nonperforming loans(1)	320.08%	283.46%	209.49%	248.90%	146.90%

(1)	Excludes loans and nonperforming loans purchased in previous acquisitions (for additional information, see the information in footnote 3 to the table in Item 6, Selected Financial Data).

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the years ended December 31:

	2016	2015	2014	2013	2012
Real estate – construction:
Residential	$(45)	$5	$(33)	$(75)	$149
Commercial	—	—	—	—	4
Condominiums	(2)	(5)	—	—	—
Total real estate – construction	(47)	—	(33)	(75)	153
Real estate – 1-4 family mortgage:
Primary	941	1,141	953	469	1,109
Home equity	210	68	878	1,019	2,542
Rental/investment	121	179	702	344	1,668
Land development	1,637	(279)	1,804	217	2,582
Total real estate – 1-4 family mortgage	2,909	1,109	4,337	2,049	7,901
Real estate – commercial mortgage:
Owner-occupied	522	1,976	1,649	802	1,039
Non-owner occupied	439	177	2,981	2,235	2,781
Land development	405	(154)	1,120	765	1,553
Total real estate – commercial mortgage	1,366	1,999	5,750	3,802	5,373
Total net charge-offs of loans secured by real estate	$4,228	$3,108	$10,054	$5,776	$13,427
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

The following table provides details of the Company’s nonperforming assets that are non purchased and nonperforming assets that have been purchased in one of the Company's previous acquisitions as of the dates presented. The nonperforming assets that were covered under the loss share agreements at the time of termination are included in the “Purchased” column as of December 31, 2016. The Company transferred $2,555 in purchased and covered, nonperforming loans and moved $487 in other real estate owned to the “Purchased” column following the termination of the loss share agreements.

	Non Purchased	Purchased and Covered	Purchased	Total
December 31, 2016
Nonaccruing loans	$11,273	$—	$11,347	$22,620
Accruing loans past due 90 days or more	2,079	—	10,815	12,894
Total nonperforming loans	13,352	—	22,162	35,514
Other real estate owned	5,929	—	17,370	23,299
Total nonperforming loans and OREO	19,281	—	39,532	58,813
Nonaccruing securities available-for-sale, at fair value	9,645	—	—	9,645
Total nonperforming assets	$28,926	$—	$39,532	$68,458
Nonperforming loans to total loans				0.57%
Nonperforming assets to total assets				0.79%

December 31, 2015
Nonaccruing loans	$13,645	$3,319	$12,070	$29,034
Accruing loans past due 90 days or more	1,326	3,609	11,458	16,393
Total nonperforming loans	14,971	6,928	23,528	45,427
Other real estate owned	12,987	2,818	19,597	35,402
Total nonperforming loans and OREO	27,958	9,746	43,125	80,829
Nonaccruing securities available-for-sale, at fair value	10,448	—	—	10,448
Total nonperforming assets	$38,406	$9,746	$43,125	$91,277
Nonperforming loans to total loans				0.84%
Nonperforming assets to total assets				1.15%

December 31, 2014
Nonaccruing loans	$18,781	$24,172	$1,443	$44,396
Accruing loans past due 90 days or more	1,406	48	9,259	10,713
Total nonperforming loans	20,187	24,220	10,702	55,109
Other real estate owned	17,087	6,368	11,017	34,472
Total nonperforming loans and OREO	37,274	30,588	21,719	89,581
Nonaccruing securities available-for-sale, at fair value	12,347	—	—	12,347
Total nonperforming assets	$49,621	$30,588	$21,719	$101,928
Nonperforming loans to total loans				1.38%
Nonperforming assets to total assets				1.76%
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

	2016	2015	2014	2013	2012
Nonaccruing loans	$22,620	$29,034	$44,396	$72,331	$80,067
Accruing loans past due 90 days or more	12,894	16,393	10,713	4,186	3,307
Total nonperforming loans	35,514	45,427	55,109	76,517	83,374
Restructured loans	11,475	13,453	14,337	21,478	29,436
Total nonperforming and restructured loans	$46,989	$58,880	$69,446	$97,995	$112,810

Nonperforming loans to loans	0.57%	0.84%	1.38%	1.97%	2.97%
Purchased nonperforming loans totaled $22,162 at December 31, 2016 which consisted of $11,347 in loans on nonaccrual status and $10,815 in accruing loans past due 90 days or more. The recent acquisition of KeyWorth added $217 of purchased nonperforming loans while the Heritage and First M&F mergers contributed $9,110 and $4,718, respectively at December 31, 2016. Excluding the purchased nonperforming loans from the Company's acquisitions, nonperforming loans decreased $1,619, or 10.81%, from December 31, 2015 and decreased $6,835 from December 31, 2014. The following table presents nonperforming loans by loan category at December 31 for each of the years presented.

	2016	2015	2014	2013	2012
Commercial, financial, agricultural	$3,709	$1,504	$1,838	$3,375	$3,623
Real estate – construction:
Residential	466	176	201	1,648	1,648
Commercial	—	—	—	—	—
Condominiums	—	—	—	—	—
Total real estate – construction	466	176	201	1,648	1,648
Real estate – 1-4 family mortgage:
Primary	6,179	9,764	7,535	6,769	8,817
Home equity	2,777	1,900	2,460	2,794	2,676
Rental/investment	2,292	5,142	4,600	4,360	7,151
Land development	1,656	2,091	1,153	4,439	11,041
Total real estate – 1-4 family mortgage	12,904	18,897	15,748	18,362	29,685
Real estate – commercial mortgage:
Owner-occupied	8,282	9,177	12,810	11,910	8,531
Non-owner occupied	6,821	8,372	12,025	17,481	11,832
Land development	2,757	7,139	12,397	23,566	27,726
Total real estate – commercial mortgage	17,860	24,688	37,232	52,957	48,089
Installment loans to individuals	575	162	91	176	329
Total nonperforming loans	$35,514	$45,427	$55,110	$76,518	$83,374
The decrease in the level of nonperforming loans from 2015 is a reflection of the Company's continued strategy to aggressively manage problem loans and assets even through the periods of purchasing problem loans and assets. The Company continues its efforts to bring problem credits to resolution. Total nonperforming loans as a percentage of total loans were 0.57% as of December 31, 2016 as compared to 0.84% as of December 31, 2015 and 1.38% as of December 31, 2014. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 120.34% as of December 31, 2016 as compared to 93.42% as of December 31, 2015 and 76.74% as of December 31, 2014.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2016. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $19,858 at December 31, 2016 as compared to $15,670 at December 31, 2015. The recent acquisition of KeyWorth added $1,813 of purchased, loans 30-89 days past due while the Heritage and First M&F mergers contributed $2,909 and $3,662, respectively at December 31, 2016. The Heritage merger contributed $5,670 of loans 30-89 days past due while the First M&F merger added $2,177 of loans 30-89 days past due at December 31, 2015.
As shown below, restructured loans totaled $11,475 at December 31, 2016 compared to $13,453 at December 31, 2015. At December 31, 2016, total loans restructured through interest rate concessions represented 46% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans at December 31, 2016 and 2015:

	2016	2015
Commercial, financial, agricultural	$17	$257
Real estate – construction:
Residential	518	—
Total real estate – construction	518	—
Real estate – 1-4 family mortgage:
Primary	5,060	4,309
Home equity	246	—
Rental/investment	868	1,455
Land development	12	14
Total real estate – 1-4 family mortgage	6,186	5,778
Real estate – commercial mortgage:
Owner-occupied	2,496	3,214
Non-owner occupied	1,589	3,596
Land development	603	541
Total real estate – commercial mortgage	4,688	7,351
Installment loans to individuals	66	67
Total restructured loans	$11,475	$13,453
Changes in the Company’s restructured loans are set forth in the table below.

	2016	2015
Balance as of January 1	$13,453	$14,337
Additional loans with concessions	4,547	13,418
Reductions due to:
Reclassified as nonperforming	(1,622)	(3,145)
Paid in full	(3,530)	(8,127)
Transfer to other real estate owned	(51)	—
Charge-offs	(275)	(56)
Paydowns	(1,047)	(751)
Lapse of concession period	—	—
TDR reclassified as performing loan	—	(2,223)
Balance as of December 31	$11,475	$13,453

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $17,529 was sold during the year ended December 31, 2016, resulting in a net loss of $590, while other real estate owned with a cost basis of $21,424 was sold during the year ended December 31, 2015, resulting in a net gain of $582.
The following table provides details of the Company’s other real estate owned as of December 31, 2016 and 2015:

	2016	2015
Residential real estate	$2,929	$4,794
Commercial real estate	8,081	11,387
Residential land development	4,032	4,596
Commercial land development	8,257	14,625
Total other real estate owned	$23,299	$35,402
Other real estate owned and purchased in the Heritage merger had a balance of $7,126, while the acquisition of First M&F contributed $4,916 at December 31, 2016. No other real estate owned was acquired as part of the KeyWorth acquisition and, no KeyWorth loans were transferred to other real estate owned during 2016. Other real estate owned purchased in the Heritage merger contributed $8,773 while the First M&F merger contributed $7,031 at December 31, 2015. Changes in the Company’s other real estate owned were as follows:

	2016	2015
Balance as of January 1	$35,402	$34,472
Purchased from Heritage	—	9,972
Transfer of balance from covered OREO	—	—
Transfers of loans	8,870	14,935
Capitalized improvements	—	—
Impairments	(3,115)	(2,519)
Dispositions	(17,529)	(21,424)
Other	(329)	(34)
Balance as of December 31	$23,299	$35,402
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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing January 1, 2017, in each case as compared to the result under rates present in the market on December 31, 2016. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and does not take into account changes in the slope of the yield curve. On account of the present position of the target federal funds rate, the Company did not perform an analysis assuming a downward movement in rates.

	Percentage Change In:
Immediate Change in Rates of:	Economic Value Equity (EVE)	Earning at Risk (EAR) (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	15.95%	4.69%	10.60%
+300	13.59%	3.61%	8.02%
+200	12.07%	2.45%	5.40%
+100	10.31%	1.13%	2.60%
The rate shock results for the net interest income simulations for the next twenty-four months produce a slightly asset sensitive position at December 31, 2016. The Company’s interest rate risk strategy is to remain in an asset sensitive position with a focus on increasing variable rate loan production and generating deposits that are less sensitive to increases in interest rates.
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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, forward commitments, and interest rate lock commitments, as part of its ongoing efforts to mitigate its interest rate risk exposure. For more information about the Company’s derivative financial instruments, see the “Off-Balance Sheet Transactions” section below and Note 15, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data.
Liquidity and Capital Resources
Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.
Core deposits, which are deposits excluding time deposits and public fund deposits, are a major source of funds used by Renasant Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring Renasant Bank’s liquidity. Management continually monitors the liquidity and non-core dependency ratios to ensure compliance with targets established by the Asset/Liability Management Committee.

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 18.20% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2016, securities with a carrying value of $666,874 were pledged to secure government, public, trust, and other deposits and as collateral for short-term borrowings and derivative instruments as compared to $718,767 at December 31, 2015.
Other sources available for meeting liquidity needs include federal funds purchased and advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Federal funds are short term borrowings, generally overnight borrowings, between financial institutions that are used to maintain reserve requirements at the Federal Reserve Bank. The balance of outstanding federal funds purchased at December 31, 2016 was $100,000. Outstanding federal funds purchased on December 31, 2015 was $400,000. Funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and may also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2016, the balance of our outstanding advances with the FHLB was $8,542. The total amount of the remaining credit available to us from the FHLB at December 31, 2016 was $2,633,543. We also maintain lines of credit with other commercial banks totaling $75,000. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at December 31, 2016 or 2015, respectively.
In 2016, we also accessed the equity and debt capital markets to generate liquidity. For more information, please refer to the discussion of the offering of our subordinated notes under the heading “Financial Condition, Business” above and the discussion of our common stock offering under the heading “Shareholders’ Equity and Regulatory Matters” below.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total			Cost of Funds
	2016	2015	2014	2016	2015	2014
Noninterest-bearing demand	20.40%	19.01%	18.20%	—%	—%	—%
Interest-bearing demand	42.96	43.82	43.40	0.19	0.18	0.21
Savings	7.30	7.32	6.84	0.07	0.07	0.08
Time deposits	22.06	23.50	27.88	0.73	0.62	0.81
Short-term borrowings	4.96	3.77	0.44	0.45	0.18	0.17
Long-term Federal Home Loan Bank advances	0.50	0.98	1.38	4.02	4.14	4.15
Subordinated notes	0.49	—	—	5.45	—	—
Other long-term borrowings	1.33	1.60	1.86	5.56	5.40	5.07
Total deposits and borrowed funds	100.00%	100.00%	100.00%	0.39%	0.37%	0.47%
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
Cash and cash equivalents were $306,224 at December 31, 2016, compared to $211,571 at December 31, 2015 and $161,583 at December 31, 2014. Cash used in investing activities for the year ended December 31, 2016 was $351,993 compared to cash used in investing activities of $247,431 in 2015 and $202,802 in 2014. Proceeds from the sale, maturity or call of securities within our investment portfolio were $281,792 for 2016 compared to $265,556 for 2015 and $217,417 in 2014. For 2016, these proceeds from the investment portfolio were primarily reinvested back into the security portfolio or used to fund loan growth. Purchases of investment securities were $155,400 for 2016 compared to $216,141 for 2015 and $280,164 for 2014.
Cash provided by financing activities for the year ended December 31, 2016 was $282,849 compared to cash provided by financing activities for the year ended December 31, 2015 of $44,794 and cash used in financing activities during 2014 of $6,946. Overall deposits increased $489,089 for the year ended December 31, 2016 compared to an increase of $2,218 for the same period in 2015 and a decrease of $3,494 for the year end 2014.

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
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2016, the maximum amount available for transfer from the Bank to the Company in the form of loans was $87,191. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,030. There were no amounts outstanding under this line of credit at December 31, 2016. These restrictions did not have any impact on the Company’s ability to meet its cash obligations, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Loan commitments	$1,263,059	$1,131,842	$706,972
Standby letters of credit	44,086	37,063	31,804
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2016, the Company had notional amounts of $82,202 on interest rate contracts with corporate customers and $82,202 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.
Additionally, the Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans and also enters into forward commitments to sell residential mortgage loans to secondary market investors.
The Company has also entered into forward interest rate swap contracts on FHLB borrowings, as well as interest rate swap agreements on junior subordinated debentures that are all accounted for as cash flow hedges. Under each of these contracts, the Company will pay a fixed rate of interest and will receive a variable rate of interest based on the three-month LIBOR plus a predetermined spread.
For more information about the Company’s off-balance sheet transactions, see Note 15, “Derivative Instruments” and Note 22, “Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data.

Contractual Obligations
The following table presents, as of December 31, 2016, significant fixed and determinable contractual obligations to third parties by payment date. The Note Reference below refers to the applicable footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

		Payments Due In:
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating leases	6	$4,526	$7,585	$4,514	$5,634	$22,259
Deposits without a stated maturity(1)	10	5,438,384	—	—	—	5,438,384
Time deposits	10	734,286	714,857	159,435	12,175	1,620,753
Short-term borrowings	11	109,676	—	—	—	109,676
Federal Home Loan Bank advances	12	—	326	615	7,601	8,542
Junior subordinated debentures	12	—	—	—	95,643	95,643
Subordinated notes	12	—	—	—	98,127	98,127
Other long-term debt		—	147	—	—	147
Total contractual obligations		$6,286,872	$722,915	$164,564	$219,180	$7,393,531

(1)	Excludes interest.
Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $1,232,883 and $1,036,818 at December 31, 2016 and 2015, respectively. Book value per share was $27.81 and $25.73 at December 31, 2016 and 2015, respectively. The growth in shareholders’ equity was attributable to the acquisition of KeyWorth, our December 2016 common stock offering (discussed in the next paragraph) as well as earnings retention offset by dividends declared and changes in accumulated other comprehensive income.
On September 15, 2015, the Company filed a shelf registration statement with the SEC. The shelf registration statement, which was effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, debt securities, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes as described in any prospectus supplement and could include the expansion of the Company’s banking, insurance and wealth management operations as well as other business opportunities. As discussed in this section above under the heading “Financial Condition, Borrowings,” in August 2016, the Company completed its underwritten public offering of subordinated notes pursuant to this registration statement. In December 2016, the Company completed its underwritten public offering of 2,135,000 shares of the Company's common stock pursuant to this registration statement at a public offering price of $41.50 per share.
The Company has junior subordinated debentures with a carrying value of $95,643 at December 31, 2016, of which $92,455 are included in the Company’s Tier 1 capital. Federal Reserve guidelines limiting the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital. Although our existing junior subordinated debentures are unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.
The Company has subordinated notes with a carrying value of $98,127 at December 31, 2016. In accordance with the above-referenced Federal Reserve Board guidance, these are included in the Company's Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%
The following table includes the capital ratios and capital amounts for the Company and the Bank for the years presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the phase-in of the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Renasant Corporation:
Tier 1 leverage ratio	$858,850	10.59%	$405,441	5.00%	$324,353	4.00%
Common equity tier 1 capital ratio	766,560	11.47%	434,267	6.50%	342,403	5.125%
Tier 1 risk-based capital ratio	858,850	12.86%	534,483	8.00%	442,619	6.625%
Total risk-based capital ratio	1,004,038	15.03%	668,103	10.00%	576,239	8.625%
Renasant Bank:
Tier 1 leverage ratio	$824,850	10.20%	$404,442	5.00%	$323,554	4.00%
Common equity tier 1 capital ratio	824,850	12.38%	433,105	6.50%	341,487	5.125%
Tier 1 risk-based capital ratio	824,850	12.38%	533,052	8.00%	441,434	6.625%
Total risk-based capital ratio	871,911	13.09%	666,315	10.00%	574,697	8.625%
December 31, 2015
Renasant Corporation:
Tier 1 leverage ratio	$681,731	9.16%	$371,968	5.00%	$297,574	4.00%
Common equity tier 1 capital ratio	591,356	9.99%	384,830	6.50%	266,421	4.50%
Tier 1 risk-based capital ratio	681,731	11.51%	473,637	8.00%	355,228	6.00%
Total risk-based capital ratio	729,321	12.32%	592,047	10.00%	473,637	8.00%
Renasant Bank:
Tier 1 leverage ratio	$654,830	8.82%	$371,183	5.00%	$296,946	4.00%
Common equity tier 1 capital ratio	654,830	11.09%	383,660	6.50%	265,611	4.50%
Tier 1 risk-based capital ratio	654,830	11.09%	472,198	8.00%	354,148	6.00%
Total risk-based capital ratio	701,591	11.89%	590,247	10.00%	472,198	8.00%

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
The common equity Tier 1 capital ratio includes common equity as defined under accounting principles generally accepted in the United States and does not include any other type of non-common equity under accounting principles generally accepted in the United States. Banks are now required to have common equity Tier 1 capital of 4.5% of average assets, Tier 1 capital of 6% of average assets, as compared to the current 4%, and total capital of 8% of risk-weighted assets to be categorized as adequately capitalized. The Basel III Rules require the phase-out of trust preferred securities as Tier 1 capital of bank holding companies of the Company’s size in equal installments over a defined period.
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
The Final Rules also introduced a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the Final Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. It is not expected that the countercyclical capital buffer will be applicable to the Company or Renasant Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a 4-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
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

RENASANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

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
Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2016, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

E. Robinson McGraw	Kevin D. Chapman
Chairman and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

February 27, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Renasant Corporation
Tupelo, Mississippi

We have audited the accompanying consolidated balance sheets of Renasant Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Memphis, Tennessee
February 27, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Renasant Corporation
Tupelo, Mississippi

We have audited Renasant Corporation and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 27, 2017 expressed an unqualified opinion.

Memphis, Tennessee
February 27, 2017

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,
	2016	2015
Assets
Cash and due from banks	$160,570	$177,007
Interest-bearing balances with banks	145,654	34,564
Cash and cash equivalents	306,224	211,571
Securities held to maturity (fair value of $362,893 and $473,753, respectively)	356,282	458,400
Securities available for sale, at fair value	674,248	646,805
Mortgage loans held for sale, at fair value	177,866	225,254
Loans, net of unearned income:
Non purchased loans and leases	4,713,572	3,830,434
Purchased loans	1,489,137	1,583,028
Total loans, net of unearned income	6,202,709	5,413,462
Allowance for loan losses	(42,737)	(42,437)
Loans, net	6,159,972	5,371,025
Premises and equipment, net	179,223	169,128
Other real estate owned:
Non purchased	5,929	12,986
Purchased	17,370	22,416
Total other real estate owned, net	23,299	35,402
Goodwill	470,534	445,871
Other intangible assets, net	24,074	28,811
FDIC loss share indemnification asset	—	7,149
Bank-owned life insurance	152,305	141,067
Mortgage servicing rights	26,302	29,642
Other assets	149,522	156,371
Total assets	$8,699,851	$7,926,496
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$1,561,357	$1,278,337
Interest-bearing	5,497,780	4,940,265
Total deposits	7,059,137	6,218,602
Short-term borrowings	109,676	422,279
Long-term debt	202,459	148,217
Other liabilities	95,696	100,580
Total liabilities	7,466,968	6,889,678
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 and 75,000,000 shares authorized, respectively, 45,107,066 and 41,292,045 shares issued, respectively; 44,332,273 and 40,293,291 shares outstanding, respectively	225,535	206,460
Treasury stock, at cost	(21,692)	(22,385)
Additional paid-in capital	707,408	585,938
Retained earnings	337,536	276,340
Accumulated other comprehensive loss, net of taxes	(15,904)	(9,535)
Total shareholders’ equity	1,232,883	1,036,818
Total liabilities and shareholders’ equity	$8,699,851	$7,926,496
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Share Data)

	Year Ended December 31,
	2016	2015	2014
Interest income
Loans	$302,314	$236,262	$199,844
Securities
Taxable	16,551	17,026	17,096
Tax-exempt	9,814	9,520	9,073
Other	459	215	396
Total interest income	329,138	263,023	226,409
Interest expense
Deposits	17,856	13,715	16,216
Borrowings	10,291	7,950	7,711
Total interest expense	28,147	21,665	23,927
Net interest income	300,991	241,358	202,482
Provision for loan losses	7,530	4,750	6,167
Net interest income after provision for loan losses	293,461	236,608	196,315
Noninterest income
Service charges on deposit accounts	31,875	29,269	26,756
Fees and commissions	18,814	15,761	14,012
Insurance commissions	8,508	8,423	8,194
Wealth management revenue	11,652	9,808	8,545
Mortgage banking income	49,443	35,815	14,862
Net gains on sales of securities	1,186	96	375
BOLI income	4,635	3,612	2,985
Other	11,302	5,486	4,780
Total noninterest income	137,415	108,270	80,509
Noninterest expense
Salaries and employee benefits	172,448	145,111	115,108
Data processing	17,723	14,251	11,570
Net occupancy and equipment	34,394	26,987	20,252
Other real estate owned	5,696	3,045	4,593
Professional fees	5,358	4,384	4,485
Advertising and public relations	7,080	6,112	5,923
Intangible amortization	6,747	6,069	5,606
Communications	8,329	7,278	5,949
Merger-related expenses	4,023	11,614	694
Extinguishment of debt	2,539	—	—
Loss share termination	2,053	—	—
Other	28,709	20,263	16,757
Total noninterest expense	295,099	245,114	190,937
Income before income taxes	135,777	99,764	85,887
Income taxes	44,847	31,750	26,305
Net income	$90,930	$68,014	$59,582
Basic earnings per share	$2.18	$1.89	$1.89
Diluted earnings per share	$2.17	$1.88	$1.88
Cash dividends per common share	$0.71	$0.68	$0.68
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$90,930	$68,014	$59,582
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding (losses) gains on securities	(6,206)	(351)	7,731
Reclassification adjustment for gains realized in net income	(727)	(59)	(232)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(61)	(110)	(156)
Total securities available for sale	(6,994)	(520)	7,343
Derivative instruments:
Unrealized holding gains (losses) on derivative instruments	527	(249)	(1,622)
Total derivative instruments	527	(249)	(1,622)
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	31	(1,435)	(1,529)
Less amortization of net actuarial loss recognized in net periodic pension cost	302	267	183
Reclassification adjustment for net settlement gain realized in net income	(235)	—	—
Total defined benefit pension and post-retirement benefit plans	98	(1,168)	(1,346)
Other comprehensive (loss) income, net of tax	(6,369)	(1,937)	4,375
Comprehensive income	$84,561	$66,077	$63,957
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount					Total
Balance at January 1, 2014	31,387,668	$163,281	$(23,023)	$342,552	$194,815	$(11,973)	$665,652
Net income					59,582		59,582
Changes in other comprehensive income (loss)						4,375	4,375
Comprehensive income							63,957
Cash dividends ($0.68 per share)					(21,518)		(21,518)
Issuance of common stock for stock-based compensation awards	157,477		895	(1,248)			(353)
Stock-based compensation expense				3,909			3,909
Other, net					4		4
Balance at December 31, 2014	31,545,145	$163,281	$(22,128)	$345,213	$232,883	$(7,598)	$711,651
Net income					68,014		68,014
Changes in other comprehensive income (loss)						(1,937)	(1,937)
Comprehensive income							66,077
Cash dividends ($0.68 per share)					(24,557)		(24,557)
Common stock issued in connection with an acquisition	8,635,879	43,179		238,351			281,530
Repurchase of shares in connection with acquisition related to stock-based compensation awards	(18,635)		(608)				(608)
Issuance of common stock for stock-based compensation awards	130,902		351	(2,073)			(1,722)
Stock-based compensation expense				4,435			4,435
Other, net				12			12
Balance at December 31, 2015	40,293,291	$206,460	$(22,385)	$585,938	$276,340	$(9,535)	$1,036,818
Net income					90,930		90,930
Changes in other comprehensive income (loss)						(6,369)	(6,369)
Comprehensive income							84,561
Cash dividends ($0.71 per share)					(29,734)		(29,734)
Common stock issued in connection with an acquisition	1,680,021	8,400		46,890			55,290
Common stock issued in public offering	2,135,000	10,675		73,430			84,105
Issuance of common stock for stock-based compensation awards	223,961		693	(2,345)			(1,652)
Stock-based compensation expense				3,117			3,117
Shares vested through Heritage acquisition				378			378
Balance at December 31, 2016	44,332,273	$225,535	$(21,692)	$707,408	$337,536	$(15,904)	$1,232,883
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Except Share Data)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$90,930	$68,014	$59,582
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,530	4,750	6,167
Depreciation, amortization and accretion	207	5,953	8,104
Deferred income tax expense	11,037	13,751	9,291
Funding of mortgage loans held for sale	(1,951,144)	(1,483,937)	(547,402)
Proceeds from sales of mortgage loans held for sale	2,031,036	1,647,648	563,808
Gains on sales of mortgage loans held for sale	(31,654)	(25,292)	(8,594)
Gains on sales of securities	(1,186)	(96)	(375)
Loss on extinguishment of debt	2,539	—	—
Losses (gains) on sales of premises and equipment	115	105	(72)
Stock-based compensation	3,117	4,435	3,909
Decrease in FDIC loss share indemnification asset, net of accretion and amortization	2,891	4,409	14,399
Loss on termination of FDIC loss share agreements	2,053	—	—
Decrease in other assets	13,020	12,705	21,303
(Decrease) increase in other liabilities	(16,694)	180	(5,437)
Net cash provided by operating activities	163,797	252,625	124,683
Investing activities
Purchases of securities available for sale	(140,133)	(72,114)	(124,296)
Proceeds from sales of securities available for sale	4,028	8,444	1,099
Proceeds from call/maturities of securities available for sale	158,359	111,663	80,305
Purchases of securities held to maturity	(15,267)	(144,027)	(155,868)
Proceeds from call/maturities of securities held to maturity	119,405	145,449	136,013
Net increase in loans	(504,640)	(298,676)	(120,787)
Purchases of premises and equipment	(13,560)	(25,165)	(22,179)
Proceeds from sales of premises and equipment	2,462	2,219	2,911
Proceeds from sales of other assets	16,939	—	—
Payment made to FDIC to terminate loss share agreements	(4,849)	—	—
Net cash received in acquisition	25,263	24,776	—
Net cash used in investing activities	(351,993)	(247,431)	(202,802)
Financing activities
Net increase in noninterest-bearing deposits	209,943	79,342	63,852
Net (decrease) increase in interest-bearing deposits	279,146	(77,124)	(67,346)
Net (decrease) increase in short-term borrowings	(314,952)	375,220	30,120
Proceeds from long-term debt	98,385	40	—
Repayment of long-term debt	(47,230)	(308,766)	(13,557)
Cash paid for dividends	(29,734)	(24,557)	(21,518)
Cash received on exercise of stock options	415	102	401
Excess tax benefits from exercise of stock options	2,771	537	1,102
Proceeds from equity offering	84,105	—	—
Net cash provided by (used in) financing activities	282,849	44,794	(6,946)
Net increase (decrease) in cash and cash equivalents	94,653	49,988	(85,065)
Cash and cash equivalents at beginning of year	211,571	161,583	246,648
Cash and cash equivalents at end of year	$306,224	$211,571	$161,583
Supplemental disclosures
Cash paid for interest	$25,871	$21,615	$24,103
Cash paid for income taxes	$22,731	$18,610	$17,503
Noncash transactions:
Transfers of loans to other real estate	$8,870	$14,935	$15,692
Financed sales of other real estate owned	$2,070	$1,134	$860
Transfers of loans held for sale to loan portfolio	$17,838	$11,096	$—
Common stock issued in acquisition of businesses	$55,290	$281,530	$—
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies
(In Thousands, Except Share Data)
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”) and Renasant Insurance, Inc. The Company offers a diversified range of financial, fiduciary and insurance services to its retail and commercial customers through its subsidiaries and full service offices located throughout north and central Mississippi, Tennessee, Alabama, Georgia and Florida.
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
Securities: Debt securities are classified as held to maturity when purchased if management has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Presently, the Company has no intention of establishing a trading classification. Securities not classified as held to maturity or trading are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income within shareholders’ equity.
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
Furthermore, debt securities may be transferred to nonaccrual status where the recognition of investment interest is discontinued. A number of qualitative factors, including but not limited to the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the determination of whether the debt security should be transferred to nonaccrual status. The interest on these nonaccrual investment securities is accounted for on the cash-basis method until the

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

debt security qualifies for return to accrual status. See Note 3, “Securities,” for further details regarding the Company’s securities portfolio.
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
See Note 4, “ Non Purchased Loans,” Note 5, “Purchased Loans,” and Note 6, “ Allowance for Loan Losses” for disclosures regarding the Company’s past due and nonaccrual loans, impaired loans and restructured loans.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

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
Business Combinations, Accounting for Purchased Loans and Related Assets: Business combinations are accounted for by applying the acquisition method in accordance with ASC 805, “Business Combinations” (“ASC 805”). Under the acquisition method, identifiable assets acquired and liabilities assumed and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date and are recognized separately from goodwill. Results of operations of the acquired entities are included in the Consolidated Statements of Income from the date of acquisition. Acquisition costs incurred by the Company are expensed as incurred.
Loans purchased in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit-impaired. Purchased credit deteriorated loans are accounted for in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Increases in expected cash flows to be collected on these loans are recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are recognized as an impairment.
FDIC-Assisted Acquisitions:
During 2010 and 2011, the Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the following two failed financial institutions in FDIC-assisted acquisitions:

•	July 2010, Crescent Bank and Trust Company (Jasper, GA)

•	February 2011, American Trust Bank (Roswell, GA)
During 2015, in connection with the acquisition of HeritageBank (as defined below in Note 2, “Mergers and Acquisitions”), the Bank assumed two additional loss share agreements that HeritageBank had entered into in connection with its acquisition of substantially all of the assets and assumption of substantially all of the deposits and certain other liabilities of the following two failed financial institutions in FDIC-assisted acquisitions:

•	February 2011, Citizens Bank of Effingham (Springfield, GA)

•	August 2011, First Southern National Bank (Statesboro, GA)
A significant portion of the loans and foreclosed assets acquired in each of these FDIC-assisted acquisitions were subject to loss share agreements with the FDIC whereby the Company was indemnified against a portion of the losses on such loans and foreclosed assets.
On December 8, 2016, the Bank entered into an agreement with the Federal Deposit Insurance Corporation (the “FDIC”) that terminated all of the Bank’s loss share agreements, resulting in a payment by the Company to the FDIC of $4,849. All rights and obligations of the parties under these loss share agreements, including the claw-back provisions, terminated effective December 8, 2016. As a result, all recoveries, gains, charge-offs, losses and expenses related to assets previously covered under loss share are recognized entirely by the Company going forward. Notwithstanding the termination of loss share with the FDIC, the terms of the purchase and assumption agreements for each of these FDIC assisted acquisitions continue to require the FDIC to indemnify the Company against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by the Bank and with respect to claims based on any action by directors, officers or employees of the relevant failed financial institutions.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

Changes in the FDIC loss share indemnification asset for the two years ended December 31, 2016, were as follows:

	2016	2015
Balance at January 1	$7,149	$12,516
Additions through acquisition	(260)	2,673
Realized losses in excess of initial estimates on:
Loans	265	872
OREO	97	362
Reimbursable expenses	—	1,170
Amortization	(797)	(4,865)
Reimbursements received from the FDIC	(2,987)	(5,579)
Termination of FDIC loss share agreements	(3,467)	—
Balance at December 31	$—	$7,149
At December 31, 2016, the Company had $28,090 in loans and $487 in other real estate owned (“OREO”) which had been previously covered under these loss share agreements.
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
Mortgage Servicing Rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, mortgage interest rates and other factors. Mortgage servicing rights were carried at amortized cost at December 31, 2016 and 2015, respectively. Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. Changes to the fair value of the mortgage servicing rights are recorded as part of Mortgage banking income in the Consolidated Statements of Income.
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives. Goodwill and other intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting segments. In determining the fair value of the Company's reporting units, management uses the market approach. If, based on the results of the market approach further analysis is needed, the discounted cash flow approach is utilized. Other intangible assets, consisting of core deposit intangibles, are reviewed for events or circumstances which could impact the recoverability of the intangible asset, such as a loss of core deposits, increased competition or adverse changes in the economy. No impairment was identified for the Company’s goodwill or its other intangible assets as a result of the testing performed during 2016, 2015 or 2014.
Bank-Owned Life Insurance: Bank-owned life insurance (“BOLI”) is an institutionally-priced insurance product that is specifically designed for purchase by insured depository institutions. The Company has purchased such insurance policies on certain employees, with Renasant Bank being listed as the primary beneficiary. The carrying value of BOLI is recorded at the cash surrender value of the policies, net of any applicable surrender charges. In connection with the acquisitions of KeyWorth and Heritage (each as

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

defined below in Note 2, “Mergers and Acquisitions”), the Company acquired BOLI with a cash surrender value of $8,376 and $25,297, respectively, at the acquisition date. Changes in the value of the cash surrender value of the policies are reflected under the line item “BOLI income” on the Consolidated Statements of Income.
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
The Company acquired federal and state net operating losses as part of the Heritage acquisition. The federal net operating loss acquired totaled $18,321. The Company expects to utilize the federal and state net operating losses prior to expiration. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the year ended December 31, 2016 or 2015, respectively. See Note 16, “Income Taxes,” for further details regarding the Company’s net operating losses.
Fair Value Measurements: ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), provides guidance for using fair value to measure assets and liabilities and also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3). See Note 18, “Fair Value Measurements,” for further details regarding the Company’s methods and assumptions used to estimate the fair values of the Company’s financial assets and liabilities.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

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
The Company utilizes two methods to deliver mortgage loans to be sold to an investor. Under a “best efforts” sales agreement, the Company enters into a sales agreement with an investor in the secondary market to sell the loan when an interest rate lock commitment is entered into with a customer, as described above. Under a “best efforts” sales agreement, the Company is obligated to sell the mortgage loan to the investor only if the loan is closed and funded. Thus, the Company will not incur any liability to an investor if the mortgage loan commitment in the pipeline fails to close. Under a “mandatory delivery” sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor should the Company fail to satisfy the contract. These types of mortgage loan commitments are recorded at fair value in the Company’s Consolidated Balance Sheets. Gains and losses arising from changes in the valuation of these commitments are recognized currently in earnings and are reflected under the line item “Mortgage banking income” on the Consolidated Statements of Income.
Treasury Stock: Treasury stock is recorded at cost. Shares held in treasury are not retired.
Retirement Plans: The Company sponsors a noncontributory pension plan and provides retiree health care benefits for certain employees. In connection with its acquisition of Heritage, the Company also assumed a defined benefit pension plan maintained by HeritageBank. All benefits under this plan were finally distributed in August 2016. The Company’s independent actuary firm prepares actuarial valuations of pension cost and obligation under ASC 715, “Compensation – Retirement Benefits” ("ASC 715") using assumptions and estimates derived in accordance with the guidance set forth in ASC 715. Expense related to the plans is included under the line item "Salaries and employee benefits" on the Consolidated Statements of Income. Actuarial gains and losses are recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of plan expense. See Note 14, "Employee Benefit and Deferred Compensation Plans," for further details regarding the Company's retirement plans.
Stock-Based Compensation: Compensation expense for option grants and restricted stock awards is determined based on the estimated fair value of the stock options and restricted stock on the applicable grant or award date and is recognized over the respective award's vesting period. Given the low historical forfeiture rate, the Company does not incorporate an estimate for forfeitures when determining compensation expense for stock options and restricted stock awards. Expense associated with the Company’s stock-based compensation is included under the line item “Salaries and employee benefits” on the Consolidated Statements of Income. The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation – Stock Compensation.” See Note 14, “Employee Benefit and Deferred Compensation Plans,” for further details regarding the Company’s stock-based compensation.
Earnings Per Common Share: Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution assuming outstanding stock options were exercised into common shares, calculated in accordance with the treasury stock method. See Note 21, “Net Income Per Common Share,” for the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.
Impact of Recently-Issued Accounting Standards and Pronouncements:
In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires entities to recognize measurement period adjustments during the reporting period in which the adjustments are determined. The income effects, if any, of a measurement period adjustment are cumulative and are to be reported in the period in which the adjustment to a provisional amount is determined. Also, ASU 2015-16 requires presentation on the face of the income statement or in the notes the effect of the measurement period adjustment as if the adjustment had been recognized at acquisition date. ASU 2015-16 is effective for fiscal periods beginning after December 15, 2016 and should be applied prospectively to measurement period adjustments that occur after the effective date. The Company

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

is evaluating the impact that ASU 2015-16 will have on its financial position, results of operations, and its financial statement disclosures.
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
In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842)”.  ASU 2016-02 amends the accounting model and disclosure requirements for leases.  The current accounting model for leases distinguishes between capital leases, which are recognized on-balance sheet, and operating leases, which are not.  Under the new standard, the lease classifications are defined as finance leases, which are similar to capital leases under current U.S. GAAP, and operating leases.  Further, a lessee will recognize a lease liability and a right-of-use asset for all leases with a term greater than 12 months on its balance sheet regardless of the lease’s classification, which may significantly increase reported assets and liabilities.  The accounting model and disclosure requirements for lessors remains substantially unchanged from current U.S. GAAP.  ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018.   The Company is evaluating the impact ASU 2016-02 will have on its financial position, results of operations, and other financial statement disclosures.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows, including (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. For public companies, this amendment becomes effective for interim and annual periods beginning after December 15, 2017. The ASU only impacts the presentation of specific items within the Statement of Cash Flows and is not expected to have a material impact to the Company.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other.” ASU 2017-04 will amend and simplify current goodwill impairment testing to eliminate Step 2 from the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s financial statements.
Note 2 – Mergers and Acquisitions
(Dollar amounts in thousands)
Acquisition of KeyWorth Bank
Effective April 1, 2016, the Company completed its acquisition of KeyWorth Bank (“KeyWorth”) in a transaction valued at approximately $58,884. The Company issued 1,680,021 shares of common stock and paid approximately $3,594 to KeyWorth stock option and warrant holders for 100% of the voting equity interest in KeyWorth. At closing, KeyWorth merged with and into Renasant Bank, with Renasant Bank the surviving banking corporation in the merger.
As a result of the KeyWorth acquisition, the Company acquired total assets with an estimated fair value of $415,232, total loans with an estimated fair value of $272,330 and total deposits with an estimated fair value of $348,961, and six banking locations in the Atlanta metropolitan area. The Company is finalizing the fair value of property and equipment related to the KeyWorth acquisition.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 - Mergers and Acquisitions (continued)

Purchase Price:
Shares issued to common shareholders	8,635,879
Fair value of common stock on date of issuance	$32.60
Value of stock paid		$281,530
Cash paid for fractional shares		26
Cash settlement for stock options		5,915
Deal charges paid on behalf of Heritage		7,973
Total Purchase Price		$295,444
Net Assets Acquired:
Stockholders’ equity at acquisition date	$160,652
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	(1,401)
Mortgage loans held for sale	(3,158)
Loans, net of Heritage’s allowance for loan losses	(16,837)
Fixed assets	(6,419)
Intangible assets, net of Heritage’s existing core deposit intangible	18,193
Other real estate owned	1,390
FDIC loss share indemnification asset	(15,507)
Other assets	3,045
Deposits	(3,776)
Other liabilities	(7,873)
Deferred income taxes	(8,077)
Total Net Assets Acquired		120,232
Goodwill resulting from merger(1)		$175,212
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
The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the twelve months ended December 31, 2016 and 2015 of the Company as though the merger with Heritage had been completed as of January 1, 2014. The unaudited estimated pro forma information combines the historical consolidated results of Heritage with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not indicative of what would have occurred had the

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 - Mergers and Acquisitions (continued)

acquisition taken place on January 1, 2014. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Merger expenses are reflected in the period in which they were incurred.

	Twelve Months Ended
	December 31,
	2016	2015
Interest income	$329,138	$301,226
Interest expense	28,147	21,858
Net interest income	300,991	279,368
Provision for loan and lease losses	7,530	5,050
Noninterest income	137,231	135,379
Noninterest expense	294,915	309,803
Income before income taxes	135,777	99,894
Income taxes	44,847	31,772
Net income	$90,930	$68,122

Earnings per share:
Basic	$2.18	$1.69
Diluted	$2.17	$1.68
The Company’s consolidated financial statements as of and for the years ended December 31, 2016 and 2015 include the impact of Heritage’s operations since the acquisition date. Due to the system conversion during the third quarter of 2015 and the integration of Heritage’s operating activities into the Company’s existing operations, historical reporting for Heritage operations is impracticable, and, therefore, disclosure of the amounts of revenue and expenses of Heritage included in the Company’s Consolidated Statement of Income since the acquisition date is impracticable.
Note 3 – Securities
(In Thousands, Except Number of Securities)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Obligations of other U.S. Government agencies and corporations	$14,101	$4	$(187)	$13,918
Obligations of states and political subdivisions	342,181	8,572	(1,778)	348,975
	$356,282	$8,576	$(1,965)	$362,893
December 31, 2015
Obligations of other U.S. Government agencies and corporations	$101,155	$26	$(1,214)	$99,967
Obligations of states and political subdivisions	357,245	16,636	(95)	373,786
	$458,400	$16,662	$(1,309)	$473,753

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Obligations of other U.S. Government agencies and corporations	$2,066	$92	$—	$2,158
Residential mortgage backed securities:
Government agency mortgage backed securities	414,019	1,941	(6,643)	409,317
Government agency collateralized mortgage obligations	171,362	831	(3,367)	168,826
Commercial mortgage backed securities:
Government agency mortgage backed securities	50,628	696	(461)	50,863
Government agency collateralized mortgage obligations	2,528	38	(16)	2,550
Trust preferred securities	23,749	—	(5,360)	18,389
Other debt securities	22,053	310	(218)	22,145
Other equity securities	—	—	—	—
	$686,405	$3,908	$(16,065)	$674,248

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Obligations of other U.S. Government agencies and corporations	$6,093	$126	$(19)	$6,200
Residential mortgage backed securities:
Government agency mortgage backed securities	362,669	3,649	(1,778)	364,540
Government agency collateralized mortgage obligations	168,916	1,449	(2,305)	168,060
Commercial mortgage backed securities:
Government agency mortgage backed securities	58,864	1,002	(107)	59,759
Government agency collateralized mortgage obligations	4,947	158	(1)	5,104
Trust preferred securities	24,770	—	(5,301)	19,469
Other debt securities	18,899	468	(34)	19,333
Other equity securities	2,500	1,840	—	4,340
	$647,658	$8,692	$(9,545)	$646,805
During the year ended December 31, 2016, the Company sold "other equity securities" with a carrying value of $2,842 at the time of sale for net proceeds of $4,028 resulting in a gain of $1,186. During the same period in 2015 and 2014, the Company sold securities with a carrying value at the time of sale of $1,117 and $724, respectively, for net proceeds of $1,213 and $1,099, respectively, resulting in a gain of $96 and $375, respectively. Also in 2015, the Company sold certain investments acquired from Heritage shortly after acquisition with an aggregate carrying value of $7,231 at the time of sale for net proceeds of $7,231, resulting in no gain or loss on the sale.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

Gross realized gains and gross realized losses on sales of securities available for sale for the years 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
Gross gains on sales of securities available for sale	$1,257	$96	$375
Gross losses on sales of securities available for sale	(71)	—	—
Gain on sales of securities available for sale, net	$1,186	$96	$375
At December 31, 2016 and 2015, securities with a carrying value of approximately $642,447 and $679,492, respectively, were pledged to secure government, public, trust, and other deposits. Securities with a carrying value of $24,426 and $39,275 were pledged as collateral for short-term borrowings and derivative instruments at December 31, 2016 and 2015, respectively.
The amortized cost and fair value of securities at December 31, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$11,419	$11,504	$—	$—
Due after one year through five years	110,979	114,123	2,066	2,158
Due after five years through ten years	129,883	131,145	1,047	1,039
Due after ten years	104,001	106,121	23,749	18,389
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	414,019	409,317
Government agency collateralized mortgage obligations	—	—	171,362	168,826
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	50,628	50,863
Government agency collateralized mortgage obligations	—	—	2,528	2,550
Other debt securities	—	—	21,006	21,106
Other equity securities	—	—	—	—
	$356,282	$362,893	$686,405	$674,248

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and the length of time the investments have been in a continuous unrealized loss position as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
December 31, 2016
Obligations of other U.S. Government agencies and corporations	4	$11,915	$(187)	0	$—	$—	4	$11,915	$(187)
Obligations of states and political subdivisions	102	83,362	(1,778)	0	—	—	102	83,362	(1,778)
Total	106	$95,277	$(1,965)	0	$—	$—	106	$95,277	$(1,965)
December 31, 2015
Obligations of other U.S. Government agencies and corporations	10	$31,567	$(414)	8	$38,688	$(800)	18	$70,255	$(1,214)
Obligations of states and political subdivisions	6	4,815	(53)	7	4,921	(42)	13	9,736	(95)
Total	16	$36,382	$(467)	15	$43,609	$(842)	31	$79,991	$(1,309)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
December 31, 2016
Obligations of other U.S. Government agencies and corporations	0	$—	$—	0	$—	$—	0	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	131	298,400	(6,042)	5	11,504	(601)	136	309,904	(6,643)
Government agency collateralized mortgage obligations	40	97,356	(1,845)	14	33,786	(1,522)	54	131,142	(3,367)
Commercial mortgage backed securities:
Government agency mortgage backed securities	9	21,933	(453)	2	1,101	(8)	11	23,034	(461)
Government agency collateralized mortgage obligations	1	1,729	(16)	0	—	—	1	1,729	(16)
Trust preferred securities	0	—	—	3	18,389	(5,360)	3	18,389	(5,360)
Other debt securities	3	7,946	(208)	2	2,475	(10)	5	10,421	(218)
Other equity securities	0	—	—	0	—	—	0	—	—
Total	184	$427,364	$(8,564)	26	$67,255	$(7,501)	210	$494,619	$(16,065)
December 31, 2015
Obligations of other U.S. Government agencies and corporations	1	$3,981	$(19)	0	$—	$—	1	$3,981	$(19)
Residential mortgage backed securities:
Government agency mortgage backed securities	34	130,306	(937)	9	27,431	(841)	43	157,737	(1,778)
Government agency collateralized mortgage obligations	25	52,128	(347)	16	51,574	(1,958)	41	103,702	(2,305)
Commercial mortgage backed securities:
Government agency mortgage backed securities	8	16,782	(104)	1	814	(3)	9	17,596	(107)
Government agency collateralized mortgage obligations	1	1,882	(1)	0	—	—	1	1,882	(1)
Trust preferred securities	0	—	—	3	19,469	(5,301)	3	19,469	(5,301)
Other debt securities	1	1,316	(3)	2	3,866	(31)	3	5,182	(34)
Other equity securities	0	—	—	0	—	—	0	—	—
Total	70	$206,395	$(1,411)	31	$103,154	$(8,134)	101	$309,549	$(9,545)
The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any other-than-temporary impairment for the years ended December 31, 2016 or 2015.
The Company holds investments in pooled trust preferred securities that had a cost basis of $23,749 and $24,770 and a fair value of $18,389 and $19,469 at December 31, 2016 and 2015, respectively. The investments in pooled trust preferred securities consist of three securities representing interests in various tranches of trusts collateralized by debt issued by over 250 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments, before recovery of the investments’ amortized cost, which may be at maturity. At December 31, 2016, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for all three

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

trust preferred securities and recognized credit related impairment losses on these securities in 2010 and 2011. For the years ended December 31, 2016, 2015, and 2014, the Company determined the pooled trust preferred securities and their estimated cash flow were fairly valued, and no additional impairment was recognized during these periods.
The Company’s analysis of the pooled trust preferred securities during 2015 supported a return to accrual status for one of the three securities (XXVI). During 2014, the Company’s analysis supported a return to accrual status for one of the other securities (XXIII). An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities. Based on the qualitative and quantitative factors described above, a return to accrual status of the remaining security (XXIV) is not justified at this time and as a result, pooled trust preferred security XXIV remains classified as a nonaccruing asset at December 31, 2016. Investment interest on this security is recorded on the cash-basis method until qualifying for return to accrual status.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at December 31, 2016:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Rating	Issuers Currently in Deferral or Default
XXIII	Pooled	B-2	$8,293	$5,680	$(2,613)	Baa3	17%
XXIV	Pooled	B-2	11,242	9,646	(1,596)	Caa2	24%
XXVI	Pooled	B-2	4,214	3,063	(1,151)	Ba3	19%
			$23,749	$18,389	$(5,360)
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 4 – Non Purchased Loans
(In Thousands, Except Number of Loans)
For purposes of this Note 4, all references to “loans” mean non purchased loans.
The following is a summary of non purchased loans and leases at December 31:

	2016	2015
Commercial, financial, agricultural	$589,290	$485,407
Lease financing	49,250	35,978
Real estate – construction	483,926	291,701
Real estate – 1-4 family mortgage	1,425,730	1,204,228
Real estate – commercial mortgage	2,075,137	1,729,049
Installment loans to individuals	92,648	85,234
Gross loans	4,715,981	3,831,597
Unearned income	(2,409)	(1,163)
Loans, net of unearned income	4,713,572	3,830,434

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

Past Due and Nonaccrual Loans
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2016
Commercial, financial, agricultural	$811	$720	$586,730	$588,261	$—	$932	$97	$1,029	$589,290
Lease financing	193	—	48,919	49,112	—	138	—	138	49,250
Real estate – construction	995	—	482,931	483,926	—	—	—	—	483,926
Real estate – 1-4 family mortgage	6,189	1,136	1,414,254	1,421,579	161	1,222	2,768	4,151	1,425,730
Real estate – commercial mortgage	2,283	99	2,066,821	2,069,203	580	2,778	2,576	5,934	2,075,137
Installment loans to individuals	324	124	92,179	92,627	—	21	—	21	92,648
Unearned income	—	—	(2,409)	(2,409)	—	—	—	—	(2,409)
Total	$10,795	$2,079	$4,689,425	$4,702,299	$741	$5,091	$5,441	$11,273	$4,713,572
December 31, 2015
Commercial, financial, agricultural	$176	$38	$485,095	$485,309	$30	$68	$—	$98	$485,407
Lease financing	—	—	35,978	35,978	—	—	—	—	35,978
Real estate – construction	68	—	291,633	291,701	—	—	—	—	291,701
Real estate – 1-4 family mortgage	4,461	807	1,192,318	1,197,586	370	1,857	4,415	6,642	1,204,228
Real estate – commercial mortgage	2,391	425	1,719,329	1,722,145	568	1,668	4,668	6,904	1,729,049
Installment loans to individuals	167	56	85,011	85,234	—	—	—	—	85,234
Unearned income	—	—	(1,163)	(1,163)	—	—	—	—	(1,163)
Total	$7,263	$1,326	$3,808,201	$3,816,790	$968	$3,593	$9,083	$13,644	$3,830,434
Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There was one restructured loan totaling $69 that was contractually 90 days past due or more and still accruing at December 31, 2016. There was one restructured loan totaling $38 that was contractually 90 days past due or more and still accruing at December 31, 2015. The outstanding balance of restructured loans on nonaccrual status was $6,164 and $8,739 at December 31, 2016 and 2015, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

Impaired Loans
Impaired loans recognized in conformity with ASC 310-20, segregated by class, were as follows as of the dates and periods presented:

	As of December 31, 2016			Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$1,175	$1,539	$136	$856	$28
Lease financing	—	—	—	—	—
Real estate – construction	517	517	1	469	26
Real estate – 1-4 family mortgage	9,207	10,823	1,091	9,603	225
Real estate – commercial mortgage	10,053	13,667	2,397	11,180	305
Installment loans to individuals	87	87	1	98	2
Total	$21,039	$26,633	$3,626	$22,206	$586
With no related allowance recorded:
Commercial, financial, agricultural	$—	$38	$—	$24	$—
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	—	—	—	41	—
Real estate – commercial mortgage	568	1,340	—	938	38
Installment loans to individuals	—	—	—	—	—
Total	$568	$1,378	$—	$1,003	$38
Totals	$21,607	$28,011	$3,626	$23,209	$624

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

	As of December 31, 2015			Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$344	$531	$6	$508	$17
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	15,995	17,518	4,474	16,751	366
Real estate – commercial mortgage	15,626	18,918	2,906	17,059	469
Installment loans to individuals	67	67	—	67	2
Total	$32,032	$37,034	$7,386	$34,385	$854
With no related allowance recorded:
Commercial, financial, agricultural	$12	$760	$—	$43	$—
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	—	—	—	—	—
Real estate – commercial mortgage	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—
Total	$12	$760	$—	$43	$—
Totals	$32,044	$37,794	$7,386	$34,428	$854
The average recorded investment in impaired loans for the year ended December 31, 2014 was $48,351. Interest income recognized on impaired loans for the year ended December 31, 2014 was $1,942.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

Restructured Loans
The following table presents restructured loans segregated by class as of the dates presented:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2016
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	1	510	518
Real estate – 1-4 family mortgage	43	4,498	4,105
Real estate – commercial mortgage	8	4,324	2,758
Installment loans to individuals	1	66	66
Total	53	$9,398	$7,447
December 31, 2015
Commercial, financial, agricultural	1	$257	$257
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	46	5,249	4,754
Real estate – commercial mortgage	11	6,365	5,174
Installment loans to individuals	1	67	67
Total	59	$11,938	$10,252

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

Changes in the Company’s restructured loans are set forth in the table below.

	Number of Loans	Recorded Investment
Totals at January 1, 2015	49	$13,879
Additional loans with concessions	39	10,077
Reductions due to:
Reclassified as nonperforming	(6)	(2,870)
Paid in full	(21)	(8,127)
Charge-offs	(1)	(56)
Transfer to other real estate owned	—	—
Principal paydowns	—	(428)
Lapse of concession period	—	—
TDR reclassified as performing loan	(1)	$(2,223)
Totals at December 31, 2015	59	$10,252
Additional loans with concessions	16	2,075
Reductions due to:
Reclassified as nonperforming	(4)	(1,406)
Paid in full	(16)	(2,233)
Charge-offs	(1)	(275)
Transfer to other real estate owned	(1)	(51)
Principal paydowns	—	(915)
Lapse of concession period	—	—
TDR reclassified as performing loan	—	$—
Totals at December 31, 2016	53	$7,447
The allocated allowance for loan losses attributable to restructured loans was $283 and $884 at December 31, 2016 and 2015, respectively. The Company had $2 remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2016 and zero dollars in remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2015.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

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

	Pass	Watch	Substandard	Total
December 31, 2016
Commercial, financial, agricultural	$434,323	$4,531	$850	$439,704
Real estate – construction	402,156	393	—	402,549
Real estate – 1-4 family mortgage	190,882	3,374	6,129	200,385
Real estate – commercial mortgage	1,734,523	18,118	13,088	1,765,729
Installment loans to individuals	—	—	—	—
Total	$2,761,884	$26,416	$20,067	$2,808,367
December 31, 2015
Commercial, financial, agricultural	$336,583	$8,146	$690	$345,419
Real estate – construction	223,962	483	—	224,445
Real estate – 1-4 family mortgage	138,852	5,163	11,688	155,703
Real estate – commercial mortgage	1,406,188	22,142	18,964	1,447,294
Installment loans to individuals	52	—	5	57
Total	$2,105,637	$35,934	$31,347	$2,172,918

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

For portfolio balances of consumer, consumer mortgage and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria. The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing	Non-Performing	Total
December 31, 2016
Commercial, financial, agricultural	$148,499	$1,087	$149,586
Lease financing	46,703	138	46,841
Real estate – construction	81,377	—	81,377
Real estate – 1-4 family mortgage	1,222,816	2,529	1,225,345
Real estate – commercial mortgage	308,609	799	309,408
Installment loans to individuals	92,504	144	92,648
Total	$1,900,508	$4,697	$1,905,205
December 31, 2015
Commercial, financial, agricultural	$139,895	$93	$139,988
Lease financing	34,815	—	34,815
Real estate – construction	67,256	—	67,256
Real estate – 1-4 family mortgage	1,046,100	2,425	1,048,525
Real estate – commercial mortgage	280,888	867	281,755
Installment loans to individuals	85,121	56	85,177
Total	$1,654,075	$3,441	$1,657,516
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

Loans at December 31, 2015	$16,013
New loans and advances	576
Payments received	(3,532)
Changes in related parties	1,211
Loans at December 31, 2016	$14,268
No related party loans were classified as past due, nonaccrual, impaired or restructured at December 31, 2016 or 2015. Unfunded commitments to certain executive officers and directors and their associates totaled $5,933 and $5,780 at December 31, 2016 and 2015, respectively.
Note 5 – Purchased Loans
(In Thousands, Except Number of Loans)
For purposes of this Note 5, all references to “loans” mean purchased loans.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

The following is a summary of purchased loans at December 31:

	2016	2015
Commercial, financial, agricultural	$128,200	$151,430
Lease financing	—	—
Real estate – construction	68,753	65,964
Real estate – 1-4 family mortgage	452,447	531,095
Real estate – commercial mortgage	823,758	804,680
Installment loans to individuals	15,979	29,859
Gross loans	1,489,137	1,583,028
Unearned income	—	—
Loans, net of unearned income	1,489,137	1,583,028
Past Due and Nonaccrual Loans
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2016
Commercial, financial, agricultural	$823	$990	$125,417	$127,230	$260	$381	$329	$970	$128,200
Lease financing	—	—	—	—	—	—	—	—	—
Real estate – construction	527	321	67,760	68,608	—	145	—	145	68,753
Real estate – 1-4 family mortgage	4,572	3,382	440,258	448,212	417	2,047	1,771	4,235	452,447
Real estate – commercial mortgage	3,045	6,112	808,886	818,043	—	2,661	3,054	5,715	823,758
Installment loans to individuals	96	10	15,591	15,697	—	156	126	282	15,979
Unearned income	—	—	—	—	—	—	—	—	—
Total	$9,063	$10,815	$1,457,912	$1,477,790	$677	$5,390	$5,280	$11,347	$1,489,137
December 31, 2015
Commercial, financial, agricultural	$1,120	$1,039	$148,942	$151,101	$—	$65	$264	$329	$151,430
Lease financing	—	—	—	—	—	—	—	—	—
Real estate – construction	—	176	65,788	65,964	—	—	—	—	65,964
Real estate – 1-4 family mortgage	4,735	5,650	514,912	525,297	158	1,806	3,834	5,798	531,095
Real estate – commercial mortgage	2,458	8,156	784,863	795,477	—	595	8,608	9,203	804,680
Installment loans to individuals	94	46	29,659	29,799	—	53	7	60	29,859
Unearned income	—	—	—	—	—	—	—	—	—
Total	$8,407	$15,067	$1,544,164	$1,567,638	$158	$2,519	$12,713	$15,390	$1,583,028

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were three restructured loan totaling $56 that was contractually 90 days past due or more and still accruing at December 31, 2016. There was one restructured loan totaling $275 that was contractually 90 days past due or more and still accruing at December 31, 2015. The outstanding balance of restructured loans on nonaccrual status was $1,206 and $4,778 at December 31, 2016 and 2015, respectively.
Impaired Loans
Purchased non credit deteriorated loans that were subsequently impaired and recognized in conformity with ASC 310-20, segregated by class, were as follows as of the dates and periods presented:

	As of December 31, 2016			Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$487	$503	$310	$500	$2
Lease financing	—	—	—	—	—
Real estate – construction	145	147	—	148	—
Real estate – 1-4 family mortgage	1,496	1,538	43	1,535	7
Real estate – commercial mortgage	2,275	2,299	48	2,273	111
Installment loans to individuals	135	159	114	161	—
Total	$4,538	$4,646	$515	$4,617	$120
With no related allowance recorded:
Commercial, financial, agricultural	$224	$229	$—	$172	$4
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	1,385	1,557	—	1,550	33
Real estate – commercial mortgage	183	186	—	194	11
Installment loans to individuals	55	56	—	61	—
Total	$1,847	$2,028	$—	$1,977	$48
Totals	$6,385	$6,674	$515	$6,594	$168

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

	As of December 31, 2015			Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$14	$17	$—	$18	$—
Lease financing	—	—	—	—	—
Real estate – construction	2,698	2,710	20	899	78
Real estate – 1-4 family mortgage	655	675	1	712	28
Real estate – commercial mortgage	1,193	1,251	193	1,223	19
Installment loans to individuals	23	23	—	8	—
Total	$4,583	$4,676	$214	$2,860	$125
With no related allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	—	—	—	—	—
Real estate – commercial mortgage	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—
Total	$—	$—	$—	$—	$—
Totals	$4,583	$4,676	$214	$2,860	$125
Purchased credit deteriorated loans recognized in conformity with ASC 310-30, segregated by class, were as follows as of the dates and periods presented:

	As of December 31, 2016			Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$4,555	$5,038	$372	$4,728	$207
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	21,887	23,128	841	23,021	1,015
Real estate – commercial mortgage	62,449	70,970	1,606	62,759	2,674
Installment loans to individuals	366	368	1	382	13
Total	$89,257	$99,504	$2,820	$90,890	$3,909
With no related allowance recorded:
Commercial, financial, agricultural	$7,439	$15,659	$—	$10,304	$819
Lease financing	—	—	—	—	—
Real estate – construction	840	1,141	—	648	38
Real estate – 1-4 family mortgage	50,065	63,597	—	64,306	2,636
Real estate – commercial mortgage	122,538	158,105	—	149,917	7,053
Installment loans to individuals	1,619	2,098	—	1,967	77
Total	$182,501	$240,600	$—	$227,142	$10,623
Totals	$271,758	$340,104	$2,820	$318,032	$14,532

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

	As of December 31, 2015			Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$5,197	$5,694	$353	$4,774	$212
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	15,702	16,002	256	15,498	799
Real estate – commercial mortgage	53,762	57,950	1,096	56,548	2,667
Installment loans to individuals	400	694	1	416	13
Total	$75,061	$80,340	$1,706	$77,236	$3,691
With no related allowance recorded:
Commercial, financial, agricultural	$11,292	$21,355	$—	$10,830	$1,106
Lease financing	—	—	—	—	—
Real estate – construction	2,749	2,916	—	1,114	108
Real estate – 1-4 family mortgage	75,947	93,291	—	82,562	3,258
Real estate – commercial mortgage	168,848	229,871	—	180,326	9,546
Installment loans to individuals	2,268	2,738	—	2,942	119
Total	$261,104	$350,171	$—	$277,774	$14,137
Totals	$336,165	$430,511	$1,706	$355,010	$17,828
The average recorded investment in impaired loans for the year ended December 31, 2014 was $2,037 . Interest income recognized on impaired loans for the year ended December 31, 2014 was $59.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Restructured Loans
The following table presents restructured loans segregated by class as of the dates presented:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2016
Commercial, financial, agricultural	1	$41	$17
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	30	2,754	2,081
Real estate – commercial mortgage	11	2,641	1,930
Installment loans to individuals	—	—	—
Total	42	$5,436	$4,028
December 31, 2015
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	17	1,339	1,024
Real estate – commercial mortgage	9	2,658	2,177
Installment loans to individuals	—	—	—
Total	26	$3,997	$3,201

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Changes in the Company’s restructured loans are set forth in the table below.

	Number of Loans	Recorded Investment
Totals at January 1, 2015	4	$458
Additional loans with concessions	23	3,341
Reductions due to:
Reclassified as nonperforming	(1)	(275)
Paid in full	—	—
Charge-offs	—	—
Transfer to other real estate owned	—	—
Principal paydowns	—	(323)
Lapse of concession period	—	—
TDR reclassified as performing loan	—	$—
Totals at December 31, 2015	26	$3,201
Additional loans with concessions	25	2,472
Reductions due to:
Reclassified as nonperforming	(4)	(216)
Paid in full	(5)	(1,297)
Charge-offs	—	—
Transfer to other real estate owned	—	—
Principal paydowns	—	(132)
Lapse of concession period	—	—
TDR reclassified as performing loan	—	$—
Totals at December 31, 2016	42	$4,028
The allocated allowance for loan losses attributable to restructured loans was $35 and $95 at December 31, 2016 and 2015, respectively. The Company had $3 remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2016 and zero dollars in remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2015.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Credit Quality
The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

	Pass	Watch	Substandard	Total
December 31, 2016
Commercial, financial, agricultural	$102,777	$2,370	$1,491	$106,638
Real estate – construction	61,206	2,640	—	63,846
Real estate – 1-4 family mortgage	105,265	7,665	364	113,294
Real estate – commercial mortgage	608,192	8,445	723	617,360
Installment loans to individuals	—	—	114	114
Total	$877,440	$21,120	$2,692	$901,252
December 31, 2015
Commercial, financial, agricultural	$128,602	$352	$1,044	$129,998
Real estate – construction	49,436	—	—	49,436
Real estate – 1-4 family mortgage	136,417	4,549	3,772	144,738
Real estate – commercial mortgage	562,164	5,033	1,719	568,916
Installment loans to individuals	—	—	—	—
Total	$876,619	$9,934	$6,535	$893,088
The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing		Non-Performing	Total
December 31, 2016
Commercial, financial, agricultural	$9,489		$79	$9,568
Lease financing	—		—	—
Real estate – construction	3,601	5	466	4,067
Real estate – 1-4 family mortgage	265,697		1,504	267,201
Real estate – commercial mortgage	21,353		58	21,411
Installment loans to individuals	13,712		168	13,880
Total	$313,852		$2,275	$316,127
December 31, 2015
Commercial, financial, agricultural	$4,943		$—	$4,943
Lease financing	—		—	—
Real estate – construction	13,779		—	13,779
Real estate – 1-4 family mortgage	294,256		452	294,708
Real estate – commercial mortgage	13,154		—	13,154
Installment loans to individuals	27,153		38	27,191
Total	$353,285		$490	$353,775

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Loans Purchased with Deteriorated Credit Quality
Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

Total Purchased Credit Deteriorated Loans
December 31, 2016
Commercial, financial, agricultural	$11,994
Lease financing	—
Real estate – construction	840
Real estate – 1-4 family mortgage	71,952
Real estate – commercial mortgage	184,987
Installment loans to individuals	1,985
Total	$271,758
December 31, 2015
Commercial, financial, agricultural	$16,489
Lease financing	—
Real estate – construction	2,749
Real estate – 1-4 family mortgage	91,649
Real estate – commercial mortgage	222,610
Installment loans to individuals	2,668
Total	$336,165
The following table presents the fair value of loans determined to be impaired at the time of acquisition:

Total Purchased Credit Deteriorated Loans
December 31, 2016
Contractually-required principal and interest	$389,798
Nonaccretable difference(1)	(81,714)
Cash flows expected to be collected	308,084
Accretable yield(2)	(36,326)
Fair value	$271,758
December 31, 2015
Contractually-required principal and interest	$467,777
Nonaccretable difference(1)	(83,320)
Cash flows expected to be collected	384,457
Accretable yield(2)	(48,292)
Fair value	$336,165

(1)	Represents contractual principal cash flows of $81,673 and $83,078, respectively, and interest cash flows of $41 and $241, respectively, not expected to be collected.

(2)	Represents contractual interest payments expected to be collected of $1,776 and $2,312, respectively, and purchase discounts of $34,550 and $45,980, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Changes in the accretable yield of loans purchased with deteriorated credit quality were as follows:

Total Purchased Credit Deteriorated Loans
Balance at January 1, 2015	$(32,433)
Additions through acquisition	(28,046)
Reclasses from nonaccretable difference	(6,617)
Accretion	17,212
Charge-off	1,592
Balance at December 31, 2015	$(48,292)
Additions through acquisition	(4,037)
Reclasses from nonaccretable difference	(950)
Accretion	14,711
Charge-off	2,242
Balance at December 31, 2016	$(36,326)
 The following table presents the fair value of loans purchased from KeyWorth as of the April 1, 2016 acquisition date.

At acquisition date:	April 1, 2016
Contractually-required principal and interest	$289,495
Nonaccretable difference	3,848
Cash flows expected to be collected	285,647
Accretable yield	13,317
Fair value	$272,330
The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
December 31, 2016
Individually evaluated for impairment	$487	$145	$1,496	$2,275	$135	$4,538
Collectively evaluated for impairment	115,719	67,768	378,999	636,496	13,859	1,212,841
Acquired with deteriorated credit quality	11,994	840	71,952	184,987	1,985	271,758
Ending balance	$128,200	$68,753	$452,447	$823,758	$15,979	$1,489,137
December 31, 2015
Individually evaluated for impairment	$14	$2,698	$655	$1,193	$23	$4,583
Collectively evaluated for impairment	134,927	60,517	438,791	580,877	27,168	1,242,280
Acquired with deteriorated credit quality	16,489	2,749	91,649	222,610	2,668	336,165
Ending balance	$151,430	$65,964	$531,095	$804,680	$29,859	$1,583,028

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 6 – Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of non purchased and purchased loans and leases at December 31:

	2016	2015
Commercial, financial, agricultural	$717,490	$636,837
Lease financing	49,250	35,978
Real estate – construction	552,679	357,665
Real estate – 1-4 family mortgage	1,878,177	1,735,323
Real estate – commercial mortgage	2,898,895	2,533,729
Installment loans to individuals	108,627	115,093
Gross loans	6,205,118	5,414,625
Unearned income	(2,409)	(1,163)
Loans, net of unearned income	6,202,709	5,413,462
Allowance for loan losses	(42,737)	(42,437)
Net loans	$6,159,972	$5,371,025
Allowance for Loan Losses
The following table provides a rollforward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Year Ended December 31, 2016
Allowance for loan losses:
Beginning balance	$4,186	$1,852	$13,908	$21,111	$1,380	$42,437
Charge-offs	(2,725)	—	(3,906)	(2,123)	(717)	(9,471)
Recoveries	331	47	997	757	109	2,241
Net charge-offs	(2,394)	47	(2,909)	(1,366)	(608)	(7,230)
Provision for loan losses	3,716	364	2,616	(879)	787	6,604
Benefit attributable to FDIC loss share agreements	(61)	—	(115)	(48)	(41)	(265)
Recoveries payable to FDIC	39	117	794	241	—	1,191
Provision for loan losses charged to operations	3,694	481	3,295	(686)	746	7,530
Ending balance	$5,486	$2,380	$14,294	$19,059	$1,518	$42,737
Period-End Amount Allocated to:
Individually evaluated for impairment	$446	$1	$1,134	$2,445	$115	$4,141
Collectively evaluated for impairment	4,668	2,379	12,319	15,008	1,402	35,776
Acquired with deteriorated credit quality	372	—	841	1,606	1	2,820
Ending balance	$5,486	$2,380	$14,294	$19,059	$1,518	$42,737

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 6 – Allowance for Loan Losses (continued)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Year Ended December 31, 2015
Allowance for loan losses:
Beginning balance	$3,305	$1,415	$13,549	$22,759	$1,261	$42,289
Charge-offs	(943)	(26)	(2,173)	(2,613)	(1,021)	(6,776)
Recoveries	361	26	1,064	614	109	2,174
Net charge-offs	(582)	—	(1,109)	(1,999)	(912)	(4,602)
Provision for loan losses	1,489	435	650	312	1,027	3,913
Benefit attributable to FDIC loss share agreements	(64)	—	(91)	(717)	—	(872)
Recoveries payable to FDIC	38	2	909	756	4	1,709
Provision for loan losses charged to operations	1,463	437	1,468	351	1,031	4,750
Ending balance	$4,186	$1,852	$13,908	$21,111	$1,380	$42,437
Period-End Amount Allocated to:
Individually evaluated for impairment	$6	$20	$4,475	$3,099	$—	$7,600
Collectively evaluated for impairment	3,827	1,832	9,177	16,916	1,379	33,131
Acquired with deteriorated credit quality	353	—	256	1,096	1	1,706
Ending balance	$4,186	$1,852	$13,908	$21,111	$1,380	$42,437
Year Ended December 31, 2014
Allowance for loan losses:
Beginning balance	$3,090	$1,091	$18,629	$23,688	$1,167	$47,665
Charge-offs	(1,516)	—	(5,662)	(6,186)	(495)	(13,859)
Recoveries	455	33	1,325	436	67	2,316
Net charge-offs	(1,061)	33	(4,337)	(5,750)	(428)	(11,543)
Provision for loan losses	1,297	290	(452)	9,260	522	10,917
Benefit attributable to FDIC loss share agreements	(204)	—	(816)	(5,258)	—	(6,278)
Recoveries payable to FDIC	183	1	525	819	—	1,528
Provision for loan losses charged to operations	$1,276	$291	$(743)	$4,821	$522	$6,167
Ending balance	$3,305	$1,415	$13,549	$22,759	$1,261	$42,289
Period-End Amount Allocated to:
Individually evaluated for impairment	$5	$—	$4,786	$5,465	$—	$10,256
Collectively evaluated for impairment	3,020	1,415	8,483	16,130	1,260	30,308
Acquired with deteriorated credit quality	280	—	280	1,164	1	1,725
Ending balance	$3,305	$1,415	$13,549	$22,759	$1,261	$42,289

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 6 – Allowance for Loan Losses (continued)

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
December 31, 2016
Individually evaluated for impairment	$1,886	$662	$12,088	$13,079	$277	$27,992
Collectively evaluated for impairment	703,610	551,177	1,794,137	2,700,829	153,206	5,902,959
Acquired with deteriorated credit quality	11,994	840	71,952	184,987	1,985	271,758
Ending balance	$717,490	$552,679	$1,878,177	$2,898,895	$155,468	$6,202,709
December 31, 2015
Individually evaluated for impairment	$370	$2,698	$16,650	$16,819	$90	$36,627
Collectively evaluated for impairment	619,978	352,218	1,627,024	2,294,300	147,150	5,040,670
Acquired with deteriorated credit quality	16,489	2,749	91,649	222,610	2,668	336,165
Ending balance	$636,837	$357,665	$1,735,323	$2,533,729	$149,908	$5,413,462

(1)	Includes lease financing receivables.
Note 7 – Premises and Equipment
(In Thousands)
Bank premises and equipment at December 31 are summarized as follows:

	2016	2015
Premises	$183,957	$170,624
Leasehold improvements	7,862	7,207
Furniture and equipment	42,166	38,003
Computer equipment	13,548	15,230
Autos	252	219
Total	247,785	231,283
Accumulated depreciation	(68,562)	(62,155)
Net	$179,223	$169,128
Depreciation expense was $12,066, $8,689 and $6,613 for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company has operating leases which extend to 2028 for certain land and office locations. Leases that expire are generally expected to be renewed or replaced by other leases. Rental expense was $4,460, $3,688 and $2,909 for 2016, 2015 and 2014, respectively. The following is a summary of future minimum lease payments for years following December 31, 2016:

2017	$4,526
2018	4,145
2019	3,440
2020	2,801
2021	1,713
Thereafter	5,634
Total	$22,259

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

	Purchased OREO	Non Purchased OREO	Total OREO
December 31, 2016
Residential real estate	$2,230	$699	$2,929
Commercial real estate	6,401	1,680	8,081
Residential land development	2,344	1,688	4,032
Commercial land development	6,395	1,862	8,257
Total	$17,370	$5,929	$23,299
December 31, 2015
Residential real estate	$2,707	$2,087	$4,794
Commercial real estate	6,283	5,104	11,387
Residential land development	1,717	2,879	4,596
Commercial land development	11,709	2,916	14,625
Total	$22,416	$12,986	$35,402
Changes in the Company’s purchased and non purchased OREO were as follows:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at December 31, 2014	$17,386	$17,086	$34,472
Purchased OREO	9,972	—	9,972
Transfers of loans	11,642	3,293	14,935
Impairments(1)	(1,033)	(1,486)	(2,519)
Dispositions	(15,551)	(5,873)	(21,424)
Other	—	(34)	(34)
Balance at December 31, 2015	$22,416	$12,986	$35,402
Purchased OREO	—	—	—
Transfers of loans	7,935	935	8,870
Impairments(1)	(1,631)	(1,484)	(3,115)
Dispositions	(11,071)	(6,458)	(17,529)
Other	(279)	(50)	(329)
Balance at December 31, 2016	$17,370	$5,929	$23,299

(1)
Of the total impairment charges of $2,519 recorded for OREO in 2015, $2,157 was included in the Consolidated Statements of Income for the year ended December 31, 2015, while the remaining $362 increased the FDIC loss-share indemnification asset. Of the total impairment charges of $3,115 recorded for OREO in 2016, $3,018 was included in the Consolidated Statements of Income for the year ended December 31, 2016, while the remaining $97 increased the FDIC loss share indemnification asset prior to the termination of the Company's loss share agreements effective December 8, 2016.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 8 – Other Real Estate Owned (continued)

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows:

	Year Ended December 31,
	2016	2015	2014
Repairs and maintenance	$962	$840	$2,129
Property taxes and insurance	1,374	809	372
Impairments	3,018	2,157	2,434
Net (gains) losses on OREO sales	590	(582)	(151)
Rental income	(248)	(179)	(191)
Total	$5,696	$3,045	$4,593
Note 9 – Goodwill and Other Intangible Assets
(In Thousands)
Changes in the carrying amount of goodwill during the years ended December 31, 2016 and 2015 were as follows:

	Community Banks	Insurance	Total
Balance at December 31, 2014	$271,939	$2,767	$274,706
Addition to goodwill from Heritage acquisition	171,182	—	171,182
Adjustment to previously recorded goodwill	(17)	—	(17)
Balance at December 31, 2015	$443,104	$2,767	$445,871
Addition to goodwill from KeyWorth acquisition	20,633	—	20,633
Adjustment to previously recorded goodwill	4,030	—	4,030
Balance at December 31, 2016	$467,767	$2,767	$470,534
The addition to goodwill in 2016 from the KeyWorth acquisition and in 2015 from the Heritage acquisition represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in the transaction. The Company is finalizing the fair values of property and equipment related to the KeyWorth acquisition; as such, the recorded balance of goodwill is subject to change. The adjustment to previously recorded goodwill is due to valuation adjustments on property and equipment as well as certain loans acquired from Heritage. The adjustment to previously recorded goodwill in 2015 reflects tax benefits associated with the exercise of stock options assumed in connection with prior acquisitions.
The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2016
Core deposit intangible	$47,992	$(25,188)	$22,804
Customer relationship intangible	1,970	(700)	1,270
Total finite-lived intangible assets	$49,962	$(25,888)	$24,074
December 31, 2015
Core deposit intangible	$45,982	$(18,572)	$27,410
Customer relationship intangible	1,970	(569)	1,401
Total finite-lived intangible assets	$47,952	$(19,141)	$28,811

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 9 – Goodwill and Other Intangible Assets (continued)

Core deposit intangible amortization expense for the years ended December 31, 2016, 2015 and 2014 was $6,616, $5,938 and $5,475, respectively. Customer relationship intangible amortization expense for the years ended December 31, 2016, 2015 and 2014 was $131 each year. The estimated amortization expense of finite-lived intangible assets for the five succeeding fiscal years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total
2017	$5,723	$131	$5,854
2018	4,881	131	5,012
2019	4,101	131	4,232
2020	3,213	131	3,344
2021	2,273	131	2,404
Note 10 – Mortgage Servicing Rights
(In Thousands)
Changes in the Company’s mortgage servicing rights (“MSRs”) were as follows:

Carrying value at January 1, 2015	$11,662
Additions through acquisition	10,429
Capitalization	10,793
Amortization	(3,242)
Carrying value at December 31, 2015	$29,642
Sale of MSRs	(18,477)
Capitalization	18,061
Amortization	(2,884)
Impairment	(40)
Carrying value at December 31, 2016	$26,302
In 2016, the Company sold MSRs relating to mortgage loans having an aggregate unpaid principal balance totaling $1,830,444 to a third party for net proceeds of $18,508. There were no sales of MSRs in 2015 and 2014.
Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31 are as follows:

	2016	2015	2014
Unpaid principal balance	$2,763,344	$3,090,839	$1,178,390
Weighted-average prepayment speed (CPR)	7.34%	8.89%	8.25%
Estimated impact of a 10% increase	$(1,034)	$(1,203)	$(1,038)
Estimated impact of a 20% increase	(2,010)	(2,330)	(1,441)

Discount rate	9.64%	9.51%	10.76%
Estimated impact of a 100bp increase	$(1,368)	$(1,357)	$(1,010)
Estimated impact of a 200bp increase	(2,629)	(2,612)	(1,378)

Weighted-average coupon interest rate	3.83%	3.97%	3.84%
Weighted-average servicing fee (basis points)	25.87	25.04	25.04
Weighted-average remaining maturity (in years)	11.11	15.23	24.41

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 10 – Mortgage Servicing Rights (continued)

The Company recorded servicing fees of $3,212, $3,369 and $1,805, respectively, for each of the twelve months ended December 31, 2016, 2015 and 2014. These fees are included under the line item “Mortgage banking income” in the Consolidated Statements of Income.
Note 11 – Deposits
(In Thousands)
The following is a summary of deposits as of December 31:

	2016	2015
Noninterest-bearing deposits	$1,561,357	$1,278,337
Interest-bearing demand deposits	3,333,896	2,945,438
Savings deposits	543,131	499,536
Time deposits	1,620,753	1,495,291
Total deposits	$7,059,137	$6,218,602
The approximate scheduled maturities of time deposits at December 31, 2016 are as follows:

2017	$734,286
2018	388,825
2019	326,032
2020	114,157
2021	45,278
Thereafter	12,175
Total	$1,620,753
The aggregate amount of time deposits in denominations of $250 or more at December 31, 2016 and 2015 was $313,409 and $222,419, respectively. Certain executive officers and directors had amounts on deposit with Renasant Bank of approximately$28,107 and $16,576 at December 31, 2016 and 2015, respectively.
Note 12 – Short-Term Borrowings
(In Thousands)
Short-term borrowings as of December 31 are summarized as follows:

	2016	2015
Securities sold under agreements to repurchase	$9,676	$22,279
Federal Home Loan Bank short-term advances	100,000	400,000
Total short-term borrowings	$109,676	$422,279
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
The Federal Home Loan Bank short-term advances are comprised of borrowings with original maturities of less than one year.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Short-Term Borrowings (continued)

The average balances and cost of funds of short-term borrowings for the years ending December 31 are summarized as follows:

	Average Balances			Cost of Funds
	2016	2015	2014	2016	2015	2014
Federal Home Loan Bank short-term advances	$344,724	$207,575	$17,899	0.46%	0.18%	0.17%
Securities sold under agreements to repurchase	12,205	15,515	4,334	0.20	0.21	0.15
Total short-term borrowings	$356,929	$223,090	$22,233	0.45%	0.18%	0.17%
The Company maintains lines of credit with correspondent banks totaling $75,000 at December 31, 2016. Interest is charged at the market federal funds rate on all advances. There were no amounts outstanding under these lines of credit at December 31, 2016 or 2015.
Note 13 – Long-Term Debt
(In Thousands)
Long-term debt as of December 31, 2016 and 2015 is summarized as follows:

	2016	2015
Federal Home Loan Bank advances	$8,542	$52,930
Other long-term debt	147	192
Junior subordinated debentures	95,643	95,095
Subordinated notes	98,127	—
Total long-term debt	$202,459	$148,217
Federal Home Loan Bank advances
Long-term advances from the FHLB outstanding at December 31, 2016 had maturities ranging from 2018 to 2039 with a combination of fixed and floating rates ranging from 1.09% to 6.46%. Weighted-average interest rates on outstanding advances at December 31, 2016 and 2015 were 3.47% and 4.06%, respectively. These advances are collateralized by a blanket lien on the Company’s loans. The Company had availability on unused lines of credit with the FHLB of $2,633,543 at December 31, 2016.
In connection with the prepayment of $42,369 in long-term advances from the FHLB during 2016, the Company incurred penalty charges of $2,539, which is recorded in other non interest expense on the Consolidated Statement of Income. The Company did not prepay any outstanding long-term advances from the FHLB during 2015 or 2014.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Long-Term Debt (continued)

The following table provides details on the debentures as of December 31, 2016:

	Principal Amount	Interest Rate	Year of Maturity	Amount Included in Tier 1 Capital
PHC Statutory Trust I	$20,619	3.84%	2033	$20,000
PHC Statutory Trust II	31,959	2.83	2035	31,000
Heritage Financial Statutory Trust I	10,310	10.20	2031	10,000
Capital Bancorp Capital Trust I	12,372	2.50	2035	12,000
First M&F Statutory Trust I	30,928	2.29	2036	19,455
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
In connection with the acquisition of HFHC, the Company assumed the debentures issued by Heritage Financial Statutory Trust I. The premium associated with the Company’s assumption of the debentures issued by Heritage Financial Statutory Trust I was fully amortized as of February 2015. The interest rate for Heritage Financial Statutory Trust I is fixed at 10.20% per annum. On or after February 22, 2021, the debentures owned by Heritage Financial Statutory Trust I may be redeemed at par. On February 22, 2017, the Company redeemed this debenture, incurring a prepayment penalty. See Note 27, “Subsequent Events,” for further information regarding this redemption.
In connection with the acquisition of Capital Bancorp, Inc. (“Capital”) in 2007, the Company assumed the debentures issued to Capital Bancorp Capital Trust I. The discount associated with the Company’s assumption of the debentures issued to Capital Bancorp Capital Trust I was fully amortized during 2010. The interest rate for Capital Bancorp Capital Trust I reprices quarterly equal to the three-month LIBOR plus 150 basis points. In March 2012, the Company entered into an interest rate swap agreement effective March 31, 2014, whereby the Company receives a variable rate of interest based on the three-month LIBOR plus a spread of 1.50% and pays a fixed rate of interest of 4.42%. The debentures owned by Capital Bancorp Capital Trust I are currently redeemable at par.
In connection with the acquisition of First M&F, the Company assumed the debentures issued to First M&F Statutory Trust I. The discount associated with the Company’s assumption of the debentures issued to First M&F Statutory Trust I had a carrying value of $10,545 at December 31, 2016 and $11,093 at December 31, 2015. The discount is being amortized through March 2036. The interest for First M&F Statutory Trust I reprices quarterly equal to the three-month LIBOR plus a spread of 133 basis points. The Company also assumed from First M&F a pay-fixed, receive-floating interest rate swap, maturing on March 15, 2018, which calls for the Company to pay a fixed rate of 3.795% and receive a variable rate of three-month LIBOR plus a spread of 133 basis points on a quarterly basis. The debentures owned by First M&F Statutory Trust I are currently redeemable at par.
The Company has classified $92,455 of the debentures described in the above paragraphs as Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities, similar to the junior subordinated debentures issued or assumed by the Company, that are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures the Company includes in Tier 1 capital. Furthermore, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act have no effect on the treatment of these debentures as Tier 1 capital.
For more information about the Company’s derivative financial instruments, see Note 15, “Derivative Instruments.”

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Long-Term Debt (continued)

Subordinated notes
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
The aggregate stated maturities of long-term debt outstanding at December 31, 2016, are summarized as follows:

2017	$—
2018	326
2019	147
2020	615
2021	—
Thereafter	201,371
Total	$202,459
Note 14 – Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
The Company sponsors a noncontributory defined benefit pension plan, under which participation and future benefit accruals ceased as of December 31, 1996. The Company’s funding policy is to contribute annually to the plan an amount at least equal to the minimum amount determined by consulting actuaries in accordance with the requirements of the Internal Revenue Code of 1986, as amended. No contributions were made to the pension plan in 2016 or 2015. The Company does not anticipate that a contribution will be required in 2017. The plan’s accumulated benefit obligation and respective projected benefit obligation are

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

substantially the same since benefit accruals under the plan have ceased. The accumulated benefit obligation for the plan was $28,012 and $27,856 at December 31, 2016 and 2015, respectively. There is no additional minimum pension liability required to be recognized.
In connection with the acquisition of Heritage in 2015, the Company assumed the defined benefit pension plan maintained by HeritageBank, under which accruals had ceased and which had been terminated by HeritageBank immediately prior to the acquisition date. Final distribution of all benefits under the plan was completed in August 2016.
The Company also provides retiree health care benefits for certain employees who were employed by the Company and enrolled in the Company’s health plan as of December 31, 2004. To receive benefits, an eligible employee must retire from service with the Company and its affiliates between age 55 and 65 and be credited with at least 15 years of service or with 70 points, determined as the sum of age and service at retirement. The Company periodically determines the portion of the premium to be paid by each eligible retiree and the portion to be paid by the Company. Coverage ceases when an employee attains age 65 and is eligible for Medicare. The Company also provides life insurance coverage for each retiree in the face amount of $5 until age 70. Retirees can purchase additional insurance or continue coverage beyond age 70 at their sole expense. The Company contributed $152 and $278 to the plan in 2016 and 2015, respectively. The Company expects to contribute approximately $247 in 2017.
The Company has accounted for its obligation related to these retiree benefits in accordance with ASC 715, “Compensation – Retirement Benefits.” The assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for the next year is 5.9%. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation or the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2016, and for the year then ended.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

Information relating to the legacy Renasant defined benefit pension plan (“Pension Benefits - Renasant”), the assumed HeritageBank defined benefit pension plan (“Pension Benefits - HeritageBank”) and post-retirement health and life plan (“Other Benefits”) as of December 31, 2016 and 2015 is as follows:

	Pension Benefits Renasant		Pension Benefits HeritageBank		Other Benefits
	2016	2015	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$27,856	$28,087	$12,913	$—	$1,704	$1,941
Service cost	—	—	—	—	12	17
Interest cost	1,216	1,095	172	305	58	60
Plan participants’ contributions	—	—	—	—	76	82
Actuarial loss (gain)	(115)	605	(481)	(685)	(56)	(37)
Benefits paid	(2,018)	(1,931)	(22)	(15)	(228)	(359)
Settlements(1)	—	—	(11,509)	(2,187)	—	—
Transfer from HeritageBank Pension Plan	1,073	—	(1,073)	—	—	—
Addition from business combination	—	—	—	15,495	—	—
Benefit obligation at end of year	$28,012	$27,856	$—	$12,913	$1,566	$1,704
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$24,434	$26,532	$12,458	$—
Actual return on plan assets	1,752	(167)	29	(21)
Contribution by employer	—	—	142	—
Benefits paid	(2,018)	(1,931)	(22)	(15)
Settlements	—	—	(11,509)	(2,187)
Expenses paid from plan trust	—	—	(25)	—
Transfer from HeritageBank Pension Plan	1,073	—	(1,073)	—
Addition from business combination	—	—	—	14,681
Fair value of plan assets at end of year	$25,241	$24,434	$—	$12,458
Funded status at end of year	$(2,771)	$(3,422)	$—	$(455)	$(1,566)	$(1,704)
Weighted-average assumptions as of December 31
Discount rate used to determine the benefit obligation	4.35%	4.56%	—%	4.27%	3.57%	3.63%

(1)	Settlements from the HeritageBank defined benefit pension plan represent the lump sum payments made to participants upon final distribution of benefits as a result of the plan's termination.
The discount rate assumptions at December 31, 2016 were determined using a yield curve approach. A yield curve was developed for a selection of high quality fixed-income investments whose cash flows approximate the timing and amount of expected cash flows from the benefit plans. The selected discount rate is the rate that produces the same present value of the benefit plan’s projected benefit payments.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for the defined benefit pension and post-retirement health and life plans for the year ended December 31, 2016, 2015 and 2014 are as follows:

	Pension Benefits Renasant			Pension Benefits HeritageBank(1)		Other Benefits
	2016	2015	2014	2016	2015	2016	2015	2014
Service cost	$—	$—	$—	$—	$—	$12	$17	$14
Interest cost	1,216	1,095	1,292	172	305	58	60	84
Expected return on plan assets	(1,872)	(2,040)	(2,160)	(113)	(216)	—	—	—
Prior service cost recognized	—	—	—	—	—	—	—	—
Recognized actuarial loss	404	331	207	—	—	76	101	89
Settlement/curtailment/termination losses	—	—	453	(780)	(65)	—	—	—
Net periodic benefit cost	(252)	(614)	(208)	(721)	24	146	178	187
Net actuarial loss/(gain) arising during the period	5	2,812	3,047	(397)	(448)	(56)	(37)	(118)
Net Settlement/curtailment/termination losses	—	—	(453)	780	65
Amortization of net actuarial loss recognized in net periodic pension cost	(404)	(331)	(207)	—	—	(76)	(101)	(89)
Total recognized in other comprehensive income	(399)	2,481	2,387	383	(383)	(132)	(138)	(207)
Total recognized in net periodic benefit cost and other comprehensive income	$(651)	$1,867	$2,179	$(338)	$(359)	$14	$40	$(20)
Weighted-average assumptions as of December 31
Discount rate used to determine net periodic pension cost	4.56%	4.00%	4.83%	4.27%	4.00%	3.63%	3.22%	4.66%
Expected return on plan assets	8.00%	8.00%	8.00%	3.00%	3.00%	N/A	N/A	N/A
(1) Net periodic benefit cost and other amounts recognized in other comprehensive income for the assumed HeritageBank defined benefit pension plan were recognized in the Company’s results of operations beginning on the date of acquisition; therefore, disclosure of amounts recognized in prior periods is not necessary.
Future estimated benefit payments under the Renasant defined benefit pension plan and post-retirement health and life plan are as follows:

	Pension Benefits Renasant	Other Benefits
2017	$2,050	$247
2018	2,073	241
2019	2,080	203
2020	2,080	184
2021	2,084	180
2022 - 2026	9,983	616

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

Amounts recognized in accumulated other comprehensive income, before tax, for the year ended December 31, 2016 are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss	11,515	418
Total	$11,515	$418
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss	400	50
Total	$400	$50
The investment objective for the Renasant defined benefit pension plan is to achieve above average income and moderate long term growth. An investment committee appointed by management seeks to accomplish this objective by combining an equity income strategy (approximately 65% to 75%), which generally invests in larger capitalization common stocks, and an intermediate fixed income strategy (approximately 25% to 35%), which generally invests in U.S. Government securities and investment grade corporate bonds. In response to the current interest rate environment, the committee has begun allocating assets to the higher end of the target range for equity funds in order to lessen the impact of anticipated rising interest rates on the fixed income funds. It is the investment committee’s intent to give the investment managers flexibility within the overall guidelines with respect to investment decisions and their timing. However, significant modifications of any previously approved investments or anticipated use of derivatives to execute investment strategies must be approved by the committee.
The plan’s expected long-term rate of return was estimated using market benchmarks for investment classes applied to the plan’s target asset allocation. The expected return on investment classes was computed using a valuation methodology which projected future returns based on current equity valuations rather than historical returns.
The fair values of the Company’s defined benefit pension plan assets by category at December 31, 2016 and 2015 follow below. Corporate stocks consist primarily of common stocks of both U.S. companies and international companies that are traded in active markets and are valued based on quoted market prices of identical assets (Level 1). The Company's investments in registered investment companies consist primarily of investments in funds that invest in investment grade fixed income securities. These investments are traded in active markets and are valued based on quoted market prices of identical assets (Level 1). Fixed income securities consist of U.S. Government securities, investment grade corporate debt, and foreign and municipal obligations. The fair values of these instruments are based on quoted market prices of similar instruments or a discounted cash flow model (Level 2).

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
December 31, 2016
Cash and cash equivalents	$1,639	$—	$—	$1,639
U.S. government securities	—	2,270	—	2,270
Corporate debt	—	1,991	—	1,991
Corporate stocks	17,823	—	—	17,823
Investments in registered investment companies	871	—	—	871
Foreign obligations	—	647	—	647
Municipal obligations	—	—	—	—
	$20,333	$4,908	$—	$25,241

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
December 31, 2015
Cash and cash equivalents	$13,927	$—	$—	$13,927
U.S. government securities	—	1,883	—	1,883
Corporate debt	—	2,442	—	2,442
Corporate stocks	17,383	—	—	17,383
Investments in registered investment companies	848	—	—	848
Foreign obligations	—	308	—	308
Municipal obligations	—	101	—	101
	$32,158	$4,734	$—	$36,892
The Company maintains a 401(k) plan, which is a contributory plan. Employees may contribute pre-tax earnings, subject to a maximum established annually by the IRS. The Company matches employee deferrals, up to 4% of compensation. The Company also makes a nondiscretionary contribution for each eligible employee in an amount equal to 5% of plan compensation and 5% of plan compensation in excess of the Social Security wage base. Employees are automatically enrolled in the plan when employment commences. Company contributions are allocated to participants who are employed on the last day of each plan year and credited with 1000 hours of service during the year. The Company’s costs related to the 401(k) plan, excluding employee deferrals, in 2016, 2015 and 2014 were $10,762, $9,271 and $7,230, respectively.
In connection with the Heritage acquisition, the Company assumed the HeritageBank of the South 401(k) Plan maintained by HeritageBank, under which all accruals had ceased and which had been terminated by HeritageBank immediately prior to the acquisition date. Similarly, in connection with the KeyWorth acquisition, the Company assumed the KeyWorth Bank 401(k) Plan maintained by KeyWorth, under which all accruals had ceased and which had been terminated by KeyWorth immediately prior to the acquisition date. Distribution of benefits under each of these plans made solely on account of their termination was completed in June of 2016. There was no impact on the Company's consolidated financial statements as of and for the years ended December 31, 2016 or 2015 associated with these plans.
Under the Company's “Performance Based Rewards” incentive compensation plan, annual cash bonuses are paid to eligible officers and employees, subject to the attainment of designated performance criteria. The Company designates minimum levels of performance for all applicable profit centers and rewards employees on performance over the minimum level. The expense associated with the plan for 2016, 2015 and 2014 was $2,307, $3,608 and $4,100, respectively.
The Company maintains three deferred compensation plans: a Deferred Stock Unit Plan and two conventional deferred compensation plans. Nonemployee directors may defer all or any portion of their fees and retainer to the Deferred Stock Unit Plan or the deferred compensation plan maintained for their benefit. Officers may defer base salary and bonus to the Deferred Stock Unit Plan or salary to the deferred compensation plan maintained for their benefit, subject to limits that are determined annually by the Company. Amounts credited to the Deferred Stock Unit Plan are invested in units representing shares of the Company’s common stock. Amounts credited to the conventional deferred compensation plans are invested at the discretion of each participant from among designated investment alternatives. Directors and officers who participated in these deferred compensation plans on or before December 31, 2006, may invest in a preferential interest rate investment that is derived from the Moody’s Average Corporate Bond Rate, adjusted monthly, and the beneficiaries of participants in the deferred compensation plans as of such date may receive a preretirement death benefit in excess of the amounts credited to plan accounts at the time of death. All of the Company’s deferred compensation plans are unfunded. It is anticipated that the two conventional deferred compensation plans will result in no additional cost to the Company because life insurance policies on the lives of the participants have been purchased in amounts estimated to be sufficient to pay plan benefits. The Company is both the owner and beneficiary of the life insurance policies. The expense recorded in 2016, 2015 and 2014 for the Company’s deferred compensation plans, inclusive of deferrals, was $1,537, $1,225 and $1,383, respectively.
In connection with the Heritage acquisition, the Company assumed the Heritage Financial Group Deferred Compensation and Excess/Matching Contribution Plan maintained by Heritage, under which all accruals had ceased and which had been terminated by Heritage immediately prior to the acquisition date. The distribution of accrued account balances was effected as soon as practicable following the acquisition date. There was no other impact on the Company’s consolidated financial statements as of and for the years ended December 31, 2016 or 2015 associated with this plan.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

The Company assumed four supplemental executive retirement plans (SERPs) in connection with the acquisition of Capital in 2007. The SERPs were established by Capital to provide supplemental retirement benefits. The plans provide four officers of the Company specified annual benefits based upon a projected retirement date. These benefits are payable for a 15-year period after retirement. The supplemental executive retirement liabilities totaled $3,543 and $3,364 at December 31, 2016 and 2015, respectively. The plans are not qualified under Section 401 of the Internal Revenue Code.
In connection with the KeyWorth acquisition, the Company assumed four SERPs which were established by KeyWorth to provide supplemental retirement benefits to certain executive officers, under which all accruals had ceased and which had been terminated by KeyWorth immediately prior to the acquisition date. The distribution of accrued account balances was effected as soon as practicable following the acquisition date. There was no other impact on the Company's consolidated financial statements as of and for the year ended December 31, 2016.
In connection with the Heritage acquisition, the Company assumed the Heritage Financial Group Employee Stock Ownership Plan (“the Heritage ESOP”) maintained by Heritage, under which all accruals had ceased and which had been terminated by Heritage immediately prior to the acquisition date. As of the date of acquisition, the Heritage ESOP had a loan outstanding, inclusive of accrued interest, of $2,839 due to Heritage which was assumed by the Company. In 2015, unallocated shares of Company common stock pledged as collateral for the loan were sold in order to repay the loan in full, including any accrued interest. Any unallocated shares of Company common stock that remained after the repayment of the loan were allocated to the accounts of the participants. Distribution of benefits under the Heritage ESOP made solely on account of its termination was completed in June of 2016. Other than the transactions recorded in connection with the loan repayment in 2015, there was no impact on the Company’s consolidated financial statements as of and for the years ended December 31, 2016 or 2015 associated with this plan.
In March 2011, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. The Company issues shares of treasury stock to satisfy stock options exercised or restricted stock granted under the plan. Options granted under the plan allow participants to acquire shares of the Company’s common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and cancelled upon the termination of a participant’s employment. There were no stock options granted during the years ended December 31, 2016, 2015 or 2014. The Company recorded compensation expense of $73 and $262 for the years ended December 31, 2015 and 2014, respectively, for options granted under the plan. There was no compensation expense associated with options recorded for the year ended December 31, 2016.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

The following table summarizes information about options issued under the long-term equity incentive plan as of and for the three years ended December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,060,348	$18.64
Granted	—	—
Exercised	(227,499)	18.39
Forfeited	(1,899)	20.77
Outstanding at December 31, 2014	830,950	$18.70	4.48	$8,680
Exercisable at December 31, 2014	745,949	$18.95	4.15	$7,628
Granted	—	—
Exercised	(201,371)	20.82
Forfeited	(8,133)	29.45
Outstanding at December 31, 2015	621,446	$17.88	3.91	$10,274
Exercisable at December 31, 2015	606,027	$17.85	3.83	$10,038
Granted	—	—
Exercised	(435,177)	18.67
Forfeited	(644)	29.67
Outstanding at December 31, 2016	185,625	$15.97	3.91	$4,872
Exercisable at December 31, 2016	185,625	$15.97	3.91	$4,872
The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $8,323, $2,445 and $2,519, respectively. The total grant date fair value of options vested during the same periods was $78, $235, and $458, respectively.
The Company awards performance-based restricted stock to executives and other officers and time-based restricted stock to directors, executives and other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Target performance levels are derived from the Company's budget, with threshold performance set at approximately 5% below target and superior performance set at approximately 5% above target. Performance-based restricted stock is granted at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending upon the Company meeting or exceeding the financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock grant is the closing price of the Company’s common stock on the day immediately preceding the grant date. The Company recorded compensation expense of $3,117, $3,884 and $3,647 for the years ended December 31, 2016, 2015 and 2014, respectively, for restricted stock awarded under the plan. The following table summarizes the changes in restricted stock as of and for the year ended December 31, 2016:

	Performance- Based Restricted Stock(1)	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	—	$—	105,438	$31.04
Granted	61,700	31.12	52,005	31.74
Vested	(52,045)	31.12	(21,138)	27.53
Cancelled	(9,655)	31.12	(18,960)	32.40
Nonvested at end of year	—	$—	117,345	$31.76
(1) In January 2016, the Company awarded 61,700 shares of performance-based restricted stock based on the target level of performance goals. The Company's year-end results were between the threshold and target performance levels; therefore, 9,655 shares were cancelled for a total award of 52,045 shares.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

Unrecognized stock-based compensation expense related to restricted stock totaled $1,129 at December 31, 2016. At such date, the weighted average period over which this unrecognized expense is expected to be recognized was approximately 1.45 years. There was no unrecognized stock-based compensation expense related to stock options at December 31, 2016.
At December 31, 2016, an aggregate of 2,072,583 shares of Company common stock were reserved for issuance under the Company’s employee benefit plans.
Note 15 – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2016, the Company had notional amounts of $82,202 on interest rate contracts with corporate customers and $82,202 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.
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
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $120,050 and $251,676 at December 31, 2016 and 2015, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $257,000 and $293,500 at December 31, 2016 and 2015, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Derivative Instruments (continued)

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet	December 31,
	Location	2016	2015
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$1,985	$2,544
Interest rate lock commitments	Other Assets	2,643	4,508
Forward commitments	Other Assets	4,480	446
Totals		$9,108	$7,498
Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$3,410	$4,266
Totals		$3,410	$4,266
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$1,985	$2,544
Interest rate lock commitments	Other Liabilities	246	—
Forward commitments	Other Liabilities	269	509
Totals		$2,500	$3,053
Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows:

	Year Ended December 31,
	2016	2015	2014
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$2,402	$2,200	$2,961
Interest rate lock commitments:
Included in mortgage banking income	(2,111)	(530)	1,171
Forward commitments
Included in mortgage banking income	4,275	(1,917)	(609)
Total	$4,566	$(247)	$3,523
For the Company’s derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the years ended December 31, 2016, 2015 and 2014. The impact on other comprehensive income for the years ended December 31, 2016, 2015, and 2014, can be seen at Note 19, “Other Comprehensive Income.”

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Derivative Instruments (continued)

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Gross amounts recognized	$4,778	$446	$4,893	$6,454
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	4,778	446	4,893	6,454
Gross amounts not offset in the consolidated balance sheets
Financial instruments	567	282	567	282
Financial collateral pledged	—	—	4,326	6,020
Net amounts	$4,211	$164	$—	$152
Note 16 – Income Taxes
(In Thousands)
Significant components of the provision for income taxes (benefits) are as follows for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Current
Federal	$31,679	$17,004	$16,474
State	2,131	995	540
	33,810	17,999	17,014
Deferred
Federal	10,480	12,625	8,649
State	557	1,126	642
	11,037	13,751	9,291
	$44,847	$31,750	$26,305

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Income Taxes (continued)

The reconciliation of income taxes computed at the United States federal statutory tax rates to the provision for income taxes is as follows:

	Year Ended December 31,
	2016	2015	2014
Tax at U.S. statutory rate	$47,522	$34,918	$30,061
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(3,467)	(3,377)	(3,215)
BOLI income	(1,622)	(1,264)	(1,045)
Investment tax credits	(1,390)	(1,390)	(1,390)
Amortization of investment in low-income housing tax credits	1,742	1,734	1,594
State income tax expense, net of federal benefit	1,747	1,378	921
Decrease to valuation allowance	—	—	(152)
Other items, net	315	(249)	(469)
	$44,847	$31,750	$26,305
Significant components of the Company’s deferred tax assets and liabilities are as follows for the periods presented:

	December 31,
	2016	2015
Deferred tax assets
Allowance for loan losses	$19,934	$17,430
Loans	23,240	26,239
Deferred compensation	11,254	17,060
Net unrealized losses on securities	10,096	6,065
Impairment of assets	2,512	3,271
Net operating loss carryforwards	2,867	3,681
Other	7,149	7,499
Gross deferred tax assets	77,052	81,245
Valuation allowance on state net operating loss carryforwards	—	—
Total deferred tax assets	77,052	81,245
Deferred tax liabilities
FDIC indemnification asset	—	1,927
Investment in partnerships	1,556	2,507
Core deposit intangible	—	3,386
Depreciation	2,517	673
Mortgage servicing rights	3,360	4,032
Subordinated debt	4,111	4,287
Other	2,876	2,364
Total deferred tax liabilities	14,420	19,176
Net deferred tax assets	$62,632	$62,069
The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2013 through 2015. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2013 through 2015.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Income Taxes (continued)

The Company acquired federal and state net operating losses as part of the Heritage acquisition. The federal net operating loss acquired totaled $18,321, of which $6,883 remained to be utilized as of December 31, 2016, while state net operating losses totaled $17,168, of which $11,412 remained to be utilized as of December 31, 2016. Both the federal and state net operating losses will expire at various dates beginning in 2031.
The Company expects to utilize the federal and state net operating losses prior to expiration. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the year end December 31, 2016.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, related to federal and state income tax matters as of December 31 is as follows:

	2016	2015	2014
Balance at January 1	$1,485	$2,653	$2,178
Additions based on positions related to current period	25	367	475
Additions based on positions related to prior period	—	—	—
Reductions based on positions related to prior period	—	(201)	—
Settlements	—	(1,334)	—
Reductions due to lapse of statute of limitations	—	—	—
Balance at December 31	$1,510	$1,485	$2,653
If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate for 2016 relative to any tax positions taken prior to January 1, 2016. The Company had accrued $169, $125 and $686 for interest and penalties related to unrecognized tax benefits as of December 31, 2016, 2015 and 2014, respectively.
Note 17 – Investments in Qualified Affordable Housing Projects
(In Thousands)
The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  At December 31, 2016 and December 31, 2015, the Company’s carrying value of QAHPs was $6,331 and $7,666, respectively. The Company has no remaining funding obligations related to the QAHPs.  The investments in QAHPs are being accounted for using the effective yield method. The investments in QAHPs are included in “Other assets” on the Consolidated Balance Sheets.
Components of the Company's investments in qualified affordable housing projects were included in the line item “Income taxes” in the Consolidated Statements of Income for the periods presented:

	Year Ended
	December 31,
	2016	2015
Investment amortization	$1,335	$1,328
Tax credits and other benefits	(1,927)	(1,883)
Total	$(592)	$(555)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 18 – Fair Value Measurements
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 – Fair Value Measurements (continued)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
December 31, 2016
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,158	$—	$2,158
Residential mortgage-backed securities:
Government agency-mortgage backed securities	—	409,317	—	409,317
Government agency collateralized mortgage obligations	—	168,826	—	168,826
Commercial mortgage-backed securities:
Government agency-mortgage backed securities	—	50,863	—	50,863
Government agency collateralized mortgage obligations	—	2,550	—	2,550
Trust preferred securities	—	—	18,389	18,389
Other debt securities	—	22,145	—	22,145
Total securities available for sale	—	655,859	18,389	674,248
Derivative instruments:
Interest rate contracts	—	1,985	—	1,985
Interest rate lock commitments	—	2,643	—	2,643
Forward commitments	—	4,480	—	4,480
Total derivative instruments	—	9,108	—	9,108
Mortgage loans held for sale	—	177,866	—	177,866
Total financial assets	$—	$842,833	$18,389	$861,222
Financial liabilities:
Derivative instruments:
Interest rate swap	$—	$3,410	$—	$3,410
Interest rate contracts	—	1,985	—	1,985
Interest rate lock commitments	—	246	—	246
Forward commitments	—	269	—	269
Total derivative instruments	—	5,910	—	5,910
Total financial liabilities	$—	$5,910	$—	$5,910

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 – Fair Value Measurements (continued)

	Level 1	Level 2	Level 3	Totals
December 31, 2015
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$6,200	$—	$6,200
Residential mortgage-backed securities:
Government agency mortgage-backed securities	—	364,540	—	364,540
Government agency collateralized mortgage obligations	—	168,060	—	168,060
Commercial mortgage-backed securities:
Government agency-mortgage backed securities	—	59,759	—	59,759
Government agency collateralized mortgage obligations	—	5,104	—	5,104
Trust preferred securities	—	—	19,469	19,469
Other debt securities	—	19,333	—	19,333
Other equity securities	—	4,340	—	4,340
Total securities available for sale	—	627,336	19,469	646,805
Derivative instruments:
Interest rate contracts	—	2,544	—	2,544
Interest rate lock commitments	—	4,508	—	4,508
Forward commitments	—	446	—	446
Total derivative instruments	—	7,498	—	7,498
Mortgage loans held for sale	—	225,254	—	225,254
Total financial assets	$—	$860,088	$19,469	$879,557
Financial liabilities:
Derivative instruments:
Interest rate swap	$—	$4,266	$—	$4,266
Interest rate contracts	—	2,544	—	2,544
Forward commitments	—	509	—	509
Total derivative instruments	—	7,319	—	7,319
Total financial liabilities	$—	$7,319	$—	$7,319
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 – Fair Value Measurements (continued)

The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs:

Securities available for sale
Trust preferred securities
Balance at January 1, 2015	$19,756
Realized (gains) losses included in net income, net of premium amortization	(62)
Unrealized gains included in other comprehensive income	1,439
Sales	(1,117)
Issues	—
Settlements	(547)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2015	$19,469
Realized (gains) losses included in net income, net of premium amortization	33
Unrealized gains included in other comprehensive income	(59)
Sales	—
Issues	—
Settlements	(1,054)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2016	$18,389
For 2016 and 2015, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of December 31, 2016 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$18,389	Discounted cash flows	Default rate	0-100%

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 – Fair Value Measurements (continued)

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

	Level 1	Level 2	Level 3	Totals
December 31, 2016
Impaired loans	$—	$—	$4,101	$4,101
OREO	—	—	6,741	6,741
Mortgage servicing rights	—	—	26,302	26,302
Total	$—	$—	$37,144	$37,144

	Level 1	Level 2	Level 3	Totals
December 31, 2015
Impaired loans	$—	$—	$6,508	$6,508
OREO	—	—	12,839	12,839
Total	$—	$—	$19,347	$19,347
The following methods and assumptions are used by the Company to estimate the fair values of the Company’s assets measured on a nonrecurring basis:
Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans that were measured or re-measured at fair value had a carrying value of $4,406 and $7,191 at December 31, 2016 and December 31, 2015, respectively, and a specific reserve for these loans of $305 and $683 was included in the allowance for loan losses for the same periods ended.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	December 31, 2016	December 31, 2015
Carrying amount prior to remeasurement	$8,290	$14,726
Impairment recognized in results of operations	(1,549)	(1,887)
Fair value	$6,741	$12,839
Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at December

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 – Fair Value Measurements (continued)

31, 2016 and December 31, 2015, and $40 in impairment charges were recognized in earnings for the twelve months ended December 31, 2016. There were no impairment charges recognized in earnings in 2015.
The following table presents information as of December 31, 2016 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$4,101	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$6,741	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%
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
Net losses of $4,851 resulting from fair value changes of these mortgage loans were recorded in income during 2016. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2016:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale	$177,866	$175,964	$1,902
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 – Fair Value Measurements (continued)

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2016
Financial assets
Cash and cash equivalents	$306,224	$306,224	$—	$—	$306,224
Securities held to maturity	356,282	—	362,893	—	362,893
Securities available for sale	674,248	—	655,859	18,389	674,248
Mortgage loans held for sale	177,866	—	177,866	—	177,866
Loans, net	6,159,972	—	—	5,989,790	5,989,790
Mortgage servicing rights	26,302	—	—	32,064	32,064
Derivative instruments	9,108	—	9,108	—	9,108
Financial liabilities
Deposits	$7,059,137	$5,438,384	$1,631,027	$—	$7,069,411
Short-term borrowings	109,676	109,676	—	—	109,676
Other long-term borrowings	147	147	—	—	147
Federal Home Loan Bank advances	8,542	—	8,777	—	8,777
Junior subordinated debentures	95,643	—	73,301	—	73,301
Subordinated notes	98,127	—	101,000	—	101,000
Derivative instruments	5,910	—	5,910	—	5,910

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2015
Financial assets
Cash and cash equivalents	$211,571	$211,571	$—	$—	$211,571
Securities held to maturity	458,400	—	473,753	—	473,753
Securities available for sale	646,805	—	627,336	19,469	646,805
Mortgage loans held for sale	225,254	—	225,254	—	225,254
Loans covered under loss-share agreements	93,142	—	—	92,528	92,528
Loans not covered under loss-share agreements, net	5,277,883	—	—	5,208,630	5,208,630
Mortgage servicing rights	29,642	—	—	33,283	33,283
FDIC loss-share indemnification asset	7,149	—	—	7,149	7,149
Derivative instruments	7,498	—	7,498	—	7,498
Financial liabilities
Deposits	$6,218,602	$4,723,312	$1,502,202	$—	$6,225,514
Short-term borrowings	422,279	422,279	—	—	422,279
Other long-term borrowings	192	192	—	—	192
Federal Home Loan Bank advances	52,930	—	56,101	—	56,101
Junior subordinated debentures	95,095	—	78,095	—	78,095
Derivative instruments	7,319	—	7,319	—	7,319

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 – Fair Value Measurements (continued)

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
Loans covered under loss share agreements: The fair value of loans covered under loss share agreements is based on the net present value of future cash proceeds expected to be received using discount rates that are derived from current market rates and reflect the level of interest risk in the covered loans. As discussed in Note 1, “Significant Accounting Policies,” on December 8, 2016, the Bank entered into an agreement with the FDIC that terminated all of the Bank’s loss share agreements; therefore, there were no loans covered under loss share agreements at December 31, 2016.
Loans and Loans not covered under loss share agreements: For variable-rate loans and loans not covered under loss share agreements that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values of fixed-rate loans and loans not covered under loss-share agreements, including mortgages, commercial, agricultural and consumer loans, are estimated using a discounted cash flow analysis based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Due to the termination of the loss share agreements discussed above, all portfolio loans are shown together for the year-ended December 31, 2016.
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
FDIC loss share indemnification asset: The fair value of the FDIC loss share indemnification asset is based on the net present value of future cash flows expected to be received from the FDIC under the provisions of the loss share agreements using a discount rate that is based on current market rates for the underlying covered loans. Current market rates are used in light of the uncertainty of the timing and receipt of the loss share reimbursement from the FDIC. As discussed above, the loss-share agreements were terminated during 2016 and therefore there is no indemnification asset as of December 31, 2016.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 19 – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2016
Securities available for sale:
Unrealized holding losses on securities	$(10,119)	$(3,913)	$(6,206)
Reclassification adjustment for gains realized in net income(1)	(1,186)	(459)	(727)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(99)	(38)	(61)
Total securities available for sale	(11,404)	(4,410)	(6,994)
Derivative instruments:
Unrealized holding gains on derivative instruments	856	329	527
Total derivative instruments	856	329	527
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	51	20	31
Amortization of net actuarial loss recognized in net periodic pension cost(2)	480	178	302
Reclassification adjustment for net settlement gain realized in net income(2)	(383)	(148)	(235)
Total defined benefit pension and post-retirement benefit plans	148	50	98
Total other comprehensive loss	$(10,400)	$(4,031)	$(6,369)
Year Ended December 31, 2015
Securities available for sale:
Unrealized holding losses on securities	$(571)	$(220)	$(351)
Reclassification adjustment for gains realized in net income(1)	(96)	(37)	(59)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(178)	(68)	(110)
Total securities available for sale	(845)	(325)	(520)
Derivative instruments:
Unrealized holding losses on derivative instruments	(420)	(171)	(249)
Total derivative instruments	(420)	(171)	(249)
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the period	(2,393)	(958)	(1,435)
Amortization of net actuarial loss recognized in net periodic pension cost(2)	432	165	267
Total defined benefit pension and post-retirement benefit plans	(1,961)	(793)	(1,168)
Total other comprehensive loss	$(3,226)	$(1,289)	$(1,937)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 19 – Other Comprehensive Income (continued)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2014
Securities available for sale:
Unrealized holding gains on securities	$12,520	$4,789	$7,731
Reclassification adjustment for gains realized in net income(1)	(375)	(143)	(232)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(253)	(97)	(156)
Total securities available for sale	11,892	4,549	7,343
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,627)	(1,005)	(1,622)
Total derivative instruments	(2,627)	(1,005)	(1,622)
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the period	(2,476)	(947)	(1,529)
Amortization of net actuarial loss recognized in net periodic pension cost(2)	296	113	183
Total defined benefit pension and post-retirement benefit plans	(2,180)	(834)	(1,346)
Total other comprehensive income	$7,085	$2,710	$4,375
(1) Included in Net gains on sales of securities in the Consolidated Statements of Income
(2) Included in Salaries and employee benefits in the Consolidated Statements of Income
The accumulated balances for each component of other comprehensive income, net of tax, at December 31 were as follows:

	2016	2015	2014
Unrealized gains on securities	$9,490	$16,500	$17,759
Non-credit related portion of other-than-temporary impairment on securities	(16,719)	(16,735)	(17,474)
Unrealized losses on derivative instruments	(1,355)	(1,882)	(1,633)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,320)	(7,418)	(6,250)
Total accumulated other comprehensive loss	$(15,904)	$(9,535)	$(7,598)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement

Note 20 – Quarterly Results of Operations
(In Thousands, Except Share Data) (Unaudited)
The following table sets forth a summary of the unaudited quarterly results of operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Interest income	$76,259	$84,008	$83,032	$85,840
Interest expense	6,205	6,851	7,301	7,791
Net interest income	70,054	77,157	75,731	78,049
Provision for loan losses	1,800	1,430	2,650	1,650
Noninterest income	33,302	35,586	38,272	30,071
Noninterest expense	69,814	77,259	76,468	71,374
Income before income taxes	31,742	34,054	34,885	35,096
Income taxes	10,526	11,154	11,706	11,461
Net income	$21,216	$22,900	$23,179	$23,635
Basic earnings per share	$0.53	$0.54	$0.55	$0.56
Diluted earnings per share	$0.52	$0.54	$0.55	$0.55

2015
Interest income	$54,166	$56,769	$74,300	$77,788
Interest expense	5,385	5,155	5,688	5,437
Net interest income	48,781	51,614	68,612	72,351
Provision for loan losses	1,075	1,175	750	1,750
Noninterest income	21,870	22,879	32,079	31,442
Noninterest expense	47,319	51,082	75,979	70,734
Income before income taxes	22,257	22,236	23,962	31,309
Income taxes	7,017	6,842	7,742	10,149
Net income	$15,240	$15,394	$16,220	$21,160
Basic earnings per share	$0.48	$0.49	$0.40	$0.53
Diluted earnings per share	$0.48	$0.48	$0.40	$0.52
See Note 2, “Mergers and Acquisitions” above for a discussion of the effect on the Company’s results of operations of its acquisitions of Heritage in the third quarter of 2015 and KeyWorth in the second quarter of 2016.
Note 21 – Net Income Per Common Share
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note 21 – Net Income Per Common Share (continued)

	Year Ended December 31,
	2016	2015	2014
Basic
Net income applicable to common stock	$90,930	$68,014	$59,582
Average common shares outstanding	41,737,636	35,971,877	31,499,498
Net income per common share—basic	$2.18	$1.89	$1.89
Diluted
Net income applicable to common stock	$90,930	$68,014	$59,582
Average common shares outstanding	41,737,636	35,971,877	31,499,498
Effect of dilutive stock-based compensation	251,819	255,562	260,149
Average common shares outstanding—diluted	41,989,455	36,227,439	31,759,647
Net income per common share—diluted	$2.17	$1.88	$1.88
Stock options that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Year Ended
	December 31,
	2016	2015	2014
Number of shares	—	—	109,068
Range of exercise prices	—	—	$29.57 - $30.63
Note 22 – Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk
(In Thousands)
Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2016 were $1,263,059 and $44,086, respectively, compared to $1,131,842 and $37,063, respectively, at December 31, 2015.
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
Note 23 – Restrictions on Cash, Securities, Bank Dividends, Loans or Advances
(In Thousands)
Renasant Bank is required to maintain minimum average balances with the Federal Reserve. At December 31, 2016 and 2015, Renasant Bank’s reserve requirements with the Federal Reserve were $109,044 and $55,237, respectively, with which it was in full compliance.
The Company's balance of FHLB stock, which is carried at amortized cost, at December 31, 2016 and 2015, was $9,589 and $22,839, respectively. The required investment for the same time period was $7,611 and $20,885, respectively.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 23 – Restrictions on Cash, Securities, Bank Dividends, Loans or Advances (continued)

At December 31, 2016, the Bank's earned surplus exceeded the Bank's capital stock by more than ten times. In addition, the FDIC must approve the payment of dividends under certain circumstances.
Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2016, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $87,191. As of December 31, 2016, no loans from the Bank to the Company were outstanding.
Note 24 – Regulatory Matters
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
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%
The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of December 31:

	2016		2015
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$858,850	10.59%	$681,731	9.16%
Common Equity Tier 1 Capital to Risk-Weighted Assets	766,560	11.47%	591,356	9.99%
Tier 1 Capital to Risk-Weighted Assets	858,850	12.86%	681,731	11.51%
Total Capital to Risk-Weighted Assets	1,004,038	15.03%	729,321	12.32%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$824,850	10.20%	$654,830	8.82%
Common Equity Tier 1 Capital to Risk-Weighted Assets	824,850	12.38%	654,830	11.09%
Tier 1 Capital to Risk-Weighted Assets	824,850	12.38%	654,830	11.09%
Total Capital to Risk-Weighted Assets	871,911	13.09%	701,591	11.89%
In July 2013, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”) that call for broad and comprehensive revision of regulatory capital standards for U.S. banking organizations. The Basel III Rules implemented a new common equity Tier 1 minimum capital requirement (“CET1”), a higher minimum Tier 1 capital requirement and other items affecting the calculation of the numerator of a banking organization’s risk-based capital ratios. Additionally, the Basel III Rules apply limits to a banking organization’s capital distributions and certain discretionary bonus

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 24 – Regulatory Matters (continued)

payments if the banking organization does not hold a specified amount of CET1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.
The CET1 capital ratio includes common equity as defined under GAAP and does not include any other type of non-common equity under GAAP. Banks must now maintain CET1 capital of 4.5% of average assets, Tier 1 capital of 6% of average assets and total capital of 8% of risk-weighted assets to be categorized as adequately capitalized.
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
The calculation of risk-weighted assets in the denominator of the Basel III capital ratios has been adjusted to reflect the higher risk nature of certain types of loans. Specifically, as applicable to the Company and Renasant Bank:
— Residential mortgages: Replaced the current 50% risk weight for performing residential first-lien mortgages and a 100% risk-weight for all other mortgages with a risk weight of between 35% and 200% determined by the mortgage’s loan-to-value ratio and whether the mortgage falls into one of two categories based on eight criteria that include the term, use of negative amortization and balloon payments, certain rate increases and documented and verified borrower income.
— Commercial mortgages: Replaced the current 100% risk weight with a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.
— Nonperforming loans: Replaced the current 100% risk weight with a 150% risk weight for loans, other than residential mortgages, that are 90 days past due or on nonaccrual status.
The Final Rules also introduced a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the Final Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. It is not expected that the countercyclical capital buffer will be applicable to Renasant Corporation or Renasant Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a 4-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
Note 25 – Segment Reporting
(In Thousands)
The operations of the Company’s reportable segments are described as follows:

•
The Community Banks segment delivers a complete range of banking and financial services to individuals and small to medium-size businesses including checking and savings accounts, business and personal loans, equipment leasing, as well as safe deposit and night depository facilities.

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

In order to give the Company’s divisional management a more precise indication of the income and expenses they can control, the results of operations for the Community Banks, the Insurance and the Wealth Management segments reflect the direct revenues and expenses of each respective segment. Indirect revenues and expenses, including but not limited to income from the Company’s investment portfolio, as well as certain costs associated with data processing and back office functions, primarily support the operations of the community banks and, therefore, are included in the results of the Community Banks segment. Included in “Other”

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 25 – Segment Reporting (continued)

are the operations of the holding company and other eliminations which are necessary for purposes of reconciling to the consolidated amounts.
The following table provides financial information for the Company’s operating segments as of and for the years ended December 31, 2016, 2015 and 2014:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
2016
Net interest income	$305,583	$350	$1,846	$(6,788)	$300,991
Provision for loan losses	7,530	—	—	—	7,530
Noninterest income	114,615	10,074	12,354	372	137,415
Noninterest expense	276,260	6,873	11,099	867	295,099
Income before income taxes	136,408	3,551	3,101	(7,283)	135,777
Income taxes	46,352	1,385	—	(2,890)	44,847
Net income (loss)	$90,056	$2,166	$3,101	$(4,393)	$90,930
Total assets	$8,602,022	$23,693	$54,857	$19,279	$8,699,851
Goodwill	467,767	2,767	—	—	470,534
2015
Net interest income	$244,242	$311	$1,688	$(4,883)	$241,358
Provision for loan losses	4,752	—	(2)	—	4,750
Noninterest income	88,498	9,340	10,559	(127)	108,270
Noninterest expense	228,248	6,900	9,130	836	245,114
Income before income taxes	99,740	2,751	3,119	(5,846)	99,764
Income taxes	32,941	1,078	—	(2,269)	31,750
Net income (loss)	$66,799	$1,673	$3,119	$(3,577)	$68,014
Total assets	$7,833,084	$22,550	$46,035	$24,827	$7,926,496
Goodwill	443,104	2,767	—	—	445,871
2014
Net interest income	$205,353	$237	$1,332	$(4,440)	$202,482
Provision for loan losses	6,249	—	(82)	—	6,167
Noninterest income	61,973	9,055	8,997	484	80,509
Noninterest expense	175,660	6,441	8,111	725	190,937
Income before income taxes	85,417	2,851	2,300	(4,681)	85,887
Income taxes	27,037	1,114	—	(1,846)	26,305
Net income (loss)	$58,380	$1,737	$2,300	$(2,835)	$59,582
Total assets	$5,720,995	$20,472	$44,275	$19,387	$5,805,129
Goodwill	271,939	2,767	—	—	274,706

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 26 – Renasant Corporation (Parent Company Only) Condensed Financial Information
(In Thousands)
Balance Sheets

	December 31,
	2016	2015
Assets
Cash and cash equivalents(1)	$121,233	$11,107
Investments	4,327	9,711
Investment in bank subsidiary(2)	1,291,686	1,101,580
Accrued interest receivable on bank balances(2)	5	5
Intercompany receivable(2)	2,771	2,450
Other assets	11,508	10,560
Total assets	$1,431,530	$1,135,413
Liabilities and shareholders’ equity
Junior subordinated debentures	$95,643	$95,095
Subordinated notes	98,127	—
Other liabilities	4,877	3,500
Shareholders’ equity	1,232,883	1,036,818
Total liabilities and shareholders’ equity	$1,431,530	$1,135,413

(1)	Eliminates in consolidation, with the exception of $1,970 pledged for collateral and held at non-subsidiary bank in 2015

(2)	Eliminates in consolidation
Statements of Income

	Year Ended December 31,
	2016	2015	2014
Income
Dividends from bank subsidiary(1)	$29,733	$24,557	$21,518
Interest income from bank subsidiary(1)	8	7	8
Other dividends	469	266	749
Other income	1,275	58	71
Total income	31,485	24,888	22,346
Expenses	9,036	6,823	5,513
Income before income tax benefit and equity in undistributed net income of bank subsidiary	22,449	18,065	16,833
Income tax benefit	(2,890)	(2,521)	(1,846)
Equity in undistributed net income of bank subsidiary(1)	65,591	47,428	40,903
Net income	$90,930	$68,014	$59,582

(1)	Eliminates in consolidation

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 26 - Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$90,930	$68,014	$59,582
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(1,186)	—	(375)
Equity in undistributed net income of bank subsidiary	(65,591)	(47,428)	(40,903)
Amortization/depreciation/accretion	560	579	385
(Increase) decrease in other assets	(556)	(1,377)	1,345
Increase in other liabilities	564	1,088	2,591
Net cash provided by operating activities	24,721	20,876	22,625
Investing activities
Purchases of securities held to maturity and available for sale	(1,380)	(2,183)	(1,781)
Sales and maturities of securities held to maturity and available for sale	6,101	1,089	1,142
Investment in subsidiaries	(75,000)	—	—
Net cash received in acquisition	—	5,292	—
Other investing activities	—	—	(64)
Net cash (used in) provided by investing activities	(70,279)	4,198	(703)
Financing activities
Cash paid for dividends	(29,734)	(24,557)	(21,518)
Cash received on exercise of stock-based compensation	415	102	401
Excess tax benefits from exercise of stock options	2,771	520	940
Repayments of advances from bank subsidiary	—	—	(1,500)
Proceeds from issuance of long-term debt	98,127	—	—
Proceeds from equity offering	84,105	—	—
Net cash provided by (used in) financing activities	155,684	(23,935)	(21,677)
Increase in cash and cash equivalents	110,126	1,139	245
Cash and cash equivalents at beginning of year	11,107	9,968	9,723
Cash and cash equivalents at end of year	$121,233	$11,107	$9,968
Note 27 – Subsequent Events
(In Thousands)
Merger with Metropolitan BancGroup, Inc.
On January 17, 2017, the Company and Metropolitan BancGroup, Inc. (“Metropolitan”), the parent company of Metropolitan Bank, jointly announced the signing of a definitive merger agreement pursuant to which the Company will acquire Metropolitan in an all-stock merger in a transaction valued at approximately $190,200. Under the terms of the agreement, Metropolitan will be merged with and into Renasant, and Renasant will be the surviving corporation. Immediately after the merger of Metropolitan with and into Renasant, Metropolitan Bank will merge with and into Renasant Bank, with Renasant Bank continuing as the surviving bank corporation in the merger.
According to the terms of the merger agreement, each Metropolitan common shareholder will have the right to receive 0.6066 shares of Renasant common stock for each share of Metropolitan common stock, and the merger is expected to qualify as a tax-free reorganization for Metropolitan shareholders.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 27 – Subsequent Events (continued)

Metropolitan operates eight offices in Nashville and Memphis, Tennessee and the Jackson, MS MSA and as of December 31, 2016, had approximately $1,156,000 in total assets, which included approximately $917,600 in total loans, and approximately$887,600 in total deposits.
The acquisition is expected to close in the third quarter of 2017 and is subject to regulatory approval, Metropolitan shareholder approval, and other customary conditions set forth in the merger agreement.
Redemption of Junior Subordinated Debentures - Heritage Financial Statutory Trust I
On February 22, 2017, the Company redeemed the Heritage Financial Statutory Trust I junior subordinated debentures. The debentures were redeemed for an aggregate amount of $10,520, which included the principal amount of $10,310 and a prepayment penalty of $210. Prior to the redemption, the Company obtained all required board and regulatory approval.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based upon their evaluation as of December 31, 2016, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
The information appearing under the heading “Executive Officers” in the Company’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders is incorporated herein by reference.
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
Directors of the Company, Shareholder Recommendations of Director Candidates, Audit Committee Members and Section 16(a) Beneficial Ownership Reporting Compliance
The information appearing under the headings “Board of Directors” and “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information appearing under the headings “Board of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Tables” in the Company’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders is incorporated herein by reference.
The table below includes information as of December 31, 2016 about the Company’s equity compensation plans, both approved and not approved by the Company’s shareholders. These plans and arrangements are:
Shareholder-Approved Plans: As of December 31, 2016, the Company’s shareholder-approved equity compensation plans are as follows:

•
Renasant Corporation 2011 Long-Term Incentive Compensation Plan. Under this plan, a total of 1,737,600 shares of Company common stock are reserved for issuance; as of December 31, 2016, an aggregate of 1,183,232 shares of common stock remained available; and options to purchase an aggregate of 80,875 shares of common stock were outstanding.

•
Renasant Corporation 2001 Long-Term Incentive Plan. This plan expired on October 8, 2011, and no further grants or other awards may be made under the plan. As of December 31, 2016, options to purchase an aggregate of 104,750 shares of Company common stock remained outstanding.

Non-Shareholder Approved Plans and Arrangements: As of December 31, 2016, there was one equity-compensation plan that was not approved by the Company’s shareholders:

•
Under the Company’s Deferred Stock Unit Plan, an aggregate of 317,500 shares of Company common stock were reserved for issuance under the plan; as of December 31, 2016, units representing an aggregate of 228,647 shares of common stock were allocated to accounts, some of which has been distributed in the form of common stock.

Equity Compensation Plan Information at December 31, 2016
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	185,625	$15.97	1,183,232
Equity compensation plans not approved by security holders	—	—	88,853
Total	185,625	$15.97	1,272,085
(1) Does not take into account units allocated under the Deferred Stock Unit Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the heading “Board of Directors” in the Company’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing under the heading “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2016, 2015 and 2014 are included in Part II, Item 8, Financial Statements and Supplementary Data:

(i)	Report on Management’s Assessment of Internal Control over Financial Reporting
(ii)	Reports of Independent Registered Public Accounting Firm
(iii)	Consolidated Balance Sheets – December 31, 2016 and 2015
(iv)	Consolidated Statements of Income – Years ended December 31, 2016, 2015 and 2014
(v)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2016, 2015 and 2014
(vi)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2016, 2015 and 2014
(vii)	Consolidated Statements of Cash Flows – Years ended December 31, 2016, 2015 and 2014
(viii)	Notes to Consolidated Financial Statements

(a) - (2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes thereto.

(a) - (3) Exhibits required by Item 601 of Regulation S-K

(2)(i)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, First M&F Corporation and Merchants and Farmers Bank dated as of February 6, 2013, as amended(1)

(2)(ii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Heritage Financial Group, Inc. and HeritageBank of the South dated as of December 10, 2014(2)

(2)(iii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank and KeyWorth Bank dated as of October 20, 2015(3)

(2)(iv)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Metropolitan BancGroup, Inc. and Metropolitan Bank dated as of January 17, 2017(4)

(3)(i)	Articles of Incorporation of the Company, as amended(5)

(3)(ii)	Restated Bylaws of the Company, as amended (6)

(4)(i)	Articles of Incorporation of the Company, as amended(5)

(4)(ii)	Restated Bylaws of the Company, as amended (6)

(4)(iii)	Subordinated Indenture dated August 22, 2016 between Renasant Corporation and Wilmington Trust, National Association(7)

(4)(iv)	First Supplemental Indenture dated August 22, 2016 between Renasant Corporation and Wilmington Trust, National Association(8)

(4)(v)	Second Supplemental Indenture dated August 22, 2016 between Renasant Corporation and Wilmington Trust, National Association(9)

(4)(vi)	Form of 5.0% Fixed-to-Floating Subordinated Note due 2026 (including in exhibit (4)(iv))

(4)(vii)	Form of 5.50% Fixed-to-Floating Subordinated Note due 2031 (including in exhibit (4)(v))

(10)(i)	The Peoples Holding Company 2001 Long-Term Incentive Plan, as amended*(10)

(10)(ii)	Renasant Corporation Deferred Stock Unit Plan, as amended*(11)

(10)(v)	Description of Performance Based Rewards Bonus Plan*(12)

(10)(vi)	Renasant Bank Executive Deferred Income Plan, as amended*(13)

(10)(vii)	Renasant Bank Directors’ Deferred Fee Plan, as amended*(14)

(10)(viii)	Employment Agreement dated as of June 29, 2007 by and between R. Rick Hart and Renasant Corporation, as amended.*(15)

(10)(ix)	Termination and Release Agreement dated as of June 29, 2007 by and among R. Rick Hart, Capital Bancorp, Inc., Capital Bank & Trust Company and Renasant Corporation.*(16)

(10)(x)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated August 20, 2003 for R. Rick Hart, executed June 29, 2007.*(17)

(10)(xi)	Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for R. Rick Hart, executed June 29, 2007.*(18)

(10)(xii)	Supplemental Agreement to the Capital Bancorp, Inc. 2001 Stock Option Plan for R. Rick Hart, executed June 29, 2007.*(19)

(10)(xiii)	Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. 2001 Stock Option Plan*(20)

(10)(xiv)	Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. Director Deferred Stock Compensation Plan*(21)

(10)(xv)	Executive Employment Agreement dated January 2, 2008 by and between E. Robinson McGraw and Renasant Corporation*(22)

(10)(xvi)	Renasant Corporation Severance Pay Plan*(23)

(10)(xvii)	The Renasant Corporation 2011 Long-Term Incentive Compensation Plan, as amended*(24)

(10)(xviii)	Renasant Corporation M&F Legacy Option Plan*(25)

(10)(xix)
Executive Employment Agreement dated December 10, 2014 by and between Heritage Financial Group, Inc. and O. Leonard Dorminey, as assumed by Renasant Corporation pursuant to that certain Assumption Agreement dated as of June 26, 2015 by and between Renasant Corporation and O. Leonard Dorminey* (26)

(10)(xx)	Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and Kevin D. Chapman*(27)

(10)(xxi)	Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and C. Mitchell Waycaster*(28)

(10)(xxii)	Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and Michael D. Ross(29)

(10)(xxiii)
Termination Agreement among the Federal Deposit Insurance Corporation (the “FDIC”), in its capacity as receiver of each of Crescent Bank & Trust Company, Jasper, Georgia, American Trust Bank, Roswell, Georgia, Citizens Bank of Effingham, Springfield, Georgia, and First Southern National Bank, Statesboro, Georgia, the FDIC and Renasant Bank, dated as of December 8, 2016(30)

(10)(xxiv)	Separation Agreement between Renasant Corporation and Michael D. Ross*(31)

(12)	Ratio of Earnings to Fixed Charges

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
(1)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 11, 2013 and incorporated herein by reference.
(2)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on December 15, 2014 and incorporated herein by reference.
(3)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on October 23, 2015 and incorporated herein by reference.
(4)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 19, 2017 and incorporated herein by reference.
(5)	Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 10, 2016 and incorporated herein by reference.
(6)
Filed as exhibit 3.2 to the Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-208753) filed with the Securities and Exchange Commission on January 29, 2016 and incorporated herein by reference.

(7)	Filed as exhibit 4.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on August 22, 2016 and incorporated herein by reference.
(8)	Filed as exhibit 4.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on August 22, 2016 and incorporated herein by reference.
(9)	Filed as exhibit 4.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on August 22, 2016 and incorporated herein by reference.
(10)
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

(11)
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
(13)
Filed as exhibit 99.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 5, 2007, and, as to the first amendment of the plan, as exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009, each of which is incorporated herein by reference, and, as to the subsequent amendment of the plan, as exhibit 10.1 attached hereto.

(14)
Filed as exhibit 99.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 5, 2007, and, as to the first amendment of the plan, as exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009, each of which is incorporated herein by reference, and, as to the subsequent amendment of the plan, as exhibit 10.2 attached hereto.

(15)
Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007, and, as to the amendment to the employment agreement, as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 7, 2012, each of which is incorporated herein by reference.

(16)	Filed as exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(17)	Filed as exhibit 10.5 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.

(18)	Filed as exhibit 10.6 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(19)	Filed as exhibit 10.9 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 6, 2007 and incorporated herein by reference.
(20)
Filed as exhibit 99.1 to the Form S-8 Registration Statement of the Company (File No. 333-144694) filed with the Securities and Exchange Commission on July 19, 2007 and incorporated herein by reference.

(21)
Filed as exhibit 99.2 to the Form S-8 Registration Statement of the Company (File No. 333-144694) filed with the Securities and Exchange Commission on July 19, 2007 and incorporated herein by reference.

(22)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 7, 2008 and incorporated herein by reference.
(23)	Filed as exhibit 10.5 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 17, 2009 and incorporated herein by reference.
(24)
Filed as Exhibit A to the Definitive Proxy Statement of the Company (File No. 001-13253) filed with the Securities and Exchange Commission on March 17, 2016 and incorporated herein by reference and , as to the subsequent amendment of the plan, attached as exhibit 10.3 hereto.

(25)	Filed as exhibit 10(i) to the Form 10-Q of the Company filed with the Securities and Exchange Commission on November 8, 2013 and incorporated herein by reference.
(26)	Filed as exhibits 10(i) and 10(ii), respectively, to the Form 10-Q of the Company filed with the Securities and Exchange Commission on August 7, 2015 and incorporated herein by reference.
(27)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 13, 2016 and incorporated herein by reference.
(28)	Filed as exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 13, 2016 and incorporated herein by reference.
(29)	Filed as exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 13, 2016 and incorporated herein by reference.
(30)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on December 9, 2016 and incorporated herein by reference.
(31)	Filed as exhibit 10.1 to the Form 8-K/A of the Company filed with the Securities and Exchange Commission on February 8, 2017 and incorporated herein by reference.

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

RENASANT CORPORATION

Date:	February 27, 2017	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 27, 2017	by:	/s/ George H. Booth, II
George H. Booth, II
Director

Date:	February 27, 2017	by:	/s/ Frank B. Brooks
Frank B. Brooks
Director

Date:	February 27, 2017	by:	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 27, 2017	by:	/s/ Hollis C. Cheek
Hollis C. Cheek
Director

Date:	February 27, 2017	by:	/s/ John M. Creekmore
John M. Creekmore
Vice Chairman of the Board and Director

Date:	February 27, 2017	by:	/s/ Albert J. Dale, III
Albert J. Dale, III
Director

Date:	February 27, 2017	by:	/s/ Jill V. Deer
Jill V. Deer
Director

Date:	February 27, 2017	by:	/s/ Marshall H. Dickerson
Marshall H. Dickerson
Director

S-1

Date:	February 27, 2017	by:	/s/ John T. Foy
John T. Foy
Director

Date:	February 27, 2017	by:	/s/ R. Rick Hart
R. Rick Hart
Executive Vice President and Director

Date:	February 27, 2017	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date:	February 27, 2017	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date:	February 27, 2017	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
and Chief Executive Officer
(Principal Executive Officer)

Date:	February 27, 2017	by:	/s/ J. Niles McNeel
J. Niles McNeel
Director

Date:	February 27, 2017	by:	/s/ Hugh S. Potts, Jr.
Hugh S. Potts, Jr.
Director

Date:	February 27, 2017	by:	/s/ Fred F. Sharpe
Fred F. Sharpe
Director

Date:	February 27, 2017	by:	/s/ Michael D. Shmerling
Michael D. Shmerling
Director

S-2

EXHIBIT INDEX

Exhibit Number	Description

(10.1)	Amendment to Renasant Corporation Executive Deferred Income Plan dated as of December 22, 2016

(10.2)	Amendment to Renasant Corporation Directors’ Deferred Fee Plan dated as of December 22, 2016

(10.3)	Amendment No. 3 to Renasant Corporation Long-Term Incentive Compensation Plan dated as of December 20, 2016

(12)	Ratio of Earnings to Fixed Charges

(21)	Subsidiaries of the Registrant

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.