Form 10-Q
period 2017-03-31
RENASANT CORP
filed 2017-05-10
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2017, 44,396,150 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2017

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$119,985	$160,570
Interest-bearing balances with banks	250,759	145,654
Cash and cash equivalents	370,744	306,224
Securities held to maturity (fair value of $357,216 and $362,893, respectively)	347,977	356,282
Securities available for sale, at fair value	696,885	674,248
Mortgage loans held for sale, at fair value	158,619	177,866
Loans, net of unearned income:
Non purchased loans and leases	4,834,085	4,713,572
Purchased loans	1,401,720	1,489,137
Total loans, net of unearned income	6,235,805	6,202,709
Allowance for loan losses	(42,923)	(42,737)
Loans, net	6,192,882	6,159,972
Premises and equipment, net	179,930	179,223
Other real estate owned:
Non purchased	5,056	5,929
Purchased	16,266	17,370
Total other real estate owned, net	21,322	23,299
Goodwill	470,534	470,534
Other intangible assets, net	22,511	24,074
Bank-owned life insurance	153,309	152,305
Mortgage servicing rights	28,776	26,302
Other assets	121,222	149,522
Total assets	$8,764,711	$8,699,851
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$1,579,581	$1,561,357
Interest-bearing	5,651,269	5,497,780
Total deposits	7,230,850	7,059,137
Short-term borrowings	9,955	109,676
Long-term debt	192,051	202,459
Other liabilities	80,790	95,696
Total liabilities	7,513,646	7,466,968
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 45,107,066 shares issued; 44,394,707 and 44,332,273 shares outstanding, respectively	225,535	225,535
Treasury stock, at cost	(20,786)	(21,692)
Additional paid-in capital	705,748	707,408
Retained earnings	353,478	337,536
Accumulated other comprehensive loss, net of taxes	(12,910)	(15,904)
Total shareholders’ equity	1,251,065	1,232,883
Total liabilities and shareholders’ equity	$8,764,711	$8,699,851
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended
	March 31,
	2017	2016
Interest income
Loans	$74,407	$69,237
Securities
Taxable	4,352	4,462
Tax-exempt	2,574	2,488
Other	556	72
Total interest income	81,889	76,259
Interest expense
Deposits	5,149	3,960
Borrowings	2,725	2,245
Total interest expense	7,874	6,205
Net interest income	74,015	70,054
Provision for loan losses	1,500	1,800
Net interest income after provision for loan losses	72,515	68,254
Noninterest income
Service charges on deposit accounts	7,931	7,991
Fees and commissions	5,199	4,243
Insurance commissions	1,860	1,962
Wealth management revenue	2,884	2,891
Mortgage banking income	10,504	11,915
Net loss on sales of securities	—	(71)
BOLI income	1,113	954
Other	2,530	3,417
Total noninterest income	32,021	33,302
Noninterest expense
Salaries and employee benefits	42,209	42,393
Data processing	4,234	4,158
Net occupancy and equipment	9,319	8,224
Other real estate owned	532	957
Professional fees	2,067	1,214
Advertising and public relations	1,592	1,637
Intangible amortization	1,563	1,697
Communications	1,863	2,171
Extinguishment of debt	205	—
Merger and conversion related expenses	345	948
Other	5,380	6,415
Total noninterest expense	69,309	69,814
Income before income taxes	35,227	31,742
Income taxes	11,255	10,526
Net income	$23,972	$21,216
Basic earnings per share	$0.54	$0.53
Diluted earnings per share	$0.54	$0.52
Cash dividends per common share	$0.18	$0.17
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended
	March 31,
	2017	2016
Net income	$23,972	$21,216
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains on securities	2,907	3,107
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(151)	(20)
Total securities	2,756	3,087
Derivative instruments:
Unrealized holding gains (losses) on derivative instruments	169	(1,266)
Total derivative instruments	169	(1,266)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	69	72
Total defined benefit pension and post-retirement benefit plans	69	72
Other comprehensive income, net of tax	2,994	1,893
Comprehensive income	$26,966	$23,109

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$23,972	$21,216
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,500	1,800
Depreciation, amortization and accretion	11,566	739
Deferred income tax expense	3,946	2,832
Funding of mortgage loans held for sale	(318,144)	(458,500)
Proceeds from sales of mortgage loans held for sale	343,945	391,552
Gains on sales of mortgage loans held for sale	(6,554)	(5,847)
Losses on sales of securities	—	71
Penalty on extinguishment of debt	205	—
Losses on sales of premises and equipment	512	5
Stock-based compensation	1,174	859
Decrease in FDIC loss-share indemnification asset, net of accretion	—	1,067
Decrease in other assets	18,882	11,827
Decrease in other liabilities	(14,662)	(8,298)
Net cash provided by (used in) operating activities	66,342	(40,677)
Investing activities
Purchases of securities available for sale	(52,683)	(32,396)
Proceeds from sales of securities available for sale	2,946	4
Proceeds from call/maturities of securities available for sale	30,800	29,803
Purchases of securities held to maturity	—	(5,785)
Proceeds from call/maturities of securities held to maturity	7,710	15,193
Net increase in loans	(43,182)	(157,198)
Purchases of premises and equipment	(4,441)	(2,656)
Proceeds from sales of premises and equipment	13	—
Proceeds from sales of other assets	5,307	3,611
Net cash used in investing activities	(53,530)	(149,424)
Financing activities
Net increase in noninterest-bearing deposits	18,224	106,166
Net increase in interest-bearing deposits	154,001	106,105
Net decrease in short-term borrowings	(99,721)	(8,024)
Repayment of long-term debt	(10,790)	(938)
Cash paid for dividends	(8,030)	(6,892)
Net stock-based compensation transactions	(1,976)	382
Excess tax benefit from stock-based compensation	—	214
Net cash provided by financing activities	51,708	197,013
Net increase in cash and cash equivalents	64,520	6,912
Cash and cash equivalents at beginning of period	306,224	211,571
Cash and cash equivalents at end of period	$370,744	$218,483
Supplemental disclosures
Cash paid for interest	$9,635	$6,297
Cash paid for income taxes	$7,181	$5,460
Noncash transactions:
Transfers of loans to other real estate owned	$3,168	$1,954
Financed sales of other real estate owned	$237	$92
Transfers of loans held for sale to loan portfolio	$—	$6,610

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies
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
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 28, 2017.
Business Combinations: The Company completed its acquisition of KeyWorth Bank ("KeyWorth") on April 1, 2016. The acquired institution's financial condition and results of operations are included in the Company's financial condition and results of operations as of the acquisition date.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements. The Company has determined that no significant events occurred after March 31, 2017 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Impact of Recently-Issued Accounting Standards and Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this standard to annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact, if any, ASU 2014-09 will have on its financial position, results of operations, and its financial statement disclosures.
In January 2016, FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 revises the accounting for the classification and measurement of investments in equity securities and revises the presentation of certain fair value changes for financial liabilities measured at fair value. For equity securities, the guidance in ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income. For financial liabilities that are measured at fair value in accordance with the fair value option, the guidance requires presenting, in other comprehensive income, the change in fair value that relates to a change in instrument-specific credit risk. ASU 2016-01 also eliminates the disclosure assumptions used to estimate fair value for financial instruments measured at amortized cost and requires disclosure of an exit price notion in determining the fair value of financial instruments measured at amortized cost. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017. The Company is evaluating the impact, if any, that ASU 2016-01 will have on its financial position, results of operations, and its financial statement disclosures.
In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 amends the accounting model and disclosure requirements for leases.  The current accounting model for leases distinguishes between capital leases, which are recognized on-balance sheet, and operating leases, which are not.  Under the new standard, the lease classifications are defined as finance leases, which are similar to capital leases under current U.S. GAAP, and operating leases.  Further, a lessee will recognize a lease liability and a right-of-use asset for all leases with a term greater than 12 months on its balance sheet regardless of the lease’s classification, which may significantly increase reported assets and liabilities.  The accounting model and disclosure requirements for lessors remains substantially unchanged from current U.S. GAAP.  ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact ASU 2016-02 will have on its financial position, results of operations, and other financial statement disclosures, and the expected results include the recognition of leased assets and related lease liabilities on the balance sheet, along with leasehold amortization and interest expense recognized in the statement of income.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  ASU 2016-09 is intended to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes. The Company adopted ASU 2016-09 beginning January 1, 2017 and, as a result recognized as income tax expense in the Company's consolidated statement of income for the three months ended March 31, 2017 an excess tax benefit realized from the exercise of stock options and vesting of restricted stock. Furthermore, the presentation of certain elements of share-based payment transactions in the Company's consolidated statements of cash flows was updated to comply with the standard update.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The update will significantly change the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset's remaining life. The FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model would include loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. For public companies, this update becomes effective for interim and annual periods beginning after December 15, 2019. The Company has formed an implementation committee comprised of both accounting and credit employees to guide Renasant Bank through the implementation of ASU 2016-13. Currently, this committee is gaining an understanding of the potential impact of the CECL model, reviewing the model requirements and ensuring data integrity across all reporting systems. The Company has also engaged consulting firms and software providers to assist in evaluating the varying approaches to the implementation of the CECL model.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows, including (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. For public companies, this amendment becomes effective for interim and annual periods beginning after December 15, 2017. The ASU only impacts the presentation of specific items within the Statement of Cash Flows and is not expected to have a material impact to the Company.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business” (“ASU 2017-01”) that changes the definition of a business when evaluating whether transactions should be accounted for as the acquisition of assets or the acquisition of a business.  ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the assets acquired are concentrated in a single asset or a group of similar identifiable assets; if so, the acquired assets or group of similar identifiable assets is not considered a business.  In addition, the guidance requires that to be considered a business, the acquired assets must include an input and a substantive process that together significantly contribute to the ability to create output. The ASU removes the evaluation of whether a market participant could replace any of the missing elements.  ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017 and is not expected to have a material impact on the Company’s financial statements.
In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323) Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings” (“ASU 2017-03”), that provides guidance on additional qualitative disclosures required when the impact that the adoption of ASU 2014-09, ASU 2016-02 and ASU 2016-13 will have on a registrant's financial statements cannot reasonably be estimated by a registrant. ASU 2017-03 was effective when issued and the appropriate disclosures have been added where necessary.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350)” (“ASU 2017-04”). ASU 2017-04 will amend and simplify current goodwill impairment testing by eliminating certain testing under the current provisions.

Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for interim and annual periods beginning after December 15, 2019 and is not expected to have a significant impact on the Company’s financial statements.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). ASU 2017-07 requires employers to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. These amendments also allow only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 will be effective for interim and annual periods beginning after December 15, 2017.  The Company is evaluating the effect that ASU 2017-07 will have on its financial position, results of operations and its financial statement disclosures.
In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). ASU 2017-08 requires the amortization period for certain callable debt securities held at a premium to be the earliest call date. ASU 2017-08 will be effective for interim and annual periods beginning after December 15, 2018.  The Company is evaluating the effect that ASU 2017-08 will have on its financial position, results of operations and its financial statement disclosures.
Note 2 – Mergers and Acquisitions
(In Thousands, Except Share Data)
Merger with Metropolitan BancGroup, Inc.
On January 17, 2017, the Company and Metropolitan BancGroup, Inc. (“Metropolitan”), the parent company of Metropolitan Bank, jointly announced the signing of a definitive merger agreement pursuant to which the Company will acquire Metropolitan in an all-stock merger. Under the terms of the agreement, Metropolitan will be merged with and into Renasant, and Renasant will be the surviving corporation. Immediately after the merger of Metropolitan with and into Renasant, Metropolitan Bank will merge with and into Renasant Bank, with Renasant Bank continuing as the surviving banking corporation in the merger.
According to the terms of the merger agreement, each Metropolitan common shareholder will have the right to receive 0.6066 shares of Renasant common stock for each share of Metropolitan common stock, and the merger is expected to qualify as a tax-free reorganization for Metropolitan shareholders.
Metropolitan operates eight offices in Nashville and Memphis, Tennessee and the Jackson, Mississippi MSA and as of March 31, 2017, had approximately $1,164,500 in total assets, which included approximately $929,700 in total loans, and approximately $945,100 in total deposits.
The Company has received all federal bank regulatory approvals, including approval from the Federal Deposit Insurance Corporation, necessary to complete the proposed acquisition of Metropolitan. Subject to the approval by the shareholders of Metropolitan and the satisfaction of other customary closing conditions contained in the merger agreement, the acquisition is expected to be completed in the third quarter of 2017.

Acquisition of KeyWorth Bank
Effective April 1, 2016, the Company completed its acquisition of KeyWorth in a transaction valued at approximately $58,884. The Company issued 1,680,021 shares of common stock and paid approximately $3,594 to KeyWorth stock option and warrant holders for 100% of the voting equity interest in KeyWorth. At closing, KeyWorth merged with and into Renasant Bank, with Renasant Bank the surviving banking corporation in the merger.

As a result of the KeyWorth acquisition, the Company acquired total assets with a fair value of $415,232, total loans with a fair value of $272,330 and total deposits with a fair value of $348,961, and six banking locations in the Atlanta metropolitan area.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities
(In Thousands, Except Number of Securities)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Obligations of other U.S. Government agencies and corporations	$12,602	$4	$(137)	$12,469
Obligations of states and political subdivisions	335,375	10,299	(927)	344,747
	$347,977	$10,303	$(1,064)	$357,216
December 31, 2016
Obligations of other U.S. Government agencies and corporations	$14,101	$4	$(187)	$13,918
Obligations of states and political subdivisions	342,181	8,572	(1,778)	348,975
	$356,282	$8,576	$(1,965)	$362,893

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Obligations of other U.S. Government agencies and corporations	$2,060	$89	$—	$2,149
Residential mortgage backed securities:
Government agency mortgage backed securities	412,710	2,710	(4,165)	411,255
Government agency collateralized mortgage obligations	192,294	879	(2,787)	190,386
Commercial mortgage backed securities:
Government agency mortgage backed securities	50,397	777	(302)	50,872
Government agency collateralized mortgage obligations	1,756	1	(13)	1,744
Trust preferred securities	22,646	—	(4,823)	17,823
Other debt securities	22,442	354	(140)	22,656
	$704,305	$4,810	$(12,230)	$696,885

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Obligations of other U.S. Government agencies and corporations	$2,066	$92	$—	$2,158
Residential mortgage backed securities:
Government agency mortgage backed securities	414,019	1,941	(6,643)	409,317
Government agency collateralized mortgage obligations	171,362	831	(3,367)	168,826
Commercial mortgage backed securities:
Government agency mortgage backed securities	50,628	696	(461)	50,863
Government agency collateralized mortgage obligations	2,528	38	(16)	2,550
Trust preferred securities	23,749	—	(5,360)	18,389
Other debt securities	22,053	310	(218)	22,145
	$686,405	$3,908	$(16,065)	$674,248

During the first quarter of 2017, the Company sold residential mortgage backed securities with a carrying value of $2,946 at the time of sale for net proceeds of $2,946 resulting in no gain or loss on the sale. During the same time period in 2016, the Company sold an "other equity security" with a carrying value of $75 at the time of sale for net proceeds of $4 resulting in a loss of $71.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Gross realized gains on sales of securities available for sale for the three months ended March 31, 2017 and 2016, respectively, were as follows:

	Three Months Ended
	March 31,
	2017	2016
Gross gains on sales of securities available for sale	$—	$—
Gross losses on sales of securities available for sale	—	(71)
Losses on sales of securities available for sale, net	$—	$(71)

At March 31, 2017 and December 31, 2016, securities with a carrying value of $654,378 and $642,447, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $21,466 and $24,426 were pledged as collateral for short-term borrowings and derivative instruments at March 31, 2017 and December 31, 2016, respectively.
The amortized cost and fair value of securities at March 31, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$14,742	$14,860	$—	$—
Due after one year through five years	107,452	110,966	2,060	2,148
Due after five years through ten years	128,319	130,878	2,043	2,071
Due after ten years	97,464	100,512	22,646	17,823
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	412,710	411,255
Government agency collateralized mortgage obligations	—	—	192,294	190,386
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	50,397	50,872
Government agency collateralized mortgage obligations	—	—	1,756	1,744
Other debt securities	—	—	20,399	20,586
	$347,977	$357,216	$704,305	$696,885

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
March 31, 2017
Obligations of other U.S. Government agencies and corporations	4	$11,965	$(137)	0	$—	$—	4	$11,965	$(137)
Obligations of states and political subdivisions	53	44,193	(927)	0	—	—	53	44,193	(927)
Total	57	$56,158	$(1,064)	0	$—	$—	57	56,158	$(1,064)
December 31, 2016
Obligations of other U.S. Government agencies and corporations	4	$11,915	$(187)	0	$—	$—	4	$11,915	$(187)
Obligations of states and political subdivisions	102	83,362	(1,778)	0	—	—	102	83,362	(1,778)
Total	106	$95,277	$(1,965)	0	$—	$—	106	$95,277	$(1,965)
Available for Sale:
March 31, 2017
Obligations of other U.S. Government agencies and corporations	0	$—	$—	0	$—	$—	0	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	104	256,655	(3,585)	8	17,487	(580)	112	274,142	(4,165)
Government agency collateralized mortgage obligations	36	106,006	(1,475)	15	34,769	(1,312)	51	140,775	(2,787)
Commercial mortgage backed securities:
Government agency mortgage backed securities	6	15,666	(294)	2	1,091	(8)	8	16,757	(302)
Government agency collateralized mortgage obligations	1	1,723	(13)	0	—	—	1	1,723	(13)
Trust preferred securities	0	—	—	3	17,823	(4,823)	3	17,823	(4,823)
Other debt securities	2	6,971	(131)	2	2,410	(9)	4	9,381	(140)
Total	149	$387,021	$(5,498)	30	$73,580	$(6,732)	179	$460,601	$(12,230)
December 31, 2016
Obligations of other U.S. Government agencies and corporations	0	$—	$—	0	$—	$—	0	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	131	298,400	(6,042)	5	11,504	(601)	136	309,904	(6,643)
Government agency collateralized mortgage obligations	40	97,356	(1,845)	14	33,786	(1,522)	54	131,142	(3,367)
Commercial mortgage backed securities:
Government agency mortgage backed securities	9	21,933	(453)	2	1,101	(8)	11	23,034	(461)
Government agency collateralized mortgage obligations	1	1,729	(16)	0	—	—	1	1,729	(16)
Trust preferred securities	0	—	—	3	18,389	(5,360)	3	18,389	(5,360)
Other debt securities	3	7,946	(208)	2	2,475	(10)	5	10,421	(218)
Total	184	$427,364	$(8,564)	26	$67,255	$(7,501)	210	$494,619	$(16,065)

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

The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company has experienced an overall improvement in the fair value of its investment portfolio and is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any OTTI for the three months ended March 31, 2017 or 2016.
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $22,646 and $23,749 and a fair value of $17,823 and $18,389 at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, the investments in pooled trust preferred securities consisted of three securities representing interests in various tranches of trusts collateralized by debt issued by over 250 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments before recovery of the investments' amortized cost, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be at maturity. At March 31, 2017, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for all three trust preferred securities and recognized credit related impairment losses on these securities in 2010 and 2011. No additional impairment was recognized during the three months ended March 31, 2017.
The Company's analysis of the pooled trust preferred securities during prior years has supported a return to accrual status for two of the three securities (XXVI and XXIII). An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities. As to the remaining security (XXIV), the Company only began collecting interest payments on such security during the fourth quarter of 2016 when it exited "payment in kind" status. Therefore, absent an observed history of payments, the qualitative and quantitative factors described above do not justify a return to accrual status at this time. As a result, pooled trust preferred security XXIV remains classified as a nonaccruing asset at March 31, 2017, and investment interest is recorded on the cash-basis method until qualifying for return to accrual status.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at March 31, 2017:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XXIII	Pooled	B-2	$8,286	$5,790	$(2,496)	Baa3	17%
XXIV	Pooled	B-2	10,167	8,917	(1,250)	Caa2	23%
XXVI	Pooled	B-2	4,193	3,116	(1,077)	Ba3	19%
			$22,646	$17,823	$(4,823)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2017	2016
Balance at January 1	$(3,337)	$(3,337)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—
Balance at March 31	$(3,337)	$(3,337)

Note 4 – Non Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean non purchased loans.

The following is a summary of non purchased loans and leases as of the dates presented:

	March 31, 2017	December 31, 2016
Commercial, financial, agricultural	$626,237	$589,290
Lease financing	50,462	49,250
Real estate – construction	378,061	483,926
Real estate – 1-4 family mortgage	1,485,663	1,425,730
Real estate – commercial mortgage	2,203,639	2,075,137
Installment loans to individuals	92,669	92,648
Gross loans	4,836,731	4,715,981
Unearned income	(2,646)	(2,409)
Loans, net of unearned income	4,834,085	4,713,572

Past Due and Nonaccrual Loans
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Generally, the recognition of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer and other retail loans are typically charged-off no later than the time the loan is 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. All interest accrued for the current year, but not collected, for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2017
Commercial, financial, agricultural	$300	$59	$623,693	$624,052	$467	$1,407	$311	$2,185	$626,237
Lease financing	181	—	50,281	50,462	—	—	—	—	50,462
Real estate – construction	231	—	377,830	378,061	—	—	—	—	378,061
Real estate – 1-4 family mortgage	4,234	718	1,476,098	1,481,050	88	1,848	2,677	4,613	1,485,663
Real estate – commercial mortgage	2,435	1,315	2,194,109	2,197,859	—	1,892	3,888	5,780	2,203,639
Installment loans to individuals	346	82	92,189	92,617		52	—	52	92,669
Unearned income			(2,646)	(2,646)				—	(2,646)
Total	$7,727	$2,174	$4,811,554	$4,821,455	$555	$5,199	$6,876	$12,630	$4,834,085
December 31, 2016
Commercial, financial, agricultural	$811	$720	$586,730	$588,261	$—	$932	$97	$1,029	$589,290
Lease financing	193	—	48,919	49,112	—	138	—	138	49,250
Real estate – construction	995	—	482,931	483,926	—	—	—	—	483,926
Real estate – 1-4 family mortgage	6,189	1,136	1,414,254	1,421,579	161	1,222	2,768	4,151	1,425,730
Real estate – commercial mortgage	2,283	99	2,066,821	2,069,203	580	2,778	2,576	5,934	2,075,137
Installment loans to individuals	324	124	92,179	92,627	—	21	—	21	92,648
Unearned income	—	—	(2,409)	(2,409)	—	—	—	—	(2,409)
Total	$10,795	$2,079	$4,689,425	$4,702,299	$741	$5,091	$5,441	$11,273	$4,713,572
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loans accounted for under FASB Accounting Standards Codification Topic (“ASC”) 310-20, “Nonrefundable Fees and Other Cost” (“ASC 310-20”), and which are impaired loans recognized in conformity with ASC 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
March 31, 2017
Commercial, financial, agricultural	$2,788	$2,185	$—	$2,185	$147
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	12,679	10,999	—	10,999	1,085
Real estate – commercial mortgage	19,071	14,478	568	15,046	2,618
Installment loans to individuals	117	117	—	117	—
Total	$34,655	$27,779	$568	$28,347	$3,850
December 31, 2016
Commercial, financial, agricultural	$1,577	$1,175	$—	$1,175	$136
Lease financing	—	—	—	—	—
Real estate – construction	517	517	—	517	1
Real estate – 1-4 family mortgage	10,823	9,207	—	9,207	1,091
Real estate – commercial mortgage	15,007	10,053	568	10,621	2,397
Installment loans to individuals	87	87	—	87	1
Totals	$28,011	$21,039	$568	$21,607	$3,626

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$2,714	$39	$318	$2
Lease financing	—	—	—	—
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	11,088	26	14,442	81
Real estate – commercial mortgage	15,314	106	15,031	122
Installment loans to individuals	118	—	67	1
Total	$29,234	$171	$29,858	$206

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
The following tables illustrate the impact of modifications classified as restructured loans and are segregated by class for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended March 31, 2017
Real estate – 1-4 family mortgage	2	177	174
Real estate – commercial mortgage	2	146	156
Total	4	$323	$330
Three months ended March 31, 2016
Real estate – 1-4 family mortgage	5	428	421
Total	5	$428	$421

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There was one restructured loan in the amount of $57 contractually 90 days past due or more and still accruing at March 31, 2017 and two restructured loans in the amount of $136 contractually 90 days past due or more and still accruing at March 31, 2016. The outstanding balance of restructured loans on nonaccrual status was $6,086 and $7,490 at March 31, 2017 and March 31, 2016, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2017	53	$7,447
Additional loans with concessions	4	334
Reductions due to:
Reclassified as nonperforming	(1)	(56)
Paid in full	(2)	(217)
Charge-offs	(1)	(250)
Principal paydowns	—	(85)
Totals at March 31, 2017	53	$7,173

The allocated allowance for loan losses attributable to restructured loans was $241 and $919 at March 31, 2017 and March 31, 2016, respectively. The Company had $142 and no remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2017 and March 31, 2016, respectively.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pass	Watch	Substandard	Total
March 31, 2017
Commercial, financial, agricultural	$470,252	$1,846	$1,662	$473,760
Lease financing	—	—	—	—
Real estate – construction	329,322	225	—	329,547
Real estate – 1-4 family mortgage	205,083	3,739	6,073	214,895
Real estate – commercial mortgage	1,860,714	16,266	13,053	1,890,033
Installment loans to individuals	—	—	—	—
Total	$2,865,371	$22,076	$20,788	$2,908,235
December 31, 2016
Commercial, financial, agricultural	$434,323	$4,531	$850	$439,704
Lease financing	—	—	—	—
Real estate – construction	402,156	393	—	402,549
Real estate – 1-4 family mortgage	190,882	3,374	6,129	200,385
Real estate – commercial mortgage	1,734,523	18,118	13,088	1,765,729
Installment loans to individuals	—	—	—	—
Total	$2,761,884	$26,416	$20,067	$2,808,367

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

	Performing	Non- Performing	Total
March 31, 2017
Commercial, financial, agricultural	$151,232	$1,245	$152,477
Lease financing	47,816	—	47,816
Real estate – construction	48,514	—	48,514
Real estate – 1-4 family mortgage	1,268,160	2,608	1,270,768
Real estate – commercial mortgage	312,431	1,175	313,606
Installment loans to individuals	92,535	134	92,669
Total	$1,920,688	$5,162	$1,925,850
December 31, 2016
Commercial, financial, agricultural	$148,499	$1,087	$149,586
Lease financing	46,703	138	46,841
Real estate – construction	81,377	—	81,377
Real estate – 1-4 family mortgage	1,222,816	2,529	1,225,345
Real estate – commercial mortgage	308,609	799	309,408
Installment loans to individuals	92,504	144	92,648
Total	$1,900,508	$4,697	$1,905,205

Note 5 – Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 5, all references to “loans” mean purchased loans.

The following is a summary of purchased loans as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2017	December 31, 2016
Commercial, financial, agricultural	$115,229	$128,200
Lease financing	—	—
Real estate – construction	35,673	68,753
Real estate – 1-4 family mortgage	431,904	452,447
Real estate – commercial mortgage	804,790	823,758
Installment loans to individuals	14,124	15,979
Gross loans	1,401,720	1,489,137
Unearned income	—	—
Loans, net of unearned income	1,401,720	1,489,137

Past Due and Nonaccrual Loans
The Company’s policies with respect to placing loans on nonaccrual status or charging off loans, and its accounting for interest on any such loans, are described above in Note 4, “Non Purchased Loans.”
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2017
Commercial, financial, agricultural	$524	$868	$113,142	$114,534	$2	$185	$508	$695	$115,229
Lease financing	—	—	—	—	—	—	—	—	—
Real estate – construction	159	—	35,514	35,673	—	—	—	—	35,673
Real estate – 1-4 family mortgage	4,407	4,110	419,028	427,545	319	2,414	1,626	4,359	431,904
Real estate – commercial mortgage	970	6,840	793,710	801,520	136	289	2,845	3,270	804,790
Installment loans to individuals	168	79	13,706	13,953	—	4	167	171	14,124
Unearned income	—	—	—	—	—	—	—	—	—
Total	$6,228	$11,897	$1,375,100	$1,393,225	$457	$2,892	$5,146	$8,495	$1,401,720
December 31, 2016
Commercial, financial, agricultural	$823	$990	$125,417	$127,230	$260	$381	$329	$970	$128,200
Lease financing	—	—	—	—	—	—	—	—	—
Real estate – construction	527	321	67,760	68,608	—	145	—	145	68,753
Real estate – 1-4 family mortgage	4,572	3,382	440,258	448,212	417	2,047	1,771	4,235	452,447
Real estate – commercial mortgage	3,045	6,112	808,886	818,043	—	2,661	3,054	5,715	823,758
Installment loans to individuals	96	10	15,591	15,697	—	156	126	282	15,979
Unearned income	—	—	—	—	—	—	—	—	—
Total	$9,063	$10,815	$1,457,912	$1,477,790	$677	$5,390	$5,280	$11,347	$1,489,137

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans
The Company’s policies with respect to the determination of whether a loan is impaired and the treatment of such loans are described above in Note 4, “Non Purchased Loans.”
Loans accounted for under ASC 310-20, and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
March 31, 2017
Commercial, financial, agricultural	$567	$121	$423	$544	$18
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	5,463	1,746	3,114	4,860	54
Real estate – commercial mortgage	3,108	2,898	178	3,076	52
Installment loans to individuals	101	62	13	75	3
Total	$9,239	$4,827	$3,728	$8,555	$127
December 31, 2016
Commercial, financial, agricultural	$732	$487	$224	$711	$310
Lease financing	—	—	—	—	—
Real estate – construction	147	145	—	145	—
Real estate – 1-4 family mortgage	3,095	1,496	1,385	2,881	43
Real estate – commercial mortgage	2,485	2,275	183	2,458	48
Installment loans to individuals	215	135	55	190	114
Totals	$6,674	$4,538	$1,847	$6,385	$515

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$541	$2	$8	$—
Lease financing	—	—	—	—
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	5,481	21	810	9
Real estate – commercial mortgage	3,090	35	1,515	10
Installment loans to individuals	85	—	—	—
Total	$9,197	$58	$2,333	$19

Loans accounted for under ASC 310-30, and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
March 31, 2017
Commercial, financial, agricultural	$21,357	$6,451	$6,577	$13,028	$378
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	80,398	20,725	47,340	68,065	767
Real estate – commercial mortgage	214,450	58,271	114,448	172,719	1,573
Installment loans to individuals	2,091	527	1,400	1,927	1
Total	$318,296	$85,974	$169,765	$255,739	$2,719
December 31, 2016
Commercial, financial, agricultural	$20,697	$4,555	$7,439	$11,994	$372
Lease financing	—	—	—	—	—
Real estate – construction	1,141	—	840	840	—
Real estate – 1-4 family mortgage	86,725	21,887	50,065	71,952	841
Real estate – commercial mortgage	229,075	62,449	122,538	184,987	1,606
Installment loans to individuals	2,466	366	1,619	1,985	1
Totals	$340,104	$89,257	$182,501	$271,758	$2,820

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-30 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$14,088	$247	$18,024	$327
Lease financing	—	—	—	—
Real estate – construction	—	—	2,608	25
Real estate – 1-4 family mortgage	78,341	865	101,089	953
Real estate – commercial mortgage	196,807	2,319	250,041	2,831
Installment loans to individuals	2,104	21	2,954	29
Total	$291,340	$3,452	$374,716	$4,165

Restructured Loans
An explanation of what constitutes a “restructured loan,” and management’s analysis in determining whether to restructure a loan, are described above in Note 4, “Non Purchased Loans.”
The following tables illustrate the impact of modifications classified as restructured loans and are segregated by class for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended March 31, 2017
Real estate – 1-4 family mortgage	10	2,221	1,823
Real estate – commercial mortgage	4	2,721	1,986
Total	14	$4,942	$3,809
Three months ended March 31, 2016
Real estate – 1-4 family mortgage	6	352	242
Real estate – commercial mortgage	2	612	605
Total	8	$964	$847

There were two restructured loans in the amount of $52 contractually 90 days past due or more and still accruing at March 31, 2017 and no restructured loans contractually 90 days past due or more and still accruing at March 31, 2016. The outstanding balance of restructured loans on nonaccrual status was $1,201 and $5,041 at March 31, 2017 and March 31, 2016, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2017	42	$4,028
Additional loans with concessions	14	3,825
Reductions due to:
Charge-offs	(1)	(17)
Principal paydowns	—	(74)
Totals at March 31, 2017	55	$7,762

The allocated allowance for loan losses attributable to restructured loans was $31 and $91 at March 31, 2017 and March 31, 2016, respectively. The Company had $1,245 and no remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2017 or March 31, 2016, respectively.
Credit Quality
A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 4, “Non Purchased Loans.” The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pass	Watch	Substandard	Total
March 31, 2017
Commercial, financial, agricultural	$89,802	$1,959	$1,143	$92,904
Lease financing	—	—	—	—
Real estate – construction	34,405	—	—	34,405
Real estate – 1-4 family mortgage	101,652	6,578	719	108,949
Real estate – commercial mortgage	601,582	8,007	710	610,299
Installment loans to individuals	—	—	4	4
Total	$827,441	$16,544	$2,576	$846,561
December 31, 2016
Commercial, financial, agricultural	$102,777	$2,370	$1,491	$106,638
Lease financing	—	—	—	—
Real estate – construction	61,206	2,640	—	63,846
Real estate – 1-4 family mortgage	105,265	7,665	364	113,294
Real estate – commercial mortgage	608,192	8,445	723	617,360
Installment loans to individuals	—	—	114	114
Total	$877,440	$21,120	$2,692	$901,252

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing		Non- Performing	Total
March 31, 2017
Commercial, financial, agricultural	$9,234		$63	$9,297
Lease financing	—		—	—
Real estate – construction	1,268		—	1,268
Real estate – 1-4 family mortgage	253,172		1,718	254,890
Real estate – commercial mortgage	21,715		57	21,772
Installment loans to individuals	11,961		232	12,193
Total	$297,350		$2,070	$299,420
December 31, 2016
Commercial, financial, agricultural	$9,489		$79	$9,568
Lease financing	—		—	—
Real estate – construction	3,601	5	466	4,067
Real estate – 1-4 family mortgage	265,697		1,504	267,201
Real estate – commercial mortgage	21,353		58	21,411
Installment loans to individuals	13,712		168	13,880
Total	$313,852		$2,275	$316,127

Loans Purchased with Deteriorated Credit Quality
Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Total Purchased Credit Deteriorated Loans
March 31, 2017
Commercial, financial, agricultural	$13,028
Lease financing	—
Real estate – construction	—
Real estate – 1-4 family mortgage	68,065
Real estate – commercial mortgage	172,719
Installment loans to individuals	1,927
Total	$255,739
December 31, 2016
Commercial, financial, agricultural	$11,994
Lease financing	—
Real estate – construction	840
Real estate – 1-4 family mortgage	71,952
Real estate – commercial mortgage	184,987
Installment loans to individuals	1,985
Total	$271,758

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at March 31, 2017:

Total Purchased Credit Deteriorated Loans
Contractually-required principal and interest	$366,954
Nonaccretable difference(1)	(79,190)
Cash flows expected to be collected	287,764
Accretable yield(2)	(32,025)
Fair value	$255,739

(1)	Represents contractual principal and interest cash flows of $79,174 and $16, respectively, not expected to be collected.

(2)	Represents contractual interest payments of $758 expected to be collected and purchase discount of $31,267.
Changes in the accretable yield of loans purchased with deteriorated credit quality were as follows:

Total Purchased Credit Deteriorated Loans
Balance at January 1, 2017	$(36,326)
Additions due to acquisition	—
Reclasses from nonaccretable difference	657
Accretion	3,263
Charge-offs	381
Balance at March 31, 2017	$(32,025)

The following table presents the fair value of loans purchased from KeyWorth as of the April 1, 2016 acquisition date.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

At acquisition date:	April 1, 2016
Contractually-required principal and interest	$289,495
Nonaccretable difference	3,848
Cash flows expected to be collected	285,647
Accretable yield	13,317
Fair value	$272,330

Note 6 – Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of non purchased and purchased loans as of the dates presented:

	March 31, 2017	December 31, 2016
Commercial, financial, agricultural	$741,466	$717,490
Lease financing	50,462	49,250
Real estate – construction	413,734	552,679
Real estate – 1-4 family mortgage	1,917,567	1,878,177
Real estate – commercial mortgage	3,008,429	2,898,895
Installment loans to individuals	106,793	108,627
Gross loans	6,238,451	6,205,118
Unearned income	(2,646)	(2,409)
Loans, net of unearned income	6,235,805	6,202,709
Allowance for loan losses	(42,923)	(42,737)
Net loans	$6,192,882	$6,159,972

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

The following table provides a roll forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended March 31, 2017
Allowance for loan losses:
Beginning balance	$5,486	$2,380	$14,294	$19,059	$1,518	$42,737
Charge-offs	(832)	—	(275)	(227)	(264)	(1,598)
Recoveries	57	31	82	95	19	284
Net (charge-offs) recoveries	(775)	31	(193)	(132)	(245)	(1,314)
Provision for loan losses charged to operations (2)	401	(292)	(1,939)	3,146	184	1,500
Ending balance	$5,112	$2,119	$12,162	$22,073	$1,457	$42,923
Period-End Amount Allocated to:
Individually evaluated for impairment	$165	$—	$1,139	$2,670	$3	$3,977
Collectively evaluated for impairment	4,569	2,119	10,256	17,830	1,453	36,227
Purchased with deteriorated credit quality	378	—	767	1,573	1	2,719
Ending balance	$5,112	$2,119	$12,162	$22,073	$1,457	$42,923

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended March 31, 2016
Allowance for loan losses:
Beginning balance	$4,186	$1,852	$13,908	$21,111	$1,380	$42,437
Charge-offs	(657)	—	(116)	(1,001)	(180)	(1,954)
Recoveries	53	6	395	92	30	576
Net charge-offs	(604)	6	279	(909)	(150)	(1,378)
Provision for loan losses	601	85	365	530	198	1,779
Benefit attributable to FDIC loss-share agreements	(15)	—	(37)	(118)	—	(170)
Recoveries payable to FDIC	3	—	27	161	—	191
Provision for loan losses charged to operations	589	85	355	573	198	1,800
Ending balance	$4,171	$1,943	$14,542	$20,775	$1,428	$42,859
Period-End Amount Allocated to:
Individually evaluated for impairment	$6	$—	$4,311	$3,082	$—	$7,399
Collectively evaluated for impairment	3,743	1,943	9,896	16,429	1,427	33,438
Purchased with deteriorated credit quality	422	—	335	1,264	1	2,022
Ending balance	$4,171	$1,943	$14,542	$20,775	$1,428	$42,859

(1)	Includes lease financing receivables.

(2)	Due to the termination of the loss-share agreements on December 8, 2016, there was no loss-share impact to the provision for loan losses in the first quarter of 2017.
The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
March 31, 2017
Individually evaluated for impairment	$2,729	$—	$15,859	$18,122	$192	$36,902
Collectively evaluated for impairment	725,709	413,734	1,833,643	2,817,588	152,490	5,943,164
Purchased with deteriorated credit quality	13,028	—	68,065	172,719	1,927	255,739
Ending balance	$741,466	$413,734	$1,917,567	$3,008,429	$154,609	$6,235,805
December 31, 2016
Individually evaluated for impairment	$1,886	$662	$12,088	$13,079	$277	$27,992
Collectively evaluated for impairment	703,610	551,177	1,794,137	2,700,829	153,206	5,902,959
Purchased with deteriorated credit quality	11,994	840	71,952	184,987	1,985	271,758
Ending balance	$717,490	$552,679	$1,878,177	$2,898,895	$155,468	$6,202,709

(1)	Includes lease financing receivables.

Note 7 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

	Purchased OREO	Non Purchased OREO	Total OREO
March 31, 2017
Residential real estate	$2,120	$861	$2,981
Commercial real estate	6,427	1,496	7,923
Residential land development	2,215	1,049	3,264
Commercial land development	5,504	1,650	7,154
Total	$16,266	$5,056	$21,322
December 31, 2016
Residential real estate	$2,230	$699	$2,929
Commercial real estate	6,401	1,680	8,081
Residential land development	2,344	1,688	4,032
Commercial land development	6,395	1,862	8,257
Total	$17,370	$5,929	$23,299

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s purchased and non purchased OREO were as follows:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at January 1, 2017	$17,370	$5,929	$23,299
Transfers of loans	2,985	183	3,168
Capitalized improvements	—	—	—
Impairments	(229)	(149)	(378)
Dispositions	(3,516)	(1,203)	(4,719)
Other	(344)	296	(48)
Balance at March 31, 2017	$16,266	$5,056	$21,322

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
Repairs and maintenance	$197	$197
Property taxes and insurance	332	470
Impairments	378	294
Net (gains) losses on OREO sales	(327)	50
Rental income	(48)	(54)
Total	$532	$957

Note 8 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the three months ended March 31, 2017 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2017	$467,767	$2,767	$470,534
Addition to goodwill from acquisition	—	—	—
Adjustment to previously recorded goodwill	—	—	—
Balance at March 31, 2017	$467,767	$2,767	$470,534

There were no adjustments to goodwill during the three months ended March 31, 2017.

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2017
Core deposit intangibles	$47,992	$(26,718)	$21,274
Customer relationship intangible	1,970	(733)	1,237
Total finite-lived intangible assets	$49,962	$(27,451)	$22,511
December 31, 2016
Core deposit intangibles	$47,992	$(25,188)	$22,804
Customer relationship intangible	1,970	(700)	1,270
Total finite-lived intangible assets	$49,962	$(25,888)	$24,074

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended
	March 31,
	2017	2016
Amortization expense for:
Core deposit intangibles	$1,530	$1,664
Customer relationship intangible	33	33
Total intangible amortization	$1,563	$1,697

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2017 and the succeeding four years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2017	$5,723	$131	$5,854
2018	4,881	131	5,012
2019	4,101	131	4,232
2020	3,213	131	3,344
2021	2,273	131	2,404

Note 9 – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights (“MSRs”), included in “Other assets” on the Consolidated Balance Sheets, are recognized as a separate asset on the date the corresponding mortgage loan is sold. MSRs are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair market value. Fair market value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Impairment losses on MSRs are recognized to the extent by which the unamortized cost exceeds fair value. There were no impairment losses recognized during the three months ended March 31, 2017 or 2016.
During the first quarter of 2016, the Company sold MSRs relating to mortgage loans having an aggregate unpaid principal balance totaling $1,830,444 to a third party for net proceeds of $18,508. There were no sales of MSRs during the three months ended March 31, 2017.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s MSRs were as follows:

Balance at January 1, 2017	$26,302
Capitalization	3,276
Amortization	(802)
Balance at March 31, 2017	$28,776

Data and key economic assumptions related to the Company’s MSRs as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Unpaid principal balance	$3,045,228	$2,763,344

Weighted-average prepayment speed (CPR)	7.28%	7.34%
Estimated impact of a 10% increase	$(1,147)	$(1,034)
Estimated impact of a 20% increase	(2,234)	(2,010)

Discount rate	9.65%	9.64%
Estimated impact of a 10% increase	$(1,620)	$(1,368)
Estimated impact of a 20% increase	(3,110)	(2,629)

Weighted-average coupon interest rate	3.82%	3.83%
Weighted-average servicing fee (basis points)	25.89	25.87
Weighted-average remaining maturity (in years)	12.49	11.11
As part of “Mortgage banking income” in the Consolidated Statements of Income, the Company recorded servicing fees of $1,233 and $1,296 for the three months ended March 31, 2017 and 2016, respectively.

Note 10 – Redemption of Long-term Debt

(In Thousands)

On February 22, 2017, the Company redeemed the Heritage Financial Statutory Trust I junior subordinated debentures. The debentures were redeemed for an aggregate amount of $10,515, which included the principal amount of $10,310 and a prepayment penalty of $205. Prior to the redemption, the Company obtained all required board and regulatory approval.

Note 11 - Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
The Company sponsors a noncontributory defined benefit pension plan, under which participation and future benefit accruals ceased as of December 31, 1996. In connection with the acquisition of Heritage Financial Group, Inc. (“Heritage”)) in July 2015, the Company assumed the noncontributory defined benefit pension plan maintained by HeritageBank of the South, Heritage's wholly-owned banking subsidiary (“HeritageBank”), under which accruals had ceased and the plan had been terminated by HeritageBank immediately prior to the acquisition date. Final distribution of all benefits under the plan was completed in August 2016.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The plan expense for the legacy Renasant defined benefit pension plan (“Pension Benefits - Renasant”), the assumed HeritageBank defined pension plan (“Pension Benefits - HeritageBank”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

	Pension Benefits		Pension Benefits
	Renasant		HeritageBank		Other Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$—	$—	$3	$4
Interest cost	293	306	—	69	13	14
Expected (return) on plan assets	(484)	(469)	—	(45)	—	—
Prior service cost recognized	—	—	—	—	—	—
Recognized actuarial loss	100	100	—	—	13	17
Settlement/curtailment/termination gains	—	—	—	—	—	—
Net periodic benefit (return) cost	$(91)	$(63)	$—	$24	$29	$35

In March 2011, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. The Company issues shares of treasury stock to satisfy stock options exercised or restricted stock granted under the plan. Options granted under the plan allow participants to acquire shares of the Company's common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and canceled upon the termination of a participant's employment. There were no stock options granted during the three months ended March 31, 2017 or 2016.

The following table summarizes the changes in stock options as of and for the three months ended March 31, 2017:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	185,625	$15.97
Granted	—	—
Exercised	(43,250)	15.69
Forfeited	—	—
Options outstanding at end of period	142,375	$16.06

The Company awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to directors, executives and other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year and may be increased or decreased depending on the Company falling short of, meeting or exceeding financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock award is the closing price of the Company's common stock on the day immediately preceding the award date. The following table summarizes the changes in restricted stock as of and for the three months ended March 31, 2017:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	—	$—	117,345	$31.76
Awarded	54,450	42.22	75,725	42.22
Vested	—	—	(30,500)	31.65
Cancelled	—	—	—	—
Nonvested at end of period	54,450	$42.22	162,570	$36.65
During the three months ended March 31, 2017, the Company reissued 62,434 shares from treasury in connection with the exercise of stock options and awards of restricted stock. The Company recorded total stock-based compensation expense of $1,174 and $859 for the three months ended March 31, 2017 and 2016, respectively.

Note 12 – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2017, the Company had notional amounts of $76,788 on interest rate contracts with corporate customers and $76,788 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

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
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $207,662 and $120,050 at March 31, 2017 and December 31, 2016, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $311,000 and $257,000 at March 31, 2017 and December 31, 2016, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$1,713	$1,985
Interest rate lock commitments	Other Assets	5,252	2,643
Forward commitments	Other Assets	17	4,480
Totals		$6,982	$9,108
Derivative liabilities:
Designated as hedging instruments:
Interest rate swaps	Other Liabilities	$3,134	$3,410
Totals		$3,134	$3,410
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$1,713	$1,985
Interest rate lock commitments	Other Liabilities	2	246
Forward commitments	Other Liabilities	1,675	269
Totals		$3,390	$2,500

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended
	March 31,
	2017	2016
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$679	$533
Interest rate lock commitments:
Included in gains on sales of mortgage loans held for sale	2,853	1,628
Forward commitments
Included in gains on sales of mortgage loans held for sale	(5,869)	(3,688)
Total	$(2,337)	$(1,527)

For the Company's derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the three months ended March 31, 2017 or 2016. The impact on other comprehensive income for the three months ended March 31, 2017 and 2016, respectively, can be seen at Note 16, "Other Comprehensive Income."

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Gross amounts recognized	$346	$4,778	$5,855	$4,893
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	346	4,778	5,855	4,893
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	346	567	346	567
Financial collateral pledged	—	—	4,549	4,326
Net amounts	$—	$4,211	$960	$—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Income Taxes

(In Thousands)

The following table is a summary of the Company's temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates indicated.

	March 31,		December 31,
	2017	2016	2016
Deferred tax assets
Allowance for loan losses	$19,999	$20,787	$19,934
Loans	21,159	29,042	23,240
Deferred compensation	9,120	10,786	11,254
Securities	2,440	2,572	2,439
Net unrealized losses on securities - OCI	8,209	4,876	10,096
Impairment of assets	1,962	3,280	2,512
Federal and State net operating loss carryforwards	3,354	5,124	2,867
Intangibles	1,229	—	1,247
Other	2,834	4,957	3,463
Gross deferred tax assets	70,306	81,424	77,052
Valuation allowance on state net operating loss carryforwards	—	—	—
Total deferred tax assets	70,306	81,424	77,052
Deferred tax liabilities
FDIC loss-share indemnification asset	—	1,807	—
Investment in partnerships	1,414	2,343	1,556
Core deposit intangible	—	2,992	—
Fixed assets	2,248	924	2,517
Mortgage servicing rights	3,359	3,977	3,360
Junior subordinated debt	4,058	4,234	4,111
Other	2,428	4,855	2,876
Total deferred tax liabilities	13,507	21,132	14,420
Net deferred tax assets	$56,799	$60,292	$62,632

The Company acquired federal and state net operating losses as part of the Heritage acquisition. The federal net operating loss acquired totaled $18,321, of which $6,719 remained to be utilized as of March 31, 2017, while state net operating losses totaled $17,168, of which $10,835 remained to be utilized as of March 31, 2017. Both the federal and state net operating losses will expire at various dates beginning in 2024.

The Company expects to utilize the federal and state net operating losses prior to expiration. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the three months ended March 31, 2017 or 2016 or the year ended December 31, 2016.

Note 14 – Investments in Qualified Affordable Housing Projects
(In Thousands)

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  At March 31, 2017 and December 31, 2016, the Company’s carrying value of QAHPs was $3,623 and $6,331, respectively. During the quarter, the Company sold its interest in a limited liability partnership which reduced the carrying value of the investment in QAHPs by approximately $2,450. The Company has no remaining funding obligations related to the QAHPs.  The investments in QAHPs are being accounted for using the effective yield method. The investments in QAHPs are included in “Other assets” on the Consolidated Balance Sheets.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Components of the Company's investments in QAHPs were included in the line item “Income taxes” in the Consolidated Statements of Income for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
Tax credit amortization	$262	$324
Tax credits and other benefits	(460)	(471)
Total	$(198)	$(147)

Note 15 – Fair Value Measurements
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

characteristics, including servicing and risk. Because the valuation is based on external pricing of similar instruments, mortgage loans held for sale are classified within Level 2 of the fair value hierarchy.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
March 31, 2017
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,149	$—	$2,149
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	411,255	—	411,255
Government agency collateralized mortgage obligations	—	190,386	—	190,386
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	50,872	—	50,872
Government agency collateralized mortgage obligations	—	1,744	—	1,744
Trust preferred securities	—	—	17,823	17,823
Other debt securities	—	22,656	—	22,656
Total securities available for sale	—	679,062	17,823	696,885
Derivative instruments:
Interest rate contracts	—	1,713	—	1,713
Interest rate lock commitments	—	5,252	—	5,252
Forward commitments	—	17	—	17
Total derivative instruments	—	6,982	—	6,982
Mortgage loans held for sale	—	158,619	—	158,619
Total financial assets	$—	$844,663	$17,823	$862,486
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$3,134	$—	$3,134
Interest rate contracts	—	1,713	—	1,713
Interest rate lock commitments	—	2	—	2
Forward commitments	—	1,675	—	1,675
Total derivative instruments	—	6,524	—	6,524
Total financial liabilities	$—	$6,524	$—	$6,524

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2016
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,158	$—	$2,158
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	409,317	—	409,317
Government agency collateralized mortgage obligations	—	168,826	—	168,826
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	50,863	—	50,863
Government agency collateralized mortgage obligations	—	2,550	—	2,550
Trust preferred securities	—	—	18,389	18,389
Other debt securities	—	22,145	—	22,145
Total securities available for sale	—	655,859	18,389	674,248
Derivative instruments:
Interest rate contracts	—	1,985	—	1,985
Interest rate lock commitments	—	2,643	—	2,643
Forward commitments	—	4,480	—	4,480
Total derivative instruments	—	9,108	—	9,108
Mortgage loans held for sale	—	177,866	—	177,866
Total financial assets	$—	$842,833	$18,389	$861,222
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$3,410	$—	$3,410
Interest rate contracts	—	1,985	—	1,985
Forward commitments	—	269	—	269
Total derivative instruments	—	5,910	—	5,910
Total financial liabilities	$—	$5,910	$—	$5,910

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the three months ended March 31, 2017.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three months ended March 31, 2017 and 2016, respectively:

Three Months Ended March 31, 2017	Trust preferred securities
Balance at January 1, 2017	$18,389
Accretion included in net income	8
Unrealized losses included in other comprehensive income	537
Purchases	—
Sales	—
Issues	—
Settlements	(1,111)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2017	$17,823

Three Months Ended March 31, 2016	Trust preferred securities
Balance at January 1, 2016	$19,469
Accretion included in net income	7
Unrealized losses included in other comprehensive income	(481)
Purchases	—
Sales	—
Issues	—
Settlements	(48)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2016	$18,947

For each of the three months ended March 31, 2017 and 2016, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of March 31, 2017 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$17,823	Discounted cash flows	Default rate	0-100%

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$11,943	$11,943
OREO	—	—	6,027	6,027
Total	$—	$—	$17,970	$17,970

December 31, 2016	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$4,101	$4,101
OREO	—	—	6,741	6,741
Mortgage servicing rights	—	—	26,302	26,302
Total	$—	$—	$37,144	$37,144

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans that were measured or re-measured at fair value had a carrying value of $12,414 and $4,406 at March 31, 2017 and December 31, 2016, respectively, and a specific reserve for these loans of $471 and $305 was included in the allowance for loan losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	March 31, 2017	December 31, 2016
Carrying amount prior to remeasurement	$6,406	$8,290
Impairment recognized in results of operations	(379)	(1,549)
Fair value	$6,027	$6,741

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at March 31, 2017 and December 31, 2016, and $40 in impairment charges were recognized in earnings as of December 31, 2016. There were no impairment charges recognized in earnings for the three months ended March 31, 2017.
The following table presents information as of March 31, 2017 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$11,943	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	6,027	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net gains of $3,998 and $5,527 resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2017 and 2016, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of:

March 31, 2017	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$158,619	$152,719	$5,900
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of March 31, 2017	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$370,744	$370,744	$—	$—	$370,744
Securities held to maturity	347,977	—	357,216	—	357,216
Securities available for sale	696,885	—	679,062	17,823	696,885
Mortgage loans held for sale	158,619	—	158,619	—	158,619
Loans, net	6,192,882	—	—	6,122,605	6,122,605
Mortgage servicing rights	28,776	—	—	36,996	36,996
Derivative instruments	6,982	—	6,982	—	6,982
Financial liabilities
Deposits	$7,230,850	$5,624,281	$1,607,568	$—	$7,231,849
Short-term borrowings	9,955	9,955	—	—	9,955
Other long-term borrowings	135	135	—	—	135
Federal Home Loan Bank advances	8,284	—	8,917	—	8,917
Junior subordinated debentures	85,470	—	64,908	—	64,908
Subordinated notes	98,162	—	101,300	—	101,300
Derivative instruments	6,524	—	6,524	—	6,524

		Fair Value
As of December 31, 2016	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$306,224	$306,224	$—	$—	$306,224
Securities held to maturity	356,282	—	362,893	—	362,893
Securities available for sale	674,248	—	655,859	18,389	674,248
Mortgage loans held for sale	177,866	—	177,866	—	177,866
Loans, net	6,159,972	—	—	5,989,790	5,989,790
Mortgage servicing rights	26,302	—	—	32,064	32,064
Derivative instruments	9,108	—	9,108	—	9,108
Financial liabilities
Deposits	$7,059,137	$5,438,384	$1,631,027	$—	$7,069,411
Short-term borrowings	109,676	109,676	—	—	109,676
Other long-term borrowings	147	147	—	—	147
Federal Home Loan Bank advances	8,542	—	8,777	—	8,777
Junior subordinated debentures	95,643	—	73,301	—	73,301
Subordinated notes	98,127	—	101,000	—	101,000
Derivative instruments	5,910	—	5,910	—	5,910

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
Loans, net: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values of fixed-rate loans, including mortgages, commercial, agricultural and consumer loans, are estimated using a discounted cash flow analysis based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 16 – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended March 31, 2017
Securities available for sale:
Unrealized holding gains on securities	$4,739	$1,832	$2,907
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(246)	(95)	(151)
Total securities available for sale	4,493	1,737	2,756
Derivative instruments:
Unrealized holding gains on derivative instruments	276	107	169
Total derivative instruments	276	107	169
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	113	44	69
Total defined benefit pension and post-retirement benefit plans	113	44	69
Total other comprehensive income	$4,882	$1,888	$2,994
Three months ended March 31, 2016
Securities available for sale:
Unrealized holding gains on securities	$5,060	$1,953	$3,107
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(33)	(13)	(20)
Total securities available for sale	5,027	1,940	3,087
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,062)	(796)	(1,266)
Total derivative instruments	(2,062)	(796)	(1,266)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	117	45	72
Total defined benefit pension and post-retirement benefit plans	117	45	72
Total other comprehensive income	$3,082	$1,189	$1,893

The accumulated balances for each component of other comprehensive income (loss), net of tax, were as follows as of the dates presented:

	March 31, 2017	December 31, 2016
Unrealized gains on securities	$11,274	$9,490
Non-credit related portion of other-than-temporary impairment on securities	(15,747)	(16,719)
Unrealized losses on derivative instruments	(1,186)	(1,355)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,251)	(7,320)
Total accumulated other comprehensive loss	$(12,910)	$(15,904)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 17 – Net Income Per Common Share
(In Thousands, Except Share Data)
Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution of shares outstanding, assuming outstanding service-based restricted stock awards fully vested and outstanding stock options were exercised into common shares, calculated in accordance with the treasury method. Basic and diluted net income per common share calculations are as follows for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
Basic
Net income applicable to common stock	$23,972	$21,216
Average common shares outstanding	44,364,337	40,324,475
Net income per common share - basic	$0.54	$0.53
Diluted
Net income applicable to common stock	$23,972	$21,216
Average common shares outstanding	44,364,337	40,324,475
Effect of dilutive stock-based compensation	116,162	234,670
Average common shares outstanding - diluted	44,480,499	40,559,145
Net income per common share - diluted	$0.54	$0.52

Stock options that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
Number of shares	—	21,500
Exercise prices	—	$32.60

Note 18 – Regulatory Matters
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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	March 31, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$860,684	10.39%	$858,850	10.59%
Common Equity Tier 1 Capital to Risk-Weighted Assets	778,273	11.69%	766,560	11.47%
Tier 1 Capital to Risk-Weighted Assets	860,684	12.93%	858,850	12.86%
Total Capital to Risk-Weighted Assets	1,006,093	15.11%	1,004,038	15.03%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$864,457	10.46%	$824,850	10.20%
Common Equity Tier 1 Capital to Risk-Weighted Assets	864,457	13.00%	824,850	12.38%
Tier 1 Capital to Risk-Weighted Assets	864,457	13.00%	824,850	12.38%
Total Capital to Risk-Weighted Assets	911,704	13.71%	871,911	13.09%

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Note 19 – Segment Reporting
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
The following table provides financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended March 31, 2017
Net interest income (loss)	$75,956	$92	$487	$(2,520)	$74,015
Provision for loan losses	1,500	—	—	—	1,500
Noninterest income	26,578	2,549	3,119	(225)	32,021
Noninterest expense	64,221	1,692	2,996	400	69,309
Income (loss) before income taxes	36,813	949	610	(3,145)	35,227
Income tax expense (benefit)	12,110	375	—	(1,230)	11,255
Net income (loss)	$24,703	$574	$610	$(1,915)	$23,972

Total assets	$8,673,576	$24,032	$54,537	$12,566	$8,764,711
Goodwill	467,767	2,767	—	—	470,534

Three months ended March 31, 2016
Net interest income (loss)	$70,821	$86	$434	$(1,287)	$70,054
Provision for loan losses	1,813	—	(13)	—	1,800
Noninterest income	27,571	3,000	2,985	(254)	33,302
Noninterest expense	65,211	1,736	2,738	129	69,814
Income (loss) before income taxes	31,368	1,350	694	(1,670)	31,742
Income tax expense (benefit)	10,639	530	—	(643)	10,526
Net income (loss)	$20,729	$820	$694	$(1,027)	$21,216

Total assets	$8,053,379	$23,013	$46,645	$23,192	$8,146,229
Goodwill	446,658	2,767	—	—	449,425

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

Non-GAAP Financial Measures
In addition to results presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"), this document contains certain non-GAAP financial measures that exclude net interest income collected on problem loans and purchase accounting adjustments from loan interest income and net interest income when calculating the Company's taxable equivalent loan yields and net interest margin, respectively. Management uses these non-GAAP financial measures to evaluate ongoing operating results and to assess ongoing profitability. The reconciliations from GAAP to non-GAAP for these financial measures can be found in “Results of Operation.”

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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at March 31, 2017 compared to December 31, 2016.
Assets
Total assets were $8,764,711 at March 31, 2017 compared to $8,699,851 at December 31, 2016.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	March 31, 2017		December 31, 2016
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$14,751	1.41%	$16,259	1.58%
Obligations of states and political subdivisions	335,375	32.10	342,181	33.20
Mortgage-backed securities	654,257	62.62	631,556	61.29
Trust preferred securities	17,823	1.70	18,389	1.78
Other debt securities	22,656	2.17	22,145	2.15
	$1,044,862	100.00%	$1,030,530	100.00%
The balance of our securities portfolio at March 31, 2017 increased $14,332 to $1,044,862 from $1,030,530 at December 31, 2016. During the three months ended March 31, 2017, we purchased $52,683 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised 98.10% of the purchases during the first three months of 2017. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Proceeds from maturities, calls, sales and principal payments on securities during the first three months of 2017 totaled $41,456.
The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $22,646 and $23,749 and a fair value of $17,823 and $18,389 at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, the investment in pooled trust preferred securities consisted of three securities representing interests in various tranches of trusts collateralized by debt issued by over 250 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during the three months ended March 31, 2017 or 2016. Furthermore, the Company's analysis of the pooled trust preferred securities during prior years has supported a return to accrual status for two of the three securities (XXVI and XXIII). An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on these securities. As to the remaining security (XXIV), the Company only began collecting interest payments on such security during the fourth quarter of 2016 when it exited "payment in kind" status. Therefore, absent an observed history of payments, the qualitative and quantitative factors described above do not justify a return to accrual status at this time. As a result, pooled trust preferred security XXIV remains classified as a nonaccruing asset at March 31, 2017, and investment interest is recorded on the cash-basis method until qualifying for return to accrual status. For more information about the Company’s trust preferred securities, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, “Financial Statements,” in this report.
Loans
Total loans at March 31, 2017 were $6,235,805, an increase of $33,096 from $6,202,709 at December 31, 2016.
The table below sets forth the balance of loans, net of unearned income, outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	March 31, 2017		December 31, 2016
	Balance	Percentage of Total Loans	Balance	Percentage of Total Loans
Commercial, financial, agricultural	$741,466	11.89%	$717,490	11.57%
Lease financing	47,816	0.77	46,841	0.75
Real estate – construction	413,734	6.64	552,679	8.91
Real estate – 1-4 family mortgage	1,917,567	30.75	1,878,177	30.28
Real estate – commercial mortgage	3,008,429	48.24	2,898,895	46.74
Installment loans to individuals	106,793	1.71	108,627	1.75
Total loans, net of unearned income	$6,235,805	100.00%	$6,202,709	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At March 31, 2017, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Non purchased loans totaled $4,834,085 at March 31, 2017 compared to $4,713,572 at December 31, 2016. With the exception of construction loans, the Company experienced loan growth across all categories of loans with loans from our specialty commercial business lines, which consist of our asset-based lending, healthcare, factoring, and equipment lease financing banking groups as well as loans meeting the criteria to be guaranteed by the Small Business Administration (“SBA”), contributing $24,702 of the total increase in loans from December 31, 2016.
Looking at the change in loans geographically, non purchased loans in our Mississippi and Georgia markets increased by $26,009 and $87,138, respectively, while non purchased loans in our Tennessee market decreased by $531. Non purchased loans in our Alabama and Florida markets (collectively referred to as our “Central Region”) increased by $12,963 when compared to December 31, 2016.The expansion of the Company’s operations in Georgia as a result of its acquisition of KeyWorth in April 2016 contributed to the growth in our Georgia markets.
Loans purchased in previous acquisitions totaled $1,401,720 and $1,489,137 at March 31, 2017 and December 31, 2016, respectively. The following tables provide a breakdown of non purchased loans and purchased loans as of the dates presented:

	March 31, 2017
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$626,237	$115,229	$741,466
Lease financing, net of unearned income	47,816	—	47,816
Real estate – construction:
Residential	177,557	5,400	182,957
Commercial	199,183	30,273	229,456
Condominiums	1,321	—	1,321
Total real estate – construction	378,061	35,673	413,734
Real estate – 1-4 family mortgage:
Primary	783,781	267,100	1,050,881
Home equity	403,031	74,192	477,223
Rental/investment	240,969	73,440	314,409
Land development	57,882	17,172	75,054
Total real estate – 1-4 family mortgage	1,485,663	431,904	1,917,567
Real estate – commercial mortgage:
Owner-occupied	842,011	369,608	1,211,619
Non-owner occupied	1,230,647	390,604	1,621,251
Land development	130,981	44,578	175,559
Total real estate – commercial mortgage	2,203,639	804,790	3,008,429
Installment loans to individuals	92,669	14,124	106,793
Total loans, net of unearned income	$4,834,085	$1,401,720	$6,235,805

	December 31, 2016
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$589,290	$128,200	$717,490
Lease financing, net of unearned income	46,841	—	46,841
Real estate – construction:
Residential	197,029	19,282	216,311
Commercial	285,638	49,471	335,109
Condominiums	1,259	—	1,259
Total real estate – construction	483,926	68,753	552,679
Real estate – 1-4 family mortgage:
Primary	747,678	281,721	1,029,399
Home equity	400,448	86,151	486,599
Rental/investment	219,237	62,917	282,154
Land development	58,367	21,658	80,025
Total real estate – 1-4 family mortgage	1,425,730	452,447	1,878,177
Real estate – commercial mortgage:
Owner-occupied	833,509	378,756	1,212,265
Non-owner occupied	1,106,727	397,404	1,504,131
Land development	134,901	47,598	182,499
Total real estate – commercial mortgage	2,075,137	823,758	2,898,895
Installment loans to individuals	92,648	15,979	108,627
Total loans, net of unearned income	$4,713,572	$1,489,137	$6,202,709
Mortgage Loans Held for Sale
Mortgage loans held for sale were $158,619 at March 31, 2017 compared to $177,866 at December 31, 2016. Increasing interest rates during the fourth quarter of 2016 and in the first quarter of 2017 reduced mortgage loan production resulting in the decrease in mortgage loans held for sale at March 31, 2017.
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
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $7,230,850 and $7,059,137 at March 31, 2017 and December 31, 2016, respectively. Noninterest-bearing deposits were $1,579,581 and $1,561,357 at March 31, 2017 and December 31, 2016, respectively, while interest-bearing deposits were $5,651,269 and $5,497,780 at March 31, 2017 and December 31, 2016, respectively. Management continues to focus on growing and maintaining a stable source of funding, specifically core deposits. Under certain circumstances, however, management may elect to acquire non-core deposits in the form of public fund deposits or time deposits. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances.
Public fund deposits are those of counties, municipalities or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits when it is reasonable under the circumstances. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $953,366 and $894,321 at March 31, 2017 and December 31, 2016, respectively.
Looking at the change in deposits geographically, deposits in our Mississippi and Georgia markets increased $210,498 and $23,974, respectively, from December 31, 2016, while deposits in Tennessee and our Central Division markets decreased $13,954 and $53,991, respectively from December 31, 2016.
Borrowed Funds
Total borrowings include securities sold under agreements to repurchase, short-term borrowings, advances from the FHLB, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and short-term FHLB advances. At March 31, 2017, short-term borrowings consisted of $9,955 in security repurchase agreements, compared to security repurchase agreements of $9,676 and short-term borrowings from the FHLB of $100,000 at December 31, 2016.
At March 31, 2017, long-term debt totaled $192,051 compared to $202,459 at December 31, 2016. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. Long-term FHLB advances were $8,284 and $8,542 at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, $253 of the total FHLB advances outstanding were scheduled to mature within twelve months or less. The Company had $2,568,035 of availability on unused lines of credit with the FHLB at March 31, 2017 compared to $2,633,543 at December 31, 2016. The cost of our long-term FHLB advances was 3.50% and 4.09% for the first three months of 2017 and 2016, respectively.
The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired.) The debentures are the trusts' only assets and interest payments from the debentures finance the distributions paid on the capital securities. During the first quarter of 2017, the Company prepaid $10,310 of junior subordinated debentures and incurred a prepayment penalty of $205. The Company's junior subordinated debentures totaled $85,470 at March 31, 2017 compared to $95,643 at December 31, 2016.
The Company’s subordinated notes, net of unamortized debt issuance costs, totaled $98,162 at March 31, 2017 compared to $98,127 at December 31, 2016.

Results of Operations
Three Months Ended March 31, 2017 as Compared to the Three Months Ended March 31, 2016
Net Income

Net income for the three months ended March 31, 2017 was $23,972 compared to net income of $21,216 for the three months ended March 31, 2016. Basic and diluted earnings per share for the three months ended March 31, 2017 were both $0.54, as compared to $0.53 and $0.52 for basic and diluted earnings per share, respectively, for the three months ended March 31, 2016.

The Company incurred expenses and charges in connection with certain transactions that are considered to be infrequent or non-recurring in nature. The following table presents the impact of these charges on reported earnings per share for the dates presented:

	Three Months Ended
	March 31, 2017			March 31, 2016
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and Conversion expenses	$345	$235	$0.01	$948	$634	$0.02
Debt prepayment penalty	205	140	—	—	—	—

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 70.33% of total net revenue for the first three months of 2017. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income increased to $74,015 for the three months ended March 31, 2017 compared to $70,054 for the same period in 2016. On a tax equivalent basis, net interest income was $75,907 for the three months ended March 31, 2017 as compared to $71,804 for the three months ended March 31, 2016. Net interest margin, the tax equivalent net yield on earning assets, decreased to 4.01% during the three months ended March 31, 2017, as compared to 4.21% for the three months ended March 31, 2016. Net interest margin, excluding the impact from interest income collected on problem loans and purchase accounting adjustments on loans, was 3.69% and 3.81% for the three months ended March 31, 2017 and 2016, respectively. The following table presents the reconciliation of this non-GAAP measure to reported net interest margin.

	Three Months Ended
	March 31,
	2017	2016
Taxable equivalent net interest income, as reported	$75,907	$71,804
Net interest income collected on problem loans	567	622
Accretable yield recognized on purchased loans(1)	5,604	6,097
Net interest income (adjusted)	$69,736	$65,085

Average earning assets	$7,668,582	$6,863,905

Net interest margin, as reported	4.01%	4.21%
Net interest margin, adjusted	3.69%	3.81%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $2,741 and $1,871 for the three months ended March 31, 2017 and 2016, respectively, which increased net interest margin by 14 basis points and 11 basis points for the same periods, respectively.

Included in net interest margin is the impact from excess cash generated from the increase in average deposits during the first quarter of 2017. This excess cash was included in short-term investments and reduced our net interest margin by 13 basis points when compared to the first quarter of 2016.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. Overall, after excluding the impact from purchase accounting adjustments, the Company is beginning to replace maturing loans with new or renewed loans at similar rates.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Not purchased	$4,752,628	$51,143	4.36%	$3,939,690	$43,154	4.41%
Purchased	1,446,077	22,567	6.33	1,458,167	22,934	6.33
Purchased and covered(1)	—	—	—	84,310	1,135	5.41
Total Loans	6,198,705	73,710	4.82	5,482,167	67,223	4.93
Mortgage loans held for sale	112,105	1,148	4.15	217,200	2,372	4.39
Securities:
Taxable(2)	704,805	4,070	2.34	748,516	4,136	2.22
Tax-exempt	338,892	4,297	5.14	354,988	4,206	4.77
Interest-bearing balances with banks	314,075	556	0.72	61,034	72	0.47
Total interest-earning assets	7,668,582	83,781	4.43	6,863,905	78,009	4.57
Cash and due from banks	131,874			138,389
Intangible assets	493,816			473,852
FDIC loss-share indemnification asset	—			6,407
Other assets	465,176			479,147
Total assets	$8,759,448			$7,961,700
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$3,410,606	$1,813	0.22	$2,956,050	$1,341	0.18
Savings deposits	553,985	96	0.07	507,909	89	0.07
Time deposits	1,617,262	3,240	0.81	1,493,024	2,530	0.68
Total interest-bearing deposits	5,581,853	5,149	0.37	4,956,983	3,960	0.32
Borrowed funds	282,008	2,725	3.92	539,078	2,245	1.67
Total interest-bearing liabilities	5,863,861	7,874	0.54	5,496,061	6,205	0.45
Noninterest-bearing deposits	1,558,809			1,316,495
Other liabilities	89,875			98,476
Shareholders’ equity	1,246,903			1,050,668
Total liabilities and shareholders’ equity	$8,759,448			$7,961,700
Net interest income/net interest margin		$75,907	4.01%		$71,804	4.21%

(1)Represents information associated with purchased loans covered under loss sharing agreements prior to the termination of the loss-share agreements on December 8, 2016.
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
The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three months ended March 31, 2017 compared to the same period in 2016:

	Volume	Rate	Net
Interest income:
Loans:
Not purchased	$8,373	$(384)	$7,989
Purchased	(230)	(137)	(367)
Purchased and covered (1)	(1,135)	—	(1,135)
Mortgage loans held for sale	(1,094)	(130)	(1,224)
Securities:
Taxable	(518)	452	(66)
Tax-exempt	(148)	239	91
Interest-bearing balances with banks	448	36	484
Total interest-earning assets	5,696	76	5,772
Interest expense:
Interest-bearing demand deposits	236	236	472
Savings deposits	7	—	7
Time deposits	242	468	710
Borrowed funds	(2,391)	2,871	480
Total interest-bearing liabilities	(1,906)	3,575	1,669
Change in net interest income	$7,602	$(3,499)	$4,103

(1)	Represents information associated with purchased loans covered under loss sharing agreements prior to the termination of the loss-share agreements on December 8, 2016.

Interest income, on a tax equivalent basis, was $83,781 for the three months ended March 31, 2017 compared to $78,009 for the same period in 2016. This increase in interest income, on a tax equivalent basis, is due primarily to the additional earning assets from the KeyWorth acquisition and loan growth in the Company's non purchasd loan portfolio.

The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Loans	80.83%	79.87%	4.82%	4.93%
Mortgage loans held for sale	1.46	3.16	4.15	4.39
Securities	13.61	16.08	3.25	3.04
Other	4.10	0.89	0.72	0.47
Total earning assets	100.00%	100.00%	4.43%	4.57%

For the three months ending March 31, 2017, loan income, on a tax equivalent basis, increased $6,487 to $73,710 from $67,223 in the same period in 2016. The average balance of loans increased $716,538 for the three months ended March 31, 2017 compared to the same period in 2016 due to loan growth in the Company's non-purchased loan portfolio and the KeyWorth acquisition. The tax equivalent yield on loans was 4.82% for the three months ending March 31, 2017, an 11 basis point decrease from the same period in 2016. Excluding the impact from interest income collected on problem loans and purchase accounting adjustments, the tax equivalent yield on loans was 4.42% and 4.44% for the three months ending March 31, 2017 and 2016, respectively. The table below presents the reconciliation of this non-GAAP measure to reported taxable equivalent yield on loans.

	Three Months Ended
	March 31,
	2017	2016
Taxable equivalent interest income on loans, as reported	$73,710	$67,223
Net interest income collected on problem loans	567	622
Accretable yield recognized on purchased loans(1)	5,604	6,097
Interest income on loans (adjusted)	$67,539	$60,504

Average loans	$6,198,705	$5,482,167

Loan yield, as reported	4.82%	4.93%
Loan yield, adjusted	4.42%	4.44%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $2,741 and $1,871 for the three months ended March 31, 2017 and 2016, respectively, which increased our taxable equivalent loan yield by 18 basis points and 13 basis points for the same periods, respectively.

Investment income, on a tax equivalent basis, increased $25 to $8,367 for the three months ended March 31, 2017 from $8,342 for the same period in 2016. The average balance in the investment portfolio for the three months ended March 31, 2017 was $1,043,697 compared to $1,103,504 for the same period in 2016. The tax equivalent yield on the investment portfolio for the first three months of 2017 was 3.25%, up 21 basis points from 3.04% in the same period in 2016. Due to the recent increases in interest rates, the prepayment speeds for mortgage backed securities have slowed which have led to a higher yield on these securities.

Interest expense for the three months ended March 31, 2017 was $7,874 as compared to $6,205 for the same period in 2016. The cost of interest-bearing liabilities was 0.54% for the three months ended March 31, 2017 as compared to 0.45% for the same period in March 31, 2016.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Noninterest-bearing demand	21.00%	19.32%	—%	—%
Interest-bearing demand	45.96	43.39	0.22	0.18
Savings	7.46	7.46	0.07	0.07
Time deposits	21.79	21.92	0.81	0.68
Short-term borrowings	1.12	5.74	0.54	0.42
Long-term Federal Home Loan Bank advances	0.11	0.77	3.50	4.09
Subordinated notes	1.32	—	5.52	—
Other long term borrowings	1.24	1.40	5.32	5.52
Total deposits and borrowed funds	100.00%	100.00%	0.43%	0.37%

Interest expense on deposits was $5,149 and $3,960 for the three months ended March 31, 2017 and 2016, respectively. The cost of interest bearing deposits was 0.37% and 0.32% for the same periods. The increase is attributable to both the increase in the average balance of all interest bearing deposits as well as an increase in the interest rates on interest bearing demand deposits and time deposits. Although the Company continues to seek changes in the mix of our deposits from higher costing time deposits to lower costing interest-bearing deposits and non-interest bearing deposits, rates offered on the Company's interest-bearing deposit accounts, including time deposits, have increased to match competitive market interest rates in order to maintain stable sources of funding.

Interest expense on total borrowings was $2,725 and $2,245 for the first three months of 2017 and 2016, respectively. The average balance of borrowings decreased $257,070 to $282,008 for the three months ended March 31, 2017, as compared to $539,078 for the same period in 2016. The decrease is attributable to a decrease in short-term borrowings from the Federal Home Loan Bank offset by the subordinated notes offered in the third quarter of 2016. The cost of total borrowed funds was 3.92% and 1.67% for the first three months of 2017 and 2016, respectively. Although the average balance of borrowings have decreased, the lower costing short-term borrowings discussed above were replaced with the higher costing subordinated notes.

A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets
Three Months Ended March 31,
2017	2016
1.48%	1.68%

Noninterest income was $32,021 for the three months ended March 31, 2017 as compared to $33,302 for the same period in 2016. The decrease in noninterest income is primarily attributable to the decline in mortgage banking income resulting from rising interest rates in the fourth quarter of 2016 and the first quarter of 2017.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $7,931 and $7,991 for the three months ended March 31, 2017 and 2016, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,679 for the three months ended March 31, 2017 compared to $5,736 for the same period in 2016.

Fees and commissions increased to $5,199 for the first three months of March 31, 2017 as compared to $4,243 for the same period in 2016. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions, as well as servicing income from non-mortgage loans serviced by the Company. Fees associated with debit card usage were $4,299 for the three months ending March 31, 2017 as compared to $3,999 for the same period in 2016.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $1,860 and $1,962 for the three months ended March 31, 2017 and 2016, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients' policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $687 and $1,032 for the three months ended March 31, 2017 and 2016, respectively.

The Trust division within the Wealth Management segment operates on both a fully discretionary and a directed basis which includes administration of employee benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal, corporate and employee benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $2,884 for the three months ended March 31, 2017 compared to $2,891 for the same period in 2016. The market value of wealth management assets under management or administration was $3,021,347 and $2,987,061 at March 31, 2017 and March 31, 2016, respectively.

Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $318,144 in the three months ended March 31, 2017 compared to $458,500 for the same period in 2016. The decrease in mortgage loan originations is due to an increase in interest rates since September 30, 2016. The following table presents the components of mortgage banking income included in noninterest income for the three months ending March 31:

	2017	2016
Mortgage servicing income, net	$410	$627
Gain on sales of loans, net	6,554	5,847
Fees, net	3,540	5,441
Mortgage banking income, net	$10,504	$11,915

Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies. BOLI income increased to $1,113 for the first three months of March 31, 2017 as compared to $954 for the same period in 2016. The increase is primarily driven by death benefits received from existing policies as well as income from policies acquired in the acquisition of KeyWorth. In connection with this acquisition, the Company acquired BOLI with a cash surrender value of $8,376 at the acquisition date.

Other noninterest income was $2,530 and $3,417 for the three months ended March 31, 2017 and 2016, respectively.  Other noninterest income includes contingency income from our insurance underwriters, income from our SBA banking division, and other miscellaneous income and can fluctuate based on the claims experience in our Insurance agency, production in our SBA banking division, and recognition of other unseasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended March 31,
2017	2016
3.21%	3.53%

Noninterest expense was $69,309 and $69,814 for the three months ended March 31, 2017 and 2016, respectively. Merger and conversion expense was $345 for the three months ended March 31, 2017, as compared to $948 for the same period in 2016. During the three months ended March 31, 2017, the Company recognized a penalty charge of $205 in connection with the prepayment of $10,310 of junior subordinated debentures. No such charge was incurred during the comparable period in 2016. After considering these expenses, which are typically nonrecurring, noninterest expense remained relatively flat when compared to the first quarter of 2016.

Salaries and employee benefits decreased $184 to $42,209 for the three months ended March 31, 2017 as compared to $42,393 for the same period in 2016. Commission expense from mortgage production decreased year over year as a result of the decrease in mortgage originations during the first three months of 2017 when compared to the same period of 2016.

Data processing costs increased to $4,234 in the three months ended March 31, 2017 from $4,158 for the same period in 2016. The increase for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily attributable to the KeyWorth acquisition.

Net occupancy and equipment expense for the first three months of 2017 was $9,319, up from $8,224 for the same period in 2016. The increase in occupancy and equipment expense is primarily attributable to the KeyWorth acquisition coupled with enhancements to our IT infrastructure in response to banking and governmental regulation and increased global risk from cyber security breaches.

Expenses related to other real estate owned for the first three months of 2017 were $532 compared to $957 for the same period in 2016. Expenses on other real estate owned for the three months ended March 31, 2017 included write downs of $378 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $4,719 was sold during the three months ended March 31, 2017, resulting in a net gain of $327. Expenses on other real estate owned for the three months ended March 31, 2016 included a $294 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $3,661 was sold during the three months ended March 31, 2016, resulting in a net loss of $50.

Professional fees include fees for legal and accounting services. Professional fees were $2,067 for the three months ended March 31, 2017 as compared to $1,214 for the same period in 2016. Professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $1,592 for the three months ended March 31, 2017 compared to $1,637 for the same period in 2016.

Amortization of intangible assets totaled $1,563 and $1,697 for the three months ended March 31, 2017 and 2016, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from 3 months to 9.5 years.

Communication expenses, those expenses incurred for communication to clients and between employees, were $1,863 for the three months ended March 31, 2017 as compared to $2,171 for the same period in 2016. The decrease can be attributed to the transition from a traditional telephone system to a Voice over IP phone system, which is more cost efficient.

Efficiency Ratio
Three Months Ended March 31,
2017	2016
64.22%	66.42%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. Merger and conversion expenses and debt prepayment penalties contributed approximately 32 basis points and 19 basis points, respectively, to the efficiency ratio for the first three months of 2017. Merger and conversion expenses contributed approximately 90 basis points to the efficiency ratio for first three months of 2016. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to continue to improve from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.

Income Taxes

Income tax expense for the three months ended March 31, 2017 and 2016 was $11,255 and $10,526, respectively. The effective tax rates for those periods were 31.95% and 33.16%, respectively. Although taxable income has continued to increase, the decreased effective tax rate for the three months ended March 31, 2017 as compared to the same period in 2016 is the result of the excess tax benefit realized from the exercise of stock options and vesting of restricted stock.

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

For commercial and commercial real estate secured loans, risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Loan grades range from 1 to 9, with 1 being loans with the least credit risk. Allowance factors established by management are applied to the total balance of loans in each grade to determine the amount needed in the allowance for loan losses. The allowance factors are established based on historical loss ratios experienced by the Company for these loan types, as well as the credit quality criteria underlying each grade, adjusted for trends and expectations about losses inherent in our existing portfolios. In making these adjustments to the allowance factors, management takes into consideration factors which it believes are causing, or are likely in the future to cause, losses within our loan portfolio but which may not be fully reflected in our historical loss ratios. For portfolio balances of consumer, small balance consumer mortgage loans, such as 1-4 family mortgage loans, and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria.

The loss management committee and the Board of Directors’ loan committee monitor loans that are past due or those that have been downgraded and placed on the Company’s internal watch list due to a decline in the collateral value or cash flow of the debtor; the committees then adjust loan grades accordingly. This information is used to assist management in monitoring credit quality. In addition, the Company’s portfolio management committee monitors and identifies risks within the Company’s loan portfolio by focusing its efforts on reviewing and analyzing loans which are not on the Company’s internal watch list. The portfolio management committee monitors loans in portfolios or regions which management believes could be stressed or experiencing credit deterioration.

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

Net charge-offs for the first quarter of 2017 were $1,314, or 0.09% of average loans, compared to net charge-offs of $1,378, or 0.10% of average loans, for the same period in 2016. The levels of net charge-offs relative to the size of our loan portfolio continue to represent the lowest levels of charge-offs since the 2008-2009 recession. These metrics are due in part to the pace of the economic recovery, declining unemployment levels, improved labor participation rate, improved performance in the housing market, and the Company's continued efforts to bring problem credits to resolution.

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

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the markets in which we operate. The provision for purchased loans is calculated when there is evidence the loan has deteriorated from performance expectations established in conjunction with the determination of "Day 1 Fair Values" (which equal the outstanding customer balance of a purchased loan on the acquisition date less any credit and/or yield discount applied against the purchased loan) or since our most recent review of such portfolio's performance. Purchased loans either (1) exceeded the performance expectations established in determining the Day 1 Fair Values, resulting in a reversal of any previous provision for such loans, or (2) deteriorated from the performance expectations established in determining the Day 1 Fair Values, resulting in partial or full charge-offs of the carrying value of such purchased loans. If the purchased loan continues to exceed expectations subsequent to the reversal of previously established provision, then an adjustment to accretable yield is warranted, which has a positive impact on interest income. The provision for loan losses was $1,500 and $1,800 for the three months ended March 31, 2017 and 2016, respectively, The decrease is primarily attributable to continued improved credit quality measures and is a reflection of the Company's continued strategy to aggressively manage problem loans and assets.

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	March 31, 2017	December 31, 2016	March 31, 2016
Commercial, financial, agricultural	$5,112	$5,486	$4,171
Lease financing	225	196	193
Real estate – construction	2,119	2,380	1,943
Real estate – 1-4 family mortgage	12,162	14,294	14,542
Real estate – commercial mortgage	22,073	19,059	20,775
Installment loans to individuals	1,232	1,322	1,235
Total	$42,923	$42,737	$42,859

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	March 31, 2017	December 31, 2016	March 31, 2016
Specific reserves for impaired loans	$3,977	$4,141	$7,399
Allocated reserves for remaining portfolio	36,227	35,776	33,438
Purchased with deteriorated credit quality	2,719	2,820	$2,022
Total	$42,923	$42,737	$42,859

A majority of the loans purchased in the Company’s FDIC-assisted acquisitions and certain loans purchased and not covered under the Company's FDIC loss-share agreements are accounted for under ASC 310-30, “Loans and Debt Securities Purchased with Deteriorated Credit Quality” (“ASC 310-30”), and are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. As of March 31, 2017, the fair value of loans accounted for in accordance with ASC 310-30 was $255,739. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. The Company recorded an allowance for loan losses of $2,719 and $2,022 as of March 31, 2017 and 2016, respectively, for loans accounted for under ASC 310-30.

The table below reflects the activity in the allowance for loan losses for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
Balance at beginning of period	$42,737	$42,437
Charge-offs
Commercial, financial, agricultural	832	657
Lease financing	—	—
Real estate – construction	—	—
Real estate – 1-4 family mortgage	275	116
Real estate – commercial mortgage	227	1,001
Installment loans to individuals	264	180
Total charge-offs	1,598	1,954
Recoveries
Commercial, financial, agricultural	57	53
Lease financing	—	—
Real estate – construction	31	6
Real estate – 1-4 family mortgage	82	395
Real estate – commercial mortgage	95	92
Installment loans to individuals	19	30
Total recoveries	284	576
Net charge-offs	1,314	1,378
Provision for loan losses	1,500	1,800
Balance at end of period	$42,923	$42,859
Net charge-offs (annualized) to average loans	0.09%	0.10%
Allowance for loan losses to:
Total non purchased loans	0.89%	1.05%
Nonperforming nonpurchased loans	289.94%	302.14%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
Real estate – construction:
Residential	$(31)	$(6)
Commercial	—	—
Condominiums	—	—
Total real estate – construction	(31)	(6)
Real estate – 1-4 family mortgage:
Primary	207	46
Home equity	11	4
Rental/investment	10	(5)
Land development	(35)	(324)
Total real estate – 1-4 family mortgage	193	(279)
Real estate – commercial mortgage:
Owner-occupied	43	392
Non-owner occupied	92	290
Land development	(3)	227
Total real estate – commercial mortgage	132	909
Total net charge-offs of loans secured by real estate	$294	$624
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

	Non Purchased	Purchased	Total
March 31, 2017
Nonaccruing loans	$12,629	$8,495	$21,124
Accruing loans past due 90 days or more	2,175	11,897	14,072
Total nonperforming loans	14,804	20,392	35,196
Other real estate owned	5,056	16,266	21,322
Total nonperforming loans and OREO	19,860	36,658	56,518
Nonaccruing securities available-for-sale, at fair value	8,916	—	8,916
Total nonperforming assets	$28,776	$36,658	$65,434
Nonperforming loans to total loans			0.56%
Nonperforming assets to total assets			0.75%

December 31, 2016
Nonaccruing loans	$11,273	$11,347	$22,620
Accruing loans past due 90 days or more	2,079	10,815	12,894
Total nonperforming loans	13,352	22,162	35,514
Other real estate owned	5,929	17,370	23,299
Total nonperforming loans and OREO	19,281	39,532	58,813
Nonaccruing securities available-for-sale, at fair value	9,645	—	9,645
Total nonperforming assets	$28,926	$39,532	$68,458
Nonperforming loans to total loans			0.57%
Nonperforming assets to total assets			0.79%

At March 31, 2017, the acquisition of KeyWorth added $217 purchased nonperforming loans while the acquisitions of Heritage and M&F added $9,694 and $5,313, respectively, of such loans. The KeyWorth acquisition added $217 while the Heritage and M&F added $9,110 and $4,718 in purchased nonperforming loans at December 31, 2016.

The following table presents nonperforming loans by loan category as of the dates presented:

	March 31, 2017	December 31, 2016	March 31, 2016
Commercial, financial, agricultural	$3,807	$3,709	$1,888
Real estate – construction:
Residential	—	466	242
Commercial	—	—	—
Condominiums	—	—	—
Total real estate – construction	—	466	242
Real estate – 1-4 family mortgage:
Primary	7,802	6,179	8,391
Home equity	2,413	2,777	1,729
Rental/investment	1,962	2,292	5,115
Land development	1,624	1,656	2,025
Total real estate – 1-4 family mortgage	13,801	12,904	17,260
Real estate – commercial mortgage:
Owner-occupied	7,062	8,282	9,620
Non-owner occupied	8,316	6,821	9,368
Land development	1,826	2,757	5,839
Total real estate – commercial mortgage	17,204	17,860	24,827
Installment loans to individuals	384	575	192
Lease financing	—	—	—
Total nonperforming loans	$35,196	$35,514	$44,409

The decrease in the level of nonperforming loans from December 31, 2016 is a reflection of the Company's continued strategy to aggressively manage problem loans and assets even through the periods of purchasing problem loans and assets. The Company continues its efforts to bring problem credits to resolution. Total nonperforming loans as a percentage of total loans were 0.56% as of March 31, 2017 as compared to 0.57% as of December 31, 2016 and 0.80% as of March 31, 2016. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 121.95% as of March 31, 2017 as compared to 120.34% as of December 31, 2016 and 96.51% as of March 31, 2016.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at March 31, 2017. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $13,955 at March 31, 2017 as compared to $19,858 at December 31, 2016 and $17,736 at March 31, 2016. The 2016 acquisition of KeyWorth added $1,074 of purchased loans 30-89 days past due while the Heritage and First M&F mergers contributed $3,288 and $1,069, respectively, at March 31, 2017. The KeyWorth merger contributed $1,813 of purchased, loans 30-89 days past due while the Heritage and First M&F mergers contributed $2,909 and $3,662, respectively, at December 31, 2016.

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

	March 31, 2017	December 31, 2016	March 31, 2016
Nonaccruing loans	$21,124	$22,620	$26,766
Accruing loans past due 90 days or more	14,072	12,894	17,643
Total nonperforming loans	35,196	35,514	44,409
Restructured loans in compliance with modified terms	14,935	11,475	14,046
Total nonperforming and restructured loans	$50,131	$46,989	$58,455

As shown below, restructured loans totaled $14,935 at March 31, 2017 compared to $11,475 at December 31, 2016 and $14,046 at March 31, 2016. At March 31, 2017, loans restructured through interest rate concessions represented 36% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	March 31, 2017	December 31, 2016	March 31, 2016
Commercial, financial, agricultural	$—	$17	$251
Real estate – construction:
Residential	—	518	—
Total real estate – construction	—	518	—
Real estate – 1-4 family mortgage:
Primary	5,854	5,060	4,512
Home equity	253	246	—
Rental/investment	2,264	868	1,345
Land development	10	12	12
Total real estate – 1-4 family mortgage	8,381	6,186	5,869
Real estate – commercial mortgage:
Owner-occupied	4,361	2,496	3,257
Non-owner occupied	1,550	1,589	4,082
Land development	577	603	520
Total real estate – commercial mortgage	6,488	4,688	7,859
Installment loans to individuals	66	66	67

Total restructured loans in compliance with modified terms	$14,935	$11,475	$14,046

Changes in the Company’s restructured loans are set forth in the table below:

	2017	2016
Balance at January 1,	$11,475	$13,453
Additional loans with concessions	4,160	1,267
Reductions due to:
Reclassified as nonperforming	(56)	(134)
Paid in full	(217)	(398)
Charge-offs	(267)	—
Transfer to other real estate owned	—	—
Paydowns	(160)	(142)
Balance at March 31,	$14,935	$14,046

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $4,719 was sold during the three months ended March 31, 2017, resulting in a net gain of $327, while other real estate owned with a cost basis of $3,661 was sold during the three months ended March 31, 2016, resulting in a net loss of $50.
The following table provides details of the Company’s other real estate owned as of the dates presented:

	March 31, 2017	December 31, 2016	March 31, 2016
Residential real estate	$2,981	$2,929	$4,972
Commercial real estate	7,923	8,081	11,347
Residential land development	3,264	4,032	4,470
Commercial land development	7,154	8,257	12,445
Total other real estate owned	$21,322	$23,299	$33,234

Changes in the Company’s other real estate owned were as follows:

	2017	2016
Balance at January 1,	$23,299	$35,402
Transfers of loans	3,168	1,954
Impairments	(378)	(331)
Dispositions	(4,719)	(3,661)
Other	(48)	(130)
Balance at March 31,	$21,322	$33,234

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

The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing April 1, 2017, in each case as compared to the result under rates present in the market on March 31, 2017. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and does not take into account changes in the slope of the yield curve. On account of the present position of the target federal funds rate, the Company did not present an analysis assuming a downward movement in rates.

	Percentage Change In:
Immediate Change in Rates of:	Economic Value Equity (EVE)	Earning at Risk (EAR) (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	16.75%	5.58%	15.41%
+300	14.55%	4.59%	12.10%
+200	13.27%	3.43%	8.69%
+100	11.38%	1.94%	4.70%

The rate shock results for the net interest income simulations for the next twenty-four months produce a slightly asset sensitive position at March 31, 2017. The Company's interest rate risk strategy is to remain in an asset sensitive position with a focus on increasing variable rate loan production and generating deposits that are less sensitive to increases in interest rates.
The preceding measures assume no change in the size or asset/liability compositions of the balance sheet after adjustments were made to normalize short-term investments. The balance of short-term investments and deposits at March 31, 2017 was reduced by approximately $150,000 to account for anticipated runoff. The measures do not reflect future actions the ALCO may undertake in response to such changes in interest rates. The above results of the interest rate shock analysis are within the parameters set by the Board of Directors. The scenarios assume instantaneous movements in interest rates in increments of 100, 200, 300 and 400 basis points. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results will differ from simulated results.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, forward commitments, and interest rate lock commitments, as part of its ongoing efforts to mitigate its interest rate risk exposure. For more information about the Company’s derivative financial instruments, see the “Off-Balance Sheet Transactions” section below and Note 12, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.
Liquidity and Capital Resources

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Management continually monitors the Bank's liquidity and non-core dependency ratios to ensure compliance with targets established by the Asset/Liability Management Committee.

Core deposits, which are deposits excluding time deposits and public fund deposits, are a major source of funds used by Renasant Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring Renasant Bank’s liquidity.

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 13.04% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At March 31, 2017, securities with a carrying value of $675,844 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $666,874 similarly pledged at December 31, 2016.

Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were no short-term borrowings from the FHLB at March 31, 2017 compared to $100,000 at December 31, 2016. Long-term funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2017, the balance of our outstanding long-term advances with the FHLB was $8,284. The total amount of the remaining credit available to us from the FHLB at March 31, 2017 was $2,568,035. We also maintain lines of credit with other commercial banks totaling $80,000. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at March 31, 2017 or December 31, 2016.

In the third quarter of 2016, the Company issued and sold $60,000 aggregate principal amount of its 5.00% Fixed-to-Floating Rate Subordinated Notes due 2026 and $40,000 aggregate principal amount of its 5.50% Fixed-to-Floating Rate Subordinated Notes due 2031. The carrying value of the subordinated notes, net of unamortized debt issuance costs, was $98,162 at March 31, 2017.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Noninterest-bearing demand	21.00%	19.32%	—%	—%
Interest-bearing demand	45.96	43.39	0.22	0.18
Savings	7.46	7.46	0.07	0.07
Time deposits	21.79	21.92	0.81	0.68
Short-term borrowings	1.12	5.74	0.54	0.42
Long-term Federal Home Loan Bank advances	0.11	0.77	3.50	4.09
Subordinated notes	1.32	—	5.52	—
Other borrowed funds	1.24	1.40	5.32	5.52
Total deposits and borrowed funds	100.00%	100.00%	0.43%	0.37%

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

Cash and cash equivalents were $370,744 at March 31, 2017 compared to $218,483 at March 31, 2016. Cash used in investing activities for the three months ended March 31, 2017 was $53,530 compared to cash used in investing activities of $149,424 for the three months ended March 31, 2016. Proceeds from the sale, maturity or call of securities within our investment portfolio were $41,456 for the three months ended March 31, 2017 compared to $45,000 for the same period in 2016. These proceeds from the investment portfolio were primarily reinvested into the investment portfolio. Purchases of investment securities were $52,683 for the first three months of 2017 compared to $38,181 for the same period in 2016.

Cash provided by financing activities for the three months ended March 31, 2017 and 2016 was $51,708 and $197,013, respectively. Deposits increased $172,225 and $212,271 for the three months ended March 31, 2017 and 2016, respectively. Cash provided through deposit growth was partially used to fund loan growth.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2017, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $86,446. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,037. There were no amounts outstanding under this line of credit at March 31, 2017. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the three months ended March 31, 2017, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	March 31, 2017	December 31, 2016
Loan commitments	$1,292,320	$1,263,059
Standby letters of credit	43,896	44,086

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2017, the Company had notional amounts of $76,788 on interest rate contracts with corporate customers and $76,788 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.
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
For more information about the Company’s off-balance sheet transactions, see Note 12, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.
Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $1,251,065 at March 31, 2017 compared to $1,232,883 at December 31, 2016. Book value per share was $28.18 and $27.81 at March 31, 2017 and December 31, 2016, respectively. The growth in shareholders’ equity was primarily attributable to earnings retention and changes in accumulated other comprehensive income offset by dividends declared.

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

The Company has junior subordinated debentures with a carrying value of $85,470 at March 31, 2017, of which $82,592 are included in the Company’s Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital. Although our existing junior subordinated debentures are unaffected, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.

The Company has subordinated notes with a carrying value of $98,162 at March 31, 2017. These notes are included in the Company's Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the phase-in of the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$778,273	11.69%	$432,767	6.50%	$382,832	5.75%
Tier 1 risk-based capital ratio	860,684	12.93%	532,636	8.00%	482,702	7.25%
Total risk-based capital ratio	1,006,093	15.11%	665,795	10.00%	615,861	9.25%
Leverage capital ratios:
Tier 1 leverage ratio	860,684	10.39%	414,172	5.00%	331,337	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$864,457	13.00%	$432,291	6.50%	$382,411	5.75%
Tier 1 risk-based capital ratio	864,457	13.00%	532,050	8.00%	482,170	7.25%
Total risk-based capital ratio	911,704	13.71%	665,063	10.00%	615,183	9.25%
Leverage capital ratios:
Tier 1 leverage ratio	864,457	10.46%	413,267	5.00%	330,614	4.00%

December 31, 2016
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$766,560	11.47%	$434,267	6.50%	$342,403	5.125%
Tier 1 risk-based capital ratio	858,850	12.86%	534,483	8.00%	442,619	6.625%
Total risk-based capital ratio	1,004,038	15.03%	668,103	10.00%	576,239	8.625%
Leverage capital ratios:
Tier 1 leverage ratio	858,850	10.59%	405,441	5.00%	324,353	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$824,850	12.38%	$433,105	6.50%	$341,487	5.125%
Tier 1 risk-based capital ratio	824,850	12.38%	533,052	8.00%	441,434	6.625%
Total risk-based capital ratio	871,911	13.09%	666,315	10.00%	574,697	8.625%
Leverage capital ratios:
Tier 1 leverage ratio	824,850	10.20%	404,442	5.00%	323,554	4.00%

In July 2013, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”) that call for broad and comprehensive revision of regulatory capital standards for U.S. banking organizations. Generally, the Basel III Rules became effective on January 1, 2015, although parts of the Basel III Rules will be phased in through 2019.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2016. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. CONTROLS AND PROCEDURES
Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
During the three month period ended March 31, 2017, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Repurchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Shares	Maximum Number of Shares or Approximate Dollar Value That May Yet Be Purchased Under Share Repurchase Plans
January 1, 2017 to January 31, 2017	10,119	$42.22	—	—
February 1, 2017 to February 28, 2017	3,545	39.60	—	—
March 1, 2017 to March 31, 2017	21,298	42.22	—	—
Total	34,962	$41.95	—	—

(1)
Represents the number of shares withheld to satisfy federal and state tax liabilities related to the vesting of performance-based and time-based restricted stock awards during the three month period ended March 31, 2017.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(2)(i)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, First M&F Corporation and Merchants and Farmers Bank dated as of February 6, 2013(1)

(2)(ii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Heritage Financial Group, Inc. and HeritageBank of the South (2)

(2)(iii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, and KeyWorth Bank dated as of October 20, 2015 (3)

(2)(iv)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Metropolitan BancGroup, Inc. and Metropolitan Bank dated as of January 17, 2017 (4)

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (5)

(3)(ii)	Restated Bylaws of Renasant Corporation, as amended (6)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended (5)

(4)(ii)	Restated Bylaws of Renasant Corporation, as amended (6)

(10)(i)	Separation Agreement between Renasant Corporation and Michael D. Ross dated as of February 3, 2017(7)

(10)(ii)	Retirement Agreement between Renasant Corporation and O. Leonard Dorminey dated as of April 25, 2017

(12)(i)	Computation of Ratios of Earnings to Fixed Charges

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

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

(7)	Filed as exhibit 10.1 to the Form 8-K/A of the Company filed with the Securities and Exchange Commission on February 8, 2017 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENASANT CORPORATION
(Registrant)

Date:	May 10, 2017	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2017	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

(10)(ii)	Retirement Agreement between Renasant Corporation and O. Leonard Dorminey dated as of April 25, 2017

(12)(i)	Computation of Ratios of Earnings to Fixed Charges.

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).