Form 10-Q
period 2017-06-30
RENASANT CORP
filed 2017-08-09
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2017, 49,315,127 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$152,316	$160,570
Interest-bearing balances with banks	83,745	145,654
Cash and cash equivalents	236,061	306,224
Securities held to maturity (fair value of $353,064 and $362,893, respectively)	339,619	356,282
Securities available for sale, at fair value	737,006	674,248
Mortgage loans held for sale, at fair value	232,398	177,866
Loans, net of unearned income:
Non purchased loans and leases	5,058,898	4,713,572
Purchased loans	1,312,109	1,489,137
Total loans, net of unearned income	6,371,007	6,202,709
Allowance for loan losses	(44,149)	(42,737)
Loans, net	6,326,858	6,159,972
Premises and equipment, net	178,277	179,223
Other real estate owned:
Non purchased	4,305	5,929
Purchased	15,409	17,370
Total other real estate owned, net	19,714	23,299
Goodwill	470,534	470,534
Other intangible assets, net	21,018	24,074
Bank-owned life insurance	154,312	152,305
Mortgage servicing rights	31,826	26,302
Other assets	124,649	149,522
Total assets	$8,872,272	$8,699,851
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$1,642,863	$1,561,357
Interest-bearing	5,559,162	5,497,780
Total deposits	7,202,025	7,059,137
Short-term borrowings	120,121	109,676
Long-term debt	191,956	202,459
Other liabilities	86,384	95,696
Total liabilities	7,600,486	7,466,968
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 45,107,066 shares issued; 44,430,335 and 44,332,273 shares outstanding, respectively	225,535	225,535
Treasury stock, at cost	(20,107)	(21,692)
Additional paid-in capital	706,103	707,408
Retained earnings	370,723	337,536
Accumulated other comprehensive loss, net of taxes	(10,468)	(15,904)
Total shareholders’ equity	1,271,786	1,232,883
Total liabilities and shareholders’ equity	$8,872,272	$8,699,851
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income
Loans	$80,133	$76,785	$154,540	$146,022
Securities
Taxable	4,627	4,654	8,979	9,115
Tax-exempt	2,310	2,465	4,884	4,953
Other	509	104	1,065	177
Total interest income	87,579	84,008	169,468	160,267
Interest expense
Deposits	5,314	4,420	10,463	8,380
Borrowings	2,662	2,431	5,387	4,676
Total interest expense	7,976	6,851	15,850	13,056
Net interest income	79,603	77,157	153,618	147,211
Provision for loan losses	1,750	1,430	3,250	3,230
Net interest income after provision for loan losses	77,853	75,727	150,368	143,981
Noninterest income
Service charges on deposit accounts	7,958	7,521	15,889	15,512
Fees and commissions	5,470	4,877	10,669	9,121
Insurance commissions	2,181	2,175	4,041	4,137
Wealth management revenue	3,037	2,872	5,921	5,763
Mortgage banking income	12,424	13,420	22,928	25,335
Net gain on sales of securities	—	1,257	—	1,186
BOLI income	985	996	2,098	1,950
Other	2,210	2,468	4,740	5,884
Total noninterest income	34,265	35,586	66,286	68,888
Noninterest expense
Salaries and employee benefits	45,014	45,387	87,223	87,780
Data processing	3,835	4,502	8,069	8,660
Net occupancy and equipment	8,814	8,531	18,133	16,755
Other real estate owned	781	1,614	1,313	2,571
Professional fees	1,882	1,846	3,949	3,635
Advertising and public relations	2,430	1,742	4,022	3,379
Intangible amortization	1,493	1,742	3,056	3,439
Communications	1,908	2,040	3,771	4,211
Extinguishment of debt	—	329	205	329
Merger and conversion related expenses	3,044	2,807	3,389	3,755
Other	5,640	6,719	11,020	12,559
Total noninterest expense	74,841	77,259	144,150	147,073
Income before income taxes	37,277	34,054	72,504	65,796
Income taxes	11,993	11,154	23,248	21,680
Net income	$25,284	$22,900	$49,256	$44,116
Basic earnings per share	$0.57	$0.54	$1.11	$1.07
Diluted earnings per share	$0.57	$0.54	$1.11	$1.06
Cash dividends per common share	$0.18	$0.18	$0.36	$0.35
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$25,284	$22,900	$49,256	$44,116
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains on securities	2,569	812	5,476	3,875
Reclassification adjustment for gains realized in net income	—	(772)	—	(728)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(18)	(18)	(169)	(38)
Total securities	2,551	22	5,307	3,109
Derivative instruments:
Unrealized holding (losses) gains on derivative instruments	(165)	(428)	4	(1,694)
Total derivative instruments	(165)	(428)	4	(1,694)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	56	80	125	152
Total defined benefit pension and post-retirement benefit plans	56	80	125	152
Other comprehensive income (loss), net of tax	2,442	(326)	5,436	1,567
Comprehensive income	$27,726	$22,574	$54,692	$45,683

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$49,256	$44,116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	3,250	3,230
Depreciation, amortization and accretion	2,625	1,309
Deferred income tax expense	2,219	3,845
Funding of mortgage loans held for sale	(772,456)	(1,006,507)
Proceeds from sales of mortgage loans held for sale	729,532	968,800
Gains on sales of mortgage loans held for sale	(11,608)	(12,971)
Gains on sales of securities	—	(1,186)
Penalty on prepayment of debt	205	329
Losses on sales of premises and equipment	546	102
Stock-based compensation expense	2,411	1,715
Decrease in FDIC loss-share indemnification asset, net of accretion	—	1,049
Decrease (increase) in other assets	10,428	(6,613)
Decrease in other liabilities	(8,715)	(3,464)
Net cash provided by (used in) operating activities	7,693	(6,246)
Investing activities
Purchases of securities available for sale	(119,766)	(34,651)
Proceeds from sales of securities available for sale	2,946	4,028
Proceeds from call/maturities of securities available for sale	60,928	72,069
Purchases of securities held to maturity	—	(9,073)
Proceeds from call/maturities of securities held to maturity	15,507	81,510
Net increase in loans	(163,349)	(272,514)
Purchases of premises and equipment	(7,668)	(5,651)
Proceeds from sales of premises and equipment	1,255	1,198
Proceeds from sales of other assets	7,385	7,957
Net cash received in acquisition of businesses	—	25,263
Net cash used in investing activities	(202,762)	(129,864)
Financing activities
Net increase in noninterest-bearing deposits	81,506	107,969
Net increase in interest-bearing deposits	62,405	25,791
Net increase in short-term borrowings	10,445	20,361
Proceeds from long-term borrowings	—	277
Repayment of long-term debt	(11,063)	(5,436)
Cash paid for dividends	(16,068)	(14,498)
Net stock-based compensation transactions	(2,319)	401
Excess tax benefit from stock-based compensation	—	482
Net cash provided by financing activities	124,906	135,347
Net decrease in cash and cash equivalents	(70,163)	(763)
Cash and cash equivalents at beginning of period	306,224	211,571
Cash and cash equivalents at end of period	$236,061	$210,808
Supplemental disclosures
Cash paid for interest	$16,155	$12,624
Cash paid for income taxes	$12,701	$16,411
Noncash transactions:
Transfers of loans to other real estate owned	$4,227	$3,508
Financed sales of other real estate owned	$257	$150
Transfers of loans held for sale to loan portfolio	$—	$14,375
Common stock issued in acquisition of businesses	$—	$55,290

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”) and Renasant Insurance, Inc. The Company offers a diversified range of financial, fiduciary and insurance services to its retail and commercial customers through its subsidiaries and full service offices located throughout north and central Mississippi, Tennessee, Georgia, Alabama and north Florida.
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
Business Combinations: The Company completed its acquisition of KeyWorth Bank (“KeyWorth”) on April 1, 2016. KeyWorth’s financial condition and results of operations are included in the Company's financial condition and results of operations as of the acquisition date. The Company also recently completed its acquisition of Metropolitan BancGroup, Inc. (“Metropolitan”); the Metropolitan acquisition was completed on July 1, 2017, after the date of the financial statements included in this Form 10-Q.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements. On July 1, 2017, the Company completed its previously-announced acquisition of Metropolitan. The terms of the merger with Metropolitan are disclosed in Note 2, “Mergers and Acquisitions”. The Company has determined that no other significant events occurred after June 30, 2017 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Impact of Recently-Issued Accounting Standards and Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of this standard to annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact, if any, ASU 2014-09 will have on its financial position and results of operations, and its financial statement disclosures.
In January 2016, FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 revises the accounting for the classification and measurement of investments in equity securities and revises the presentation of certain fair value changes for financial liabilities measured at fair value. For equity securities, the guidance in ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income. For financial liabilities that are measured at fair value in accordance with the fair value option, the guidance requires presenting, in other comprehensive income, the change in fair value that relates to a change in instrument-specific credit risk. ASU 2016-01 also eliminates the disclosure assumptions used to estimate fair value for financial instruments measured at amortized cost and requires disclosure of an exit price notion in determining the fair value of financial instruments measured at amortized cost. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017. The Company is evaluating the impact, if any, that ASU 2016-01 will have on its financial position and results of operations, and its financial statement disclosures.
In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 amends the accounting model and disclosure requirements for leases.  The current accounting model for leases distinguishes between capital leases, which are recognized on-balance sheet, and operating leases, which are not.  Under the new standard, the lease classifications are defined as finance leases, which are similar to capital leases under current GAAP, and operating leases.  Further, a lessee will recognize a lease liability and a right-of-use asset for all leases with a term greater than 12 months on its balance sheet regardless of the lease’s classification, which may significantly increase reported assets and liabilities.  The accounting model and disclosure requirements for lessors remains substantially unchanged from current GAAP.  ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact ASU 2016-02 will have on its financial position and results of operations, and its financial statement disclosures, and the expected results include the recognition of leased assets and related lease liabilities on the balance sheet, along with leasehold amortization and interest expense recognized in the statement of income.
In March 2016, FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  ASU 2016-09 is intended to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes. The Company adopted ASU 2016-09 beginning January 1, 2017 and, as a result recognized as income tax expense in the Company's consolidated statement of income for the six months ended June 30, 2017 an excess tax benefit realized from the exercise of stock options and vesting of restricted stock. Furthermore, the presentation of certain elements of share-based payment transactions in the Company's consolidated statements of cash flows was updated to comply with the standard update.
In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The update will significantly change the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset's remaining life. FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model would include loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. For public companies, this update becomes effective for interim and annual periods beginning after December 15, 2019. The Company has formed an implementation committee comprised of both accounting and credit employees to guide Renasant Bank through the implementation of ASU 2016-13. Currently, this committee is gaining an understanding of the potential impact of the CECL model, reviewing the model requirements and ensuring data integrity across all reporting systems. The Company has also engaged consulting firms and software providers to assist in evaluating the varying approaches to the implementation of the CECL model.
In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows, including (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. For public companies, this amendment becomes effective for interim and annual periods beginning after December 15, 2017. ASU 2016-15 only impacts the presentation of specific items within the Statement of Cash Flows and is not expected to have a material impact on the Company's financial statements.
In January 2017, FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business” (“ASU 2017-01”), that changes the definition of a business when evaluating whether transactions should be accounted for as the acquisition of assets or the acquisition of a business.  ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the assets acquired are concentrated in a single asset or a group of similar identifiable assets; if so, the acquired assets or group of similar identifiable assets is not considered a business.  In addition, the guidance requires that, to be considered a business, the acquired assets must include an input and a substantive process that together significantly contribute to the ability to create output. The ASU removes the evaluation of whether a market participant could replace any of the missing elements.  ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017 and is not expected to have a material impact on the Company’s financial statements.
In January 2017, FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323) Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings” (“ASU 2017-03”), that provides guidance on additional qualitative disclosures required when the impact of the adoption of ASU 2014-09, ASU 2016-02 and ASU 2016-13 on a registrant's financial statements cannot reasonably be estimated by the registrant. ASU 2017-03 was effective when issued and the appropriate disclosures have been added where necessary.

In January 2017, FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350)” (“ASU 2017-04”). ASU 2017-04 will amend and simplify current goodwill impairment testing by eliminating certain testing under the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the quantitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for interim and annual periods beginning after December 15, 2019 and is not expected to have a material impact on the Company’s financial statements.
In March 2017, FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). ASU 2017-07 requires employers to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. These amendments also allow only the service cost component to be eligible for capitalization when applicable.  ASU 2017-07 will be effective for interim and annual periods beginning after December 15, 2017.  The Company is evaluating the effect that ASU 2017-07 will have on its financial position and results of operations and its financial statement disclosures.
In March 2017, FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). ASU 2017-08 requires the amortization period for certain callable debt securities held at a premium to be the earliest call date.  ASU 2017-08 will be effective for interim and annual periods beginning after December 15, 2018.  The Company is evaluating the effect that ASU 2017-08 will have on its financial position and results of operations and its financial statement disclosures.
In May 2017, FASB issued ASU 2017-09, “Compensation - Stock Compensation (Subtopic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  ASU 2017-09 will be effective for interim and annual periods beginning after December 15, 2018.  The Company is evaluating the effect that ASU 2017-09 will have on its financial position and results of operations and its financial statement disclosures.

Note 2 – Mergers and Acquisitions
(In Thousands, Except Share Data)
Acquisition of Metropolitan BancGroup, Inc.
Effective July 1, 2017, the Company completed its acquisition of Metropolitan, the parent company of Metropolitan Bank, in a transaction valued at approximately $218,000. The Company issued 4,883,182 shares of common stock and paid approximately $4,764 to Metropolitan stock option holders for 100% of the voting equity interest in Metropolitan. At closing, Metropolitan merged with and into Renasant, with Renasant the surviving corporation in the merger; immediately thereafter, Metropolitan Bank merged with and into Renasant Bank, with Renasant Bank the surviving banking corporation in the merger.
Prior to any determination of purchase accounting adjustments, as a result of the acquisition, the Company acquired total assets of approximately $1,220,000, which included total loans of approximately $990,000, total deposits of approximately $940,000, and eight banking locations in Nashville and Memphis, Tennessee and the Jackson, Mississippi Metropolitan Statistical Area. The Company is finalizing the fair value of assets acquired and liabilities assumed as part of the acquisition.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities
(In Thousands, Except Number of Securities)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Obligations of other U.S. Government agencies and corporations	$12,602	$6	$(77)	$12,531
Obligations of states and political subdivisions	327,017	13,657	(141)	340,533
	$339,619	$13,663	$(218)	$353,064
December 31, 2016
Obligations of other U.S. Government agencies and corporations	$14,101	$4	$(187)	$13,918
Obligations of states and political subdivisions	342,181	8,572	(1,778)	348,975
	$356,282	$8,576	$(1,965)	$362,893

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Obligations of other U.S. Government agencies and corporations	$2,053	$81	$—	$2,134
Residential mortgage backed securities:
Government agency mortgage backed securities	419,848	3,317	(2,288)	420,877
Government agency collateralized mortgage obligations	222,110	1,133	(1,948)	221,295
Commercial mortgage backed securities:
Government agency mortgage backed securities	50,167	1,032	(146)	51,053
Government agency collateralized mortgage obligations	1,746	8	—	1,754
Trust preferred securities	21,793	—	(4,801)	16,992
Other debt securities	22,519	427	(45)	22,901
	$740,236	$5,998	$(9,228)	$737,006

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Obligations of other U.S. Government agencies and corporations	$2,066	$92	$—	$2,158
Residential mortgage backed securities:
Government agency mortgage backed securities	414,019	1,941	(6,643)	409,317
Government agency collateralized mortgage obligations	171,362	831	(3,367)	168,826
Commercial mortgage backed securities:
Government agency mortgage backed securities	50,628	696	(461)	50,863
Government agency collateralized mortgage obligations	2,528	38	(16)	2,550
Trust preferred securities	23,749	—	(5,360)	18,389
Other debt securities	22,053	310	(218)	22,145
	$686,405	$3,908	$(16,065)	$674,248

During the first quarter of 2017, the Company sold residential mortgage backed securities with a carrying value of $2,946 at the time of sale for net proceeds of $2,946 resulting in no gain or loss on the sale. There were no securities sold during the second quarter of 2017. During the first six months of 2016, the Company sold "other equity" securities with a carrying value of $2,842 at the time of sale for net proceeds of $4,028 resulting in a net gain of $1,186.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Gross realized gains on sales of securities available for sale for the three and six months ended June 30, 2017 and 2016, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gross gains on sales of securities available for sale	$—	$1,257	$—	$1,257
Gross losses on sales of securities available for sale	—	—	—	(71)
Gains on sales of securities available for sale, net	$—	$1,257	$—	$1,186

At June 30, 2017 and December 31, 2016, securities with a carrying value of $349,741 and $642,447, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $21,163 and $24,426 were pledged as collateral for short-term borrowings and derivative instruments at June 30, 2017 and December 31, 2016, respectively.
The amortized cost and fair value of securities at June 30, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$14,605	$14,735	$—	$—
Due after one year through five years	108,014	111,811	2,053	2,134
Due after five years through ten years	129,897	135,500	3,040	3,116
Due after ten years	87,103	91,018	21,793	16,992
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	419,848	420,877
Government agency collateralized mortgage obligations	—	—	222,110	221,295
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	50,167	51,053
Government agency collateralized mortgage obligations	—	—	1,746	1,754
Other debt securities	—	—	19,479	19,785
	$339,619	$353,064	$740,236	$737,006

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
June 30, 2017
Obligations of other U.S. Government agencies and corporations	4	$12,025	$(77)	0	$—	$—	4	$12,025	$(77)
Obligations of states and political subdivisions	17	11,846	(136)	2	523	(5)	19	12,369	(141)
Total	21	$23,871	$(213)	2	$523	$(5)	23	24,394	$(218)
December 31, 2016
Obligations of other U.S. Government agencies and corporations	4	$11,915	$(187)	0	$—	$—	4	$11,915	$(187)
Obligations of states and political subdivisions	102	83,362	(1,778)	0	—	—	102	83,362	(1,778)
Total	106	$95,277	$(1,965)	0	$—	$—	106	$95,277	$(1,965)
Available for Sale:
June 30, 2017
Obligations of other U.S. Government agencies and corporations	0	$—	$—	0	$—	$—	0	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	89	213,161	(1,911)	8	16,818	(377)	97	229,979	(2,288)
Government agency collateralized mortgage obligations	29	94,314	(911)	16	36,107	(1,037)	45	130,421	(1,948)
Commercial mortgage backed securities:
Government agency mortgage backed securities	3	7,862	(138)	2	1,082	(8)	5	8,944	(146)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	3	16,992	(4,801)	3	16,992	(4,801)
Other debt securities	2	6,658	(38)	1	1,205	(7)	3	7,863	(45)
Total	123	$321,995	$(2,998)	30	$72,204	$(6,230)	153	$394,199	$(9,228)
December 31, 2016
Obligations of other U.S. Government agencies and corporations	0	$—	$—	0	$—	$—	0	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	131	298,400	(6,042)	5	11,504	(601)	136	309,904	(6,643)
Government agency collateralized mortgage obligations	40	97,356	(1,845)	14	33,786	(1,522)	54	131,142	(3,367)
Commercial mortgage backed securities:
Government agency mortgage backed securities	9	21,933	(453)	2	1,101	(8)	11	23,034	(461)
Government agency collateralized mortgage obligations	1	1,729	(16)	0	—	—	1	1,729	(16)
Trust preferred securities	0	—	—	3	18,389	(5,360)	3	18,389	(5,360)
Other debt securities	3	7,946	(208)	2	2,475	(10)	5	10,421	(218)
Total	184	$427,364	$(8,564)	26	$67,255	$(7,501)	210	$494,619	$(16,065)

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

The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company has experienced an overall improvement in the fair value of its investment portfolio and is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any OTTI for the three or six months ended June 30, 2017 or 2016.
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $21,793 and $23,749 and a fair value of $16,992 and $18,389 at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, the investments in pooled trust preferred securities consisted of three securities representing interests in various tranches of trusts collateralized by debt issued by over 250 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments before recovery of the investments' amortized cost, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be at maturity. At June 30, 2017, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for all three trust preferred securities and recognized credit related impairment losses on these securities in 2010 and 2011. No additional impairment was recognized during the six months ended June 30, 2017.
The Company's analysis of the pooled trust preferred securities during the second quarter of 2017 supported a return to accrual status for the last remaining security (XXIV), which had been in "payment in kind" status until December 2016. An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on this security. The Company had in previous years placed the other two pooled trust preferred securities (XXIII and XXVI) back on accrual status.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at June 30, 2017:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XXIII	Pooled	B-2	$8,293	$5,788	$(2,505)	Baa3	16%
XXIV	Pooled	B-2	9,327	8,078	(1,249)	Ba1	22%
XXVI	Pooled	B-2	4,173	3,126	(1,047)	Ba3	19%
			$21,793	$16,992	$(4,801)

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

Note 4 – Non Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean non purchased loans.

The following is a summary of non purchased loans and leases as of the dates presented:

	June 30, 2017	December 31, 2016
Commercial, financial, agricultural	$657,713	$589,290
Lease financing	52,347	49,250
Real estate – construction	424,861	483,926
Real estate – 1-4 family mortgage	1,551,934	1,425,730
Real estate – commercial mortgage	2,281,220	2,075,137
Installment loans to individuals	94,104	92,648
Gross loans	5,062,179	4,715,981
Unearned income	(3,281)	(2,409)
Loans, net of unearned income	5,058,898	4,713,572

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2017
Commercial, financial, agricultural	$975	$—	$654,670	$655,645	$—	$1,770	$298	$2,068	$657,713
Lease financing	—	170	52,177	52,347	—	—	—	—	52,347
Real estate – construction	—	—	424,861	424,861	—	—	—	—	424,861
Real estate – 1-4 family mortgage	6,722	538	1,540,332	1,547,592	—	1,999	2,343	4,342	1,551,934
Real estate – commercial mortgage	1,068	517	2,274,705	2,276,290	634	2,395	1,901	4,930	2,281,220
Installment loans to individuals	293	58	93,680	94,031	—	65	8	73	94,104
Unearned income	—	—	(3,281)	(3,281)	—	—	—	—	(3,281)
Total	$9,058	$1,283	$5,037,144	$5,047,485	$634	$6,229	$4,550	$11,413	$5,058,898
December 31, 2016
Commercial, financial, agricultural	$811	$720	$586,730	$588,261	$—	$932	$97	$1,029	$589,290
Lease financing	193	—	48,919	49,112	—	138	—	138	49,250
Real estate – construction	995	—	482,931	483,926	—	—	—	—	483,926
Real estate – 1-4 family mortgage	6,189	1,136	1,414,254	1,421,579	161	1,222	2,768	4,151	1,425,730
Real estate – commercial mortgage	2,283	99	2,066,821	2,069,203	580	2,778	2,576	5,934	2,075,137
Installment loans to individuals	324	124	92,179	92,627	—	21	—	21	92,648
Unearned income	—	—	(2,409)	(2,409)	—	—	—	—	(2,409)
Total	$10,795	$2,079	$4,689,425	$4,702,299	$741	$5,091	$5,441	$11,273	$4,713,572
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loans accounted for under FASB Accounting Standards Codification Topic (“ASC”) 310-20, “Nonrefundable Fees and Other Cost” (“ASC 310-20”), and which are impaired loans recognized in conformity with ASC 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
June 30, 2017
Commercial, financial, agricultural	$2,298	$2,068	$—	$2,068	$150
Real estate – construction	314	314	—	314	2
Real estate – 1-4 family mortgage	10,692	8,860	—	8,860	830
Real estate – commercial mortgage	16,543	13,742	568	14,310	2,148
Installment loans to individuals	144	142	—	142	—
Total	$29,991	$25,126	$568	$25,694	$3,130
December 31, 2016
Commercial, financial, agricultural	$1,577	$1,175	$—	$1,175	$136
Real estate – construction	517	517	—	517	1
Real estate – 1-4 family mortgage	10,823	9,207	—	9,207	1,091
Real estate – commercial mortgage	15,007	10,053	568	10,621	2,397
Installment loans to individuals	87	87	—	87	1
Totals	$28,011	$21,039	$568	$21,607	$3,626

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$1,873	$—	$1,232	$21
Real estate – construction	295	6	117	2
Real estate – 1-4 family mortgage	8,911	89	16,157	123
Real estate – commercial mortgage	14,487	176	11,660	91
Installment loans to individuals	160	2	67	1
Total	$25,726	$273	$29,233	$238

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$2,187	$—	$1,265	$23
Real estate – construction	268	6	58	2
Real estate – 1-4 family mortgage	8,892	110	16,415	195
Real estate – commercial mortgage	14,635	279	11,986	196
Installment loans to individuals	166	2	67	1
Total	$26,148	$397	$29,791	$417

Restructured Loans
Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower’s financial condition and which are performing in accordance with the new terms. Such concessions may include reduction in interest

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

rates or deferral of interest or principal payments. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest.
The following tables illustrate the impact of modifications classified as restructured loans which were held on the Consolidated Balance Sheet at period end and are segregated by class for the periods presented.

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended June 30, 2017
Real estate – 1-4 family mortgage	3	$127	$126
Real estate – commercial mortgage	1	366	62
Installment loans to individuals	1	4	4
Total	5	$497	$192
Three months ended June 30, 2016
Real estate – 1-4 family mortgage	3	$676	$662
Total	3	$676	$662

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Six months ended June 30, 2017
Real estate – 1-4 family mortgage	5	$304	$297
Real estate – commercial mortgage	2	453	147
Installment loans to individuals	1	4	4
Total	8	$761	$448
Six months ended June 30, 2016
Real estate – 1-4 family mortgage	7	$987	$963
Total	7	$987	$963

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There was one restructured loan in the amount of $71 contractually 90 days past due or more and still accruing at June 30, 2017 and no restructured loans contractually 90 days past due or more and still accruing at June 30, 2016. The outstanding balance of restructured loans on nonaccrual status was $4,409 and $5,562 at June 30, 2017 and June 30, 2016, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2017	53	$7,447
Additional loans with concessions	9	536
Reductions due to:
Reclassified as nonperforming	(2)	(126)
Paid in full	(6)	(368)
Charge-offs	(1)	(250)
Principal paydowns	—	(181)
Totals at June 30, 2017	53	$7,058

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The allocated allowance for loan losses attributable to restructured loans was $238 and $790 at June 30, 2017 and June 30, 2016, respectively. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2017 and June 30, 2016, respectively.
Credit Quality
For commercial and commercial real estate loans, internal risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of these loans. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loans that migrate toward the “Pass” grade (those with a risk rating between 1 and 4) or within the “Pass” grade generally have a lower risk of loss and therefore a lower risk factor applied to the loan balances. The “Watch” grade (those with a risk rating of 5) is utilized on a temporary basis for “Pass” grade loans where a significant adverse risk-modifying action is anticipated in the near term. Loans that migrate toward the “Substandard” grade (those with a risk rating between 6 and 9) generally have a higher risk of loss and therefore a higher risk factor applied to the related loan balances. The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

	Pass	Watch	Substandard	Total
June 30, 2017
Commercial, financial, agricultural	$486,168	$2,032	$1,122	$489,322
Real estate – construction	368,987	444	—	369,431
Real estate – 1-4 family mortgage	227,554	2,938	5,018	235,510
Real estate – commercial mortgage	1,919,279	15,594	11,463	1,946,336
Total	$3,001,988	$21,008	$17,603	$3,040,599
December 31, 2016
Commercial, financial, agricultural	$434,323	$4,531	$850	$439,704
Real estate – construction	402,156	393	—	402,549
Real estate – 1-4 family mortgage	190,882	3,374	6,129	200,385
Real estate – commercial mortgage	1,734,523	18,118	13,088	1,765,729
Total	$2,761,884	$26,416	$20,067	$2,808,367

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Performing	Non- Performing	Total
June 30, 2017
Commercial, financial, agricultural	$166,730	$1,661	$168,391
Lease financing	48,896	170	49,066
Real estate – construction	55,430	—	55,430
Real estate – 1-4 family mortgage	1,314,051	2,373	1,316,424
Real estate – commercial mortgage	333,298	1,586	334,884
Installment loans to individuals	93,973	131	94,104
Total	$2,012,378	$5,921	$2,018,299
December 31, 2016
Commercial, financial, agricultural	$148,499	$1,087	$149,586
Lease financing	46,703	138	46,841
Real estate – construction	81,377	—	81,377
Real estate – 1-4 family mortgage	1,222,816	2,529	1,225,345
Real estate – commercial mortgage	308,609	799	309,408
Installment loans to individuals	92,504	144	92,648
Total	$1,900,508	$4,697	$1,905,205

Note 5 – Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 5, all references to “loans” mean purchased loans.

The following is a summary of purchased loans as of the dates presented:

	June 30, 2017	December 31, 2016
Commercial, financial, agricultural	$102,869	$128,200
Real estate – construction	35,946	68,753
Real estate – 1-4 family mortgage	400,460	452,447
Real estate – commercial mortgage	759,743	823,758
Installment loans to individuals	13,091	15,979
Gross loans	1,312,109	1,489,137
Unearned income	—	—
Loans, net of unearned income	1,312,109	1,489,137

Past Due and Nonaccrual Loans
The Company’s policies with respect to placing loans on nonaccrual status or charging off loans, and its accounting for interest on any such loans, are described above in Note 4, “Non Purchased Loans.”
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2017
Commercial, financial, agricultural	$124	$564	$101,732	$102,420	$—	$173	$276	$449	$102,869
Real estate – construction	—	—	35,946	35,946	—	—	—	—	35,946
Real estate – 1-4 family mortgage	2,363	3,210	391,218	396,791	207	2,208	1,254	3,669	400,460
Real estate – commercial mortgage	1,874	4,347	751,880	758,101	—	287	1,355	1,642	759,743
Installment loans to individuals	118	7	12,799	12,924	10	2	155	167	13,091
Unearned income	—	—	—	—	—	—	—	—	—
Total	$4,479	$8,128	$1,293,575	$1,306,182	$217	$2,670	$3,040	$5,927	$1,312,109
December 31, 2016
Commercial, financial, agricultural	$823	$990	$125,417	$127,230	$260	$381	$329	$970	$128,200
Real estate – construction	527	321	67,760	68,608	—	145	—	145	68,753
Real estate – 1-4 family mortgage	4,572	3,382	440,258	448,212	417	2,047	1,771	4,235	452,447
Real estate – commercial mortgage	3,045	6,112	808,886	818,043	—	2,661	3,054	5,715	823,758
Installment loans to individuals	96	10	15,591	15,697	—	156	126	282	15,979
Unearned income	—	—	—	—	—	—	—	—	—
Total	$9,063	$10,815	$1,457,912	$1,477,790	$677	$5,390	$5,280	$11,347	$1,489,137

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
Loans accounted for under ASC 310-20, and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
June 30, 2017
Commercial, financial, agricultural	$350	$112	$221	$333	$16
Real estate – 1-4 family mortgage	5,058	1,724	2,715	4,439	48
Real estate – commercial mortgage	2,581	1,642	888	2,530	11
Installment loans to individuals	24	6	13	19	3
Total	$8,013	$3,484	$3,837	$7,321	$78
December 31, 2016
Commercial, financial, agricultural	$732	$487	$224	$711	$310
Real estate – construction	147	145	—	145	—
Real estate – 1-4 family mortgage	3,095	1,496	1,385	2,881	43
Real estate – commercial mortgage	2,485	2,275	183	2,458	48
Installment loans to individuals	215	135	55	190	114
Totals	$6,674	$4,538	$1,847	$6,385	$515

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$342	$1	$237	$2
Real estate – 1-4 family mortgage	4,960	47	1,644	5
Real estate – commercial mortgage	2,515	30	2,504	35
Installment loans to individuals	19	—	12	—
Total	$7,836	$78	$4,397	$42

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$347	$3	$241	$2
Real estate – 1-4 family mortgage	5,032	62	1,634	14
Real estate – commercial mortgage	2,284	51	2,474	45
Installment loans to individuals	21	—	14	—
Total	$7,684	$116	$4,363	$61

Loans accounted for under ASC 310-30, and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
June 30, 2017
Commercial, financial, agricultural	$19,906	$6,255	$5,751	$12,006	$339
Real estate – 1-4 family mortgage	74,931	19,206	43,950	63,156	692
Real estate – commercial mortgage	196,028	56,788	103,063	159,851	1,128
Installment loans to individuals	1,927	665	1,118	1,783	1
Total	$292,792	$82,914	$153,882	$236,796	$2,160
December 31, 2016
Commercial, financial, agricultural	$20,697	$4,555	$7,439	$11,994	$372
Real estate – construction	1,141	—	840	840	—
Real estate – 1-4 family mortgage	86,725	21,887	50,065	71,952	841
Real estate – commercial mortgage	229,075	62,449	122,538	184,987	1,606
Installment loans to individuals	2,466	366	1,619	1,985	1
Totals	$340,104	$89,257	$182,501	$271,758	$2,820

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-30 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$14,894	$252	$16,361	$287
Real estate – construction	—	—	3,562	39
Real estate – 1-4 family mortgage	72,933	759	98,200	1,083
Real estate – commercial mortgage	181,007	2,169	239,564	2,903
Installment loans to individuals	1,935	19	2,705	29
Total	$270,769	$3,199	$360,392	$4,341

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$14,048	$487	$16,872	$611
Real estate – construction	—	—	3,572	65
Real estate – 1-4 family mortgage	73,656	1,582	98,874	2,030
Real estate – commercial mortgage	182,894	4,394	240,254	5,593
Installment loans to individuals	1,966	38	2,776	56
Total	$272,564	$6,501	$362,348	$8,355

Restructured Loans
An explanation of what constitutes a “restructured loan,” and management’s analysis in determining whether to restructure a loan, are described above in Note 4, “Non Purchased Loans.”
The following tables illustrate the impact of modifications classified as restructured loans which were held on the Consolidated Balance Sheet at period end and are segregated by class for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended June 30, 2017
Real estate – 1-4 family mortgage	4	$463	$367
Total	4	$463	$367
Three months ended June 30, 2016
Real estate – 1-4 family mortgage	2	$148	$147
Total	2	$148	$147

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Six months ended June 30, 2017
Real estate – 1-4 family mortgage	14	$2,684	$2,178
Real estate – commercial mortgage	4	2,721	1,999
Total	18	$5,405	$4,177
Six months ended June 30, 2016
Real estate – 1-4 family mortgage	8	$501	$390
Real estate – commercial mortgage	2	612	606
Total	10	$1,113	$996

There were seven restructured loans in the amount of $534 contractually 90 days past due or more and still accruing at June 30, 2017 and no restructured loans contractually 90 days past due or more and still accruing at June 30, 2016. The outstanding balance of restructured loans on nonaccrual status was $446 and $4,979 at June 30, 2017 and June 30, 2016, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2017	42	$4,028
Additional loans with concessions	18	4,209
Reductions due to:
Reclassified as nonperforming	(6)	(534)
Charge-offs	(1)	(17)
Lapse of concession period	(1)	(101)
Totals at June 30, 2017	52	$7,409

The allocated allowance for loan losses attributable to restructured loans was $27 and $34 at June 30, 2017 and June 30, 2016, respectively. The Company had $5 and no remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2017 and June 30, 2016, respectively.
Credit Quality
A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 4, “Non Purchased Loans.” The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pass	Watch	Substandard	Total
June 30, 2017
Commercial, financial, agricultural	$76,505	$2,054	$409	$78,968
Real estate – construction	35,007	—	—	35,007
Real estate – 1-4 family mortgage	89,147	6,003	204	95,354
Real estate – commercial mortgage	565,140	7,585	972	573,697
Installment loans to individuals	—	—	4	4
Total	$765,799	$15,642	$1,589	$783,030
December 31, 2016
Commercial, financial, agricultural	$102,777	$2,370	$1,491	$106,638
Real estate – construction	61,206	2,640	—	63,846
Real estate – 1-4 family mortgage	105,265	7,665	364	113,294
Real estate – commercial mortgage	608,192	8,445	723	617,360
Installment loans to individuals	—	—	114	114
Total	$877,440	$21,120	$2,692	$901,252

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing		Non- Performing	Total
June 30, 2017
Commercial, financial, agricultural	$11,833		$62	$11,895
Real estate – construction	939		—	939
Real estate – 1-4 family mortgage	240,610		1,340	241,950
Real estate – commercial mortgage	25,403		792	26,195
Installment loans to individuals	11,142		162	11,304
Total	$289,927		$2,356	$292,283
December 31, 2016
Commercial, financial, agricultural	$9,489		$79	$9,568
Real estate – construction	3,601	5	466	4,067
Real estate – 1-4 family mortgage	265,697		1,504	267,201
Real estate – commercial mortgage	21,353		58	21,411
Installment loans to individuals	13,712		168	13,880
Total	$313,852		$2,275	$316,127

Loans Purchased with Deteriorated Credit Quality
Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Total Purchased Credit Deteriorated Loans
June 30, 2017
Commercial, financial, agricultural	$12,006
Real estate – 1-4 family mortgage	63,156
Real estate – commercial mortgage	159,851
Installment loans to individuals	1,783
Total	$236,796
December 31, 2016
Commercial, financial, agricultural	$11,994
Real estate – construction	840
Real estate – 1-4 family mortgage	71,952
Real estate – commercial mortgage	184,987
Installment loans to individuals	1,985
Total	$271,758

The following table presents the fair value of loans determined to be impaired at the time of acquisition and determined not to be impaired at the time of acquisition at June 30, 2017:

Total Purchased Credit Deteriorated Loans
Contractually-required principal and interest	$344,571
Nonaccretable difference(1)	(78,519)
Cash flows expected to be collected	266,052
Accretable yield(2)	(29,256)
Fair value	$236,796

(1)	Represents contractual principal and interest cash flows of $78,502 and $17, respectively, not expected to be collected.

(2)	Represents contractual interest payments of $756 expected to be collected and purchase discount of $28,500.
Changes in the accretable yield of loans purchased with deteriorated credit quality were as follows:

Total Purchased Credit Deteriorated Loans
Balance at January 1, 2017	$(36,326)
Additions due to acquisition	—
Reclasses from nonaccretable difference	294
Accretion	6,035
Charge-offs	741
Balance at June 30, 2017	$(29,256)

The following table presents the fair value of loans purchased from KeyWorth as of the April 1, 2016 acquisition date.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

At acquisition date:	April 1, 2016
Contractually-required principal and interest	$289,495
Nonaccretable difference	3,848
Cash flows expected to be collected	285,647
Accretable yield	13,317
Fair value	$272,330

Note 6 – Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of total non purchased and purchased loans as of the dates presented:

	June 30, 2017	December 31, 2016
Commercial, financial, agricultural	$760,582	$717,490
Lease financing	52,347	49,250
Real estate – construction	460,807	552,679
Real estate – 1-4 family mortgage	1,952,394	1,878,177
Real estate – commercial mortgage	3,040,963	2,898,895
Installment loans to individuals	107,195	108,627
Gross loans	6,374,288	6,205,118
Unearned income	(3,281)	(2,409)
Loans, net of unearned income	6,371,007	6,202,709
Allowance for loan losses	(44,149)	(42,737)
Net loans	$6,326,858	$6,159,972

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

The following table provides a roll forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$5,112	$2,119	$12,162	$22,073	$1,457	$42,923
Charge-offs	(304)	—	(551)	(434)	(125)	(1,414)
Recoveries	64	3	64	717	42	890
Net (charge-offs) recoveries	(240)	3	(487)	283	(83)	(524)
Provision for loan losses charged to operations (2)	220	458	429	244	399	1,750
Ending balance	$5,092	$2,580	$12,104	$22,600	$1,773	$44,149

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Six Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$5,486	$2,380	$14,294	$19,059	$1,518	$42,737
Charge-offs	(1,136)	—	(826)	(661)	(389)	(3,012)
Recoveries	121	34	146	812	61	1,174
Net (charge-offs) recoveries	(1,015)	34	(680)	151	(328)	(1,838)
Provision for loan losses charged to operations (2)	621	166	(1,510)	3,390	583	3,250
Ending balance	$5,092	$2,580	$12,104	$22,600	$1,773	$44,149
Period-End Amount Allocated to:
Individually evaluated for impairment	$166	$2	$878	$2,159	$3	$3,208
Collectively evaluated for impairment	4,587	2,578	10,534	19,313	1,769	38,781
Purchased with deteriorated credit quality	339	—	692	1,128	1	2,160
Ending balance	$5,092	$2,580	$12,104	$22,600	$1,773	$44,149

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$4,171	$1,943	$14,542	$20,775	$1,428	$42,859
Charge-offs	(48)	—	(387)	(186)	(192)	(813)
Recoveries	105	5	170	309	33	622
Net (charge-offs) recoveries	57	5	(217)	123	(159)	(191)
Provision for loan losses	265	315	(186)	624	146	1,164
Benefit attributable to FDIC loss-share agreements	15	—	(78)	117	—	54
Recoveries payable to FDIC	4	6	158	44	—	212
Provision for loan losses charged to operations	284	321	(106)	785	146	1,430
Ending balance	$4,512	$2,269	$14,219	$21,683	$1,415	$44,098

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Six Months Ended June 30, 2016
Allowance for loan losses:
Beginning balance	$4,186	$1,852	$13,908	$21,111	$1,380	$42,437
Charge-offs	(705)	—	(503)	(1,187)	(372)	(2,767)
Recoveries	158	11	565	401	63	1,198
Net (charge-offs) recoveries	(547)	11	62	(786)	(309)	(1,569)
Provision for loan losses	866	400	179	1,154	344	2,943
Benefit attributable to FDIC loss-share agreements	—	—	(115)	(1)	—	(116)
Recoveries payable to FDIC	7	6	185	205	—	403
Provision for loan losses charged to operations	873	406	249	1,358	344	3,230
Ending balance	$4,512	$2,269	$14,219	$21,683	$1,415	$44,098
Period-End Amount Allocated to:
Individually evaluated for impairment	$164	$—	$4,924	$2,531	$—	$7,619
Collectively evaluated for impairment	3,947	2,269	8,951	17,726	1,414	34,307
Purchased with deteriorated credit quality	401	—	344	1,426	1	2,172
Ending balance	$4,512	$2,269	$14,219	$21,683	$1,415	$44,098

(1)	Includes lease financing receivables.

(2)	Due to the termination of the loss-share agreements on December 8, 2016, there was no loss-share impact to the provision for loan losses in 2017.
The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
June 30, 2017
Individually evaluated for impairment	$2,401	$314	$13,299	$16,840	$161	$33,015
Collectively evaluated for impairment	746,175	460,493	1,875,939	2,864,272	154,317	6,101,196
Purchased with deteriorated credit quality	12,006	—	63,156	159,851	1,783	236,796
Ending balance	$760,582	$460,807	$1,952,394	$3,040,963	$156,261	$6,371,007
December 31, 2016
Individually evaluated for impairment	$1,886	$662	$12,088	$13,079	$277	$27,992
Collectively evaluated for impairment	703,610	551,177	1,794,137	2,700,829	153,206	5,902,959
Purchased with deteriorated credit quality	11,994	840	71,952	184,987	1,985	271,758
Ending balance	$717,490	$552,679	$1,878,177	$2,898,895	$155,468	$6,202,709

(1)	Includes lease financing receivables.

Note 7 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Purchased OREO	Non Purchased OREO	Total OREO
June 30, 2017
Residential real estate	$1,392	$521	$1,913
Commercial real estate	7,145	1,362	8,507
Residential land development	1,707	913	2,620
Commercial land development	5,165	1,509	6,674
Total	$15,409	$4,305	$19,714
December 31, 2016
Residential real estate	$2,230	$699	$2,929
Commercial real estate	6,401	1,680	8,081
Residential land development	2,344	1,688	4,032
Commercial land development	6,395	1,862	8,257
Total	$17,370	$5,929	$23,299

Changes in the Company’s purchased and non purchased OREO were as follows:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at January 1, 2017	$17,370	$5,929	$23,299
Transfers of loans	3,925	302	4,227
Capitalized improvements	—	—	—
Impairments	(379)	(378)	(757)
Dispositions	(5,142)	(1,844)	(6,986)
Other	(365)	296	(69)
Balance at June 30, 2017	$15,409	$4,305	$19,714

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Repairs and maintenance	$199	$409	$396	$606
Property taxes and insurance	76	148	408	618
Impairments	379	987	757	1,281
Net losses (gains) on OREO sales	189	181	(138)	231
Rental income	(62)	(111)	(110)	(165)
Total	$781	$1,614	$1,313	$2,571

Note 8 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the six months ended June 30, 2017 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2017	$467,767	$2,767	$470,534
Addition to goodwill from acquisition	—	—	—
Adjustment to previously recorded goodwill	—	—	—
Balance at June 30, 2017	$467,767	$2,767	$470,534

There were no adjustments to goodwill during the six months ended June 30, 2017.

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2017
Core deposit intangibles	$47,992	$(28,178)	$19,814
Customer relationship intangible	1,970	(766)	1,204
Total finite-lived intangible assets	$49,962	$(28,944)	$21,018
December 31, 2016
Core deposit intangibles	$47,992	$(25,188)	$22,804
Customer relationship intangible	1,970	(700)	1,270
Total finite-lived intangible assets	$49,962	$(25,888)	$24,074

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Amortization expense for:
Core deposit intangibles	$1,460	$1,709	$2,990	$3,373
Customer relationship intangible	33	33	66	66
Total intangible amortization	$1,493	$1,742	$3,056	$3,439

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2017 and the succeeding four years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2017	$5,723	$131	$5,854
2018	4,881	131	5,012
2019	4,101	131	4,232
2020	3,213	131	3,344
2021	2,273	131	2,404

Note 9 – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights (“MSRs”) are recognized as a separate asset on the date the corresponding mortgage loan is sold. MSRs are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair market value. Fair market value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Impairment losses on MSRs are recognized to the extent by which the unamortized cost exceeds fair value. During the first six months of 2016, the Company recognized an impairment loss on MSRs in earnings in the amount of $40. There were no impairment losses recognized during the six months ended June 30, 2017.
During the first quarter of 2016, the Company sold MSRs relating to mortgage loans having an aggregate unpaid principal balance totaling $1,830,444 to a third party for net proceeds of $18,508. There were no sales of MSRs during the six months ended June 30, 2017.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s MSRs were as follows:

Balance at January 1, 2017	$26,302
Capitalization	7,194
Amortization	(1,670)
Balance at June 30, 2017	$31,826

Data and key economic assumptions related to the Company’s MSRs as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Unpaid principal balance	$3,315,293	$2,763,344

Weighted-average prepayment speed (CPR)	8.80%	7.34%
Estimated impact of a 10% increase	$(1,348)	$(1,034)
Estimated impact of a 20% increase	(2,615)	(2,010)

Discount rate	9.66%	9.64%
Estimated impact of a 10% increase	$(1,540)	$(1,368)
Estimated impact of a 20% increase	(2,964)	(2,629)

Weighted-average coupon interest rate	3.85%	3.83%
Weighted-average servicing fee (basis points)	26.06	25.87
Weighted-average remaining maturity (in years)	14.02	11.11
The Company recorded servicing fees of $1,434 and $321 for the three months ended June 30, 2017 and 2016, respectively, which is included in “Mortgage banking income” in the Consolidated Statements of Income. The Company recorded servicing fees of $2,667 and $1,617 for the six months ended June 30, 2017 and 2016, respectively.

Note 10 – Redemption of Long-term Debt

(In Thousands)

During the first quarter of 2017, the Company redeemed the Heritage Financial Statutory Trust I junior subordinated debentures. The debentures were redeemed for an aggregate amount of $10,515, which included the principal amount of $10,310 and a prepayment penalty of $205. Prior to the redemption, the Company obtained all required board and regulatory approval.

During the second quarter of 2016, the Company incurred a prepayment penalty of $329 in connection with the prepayment of $3,483 in long-term borrowings from the Federal Home Loan Bank.

There were no other prepayments of long-term debt during the first six months of 2017 or 2016.

Note 11 - Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
The Company sponsors a noncontributory defined benefit pension plan, under which participation and future benefit accruals ceased as of December 31, 1996. In connection with the acquisition of Heritage Financial Group, Inc. (“Heritage”) in July 2015, the Company assumed the noncontributory defined benefit pension plan maintained by HeritageBank of the South, Heritage's wholly-owned banking subsidiary (“HeritageBank”), under which accruals had ceased and the plan had been terminated by HeritageBank immediately prior to the acquisition date. Final distribution of all benefits under the plan was completed in August 2016.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

The plan expense for the legacy Renasant defined benefit pension plan (“Pension Benefits - Renasant”), the assumed HeritageBank defined pension plan (“Pension Benefits - HeritageBank”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

	Pension Benefits		Pension Benefits
	Renasant		HeritageBank		Other Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$—	$—	$1	$4
Interest cost	291	302	—	69	8	15
Expected return on plan assets	(487)	(467)	—	(45)	—	—
Recognized actuarial loss (gain)	100	102	—	—	(10)	17
Net periodic benefit (return) cost	$(96)	$(63)	$—	$24	$(1)	$36

	Pension Benefits		Pension Benefits
	Renasant		HeritageBank		Other Benefits
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$—	$—	$4	$8
Interest cost	584	608	—	138	21	29
Expected return on plan assets	(971)	(936)	—	(90)	—	—
Recognized actuarial loss	200	202	—	—	3	34
Net periodic benefit (return) cost	$(187)	$(126)	$—	$48	$28	$71

In March 2011, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. The Company issues shares of treasury stock to satisfy stock options exercised or restricted stock granted under the plan. Options granted under the plan allow participants to acquire shares of the Company's common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and canceled upon the termination of a participant's employment. There were no stock options granted during the three or six months ended June 30, 2017 or 2016.

The following table summarizes the changes in stock options as of and for the six months ended June 30, 2017:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	185,625	$15.97
Granted	—	—
Exercised	(88,625)	16.14
Forfeited	—	—
Options outstanding at end of period	97,000	$15.82

The Company awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to directors, executives and other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a one-year service period and the attainment of certain performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each year

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

and may be increased or decreased depending on the Company falling short of, meeting or exceeding financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock award is the closing price of the Company's common stock on the day immediately preceding the award date. The following table summarizes the changes in restricted stock as of and for the six months ended June 30, 2017:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	—	$—	117,345	$31.76
Awarded	54,450	42.22	99,093	42.34
Vested	—	—	(40,790)	32.26
Cancelled	—	—	(350)	28.93
Nonvested at end of period	54,450	$42.22	175,298	$37.63
During the six months ended June 30, 2017, the Company reissued 92,610 shares from treasury in connection with the exercise of stock options and awards of restricted stock. The Company recorded total stock-based compensation expense of $1,237 and $856 for the three months ended June 30, 2017 and 2016, respectively, and $2,411 and $1,715 for the six months ended June 30, 2017 and 2016, respectively.

Note 12 – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2017, the Company had notional amounts of $91,810 on interest rate contracts with corporate customers and $91,810 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

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
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $244,772 and $120,050 at June 30, 2017 and December 31, 2016, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

residential mortgage loans to secondary market investors was $414,000 and $257,000 at June 30, 2017 and December 31, 2016, respectively.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$1,882	$1,985
Interest rate lock commitments	Other Assets	3,781	2,643
Forward commitments	Other Assets	1,123	4,480
Totals		$6,786	$9,108
Derivative liabilities:
Designated as hedging instruments:
Interest rate swaps	Other Liabilities	$3,404	$3,410
Totals		$3,404	$3,410
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$1,882	$1,985
Interest rate lock commitments	Other Liabilities	70	246
Forward commitments	Other Liabilities	525	269
Totals		$2,477	$2,500

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$690	$593	$1,369	$1,126
Interest rate lock commitments:
Included in mortgage banking income	(1,538)	(566)	1,315	1,062
Forward commitments
Included in mortgage banking income	2,256	(931)	(3,613)	(4,619)
Total	$1,408	$(904)	$(929)	$(2,431)

For the Company's derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the six months ended June 30, 2017 or 2016. The impact on other comprehensive income for the six months ended June 30, 2017 and 2016, respectively, can be seen at Note 16, "Other Comprehensive Income."

Offsetting

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet when the "right of offset" exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company's derivative instruments are subject to master netting agreements; however, the Company has not elected to offset such financial instruments in the Consolidated Balance Sheets. The following table presents the Company's gross derivative positions as recognized in the Consolidated Balance Sheets as well as the net derivative positions, including collateral pledged to the extent the application of such collateral did not reduce the net derivative liability position below zero, had the Company elected to offset those instruments subject to an enforceable master netting agreement:

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Gross amounts recognized	$1,357	$4,778	$5,327	$4,893
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	1,357	4,778	5,327	4,893
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	759	567	759	567
Financial collateral pledged	—	—	4,568	4,326
Net amounts	$598	$4,211	$—	$—

Note 13 – Income Taxes

(In Thousands)

The following table is a summary of the Company's temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates indicated.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	June 30,		December 31,
	2017	2016	2016
Deferred tax assets
Allowance for loan losses	$20,566	$20,541	$19,934
Loans	19,575	31,477	23,240
Deferred compensation	9,845	11,628	11,254
Securities	2,440	2,346	2,439
Net unrealized losses on securities - OCI	6,670	5,093	10,096
Impairment of assets	1,986	3,129	2,512
Federal and State net operating loss carryforwards	3,081	3,808	2,867
Intangibles	1,758	—	1,247
Other	3,577	8,027	3,463
Total deferred tax assets	69,498	86,049	77,052
Deferred tax liabilities
FDIC loss-share indemnification asset	—	1,579	—
Investment in partnerships	1,272	2,163	1,556
Core deposit intangible	—	3,015	—
Fixed assets	1,875	1,668	2,517
Mortgage servicing rights	3,360	3,976	3,360
Junior subordinated debt	4,004	4,181	4,111
Other	2,000	4,714	2,876
Total deferred tax liabilities	12,511	21,296	14,420
Net deferred tax assets	$56,987	$64,753	$62,632

The Company acquired federal and state net operating losses as part of the Heritage acquisition. The federal net operating loss acquired totaled $18,321, of which $6,478 remained to be utilized as of June 30, 2017, while state net operating losses totaled $17,168, of which $9,664 remained to be utilized as of June 30, 2017. Both the federal and state net operating losses will expire at various dates beginning in 2024.

The Company expects to utilize the federal and state net operating losses prior to expiration. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the six months ended June 30, 2017 or 2016 or the year ended December 31, 2016.

Note 14 – Investments in Qualified Affordable Housing Projects
(In Thousands)

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  At June 30, 2017 and December 31, 2016, the Company’s carrying value of QAHPs was $3,361 and $6,331, respectively. During the first quarter, the Company sold its interest in a limited liability partnership which reduced the carrying value of the investment in QAHPs by approximately $2,450. The Company has no remaining funding obligations related to the QAHPs.  The investments in QAHPs are being accounted for using the effective yield method. The investments in QAHPs are included in “Other assets” on the Consolidated Balance Sheets.

Components of the Company's investments in QAHPs were included in the line item “Income taxes” in the Consolidated Statements of Income for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Tax credit amortization	$262	$324	$523	$648
Tax credits and other benefits	(388)	(471)	(848)	(942)
Total	$(126)	$(147)	$(325)	$(294)

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
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
June 30, 2017
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,134	$—	$2,134
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	420,877	—	420,877
Government agency collateralized mortgage obligations	—	221,295	—	221,295
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	51,053	—	51,053
Government agency collateralized mortgage obligations	—	1,754	—	1,754
Trust preferred securities	—	—	16,992	16,992
Other debt securities	—	22,901	—	22,901
Total securities available for sale	—	720,014	16,992	737,006
Derivative instruments:
Interest rate contracts	—	1,882	—	1,882
Interest rate lock commitments	—	3,781	—	3,781
Forward commitments	—	1,123	—	1,123
Total derivative instruments	—	6,786	—	6,786
Mortgage loans held for sale	—	232,398	—	232,398
Total financial assets	$—	$959,198	$16,992	$976,190
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$3,404	$—	$3,404
Interest rate contracts	—	1,882	—	1,882
Interest rate lock commitments	—	70	—	70
Forward commitments	—	525	—	525
Total derivative instruments	—	5,881	—	5,881
Total financial liabilities	$—	$5,881	$—	$5,881

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2016
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,158	$—	$2,158
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	409,317	—	409,317
Government agency collateralized mortgage obligations	—	168,826	—	168,826
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	50,863	—	50,863
Government agency collateralized mortgage obligations	—	2,550	—	2,550
Trust preferred securities	—	—	18,389	18,389
Other debt securities	—	22,145	—	22,145
Total securities available for sale	—	655,859	18,389	674,248
Derivative instruments:
Interest rate contracts	—	1,985	—	1,985
Interest rate lock commitments	—	2,643	—	2,643
Forward commitments	—	4,480	—	4,480
Total derivative instruments	—	9,108	—	9,108
Mortgage loans held for sale	—	177,866	—	177,866
Total financial assets	$—	$842,833	$18,389	$861,222
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$3,410	$—	$3,410
Interest rate contracts	—	1,985	—	1,985
Interest rate lock commitments	—	246	—	246
Forward commitments	—	269	—	269
Total derivative instruments	—	5,910	—	5,910
Total financial liabilities	$—	$5,910	$—	$5,910
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the six months ended June 30, 2017.
The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the six months ended June 30, 2017 and 2016, respectively:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended June 30, 2017	Trust preferred securities
Balance at April 1, 2017	$17,823
Accretion included in net income	38
Unrealized gains included in other comprehensive income	22
Purchases	—
Sales	—
Issues	—
Settlements	(891)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2017	$16,992

Three Months Ended June 30, 2016	Trust preferred securities
Balance at April 1, 2016	$18,947
Accretion included in net income	8
Unrealized losses included in other comprehensive income	(711)
Purchases	—
Sales	—
Issues	—
Settlements	(65)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2016	$18,179

Six Months Ended June 30, 2017	Trust preferred securities
Balance at January 1, 2017	$18,389
Accretion included in net income	46
Unrealized gains included in other comprehensive income	559
Purchases	—
Sales	—
Issues	—
Settlements	(2,002)
Transfers into Level 3
Transfers out of Level 3	—
Balance at June 30, 2017	$16,992

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2016	Trust preferred securities
Balance at January 1, 2016	$19,469
Accretion included in net income	16
Unrealized losses included in other comprehensive income	(1,195)
Reclassification adjustment	—
Purchases	—
Sales	—
Issues	—
Settlements	(111)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2016	$18,179

For each of the six months ended June 30, 2017 and 2016, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents information as of June 30, 2017 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$16,992	Discounted cash flows	Default rate	0-100%

Nonrecurring Fair Value Measurements
Certain assets and liabilities may be recorded at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically are a result of the application of the lower of cost or market accounting or a write-down occurring during the period. The following table provides the fair value measurement for assets measured at fair value on a nonrecurring basis that were still held on the Consolidated Balance Sheets as of the dates presented and the level within the fair value hierarchy each is classified:

June 30, 2017	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$3,389	$3,389
OREO	—	—	6,167	6,167
Total	$—	$—	$9,556	$9,556

December 31, 2016	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$4,101	$4,101
OREO	—	—	6,741	6,741
Mortgage servicing rights	—	—	26,302	26,302
Total	$—	$—	$37,144	$37,144

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans that were measured or re-measured at fair value had a carrying value of $4,063 and $4,406 at June 30, 2017 and December 31, 2016, respectively, and a specific reserve for these loans of $674 and $305 was included in the allowance for loan losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	June 30, 2017	December 31, 2016
Carrying amount prior to remeasurement	$6,750	$8,290
Impairment recognized in results of operations	(583)	(1,549)
Fair value	$6,167	$6,741

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at June 30, 2017 and December 31, 2016, and $40 in impairment charges were recognized in earnings during the twelve months ended December 31, 2016. There were no impairment charges recognized in earnings for the six months ended June 30, 2017.
The following table presents information as of June 30, 2017 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$3,389	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	6,167	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net gains of $6,092 and $6,172 resulting from fair value changes of these mortgage loans were recorded in income during the six months ended June 30, 2017 and 2016, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2017:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$232,398	$224,404	$7,994
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of June 30, 2017	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$236,061	$236,061	$—	$—	$236,061
Securities held to maturity	339,619	—	353,064	—	353,064
Securities available for sale	737,006	—	720,014	16,992	737,006
Mortgage loans held for sale	232,398	—	232,398	—	232,398
Loans, net	6,326,858	—	—	6,241,238	6,241,238
Mortgage servicing rights	31,826	—	—	37,563	37,563
Derivative instruments	6,786	—	6,786	—	6,786
Financial liabilities
Deposits	$7,202,025	$5,588,280	$1,615,277	$—	$7,203,557
Short-term borrowings	120,121	120,121	—	—	120,121
Other long-term borrowings	122	122	—	—	122
Federal Home Loan Bank advances	8,024	—	8,280	—	8,280
Junior subordinated debentures	85,607	—	66,826	—	66,826
Subordinated notes	98,203	—	101,950	—	101,950
Derivative instruments	5,881	—	5,881	—	5,881

		Fair Value
As of December 31, 2016	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$306,224	$306,224	$—	$—	$306,224
Securities held to maturity	356,282	—	362,893	—	362,893
Securities available for sale	674,248	—	655,859	18,389	674,248
Mortgage loans held for sale	177,866	—	177,866	—	177,866
Loans, net	6,159,972	—	—	5,989,790	5,989,790
Mortgage servicing rights	26,302	—	—	32,064	32,064
Derivative instruments	9,108	—	9,108	—	9,108
Financial liabilities
Deposits	$7,059,137	$5,438,384	$1,631,027	$—	$7,069,411
Short-term borrowings	109,676	109,676	—	—	109,676
Other long-term borrowings	147	147	—	—	147
Federal Home Loan Bank advances	8,542	—	8,777	—	8,777
Junior subordinated debentures	95,643	—	73,301	—	73,301
Subordinated notes	98,127	—	101,000	—	101,000
Derivative instruments	5,910	—	5,910	—	5,910

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or nonrecurring basis were discussed previously.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 16 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income (loss), net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended June 30, 2017
Securities available for sale:
Unrealized holding gains on securities	$4,188	$1,619	$2,569
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(29)	(11)	(18)
Total securities available for sale	4,159	1,608	2,551
Derivative instruments:
Unrealized holding losses on derivative instruments	(270)	(105)	(165)
Total derivative instruments	(270)	(105)	(165)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	91	35	56
Total defined benefit pension and post-retirement benefit plans	91	35	56
Total other comprehensive income	$3,980	$1,538	$2,442
Three months ended June 30, 2016
Securities available for sale:
Unrealized holding gains on securities	$1,326	$514	$812
Reclassification adjustment for gains realized in net income	(1,257)	(485)	(772)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(28)	(10)	(18)
Total securities available for sale	41	19	22
Derivative instruments:
Unrealized holding losses on derivative instruments	(704)	(276)	(428)
Total derivative instruments	(704)	(276)	(428)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	119	39	80
Total defined benefit pension and post-retirement benefit plans	119	39	80
Total other comprehensive loss	$(544)	$(218)	$(326)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Six months ended June 30, 2017
Securities available for sale:
Unrealized holding gains on securities	$8,927	$3,451	$5,476
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(275)	(106)	(169)
Total securities available for sale	8,652	3,345	5,307
Derivative instruments:
Unrealized holding gains on derivative instruments	6	2	4
Total derivative instruments	6	2	4
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	204	79	125
Total defined benefit pension and post-retirement benefit plans	204	79	125
Total other comprehensive income	$8,862	$3,426	$5,436
Six months ended June 30, 2016
Securities available for sale:
Unrealized holding gains on securities	$6,315	$2,440	$3,875
Reclassification adjustment for gains realized in net income	(1,186)	(458)	(728)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(61)	(23)	(38)
Total securities available for sale	5,068	1,959	3,109
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,766)	(1,072)	(1,694)
Total derivative instruments	(2,766)	(1,072)	(1,694)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	236	84	152
Total defined benefit pension and post-retirement benefit plans	236	84	152
Total other comprehensive income	$2,538	$971	$1,567
The accumulated balances for each component of other comprehensive income (loss), net of tax, were as follows as of the dates presented:

	June 30, 2017	December 31, 2016
Unrealized gains on securities	$14,797	$9,490
Non-credit related portion of other-than-temporary impairment on securities	(16,719)	(16,719)
Unrealized losses on derivative instruments	(1,351)	(1,355)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,195)	(7,320)
Total accumulated other comprehensive loss	$(10,468)	$(15,904)

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

	Three Months Ended
	June 30,
	2017	2016
Basic
Net income applicable to common stock	$25,284	$22,900
Average common shares outstanding	44,415,423	42,066,168
Net income per common share - basic	$0.57	$0.54
Diluted
Net income applicable to common stock	$25,284	$22,900
Average common shares outstanding	44,415,423	42,066,168
Effect of dilutive stock-based compensation	108,118	237,458
Average common shares outstanding - diluted	44,523,541	42,303,626
Net income per common share - diluted	$0.57	$0.54

	Six Months Ended
	June 30,
	2017	2016
Basic
Net income applicable to common stock	$49,256	$44,116
Average common shares outstanding	44,390,021	41,200,133
Net income per common share - basic	$1.11	$1.07
Diluted
Net income applicable to common stock	$49,256	$44,116
Average common shares outstanding	44,390,021	41,200,133
Effect of dilutive stock-based compensation	110,259	235,830
Average common shares outstanding - diluted	44,500,280	41,435,963
Net income per common share - diluted	$1.11	$1.06
Stock options that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	June 30,
	2017	2016
Number of shares	—	19,000
Exercise prices	—	$32.60

	Six Months Ended
	June 30,
	2017	2016
Number of shares	—	19,000
Exercise prices	—	$32.60

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	June 30, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$880,239	10.68%	$858,850	10.59%
Common Equity Tier 1 Capital to Risk-Weighted Assets	797,620	11.65%	766,560	11.47%
Tier 1 Capital to Risk-Weighted Assets	880,239	12.86%	858,850	12.86%
Total Capital to Risk-Weighted Assets	1,026,916	15.00%	1,004,038	15.03%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$884,090	10.75%	$824,850	10.20%
Common Equity Tier 1 Capital to Risk-Weighted Assets	884,090	12.93%	824,850	12.38%
Tier 1 Capital to Risk-Weighted Assets	884,090	12.93%	824,850	12.38%
Total Capital to Risk-Weighted Assets	932,564	13.64%	871,911	13.09%

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
The Basel III Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the Final Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. It is not expected that the countercyclical capital buffer will be applicable to the Company or Renasant Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a 4-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

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

•
The Wealth Management segment offers a broad range of fiduciary services which include the administration and management of trust accounts including personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. In addition, the Wealth Management segment offers annuities, mutual funds and other investment services through a third party broker-dealer.

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
The following table provides financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended June 30, 2017
Net interest income (loss)	$81,392	$124	$524	$(2,437)	$79,603
Provision for loan losses	1,750	—	—	—	1,750
Noninterest income	28,592	2,264	3,267	142	34,265
Noninterest expense	70,018	1,766	2,905	152	74,841
Income (loss) before income taxes	38,216	622	886	(2,447)	37,277
Income tax expense (benefit)	12,712	238	—	(957)	11,993
Net income (loss)	$25,504	$384	$886	$(1,490)	$25,284

Total assets	$8,776,737	$24,746	$58,156	$12,633	$8,872,272
Goodwill	467,767	2,767	—	—	470,534

Three months ended June 30, 2016
Net interest income (loss)	$77,564	$88	$443	$(938)	$77,157
Provision for loan losses	1,425	—	5	—	1,430
Noninterest income	29,172	2,280	3,062	1,072	35,586
Noninterest expense	72,448	1,741	2,829	241	77,259
Income (loss) before income taxes	32,863	627	671	(107)	34,054
Income tax expense (benefit)	10,952	243	—	(41)	11,154
Net income (loss)	$21,911	$384	$671	$(66)	$22,900

Total assets	$8,429,596	$21,484	$51,239	$27,247	$8,529,566
Goodwill	467,767	2,767	—	—	470,534

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Six months ended June 30, 2017
Net interest income (loss)	$157,348	$216	$1,011	$(4,957)	$153,618
Provision for loan losses	3,250	—	—	—	3,250
Noninterest income (loss)	55,170	4,813	6,386	(83)	66,286
Noninterest expense	134,239	3,458	5,901	552	144,150
Income (loss) before income taxes	75,029	1,571	1,496	(5,592)	72,504
Income tax expense (benefit)	24,822	613	—	(2,187)	23,248
Net income (loss)	$50,207	$958	$1,496	$(3,405)	$49,256

Total assets	$8,776,737	$24,746	$58,156	$12,633	$8,872,272
Goodwill	467,767	2,767	—	—	470,534

Six months ended June 30, 2016
Net interest income (loss)	$148,385	$174	$877	$(2,225)	$147,211
Provision for loan losses	3,238	—	(8)	—	3,230
Noninterest income	56,743	5,280	6,047	818	68,888
Noninterest expense	137,659	3,477	5,567	370	147,073
Income (loss) before income taxes	64,231	1,977	1,365	(1,777)	65,796
Income tax expense (benefit)	21,591	773	—	(684)	21,680
Net income (loss)	$42,640	$1,204	$1,365	$(1,093)	$44,116

Total assets	$8,429,596	$21,484	$51,239	$27,247	$8,529,566
Goodwill	467,767	2,767	—	—	470,534

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

Non-GAAP Financial Measures
In addition to results presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"), this document contains certain non-GAAP financial measures that exclude net interest income collected on problem loans and purchase accounting adjustments from loan interest income and net interest income when calculating the Company's taxable equivalent loan yields and net interest margin, respectively. Management uses these non-GAAP financial measures to evaluate ongoing operating results and to assess ongoing profitability. The reconciliations from GAAP to non-GAAP for these financial measures can be found in “Results of Operations” below.

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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at June 30, 2017 compared to December 31, 2016.
Assets
Total assets were $8,872,272 at June 30, 2017 compared to $8,699,851 at December 31, 2016.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	June 30, 2017		December 31, 2016
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$14,736	1.37%	$16,259	1.58%
Obligations of states and political subdivisions	327,017	30.37	342,181	33.20
Mortgage-backed securities	694,979	64.55	631,556	61.29
Trust preferred securities	16,992	1.58	18,389	1.78
Other debt securities	22,901	2.13	22,145	2.15
	$1,076,625	100.00%	$1,030,530	100.00%
The balance of our securities portfolio at June 30, 2017 increased $46,095 to $1,076,625 from $1,030,530 at December 31, 2016. During the six months ended June 30, 2017, we purchased $119,766 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised approximately 98% of the purchases during the first six months of 2017. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Proceeds from maturities, calls, sales and principal payments on securities during the first six months of 2017 totaled $79,381.
The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $21,793 and $23,749 and a fair value of $16,992 and $18,389 at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, the investment in pooled trust preferred securities consisted of three securities representing interests in various tranches of trusts collateralized by debt issued by over 250 financial institutions. Management’s determination of the fair value of each of its holdings is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for our tranches is negatively impacted. The Company’s quarterly evaluation of these investments for other-than-temporary-impairment resulted in no additional write-downs during the six months ended June 30, 2017 or 2016. Furthermore, the Company's analysis of the pooled trust preferred securities during the second quarter of 2017 supported a return to accrual status for the last remaining security, which had been in "payment in kind" status until December 2016. An observed history of principal and interest payments combined with improved qualitative and quantitative factors described above justified the accrual of interest on this security. The Company had in prior years placed the other two pooled trust preferred securities back on accrual status. For more information about the Company’s trust preferred securities, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, “Financial Statements,” in this report.
Loans
Total loans at June 30, 2017 were $6,371,007, an increase of $168,298 from $6,202,709 at December 31, 2016.
The table below sets forth the balance of loans, net of unearned income, outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	June 30, 2017		December 31, 2016
	Balance	Percentage of Total Loans	Balance	Percentage of Total Loans
Commercial, financial, agricultural	$760,582	11.94%	$717,490	11.57%
Lease financing	49,066	0.78	46,841	0.75
Real estate – construction	460,807	7.23	552,679	8.91
Real estate – 1-4 family mortgage	1,952,394	30.64	1,878,177	30.28
Real estate – commercial mortgage	3,040,963	47.73	2,898,895	46.74
Installment loans to individuals	107,195	1.68	108,627	1.75
Total loans, net of unearned income	$6,371,007	100.00%	$6,202,709	100.00%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At June 30, 2017, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.

Non purchased loans totaled $5,058,898 at June 30, 2017 compared to $4,713,572 at December 31, 2016. With the exception of construction loans, the Company experienced loan growth across all categories of non purchased loans, with loans from our specialty commercial business lines, which consist of our asset-based lending, healthcare, factoring, and equipment lease financing banking groups as well as loans meeting the criteria to be guaranteed by the Small Business Administration (“SBA”), contributing $45,948 of the total increase in loans from December 31, 2016.
Looking at the change in loans geographically, non purchased loans in our Mississippi, Georgia, and Tennessee markets increased by $58,313, $180,911, and $41,254, respectively, when compared to December 31, 2016. Non purchased loans in our Alabama and Florida markets (collectively referred to as our “Central Region”) increased $58,781.
Loans purchased in previous acquisitions totaled $1,312,109 and $1,489,137 at June 30, 2017 and December 31, 2016, respectively. The following tables provide a breakdown of non purchased loans and purchased loans as of the dates presented:

	June 30, 2017
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$657,713	$102,869	$760,582
Lease financing, net of unearned income	49,066	—	49,066
Real estate – construction:
Residential	176,466	2,758	179,224
Commercial	245,676	33,188	278,864
Condominiums	2,719	—	2,719
Total real estate – construction	424,861	35,946	460,807
Real estate – 1-4 family mortgage:
Primary	808,236	246,391	1,054,627
Home equity	423,992	70,672	494,664
Rental/investment	246,530	69,270	315,800
Land development	73,176	14,127	87,303
Total real estate – 1-4 family mortgage	1,551,934	400,460	1,952,394
Real estate – commercial mortgage:
Owner-occupied	872,634	352,320	1,224,954
Non-owner occupied	1,279,700	372,724	1,652,424
Land development	128,886	34,699	163,585
Total real estate – commercial mortgage	2,281,220	759,743	3,040,963
Installment loans to individuals	94,104	13,091	107,195
Total loans, net of unearned income	$5,058,898	$1,312,109	$6,371,007

	December 31, 2016
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$589,290	$128,200	$717,490
Lease financing, net of unearned income	46,841	—	46,841
Real estate – construction:
Residential	197,029	19,282	216,311
Commercial	285,638	49,471	335,109
Condominiums	1,259	—	1,259
Total real estate – construction	483,926	68,753	552,679
Real estate – 1-4 family mortgage:
Primary	747,678	281,721	1,029,399
Home equity	400,448	86,151	486,599
Rental/investment	219,237	62,917	282,154
Land development	58,367	21,658	80,025
Total real estate – 1-4 family mortgage	1,425,730	452,447	1,878,177
Real estate – commercial mortgage:
Owner-occupied	833,509	378,756	1,212,265
Non-owner occupied	1,106,727	397,404	1,504,131
Land development	134,901	47,598	182,499
Total real estate – commercial mortgage	2,075,137	823,758	2,898,895
Installment loans to individuals	92,648	15,979	108,627
Total loans, net of unearned income	$4,713,572	$1,489,137	$6,202,709
Mortgage Loans Held for Sale
Mortgage loans held for sale were $232,398 at June 30, 2017 compared to $177,866 at December 31, 2016. Even though production is down year-to-date compared to 2016, production in the second quarter of 2017 was improved compared to the fourth quarter of 2016. This resulted in an increased balance in mortgage loans held for sale at June 30, 2017.
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
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $7,202,025 and $7,059,137 at June 30, 2017 and December 31, 2016, respectively. Noninterest-bearing deposits were $1,642,863 and $1,561,357 at June 30, 2017 and December 31, 2016, respectively, while interest-bearing deposits were $5,559,162 and $5,497,780 at June 30, 2017 and December 31, 2016, respectively. Management continues to focus on growing and maintaining a stable source of funding, specifically core deposits. Under certain circumstances, however, management may elect to acquire non-core deposits in the form of public fund deposits or time deposits. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances.
Public fund deposits are those of counties, municipalities or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits when it is reasonable under the circumstances. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $949,580 and $894,321 at June 30, 2017 and December 31, 2016, respectively.
Looking at the change in deposits geographically, deposits in our Mississippi and Georgia markets increased $193,751 and $30,260, respectively, from December 31, 2016, while deposits in Tennessee and our Central Division markets decreased $25,516 and $55,607, respectively, from December 31, 2016.
Borrowed Funds
Total borrowings include securities sold under agreements to repurchase, short-term borrowings, advances from the FHLB, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and short-term FHLB advances. At June 30, 2017, short-term borrowings consisted of $9,521 in security repurchase agreements and short-term borrowings from the FHLB of $110,600, compared to security repurchase agreements of $9,676 and short-term borrowings from the FHLB of $100,000 at December 31, 2016.
At June 30, 2017, long-term debt totaled $191,956 compared to $202,459 at December 31, 2016. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. Long-term FHLB advances were $8,024 and $8,542 at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, $178 of the total long-term FHLB advances outstanding were scheduled to mature within twelve months or less. The Company had $2,336,922 of availability on unused lines of credit with the FHLB at June 30, 2017 compared to $2,633,543 at December 31, 2016. The cost of our long-term FHLB advances was 3.46% and 4.10% for the first six months of 2017 and 2016, respectively.
The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired.) The debentures are the trusts' only assets and interest payments from the debentures finance the distributions paid on the capital securities. During the first quarter of 2017, the Company prepaid $10,310 of junior subordinated debentures and incurred a prepayment penalty of $205. The Company's junior subordinated debentures totaled $85,607 at June 30, 2017 compared to $95,643 at December 31, 2016.
The Company’s subordinated notes, net of unamortized debt issuance costs, totaled $98,203 at June 30, 2017 compared to $98,127 at December 31, 2016.

Results of Operations
Three Months Ended June 30, 2017 as Compared to the Three Months Ended June 30, 2016
Net Income

Net income for the three month period ended June 30, 2017 was $25,284 compared to net income of $22,900 for the three month period ended June 30, 2016. Basic and diluted earnings per share ("EPS") for the three month period ended June 30, 2017 were $0.57, compared to basic and diluted EPS of $0.54 for the three month period ended June 30, 2016.

The Company incurred expenses and charges in connection with certain transactions that are considered to be infrequent or non-recurring in nature. The following table presents the impact of these charges on reported earnings per share for the dates presented:

	Three Months Ended
	June 30, 2017			June 30, 2016
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and Conversion expenses	$3,044	$2,065	$0.04	$2,807	$1,888	$0.05
Debt prepayment penalty	—	—	—	329	221	0.01

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 70.39% of total net revenue for the second quarter of 2017. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income increased to $79,603 for the second quarter of 2017 compared to $77,157 for the same period in 2016. On a tax equivalent basis, net interest income was $81,453 for the second quarter of 2017 as compared to $78,932 for the second quarter of 2016. Net interest margin, the tax equivalent net yield on earning assets, decreased to 4.27% during the second quarter of 2017 compared to 4.29% for the second quarter of 2016. Net interest margin, excluding the impact from interest income collected on problem loans and purchase accounting adjustments on loans, was 3.84% and 3.79% for the second quarter of 2017 and 2016, respectively. The table below presents the reconciliation of this non-GAAP financial measure to reported net interest margin.

	Three Months Ended
	June 30,
	2017	2016
Taxable equivalent net interest income, as reported	$81,453	$78,932
Net interest income collected on problem loans	2,734	969
Accretable yield recognized on purchased loans(1)	5,410	8,276
Net interest income (adjusted)	$73,309	$69,687

Average earning assets	$7,657,849	$7,396,283

Net interest margin, as reported	4.27%	4.29%
Net interest margin, adjusted	3.84%	3.79%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $2,674 and $4,533 for the three months ended June 30, 2017 and 2016, respectively, which increased net interest margin by 14 basis points and 25 basis points for the same periods, respectively.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. Overall, after excluding the impact from purchase accounting adjustments, the Company is beginning to replace maturing loans with new or renewed loans at similar rates. The increasing loan yield is outpacing the increasing cost of deposits, which is a result of competitive market forces, driving the increase in net interest income.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Not purchased	$4,938,922	$54,955	4.46%	$4,190,646	$46,012	4.42%
Purchased	1,354,575	23,902	7.08%	1,665,623	27,623	6.67%
Purchased and covered(1)	—	—	—%	41,381	1,073	10.43%
Total Loans	6,293,497	78,857	5.03%	5,897,650	74,708	5.09%
Mortgage loans held for sale	168,650	1,831	4.35%	306,011	2,472	3.25%
Securities:
Taxable(2)	737,494	4,340	2.36	755,220	4,321	2.30
Tax-exempt	331,750	3,891	4.70	356,611	4,178	4.71
Interest-bearing balances with banks	126,458	510	1.62	80,791	104	0.52
Total interest-earning assets	7,657,849	89,429	4.68	7,396,283	85,783	4.66
Cash and due from banks	116,783			139,681
Intangible assets	492,349			499,503
FDIC loss-share indemnification asset(1)	—			5,969
Other assets	453,679			500,382
Total assets	$8,720,660			$8,541,818
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$3,368,363	$1,917	0.23%	$3,111,718	$1,421	0.18%
Savings deposits	568,535	98	0.07	526,596	93	0.07
Time deposits	1,603,800	3,300	0.83	1,607,092	2,906	0.73
Total interest-bearing deposits	5,540,698	5,315	0.38	5,245,406	4,420	0.34
Borrowed funds	233,542	2,661	4.57	594,459	2,431	1.64
Total interest-bearing liabilities	5,774,240	7,976	0.55	5,839,865	6,851	0.47
Noninterest-bearing deposits	1,608,467			1,477,380
Other liabilities	79,018			103,275
Shareholders’ equity	1,258,935			1,121,298
Total liabilities and shareholders’ equity	$8,720,660			$8,541,818
Net interest income/net interest margin		$81,453	4.27%		$78,932	4.29%

(1)	Represents information associated with purchased loans covered under loss-share agreements prior to the termination of such agreements on December 8, 2016.

(2)	U.S. Government and some U.S. Government agency securities are tax-exempt in the states in which we operate.

(3)	Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.66%, which is net of federal tax benefit.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the second quarter of 2017 compared to the second quarter of 2016:

	Volume	Rate	Net(1)
Interest income:
Loans:
Not purchased	$8,445	$498	$8,943
Purchased	(5,380)	1,659	(3,721)
Purchased and covered (2)	(1,073)	—	(1,073)
Mortgage loans held for sale	(1,476)	835	(641)
Securities:
Taxable	(269)	288	19
Tax-exempt	(280)	(7)	(287)
Interest-bearing balances with banks	185	221	406
Total interest-earning assets	152	3,494	3,646
Interest expense:
Interest-bearing demand deposits	147	349	496
Savings deposits	8	(3)	5
Time deposits	(7)	401	394
Borrowed funds	(4,235)	4,465	230
Total interest-bearing liabilities	(4,087)	5,212	1,125
Change in net interest income	$4,239	$(1,718)	$2,521

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Represents information associated with purchased loans covered under loss-share agreements prior to the termination of such agreements on December 8, 2016.

Interest income, on a tax equivalent basis, was $89,429 for the second quarter of 2017 compared to $85,783 for the same period in 2016. This increase in interest income, on a tax equivalent basis, is due primarily to the loan growth in the Company's non purchased loan portfolio coupled with an overall increase in the yield on the Company's earning assets due to replacing maturing assets with assets earning similar or higher rates of interest.

The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Loans	82.19%	79.74%	5.03%	5.09%
Mortgage loans held for sale	2.20	4.14	4.35	3.25
Securities	13.96	15.03	3.09	3.07
Other	1.65	1.09	1.62	0.52
Total earning assets	100.00%	100.00%	4.68%	4.66%

For the second quarter of 2017, loan income, on a tax equivalent basis, increased $4,149 to $78,857 from $74,708 compared to the same period in 2016. The average balance of loans increased $395,847 from the second quarter of 2017 compared to the second quarter of 2016 due to organic loan growth. The tax equivalent yield on loans was 5.03% for the second quarter of 2017, a 6 basis point decrease from the second quarter of 2016. Excluding the impact from interest income collected on problem loans and purchase accounting adjustments on loans, the tax equivalent yield on loans was 4.51% and 4.46% for the second quarter of 2017 and 2016, respectively. The table below presents the reconciliation of this non-GAAP financial measure to reported taxable equivalent yield on loans.

	Three Months Ended
	June 30,
	2017	2016
Taxable equivalent interest income on loans, as reported	$78,857	$74,708
Net interest income collected on problem loans	2,734	969
Accretable yield recognized on purchased loans(1)	5,410	8,276
Interest income on loans (adjusted)	$70,713	$65,463

Average loans	$6,293,497	$5,897,650

Loan yield, as reported	5.03%	5.09%
Loan yield, adjusted	4.51%	4.46%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $2,674 and $4,533 for the three months ended June 30, 2017 and 2016, respectively, which increased our taxable equivalent loan yield by 17 basis points and 31 basis points for the same periods, respectively.

Investment income, on a tax equivalent basis, decreased $268 to $8,231 for the second quarter of 2017 from $8,499 for the second quarter of 2016. The average balance in the investment portfolio for the second quarter of 2017 was $1,069,244 compared to $1,111,831 for the same period in 2016, as proceeds from the investment portfolio were primarily used to fund loan growth. The tax equivalent yield on the investment portfolio for the second quarter of 2017 was 3.09%, up 2 basis points from the same period in 2016.

Interest expense was $7,976 for the second quarter of 2017 as compared to $6,851 for the same period in 2016. The cost of interest-bearing liabilities was 0.55% for the three months ended June 30, 2017 as compared to 0.47% for the three months ended June 30, 2017.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Noninterest-bearing demand	21.79%	20.19%	—%	—%
Interest-bearing demand	45.63	42.53	0.23	0.18
Savings	7.70	7.20	0.07	0.07
Time deposits	21.72	21.96	0.83	0.73
Short term borrowings	0.56	6.11	1.29	0.52
Long-term Federal Home Loan Bank advances	0.11	0.71	3.43	4.11
Subordinated notes	1.33	—	5.48	—
Other borrowed funds	1.16	1.30	5.23	5.57
Total deposits and borrowed funds	100.00%	100.00%	0.43%	0.38%

Interest expense on deposits was $5,315 and $4,420 for the second quarter of 2017 and 2016, respectively. The cost of total deposits was 0.30% and 0.26% for the same periods. The increase is attributable to both the increase in the average balance of total interest bearing deposits as well as an increase in the interest rates on interest bearing demand deposits and time deposits. Although the Company continues to seek changes in the mix of our deposits from higher costing time deposits to lower costing interest-bearing deposits and non-interest bearing deposits, rates offered on the Company's interest-bearing deposit accounts, including time deposits, have increased to match competitive market interest rates in order to maintain stable sources of funding.

Interest expense on total borrowings was $2,661 and $2,431 for the second quarter of 2017 and 2016, respectively. The average balance of borrowings decreased $360,917 to $233,542 for the three months ended June 30, 2017, as compared to $594,459 for the same period in 2016. The decrease is attributable to a decrease in short-term borrowings from the Federal Home Loan Bank offset by the subordinated notes offered in the third quarter of 2016. The cost of total borrowed funds was 4.57% and 1.64% for the second quarter of 2017 and 2016, respectively. Although the average balance of borrowings have decreased, the lower costing short-term borrowings discussed above were replaced with the higher costing subordinated notes.

A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets
Three Months Ended June 30,
2017	2016
1.58%	1.68%

Total noninterest income includes fees generated from deposit services, originations and sales of mortgage loans, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income was $34,265 for the second quarter of 2017 as compared to $35,586 for the same period in 2016. The decrease in noninterest income and its related components is primarily attributable to a decrease in mortgage banking income and the absence of a gain on the sale of securities in the second quarter of 2017 as compared to the corresponding period in 2016.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $7,958 and $7,521 for the second quarter of 2017 and 2016, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,778 for the three months ended June 30, 2017 compared to $5,330 for the same period in 2016.

Fees and commissions increased to $5,470 during the second quarter of 2017 as compared to $4,877 for the same period in 2016. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. For the second quarter of 2017, interchange fees on debit card transactions, the largest component of fees and commissions, were $4,579 as compared to $4,155 for the same period in 2016.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers.
Income earned on insurance products was $2,181 and $2,175 for the three months ended June 30, 2017 and 2016, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients' policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $79 and $97 for the three months ended June 30, 2017 and 2016, respectively.
The Trust division within the Wealth Management segment operates on both a fully discretionary and a directed basis which includes administration of employee benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal, corporate and employee benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized investment products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $3,037 for the second quarter of 2017 compared to $2,872 for the same period in 2016. The market value of assets under management or administration was $2,944,381 and $3,072,888 at June 30, 2017 and June 30, 2016, respectively.

Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $454,312 in the three months ended June 30, 2017 compared to $548,007 for the same period in 2016. The decrease in mortgage loan originations is due to a reduction in the refinancing of mortgage loans as mortgage interest rates have increased. The following table presents the components of mortgage banking income included in noninterest income for the three months ending June 30:

	2017	2016
Mortgage servicing income, net	$583	$(283)
Gain on sales of loans, net	5,054	7,123
Fees, net	6,787	6,580
Mortgage banking income, net	$12,424	$13,420

Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies. BOLI income decreased slightly to $985 for the three months ended June 30, 2017 as compared to $996 for the same period in 2016.

Other noninterest income was $2,210 and $2,468 for the three months ended June 30, 2017 and 2016, respectively.  Other noninterest income includes contingency income from our insurance underwriters, income from our SBA banking division, and other miscellaneous income and can fluctuate based on the claims experience in our Insurance agency, production in our SBA banking division, and recognition of other unseasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended June 30,
2017	2016
3.44%	3.64%

Noninterest expense was $74,841 and $77,259 for the second quarter of 2017 and 2016, respectively. The Company recorded merger and conversion expenses of $3,044 for the three months ended June 30, 2017, as compared to $2,807 for the same period in 2016. During the second quarter of 2016, the Company recognized a penalty charge of $329 in connection with the prepayment of certain long-term FHLB advances. No such charge was incurred during the comparable quarter in 2017. Merger and conversion expenses and debt prepayment penalties are considered nonrecurring expenses.

Salaries and employee benefits decreased $373 to $45,014 for the second quarter of 2017 as compared to $45,387 for the same period in 2016. Commission expense from mortgage production decreased year over year as a result of the decrease in mortgage originations during the second quarter of 2017 when compared to the same period of 2016.

Data processing costs decreased to $3,835 in the second quarter of 2017 from $4,502 for the same period in 2016. The decrease for the second quarter of 2017 as compared to the same period in 2016 was primarily attributable to the cost savings realized through contract renegotiations.

Net occupancy and equipment expense for the second quarter of 2017 was $8,814, up from $8,531 for the same period in 2016. The increase is primarily attributable to the enhancements to our IT infrastructure in response to banking and governmental regulation and increased global risk from cyber security breaches.

Expenses related to other real estate owned for the second quarter of 2017 were $781 compared to $1,614 for the same period in 2016. Expenses on other real estate owned for the second quarter of 2017 included write downs of $379 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $2,267 was sold during the three months ended June 30, 2017, resulting in a net loss of $189. Expenses on other real estate owned for the three months ended June 30, 2016 included a $987 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $4,527 was sold during the three months ended June 30, 2016, resulting in a net loss of $181.

Professional fees include fees for legal and accounting services. Professional fees were $1,882 for the second quarter of 2017 as compared to $1,846 for the same period in 2016. Professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $2,430 for the second quarter of 2017 compared to $1,742 for the same period in 2016. This increase is primarily attributable to an increased focus on digital and television marketing throughout our footprint in 2017.

Amortization of intangible assets totaled $1,493 and $1,742 for the second quarter of 2017 and 2016, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from 3 years to 9.2 years.

Communication expenses, those expenses incurred for communication to clients and between employees, were $1,908 for the second quarter of 2017 as compared to $2,040 for the same period in 2016. The decrease can be attributed to the transition from a traditional telephone system to a Voice over IP phone system, which is more cost efficient.

Efficiency Ratio
Three Months Ended June 30,
2017	2016
64.68%	67.46%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. Merger and conversion expenses contributed approximately 263 basis points to the efficiency ratio for the second quarter of 2017. Merger and conversion expenses and debt prepayment penalties contributed approximately 245 basis points and 29 basis points, respectively, to the efficiency ratio for the second quarter of 2016. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to improve from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.

Income Taxes

Income tax expense for the second quarter of 2017 and 2016 was $11,993 and $11,154, respectively. The effective tax rates for those periods were 32.17% and 32.75%, respectively. Although taxable income has continued to increase, the decreased effective tax rate for the second quarter of 2017 as compared to the same period in 2016 is the result of the excess tax benefit realized from the exercise of stock options and vesting of restricted stock.

Results of Operations
Six Months Ended June 30, 2017 as Compared to the Six Months Ended June 30, 2016
Net Income

Net income for the six months ended June 30, 2017 was $49,256 compared to net income of $44,116 for the six months ended June 30, 2016. Basic and diluted EPS for the six months ended June 30, 2017 were both $1.11, as compared to $1.07 and $1.06 for basic and diluted EPS, respectively, for the six months ended June 30, 2016.

The Company incurred expenses and charges in connection with certain transactions that are considered to be infrequent or non-recurring in nature. The following table presents the impact of these charges on reported earnings per share for the dates presented:

	Six Months Ended
	June 30, 2017			June 30, 2016
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and Conversion expenses	$3,389	$2,302	$0.05	$3,755	$2,518	$0.07
Debt prepayment penalty	205	139	—	329	221	0.01

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 70.36% of total net revenue for the first six months of 2017. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income increased to $153,618 for the six months ended June 30, 2017 compared to $147,211 for the same period in 2016. On a tax equivalent basis, net interest income was $157,360 for the six months ended June 30, 2017 as compared to $150,745 for the six months ended June 30, 2016. Net interest margin, the tax equivalent net yield on earning assets, decreased to 4.14% during the six months ended June 30, 2017, as compared to 4.25% for the six months ended June 30, 2016. Net interest margin, excluding the impact from interest income collected on problem loans and purchase accounting adjustments on loans, was 3.76% and 3.80% for the six months ended June 30, 2017 and 2016, respectively. The following table presents the reconciliation of this non-GAAP financial measure to reported net interest margin.

	Six Months Ended
	June 30,
	2017	2016
Taxable equivalent net interest income, as reported	$157,360	$150,745
Net interest income collected on problem loans	3,301	1,591
Accretable yield recognized on purchased loans(1)	11,014	14,268
Net interest income (adjusted)	$143,045	$134,886

Average earning assets	$7,663,186	$7,131,565

Net interest margin, as reported	4.14%	4.25%
Net interest margin, adjusted	3.76%	3.80%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $5,415 and $6,300 for the six months ended June 30, 2017 and 2016, respectively, which increased net interest margin by 14 basis points and 18 basis points for the same periods, respectively.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. Growth in the Company's loan portfolio is the largest contributing factor to the increase in net interest income. Furthermore, after excluding the impact from purchase accounting adjustments, the Company is beginning to replace maturing loans with new or renewed loans at similar rates driving further expansion.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Not purchased	$4,846,290	$106,098	4.41%	$4,065,861	$89,173	4.41%
Purchased	1,400,073	46,469	6.69	1,562,468	50,557	6.51
Purchased and covered(1)	—	—	—	62,727	2,208	7.08
Total Loans	6,246,363	152,567	4.93	5,691,056	141,938	5.02
Mortgage loans held for sale	140,534	2,980	4.28	261,851	4,845	3.72
Securities:
Taxable(2)	721,240	8,410	2.35	751,887	8,457	2.26
Tax-exempt	335,301	8,188	4.92	355,804	8,384	4.74
Interest-bearing balances with banks	219,748	1,065	0.98	70,967	177	0.50
Total interest-earning assets	7,663,186	173,210	4.56	7,131,565	163,801	4.62
Cash and due from banks	124,287			139,039
Intangible assets	493,078			486,749
FDIC loss-share indemnification asset(1)	—			6,187
Other assets	459,396			489,821
Total assets	$8,739,947			$8,253,361
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$3,389,368	$3,730	0.22	$3,034,314	$2,762	0.18
Savings deposits	561,300	194	0.07	517,304	182	0.07
Time deposits	1,610,494	6,539	0.82	1,550,373	5,436	0.71
Total interest-bearing deposits	5,561,162	10,463	0.38	5,101,991	8,380	0.33
Borrowed funds	257,641	5,387	4.22	566,921	4,676	1.66
Total interest-bearing liabilities	5,818,803	15,850	0.55	5,668,912	13,056	0.46
Noninterest-bearing deposits	1,583,775			1,397,382
Other liabilities	84,417			100,889
Shareholders’ equity	1,252,952			1,086,178
Total liabilities and shareholders’ equity	$8,739,947			$8,253,361
Net interest income/net interest margin		$157,360	4.14%		$150,745	4.25%

(1)Represents information associated with purchased loans covered under loss-share agreements prior to the termination of such agreements on December 8, 2016.
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

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the six months ended June 30, 2017 compared to the same period in 2016:

	Volume	Rate	Net
Interest income:
Loans:
Not purchased	$16,840	$85	$16,925
Purchased	(5,483)	1,395	(4,088)
Purchased and covered (1)	(2,208)	—	(2,208)
Mortgage loans held for sale	(2,591)	726	(1,865)
Securities:
Taxable	(706)	659	(47)
Tax-exempt	(568)	372	(196)
Interest-bearing balances with banks	721	167	888
Total interest-earning assets	6,005	3,404	9,409
Interest expense:
Interest-bearing demand deposits	388	580	968
Savings deposits	15	(3)	12
Time deposits	241	862	1,103
Borrowed funds	(6,350)	7,061	711
Total interest-bearing liabilities	(5,706)	8,500	2,794
Change in net interest income	$11,711	$(5,096)	$6,615

(1)	Represents information associated with purchased loans covered under loss-share agreements prior to the termination of such agreements on December 8, 2016.

Interest income, on a tax equivalent basis, was $173,210 for the six months ended June 30, 2017 compared to $163,801 for the same period in 2016. This increase in interest income, on a tax equivalent basis, is due primarily to the loan growth in the Company's non purchased loan portfolio.

The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total		Yield
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Loans	81.51%	79.80%	4.93%	5.02%
Mortgage loans held for sale	1.83	3.67	4.28	3.72
Securities	13.79	15.53	3.17	3.06
Other	2.87	1.00	0.98	0.50
Total earning assets	100.00%	100.00%	4.56%	4.62%

For the six months ending June 30, 2017, loan income, on a tax equivalent basis, increased $10,629 to $152,567 from $141,938 in the same period in 2016. The average balance of loans increased $555,307 for the six months ended June 30, 2017 compared to the same period in 2016 due to loan growth in the Company's non purchased loan portfolio. The tax equivalent yield on loans was 4.93% for the six months ending June 30, 2017, a 9 basis point decrease from the same period in 2016. Excluding the impact from interest income collected on problem loans and purchase accounting adjustments, the tax equivalent yield on loans was 4.46% for both the six months ending June 30, 2017 and 2016. The table below presents the reconciliation of this non-GAAP financial measure to reported taxable equivalent yield on loans.

	Six Months Ended
	June 30,
	2017	2016
Taxable equivalent interest income on loans, as reported	$152,567	$141,938
Net interest income collected on problem loans	3,301	1,591
Accretable yield recognized on purchased loans(1)	11,014	14,268
Interest income on loans (adjusted)	$138,252	$126,079

Average loans	$6,246,363	$5,691,056

Loan yield, as reported	4.93%	5.02%
Loan yield, adjusted	4.46%	4.46%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $5,415 and $6,300 for the six months ended June 30, 2017 and 2016, respectively, which increased our taxable equivalent loan yield by 17 basis points and 22 basis points for the same periods, respectively.

Investment income, on a tax equivalent basis, decreased $243 to $16,598 for the six months ended June 30, 2017 from $16,841 for the same period in 2016. The average balance in the investment portfolio for the six months ended June 30, 2017 was $1,056,541 compared to $1,107,691 for the same period in 2016. The tax equivalent yield on the investment portfolio for the first six months of 2017 was 3.17%, up 11 basis points from 3.06% in the same period in 2016. Due to the recent increases in interest rates, the prepayment speeds for mortgage backed securities slowed in the first quarter of 2017 which led to a higher yield on these securities.

Interest expense for the six months ended June 30, 2017 was $15,850 as compared to $13,056 for the same period in 2016. The cost of interest-bearing liabilities was 0.55% for the six months ended June 30, 2017 as compared to 0.46% for the same period in June 30, 2016.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Noninterest-bearing demand	21.39%	19.77%	—%	—%
Interest-bearing demand	45.79	42.94	0.22	0.18
Savings	7.58	7.32	0.07	0.07
Time deposits	21.76	21.94	0.82	0.71
Short-term borrowings	0.84	5.94	0.79	0.47
Long-term Federal Home Loan Bank advances	0.11	0.74	3.46	4.10
Subordinated notes	1.33	—	5.50	—
Other long term borrowings	1.20	1.35	5.27	5.55
Total deposits and borrowed funds	100.00%	100.00%	0.43%	0.37%

Interest expense on deposits was $10,463 and $8,380 for the six months ended June 30, 2017 and 2016, respectively. The cost of total deposits was 0.30% and 0.26% for the same periods. The increase is attributable to both the increase in the average balance of all interest bearing deposits as well as an increase in the interest rates on interest bearing demand deposits and time deposits. Although the Company continues to seek changes in the mix of our deposits from higher costing time deposits to lower costing interest-bearing deposits and non-interest bearing deposits, rates offered on the Company's interest-bearing deposit accounts, including time deposits, have increased to match competitive market interest rates in order to maintain stable sources of funding.

Interest expense on total borrowings was $5,387 and $4,676 for the first six months of 2017 and 2016, respectively. The average balance of borrowings decreased $309,280 to $257,641 for the six months ended June 30, 2017, as compared to $566,921 for the same period in 2016. The decrease is attributable to a decrease in short-term borrowings from the Federal Home Loan Bank offset by the subordinated notes offered in the third quarter of 2016. The cost of total borrowed funds was 4.22% and 1.66% for the first six months of 2017 and 2016, respectively. Although the average balance of borrowings have decreased, the lower costing short-term borrowings discussed above were replaced with the higher costing subordinated notes.

A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets
Six Months Ended June 30,
2017	2016
1.53%	1.68%

Noninterest income was $66,286 for the six months ended June 30, 2017 as compared to $68,888 for the same period in 2016. The decrease in noninterest income and its related components is primarily attributable to a decrease in mortgage banking income and the absence of a gain on the sale of securities in the first six months of 2017 as compared to the corresponding period in 2016.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $15,889 and $15,512 for the six months ended June 30, 2017 and 2016, respectively. Overdraft fees, the largest component of service charges on deposits, were $11,457 for the six months ended June 30, 2017 compared to $11,066 for the same period in 2016.

Fees and commissions increased to $10,669 for the first six months of June 30, 2017 as compared to $9,121 for the same period in 2016. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. Interchange fees on debit card transactions, the largest component of fees and commissions, were $8,878 for the six months ending June 30, 2017 as compared to $8,154 for the same period in 2016.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $4,041 and $4,137 for the six months ended June 30, 2017 and 2016, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients' policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $766 and $1,129 for the six months ended June 30, 2017 and 2016, respectively.

The Trust division within the Wealth Management segment operates on both a fully discretionary and a directed basis which includes administration of employee benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal, corporate and employee benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $5,921 for the six months ended June 30, 2017 compared to $5,763 for the same period in 2016. The market value of assets under management or administration was $2,944,381 and $3,072,888 at June 30, 2017 and June 30, 2016, respectively.

Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $772,456 in the six months ended June 30, 2017 compared to $1,006,507 for the same period in 2016. The decrease in mortgage loan originations is due to a reduction in the refinancing of mortgage loans as mortgage interest rates have increased. The following table presents the components of mortgage banking income included in noninterest income for the six months ending June 30:

	2017	2016
Mortgage servicing income, net	$993	$345
Gain on sales of loans, net	11,608	12,969
Fees, net	10,327	12,021
Mortgage banking income, net	$22,928	$25,335

Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies. BOLI income increased to $2,098 for the first six months of June 30, 2017 as compared to $1,950 for the same period in 2016. The increase is primarily driven by death benefits received from existing policies.

Other noninterest income was $4,740 and $5,884 for the six months ended June 30, 2017 and 2016, respectively.  Other noninterest income includes contingency income from our insurance underwriters, income from our SBA banking division, and other miscellaneous income and can fluctuate based on the claims experience in our Insurance agency, production in our SBA banking division, and recognition of other unseasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Six Months Ended June 30,
2017	2016
3.33%	3.58%

Noninterest expense was $144,150 and $147,073 for the six months ended June 30, 2017 and 2016, respectively. Merger and conversion expense was $3,389 for the six months ended June 30, 2017, as compared to $3,755 for the same period in 2016. During the six months ended June 30, 2017, the Company recognized a penalty charge of $205 in connection with the prepayment of $10,310 of junior subordinated debentures. The Company recognized a penalty charge of $329 in connection with the prepayment of certain long-term FHLB advances during the same time period in 2016. Merger and conversion expenses and debt prepayment penalties are considered nonrecurring expenses.

Salaries and employee benefits decreased $557 to $87,223 for the six months ended June 30, 2017 as compared to $87,780 for the same period in 2016. Commission expense from mortgage production decreased year over year as a result of the decrease in mortgage originations during the first six months of 2017 when compared to the same period of 2016.

Data processing costs decreased to $8,069 in the six months ended June 30, 2017 from $8,660 for the same period in 2016. The decrease for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily attributable to the cost savings realized through contract renegotiations.

Net occupancy and equipment expense for the first six months of 2017 was $18,133, up from $16,755 for the same period in 2016. The increase in occupancy and equipment expense is primarily attributable to the KeyWorth acquisition coupled with enhancements to our IT infrastructure in response to banking and governmental regulation and increased global risk from cyber security breaches.

Expenses related to other real estate owned for the first six months of 2017 were $1,313 compared to $2,571 for the same period in 2016. Expenses on other real estate owned for the six months ended June 30, 2017 included write downs of $757 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $6,986 was sold during the six months ended June 30, 2017, resulting in a net gain of $138. Expenses on other real estate owned for the six months ended June 30, 2016 included a $1,281 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $8,188 was sold during the six months ended June 30, 2016, resulting in a net loss of $231.

Professional fees include fees for legal and accounting services. Professional fees were $3,949 for the six months ended June 30, 2017 as compared to $3,635 for the same period in 2016. Professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the overall economic downturn and credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $4,022 for the six months ended June 30, 2017 compared to $3,379 for the same period in 2016. This increase is primarily attributable to an increased focus on digital and television marketing throughout our footprint in 2017.

Amortization of intangible assets totaled $3,056 and $3,439 for the six months ended June 30, 2017 and 2016, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from 3 years to 9.2 years.

Communication expenses, those expenses incurred for communication to clients and between employees, were $3,771 for the six months ended June 30, 2017 as compared to $4,211 for the same period in 2016. The decrease can be attributed to the transition from a traditional telephone system to a Voice over IP phone system, which is more cost efficient.

Efficiency Ratio
Six Months Ended June 30,
2017	2016
64.45%	66.96%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. Merger and conversion expenses and debt prepayment penalties contributed approximately 152 basis points and 9 basis points, respectively, to the efficiency ratio for the first six months of 2017. Merger and conversion expenses and debt prepayment penalties contributed approximately 171 basis points and 15 basis points, respectively, to the efficiency ratio for first six months of 2016. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to continue to improve from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.

Income Taxes

Income tax expense for the six months ended June 30, 2017 and 2016 was $23,248 and $21,680, respectively. The effective tax rates for those periods were 32.06% and 32.95%, respectively. Although taxable income has continued to increase, the decreased effective tax rate for the six months ended June 30, 2017 as compared to the same period in 2016 is the result of the excess tax benefit realized from the exercise of stock options and vesting of restricted stock.

Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit risk and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”
Credit Risk and Allowance for Loan Losses

Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower default. Credit risk is monitored and managed on an ongoing basis by a credit administration department, senior loan committee, a loss management committee and the Board of Directors loan committee. Credit quality, adherence to policies and loss mitigation are major concerns of credit administration and these committees. The Company’s central appraisal review department reviews and approves third-party appraisals obtained by the Company on real estate collateral and monitors loan maturities to ensure updated appraisals are obtained. This department is managed by a State Certified General Real Estate Appraiser and employs two additional State Certified General Real Estate Appraisers, one Appraisal Intern and four real estate evaluators.

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

For commercial and commercial real estate secured loans, risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Loan grades range from 1 to 9, with 1 being loans with the least credit risk. Allowance factors established by management are applied to the total balance of loans in each grade to determine the amount needed in the allowance for loan losses. The allowance factors are established based on historical loss ratios experienced by the Company for these loan types, as well as the credit quality criteria underlying each grade, adjusted for trends and expectations about losses inherent in our existing portfolios. In making these adjustments to the allowance factors, management takes into consideration factors which it believes are causing, or are likely in the future to cause, losses within our loan portfolio but that may not be fully reflected in our historical loss ratios. For portfolio balances of consumer, small balance consumer mortgage loans, such as 1-4 family mortgage loans, and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria.

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

Net charge-offs for the second quarter of 2017 were $524, or 0.03% of average loans, compared to net charge-offs of $191, or 0.01% of average loans, for the same period in 2016. The levels of net charge-offs relative to the size of our loan portfolio continue to represent the lowest levels of charge-offs since the 2008-2009 recession. These metrics are due in part to the pace of the economic recovery, declining unemployment levels, improved labor participation rate, improved performance in the housing market, and the Company's continued efforts to bring problem credits to resolution.

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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	June 30, 2017	December 31, 2016	June 30, 2016
Commercial, financial, agricultural	$5,092	$5,486	$4,512
Lease financing	530	196	198
Real estate – construction	2,580	2,380	2,269
Real estate – 1-4 family mortgage	12,104	14,294	14,219
Real estate – commercial mortgage	22,600	19,059	21,683
Installment loans to individuals	1,243	1,322	1,217
Total	$44,149	$42,737	$44,098

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	June 30, 2017	December 31, 2016	June 30, 2016
Specific reserves for impaired loans	$3,208	$4,141	$7,619
Allocated reserves for remaining portfolio	38,781	35,776	34,307
Purchased with deteriorated credit quality	2,160	2,820	$2,172
Total	$44,149	$42,737	$44,098

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the markets in which we operate. The provision for loan losses was $3,250 and $3,230 for the six months ended June 30, 2017 and 2016, respectively, The consistent amounts of provisioning period over period reflects improving credit quality trends offset by providing for significant loan growth. For purchased loans the provision is calculated based on evidence the loan has deteriorated from performance expectations established in conjunction with the determination of "Day 1 Fair Values" (which equal the outstanding customer balance of a purchased loan on the acquisition date less any credit and/or yield discount applied against the purchased loan) or since our most recent review of such portfolio's performance. Purchased loans will either (1) exceed the performance expectations established in determining the Day 1 Fair Values, resulting in a reversal of any previous provision for such loans, or (2) deteriorate from the performance expectations established in determining the Day 1 Fair Values, resulting in partial or full charge-offs of the carrying value of such purchased loans. If the purchased loan continues to exceed expectations subsequent to the reversal of previously established provision, then an adjustment to accretable yield is warranted, which has a positive impact on interest income.

A majority of the loans purchased in the Company’s FDIC-assisted acquisitions and certain loans purchased and not covered under the Company's FDIC loss-share agreements (prior to the termination of such agreements in December 2016) are accounted for under ASC 310-30, “Loans and Debt Securities Purchased with Deteriorated Credit Quality” (“ASC 310-30”), and are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. As of June 30, 2017, the fair value of loans accounted for in accordance with ASC 310-30 was $236,796. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. Of the entire allowance for loan losses as of June 30, 2017 and 2016, $2,160 and $2,172, respectively, is allocated to loans accounted for under ASC 310-30.

The table below reflects the activity in the allowance for loan losses for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Balance at beginning of period	$42,923	$42,859	$42,737	$42,437
Charge-offs
Commercial, financial, agricultural	304	48	1,136	705
Lease financing	—	—	—	—
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	551	387	826	503
Real estate – commercial mortgage	434	186	661	1,187
Installment loans to individuals	125	192	389	372
Total charge-offs	1,414	813	3,012	2,767
Recoveries
Commercial, financial, agricultural	64	105	121	158
Lease financing	—	—	—	—
Real estate – construction	3	5	34	11
Real estate – 1-4 family mortgage	64	170	146	565
Real estate – commercial mortgage	717	309	812	401
Installment loans to individuals	42	33	61	63
Total recoveries	890	622	1,174	1,198
Net charge-offs	524	191	1,838	1,569
Provision for loan losses	1,750	1,430	3,250	3,230
Balance at end of period	$44,149	$44,098	$44,149	$44,098
Net charge-offs (annualized) to average loans	0.03%	0.01%	0.06%	0.06%
Allowance for loan losses to:
Total non purchased loans	0.87%	1.03%	0.87%	1.03%
Nonperforming non purchased loans	347.74%	366.90%	347.74%	366.90%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Real estate – construction:
Residential	$(3)	$(5)	$(34)	$(9)
Condominiums	—	—	—	(2)
Total real estate – construction	(3)	(5)	(34)	(11)
Real estate – 1-4 family mortgage:
Primary	306	54	513	100
Home equity	78	47	89	51
Rental/investment	70	139	80	134
Land development	33	(23)	(2)	(347)
Total real estate – 1-4 family mortgage	487	217	680	(62)
Real estate – commercial mortgage:
Owner-occupied	37	(164)	80	228
Non-owner occupied	(22)	(45)	70	245
Land development	(298)	86	(301)	313
Total real estate – commercial mortgage	(283)	(123)	(151)	786
Total net charge-offs of loans secured by real estate	$201	$89	$495	$713
Nonperforming Assets

Nonperforming assets consist of nonperforming loans, other real estate owned and nonaccruing investment securities. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. Management, the loss management committee and our loan review staff closely monitor loans that are considered to be nonperforming.

Investment securities may be transferred to nonaccrual status where the recognition of investment interest is discontinued. A number of qualitative factors, including but not limited to the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the determination of whether a debt security should be transferred to nonaccrual status. The interest on these nonaccrual investment securities is accounted for on the cash-basis method until qualifying for return to accrual status. Nonaccruing investment available-for-sale at December 31, 2016 consisted of one of the Company’s three investments in pooled trust preferred securities issued by financial institutions, which are discussed earlier in this section under the heading “Investments”. As discussed in the aforementioned section, the Company's analysis of the pooled trust preferred securities during the second quarter of 2017 supported a return to accrual status for the last remaining security and there were no nonaccruing investment securities at June 30, 2017.

The following table provides details of the Company’s nonperforming assets that are non purchased and nonperforming assets that have been purchased in one of the Company's previous acquisitions as of the dates presented. The nonperforming assets that were covered under the loss share agreements at the time of termination are included in the “Purchased” column as of December 31, 2016.

	Non Purchased	Purchased	Total
June 30, 2017
Nonaccruing loans	$11,413	$5,927	$17,340
Accruing loans past due 90 days or more	1,283	8,128	9,411
Total nonperforming loans	12,696	14,055	26,751
Other real estate owned	4,305	15,409	19,714
Total nonperforming loans and OREO	17,001	29,464	46,465
Total nonperforming assets	$17,001	$29,464	$46,465
Nonperforming loans to total loans			0.42%
Nonperforming assets to total assets			0.52%

December 31, 2016
Nonaccruing loans	$11,273	$11,347	$22,620
Accruing loans past due 90 days or more	2,079	10,815	12,894
Total nonperforming loans	13,352	22,162	35,514
Other real estate owned	5,929	17,370	23,299
Total nonperforming loans and OREO	19,281	39,532	58,813
Nonaccruing securities available-for-sale, at fair value	9,645	—	9,645
Total nonperforming assets	$28,926	$39,532	$68,458
Nonperforming loans to total loans			0.57%
Nonperforming assets to total assets			0.79%

At June 30, 2017, the acquisition of KeyWorth added $714 purchased nonperforming loans while the acquisitions of Heritage and M&F added $5,881 and $4,750, respectively, of such loans. The KeyWorth acquisition added $217 while the Heritage and M&F added $9,110 and $4,718 in purchased nonperforming loans at December 31, 2016.

The Company experienced improving credit quality metrics during the first six months of 2017. The level of nonperforming loans decreased $8,763 from December 31, 2016 while OREO decreased $3,585 during the same period. As discussed above, at June 30, 2017, the Company had no investment securities on nonaccrual status as compared to $9,645 at December 31, 2016. For more information about the Company’s trust preferred securities, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, “Financial Statements,” in this report.

The following table presents nonperforming loans by loan category as of the dates presented:

	June 30, 2017	December 31, 2016	June 30, 2016
Commercial, financial, agricultural	$3,080	$3,709	$2,804
Real estate – construction:
Residential	—	466	675
Total real estate – construction	—	466	675
Real estate – 1-4 family mortgage:
Primary	6,543	6,179	7,919
Home equity	2,137	2,777	1,521
Rental/investment	1,883	2,292	4,565
Land development	1,197	1,656	2,981
Total real estate – 1-4 family mortgage	11,760	12,904	16,986
Real estate – commercial mortgage:
Owner-occupied	7,103	8,282	11,710
Non-owner occupied	3,345	6,821	7,489
Land development	989	2,757	3,019
Total real estate – commercial mortgage	11,437	17,860	22,218
Installment loans to individuals	304	575	434
Lease financing	170	—	—
Total nonperforming loans	$26,751	$35,514	$43,117

The decrease in the level of nonperforming loans from December 31, 2016 is a reflection of the Company's continued strategy to aggressively manage problem loans and assets. The Company continues its efforts to bring problem credits to resolution. Total nonperforming loans as a percentage of total loans were 0.42% as of June 30, 2017 as compared to 0.57% as of December 31, 2016 and 0.72% as of June 30, 2016. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 165.04% as of June 30, 2017 as compared to 120.34% as of December 31, 2016 and 102.28% as of June 30, 2016. The coverage ratio for non purchased, nonperforming loans was 347.74% as of June 30, 2017 as compared to 320.08% as of December 31, 2016 and 366.90% as of June 30, 2016.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at June 30, 2017. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $13,537 at June 30, 2017 as compared to $19,858 at December 31, 2016 and $19,648 at June 30, 2016. The 2016 acquisition of KeyWorth added $156 of purchased loans 30-89 days past due while the Heritage and First M&F mergers contributed $2,521 and $1,398, respectively, at June 30, 2017. The KeyWorth merger contributed $1,813 of purchased, loans 30-89 days past due while the Heritage and First M&F mergers contributed $2,909 and $3,662, respectively, at December 31, 2016.

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

	June 30, 2017	December 31, 2016	June 30, 2016
Nonaccruing loans	$17,340	$22,620	$25,963
Accruing loans past due 90 days or more	9,411	12,894	17,154
Total nonperforming loans	26,751	35,514	43,117
Restructured loans in compliance with modified terms	14,467	11,475	11,607
Total nonperforming and restructured loans	$41,218	$46,989	$54,724

As shown above, restructured loans totaled $14,467 at June 30, 2017 compared to $11,475 at December 31, 2016 and $11,607 at June 30, 2016. At June 30, 2017, loans restructured through interest rate concessions represented 35% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	June 30, 2017	December 31, 2016	June 30, 2016
Commercial, financial, agricultural	$—	$17	$244
Real estate – construction:
Residential	—	518	—
Total real estate – construction	—	518	—
Real estate – 1-4 family mortgage:
Primary	5,638	5,060	4,563
Home equity	244	246	116
Rental/investment	2,247	868	1,007
Land development	7	12	11
Total real estate – 1-4 family mortgage	8,136	6,186	5,697
Real estate – commercial mortgage:
Owner-occupied	4,323	2,496	1,896
Non-owner occupied	1,501	1,589	3,204
Land development	438	603	499
Total real estate – commercial mortgage	6,262	4,688	5,599
Installment loans to individuals	69	66	67

Total restructured loans in compliance with modified terms	$14,467	$11,475	$11,607

Changes in the Company’s restructured loans are set forth in the table below:

	2017	2016
Balance at January 1,	$11,475	$13,453
Additional loans with concessions	4,745	1,267
Reductions due to:
Reclassified as nonperforming	(660)	(134)
Paid in full	(367)	(398)
Charge-offs	(267)	—
Transfer to other real estate owned	—	—
Paydowns	(358)	(142)
Lapse of concession period	(101)	—
Balance at June 30,	$14,467	$14,046

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $6,986 was sold during the six months ended June 30, 2017, resulting in a net gain of $138, while other real estate owned with a cost basis of $8,188 was sold during the six months ended June 30, 2016, resulting in a net loss of $231.
The following table provides details of the Company’s other real estate owned as of the dates presented:

	June 30, 2017	December 31, 2016	June 30, 2016
Residential real estate	$1,913	$2,929	$3,539
Commercial real estate	8,507	8,081	9,739
Residential land development	2,620	4,032	4,229
Commercial land development	6,674	8,257	11,832
Total other real estate owned	$19,714	$23,299	$29,339

Changes in the Company’s other real estate owned were as follows:

	2017	2016
Balance at January 1,	$23,299	$35,402
Transfers of loans	4,227	1,954
Impairments	(757)	(331)
Dispositions	(6,986)	(3,661)
Other	(69)	(130)
Balance at June 30,	$19,714	$33,234

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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing July 1, 2017, in each case as compared to the result under rates present in the market on June 30, 2017. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and does not take into account changes in the slope of the yield curve. On account of the present position of the target federal funds rate, the Company has not presented an analysis assuming a downward movement in rates.

	Percentage Change In:
Immediate Change in Rates of:	Economic Value Equity (EVE)	Earning at Risk (EAR) (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	16.50%	5.44%	14.70%
+300	14.21%	4.47%	11.53%
+200	13.96%	3.35%	8.29%
+100	10.80%	1.90%	4.48%

The rate shock results for the net interest income simulations for the next twenty-four months produce a slightly asset sensitive position at June 30, 2017. The Company's interest rate risk strategy is to remain in an asset sensitive position with a focus on increasing variable rate loan production and generating deposits that are less sensitive to increases in interest rates.
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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 13.60% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At June 30, 2017, securities with a carrying value of $370,904 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $666,873 similarly pledged at December 31, 2016.

Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were short-term borrowings from the FHLB in the amount of $110,600 at June 30, 2017 compared to $100,000 at December 31, 2016. Long-term funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2017, the balance of our outstanding long-term advances with the FHLB was $8,024. The total amount of the remaining credit available to us from the FHLB at June 30, 2017 was $2,336,922. We also maintain lines of credit with other commercial banks totaling $80,000. These are unsecured lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at June 30, 2017 or December 31, 2016.

In the third quarter of 2016, the Company issued and sold $60,000 aggregate principal amount of its 5.00% Fixed-to-Floating Rate Subordinated Notes due 2026 and $40,000 aggregate principal amount of its 5.50% Fixed-to-Floating Rate Subordinated Notes due 2031. The carrying value of the subordinated notes, net of unamortized debt issuance costs, was $98,203 at June 30, 2017.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Noninterest-bearing demand	21.39%	19.77%	—%	—%
Interest-bearing demand	45.79	42.94	0.22	0.18
Savings	7.58	7.32	0.07	0.07
Time deposits	21.76	21.94	0.82	0.71
Short-term borrowings	0.84	5.94	0.79	0.47
Long-term Federal Home Loan Bank advances	0.11	0.74	3.46	4.10
Subordinated notes	1.33	—	5.50	—
Other borrowed funds	1.20	1.35	5.27	5.55
Total deposits and borrowed funds	100.00%	100.00%	0.43%	0.37%

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

Cash and cash equivalents were $236,061 at June 30, 2017 compared to $210,808 at June 30, 2016. Cash used in investing activities for the six months ended June 30, 2017 was $202,762 compared to cash used in investing activities of $129,864 for the six months ended June 30, 2016. Proceeds from the sale, maturity or call of securities within our investment portfolio were $79,381 for the six months ended June 30, 2017 compared to $157,607 for the same period in 2016. These proceeds from the investment portfolio were reinvested into the investment portfolio or used to fund loan growth. Purchases of investment securities were $119,766 for the first six months of 2017 compared to $43,724 for the same period in 2016.

Cash provided by financing activities for the six months ended June 30, 2017 and 2016 was $124,906 and $135,347, respectively. Deposits increased $143,911 and $133,760 for the six months ended June 30, 2017 and 2016, respectively. Cash provided through deposit growth was primarily used to fund loan growth.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2017, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $88,409. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,045. There were no amounts outstanding under this line of credit at June 30, 2017. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the six months ended June 30, 2017, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	June 30, 2017	December 31, 2016
Loan commitments	$1,340,396	$1,263,059
Standby letters of credit	42,170	44,086

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2017, the Company had notional amounts of $91,810 on interest rate contracts with corporate customers and $91,810 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.
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
Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $1,271,786 at June 30, 2017 compared to $1,232,883 at December 31, 2016. Book value per share was $28.62 and $27.81 at June 30, 2017 and December 31, 2016, respectively. The growth in shareholders’ equity was primarily attributable to earnings retention and changes in accumulated other comprehensive income offset by dividends declared.

On September 15, 2015, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which was automatically effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depositary shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company’s banking, insurance and wealth management operations as well as other business opportunities.

The Company has junior subordinated debentures with a carrying value of $85,607 at June 30, 2017, of which $82,729 are included in the Company’s Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital. Although our existing junior subordinated debentures are unaffected, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.

The Company has subordinated notes with a carrying value of $98,203 at June 30, 2017. These notes are included in the Company's Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the phase-in of the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$797,620	11.65%	$445,027	6.50%	$393,678	5.75%
Tier 1 risk-based capital ratio	880,239	12.86%	547,726	8.00%	496,377	7.25%
Total risk-based capital ratio	1,026,916	15.00%	684,657	10.00%	633,308	9.25%
Leverage capital ratios:
Tier 1 leverage ratio	880,239	10.68%	412,041	5.00%	329,632	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$884,090	12.93%	$444,538	6.50%	$393,245	5.75%
Tier 1 risk-based capital ratio	884,090	12.93%	547,124	8.00%	495,831	7.25%
Total risk-based capital ratio	932,564	13.64%	683,905	10.00%	632,612	9.25%
Leverage capital ratios:
Tier 1 leverage ratio	884,090	10.75%	411,260	5.00%	329,008	4.00%

December 31, 2016
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$766,560	11.47%	$434,267	6.50%	$342,403	5.125%
Tier 1 risk-based capital ratio	858,850	12.86%	534,483	8.00%	442,619	6.625%
Total risk-based capital ratio	1,004,038	15.03%	668,103	10.00%	576,239	8.625%
Leverage capital ratios:
Tier 1 leverage ratio	858,850	10.59%	405,441	5.00%	324,353	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$824,850	12.38%	$433,105	6.50%	$341,487	5.125%
Tier 1 risk-based capital ratio	824,850	12.38%	533,052	8.00%	441,434	6.625%
Total risk-based capital ratio	871,911	13.09%	666,315	10.00%	574,697	8.625%
Leverage capital ratios:
Tier 1 leverage ratio	824,850	10.20%	404,442	5.00%	323,554	4.00%

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

The Basel III Rules also introduce a new capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. In addition, the Basel III Rules provide for a countercyclical capital buffer applicable only to certain covered institutions. It is not expected that the countercyclical capital buffer will be applicable to the Company or Renasant Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a 4-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its outstanding stock during the three month period ended June 30, 2017.
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(2)(i)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, First M&F Corporation and Merchants and Farmers Bank dated as of February 6, 2013(1)

(2)(ii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Heritage Financial Group, Inc. and HeritageBank of the South (2)

(2)(iii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank and KeyWorth Bank dated as of October 20, 2015 (3)

(2)(iv)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Metropolitan BancGroup, Inc. and Metropolitan Bank dated as of January 17, 2017 (4)

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (5)

(3)(ii)	Restated Bylaws of Renasant Corporation, as amended (6)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended (5)

(4)(ii)	Restated Bylaws of Renasant Corporation, as amended (6)

(10)(i)	Amendment No. 1 to Executive Employment Agreement dated April 25, 2017 between Renasant Corporation and E. Robinson McGraw(7)

(10)(ii)	Retirement Agreement between Renasant Corporation and O. Leonard Dorminey dated as of April 25, 2017(8)

(12)(i)	Computation of Ratios of Earnings to Fixed Charges

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

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

(7)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on April 28, 2017 and incorporated herein by reference.

(8)	Filed as exhibit 10.2 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 10, 2017 and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	August 9, 2017	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2017	/s/ Kevin D. Chapman
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

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).