Form 10-Q
period 2017-09-30
RENASANT CORP
filed 2017-11-09
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2017, 49,320,225 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$194,985	$160,570
Interest-bearing balances with banks	137,215	145,654
Cash and cash equivalents	332,200	306,224
Securities held to maturity (fair value of as of December 31, 2016 - $362,893)	—	356,282
Securities available for sale, at fair value	1,150,459	674,248
Mortgage loans held for sale, at fair value	207,288	177,866
Loans, net of unearned income:
Non purchased loans and leases	5,293,467	4,713,572
Purchased loans	2,155,141	1,489,137
Total loans, net of unearned income	7,448,608	6,202,709
Allowance for loan losses	(44,531)	(42,737)
Loans, net	7,404,077	6,159,972
Premises and equipment, net	186,730	179,223
Other real estate owned:
Non purchased	4,524	5,929
Purchased	13,296	17,370
Total other real estate owned, net	17,820	23,299
Goodwill	611,046	470,534
Other intangible assets, net	26,218	24,074
Bank-owned life insurance	174,739	152,305
Mortgage servicing rights	35,930	26,302
Other assets	177,180	149,522
Total assets	$10,323,687	$8,699,851
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$1,835,300	$1,561,357
Interest-bearing	6,283,218	5,497,780
Total deposits	8,118,518	7,059,137
Short-term borrowings	384,230	109,676
Long-term debt	207,703	202,459
Other liabilities	101,410	95,696
Total liabilities	8,811,861	7,466,968
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 49,990,248 shares issued; 49,320,225 and 44,332,273 shares outstanding, respectively	249,951	225,535
Treasury stock, at cost	(19,919)	(21,692)
Additional paid-in capital	896,551	707,408
Retained earnings	388,209	337,536
Accumulated other comprehensive loss, net of taxes	(2,966)	(15,904)
Total shareholders’ equity	1,511,826	1,232,883
Total liabilities and shareholders’ equity	$10,323,687	$8,699,851
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income
Loans	$92,536	$76,759	$247,076	$222,781
Securities
Taxable	5,061	3,717	14,040	12,832
Tax-exempt	2,400	2,425	7,284	7,378
Other	698	131	1,763	308
Total interest income	100,695	83,032	270,163	243,299
Interest expense
Deposits	6,834	4,638	17,297	13,018
Borrowings	3,844	2,663	9,231	7,339
Total interest expense	10,678	7,301	26,528	20,357
Net interest income	90,017	75,731	243,635	222,942
Provision for loan losses	2,150	2,650	5,400	5,880
Net interest income after provision for loan losses	87,867	73,081	238,235	217,062
Noninterest income
Service charges on deposit accounts	8,676	8,200	24,565	23,712
Fees and commissions	5,618	4,921	16,287	14,042
Insurance commissions	2,365	2,420	6,406	6,557
Wealth management revenue	2,963	3,040	8,884	8,803
Mortgage banking income	10,616	15,846	33,544	41,181
Net gain on sales of securities	57	—	57	1,186
BOLI income	1,136	979	3,234	2,929
Other	1,982	2,866	6,722	8,750
Total noninterest income	33,413	38,272	99,699	107,160
Noninterest expense
Salaries and employee benefits	48,530	44,702	135,753	132,482
Data processing	4,179	4,560	12,248	13,220
Net occupancy and equipment	9,470	8,830	27,603	25,585
Other real estate owned	603	1,540	1,916	4,111
Professional fees	1,552	1,824	5,501	5,459
Advertising and public relations	1,802	1,661	5,824	5,040
Intangible amortization	1,766	1,684	4,822	5,123
Communications	1,927	2,097	5,698	6,308
Extinguishment of debt	—	2,210	205	2,539
Merger and conversion related expenses	6,266	268	9,655	4,023
Other	4,565	7,092	15,585	19,651
Total noninterest expense	80,660	76,468	224,810	223,541
Income before income taxes	40,620	34,885	113,124	100,681
Income taxes	14,199	11,706	37,447	33,386
Net income	$26,421	$23,179	$75,677	$67,295
Basic earnings per share	$0.54	$0.55	$1.64	$1.62
Diluted earnings per share	$0.53	$0.55	$1.64	$1.61
Cash dividends per common share	$0.18	$0.18	$0.54	$0.53
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$26,421	$23,179	$75,677	$67,295
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains on securities	(764)	1,385	4,712	5,260
Reclassification adjustment for gains realized in net income	—	—	—	(728)
Unrealized holding gains on securities transfered from held to maturity to available for sale	8,108	—	8,108	—
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(4)	(11)	(173)	(49)
Total securities	7,340	1,374	12,647	4,483
Derivative instruments:
Unrealized holding gains (losses) on derivative instruments	100	495	104	(1,199)
Total derivative instruments	100	495	104	(1,199)
Defined benefit pension and post-retirement benefit plans:
Reclassification adjustment for net settlement gain realized in net income	—	(235)	—	(235)
Amortization of net actuarial loss recognized in net periodic pension cost	62	76	187	228
Total defined benefit pension and post-retirement benefit plans	62	(159)	187	(7)
Other comprehensive income, net of tax	7,502	1,710	12,938	3,277
Comprehensive income	$33,923	$24,889	$88,615	$70,572

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$75,677	$67,295
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	5,400	5,880
Depreciation, amortization and accretion	3,541	2,804
Deferred income tax expense	1,669	5,663
Funding of mortgage loans held for sale	(1,256,233)	(1,516,650)
Proceeds from sales of mortgage loans held for sale	1,245,301	1,579,476
Gains on sales of mortgage loans held for sale	(15,719)	(26,687)
Gains on sales of securities	(57)	(1,186)
Penalty on prepayment of debt	205	2,539
Losses on sales of premises and equipment	553	105
Stock-based compensation expense	3,771	2,563
Decrease in FDIC loss-share indemnification asset, net of accretion	—	2,442
(Increase) decrease in other assets	(2,059)	5,591
Decrease in other liabilities	(9,652)	(5,097)
Net cash provided by operating activities	52,397	124,738
Investing activities
Purchases of securities available for sale	(191,679)	(82,243)
Proceeds from sales of securities available for sale	43,494	4,028
Proceeds from call/maturities of securities available for sale	132,044	117,232
Purchases of securities held to maturity	—	(10,644)
Proceeds from sales of securities held to maturity	4,876	—
Proceeds from call/maturities of securities held to maturity	15,882	109,305
Net increase in loans	(272,618)	(407,570)
Purchases of premises and equipment	(11,925)	(8,958)
Proceeds from sales of premises and equipment	1,255	2,462
Proceeds from sales of other assets	11,485	11,040
Net cash received in acquisition of businesses	41,685	25,263
Net cash used in investing activities	(225,501)	(240,085)
Financing activities
Net increase in noninterest-bearing deposits	6,464	163,406
Net increase in interest-bearing deposits	112,854	85,005
Net increase (decrease) in short-term borrowings	274,554	(157,685)
Proceeds from long-term borrowings	—	98,434
Repayment of long-term debt	(169,961)	(46,964)
Cash paid for dividends	(25,004)	(22,108)
Net stock-based compensation transactions	173	415
Excess tax benefit from stock-based compensation	—	664
Net cash provided by financing activities	199,080	121,167
Net increase in cash and cash equivalents	25,976	5,820
Cash and cash equivalents at beginning of period	306,224	211,571
Cash and cash equivalents at end of period	$332,200	$217,391
Supplemental disclosures
Cash paid for interest	$26,974	$19,658
Cash paid for income taxes	$29,491	$22,731
Noncash transactions:
Transfers of loans to other real estate owned	$5,418	$5,147
Financed sales of other real estate owned	$257	$538
Transfers of loans held for sale to loan portfolio	$—	$15,455
Common stock issued in acquisition of businesses	$213,590	$55,290

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”) and Renasant Insurance, Inc. The Company offers a diversified range of financial, wealth management and insurance services to its retail and commercial customers through its subsidiaries and full service offices located throughout north and central Mississippi, Tennessee, Georgia, Alabama and north Florida.
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
Business Combinations: The Company completed its acquisitions of KeyWorth Bank (“KeyWorth”) and Metropolitan BancGroup, Inc. (“Metropolitan”) on April 1, 2016 and July 1, 2017, respectively. The acquired institutions' financial condition and results of operations are included in the Company's financial condition and results of operations as of the respective acquisition dates.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements. The Company has determined that no significant events occurred after September 30, 2017 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Impact of Recently-Issued Accounting Standards and Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of this standard to annual and interim periods beginning after December 15, 2017. While the Company is currently evaluating the impact ASU 2014-09 will have on its financial position and results of operations, and its financial statement disclosures, the recognition of revenue for a majority of the Company’s income streams, including interest income earned on loans and leases, is governed by other accounting standards and is specifically excluded from the coverage of FASB Accounting Standards Codification (“ASC 606”), “Revenue from Contracts with Customers” (“ASC 606”).  The sources of the Company's revenue covered by ASC 606, the most significant of which is service charges on deposit accounts, are generally based on day-to-day contracts with Company customers; therefore, the Company does not expect significant changes in the timing of the recognition of revenue.   The Company is continuing to evaluate the impact of the new standard on each line of revenue as well as prepare for the new disclosures required by the standard. The Company intends to adopt the standard in the first quarter of 2018 and use the modified retrospective transition method.
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
In March 2016, FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  ASU 2016-09 is intended to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes. The Company adopted ASU 2016-09 beginning January 1, 2017 and as a result recognized as income tax expense in the Company's consolidated statement of income for the nine months ended September 30, 2017 an excess tax benefit realized from the exercise of stock options and vesting of restricted stock. Furthermore, the presentation of certain elements of share-based payment transactions in the Company's Consolidated Statements of Cash Flows was updated to comply with the standard update.
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
In January 2017, FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business” (“ASU 2017-01”), that changes the definition of a business when evaluating whether transactions should be accounted for as the acquisition of assets or the acquisition of a business.  ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the assets acquired is concentrated in a single asset or a group of similar identifiable assets; if so, the acquired assets or group of similar identifiable assets is not considered a business.  In addition, the guidance requires that, to be considered a business, the acquired assets must include an input and a substantive process that together significantly contribute to the ability to create output. The ASU removes the evaluation of whether a market participant could replace any of the missing elements.  ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017 and is not expected to have a material impact on the Company’s financial statements.
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
In August 2017, FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 is intended to simplify hedge accounting by eliminating the requirement to separately measure and report hedge effectiveness. ASU 2017-12 also seeks to expand the application of hedge accounting by modifying current requirements to include hedge accounting on partial-term hedges, the hedging of prepayable financial instruments and other strategies.  ASU 2017-12 will be effective for interim and annual periods beginning after December 15, 2018.  The Company is evaluating the effect that ASU 2017-12 will have on its financial position and results of operations and its financial statement disclosures.

Note 2 – Mergers and Acquisitions
(In Thousands, Except Share Data)
Acquisition of Metropolitan BancGroup, Inc.
Effective July 1, 2017, the Company completed its acquisition of Metropolitan, the parent company of Metropolitan Bank, in a transaction valued at approximately $219,461. The Company issued 4,883,182 shares of common stock and paid approximately $4,764 to Metropolitan stock option holders for 100% of the voting equity interest in Metropolitan. At closing, Metropolitan merged with and into the Company, with the Company the surviving corporation in the merger; immediately thereafter, Metropolitan Bank merged with and into Renasant Bank, with Renasant Bank the surviving banking corporation in the merger. On July 1, 2017, Metropolitan operated eight banking locations in Nashville and Memphis, Tennessee and the Jackson, Mississippi Metropolitan Statistical Area.
The Company recorded approximately $147,478 in intangible assets which consist of goodwill of $140,512 and a core deposit intangible of $6,966. Goodwill resulted from a combination of revenue enhancements from expansion in existing markets and efficiencies resulting from operational synergies. The fair value of the core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately 10 years. The goodwill is not deductible for income tax purposes.

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company's acquisition of Metropolitan based on their fair values on July 1, 2017.

Purchase Price:
Shares issued to common shareholders	4,883,182
Purchase price per share	$43.74
Value of stock paid		$213,590
Cash paid for fractional shares		5
Cash settlement for stock options		4,764
Deal charges, net of taxes		1,102
Total Purchase Price		$219,461
Net Assets Acquired:
Stockholders’ equity at acquisition date	$89,253
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	(731)
Mortgage loans held for sale	30
Loans, net of Metropolitan's allowance for loan losses	(13,071)
Premises and equipment	(4,629)
Intangible assets, net of Metropolitan's existing intangibles	2,340
Other real estate owned	(1,251)
Other assets	2,731
Deposits	(3,603)
Borrowings	(1,294)
Other liabilities	3,930
Deferred income taxes	5,244
Total Net Assets Acquired		78,949
Goodwill resulting from merger(1)		$140,512
(1) The goodwill resulting from the merger has been assigned to the Community Banks operating segment.

The following table summarizes the fair value on July 1, 2017 of assets acquired and liabilities assumed at acquisition date in connection with the merger with Metropolitan. The Company is finalizing the fair values of assets acquired and liabilities assumed related to the Metropolitan acquisition; accordingly, the amounts in the table remain subject to change.

Cash and cash equivalents	$47,556
Securities	108,697
Loans, including mortgage loans held for sale, net of unearned income	967,804
Premises and equipment	8,576
Other real estate owned	1,203
Intangible assets	147,478
Other assets	69,567
Total assets	1,350,881

Deposits	942,084
Borrowings	174,522
Other liabilities	20,685
Total liabilities	1,137,291

The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the nine months ended September 30, 2017 and 2016 of the Company as though the Metropolitan merger had been completed as of January 1, 2016 (and that the KeyWorth merger, discussed below, was still completed on April 1, 2016). The unaudited estimated pro forma information combines the historical results of Metropolitan with the Company's historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2016. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Merger expenses are reflected in the period in which they were incurred.

	Nine Months Ended
	September 30,
	2017	2016
Net interest income - pro forma (unaudited)	$263,525	$252,366

Net income - pro forma (unaudited)	$72,915	$75,744

Earnings per share - pro forma (unaudited):
Basic	$1.50	$1.68
Diluted	$1.50	$1.67

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities
(In Thousands, Except Number of Securities)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Obligations of other U.S. Government agencies and corporations	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	—	—
	$—	$—	$—	$—
December 31, 2016
Obligations of other U.S. Government agencies and corporations	$14,101	$4	$(187)	$13,918
Obligations of states and political subdivisions	342,181	8,572	(1,778)	348,975
	$356,282	$8,576	$(1,965)	$362,893

In light of the ongoing fiscal uncertainty in many state and local governments, and the fact that the Company’s held to maturity portfolio consisted primarily of municipal securities, the Company analyzes its exposure to potential losses in its security portfolio on at least a quarterly basis. Management reviews the underlying credit rating and analyzes the financial condition of the respective issuers. Although the Company’s analysis of its securities portfolio in the third quarter of 2017 showed that the municipal securities held by the Company had not experienced significant deterioration as of the date of such analysis, the Company transferred all held to maturity securities to available for sale during the third quarter of 2017. This transfer gives management the flexibility to quickly liquidate any municipal securities should further analysis reveal more significant deterioration than has been experienced to date. At the date of transfer, the securities transferred had a carrying value of $365,941, which includes an unrealized gain of $13,218. At transfer, the unrealized gain was included in the carrying value of the securities portfolio and in accumulated other comprehensive loss presented in the Consolidated Balance Sheet.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Obligations of other U.S. Government agencies and corporations	$14,648	$74	$(84)	$14,638
Obligations of states and political subdivisions	337,725	12,787	(158)	350,354
Residential mortgage backed securities:
Government agency mortgage backed securities	459,336	2,876	(2,654)	459,558
Government agency collateralized mortgage obligations	234,224	764	(2,330)	232,658
Commercial mortgage backed securities:
Government agency mortgage backed securities	45,340	762	(173)	45,929
Government agency collateralized mortgage obligations	11,354	89	—	11,443
Trust preferred securities	12,454	—	(3,494)	8,960
Other debt securities	26,546	429	(56)	26,919
	$1,141,627	$17,781	$(8,949)	$1,150,459

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Obligations of other U.S. Government agencies and corporations	$2,066	$92	$—	$2,158
Residential mortgage backed securities:
Government agency mortgage backed securities	414,019	1,941	(6,643)	409,317
Government agency collateralized mortgage obligations	171,362	831	(3,367)	168,826
Commercial mortgage backed securities:
Government agency mortgage backed securities	50,628	696	(461)	50,863
Government agency collateralized mortgage obligations	2,528	38	(16)	2,550
Trust preferred securities	23,749	—	(5,360)	18,389
Other debt securities	22,053	310	(218)	22,145
	$686,405	$3,908	$(16,065)	$674,248

During the third quarter of 2017, the Company sold one of its pooled trust preferred securities (XXIV) with a carrying value of $9,346 at the time of sale for net proceeds of $9,403 resulting in a gain of $57 on the sale. The Company also sold certain securities acquired in connection with its acquisition of Metropolitan. These included $14,750 in mortgage backed securities and $16,395 in collateralized mortgage obligations, which were classified as available for sale, and $4,876 in obligations of states and political subdivisions, which were classified as held to maturity. These securities were sold at carrying value and did not result in a gain or loss. During the first nine months of 2017, the Company also sold residential mortgage backed securities with a carrying value of $2,946 at the time of sale for net proceeds of $2,946 resulting in no gain or loss on the sale. During the first nine months of 2016, the Company sold "other equity" securities with a carrying value of $2,842 at the time of sale for net proceeds of $4,028 resulting in a net gain of $1,186.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Gross realized gains and losses on sales of securities available for sale for the three and nine months ended September 30, 2017 and 2016, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gross gains on sales of securities available for sale	$57	$—	$57	$1,257
Gross losses on sales of securities available for sale	—	—	—	(71)
Gains on sales of securities available for sale, net	$57	$—	$57	$1,186

At September 30, 2017 and December 31, 2016, securities with a carrying value of $459,369 and $642,447, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $27,164 and $24,426 were pledged as collateral for short-term borrowings and derivative instruments at September 30, 2017 and December 31, 2016, respectively.
The amortized cost and fair value of securities at September 30, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Due within one year	$23,491	$23,798
Due after one year through five years	106,577	110,274
Due after five years through ten years	147,761	153,199
Due after ten years	94,150	93,983
Residential mortgage backed securities:
Government agency mortgage backed securities	459,336	459,558
Government agency collateralized mortgage obligations	234,224	232,658
Commercial mortgage backed securities:
Government agency mortgage backed securities	45,340	45,929
Government agency collateralized mortgage obligations	11,354	11,443
Other debt securities	19,394	19,617
	$1,141,627	$1,150,459

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
December 31, 2016
Obligations of other U.S. Government agencies and corporations	4	$11,915	$(187)	0	$—	$—	4	$11,915	$(187)
Obligations of states and political subdivisions	102	83,362	(1,778)	0	—	—	102	83,362	(1,778)
Total	106	$95,277	$(1,965)	0	$—	$—	106	$95,277	$(1,965)
Available for Sale:
September 30, 2017
Obligations of other U.S. Government agencies and corporations	4	$12,018	$(84)	0	$—	$—	4	$12,018	$(84)
Obligations of states and political subdivisions	16	11,248	(105)	3	2,037	(53)	19	13,285	(158)
Residential mortgage backed securities:
Government agency mortgage backed securities	97	249,318	(1,902)	12	31,392	(752)	109	280,710	(2,654)
Government agency collateralized mortgage obligations	34	126,612	(974)	19	44,790	(1,356)	53	171,402	(2,330)
Commercial mortgage backed securities:
Government agency mortgage backed securities	4	9,906	(25)	3	5,978	(148)	7	15,884	(173)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	2	8,960	(3,494)	2	8,960	(3,494)
Other debt securities	5	9,105	(48)	1	1,205	(8)	6	10,310	(56)
Total	160	$418,207	$(3,138)	40	$94,362	$(5,811)	200	$512,569	$(8,949)
December 31, 2016
Obligations of other U.S. Government agencies and corporations	0	$—	$—	0	$—	$—	0	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	131	298,400	(6,042)	5	11,504	(601)	136	309,904	(6,643)
Government agency collateralized mortgage obligations	40	97,356	(1,845)	14	33,786	(1,522)	54	131,142	(3,367)
Commercial mortgage backed securities:
Government agency mortgage backed securities	9	21,933	(453)	2	1,101	(8)	11	23,034	(461)
Government agency collateralized mortgage obligations	1	1,729	(16)	0	—	—	1	1,729	(16)
Trust preferred securities	0	—	—	3	18,389	(5,360)	3	18,389	(5,360)
Other debt securities	3	7,946	(208)	2	2,475	(10)	5	10,421	(218)
Total	184	$427,364	$(8,564)	26	$67,255	$(7,501)	210	$494,619	$(16,065)

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

The Company does not intend to sell any securities in an unrealized loss position that it holds, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company has experienced an overall improvement in the fair value of its investment portfolio and is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any OTTI for the three or nine months ended September 30, 2017 or 2016.
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $12,454 and $23,749 and a fair value of $8,960 and $18,389 at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, the investments in pooled trust preferred securities consisted of two securities representing interests in various tranches of trusts collateralized by debt issued by over 160 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments before recovery of the investments' amortized cost, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be at maturity. At September 30, 2017, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for both trust preferred securities and recognized credit related impairment losses on these securities in 2011. No additional impairment was recognized during the nine months ended September 30, 2017.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at September 30, 2017:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XXIII	Pooled	B-2	$8,302	$5,813	$(2,489)	A1	15%
XXVI	Pooled	B-2	4,152	3,147	(1,005)	Ba3	19%
			$12,454	$8,960	$(3,494)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2017	2016
Balance at January 1	$(3,337)	$(3,337)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—
Reductions for securities sold during the period	$3,076	$—
Balance at September 30	$(261)	$(3,337)

Note 4 – Non Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean non purchased loans.

The following is a summary of non purchased loans and leases as of the dates presented:

	September 30, 2017	December 31, 2016
Commercial, financial, agricultural	$707,835	$589,290
Lease financing	54,688	49,250
Real estate – construction	477,638	483,926
Real estate – 1-4 family mortgage	1,644,060	1,425,730
Real estate – commercial mortgage	2,311,340	2,075,137
Installment loans to individuals	100,692	92,648
Gross loans	5,296,253	4,715,981
Unearned income	(2,786)	(2,409)
Loans, net of unearned income	5,293,467	4,713,572

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2017
Commercial, financial, agricultural	$1,808	$774	$703,574	$706,156	$538	$863	$278	$1,679	$707,835
Lease financing	476	—	54,047	54,523	—	165	—	165	54,688
Real estate – construction	403	—	477,235	477,638	—	—	—	—	477,638
Real estate – 1-4 family mortgage	6,307	984	1,632,983	1,640,274	210	1,342	2,234	3,786	1,644,060
Real estate – commercial mortgage	3,140	1,505	2,302,423	2,307,068	—	1,303	2,969	4,272	2,311,340
Installment loans to individuals	258	32	100,334	100,624	—	45	23	68	100,692
Unearned income	—	—	(2,786)	(2,786)	—	—	—	—	(2,786)
Total	$12,392	$3,295	$5,267,810	$5,283,497	$748	$3,718	$5,504	$9,970	$5,293,467
December 31, 2016
Commercial, financial, agricultural	$811	$720	$586,730	$588,261	$—	$932	$97	$1,029	$589,290
Lease financing	193	—	48,919	49,112	—	138	—	138	49,250
Real estate – construction	995	—	482,931	483,926	—	—	—	—	483,926
Real estate – 1-4 family mortgage	6,189	1,136	1,414,254	1,421,579	161	1,222	2,768	4,151	1,425,730
Real estate – commercial mortgage	2,283	99	2,066,821	2,069,203	580	2,778	2,576	5,934	2,075,137
Installment loans to individuals	324	124	92,179	92,627	—	21	—	21	92,648
Unearned income	—	—	(2,409)	(2,409)	—	—	—	—	(2,409)
Total	$10,795	$2,079	$4,689,425	$4,702,299	$741	$5,091	$5,441	$11,273	$4,713,572
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for commercial, consumer and construction loans above a minimum dollar amount threshold by, as applicable, the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are evaluated collectively for impairment. When the ultimate collectability of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged-off. For impaired loans, a specific reserve is established to adjust the carrying value of the loan to its estimated net realizable value.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loans accounted for under FASB ASC 310-20, “Nonrefundable Fees and Other Cost” (“ASC 310-20”), and which are impaired loans recognized in conformity with ASC 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
September 30, 2017
Commercial, financial, agricultural	$2,118	$1,843	$—	$1,843	$30
Real estate – construction	897	897	—	897	4
Real estate – 1-4 family mortgage	10,508	8,004	704	8,708	809
Real estate – commercial mortgage	9,777	7,189	—	7,189	1,958
Installment loans to individuals	140	136	—	136	1
Total	$23,440	$18,069	$704	$18,773	$2,802
December 31, 2016
Commercial, financial, agricultural	$1,577	$1,175	$—	$1,175	$136
Real estate – construction	517	517	—	517	1
Real estate – 1-4 family mortgage	10,823	9,207	—	9,207	1,091
Real estate – commercial mortgage	15,007	10,053	568	10,621	2,397
Installment loans to individuals	87	87	—	87	1
Totals	$28,011	$21,039	$568	$21,607	$3,626

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$1,960	$8	$1,841	$22
Real estate – construction	897	33	862	26
Real estate – 1-4 family mortgage	8,897	71	16,119	97
Real estate – commercial mortgage	7,575	46	10,953	46
Installment loans to individuals	140	1	67	1
Total	$19,469	$159	$29,842	$192

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$2,140	$8	$1,762	$42
Real estate – construction	861	36	671	27
Real estate – 1-4 family mortgage	8,944	165	16,354	283
Real estate – commercial mortgage	7,844	134	11,800	236
Installment loans to individuals	148	2	67	2
Total	$19,937	$345	$30,654	$590

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
The following tables illustrate the impact of modifications classified as restructured loans which were held on the Consolidated Balance Sheets at period end and are segregated by class for the periods presented.

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended September 30, 2017
Real estate – 1-4 family mortgage	4	$307	$307
Real estate – commercial mortgage	1	230	175
Installment loans to individuals	—	—	—
Total	5	$537	$482
Three months ended September 30, 2016
Real estate – construction	1	510	510
Real estate – 1-4 family mortgage	2	$194	$147
Total	3	$704	$657

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Nine months ended September 30, 2017
Real estate – 1-4 family mortgage	9	$611	$601
Real estate – commercial mortgage	3	683	318
Installment loans to individuals	1	4	3
Total	13	$1,298	$922
Nine months ended September 30, 2016
Real estate – construction	1	510	510
Real estate – 1-4 family mortgage	10	$1,199	$1,096
Real estate – commercial mortgage	1	529	525
Total	12	$2,238	$2,131

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were three restructured loans in the amount of $597 contractually 90 days past due or more and still accruing at September 30, 2017 and no restructured loans contractually 90 days past due or more and still accruing at September 30, 2016. The outstanding balance of restructured loans on nonaccrual status was $4,651 and $6,485 at September 30, 2017 and September 30, 2016, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Recorded Investment
Totals at January 1, 2017	53	$7,447
Additional loans with concessions	13	965
Reclassified as performing	1	55
Reductions due to:
Reclassified as nonperforming	(5)	(670)
Paid in full	(7)	(1,086)
Charge-offs	(1)	(250)
Principal paydowns	—	(238)
Lapse of concession period	(1)	(923)
Totals at September 30, 2017	53	$5,300

The allocated allowance for loan losses attributable to restructured loans was $98 and $287 at September 30, 2017 and September 30, 2016, respectively. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2017 and had $11 in remaining availability under commitments to lend additional funds on restructured loans at September 30, 2016.
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

	Pass	Watch	Substandard	Total
September 30, 2017
Commercial, financial, agricultural	$522,410	$4,505	$726	$527,641
Real estate – construction	415,168	130	88	415,386
Real estate – 1-4 family mortgage	247,584	3,778	5,492	256,854
Real estate – commercial mortgage	1,964,371	13,408	10,654	1,988,433
Installment loans to individuals	504	—	—	504
Total	$3,150,037	$21,821	$16,960	$3,188,818
December 31, 2016
Commercial, financial, agricultural	$434,323	$4,531	$850	$439,704
Real estate – construction	402,156	393	—	402,549
Real estate – 1-4 family mortgage	190,882	3,374	6,129	200,385
Real estate – commercial mortgage	1,734,523	18,118	13,088	1,765,729
Total	$2,761,884	$26,416	$20,067	$2,808,367

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Performing	Non- Performing	Total
September 30, 2017
Commercial, financial, agricultural	$178,294	$1,900	$180,194
Lease financing	51,737	165	51,902
Real estate – construction	62,252	—	62,252
Real estate – 1-4 family mortgage	1,384,865	2,341	1,387,206
Real estate – commercial mortgage	321,404	1,503	322,907
Installment loans to individuals	100,088	100	100,188
Total	$2,098,640	$6,009	$2,104,649
December 31, 2016
Commercial, financial, agricultural	$148,499	$1,087	$149,586
Lease financing	46,703	138	46,841
Real estate – construction	81,377	—	81,377
Real estate – 1-4 family mortgage	1,222,816	2,529	1,225,345
Real estate – commercial mortgage	308,609	799	309,408
Installment loans to individuals	92,504	144	92,648
Total	$1,900,508	$4,697	$1,905,205

Note 5 – Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 5, all references to “loans” mean purchased loans.

The following is a summary of purchased loans as of the dates presented:

	September 30, 2017	December 31, 2016
Commercial, financial, agricultural	$301,100	$128,200
Real estate – construction	100,082	68,753
Real estate – 1-4 family mortgage	651,792	452,447
Real estate – commercial mortgage	1,079,049	823,758
Installment loans to individuals	23,118	15,979
Gross loans	2,155,141	1,489,137
Unearned income	—	—
Loans, net of unearned income	2,155,141	1,489,137

Past Due and Nonaccrual Loans
The Company’s policies with respect to placing loans on nonaccrual status or charging off loans, and its accounting for interest on any such loans, are described above in Note 4, “Non Purchased Loans.”
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2017
Commercial, financial, agricultural	$616	$481	$299,473	$300,570	$—	$287	$243	$530	$301,100
Real estate – construction	—	—	100,082	100,082	—	—	—	—	100,082
Real estate – 1-4 family mortgage	3,650	2,294	642,147	648,091	139	1,422	2,140	3,701	651,792
Real estate – commercial mortgage	3,448	4,566	1,070,563	1,078,577	196	99	177	472	1,079,049
Installment loans to individuals	346	8	22,599	22,953	3	—	162	165	23,118
Total	$8,060	$7,349	$2,134,864	$2,150,273	$338	$1,808	$2,722	$4,868	$2,155,141
December 31, 2016
Commercial, financial, agricultural	$823	$990	$125,417	$127,230	$260	$381	$329	$970	$128,200
Real estate – construction	527	321	67,760	68,608	—	145	—	145	68,753
Real estate – 1-4 family mortgage	4,572	3,382	440,258	448,212	417	2,047	1,771	4,235	452,447
Real estate – commercial mortgage	3,045	6,112	808,886	818,043	—	2,661	3,054	5,715	823,758
Installment loans to individuals	96	10	15,591	15,697	—	156	126	282	15,979
Total	$9,063	$10,815	$1,457,912	$1,477,790	$677	$5,390	$5,280	$11,347	$1,489,137

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
Loans accounted for under ASC 310-20, and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
September 30, 2017
Commercial, financial, agricultural	$459	$433	$15	$448	$66
Real estate – construction	1,837	759	1,074	1,833	5
Real estate – 1-4 family mortgage	5,239	1,521	3,118	4,639	46
Real estate – commercial mortgage	897	720	169	889	5
Installment loans to individuals	167	154	11	165	4
Total	$8,599	$3,587	$4,387	$7,974	$126
December 31, 2016
Commercial, financial, agricultural	$732	$487	$224	$711	$310
Real estate – construction	147	145	—	145	—
Real estate – 1-4 family mortgage	3,095	1,496	1,385	2,881	43
Real estate – commercial mortgage	2,485	2,275	183	2,458	48
Installment loans to individuals	215	135	55	190	114
Totals	$6,674	$4,538	$1,847	$6,385	$515

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$413	$6	$2,387	$28
Real estate – construction	829	62	1,010	26
Real estate – 1-4 family mortgage	5,174	41	18,914	114
Real estate – commercial mortgage	899	8	13,425	87
Installment loans to individuals	167	—	234	1
Total	$7,482	$117	$35,970	$256

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$332	$9	$2,233	$48
Real estate – construction	741	62	819	28
Real estate – 1-4 family mortgage	5,221	103	19,146	309
Real estate – commercial mortgage	915	25	14,271	294
Installment loans to individuals	169	—	239	2
Total	$7,378	$199	$36,708	$681

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loans accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
September 30, 2017
Commercial, financial, agricultural	$26,853	$6,770	$10,689	$17,459	$325
Real estate – 1-4 family mortgage	71,858	17,639	42,130	59,769	614
Real estate – commercial mortgage	198,563	65,175	100,791	165,966	985
Installment loans to individuals	1,824	693	992	1,685	1
Total	$299,098	$90,277	$154,602	$244,879	$1,925
December 31, 2016
Commercial, financial, agricultural	$20,697	$4,555	$7,439	$11,994	$372
Real estate – construction	1,141	—	840	840	—
Real estate – 1-4 family mortgage	86,725	21,887	50,065	71,952	841
Real estate – commercial mortgage	229,075	62,449	122,538	184,987	1,606
Installment loans to individuals	2,466	366	1,619	1,985	1
Totals	$340,104	$89,257	$182,501	$271,758	$2,820

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-30 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$14,201	$507	$15,317	$252
Real estate – construction	—	—	987	15
Real estate – 1-4 family mortgage	67,802	808	92,830	1,056
Real estate – commercial mortgage	174,394	2,578	226,533	2,635
Installment loans to individuals	1,812	18	2,509	25
Total	$258,209	$3,911	$338,176	$3,983

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$13,530	$988	$15,768	$839
Real estate – construction	—	—	991	48
Real estate – 1-4 family mortgage	68,933	2,301	93,900	3,000
Real estate – commercial mortgage	177,039	6,886	224,004	7,859
Installment loans to individuals	1,865	55	2,625	80
Total	$261,367	$10,230	$337,288	$11,826

Restructured Loans
An explanation of what constitutes a “restructured loan,” and management’s analysis in determining whether to restructure a loan, are described above in Note 4, “Non Purchased Loans.”

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables illustrate the impact of modifications classified as restructured loans which were held on the Consolidated Balance Sheets at period end and are segregated by class for the periods presented:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended September 30, 2017
Real estate – 1-4 family mortgage	18	$1,624	$1,189
Real estate – commercial mortgage	1	393	244
Total	19	$2,017	$1,433
Three months ended September 30, 2016
Real estate – 1-4 family mortgage	2	$132	$120
Total	2	$132	$120

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Nine months ended September 30, 2017
Real estate – 1-4 family mortgage	28	$3,789	$3,062
Real estate – commercial mortgage	3	2,851	2,025
Total	31	$6,640	$5,087
Nine months ended September 30, 2016
Real estate – 1-4 family mortgage	7	$412	$325
Real estate – commercial mortgage	1	83	81
Total	8	$495	$406

There were two restructured loans in the amount of $146 contractually 90 days past due or more and still accruing at September 30, 2017 and no restructured loans contractually 90 days past due or more and still accruing at September 30, 2016. The outstanding balance of restructured loans on nonaccrual status was $504 and $3,279 at September 30, 2017 and September 30, 2016, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2017	42	$4,028
Additional loans with concessions	31	5,182
Reclassified as performing restructured loan	6	534
Reductions due to:
Reclassified to nonperforming loans	(8)	(679)
Paid in full	(1)	(6)
Charge-offs	(1)	(17)
Principal paydowns	—	(278)
Lapse of concession period	(1)	(101)
Totals at September 30, 2017	68	$8,663

The allocated allowance for loan losses attributable to restructured loans was $97 and $34 at September 30, 2017 and September 30, 2016, respectively. The Company had $7 in remaining availability under commitments to lend additional funds on these

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

restructured loans at September 30, 2017 and no remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2016.
Credit Quality
A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 4, “Non Purchased Loans.” The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

	Pass	Watch	Substandard	Total
September 30, 2017
Commercial, financial, agricultural	$269,798	$2,381	$663	$272,842
Real estate – construction	92,825	—	—	92,825
Real estate – 1-4 family mortgage	105,040	6,042	252	111,334
Real estate – commercial mortgage	877,455	7,583	1,835	886,873
Installment loans to individuals	696	—	3	699
Total	$1,345,814	$16,006	$2,753	$1,364,573
December 31, 2016
Commercial, financial, agricultural	$102,777	$2,370	$1,491	$106,638
Real estate – construction	61,206	2,640	—	63,846
Real estate – 1-4 family mortgage	105,265	7,665	364	113,294
Real estate – commercial mortgage	608,192	8,445	723	617,360
Installment loans to individuals	—	—	114	114
Total	$877,440	$21,120	$2,692	$901,252

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing		Non- Performing	Total
September 30, 2017
Commercial, financial, agricultural	$10,741		$58	$10,799
Real estate – construction	7,257		—	7,257
Real estate – 1-4 family mortgage	479,069		1,620	480,689
Real estate – commercial mortgage	26,088		122	26,210
Installment loans to individuals	20,572		162	20,734
Total	$543,727		$1,962	$545,689
December 31, 2016
Commercial, financial, agricultural	$9,489		$79	$9,568
Real estate – construction	3,601	5	466	4,067
Real estate – 1-4 family mortgage	265,697		1,504	267,201
Real estate – commercial mortgage	21,353		58	21,411
Installment loans to individuals	13,712		168	13,880
Total	$313,852		$2,275	$316,127

Loans Purchased with Deteriorated Credit Quality
Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Total Purchased Credit Deteriorated Loans
September 30, 2017
Commercial, financial, agricultural	$17,459
Real estate – 1-4 family mortgage	59,769
Real estate – commercial mortgage	165,966
Installment loans to individuals	1,685
Total	$244,879
December 31, 2016
Commercial, financial, agricultural	$11,994
Real estate – construction	840
Real estate – 1-4 family mortgage	71,952
Real estate – commercial mortgage	184,987
Installment loans to individuals	1,985
Total	$271,758

The following table presents the fair value of loans that exhibited evidence of deteriorated credit quality at the time of acquisition at September 30, 2017:

Total Purchased Credit Deteriorated Loans
Contractually-required principal and interest	$340,513
Nonaccretable difference(1)	(61,435)
Cash flows expected to be collected	279,078
Accretable yield(2)	(34,199)
Fair value	$244,879

(1)	Represents contractual principal and interest cash flows of $52,109 and $9,326, respectively, not expected to be collected.

(2)	Represents contractual principal and interest cash flows of $1,643 and $32,556, respectively, expected to be collected.
Changes in the accretable yield of loans purchased with deteriorated credit quality were as follows:

Total Purchased Credit Deteriorated Loans
Balance at January 1, 2017	$(37,474)
Additions due to acquisition	(1,794)
Reclasses from nonaccretable difference	(7,718)
Accretion	11,619
Charge-offs	1,168
Balance at September 30, 2017	$(34,199)

The following table presents the fair value of loans purchased from KeyWorth as of the April 1, 2016 acquisition date.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

At acquisition date:	April 1, 2016
Contractually-required principal and interest	$289,495
Nonaccretable difference	(3,848)
Cash flows expected to be collected	285,647
Accretable yield	(13,317)
Fair value	$272,330

The following table presents the fair value of loans purchased from Metropolitan as of the July 1, 2017 acquisition date.

At acquisition date:	July 1, 2017
Contractually-required principal and interest	$1,198,132
Nonaccretable difference	(80,887)
Cash flows expected to be collected	1,117,245
Accretable yield	(152,821)
Fair value	$964,424

Note 6 – Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of total non purchased and purchased loans as of the dates presented:

	September 30, 2017	December 31, 2016
Commercial, financial, agricultural	$1,008,935	$717,490
Lease financing	54,688	49,250
Real estate – construction	577,720	552,679
Real estate – 1-4 family mortgage	2,295,852	1,878,177
Real estate – commercial mortgage	3,390,389	2,898,895
Installment loans to individuals	123,810	108,627
Gross loans	7,451,394	6,205,118
Unearned income	(2,786)	(2,409)
Loans, net of unearned income	7,448,608	6,202,709
Allowance for loan losses	(44,531)	(42,737)
Net loans	$7,404,077	$6,159,972

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a roll forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$5,092	$2,580	$12,104	$22,600	$1,773	$44,149
Charge-offs	(974)	—	(575)	(543)	(124)	(2,216)
Recoveries	137	67	145	72	27	448
Net (charge-offs) recoveries	(837)	67	(430)	(471)	(97)	(1,768)
Provision for loan losses charged to operations (2)	938	161	439	481	131	2,150
Ending balance	$5,193	$2,808	$12,113	$22,610	$1,807	$44,531

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Nine Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$5,486	$2,380	$14,294	$19,059	$1,518	$42,737
Charge-offs	(2,110)	—	(1,401)	(1,204)	(513)	(5,228)
Recoveries	258	101	291	884	88	1,622
Net (charge-offs) recoveries	(1,852)	101	(1,110)	(320)	(425)	(3,606)
Provision for loan losses charged to operations (2)	1,559	327	(1,071)	3,871	714	5,400
Ending balance	$5,193	$2,808	$12,113	$22,610	$1,807	$44,531
Period-End Amount Allocated to:
Individually evaluated for impairment	$96	$9	$855	$1,963	$5	$2,928
Collectively evaluated for impairment	4,772	2,799	10,644	19,662	1,801	39,678
Purchased with deteriorated credit quality	325	—	614	985	1	1,925
Ending balance	$5,193	$2,808	$12,113	$22,610	$1,807	$44,531

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended September 30, 2016
Allowance for loan losses:
Beginning balance	$4,512	$2,269	$14,219	$21,683	$1,415	$44,098
Charge-offs	(394)	—	(242)	(466)	(201)	(1,303)
Recoveries	85	4	188	181	21	479
Net (charge-offs) recoveries	(309)	4	(54)	(285)	(180)	(824)
Provision for loan losses	1,308	(52)	1,154	(87)	353	2,676
Benefit attributable to FDIC loss-share agreements	(61)	—	—	(47)	(41)	(149)
Recoveries payable to FDIC	4	2	93	24	—	123
Provision for loan losses charged to operations	1,251	(50)	1,247	(110)	312	2,650
Ending balance	$5,454	$2,223	$15,412	$21,288	$1,547	$45,924

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Nine Months Ended September 30, 2016
Allowance for loan losses:
Beginning balance	$4,186	$1,852	$13,908	$21,111	$1,380	$42,437
Charge-offs	(1,099)	—	(745)	(1,653)	(573)	(4,070)
Recoveries	243	15	753	582	84	1,677
Net (charge-offs) recoveries	(856)	15	8	(1,071)	(489)	(2,393)
Provision for loan losses	2,174	348	1,333	1,067	697	5,619
Benefit attributable to FDIC loss-share agreements	(61)	—	(115)	(48)	(41)	(265)
Recoveries payable to FDIC	11	8	278	229	—	526
Provision for loan losses charged to operations	2,124	356	1,496	1,248	656	5,880
Ending balance	$5,454	$2,223	$15,412	$21,288	$1,547	$45,924
Period-End Amount Allocated to:
Individually evaluated for impairment	$1,004	$2	$5,144	$2,635	$114	$8,899
Collectively evaluated for impairment	4,002	2,221	9,542	16,410	1,432	33,607
Purchased with deteriorated credit quality	448	—	726	2,243	1	3,418
Ending balance	$5,454	$2,223	$15,412	$21,288	$1,547	$45,924

(1)	Includes lease financing receivables.

(2)	Due to the termination of the loss-share agreements on December 8, 2016, there was no loss-share impact to the provision for loan losses in 2017.
The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
September 30, 2017
Individually evaluated for impairment	$2,291	$2,730	$13,347	$8,078	$301	$26,747
Collectively evaluated for impairment	989,185	574,990	2,222,736	3,216,345	173,726	7,176,982
Purchased with deteriorated credit quality	17,459	—	59,769	165,966	1,685	244,879
Ending balance	$1,008,935	$577,720	$2,295,852	$3,390,389	$175,712	$7,448,608
December 31, 2016
Individually evaluated for impairment	$1,886	$662	$12,088	$13,079	$277	$27,992
Collectively evaluated for impairment	703,610	551,177	1,794,137	2,700,829	153,206	5,902,959
Purchased with deteriorated credit quality	11,994	840	71,952	184,987	1,985	271,758
Ending balance	$717,490	$552,679	$1,878,177	$2,898,895	$155,468	$6,202,709

(1)	Includes lease financing receivables.

Note 7 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

	Purchased OREO	Non Purchased OREO	Total OREO
September 30, 2017
Residential real estate	$1,780	$847	$2,627
Commercial real estate	5,552	1,401	6,953
Residential land development	1,233	829	2,062
Commercial land development	4,731	1,447	6,178
Total	$13,296	$4,524	$17,820
December 31, 2016
Residential real estate	$2,230	$699	$2,929
Commercial real estate	6,401	1,680	8,081
Residential land development	2,344	1,688	4,032
Commercial land development	6,395	1,862	8,257
Total	$17,370	$5,929	$23,299

Changes in the Company’s purchased and non purchased OREO were as follows:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at January 1, 2017	$17,370	$5,929	$23,299
Acquired OREO	1,203	—	1,203
Transfers of loans	4,513	905	5,418
Capitalized improvements	—	—	—
Impairments	(935)	(519)	(1,454)
Dispositions	(8,474)	(2,262)	(10,736)
Other	(381)	471	90
Balance at September 30, 2017	$13,296	$4,524	$17,820

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Repairs and maintenance	$206	$209	$602	$815
Property taxes and insurance	87	127	495	745
Impairments	697	1,048	1,454	2,330
Net losses (gains) on OREO sales	(350)	204	(488)	435
Rental income	(37)	(48)	(147)	(214)
Total	$603	$1,540	$1,916	$4,111

Note 8 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the nine months ended September 30, 2017 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2017	$467,767	$2,767	$470,534
Addition to goodwill from acquisition	140,512	—	140,512
Adjustment to previously recorded goodwill	—	—	—
Balance at September 30, 2017	$608,279	$2,767	$611,046

The addition to goodwill during 2017 represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in the Metropolitan acquisition. The Company is finalizing the fair values of certain assets, including property and equipment and taxes, related to the acquisition; as such, the recorded balance of goodwill is subject to change.

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2017
Core deposit intangibles	$54,958	$(29,911)	$25,047
Customer relationship intangible	1,970	(799)	1,171
Total finite-lived intangible assets	$56,928	$(30,710)	$26,218
December 31, 2016
Core deposit intangibles	$47,992	$(25,188)	$22,804
Customer relationship intangible	1,970	(700)	1,270
Total finite-lived intangible assets	$49,962	$(25,888)	$24,074

Current year amortization expense for finite-lived intangible assets was as follows for the periods presented.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Amortization expense for:
Core deposit intangibles	$1,733	$1,651	$4,723	$5,024
Customer relationship intangible	33	33	99	99
Total intangible amortization	$1,766	$1,684	$4,822	$5,123

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2017 and the succeeding four years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2017	$6,399	$131	$6,530
2018	6,130	131	6,261
2019	5,212	131	5,343
2020	4,186	131	4,317
2021	3,107	131	3,238

Note 9 – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights (“MSRs”) are recognized as a separate asset on the date the corresponding mortgage loan is sold. MSRs are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Impairment losses on MSRs are recognized to the extent by which the unamortized cost exceeds fair value. During the first nine months of 2016, the Company recognized an impairment loss on MSRs in earnings in the amount of $40, which was included in “Mortgage banking income” in the Consolidated Statements of Income. There were no impairment losses recognized during the nine months ended September 30, 2017.
During the first nine months of 2016, the Company sold MSRs relating to mortgage loans having an aggregate unpaid principal balance totaling $1,830,444 to a third party for net proceeds of $18,508. There were no sales of MSRs during the nine months ended September 30, 2017.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2017	$26,302
Capitalization	12,379
Amortization	(2,751)
Balance at September 30, 2017	$35,930

Data and key economic assumptions related to the Company’s MSRs as of September 30, 2017 and December 31, 2016 are as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2017	December 31, 2016
Unpaid principal balance	$3,703,064	$2,763,344

Weighted-average prepayment speed (CPR)	8.89%	7.34%
Estimated impact of a 10% increase	$(1,501)	$(1,034)
Estimated impact of a 20% increase	(2,910)	(2,010)

Discount rate	9.68%	9.64%
Estimated impact of a 10% increase	$(1,711)	$(1,368)
Estimated impact of a 20% increase	(3,292)	(2,629)

Weighted-average coupon interest rate	3.89%	3.83%
Weighted-average servicing fee (basis points)	26.22	25.87
Weighted-average remaining maturity (in years)	14.94	11.11
The Company recorded servicing fees of $1,461 and $595 for the three months ended September 30, 2017 and 2016, respectively, and $4,128 and $2,212 for the nine months ended September 30, 2017 and 2016, respectively, which are included in “Mortgage banking income” in the Consolidated Statements of Income.

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

During the third quarter of 2016, the Company incurred a prepayment penalty of $2,210 in connection with the prepayment of $38,886 in long-term borrowings from the Federal Home Loan Bank. Additionally, during the second quarter of 2016, the Company incurred a prepayment penalty of $329 in connection with the prepayment of $3,483 of similar long-term borrowings.

There were no other prepayments of long-term debt during the first nine months of 2017 or 2016.

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

The plan expense for the legacy Renasant defined benefit pension plan (“Pension Benefits - Renasant”), the assumed HeritageBank defined pension plan (“Pension Benefits - HeritageBank”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pension Benefits		Pension Benefits
	Renasant		HeritageBank		Other Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$—	$—	$2	$1
Interest cost	292	304	—	34	11	14
Expected return on plan assets	(485)	(468)	—	(23)	—	—
Recognized actuarial loss	101	101	—	—	2	23
Settlement/curtailment/termination gains	—	—	—	(780)	—	—
Net periodic benefit (return) cost	$(92)	$(63)	$—	$(769)	$15	$38

	Pension Benefits		Pension Benefits
	Renasant		HeritageBank		Other Benefits
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$—	$—	$6	$9
Interest cost	876	912	—	172	32	43
Expected return on plan assets	(1,456)	(1,404)	—	(113)	—	—
Recognized actuarial loss	301	303	—	—	5	57
Settlement/curtailment/termination gains	—	—	—	(780)	—	—
Net periodic benefit (return) cost	$(279)	$(189)	$—	$(721)	$43	$109

In March 2011, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. The Company issues shares of treasury stock to satisfy stock options exercised or restricted stock granted under the plan. Options granted under the plan allow participants to acquire shares of the Company's common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and canceled upon the termination of a participant's employment. There were no stock options granted during the three or nine months ended September 30, 2017 or 2016.

The following table summarizes the changes in stock options as of and for the nine months ended September 30, 2017:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	185,625	$15.97
Granted	—	—
Exercised	(93,625)	16.22
Forfeited	—	—
Options outstanding at end of period	92,000	$15.72

The Company awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to directors, executives and other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a specified performance cycle and the attainment of designated performance goals. Performance-based restricted stock is issued at the target level; the number of shares ultimately awarded is determined at the end of each performance cylce and may be increased or decreased depending on the Company falling short of, meeting or exceeding financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock award is the closing price of the Company's common

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

stock on the day immediately preceding the award date. The following table summarizes the changes in restricted stock as of and for the nine months ended September 30, 2017:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	—	$—	117,345	$31.76
Awarded	54,450	42.22	153,270	42.81
Vested	—	—	(43,305)	32.36
Cancelled	(2,000)	42.22	(5,460)	37.74
Nonvested at end of period	52,450	$42.22	221,850	$39.13
During the nine months ended September 30, 2017, the Company reissued 99,318 shares from treasury in connection with the exercise of stock options and awards of restricted stock. The Company recorded total stock-based compensation expense of $1,359 and $848 for the three months ended September 30, 2017 and 2016, respectively, and $3,770 and $2,563 for the nine months ended September 30, 2017 and 2016, respectively.

Note 12 – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2017, the Company had notional amounts of $219,914 on interest rate contracts with corporate customers and $219,914 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

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
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate and adjustable-rate mortgage loans was $188,614 and $120,050 at September 30, 2017 and December 31, 2016, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $304,000 and $257,000 at September 30, 2017 and December 31, 2016, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$4,681	$1,985
Interest rate lock commitments	Other Assets	3,327	2,643
Forward commitments	Other Assets	561	4,480
Totals		$8,569	$9,108
Derivative liabilities:
Designated as hedging instruments:
Interest rate swaps	Other Liabilities	$3,242	$3,410
Totals		$3,242	$3,410
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$4,681	$1,985
Interest rate lock commitments	Other Liabilities	57	246
Forward commitments	Other Liabilities	449	269
Totals		$5,187	$2,500

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$1,652	$660	$3,021	$1,786
Interest rate lock commitments:
Included in mortgage banking income	(441)	2,297	874	3,359
Forward commitments
Included in mortgage banking income	(486)	3,020	(4,099)	(1,599)
Total	$725	$5,977	$(204)	$3,546

For the Company's derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the nine months ended September 30, 2017 or 2016. The impact on other comprehensive income for the nine months ended September 30, 2017 and 2016, respectively, can be seen at Note 16, "Other Comprehensive Income."

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Gross amounts recognized	$892	$4,778	$7,879	$4,893
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	892	4,778	7,879	4,893
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	780	567	780	567
Financial collateral pledged	—	—	6,922	4,326
Net amounts	$112	$4,211	$177	$—

Note 13 – Income Taxes

(In Thousands)

The following table is a summary of the Company's temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates presented.

	September 30,		December 31,
	2017	2016	2016
Deferred tax assets
Allowance for loan losses	$20,421	$21,418	$19,934
Loans	25,585	24,299	23,240
Deferred compensation	10,857	12,368	11,254
Securities	2,573	2,346	2,439
Net unrealized losses on securities - OCI	1,942	4,016	10,096
Impairment of assets	2,383	3,877	2,512
Federal and State net operating loss carryforwards	3,338	3,113	2,867
Intangibles	—	1,012	1,247
Other	7,319	7,958	3,463
Total deferred tax assets	74,418	80,407	77,052
Deferred tax liabilities
FDIC loss-share indemnification asset	—	1,939	—
Investment in partnerships	946	2,001	1,556
Intangibles	428	—	—
Fixed assets	1,429	2,598	2,517
Mortgage servicing rights	3,360	3,589	3,360
Junior subordinated debt	3,620	4,128	4,111
Other	1,770	4,294	2,876
Total deferred tax liabilities	11,553	18,549	14,420
Net deferred tax assets	$62,865	$61,858	$62,632

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company acquired federal and state net operating losses as part of the Heritage acquisition. The federal net operating loss acquired totaled $18,321, of which $6,160 remained to be utilized as of September 30, 2017, while state net operating losses totaled $17,168, of which $7,995 remained to be utilized as of September 30, 2017. Both the federal and state net operating losses will expire at various dates beginning in 2024.

The Company expects to utilize the federal and state net operating losses prior to expiration. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the nine months ended September 30, 2017 or 2016 or the year ended December 31, 2016.

Note 14 – Investments in Qualified Affordable Housing Projects
(In Thousands)

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  At September 30, 2017 and December 31, 2016, the Company’s carrying value of QAHPs was $8,359 and $6,331, respectively. During the first quarter of 2017, the Company sold its interest in a limited liability partnership which reduced the carrying value of the investment in QAHPs by approximately $2,450. On July 1, 2017, the Company acquired $5,469 in QAHPs in connection with its acquisition of Metropolitan. The Company has no remaining funding obligations related to the QAHPs.  The investments in QAHPs are being accounted for using the effective yield method. The investments in QAHPs are included in “Other assets” on the Consolidated Balance Sheets.

Components of the Company's investments in QAHPs were included in the line item “Income taxes” in the Consolidated Statements of Income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Tax credit amortization	$472	$353	$995	$1,001
Tax credits and other benefits	(671)	(503)	(1,519)	(1,445)
Total	$(199)	$(150)	$(524)	$(444)

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
The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities that are measured on a recurring basis:
Securities available for sale: Securities available for sale consist primarily of debt securities, such as obligations of U.S. Government agencies and corporations, obligations of states and political subdivisions, mortgage-backed securities, trust preferred securities, and other debt securities. Where quoted market prices in active markets are available, securities are classified within Level 1 of the fair value hierarchy. If quoted prices from active markets are not available, fair values are based on quoted market prices for

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active, or model-based valuation techniques where all significant assumptions are observable in the market. Such instruments are classified within Level 2 of the fair value hierarchy. When assumptions used in model-based valuation techniques are not observable in the market, the assumptions used by management reflect estimates of assumptions used by other market participants in determining fair value. When there is limited transparency around the inputs to the valuation, the instruments are classified within Level 3 of the fair value hierarchy.
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
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
September 30, 2017
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$14,638	$—	$14,638
Obligations of states and political subdivisions	—	350,354	—	$350,354
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	459,558	—	459,558
Government agency collateralized mortgage obligations	—	232,658	—	232,658
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	45,929	—	45,929
Government agency collateralized mortgage obligations	—	11,443	—	11,443
Trust preferred securities	—	—	8,960	8,960
Other debt securities	—	26,919	—	26,919
Total securities available for sale	—	1,141,499	8,960	1,150,459
Derivative instruments:
Interest rate contracts	—	4,681	—	4,681
Interest rate lock commitments	—	3,327	—	3,327
Forward commitments	—	561	—	561
Total derivative instruments	—	8,569	—	8,569
Mortgage loans held for sale	—	207,288	—	207,288
Total financial assets	$—	$1,357,356	$8,960	$1,366,316
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$3,242	$—	$3,242
Interest rate contracts	—	4,681	—	4,681
Interest rate lock commitments	—	57	—	57
Forward commitments	—	449	—	449
Total derivative instruments	—	8,429	—	8,429
Total financial liabilities	$—	$8,429	$—	$8,429

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2016
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,158	$—	$2,158
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	409,317	—	409,317
Government agency collateralized mortgage obligations	—	168,826	—	168,826
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	50,863	—	50,863
Government agency collateralized mortgage obligations	—	2,550	—	2,550
Trust preferred securities	—	—	18,389	18,389
Other debt securities	—	22,145	—	22,145
Total securities available for sale	—	655,859	18,389	674,248
Derivative instruments:
Interest rate contracts	—	1,985	—	1,985
Interest rate lock commitments	—	2,643	—	2,643
Forward commitments	—	4,480	—	4,480
Total derivative instruments	—	9,108	—	9,108
Mortgage loans held for sale	—	177,866	—	177,866
Total financial assets	$—	$842,833	$18,389	$861,222
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$3,410	$—	$3,410
Interest rate contracts	—	1,985	—	1,985
Interest rate lock commitments	—	246	—	246
Forward commitments	—	269	—	269
Total derivative instruments	—	5,910	—	5,910
Total financial liabilities	$—	$5,910	$—	$5,910

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the nine months ended September 30, 2017.
The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three and nine months ended September 30, 2017 and 2016, respectively:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended September 30, 2017	Trust preferred securities
Balance at July 1, 2017	$16,992
Accretion included in net income	28
Unrealized gains included in other comprehensive income	1,307
Purchases	—
Sales	(9,346)
Issues	—
Settlements	(21)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2017	$8,960

Three Months Ended September 30, 2016	Trust preferred securities
Balance at July 1, 2016	$18,179
Accretion included in net income	8
Unrealized losses included in other comprehensive income	(41)
Purchases	—
Sales	—
Issues	—
Settlements	(54)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2016	$18,092

Nine Months Ended September 30, 2017	Trust preferred securities
Balance at January 1, 2017	$18,389
Accretion included in net income	74
Unrealized gains included in other comprehensive income	1,866
Purchases	—
Sales	(9,346)
Issues	—
Settlements	(2,023)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2017	$8,960

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2016	Trust preferred securities
Balance at January 1, 2016	$19,469
Accretion included in net income	23
Unrealized losses included in other comprehensive income	(168)
Reclassification adjustment	—
Purchases	—
Sales	—
Issues	—
Settlements	(1,232)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2016	$18,092

For each of the nine months ended September 30, 2017 and 2016, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents information as of September 30, 2017 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$8,960	Discounted cash flows	Default rate	0-100%

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

September 30, 2017	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$8,107	$8,107
OREO	—	—	7,942	7,942
Total	$—	$—	$16,049	$16,049

December 31, 2016	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$4,101	$4,101
OREO	—	—	6,741	6,741
Mortgage servicing rights	—	—	26,302	26,302
Total	$—	$—	$37,144	$37,144

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans that were measured or re-measured at fair value had a carrying value of $8,301 and $4,406 at September 30, 2017 and December 31, 2016, respectively, and a specific reserve for these loans of $194 and $305 was included in the allowance for loan losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	September 30, 2017	December 31, 2016
Carrying amount prior to remeasurement	$9,174	$8,290
Impairment recognized in results of operations	(1,232)	(1,549)
Fair value	$7,942	$6,741

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at September 30, 2017 and December 31, 2016, and $40 in impairment charges were recognized in earnings during the twelve months ended December 31, 2016. There were no impairment charges recognized in earnings for the nine months ended September 30, 2017.
The following table presents information as of September 30, 2017 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$8,107	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	7,942	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net gains of $5,093 and net losses of $145 resulting from fair value changes of these mortgage loans were recorded in income during the nine months ended September 30, 2017 and 2016, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2017:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$207,288	$200,293	$6,995
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of September 30, 2017	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$332,200	$332,200	$—	$—	$332,200
Securities available for sale	1,150,459	—	1,141,499	8,960	1,150,459
Mortgage loans held for sale	207,288	—	207,288	—	207,288
Loans, net	7,404,077	—	—	7,373,870	7,373,870
Mortgage servicing rights	35,930	—	—	41,822	41,822
Derivative instruments	8,569	—	8,569	—	8,569
Financial liabilities
Deposits	$8,118,518	$6,290,726	$1,827,910	$—	$8,118,636
Short-term borrowings	384,230	384,230	—	—	384,230
Other long-term borrowings	111	111	—	—	111
Federal Home Loan Bank advances	7,760	—	8,005	—	8,005
Junior subordinated debentures	85,744	—	67,785	—	67,785
Subordinated notes	114,088	—	118,575	—	118,575
Derivative instruments	8,429	—	8,429	—	8,429

		Fair Value
As of December 31, 2016	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$306,224	$306,224	$—	$—	$306,224
Securities held to maturity	356,282	—	362,893	—	362,893
Securities available for sale	674,248	—	655,859	18,389	674,248
Mortgage loans held for sale	177,866	—	177,866	—	177,866
Loans, net	6,159,972	—	—	5,989,790	5,989,790
Mortgage servicing rights	26,302	—	—	32,064	32,064
Derivative instruments	9,108	—	9,108	—	9,108
Financial liabilities
Deposits	$7,059,137	$5,438,384	$1,631,027	$—	$7,069,411
Short-term borrowings	109,676	109,676	—	—	109,676
Other long-term borrowings	147	147	—	—	147
Federal Home Loan Bank advances	8,542	—	8,777	—	8,777
Junior subordinated debentures	95,643	—	73,301	—	73,301
Subordinated notes	98,127	—	101,000	—	101,000
Derivative instruments	5,910	—	5,910	—	5,910

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 16 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income (loss), net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended September 30, 2017
Securities available for sale:
Unrealized holding losses on securities	$(1,245)	$(481)	$(764)
Unrealized holding gains on securities transfered from held to maturity to available for sale	13,218	5,110	8,108
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(7)	(3)	(4)
Total securities available for sale	11,966	4,626	7,340
Derivative instruments:
Unrealized holding gains on derivative instruments	163	63	100
Total derivative instruments	163	63	100
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	101	39	62
Total defined benefit pension and post-retirement benefit plans	101	39	62
Total other comprehensive income	$12,230	$4,728	$7,502
Three months ended September 30, 2016
Securities available for sale:
Unrealized holding gains on securities	$2,258	$873	$1,385
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(18)	(7)	(11)
Total securities available for sale	2,240	866	1,374
Derivative instruments:
Unrealized holding gains on derivative instruments	807	312	495
Total derivative instruments	807	312	495
Defined benefit pension and post-retirement benefit plans:
Reclassification adjustment for net settlement gain realized in net income	(383)	(148)	(235)
Amortization of net actuarial loss recognized in net periodic pension cost	124	48	76
Total defined benefit pension and post-retirement benefit plans	(259)	(100)	(159)
Total other comprehensive income	$2,788	$1,078	$1,710

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Nine months ended September 30, 2017
Securities available for sale:
Unrealized holding gains on securities	$7,682	$2,970	$4,712
Unrealized holding gains on securities transfered from held to maturity to available for sale	13,218	5,110	8,108
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(282)	(109)	(173)
Total securities available for sale	20,618	7,971	12,647
Derivative instruments:
Unrealized holding gains on derivative instruments	169	65	104
Total derivative instruments	169	65	104
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	305	118	187
Total defined benefit pension and post-retirement benefit plans	305	118	187
Total other comprehensive income	$21,092	$8,154	$12,938
Nine months ended September 30, 2016
Securities available for sale:
Unrealized holding gains on securities	$8,573	$3,313	$5,260
Reclassification adjustment for gains realized in net income	(1,186)	(458)	(728)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(79)	(30)	(49)
Total securities available for sale	7,308	2,825	4,483
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,959)	(760)	(1,199)
Total derivative instruments	(1,959)	(760)	(1,199)
Defined benefit pension and post-retirement benefit plans:
Reclassification adjustment for net settlement gain realized in net income	(383)	(148)	(235)
Amortization of net actuarial loss recognized in net periodic pension cost	360	132	228
Total defined benefit pension and post-retirement benefit plans	(23)	(16)	(7)
Total other comprehensive income	$5,326	$2,049	$3,277
The accumulated balances for each component of other comprehensive income (loss), net of tax, were as follows as of the dates presented:

	September 30, 2017	December 31, 2016
Unrealized gains on securities	$14,732	$9,490
Non-credit related portion of other-than-temporary impairment on securities	(9,313)	(16,719)
Unrealized losses on derivative instruments	(1,252)	(1,355)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,133)	(7,320)
Total accumulated other comprehensive loss	$(2,966)	$(15,904)

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

	Three Months Ended
	September 30,
	2017	2016
Basic
Net income applicable to common stock	$26,421	$23,179
Average common shares outstanding	49,316,572	42,091,164
Net income per common share - basic	$0.54	$0.55
Diluted
Net income applicable to common stock	$26,421	$23,179
Average common shares outstanding	49,316,572	42,091,164
Effect of dilutive stock-based compensation	118,653	219,194
Average common shares outstanding - diluted	49,435,225	42,310,358
Net income per common share - diluted	$0.53	$0.55

	Nine Months Ended
	September 30,
	2017	2016
Basic
Net income applicable to common stock	$75,677	$67,295
Average common shares outstanding	46,050,250	41,500,407
Net income per common share - basic	$1.64	$1.62
Diluted
Net income applicable to common stock	$75,677	$67,295
Average common shares outstanding	46,050,250	41,500,407
Effect of dilutive stock-based compensation	117,891	229,501
Average common shares outstanding - diluted	46,168,141	41,729,908
Net income per common share - diluted	$1.64	$1.61

There were no stock options that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect for the periods presented above.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	September 30, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$970,005	10.05%	$858,850	10.59%
Common Equity Tier 1 Capital to Risk-Weighted Assets	887,234	11.21%	766,560	11.47%
Tier 1 Capital to Risk-Weighted Assets	970,005	12.26%	858,850	12.86%
Total Capital to Risk-Weighted Assets	1,131,605	14.30%	1,004,038	15.03%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$990,117	10.28%	$824,850	10.20%
Common Equity Tier 1 Capital to Risk-Weighted Assets	990,117	12.54%	824,850	12.38%
Tier 1 Capital to Risk-Weighted Assets	990,117	12.54%	824,850	12.38%
Total Capital to Risk-Weighted Assets	1,038,473	13.15%	871,911	13.09%

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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
The following table provides financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended September 30, 2017
Net interest income (loss)	$92,007	$114	$564	$(2,668)	$90,017
Provision for loan losses	2,150	—	—	—	2,150
Noninterest income	28,120	2,394	3,213	(314)	33,413
Noninterest expense	75,681	1,805	2,887	287	80,660
Income (loss) before income taxes	42,296	703	890	(3,269)	40,620
Income tax expense (benefit)	15,199	275	—	(1,275)	14,199
Net income (loss)	$27,097	$428	$890	$(1,994)	$26,421

Total assets	$10,216,826	$25,729	$59,703	$21,429	$10,323,687
Goodwill	608,279	2,767	—	—	611,046

Three months ended September 30, 2016
Net interest income (loss)	$77,064	$85	$472	$(1,890)	$75,731
Provision for loan losses	2,655	—	(5)	—	2,650
Noninterest income	32,773	2,454	3,248	(203)	38,272
Noninterest expense	71,784	1,762	2,745	177	76,468
Income (loss) before income taxes	35,398	777	980	(2,270)	34,885
Income tax expense (benefit)	12,284	301	—	(879)	11,706
Net income (loss)	$23,114	$476	$980	$(1,391)	$23,179

Total assets	$8,446,403	$22,708	$51,176	$22,184	$8,542,471
Goodwill	467,767	2,767	—	—	470,534

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Nine months ended September 30, 2017
Net interest income (loss)	$249,355	$330	$1,575	$(7,625)	$243,635
Provision for loan losses	5,400	—	—	—	5,400
Noninterest income (loss)	83,290	7,207	9,599	(397)	99,699
Noninterest expense	209,920	5,263	8,788	839	224,810
Income (loss) before income taxes	117,325	2,274	2,386	(8,861)	113,124
Income tax expense (benefit)	40,021	888	—	(3,462)	37,447
Net income (loss)	$77,304	$1,386	$2,386	$(5,399)	$75,677

Total assets	$10,216,826	$25,729	$59,703	$21,429	$10,323,687
Goodwill	608,279	2,767	—	—	611,046

Nine months ended September 30, 2016
Net interest income (loss)	$225,449	$259	$1,349	$(4,115)	$222,942
Provision for loan losses	5,893	—	(13)	—	5,880
Noninterest income	89,515	7,734	9,296	615	107,160
Noninterest expense	209,442	5,240	8,312	547	223,541
Income (loss) before income taxes	99,629	2,753	2,346	(4,047)	100,681
Income tax expense (benefit)	33,875	1,074	—	(1,563)	33,386
Net income (loss)	$65,754	$1,679	$2,346	$(2,484)	$67,295

Total assets	$8,446,403	$22,708	$51,176	$22,184	$8,542,471
Goodwill	467,767	2,767	—	—	470,534

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

The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for any measure prepared in accordance with GAAP. Readers of this Form 10-Q should note that, because there are no standard definitions for the calculations as well as the results, the Company's calculations may not be comparable to other similarly titled measures presented by other companies. Also, there may be limits in the usefulness of these measures to readers of this document. As a result, the Company encourages readers to consider its consolidated financial statements and footnotes thereto in their entirety and not to rely on any single financial measure.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at September 30, 2017 compared to December 31, 2016.
Mergers and Acquisitions
On July 1, 2017, the Company completed its acquisition of Metropolitan BancGroup, Inc. (“Metropolitan”), the parent company of Metropolitan Bank. At closing, Metropolitan merged with and into the Company, with the Company the surviving corporation in the merger; immediately thereafter, Metropolitan Bank merged with and into Renasant Bank, with Renasant Bank the surviving banking corporation in the merger. The acquisition increased total assets $1,350,881, including an increase in total loans of $967,804, and increased total deposits by $942,084. The Company is finalizing the fair values of the assets acquired and liabilities assumed as part of the acquisition; accordingly, the foregoing amounts remain subject to change.

See Note 2, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 1, “Financial Statements,” for details regarding the Company’s recent mergers and acquisitions. The Company's financial condition and results of operations include the impact of Metropolitan's operations since the acquisition date.
Assets
Total assets were $10,323,687 at September 30, 2017 compared to $8,699,851 at December 31, 2016.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	September 30, 2017		December 31, 2016
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$14,638	1.27%	$16,259	1.58%
Obligations of states and political subdivisions	350,354	30.45	342,181	33.20
Mortgage-backed securities	749,588	65.16	631,556	61.29
Trust preferred securities	8,960	0.78	18,389	1.78
Other debt securities	26,919	2.34	22,145	2.15
	$1,150,459	100.00%	$1,030,530	100.00%
The balance of our securities portfolio at September 30, 2017 increased $119,929 to $1,150,459 from $1,030,530 at December 31, 2016. On the acquisition date, Metropolitan added approximately $108,697 to our securities portfolio. During the nine months ended September 30, 2017, we purchased $191,679 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised approximately 96% of these purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Proceeds from maturities, calls, sales and principal payments on securities during the first nine months of 2017 totaled $196,296. For information about the Company's decision to transfer all held to maturity securities to securities available for sale in the third quarter of 2017,see Note 3, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, “Financial Statements,” in this report.
The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $12,454 and $23,749 and a fair value of $8,960 and $18,389 at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, the investment in pooled trust preferred securities consisted of two securities representing interests in various tranches of trusts collateralized by debt issued by over 160 financial institutions. During the third quarter of 2017, the Company sold one of its pooled trust preferred securities (XXIV) with a carrying value of $9,346 at the time of sale for net proceeds of $9,403 resulting in a gain of $57 on the sale. For more information about the Company’s trust preferred securities, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, “Financial Statements,” in this report.
Loans
Total loans at September 30, 2017 were $7,448,608, an increase of $1,245,899 from $6,202,709 at December 31, 2016.
The table below sets forth the balance of loans, net of unearned income, outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	September 30, 2017		December 31, 2016
	Balance	Percentage of Total Loans	Balance	Percentage of Total Loans
Commercial, financial, agricultural	$1,008,935	13.55%	$717,490	11.57%
Lease financing	51,902	0.70	46,841	0.75
Real estate – construction	577,720	7.75	552,679	8.91
Real estate – 1-4 family mortgage	2,295,852	30.82	1,878,177	30.28
Real estate – commercial mortgage	3,390,389	45.52	2,898,895	46.74
Installment loans to individuals	123,810	1.66	108,627	1.75
Total loans, net of unearned income	$7,448,608	100.00%	$6,202,709	100.00%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At September 30, 2017, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Non purchased loans totaled $5,293,467 at September 30, 2017 compared to $4,713,572 at December 31, 2016. With the exception of construction loans, the Company experienced loan growth across all categories of non purchased loans, with loans from our specialty commercial business lines, which consist of our asset-based lending, healthcare, factoring, and equipment lease financing banking groups as well as loans meeting the criteria to be guaranteed by the Small Business Administration (“SBA”), contributing $85,068 of the total increase in loans from December 31, 2016.
Looking at the change in loans geographically, non purchased loans in our Mississippi, Georgia, and Tennessee markets increased by $99,173, $285,017, and $64,802, respectively, when compared to December 31, 2016. Non purchased loans in our Alabama and Florida markets (collectively referred to as our “Central Region”) increased $129,347.
Loans purchased in previous acquisitions totaled $2,155,141 and $1,489,137 at September 30, 2017 and December 31, 2016, respectively. The following tables provide a breakdown of non purchased loans and purchased loans as of the dates presented:

	September 30, 2017
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$707,835	$301,100	$1,008,935
Lease financing, net of unearned income	51,902	—	51,902
Real estate – construction:
Residential	178,080	42,499	220,579
Commercial	295,144	54,345	349,489
Condominiums	4,414	3,238	7,652
Total real estate – construction	477,638	100,082	577,720
Real estate – 1-4 family mortgage:
Primary	862,541	426,286	1,288,827
Home equity	431,826	122,644	554,470
Rental/investment	271,471	78,115	349,586
Land development	78,222	24,747	102,969
Total real estate – 1-4 family mortgage	1,644,060	651,792	2,295,852
Real estate – commercial mortgage:
Owner-occupied	884,376	447,187	1,331,563
Non-owner occupied	1,298,198	581,246	1,879,444
Land development	128,766	50,616	179,382
Total real estate – commercial mortgage	2,311,340	1,079,049	3,390,389
Installment loans to individuals	100,692	23,118	123,810
Total loans, net of unearned income	$5,293,467	$2,155,141	$7,448,608

	December 31, 2016
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$589,290	$128,200	$717,490
Lease financing, net of unearned income	46,841	—	46,841
Real estate – construction:
Residential	197,029	19,282	216,311
Commercial	285,638	49,471	335,109
Condominiums	1,259	—	1,259
Total real estate – construction	483,926	68,753	552,679
Real estate – 1-4 family mortgage:
Primary	747,678	281,721	1,029,399
Home equity	400,448	86,151	486,599
Rental/investment	219,237	62,917	282,154
Land development	58,367	21,658	80,025
Total real estate – 1-4 family mortgage	1,425,730	452,447	1,878,177
Real estate – commercial mortgage:
Owner-occupied	833,509	378,756	1,212,265
Non-owner occupied	1,106,727	397,404	1,504,131
Land development	134,901	47,598	182,499
Total real estate – commercial mortgage	2,075,137	823,758	2,898,895
Installment loans to individuals	92,648	15,979	108,627
Total loans, net of unearned income	$4,713,572	$1,489,137	$6,202,709
Mortgage Loans Held for Sale
Mortgage loans held for sale were $207,288 at September 30, 2017 compared to $177,866 at December 31, 2016.
Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $8,118,518 and $7,059,137 at September 30, 2017 and December 31, 2016, respectively. Noninterest-bearing deposits were $1,835,300 and $1,561,357 at September 30, 2017 and December 31, 2016, respectively, while interest-bearing deposits were $6,283,218 and $5,497,780 at September 30, 2017 and December 31, 2016, respectively. On the acquisition date, Metropolitan added approximately $267,479 in noninterest-bearing deposits and approximately $674,605 in interest-bearing deposits. Management continues to focus on growing and maintaining a stable source of funding, specifically core deposits. Under certain circumstances, however, management may elect to acquire non-core deposits in the form of public fund deposits or time deposits. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management's view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits are those of counties, municipalities or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits when it is reasonable under the circumstances. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $969,032 and $894,321 at September 30, 2017 and December 31, 2016, respectively.
Looking at the change in deposits geographically, and excluding deposits assumed in connection with the Metropolitan acquisition, deposits in our Mississippi, Georgia, and Tennessee markets increased $150,560, $24,012 and $3,902, respectively, from December 31, 2016, while deposits in our Central Division market decreased $41,897 from December 31, 2016.
Borrowed Funds
Total borrowings include securities sold under agreements to repurchase, short-term borrowings, advances from the FHLB, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and short-term FHLB advances. At September 30, 2017, short-term borrowings consisted of $9,230 in security repurchase agreements and short-term borrowings from the FHLB of $375,000, compared to security repurchase agreements of $9,676 and short-term borrowings from the FHLB of $100,000 at December 31, 2016. Our short-term borrowings increased from December 31, 2016 in order to fund our growth, as growth in non purchased loans outpaced our organic deposit growth.
At September 30, 2017, long-term debt totaled $207,703 compared to $202,459 at December 31, 2016. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. Long-term FHLB advances were $7,760 and $8,542 at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, $103 of the total long-term FHLB advances outstanding were scheduled to mature within twelve months or less. The Company had $2,205,612 of availability on unused lines of credit with the FHLB at September 30, 2017 compared to $2,633,543 at December 31, 2016.
The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired.) The debentures are the trusts' only assets and interest payments from the debentures finance the distributions paid on the capital securities. During the first quarter of 2017, the Company prepaid $10,310 of junior subordinated debentures and incurred a prepayment penalty of $205. The Company's junior subordinated debentures totaled $85,744 at September 30, 2017 compared to $95,643 at December 31, 2016.
The Company’s subordinated notes, net of unamortized debt issuance costs, totaled $114,088 at September 30, 2017 compared to $98,127 at December 31, 2016. As part of the Metropolitan acquisition, the Company assumed $15,000 of 6.50% fixed-to-floating rate subordinated notes due July 1, 2026.

Results of Operations
Three Months Ended September 30, 2017 as Compared to the Three Months Ended September 30, 2016
Net Income

Net income for the three month period ended September 30, 2017 was $26,421 compared to net income of $23,179 for the three month period ended September 30, 2016. Basic and diluted earnings per share ("EPS") for the three month period ended September 30, 2017 were $0.54 and $0.53, respectively, compared to basic and diluted EPS of $0.55 for the three month period ended September 30, 2016.

The Company incurred expenses and charges in connection with certain transactions that are considered to be infrequent or non-recurring in nature. The following table presents the impact of these charges on reported earnings per share for the dates presented:

	Three Months Ended
	September 30, 2017			September 30, 2016
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and Conversion expenses	$6,266	$4,075	$0.09	$268	$178	$—
Debt prepayment penalty	—	—	—	2,210	1,468	0.03

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 73.34% of total net revenue for the third quarter of 2017. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income increased to $90,017 for the third quarter of 2017 compared to $75,731 for the same period in 2016. On a tax equivalent basis, net interest income was $91,935 for the third quarter of 2017 as compared to $77,483 for the third quarter of 2016. Net interest margin, the tax equivalent net yield on earning assets, decreased to 4.08% during the third quarter of 2017 compared to 4.15% for the third quarter of 2016. Net interest margin, excluding the impact from interest income collected on problem loans and purchase accounting adjustments on loans, was 3.76% and 3.72% for the third quarter of 2017 and 2016, respectively. The table below presents the reconciliation of this non-GAAP financial measure to reported net interest margin.

	Three Months Ended
	September 30,
	2017	2016
Taxable equivalent net interest income, as reported	$91,935	$77,483
Net interest income collected on problem loans	963	1,019
Accretable yield recognized on purchased loans(1)	6,259	6,866
Net interest income (adjusted)	$84,713	$69,598

Average earning assets	$8,944,067	$7,433,461

Net interest margin, as reported	4.08%	4.15%
Net interest margin, adjusted	3.76%	3.72%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $2,770 and $3,317 for the three months ended September 30, 2017 and 2016, respectively, which increased net interest margin by 12 basis points and 18 basis points for the same periods, respectively.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. The Company is continuing its efforts to replace maturing loans with new or renewed loans at similar rates. For the three months ended September 30, 2017 as compared to the same period in 2016, the increase in loan yields, after excluding the impact of purchase accounting, outpaced the increases in the cost of deposits, which is a result of competitive market forces, driving the increase in net interest income and the expansion of our net interest margin on an adjusted basis.

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Not purchased	$5,095,445	$57,560	4.48%	$4,424,727	$47,809	4.30%
Purchased	2,279,965	33,133	5.77%	1,584,179	26,618	6.68%
Purchased and covered(1)	—	—	—%	39,111	701	7.13%
Total Loans	7,375,410	90,693	4.88%	6,048,017	75,128	4.94%
Mortgage loans held for sale	226,512	2,419	4.24%	241,314	2,026	3.34%
Securities:
Taxable(2)	807,001	4,758	2.34	695,589	3,418	1.95
Tax-exempt	340,156	4,046	4.72	350,316	4,081	4.63
Interest-bearing balances with banks	194,988	697	1.42	98,225	131	0.53
Total interest-earning assets	8,944,067	102,613	4.55	7,433,461	84,784	4.54
Cash and due from banks	152,654			124,794
Intangible assets	636,977			497,064
FDIC loss-share indemnification asset(1)	—			4,816
Other assets	543,778			502,064
Total assets	$10,277,476			$8,562,199
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$3,869,297	$2,757	0.28%	$3,106,568	$1,515	0.19%
Savings deposits	575,684	101	0.07	528,794	94	0.07
Time deposits	1,814,268	3,976	0.87	1,619,740	3,029	0.74
Total interest-bearing deposits	6,259,249	6,834	0.43	5,255,102	4,638	0.35
Borrowed funds	575,816	3,844	2.65	550,222	2,663	1.93
Total interest-bearing liabilities	6,835,065	10,678	0.62	5,805,324	7,301	0.50
Noninterest-bearing deposits	1,849,396			1,510,309
Other liabilities	97,424			111,493
Shareholders’ equity	1,495,591			1,135,073
Total liabilities and shareholders’ equity	$10,277,476			$8,562,199
Net interest income/net interest margin		$91,935	4.08%		$77,483	4.15%

(1)
Represents information associated with purchased loans covered under loss-share agreements with the Federal Deposit Insurance Corporation (the “FDIC”) prior to the termination of such agreements on December 8, 2016.

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

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the third quarter of 2017 compared to the third quarter of 2016:

	Volume	Rate	Net(1)
Interest income:
Loans:
Not purchased	$7,680	$2,071	$9,751
Purchased	10,226	(3,711)	6,515
Purchased and covered (2)	(701)	—	(701)
Mortgage loans held for sale	(161)	554	393
Securities:
Taxable	661	679	1,340
Tax-exempt	(92)	57	(35)
Interest-bearing balances with banks	346	220	566
Total interest-earning assets	17,959	(130)	17,829
Interest expense:
Interest-bearing demand deposits	546	696	1,242
Savings deposits	8	(1)	7
Time deposits	430	517	947
Borrowed funds	172	1,009	1,181
Total interest-bearing liabilities	1,156	2,221	3,377
Change in net interest income	$16,803	$(2,351)	$14,452

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

(2)	Represents information associated with purchased loans covered under loss-share agreements with the FDIC prior to the termination of such agreements on December 8, 2016.

Interest income, on a tax equivalent basis, was $102,613 for the third quarter of 2017 compared to $84,784 for the same period in 2016. This increase in interest income, on a tax equivalent basis, is due primarily to the additional earning assets from the Metropolitan acquisition and loan growth in the Company's non purchased loan portfolio as well as an overall increase in the yield on the Company's earning assets due to replacing maturing assets with assets earning similar or higher rates of interest.

The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Loans	82.46%	81.36%	4.88%	4.94%
Mortgage loans held for sale	2.53	3.25	4.24	3.34
Securities	12.83	14.07	3.04	2.85
Other	2.18	1.32	1.42	0.53
Total earning assets	100.00%	100.00%	4.55%	4.54%

For the third quarter of 2017, loan income, on a tax equivalent basis, increased $15,565 to $90,693 from $75,128 compared to the same period in 2016. The average balance of loans increased $1,327,393 from the third quarter of 2017 compared to the third quarter of 2016 due to the Metropolitan acquisition coupled with strong organic loan growth. The tax equivalent yield on loans was 4.88% for the second quarter of 2017, a 6 basis point decrease from the third quarter of 2016. Excluding the impact from interest income collected on problem loans and purchase accounting adjustments on loans, the tax equivalent yield on loans was

4.49% and 4.42% for the third quarter of 2017 and 2016, respectively. The table below presents the reconciliation of this non-GAAP financial measure to reported taxable equivalent yield on loans.

	Three Months Ended
	September 30,
	2017	2016
Taxable equivalent interest income on loans, as reported	$90,693	$75,128
Net interest income collected on problem loans	963	1,019
Accretable yield recognized on purchased loans(1)	6,259	6,866
Interest income on loans (adjusted)	$83,471	$67,243

Average loans	$7,375,410	$6,048,017

Loan yield, as reported	4.88%	4.94%
Loan yield, adjusted	4.49%	4.42%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $2,770 and $3,317 for the three months ended September 30, 2017 and 2016, respectively, which increased our taxable equivalent loan yield by 15 basis points and 22 basis points for the same periods, respectively.

Investment income, on a tax equivalent basis, increased $1,305 to $8,804 for the third quarter of 2017 from $7,499 for the third quarter of 2016. The average balance in the investment portfolio for the third quarter of 2017 was $1,147,157 compared to $1,045,905 for the same period in 2016. The growth in the investment portfolio resulting from the Metropolitan acquisition was offset by our use of the proceeds from the investment portfolio to fund loan growth. The tax equivalent yield on the investment portfolio for the third quarter of 2017 was 3.04%, up 19 basis points from the same period in 2016.

Interest expense was $10,678 for the third quarter of 2017 as compared to $7,301 for the same period in 2016. The cost of interest-bearing liabilities was 0.62% for the three months ended September 30, 2017 as compared to 0.50% for the three months ended September 30, 2016.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Noninterest-bearing demand	21.30%	20.65%	—%	—%
Interest-bearing demand	44.55	42.46	0.28	0.19
Savings	6.63	7.23	0.07	0.07
Time deposits	20.89	22.14	0.87	0.74
Short term borrowings	4.24	5.20	1.17	0.46
Long-term Federal Home Loan Bank advances	0.09	0.43	3.36	3.89
Subordinated notes	1.31	0.58	5.88	5.47
Other borrowed funds	0.99	1.31	4.63	5.54
Total deposits and borrowed funds	100.00%	100.00%	0.49%	0.40%

Interest expense on deposits was $6,834 and $4,638 for the third quarter of 2017 and 2016, respectively. The cost of total deposits was 0.33% and 0.27% for the same periods. The increase is attributable to both the increase in the average balance of total interest bearing deposits resulting from the Metropolitan acquisition as well as an increase in the interest rates on interest bearing demand deposits and time deposits. Although the Company continues to seek changes in the mix of our deposits from higher costing time deposits to lower costing interest-bearing deposits and noninterest-bearing deposits, rates offered on the Company's interest-bearing deposit accounts, including time deposits, have increased to match competitive market interest rates in order to maintain stable sources of funding.

Interest expense on total borrowings was $3,844 and $2,663 for the third quarter of 2017 and 2016, respectively. The average balance of borrowings increased $25,594 to $575,816 for the three months ended September 30, 2017, as compared to $550,222 for the same period in 2016. The increase is attributable to the subordinated notes offered in the third quarter of 2016 offset by a decrease in average short-term borrowings from the Federal Home Loan Bank. The cost of total borrowed funds was 2.65% and 1.93% for the third quarter of 2017 and 2016, respectively.

A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets
Three Months Ended September 30,
2017	2016
1.29%	1.78%

Total noninterest income includes fees generated from deposit services, originations and sales of mortgage loans, insurance products, trust and other wealth management products and services, security gains and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income was $33,413 for the third quarter of 2017 as compared to $38,272 for the same period in 2016. The decrease in noninterest income and its related components is primarily attributable to a decrease in mortgage banking income as compared to the corresponding period in 2016.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $8,676 and $8,200 for the third quarter of 2017 and 2016, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,957 for the three months ended September 30, 2017 compared to $5,946 for the same period in 2016.

Fees and commissions increased to $5,618 during the third quarter of 2017 as compared to $4,921 for the same period in 2016. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. For the third quarter of 2017, interchange fees on debit card transactions, the largest component of fees and commissions, were $4,562 as compared to $4,024 for the same period in 2016. At September 30, 2017, our assets were in excess of $10,000,000. If our assets remain above $10,000,000 at December 31, 2017, then beginning on July 1, 2018 we will become subject to the limitations on interchange fees imposed pursuant to §1075 of the Dodd-Frank Act (this provision, which is commonly referred to as the “Durbin Amendment,” is discussed in more detail in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016). Based on management’s current estimates, the impact of the Durbin Amendment on the Company’s interchange fee income will be approximately $2,100 to $2,300 per quarter. Management is continuing to examine this issue and develop strategies to offset the impact of the Durbin Amendment.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers.
Income earned on insurance products was $2,365 and $2,420 for the three months ended September 30, 2017 and 2016, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients' policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $23 and $25 for the three months ended September 30, 2017 and 2016, respectively.
The Trust division within the Wealth Management segment operates on both a fully discretionary and a directed basis which includes administration of employee benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal, corporate and employee benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized investment products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $2,963 for the third quarter of 2017 compared to $3,040 for the same period in 2016. The market value of assets under management or administration was $3,073,271 and $3,091,815 at September 30, 2017 and September 30, 2016, respectively.

Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $483,777 in the three months ended September 30, 2017 compared to $510,143 for the same period in 2016. The decrease in mortgage loan originations is due to a reduction in the refinancing of mortgage loans as mortgage interest rates have increased. This impact is compounded by margin compression as a result of increased competition due to a reduction in the housing supply in a number of our markets. We expect conditions to remain competitive while mortgage rates remain high and housing supply remains down. The following table presents the components of mortgage banking income included in noninterest income for the three months ending September 30:

	2017	2016
Mortgage servicing income, net	$387	$(158)
Gain on sales of loans, net	4,111	13,716
Fees, net	6,118	2,288
Mortgage banking income, net	$10,616	$15,846

Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies. BOLI income increased slightly to $1,136 for the three months ended September 30, 2017 as compared to $979 for the same period in 2016.

Other noninterest income was $1,982 and $2,866 for the three months ended September 30, 2017 and 2016, respectively.  Other noninterest income includes contingency income from our insurance underwriters, income from our SBA banking division, and other miscellaneous income and can fluctuate based on the claims experience in our Insurance agency, production in our SBA banking division, and recognition of other unseasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended September 30,
2017	2016
3.11%	3.55%

Noninterest expense was $80,660 and $76,468 for the third quarter of 2017 and 2016, respectively. The Company recorded merger and conversion expenses of $6,266 for the three months ended September 30, 2017, as compared to $268 for the same period in 2016. During the third quarter of 2016, the Company recognized a penalty charge of $2,210 in connection with the prepayment of certain long-term FHLB advances. No such charge was incurred during the comparable quarter in 2017. Merger and conversion expenses and debt prepayment penalties are considered nonrecurring expenses.

Salaries and employee benefits increased $3,828 to $48,530 for the third quarter of 2017 as compared to $44,702 for the same period in 2016. The increase in salaries and employee benefits as a result of the Metropolitan acquisition was slightly offset by a decrease in commission expense from the mortgage production decrease during the third quarter of 2017 compared to the same period of 2016.

Data processing costs decreased to $4,179 in the third quarter of 2017 from $4,560 for the same period in 2016. The decrease for the third quarter of 2017 as compared to the same period in 2016 was primarily attributable to the cost savings realized through contract renegotiations.

Net occupancy and equipment expense for the third quarter of 2017 was $9,470, up from $8,830 for the same period in 2016. The increase is attributable to the addition of Metropolitan operations and the enhancements to our IT infrastructure in response to banking and governmental regulation and increased global risk from cyber security breaches.

Expenses related to other real estate owned for the third quarter of 2017 were $603 compared to $1,540 for the same period in 2016. Expenses on other real estate owned for the third quarter of 2017 included write downs of $697 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $3,750 was sold during the three months ended September 30, 2017, resulting in a net gain of $350. Expenses on other real estate owned for the three months ended September 30, 2016 included a $1,048 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $3,287 was sold during the three months ended September 30, 2016, resulting in a net loss of $204.

Professional fees include fees for legal and accounting services. Professional fees were $1,552 for the third quarter of 2017 as compared to $1,824 for the same period in 2016. Professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.
Advertising and public relations expense was $1,802 for the third quarter of 2017 compared to $1,661 for the same period in 2016. This increase is primarily attributable to an increased focus on digital and television marketing throughout our footprint in 2017.

Amortization of intangible assets totaled $1,766 and $1,684 for the third quarter of 2017 and 2016, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 3 years to approximately 10 years.

Communication expenses, those expenses incurred for communication to clients and between employees, were $1,927 for the third quarter of 2017 as compared to $2,097 for the same period in 2016. The decrease can be attributed to the transition from a traditional telephone system to a Voice over IP phone system, which is more cost efficient.

Efficiency Ratio
Three Months Ended September 30,
2017	2016
64.35%	66.06%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. Merger and conversion expenses contributed approximately 500 basis points to the efficiency ratio for the third quarter of 2017. Merger and conversion expenses and debt prepayment penalties contributed approximately 23 basis points and 191 basis points, respectively, to the efficiency ratio for the third quarter of 2016. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to improve from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.

Income Taxes

Income tax expense for the third quarter of 2017 and 2016 was $14,199 and $11,706, respectively. The effective tax rates for those periods were 34.96% and 33.56%, respectively. The increase in taxable income has contributed to the increase in the effective tax rate for the third quarter of 2017 as compared to the same period in 2016.

Results of Operations
Nine Months Ended September 30, 2017 as Compared to the Nine Months Ended September 30, 2016
Net Income

Net income for the nine months ended September 30, 2017 was $75,677 compared to net income of $67,295 for the nine months ended September 30, 2016. Basic and diluted EPS for the nine months ended September 30, 2017 were both $1.64, as compared to basic and diluted EPS of $1.62 and $1.61, respectively, for the nine months ended September 30, 2016.

The Company incurred expenses and charges in connection with certain transactions that are considered to be infrequent or non-recurring in nature. The following table presents the impact of these charges on reported earnings per share for the dates presented:

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and Conversion expenses	$9,655	$6,459	$0.14	$4,023	$2,689	$0.07
Debt prepayment penalty	205	137	—	2,539	1,697	0.05

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 71.43% of total net revenue for the first nine months of 2017. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income increased to $243,635 for the nine months ended September 30, 2017 compared to $222,942 for the same period in 2016. On a tax equivalent basis, net interest income was $249,295 for the nine months ended September 30, 2017 as compared to $228,228 for the nine months ended September 30, 2016. Net interest margin, the tax equivalent net yield on earning assets, decreased to 4.12% during the nine months ended September 30, 2017, as compared to 4.21% for the nine months ended September 30, 2016. Net interest margin, excluding the impact from interest income collected on problem loans and purchase accounting adjustments on loans, was 3.76% and 3.78% for the nine months ended September 30, 2017 and 2016, respectively. The following table presents the reconciliation of this non-GAAP financial measure to reported net interest margin.

	Nine Months Ended
	September 30,
	2017	2016
Taxable equivalent net interest income, as reported	$249,295	$228,228
Net interest income collected on problem loans	4,264	2,610
Accretable yield recognized on purchased loans(1)	17,273	21,135
Net interest income (adjusted)	$227,758	$204,483

Average earning assets	$8,094,838	$7,233,302

Net interest margin, as reported	4.12%	4.21%
Net interest margin, adjusted	3.76%	3.78%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $8,185 and $9,616 for the nine months ended September 30, 2017 and 2016, respectively, which increased net interest margin by 14 basis points and 18 basis points for the same periods, respectively.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. Growth in the Company's loan portfolio is the largest contributing factor to the increase in net interest income. Furthermore, the Company is continuing its efforts to replace maturing loans with new or renewed loans at similar rates driving further interest income and interest margin expansion (after excluding the impact from purchase accounting adjustments).

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Not purchased	$4,930,254	$163,530	4.43%	$4,186,798	$136,982	4.37%
Purchased	1,696,594	79,730	6.28	1,569,785	77,175	6.57
Purchased and covered(1)	—	—	—	54,767	2,909	7.10
Total Loans	6,626,848	243,260	4.91	5,811,350	217,066	4.99
Mortgage loans held for sale	169,508	5,399	4.26	254,930	6,870	3.60
Securities:
Taxable(2)	750,141	13,168	2.35	732,915	11,875	2.16
Tax-exempt	336,937	12,234	4.85	353,954	12,466	4.70
Interest-bearing balances with banks	211,404	1,762	1.11	80,153	308	0.51
Total interest-earning assets	8,094,838	275,823	4.56	7,233,302	248,585	4.59
Cash and due from banks	133,846			134,238
Intangible assets	541,571			490,225
FDIC loss-share indemnification asset(1)	—			5,725
Other assets	487,833			493,949
Total assets	$9,258,088			$8,357,439
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$3,551,102	$6,487	0.24	$3,058,663	$4,277	0.19
Savings deposits	566,148	295	0.07	521,176	276	0.07
Time deposits	1,679,165	10,515	0.84	1,573,749	8,465	0.72
Total interest-bearing deposits	5,796,415	17,297	0.40	5,153,588	13,018	0.34
Borrowed funds	364,865	9,231	3.38	561,294	7,339	1.75
Total interest-bearing liabilities	6,161,280	26,528	0.58	5,714,882	20,357	0.48
Noninterest-bearing deposits	1,673,289			1,435,438
Other liabilities	88,798			104,464
Shareholders’ equity	1,334,721			1,102,655
Total liabilities and shareholders’ equity	$9,258,088			$8,357,439
Net interest income/net interest margin		$249,295	4.12%		$228,228	4.21%

(1)Represents information associated with purchased loans covered under loss-share agreements with the FDIC prior to the termination of such agreements on December 8, 2016.
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

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the nine months ended September 30, 2017 compared to the same period in 2016:

	Volume	Rate	Net
Interest income:
Loans:
Not purchased	$24,543	$2,005	$26,548
Purchased	5,870	(3,315)	2,555
Purchased and covered (1)	(2,909)	—	(2,909)
Mortgage loans held for sale	(2,732)	1,261	(1,471)
Securities:
Taxable	300	993	1,293
Tax-exempt	(650)	418	(232)
Interest-bearing balances with banks	1,094	360	1,454
Total interest-earning assets	25,516	1,722	27,238
Interest expense:
Interest-bearing demand deposits	898	1,312	2,210
Savings deposits	23	(4)	19
Time deposits	658	1,392	2,050
Borrowed funds	(4,951)	6,843	1,892
Total interest-bearing liabilities	(3,372)	9,543	6,171
Change in net interest income	$28,888	$(7,821)	$21,067

(1)	Represents information associated with purchased loans covered under loss-share agreements with the FDIC prior to the termination of such agreements on December 8, 2016.

Interest income, on a tax equivalent basis, was $275,823 for the nine months ended September 30, 2017 compared to $248,585 for the same period in 2016. This increase in interest income, on a tax equivalent basis, is due primarily to the additional earning assets from the Metropolitan acquisition and loan growth in the Company's non purchased loan portfolio as well as an overall increase in the yield on the Company's earning assets due to replacing maturing assets with assets earning similar or higher rates of interest.

The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Loans	81.87%	80.34%	4.91%	4.99%
Mortgage loans held for sale	2.09	3.52	4.26	3.60
Securities	13.43	15.03	3.12	2.99
Other	2.61	1.11	1.11	0.51
Total earning assets	100.00%	100.00%	4.56%	4.59%

For the nine months ending September 30, 2017, loan income, on a tax equivalent basis, increased $26,194 to $243,260 from $217,066 in the same period in 2016. The average balance of loans increased $815,498 for the nine months ended September 30, 2017 compared to the same period in 2016 due to the Metropolitan acquisition coupled with strong organic loan growth. The tax equivalent yield on loans was 4.91% for the nine months ending September 30, 2017, a 8 basis point decrease from the same period in 2016. Excluding the impact from interest income collected on problem loans and purchase accounting adjustments, the tax equivalent yield on loans was 4.47% and 4.44% for the nine months ending September 30, 2017 and 2016. The table below presents the reconciliation of this non-GAAP financial measure to reported taxable equivalent yield on loans.

	Nine Months Ended
	September 30,
	2017	2016
Taxable equivalent interest income on loans, as reported	$243,260	$217,066
Net interest income collected on problem loans	4,264	2,610
Accretable yield recognized on purchased loans(1)	17,273	21,135
Interest income on loans (adjusted)	$221,723	$193,321

Average loans	$6,626,848	$5,811,350

Loan yield, as reported	4.91%	4.99%
Loan yield, adjusted	4.47%	4.44%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $8,185 and $9,616 for the nine months ended September 30, 2017 and 2016, respectively, which increased our taxable equivalent loan yield by 17 basis points and 22 basis points for the same periods, respectively.

Investment income, on a tax equivalent basis, increased $1,061 to $25,402 for the nine months ended September 30, 2017 from $24,341 for the same period in 2016. The average balance in the investment portfolio for the nine months ended September 30, 2017 was $1,087,078 compared to $1,086,869 for the same period in 2016. The tax equivalent yield on the investment portfolio for the first nine months of 2017 was 3.12%, up 13 basis points from 2.99% in the same period in 2016. Due to the recent increases in interest rates, the prepayment speeds for mortgage backed securities slowed in the first quarter of 2017 which led to a higher yield on these securities.

Interest expense for the nine months ended September 30, 2017 was $26,528 as compared to $20,357 for the same period in 2016. The cost of interest-bearing liabilities was 0.58% for the nine months ended September 30, 2017 as compared to 0.48% for the same period in 2016.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Noninterest-bearing demand	21.36%	20.08%	—%	—%
Interest-bearing demand	45.33	42.78	0.24	0.19
Savings	7.23	7.29	0.07	0.07
Time deposits	21.43	22.01	0.84	0.72
Short-term borrowings	2.11	5.68	1.08	0.47
Long-term Federal Home Loan Bank advances	0.10	0.63	3.43	4.05
Subordinated notes	1.32	0.20	5.64	5.45
Other long term borrowings	1.12	1.33	5.06	5.54
Total deposits and borrowed funds	100.00%	100.00%	0.45%	0.38%

Interest expense on deposits was $17,297 and $13,018 for the nine months ended September 30, 2017 and 2016, respectively. The cost of total deposits was 0.31% and 0.26% for the same periods. The increase is attributable to both the increase in the average balance of all interest bearing deposits resulting from the Metropolitan acquisition and organic deposit growth as well as an increase in the interest rates on interest bearing demand deposits and time deposits. Although the Company continues to seek changes in the mix of our deposits from higher costing time deposits to lower costing interest-bearing deposits and non-interest bearing deposits, rates offered on the Company's interest-bearing deposit accounts, including time deposits, have increased to match competitive market interest rates in order to maintain stable sources of funding.

Interest expense on total borrowings was $9,231 and $7,339 for the first nine months of 2017 and 2016, respectively. The average balance of borrowings decreased $196,429 to $364,865 for the nine months ended September 30, 2017, as compared to $561,294 for the same period in 2016. The decrease is attributable to a decrease in short-term borrowings from the Federal Home Loan Bank offset by the subordinated notes offered in the third quarter of 2016. The cost of total borrowed funds was 3.38% and 1.75% for the first nine months of 2017 and 2016, respectively. Although the average balance of borrowings have decreased, the lower costing short-term borrowings discussed above were replaced with the higher costing subordinated notes.

A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets
Nine Months Ended September 30,
2017	2016
1.44%	1.71%

Noninterest income was $99,699 for the nine months ended September 30, 2017 as compared to $107,160 for the same period in 2016. The decrease in noninterest income and its related components is primarily attributable to a decrease in mortgage banking income and the absence of a material gain on the sale of securities in the first nine months of 2017 as compared to the corresponding period in 2016.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $24,565 and $23,712 for the nine months ended September 30, 2017 and 2016, respectively. Overdraft fees, the largest component of service charges on deposits, were $17,414 for the nine months ended September 30, 2017 compared to $17,014 for the same period in 2016.

Fees and commissions increased to $16,287 for the first nine months of September 30, 2017 as compared to $14,042 for the same period in 2016. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. Interchange fees on debit card transactions, the largest component of fees and commissions, were $13,440 for the nine months ending September 30, 2017 as compared to $12,178 for the same period in 2016. Please refer to the section above addressing our noninterest income for the three months ended September 30, 2017 for a discussion of the potential impact of the Durbin Amendment on the Company.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $6,406 and $6,557 for the nine months ended September 30, 2017 and 2016, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients' policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $789 and $1,154 for the nine months ended September 30, 2017 and 2016, respectively.

The Trust division within the Wealth Management segment operates on both a fully discretionary and a directed basis which includes administration of employee benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal, corporate and employee benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $8,884 for the nine months ended September 30, 2017 compared to $8,803 for the same period in 2016. The market value of assets under management or administration was $3,073,271 and $3,091,815 at September 30, 2017 and September 30, 2016, respectively.

Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $1,256,233 in the nine months ended September 30, 2017 compared to $1,516,650 for the same period in 2016. The decrease in mortgage loan originations is due to a reduction in the refinancing of mortgage loans as mortgage interest rates have increased. This impact is compounded by margin compression as a result of increased competition due to a reduction in the housing supply in a number of our markets. We expect conditions to remain competitive while mortgage rates remain high and housing supply remains down. The following table presents the components of mortgage banking income included in noninterest income for the nine months ending September 30:

	2017	2016
Mortgage servicing income, net	$1,380	$187
Gain on sales of loans, net	15,719	26,685
Fees, net	16,445	14,309
Mortgage banking income, net	$33,544	$41,181

Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies. BOLI income increased to $3,234 for the first nine months of September 30, 2017 as compared to $2,929 for the same period in 2016. The increase is primarily driven by death benefits received from existing policies.

Other noninterest income was $6,722 and $8,750 for the nine months ended September 30, 2017 and 2016, respectively.  Other noninterest income includes contingency income from our insurance underwriters, income from our SBA banking division, and other miscellaneous income and can fluctuate based on the claims experience in our Insurance agency, production in our SBA banking division, and recognition of other unseasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Nine Months Ended September 30,
2017	2016
3.25%	3.57%

Noninterest expense was $224,810 and $223,541 for the nine months ended September 30, 2017 and 2016, respectively. Merger and conversion expense was $9,655 for the nine months ended September 30, 2017, as compared to $4,023 for the same period in 2016. During the nine months ended September 30, 2017, the Company recognized a penalty charge of $205 in connection with the prepayment of $10,310 of junior subordinated debentures. The Company recognized a penalty charge of $2,539 in connection with the prepayment of certain long-term FHLB advances during the same time period in 2016. Merger and conversion expenses and debt prepayment penalties are considered nonrecurring expenses.

Salaries and employee benefits increased $3,271 to $135,753 for the nine months ended September 30, 2017 as compared to $132,482 for the same period in 2016. The increase in salaries and employee benefits as a result of the Metropolitan acquisition was slightly offset by a decrease in commission expense from the mortgage production decrease during the first nine months of 2017 compared to the same period of 2016.

Data processing costs decreased to $12,248 in the nine months ended September 30, 2017 from $13,220 for the same period in 2016. The decrease for the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily attributable to the cost savings realized through contract renegotiations.

Net occupancy and equipment expense for the first nine months of 2017 was $27,603, up from $25,585 for the same period in 2016. The increase in occupancy and equipment expense is primarily attributable to the Metropolitan acquisition coupled with enhancements to our IT infrastructure in response to banking and governmental regulation and increased global risk from cyber security breaches.

Expenses related to other real estate owned for the first nine months of 2017 were $1,916 compared to $4,111 for the same period in 2016. Expenses on other real estate owned for the nine months ended September 30, 2017 included write downs of $1,454 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $10,736 was sold during the nine months ended September 30, 2017, resulting in a net gain of $488. Expenses on other real estate owned for the nine months ended September 30, 2016 included a $2,330 write down of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $11,475 was sold during the nine months ended September 30, 2016, resulting in a net loss of $435.

Professional fees include fees for legal and accounting services. Professional fees were $5,501 for the nine months ended September 30, 2017 as compared to $5,459 for the same period in 2016. Professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with the credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $5,824 for the nine months ended September 30, 2017 compared to $5,040 for the same period in 2016. This increase is primarily attributable to an increased focus on digital and television marketing throughout our footprint in 2017.

Amortization of intangible assets totaled $4,822 and $5,123 for the nine months ended September 30, 2017 and 2016, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 3 years to approximately 10 years.

Communication expenses, those expenses incurred for communication to clients and between employees, were $5,698 for the nine months ended September 30, 2017 as compared to $6,308 for the same period in 2016. The decrease can be attributed to the transition from a traditional telephone system to a Voice over IP phone system, which is more cost efficient.

Efficiency Ratio
Nine Months Ended September 30,
2017	2016
64.42%	66.65%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. Merger and conversion expenses and debt prepayment penalties contributed approximately 277 basis points and 6 basis points, respectively, to the efficiency ratio for the first nine months of 2017. Merger and conversion expenses and debt prepayment penalties contributed approximately 120 basis points and 76 basis points, respectively, to the efficiency ratio for first nine months of 2016. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to continue to improve from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.

Income Taxes

Income tax expense for the nine months ended September 30, 2017 and 2016 was $37,447 and $33,386, respectively. The effective tax rates for those periods were 33.10% and 33.16%, respectively. Although taxable income has continued to increase, the decreased effective tax rate for the nine months ended September 30, 2017 as compared to the same period in 2016 is the result of the excess tax benefit realized from the exercise of stock options and vesting of restricted stock.

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

In compliance with loan policy, the lending staff is given lending limits based on their knowledge and experience. In addition, each lending officer’s prior performance is evaluated for credit quality and compliance as a tool for establishing and enhancing lending limits. Before funds are advanced on consumer and commercial loans below certain dollar thresholds, loans are reviewed and scored using centralized underwriting methodologies. Loan quality, or “risk-rating,” grades are assigned based upon certain factors, which include the scoring of the loans. This information is used to assist management in monitoring credit quality. Loan requests of amounts greater than an officer’s lending limits are reviewed by senior credit officers, in-house loan committees or the loan committee of the Board of Directors.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for problem loans of $500 or greater by, as applicable, the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. For real estate collateral, the fair market value of the collateral is based upon a recent appraisal by a qualified and licensed appraiser of the underlying collateral. When the ultimate collectability of a loan’s principal is in doubt, wholly or partially, the loan is placed on nonaccrual.

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

Net charge-offs for the third quarter of 2017 were $1,768, or 0.10% of average loans (annualized), compared to net charge-offs of $824, or 0.05% of average loans (annualized), for the same period in 2016. The levels of net charge-offs relative to the size of our loan portfolio continue to represent the lowest levels of charge-offs since the 2008-2009 recession. These metrics are due in part to the pace of the economic recovery, declining unemployment levels, improved labor participation rate, improved performance in the housing market, and the Company's continued efforts to bring problem credits to resolution.

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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	September 30, 2017	December 31, 2016	September 30, 2016
Commercial, financial, agricultural	$5,193	$5,486	$5,454
Lease financing	556	196	208
Real estate – construction	2,808	2,380	2,223
Real estate – 1-4 family mortgage	12,113	14,294	15,412
Real estate – commercial mortgage	22,610	19,059	21,288
Installment loans to individuals	1,251	1,322	1,339
Total	$44,531	$42,737	$45,924

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	September 30, 2017	December 31, 2016	September 30, 2016
Specific reserves for impaired loans	$2,928	$4,141	$8,899
Allocated reserves for remaining portfolio	39,678	35,776	33,607
Purchased with deteriorated credit quality	1,925	2,820	$3,418
Total	$44,531	$42,737	$45,924

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. Factors considered by management in determining the amount of the provision for loan losses include the internal risk rating of individual credits, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the current economic conditions in the markets in which we operate. The provision for loan losses was $5,400 and $5,880 for the nine months ended September 30, 2017 and 2016, respectively. The consistent amounts of provisioning period over period reflects improving credit quality trends offset by providing for significant loan growth. For purchased loans, the provision is calculated based on evidence a loan has deteriorated from performance expectations established in conjunction with the determination of its "Day 1 Fair Value" (which equals the outstanding customer balance of a purchased loan on the acquisition date less any credit and/or yield discount applied against the purchased loan) or since our most recent review of such portfolio's performance. Purchased loans will either (1) exceed the performance expectations established in determining the Day 1 Fair Values, resulting in a reversal of any previous provision for such loans, or (2) deteriorate from the performance expectations established in determining the Day 1 Fair Values, resulting in partial or full charge-offs of the carrying value of such purchased loans. If a purchased loan continues to exceed expectations subsequent to the reversal of previously established provision, then an adjustment to accretable yield is warranted, which has a positive impact on interest income.

A majority of the loans purchased in the Company’s FDIC-assisted acquisitions and certain loans purchased and not covered under the Company's FDIC loss-share agreements (prior to the termination of such agreements in December 2016) are accounted for under ASC 310-30, “Loans and Debt Securities Purchased with Deteriorated Credit Quality” (“ASC 310-30”), and are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. As of September 30, 2017, the fair value of loans accounted for in accordance with ASC 310-30 was $244,879. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. Of the entire allowance for loan losses as of September 30, 2017 and 2016, $1,925 and $3,418, respectively, is allocated to loans accounted for under ASC 310-30.

The table below reflects the activity in the allowance for loan losses for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance at beginning of period	$44,149	$44,098	$42,737	$42,437
Charge-offs
Commercial, financial, agricultural	974	394	2,110	1,099
Lease financing	—	—	—	—
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	575	242	1,401	745
Real estate – commercial mortgage	543	466	1,204	1,653
Installment loans to individuals	124	201	513	573
Total charge-offs	2,216	1,303	5,228	4,070
Recoveries
Commercial, financial, agricultural	137	85	258	243
Lease financing	—	—	—	—
Real estate – construction	67	4	101	15
Real estate – 1-4 family mortgage	145	188	291	753
Real estate – commercial mortgage	72	181	884	582
Installment loans to individuals	27	21	88	84
Total recoveries	448	479	1,622	1,677
Net charge-offs	1,768	824	3,606	2,393
Provision for loan losses	2,150	2,650	5,400	5,880
Balance at end of period	$44,531	$45,924	$44,531	$45,924
Net charge-offs (annualized) to average loans	0.10%	0.05%	0.07%	0.06%
Allowance for loan losses to:
Total non purchased loans	0.84%	1.01%	0.84%	1.01%
Nonperforming non purchased loans	335.70%	310.95%	335.70%	310.95%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Real estate – construction:
Residential	$(67)	$(4)	$(101)	$(13)
Condominiums	—	—	—	(2)
Total real estate – construction	(67)	(4)	(101)	(15)
Real estate – 1-4 family mortgage:
Primary	338	4	851	104
Home equity	119	62	208	113
Rental/investment	(12)	3	68	137
Land development	(15)	(15)	(17)	(362)
Total real estate – 1-4 family mortgage	430	54	1,110	(8)
Real estate – commercial mortgage:
Owner-occupied	319	115	399	343
Non-owner occupied	141	80	211	325
Land development	11	90	(290)	403
Total real estate – commercial mortgage	471	285	320	1,071
Total net charge-offs of loans secured by real estate	$834	$335	$1,329	$1,048
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

Investment securities may be transferred to nonaccrual status where the recognition of investment interest is discontinued. A number of qualitative factors, including but not limited to the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the determination of whether an investment security should be transferred to nonaccrual status. The interest on these nonaccrual investment securities is accounted for on the cash-basis method until qualifying for return to accrual status. As discussed above in the “Investments” section under the “Financial Condition” heading, there were no nonaccruing investment securities available-for-sale held in our portfolio at September 30, 2017, while at December 31, 2016 one of the Company’s investments in pooled trust preferred securities was on nonaccrual status. This security was sold during the third quarter of 2017. For more information about the Company’s trust preferred securities, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, “Financial Statements,” in this report.

The following table provides details of the Company’s non purchased and purchased nonperforming assets as of the dates presented. The nonperforming assets that were covered under FDIC loss-share agreements at the time of termination are included in the “Purchased” column as of December 31, 2016.

	Non Purchased	Purchased	Total
September 30, 2017
Nonaccruing loans	$9,970	$4,868	$14,838
Accruing loans past due 90 days or more	3,295	7,349	10,644
Total nonperforming loans	13,265	12,217	25,482
Other real estate owned	4,524	13,296	17,820
Total nonperforming loans and OREO	17,789	25,513	43,302
Total nonperforming assets	$17,789	$25,513	$43,302
Nonperforming loans to total loans			0.34%
Nonperforming assets to total assets			0.42%

December 31, 2016
Nonaccruing loans	$11,273	$11,347	$22,620
Accruing loans past due 90 days or more	2,079	10,815	12,894
Total nonperforming loans	13,352	22,162	35,514
Other real estate owned	5,929	17,370	23,299
Total nonperforming loans and OREO	19,281	39,532	58,813
Nonaccruing securities available-for-sale, at fair value	9,646	—	9,646
Total nonperforming assets	$28,927	$39,532	$68,459
Nonperforming loans to total loans			0.57%
Nonperforming assets to total assets			0.79%

The Company experienced improving credit quality metrics during the first nine months of 2017. The level of nonperforming loans decreased $10,032 from December 31, 2016 while OREO decreased $5,479 during the same period. As of September 30, 2017, the acquisition of Metropolitan added nonperforming loans of $230 and OREO of $1,175. As discussed above, at September 30, 2017, the Company had no investment securities on nonaccrual status as compared to $9,646 at December 31, 2016.

The following table presents nonperforming loans by loan category as of the dates presented:

	September 30, 2017	December 31, 2016	September 30, 2016
Commercial, financial, agricultural	$3,464	$3,709	$3,428
Real estate – construction:
Residential	—	466	707
Total real estate – construction	—	466	707
Real estate – 1-4 family mortgage:
Primary	6,006	6,179	8,722
Home equity	2,031	2,777	1,342
Rental/investment	1,734	2,292	2,446
Land development	994	1,656	2,550
Total real estate – 1-4 family mortgage	10,765	12,904	15,060
Real estate – commercial mortgage:
Owner-occupied	6,732	8,282	10,287
Non-owner occupied	3,001	6,821	9,161
Land development	1,082	2,757	2,632
Total real estate – commercial mortgage	10,815	17,860	22,080
Installment loans to individuals	273	575	290
Lease financing	165	—	342
Total nonperforming loans	$25,482	$35,514	$41,907

The decrease in the level of nonperforming loans from December 31, 2016 is a reflection of the Company's continued strategy to aggressively manage problem loans and assets. The Company continues its efforts to bring problem credits to resolution. Total nonperforming loans as a percentage of total loans were 0.34% as of September 30, 2017 as compared to 0.57% as of December 31, 2016 and 0.69% as of September 30, 2016. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 174.75% as of September 30, 2017 as compared to 120.34% as of December 31, 2016 and 109.59% as of September 30, 2016. The coverage ratio for non purchased, nonperforming loans was 335.70% as of September 30, 2017 as compared to 320.08% as of December 31, 2016 and 310.95% as of September 30, 2016.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at September 30, 2017. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $20,452 at September 30, 2017 as compared to $19,858 at December 31, 2016 and $22,380 at September 30, 2016. The acquisition of Metropolitan added $570 of purchased loans 30-89 days past due at September 30, 2017.

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

	September 30, 2017	December 31, 2016	September 30, 2016
Nonaccruing loans	$14,838	$22,620	$26,187
Accruing loans past due 90 days or more	10,644	12,894	15,721
Total nonperforming loans	25,482	35,514	41,908
Restructured loans in compliance with modified terms	13,963	11,475	10,720
Total nonperforming and restructured loans	$39,445	$46,989	$52,628

As shown above, restructured loans totaled $13,963 at September 30, 2017 compared to $11,475 at December 31, 2016 and $10,720 at September 30, 2016. At September 30, 2017, loans restructured through interest rate concessions represented 27% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	September 30, 2017	December 31, 2016	September 30, 2016
Commercial, financial, agricultural	$—	$17	$244
Real estate – construction:
Residential	—	518	510
Total real estate – construction	—	518	510
Real estate – 1-4 family mortgage:
Primary	6,026	5,060	4,542
Home equity	286	246	250
Rental/investment	2,304	868	744
Land development	4	12	10
Total real estate – 1-4 family mortgage	8,620	6,186	5,546
Real estate – commercial mortgage:
Owner-occupied	3,324	2,496	2,406
Non-owner occupied	1,503	1,589	1,439
Land development	448	603	508
Total real estate – commercial mortgage	5,275	4,688	4,353
Installment loans to individuals	68	66	67

Total restructured loans in compliance with modified terms	$13,963	$11,475	$10,720

Changes in the Company’s restructured loans are set forth in the table below:

	2017	2016
Balance at January 1,	$11,475	$13,453
Additional loans with concessions	6,147	2,926
Reclassified as performing	589	—
Reductions due to:
Reclassified as nonperforming	(1,349)	(1,336)
Paid in full	(1,092)	(3,304)
Charge-offs	(267)	(32)
Transfer to other real estate owned	—	(51)
Paydowns	(516)	(936)
Lapse of concession period	(1,024)	—
Balance at September 30,	$13,963	$10,720

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income. Other real estate owned with a cost basis of $10,736 was sold during the nine months ended September 30, 2017, resulting in a net gain of $488, while other real estate owned with a cost basis of $11,475 was sold during the nine months ended September 30, 2016, resulting in a net loss of $435.
The following table provides details of the Company’s other real estate owned as of the dates presented:

	September 30, 2017	December 31, 2016	September 30, 2016
Residential real estate	$2,627	$2,929	$3,028
Commercial real estate	6,953	8,081	8,412
Residential land development	2,062	4,032	4,140
Commercial land development	6,178	8,257	10,748
Total other real estate owned	$17,820	$23,299	$26,328

Changes in the Company’s other real estate owned were as follows:

	2017	2016
Balance at January 1,	$23,299	$35,402
Acquired OREO	1,203	—
Transfers of loans	5,418	5,147
Impairments	(1,454)	(2,427)
Dispositions	(10,736)	(11,475)
Other	90	(319)
Balance at September 30,	$17,820	$26,328

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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing October 1, 2017, in each case as compared to the result under rates present in the market on September 30, 2017. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and does not take into account changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of:	Economic Value Equity (EVE)	Earning at Risk (EAR) (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	17.93%	10.25%	18.77%
+300	13.56%	8.17%	14.98%
+200	7.68%	5.82%	10.63%
+100	3.71%	3.25%	5.91%
-100	(9.09)%	(8.56)%	(12.08)%

The rate shock results for the net interest income simulations for the next twenty-four months produce a slightly asset sensitive position at September 30, 2017. The Company's interest rate risk strategy is to remain in an asset sensitive position with a focus on increasing variable rate loan production and generating deposits that are less sensitive to increases in interest rates.
The preceding measures assume no change in the size or asset/liability compositions of the balance sheet. The measures do not reflect future actions the ALCO may undertake in response to such changes in interest rates. The above results of the interest rate shock analysis are within the parameters set by the Board of Directors. The scenarios assume instantaneous movements in interest rates in increments of plus 100, 200, 300 and 400 basis points and minus 100 basis points. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results will differ from simulated results.
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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 14.20% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At September 30, 2017, securities with a carrying value of $486,533 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $666,873 similarly pledged at December 31, 2016.

Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were short-term borrowings from the FHLB in the amount of $375,000 at September 30, 2017 compared to $100,000 at December 31, 2016. Long-term funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2017, the balance of our outstanding long-term advances with the FHLB was $7,760. The total amount of the remaining credit available to us from the FHLB at September 30, 2017 was $2,205,612. We also maintain lines of credit with other commercial banks totaling $80,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at September 30, 2017 or December 31, 2016.

In the third quarter of 2016, the Company issued and sold $60,000 aggregate principal amount of its 5.00% Fixed-to-Floating Rate Subordinated Notes due 2026 and $40,000 aggregate principal amount of its 5.50% Fixed-to-Floating Rate Subordinated Notes due 2031. As part of the Metropolitan acquisition, the Company assumed $15,000 aggregate principal amount of 6.50% fixed-to-floating rate subordinated notes due July 1, 2026. The carrying value of the subordinated notes, net of unamortized debt issuance costs, was $114,088 at September 30, 2017.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Noninterest-bearing demand	21.36%	20.08%	—%	—%
Interest-bearing demand	45.33	42.78	0.24	0.19
Savings	7.23	7.29	0.07	0.07
Time deposits	21.43	22.01	0.84	0.72
Short-term borrowings	2.11	5.68	1.08	0.47
Long-term Federal Home Loan Bank advances	0.10	0.63	3.43	4.05
Subordinated notes	1.32	0.20	5.64	5.45
Other borrowed funds	1.12	1.33	5.06	5.54
Total deposits and borrowed funds	100.00%	100.00%	0.45%	0.38%

Our strategy in choosing funds is focused on minimizing cost in the context of our balance sheet composition and interest rate risk position. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position.

Cash and cash equivalents were $332,200 at September 30, 2017 compared to $217,391 at September 30, 2016. Cash used in investing activities for the nine months ended September 30, 2017 was $225,501 compared to $240,085 for the nine months ended September 30, 2016. Proceeds from the sale, maturity or call of securities within our investment portfolio were $196,296 for the nine months ended September 30, 2017 compared to $230,565 for the same period in 2016. These proceeds were reinvested into the investment portfolio or used to fund loan growth. Purchases of investment securities were $191,679 for the first nine months of 2017 compared to $92,887 for the same period in 2016.

Cash provided by financing activities for the nine months ended September 30, 2017 and 2016 was $199,080 and $121,167, respectively. Deposits increased $119,318 and $248,411 for the nine months ended September 30, 2017 and 2016, respectively. Cash provided through deposit growth was primarily used to fund loan growth.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2017, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $99,012. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,045. There were no amounts outstanding under this line of credit at September 30, 2017. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the nine months ended September 30, 2017, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	September 30, 2017	December 31, 2016
Loan commitments	$1,600,771	$1,263,059
Standby letters of credit	55,404	44,086

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2017, the Company had notional amounts of $219,914 on interest rate contracts with corporate customers and $219,914 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.

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
Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $1,511,826 at September 30, 2017 compared to $1,232,883 at December 31, 2016. Book value per share was $30.65 and $27.81 at September 30, 2017 and December 31, 2016, respectively. The growth in shareholders’ equity was attributable to the Metropolitan acquisition, earnings retention and changes in accumulated other comprehensive income offset by dividends declared.

On September 15, 2015, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which was automatically effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depositary shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company’s banking, insurance and wealth management operations as well as other business opportunities.

The Company has junior subordinated debentures with a carrying value of $85,744 at September 30, 2017, of which $82,866 are included in the Company’s Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital. Although our existing junior subordinated debentures are unaffected, on account of changes enacted as part of the Dodd-Frank Act, any trust preferred securities issued after May 19, 2010 may not be included in Tier 1 capital.

The Company has subordinated notes with a carrying value of $114,088 at September 30, 2017. These notes are included in the Company's Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the phase-in of the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$887,234	11.21%	$514,261	6.50%	$454,923	5.75%
Tier 1 risk-based capital ratio	970,005	12.26%	632,937	8.00%	573,599	7.25%
Total risk-based capital ratio	1,131,605	14.30%	791,171	10.00%	731,833	9.25%
Leverage capital ratios:
Tier 1 leverage ratio	970,005	10.05%	482,424	5.00%	385,939	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$990,117	12.54%	$513,199	6.50%	$453,984	5.75%
Tier 1 risk-based capital ratio	990,117	12.54%	631,630	8.00%	572,415	7.25%
Total risk-based capital ratio	1,038,473	13.15%	789,537	10.00%	730,322	9.25%
Leverage capital ratios:
Tier 1 leverage ratio	990,117	10.28%	481,665	5.00%	385,332	4.00%

December 31, 2016
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$766,560	11.47%	$434,267	6.50%	$342,403	5.125%
Tier 1 risk-based capital ratio	858,850	12.86%	534,483	8.00%	442,619	6.625%
Total risk-based capital ratio	1,004,038	15.03%	668,103	10.00%	576,239	8.625%
Leverage capital ratios:
Tier 1 leverage ratio	858,850	10.59%	405,441	5.00%	324,353	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$824,850	12.38%	$433,105	6.50%	$341,487	5.125%
Tier 1 risk-based capital ratio	824,850	12.38%	533,052	8.00%	441,434	6.625%
Total risk-based capital ratio	871,911	13.09%	666,315	10.00%	574,697	8.625%
Leverage capital ratios:
Tier 1 leverage ratio	824,850	10.20%	404,442	5.00%	323,554	4.00%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2016. For additional information regarding our market risk, see our Annual Report on Form 10-K/A for the year ended December 31, 2016.

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

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016. There have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K/A.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its outstanding stock during the three month period ended September 30, 2017.
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(2)(i)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, First M&F Corporation and Merchants and Farmers Bank dated as of February 6, 2013(1)

(2)(ii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Heritage Financial Group, Inc. and HeritageBank of the South (2)

(2)(iii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank and KeyWorth Bank dated as of October 20, 2015 (3)

(2)(iv)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Metropolitan BancGroup, Inc. and Metropolitan Bank dated as of January 17, 2017 (4)

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (5)

(3)(ii)	Restated Bylaws of Renasant Corporation, as amended (6)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended (5)

(4)(ii)	Restated Bylaws of Renasant Corporation, as amended (6)

(10)(i)	Executive Employment Agreement dated July 1, 2017 between Renasant Bank and Curtis J. Gabardi (7)

(12)(i)	Computation of Ratios of Earnings to Fixed Charges

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

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

(7)	Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 7, 2017 and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	November 9, 2017	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2017	/s/ Kevin D. Chapman
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

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).