Form 10-K
period 2017-12-31
RENASANT CORP
filed 2018-02-28
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                    Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                             ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☑
As of June 30, 2017, the aggregate market value of the registrant’s common stock, $5.00 par value per share, held by non-affiliates of the registrant, computed by reference to the last sale price as reported on The NASDAQ Global Select Market for such date, was $1,874,674,880.
As of February 23, 2018, 49,335,631 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders of Renasant Corporation are incorporated by reference into Part III of this Form 10-K.

Renasant Corporation and Subsidiaries
Form 10-K
For the Year Ended December 31, 2017

PART I
This Annual Report on Form 10-K may contain or incorporate by reference statements regarding Renasant Corporation (referred to herein as the “Company”, “we”, “our”, or “us”) that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements usually include words such as “expects,” “projects,” “proposes,” “anticipates,” “believes,” “intends,” “estimates,” “strategy,” “plan,” “potential,” “possible,” “approximately,” “should” and variations of such words and other similar expressions. The forward-looking statements in, or incorporated by reference into, this report reflect our current assumptions and estimates of, among other things, future economic circumstances, industry conditions, business strategy and decisions, Company performance and financial results. Management believes its assumptions and estimates are reasonable, but they are all inherently subject to significant business, economic and competitive risks and uncertainties, many beyond management’s control, that could cause the Company’s actual results and experience to differ from the anticipated results and expectations indicated or implied in such forward-looking statements. Such differences may be material. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and, accordingly, investors should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.
Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the following risks (which are addressed in more detail in Item 1A, Risk Factors, of this Form 10-K):

•
the Company’s ability to efficiently integrate acquisitions into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management;

•	the effect of economic conditions and interest rates on a national, regional or international basis;

•	timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings;

•	competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries;

•	the financial resources of, and products available to, competitors;

•	changes in laws and regulations as well as changes in accounting standards;

•	changes in policy by regulatory agencies;

•	changes in the securities and foreign exchange markets;

•	the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•	changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

•	an insufficient allowance for loan losses as a result of inaccurate assumptions;

•	general economic, market or business conditions, including the impact of inflation;

•	changes in demand for loan products and financial services;

•	concentration of credit exposure;

•	changes or the lack of changes in interest rates, yield curves and interest rate spread relationships;

•	increased cybersecurity risk, including potential network breaches, business disruptions or financial losses;

•	natural disasters and other catastrophic events in the Company’s geographic area;

•
uncertainties in the Company’s preliminary review of, and additional analysis with respect to, the impact of H.R. 1, commonly known as the Tax Cuts and Jobs Act, enacted on December 22, 2017, including, among other things, the expected impact of this legislation on the Company’s net deferred tax assets and the impact of the revaluation of such deferred tax assets by the Company in the fourth quarter of 2017;

•	the impact, extent and timing of technological changes; and

•	other circumstances, many of which are beyond management’s control.
The Company expressly disclaims any obligation to update or revise forward-looking statements to reflect changed assumptions or estimates, the occurrence of unanticipated events or changes to future operating results that occur after the date the forward-looking statements are made.
The information set forth in this Annual Report on Form 10-K is as of February 23, 2018, unless otherwise indicated herein.
ITEM 1. BUSINESS
General
Renasant Corporation, a Mississippi corporation incorporated in 1982, owns and operates Renasant Bank, a Mississippi banking corporation with operations in Mississippi, Tennessee, Alabama, Florida and Georgia, and Renasant Insurance, Inc., a Mississippi corporation with operations in Mississippi. Renasant Insurance, Inc. is a wholly-owned subsidiary of Renasant Bank. Renasant Bank is referred to herein as the “Bank,” and Renasant Insurance, Inc. is referred to herein as “Renasant Insurance.”
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
Our vision is further validated through our core values. These values include (1) employees are our greatest assets, (2) quality is not negotiable and (3) clients’ trust is foremost. Centered on these values was the development of five objectives that are the focal point of our strategic plan. Those objectives include: (1) client satisfaction and development, (2) financial soundness and profitability, (3) growth, (4) employee satisfaction and development and (5) shareholder satisfaction and development.
Members of our Board of Directors also serve as members of the Board of Directors of the Bank (which has a broader membership than the Company board). Responsibility for the management of our Bank remains with the Board of Directors and officers of the Bank; however, management services rendered by the Company to the Bank are intended to supplement internal management and expand the scope of banking services normally offered by the Bank.
Acquisition of Metropolitan BancGroup, Inc.
On July 1, 2017, the Company completed its acquisition by merger of Metropolitan BancGroup, Inc. (“Metropolitan”), a bank holding company headquartered in Ridgeland, Mississippi and the parent of Metropolitan Bank, a Mississippi banking corporation. On the same date, Metropolitan Bank merged with and into Renasant Bank. On the closing date of the acquisition, Metropolitan operated eight banking locations in Nashville and Memphis, Tennessee and the Jackson, Mississippi Metropolitan Statistical Area. The Company issued 4,883,182 shares of its common stock and paid $4.8 million to Metropolitan stock option holders for 100% of the voting equity interest in Metropolitan in a transaction valued at $219.5 million. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $1.4 billion, including loans held for investment and loans held for sale with a fair value of $968 million, and assumed liabilities with a fair value of $1.1 billion, including deposits with a fair value of $942 million. At the acquisition date, approximately $140.5 million of goodwill and $7.0 million of core deposit intangible assets were recorded. The Company is finalizing the fair values of the assets acquired and liabilities assumed as part of the acquisition; accordingly, the foregoing amounts remain subject to change.
Acquisition of KeyWorth Bank
On April 1, 2016, the Company completed its acquisition of KeyWorth Bank, a Georgia banking corporation (“KeyWorth”), by merging KeyWorth with and into Renasant Bank. On the closing date of the acquisition, KeyWorth operated six banking locations in the Atlanta metropolitan area. The Company issued 1,680,021 shares of its common stock and paid $3.6 million to KeyWorth stock option and warrant holders for 100% of the voting equity interest in KeyWorth in a transaction valued at $58.9 million. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $415.2 million, including loans with a fair value of $272.3 million, and assumed liabilities with a fair value of $359.9 million, including deposits with a fair value of $349.0 million. At the acquisition date, approximately $20.6 million of goodwill and $2.0 million of core deposit intangible assets were recorded.
Termination of loss share agreements
On December 8, 2016, the Bank entered into an agreement with the Federal Deposit Insurance Corporation (the “FDIC”) that terminated all of the Bank’s loss share agreements, resulting in a payment by us to the FDIC of $4.8 million. All rights and obligations of the parties under these loss share agreements, including the claw-back provisions, terminated effective December 8, 2016. As a result, all recoveries, gains, charge-offs, losses and expenses related to assets previously covered under loss share agreements are recognized entirely by the Bank from the date of termination. Notwithstanding the termination of the loss share agreements with the FDIC, the terms of the purchase and assumption agreements for the Bank’s FDIC-assisted acquisitions continue to require the FDIC to indemnify us against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by the Bank and with respect to claims based on any action by directors, officers or employees of the relevant failed financial institutions.
Operations
The Company has three reportable segments: a Community Banks segment, an Insurance segment and a Wealth Management segment. Financial information about our segments for each of the last three years, including information with respect to revenues from external customers, profit or loss and total assets, is contained in Note 25, “Segment Reporting,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
Neither we, the Bank nor Renasant Insurance have any foreign operations.
Operations of Community Banks
Substantially all of our business activities are conducted through, and substantially all of our assets and revenues are derived from, the operations of our community banks, which offer a complete range of banking and financial services to individuals and to small to medium-size businesses. As described in more detail below, these services include checking and savings accounts, business and personal loans, interim construction loans, specialty commercial lending, as well as safe deposit and night depository facilities. Automated teller machines are located throughout our market area. Our Online and Mobile Banking products and our call center also provide 24-hour banking services.
As of December 31, 2017, we had 180 banking, insurance and financial services offices located throughout our markets in Mississippi, Tennessee, Alabama, Florida and Georgia.
Lending Activities.  Income generated by our lending activities, in the form of both interest income and loan-related fees, comprises a substantial portion of our revenue, accounting for approximately 66.16%, 67.92% and 63.88% of our total gross revenues in 2017, 2016 and 2015, respectively. Total gross revenues consist of interest income on a fully taxable equivalent basis and noninterest income. Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio by both type and geography and conducting ongoing review and management of the loan portfolio. Loans are originated through our traditional community banking model based on customer need. Customer needs are met either through our commercial or personal banking lending groups depending on the relationship and type of service or product desired. Our commercial lending group provides banking services to corporations or other business customers and originates loans for general corporate purposes, such as financing for commercial and industrial projects or income producing commercial real estate. Also included in our commercial lending group are experienced lenders within our specialty lines of business, which consist of our asset-based lending, healthcare, factoring, and equipment lease financing banking groups as well as loans meeting the criteria to be guaranteed by the Small Business Administration. Our personal banking group provides small consumer installment loans, real estate loans, lines of credit and construction financing and originates conventional first and second mortgages.
The following is a description of each of the principal types of loans in our loan portfolio, the relative risk of each type of loan and the steps we take to reduce credit risk. A further discussion of the risk reduction policies and procedures applicable to our lending activities can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.” Our loans are primarily generated within the market areas where our branches are located.

— Commercial, Financial and Agricultural Loans. Commercial, financial and agricultural loans (referred to as “commercial loans”), which accounted for approximately 13.64% of our total loans at December 31, 2017, are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan-to-value ratios range from 50% to 85%, depending on the type of collateral. Terms are typically short term in nature and are commensurate with the secondary source of repayment that serves as our collateral.
Although commercial loans may be collateralized by equipment or other business assets, the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the chief considerations when assessing the risk of a commercial loan are the general business conditions of the local economy and the local business borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions. The liquidation of collateral is considered a secondary source of repayment. Another source of repayment are guarantors of the loan, if any. To manage these risks, the Bank’s policy is to secure its commercial loans with both the assets of the borrowing business and any other additional collateral and guarantees that may be available. In addition, we actively monitor certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors. We use commercial loan credit scoring models for smaller level commercial loans.
— Real Estate – 1-4 Family Mortgage. We are active in the real estate – 1-4 family mortgage area (referred to as “residential real estate loans”), with approximately 30.76% of our total loans at December 31, 2017, being residential real estate loans. We offer both first and second mortgages on residential real estate. Loans secured by residential real estate in which the property is the principal residence of the borrower are referred to as “primary” 1-4 family mortgages. Loans secured by residential real estate in which the property is rented to tenants or is not the principal residence of the borrower are referred to as “rental/investment” 1-4 family mortgages. We also offer loans for the preparation of residential real property prior to construction (referred to in this Annual Report as “residential land development loans”). In addition, we offer home equity loans or lines of credit and term loans secured by first and second mortgages on the residences of borrowers who elect to use the accumulated equity in their homes for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. Originations of residential real estate loans are generated either through retail efforts in our branches or through originations by or referrals from our mortgage operations. We attempt to minimize the risk associated with residential real estate loans by strictly scrutinizing the financial condition of the borrower; typically, we also limit the maximum loan-to-value ratio.
We retain residential real estate loans for our portfolio when the Bank has sufficient liquidity to fund the needs of established customers and when rates are favorable to retain the loans. Retained portfolio loans are made primarily through the Bank’s adjustable-rate mortgage product offerings.
We also originate residential real estate loans with the intention of selling them in the secondary market to third party private investors or directly to government sponsored agencies. When these loans are sold, we either release or retain the related servicing rights, depending on a number of factors, such as the pricing of such loans in the secondary market, fluctuations in interest rates that would impact the profitability of the loans and other market-related conditions. Residential real estate originations to be sold are sold either on a “best efforts” basis or under a “mandatory delivery” sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and we are obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a “mandatory delivery” sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. The Company does not actively market or originate subprime mortgage loans.
With respect to second lien home equity loans or lines of credit, which inherently carry a higher risk of loss upon default, we limit our exposure by limiting these types of loans to borrowers with high credit scores.
— Real Estate – Commercial Mortgage. Our real estate – commercial mortgage loans (“commercial real estate loans”) represented approximately 44.98% of our total loans at December 31, 2017. Included in this portfolio are loans in which the owner develops a property with the intention of locating its business there. These loans are referred to as “owner-occupied” commercial real estate loans. Payments on these loans are dependent on the successful development and management of the business as well as the borrower’s ability to generate sufficient operating revenue to repay the loan. The Bank mitigates the risk that our estimate of value will prove to be inaccurate by having sufficient sources of secondary repayment as well as guarantor support. In some instances, in addition to our mortgage on the underlying real estate of the business, our commercial real estate loans are secured by other non-real estate collateral, such as equipment or other assets used in the business.

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
— Real Estate – Construction. Our real estate – construction loans (“construction loans”) represented approximately 8.31% of our total loans at December 31, 2017. Our construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 9 to 12 months for residential property and from 12 to 24 months for non-residential and multi-family properties. Construction lending entails significant additional risks compared to residential real estate or commercial real estate lending, including the risk that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. The risk is to evaluate accurately the total loan funds required to complete a project and to ensure proper loan-to-value ratios during the construction phase. We address the risks associated with construction lending in a number of ways. As a threshold matter, we limit loan-to-value ratios to 85% of when-completed appraised values for owner-occupied and investor-owned residential or commercial properties. We monitor draw requests either internally or with the assistance of a third party, creating an additional safeguard that ensures advances are in line with project budgets.
— Installment Loans to Individuals. Installment loans to individuals (or “consumer loans”), which represented approximately 1.60% of our total loans at December 31, 2017, are granted to individuals for the purchase of personal goods. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before granting a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the collateral securing the loan and hold title until the loan is repaid in full.
— Equipment Financing and Leasing. Equipment financing loans (or “lease financing loans”), which represented approximately 0.71% of our total loans at December 31, 2017, are granted to provide capital to businesses for commercial equipment needs. These loans are generally granted for periods ranging between two and five years at fixed rates of interest. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category.  We obtain a lien against the collateral securing the loan and hold title (if applicable) until the loan is repaid in full. Transportation, manufacturing, healthcare, material handling, printing and construction are the industries that typically obtain lease financing. In addition, we offer a product tailored to qualified not-for-profit customers that provides real estate financing at tax-exempt rates.
To protect against the risks associated with fluctuations in economic conditions within the Bank’s footprint, management has implemented a strategy to proactively monitor the risk to the Company presented by the Bank’s loan portfolio as a whole. First, we purposefully manage the loan portfolio to avoid excessive concentrations in any particular loan category. Our goal is to structure the loan portfolio so that it is comprised of approximately one-third commercial loans and owner-occupied commercial real estate loans, one-third non-owner occupied commercial real estate loans and one-third residential real estate loans and consumer loans. Construction and land development loans are allocated between the commercial real estate and residential real estate categories based on the property securing the loan. With respect to construction and land development loans in particular, management monitors whether the allocation of these loans across geography and asset type heightens the general risk associated with these types of loans. We also monitor concentrations in our construction and land development loans based on regulatory guidelines promulgated by banking regulators which include evaluating the aggregate value of these loans as a percentage of our risk-based capital (this is referred to as the “100/300 Test” and is discussed in more detail under the “Supervision and Regulation” heading below) as well as monitoring loans considered to be high volatility commercial real estate.
Investment Activities. We acquire investment securities to provide a source for meeting our liquidity needs as well as to supply securities to be used in collateralizing certain deposits and other types of borrowings. We primarily acquire mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities such as FNMA, FHLMC and GNMA (colloquially known as “Fannie Mae,” “Freddie Mac” and “Ginnie Mae,” respectively) as well as municipal securities. Generally, cash flows from maturities and calls of our investment securities that are not used to fund loan growth are reinvested in investment securities. We also hold investments in pooled trust preferred securities. At December 31, 2017, all of the Company’s investment securities were classified as available for sale.
Investment income generated by our investment activities, both taxable and tax-exempt, accounted for approximately 6.48%, 6.98% and 8.65% of our total gross revenues in 2017, 2016 and 2015, respectively.
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
The deposit services we offer accounted for approximately 10.57%, 10.78% and 12.16% of our total gross revenues in 2017, 2016 and 2015, respectively, in the form of fees for deposit services. The deposits held by our Bank have been primarily generated within the market areas where our branches are located.
Operations of Wealth Management
Through the Wealth Management segment, we offer a wide variety of fiduciary services and administer (as trustee or in other fiduciary or representative capacities) qualified retirement plans, profit sharing and other employee benefit plans, personal trusts and estates. In addition, the Wealth Management segment offers annuities, mutual funds and other investment services through a third party broker-dealer. For 2017, the Wealth Management segment contributed total revenue of $15.0 million, or 2.91%, of the Company’s total gross revenues. Wealth Management operations are headquartered in Tupelo, Mississippi, and Birmingham, Alabama, but our products and services are available to customers in all of our markets through our community banks.
Operations of Insurance
Renasant Insurance is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. For 2017, Renasant Insurance contributed total revenue of $10.0 million, or 1.94%, of the Company’s total gross revenues and operated ten offices - one office each in Ackerman, Brandon, Corinth, Durant, Kosciusko, Louisville, Madison, Oxford, Starkville and Tupelo, Mississippi.
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
For 2017, we maintained approximately 12% of the market share (deposit base) in our entire Mississippi area, approximately 1% in our entire Tennessee area, approximately 2% in our entire Alabama area, approximately 2% in our entire Florida area and approximately 1% in our entire Georgia area.

Certain markets in which we operate have demographics that we believe indicate the possibility of future growth at higher rates than other markets in which we operate. The following table shows our deposit share in those markets as of June 30, 2017 (which is the latest date that such information is available):

Market	Available Deposits (in billions)	Deposit Share
Mississippi
Tupelo	$2.3	46.9%
DeSoto County	2.5	8.3%
Oxford	1.2	11.1%
Columbus	1.0	10.3%
Starkville	1.0	29.0%
Jackson	12.6	3.1%
Tennessee
Memphis	24.5	1.1%
Nashville	45.4	0.9%
Maryville	2.0	2.7%
Alabama
Birmingham	35.0	0.8%
Decatur	1.9	17.5%
Huntsville/Madison	7.1	1.6%
Montgomery	6.6	0.9%
Tuscaloosa	3.4	1.1%
Florida
Columbia	1.1	2.2%
Gainesville	4.1	2.2%
Ocala	6.0	2.0%
Georgia
Alpharetta/Roswell	8.5	2.1%
Canton/Woodstock	3.0	4.8%
Cartersville/Cumming	3.7	4.6%
Gwinnett	16.1	0.7%
Lowndes	1.9	2.5%
Source:  FDIC, as of June 30, 2017
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
Supervision and Regulation
General
The U.S. banking industry is highly regulated under federal and state law. We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a result, we are subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a commercial bank chartered under the laws of the State of Mississippi; it is not a member of the Federal Reserve System. As a Mississippi non-member bank, the Bank is subject to supervision, regulation and examination by the Mississippi Department of Banking and Consumer Finance (the “DBCF”), as the chartering entity of the bank, and by the FDIC, as the insurer of the Bank’s deposits. As a result of this extensive system of supervision and regulation, the growth and earnings performance of the Company and the Bank are affected not only by management decisions and general and local economic conditions, but also by the statutes, rules, regulations and policies administered by the Federal Reserve, the FDIC and the DBCF, as well as by other federal and state regulatory authorities with jurisdiction over our operations, such as the Consumer Financial Protection Bureau (the “CFPB”).
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
The description below summarizes certain elements of the bank regulatory framework applicable to us and the Bank. This summary is not, however, intended to describe all laws, regulations and policies applicable to us and the Bank, and the description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretative letters and other written guidance that are described below. Further, the following discussion addresses the bank regulatory framework as in effect as of the date of this Annual Report on Form 10-K. The administration of President Trump has undertaken a broad effort to curtail federal regulations generally, including those affecting the banking industry, and there are also a number of items of legislation currently pending before the United States Congress that, if enacted, would significantly alter the existing bank regulatory framework (by either adding new laws and regulations or by amending, or completely repealing, existing laws and regulations). Proposals to revise Mississippi’s banking laws and regulations are also frequently raised. Accordingly, the following discussion must be read in light of the enactment of any new federal or state banking laws or regulations or any amendment or repeal of existing laws or regulations, or any change in the policies of the regulatory agencies with jurisdiction over the Company’s operations, after the date of this Annual Report on Form 10-K.
Supervision and Regulation of Renasant Corporation
General. As a bank holding company registered under the BHC Act, we are subject to the regulation and supervision applicable to bank holding companies by the Federal Reserve. The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations or engaging in unsafe and unsound banking practices. The Federal Reserve’s jurisdiction also extends to any company that we directly or indirectly control, such as any non-bank subsidiaries and other companies in which we own a controlling investment.
Scope of Permissible Activities. Under the BHC Act, we are prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or financial holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for our subsidiary banks. Notwithstanding the foregoing, we may engage, directly or indirectly (including through the ownership of shares of another company), in certain activities that the Federal Reserve has found to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card or factoring company; providing certain data processing, storage and transmission services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal or real property on a nonoperating basis; and providing certain stock brokerage services.
Pursuant to the amendment to the BHC Act effected by the Financial Services Modernization Act of 1999 (commonly referred to as the Gramm-Leach Bliley Act, or the “GLB Act”), a bank holding company whose subsidiary deposit institutions are “well capitalized” and “well managed” may elect to become a “financial holding company” (“FHC”) and thereby engage without prior Federal Reserve approval in certain banking and non-banking activities that are deemed to be financial in nature or incidental to financial activity. These “financial in nature” activities include securities underwriting, dealing and market making; organizing, sponsoring and managing mutual funds; insurance underwriting and agency activities; merchant banking activities; and other activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. We have not elected to become an FHC.
A dominant theme of the GLB Act is functional regulation of financial services, with the primary regulator of the Company or its subsidiaries being the agency which traditionally regulates the activity in which the Company or its subsidiaries wish to engage. For example, the Securities and Exchange Commission (“SEC”) regulates bank holding company securities transactions, and the various banking regulators oversee banking activities.
Capital Adequacy Guidelines. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to factor off-balance sheet exposure into the assessment of capital adequacy, to minimize disincentives for holding liquid, low-risk assets and to achieve greater consistency in the evaluation of the capital adequacy of major banking organizations worldwide. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. These requirements apply on a consolidated basis to bank holding companies with consolidated assets of $500 million, such as the Company. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 4%.
The capital requirements applicable to the Company are substantially similar to those imposed on the Bank under FDIC regulations, described below under the heading “Supervision and Regulation of Renasant Bank - Capital Adequacy Guidelines.”
Payment of Dividends; Source of Strength. Under Federal Reserve policy, in general a bank holding company should pay dividends only when (1) its net income available to shareholders over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears to be consistent with the capital needs and overall current and prospective financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum regulatory capital adequacy ratios after giving effect to the dividend.
In addition, a bank holding company is required to serve as a source of financial strength to its subsidiary banks. This means that we are expected to use available resources to provide adequate financial resources to the Bank, including during periods of financial stress or adversity, and to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting the Bank where necessary. In addition, any capital loans that we make to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Stress Testing. As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), a bank with total assets over $10 billion is obligated to conduct stress testing when the average of its consolidated total assets as of the end of its most recent four quarters exceeds $10 billion. Although not currently applicable to the Company or the Bank, when and if we exceed $10 billion in average consolidated assets over the measurement period, we will be required to conduct annual stress tests to ensure we have sufficient capital during periods of economic downturn. The Federal Reserve and FDIC release stress-test scenarios on February 15 of each year, and banking organizations are required to submit the results of their tests to the appropriate regulator by July 31. The results of each year’s stress tests are publicly disclosed following each banking organization’s submission. When and if we are required to conduct stress testing, we expect that banking regulators will consider the results of this testing an important factor in evaluating our and the Bank’s capital adequacy, especially when reviewing any proposed acquisitions and in determining whether any proposed dividends or stock repurchases by us may be an unsafe or unsound practice.
If a bank becomes subject to stress testing prior to or as of March 31 of any year, it will be required to conduct its first annual stress test in the next calendar year; if the bank becomes subject to stress testing after March 31, it must conduct its first annual stress test in the second calendar year. Accordingly, if we exceed $10 billion in total average consolidated assets as of March 31, 2018, we will be required to conduct in 2019 our first annual stress test for the year ending December 31, 2018; if we exceed $10 billion in total average consolidated assets after March 31, 2018, we will be required to conduct in 2020 our first annual stress test for the year ending December 31, 2019. Even though the Company is not yet subject to the stress testing requirements, we have already begun developing policies and procedures to comply with the rules when and if they become applicable.
Acquisitions by Bank Holding Companies. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it acquires all or substantially all of the assets of any bank, merges or consolidates with another bank holding company or acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served and the record of the bank holding company and its subsidiary bank(s) in combating money laundering activities. Finally, in order to acquire banks located outside of their home state, a bank holding company and its subsidiary institutions must be “well capitalized” and “well managed.”
The BHC Act also prohibits a bank holding company, with certain exceptions, from itself engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. The principal exception to this prohibition is for a bank holding company engaging in or acquiring shares of a company whose activities are found by the Federal

Reserve to be so closely related to banking or managing banks as to be a proper incident thereto. In making determinations whether activities are closely related to banking or managing banks, the Federal Reserve must consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency of resources, and whether such public benefits outweigh the risks of possible adverse effects, such as decreased or unfair competition, conflicts of interest or unsound banking practices.
Control Acquisitions. Federal and state laws, including the BHC Act and the Change in Bank Control Act, also impose prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. “Control” of a depository institution is a facts and circumstances analysis, but generally an investor is deemed to control a depository institution or other company if the investor owns or controls 25% or more of any class of voting securities. Ownership or control of 10% or more of any class of voting securities, where either the depository institution or company is a public company or no other person will own or control a greater percentage of that class of voting securities after the acquisition, is also presumed to result in the investor controlling the depository institution or other company, although this is subject to rebuttal.
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
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 generally established a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Among other things, the legislation:

-
Created the Public Company Accounting Oversight Board, which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review;

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
Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets. Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Although the majority of these rules apply to bank holding companies with at least $50 billion in total assets, some of the rules cover banks and bank holding companies with at least $10 billion in total consolidated assets. Following the fourth consecutive quarter (and any applicable phase-in period) where our or the Bank’s average total assets exceed this $10 billion threshold, we or the Bank, as applicable, will, among other requirements:

-	be required to perform annual stress tests as described above in “Stress Testing;”
-
be required to establish a dedicated risk committee of our board of directors responsible for overseeing our enterprise-wide risk management policies, which must be commensurate with our capital structure, risk profile, complexity, activities, size and other appropriate risk-related factors, and include as a member at least one risk management expert; and

-	be examined for compliance with federal consumer protection laws primarily by the CFPB.
Well before the Company approached $10 billion in assets, we began developing policies and procedures to comply with the rules applicable to banks of such size. For example, we have established an Enterprise Risk Management Committee tasked with monitoring the risks identified by other Company and Bank committees in the context of the impact of each identified risk on other identified risks and ultimately on the Company as a whole. In addition, we implemented new controls and procedures relating to stress testing; in 2017, we began to run internal stress tests similar to what will be required when we are subject to the stress testing rules.
Supervision and Regulation of the Bank
General. As a Mississippi-chartered bank, the Bank is subject to the regulation and supervision of the Mississippi Department of Banking and Consumer Finance. As an FDIC-insured institution that is not a member of the Federal Reserve, the Bank is subject to the regulation and supervision of the FDIC. The regulations of the FDIC and the DBCF affect virtually all of the Bank’s activities, including the minimum levels of capital, the ability to pay dividends, mergers and acquisitions, borrowing and the ability to expand through new branches or acquisitions and various other matters.
Insurance of Deposits. The deposits of the Bank are insured through the Deposit Insurance Fund (the “DIF”) up to $250,000 for most accounts. The FDIC administers the DIF, and the FDIC must by law maintain the DIF at an amount equal to a specified percentage of the estimated annual insured deposits or assessment base. The minimum designated reserve ratio of the DIF is currently 1.15% of total insured deposits, but this ratio will increase to 1.35% by September 30, 2020. The FDIC must offset the effect of this increase for banks with assets less than $10 billion, meaning that banks above such asset threshold will bear the cost of the increase.
To fund the DIF, FDIC-insured banks are required to pay deposit insurance assessments to the FDIC on a quarterly basis. The amount of an institution’s assessment is based on its average consolidated total assets less its average tangible equity during the assessment period. As to the rate, it is based on our risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators. The higher an institution’s risk classification, the higher its assessment rate (on the assumption that such institutions pose a greater risk of loss to the DIF). In addition, the FDIC can impose special assessments in certain instances. If for four consecutive quarters we report assets of $10 billion or more, our assessment rate will be based not only on our risk classification but also will incorporate forward-looking measures. Also, we would become subject to a surcharge designed to increase the DIF to specified levels.
In addition to assessments to fund the DIF, all institutions with deposits insured by the FDIC must pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established as a financing vehicle for the Federal Savings & Loan Insurance Corporation. The assessment rate for the first quarter of fiscal 2018 is .0046% of insured deposits and is adjusted quarterly. These assessments will continue until the bonds mature in 2019 (the corporation’s ability to issue new debt has been terminated).
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
Interstate Banking and Branching. Under Mississippi law, the Bank may establish additional branch offices within Mississippi, subject to the approval of the DBCF. After the Dodd-Frank Act, which repealed the “opt-in” provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1997, we can also establish additional branch offices outside Mississippi, subject to prior regulatory approval, so long as the laws of the state where the branch is to be located would permit a state bank chartered in that state to establish a branch. Finally, we may also establish offices in other states by merging with banks or by purchasing branches of other banks in other states, subject to certain restrictions.
Dividends. The restrictions and guidelines with respect to the Company’s payment of dividends are described above. As a practical matter, for so long as our operations chiefly consist of ownership of the Bank, the Bank will remain our source of dividend payments, and our ability to pay dividends will be subject to any restrictions applicable to the Bank.
The ability of the Bank to pay dividends is restricted by federal and state laws, regulations and policies. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the DBCF. In addition, the FDIC also has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends. Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations.
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
The capital guidelines have been subject to a number of revisions in recent years. Pursuant to the Dodd-Frank Act, capital requirements for insured depository institutions are countercyclical, such that capital requirements increase in times of economic expansion and decrease in times of economic contraction. More recently, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency adopted rules implementing the “Basel III” regulatory capital reforms, promulgated by the Basel

Committee on Banking Supervision, a committee of central banks and bank supervisors, including the standardized approach of Basel II for non-core banks and bank holding companies such as the Bank and the Company. The Basel III rules substantially revised the risk-based capital requirements. Generally, these rules became effective on January 1, 2015, although parts of the rules will be phased in through 2019.
- Current Guidelines. Under the current risk-based capital adequacy guidelines, we are required to maintain (1) a ratio of common equity Tier 1 capital (“CET1”) to total risk-weighted assets of not less than 4.5%; (2) a minimum leverage capital ratio of 4%; (3) a minimum Tier 1 risk-based capital ratio of 6%; and (4) a minimum total risk-based capital ratio of 8%. CET1 generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, we must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If our ratio of CET1 to risk-weighted capital is below the capital conservation buffer, we will face restrictions on our ability to pay dividends, repurchase our outstanding stock and make certain discretionary bonus payments. When fully phased in on January 1, 2019, the required capital conservation buffer will be 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements; as of January 1, 2018, the capital conservation buffer is 1.875% of risk-weighted assets. In addition, the Basel III Rules have revised the agencies’ rules for calculating risk-weighted assets to enhance risk sensitivity and to incorporate certain international capital standards of the Basel Committee on Banking Supervision. These revisions affect the calculation of the denominator of a banking organization’s risk-based capital ratios to reflect the higher-risk nature of certain types of loans. As applicable to the Bank:

-
For residential mortgages, the former 50% risk weight for performing residential first-lien mortgages and 100% risk-weight for all other mortgages has been replaced with a risk weight of between 35% and 200% determined by the mortgage’s loan-to-value ratio and whether the mortgage falls into one of two categories based on eight criteria that include the term, use of negative amortization and balloon payments, certain rate increases and documented and verified borrower income.

-	For commercial mortgages, a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans has been substituted for the former 100% risk weight.
-	The former 100% risk weight is now a 150% risk weight for loans, other than residential mortgages, that are 90 days past due or on nonaccrual status.
Finally, Tier 1 capital treatment for “hybrid” capital items like trust preferred securities has been eliminated, subject to various grandfathering and transition rules. We and the Bank meet all minimum capital requirements as currently in effect. For a detailed discussion of the Company’s capital ratios, see Note 24, “Regulatory Matters,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
-    Prompt Corrective Action. Under Section 38 of the Federal Deposit Insurance Act (the “FDIA”), each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement this mandate. Under current regulations, a bank is (i) “well capitalized” if it has total risk-based capital of 10% or more, has a Tier 1 risk-based ratio of 8% or more, has a common equity Tier 1 capital ratio of 6.5%, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 6% or more, a common equity Tier 1 capital ratio of 4.5% and a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized,” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 6%, a common equity Tier 1 capital ratio that is less than 4.5% or a Tier 1 leverage capital ratio that is less than 4%, (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, a common equity Tier 1 capital ratio of less than 3% or a Tier 1 leverage capital ratio that is less than 3%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.
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

Section 38 of the FDIA and related regulations also specify circumstances under which the FDIC may reclassify a well-capitalized bank as adequately capitalized and may require an adequately capitalized bank or an undercapitalized bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized bank as critically undercapitalized).
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
Interchange Fees. Under Section 1075 of the Dodd-Frank Act (often referred to as the “Durbin Amendment”), the Federal Reserve established standards for assessing whether the interchange fees, or “swipe” fees, that banks charge for processing electronic payment transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Under the Federal Reserve’s rules, the maximum permissible interchange fee is no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. A debit card issuer may also recover one cent per transaction for fraud prevention purposes if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
Renasant Bank is currently exempt from the interchange fee cap because we had less than $10 billion in total assets as of December 31, 2017. When and if we exceed $10 billion in total assets as of the last day of a fiscal year, we will become subject to the interchange fee cap beginning July 1 of the next fiscal year.
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
Under FDIC regulations, insured banks engaging in impermissible activities, or banks that wish to engage in otherwise impermissible activities, may seek approval from the FDIC to continue or commence such activities, as the case may be. The FDIC will not approve such an application if the bank does not meet its minimum capital requirements or the proposed activities present a significant risk to the deposit insurance fund.
100/300 Test. In response to rapid growth in commercial real estate (“CRE”) loan concentrations and observed weaknesses in risk management practices at some financial institutions, the FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency published Joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (which we refer to as the “CRE guidance”). The CRE guidance is intended to promote sound risk management practices and appropriate levels of capital to enable institutions to engage in CRE lending in a safe and sound manner. Federal banking regulators use certain criteria to identify financial institutions that are potentially exposed to significant CRE concentration risk. Among other things, an institution will be deemed to potentially have significant CRE concentration risk exposure if, based on its call report, either (1) total loans classified as acquisition, development and construction (“ADC”) loans represent 100% or more of the institution’s total capital or (2) total CRE loans, which consists of ADC and non-owner occupied CRE loans as defined in the CRE guidance, represent 300% or more the institution’s total capital, where the balance of the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months. The foregoing criteria are commonly referred to as the 100/300 Test. As of December 31, 2017, our ADC loans represented 79.79% of our total capital, and our total CRE loans represented 243.73% of capital.

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
If an insured state-chartered bank fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan to the FDIC specifying the steps it will take to correct the deficiency. In the event that an insured state-chartered bank fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDIA provides that the FDIC must order the institution to correct the deficiency. The FDIC may also (1) restrict asset growth; (2) require the bank to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the bank may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. We believe that the Bank has been and will continue to be in compliance with each of these standards.
Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve bank. At December 31, 2017, the Bank was in compliance with its reserve requirements.
Consumer Financial Products and Services. We are subject to a broad array of federal and state laws designed to protect consumers in connection with our lending activities, including the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, and, in some cases, their respective state law counterparts. The CFPB, which is an independent bureau within the Federal Reserve, has broad regulatory, supervisory and enforcement authority over our offering and provision of consumer financial products and services under these laws.
Relating to mortgage lending in particular, the CFPB issued regulations governing the ability to repay, qualified mortgages, mortgage servicing, appraisals and compensation of mortgage lenders. These regulations limit the type of mortgage products that the Bank can offer; they also affect our ability to enforce delinquent mortgage loans. The CFPB has also issued complex rules integrating the required disclosures under the Truth in Lending Act, the Truth in Savings Act and the Real Estate Settlement Procedures Act (the “TRID rules”). The TRID rules combine the prior good faith estimate and truth in lending disclosure form into a new “loan estimate” form and combine the HUD-1 and final truth in lending disclosure forms into a new “closing disclosure” form.
We have established numerous controls and procedures designed to ensure that we fully comply with the TRID rules and all other consumer protection laws, both federal and state, as they are currently interpreted (which interpretations are subject to change by the CFPB). In addition, our employees undergo at least annual training to ensure that they remain aware of consumer protection laws and the activities mandated, or prohibited, thereunder.
Community Reinvestment Act. Under the Community Reinvestment Act (the “CRA”), the FDIC assesses the Bank’s record in meeting the credit needs of its entire community, including low- and moderate-income neighborhoods. The FDIC’s assessment is taken into account when evaluating any application we submit for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” The Bank has undertaken significant actions to comply with the CRA, and it received a “satisfactory” rating by the FDIC with respect to its CRA compliance in its most recent assessment. Both the U.S. Congress and banking regulatory agencies have proposed substantial changes to the CRA and fair lending laws, rules and regulations, and there can be no certainty as to the effect, if any, that any such changes would have on us or the Bank.
Financial Privacy Requirements. Federal law and regulations limit a financial institution’s ability to share a customer’s financial information with unaffiliated third parties and otherwise contain extensive protections for a customer’s private information. Specifically, these provisions require all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy at the beginning of the relationship and annually thereafter. Further, such customers must be given the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. The sharing of information for marketing purposes is also subject to limitations. The Bank currently has privacy protection policy and procedures in place, which we believe comply with all applicable regulations.

Anti-Money Laundering. Federal anti-money laundering rules impose various requirements on financial institutions intended to prevent the use of the U.S. financial system to fund terrorist activities. These provisions include a requirement that financial institutions operating in the United States have anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations. The Bank has established policies and procedures to ensure compliance with federal anti-laundering laws and regulations.
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
Sources and Availability of Funds
The funds essential to our, and our Bank’s, business consist primarily of funds derived from customer deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances and subordinated notes. The availability of such funds is primarily dependent upon the economic policies of the federal government, the economy in general and the general credit market for loans.
Personnel
At December 31, 2017, we employed 2,102 people throughout all of our segments on a full-time equivalent basis. Of this total, the Bank accounted for 2,037 employees (inclusive of employees in our Community Banks and Wealth Management segments), and Renasant Insurance employed 65 individuals. The Company has no additional employees; however, at December 31, 2017, 13 employees of the Bank served as officers of the Company in addition to their positions with the Bank.

Dependence Upon a Single Customer
No material portion of our loans have been made to, nor have our deposits been obtained from, a single or small group of customers; the loss of any single customer or small group of customers with respect to any of our reportable segments would not have a material adverse effect on our business as a whole or with respect to that segment in particular. A discussion of concentrations of credit in our loan portfolio is set forth under the heading “Financial Condition - Loans” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Available Information
Our Internet address is www.renasant.com, and the Bank’s Internet address is www.renasantbank.com. We make available at the Company’s website, under the link “SEC Filings” under the “Investor Relations” tab, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
(In Thousands)
The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate on each such category for the years ended December 31, 2017, 2016 and 2015:

	2017			2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Not purchased(1)	$5,060,496	$226,524	4.48%	$4,294,032	$187,055	4.36%	$3,444,455	$153,917	4.47%
Purchased	1,795,306	114,043	6.35%	1,555,502	104,983	6.75%	1,045,324	68,141	6.52%
Purchased and covered(2)	—	—	—%	46,438	3,295	7.10%	143,855	7,732	5.37%
Total Loans	6,855,802	340,567	4.97%	5,895,972	295,333	5.01%	4,633,634	229,790	4.96%
Mortgage loans held for sale	174,369	7,469	4.28	237,199	8,497	3.58	202,368	7,618	3.76
Securities:
Taxable(3)	746,557	17,408	2.33	721,661	15,305	2.12	732,016	15,946	2.18
Tax-exempt	329,430	15,838	4.81	351,950	16,555	4.70	331,206	16,709	5.04
Total securities	1,075,987	33,246	3.09	1,073,611	31,860	2.97	1,063,222	32,655	3.07
Interest-bearing balances with banks	195,072	2,314	1.19	89,514	459	0.51	74,776	215	0.29
Total interest-earning assets	8,301,230	383,596	4.62	7,296,296	336,149	4.61	5,974,000	270,278	4.52
Cash and due from banks	140,742			130,360			102,417
Intangible assets	565,507			491,530			379,469
FDIC loss share indemnification asset	—			4,961			8,928
Other assets	501,829			493,363			410,168
Total assets	$9,509,308			$8,416,510			$6,874,982
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(4)	3,609,567	9,559	0.26	3,090,495	5,874	0.19	2,596,362	4,721	0.18
Savings deposits	567,723	394	0.07	525,498	372	0.07	433,838	321	0.07
Time deposits	1,715,828	14,667	0.85	1,587,444	11,610	0.73	1,392,171	8,673	0.62
Total interest-bearing deposits	5,893,118	24,620	0.42	5,203,437	17,856	0.34	4,422,371	13,715	0.31
Borrowed funds	419,070	13,233	3.16	523,812	10,291	1.96	376,208	7,950	2.11
Total interest-bearing liabilities	6,312,188	37,853	0.60	5,727,249	28,147	0.49	4,798,579	21,665	0.45
Noninterest-bearing deposits	1,724,834			1,467,881			1,125,969
Other liabilities	91,336			105,342			73,519
Shareholders’ equity	1,380,950			1,116,038			876,915
Total liabilities and shareholders’ equity	$9,509,308			$8,416,510			$6,874,982
Net interest income/ net interest margin		$345,743	4.16%		$308,002	4.22%		$248,613	4.16%

(1)Includes mortgage loans held for sale and shown net of unearned income.

(2)	Represents information associated with purchased loans covered under loss sharing agreements prior to the termination of such agreements on December 8, 2016.
(3)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which we operate.
(4)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
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

	2017 Compared to 2016			2016 Compared to 2015
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans:
Not purchased	$34,309	$5,160	$39,469	$37,009	$(3,871)	$33,138
Purchased	15,278	(6,218)	9,060	34,433	2,409	36,842
Purchased and covered(1)	(3,295)	—	(3,295)	(6,912)	2,475	(4,437)
Mortgage loans held for sale	(2,691)	1,663	(1,028)	1,248	(369)	879
Securities:
Taxable	581	1,522	2,103	(220)	(421)	(641)
Tax-exempt	(1,082)	365	(717)	976	(1,130)	(154)
Interest-bearing balances with banks	1,252	603	1,855	75	169	244
Total interest-earning assets	44,352	3,095	47,447	66,609	(738)	65,871
Interest expense:
Interest-bearing demand deposits	1,375	2,310	3,685	939	214	1,153
Savings deposits	29	(7)	22	64	(13)	51
Time deposits	1,098	1,959	3,057	1,428	1,509	2,937
Borrowed funds	(3,307)	6,249	2,942	2,900	(559)	2,341
Total interest-bearing liabilities	(805)	10,511	9,706	5,331	1,151	6,482
Change in net interest income	$45,157	$(7,416)	$37,741	$61,278	$(1,889)	$59,389

(1)	Represents information associated with purchased loans covered under loss sharing agreements prior to the termination of such agreements on December 8, 2016.

Table 3 – Investment Portfolio
(In Thousands)
The following table sets forth the scheduled maturity distribution and weighted average yield based on the amortized cost of our investment portfolio as of December 31, 2017. Information regarding the carrying value of the investment securities listed below as of December 31, 2017, 2016 and 2015 is contained under the heading “Financial Condition – Investments” and “Results of Operations – Net Interest Income” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Amount	Yield
Available for Sale:
Obligations of other U.S. Government agencies and corporations
Maturing within one year	$1,000	1.34%
Maturing after one year through five years	2,554	2.41%
Obligations of states and political subdivisions
Maturing within one year	22,584	4.96%
Maturing after one year through five years	68,876	5.14%
Maturing after five years through ten years	74,161	4.06%
Maturing after ten years	62,968	5.01%
Trust preferred securities
Maturing after ten years	12,442	2.19%
Other debt securities - corporate debt
Maturing after five years through ten years	7,141	4.96%
Residential mortgage backed securities:
Government agency MBS	196,121	2.19%
Government agency CMO	180,258	2.33%
Commercial mortgage backed securities:
Government agency MBS	31,015	3.10%
Government agency CMO	5,019	3.11%
Other debt securities	9,965	1.87%
	$674,104	3.09%
Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 35% and a state tax rate of 3.66%, which is net of federal tax benefit.

Table 4 – Loan Portfolio
(In Thousands)
The following table sets forth loans, net of unearned income, outstanding at December 31, 2017, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less. For information regarding the loan balances in each of the categories listed below as of the end of each of the last five years, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Financial Condition – Loans.” See “Risk Management – Credit Risk and Allowance for Loan Losses” in Item 7 for information regarding the risk elements applicable to, and a summary of our loan loss experience with respect to, the loans in each of the categories listed below.

	One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial, financial, agricultural	$513,506	$437,691	$88,196	$1,039,393
Lease financing	5,077	41,218	7,718	54,013
Real estate – construction	459,036	85,179	89,174	633,389
Real estate – 1-4 family mortgage	831,932	585,670	926,119	2,343,721
Real estate – commercial mortgage	1,089,151	1,628,762	709,617	3,427,530
Installment loans to individuals	46,921	68,500	6,855	122,276
	$2,945,623	$2,847,020	$1,827,679	$7,620,322
The following table sets forth the fixed and variable rate loans maturing or scheduled to reprice after one year as of December 31, 2017:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Due after one year through five years	$2,363,096	$483,924
Due after five years	982,976	844,703
	$3,346,072	$1,328,627

Table 5 – Deposits
(In Thousands)
The following table shows the maturity of certificates of deposit and other time deposits of $100 or more at December 31, 2017:

	Certificates of Deposit	Other
Three Months or Less	$118,472	$30,635
Over Three through Six Months	87,387	23,065
Over Six through Twelve Months	214,132	30,308
Over 12 Months	495,172	5,002
	$915,163	$89,010

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
General business and economic conditions in the United States and abroad can materially affect our business and operations. A weak U.S. economy is likely to cause uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government and future tax rates. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth.
Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. Although interest rates have risen in the last year, rates remain at low levels from a historical perspective, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We are subject to lending risk.
There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the United States. Increases in interest rates on loans and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.
As of December 31, 2017, approximately 66.93% of our loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk to our financial condition than other types of loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
Our commercial, construction and commercial real estate loan portfolios are discussed in more detail under the heading “Operations – Operations of Community Banks” in Item 1, Business.
We have a high concentration of loans secured by real estate.
At December 31, 2017, approximately 84.05% of our loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower. Real estate values have generally recovered since the recent recession, but any adverse change in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans. This was the case from 2008 to 2012. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.

We have a concentration of credit exposure in commercial real estate.
In addition to the general risks associated with our lending activities described above, including the effects of declines in real estate values, commercial real estate (“CRE”) loans are subject to additional risks. These loans depend on cash flows from the property to service the debt. Cash flows, either in the form of rental income or the proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. A general downturn in the local economy where the property is located, or a decline in occupancy rates in particular, could increase the likelihood of default. An increase in defaults in our CRE loan portfolio could have a material adverse effect on our financial condition and results of operations. At December 31, 2017, we had approximately $4.2 billion in commercial real estate loans, representing approximately 54.59% of our loans outstanding on that date, as follows:

(thousands)	December 31, 2017
Commercial Real Estate
Owner-occupied	$1,374,455
Non-owner occupied	1,873,692
Construction	633,389
Land Development:
1-4 family mortgage	99,225
Commercial mortgage	179,383
Total Commercial real estate loans	$4,160,144
As discussed under the heading “Supervision and Regulation” in Item 1, Business, above, the federal banking agencies promulgated guidance regarding when an institution will be deemed to potentially have significant CRE concentration risk exposure, as indicated by the results of the 100/300 Test. Although the 100/300 Test is not a limit on our lending activity, if any future results of a 100/300 Test evaluation show us to have a potential CRE concentration risk, we may elect, or be required by our regulators, to adopt additional risk management practices or other limits on our activities, which could have a material adverse effect on our financial condition and results of operations.
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
Although we try to maintain diversification within our loan portfolio in order to minimize the effect of economic conditions within a particular industry, management also maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on management’s ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collateral impairment. Among other considerations in establishing the allowance for loan losses, management considers economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for loan losses.
The recent recession in the United States highlighted the inherent difficulty in estimating with precision the extent to which credit risks and future trends need to be addressed through a provision to our allowance for loan losses. Any worsening of current economic conditions could cause us to experience higher than normal delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

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
We are subject to interest rate risk.
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In light of improving labor markets and its assessment of the rate of inflation, the Federal Reserve has increased the federal funds target rate by 25 basis points five times since December 2015 and has indicated that continued gradual increases in the federal funds target rate in 2018 are warranted by economic conditions. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, and (2) the fair value of our financial assets and liabilities.
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
—
Assets and liabilities may reprice at the same time but by different amounts. For example, when interest rates are generally rising, we may increase rates charged on loans by an amount that is less than the general increase in market interest rates because of intense pricing competition, while similarly-intense pricing competition for deposits dictates that we raise our deposit rates in line with the general increase in market rates. Also, risk occurs when assets and liabilities have similar repricing frequencies but are tied to different market interest rate indices that may not move in tandem.

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
Maintaining adequate liquidity is crucial to the operation of our business. We need sufficient liquidity to meet customer loan requests, deposit maturities and withdrawals and other cash commitments arising in both the ordinary course of business and in other unpredictable circumstances. We rely on dividends from the Bank as our primary source of funds. The primary source of the Bank’s funds are customer deposits, loan repayments and proceeds from our investment securities. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations or to support growth. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks.
If the aforementioned sources of liquidity are not adequate for our needs, we may attempt to raise additional capital in the equity or debt markets. Our ability to raise additional capital, if needed, will depend on conditions in such markets at that time, which are outside our control, and on our financial performance.
If we are unable to meet our liquidity needs through any of the aforementioned sources, whether at all or at the time or the cost that we anticipate, we may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets.
A failure or breach of our operational or security systems, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation and create significant financial and legal exposure for us.
As a financial institution, we rely heavily on our ability, and the ability of our third party service providers, to securely process, record, transmit and monitor confidential and other information through our and our third party service provider’s computer systems and networks. Our operational systems, including, among other things, deposit and loan servicing, online banking, wealth management, accounting and data processing, could be materially adversely impacted by a failure, interruption or breach in the security or integrity of any of these systems, whether our own or one of our third party service provider’s. Threats to these systems come from a variety of sources, including computer hacking involving the introduction of computer viruses or malware, cyber-attacks, electronic fraudulent activity and attempted theft of financial assets. These threats are very sophisticated and constantly evolving.
We have invested a significant amount of time and expense, in both security infrastructure investments and the development of policies and procedures governing our operations, in our efforts to ensure the security and integrity of our systems from the aforementioned threats, and we continue to upgrade our systems and evolve our policies and procedures to address vulnerabilities that we identify as well as new techniques being used to compromise our systems of which we become aware, especially as we expand our mobile and online banking presence. In addition, we require our third party service providers to be similarly diligent in protecting their own systems from such existing and new threats. Despite these efforts, we can provide no assurances that our systems, or our provider’s systems, will not experience any failures, interruptions or security breaches or that, if any such failures, interruptions or breaches occur, they will be addressed in a timely and adequate manner. If the security and integrity of our systems, or the systems of one of our providers, are compromised, our operations could be significantly disrupted and our or our customer’s confidential information could be misappropriated, among other things. This in turn could result in financial losses to us or our customers, damage to our reputation, the violation of privacy or other laws and significant litigation risk, all of which could have a material adverse effect on our financial condition and results of operations.
Our risk management framework may not be effective in mitigating risk and loss to us.
We are subject to numerous risks, including lending risk, interest rate risk, liquidity risk, market risk and model risk, among other risks encountered in the ordinary course of our operations. We have put in place processes and procedures designed to identify, measure, monitor, report and analyze these risks. However, all risk management frameworks are inherently limited when current procedures cannot anticipate the existence or future development of currently unanticipated or unknown risks, and we may have underestimated the impact of known risks. The recent recession and the heightened regulatory scrutiny of financial institutions that resulted therefrom, coupled with increases in the scope and complexity of our operations, among other things, have increased the level of risk that we must manage. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We have grown our business through the acquisition of entire financial institutions and through de novo branching. Since the beginning of 2011, we have opened eight de novo branches, acquired specified assets and the operations of, and assumed specified liabilities of, failed financial institutions in two FDIC-assisted transactions and acquired the RBC Bank (USA) trust division. We also have engaged in whole-bank acquisitions, most recently acquiring Metropolitan and its wholly-owned subsidiary Metropolitan Bank on July 1, 2017. We intend to continue pursuing a growth strategy for our business through de novo branching and to evaluate attractive acquisition opportunities that are presented to us. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:
Management of Growth.  We may be unable to successfully:

—	maintain loan quality in the context of significant loan growth;
—	maintain adequate management personnel and systems to oversee such growth;
—	maintain adequate internal audit, loan review and compliance functions; and
—	implement additional policies, procedures and operating systems required to support such growth.
Operating Results. Existing offices or future offices may not maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth and de novo branching strategy necessarily entails growth in overhead expenses as we routinely add new offices and staff. Our historical results may not be indicative of future results or results that may be achieved as we continue to increase the number and concentration of our branch offices. Should any new location be unprofitable or marginally profitable, or should any existing location experience a decline in profitability or incur losses, the adverse effect on our results of operations and financial condition could be more significant than would be the case for a larger company.
Development of Offices. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our de novo branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in opening any of our de novo branches. We may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated merger and acquisition costs or other factors. Finally, our de novo branches or branches that we may acquire may not be successful even after they have been established or acquired, as the case may be.
Expansion into New Markets. Much of our recent growth has been focused in the highly-competitive metropolitan areas of Memphis and Nashville, Tennessee, Birmingham and Huntsville, Alabama, Atlanta, Georgia, east Tennessee, as well as Gainesville and Ocala, Florida. In these growth markets we face competition from a wide array of financial institutions, including much larger, well-established financial institutions. Our acquisition of Metropolitan increased our presence in the Memphis and Nashville, Tennessee markets as well as in Jackson, Mississippi, a highly attractive and competitive market.
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
The success of our acquisitions, including our recently completed acquisition of Metropolitan, will depend on, among other things, our ability to realize anticipated cost savings and to integrate the acquired assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, we will make fair value estimates of certain assets and liabilities in recording each acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the particular acquisition.
We cannot assure investors that our acquisitions will have positive results, including results relating to: correctly assessing the asset quality of the assets acquired; the total cost of integration, including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in the transaction; retaining the existing client relationships; or the overall performance of the combined business.
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
We may continue to experience increased credit costs or need to take additional markdowns and make additional provisions to the allowance for loan losses on purchased loans. Any of these actions could adversely affect our financial condition and results of operations in the future. In addition, as our integration efforts continue in connection with the Metropolitan acquisition, we may incur other unanticipated costs, including the diversion of personnel, or losses. In addition, the attention and effort devoted to the integration of an acquired business may divert management’s attention from other important issues and could harm our business.
We may face risks with respect to future acquisitions.
When we attempt to expand our business through mergers and acquisitions (including FDIC-assisted transactions), we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services or, in the case of FDIC-assisted transactions, on account of the loss share arrangements with the FDIC associated with such transactions. In addition to the general risks associated with our growth plans and the particular risks associated with FDIC-assisted transactions, both of which are highlighted above, in general acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

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

Our profitability may be negatively impacted by changes in the amount and timing of the resolution of purchased impaired loans.
Under applicable accounting standards, we are required to periodically re-estimate the expected cash flows from impaired loans that we have purchased as part of our acquisition transactions. The carrying value of these loans can be impaired due to lower-than-expected cash flows, increases in loss estimates or defaults. Any such impairment must be recognized in the period in which the change in estimated cash flow occurs. Any such impairment will reduce our results of operations and profitability, and such reduction could be material.
Competition in our industry is intense and may adversely affect our profitability.
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have substantially greater resources than we have, including higher total assets and capitalization, greater access to capital markets and a broader offering of financial services. Such competitors primarily include national, regional and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies, FinTech companies and other financial intermediaries. The information under the heading “Competition” in Item 1, Business, provides more information regarding the competitive conditions in our growth markets.
Our industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. The consolidation of financial institutions in connection with the 2008-2009 recession has continued to the present time, and we expect additional consolidation to occur as a result of, among other things, elevated regulatory compliance costs and changes in laws affecting larger financial institutions. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, legislative and regulatory changes on both the federal and state level may materially affect competitive conditions in our industry. Finally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures.
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
We may be adversely affected by the soundness of other financial institutions and other third parties.
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
We and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. In addition, significant changes to such regulations, including the repeal of parts of the Dodd-Frank Act and related regulations, have been proposed or may be proposed in light of the policy changes resulting from the change in the presidential administration. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of the foregoing, could affect us and/or the Bank in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.
Under regulatory capital adequacy guidelines and other regulatory requirements, we and the Bank must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. Our failure to maintain the status of “well capitalized” under our regulatory framework could affect the confidence of our customers in us, thus compromising our competitive position. In addition, failure to maintain the status of “well capitalized” under our regulatory framework, “well managed” under regulatory examination procedures or “satisfactory” under the CRA could compromise our status as a bank holding company and related eligibility for a streamlined review process for merger or acquisition proposals and would result in higher deposit insurance premiums assessed by the FDIC.
We are also subject to various privacy, data protection and information security laws. Under the GLB Act, we are subject to limitations on our ability to share our customers’ nonpublic personal information with unaffiliated parties, and we are required to provide certain disclosures to our customers about out data collection and security practices. Customers have the right to opt out of our disclosure of their personal financial information to unaffiliated parties. Finally, the GLB Act requires us to develop, implement and maintain a written comprehensive information security program containing appropriate safeguards for our customers’ nonpublic personal information. New laws and regulations have also been proposed that could increase our privacy, data protection and information security compliance costs. Our failure to comply with new or existing privacy, data protection and information security laws and regulations could result in material regulatory or governmental investigations and/or fines, sanctions and other expenses.
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
Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations nevertheless may occur. The information under the heading “Supervision and Regulation” in Item 1, Business, and Note 24, “Regulatory Matters,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, provides more information regarding the regulatory environment in which we and the Bank operate.
Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
In order to replenish the Deposit Insurance Fund following the recession in 2008-2009, the FDIC significantly increased the assessment rates paid by financial institutions for deposit insurance. In 2016, the targeted ratio of the DIF to insured deposits was achieved, which allowed banks with assets less than $10 billion to have a reduction in costs. However, banks with greater than $10 billion in assets will continue to have higher assessed rates until the DIF ratio reaches 1.35%. Additionally, under the Dodd-Frank Act, if the FDIC increases reserves against future losses, the increased assessments are to be borne primarily by institutions with assets greater than $10 billion, which will apply to the Company if and when we exceed $10 billion in assets. Any increases in FDIC insurance premiums and any special assessments may adversely affect our financial condition and results of operations.
We will be subject to heightened regulatory requirements if we exceed $10 billion in assets.
As discussed under the heading “Supervision and Regulation” in Item 1, Business, the Dodd-Frank Act and regulations promulgated thereunder impose additional requirements on bank holding companies with total assets of at least $10 billion, including compliance with annual stress testing requirements. In addition, banks with total assets of at least $10 billion are primarily examined by the Consumer Financial Protection Bureau with respect to various federal consumer financial protection laws and regulations. Although Renasant Bank currently is subject to CFPB regulations, the FDIC is primarily responsible for examining our compliance with consumer protection laws and CFPB regulations. Finally, if and when we exceed $10 billion in assets as of the end of a fiscal year, we will be subject to the limitation on interchange fees imposed pursuant to the Durbin Amendment to the Dodd-Frank Act.

To prepare for the Company being subject to additional regulations once it exceeds $10 billion in assets, we have incurred a number of significant expenses relating to, among other things, the implementation of additional internal controls and procedures relating to stress testing, and we expect to incur additional expenses once the Company does in fact exceed $10 billion in assets. Further, if and when we exceed $10 billion in assets as of the end of a fiscal year, the impact of the Durbin Amendment is anticipated to reduce our noninterest income. These additional expenses and the expected decrease in interchange fee revenue could have a material adverse effect on our business, financial condition and results of operations. In addition, the results of our annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers, which may in turn adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters such as acquisitions of other financial institutions.
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
We are assessing the impact of the Tax Cuts and Jobs Act, enacted on December 22, 2017. This legislation required that we revalue our deferred tax items in the fourth quarter of 2017, based on the new corporate income tax rate. As we continue evaluating these items during 2018, subsequent adjustments could materially and adversely affect our results of operations. For additional information see Note 16, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
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
Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events, such as Hurricane Irma in September 2017, which impacted our Florida markets, and the April 2011 storms that devastated much of east Mississippi and west Alabama, could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
The trading volume in our common stock is less than that of other bank holding companies.
Although our common stock is listed for trading on The NASDAQ Global Select Market, the average daily trading volume in our common stock is generally less than that of many of our competitors and other bank holding companies that are publicly-traded companies. For the two months ended February 23, 2018, the average daily trading volume for Renasant common stock was 149,306 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.
Our ability to declare and pay dividends is limited by law, and we may be unable to pay future dividends.
We are a separate and distinct legal entity from the Bank, and we receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. In the event the Bank is unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. The information under Note 23, “Restrictions on Cash, Securities, Bank Dividends, Loans or Advances,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, provides a detailed discussion about the restrictions governing the Bank’s ability to transfer funds to us.
Holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.
We have supported a portion of our growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. Also, in connection with our acquisitions of other financial institutions, we have assumed junior subordinated debentures. At December 31, 2017, we had trust preferred securities and accompanying junior subordinated debentures with a carrying value of $85.9 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock (such dividend restrictions do not apply to the subordinated notes issued in August 2016 or assumed in connection with the Metropolitan acquisition). We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.
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
Shares of our common stock eligible for future sale, including those that may be issued in any other private or public offering of our common stock for cash or as incentives under incentive plans, could have a dilutive effect on the market for our common stock and could adversely affect market prices. As of February 23, 2018, there were 150,000,000 shares of our common stock authorized, of which 49,335,631 shares were outstanding.
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
As of December 31, 2017, Renasant operated 136 full-service branches, 13 limited-service branches and an ATM network, which includes 142 ATMs at on-premise locations and 16 ATMs located at off-premise sites. Our Community Banks and Wealth Management segments operate out of all of these offices.
The Bank owns 105 of its 136 full-service branch banking facilities. The remaining 31 full-service branches are under lease agreements. The Bank owns 12 of the 13 limited-service branches. The Bank also operates 19 locations used exclusively for Mortgage Banking, three locations used exclusively for loan production and two locations used exclusively for investment services; of these locations, two are owned by the Bank with the remaining 20 under lease agreements. The 52 banking facilities that are occupied under leases have unexpired terms ranging from one to ten years.
Renasant Insurance, a wholly-owned subsidiary of the Bank, owns seven stand-alone offices - one each in Ackerman, Corinth, Durant, Kosciusko, Louisville, Starkville and Tupelo, Mississippi - and leases three branches - one each in Brandon, Louisville and Madison, Mississippi.
None of our properties are subject to any material encumbrances.
ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company, the Bank, Renasant Insurance or any other subsidiaries are a party or to which any of their property is subject, and no such legal proceedings were terminated in the fourth quarter of 2017.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
The Company’s common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “RNST.” On February 23, 2018, the Company had approximately 13,144 shareholders of record and the closing sales price of the Company’s common stock was $42.85. The following table sets forth the high and low sales price for the Company’s common stock for each quarterly period for the fiscal years ended December 31, 2017 and 2016 as reported on NASDAQ, and the amount of cash dividends declared during each quarterly period during such fiscal years:

	Dividends Per Share	Prices
		High	Low
2017
1st Quarter	$0.18	$43.15	$37.78
2nd Quarter	0.18	45.16	38.87
3rd Quarter	0.18	45.32	37.68
4th Quarter	0.19	44.22	39.11

2016
1st Quarter	$0.17	$34.41	$29.49
2nd Quarter	0.18	35.00	30.21
3rd Quarter	0.18	35.78	30.98
4th Quarter	0.18	44.65	32.51
Although the timing and amount of future dividends, if any, will be determined at the discretion of the Company's board of directors, the Company traditionally has paid dividends on a quarterly basis. Funds for the payment of cash dividends are obtained from dividends received by the Company from the Bank. Accordingly, the declaration and payment of cash dividends by the Company depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. Restrictions on the Bank’s ability to transfer funds to the Company in the form of cash dividends, loans or advances exist under federal and state law and regulations. See Note 23, “Restrictions on Cash, Securities, Bank Dividends, Loans or Advances,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, for a discussion of these restrictions. These restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders in an amount consistent with the Company’s history of dividend payments.
Please refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.
Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its outstanding common stock during the three month period ended December 31, 2017.

Unregistered Sales of Equity Securities
The Company did not sell any unregistered equity securities during 2017.

Stock Performance Graph
The following performance graph compares the performance of our common stock to the NASDAQ Market Index and to the SNL Geographic Index, Southeast, which is a peer group of regional southeast bank holding companies (which includes the Company), for our reporting period. The performance graph assumes that the value of the investment in our common stock, the NASDAQ Market Index and the SNL Geographic Index, Southeast was $100 at December 31, 2012, and that all dividends were reinvested.

	Period Ending December 31,
	2012	2013	2014	2015	2016	2017
Renasant Corporation	$100.00	$168.87	$159.02	$193.20	$241.80	$238.39
NASDAQ Market Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL Geographic Index, Southeast(1)	100.00	135.52	152.63	150.24	199.45	246.72

(1)
The SNL Geographic Index, Southeast, is a peer group of 77 regional bank holding companies, whose common stock is traded either on the New York Stock Exchange, NYSE Amex or NASDAQ, and who are headquartered in Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

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

ITEM 6. SELECTED FINANCIAL DATA(1)
(In Thousands, Except Share Data) (Unaudited)

Year Ended December 31,	2017	2016	2015	2014	2013
Interest income	$374,750	$329,138	$263,023	$226,409	$180,604
Interest expense	37,853	28,147	21,665	23,927	23,471
Net interest income	336,897	300,991	241,358	202,482	157,133
Provision for loan losses	7,550	7,530	4,750	6,167	10,350
Noninterest income	132,140	137,415	108,270	80,509	71,891
Noninterest expense	301,618	295,099	245,114	190,937	172,928
Income before income taxes	159,869	135,777	99,764	85,887	45,746
Income taxes	67,681	44,847	31,750	26,305	12,259
Net income	$92,188	$90,930	$68,014	$59,582	$33,487
Per Common Share
Net income – Basic	$1.97	$2.18	$1.89	$1.89	$1.23
Net income – Diluted	1.96	2.17	1.88	1.88	1.22
Book value at December 31	30.72	27.81	25.73	22.56	21.21
Closing price(2)	40.89	42.22	34.41	28.93	31.46
Cash dividends declared and paid	0.73	0.71	0.68	0.68	0.68
Dividend payout	37.24%	32.72%	36.17%	36.17%	55.74%
At December 31,
Assets	$9,829,981	$8,699,851	$7,926,496	$5,805,129	$5,746,270
Loans, net of unearned income	7,620,322	6,202,709	5,413,462	3,987,874	3,881,018
Securities	671,488	1,030,530	1,105,205	983,747	913,329
Deposits	7,921,075	7,059,137	6,218,602	4,838,418	4,841,912
Borrowings	297,360	312,135	570,496	188,825	171,875
Shareholders’ equity	1,514,983	1,232,883	1,036,818	711,651	665,652
Selected Ratios
Return on average:
Total assets	0.97%	1.08%	0.99%	1.02%	0.71%
Shareholders’ equity	6.68%	8.15%	7.76%	8.61%	6.01%
Average shareholders’ equity to average assets	14.52%	13.26%	12.76%	11.89%	11.78%
At December 31,
Shareholders’ equity to assets	15.41%	14.17%	13.08%	12.26%	11.58%
Allowance for loan losses to total loans, net of unearned income(3)	0.83%	0.91%	1.11%	1.29%	1.65%
Allowance for loan losses to nonperforming loans(3)	348.37%	320.08%	283.46%	209.49%	248.90%
Nonperforming loans to total loans, net of unearned income(3)	0.24%	0.28%	0.39%	0.62%	0.66%

(1)
Selected consolidated financial data includes the effect of mergers and other acquisition transactions from the date of each merger or other transaction. On July 1, 2017, Renasant Corporation acquired Metropolitan BancGroup, Inc., a Delaware corporation ("Metropolitan"), headquartered in Ridgeland, Mississippi. On April 1, 2016, Renasant Bank, Renasnat Corporation's wholly-owned subsidiary, acquired KeyWorth Bank, a Georgia banking corporation ("KeyWorth"), headquartered in Johns Creek, Georgia. On July 1, 2015, Renasant Corporation acquired Heritage Financial Group, Inc., a Maryland corporation (“Heritage”), headquartered in Albany, Georgia. On September 1, 2013, Renasant Corporation acquired First M&F Corporation, a Mississippi corporation (“First M&F”), headquartered in Kosciusko, Mississippi. For additional information about the Metropolitan and KeyWorth acquisitions, please refer to Item 1, Business, and Note 2, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K. For additional information about the Heritage acquisition, please refer to Item 1, Business, and Note 2, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data in Renasant’s

Annual Report on Form 10-K/A for the year ended December 31, 2016, filed with the SEC on February 28, 2017. For additional information about the First M&F transaction, please refer to Item 1, Business, and Note B, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in Renasant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

(2)	Reflects the closing price on The NASDAQ Global Select Market on the last trading day of the Company’s fiscal year.

(3)
Excludes assets acquired from Metropolitan, KeyWorth, Heritage and First M&F and assets covered under loss share agreements with the FDIC. Effective December 8, 2016, Renasant Bank entered into an agreement with the FDIC that terminated all of the loss share agreements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
Performance Overview
Net income was $92,188 for 2017 compared to $90,930 for 2016 and $68,014 for 2015. Basic and diluted earnings per share (“EPS”) were $1.97 and $1.96, respectively, for 2017 compared to $2.18 and $2.17, respectively, for 2016 and $1.89 and $1.88, respectively, for 2015. Our financial condition and results of operations since 2015 have been influenced by a number of factors:

—
The Tax Cuts and Jobs Act, enacted on December 22, 2017, among other things, permanently lowered the federal corporate tax rate, effective for tax years including or beginning January 1, 2018. United States generally accepted accounting principles required the Company to revalue its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. After reviewing the Company's inventory of deferred tax assets and liabilities on the date of enactment and giving consideration to the future impact of the lower corporate tax rates and other provisions of the new legislation, the Company's revaluation of its net deferred tax assets was $14,486. This write-down lowered our diluted EPS for 2017 by $0.31.

—
In order to delay the adverse impact of the Durbin Amendment to the Dodd-Frank Act, which, among other things, imposes limitations on the amount of debit card interchange fees certain banking institutions may collect, the Company successfully initiated several strategic initiatives, described in more detail later in this Item 7, to manage its consolidated assets below $10,000,000 at December 31, 2017, which is the threshold at which bank holding companies would be subject to the Durbin Amendment. The pre-tax cost of the overall initiative for the fourth quarter of 2017, which includes interest income foregone on the securities and mortgage loans sold, was approximately $450, which amount was slightly offset by a pre-tax gain of $91 resulting from the sale of certain investment securities.

—
Effective July 1, 2017, the Company completed its acquisition of Metropolitan BancGroup, Inc., a bank holding company headquartered in Ridgeland, Mississippi (“Metropolitan”), in a transaction valued at $219,461. The Company issued approximately 4.9 million shares of its common stock and paid $4,764 to Metropolitan stock option holders for 100% of the voting equity interest in Metropolitan. On July 1, 2017, Metropolitan operated eight banking locations in Nashville and Memphis, Tennessee and the Jackson, Mississippi Metropolitan Statistical Area. Including the effect of purchase accounting adjustments, which are still being finalized by the Company and are subject to change, the Company acquired assets with a fair value of $1,350,881, including loans held for investment and loans held for sale with a fair value of $967,804, and assumed liabilities with a fair value of $1,137,291, including deposits with a fair value of $942,084. At the acquisition date, $140,512 of goodwill and $6,966 of core deposit intangible assets were recorded.

—
Effective April 1, 2016, the Company completed its acquisition of KeyWorth Bank, a Georgia banking corporation (“KeyWorth”), in a transaction valued at approximately $58,885. The Company issued approximately 1.7 million shares of common stock and paid $3,594 to KeyWorth stock option and warrant holders for 100% of the voting equity interest in KeyWorth. On April 1, 2016, KeyWorth operated six banking locations in the Atlanta metropolitan area. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $415,232, including loans with a fair value of $272,330, and assumed liabilities with a fair value of $359,940, including deposits with a fair value of $348,961. The Company recorded approximately $22,643 in intangible assets which consist of goodwill of $20,633 and a core deposit intangible of $2,010.

—
Effective July 1, 2015, the Company completed its acquisition of Heritage Financial Group, Inc., a bank holding company headquartered in Albany, Georgia (“Heritage”), in a transaction valued at approximately $295,444. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $2,019,977, and assumed liabilities with a fair value of $1,724,533, including deposits with a fair value of $1,375,354.

—
In December 2016, the Bank entered into an agreement with the Federal Deposit Insurance Corporation (the "FDIC") to terminate all of the Bank's loss share agreements. As part of this termination, we made a $4,849 payment to the FDIC. The Company incurred a one-time pre-tax charge of $2,053 in connection with the termination of the agreement, which impacted diluted EPS in 2016 by $0.04.

—
In December 2016, the Company completed the underwritten public offering of 2,135,000 shares of common stock at a public offering price of $41.50 per share resulting in net proceeds to the Company of $84,105.

—
In August 2016, the Company completed the public offering and sale of $60,000 of the Company's 5.00% fixed-to-floating rate subordinated notes due September 1, 2026, and $40,000 of its 5.50% fixed-to-floating rate subordinated notes due September 1, 2031 (collectively, the "Notes"). The sale of the Notes resulted in net proceeds to the Company of $98,167 and qualify as Tier 2 capital. A portion of the proceeds was used to prepay approximately $38,900 in borrowings from the FHLB resulting in a penalty charge of approximately $2,200. Together with other penalties incurred in the prepayment of other borrowings in 2016, the penalty had an impact to diluted EPS of $0.04.

—
Net interest income increased 11.93% to $336,897 for 2017 as compared to $300,991 for 2016; net interest income was $241,358 for 2015. Interest income on a tax equivalent basis increased 14.11% to $383,596 for 2017 from $336,149 for 2016. The increase since 2015 was due primarily to the increase in average earnings assets from the acquisitions of Metropolitan and KeyWorth, as well as the full-year impact of the earning assets acquired in connection with the Heritage acquisition completed in July 2015, and loan growth in the Company's non purchased loan portfolio as well as an increase in loan yields due to higher levels of accretable yield from the purchased loan portfolios. The increases to the target federal funds rate implemented by the Federal Reserve Board in each of December 2015, December 2016, and March, June and December 2017 resulted in higher yields on loans in our portfolio that earn a variable rate of interest. The Company was able to manage the cost of its deposits with these interest rate increases such that interest expense increased at a much lower rate during this time.

—
Net charge-offs as a percentage of average loans decreased to 0.06% in 2017 compared to 0.12% in 2016. Net charge-offs as a percentage of average loans was 0.10% in 2015. The provision for loan losses was $7,550 for 2017 compared to $7,530 for 2016 and $4,750 for 2015.

—
Noninterest income was $132,140 for 2017 compared to $137,415 for 2016 and $108,270 for 2015. The overall growth in noninterest income since 2015 is primarily attributable to the Metropolitan and KeyWorth acquisitions, as well as the twelve-month impact of the Heritage acquisition, and organic growth in our mortgage division. The decrease in noninterest income from 2016 to 2017 is primarily attributable to a year-over-year decrease in mortgage banking income, which was driven by lower mortgage loan originations.

—
Noninterest expense was $301,618, $295,099 and $245,114 for 2017, 2016 and 2015, respectively. The increase in noninterest expense and its related components since 2015 is primarily attributable to the Metropolitan and KeyWorth acquisitions, as well as the twelve-month impact of the Heritage acquisition. The Company recorded merger expense related to its recent acquisitions of $10,378, $4,023 and $11,614 in 2017, 2016 and 2015, respectively, which impacted diluted EPS in each year by $0.15, $0.06 and $0.23, respectively.

—
Loans, net of unearned income, were $7,620,322 at December 31, 2017 compared to $6,202,709 in 2016 and $5,413,462 in 2015. Excluding purchased loans of $2,031,766 at December 31, 2017, the portfolio increased by $874,984, or 18.56%, from December 31, 2016.

—
Deposits totaled $7,921,075 at December 31, 2017 compared to $7,059,137 at December 31, 2016 and $6,218,602 at December 31, 2015. The growth in deposits from 2016 to 2017 was partially attributable to the acquisition of Metropolitan, which added $942,084 in deposits at acquisition. Noninterest bearing deposits averaged $1,724,834, or 22.64% of average deposits, for 2017 compared to $1,467,881, or 22.00% of average deposits, for 2016 and $1,125,969, or 20.29% of average deposits, for 2015.

A historical look at key performance indicators is presented below.

	2017	2016	2015	2014	2013
Diluted EPS	$1.96	$2.17	$1.88	$1.88	$1.22
Diluted EPS Growth	(9.68)%	15.43%	—%	54.10%	15.09%
Shareholders’ equity to assets	15.41%	14.17%	13.08%	12.26%	11.58%
Tangible shareholders’ equity to tangible assets(1)	9.56%	9.00%	7.54%	7.52%	6.64%
Return on Average Assets	0.97%	1.08%	0.99%	1.02%	0.71%
Return on Average Tangible Assets(1)	1.08%	1.20%	1.11%	1.15%	0.79%
Return on Average Shareholders’ Equity	6.68%	8.15%	7.76%	8.61%	6.01%
Return on Average Tangible Shareholders’ Equity(1)	11.84%	15.28%	14.50%	16.25%	10.83%

(1)	These performance indicators are non-GAAP financial measures. A reconciliation of these financial measures from GAAP to non-GAAP can be found under the “Non-GAAP Financial Measures” heading below.

Critical Accounting Policies
Our financial statements are prepared using accounting estimates for various accounts. Wherever feasible, we utilize third-party information to provide management with estimates. Although independent third parties are engaged to assist us in the estimation process, management evaluates the results, challenges assumptions and considers other factors which could impact these estimates. We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of newly issued accounting standards, are discussed in further detail in Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data. The following discussion presents some of the more significant estimates used in preparing our financial statements.
Allowance for Loan Losses
The accounting policy most important to the presentation of our financial statements relates to the allowance for loan losses and the related provision for loan losses. The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under the Financial Accounting Standards Board Accounting Standards Codification Topic (“ASC”) 450, “Contingencies” (“ASC 450”). Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, “Receivables” (“ASC 310”). The balance of the loans determined to be impaired under ASC 310 and the related allowance is included in management’s estimation and analysis of the allowance for loan losses. The determination of the appropriate level of the allowance is sensitive to a variety of internal factors, primarily historical loss ratios and assigned risk ratings, and external factors, primarily the economic environment. While no one factor is dominant, each could cause actual loan losses to differ materially from originally estimated amounts. For more information about the considerations in establishing the allowance for loan losses and our loan policies and procedures for addressing credit risk, please refer to the disclosures in this Item under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.”
Certain loans purchased in acquisitions or mergers are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). ASC 310-30 prohibits the carryover of an allowance for loan losses for loans purchased in which the acquirer concludes that it will not collect the contractual amount. As a result, these loans are carried at values which represent management’s estimate of the future cash flows of these loans. Increases in expected cash flows to be collected from the contractual cash flows are required to be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are required to be recognized as an impairment. A more detailed discussion of loans accounted for under ASC 310-30, which were acquired in connection with our mergers, including our acquisitions of Metropolitan, KeyWorth and Heritage, is set forth below under the heading “Risk Management – Credit Risk and Allowance for Loan Losses” and in Note 5, “Purchased Loans” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
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
Benefit Plans and Stock Based Compensation
Our independent actuary firm prepares actuarial valuations of our pension cost under ASC 715, “Compensation – Retirement Benefits” (“ASC 715”). The discount rate utilized in the December 31, 2017 valuation was 3.96%, compared to 4.35% in 2016. Actual plan assets as of December 31, 2017 were used in the calculation and the expected long-term return on plan assets assumed for this valuation was 8.00%. Changes in these assumptions and estimates can materially affect the benefit plan obligation and the funded status of the plan which in turn may impact shareholders’ equity through an adjustment to accumulated other comprehensive income and future pension expense. The pension plan covered under ASC 715 was frozen as of December 31, 1996.
The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation – Stock Compensation.” We utilize the Black-Scholes model for determining fair value of our options. Determining the fair value of, and ultimately the expense we recognize related to, our stock options requires us to make assumptions regarding dividend yields, expected stock price volatility, estimated forfeitures and the expected life of the option. Changes in these assumptions and estimates can materially affect the calculated fair value of stock-based compensation and the related expense to be recognized. The Company has elected to account for forfeitures in compensation cost when they occur as permitted under the guidance in ASC 718. Changes in this assumption in the future could result in lower expenses related to the Company’s share-based payments. For a description of our assumptions utilized in calculating the fair value of our share-based payments, please refer to Note 14, “Employee Benefit and Deferred Compensation Plans,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

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
Over the life of the purchased loans, the Company continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. The Company determines, as of the end of each fiscal quarter, the present value of the purchased loans using the effective interest rates. If the cash flows expected to be collected have decreased, the Company recognizes a provision for loan loss in its consolidated statement of income; for any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.
Mortgage Servicing Rights
The Company recognizes as assets the right to service certain mortgage loans for others, known as mortgage servicing rights. Mortgage servicing rights are carried at the lower of cost or fair value. Mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income. External valuations of the fair value of mortgage servicing rights are obtained monthly and determined using various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, mortgage interest rates and other factors. These assumptions can, and generally will, change as market conditions and interest rates change resulting in fluctuations of the fair value. The Company does not currently hedge the mortgage servicing rights asset. At December 31, 2017, the Company’s mortgage servicing rights asset was valued at $39,339. For additional information regarding our mortgage servicing rights, please refer to Note 10, “Mortgage Servicing Rights,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
Other Real Estate Owned
Other real estate owned (“OREO”) consists of properties obtained through foreclosure or acceptance of a deed in lieu of foreclosure in satisfaction of a loan obligation. Other real estate owned is initially recorded at fair market value based on appraised value less selling costs, estimated as of the date acquired, with any loss recognized as a charge-off through the allowance for loan losses. Reductions in the carrying value subsequent to acquisition are charged to earnings. The fair value of OREO is derived primarily from independent appraisers. Our internal policies generally require OREO properties to be appraised every 12 months. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of OREO.
Income Taxes
Accrued taxes represent the estimated amount payable to or receivable from taxing jurisdictions, either currently or in the future, and are reported, on a net basis, as a component of “Other assets” in the Consolidated Balance Sheets. The calculation of our income tax expense is complex and requires the use of many estimates and judgments in its determination.
Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the statutory tax rate, the timing and amount of future income earned by certain subsidiaries and the implementation of various tax plans to maximize realization of the deferred tax asset. Management believes that the Company and its subsidiaries will generate sufficient operating earnings to realize the deferred tax assets.
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
Non-GAAP Financial Measures
In addition to results presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"), this document contains certain non-GAAP financial measures. We use certain non-GAAP financial measures to adjust GAAP financial measures to exclude purchase accounting adjustments and interest income collected (foregone) on problem loans from loan interest income and net interest income when calculating the Company's taxable equivalent loan yields and net interest margin, respectively. Management uses these non-GAAP financial measures to evaluate ongoing operating results and to assess ongoing profitability. The reconciliations from GAAP to non-GAAP for these financial measures can be found under the “Results of Operations” heading below.
Certain other non-GAAP financial measures that we use (namely, return on average tangible shareholders’ equity, return on average tangible assets, the ratio of tangible equity to tangible assets and an adjusted efficiency ratio) adjust GAAP financial measures to exclude net gains on sales of securities, merger and conversion expenses, debt prepayment penalties, loss share termination expense and other intangible assets. The Company considers these items to be non-recurring in nature. Management uses these measures to evaluate net income from our ongoing business and capital utilization. In addition, the Company believes that these non-GAAP financial measures, and those mentioned above, facilitate the making of period-to-period comparisons and provide useful information to investors, analysts, regulators and other users of our financial statements by excluding certain items specific to our mergers and acquisition activities. These non-GAAP financial measures may also allow readers to more easily compare the Company's results to the results of other companies without similar mergers and acquisitions activities. The reconciliations from GAAP to non-GAAP for these financial measures are below.

Return on average tangible shareholders' equity and Return on average tangible assets
	2017	2016	2015	2014	2013
Net income (GAAP)	$92,188	$90,930	$68,014	$59,582	$33,487
Amortization of intangibles, net of tax	4,358	4,518	4,137	3,889	2,100
Tangible net income (non-GAAP)	96,546	95,448	72,151	63,471	35,587

Average shareholders' equity (GAAP)	1,380,950	1,116,038	876,915	691,802	557,227
Intangibles	565,507	491,530	379,469	301,104	228,632
Average tangible shareholders' equity (non-GAAP)	815,443	624,508	497,446	390,698	328,595

Average total assets (GAAP)	9,509,308	8,416,510	6,874,982	5,816,517	4,731,523
Intangibles	565,507	491,530	379,469	301,104	228,632
Average tangible assets (non-GAAP)	8,943,801	7,924,980	6,495,513	5,515,413	4,502,891

Return on (average) shareholders' equity (GAAP)	6.68%	8.15%	7.76%	8.61%	6.01%
Effect of adjustment for intangible assets	5.16%	7.13%	6.74%	7.64%	4.82%
Return on average tangible shareholders' equity (non-GAAP)	11.84%	15.28%	14.50%	16.25%	10.83%

Return on (average) assets (GAAP)	0.97%	1.08%	0.99%	1.02%	0.71%
Effect of adjustment for intangible assets	0.11%	0.12%	0.12%	0.13%	0.08%
Return on average tangible assets (non-GAAP)	1.08%	1.20%	1.11%	1.15%	0.79%

Tangible common equity ratio (Tangible shareholders' equity to tangible assets)
	2017	2016	2015	2014	2013
Actual shareholders' equity (GAAP)	$1,514,983	$1,232,883	$1,036,818	$711,651	$665,652
Intangibles	635,556	494,608	474,682	297,330	304,330
Actual tangible shareholders' equity (non-GAAP)	879,427	738,275	562,136	414,321	361,322

Actual total assets (GAAP)	9,829,981	8,699,851	7,926,496	5,805,129	5,746,270
Intangibles	635,556	494,608	474,682	297,330	304,330
Actual tangible assets (non-GAAP)	9,194,425	8,205,243	7,451,814	5,507,799	5,441,940

Tangible Common Equity Ratio
Shareholders' equity to actual assets (GAAP)	15.41%	14.17%	13.08%	12.26%	11.58%
Effect of adjustment for intangible assets	5.85%	5.17%	5.54%	4.74%	4.94%
Tangible shareholders' equity to tangible assets (non-GAAP)	9.56%	9.00%	7.54%	7.52%	6.64%

Return on average tangible shareholders' equity and Return on average tangible assets with exclusions
	2017	2016	2015
Net income (GAAP)	$92,188	$90,930	$68,014
Merger and conversion expense, net of tax	6,925	2,694	7,918
Debt prepayment penalties, net of tax	137	1,700	—
Loss share termination, net of tax	—	1,495	—
Revaluation of net deferred tax assets	14,486	—	—
Net income with exclusions (non-GAAP)	113,736	96,819	75,932
Amortization of intangibles, net of tax	4,358	4,518	4,137
Tangible net income with exclusions (non-GAAP)	118,094	101,337	80,069

Average shareholders' equity (GAAP)	1,380,950	1,116,038	876,915
Intangibles	565,507	491,530	379,469
Average tangible shareholders' equity (non-GAAP)	815,443	624,508	497,446

Average total assets (GAAP)	9,509,308	8,416,510	6,874,982
Intangibles	565,507	491,530	379,469
Average tangible assets (non-GAAP)	8,943,801	7,924,980	6,495,513

Return on average shareholders' equity with exclusions (non-GAAP)	8.24%	8.68%	8.66%
Effect of adjustment for intangible assets	6.24%	7.55%	7.44%
Return on average tangible shareholders' equity with exclusions (non-GAAP)	14.48%	16.23%	16.10%

Return on average assets with exclusions (non-GAAP)	1.20%	1.15%	1.10%
Effect of adjustment for intangible assets	0.12%	0.13%	0.13%
Return on average tangible assets with exclusions(non-GAAP)	1.32%	1.28%	1.23%

Efficiency Ratio
	2017	2016	2015
Interest income (fully tax equivalent basis)	$383,596	$336,149	$270,278
Interest expense	37,853	28,147	21,665
Net interest income (fully tax equivalent basis)	345,743	308,002	248,613

Total noninterest income	132,140	137,415	108,270
Net gains on sales of securities	148	1,186	96
Adjusted noninterest income	131,992	136,229	108,174

Total noninterest expense	301,618	295,099	245,114
Intangible amortization	6,530	6,747	6,069
Merger and conversion related expenses	10,378	4,023	11,614
Extinguishment of debt	205	2,539	—
Loss share termination	—	2,053	—
Adjusted noninterest expense	284,505	279,737	227,431

Efficiency Ratio (GAAP)	63.12%	66.25%	68.68%
Adjusted Efficiency Ratio (non-GAAP)	59.55%	62.97%	63.74%
None of the non-GAAP financial measures the Company has included in this document is intended to be considered in isolation or as a substitute for any measure prepared in accordance with GAAP. Readers of this Form 10-K should note that, because there are no standard definitions for how to calculate the non-GAAP financial measures that we use as well as the results, the Company's calculations may not be comparable to other similarly titled measures presented by other companies. Also, there may be limits in the usefulness of these measures to readers of this document. As a result, the Company encourages readers to consider its consolidated financial statements and footnotes thereto in their entirety and not to rely on any single financial measure.
Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at December 31, 2017 compared to December 31, 2016 and December 31, 2015.
Total assets were $9,829,981 at December 31, 2017 compared to $8,699,851 at December 31, 2016 and $7,926,496 at December 31, 2015. The acquisition of Metropolitan increased total assets $1,350,881 at July 1, 2017, and the acquisition of KeyWorth increased total assets $415,232 at April 1, 2016. The increase in total assets from 2016 to 2017 due to the Metropolitan acquisition and organic loan growth was offset by the strategic initiatives to manage total assets to below $10,000,000 at December 31, 2017. The Company sold certain investment securities and shortened the holding period of mortgage loans held for sale and used these proceeds to reduce certain wholesale funding sources. More details regarding these initiatives are provided below.

Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio, at December 31:

	2017		2016		2015
	Balance	% of Portfolio	Balance	% of Portfolio	Balance	% of Portfolio
Obligations of other U.S. Government agencies and corporations	$3,564	0.53%	$16,259	1.58%	$107,355	9.71%
Obligations of states and political subdivisions	234,481	34.92	342,181	33.20	357,245	32.32
Mortgage-backed securities	406,765	60.58	631,556	61.29	597,463	54.07
Trust preferred securities	9,388	1.40	18,389	1.78	19,469	1.76
Other debt securities	17,290	2.57	22,145	2.15	19,333	1.75
Other equity securities	—	—	—	—	4,340	0.39
	$671,488	100.00%	$1,030,530	100.00%	$1,105,205	100.00%
The balance of our securities portfolio at December 31, 2017 decreased $359,042 to $671,488 from $1,030,530 at December 31, 2016. The Metropolitan acquisition contributed approximately $108,697 at the acquisition date to the securities portfolio. This increase was offset by the sale of $495,192 in securities in 2017, resulting in a net gain of $148, while proceeds from maturities and calls of securities during 2017 totaled $185,327, which were primarily reinvested in the securities portfolio. The decrease in the balance of our securities portfolio from 2016 to 2017 was a result of the Company’s successful implementation of several strategic initiatives, collectively referred to as our “deleveraging strategy,” to manage its consolidated assets below $10,000,000 at December 31, 2017. The Durbin Amendment to the Dodd-Frank Act, among other things, imposes limitations on the amount of debit card interchange fees banking institutions with more than $10,000,000 in assets as of the end of a fiscal year, which would likely have adversely impacted our noninterest income. As a result of the Metropolitan acquisition, coupled with organic balance sheet growth, the Company’s assets exceeded $10,000,000 at the end of the third quarter of 2017. In order to delay the impact of the Durbin Amendment, the Company implemented its deleveraging strategy, which involved the sale of certain investment securities and the shortening of the holding period of mortgage loans held for sale; we used the proceeds of these sales to reduce certain wholesale funding sources. Securities sold during the fourth quarter of 2017 pursuant to our deleveraging strategy had an aggregate carrying value of $446,880 on the dates of sale. The Company collected net proceeds of $446,971 which resulted in a net gain of $91 on the sales.
During 2017, we purchased $210,190 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised 99.05% of the purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are issued by government sponsored entities. During 2017, the Company also decided to transfer all held to maturity securities into the available for sale portfolio. For more information about this decision, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
The balance of our investment portfolio at December 31, 2016 decreased $74,675 to $1,030,530 compared to $1,105,205 at December 31, 2015, as proceeds from investment securities were used to fund organic loan growth. During 2016, we purchased $155,400 in investment securities. Mortgage-backed securities and CMOs, in the aggregate, comprised 86.01% of the purchases. The carrying value of securities sold during 2016 totaled $2,842 resulting in a net gain of $1,186. Proceeds from maturities and calls of securities during 2016 totaled $277,764. The proceeds that were not reinvested in the securities portfolio were primarily utilized to fund organic loan growth during the year.
At December 31, 2017, unrealized losses of $10,488 were recorded on available for sale investment securities with a carrying value of $373,947. At December 31, 2016 and 2015, unrealized losses of $16,065 and $9,545, respectively, were recorded on available for sale securities with a carrying value of $494,619 and $309,549, respectively. The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company is collecting principal and interest payments from the respective securities as scheduled. Accordingly, the Company did not record any other-than-temporary impairment for the years ended December 31, 2017, 2016 or 2015.

The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $12,442 and $23,749 and a fair value of $9,388 and $18,389 at December 31, 2017 and December 31, 2016, respectively. The investment in pooled trust preferred securities consists of two securities representing interests in various tranches of trusts collateralized by debt issued by over 160 financial institutions. During 2017, the Company sold one of its pooled trust preferred securities with a carrying value of $9,346 at the time of sale for net proceeds of $9,403 resulting in a gain of $57. For more information about the Company’s trust preferred securities, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Loans
Loans, excluding mortgage loans held for sale, are the Company’s most significant earning asset, comprising 77.52%, 71.30% and 68.30% of total assets at December 31, 2017, 2016 and 2015, respectively. The table below sets forth the balance of loans outstanding by loan type at December 31:

	2017	2016	2015	2014	2013
Commercial, financial, agricultural	$1,039,393	$717,490	$636,837	$483,283	$468,963
Lease financing	54,013	46,841	34,815	10,114	52
Real estate – construction	633,389	552,679	357,665	212,061	161,436
Real estate – 1-4 family mortgage	2,343,721	1,878,177	1,735,323	1,236,360	1,208,233
Real estate – commercial mortgage	3,427,530	2,898,895	2,533,729	1,956,914	1,950,572
Installment loans to individuals	122,276	108,627	115,093	89,142	91,762
Total loans, net of unearned income	$7,620,322	$6,202,709	$5,413,462	$3,987,874	$3,881,018
The following table presents the percentage of loans, by category, to total loans at December 31 for the last five years:

	2017	2016	2015	2014	2013
Commercial, financial, agricultural	13.64%	11.57%	11.76%	12.12%	12.08%
Lease financing	0.71	0.75	0.64	0.25	—
Real estate – construction	8.31	8.91	6.61	5.32	4.16
Real estate – 1-4 family mortgage	30.76	30.28	32.06	31.00	31.13
Real estate – commercial mortgage	44.98	46.74	46.80	49.07	50.26
Installment loans to individuals	1.60	1.75	2.13	2.24	2.37
Total	100.00%	100.00%	100.00%	100.00%	100.00%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2017, there were no concentrations of loans exceeding 10% of total loans other than loans disclosed in the table above.
Total loans at December 31, 2017 were $7,620,322, an increase of $1,417,613 from $6,202,709 at December 31, 2016. The Metropolitan acquisition increased the loan portfolio $965,033 on the acquisition date. Total loans increased $789,247 in 2016, up from $5,413,462 at December 31, 2015. The acquisition of KeyWorth on April 1, 2016 added $272,330 in loans on the acquisition date.
Non purchased loans at December 31, 2017 were $5,588,556, compared to $4,713,572 at December 31, 2016 and $3,830,434 at December 31, 2015. Since 2015, the Company has experienced organic loan growth across all categories of loans with loans from our specialty commercial business lines, which consist of our asset-based lending, healthcare, factoring, and equipment lease financing banking groups as well as loans meeting the criteria to be guaranteed by the Small Business Administration (“SBA”), contributing $85,324 of the total increase in loans from December 31, 2016; and our specialty commercial business lines contributed $55,705 of the total increase in loans from December 31, 2015 to December 31, 2016.
Looking at the change in loans geographically, non purchased loans in our Mississippi, Tennessee and Georgia markets increased by $116,019, $118,066 and $379,282, respectively, while non purchased loans in our Alabama and Florida markets (collectively referred to as our “Central Region”) increased by $254,284 when compared to December 31, 2016.

During 2010 and 2011, the Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the following two failed financial institutions in FDIC-assisted acquisitions:

•	Crescent Bank and Trust Company (Jasper, GA), July 2010

•	American Trust Bank (Roswell, GA), February 2011
During 2015, in connection with the acquisition of HeritageBank of the South, the Bank assumed two additional loss share agreements:

•	Citizens Bank of Effingham (Springfield, GA), February 2011

•	First Southern National Bank (Statesboro, GA), August 2011
A significant portion of the loans and foreclosed assets acquired in each of these FDIC-assisted acquisitions were subject to loss share agreements with the FDIC whereby the Company was indemnified against a portion of the losses on such loans and foreclosed assets.
On December 8, 2016, the Bank entered into an agreement with the FDIC that terminated all of the Bank’s loss share agreements, resulting in a payment by us to the FDIC of $4,849. All rights and obligations of the parties under these loss share agreements, including the claw-back provisions, terminated effective December 8, 2016. As a result, all recoveries, gains, charge-offs, losses and expenses related to assets previously covered under loss share are recognized entirely by us from the date of termination. Notwithstanding the termination of loss share with the FDIC, the terms of the purchase and assumption agreements for each of these FDIC-assisted acquisitions continue to require the FDIC to indemnify us against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by the Bank and with respect to claims based on any action by directors, officers or employees of the relevant failed financial institutions. At the date of termination, loans and assets that were previously subject to the loss share agreements were reclassified from purchased and covered loans to purchased loans. At December 31, 2017, the Company had $22,289 in loans and $448 in OREO which had been covered under these loss share agreements at the time of termination.
Loans purchased in previous acquisitions, including the loans formerly covered under loss share agreements, collectively referred to as “purchased loans,” totaled $2,031,766, $1,489,137 and $1,583,028 at December 31, 2017, 2016 and 2015, respectively. The following tables provide a breakdown of non purchased loans and purchased loans from previous acquisitions as of the dates presented:

	December 31, 2017
	Non Purchased	Purchased and Covered	Purchased	Total Loans
Commercial, financial, agricultural	$763,823	$—	$275,570	$1,039,393
Lease financing	54,013	—	—	54,013
Real estate – construction:
Residential	178,400	—	25,041	203,441
Commercial	361,345	—	55,734	417,079
Condominiums	7,913	—	4,956	12,869
Total real estate – construction	547,658		85,731	633,389
Real estate – 1-4 family mortgage:
Primary	924,468	—	403,637	1,328,105
Home equity	445,149	—	116,990	562,139
Rental/investment	281,662	—	72,590	354,252
Land development	78,255	—	20,970	99,225
Total real estate – 1-4 family mortgage	1,729,534		614,187	2,343,721
Real estate – commercial mortgage:
Owner-occupied	938,444	—	436,011	1,374,455
Non-owner occupied	1,319,453	—	554,239	1,873,692
Land development	132,179	—	47,204	179,383
Total real estate – commercial mortgage	2,390,076	—	1,037,454	3,427,530
Installment loans to individuals	103,452	—	18,824	122,276
Total loans, net of unearned income	$5,588,556	$—	$2,031,766	$7,620,322

	December 31, 2016
	Non Purchased	Purchased and Covered	Purchased	Total Loans
Commercial, financial, agricultural	$589,290	$—	$128,200	$717,490
Lease financing	46,841	—	—	46,841
Real estate – construction:
Residential	197,029	—	19,282	216,311
Commercial	285,638	—	49,471	335,109
Condominiums	1,259	—	—	1,259
Total real estate – construction	483,926	—	68,753	552,679
Real estate – 1-4 family mortgage:
Primary	747,678	—	281,721	1,029,399
Home equity	400,448	—	86,151	486,599
Rental/investment	219,237	—	62,917	282,154
Land development	58,367	—	21,658	80,025
Total real estate – 1-4 family mortgage	1,425,730	—	452,447	1,878,177
Real estate – commercial mortgage:
Owner-occupied	833,509	—	378,756	1,212,265
Non-owner occupied	1,106,727	—	397,404	1,504,131
Land development	134,901	—	47,598	182,499
Total real estate – commercial mortgage	2,075,137	—	823,758	2,898,895
Installment loans to individuals	92,648	—	15,979	108,627
Total loans, net of unearned income	$4,713,572	$—	$1,489,137	$6,202,709

	December 31, 2015
	Non Purchased Loans	Purchased and Covered	Purchased Loans	Total Loans
Commercial, financial, agricultural	$485,407	$2,406	$149,024	$636,837
Lease financing	34,815	—	—	34,815
Real estate – construction:
Residential	123,711	91	44,813	168,615
Commercial	166,006	39	20,524	186,569
Condominiums	1,984	—	497	2,481
Total real estate – construction	291,701	130	65,834	357,665
Real estate – 1-4 family mortgage:
Primary	661,135	27,270	343,504	1,031,909
Home equity	304,045	9,120	69,090	382,255
Rental/investment	196,217	7,686	48,063	251,966
Land development	42,831	1,912	24,450	69,193
Total real estate – 1-4 family mortgage	1,204,228	45,988	485,107	1,735,323
Real estate – commercial mortgage:
Owner-occupied	709,598	15,297	357,659	1,082,554
Non-owner occupied	896,060	24,343	351,856	1,272,259
Land development	123,391	4,910	50,615	178,916
Total real estate – commercial mortgage	1,729,049	44,550	760,130	2,533,729
Installment loans to individuals	85,234	68	29,791	115,093
Total loans, net of unearned income	$3,830,434	$93,142	$1,489,886	$5,413,462

Loans secured by real estate represented 84.05%, 85.93%, 85.47%, 85.39% and 85.55% of the Company’s total loan portfolio at December 31, 2017, 2016, 2015, 2014 and 2013, respectively. The following table provides further details of the types of loans in the Company’s loan portfolio secured by real estate at December 31:

	2017	2016	2015	2014	2013
Real estate – construction:
Residential	$203,441	$216,311	$168,615	$93,273	$72,132
Commercial	417,079	335,109	186,569	116,263	88,777
Condominiums	12,869	1,259	2,481	2,525	527
Total real estate – construction	633,389	552,679	357,665	212,061	161,436
Real estate – 1-4 family mortgage:
Primary	1,328,105	1,029,399	1,031,909	701,735	702,451
Home equity	562,139	486,599	382,255	296,036	244,036
Rental/investment	354,252	282,154	251,966	190,879	193,366
Land development	99,225	80,025	69,193	47,710	68,380
Total real estate – 1-4 family mortgage	2,343,721	1,878,177	1,735,323	1,236,360	1,208,233
Real estate – commercial mortgage:
Owner-occupied	1,374,455	1,212,265	1,082,554	865,361	789,918
Non-owner occupied	1,873,692	1,504,131	1,272,259	944,428	989,158
Land development	179,383	182,499	178,916	147,125	171,496
Total real estate – commercial mortgage	3,427,530	2,898,895	2,533,729	1,956,914	1,950,572
Total loans secured by real estate	$6,404,640	$5,329,751	$4,626,717	$3,405,335	$3,320,241
Mortgage Loans Held for Sale
Mortgage loans held for sale were $108,316 at December 31, 2017 compared to $177,866 at December 31, 2016 and $225,254 at December 31, 2015. The Company's aforementioned strategy to manage consolidated assets below $10,000,000 at December 31, 2017 included shortening the holding period of mortgage loans held for sale, which was the primary driver for the decrease in the balance from 2016.
Mortgage loans to be sold are sold either on a “best efforts” basis or under a “mandatory delivery” sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a “mandatory delivery” sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within 30-40 days after the loan is funded. As previously noted, this holding period was shortened during December 2017 as part of our deleveraging strategy, but we have reverted to historical practice in the first quarter of 2018. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Deposits

Noninterest-Bearing Deposits to Total Deposits
2017	2016	2015
23.23%	22.12%	20.56%

The Company relies on deposits as its major source of funds. Total deposits were $7,921,075, $7,059,137 and $6,218,602 at December 31, 2017, 2016 and 2015, respectively. Noninterest-bearing deposits were $1,840,424, $1,561,357 and $1,278,337 at December 31, 2017, 2016 and 2015, respectively, while interest-bearing deposits were $6,080,651, $5,497,780 and $4,940,265 at December 31, 2017, 2016 and 2015, respectively. The increase in deposits in 2017 was primarily attributable to the acquisition of Metropolitan, which increased total deposits by $942,084 at the acquisition date. This consisted of noninterest-bearing deposits of $267,479 and interest-bearing deposits of $674,605. The increase in deposits in 2016 was partly due to the acquisition of

KeyWorth, which increased total deposits by $348,961 at the acquisition date. This consisted of noninterest-bearing deposits of $73,077 and interest-bearing deposits of $275,884. Management continues to focus on growing and maintaining a stable source of funding, specifically core deposits. Under certain circumstances, however, management may elect to acquire non-core deposits in the form of public fund deposits or time deposits. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances.
Public fund deposits are those of counties, municipalities or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits when it is reasonable under the circumstances. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits at December 31, 2017 were $1,000,324 compared to $894,321 at December 31, 2016 and $775,385 at December 31, 2015.
Looking at the change in deposits geographically, and excluding deposits assumed in connection with the Metropolitan acquisition, deposits increased $49,886, $27,388 and $16,864 in our Mississippi, Central Region and Georgia markets, respectively, while deposits decreased $457 in our Tennessee markets when compared to December 31, 2016.
Borrowed Funds
Total borrowings include securities sold under agreements to repurchase, short-term borrowings, advances from the FHLB, subordinated notes and junior subordinated debentures. Borrowings are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and short-term FHLB advances. There was $89,814 of short-term borrowings on the balance sheet at December 31, 2017, consisting of security repurchase agreements of $6,814 and short-term borrowings from the FHLB of $83,000 compared to security repurchase agreements of $9,676 and short-term borrowings from the FHLB of $100,000 at December 31, 2016. In connection with the Company's aforementioned deleveraging strategy, the Company used the proceeds from the sale of investment securities and the shortening of the holding period of mortgage loans held for sale to pay down short-term borrowings from the FHLB.
At December 31, 2017, long-term debt totaled $207,546 compared to $202,459 at December 31, 2016. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. Long-term FHLB advances were $7,493 and $8,542 at December 31, 2017 and December 31, 2016, respectively. At December 31, 2017, there were $26 in long-term FHLB advances outstanding scheduled to mature within twelve months or less. The Company had $2,670,141 of availability on unused lines of credit with the FHLB at December 31, 2017 compared to $2,633,543 at December 31, 2016. The average cost of our long-term FHLB advances was 3.40%, 4.02% and 4.14% for 2017, 2016, and 2015, respectively.
The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired). The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. The Company’s junior subordinated debentures totaled $85,881 at December 31, 2017 compared to $95,643 at December 31, 2016 and $95,095 at December 31, 2015. During the first quarter of 2017, the Company prepaid $10,310 of junior subordinated debentures and incurred a prepayment penalty of $205. For more information about the terms and conditions of the debentures, see Note 13, “Long-Term Debt,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data in this report.
During 2016, the Company completed an underwritten public offering and sale of $60,000 of its 5.00% fixed-to-floating rate subordinated notes due September 1, 2026, and $40,000 of its 5.50% fixed-to-floating rate subordinated notes due September 1, 2031. As part of the Metropolitan acquisition, the Company assumed $15,000 of 6.50% fixed-to-floating rate subordinated notes due July 1, 2026 (collectively, the “Notes”). The Notes, net of unamortized debt issuance costs, totaled $114,074 at December 31, 2017 compared to $98,127 at December 31, 2016. The Company has used, and intends to continue to use, the net proceeds from the Notes offerings for general corporate purposes, which may include providing capital to support the Company's growth organically or through strategic acquisitions, repaying indebtedness and financing investments and capital expenditures, and for investments in the Bank as regulatory capital. The Notes qualify as Tier 2 capital under the current regulatory guidelines. For more information about the terms and conditions of the Notes, see Note 13, “Long-Term Debt,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data in this report.

Results of Operations
Net Income
Net income for the year ended December 31, 2017 was $92,188 compared to net income of $90,930 for the year ended December 31, 2016 and $68,014 for the year ended December 31, 2015. Basic earnings per share for the year ended December 31, 2017 was $1.97 as compared to $2.18 and $1.89 for the years ended December 31, 2016 and 2015, respectively. Diluted earnings per share for the year ended December 31, 2017 was $1.96 as compared to $2.17 and $1.88 for each of the years ended December 31, 2016 and 2015, respectively.
The Company incurred expenses and charges in connection with certain transactions that are considered to be infrequent or non-recurring in nature. The following table presents the impact of these charges on reported earnings per share for the periods presented:

	Twelve Months Ended December 31,
	2017			2016			2015
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Revaluation of net deferred tax assets	$—	$14,486	$0.31	$—	$—	$—	$—	$—	$—
Merger and Conversion expenses	10,378	6,925	0.15	4,023	2,694	0.06	11,614	7,918	0.23
Debt prepayment penalty	205	137	—	2,539	1,700	0.04	—	—	—
Loss share termination	—	—	—	2,053	1,495	0.04	—	—	—
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 72.35% of total net revenue in 2017. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income increased 11.93% to $336,897 for 2017 compared to $300,991 in 2016 and $241,358 in 2015. On a tax equivalent basis, net interest income increased $37,741 to $345,743 in 2017 as compared to $308,002 and $248,613 in 2016 and 2015, respectively. The increases to the target federal funds rate implemented by the Federal Reserve Board in each of December 2015, December 2016, and March, June and December 2017 resulted in higher yields on loans in our portfolio that earn a variable rate of interest. Net interest margin, the tax equivalent net yield on earning assets, was 4.16% for 2017 compared to 4.22% for 2016 and 4.16% for 2015. Net interest margin, excluding the impact from interest income collected on problem loans and purchase accounting adjustments on purchased loans, was 3.78% for 2017 compared to 3.76% for 2016 and 3.79% for 2015. The following table presents the reconciliation of these non-GAAP measures to reported net interest margin for the periods presented.

	Twelve months ended December 31,
	2017	2016	2015
Taxable equivalent net interest income, as reported	$345,743	$308,002	$248,613
Interest income collected (foregone) on problem loans	8,807	4,581	1,971
Accretable yield recognized on purchased loans(1)	23,151	29,436	20,095
Taxable equivalent net interest income, adjusted	$313,785	$273,985	$226,547

Average earning assets	$8,301,230	$7,296,296	$5,974,000

Net interest margin, as reported	4.16%	4.22%	4.16%
Net interest margin, adjusted	3.78%	3.76%	3.79%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $10,932, $14,555 and $9,201 for the twelve months ended December 31, 2017, 2016 and 2015, respectively, which increased net interest margin by 13 basis points, 20 basis points and 15 basis points for the same periods, respectively.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.
Interest income, on a tax equivalent basis, was $383,596 for 2017 compared to $336,149 for 2016, an increase of $47,447. Interest income, on a tax equivalent basis, was $270,278 for 2015. This increase in interest income, on a tax equivalent basis, is due primarily to the additional earning assets from the Metropolitan and KeyWorth acquisitions and loan growth in the Company's non purchased loan portfolio as well as an overall increase in the yield on the Company's earning assets due to replacing maturing assets with assets earning similar or higher rates of interest.
The following table presents the percentage of total average earning assets, by type and yield, for 2017, 2016 and 2015:

	Percentage of Total			Yield
	2017	2016	2015	2017	2016	2015
Loans	82.59%	80.81%	77.56%	4.97%	5.01%	4.96%
Mortgage loans held for sale	2.10	3.25	3.39	4.28	3.58	3.76
Securities	12.96	14.71	17.80	3.09	2.97	3.07
Other	2.35	1.23	1.25	1.19	0.51	0.29
Total earning assets	100.00%	100.00%	100.00%	4.62%	4.61%	4.52%
In 2017, loan income, on a tax equivalent basis, increased $45,234 to $340,567 from $295,333 in 2016. Loan income, on a tax equivalent basis, was $229,790 in 2015. The average balance of loans was $6,855,802 in 2017 compared to $5,895,972 and $4,633,634 in 2016 and 2015, respectively. The increase in loan income and the average balance of loans from 2015 to 2017 is primarily due to the acquisitions of Metropolitan and KeyWorth and the full-year impact of the Heritage acquisition, as well as strong organic loan growth.
The tax equivalent yield on loans was 4.97% for 2017, 5.01% for 2016 and 4.96% in 2015. The Bank experienced higher levels of accelerated accretion in 2016 when compared to 2017 and 2015, resulting from higher levels of payoffs from the purchased loan portfolio. Excluding the impact from interest income collected on problem loans and purchase accounting adjustments on purchased loans, the tax equivalent yield on loans was 4.50% for 2017 compared to 4.43% for 2016 and 4.48% for 2015. The following table presents the reconciliation of these non-GAAP measures to reported taxable equivalent yield on loans for the periods presented.

	Twelve months ended December 31,
	2017	2016	2015
Taxable equivalent interest income on loans, as reported	$340,567	$295,333	$229,790
Interest income collected (foregone) on problem loans	8,807	4,581	1,971
Accretable yield recognized on purchased loans(1)	23,151	29,436	20,095
Taxable equivalent interest income on loans, adjusted	$308,609	$261,316	$207,724

Average loans	$6,855,802	$5,895,972	$4,633,634

Taxable equivalent loan yield, as reported	4.97%	5.01%	4.96%
Taxable equivalent loan yield, adjusted	4.50%	4.43%	4.48%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $10,932, $14,555 and $9,201 for the twelve months ended December 31, 2017, 2016 and 2015, respectively, which increased loan yield by 16 basis points, 25 basis points and 20 basis points for the same periods, respectively.

In 2017, investment income, on a tax equivalent basis, increased $1,386 to $33,246 from $31,860 in 2016. Investment income, on a tax equivalent basis, was $32,655 in 2015. The average balance in the investment portfolio in 2017 was $1,075,987 compared to $1,073,611 and $1,063,222 in 2016 and 2015, respectively. The tax equivalent yield on the investment portfolio in 2017 was 3.09% compared to 2.97% and 3.07% for 2016 and 2015, respectively. The higher yield on the investment portfolio can be attributed to several factors, which include rising interest rates, slowing of prepayment speeds for mortgage backed securities and slight changes in the investment portfolio allocation.

Interest expense was $37,853 in 2017 compared to $28,147 and $21,665 in 2016 and 2015, respectively. The average balance of interest-bearing liabilities in 2017 was $6,312,188 compared to $5,727,249 and $4,798,579 in 2016 and 2015, respectively. The overall increase in our average balance of interest bearing liabilities since 2015 was a result of the Metropolitan and KeyWorth acquisitions (including the assumption of Metropolitan’s subordinated notes), organic deposit growth and the issuance of our subordinated notes in 2016. These increases resulted in an overall increase in interest expense in 2017 when compared to 2016 and 2015. The Company continues to seek changes in the mix of our interest-bearing liabilities in which we utilize lower costing deposits to replace higher costing liabilities, specifically time deposits. The cost of interest-bearing liabilities was 0.60% for the twelve months ended December 31, 2017 as compared to 0.49% and 0.45% for the twelve months ended December 31, 2016 and 2015, respectively.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total			Cost of Funds
	2017	2016	2015	2017	2016	2015
Noninterest-bearing demand	21.46%	20.40%	19.01%	—%	—%	—%
Interest-bearing demand	44.91	42.96	43.82	0.26	0.19	0.18
Savings	7.06	7.30	7.32	0.07	0.07	0.07
Time deposits	21.35	22.06	23.50	0.85	0.73	0.62
Short-term borrowings	2.71	4.96	3.77	1.22	0.45	0.18
Long-term Federal Home Loan Bank advances	0.10	0.50	0.98	3.40	4.02	4.14
Subordinated notes	1.32	0.49	—	5.59	5.45	—
Other long-term borrowed funds	1.09	1.33	1.60	5.01	5.56	5.40
Total deposits and borrowed funds	100.00%	100.00%	100.00%	0.47%	0.39%	0.37%
Interest expense on deposits was $24,620, $17,856 and $13,715 for 2017, 2016 and 2015, respectively. The cost of total deposits was 0.32%, 0.27%, and 0.25% for the years ending December 31, 2017, 2016, and 2015, respectively. The cost of interest-bearing deposits was 0.42%, 0.34% and 0.31% for the same periods. While the Company continues to focus on shifting the mix of our deposits from higher costing time deposits to lower costing interest-bearing and noninterest-bearing deposits, the impact of these efforts on our deposits interest expense has been offset by increases in the rates offered on the Company's interest-bearing deposit accounts, including time deposits, which have been necessary to match competitive market interest rates and thereby maintain deposits as a stable source of funding.
Interest expense on total borrowings was $13,233, $10,291 and $7,950 for the years ending December 31, 2017, 2016 and 2015, respectively, while the cost of total borrowings was 3.16%, 1.96% and 2.11% for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in borrowing expense and the cost of total borrowings is attributable to the higher costing subordinated notes issued in 2016 and assumed in 2017 in connection with the Metropolitan acquisition. A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item. Additionally, for more information about our outstanding subordinated notes and junior subordinated debentures, see Note 13, “Long-Term Debt,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
Noninterest Income

Noninterest Income to Average Assets
(Excludes securities gains/losses)
2017	2016	2015
1.39%	1.62%	1.57%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income as a percentage of total net revenues was 27.65%, 30.85% and 30.34% for 2017, 2016 and 2015.
Noninterest income was $132,140 for the year ended December 31, 2017, a decrease of $5,275, or 3.84%, as compared to $137,415 for 2016. Noninterest income was $108,270 for the year ended December 31, 2015. The decline in noninterest income from 2016 to 2017 is primarily a result of the decrease in mortgage banking income discussed below.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $33,224, $31,875 and $29,269 for the twelve months ended December 31, 2017, 2016 and 2015, respectively. Overdraft fees, the largest component of service charges on deposits, were $23,463 for the twelve months ended December 31, 2017 compared to $22,869 and $20,870 for the same period in 2016 and 2015, respectively.
Fees and commissions increased to $21,934 in 2017 as compared to $18,814 and $15,761 for the same period in 2016 and 2015, respectively. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. Interchange fees on debit card transactions, the largest component of fees and commissions, were $18,149 for the twelve months ended December 31, 2017 compared to $16,182 and $14,269 for the same period in 2016 and 2015, respectively. Please refer to the discussion of the Durbin Amendment under the heading “Supervision and Regulation” in Item 1, Business, for information about the potential impact on our level of interchange fees if and when our consolidated assets exceed $10,000,000 as of the end of the fiscal year.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $8,361, $8,508 and $8,423 for the years ended December 31, 2017, 2016 and 2015, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $816, $1,177 and $553 for 2017, 2016 and 2015, respectively.
The Trust division within the Wealth Management segment operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $11,884 for 2017 compared to $11,652 for 2016 and $9,808 for 2015. The market value of assets under management or administration was $3,233,426, $3,170,174 and $2,929,597 at December 31, 2017, 2016 and 2015, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $1,683,454 in 2017, $1,951,144 in 2016 and $1,483,937 in 2015. The decrease in mortgage loan originations from 2016 is due to a reduction in the refinancing of mortgage loans as mortgage interest rates have increased.
The following table presents the components of mortgage banking income included in noninterest income at December 31:

	2017	2016	2015
Mortgage servicing income, net	$1,796	$268	$127
Gain on sales of loans, net	19,675	31,654	25,292
Fees, net	21,944	17,521	10,396
Mortgage banking income, net	$43,415	$49,443	$35,815
Noninterest income for the twelve months ended December 31, 2017 includes the Company's net gains on sale of securities of $148. During the current year, the Company sold securities with a carrying value $495,192 at the time of sale for net proceeds of $495,340 resulting in a net gain of $148. Securities sold during the fourth quarter of 2017 specifically as part of our deleveraging strategy had an aggregate carrying value of $446,880 on the dates of sale. The Company collected net proceeds of $446,971 which resulted in a net gain of $91 on the sales. For more information on securities sold during 2017, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report. Gains on sales of securities for the twelve months ended 2016 were $1,186, resulting from the sale of approximately $2,842 in securities. Gains on sales of securities for 2015 were $96, resulting from the sale of approximately $1,117 in securities. Furthermore in 2015, the Company sold certain investments acquired from Heritage shortly after the acquisition date with a carrying value of $7,231 at the time of sale for net proceeds of $7,231, resulting in no gain or loss on the sale.
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies. BOLI income decreased to $4,353 in 2017 as compared to $4,635 for the same period in 2016; BOLI income was $3,612 for 2015. The Company collected more death benefit proceeds under existing policies in 2016 when compared to 2017. The overall increase since 2015 is primarily driven by the acquisitions of Metropolitan, KeyWorth and Heritage. In connection with these acquisitions, the Company acquired BOLI with a cash surrender value of $19,283, $8,376 and $25,297, respectively.
Other noninterest income includes contingency income from our insurance underwriters, income from our SBA banking division, and other miscellaneous income and can fluctuate based on the claims experience in our Insurance agency, production in our SBA banking division, and recognition of other unseasonal income items. Other noninterest income was $8,821 for 2017 compared to $11,302 and $5,486 for 2016 and 2015, respectively.
Noninterest Expense

Noninterest Expense to Average Assets
2017	2016	2015
3.17%	3.51%	3.57%
Noninterest expense was $301,618, $295,099 and $245,114 for 2017, 2016 and 2015, respectively. The increase in noninterest expense and its related components from 2016 and 2015 is primarily attributable to the Metropolitan and KeyWorth acquisitions, as well as the full-year impact of the acquired Heritage operations. The Company recorded merger and conversion expenses related to these acquisitions of $10,378, $4,023 and $11,614 in 2017, 2016 and 2015, respectively. In addition to these merger and conversion expenses, the Company incurred other expenses and charges in connection with certain transactions that are considered to be infrequent or non-recurring in nature. These include $205 and $2,539 in 2017 and 2016, respectively, in debt prepayment penalties in connection with the prepayment of borrowings from the FHLB. There were no such expenses in 2015. The Company additionally incurred a one-time expense of $2,053 related to the termination of our loss share agreement in 2016.
Salaries and employee benefits is the largest component of noninterest expense and represented 61.18%, 58.44% and 59.20% of total noninterest expense at December 31, 2017, 2016 and 2015, respectively. During 2017, salaries and employee benefits increased $12,092, or 7.01%, to $184,540 as compared to $172,448 for 2016. The increase in salaries and employee benefits is attributable to the addition of the Metropolitan operations and was slightly offset by a decrease in commission expense from the mortgage production decrease. Salaries and employee benefits increased $27,337 in 2016 from $145,111 in 2015. The increase in salaries and employee benefits is attributable to the addition of the KeyWorth operations and the full-year impact of the acquired Heritage operations along with strategic additions to the Company's existing operations.
The compensation expense recorded in connection with grants of stock options and awards of restricted stock, which is included within salaries and employee benefits, was $4,823, $2,790 and $3,663 for 2017, 2016 and 2015, respectively. A portion of restricted stock awards in all three years was subject to the satisfaction of performance-based conditions attained.
Data processing costs decreased $1,249, or 7.05%, to $16,474 in 2017 from $17,723 in 2016. The decrease from 2016 was primarily attributable to the cost savings realized through contract renegotiations. Data processing costs increased $3,472 in 2016 from $14,251 in 2015. The increase from 2015 was primarily attributable to the KeyWorth acquisition and the full-year impact of the acquired Heritage operations.
Net occupancy and equipment expense in 2017 was $37,756, an increase of $3,362, compared to $34,394 for 2016. The increase in occupancy and equipment expense is attributable to the addition of the Metropolitan operations coupled with enhancements to our IT infrastructure in response to banking and governmental regulation and increased global risk from cyber security breaches. Net occupancy and equipment expense increased $7,407 for 2016 from $26,987 for 2015. The increase in occupancy and equipment expense is attributable to the addition of the KeyWorth operations, the full-year impact of the acquired Heritage operations and the addition of enhancements to our IT infrastructure.
Expenses related to other real estate owned for 2017 were $2,470, compared to $5,696 in 2016 and $3,045 in 2015. Expenses on other real estate owned for 2017 include write downs of $1,893 of the carrying value to fair value on certain pieces of property held in other real estate owned compared to write downs of $3,018 and $2,157 in 2016 and 2015, respectively. Other real estate owned with a cost basis of $13,465 was sold during 2017, resulting in a net gain of $405 compared to other real estate owned with a cost basis of $17,529 sold during 2016 for a net loss of $590. Other real estate owned with a cost basis of $21,424 was sold during 2015, resulting in a net gain of $582.
Professional fees include fees for legal and accounting services. Professional fees were $7,150 for 2017 as compared to $7,970 for 2016 and $4,422 for 2015. Professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation. Professional fees attributable to legal fees associated with loan workouts and foreclosure proceedings remain at higher levels in correlation with credit deterioration identified in our loan portfolio and the Company’s efforts to bring these credits to resolution.

Advertising and public relations expense was $8,248 for 2017, an increase of $1,168 compared to $7,080 for 2016. Advertising and public relations expense increased $968 for 2016 from $6,112 for 2015. These year-over-year increases are attributable to advertising and marketing costs associated with the Company’s expansion into new markets, as well as an increased focus on digital and television marketing throughout our footprint in 2017.
Amortization of intangible assets totaled $6,530 for 2017 compared to $6,747 for 2016 and $6,069 for 2015. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 3 years to approximately 10 years.
Communication expenses are those expenses incurred for communication to clients and between employees. Communication expenses were $7,578 for 2017 as compared to $8,329 for 2016 and $7,278 for 2015. The increased costs as a result of the acquisitions over the last three years was offset in 2017 as the Company transitioned from a traditional telephone system to a Voice over IP phone system, which is more cost efficient.
As mentioned previously, the Company incurred expenses and charges in connection with certain transactions that are considered to be infrequent or non-recurring in nature including merger and conversion expenses, debt prepayment penalties, and loss share termination charges. Merger and conversion expenses were $10,378 in 2017 as compared to $4,023 and $11,614 for 2016 and 2015, respectively. The fluctuations in these expenses are a result of the size of the acquisitions in the respective years. In 2017 and 2016, the Company incurred prepayment penalties of $205 and $2,539, respectively, in connection with the prepayment of long-term FHLB advances. Also in 2016, the Bank entered into an agreement with the FDIC that terminated all of the Bank’s loss share agreements, resulting in loss share termination charges of $2,053, made up as follows:

Net cash paid to FDIC	$(4,849)
FDIC loss share receivable	(3,467)
FDIC clawback payable	6,840
Other expenses	(577)
Loss on termination of loss share included in non-interest income	$(2,053)
Efficiency Ratio

	Efficiency Ratio
	2017	2016	2015
Efficiency ratio	63.12%	66.25%	68.68%
Impact on efficiency ratio from:
Net gains on sales of securities	0.02	0.17	0.02
Intangible amortization	(1.37)	(1.52)	(1.70)
Merger and conversion related expenses	(2.18)	(0.90)	(3.26)
Extinguishment of debt	(0.04)	(0.57)	—
Loss share termination	—	(0.46)	—
Adjusted efficiency ratio	59.55%	62.97%	63.74%
The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The table above presents items that the Company does not consider to be part of our normal operations, such as gains on sales of securities and amortization of intangibles, or incurred in connection with certain transactions that are considered to be infrequent or non-recurring in nature including merger and conversion expenses, debt prepayment penalties, and loss share termination charges. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio (excluding the impact of infrequent and/or non-recurring expenses mentioned above) to continue to improve from levels currently reported as a result of revenue growth while at the same time controlling noninterest expenses.
Income Taxes
Income tax expense for 2017, 2016 and 2015 was $67,681, $44,847 and $31,750, respectively. The effective tax rates for those years were 42.34%, 33.03% and 31.83%, respectively. The increased effective tax rate for 2017 as compared to 2016 and 2015 is primarily attributable to the revaluation of net deferred tax assets of $14,486, which is inclusive of a $2,046 revaluation of deferred tax items accounted for in accumulated other comprehensive income, as a result of the Tax Cuts and Jobs Act. Excluding this revaluation, the adjusted effective tax rate for 2017 was 33.27%. The increase in the 2017 adjusted effective tax rate is the result of the Company experiencing improvements in its financial results throughout 2015, 2016 and 2017, including the contribution from Metropolitan, KeyWorth and Heritage, resulting in higher levels of taxable income.
Risk Management
The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”
Credit Risk and Allowance for Loan Losses
Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower default. The Company experienced improved credit quality measures in 2017, and the Company continues to see the lowest levels of charge-offs and nonperforming loans since the 2008-2009 recession. This improvement is due in part to the pace of the economic recovery, declining unemployment levels, improved labor participation rate, improved performance of the housing market, and the Company’s continued efforts to bring problem credits to resolution.
Management of Credit Risk. Credit risk is monitored and managed on an ongoing basis by a credit administration department, a loss management committee and the Board of Directors loan committee. Credit quality, adherence to policies and loss mitigation are major concerns of credit administration and these committees. The Company’s central appraisal review department reviews and approves third-party appraisals obtained by the Company on real estate collateral and monitors loan maturities to ensure updated appraisals are obtained. This department is managed by a State Certified General Real Estate Appraiser and employs two additional State Certified General Real Estate appraisers, one Appraisal Intern and four real estate evaluators.
We have a number of documented loan policies and procedures that set forth the approval and monitoring process of the lending function. Adherence to these policies and procedures is monitored by management and the Board of Directors. A number of committees and an underwriting staff oversee the lending operations of the Company. These include in-house loss management committees and the Board of Directors loan committee. In addition, we maintain a loan review staff to independently monitor loan quality and lending practices. Loan review personnel monitor and, if necessary, adjust the grades assigned to loans through periodic examination, focusing their review on commercial and real estate loans rather than consumer and small balance consumer mortgage loans, such as 1-4 family mortgage loans.
In compliance with loan policy, the lending staff is given lending limits based on their knowledge and experience. In addition, each lending officer’s prior performance is evaluated for credit quality and compliance as a tool for establishing and enhancing lending limits. Before funds are advanced on consumer and commercial loans below certain dollar thresholds, loans are reviewed and scored using centralized underwriting methodologies. Loan quality, or “risk-rating,” grades are assigned based upon certain factors, which include the scoring of the loans. This information is used to assist management in monitoring credit quality. Loan requests of amounts greater than an officer’s lending limits are reviewed by senior credit officers or the loan committee of the Board of Directors.
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
The Company's practice is to charge off estimated losses as soon as such loss is identified and reasonably quantified. Net charge-offs for 2017 were $4,076, or 0.06% as a percentage of average loans, compared to net charge-offs of $7,230, or 0.12%, for 2016 and $4,602, or 0.10%, for 2015. The charge-offs in 2017 were fully reserved for in the Company’s allowance for loan losses and resulted in no additional provision for loan loss expense.
Allowance for Loan Losses; Provision for Loan Losses. The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents the amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, in our loan portfolio. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses.
The allowance for loan losses is established after input from management, loan review and the loss management committee. Factors considered by management in evaluating the adequacy of the allowance, which occurs on a quarterly basis, include the internal risk rating of individual credits, loan segmentation, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the unemployment rate and other current economic conditions in the markets in which we operate. In addition, on a regular basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by officer, community bank and the Company as a whole. The allowance for loan losses was $46,211, $42,737 and $42,437 at December 31, 2017, 2016 and 2015, respectively.
The following table presents the allocation of the allowance for loan losses by loan category at December 31 for each of the years presented.

	2017	2016	2015	2014	2013
Commercial, financial, agricultural	$5,542	$5,486	$4,186	$3,305	$3,090
Real estate – construction	3,428	2,380	1,852	1,415	1,091
Real estate – 1-4 family mortgage	12,009	14,294	13,908	13,549	18,629
Real estate – commercial mortgage	23,384	19,059	21,111	22,759	23,688
Installment loans to individuals(1)	1,848	1,518	1,380	1,261	1,167
Total	$46,211	$42,737	$42,437	$42,289	$47,665

(1)	Includes lease financing receivables.

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserve component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented.

	2017	2016	2015	2014	2013
Specific reserves for impaired loans	$2,674	$4,141	$7,600	$10,256	$14,650
Allocated reserves for remaining portfolio	41,760	35,776	33,131	30,308	32,371
Acquired with deteriorated credit quality	1,777	2,820	1,706	1,725	644
Total	$46,211	$42,737	$42,437	$42,289	$47,665
The provision for loan losses is a charge to operating expense in the amount that management determines is necessary to maintain the allowance at the level considered adequate by management to meet the inherent risks of losses in our loan portfolio. The Company recorded a higher provision for loan losses in 2017 compared to 2016 and 2015. Although the Company has experienced lower levels of classified loans and nonperforming loans over the last five years, as illustrated in the nonperforming loan tables later in this section, and while our other credit quality measures have also improved, the growth in non purchased loans over such period has dictated that we increase the provision for loan losses in order to maintain the allowance for loan losses at an acceptable level in light of the increased size of our non purchased loan portfolio. The provision for loan losses was $7,550, $7,530 and $4,750 for 2017, 2016 and 2015, respectively.

Provision for Loan Losses to Average Loans
2017	2016	2015
0.11%	0.13%	0.10%
For a purchased loan, as part of the acquisition we establish a “Day 1 Fair Value,” which equals the outstanding customer balance of a purchased loan on the acquisition date less any credit and/or yield discount applied against the purchased loan. A purchased loan will either meet or exceed the performance expectations established in determining the Day 1 Fair Values or deteriorate from such expected performance. If the purchased loan’s performance deteriorates from expectations established in determining the Day 1 Fair Values or since our most recent review of such portfolio’s performance, then the Company provides for such loan in the provision for loan losses and may ultimately partially or fully charge-off the carrying value of such purchased loan. If performance expectations are exceeded, then the Company reverses any previous provision for such loan. If the purchased loan continues to exceed expectations subsequent to the reversal of previously-established provision, then an adjustment to accretable yield is warranted, which has a positive impact on interest income.
A majority of the loans purchased in the Company’s FDIC-assisted acquisitions (including the loans subject to loss share purchased as part of the Heritage acquisition) and certain loans purchased and not covered under the Company’s FDIC loss share agreements are accounted for under ASC 310-30 and are carried at their Day 1 Fair Values, adjusted for any subsequent discount accretion. As previously discussed, effective December 8, 2016, the Bank entered into an agreement with the FDIC that terminated all of the Bank’s loss share agreements. The termination of the Company's loss share agreements had no effect on the accounting treatment for loans. If the loan was accounted for under ASC 310-30 prior to loss share termination, the loan will continue to be accounted for under ASC 310-30 after loss share termination. The fair value of loans accounted for in accordance with ASC 310-30 was $227,260 and $271,758 at December 31, 2017 and 2016, respectively. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. The period end amount of our allowance for loan losses allocated to loans accounted for under ASC 310-30 totaled $1,777, $2,820 and $1,706 during 2017, 2016 and 2015, respectively.

The table below reflects the activity in the allowance for loan losses for the years ended December 31:

	2017	2016	2015	2014	2013
Balance at beginning of year	$42,737	$42,437	$42,289	$47,665	$44,347
Provision for loan losses	7,550	7,530	4,750	6,167	10,350
Charge-offs
Commercial, financial, agricultural	2,874	2,725	943	1,516	1,184
Lease financing	87	—	419	—	—
Real estate – construction	—	—	26	—	—
Real estate – 1-4 family mortgage	1,713	3,906	2,173	5,662	3,093
Real estate – commercial mortgage	1,791	2,123	2,613	6,186	4,782
Installment loans to individuals	543	717	602	495	492
Total charge-offs	7,008	9,471	6,776	13,859	9,551
Recoveries
Commercial, financial, agricultural	422	331	361	455	356
Lease financing	—	—	—	—	—
Real estate – construction	105	47	26	33	75
Real estate – 1-4 family mortgage	733	997	1,064	1,325	1,044
Real estate – commercial mortgage	1,565	757	614	436	980
Installment loans to individuals	107	109	109	67	64
Total recoveries	2,932	2,241	2,174	2,316	2,519
Net charge-offs	4,076	7,230	4,602	11,543	7,032
Balance at end of year	$46,211	$42,737	$42,437	$42,289	$47,665

Net charge-offs to average loans	0.06%	0.12%	0.10%	0.29%	0.22%
Net charge-offs to allowance for loan losses	8.82%	16.92%	10.84%	27.30%	14.75%
Allowance for loan losses to loans	0.61%	0.69%	0.78%	1.06%	1.23%
Allowance for loan losses to loans(1)	0.83%	0.91%	1.11%	1.29%	1.65%
Allowance for loan losses to nonperforming loans(1)	348.37%	320.08%	283.46%	209.49%	248.90%

(1)	Excludes loans and nonperforming loans purchased in previous acquisitions (for additional information, see the information in footnote 3 to the table in Item 6, Selected Financial Data).

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the years ended December 31:

	2017	2016	2015	2014	2013
Real estate – construction:
Residential	$(105)	$(45)	$5	$(33)	$(75)
Commercial	—	—	—	—	—
Condominiums	—	(2)	(5)	—	—
Total real estate – construction	(105)	(47)	—	(33)	(75)
Real estate – 1-4 family mortgage:
Primary	1,058	941	1,141	953	469
Home equity	221	210	68	878	1,019
Rental/investment	(131)	121	179	702	344
Land development	(168)	1,637	(279)	1,804	217
Total real estate – 1-4 family mortgage	980	2,909	1,109	4,337	2,049
Real estate – commercial mortgage:
Owner-occupied	335	522	1,976	1,649	802
Non-owner occupied	184	439	177	2,981	2,235
Land development	(293)	405	(154)	1,120	765
Total real estate – commercial mortgage	226	1,366	1,999	5,750	3,802
Total net charge-offs of loans secured by real estate	$1,101	$4,228	$3,108	$10,054	$5,776
Nonperforming Assets. Nonperforming assets consist of nonperforming loans, other real estate owned and nonaccruing securities available-for-sale. Nonperforming loans are loans on which the accrual of interest has stopped and loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. Management, the loss management committee and our loan review staff closely monitor loans that are considered to be nonperforming.
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
Investment securities may be transferred to nonaccrual status where the recognition of investment interest is discontinued. A number of qualitative factors, including but not limited to the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the determination of whether an investment security should be transferred to nonaccrual status. The interest on these nonaccrual investment securities is accounted for on the cash-basis method until qualifying for return to accrual status. There were no nonaccruing investment securities available-for-sale held in our portfolio at December 31, 2017, while at December 31, 2016 one of the Company’s investments in pooled trust preferred securities was on nonaccrual status. This security was sold in 2017. For more information about the Company’s trust preferred securities, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

The following table provides details of the Company’s nonperforming assets that are non purchased and nonperforming assets that have been purchased in one of the Company's previous acquisitions as of the dates presented. The nonperforming assets that were covered under the loss share agreements at the time of termination are included in the “Purchased” column as of and after December 31, 2016. The Company transferred $2,555 in purchased and covered, nonperforming loans and moved $487 in other real estate owned to the “Purchased” column following the termination of the loss share agreements.

	Non Purchased	Purchased and Covered	Purchased	Total
December 31, 2017
Nonaccruing loans	$10,250	$—	$4,424	$14,674
Accruing loans past due 90 days or more	3,015	—	5,731	8,746
Total nonperforming loans	13,265	—	10,155	23,420
Other real estate owned	4,410	—	11,524	15,934
Total nonperforming loans and OREO	17,675	—	21,679	39,354
Nonaccruing securities available-for-sale, at fair value	—	—	—	—
Total nonperforming assets	$17,675	$—	$21,679	$39,354
Nonperforming loans to total loans				0.31%
Nonperforming assets to total assets				0.40%

December 31, 2016
Nonaccruing loans	$11,273	$—	$11,347	$22,620
Accruing loans past due 90 days or more	2,079	—	10,815	12,894
Total nonperforming loans	13,352	—	22,162	35,514
Other real estate owned	5,929	—	17,370	23,299
Total nonperforming loans and OREO	19,281	—	39,532	58,813
Nonaccruing securities available-for-sale, at fair value	9,645	—	—	9,645
Total nonperforming assets	$28,926	$—	$39,532	$68,458
Nonperforming loans to total loans				0.57%
Nonperforming assets to total assets				0.79%

December 31, 2015
Nonaccruing loans	$13,645	$3,319	$12,070	$29,034
Accruing loans past due 90 days or more	1,326	3,609	11,458	16,393
Total nonperforming loans	14,971	6,928	23,528	45,427
Other real estate owned	12,987	2,818	19,597	35,402
Total nonperforming loans and OREO	27,958	9,746	43,125	80,829
Nonaccruing securities available-for-sale, at fair value	10,448	—	—	10,448
Total nonperforming assets	$38,406	$9,746	$43,125	$91,277
Nonperforming loans to total loans				0.84%
Nonperforming assets to total assets				1.15%
Nonperforming loans totaled $23,420 at December 31, 2017 compared to $35,514 and $45,427 at December 31, 2016 and 2015, respectively. Purchased nonperforming loans totaled $10,155 at December 31, 2017 which consisted of $4,424 in loans on nonaccrual status and $5,731 in accruing loans past due 90 days or more. The recent acquisition of Metropolitan added $333 of purchased nonperforming loans at December 31, 2017. Excluding the purchased nonperforming loans from the Company's acquisitions, nonperforming loans decreased $87, or 0.65%, from December 31, 2016 and decreased $1,706, or 11.40%, from December 31, 2015.

The following table presents nonperforming loans by loan category at December 31 for each of the years presented.

	2017	2016	2015	2014	2013
Commercial, financial, agricultural	$2,921	$3,709	$1,504	$1,838	$3,375
Lease financing	159	138	—	—	—
Real estate – construction:
Residential	—	466	176	201	1,648
Commercial	—	—	—	—	—
Condominiums	—	—	—	—	—
Total real estate – construction	—	466	176	201	1,648
Real estate – 1-4 family mortgage:
Primary	6,221	6,179	9,764	7,535	6,769
Home equity	2,701	2,777	1,900	2,460	2,794
Rental/investment	395	2,292	5,142	4,600	4,360
Land development	1,078	1,656	2,091	1,153	4,439
Total real estate – 1-4 family mortgage	10,395	12,904	18,897	15,748	18,362
Real estate – commercial mortgage:
Owner-occupied	5,473	8,282	9,177	12,810	11,910
Non-owner occupied	3,087	6,821	8,372	12,025	17,481
Land development	1,090	2,757	7,139	12,397	23,566
Total real estate – commercial mortgage	9,650	17,860	24,688	37,232	52,957
Installment loans to individuals	295	437	162	91	176
Total nonperforming loans	$23,420	$35,514	$45,427	$55,110	$76,518
The decrease in the level of nonperforming loans since 2013 is a reflection of the Company's continued strategy to aggressively manage problem loans and assets. The Company continues its efforts to bring problem credits to resolution. Total nonperforming loans as a percentage of total loans were 0.31% as of December 31, 2017 as compared to 0.57% as of December 31, 2016 and 0.84% as of December 31, 2015. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 197.31% as of December 31, 2017 as compared to 120.34% as of December 31, 2016 and 93.42% as of December 31, 2015. The coverage ratio for non purchased, nonperforming loans was 348.37% as of December 31, 2017 as compared to 320.08% as of December 31, 2016 and 283.46% as of December 31, 2015.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2017. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $27,738 at December 31, 2017 as compared to $19,858 at December 31, 2016. The recent acquisition of Metropolitan added $2,172 of purchased, loans 30-89 days past due at December 31, 2017.
Although not classified as nonperforming loans, another category of assets that contribute to our credit risk is restructured loans. Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower’s financial condition and are performing in accordance with the new terms. Such concessions may include reduction in interest rates or deferral of interest or principal payments. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest. Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days past due or placed on nonaccrual status are reported as nonperforming loans.

As shown below, restructured loans totaled $14,553 at December 31, 2017 compared to $11,475 at December 31, 2016. At December 31, 2017, loans restructured through interest rate concessions represented 26% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans at December 31, 2017 and 2016:

	2017	2016
Commercial, financial, agricultural	$331	$17
Lease financing	—	—
Real estate – construction:
Residential	—	518
Total real estate – construction	—	518
Real estate – 1-4 family mortgage:
Primary	6,213	5,060
Home equity	282	246
Rental/investment	2,247	868
Land development	4	12
Total real estate – 1-4 family mortgage	8,746	6,186
Real estate – commercial mortgage:
Owner-occupied	3,503	2,496
Non-owner occupied	1,466	1,589
Land development	440	603
Total real estate – commercial mortgage	5,409	4,688
Installment loans to individuals	67	66
Total restructured loans	$14,553	$11,475
Changes in the Company’s restructured loans are set forth in the table below for the periods presented.

	2017	2016
Balance as of January 1	$11,475	$13,453
Additional loans with concessions	7,156	4,508
Reclassified as performing	1,021	39
Reductions due to:
Reclassified as nonperforming	(1,639)	(1,622)
Paid in full	(1,488)	(3,530)
Transfer to other real estate owned	—	(51)
Charge-offs	(267)	(275)
Paydowns	(681)	(1,047)
Lapse of concession period	(1,024)	—
Balance as of December 31	$14,553	$11,475
The following table shows the principal amounts of nonperforming and restructured loans as of December 31 of each year presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	2017	2016	2015	2014	2013
Nonaccruing loans	$14,674	$22,620	$29,034	$44,396	$72,331
Accruing loans past due 90 days or more	8,746	12,894	16,393	10,713	4,186
Total nonperforming loans	23,420	35,514	45,427	55,109	76,517
Restructured loans	14,553	11,475	13,453	14,337	21,478
Total nonperforming and restructured loans	$37,973	$46,989	$58,880	$69,446	$97,995
Nonperforming loans to loans	0.31%	0.57%	0.84%	1.38%	1.97%

The following table provides details of the Company’s other real estate owned as of December 31, 2017 and 2016:

	2017	2016
Residential real estate	$2,441	$2,929
Commercial real estate	5,938	8,081
Residential land development	1,881	4,032
Commercial land development	5,674	8,257
Total other real estate owned	$15,934	$23,299
Changes in the Company’s other real estate owned were as follows for the periods presented:

	2017	2016
Balance as of January 1	$23,299	$35,402
Acquired OREO	1,203	—
Transfers of loans	6,699	8,870
Impairments	(1,893)	(3,115)
Dispositions	(13,465)	(17,529)
Other	91	(329)
Balance as of December 31	$15,934	$23,299
Other real estate owned with a cost basis of $13,465 was sold during the year ended December 31, 2017, resulting in a net gain of $405, while other real estate owned with a cost basis of $17,529 was sold during the year ended December 31, 2016, resulting in a net loss of $590.
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
Because of the impact of interest rate fluctuations on our profitability, the Board of Directors and management actively monitor and manage our interest rate risk exposure. We have an Asset/Liability Committee (“ALCO”) which is authorized by the Board of Directors to monitor our interest rate sensitivity and to make decisions relating to that process. The ALCO’s goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital. The ALCO uses an asset/liability model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model is used to perform both net interest income forecast simulations for multiple year horizons, and economic value of equity (“EVE”) analyses, under various interest rate scenarios.
Net interest income forecast simulations measure the short and medium-term earnings exposure from changes in market interest rates in a rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. EVE measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time for a given set of market rate assumptions. An increase in EVE due to a specified rate change indicates an improvement in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the current balance sheet.
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing January 1, 2018, in each case as compared to the result under rates present in the market on December 31, 2017. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and does not take into account changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of:	Economic Value Equity (EVE)	Earning at Risk (EAR) (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	15.11%	17.45%	30.58%
+300	12.28%	13.13%	23.11%
+200	7.87%	9.04%	16.46%
+100	3.77%	4.27%	7.94%
-100	(6.99)%	(12.87)%	(16.54)%
The rate shock results for the net interest income simulations for the next 24 months produce an asset sensitive position at December 31, 2017. These results are within the parameters set by the Board of Directors. The Company’s interest rate risk strategy is to remain in an asset sensitive position with a focus on increasing variable rate loan production and generating deposits that are less sensitive to increases in interest rates.
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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, forward commitments, and interest rate lock commitments, as part of its ongoing efforts to mitigate its interest rate risk exposure. For more information about the Company’s derivative financial instruments, see the “Off-Balance Sheet Transactions” section below and Note 15, “Derivative Instruments,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 14.09% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2017, securities with a carrying value of $243,755 were pledged to secure government, public, trust, and other deposits and as collateral for short-term borrowings and derivative instruments as compared to $666,873 at December 31, 2016.
Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Federal funds are short term borrowings, generally overnight borrowings, between financial institutions that are used to maintain reserve requirements at the Federal Reserve Bank. There were no federal funds purchased outstanding at December 31, 2017 or 2016. The balance of short-term borrowing from the FHLB at December 31, 2017 was $83,000, as compared to $100,000 at December 31, 2016. Long-term funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and may also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2017, the balance of our outstanding long-term advances with the FHLB was $7,493. The total amount of the remaining credit available to us from the FHLB at December 31, 2017 was $2,670,141. We also maintain lines of credit with other commercial banks totaling $80,000. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at December 31, 2017 or 2016.
As part of the Metropolitan acquisition, the Company assumed $15,000 aggregate principal amount of 6.50% fixed-to-floating rate subordinated notes due July 1, 2026. Additionally, in 2016, we accessed the equity and debt capital markets to generate liquidity. For more information, please refer to the discussion of the offering of our subordinated notes under the heading “Financial Condition, Borrowings” above and the discussion of our common stock offering under the heading “Shareholders’ Equity and Regulatory Matters” below.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total			Cost of Funds
	2017	2016	2015	2017	2016	2015
Noninterest-bearing demand	21.46%	20.40%	19.01%	—%	—%	—%
Interest-bearing demand	44.91	42.96	43.82	0.26	0.19	0.18
Savings	7.06	7.30	7.32	0.07	0.07	0.07
Time deposits	21.35	22.06	23.50	0.85	0.73	0.62
Short-term borrowings	2.71	4.96	3.77	1.22	0.45	0.18
Long-term Federal Home Loan Bank advances	0.10	0.50	0.98	3.40	4.02	4.14
Subordinated notes	1.32	0.49	—	5.59	5.45	—
Other long-term borrowings	1.09	1.33	1.60	5.01	5.56	5.40
Total deposits and borrowed funds	100.00%	100.00%	100.00%	0.47%	0.39%	0.37%
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
Cash and cash equivalents were $281,453 at December 31, 2017, compared to $306,224 at December 31, 2016 and $211,571 at December 31, 2015. Cash provided by investing activities for the year ended December 31, 2017 was $75,142 compared to cash used in investing activities of $351,993 in 2016 and $247,431 in 2015. Proceeds from the sale, maturity or call of securities within our investment portfolio were $680,667 for 2017 compared to $281,792 for 2016 and $265,556 in 2015. The large increase in proceeds from the sale, maturity or call of securities in 2017 is related to our deleveraging strategy. As is discussed above under the heading “Financial Condition,” the majority of these proceeds were used to pay down certain wholesale funding sources. The remainder of these proceeds from the investment portfolio were primarily reinvested back into the securities portfolio or used to fund loan growth. Purchases of investment securities were $210,190 for 2017 compared to $155,400 for 2016 and $216,141 for 2015.
Cash used in financing activities for the year ended December 31, 2017 was $301,474 compared to cash provided by financing activities of $282,849 and $44,794 for the years ended December 31, 2016 and 2015, respectively. Overall deposits, excluding deposits acquired during each year, decreased $77,129 for the year ended December 31, 2017 compared to an increase of $489,089 for the same period in 2016 and a decrease of $2,218 for the year end 2015.
Restrictions on Bank Dividends, Loans and Advances
The Company’s liquidity and capital resources, as well as its ability to pay dividends to our shareholders, are substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance. In addition, the FDIC has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends.
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2017, the maximum amount available for transfer from the Bank to the Company in the form of loans was $105,075. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,045. There were no amounts outstanding under this line of credit at December 31, 2017. These restrictions did not have any impact on the Company’s ability to meet its cash obligations, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Loan commitments	$1,619,022	$1,263,059	$1,131,842
Standby letters of credit	68,946	44,086	37,063
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2017, the Company had notional amounts of $216,741 on interest rate contracts with corporate customers and $216,741 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.
Additionally, the Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans and also enters into forward commitments to sell residential mortgage loans to secondary market investors.
The Company has also entered into forward interest rate swap contracts on FHLB borrowings, as well as interest rate swap agreements on junior subordinated debentures that are all accounted for as cash flow hedges. Under each of these contracts, the Company pays a fixed rate of interest and receives a variable rate of interest based on the three-month LIBOR plus a predetermined spread.
For more information about the Company’s off-balance sheet transactions, see Note 15, “Derivative Instruments” and Note 22, “Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Contractual Obligations
The following table presents, as of December 31, 2017, significant fixed and determinable contractual obligations to third parties by payment date. The Note Reference below refers to the applicable footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

		Payments Due In:
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating leases	7	$5,734	$9,482	$5,334	$6,672	$27,222
Deposits without a stated maturity(1)	11	6,114,391	—	—	—	6,114,391
Time deposits(1)	11	914,502	807,691	81,789	2,702	1,806,684
Short-term borrowings	12	89,814	—	—	—	89,814
Federal Home Loan Bank advances	13	26	2,319	768	4,380	7,493
Junior subordinated debentures	13	—	—	—	85,881	85,881
Subordinated notes	13	—	—	—	114,074	114,074
Other long-term debt		—	98	—	—	98
Total contractual obligations		$7,124,467	$819,590	$87,891	$213,709	$8,245,657

(1)	Excludes interest.
Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $1,514,983 and $1,232,883 at December 31, 2017 and 2016, respectively. Book value per share was $30.72 and $27.81 at December 31, 2017 and 2016, respectively. The growth in shareholders’ equity was attributable to the acquisition of Metropolitan as well as earnings retention offset by dividends declared and changes in accumulated other comprehensive income.
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
The Company has junior subordinated debentures with a carrying value of $85,881 at December 31, 2017, of which $83,003 are included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition we exceed $15,000,000 in assets, or if we make any acquisition after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.
The Company has subordinated notes with a carrying value of $114,074 at December 31, 2017. In accordance with the above-referenced Federal Reserve Board guidance, these are included in the Company's Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%
The following table includes the capital ratios and capital amounts for the Company and the Bank for the years presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the phase-in of the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Renasant Corporation:
Tier 1 leverage ratio	$979,604	10.18%	$481,086	5.00%	$384,968	4.00%
Common equity tier 1 capital ratio	896,733	11.34%	513,827	6.50%	454,539	5.75%
Tier 1 risk-based capital ratio	979,604	12.39%	632,402	8.00%	573,114	7.25%
Total risk-based capital ratio	1,142,926	14.46%	790,503	10.00%	731,215	9.25%
Renasant Bank:
Tier 1 leverage ratio	$1,000,715	10.42%	$480,353	5.00%	$384,282	4.00%
Common equity tier 1 capital ratio	1,000,715	12.69%	512,570	6.50%	453,427	5.75%
Tier 1 risk-based capital ratio	1,000,715	12.69%	630,856	8.00%	571,713	7.25%
Total risk-based capital ratio	1,050,751	13.32%	788,569	10.00%	729,427	9.25%
December 31, 2016
Renasant Corporation:
Tier 1 leverage ratio	$858,850	10.59%	$405,441	5.00%	$324,353	4.00%
Common equity tier 1 capital ratio	766,560	11.47%	434,267	6.50%	342,403	5.13%
Tier 1 risk-based capital ratio	858,850	12.86%	534,483	8.00%	442,619	6.63%
Total risk-based capital ratio	1,004,038	15.03%	668,103	10.00%	576,239	8.63%
Renasant Bank:
Tier 1 leverage ratio	$824,850	10.20%	$404,442	5.00%	$323,554	4.00%
Common equity tier 1 capital ratio	824,850	12.38%	433,105	6.50%	341,487	5.13%
Tier 1 risk-based capital ratio	824,850	12.38%	533,052	8.00%	441,434	6.63%
Total risk-based capital ratio	871,911	13.09%	666,315	10.00%	574,697	8.63%
For a detailed discussion of the capital adequacy guidelines applicable to the Company and the Bank, please refer to the information under the heading “Capital Adequacy Guidelines” in each of the “Supervision and Regulation-Supervision and Regulation of Renasant Corporation” section and the “Supervision and Regulation-Supervision and Regulation of Renasant Bank” section in Item 1, Business.

SEC Form 10-K
A COPY OF THIS ANNUAL REPORT ON FORM 10-K, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, MAY BE OBTAINED WITHOUT CHARGE BY DIRECTING A WRITTEN REQUEST TO: JOHN S. OXFORD, FIRST VICE PRESIDENT AND DIRECTOR OF MARKETING, RENASANT CORPORATION, 209 TROY STREET, TUPELO, MISSISSIPPI, 38804-4827.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please refer to the discussion found under the headings “Risk Management – Interest Rate Risk” and “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the disclosures required pursuant to this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of the Company meeting the requirements of Regulation S-X are included on the succeeding pages of this Item. All schedules have been omitted because they are not required or are not applicable.
RENASANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

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
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2017, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2017, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.” HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

E. Robinson McGraw	Kevin D. Chapman
Chairman and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

February 27, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Renasant Corporation
Opinion on Financial Statement

We have audited the accompanying consolidated balance sheets of Renasant Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2018, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HORNE LLP

We have served as the Company's auditor since 2005.

Memphis, Tennessee
February 27, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Renasant Corporation
Opinion on the Internal Control Over Financial Reporting
We have audited Renasant Corporation and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria for effective internal control over financial reporting described in the Internal Control - Integrated Framework, (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated financial statements as of December 31, 2017 and our report dated February 27, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report on Management's Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ HORNE LLP
Memphis, Tennessee
February 27, 2018

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,
	2017	2016
Assets
Cash and due from banks	$187,838	$160,570
Interest-bearing balances with banks	93,615	145,654
Cash and cash equivalents	281,453	306,224
Securities held to maturity (fair value of $362,893 at December 31, 2016)	—	356,282
Securities available for sale, at fair value	671,488	674,248
Mortgage loans held for sale, at fair value	108,316	177,866
Loans, net of unearned income:
Non purchased loans and leases	5,588,556	4,713,572
Purchased loans	2,031,766	1,489,137
Total loans, net of unearned income	7,620,322	6,202,709
Allowance for loan losses	(46,211)	(42,737)
Loans, net	7,574,111	6,159,972
Premises and equipment, net	183,254	179,223
Other real estate owned:
Non purchased	4,410	5,929
Purchased	11,524	17,370
Total other real estate owned, net	15,934	23,299
Goodwill	611,046	470,534
Other intangible assets, net	24,510	24,074
Bank-owned life insurance	175,863	152,305
Mortgage servicing rights	39,339	26,302
Other assets	144,667	149,522
Total assets	$9,829,981	$8,699,851
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$1,840,424	$1,561,357
Interest-bearing	6,080,651	5,497,780
Total deposits	7,921,075	7,059,137
Short-term borrowings	89,814	109,676
Long-term debt	207,546	202,459
Other liabilities	96,563	95,696
Total liabilities	8,314,998	7,466,968
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 49,990,248 and 45,107,066 shares issued, respectively; 49,321,231 and 44,332,273 shares outstanding, respectively	249,951	225,535
Treasury stock, at cost	(19,906)	(21,692)
Additional paid-in capital	898,095	707,408
Retained earnings	397,354	337,536
Accumulated other comprehensive loss, net of taxes	(10,511)	(15,904)
Total shareholders’ equity	1,514,983	1,232,883
Total liabilities and shareholders’ equity	$9,829,981	$8,699,851
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Share Data)

	Year Ended December 31,
	2017	2016	2015
Interest income
Loans	$344,472	$302,314	$236,262
Securities
Taxable	18,531	16,551	17,026
Tax-exempt	9,433	9,814	9,520
Other	2,314	459	215
Total interest income	374,750	329,138	263,023
Interest expense
Deposits	24,620	17,856	13,715
Borrowings	13,233	10,291	7,950
Total interest expense	37,853	28,147	21,665
Net interest income	336,897	300,991	241,358
Provision for loan losses	7,550	7,530	4,750
Net interest income after provision for loan losses	329,347	293,461	236,608
Noninterest income
Service charges on deposit accounts	33,224	31,875	29,269
Fees and commissions	21,934	18,814	15,761
Insurance commissions	8,361	8,508	8,423
Wealth management revenue	11,884	11,652	9,808
Mortgage banking income	43,415	49,443	35,815
Net gains on sales of securities	148	1,186	96
BOLI income	4,353	4,635	3,612
Other	8,821	11,302	5,486
Total noninterest income	132,140	137,415	108,270
Noninterest expense
Salaries and employee benefits	184,540	172,448	145,111
Data processing	16,474	17,723	14,251
Net occupancy and equipment	37,756	34,394	26,987
Other real estate owned	2,470	5,696	3,045
Professional fees	7,150	7,970	4,422
Advertising and public relations	8,248	7,080	6,112
Intangible amortization	6,530	6,747	6,069
Communications	7,578	8,329	7,278
Merger and conversion related expenses	10,378	4,023	11,614
Extinguishment of debt	205	2,539	—
Loss share termination	—	2,053	—
Other	20,289	26,097	20,225
Total noninterest expense	301,618	295,099	245,114
Income before income taxes	159,869	135,777	99,764
Income taxes	67,681	44,847	31,750
Net income	$92,188	$90,930	$68,014
Basic earnings per share	$1.97	$2.18	$1.89
Diluted earnings per share	$1.96	$2.17	$1.88
Cash dividends per common share	$0.73	$0.71	$0.68
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$92,188	$90,930	$68,014
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding losses on securities	(2,218)	(6,206)	(351)
Reclassification adjustment for gains realized in net income	(91)	(727)	(59)
Unrealized holding gains on securities transferred from held to maturity to available for sale	8,108	—	—
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(173)	(61)	(110)
Total securities available for sale	5,626	(6,994)	(520)
Derivative instruments:
Unrealized holding gains (losses) on derivative instruments	536	527	(249)
Total derivative instruments	536	527	(249)
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	1,028	31	(1,435)
Amortization of net actuarial loss recognized in net periodic pension cost	249	302	267
Reclassification adjustment for net settlement gain realized in net income	—	(235)	—
Total defined benefit pension and post-retirement benefit plans	1,277	98	(1,168)
Other comprehensive income (loss), net of tax	7,439	(6,369)	(1,937)
Comprehensive income	$99,627	$84,561	$66,077
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount					Total
Balance at January 1, 2015	31,545,145	$163,281	$(22,128)	$345,213	$232,883	$(7,598)	$711,651
Net income					68,014		68,014
Other comprehensive income (loss)						(1,937)	(1,937)
Comprehensive income							66,077
Cash dividends ($0.68 per share)					(24,557)		(24,557)
Common stock issued in connection with an acquisition	8,635,879	43,179	—	238,351			281,530
Repurchase of shares in connection with an acquisition related to stock-based compensation awards	(18,635)		(608)				(608)
Issuance of common stock for stock-based compensation awards	130,902		351	(2,073)			(1,722)
Stock-based compensation expense				4,435			4,435
Other, net				12	—		12
Balance at December 31, 2015	40,293,291	$206,460	$(22,385)	$585,938	$276,340	$(9,535)	$1,036,818
Net income					90,930		90,930
Other comprehensive income (loss)						(6,369)	(6,369)
Comprehensive income							84,561
Cash dividends ($0.71 per share)					(29,734)		(29,734)
Common stock issued in connection with an acquisition	1,680,021	8,400		46,890			55,290
Common stock issued in public offering	2,135,000	10,675		73,430			84,105
Issuance of common stock for stock-based compensation awards	223,961		693	(2,345)			(1,652)
Stock-based compensation expense				3,117			3,117
Shares vested through Heritage acquisition				378			378
Balance at December 31, 2016	44,332,273	$225,535	$(21,692)	$707,408	$337,536	$(15,904)	$1,232,883
Net income					92,188		92,188
Other comprehensive income (loss)						7,439	7,439
Comprehensive income							99,627
Reclassification of the income tax effects of the Tax Cuts and Jobs Act to Retained earnings					2,046	(2,046)	—
Cash dividends ($0.73 per share)					(34,416)		(34,416)
Common stock issued in connection with an acquisition	4,883,182	24,416		189,174			213,590
Issuance of common stock for stock-based compensation awards	105,776		1,786	(3,976)			(2,190)
Stock-based compensation expense				5,293			5,293
Shares vested through Heritage acquisition				196			196
Balance at December 31, 2017	49,321,231	$249,951	$(19,906)	$898,095	$397,354	$(10,511)	$1,514,983
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Except Share Data)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$92,188	$90,930	$68,014
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,550	7,530	4,750
Depreciation, amortization and accretion	4,832	3,091	9,195
Deferred income tax expense	23,461	11,037	13,751
Revaluation of net deferred tax assets due to changes in tax law	14,486	—	—
Funding of mortgage loans held for sale	(1,683,454)	(1,951,144)	(1,483,937)
Proceeds from sales of mortgage loans held for sale	1,775,450	2,031,036	1,647,648
Gains on sales of mortgage loans held for sale	(19,675)	(31,654)	(25,292)
Gains on sales of securities	(148)	(1,186)	(96)
Loss on extinguishment of debt	205	2,539	—
Losses on sales of premises and equipment	565	115	105
Stock-based compensation	5,293	3,117	4,435
Decrease in FDIC loss share indemnification asset, net of accretion and amortization	—	2,891	4,409
Loss on termination of FDIC loss share agreements	—	2,053	—
(Increase) decrease in other assets	(6,620)	10,136	9,463
(Decrease) increase in other liabilities	(12,572)	(16,694)	180
Net cash provided by operating activities	201,561	163,797	252,625
Investing activities
Purchases of securities available for sale	(210,190)	(140,133)	(72,114)
Proceeds from sales of securities available for sale	495,340	4,028	8,444
Proceeds from call/maturities of securities available for sale	169,445	158,359	111,663
Purchases of securities held to maturity	—	(15,267)	(144,027)
Proceeds from sales of securities held to maturity	—	—	—
Proceeds from call/maturities of securities held to maturity	15,882	119,405	145,449
Net increase in loans	(440,205)	(504,640)	(298,676)
Purchases of premises and equipment	(13,047)	(13,560)	(25,165)
Proceeds from sales of premises and equipment	2,101	2,462	2,219
Proceeds from sales of other assets	14,131	16,939	—
Payment made to FDIC to terminate loss share agreements	—	(4,849)	—
Net cash received in acquisition	41,685	25,263	24,776
Net cash provided by (used in) investing activities	75,142	(351,993)	(247,431)
Financing activities
Net increase in noninterest-bearing deposits	11,588	209,943	79,342
Net (decrease) increase in interest-bearing deposits	(88,717)	279,146	(77,124)
Net (decrease) increase in short-term borrowings	(19,862)	(314,952)	375,220
Proceeds from long-term debt	—	98,385	40
Repayment of long-term debt	(170,240)	(47,230)	(308,766)
Cash paid for dividends	(34,416)	(29,734)	(24,557)
Cash received on exercise of stock options	173	415	102
Excess tax benefits from exercise of stock options	—	2,771	537
Proceeds from equity offering	—	84,105	—
Net cash (used in) provided by financing activities	(301,474)	282,849	44,794
Net (decrease) increase in cash and cash equivalents	(24,771)	94,653	49,988
Cash and cash equivalents at beginning of year	306,224	211,571	161,583
Cash and cash equivalents at end of year	$281,453	$306,224	$211,571

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosures
Cash paid for interest	$36,888	$25,871	$21,615
Cash paid for income taxes	$32,556	$22,731	$18,610
Noncash transactions:
Transfers of loans to other real estate	$6,699	$8,870	$14,935
Financed sales of other real estate owned	$773	$2,070	$1,134
Transfers of loans held for sale to loan portfolio	$563	$17,838	$11,096
Common stock issued in acquisition of businesses	$213,590	$55,290	$281,530
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies
(Dollar amounts in thousands)
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”) and Renasant Insurance, Inc. The Company offers a diversified range of financial, wealth management, fiduciary and insurance services to its retail and commercial customers through its subsidiaries and full service offices located throughout north and central Mississippi, Tennessee, Alabama, Georgia and Florida.
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
Debt securities may be transferred to nonaccrual status where the recognition of investment interest is discontinued. A number of qualitative factors, including but not limited to the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the determination of whether the debt security should be transferred to nonaccrual status. The interest on nonaccrual investment securities is accounted for on the cash-basis method until the debt security qualifies for return to accrual status. See Note 3, “Securities,” for further details regarding the Company’s securities portfolio.

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
Loans and the Allowance for Loan Losses: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances, adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Renasant Bank defers certain nonrefundable loan origination fees as well as the direct costs of originating or acquiring loans. The deferred fees and costs are then amortized over the term of the note for all loans with payment schedules. Loans with no payment schedule are amortized using the interest method. The amortization of these deferred fees is presented as an adjustment to the yield on loans. Interest income is accrued on the unpaid principal balance.
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
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for commercial and construction loans above a minimum dollar amount threshold by, as applicable, the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are evaluated collectively for impairment. When the ultimate collectability of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged-off. For impaired loans, a specific reserve is established to adjust the carrying value of the loan to its estimated net realizable value.
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
The allowance for loan losses is maintained at a level believed adequate by management to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, “Contingencies.” Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, “Receivables” (“ASC 310”). The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Management and the internal loan review staff evaluate the adequacy of the allowance for loan losses quarterly. The allowance for loan losses is evaluated based on a continuing assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories and other factors, including its risk rating system, regulatory guidance and economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

to significant revision as more information becomes available. The allowance for loan losses is established through a provision for loan losses charged to earnings resulting from measurements of inherent credit risk in the loan portfolio and estimates of probable losses or impairments of individual loans. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
See Note 4, “ Non Purchased Loans,” Note 5, “Purchased Loans,” and Note 6, “ Allowance for Loan Losses” for disclosures regarding the Company’s past due and nonaccrual loans, impaired loans and restructured loans and its allowance for loan losses.
Business Combinations, Accounting for Purchased Loans and Related Assets: Business combinations are accounted for by applying the acquisition method in accordance with ASC 805, “Business Combinations.” Under the acquisition method, identifiable assets acquired and liabilities assumed and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date and are recognized separately from goodwill. Results of operations of the acquired entities are included in the Consolidated Statements of Income from the date of acquisition. Acquisition costs incurred by the Company are expensed as incurred.
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
FDIC-Assisted Acquisitions:
During 2010 and 2011, the Bank acquired in FDIC-assisted acquisitions substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the following two failed financial institutions:

•	Crescent Bank and Trust Company (Jasper, GA), July 2010

•	American Trust Bank (Roswell, GA), February 2011
In connection with the July 2015 acquisition of Heritage Financial Group, Inc. (“Heritage”) and its wholly-owned subsidiary HeritageBank of the South (“HeritageBank”), the Bank assumed two additional loss share agreements that HeritageBank had entered into in connection with its acquisition in FDIC-assisted acquisitions of substantially all of the assets and assumption of substantially all of the deposits and certain other liabilities of the following two failed financial institutions:

•	Citizens Bank of Effingham (Springfield, GA), February 2011

•	First Southern National Bank (Statesboro, GA), August 2011
A significant portion of the loans and foreclosed assets acquired in each of these FDIC-assisted acquisitions were subject to loss share agreements with the Federal Deposit Insurance Corporation (the “FDIC”) whereby the Company was indemnified against a portion of the losses on such loans and foreclosed assets.
On December 8, 2016, the Bank entered into an agreement with the FDIC that terminated all of the Bank’s loss share agreements, resulting in a payment by the Company to the FDIC of $4,849. All rights and obligations of the parties under these loss share agreements, including the claw-back provisions, terminated effective December 8, 2016. As a result, after such date all recoveries, gains, charge-offs, losses and expenses related to assets previously covered under loss share are recognized entirely by the Company. Notwithstanding the termination of loss share with the FDIC, the terms of the purchase and assumption agreements for each of these FDIC-assisted acquisitions continue to require the FDIC to indemnify the Company against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by the Bank and with respect to claims based on any action by directors, officers or employees of the relevant failed financial institutions.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Changes in the FDIC loss share indemnification asset for the year ended December 31, 2016, were as follows:

2016
Balance at January 1	$7,149
Additions through acquisition	(260)
Realized losses in excess of initial estimates on:
Loans	265
OREO	97
Reimbursable expenses	—
Amortization	(797)
Reimbursements received from the FDIC	(2,987)
Termination of FDIC loss share agreements	(3,467)
Balance at December 31	$—
At December 31, 2017, the Company had $22,289 in loans and $448 in other real estate owned (“OREO”) which had been covered under these loss share agreements at the time of termination.
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
Mortgage Servicing Rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, mortgage interest rates and other factors. Mortgage servicing rights were carried at amortized cost at December 31, 2017 and 2016, respectively. Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. Changes to the fair value of the mortgage servicing rights are recorded as part of Mortgage banking income in the Consolidated Statements of Income.
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives. Goodwill and other intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting segments. In determining the fair value of the Company’s reporting units, management uses the market approach. If, based on the results of the market approach further analysis is needed, the discounted cash flow approach is utilized. Other intangible assets, consisting of core deposit intangibles, are reviewed for events or circumstances which could impact the recoverability of the intangible asset, such as a loss of core deposits, increased competition or adverse changes in the economy. No impairment was identified for the Company’s goodwill or its other intangible assets as a result of the testing performed during 2017, 2016 or 2015.
Bank-Owned Life Insurance: Bank-owned life insurance (“BOLI”) is an institutionally-priced insurance product that is specifically designed for purchase by insured depository institutions. The Company has purchased such insurance policies on certain employees, with Renasant Bank being listed as the primary beneficiary. The carrying value of BOLI is recorded at the cash surrender value of the policies, net of any applicable surrender charges. In connection with the acquisitions of Metropolitan and KeyWorth (each

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

as defined below in Note 2, “Mergers and Acquisitions”), the Company acquired BOLI with a cash surrender value of $19,283 and $8,376, respectively, at the acquisition date. Changes in the value of the cash surrender value of the policies are reflected under the line item “BOLI income” on the Consolidated Statements of Income.
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
Trust and Wealth Management Revenues: The Company offers trust services as well as various investment products, including annuities and mutual funds. Trust revenues are recognized on the accrual basis in accordance with the contractual terms of the trust. Commissions and fees from the sale of annuities, mutual funds and other investment products are recognized when earned based on contractual terms with the third party broker-dealer. These commissions and fees are classified under the line item “Wealth management revenue” on the Consolidated Statements of Income.
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
The Company enters into interest rate lock commitments on certain residential mortgage loans with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate mortgage loans. Under such commitments, interest rates for a mortgage loan are typically locked in for up to 45 days with the customer. These interest rate lock commitments are recorded at

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

fair value in the Company’s Consolidated Balance Sheets. Gains and losses arising from changes in the valuation of the commitments are recognized currently in earnings and are reflected under the line item “Mortgage banking income” on the Consolidated Statements of Income.
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
Retirement Plans: The Company sponsors a noncontributory pension plan and provides retiree health care benefits for certain employees. In connection with its acquisition of Heritage, the Company also assumed a defined benefit pension plan maintained by HeritageBank. All benefits under this plan were finally distributed in August 2016. The Company’s independent actuary firm prepares actuarial valuations of pension cost and obligation under ASC 715, “Compensation – Retirement Benefits” (“ASC 715”), using assumptions and estimates derived in accordance with the guidance set forth in ASC 715. Expense related to the plans is included under the line item “Salaries and employee benefits” on the Consolidated Statements of Income. Actuarial gains and losses are recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of plan expense. See Note 14, “Employee Benefit and Deferred Compensation Plans,” for further details regarding the Company’s retirement plans.
Stock-Based Compensation: Compensation expense for option grants and restricted stock awards is determined based on the estimated fair value of the stock options and restricted stock on the applicable grant or award date and is recognized over the respective awards’ vesting period. The Company has elected to account for forfeitures in compensation cost when they occur as permitted under the guidance in ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Expense associated with the Company’s stock-based compensation is included under the line item “Salaries and employee benefits” on the Consolidated Statements of Income. The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation – Stock Compensation.” See Note 14, “Employee Benefit and Deferred Compensation Plans,” for further details regarding the Company’s stock-based compensation.
Earnings Per Common Share: Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution of shares outstanding, assuming outstanding stock options were exercised into common shares and nonvested restricted stock awards, whose vesting is subject to future service requirements, were outstanding common shares as of the awards' respective grant dates, calculated in accordance with the treasury method. See Note 21, “Net Income Per Common Share,” for the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements, and has determined that no significant events occurred after December 31, 2017 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.
Impact of Recently-Issued Accounting Standards and Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which is an update to FASB Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”). ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of this standard to annual and interim periods beginning after December 15, 2017. While the Company is currently evaluating the impact ASU 2014-09 will have on its financial position and results of operations, and its financial statement disclosures, the recognition of revenue for a majority of the Company’s income streams, including interest

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

income earned on loans and leases, is governed by other accounting standards and is specifically excluded from the coverage of ASC 606.  The Company's revenue covered by ASC 606, the most significant of which is service charges on deposit accounts, are generally based on day-to-day contracts with Company customers and is not impacted by the new guidance. The Company adopted the standard in the first quarter of 2018 and, at the time of this filing, does not expect to record a cumulative effect adjustment to the opening retained earnings as any adjustment was determined to be immaterial. The Company will include newly applicable revenue disclosures in future filings.
In January 2016, FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 revises the accounting for the classification and measurement of investments in equity securities and revises the presentation of certain fair value changes for financial liabilities measured at fair value. For equity securities, the guidance in ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income. For financial liabilities that are measured at fair value in accordance with the fair value option, the guidance requires presenting, in other comprehensive income, the change in fair value that relates to a change in instrument-specific credit risk. ASU 2016-01 also eliminates the disclosure assumptions used to estimate fair value for financial instruments measured at amortized cost and requires disclosure of an exit price notion in determining the fair value of financial instruments measured at amortized cost. The Company used an entry price notion in determining the fair value of certain financial instruments prior to its changing to the exit price notion upon adoption of this standard in the first quarter of 2018. The Company does not expect any other significant changes as a result of adoption of this standard.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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
In February 2018, FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)” (“ASU 2018-02”). The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings to eliminate the stranded tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act. ASU 2018-02 will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period, for public companies for reporting periods for which financial statements have not yet been issued. The Company elected to early adopt ASU 2018-02 and, as a result, reclassified $2,046 from accumulated other comprehensive income to retained earnings as of December 31, 2017. The reclassification impacted the Consolidated Balance Sheet and the Consolidated Statement of Changes in Shareholders’ Equity as of and for the twelve months ended December 31, 2017.
Note 2 – Mergers and Acquisitions
(Dollar amounts in thousands)
Acquisition of Metropolitan BancGroup, Inc.
Effective July 1, 2017, the Company completed its acquisition of Metropolitan BancGroup, Inc. (“Metropolitan”), the parent company of Metropolitan Bank, in a transaction valued at approximately $219,461. The Company issued 4,883,182 shares of common stock and paid approximately $4,764 to Metropolitan stock option holders for 100% of the voting equity interest in Metropolitan. At closing, Metropolitan merged with and into the Company, with the Company the surviving corporation in the merger; immediately thereafter, Metropolitan Bank merged with and into Renasant Bank, with Renasant Bank the surviving banking corporation in the merger. On July 1, 2017, Metropolitan operated eight banking locations in Nashville and Memphis, Tennessee and the Jackson, Mississippi Metropolitan Statistical Area.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 - Mergers and Acquisitions (continued)

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company’s acquisition of Metropolitan based on their fair values on July 1, 2017.

Purchase Price:
Shares issued to common shareholders	4,883,182
Purchase price per share	$43.74
Value of stock paid		$213,590
Cash paid for fractional shares		5
Cash settlement for stock options		4,764
Deal charges paid on behalf of Metropolitan, net of taxes		1,102
Total Purchase Price		$219,461
Net Assets Acquired:
Stockholders’ equity at acquisition date	$89,253
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	(731)
Mortgage loans held for sale	30
Loans, net of Metropolitan’s allowance for loan losses	(13,071)
Premises and equipment	(4,629)
Intangible assets, net of Metropolitan’s existing intangibles	2,340
Other real estate owned	(1,251)
Other assets	2,731
Deposits	(3,603)
Borrowings	(1,294)
Other liabilities	3,930
Deferred income taxes	5,244
Total Net Assets Acquired		78,949
Goodwill resulting from merger(1)		$140,512
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 - Mergers and Acquisitions (continued)

The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the twelve months ended December 31, 2017 and 2016 of the Company as though the Metropolitan merger had been completed as of January 1, 2016 (and the KeyWorth merger, discussed below, was still completed on April 1, 2016). The unaudited estimated pro forma information combines the historical results of Metropolitan with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2016. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Merger expenses are reflected in the period in which they were incurred.

	Twelve Months Ended
	December 31,
	2017	2016
Net interest income - pro forma (unaudited)	$356,787	$340,796

Net income - pro forma (unaudited)	$89,554	$102,881

Earnings per share - pro forma (unaudited):
Basic	$1.82	$2.21
Diluted	$1.81	$2.19
The Company’s consolidated financial statements as of and for the year ended December 31, 2017 include the impact of Metropolitan’s operations since the acquisition date. Due to the system conversion during the third quarter of 2017 and the integration of Metropolitan’s operating activities into the Company’s existing operations, historical reporting for Metropolitan operations is impracticable, and, therefore, disclosure of the amounts of revenue and expenses of Metropolitan included in the Company’s Consolidated Statement of Income since the acquisition date is impracticable.
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
December 31, 2017
Obligations of other U.S. Government agencies and corporations	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	—	—
	$—	$—	$—	$—
December 31, 2016
Obligations of other U.S. Government agencies and corporations	$14,101	$4	$(187)	$13,918
Obligations of states and political subdivisions	342,181	8,572	(1,778)	348,975
	$356,282	$8,576	$(1,965)	$362,893
In light of the ongoing fiscal uncertainty in many state and local governments, and the fact that the Company’s held to maturity portfolio has historically consisted primarily of municipal securities, the Company analyzes its exposure to potential losses in its security portfolio on at least a quarterly basis. Management reviews the underlying credit rating and analyzes the financial condition of the respective issuers. Although the Company’s analysis of its securities portfolio in the third quarter of 2017 showed that the municipal securities held by the Company had not experienced significant deterioration as of the date of such analysis, the Company transferred all held to maturity securities to available for sale during the third quarter of 2017. This transfer gives management the flexibility to quickly liquidate any municipal securities should further analysis reveal more significant deterioration than has been experienced to date. At the date of transfer, the securities transferred had a carrying value of $365,941, which included an unrealized gain of $13,219. At transfer, the unrealized gain was included in the carrying value of the securities portfolio and in accumulated other comprehensive loss presented in the Consolidated Balance Sheet.
The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Obligations of other U.S. Government agencies and corporations	$3,554	$40	$(30)	$3,564
Obligations of states and political subdivisions	228,589	6,161	(269)	234,481
Residential mortgage backed securities:
Government agency mortgage backed securities	196,121	888	(3,059)	193,950
Government agency collateralized mortgage obligations	180,258	133	(3,752)	176,639
Commercial mortgage backed securities:
Government agency mortgage backed securities	31,015	389	(234)	31,170
Government agency collateralized mortgage obligations	5,019	1	(14)	5,006
Trust preferred securities	12,442	—	(3,054)	9,388
Other debt securities	17,106	260	(76)	17,290
	$674,104	$7,872	$(10,488)	$671,488

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Obligations of other U.S. Government agencies and corporations	$2,066	$92	$—	$2,158
Residential mortgage backed securities:
Government agency mortgage backed securities	414,019	1,941	(6,643)	409,317
Government agency collateralized mortgage obligations	171,362	831	(3,367)	168,826
Commercial mortgage backed securities:
Government agency mortgage backed securities	50,628	696	(461)	50,863
Government agency collateralized mortgage obligations	2,528	38	(16)	2,550
Trust preferred securities	23,749	—	(5,360)	18,389
Other debt securities	22,053	310	(218)	22,145
Other equity securities	—	—	—	—
	$686,405	$3,908	$(16,065)	$674,248
Securities sold during the twelve months ended December 31, 2017, all of which were securities available for sale, were as follows:

	Carrying Value	Net Proceeds	Gain/(Loss)
Obligations of other U.S. Government agencies and corporations	$11,088	$10,974	$(114)
Obligations of states and political subdivisions	110,019	112,199	2,180
Residential mortgage backed securities:
Government agency mortgage backed securities	264,924	263,217	(1,707)
Government agency collateralized mortgage obligations	72,153	71,781	(372)
Commercial mortgage backed securities:
Government agency mortgage backed securities	14,104	14,082	(22)
Government agency collateralized mortgage obligations	6,289	6,289	—
Trust preferred securities	9,346	9,403	57
Other debt securities	7,269	7,395	126
	$495,192	$495,340	$148
Included in the table above are certain securities acquired from Metropolitan sold shortly after acquisition. These securities had an aggregate carrying value of $36,021 at the time of sale, and the Company received net proceeds of $36,021, resulting in no gain or loss on the sale.
Also included in the table above are certain securities sold by the Company during the fourth quarter of 2017 in an effort to manage its consolidated assets below $10,000,000 at December 31, 2017, in order to delay the adverse impact of the Durbin Amendment to the Dodd-Frank Act, which applies to banking institutions with assets over $10,000,000 at year-end. The Durbin Amendment, among other things, imposes limitations on the amount of debit card interchange fees certain banking institutions may collect. Securities sold to achieve this strategy had an aggregate carrying value of $446,880 on the dates of sale, and the Company collected net proceeds of $446,971, resulting in a $91 net gain on the sales.
During the twelve months ended December 31, 2016 and 2015, the Company sold securities with a carrying value at the time of sale of $2,842 and $1,117, respectively, for net proceeds of $4,028 and $1,213, respectively, resulting in a gain of $1,186 and $96, respectively. Also in 2015, the Company sold certain investments acquired from Heritage shortly after acquisition with an aggregate carrying value of $7,231 at the time of sale for net proceeds of $7,231, resulting in no gain or loss on the sale.
Gross realized gains and gross realized losses on sales of securities available for sale were as follows for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

	Year Ended December 31,
	2017	2016	2015
Gross gains on sales of securities available for sale	$2,497	$1,257	$96
Gross losses on sales of securities available for sale	(2,349)	(71)	—
Gain on sales of securities available for sale, net	$148	$1,186	$96
At December 31, 2017 and 2016, securities with a carrying value of approximately $217,867 and $642,447, respectively, were pledged to secure government, public, trust, and other deposits. Securities with a carrying value of $25,888 and $24,426 were pledged as collateral for short-term borrowings and derivative instruments at December 31, 2017 and 2016, respectively.
The amortized cost and fair value of securities at December 31, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Due within one year	$23,584	$23,843
Due after one year through five years	71,430	73,379
Due after five years through ten years	81,302	83,212
Due after ten years	75,410	74,292
Residential mortgage backed securities:
Government agency mortgage backed securities	196,121	193,950
Government agency collateralized mortgage obligations	180,258	176,639
Commercial mortgage backed securities:
Government agency mortgage backed securities	31,015	31,170
Government agency collateralized mortgage obligations	5,019	5,006
Other debt securities	9,965	9,997
	$674,104	$671,488
The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and the length of time the investments have been in a continuous unrealized loss position, as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
December 31, 2016
Obligations of other U.S. Government agencies and corporations	4	$11,915	$(187)	0	$—	$—	4	$11,915	$(187)
Obligations of states and political subdivisions	102	83,362	(1,778)	0	—	—	102	83,362	(1,778)
Total	106	$95,277	$(1,965)	0	$—	$—	106	$95,277	$(1,965)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
December 31, 2017
Obligations of other U.S. Government agencies and corporations	1	$497	$(3)	2	$1,999	$(27)	3	$2,496	$(30)
Obligations of states and political subdivisions	23	11,860	(59)	12	7,728	(210)	35	$19,588	$(269)
Residential mortgage backed securities:
Government agency mortgage backed securities	29	64,595	(659)	44	89,414	(2,400)	73	154,009	(3,059)
Government agency collateralized mortgage obligations	33	102,509	(1,470)	29	62,406	(2,282)	62	164,915	(3,752)
Commercial mortgage backed securities:
Government agency mortgage backed securities	2	5,629	(17)	3	5,872	(217)	5	11,501	(234)
Government agency collateralized mortgage obligations	1	4,986	(14)	0	—	—	1	4,986	(14)
Trust preferred securities	0	—	—	2	9,388	(3,054)	2	9,388	(3,054)
Other debt securities	2	756	(12)	2	6,308	(64)	4	7,064	(76)
Other equity securities		—	—	0	—	—	0	—	—
Total	91	$190,832	$(2,234)	94	$183,115	$(8,254)	185	$373,947	$(10,488)
December 31, 2016
Obligations of other U.S. Government agencies and corporations	0	$—	$—	0	$—	$—	0	$—	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	131	298,400	(6,042)	5	11,504	(601)	136	309,904	(6,643)
Government agency collateralized mortgage obligations	40	97,356	(1,845)	14	33,786	(1,522)	54	131,142	(3,367)
Commercial mortgage backed securities:
Government agency mortgage backed securities	9	21,933	(453)	2	1,101	(8)	11	23,034	(461)
Government agency collateralized mortgage obligations	1	1,729	(16)	0	—	—	1	1,729	(16)
Trust preferred securities	0	—	—	3	18,389	(5,360)	3	18,389	(5,360)
Other debt securities	3	7,946	(208)	2	2,475	(10)	5	10,421	(218)
Other equity securities	0	—	—	0	—	—	0	—	—
Total	184	$427,364	$(8,564)	26	$67,255	$(7,501)	210	$494,619	$(16,065)
The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any other-than-temporary impairment for the years ended December 31, 2017 or 2016.
The Company holds investments in pooled trust preferred securities that had a cost basis of $12,442 and $23,749 and a fair value of $9,388 and $18,389 at December 31, 2017 and 2016, respectively. During 2017, the Company sold one of its pooled trust preferred securities. As of December 31, 2017, the investments in pooled trust preferred securities consisted of two securities representing interests in various tranches of trusts collateralized by debt issued by over 160 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments, before

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

recovery of the investments’ amortized cost, which may be at maturity. At December 31, 2017, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for both remaining trust preferred securities and recognized credit related impairment losses on these securities in 2010 and 2011. For the years ended December 31, 2017, 2016 and 2015, the Company determined the pooled trust preferred securities and their estimated cash flow were fairly valued, and no additional impairment was recognized during these periods.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at December 31, 2017:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XXIII	Pooled	B-2	$8,310	$6,086	$(2,224)	BB	16%
XXVI	Pooled	B-2	4,132	3,302	(830)	Ba1	19%
			$12,442	$9,388	$(3,054)
The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2017	2016
Balance at January 1	$(3,337)	$(3,337)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—
Reductions for securities sold during the period	$3,076	$—
Balance at December 31	$(261)	$(3,337)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 4 – Non Purchased Loans
(In Thousands, Except Number of Loans)
“Purchased” loans are those loans acquired in any of the Company’s previous acquisitions, including FDIC-assisted acquisitions. “Non purchased” loans include all of the Company’s other loans, other than mortgage loans held for sale.
For purposes of this Note 4, all references to “loans” mean non purchased loans.
The following is a summary of non purchased loans and leases at December 31:

	2017	2016
Commercial, financial, agricultural	$763,823	$589,290
Lease financing	57,354	49,250
Real estate – construction	547,658	483,926
Real estate – 1-4 family mortgage	1,729,534	1,425,730
Real estate – commercial mortgage	2,390,076	2,075,137
Installment loans to individuals	103,452	92,648
Gross loans	5,591,897	4,715,981
Unearned income	(3,341)	(2,409)
Loans, net of unearned income	$5,588,556	$4,713,572

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

Past Due and Nonaccrual Loans
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2017
Commercial, financial, agricultural	$2,722	$22	$759,143	$761,887	$205	$1,033	$698	$1,936	$763,823
Lease financing	47	—	57,148	57,195	—	159	—	159	57,354
Real estate – construction	50	—	547,608	547,658	—	—	—	—	547,658
Real estate – 1-4 family mortgage	11,810	2,194	1,712,982	1,726,986	—	1,818	730	2,548	1,729,534
Real estate – commercial mortgage	1,921	727	2,381,871	2,384,519	—	2,877	2,680	5,557	2,390,076
Installment loans to individuals	429	72	102,901	103,402	1	28	21	50	103,452
Unearned income	—	—	(3,341)	(3,341)	—	—	—	—	(3,341)
Total	$16,979	$3,015	$5,558,312	$5,578,306	$206	$5,915	$4,129	$10,250	$5,588,556
December 31, 2016
Commercial, financial, agricultural	$811	$720	$586,730	$588,261	$—	$932	$97	$1,029	$589,290
Lease financing	193	—	48,919	49,112	—	138	—	138	49,250
Real estate – construction	995	—	482,931	483,926	—	—	—	—	483,926
Real estate – 1-4 family mortgage	6,189	1,136	1,414,254	1,421,579	161	1,222	2,768	4,151	1,425,730
Real estate – commercial mortgage	2,283	99	2,066,821	2,069,203	580	2,778	2,576	5,934	2,075,137
Installment loans to individuals	324	124	92,179	92,627	—	21	—	21	92,648
Unearned income	—	—	(2,409)	(2,409)	—	—	—	—	(2,409)
Total	$10,795	$2,079	$4,689,425	$4,702,299	$741	$5,091	$5,441	$11,273	$4,713,572
Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were four restructured loans totaling $649 that were contractually 90 days past due or more and still accruing at December 31, 2017. There was one restructured loan totaling $69 that was contractually 90 days past due or more and still accruing at December 31, 2016. The outstanding balance of restructured loans on nonaccrual status was $2,673 and $6,164 at December 31, 2017 and 2016, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

Impaired Loans
Impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates and for the periods presented:

	As of December 31, 2017			Year Ended December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$2,365	$3,043	$138	$2,861	$47
Lease financing	159	159	2	159	—
Real estate – construction	578	578	4	526	29
Real estate – 1-4 family mortgage	8,169	9,315	561	8,295	259
Real estate – commercial mortgage	9,652	12,463	1,861	9,316	206
Installment loans to individuals	117	121	1	130	3
Total	$21,040	$25,679	$2,567	$21,287	$544
With no related allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	703	703	—	711	29
Real estate – commercial mortgage	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—
Total	$703	$703	$—	$711	$29
Totals	$21,743	$26,382	$2,567	$21,998	$573

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

	As of December 31, 2016			Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$1,175	$1,539	$136	$856	$28
Lease financing	—	—	—	—	—
Real estate – construction	517	517	1	469	26
Real estate – 1-4 family mortgage	9,207	10,823	1,091	9,603	225
Real estate – commercial mortgage	10,053	13,667	2,397	11,180	305
Installment loans to individuals	87	87	1	98	2
Total	$21,039	$26,633	$3,626	$22,206	$586
With no related allowance recorded:
Commercial, financial, agricultural	$—	$38	$—	$24	$—
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	—	—	—	41	—
Real estate – commercial mortgage	568	1,340	—	938	38
Installment loans to individuals	—	—	—	—	—
Total	$568	$1,378	$—	$1,003	$38
Totals	$21,607	$28,011	$3,626	$23,209	$624
The average recorded investment in impaired loans for the year ended December 31, 2015 was $34,428. Interest income recognized on impaired loans for the year ended December 31, 2015 was $854.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

Restructured Loans
At December 31, 2017, 2016 and 2015, there were $5,588, $7,447 and $10,252, respectively, of restructured loans. The following table illustrates the impact of modifications classified as restructured loans held on the Consolidated Balance Sheets and still performing in accordance with their restructured terms at period end, segregated by class, as of the periods presented.

	Number of Loans	Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
December 31, 2017
Commercial, financial, agricultural	2	$331		$330
Lease financing	—	—		—
Real estate – construction	—	—		—
Real estate – 1-4 family mortgage	8	598		586
Real estate – commercial mortgage	3	683		313
Installment loans to individuals	1	4		3
Total	14	$1,616		$1,232
December 31, 2016
Commercial, financial, agricultural	—	$—		$—
Lease financing	—	—		—
Real estate – construction	1	510		518
Real estate – 1-4 family mortgage	11	1,188		1,167
Real estate – commercial mortgage	—	—		—
Installment loans to individuals	—	—		—
Total	12	$1,698		$1,685
December 31, 2015
Commercial, financial, agricultural	—	$—		$—
Lease financing	—	—		—
Real estate – construction	—	—		—
Real estate – 1-4 family mortgage	22	2,202	19,371	2,035
Real estate – commercial mortgage	2	484		332
Installment loans to individuals	1	67		67
Total	25	$2,753		$2,434
During the years ended December 31, 2017, the Company had $184 in troubled debt restructurings that subsequently defaulted within twelve months of the restructuring. There was no such occurrence for the years ended December 31, 2016 or December 31, 2015.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

Changes in the Company’s restructured loans are set forth in the table below.

	Number of Loans	Recorded Investment
Totals at January 1, 2016	59	$10,252
Additional loans with concessions	15	2,036
Reclassified as performing	1	39
Reductions due to:
Reclassified as nonperforming	(4)	(1,406)
Paid in full	(16)	(2,233)
Charge-offs	(1)	(275)
Transfer to other real estate owned	(1)	(51)
Principal paydowns	—	(915)
Totals at December 31, 2016	53	$7,447
Additional loans with concessions	16	1,453
Reclassified as performing	2	183
Reductions due to:
Reclassified as nonperforming	(7)	(853)
Paid in full	(8)	(1,165)
Charge-offs	(1)	(250)
Principal paydowns	—	(304)
Lapse of concession period	(1)	(923)
Totals at December 31, 2017	54	$5,588
The allocated allowance for loan losses attributable to restructured loans was $85 and $283 at December 31, 2017 and 2016, respectively. The Company had $18 remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2017 and $2 in remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2016.

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

	Pass	Watch	Substandard	Total
December 31, 2017
Commercial, financial, agricultural	$566,439	$3,913	$489	$570,841
Real estate – construction	484,160	81	—	484,241
Real estate – 1-4 family mortgage	255,148	4,977	3,720	263,845
Real estate – commercial mortgage	2,034,178	13,533	10,708	2,058,419
Installment loans to individuals	921	—	—	921
Total	$3,340,846	$22,504	$14,917	$3,378,267
December 31, 2016
Commercial, financial, agricultural	$434,323	$4,531	$850	$439,704
Real estate – construction	402,156	393	—	402,549
Real estate – 1-4 family mortgage	190,882	3,374	6,129	200,385
Real estate – commercial mortgage	1,734,523	18,118	13,088	1,765,729
Installment loans to individuals	—	—	—	—
Total	$2,761,884	$26,416	$20,067	$2,808,367

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

For portfolio balances of consumer, consumer mortgage and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria. The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing	Non-Performing	Total
December 31, 2017
Commercial, financial, agricultural	$191,473	$1,509	$192,982
Lease financing	53,854	159	54,013
Real estate – construction	63,417	—	63,417
Real estate – 1-4 family mortgage	1,462,347	3,342	1,465,689
Real estate – commercial mortgage	330,441	1,216	331,657
Installment loans to individuals	102,409	122	102,531
Total	$2,203,941	$6,348	$2,210,289
December 31, 2016
Commercial, financial, agricultural	$148,499	$1,087	$149,586
Lease financing	46,703	138	46,841
Real estate – construction	81,377	—	81,377
Real estate – 1-4 family mortgage	1,222,816	2,529	1,225,345
Real estate – commercial mortgage	308,609	799	309,408
Installment loans to individuals	92,504	144	92,648
Total	$1,900,508	$4,697	$1,905,205
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

Loans at December 31, 2016	$14,268
New loans and advances	4,342
Loans to directors assumed in acquisition(1)	9,975
Payments received	(4,222)
Changes in related parties	—
Loans at December 31, 2017	$24,363

(1)	Loans to directors assumed in acquisition are included in the tables in Note 5, “Purchased Loans.”
No related party loans were classified as past due, nonaccrual, impaired or restructured at December 31, 2017 or 2016. Unfunded commitments to certain executive officers and directors and their associates totaled $9,333 and $5,933 at December 31, 2017 and 2016, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 5 – Purchased Loans
(In Thousands, Except Number of Loans)
For purposes of this Note 5, all references to “loans” mean purchased loans.
The following is a summary of purchased loans at December 31:

	2017	2016
Commercial, financial, agricultural	$275,570	$128,200
Lease financing	—	—
Real estate – construction	85,731	68,753
Real estate – 1-4 family mortgage	614,187	452,447
Real estate – commercial mortgage	1,037,454	823,758
Installment loans to individuals	18,824	15,979
Gross loans	2,031,766	1,489,137
Unearned income	—	—
Loans, net of unearned income	$2,031,766	$1,489,137

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Past Due and Nonaccrual Loans
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2017
Commercial, financial, agricultural	$1,119	$532	$273,488	$275,139	$—	$199	$232	$431	$275,570
Lease financing	—	—	—	—	—	—	—	—	—
Real estate – construction	415	—	85,316	85,731	—	—	—	—	85,731
Real estate – 1-4 family mortgage	6,070	2,280	602,464	610,814	385	879	2,109	3,373	614,187
Real estate – commercial mortgage	2,947	2,910	1,031,141	1,036,998	191	99	166	456	1,037,454
Installment loans to individuals	208	9	18,443	18,660	59	—	105	164	18,824
Unearned income	—	—	—	—	—	—	—	—	—
Total	$10,759	$5,731	$2,010,852	$2,027,342	$635	$1,177	$2,612	$4,424	$2,031,766
December 31, 2016
Commercial, financial, agricultural	$823	$990	$125,417	$127,230	$260	$381	$329	$970	$128,200
Lease financing	—	—	—	—	—	—	—	—	—
Real estate – construction	527	321	67,760	68,608	—	145	—	145	68,753
Real estate – 1-4 family mortgage	4,572	3,382	440,258	448,212	417	2,047	1,771	4,235	452,447
Real estate – commercial mortgage	3,045	6,112	808,886	818,043	—	2,661	3,054	5,715	823,758
Installment loans to individuals	96	10	15,591	15,697	—	156	126	282	15,979
Unearned income	—	—	—	—	—	—	—	—	—
Total	$9,063	$10,815	$1,457,912	$1,477,790	$677	$5,390	$5,280	$11,347	$1,489,137
Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were three restructured loans totaling $128 that were contractually 90 days past due or more and still accruing at December 31, 2017. There were three restructured loans totaling $56 that were contractually 90 days past due or more and still accruing at December 31, 2016. The outstanding balance of restructured loans on nonaccrual status was $523 and $1,206 at December 31, 2017 and 2016, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Impaired Loans
Non credit deteriorated loans that were subsequently impaired and recognized in conformity with ASC 310, segregated by class, were as follows as of the dates and for the periods presented:

	As of December 31, 2017			Year Ended December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$625	$678	$52	$618	$21
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	1,385	1,433	45	1,419	18
Real estate – commercial mortgage	728	733	6	751	26
Installment loans to individuals	154	155	4	155	—
Total	$2,892	$2,999	$107	$2,943	$65
With no related allowance recorded:
Commercial, financial, agricultural	$74	$79	$—	$75	$3
Lease financing	—	—	—	—	—
Real estate – construction	1,199	1,207	—	318	47
Real estate – 1-4 family mortgage	4,225	4,740	—	4,161	176
Real estate – commercial mortgage	165	168	—	177	8
Installment loans to individuals	9	10	—	13	—
Total	$5,672	$6,204	$—	$4,744	$234
Totals	$8,564	$9,203	$107	$7,687	$299

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

	As of December 31, 2016			Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$487	$503	$310	$500	$2
Lease financing	—	—	—	—	—
Real estate – construction	145	147	—	148	—
Real estate – 1-4 family mortgage	1,496	1,538	43	1,535	7
Real estate – commercial mortgage	2,275	2,299	48	2,273	111
Installment loans to individuals	135	159	114	161	—
Total	$4,538	$4,646	$515	$4,617	$120
With no related allowance recorded:
Commercial, financial, agricultural	$224	$229	$—	$172	$4
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	1,385	1,557	—	1,550	33
Real estate – commercial mortgage	183	186	—	194	11
Installment loans to individuals	55	56	—	61	—
Total	$1,847	$2,028	$—	$1,977	$48
Totals	$6,385	$6,674	$515	$6,594	$168
The average recorded investment in non credit deteriorated loans that were subsequently impaired for the year ended December 31, 2015 was $2,860. Interest income recognized on non credit deteriorated loans that were subsequently impaired for the year ended December 31, 2015 was $125.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Credit deteriorated loans recognized in conformity with ASC 310-30, segregated by class, were as follows as of the dates and for the periods presented:

	As of December 31, 2017			Year Ended December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$5,768	$6,004	$312	$5,672	$259
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	15,910	16,752	572	16,837	793
Real estate – commercial mortgage	65,108	69,029	892	68,168	3,333
Installment loans to individuals	698	698	1	710	25
Total	$87,484	$92,483	$1,777	$91,387	$4,410
With no related allowance recorded:
Commercial, financial, agricultural	$9,547	$18,175	$—	$9,208	$989
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	38,059	48,297	—	46,983	1,993
Real estate – commercial mortgage	91,230	117,691	—	104,485	5,431
Installment loans to individuals	940	1,063	—	1,109	46
Total	$139,776	$185,226	$—	$161,785	$8,459
Totals	$227,260	$277,709	$1,777	$253,172	$12,869

	As of December 31, 2016			Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$4,555	$5,038	$372	$4,728	$207
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	21,887	23,128	841	23,021	1,015
Real estate – commercial mortgage	62,449	70,970	1,606	62,759	2,674
Installment loans to individuals	366	368	1	382	13
Total	$89,257	$99,504	$2,820	$90,890	$3,909
With no related allowance recorded:
Commercial, financial, agricultural	$7,439	$15,659	$—	$10,304	$819
Lease financing	—	—	—	—	—
Real estate – construction	840	1,141	—	648	38
Real estate – 1-4 family mortgage	50,065	63,597	—	64,306	2,636
Real estate – commercial mortgage	122,538	158,105	—	149,917	7,053
Installment loans to individuals	1,619	2,098	—	1,967	77
Total	$182,501	$240,600	$—	$227,142	$10,623
Totals	$271,758	$340,104	$2,820	$318,032	$14,532

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

The average recorded investment in credit-deteriorated loans for the year ended December 31, 2015 was $355,010. Interest income recognized on credit-deteriorated loans for the year ended December 31, 2015 was $17,828.
Restructured Loans
At December 31, 2017, 2016 and 2015, there were $8,965, $4,028 and $3,201, respectively, of restructured loans. The following table illustrates the impact of modifications classified as restructured loans held on the Consolidated Balance Sheets and still performing in accordance with their restructured terms at period end, segregated by class, as of the periods presented.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2017
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	23	3,744	3,127
Real estate – commercial mortgage	5	3,115	2,231
Installment loans to individuals	—	—	—
Total	28	$6,859	$5,358
December 31, 2016
Commercial, financial, agricultural	1	$41	$17
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	17	1,608	1,269
Real estate – commercial mortgage	5	1,623	1,079
Installment loans to individuals	—	—	—
Total	23	$3,272	$2,365
December 31, 2015
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	15	1,268	956
Real estate – commercial mortgage	8	2,547	2,070
Installment loans to individuals	—	—	—
Total	23	$3,815	$3,026
During the years ended December 31, 2017 and 2016, the Company had $212 and $54, respectively, in troubled debt restructurings that subsequently defaulted within twelve months of the restructuring. There was no such occurrence for the year ended December 31, 2015.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Changes in the Company’s restructured loans are set forth in the table below.

	Number of Loans	Recorded Investment
Totals at January 1, 2016	26	$3,201
Additional loans with concessions	25	2,472
Reductions due to:
Reclassified as nonperforming	(4)	(216)
Paid in full	(5)	(1,297)
Principal paydowns	—	(132)
Totals at December 31, 2016	42	$4,028
Additional loans with concessions	36	5,703
Reclassified from nonperforming	9	838
Reductions due to:
Reclassified as nonperforming	(10)	(786)
Paid in full	(3)	(323)
Charge-offs	(1)	(17)
Principal paydowns	—	(377)
Lapse of concession period	(1)	(101)
Totals at December 31, 2017	72	$8,965
The allocated allowance for loan losses attributable to restructured loans was $103 and $35 at December 31, 2017 and 2016, respectively. The Company had $9 remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2017 and $3 in remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2016.
Credit Quality
The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

	Pass	Watch	Substandard	Total
December 31, 2017
Commercial, financial, agricultural	$246,169	$2,226	$598	$248,993
Real estate – construction	81,220	—	—	81,220
Real estate – 1-4 family mortgage	93,867	5,924	248	100,039
Real estate – commercial mortgage	844,495	7,176	1,827	853,498
Installment loans to individuals	678	—	3	681
Total	$1,266,429	$15,326	$2,676	$1,284,431
December 31, 2016
Commercial, financial, agricultural	$102,777	$2,370	$1,491	$106,638
Real estate – construction	61,206	2,640	—	63,846
Real estate – 1-4 family mortgage	105,265	7,665	364	113,294
Real estate – commercial mortgage	608,192	8,445	723	617,360
Installment loans to individuals	—	—	114	114
Total	$877,440	$21,120	$2,692	$901,252

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing		Non-Performing	Total
December 31, 2017
Commercial, financial, agricultural	$11,216		$46	$11,262
Lease financing	—		—	—
Real estate – construction	4,511	5	—	4,511
Real estate – 1-4 family mortgage	459,038		1,141	460,179
Real estate – commercial mortgage	27,495		123	27,618
Installment loans to individuals	16,344		161	16,505
Total	$518,604		$1,471	$520,075
December 31, 2016
Commercial, financial, agricultural	$9,489		$79	$9,568
Lease financing	—		—	—
Real estate – construction	3,601		466	4,067
Real estate – 1-4 family mortgage	265,697		1,504	267,201
Real estate – commercial mortgage	21,353		58	21,411
Installment loans to individuals	13,712		168	13,880
Total	$313,852		$2,275	$316,127

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Loans Purchased with Deteriorated Credit Quality
Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

Total Purchased Credit Deteriorated Loans
December 31, 2017
Commercial, financial, agricultural	$15,315
Lease financing	—
Real estate – construction	—
Real estate – 1-4 family mortgage	53,969
Real estate – commercial mortgage	156,338
Installment loans to individuals	1,638
Total	$227,260
December 31, 2016
Commercial, financial, agricultural	$11,994
Lease financing	—
Real estate – construction	840
Real estate – 1-4 family mortgage	71,952
Real estate – commercial mortgage	184,987
Installment loans to individuals	1,985
Total	$271,758
The following table presents the fair value of loans determined to be impaired at the time of acquisition:

Total Purchased Credit Deteriorated Loans
December 31, 2017
Contractually-required principal and interest	$316,854
Nonaccretable difference(1)	(57,387)
Cash flows expected to be collected	259,467
Accretable yield(2)	(32,207)
Fair value	$227,260
December 31, 2016
Contractually-required principal and interest	$384,096
Nonaccretable difference(1)	(74,865)
Cash flows expected to be collected	309,231
Accretable yield(2)	(37,473)
Fair value	$271,758

(1)	Represents contractual principal cash flows of $48,345 and $63,794, respectively, and interest cash flows of $9,042 and $11,071, respectively, not expected to be collected.

(2)	Represents contractual principal cash flows of $1,640 and $1,858, respectively, and interest cash flows of $30,567 and $35,615, respectively, expected to be collected.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Changes in the accretable yield of loans purchased with deteriorated credit quality were as follows:

Total Purchased Credit Deteriorated Loans
Balance at January 1, 2016	$(49,439)
Additions through acquisition	(4,037)
Reclasses from nonaccretable difference	(950)
Accretion	14,711
Charge-off	2,242
Balance at December 31, 2016	$(37,473)
Additions through acquisition	(1,777)
Reclasses from nonaccretable difference	(9,750)
Accretion	15,560
Charge-off	1,233
Balance at December 31, 2017	$(32,207)
The following table presents the fair value of loans purchased from Metropolitan as of the July 1, 2017 acquisition date.

At acquisition date:	July 1, 2017
Contractually-required principal and interest	$1,198,741
Nonaccretable difference	(79,165)
Cash flows expected to be collected	1,119,576
Accretable yield	(154,543)
Fair value	$965,033

 The following table presents the fair value of loans purchased from KeyWorth as of the April 1, 2016 acquisition date.

At acquisition date:	April 1, 2016
Contractually-required principal and interest	$289,495
Nonaccretable difference	(3,848)
Cash flows expected to be collected	285,647
Accretable yield	(13,317)
Fair value	$272,330

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 6 – Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of non purchased and purchased loans and leases at December 31:

	2017	2016
Commercial, financial, agricultural	$1,039,393	$717,490
Lease financing	57,354	49,250
Real estate – construction	633,389	552,679
Real estate – 1-4 family mortgage	2,343,721	1,878,177
Real estate – commercial mortgage	3,427,530	2,898,895
Installment loans to individuals	122,276	108,627
Gross loans	7,623,663	6,205,118
Unearned income	(3,341)	(2,409)
Loans, net of unearned income	7,620,322	6,202,709
Allowance for loan losses	(46,211)	(42,737)
Net loans	$7,574,111	$6,159,972
Allowance for Loan Losses
The following table provides a roll-forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Year Ended December 31, 2017
Allowance for loan losses:
Beginning balance	$5,486	$2,380	$14,294	$19,059	$1,518	$42,737
Charge-offs	(2,874)	—	(1,713)	(1,791)	(630)	(7,008)
Recoveries	422	105	733	1,565	107	2,932
Net charge-offs	(2,452)	105	(980)	(226)	(523)	(4,076)
Provision for loan losses charged to operations	2,508	943	(1,305)	4,551	853	7,550
Ending balance	$5,542	$3,428	$12,009	$23,384	$1,848	$46,211
Period-End Amount Allocated to:
Individually evaluated for impairment	$190	$4	$606	$1,867	$7	$2,674
Collectively evaluated for impairment	5,040	3,424	10,831	20,625	1,840	41,760
Acquired with deteriorated credit quality	312	—	572	892	1	1,777
Ending balance	$5,542	$3,428	$12,009	$23,384	$1,848	$46,211

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 6 – Allowance for Loan Losses (continued)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Year Ended December 31, 2016
Allowance for loan losses:
Beginning balance	$4,186	$1,852	$13,908	$21,111	$1,380	$42,437
Charge-offs	(2,725)	—	(3,906)	(2,123)	(717)	(9,471)
Recoveries	331	47	997	757	109	2,241
Net charge-offs	(2,394)	47	(2,909)	(1,366)	(608)	(7,230)
Provision for loan losses	3,716	364	2,616	(879)	787	6,604
Benefit attributable to FDIC loss share agreements	(61)	—	(115)	(48)	(41)	(265)
Recoveries payable to FDIC	39	117	794	241	—	1,191
Provision for loan losses charged to operations	3,694	481	3,295	(686)	746	7,530
Ending balance	$5,486	$2,380	$14,294	$19,059	$1,518	$42,737
Period-End Amount Allocated to:
Individually evaluated for impairment	$446	$1	$1,134	$2,445	$115	$4,141
Collectively evaluated for impairment	4,668	2,379	12,319	15,008	1,402	35,776
Acquired with deteriorated credit quality	372	—	841	1,606	1	2,820
Ending balance	$5,486	$2,380	$14,294	$19,059	$1,518	$42,737
Year Ended December 31, 2015
Allowance for loan losses:
Beginning balance	$3,305	$1,415	$13,549	$22,759	$1,261	$42,289
Charge-offs	(943)	(26)	(2,173)	(2,613)	(1,021)	(6,776)
Recoveries	361	26	1,064	614	109	2,174
Net charge-offs	(582)	—	(1,109)	(1,999)	(912)	(4,602)
Provision for loan losses	1,489	435	650	312	1,027	3,913
Benefit attributable to FDIC loss share agreements	(64)	—	(91)	(717)	—	(872)
Recoveries payable to FDIC	38	2	909	756	4	1,709
Provision for loan losses charged to operations	$1,463	$437	$1,468	$351	$1,031	$4,750
Ending balance	$4,186	$1,852	$13,908	$21,111	$1,380	$42,437
Period-End Amount Allocated to:
Individually evaluated for impairment	$6	$20	$4,475	$3,099	$—	$7,600
Collectively evaluated for impairment	3,827	1,832	9,177	16,916	1,379	33,131
Acquired with deteriorated credit quality	353	—	256	1,096	1	1,706
Ending balance	$4,186	$1,852	$13,908	$21,111	$1,380	$42,437

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 6 – Allowance for Loan Losses (continued)

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
December 31, 2017
Individually evaluated for impairment	$3,064	$1,777	$14,482	$10,545	$439	$30,307
Collectively evaluated for impairment	1,021,014	631,612	2,275,270	3,260,648	174,211	7,362,755
Acquired with deteriorated credit quality	15,315	—	53,969	156,337	1,639	227,260
Ending balance	$1,039,393	$633,389	$2,343,721	$3,427,530	$176,289	$7,620,322
December 31, 2016
Individually evaluated for impairment	$1,886	$662	$12,088	$13,079	$277	$27,992
Collectively evaluated for impairment	703,610	551,177	1,794,137	2,700,829	153,206	5,902,959
Acquired with deteriorated credit quality	11,994	840	71,952	184,987	1,985	271,758
Ending balance	$717,490	$552,679	$1,878,177	$2,898,895	$155,468	$6,202,709

(1)	Includes lease financing receivables.
Note 7 – Premises and Equipment
(In Thousands)
Bank premises and equipment at December 31 are summarized as follows:

	2017	2016
Premises	$193,173	$183,957
Leasehold improvements	7,736	7,862
Furniture and equipment	45,625	42,166
Computer equipment	15,686	13,548
Autos	182	252
Total	262,402	247,785
Accumulated depreciation	(79,148)	(68,562)
Net	$183,254	$179,223
Depreciation expense was $13,136, $12,066 and $8,689 for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company has operating leases which extend to 2028 for certain land and office locations. Leases that expire are generally expected to be renewed or replaced by other leases. Rental expense was $4,827, $4,460 and $3,688 for 2017, 2016 and 2015, respectively. The following is a summary of future minimum lease payments for years following December 31, 2017:

2018	$5,734
2019	5,138
2020	4,344
2021	3,214
2022	2,120
Thereafter	6,672
Total	$27,222

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

	Purchased OREO	Non Purchased OREO	Total OREO
December 31, 2017
Residential real estate	$1,683	$758	$2,441
Commercial real estate	4,314	1,624	5,938
Residential land development	1,100	781	1,881
Commercial land development	4,427	1,247	5,674
Total	$11,524	$4,410	$15,934
December 31, 2016
Residential real estate	$2,230	$699	$2,929
Commercial real estate	6,401	1,680	8,081
Residential land development	2,344	1,688	4,032
Commercial land development	6,395	1,862	8,257
Total	$17,370	$5,929	$23,299
Changes in the Company’s purchased and non purchased OREO were as follows for the periods presented:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at December 31, 2015	$22,416	$12,986	$35,402
Purchased OREO	—	—	—
Transfers of loans	7,935	935	8,870
Impairments(1)	(1,631)	(1,484)	(3,115)
Dispositions	(11,071)	(6,458)	(17,529)
Other	(279)	(50)	(329)
Balance at December 31, 2016	$17,370	$5,929	$23,299
Purchased OREO	1,203	—	1,203
Transfers of loans	4,970	1,729	6,699
Impairments	(1,199)	(694)	(1,893)
Dispositions	(10,438)	(3,027)	(13,465)
Other	(382)	473	91
Balance at December 31, 2017	$11,524	$4,410	$15,934

(1)
Of the total impairment charges of $3,115 recorded for OREO in 2016, $3,018 was included in the Consolidated Statements of Income for the year ended December 31, 2016, while the remaining $97 increased the FDIC loss-share indemnification asset prior to the termination of the Company’s loss share agreements effective December 8, 2016.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 8 – Other Real Estate Owned (continued)

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows, as of the dates presented:

	December 31,
	2017	2016	2015
Repairs and maintenance	$728	$962	$840
Property taxes and insurance	423	1,374	809
Impairments	1,893	3,018	2,157
Net (gains) losses on OREO sales	(405)	590	(582)
Rental income	(169)	(248)	(179)
Total	$2,470	$5,696	$3,045
Note 9 – Goodwill and Other Intangible Assets
(In Thousands)
Changes in the carrying amount of goodwill during the years ended December 31, 2017 and 2016 were as follows:

	Community Banks	Insurance	Total
Balance at December 31, 2015	$443,104	$2,767	$445,871
Addition to goodwill from KeyWorth acquisition	20,633	—	20,633
Adjustment to previously recorded goodwill	4,030	—	4,030
Balance at December 31, 2016	$467,767	$2,767	$470,534
Addition to goodwill from Metropolitan acquisition	140,512	—	140,512
Balance at December 31, 2017	$608,279	$2,767	$611,046
The additions to goodwill in 2017 from the Metropolitan acquisition and in 2016 from the KeyWorth acquisition represent the excess of the purchase price over the fair value of assets acquired and liabilities assumed in the relevant transaction. The Company is in the process of completing Metropolitan’s final tax return and finalizing the fair values of property and equipment related to the Metropolitan acquisition; as such, the recorded balance of goodwill attributable to the Metropolitan acquisition is subject to change in future periods. The adjustment to previously recorded goodwill in 2016 is due to valuation adjustments on property and equipment as well as certain loans acquired from KeyWorth.
The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2017
Core deposit intangible	$54,958	$(31,586)	$23,372
Customer relationship intangible	1,970	(832)	1,138
Total finite-lived intangible assets	$56,928	$(32,418)	$24,510
December 31, 2016
Core deposit intangible	$47,992	$(25,188)	$22,804
Customer relationship intangible	1,970	(700)	1,270
Total finite-lived intangible assets	$49,962	$(25,888)	$24,074

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 9 – Goodwill and Other Intangible Assets (continued)

Core deposit intangible amortization expense for the years ended December 31, 2017, 2016 and 2015 was $6,399, $6,616 and $5,938, respectively. Customer relationship intangible amortization expense for the years ended December 31, 2017, 2016 and 2015 was $131 each year. The estimated amortization expense of finite-lived intangible assets for the five succeeding fiscal years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total
2018	$6,130	$131	$6,261
2019	5,212	131	5,343
2020	4,186	131	4,317
2021	3,107	131	3,238
2022	2,187	131	2,318
Note 10 – Mortgage Servicing Rights
(In Thousands)
Changes in the Company’s mortgage servicing rights (“MSRs”) were as follows, for the periods presented:

Carrying Value at January 1, 2016	$29,642
Sale of MSRs	(18,477)
Capitalization	18,061
Amortization	(2,884)
Impairment	(40)
Carrying Value at December 31, 2016	$26,302
Capitalization	16,973
Amortization	(3,936)
Carrying Value at December 31, 2017	$39,339
In 2016, the Company sold MSRs relating to mortgage loans having an aggregate unpaid principal balance totaling $1,830,444 to a third party for net proceeds of $18,508. There were no sales of MSRs in 2017 or 2015. During 2016, the Company recognized an impairment loss on MSRs in earnings in the amount of $40, which was included in “Mortgage banking income” in the Consolidated Statements of Income. There were no impairment losses recognized during 2017 or 2015.
Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31 are as follows:

	2017	2016	2015
Unpaid principal balance	$4,012,519	$2,763,344	$3,090,839
Weighted-average prepayment speed (CPR)	8.04%	7.34%	8.89%
Estimated impact of a 10% increase	$(1,592)	$(1,034)	$(1,203)
Estimated impact of a 20% increase	(3,095)	(2,010)	(2,330)

Discount rate	9.69%	9.64%	9.51%
Estimated impact of a 100bp increase	$(2,027)	$(1,368)	$(1,357)
Estimated impact of a 200bp increase	(3,896)	(2,629)	(2,612)

Weighted-average coupon interest rate	3.89%	3.83%	3.97%
Weighted-average servicing fee (basis points)	26.36	25.87	25.04
Weighted-average remaining maturity (in years)	7.98	11.11	15.23

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 10 – Mortgage Servicing Rights (continued)

The Company recorded servicing fees of $5,735, $3,212 and $3,369, respectively, for each of the twelve months ended December 31, 2017, 2016 and 2015. These fees are included under the line item “Mortgage banking income” in the Consolidated Statements of Income.
Note 11 – Deposits
(In Thousands)
The following is a summary of deposits as of December 31:

	2017	2016
Noninterest-bearing deposits	$1,840,424	$1,561,357
Interest-bearing demand deposits	3,702,019	3,333,896
Savings deposits	571,948	543,131
Time deposits	1,806,684	1,620,753
Total deposits	$7,921,075	$7,059,137
The approximate scheduled maturities of time deposits at December 31, 2017 are as follows:

2018	$914,502
2019	513,379
2020	294,312
2021	47,211
2022	34,578
Thereafter	2,702
Total	$1,806,684
The aggregate amount of time deposits in denominations of $250 or more at December 31, 2017 and 2016 was $382,630 and $313,409, respectively. Certain executive officers and directors had amounts on deposit with Renasant Bank of approximately $43,777 and $28,107 at December 31, 2017 and 2016, respectively.
Note 12 – Short-Term Borrowings
(In Thousands)
Short-term borrowings as of December 31 are summarized as follows:

	2017	2016
Securities sold under agreements to repurchase	$6,814	$9,676
Federal Home Loan Bank short-term advances	83,000	100,000
Total short-term borrowings	$89,814	$109,676
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Short-Term Borrowings (continued)

The average balances and cost of funds of short-term borrowings for the years ending December 31 are summarized as follows:

	Average Balances			Cost of Funds
	2017	2016	2015	2017	2016	2015
Federal Home Loan Bank short-term advances	$208,332	$344,724	$207,575	1.27%	0.46%	0.18%
Securities sold under agreements to repurchase	9,215	12,205	15,515	0.17	0.20	0.21
Total short-term borrowings	$217,547	$356,929	$223,090	1.22%	0.45%	0.18%
The Company maintains lines of credit with correspondent banks totaling $80,000 at December 31, 2017. Interest is charged at the market federal funds rate on all advances. There were no amounts outstanding under these lines of credit at December 31, 2017 or 2016.
Note 13 – Long-Term Debt
(In Thousands)
Long-term debt as of December 31, 2017 and 2016 is summarized as follows:

	2017	2016
Federal Home Loan Bank advances	$7,493	$8,542
Other long-term debt	98	147
Junior subordinated debentures	85,881	95,643
Subordinated notes	114,074	98,127
Total long-term debt	$207,546	$202,459
Federal Home Loan Bank advances
Long-term advances from the FHLB outstanding at December 31, 2017 had maturities ranging from 2018 to 2030 with a combination of fixed and floating rates ranging from 1.09% to 6.46%. Weighted-average interest rates on outstanding advances at December 31, 2017 and 2016 were 3.33% and 3.47%, respectively. These advances are collateralized by a blanket lien on the Company’s loans. The Company had availability on unused lines of credit with the FHLB of $2,670,141 at December 31, 2017.
In connection with the prepayment of $42,369 in long-term advances from the FHLB during 2016, the Company incurred penalty charges of $2,539, which is included under the line item “Extinguishment of debt” in the Consolidated Statements of Income. The Company did not prepay any outstanding long-term advances from the FHLB during 2017 or 2015.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Long-Term Debt (continued)

The following table provides details on the debentures as of December 31, 2017:

	Principal Amount	Interest Rate	Year of Maturity	Amount Included in Tier 1 Capital
PHC Statutory Trust I	$20,619	4.45%	2033	$20,000
PHC Statutory Trust II	31,959	3.46	2035	31,000
Capital Bancorp Capital Trust I	12,372	3.19	2035	12,000
First M&F Statutory Trust I	30,928	2.92	2036	20,003
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
In connection with the acquisition of HFHC, the Company assumed the debentures issued by Heritage Financial Statutory Trust I. On February 22, 2017, the Company redeemed these debentures. The debentures were redeemed for an aggregate amount of $10,515, which included the principal amount of $10,310 and a prepayment penalty of $205.
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
In connection with the acquisition of First M&F Corporation (“First M&F”) in 2013, the Company assumed the debentures issued to First M&F Statutory Trust I. The discount associated with the Company’s assumption of the debentures issued to First M&F Statutory Trust I had a carrying value of $9,997 at December 31, 2017 and $10,545 at December 31, 2016. The discount is being amortized through March 2036. The interest rate for First M&F Statutory Trust I reprices quarterly equal to the three-month LIBOR plus a spread of 133 basis points. The Company also assumed from First M&F a pay-fixed, receive-floating interest rate swap, maturing on March 15, 2018, which calls for the Company to pay a fixed rate of 3.795% and receive a variable rate of three-month LIBOR plus a spread of 133 basis points on a quarterly basis. The debentures owned by First M&F Statutory Trust I are currently redeemable at par.
The Company has classified $83,003 of the debentures described in the above paragraphs as Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities, similar to the junior subordinated debentures issued or assumed by the Company, that are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures the Company includes in Tier 1 capital. Furthermore, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act have no effect on the treatment of these debentures as Tier 1 capital while we remain below $15,000,000 in assets.
For more information about the Company’s derivative financial instruments, see Note 15, “Derivative Instruments.”
Subordinated notes
On August 22, 2016, the Company issued and sold in an underwritten public offering $60,000 aggregate principal amount of its 5.00% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2026 Notes”) and $40,000 aggregate principal amount of its 5.50% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2031 Notes”), at a public offering price equal to 100% of the aggregate principal amounts of the Notes. As part of the Metropolitan acquisition in 2017, the Company assumed $15,000 of

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Long-Term Debt (continued)

6.50% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Metropolitan Notes”; the 2026 Notes, the 2031 Notes and the Metropolitan Notes are referred to collectively as the “Notes”).
The Metropolitan Notes, 2026 Notes and 2031 Notes mature on July 1, 2026, September 1, 2026 and on September 1, 2031, respectively. Until but excluding July 1, 2021, the Company will pay interest on the Metropolitan Notes semi-annually in arrears on each January 1 and July 1 at a fixed annual interest rate equal to 6.50%. From and including July 1, 2021 to but excluding the maturity date or the date of earlier redemption, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus a spread of 554.5 basis points, payable quarterly in arrears on each January 1, April 1, July 1 and October 1. Until but excluding September 1, 2021 and 2026, respectively, the Company will pay interest on the 2026 Notes and 2031 Notes semi-annually in arrears on each March 1 and September 1 at a fixed annual interest rate equal to 5.00% and 5.50%, respectively. From and including September 1, 2021 and 2026, respectively, to but excluding the maturity date or the date of earlier redemption, the interest rate on the 2026 Notes and 2031 Notes will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus a spread of 384 basis points and 407.1 basis points, respectively, payable quarterly in arrears on each March 1, June 1, September 1 and December 1. Notwithstanding the foregoing, for all of the Notes, in the event that three-month LIBOR is less than zero, three-month LIBOR shall be deemed to be zero. Beginning with the interest payment date of July 1, 2021, as to the Metropolitan Notes, the interest payment date of September 1, 2021 as to the 2026 Notes, and the interest payment date of September 1, 2026, as to the 2031 Notes, and on any interest payment date thereafter, the Company may redeem the applicable Notes in whole or in part at a redemption price equal to 100% of the principal amount of the respective Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption.
The Company may also redeem any series of the Notes at any time, at the Company’s option, in whole or in part, if: (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) a subsequent event occurs that could preclude the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended. In each case, the redemption price is 100% of the principal amount of the Notes being redeemed plus any accrued and unpaid interest to but excluding the redemption date. There is no sinking fund for the benefit of the Notes, and none of the Notes are convertible or exchangeable.
The aggregate stated maturities of long-term debt outstanding at December 31, 2017, are summarized as follows:

2018	$26
2019	1,969
2020	448
2021	219
2022	549
Thereafter	204,335
Total	$207,546
Note 14 – Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
Pension and Post-retirement Medical Plans
The Company sponsors a noncontributory defined benefit pension plan, under which participation and future benefit accruals ceased as of December 31, 1996. The Company’s funding policy is to contribute annually to the plan an amount at least equal to the minimum amount determined by consulting actuaries in accordance with the requirements of the Internal Revenue Code of 1986, as amended. No contributions were made to the pension plan in 2017 or 2016. The Company does not anticipate that a contribution will be required in 2018. The plan’s accumulated benefit obligation and respective projected benefit obligation are substantially the same since benefit accruals under the plan have ceased. The accumulated benefit obligation for the plan was $27,859 and $28,012 at December 31, 2017 and 2016, respectively. There is no additional minimum pension liability required to be recognized.
In connection with the acquisition of Heritage Financial Group, Inc. in 2015, the Company assumed the defined benefit pension plan maintained by HeritageBank, under which accruals had ceased and which had been terminated by HeritageBank immediately prior to the acquisition date. Final distribution of all benefits under the plan was completed in August 2016.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

The Company also provides retiree health care benefits for certain employees who were employed by the Company and enrolled in the Company’s health plan as of December 31, 2004. To receive benefits, an eligible employee must retire from service with the Company and its affiliates between age 55 and 65 and be credited with at least 15 years of service or with 70 points, determined as the sum of age and service at retirement. The Company periodically determines the portion of the premium to be paid by each eligible retiree and the portion to be paid by the Company. Coverage ceases when an employee attains age 65 and is eligible for Medicare. The Company also provides life insurance coverage for each retiree in the face amount of $5 until age 70. Retirees can purchase additional insurance or continue coverage beyond age 70 at their sole expense. The Company contributed $119 and $152 to the plan in 2017 and 2016, respectively. The Company expects to contribute approximately $214 in 2018.
The Company has accounted for its obligation related to these retiree benefits in accordance with ASC 715, “Compensation – Retirement Benefits.” The assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for the next year is 5.5%. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation or the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2017, and for the year then ended.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

Information relating to the legacy Renasant defined benefit pension plan (“Pension Benefits - Renasant”), the assumed HeritageBank defined benefit pension plan (“Pension Benefits - HeritageBank”) and post-retirement health and life plan (“Other Benefits”) as of December 31, 2017 and 2016 is as follows:

	Pension Benefits Renasant		Pension Benefits HeritageBank(2)	Other Benefits
	2017	2016	2016	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$28,012	$27,856	$12,913	$1,566	$1,704
Service cost	—	—	—	9	12
Interest cost	1,168	1,216	172	42	58
Plan participants’ contributions	—	—	—	77	76
Actuarial loss (gain)	582	(115)	(481)	(328)	(56)
Benefits paid	(1,903)	(2,018)	(22)	(196)	(228)
Settlements(1)	—	—	(11,509)	—	—
Transfer from HeritageBank Pension Plan	—	1,073	(1,073)	—	—
Benefit obligation at end of year	$27,859	$28,012	$—	$1,170	$1,566
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$25,241	$24,434	$12,458
Actual return on plan assets	3,575	1,752	29
Contribution by employer	—	—	142
Benefits paid	(1,903)	(2,018)	(22)
Settlements(1)	—	—	(11,509)
Expenses paid from plan trust	—	—	(25)
Transfer from HeritageBank Pension Plan	—	1,073	(1,073)
Fair value of plan assets at end of year	$26,913	$25,241	$—
Funded status at end of year	$(946)	$(2,771)	$—	$(1,170)	$(1,566)
Weighted-average assumptions as of December 31
Discount rate used to determine the benefit obligation	3.96%	4.35%	—%	3.37%	3.57%

(1)	Settlements from the HeritageBank defined benefit pension plan represent the lump sum payments made to participants upon final distribution of benefits as a result of the plan’s termination.

(2)
Because final distribution of all benefits under the HeritageBank defined benefit pension plan was completed in August 2016, there was no impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2017.

The discount rate assumptions at December 31, 2017 were determined using a yield curve approach. A yield curve was developed for a selection of high quality fixed-income investments whose cash flows approximate the timing and amount of expected cash flows from the benefit plans. The selected discount rate is the rate that produces the same present value of the benefit plan’s projected benefit payments.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for the defined benefit pension and post-retirement health and life plans for the year ended December 31, 2017, 2016 and 2015 are as follows:

	Pension Benefits Renasant			Pension Benefits HeritageBank(1)		Other Benefits
	2017	2016	2015	2016	2015	2017	2016	2015
Service cost	$—	$—	$—	$—	$—	$9	$12	$17
Interest cost	1,168	1,216	1,095	172	305	42	58	60
Expected return on plan assets	(1,941)	(1,872)	(2,040)	(113)	(216)	—	—	—
Prior service cost recognized	—	—	—	—	—	—	—	—
Recognized actuarial loss	401	404	331	—	—	6	76	101
Settlement/curtailment/termination losses	—	—	—	(780)	(65)	—	—	—
Net periodic benefit cost	(372)	(252)	(614)	(721)	24	57	146	178
Net actuarial loss/(gain) arising during the period	(1,051)	5	2,812	(397)	(448)	(328)	(56)	(37)
Net Settlement/curtailment/termination losses	—	—	—	780	65	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	(401)	(404)	(331)	—	—	(6)	(76)	(101)
Total recognized in other comprehensive income	(1,452)	(399)	2,481	383	(383)	(334)	(132)	(138)
Total recognized in net periodic benefit cost and other comprehensive income	$(1,824)	$(651)	$1,867	$(338)	$(359)	$(277)	$14	$40
Weighted-average assumptions as of December 31
Discount rate used to determine net periodic pension cost	4.35%	4.56%	4.00%	4.27%	4.00%	3.57%	3.63%	3.22%
Expected return on plan assets	8.00%	8.00%	8.00%	3.00%	3.00%	N/A	N/A	N/A

(1)
Because final distribution of all benefits under the HeritageBank defined benefit pension plan was completed in August 2016, there was no impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2017.

Future estimated benefit payments under the Renasant defined benefit pension plan and post-retirement health and life plan are as follows:

	Pension Benefits Renasant	Other Benefits
2018	$2,019	$214
2019	2,036	182
2020	2,043	151
2021	2,048	148
2022	2,033	120
2023 - 2027	9,659	386

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

Amounts recognized in accumulated other comprehensive income, before tax, for the year ended December 31, 2017 are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss	10,063	85
Total	$10,063	$85
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss	349	—
Total	$349	$—
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
The fair values of the Company’s defined benefit pension plan assets by category at December 31, 2017 and 2016 follow below. Corporate stocks consist primarily of common stocks of both U.S. companies and international companies that are traded in active markets and are valued based on quoted market prices of identical assets (Level 1). The Company’s investments in registered investment companies consist primarily of investments in funds that invest in investment grade fixed income securities. These investments are traded in active markets and are valued based on quoted market prices of identical assets (Level 1). Fixed income securities consist of U.S. Government securities, investment grade corporate debt, and foreign and municipal obligations. The fair values of these instruments are based on quoted market prices of similar instruments or a discounted cash flow model (Level 2).

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
December 31, 2017
Cash and cash equivalents	$387	$—	$—	$387
U.S. government securities	—	2,496	—	2,496
Corporate debt	—	1,908	—	1,908
Corporate stocks	20,557	—	—	20,557
Investments in registered investment companies	921	—	—	921
Foreign obligations	—	644	—	644
	$21,865	$5,048	$—	$26,913

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
December 31, 2016
Cash and cash equivalents	$1,639	$—	$—	$1,639
U.S. government securities	—	2,270	—	2,270
Corporate debt	—	1,991	—	1,991
Corporate stocks	17,823	—	—	17,823
Investments in registered investment companies	871	—	—	871
Foreign obligations	—	647	—	647
	$20,333	$4,908	$—	$25,241
Other Retirement Plans
The Company maintains a 401(k) plan, which is a contributory plan maintained in the form of a “safe harbor” arrangement. Employees may contribute pre-tax earnings, subject to a maximum established annually by the IRS. The Company matches employee deferrals, up to 4% of compensation. Such matching contributions are allocated to participants at the end of each payroll cycle. The Company also makes a nondiscretionary contribution for each eligible employee in an amount equal to 5% of plan compensation and 5% of plan compensation in excess of the Social Security wage base. This nondiscretionary contribution is allocated to participants who are employed on the last day of each plan year and credited with 1000 hours of service during the year. Employees are automatically enrolled in the plan when employment commences. The Company’s costs related to the 401(k) plan, excluding employee deferrals, in 2017, 2016 and 2015 were $11,471, $10,762 and $9,271, respectively.
In connection with the KeyWorth acquisition, the Company assumed the KeyWorth Bank 401(k) Plan maintained by KeyWorth, under which all contributions had ceased and which had been terminated by KeyWorth immediately prior to the acquisition date. Distribution of benefits under this plan made solely on account of its termination was completed in June 2016. Similarly, in connection with the Metropolitan acquisition, the Company assumed the Metropolitan Bank 401(k) Plan maintained by Metropolitan Bank, under which all contributions had ceased and which had been terminated by Metropolitan Bank immediately prior to the acquisition date. Distribution of benefits under this plan made solely on account of its termination is anticipated to occur once a determination as to its qualified status in connection with its termination has been received from the Internal Revenue Service. There was no impact on the Company’s consolidated financial statements as of and for the years ended December 31, 2017 or 2016 associated with these plans.
The Company assumed supplemental executive retirement plans (SERPs) in connection with the acquisition of Capital in 2007. The SERPs were established by Capital to provide supplemental retirement benefits. The plans provide four officers of the Company specified annual benefits based upon a projected retirement date. These benefits are payable for a 15-year period after retirement. The supplemental executive retirement plan liabilities totaled $3,846 and $3,543 at December 31, 2017 and 2016, respectively. The plans are not qualified under Section 401 of the Internal Revenue Code.
Deferred Compensation Plans
The Company maintains three deferred compensation plans: a Deferred Stock Unit Plan which is invested in Company stock units and two deferred compensation plans invested in publicly-traded investment alternatives. Nonemployee directors may defer all or any portion of their fees and retainer to the Deferred Stock Unit Plan or the deferred compensation plan maintained for their benefit. Officers may defer base salary and bonus to the Deferred Stock Unit Plan or salary to the deferred compensation plan maintained for their benefit, subject to limits that may be determined annually by the Company. Amounts credited to the Deferred Stock Unit Plan are invested in units representing shares of the Company’s common stock. Amounts credited to the conventional deferred compensation plans are invested at the discretion of each participant from among designated investment alternatives. Directors and officers who participated in these deferred compensation plans on or before December 31, 2006, may invest in a preferential interest rate investment that is derived from the Moody’s Average Corporate Bond Rate, adjusted monthly, and the beneficiaries of participants in the deferred compensation plans as of such date may receive a preretirement death benefit in excess of the amounts credited to plan accounts at the time of death. All of the Company’s deferred compensation plans are unfunded. It is anticipated that the two deferred compensation plans will result in no additional cost to the Company because life insurance policies on the lives of the participants have been purchased in amounts estimated to be sufficient to pay plan benefits. The Company

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

is both the owner and beneficiary of the life insurance policies. The expense recorded in 2017, 2016 and 2015 for the Company’s deferred compensation plans, inclusive of deferrals, was $1,935, $1,537 and $1,225, respectively.
In connection with the Metropolitan acquisition, the Company assumed the Metropolitan BancGroup, Inc. Nonqualified Deferred Compensation Plan (“Metropolitan Bank Plan”) maintained by Metropolitan Bank. Participant deferrals were continued in accordance with deferral elections in place under the Metropolitan Bank Plan through December 31, 2017, at which time participant deferrals into this plan ceased. The distribution of accrued account balances will occur in accordance with distribution elections in place under the Metropolitan Bank Plan. Because funds were set aside by Metropolitan and actively invested in a manner identical to the participant account balances, investment gains and losses earned on the invested assets exactly offset the expense recorded to the participant accounts for the year ended December 31, 2017.
Incentive Compensation Plans
Under the Company’s “Performance Based Rewards” incentive compensation plan, annual cash bonuses are paid to eligible officers and employees, subject to the attainment of designated performance criteria. The Company designates minimum levels of performance for all participating profit centers and rewards employees on performance over the minimum level. The expense associated with the plan for 2017, 2016 and 2015 was $4,490, $2,307 and $3,608, respectively.
In March 2011, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. The Company issues shares of treasury stock to satisfy stock options exercised or restricted stock granted under the plan. Options granted under the plan allow participants to acquire shares of the Company’s common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and cancelled upon the termination of a participant’s employment. There were no stock options granted during the years ended December 31, 2017, 2016 or 2015. The Company recorded compensation expense of $73 for the year ended December 31, 2015 for options granted prior to 2015 under the plan. There was no compensation expense associated with options recorded for the years ended December 31, 2017 or 2016.

The following table summarizes information about options issued under the long-term equity incentive plan as of and for the three years ended December 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2015	830,950	$18.70
Granted	—	—
Exercised	(201,371)	20.82
Forfeited	(8,133)	29.45
Outstanding at December 31, 2015	621,446	$17.88	3.91	$10,274
Exercisable at December 31, 2015	606,027	$17.85	3.83	$10,038
Granted	—	—
Exercised	(435,177)	18.67
Forfeited	(644)	29.67
Outstanding at December 31, 2016	185,625	$15.97	3.91	$4,872
Exercisable at December 31, 2016	185,625	$15.97	3.91	$4,872
Granted	—	—
Exercised	(95,875)	16.25
Forfeited	—	—
Outstanding at December 31, 2017	89,750	$15.67	3.14	$2,263
Exercisable at December 31, 2017	89,750	$15.67	3.14	$2,263

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $2,487, $8,323 and $2,445, respectively. The total grant date fair value of options vested during December 31, 2016 and 2015 was $78, and $235, respectively. All options outstanding during 2017 were fully vested and exercisable as of December 31, 2016.
The Company awards performance-based restricted stock to executives and other officers and time-based restricted stock to directors, executives and other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a designated service period and the attainment of specified performance goals. Target performance levels are derived from the Company’s budget, with threshold performance set at approximately 5% below target and superior performance set at approximately 5% above target. Performance-based restricted stock is granted at the target level; the number of shares ultimately awarded is determined at the end of the applicable performance period and may be increased or decreased depending upon the Company meeting or exceeding (or failing to meet or exceed) the financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock grant is the closing price of the Company’s common stock on the day immediately preceding the grant date. The Company recorded compensation expense of $5,293, $3,117 and $3,884 for the years ended December 31, 2017, 2016 and 2015, respectively, for restricted stock awarded under the plan. The following table summarizes the changes in restricted stock as of and for the year ended December 31, 2017:

	Performance- Based Restricted Stock(1)	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	—	$—	117,345	$31.76
Granted	57,204	42.22	153,270	42.81
Vested	(55,204)	42.22	(43,305)	32.36
Cancelled	(2,000)	42.22	(9,235)	39.49
Nonvested at end of year	—	$—	218,075	$39.08
(1) In January 2017, the Company awarded 54,450 shares of performance-based restricted stock based on the target level of performance goals of which 2,000 were cancelled prior to the attainment of performance goals. The Company exceeded the financial performance measures for the award; therefore, an additional 2,754 shares were issued for a total award of 55,204 shares.
Unrecognized stock-based compensation expense related to restricted stock totaled $2,105 at December 31, 2017. At such date, the weighted average period over which this unrecognized expense is expected to be recognized was approximately 1.60 years. There was no unrecognized stock-based compensation expense related to stock options at December 31, 2017.
At December 31, 2017, an aggregate of 2,273,192 shares of Company common stock were reserved for issuance under the Company’s employee benefit plans.
Note 15 – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2017, the Company had notional amounts of $216,741 on interest rate contracts with corporate customers and $216,741 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.
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
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $131,000 and $120,050 at December 31, 2017 and 2016, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $199,000 and $257,000 at December 31, 2017 and 2016, respectively.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet	December 31,
	Location	2017	2016
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$3,171	$1,985
Interest rate lock commitments	Other Assets	2,756	2,643
Forward commitments	Other Assets	50	4,480
Totals		$5,977	$9,108
Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$2,536	$3,410
Totals		$2,536	$3,410
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$3,171	$1,985
Interest rate lock commitments	Other Liabilities	4	246
Forward commitments	Other Liabilities	328	269
Totals		$3,503	$2,500

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Derivative Instruments (continued)

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows, as of the dates presented:

	Year Ended December 31,
	2017	2016	2015
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$3,981	$2,402	$2,200
Interest rate lock commitments:
Included in mortgage banking income	356	(2,111)	(530)
Forward commitments
Included in mortgage banking income	(4,489)	4,275	(1,917)
Total	$(152)	$4,566	$(247)
For the Company’s derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the years ended December 31, 2017, 2016 and 2015. The impact on other comprehensive income for the years ended December 31, 2017, 2016, and 2015, can be seen at Note 19, “Other Comprehensive Income.”
Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements; however, the Company has not elected to offset such financial instruments in the Consolidated Balance Sheets. The following table presents the Company’s gross derivative positions as recognized in the Consolidated Balance Sheets as well as the net derivative positions, including collateral pledged to the extent the application of such collateral did not reduce the net derivative liability position below zero, had the Company elected to offset those instruments subject to an enforceable master netting agreement as of the dates presented:

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Gross amounts recognized	$717	$4,778	$5,303	$4,893
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	717	4,778	5,303	4,893
Gross amounts not offset in the consolidated balance sheets
Financial instruments	717	567	717	567
Financial collateral pledged	—	—	4,357	4,326
Net amounts	$—	$4,211	$229	$—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 16 – Income Taxes
(In Thousands)
Significant components of the provision for income taxes are as follows for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$28,380	$31,679	$17,004
State	1,354	2,131	995
	29,734	33,810	17,999
Deferred
Federal	22,314	10,480	12,625
State	1,147	557	1,126
Revaluation of net deferred tax assets as a result of the Tax Cuts and Jobs Act	14,486	—	—
	37,947	11,037	13,751
	$67,681	$44,847	$31,750
The reconciliation of income taxes computed at the United States federal statutory tax rates to the provision for income taxes is as follows, for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Tax at U.S. statutory rate	$55,955	$47,522	$34,918
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(3,595)	(3,467)	(3,377)
BOLI income	(1,524)	(1,622)	(1,264)
Investment tax credits	(1,591)	(1,390)	(1,390)
Amortization of investment in low-income housing tax credits	1,873	1,742	1,734
State income tax expense, net of federal benefit	1,626	1,747	1,378
Revaluation of net deferred tax assets as a result of the Tax Cuts and Jobs Act	14,486	—	—
Other items, net	451	315	(249)
	$67,681	$44,847	$31,750

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows for the periods presented:

	December 31,
	2017	2016
Deferred tax assets
Allowance for loan losses	$13,966	$19,934
Loans	15,062	23,240
Deferred compensation	7,093	11,254
Net unrealized losses on securities	3,659	10,096
Impairment of assets	1,748	2,512
Net operating loss carryforwards	2,419	2,867
Other	4,722	7,149
Gross deferred tax assets	48,669	77,052
Valuation allowance on state net operating loss carryforwards	—	—
Total deferred tax assets	48,669	77,052
Deferred tax liabilities
Investment in partnerships	757	1,556
Depreciation	3,163	2,517
Mortgage servicing rights	10,139	3,360
Subordinated debt	2,394	4,111
Other	1,859	2,876
Total deferred tax liabilities	18,312	14,420
Net deferred tax assets	$30,357	$62,632
The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. After reviewing the Company's inventory of deferred tax assets and liabilities on the date of enactment and giving consideration to the future impact of the lower corporate tax rates and other provisions of the new legislation, the Company's revaluation of its net deferred tax assets was $14,486, which was included in “Income taxes” in the Consolidated Statements of Income. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of December 31, 2017 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of December 31, 2017.
The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2014 through 2016. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2013 through 2016.
The Company acquired federal and state net operating losses as part of the Metropolitan and Heritage acquisitions. The federal and state net operating losses acquired in the Metropolitan acquisition were $11,788 and $12,881, respectively, none of which remained to be utilized as of December 31, 2017. The federal net operating loss acquired in the Heritage acquisition totaled $18,321, of which $5,920 remained to be utilized as of December 31, 2017, while state net operating losses totaled $17,168, of which $7,319 remained to be utilized as of December 31, 2017. Both the federal and state net operating losses will expire at various dates beginning in 2031; however, the Company expects to utilize the federal and state net operating losses prior to expiration. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the year end December 31, 2017.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Income Taxes (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, related to federal and state income tax matters as of December 31 follows below. These amounts have been adjusted for the change in the tax rate from 35% to 21%.

	2017	2016	2015
Balance at January 1	$1,510	$1,485	$2,653
Additions based on positions related to current period	467	25	367
Additions based on positions related to prior period	—	—	—
Reductions based on positions related to prior period	—	—	(201)
Settlements	—	—	(1,334)
Reductions due to lapse of statute of limitations	(371)	—	—
Balance at December 31	$1,606	$1,510	$1,485
If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate for 2017 relative to any tax positions taken prior to January 1, 2017. The Company had accrued $169, $169 and $125 for interest and penalties related to unrecognized tax benefits as of December 31, 2017, 2016 and 2015, respectively.
Note 17 – Investments in Qualified Affordable Housing Projects
(In Thousands)
The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period. At December 31, 2017 and December 31, 2016, the Company’s carrying value of QAHPs was $7,637 and $6,331, respectively. During the first quarter of 2017, the Company sold its interest in a limited liability partnership which reduced the carrying value of the investment in QAHPs by approximately $2,450. On July 1, 2017, the Company acquired $5,481 in QAHPs in its acquisition of Metropolitan. The Company has no remaining funding obligations related to the QAHPs. The investments in QAHPs are accounted for using the effective yield method. The investments in QAHPs are included in “Other assets” on the Consolidated Balance Sheets.
Components of the Company’s investments in qualified affordable housing projects were included in the line item “Income taxes” in the Consolidated Statements of Income for the periods presented as follows:

	Year Ended
	December 31,
	2017	2016
Investment amortization	$1,714	$1,335
Tax credits and other benefits	(2,190)	(1,927)
Total	$(476)	$(592)
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 – Fair Value Measurements (continued)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
December 31, 2017
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$3,564	$—	$3,564
Obligations of states and political subdivisions	—	234,481	—	234,481
Residential mortgage-backed securities:
Government agency-mortgage backed securities	—	193,950	—	193,950
Government agency collateralized mortgage obligations	—	176,639	—	176,639
Commercial mortgage-backed securities:
Government agency-mortgage backed securities	—	31,170	—	31,170
Government agency collateralized mortgage obligations	—	5,006	—	5,006
Trust preferred securities	—	—	9,388	9,388
Other debt securities	—	17,290	—	17,290
Total securities available for sale	—	662,100	9,388	671,488
Derivative instruments:
Interest rate contracts	—	3,171	—	3,171
Interest rate lock commitments	—	2,756	—	2,756
Forward commitments	—	50	—	50
Total derivative instruments	—	5,977	—	5,977
Mortgage loans held for sale	—	108,316	—	108,316
Total financial assets	$—	$776,393	$9,388	$785,781
Financial liabilities:
Derivative instruments:
Interest rate swap	$—	$2,536	$—	$2,536
Interest rate contracts	—	3,171	—	3,171
Interest rate lock commitments	—	4	—	4
Forward commitments	—	328	—	328
Total derivative instruments	—	6,039	—	6,039
Total financial liabilities	$—	$6,039	$—	$6,039

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 – Fair Value Measurements (continued)

	Level 1	Level 2	Level 3	Totals
December 31, 2016
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,158	$—	$2,158
Residential mortgage-backed securities:
Government agency mortgage-backed securities	—	409,317	—	409,317
Government agency collateralized mortgage obligations	—	168,826	—	168,826
Commercial mortgage-backed securities:
Government agency-mortgage backed securities	—	50,863	—	50,863
Government agency collateralized mortgage obligations	—	2,550	—	2,550
Trust preferred securities	—	—	18,389	18,389
Other debt securities	—	22,145	—	22,145
Total securities available for sale	—	655,859	18,389	674,248
Derivative instruments:
Interest rate contracts	—	1,985	—	1,985
Interest rate lock commitments	—	2,643	—	2,643
Forward commitments	—	4,480	—	4,480
Total derivative instruments	—	9,108	—	9,108
Mortgage loans held for sale	—	177,866	—	177,866
Total financial assets	$—	$842,833	$18,389	$861,222
Financial liabilities:
Derivative instruments:
Interest rate swap	$—	$3,410	$—	$3,410
Interest rate contracts	—	1,985	—	1,985
Interest rate lock commitments	—	246	—	246
Forward commitments	—	269	—	269
Total derivative instruments	—	5,910	—	5,910
Total financial liabilities	$—	$5,910	$—	$5,910
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 – Fair Value Measurements (continued)

The following table provides for the periods presented a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs:

Securities available for sale
Trust preferred securities
Balance at January 1, 2016	$19,469
Realized (gains) losses included in net income, net of premium amortization	33
Unrealized gains included in other comprehensive income	(59)
Sales	—
Issues	—
Settlements	(1,054)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2016	$18,389
Realized (gains) losses included in net income, net of premium amortization	25
Unrealized gains included in other comprehensive income	2,364
Sales	(9,346)
Issues	—
Settlements	(2,044)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2017	$9,388
For 2017 and 2016, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of December 31, 2017 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$9,388	Discounted cash flows	Default rate	0-100%

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 – Fair Value Measurements (continued)

Nonrecurring Fair Value Measurements
Certain assets may be recorded at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically are a result of the application of the lower of cost or market accounting or a write-down occurring during the period. The following table provides as of the dates presented the fair value measurement for assets measured at fair value on a nonrecurring basis that were still held on the Consolidated Balance Sheets at period end and the level within the fair value hierarchy each is classified:

	Level 1	Level 2	Level 3	Totals
December 31, 2017
Impaired loans	$—	$—	$9,251	$9,251
OREO	—	—	7,392	7,392
Total	$—	$—	$16,643	$16,643

	Level 1	Level 2	Level 3	Totals
December 31, 2016
Impaired loans	$—	$—	$4,101	$4,101
OREO	—	—	6,741	6,741
Mortgage servicing rights	—	—	26,302	26,302
Total	$—	$—	$37,144	$37,144
The following methods and assumptions are used by the Company to estimate the fair values of the Company’s assets measured on a nonrecurring basis:
Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans that were measured or re-measured at fair value had a carrying value of $9,608 and $4,406 at December 31, 2017 and December 31, 2016, respectively, and a specific reserve for these loans of $357 and $305 was included in the allowance for loan losses for the same periods ended.
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
The following table presents, as of the dates presented, OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets at period-end:

	December 31, 2017	December 31, 2016
Carrying amount prior to remeasurement	$8,732	$8,290
Impairment recognized in results of operations	(1,340)	(1,549)
Fair value	$7,392	$6,741
Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at December

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 – Fair Value Measurements (continued)

31, 2017 and December 31, 2016, and $40 in impairment charges were recognized in earnings for the twelve months ended December 31, 2016. There were no impairment charges recognized in earnings in 2017.
The following table presents information as of December 31, 2017 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$9,251	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$7,392	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%
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
Net gains of $1,594 resulting from fair value changes of these mortgage loans were recorded in income during 2017. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2017:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale	$108,316	$104,820	$3,496
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 – Fair Value Measurements (continued)

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2017
Financial assets
Cash and cash equivalents	$281,453	$281,453	$—	$—	$281,453
Securities available for sale	671,488	—	662,100	9,388	671,488
Mortgage loans held for sale	108,316	—	108,316	—	108,316
Loans, net	7,574,111	—	—	7,514,185	7,514,185
Mortgage servicing rights	39,339	—	—	47,868	47,868
Derivative instruments	5,977	—	5,977	—	5,977
Financial liabilities
Deposits	$7,921,075	$6,114,391	$1,809,085	$—	$7,923,476
Short-term borrowings	89,814	89,814	—	—	89,814
Other long-term borrowings	98	98	—	—	98
Federal Home Loan Bank advances	7,493	—	7,661	—	7,661
Junior subordinated debentures	85,881	—	69,702	—	69,702
Subordinated notes	114,074	—	118,650	—	118,650
Derivative instruments	6,039	—	6,039	—	6,039

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2016
Financial assets
Cash and cash equivalents	$306,224	$306,224	$—	$—	$306,224
Securities held to maturity	356,282	—	362,893	—	362,893
Securities available for sale	674,248	—	655,859	18,389	674,248
Mortgage loans held for sale	177,866	—	177,866	—	177,866
Loans, net	6,159,972	—	—	5,989,790	5,989,790
Mortgage servicing rights	26,302	—	—	32,064	32,064
Derivative instruments	9,108	—	9,108	—	9,108
Financial liabilities
Deposits	$7,059,137	$5,438,384	$1,631,027	$—	$7,069,411
Short-term borrowings	109,676	109,676	—	—	109,676
Other long-term borrowings	147	147	—	—	147
Federal Home Loan Bank advances	8,542	—	8,777	—	8,777
Junior subordinated debentures	95,643	—	73,301	—	73,301
Subordinated notes	98,127	—	101,000	—	101,000
Derivative instruments	5,910	—	5,910	—	5,910
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 19 – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2017
Securities available for sale:
Unrealized holding losses on securities	$(3,617)	$(1,399)	$(2,218)
Unrealized holding gains on securities transferred from held to maturity to available for sale	13,219	5,111	8,108
Reclassification adjustment for gains realized in net income(1)	(148)	(57)	(91)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(282)	(109)	(173)
Total securities available for sale	9,172	3,546	5,626
Derivative instruments:
Unrealized holding gains on derivative instruments	874	338	536
Total derivative instruments	874	338	536
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	1,379	351	1,028
Amortization of net actuarial loss recognized in net periodic pension cost(2)	407	158	249
Total defined benefit pension and post-retirement benefit plans	1,786	509	1,277
Total other comprehensive income	$11,832	$4,393	$7,439
Year Ended December 31, 2016
Securities available for sale:
Unrealized holding losses on securities	$(10,119)	$(3,913)	$(6,206)
Reclassification adjustment for gains realized in net income(1)	(1,186)	(459)	(727)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(99)	(38)	(61)
Total securities available for sale	(11,404)	(4,410)	(6,994)
Derivative instruments:
Unrealized holding gains on derivative instruments	856	329	527
Total derivative instruments	856	329	527
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	51	20	31
Amortization of net actuarial loss recognized in net periodic pension cost(2)	480	178	302
Reclassification of adjustment for net settlement gain realized in net income(2)	(383)	(148)	(235)
Total defined benefit pension and post-retirement benefit plans	148	50	98
Total other comprehensive loss	$(10,400)	$(4,031)	$(6,369)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 19 – Other Comprehensive Income (continued)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2015
Securities available for sale:
Unrealized holding losses on securities	$(571)	$(220)	$(351)
Reclassification adjustment for gains realized in net income(1)	(96)	(37)	(59)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(178)	(68)	(110)
Total securities available for sale	(845)	(325)	(520)
Derivative instruments:
Unrealized holding losses on derivative instruments	(420)	(171)	(249)
Total derivative instruments	(420)	(171)	(249)
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the period	(2,393)	(958)	(1,435)
Amortization of net actuarial loss recognized in net periodic pension cost(2)	432	165	267
Total defined benefit pension and post-retirement benefit plans	(1,961)	(793)	(1,168)
Total other comprehensive loss	$(3,226)	$(1,289)	$(1,937)
(1) Included in Net gains on sales of securities in the Consolidated Statements of Income
(2) Included in Salaries and employee benefits in the Consolidated Statements of Income
The accumulated balances for each component of other comprehensive income, net of tax, at December 31 were as follows:

	2017	2016	2015
Unrealized gains on securities	$7,363	$9,490	$16,500
Non-credit related portion of other-than-temporary impairment on securities	(9,313)	(16,719)	(16,735)
Unrealized losses on derivative instruments	(995)	(1,355)	(1,882)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,566)	(7,320)	(7,418)
Total accumulated other comprehensive loss	$(10,511)	$(15,904)	$(9,535)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement

Note 20 – Quarterly Results of Operations
(In Thousands, Except Share Data) (Unaudited)
The following table sets forth a summary of the unaudited quarterly results of operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Interest income	$81,889	$87,579	$100,695	$104,587
Interest expense	7,874	7,976	10,678	11,325
Net interest income	74,015	79,603	90,017	93,262
Provision for loan losses	1,500	1,750	2,150	2,150
Noninterest income	32,021	34,265	33,413	32,441
Noninterest expense	69,309	74,841	80,660	76,808
Income before income taxes	35,227	37,277	40,620	46,745
Income taxes	11,255	11,993	14,199	30,234
Net income	$23,972	$25,284	$26,421	$16,511
Basic earnings per share	$0.54	$0.57	$0.54	$0.33
Diluted earnings per share	$0.54	$0.57	$0.53	$0.33

2016
Interest income	$76,259	$84,008	$83,032	$85,840
Interest expense	6,205	6,851	7,301	7,791
Net interest income	70,054	77,157	75,731	78,049
Provision for loan losses	1,800	1,430	2,650	1,650
Noninterest income	33,302	35,586	38,272	30,255
Noninterest expense	69,814	77,259	76,468	71,558
Income before income taxes	31,742	34,054	34,885	35,096
Income taxes	10,526	11,154	11,706	11,461
Net income	$21,216	$22,900	$23,179	$23,635
Basic earnings per share	$0.53	$0.54	$0.55	$0.56
Diluted earnings per share	$0.52	$0.54	$0.55	$0.55
See Note 2, “Mergers and Acquisitions” above for a discussion of the effect on the Company’s results of operations of its acquisitions of KeyWorth in the second quarter of 2016 and Metropolitan in the third quarter of 2017.
Note 21 – Net Income Per Common Share
(In Thousands, Except Share Data)
Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution of shares outstanding, assuming outstanding stock options were exercised into common shares and nonvested restricted stock awards, whose vesting is subject to future service requirements, were outstanding common shares as of the awards’ respective grant dates, calculated in accordance with the treasury method.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note 21 – Net Income Per Common Share (continued)

Basic and diluted net income per common share calculations are as follows for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Basic
Net income applicable to common stock	$92,188	$90,930	$68,014
Average common shares outstanding	46,874,502	41,737,636	35,971,877
Net income per common share—basic	$1.97	$2.18	$1.89
Diluted
Net income applicable to common stock	$92,188	$90,930	$68,014
Average common shares outstanding	46,874,502	41,737,636	35,971,877
Effect of dilutive stock-based compensation	127,014	251,819	255,562
Average common shares outstanding—diluted	47,001,516	41,989,455	36,227,439
Net income per common share—diluted	$1.96	$2.17	$1.88
Outstanding stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Year Ended
	December 31,
	2017	2016	2015
Number of shares	77,545	—	—
Range of exercise prices (for stock option awards)	—	—	—
Note 22 – Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk
(In Thousands)
Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2017 were $1,619,022 and $68,946, respectively, compared to $1,263,059 and $44,086, respectively, at December 31, 2016.
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
Note 23 – Restrictions on Cash, Securities, Bank Dividends, Loans or Advances
(In Thousands)
Renasant Bank is required to maintain minimum average balances with the Federal Reserve. At December 31, 2017 and 2016, Renasant Bank’s reserve requirements with the Federal Reserve were $129,429 and $109,044, respectively, with which it was in full compliance.
The Company’s balance of FHLB stock, which is carried at amortized cost, at December 31, 2017 and 2016, was $15,070 and $9,589, respectively. The required investment for the same time period was $7,181 and $7,611, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 23 – Restrictions on Cash, Securities, Bank Dividends, Loans or Advances (continued)

The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance (the “DBCF”). In addition, the FDIC also has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends. Accordingly, the approval of the DBCF is required prior to Renasant Bank paying dividends to the Company, and under certain circumstances the approval of the FDIC may be required. At December 31, 2017, the Bank’s earned surplus exceeded the Bank’s capital stock by more than ten times.
Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2017, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $105,075. As of December 31, 2017, no loans from the Bank to the Company were outstanding.
Note 24 – Regulatory Matters
(In Thousands)
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 24 – Regulatory Matters (continued)

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of December 31:

	2017		2016
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$979,604	10.18%	$858,850	10.59%
Common Equity Tier 1 Capital to Risk-Weighted Assets	896,733	11.34%	766,560	11.47%
Tier 1 Capital to Risk-Weighted Assets	979,604	12.39%	858,850	12.86%
Total Capital to Risk-Weighted Assets	1,142,926	14.46%	1,004,038	15.03%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,000,715	10.42%	$824,850	10.20%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,000,715	12.69%	824,850	12.38%
Tier 1 Capital to Risk-Weighted Assets	1,000,715	12.69%	824,850	12.38%
Total Capital to Risk-Weighted Assets	1,050,751	13.32%	871,911	13.09%
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
Further, the Basel III Rules changed the agencies’ general risk-based capital requirements for determining risk-weighted assets, which affect the calculation of the denominator of a banking organization’s risk-based capital ratios. The Basel III Rules have revised the agencies’ rules for calculating risk-weighted assets to enhance risk sensitivity and to incorporate certain international capital standards of the Basel Committee on Banking Supervision set forth in the standardized approach of the “International Convergence of Capital Measurement and Capital Standards: A Revised Framework.”
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

•
The Wealth Management segment offers a broad range of wealth management and fiduciary services which includes the administration and management of trust accounts including personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. In addition, the Wealth Management segment offers annuities, mutual funds and other investment services through a third party broker-dealer.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 25 – Segment Reporting (continued)

The following table provides financial information for the Company’s operating segments as of and for the years ended December 31, 2017, 2016 and 2015:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
2017
Net interest income	$344,499	$457	$2,160	$(10,219)	$336,897
Provision for loan losses	7,550	—	—	—	7,550
Noninterest income	110,308	9,530	12,863	(561)	132,140
Noninterest expense	281,698	6,957	11,785	1,178	301,618
Income before income taxes	165,559	3,030	3,238	(11,958)	159,869
Income taxes	70,257	1,184	—	(3,760)	67,681
Net income (loss)	$95,302	$1,846	$3,238	$(8,198)	$92,188
Total assets	$9,717,779	$26,470	$61,330	$24,402	$9,829,981
Goodwill	608,279	2,767	—	—	611,046
2016
Net interest income	$305,583	$350	$1,846	$(6,788)	$300,991
Provision for loan losses	7,530	—	—	—	7,530
Noninterest income	114,615	10,074	12,354	372	137,415
Noninterest expense	276,260	6,873	11,099	867	295,099
Income before income taxes	136,408	3,551	3,101	(7,283)	135,777
Income taxes	46,352	1,385	—	(2,890)	44,847
Net income (loss)	$90,056	$2,166	$3,101	$(4,393)	$90,930
Total assets	$8,602,022	$23,693	$54,857	$19,279	$8,699,851
Goodwill	467,767	2,767	—	—	470,534
2015
Net interest income	$244,242	$311	$1,688	$(4,883)	$241,358
Provision for loan losses	4,752	—	(2)	—	4,750
Noninterest income	88,498	9,340	10,559	(127)	108,270
Noninterest expense	228,248	6,900	9,130	836	245,114
Income before income taxes	99,740	2,751	3,119	(5,846)	99,764
Income taxes	32,941	1,078	—	(2,269)	31,750
Net income (loss)	$66,799	$1,673	$3,119	$(3,577)	$68,014
Total assets	$7,833,084	$22,550	$46,035	$24,827	$7,926,496
Goodwill	443,104	2,767	—	—	445,871

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 26 – Renasant Corporation (Parent Company Only) Condensed Financial Information
(In Thousands)
Balance Sheets

	December 31,
	2017	2016
Assets
Cash and cash equivalents(1)	$81,839	$121,233
Investments	2,734	4,327
Investment in bank subsidiary(2)	1,618,993	1,291,686
Accrued interest receivable on bank balances(2)	6	5
Intercompany receivable(2)	4,210	2,771
Other assets	10,839	11,508
Total assets	$1,718,621	$1,431,530
Liabilities and shareholders’ equity
Junior subordinated debentures	$85,881	$95,643
Subordinated notes	114,074	98,127
Other liabilities	3,683	4,877
Shareholders’ equity	1,514,983	1,232,883
Total liabilities and shareholders’ equity	$1,718,621	$1,431,530

(1)	Eliminates in consolidation, with the exception of $1,970 pledged for collateral and held at non-subsidiary bank in 2015

(2)	Eliminates in consolidation
Statements of Income

	Year Ended December 31,
	2017	2016	2015
Income
Dividends from bank subsidiary(1)	$34,416	$29,733	$24,557
Interest income from bank subsidiary(1)	8	8	7
Other dividends	94	469	266
Other income	588	1,275	58
Total income	35,106	31,485	24,888
Expenses	12,649	9,036	6,823
Income before income tax benefit and equity in undistributed net income of bank subsidiary	22,457	22,449	18,065
Income tax benefit	(3,761)	(2,890)	(2,521)
Equity in undistributed net income of bank subsidiary(1)	65,970	65,591	47,428
Net income	$92,188	$90,930	$68,014

(1)	Eliminates in consolidation

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 26 - Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$92,188	$90,930	$68,014
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	—	(1,186)	—
Equity in undistributed net income of bank subsidiary	(65,970)	(65,591)	(47,428)
Amortization/depreciation/accretion	656	560	579
Increase in other assets	(1,069)	(556)	(1,377)
(Decrease) increase in other liabilities	(2,291)	564	1,088
Net cash provided by operating activities	23,514	24,721	20,876
Investing activities
Purchases of securities held to maturity and available for sale	—	(1,380)	(2,183)
Sales and maturities of securities held to maturity and available for sale	1,555	6,101	1,089
Investment in subsidiaries	(25,000)	(75,000)	—
Net cash (paid) received in acquisition	4,834	—	5,292
Other investing activities	(54)	—	—
Net cash (used in) provided by investing activities	(18,665)	(70,279)	4,198
Financing activities
Cash paid for dividends	(34,416)	(29,734)	(24,557)
Cash received on exercise of stock-based compensation	173	415	102
Excess tax benefits from exercise of stock options	—	2,771	520
Repayment of long-term debt	(10,310)	—	—
Repayments of advances from bank subsidiary	—	—	—
Proceeds from issuance of long-term debt	—	98,127	—
Proceeds from equity offering	—	84,105	—
Other financing activities	310	—	—
Net cash (used in) provided by financing activities	(44,243)	155,684	(23,935)
(Decrease) increase in cash and cash equivalents	(39,394)	110,126	1,139
Cash and cash equivalents at beginning of year	121,233	11,107	9,968
Cash and cash equivalents at end of year	$81,839	$121,233	$11,107
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based upon their evaluation as of December 31, 2017, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm
The information required to be provided pursuant to this item is set forth under the headings “Report on Management’s Assessment of Internal Control over Financial Reporting” and “Reports of Independent Registered Public Accounting Firm” in Item 8, Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
The information appearing under the heading “Executive Officers” in the Company’s Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders is incorporated herein by reference.
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
Directors of the Company, Shareholder Recommendations of Director Candidates, Audit Committee Members and Section 16(a) Beneficial Ownership Reporting Compliance
The information appearing under the headings “Corporate Governance and Board of Directors,” “Board Members and Compensation” and “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information appearing under the headings “Board Members and Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Tables” in the Company’s Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders is incorporated herein by reference.
The table below includes information as of December 31, 2017 about the Company’s equity compensation plans, both approved and not approved by the Company’s shareholders. These plans and arrangements are:
Shareholder-Approved Plans: As of December 31, 2017, the Company’s shareholder-approved equity compensation plans are as follows:

•
Renasant Corporation 2011 Long-Term Incentive Compensation Plan. Under this plan, a total of 1,737,600 shares of Company common stock are reserved for issuance; as of December 31, 2017, an aggregate of 1,194,357 shares of common stock remained available, and options to purchase an aggregate of 41,250 shares of common stock were outstanding.

•
Renasant Corporation 2001 Long-Term Incentive Plan. This plan expired on October 8, 2011, and no further grants or other awards may be made under the plan. As of December 31, 2017, options to purchase an aggregate of 48,500 shares of Company common stock remained outstanding.

Non-Shareholder Approved Plans and Arrangements: As of December 31, 2017, there was one equity compensation plan that was not approved by the Company’s shareholders:

•
Deferred Stock Unit Plan. Under this plan, an aggregate of 317,500 shares of Company common stock are reserved for issuance; as of December 31, 2017, units representing an aggregate of 236,681 shares of common stock were allocated to accounts, some of which has been distributed in the form of common stock.

Equity Compensation Plan Information at December 31, 2017
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	89,750	$15.67	1,194,357
Equity compensation plans not approved by security holders	—	—	80,819
Total	89,750	$15.67	1,275,176
(1) Does not take into account units allocated under the Deferred Stock Unit Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the heading “Corporate Governance and Board of Directors” in the Company’s Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing under the heading “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2017, 2016 and 2015 are included in Part II, Item 8, Financial Statements and Supplementary Data:

(i)	Report on Management’s Assessment of Internal Control over Financial Reporting
(ii)	Reports of Independent Registered Public Accounting Firm
(iii)	Consolidated Balance Sheets – December 31, 2017 and 2016
(iv)	Consolidated Statements of Income – Years ended December 31, 2017, 2016 and 2015
(v)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2017, 2016 and 2015
(vi)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2017, 2016 and 2015
(vii)	Consolidated Statements of Cash Flows – Years ended December 31, 2017, 2016 and 2015
(viii)	Notes to Consolidated Financial Statements

(a) - (2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes thereto.

(a) - (3) Exhibits required by Item 601 of Regulation S-K

(2)(i)
Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Heritage Financial Group, Inc. and HeritageBank of the South dated as of December 10, 2014, filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission (the “Commission”) on December 15, 2014 and incorporated herein by reference.

(2)(ii)
Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank and KeyWorth Bank dated as of October 20, 2015, filed as exhibit 2.1 to the Form 8-K of the Company filed with the Commission on October 23, 2015 and incorporated herein by reference.

(2)(iii)
Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Metropolitan BancGroup, Inc. and Metropolitan Bank dated as of January 17, 2017, filed as exhibit 2.1 to the Form 8-K of the Company filed with the Commission on January 19, 2017 and incorporated herein by reference.

(3)(i)	Articles of Incorporation of the Company, as amended, filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Commission on May 10, 2016 and incorporated herein by reference.

(3)(ii)
Restated Bylaws of the Company, as amended, filed as exhibit 3.2 to the Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-208753) filed with the Commission on January 29, 2016 and incorporated herein by reference.

(4)(i)	Articles of Incorporation of the Company, as amended, filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Commission on May 10, 2016 and incorporated herein by reference.

(4)(ii)
Restated Bylaws of the Company, as amended, filed as exhibit 3.2 to the Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-208753) filed with the Commission on January 29, 2016 and incorporated herein by reference.

(4)(iii)
Subordinated Indenture dated August 22, 2016 between Renasant Corporation and Wilmington Trust, National Association, filed as exhibit 4.1 to the Form 8-K of the Company filed with the Commission on August 22, 2016 and incorporated herein by reference.

(4)(iv)
First Supplemental Indenture dated August 22, 2016 between Renasant Corporation and Wilmington Trust, National Association, filed as exhibit 4.2 to the Form 8-K of the Company filed with the Commission on August 22, 2016 and incorporated herein by reference.

(4)(v)
Second Supplemental Indenture dated August 22, 2016 between Renasant Corporation and Wilmington Trust, National Association, filed as exhibit 4.3 to the Form 8-K of the Company filed with the Commission on August 22, 2016 and incorporated herein by reference.

(4)(vi)	Form of 5.0% Fixed-to-Floating Subordinated Note due 2026 (included in exhibit (4)(iv))

(4)(vii)	Form of 5.50% Fixed-to-Floating Subordinated Note due 2031 (included in exhibit (4)(v))

(10)(i)
The Peoples Holding Company 2001 Long-Term Incentive Plan, filed as exhibit 4.1 to the Form S-8 Registration Statement of the Company (File No. 333-102152) filed with the Commission on December 23, 2002 and incorporated herein by reference.*

(10)(ii)
Amendment to The Peoples Holding Company 2001 Long-Term Incentive Plan dated December 4, 2002, filed as exhibit 4.2 to the Form S-8 Registration Statement of the Company (File No. 333-102152) filed with the Commission on December 23, 2002 and incorporated herein by reference.*

(10)(iii)
Amendment to The Peoples Holding Company 2001 Long-Term Incentive Plan dated February 8, 2005, filed as Appendix B to the Company’s Definitive Proxy Statement filed with the Commission on March 14, 2005 and incorporated herein by reference.*

(10)(iv)
Amendment to The Peoples Holding Company 2001 Long-Term Incentive Plan dated July 18, 2006, filed as Exhibit 99.1 to the Form 8-K of the Company filed with the Commission on July 19, 2006 and incorporated herein by reference.*

(10)(v)
Renasant Corporation Deferred Stock Unit Plan, filed as exhibits 4.3 to the Form S-8 Registration Statement of the Company (File No. 333-102152) filed with the Commission on December 23, 2002 and incorporated herein by reference.*

(10)(vi)
Amendment to the Renasant Corporation Deferred Stock Unit Plan dated December 4, 2002, filed as exhibit 4.4 to the Form S-8 Registration Statement of the Company (File No. 333-102152) filed with the Commission on December 23, 2002 and incorporated herein by reference.*

(10)(vii)
Amended and Restated Renasant Corporation Deferred Stock Unit Plan, filed as exhibit 99.2 to the Form 8-K of the Company filed with the Commission on July 19, 2006 and incorporated herein by reference.*

(10)(viii)
Amendment to the Amended and Restated Renasant Corporation Deferred Stock Unit Plan dated June 5, 2007, filed as exhibit 99.1 to the Form S-8 Registration Statement of the Company (File No. 333-144185) filed with the Commission on June 29, 2007 and incorporated herein by reference.*

(10)(ix)
Amendment to the amended and Restated Renasant Corporation Deferred Stock Unit Plan dated December 16, 2008, filed as exhibit 10.2 to the Form 8-K of the Company filed with the Commission on February 17, 2009 and incorporated herein by reference.*

(10)(x)
Amendment to the Amended and Restated Renasant Corporation Deferred Stock Unit Plan dated January 17, 2012, filed as exhibit 99.1 to the Form 8-K of the Company filed with the Commission on January 23, 2012 and incorporated herein by reference.*

(10)(xi)
Description of Performance Based Rewards Bonus Plan, filed under Item 1.01 of the Form 8-K of the Company filed with the Securities and Exchange Commission on February 3, 2005 and incorporated herein by reference.*

(10)(xii)	Renasant Bank Executive Deferred Income Plan, filed as exhibit 99.1 to the Form 8-K of the Company filed with the Commission on January 5, 2007 and incorporated herein by reference.*

(10)(xiii)
Amendment to the Renasant Bank Executive Deferred Income Plan dated December 16, 2008, filed as exhibit 10.3 to the Form 8-K of the Company filed with the Commission on February 17, 2009 and incorporated herein by reference.*

(10)(xiv)
Amendment to the Renasant Bank Executive Deferred Income Plan dated December 27, 2016, filed as exhibit 10.1 to the Form 10-K/A of the Company filed with the Commission on February 28, 2017 and incorporated herein by reference.*

(10)(xv)	Renasant Bank Directors’ Deferred Fee Plan, filed as exhibit 99.2 to the Form 8-K of the Company filed with the Commission on January 5, 2007 and incorporated herein by reference.*

(10)(xvi)
Amendment to the Renasant Bank Directors’ Deferred Fee Plan dated December 16, 2008, filed as exhibit 10.4 to the Form 8-K of the Company filed with the Commission on February 17, 2009 and incorporated herein by reference.*

(10)(xvii)
Amendment to the Renasant Bank Directors’ Deferred Fee Plan dated December 27, 2016, filed as exhibit 10.2 to the Form 10-K/A of the Company filed with the Commission on February 28, 2017 and incorporated herein by reference.*

(10)(xviii)
Employment Agreement dated as of June 29, 2007 by and between R. Rick Hart and Renasant Corporation, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on July 6, 2007 and incorporated herein by reference.*

(10)(xix)
Amendment to the Employment Agreement dated as of October 18, 2011 by and between R. Rick Hart and Renasant Corporation, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on March 7, 2012 and incorporated herein by reference.*

(10)(xx)	Amendment to Employment Agreement dated as of June 29, 2007 by and between R. Rick Hart and Renasant Corporation dated as of February 27, 2018, filed as exhibit 10.1 attached hereto.*

(10)(xxi)
Termination and Release Agreement dated as of June 29, 2007 by and among R. Rick Hart, Capital Bancorp, Inc., Capital Bank & Trust Company and Renasant Corporation, filed as exhibit 10.2 to the Form 8-K of the Company filed with the Commission on July 6, 2007 and incorporated herein by reference.*

(10)(xxii)
Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated August 20, 2003 for R. Rick Hart, executed June 29, 2007, filed as exhibit 10.5 to the Form 8-K of the Company filed with the Commission on July 6, 2007 and incorporated herein by reference.*

(10)(xxiii)
Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for R. Rick Hart, executed June 29, 2007, filed as exhibit 10.6 to the Form 8-K of the Company filed with the Commission on July 6, 2007 and incorporated herein by reference.*

(10)(xxiv)
Supplemental Agreement to the Capital Bancorp, Inc. 2001 Stock Option Plan for R. Rick Hart, executed June 29, 2007, filed as exhibit 10.9 to the Form 8-K of the Company filed with the Commission on July 6, 2007 and incorporated herein by reference.*

(10)(xxv)
Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. 2001 Stock Option Plan, filed as exhibit 99.1 to the Form S-8 Registration Statement of the Company (File No. 333-144694) filed with the Commission on July 19, 2007 and incorporated herein by reference.*

(10)(xxvi)
Renasant Corporation Plan of Assumption of Capital Bancorp, Inc. Director Deferred Stock Compensation Plan, filed as exhibit 99.2 to the Form S-8 Registration Statement of the Company (File No. 333-144694) filed with the Commission on July 19, 2007 and incorporated herein by reference.*

(10)(xxvii)
Executive Employment Agreement dated January 2, 2008 by and between E. Robinson McGraw and Renasant Corporation, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on March 7, 2008 and incorporated herein by reference.*

(10)(xxviii)
Amendment to Executive Employment Agreement dated April 25, 2017 by and between E. Robinson McGraw and Renasant Corporation, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on April 28, 2017 and incorporated herein by reference.*

(10)(xxix)	Renasant Corporation Severance Pay Plan, filed as exhibit 10.5 to the Form 8-K of the Company filed with the Commission on February 17, 2009 and incorporated herein by reference.*

(10)(xxx)
Renasant Corporation 2011 Long-Term Incentive Compensation Plan, filed as Exhibit A to the Definitive Proxy Statement of the Company (File No. 001-13253) filed with the Commission on March 17, 2016 and incorporated herein by reference.*

(10)(xxxi)
Amendment to the Renasant Corporation 2011 Long-Term Incentive Compensation Plan dated December 20, 2016, filed as exhibit 10.3 to the Form 10-K/A of the Company filed with the Commission on February 28, 2017 and incorporated herein by reference.*

(10)(xxxii)	Renasant Corporation M&F Legacy Option Plan, filed as exhibit 10(i) to the Form 10-Q of the Company filed with the Commission on November 8, 2013 and incorporated herein by reference.*

(10)(xxxiii)
Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and Kevin D. Chapman, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on January 13, 2016 and incorporated herein by reference.*

(10)(xxxiv)	Amendment to the Executive Employment Agreement dated February 14, 2018, between Renasant Corporation and Kevin D. Chapman, filed as exhibit 10.2 attached hereto.*

(10)(xxxv)
Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and C. Mitchell Waycaster, filed as exhibit 10.2 to the Form 8-K of the Company filed with the Commission on January 13, 2016 and incorporated herein by reference.*

(10)(xxxvi)	Amendment to the Executive Employment Agreement dated February 14, 2018, between Renasant Corporation and C. Mitchell Waycaster, filed as exhibit 10.3 attached hereto.*

(10)(xxxvii)
Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and Michael D. Ross, filed as exhibit 10.3 to the Form 8-K of the Company filed with the Commission on January 13, 2016 and incorporated herein by reference.

(10)(xxxviii)
Separation Agreement between Renasant Corporation and Michael D. Ross, filed as exhibit 10.1 to the Form 8-K/A of the Company filed with the Commission on February 8, 2017 and incorporated herein by reference.*

(10)(xxxix)
Executive Employment Agreement dated July 1, 2017, between Renasant Corporation and Curtis J. Gabardi, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on July 7, 2017 and incorporated herein by reference.*

(10)(xl)	Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and J. Scott Cochran, filed as exhibit 10.4 attached hereto.*

(12)	Ratio of Earnings to Fixed Charges

(21)	Subsidiaries of the Company

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENASANT CORPORATION

Date:	February 27, 2018	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 27, 2018	by:	/s/ George H. Booth, II
George H. Booth, II
Director

Date:	February 27, 2018	by:	/s/ Frank B. Brooks
Frank B. Brooks
Director

Date:	February 27, 2018	by:	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 27, 2018	by:	/s/ Hollis C. Cheek
Hollis C. Cheek
Director

Date:	February 27, 2018	by:	/s/ Donald Clark, Jr.
Donald Clark, Jr.
Director

Date:	February 27, 2018	by:	/s/ John M. Creekmore
John M. Creekmore
Vice Chairman of the Board and Director

Date:	February 27, 2018	by:	/s/ Albert J. Dale, III
Albert J. Dale, III
Director

Date:	February 27, 2018	by:	/s/ Jill V. Deer
Jill V. Deer
Director

S-1

Date:	February 27, 2018	by:	/s/ Marshall H. Dickerson
Marshall H. Dickerson
Director

Date:	February 27, 2018	by:	/s/ John T. Foy
John T. Foy
Director

Date:	February 27, 2018	by:	/s/ R. Rick Hart
R. Rick Hart
Executive Vice President and Director

Date:	February 27, 2018	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date:	February 27, 2018	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date:	February 27, 2018	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board, Director,
and Chief Executive Officer
(Principal Executive Officer)

Date:	February 27, 2018	by:	/s/ J. Niles McNeel
J. Niles McNeel
Director

Date:	February 27, 2018	by:	/s/ Hugh S. Potts, Jr.
Hugh S. Potts, Jr.
Director

Date:	February 27, 2018	by:	/s/ Fred F. Sharpe
Fred F. Sharpe
Director

Date:	February 27, 2018	by:	/s/ Michael D. Shmerling
Michael D. Shmerling
Director

S-2