Form 10-Q
period 2018-03-31
RENASANT CORP
filed 2018-05-09
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2018, 49,409,304 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$163,768	$187,838
Interest-bearing balances with banks	87,210	93,615
Cash and cash equivalents	250,978	281,453
Securities available for sale, at fair value	948,365	671,488
Mortgage loans held for sale, at fair value	204,472	108,316
Loans, net of unearned income:
Non purchased loans and leases	5,830,122	5,588,556
Purchased loans	1,867,948	2,031,766
Total loans, net of unearned income	7,698,070	7,620,322
Allowance for loan losses	(46,401)	(46,211)
Loans, net	7,651,669	7,574,111
Premises and equipment, net	184,209	183,254
Other real estate owned:
Non purchased	4,801	4,410
Purchased	9,754	11,524
Total other real estate owned, net	14,555	15,934
Goodwill	611,046	611,046
Other intangible assets, net	22,859	24,510
Bank-owned life insurance	176,978	175,863
Mortgage servicing rights	40,216	39,339
Other assets	132,966	144,667
Total assets	$10,238,313	$9,829,981
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$1,861,136	$1,840,424
Interest-bearing	6,496,633	6,080,651
Total deposits	8,357,769	7,921,075
Short-term borrowings	57,753	89,814
Long-term debt	207,438	207,546
Other liabilities	82,588	96,563
Total liabilities	8,705,548	8,314,998
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 49,990,248 shares issued; 49,392,978 and 49,321,231 shares outstanding, respectively	249,951	249,951
Treasury stock, at cost	(18,296)	(19,906)
Additional paid-in capital	896,881	898,095
Retained earnings	421,725	397,354
Accumulated other comprehensive loss, net of taxes	(17,496)	(10,511)
Total shareholders’ equity	1,532,765	1,514,983
Total liabilities and shareholders’ equity	$10,238,313	$9,829,981
See Notes to Consolidated Financial Statements.

2

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended
	March 31,
	2018	2017
Interest income
Loans	$94,118	$74,407
Securities
Taxable	3,994	4,352
Tax-exempt	1,685	2,574
Other	583	556
Total interest income	100,380	81,889
Interest expense
Deposits	8,059	5,149
Borrowings	3,081	2,725
Total interest expense	11,140	7,874
Net interest income	89,240	74,015
Provision for loan losses	1,750	1,500
Net interest income after provision for loan losses	87,490	72,515
Noninterest income
Service charges on deposit accounts	8,473	7,931
Fees and commissions	5,685	5,199
Insurance commissions	2,005	1,860
Wealth management revenue	3,262	2,884
Mortgage banking income	10,960	10,504
BOLI income	945	1,113
Other	2,623	2,530
Total noninterest income	33,953	32,021
Noninterest expense
Salaries and employee benefits	48,784	42,209
Data processing	4,244	4,234
Net occupancy and equipment	9,822	9,319
Other real estate owned	657	532
Professional fees	2,138	2,067
Advertising and public relations	2,203	1,592
Intangible amortization	1,651	1,563
Communications	1,969	1,863
Extinguishment of debt	—	205
Merger and conversion related expenses	900	345
Other	5,576	5,380
Total noninterest expense	77,944	69,309
Income before income taxes	43,499	35,227
Income taxes	9,673	11,255
Net income	$33,826	$23,972
Basic earnings per share	$0.69	$0.54
Diluted earnings per share	$0.68	$0.54
Cash dividends per common share	$0.19	$0.18
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended
	March 31,
	2018	2017
Net income	$33,826	$23,972
Other comprehensive (loss) income, net of tax:
Securities available for sale:
Unrealized holding (losses) gains on securities	(7,909)	2,907
Amortization of unrealized holding gains on securities transferred to the held to maturity category	—	(151)
Total securities	(7,909)	2,756
Derivative instruments:
Unrealized holding gains on derivative instruments	858	169
Total derivative instruments	858	169
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	66	69
Total defined benefit pension and post-retirement benefit plans	66	69
Other comprehensive (loss) income, net of tax	(6,985)	2,994
Comprehensive income	$26,841	$26,966

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$33,826	$23,972
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,750	1,500
Depreciation, amortization and accretion	650	358
Deferred income tax expense	1,990	3,946
Funding of mortgage loans held for sale	(362,803)	(318,144)
Proceeds from sales of mortgage loans held for sale	275,445	343,945
Gains on sales of mortgage loans held for sale	(8,798)	(6,554)
Penalty on prepayment of debt	—	205
Losses on sales of premises and equipment	8	512
Stock-based compensation expense	1,858	1,174
Decrease in other assets	9,623	18,882
Decrease in other liabilities	(14,720)	(14,662)
Net cash (used in) provided by operating activities	(61,171)	55,134
Investing activities
Purchases of securities available for sale	(317,922)	(52,683)
Proceeds from sales of securities available for sale	—	2,946
Proceeds from call/maturities of securities available for sale	29,335	30,800
Proceeds from call/maturities of securities held to maturity	—	7,710
Net increase in loans	(74,344)	(31,974)
Purchases of premises and equipment	(4,384)	(4,441)
Proceeds from sales of premises and equipment	—	13
Proceeds from sales of other assets	2,085	5,307
Net cash used in investing activities	(365,230)	(42,322)
Financing activities
Net increase in noninterest-bearing deposits	20,712	18,224
Net increase in interest-bearing deposits	416,759	154,001
Net decrease in short-term borrowings	(32,061)	(99,721)
Repayment of long-term debt	(230)	(10,790)
Cash paid for dividends	(9,455)	(8,030)
Net stock-based compensation transactions	201	(1,976)
Net cash provided by financing activities	395,926	51,708
Net (decrease) increase in cash and cash equivalents	(30,475)	64,520
Cash and cash equivalents at beginning of period	281,453	306,224
Cash and cash equivalents at end of period	$250,978	$370,744
Supplemental disclosures
Cash paid for interest	$12,656	$9,635
Cash paid for income taxes	$6,280	$7,181
Noncash transactions:
Transfers of loans to other real estate owned	$1,154	$3,168
Financed sales of other real estate owned	$418	$237
Transfers of loans held for sale to loans held for investment	$442	$—

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

(In Thousands)
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
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 28, 2018.
Business Combinations: The Company completed its acquisition of Metropolitan BancGroup, Inc. (“Metropolitan”) on July 1, 2017. Metropolitan’s financial condition and results of operations are included in the Company’s financial condition and results of operations as of the acquisition date.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material.
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements. The Company has determined that no significant events occurred after March 31, 2018 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Impact of Recently-Issued Accounting Standards and Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which is an update to FASB Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”). ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For a majority of the Company’s income streams, including interest income earned on loans and leases, the recognition of revenue is governed by other accounting standards and is specifically excluded from the coverage of ASC 606.  In addition, the Company’s revenue that is covered by ASC 606, the most significant of which is service charges on deposit accounts, is generally based on day-to-day contracts with Company customers and, as a result, is not impacted by the new guidance. The Company adopted ASU 2014-09 in the first quarter of 2018, and there was no impact to the financial statements at the time of adoption. The Company has included newly applicable revenue disclosures in this filing, in Note 19, “Revenue Recognition.”
In January 2016, FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 revises the accounting for the classification and measurement of investments in equity securities and revises the presentation of certain fair value changes for financial liabilities measured at fair value. For equity securities, the guidance in ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income. For financial liabilities that are measured at fair value in accordance with the fair value option, the guidance requires presenting, in other comprehensive income, the change in fair value that relates to a change in instrument-specific credit risk. ASU 2016-01 also eliminates the disclosure assumptions used to estimate fair value for financial instruments measured at amortized cost and requires disclosure of an exit price notion in determining the fair value of financial instruments measured at amortized cost. The Company used an entry price notion in determining the fair value of certain financial instruments prior to its changing to the exit price notion upon adoption of this standard in the first quarter of 2018. This ASU did not have any other impact on the Company at the time of adoption.

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
In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update will significantly change the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since it incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model would include loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. For public companies, this update becomes effective for interim and annual periods beginning after December 15, 2019. The Company has formed an implementation committee comprised of both accounting and credit employees to guide Renasant Bank through the implementation of ASU 2016-13. Currently, this committee is working with a consulting firm to develop the Company’s CECL model, which includes reviewing the different model requirements and ensuring historical data integrity across all reporting systems.
In March 2017, FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). ASU 2017-07 requires employers to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. These amendments also allow only the service cost component to be eligible for capitalization when applicable. This update became effective January 1, 2018 and did not have a material impact on the Company’s financial statements.
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
In February 2018, FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)” (“ASU 2018-02”). The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings to eliminate the stranded tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act. ASU 2018-02 will be effective for interim and annual periods beginning after December 15, 2018. Early adoption was permitted, including adoption in any interim period, for public companies for reporting periods for which financial statements had not yet been issued. The Company adopted ASU 2018-02 as of December 31, 2017 and, as a result, reclassified $2,046 from accumulated other comprehensive income to retained earnings as of December 31, 2017. The reclassification impacted the Consolidated Balance Sheet and the Consolidated Statement of Changes in Shareholders’ Equity as of and for the twelve months ended December 31, 2017.
Note 2 – Mergers and Acquisitions
(In Thousands, Except Share Data)
Merger with Brand Group Holdings, Inc.

On March 28, 2018, the Company and Brand Group Holdings, Inc. (“Brand”), the parent company of The Brand Banking Company (“Brand Bank”), jointly announced the signing of a definitive merger agreement pursuant to which the Company will acquire Brand. Under the terms of the agreement, Brand will merge with and into Renasant, with Renasant continuing as the surviving corporation. Immediately after the merger of Brand with and into Renasant, Brand Bank will merge with and into Renasant Bank, with Renasant Bank continuing as the surviving banking corporation in the merger.

According to the terms of the merger agreement, each Brand shareholder will have the right to receive 32.87 shares of Renasant common stock and $77.50 in cash for each share of Brand common stock. Additionally, all in-the-money Brand stock options will be cashed out at an amount equal to the excess of $1,550 per share over the exercise price of such option (underwater options will be cancelled). The transaction's final pricing is contingent (and subject to reduction only) upon Brand's divestiture of certain assets, as outlined in the definitive merger agreement which was filed with the Securities and Exchange Commission on March 30, 2018.

As of March 31, 2018, Brand, which has 13 locations throughout the greater Atlanta market, had approximately $2,400,000 in total assets, which included approximately $1,910,000 in total loans (excluding mortgage loans held for sale), and approximately $1,920,000 in total deposits.

The acquisition is expected to close in the third quarter of 2018 and is subject to regulatory approval, Brand shareholder approval and other customary conditions set forth in the merger agreement.

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

The following table summarizes the fair value on July 1, 2017 of assets acquired and liabilities assumed on that date in connection with the merger with Metropolitan. The Company is finalizing the fair values of assets acquired and liabilities assumed related to the Metropolitan acquisition; accordingly, the amounts in the table remain subject to change.

Cash and cash equivalents	$47,556
Securities	108,697
Loans, including mortgage loans held for sale, net of unearned income	967,804
Premises and equipment	8,576
Other real estate owned	1,203
Intangible assets	147,478
Other assets	69,567
Total assets	1,350,881

Deposits	942,084
Borrowings	174,522
Other liabilities	20,685
Total liabilities	1,137,291

The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the three months ended March 31, 2018 and 2017 of the Company as though the Metropolitan merger had been completed as of January 1, 2016. The unaudited pro forma information combines the historical results of Metropolitan with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2016. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Merger expenses are reflected in the period in which they were incurred.

	(Unaudited)
	Three Months Ended
	March 31,
	2018	2017
Net interest income - pro forma	$89,240	$83,829

Net income - pro forma	$33,826	$26,677

Earnings per share - pro forma:
Basic	$0.69	$0.59
Diluted	$0.68	$0.58

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Obligations of other U.S. Government agencies and corporations	$3,549	$27	$(48)	$3,528
Obligations of states and political subdivisions	222,814	4,292	(764)	226,342
Residential mortgage backed securities:
Government agency mortgage backed securities	416,954	444	(7,928)	409,470
Government agency collateralized mortgage obligations	244,213	42	(6,589)	237,666
Commercial mortgage backed securities:
Government agency mortgage backed securities	27,636	306	(440)	27,502
Government agency collateralized mortgage obligations	10,000	—	(128)	9,872
Trust preferred securities	12,429	—	(2,384)	10,045
Other debt securities	23,994	152	(206)	23,940
	$961,589	$5,263	$(18,487)	$948,365

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Obligations of other U.S. Government agencies and corporations	$3,554	$40	$(30)	$3,564
Obligations of states and political subdivisions	228,589	6,161	(269)	234,481
Residential mortgage backed securities:
Government agency mortgage backed securities	196,121	888	(3,059)	193,950
Government agency collateralized mortgage obligations	180,258	133	(3,752)	176,639
Commercial mortgage backed securities:
Government agency mortgage backed securities	31,015	389	(234)	31,170
Government agency collateralized mortgage obligations	5,019	1	(14)	5,006
Trust preferred securities	12,442	—	(3,054)	9,388
Other debt securities	17,106	260	(76)	17,290
	$674,104	$7,872	$(10,488)	$671,488

There were no sales of securities for the three months ended March 31, 2018. During the same period in 2017, the Company sold residential mortgage backed securities with a carrying value of $2,496 at the time of the sale for net proceeds of $2,496 resulting in no gain or loss on the sale.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2018 and December 31, 2017, securities with a carrying value of $259,688 and $217,867, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $20,644 and $25,888 were pledged as collateral for short-term borrowings and derivative instruments at March 31, 2018 and December 31, 2017, respectively.
The amortized cost and fair value of securities at March 31, 2018 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Due within one year	$28,692	$29,028
Due after one year through five years	67,311	68,747
Due after five years through ten years	78,917	79,724
Due after ten years	72,703	71,335
Residential mortgage backed securities:
Government agency mortgage backed securities	416,954	409,470
Government agency collateralized mortgage obligations	244,213	237,666
Commercial mortgage backed securities:
Government agency mortgage backed securities	27,636	27,502
Government agency collateralized mortgage obligations	10,000	9,872
Other debt securities	15,163	15,021
	$961,589	$948,365

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
March 31, 2018
Obligations of other U.S. Government agencies and corporations	1	$494	$(6)	2	$1,981	$(42)	3	$2,475	$(48)
Obligations of states and political subdivisions	52	31,417	(392)	12	7,554	(372)	64	38,971	(764)
Residential mortgage backed securities:
Government agency mortgage backed securities	87	298,721	(3,942)	44	84,166	(3,986)	131	382,887	(7,928)
Government agency collateralized mortgage obligations	51	173,116	(3,394)	29	58,759	(3,195)	80	231,875	(6,589)
Commercial mortgage backed securities:
Government agency mortgage backed securities	7	8,987	(122)	3	5,732	(318)	10	14,719	(440)
Government agency collateralized mortgage obligations	2	9,872	(128)	0	—	—	2	9,872	(128)
Trust preferred securities	0	—	—	2	10,045	(2,384)	2	10,045	(2,384)
Other debt securities	7	6,140	(25)	2	6,187	(181)	9	12,327	(206)
Total	207	$528,747	$(8,009)	94	$174,424	$(10,478)	301	$703,171	$(18,487)
December 31, 2017
Obligations of other U.S. Government agencies and corporations	1	$497	$(3)	2	$1,999	$(27)	3	$2,496	$(30)
Obligations of states and political subdivisions	23	11,860	(59)	12	7,728	(210)	35	19,588	(269)
Residential mortgage backed securities:
Government agency mortgage backed securities	29	64,595	(659)	44	89,414	(2,400)	73	154,009	(3,059)
Government agency collateralized mortgage obligations	33	102,509	(1,470)	29	62,406	(2,282)	62	164,915	(3,752)
Commercial mortgage backed securities:
Government agency mortgage backed securities	2	5,629	(17)	3	5,872	(217)	5	11,501	(234)
Government agency collateralized mortgage obligations	1	4,986	(14)	0	—	—	1	4,986	(14)
Trust preferred securities	0	—	—	2	9,388	(3,054)	2	9,388	(3,054)
Other debt securities	2	756	(12)	2	6,308	(64)	4	7,064	(76)
Total	91	$190,832	$(2,234)	94	$183,115	$(8,254)	185	$373,947	$(10,488)

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

The Company does not intend to sell any securities in an unrealized loss position that it holds, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

greater than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any OTTI for the three months ended March 31, 2018 or 2017.
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $12,429 and $12,442 and a fair value of $10,045 and $9,388 at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, the investments in pooled trust preferred securities consisted of two securities representing interests in various tranches of trusts collateralized by debt issued by over 160 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments before recovery of the investments’ amortized cost, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be at maturity. At March 31, 2018, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for both trust preferred securities and recognized credit related impairment losses on these securities in 2011. No additional impairment was recognized during the three months ended March 31, 2018.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at March 31, 2018:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XXIII	Pooled	B-2	$8,318	$6,527	$(1,791)	BB	16%
XXVI	Pooled	B-2	4,111	3,518	(593)	B	19%
			$12,429	$10,045	$(2,384)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2018	2017
Balance at January 1	$(261)	$(3,337)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—
Reductions for securities sold during the period	—	3,076
Balance at March 31	$(261)	$(261)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Non Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean non purchased loans.

The following is a summary of non purchased loans and leases as of the dates presented:

	March 31, 2018	December 31, 2017
Commercial, financial, agricultural	$803,146	$763,823
Lease financing	55,898	57,354
Real estate – construction	582,430	547,658
Real estate – 1-4 family mortgage	1,785,271	1,729,534
Real estate – commercial mortgage	2,503,680	2,390,076
Installment loans to individuals	103,059	103,452
Gross loans	5,833,484	5,591,897
Unearned income	(3,362)	(3,341)
Loans, net of unearned income	$5,830,122	$5,588,556

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2018
Commercial, financial, agricultural	$3,078	$1,006	$796,898	$800,982	$508	$1,555	$101	$2,164	$803,146
Lease financing	481	43	55,215	55,739	—	159	—	159	55,898
Real estate – construction	3,564	50	578,816	582,430	—	—	—	—	582,430
Real estate – 1-4 family mortgage	8,812	2,176	1,771,834	1,782,822	54	1,581	814	2,449	1,785,271
Real estate – commercial mortgage	3,016	289	2,495,780	2,499,085	564	2,253	1,778	4,595	2,503,680
Installment loans to individuals	477	41	102,505	103,023	—	17	19	36	103,059
Unearned income	—	—	(3,362)	(3,362)	—	—	—	—	(3,362)
Total	$19,428	$3,605	$5,797,686	$5,820,719	$1,126	$5,565	$2,712	$9,403	$5,830,122
December 31, 2017
Commercial, financial, agricultural	$2,722	$22	$759,143	$761,887	$205	$1,033	$698	$1,936	$763,823
Lease financing	47	—	57,148	57,195	—	159	—	159	57,354
Real estate – construction	50	—	547,608	547,658	—	—	—	—	547,658
Real estate – 1-4 family mortgage	11,810	2,194	1,712,982	1,726,986	—	1,818	730	2,548	1,729,534
Real estate – commercial mortgage	1,921	727	2,381,871	2,384,519	—	2,877	2,680	5,557	2,390,076
Installment loans to individuals	429	72	102,901	103,402	1	28	21	50	103,452
Unearned income	—	—	(3,341)	(3,341)	—	—	—	—	(3,341)
Total	$16,979	$3,015	$5,558,312	$5,578,306	$206	$5,915	$4,129	$10,250	$5,588,556
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loans accounted for under FASB ASC 310-20, “Nonrefundable Fees and Other Cost” (“ASC 310-20”), and which are impaired loans recognized in conformity with ASC 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
March 31, 2018
Commercial, financial, agricultural	$2,612	$2,491	$—	$2,491	$223
Lease financing	159	159	—	159	2
Real estate – construction	150	150	—	150	1
Real estate – 1-4 family mortgage	9,106	8,111	—	8,111	121
Real estate – commercial mortgage	9,373	4,817	1,356	6,173	956
Installment loans to individuals	106	102	—	102	1
Total	$21,506	$15,830	$1,356	$17,186	$1,304
December 31, 2017
Commercial, financial, agricultural	$3,043	$2,365	$—	$2,365	$138
Lease financing	159	159	—	159	2
Real estate – construction	578	578	—	578	4
Real estate – 1-4 family mortgage	10,018	8,169	703	8,872	561
Real estate – commercial mortgage	12,463	9,652	—	9,652	1,861
Installment loans to individuals	121	117	—	117	1
Totals	$26,382	$21,040	$703	$21,743	$2,567

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$2,338	$11	$2,714	$39
Lease financing	159	—	—	—
Real estate – construction	150	18	—	—
Real estate – 1-4 family mortgage	8,197	67	11,088	26
Real estate – commercial mortgage	6,670	92	15,314	106
Installment loans to individuals	104	1	118	—
Total	$17,618	$189	$29,234	$171

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
The following tables illustrate the impact of modifications classified as restructured loans which were made during the periods presented and held on the Consolidated Balance Sheets at the respective period end:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended March 31, 2018
Real estate – 1-4 family mortgage	3	$576	$576
Real estate – commercial mortgage	1	83	78
Total	4	$659	$654
Three months ended March 31, 2017
Real estate – 1-4 family mortgage	2	$177	$174
Real estate – commercial mortgage	2	146	156
Total	4	$323	$330

With respect to loans that were restructured during the three months ended March 31, 2017, $156 subsequently defaulted within twelve months of the restructuring. With respect to loans that were restructured during the three months ended March 31, 2018, none have subsequently defaulted as of the date of this report.

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were four restructured loans in the amount of $571 contractually 90 days past due or more and still accruing at March 31, 2018 and one restructured loan in the amount of $57 contractually 90 days past due or more and still accruing at March 31, 2017. The outstanding balance of restructured loans on nonaccrual status was $2,570 and $6,086 at March 31, 2018 and March 31, 2017, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2018	54	$5,588
Additional loans with concessions	4	657
Reductions due to:
Reclassified as nonperforming	(3)	(192)
Paid in full	(2)	(773)
Principal paydowns	—	(64)
Totals at March 31, 2018	53	$5,216

The allocated allowance for loan losses attributable to restructured loans was $92 and $241 at March 31, 2018 and March 31, 2017, respectively. The Company had $20 and $142 in remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2018 and March 31, 2017, respectively.
Credit Quality
For commercial and commercial real estate loans, internal risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of these loans. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loans within the “Pass” grade (historically, those with a risk rating between 1 and 4) generally have a lower risk of loss and therefore a lower risk factor applied to the loan balances. Management has established more granular risk rating categories to better identify heightened credit risk as loans migrate downward in the risk rating system. The “Pass” grade is now reserved for loans with a risk rating between 1 and 4A, and the “Watch” grade (those with a risk rating of 4B and 4E) is utilized on a temporary basis for “Pass” grade loans where a significant adverse risk-modifying action is anticipated in the near term. Loans that migrate toward the “Substandard” grade (those with a risk rating between 5 and 9) generally have a higher risk of loss and therefore a

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

higher risk factor applied to the related loan balances. The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

	Pass	Watch	Substandard	Total
March 31, 2018
Commercial, financial, agricultural	$585,850	$11,380	$5,758	$602,988
Real estate – construction	512,603	8,690	440	521,733
Real estate – 1-4 family mortgage	262,107	669	7,609	270,385
Real estate – commercial mortgage	2,094,811	52,407	18,988	2,166,206
Installment loans to individuals	852	—	—	852
Total	$3,456,223	$73,146	$32,795	$3,562,164
December 31, 2017
Commercial, financial, agricultural	$554,943	$11,496	$4,402	$570,841
Real estate – construction	483,498	662	81	484,241
Real estate – 1-4 family mortgage	254,643	505	8,697	263,845
Real estate – commercial mortgage	1,983,750	50,428	24,241	2,058,419
Installment loans to individuals	921	—	—	921
Total	$3,277,755	$63,091	$37,421	$3,378,267

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

	Performing	Non- Performing	Total
March 31, 2018
Commercial, financial, agricultural	$198,111	$2,047	$200,158
Lease financing	52,334	202	52,536
Real estate – construction	60,648	49	60,697
Real estate – 1-4 family mortgage	1,511,105	3,781	1,514,886
Real estate – commercial mortgage	336,584	890	337,474
Installment loans to individuals	102,130	77	102,207
Total	$2,260,912	$7,046	$2,267,958
December 31, 2017
Commercial, financial, agricultural	$191,473	$1,509	$192,982
Lease financing	53,854	159	54,013
Real estate – construction	63,417	—	63,417
Real estate – 1-4 family mortgage	1,462,347	3,342	1,465,689
Real estate – commercial mortgage	330,441	1,216	331,657
Installment loans to individuals	102,409	122	102,531
Total	$2,203,941	$6,348	$2,210,289

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 5, all references to “loans” mean purchased loans.

The following is a summary of purchased loans as of the dates presented:

	March 31, 2018	December 31, 2017
Commercial, financial, agricultural	$243,672	$275,570
Real estate – construction	75,061	85,731
Real estate – 1-4 family mortgage	572,830	614,187
Real estate – commercial mortgage	960,273	1,037,454
Installment loans to individuals	16,112	18,824
Gross loans	1,867,948	2,031,766
Unearned income	—	—
Loans, net of unearned income	$1,867,948	$2,031,766

Past Due and Nonaccrual Loans
The Company’s policies with respect to placing loans on nonaccrual status or charging off loans, and its accounting for interest on any such loans, are described above in Note 4, “Non Purchased Loans.”
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2018
Commercial, financial, agricultural	$388	$552	$242,313	$243,253	$—	$314	$105	$419	$243,672
Real estate – construction	—	—	75,061	75,061	—	—	—	—	75,061
Real estate – 1-4 family mortgage	5,491	2,116	561,608	569,215	1,265	1,046	1,304	3,615	572,830
Real estate – commercial mortgage	3,142	1,856	954,128	959,126	—	830	317	1,147	960,273
Installment loans to individuals	124	40	15,789	15,953	6	52	101	159	16,112
Total	$9,145	$4,564	$1,848,899	$1,862,608	$1,271	$2,242	$1,827	$5,340	$1,867,948
December 31, 2017
Commercial, financial, agricultural	$1,119	$532	$273,488	$275,139	$—	$199	$232	$431	$275,570
Real estate – construction	415	—	85,316	85,731	—	—	—	—	85,731
Real estate – 1-4 family mortgage	6,070	2,280	602,464	610,814	385	879	2,109	3,373	614,187
Real estate – commercial mortgage	2,947	2,910	1,031,141	1,036,998	191	99	166	456	1,037,454
Installment loans to individuals	208	9	18,443	18,660	59	—	105	164	18,824
Total	$10,759	$5,731	$2,010,852	$2,027,342	$635	$1,177	$2,612	$4,424	$2,031,766

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
Loans accounted for under ASC 310-20, and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
March 31, 2018
Commercial, financial, agricultural	$421	$336	$21	$357	$49
Real estate – construction	252	—	249	249	—
Real estate – 1-4 family mortgage	6,195	1,493	4,133	5,626	47
Real estate – commercial mortgage	1,647	1,384	245	1,629	70
Installment loans to individuals	162	153	6	159	4
Total	$8,677	$3,366	$4,654	$8,020	$170
December 31, 2017
Commercial, financial, agricultural	$757	$625	$74	$699	$52
Real estate – construction	1,207	—	1,199	1,199	—
Real estate – 1-4 family mortgage	6,173	1,385	4,225	5,610	45
Real estate – commercial mortgage	901	728	165	893	6
Installment loans to individuals	165	154	9	163	4
Totals	$9,203	$2,892	$5,672	$8,564	$107

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$363	$3	$541	$2
Real estate – construction	252	1	—	—
Real estate – 1-4 family mortgage	6,320	40	5,481	21
Real estate – commercial mortgage	1,642	18	3,090	35
Installment loans to individuals	160	—	85	—
Total	$8,737	$62	$9,197	$58

Loans accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
March 31, 2018
Commercial, financial, agricultural	$21,363	$5,414	$7,519	$12,933	$305
Real estate – 1-4 family mortgage	60,590	16,093	34,103	50,196	486
Real estate – commercial mortgage	178,682	63,979	85,568	149,547	1,023
Installment loans to individuals	1,744	757	877	1,634	3
Total	$262,379	$86,243	$128,067	$214,310	$1,817
December 31, 2017
Commercial, financial, agricultural	$24,179	$5,768	$9,547	$15,315	$312
Real estate – 1-4 family mortgage	65,049	15,910	38,059	53,969	572
Real estate – commercial mortgage	186,720	65,108	91,230	156,338	892
Installment loans to individuals	1,761	698	940	1,638	1
Totals	$277,709	$87,484	$139,776	$227,260	$1,777

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-30 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$16,899	$225	$14,088	$247
Real estate – 1-4 family mortgage	58,749	673	78,341	865
Real estate – commercial mortgage	167,365	1,972	196,807	2,319
Installment loans to individuals	1,687	18	2,104	21
Total	$244,700	$2,888	$291,340	$3,452

Restructured Loans
An explanation of what constitutes a “restructured loan,” and management’s analysis in determining whether to restructure a loan, are described above in Note 4, “Non Purchased Loans.”
The following tables illustrate the impact of modifications classified as restructured loans which were made during the periods presented and held on the Consolidated Balance Sheets at the respective period end:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended March 31, 2018
Commercial, financial, agricultural	1	$48	$44
Real estate – commercial mortgage	1	8	7
Total	2	$56	$51
Three months ended March 31, 2017
Real estate – 1-4 family mortgage	10	$2,221	$1,823
Real estate – commercial mortgage	4	2,721	1,986
Total	14	$4,942	$3,809

With respect to loans that were restructured during the three months ended March 31, 2017, $210 subsequently defaulted within twelve months of the restructuring. With respect to loans that were restructured during the three months ended March 31, 2018, none have subsequently defaulted as of the date of this report.

There were no restructured loans contractually 90 days past due or more and still accruing at March 31, 2018 and two restructured loans in the amount of $52 contractually 90 days past due or more and still accruing at March 31, 2017. The outstanding balance of restructured loans on nonaccrual status was $616 and $1,201 at March 31, 2018 and March 31, 2017, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2018	68	$8,965
Additional loans with concessions	2	86
Reclassified as performing restructured loan	1	3
Reductions due to:
Paid in full	(1)	(76)
Principal paydowns	—	(371)
Totals at March 31, 2018	70	$8,607

The allocated allowance for loan losses attributable to restructured loans was $100 and $31 at March 31, 2018 and March 31, 2017, respectively. The Company had $2 and $1,245 in remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2018 and March 31, 2017, respectively.
Credit Quality
A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 4, “Non Purchased Loans.” The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pass	Watch	Substandard	Total
March 31, 2018
Commercial, financial, agricultural	$208,150	$5,116	$5,886	$219,152
Real estate – construction	70,974	1,537	500	73,011
Real estate – 1-4 family mortgage	85,590	2,525	5,903	94,018
Real estate – commercial mortgage	755,454	15,789	10,048	781,291
Installment loans to individuals	662	—	3	665
Total	$1,120,830	$24,967	$22,340	$1,168,137
December 31, 2017
Commercial, financial, agricultural	$241,195	$4,974	$2,824	$248,993
Real estate – construction	81,220	—	—	81,220
Real estate – 1-4 family mortgage	91,369	2,498	6,172	100,039
Real estate – commercial mortgage	827,372	17,123	9,003	853,498
Installment loans to individuals	678	—	3	681
Total	$1,241,834	$24,595	$18,002	$1,284,431

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing	Non- Performing	Total
March 31, 2018
Commercial, financial, agricultural	$11,548	$39	$11,587
Real estate – construction	2,050	—	2,050
Real estate – 1-4 family mortgage	427,099	1,517	428,616
Real estate – commercial mortgage	29,313	122	29,435
Installment loans to individuals	13,617	196	13,813
Total	$483,627	$1,874	$485,501
December 31, 2017
Commercial, financial, agricultural	$11,216	$46	$11,262
Real estate – construction	4,511	—	4,511
Real estate – 1-4 family mortgage	459,038	1,141	460,179
Real estate – commercial mortgage	27,495	123	27,618
Installment loans to individuals	16,344	161	16,505
Total	$518,604	$1,471	$520,075

Loans Purchased with Deteriorated Credit Quality
Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Total Purchased Credit Deteriorated Loans
March 31, 2018
Commercial, financial, agricultural	$12,933
Real estate – 1-4 family mortgage	50,196
Real estate – commercial mortgage	149,547
Installment loans to individuals	1,634
Total	$214,310
December 31, 2017
Commercial, financial, agricultural	$15,315
Real estate – 1-4 family mortgage	53,969
Real estate – commercial mortgage	156,338
Installment loans to individuals	1,638
Total	$227,260

The following table presents the fair value of loans that exhibited evidence of deteriorated credit quality at the time of acquisition at March 31, 2018:

Total Purchased Credit Deteriorated Loans
Contractually-required principal and interest	$300,368
Nonaccretable difference(1)	(55,373)
Cash flows expected to be collected	244,995
Accretable yield(2)	(30,685)
Fair value	$214,310

(1)	Represents contractual principal and interest cash flows of $46,019 and $9,354, respectively, not expected to be collected.

(2)	Represents contractual principal and interest cash flows of $1,588 and $29,097, respectively, expected to be collected.
Changes in the accretable yield of loans purchased with deteriorated credit quality were as follows as of March 31, 2018:

Total Purchased Credit Deteriorated Loans
Balance at January 1, 2018	$(32,207)
Reclasses from nonaccretable difference	(1,499)
Accretion	2,971
Charge-offs	50
Balance at March 31, 2018	$(30,685)

The following table presents the fair value of loans purchased from Metropolitan as of the July 1, 2017 acquisition date.

At acquisition date:	July 1, 2017
Contractually-required principal and interest	$1,198,741
Nonaccretable difference	(79,165)
Cash flows expected to be collected	1,119,576
Accretable yield	(154,543)
Fair value	$965,033

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Allowance for Loan Losses
(In Thousands)
The following is a summary of total non purchased and purchased loans as of the dates presented:

	March 31, 2018	December 31, 2017
Commercial, financial, agricultural	$1,046,818	$1,039,393
Lease financing	55,898	57,354
Real estate – construction	657,491	633,389
Real estate – 1-4 family mortgage	2,358,101	2,343,721
Real estate – commercial mortgage	3,463,953	3,427,530
Installment loans to individuals	119,171	122,276
Gross loans	7,701,432	7,623,663
Unearned income	(3,362)	(3,341)
Loans, net of unearned income	7,698,070	7,620,322
Allowance for loan losses	(46,401)	(46,211)
Net loans	$7,651,669	$7,574,111

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a roll forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended March 31, 2018
Allowance for loan losses:
Beginning balance	$5,542	$3,428	$12,009	$23,384	$1,848	$46,211
Charge-offs	(659)	—	(671)	(613)	(122)	(2,065)
Recoveries	235	4	133	108	25	505
Net (charge-offs) recoveries	(424)	4	(538)	(505)	(97)	(1,560)
Provision for loan losses charged to operations	1,953	766	(67)	(965)	63	1,750
Ending balance	$7,071	$4,198	$11,404	$21,914	$1,814	$46,401
Period-End Amount Allocated to:
Individually evaluated for impairment	$272	$1	$168	$1,026	$5	$1,472
Collectively evaluated for impairment	6,494	4,197	10,750	19,865	1,806	43,112
Purchased with deteriorated credit quality	305	—	486	1,023	3	1,817
Ending balance	$7,071	$4,198	$11,404	$21,914	$1,814	$46,401

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended March 31, 2017
Allowance for loan losses:
Beginning balance	$5,486	$2,380	$14,294	$19,059	$1,518	$42,737
Charge-offs	(832)	—	(275)	(227)	(264)	(1,598)
Recoveries	57	31	82	95	19	284
Net (charge-offs) recoveries	(775)	31	(193)	(132)	(245)	(1,314)
Provision for loan losses charged to operations	401	(292)	(1,939)	3,146	184	1,500
Ending balance	$5,112	$2,119	$12,162	$22,073	$1,457	$42,923
Period-End Amount Allocated to:
Individually evaluated for impairment	$165	$—	$1,139	$2,670	$3	$3,977
Collectively evaluated for impairment	4,569	2,119	10,256	17,830	1,453	36,227
Purchased with deteriorated credit quality	378	—	767	1,573	1	2,719
Ending balance	$5,112	$2,119	$12,162	$22,073	$1,457	$42,923

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
March 31, 2018
Individually evaluated for impairment	$2,848	$399	$13,737	$7,802	$420	$25,206
Collectively evaluated for impairment	1,031,037	657,092	2,294,168	3,306,604	169,653	7,458,554
Purchased with deteriorated credit quality	12,933	—	50,196	149,547	1,634	214,310
Ending balance	$1,046,818	$657,491	$2,358,101	$3,463,953	$171,707	$7,698,070
December 31, 2017
Individually evaluated for impairment	$3,064	$1,777	$14,482	$10,545	$439	$30,307
Collectively evaluated for impairment	1,021,014	631,612	2,275,270	3,260,648	174,211	7,362,755
Purchased with deteriorated credit quality	15,315	—	53,969	156,337	1,639	227,260
Ending balance	$1,039,393	$633,389	$2,343,721	$3,427,530	$176,289	$7,620,322

(1)	Includes lease financing receivables.

Note 7 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

	Purchased OREO	Non Purchased OREO	Total OREO
March 31, 2018
Residential real estate	$1,061	$1,087	$2,148
Commercial real estate	3,593	1,572	5,165
Residential land development	698	1,045	1,743
Commercial land development	4,402	1,097	5,499
Total	$9,754	$4,801	$14,555
December 31, 2017
Residential real estate	$1,683	$758	$2,441
Commercial real estate	4,314	1,624	5,938
Residential land development	1,100	781	1,881
Commercial land development	4,427	1,247	5,674
Total	$11,524	$4,410	$15,934

Changes in the Company’s purchased and non purchased OREO were as follows:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at January 1, 2018	$11,524	$4,410	$15,934
Transfers of loans	39	1,115	1,154
Impairments	(305)	(47)	(352)
Dispositions	(1,504)	(677)	(2,181)
Balance at March 31, 2018	$9,754	$4,801	$14,555

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
Repairs and maintenance	$113	$197
Property taxes and insurance	112	332
Impairments	352	378
Net losses (gains) on OREO sales	96	(327)
Rental income	(16)	(48)
Total	$657	$532

Note 8 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the three months ended March 31, 2018 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2018	$608,279	$2,767	$611,046
Addition to goodwill from acquisition	—	—	—
Adjustment to previously recorded goodwill	—	—	—
Balance at March 31, 2018	$608,279	$2,767	$611,046

The Company is finalizing the fair values of certain assets, including property and equipment and taxes, related to the Metropolitan acquisition; as such, the recorded balance of goodwill is subject to change.

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2018
Core deposit intangibles	$54,958	$(33,204)	$21,754
Customer relationship intangible	1,970	(865)	1,105
Total finite-lived intangible assets	$56,928	$(34,069)	$22,859
December 31, 2017
Core deposit intangibles	$54,958	$(31,586)	$23,372
Customer relationship intangible	1,970	(832)	1,138
Total finite-lived intangible assets	$56,928	$(32,418)	$24,510

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended
	March 31,
	2018	2017
Amortization expense for:
Core deposit intangibles	$1,618	$1,530
Customer relationship intangible	33	33
Total intangible amortization	$1,651	$1,563

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2018 and the succeeding four years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2018	$6,130	$131	$6,261
2019	5,212	131	5,343
2020	4,186	131	4,317
2021	3,107	131	3,238
2022	2,187	131	2,318

Note 9 – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights (“MSRs”) are recognized as a separate asset on the date the corresponding mortgage loan is sold. MSRs are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Impairment losses on MSRs are recognized to the extent by which the unamortized cost exceeds fair value. There were no impairment losses recognized during the three months ended March 31, 2018 and 2017.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2018	$39,339
Capitalization	2,098
Amortization	(1,221)
Balance at March 31, 2018	$40,216

Data and key economic assumptions related to the Company’s MSRs as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Unpaid principal balance	$4,089,045	$4,012,519

Weighted-average prepayment speed (CPR)	7.42%	8.04%
Estimated impact of a 10% increase	$(1,692)	$(1,592)
Estimated impact of a 20% increase	(3,280)	(3,095)

Discount rate	9.40%	9.69%
Estimated impact of a 10% increase	$(2,374)	$(2,027)
Estimated impact of a 20% increase	(4,556)	(3,896)

Weighted-average coupon interest rate	3.89%	3.89%
Weighted-average servicing fee (basis points)	26.54	26.36
Weighted-average remaining maturity (in years)	8.27	7.98
The Company recorded servicing fees of $2,370 and $1,233 for the three months ended March 31, 2018 and 2017, respectively, which are included in “Mortgage banking income” in the Consolidated Statements of Income.

Note 10 - Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)

Pension and Post-retirement Medical Plans

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

The plan expense for the legacy Renasant defined benefit pension plan (“Pension Benefits - Renasant”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

	Pension Benefits
	Renasant		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Service cost	$—	$—	$2	$3
Interest cost	266	293	9	13
Expected return on plan assets	(518)	(484)	—	—
Recognized actuarial loss	87	100	—	13
Settlement/curtailment/termination gains	—	—	—	—
Net periodic benefit (return) cost	$(165)	$(91)	$11	$29

Incentive Compensation Plans
In March 2011, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. The Company issues shares of treasury stock to satisfy stock options exercised or restricted stock granted under the plan. Options granted under the plan allow participants to acquire shares of the Company’s common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and cancelled upon the termination of a participant’s employment. There were no stock options granted during the three months ended March 31, 2018 or 2017.

The following table summarizes the changes in stock options as of and for the three months ended March 31, 2018:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	89,750	$15.67
Granted	—	—
Exercised	(27,000)	15.76
Forfeited	—	—
Options outstanding at end of period	62,750	$15.64

The Company awards performance-based restricted stock to executives and other officers and time-based restricted stock to directors, executives and other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a designated service period and the attainment of specified performance goals. Target performance levels are derived from the Company’s budget, with threshold performance set at approximately 5% below target and superior performance set at approximately 5% above target. Performance-based restricted stock is granted at the target level; the number of shares ultimately awarded is determined at the end of the applicable performance period and may be increased or decreased

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

depending upon the Company meeting or exceeding (or failing to meet or exceed) the financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock grant is the closing price of the Company’s common stock on the day immediately preceding the grant date. The following table summarizes the changes in restricted stock as of and for the three months ended March 31, 2018:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	—	$—	218,075	$39.08
Awarded	95,183	40.89	110,833	40.93
Vested	—	—	(35,099)	35.61
Cancelled	—	—	(7,501)	42.99
Nonvested at end of period	95,183	$40.89	286,308	$40.12
During the three months ended March 31, 2018, the Company reissued 71,747 shares from treasury in connection with the exercise of stock options and awards of restricted stock. The Company recorded total stock-based compensation expense of $1,792 and $1,174 for the three months ended March 31, 2018 and 2017, respectively.

Note 11 – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2018, the Company had notional amounts of $212,840 on interest rate contracts with corporate customers and $212,840 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

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
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate and adjustable-rate mortgage loans was $208,883 and $131,000 at March 31, 2018 and December 31, 2017, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $344,000 and $199,000 at March 31, 2018 and December 31, 2017, respectively.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$3,636	$3,171
Interest rate lock commitments	Other Assets	4,940	2,756
Forward commitments	Other Assets	735	50
Totals		$9,311	$5,977
Derivative liabilities:
Designated as hedging instruments:
Interest rate swaps	Other Liabilities	$1,385	$2,536
Totals		$1,385	$2,536
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$3,636	$3,171
Interest rate lock commitments	Other Liabilities	4	4
Forward commitments	Other Liabilities	925	328
Totals		$4,565	$3,503

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended
	March 31,
	2018	2017
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$986	$679
Interest rate lock commitments:
Included in mortgage banking income	2,184	2,853
Forward commitments
Included in mortgage banking income	88	(5,869)
Total	$3,258	$(2,337)

For the Company’s derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the three months ended March 31, 2018 or 2017. The impact on other comprehensive income for the three months ended March 31, 2018 and 2017, respectively, can be seen at Note 15, “Other Comprehensive Income.”

Offsetting

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet when the “right of offset” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements; however, the Company has not elected to offset such financial instruments in the Consolidated Balance Sheets. The following table presents the Company’s gross derivative positions as recognized in the Consolidated Balance Sheets as well as the net derivative positions, including collateral pledged to the extent the application of

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

such collateral did not reduce the net derivative liability position below zero, had the Company elected to offset those instruments subject to an enforceable master netting agreement:

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Gross amounts recognized	$3,232	$717	$3,449	$5,303
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	3,232	717	3,449	5,303
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	2,913	717	2,913	717
Financial collateral pledged	—	—	231	4,357
Net amounts	$319	$—	$305	$229

Note 12 – Income Taxes

(In Thousands)

The following table is a summary of the Company’s temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates presented.

	March 31,	December 31,
	2018	2017
Deferred tax assets
Allowance for loan losses	$14,025	$13,966
Loans	13,697	15,062
Deferred compensation	6,871	7,093
Securities	6,044	3,659
Net unrealized losses on securities - OCI	—	—
Impairment of assets	1,701	1,748
Federal and State net operating loss carryforwards	1,401	2,419
Intangibles	—	—
Other	5,204	4,722
Total deferred tax assets	48,943	48,669
Deferred tax liabilities
Investment in partnerships	655	757
Fixed assets	3,077	3,163
Mortgage servicing rights	10,440	10,139
Junior subordinated debt	2,363	2,394
Other	1,656	1,859
Total deferred tax liabilities	18,191	18,312
Net deferred tax assets	$30,752	$30,357

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. As a result, the Company calculated taxes in the current quarter based on a 21% federal corporate tax rate, whereas taxes were calculated in previous periods based on a 35% federal corporate tax rate. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

at the lower tax rate implemented by the new legislation. After reviewing the Company’s inventory of deferred tax assets and liabilities on the date of enactment and giving consideration to the future impact of the lower corporate tax rates and other provisions of the new legislation, the Company’s revaluation of its net deferred tax assets was $14,486, which was included in “Income taxes” in the Consolidated Statements of Income for the year ended December 31, 2017. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act had not been completed as of December 31, 2017 and, therefore, considered its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to have been completed as of December 31, 2017.
The Company expects to utilize its federal and state net operating losses prior to expiration. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the three months ended March 31, 2018 or 2017 or the year ended December 31, 2017.

Note 13 – Investments in Qualified Affordable Housing Projects
(In Thousands)

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  At March 31, 2018 and December 31, 2017, the Company’s carrying value of QAHPs was $7,232 and $7,637, respectively. The Company has no remaining funding obligations related to the QAHPs.  The investments in QAHPs are being accounted for using the effective yield method. The investments in QAHPs are included in “Other assets” on the Consolidated Balance Sheets.

Components of the Company’s investments in QAHPs were included in the line item “Income taxes” in the Consolidated Statements of Income for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
Tax credit amortization	$394	$262
Tax credits and other benefits	(572)	(460)
Total	$(178)	$(198)

Note 14 – Fair Value Measurements
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
March 31, 2018
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$3,528	$—	$3,528
Obligations of states and political subdivisions	—	226,342	—	$226,342
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	409,470	—	409,470
Government agency collateralized mortgage obligations	—	237,666	—	237,666
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	27,502	—	27,502
Government agency collateralized mortgage obligations	—	9,872	—	9,872
Trust preferred securities	—	—	10,045	10,045
Other debt securities	—	23,940	—	23,940
Total securities available for sale	—	938,320	10,045	948,365
Derivative instruments:
Interest rate contracts	—	3,636	—	3,636
Interest rate lock commitments	—	4,940	—	4,940
Forward commitments	—	735	—	735
Total derivative instruments	—	9,311	—	9,311
Mortgage loans held for sale	—	204,472	—	204,472
Total financial assets	$—	$1,152,103	$10,045	$1,162,148
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$1,385	$—	$1,385
Interest rate contracts	—	3,636	—	3,636
Interest rate lock commitments	—	4	—	4
Forward commitments	—	925	—	925
Total derivative instruments	—	5,950	—	5,950
Total financial liabilities	$—	$5,950	$—	$5,950

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2017
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$3,564	$—	$3,564
Obligations of states and political subdivisions	—	234,481	—	234,481
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	193,950	—	193,950
Government agency collateralized mortgage obligations	—	176,639	—	176,639
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	31,170	—	31,170
Government agency collateralized mortgage obligations	—	5,006	—	5,006
Trust preferred securities	—	—	9,388	9,388
Other debt securities	—	17,290	—	17,290
Total securities available for sale	—	662,100	9,388	671,488
Derivative instruments:
Interest rate contracts	—	3,171	—	3,171
Interest rate lock commitments	—	2,756	—	2,756
Forward commitments	—	50	—	50
Total derivative instruments	—	5,977	—	5,977
Mortgage loans held for sale	—	108,316	—	108,316
Total financial assets	$—	$776,393	$9,388	$785,781
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$2,536	$—	$2,536
Interest rate contracts	—	3,171	—	3,171
Interest rate lock commitments	—	4	—	4
Forward commitments	—	328	—	328
Total derivative instruments	—	6,039	—	6,039
Total financial liabilities	$—	$6,039	$—	$6,039

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the three months ended March 31, 2018.
The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, during the three months ended March 31, 2018 and 2017, respectively:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2018	Trust preferred securities
Balance at January 1, 2018	$9,388
Accretion included in net income	9
Unrealized gains included in other comprehensive income	669
Purchases	—
Sales	—
Issues	—
Settlements	(21)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2018	$10,045

Three Months Ended March 31, 2017	Trust preferred securities
Balance at January 1, 2017	$18,389
Accretion included in net income	8
Unrealized gains included in other comprehensive income	537
Purchases	—
Sales	—
Issues	—
Settlements	(1,111)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2017	$17,823

For each of the three months ended March 31, 2018 and 2017, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents information as of March 31, 2018 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$10,045	Discounted cash flows	Default rate	0-100%

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

March 31, 2018	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$4,228	$4,228
OREO	—	—	1,636	1,636
Total	$—	$—	$5,864	$5,864

December 31, 2017	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$9,251	$9,251
OREO	—	—	7,392	7,392
Total	$—	$—	$16,643	$16,643

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans that were measured or re-measured at fair value had a carrying value of $4,533 and $9,608 at March 31, 2018 and December 31, 2017, respectively, and a specific reserve for these loans of $305 and $357 was included in the allowance for loan losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	March 31, 2018	December 31, 2017
Carrying amount prior to remeasurement	$1,951	$8,732
Impairment recognized in results of operations	(315)	(1,340)
Fair value	$1,636	$7,392

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents information as of March 31, 2018 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$4,228	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	1,636	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net gains of $1,437 and $3,998 resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2018 and 2017, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2018:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$204,472	$199,539	$4,933
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of March 31, 2018	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$250,978	$250,978	$—	$—	$250,978
Securities available for sale	948,365	—	938,320	10,045	948,365
Mortgage loans held for sale	204,472	—	204,472	—	204,472
Loans, net	7,651,669	—	—	7,482,089	7,482,089
Mortgage servicing rights	40,216	—	—	53,426	53,426
Derivative instruments	9,311	—	9,311	—	9,311
Financial liabilities
Deposits	$8,357,769	$6,504,003	$1,843,895	$—	$8,347,898
Short-term borrowings	57,753	57,753	—	—	57,753
Other long-term borrowings	86	86	—	—	86
Federal Home Loan Bank advances	7,276	—	7,362	—	7,362
Junior subordinated debentures	86,018	—	77,692	—	77,692
Subordinated notes	114,059	—	116,763	—	116,763
Derivative instruments	5,950	—	5,950	—	5,950

		Fair Value
As of December 31, 2017	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$281,453	$281,453	$—	$—	$281,453
Securities available for sale	671,488	—	662,100	9,388	671,488
Mortgage loans held for sale	108,316	—	108,316	—	108,316
Loans, net	7,574,111	—	—	7,514,185	7,514,185
Mortgage servicing rights	39,339	—	—	47,868	47,868
Derivative instruments	5,977	—	5,977	—	5,977
Financial liabilities
Deposits	$7,921,075	$6,114,391	$1,809,085	$—	$7,923,476
Short-term borrowings	89,814	89,814	—	—	89,814
Other long-term borrowings	98	98	—	—	98
Federal Home Loan Bank advances	7,493	—	7,661	—	7,661
Junior subordinated debentures	85,881	—	69,702	—	69,702
Subordinated notes	114,074	—	118,650	—	118,650
Derivative instruments	6,039	—	6,039	—	6,039

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 15 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income (loss), net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended March 31, 2018
Securities available for sale:
Unrealized holding losses on securities	$(10,609)	$(2,700)	$(7,909)
Total securities available for sale	(10,609)	(2,700)	(7,909)
Derivative instruments:
Unrealized holding gains on derivative instruments	1,151	293	858
Total derivative instruments	1,151	293	858
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	87	21	66
Total defined benefit pension and post-retirement benefit plans	87	21	66
Total other comprehensive loss	$(9,371)	$(2,386)	$(6,985)
Three months ended March 31, 2017
Securities available for sale:
Unrealized holding gains on securities	$4,739	$1,832	$2,907
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(246)	(95)	(151)
Total securities available for sale	4,493	1,737	2,756
Derivative instruments:
Unrealized holding gains on derivative instruments	276	107	169
Total derivative instruments	276	107	169
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	113	44	69
Total defined benefit pension and post-retirement benefit plans	113	44	69
Total other comprehensive income	$4,882	$1,888	$2,994

The accumulated balances for each component of other comprehensive income (loss), net of tax, were as follows as of the dates presented:

	March 31, 2018	December 31, 2017
Unrealized gains on securities	$1,460	$7,363
Non-credit related portion of other-than-temporary impairment on securities	(11,319)	(9,313)
Unrealized losses on derivative instruments	(137)	(995)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,500)	(7,566)
Total accumulated other comprehensive loss	$(17,496)	$(10,511)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 16 – Net Income Per Common Share
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

	Three Months Ended
	March 31,
	2018	2017
Basic
Net income applicable to common stock	$33,826	$23,972
Average common shares outstanding	49,356,417	44,364,337
Net income per common share - basic	$0.69	$0.54
Diluted
Net income applicable to common stock	$33,826	$23,972
Average common shares outstanding	49,356,417	44,364,337
Effect of dilutive stock-based compensation	146,533	116,162
Average common shares outstanding - diluted	49,502,950	44,480,499
Net income per common share - diluted	$0.68	$0.54

There were no stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect for the periods presented above.

Note 17 – Regulatory Matters
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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	March 31, 2018		December 31, 2017
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,000,640	10.61%	$979,604	10.18%
Common Equity Tier 1 Capital to Risk-Weighted Assets	917,501	11.38%	896,733	11.34%
Tier 1 Capital to Risk-Weighted Assets	1,000,640	12.41%	979,604	12.39%
Total Capital to Risk-Weighted Assets	1,164,193	14.44%	1,142,926	14.46%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,023,486	10.88%	$1,000,715	10.42%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,023,486	12.71%	1,000,715	12.69%
Tier 1 Capital to Risk-Weighted Assets	1,023,486	12.71%	1,000,715	12.69%
Total Capital to Risk-Weighted Assets	1,073,712	13.33%	1,050,751	13.32%

Common equity Tier 1 capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. When fully phased in on January 1, 2019, the required capital conservation buffer will be 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements; as of March 31, 2018, the capital conservation buffer is 1.875% of risk-weighted assets. In addition, the Basel III regulatory capital reforms and rules effecting certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 issued by the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (the “Basel III Rules”) have revised the agencies’ rules for calculating risk-weighted assets to enhance risk sensitivity and to incorporate certain international capital standards of the Basel Committee on Banking Supervision. These revisions affect the calculation of the denominator of a banking organization’s risk-based capital ratios to reflect the higher-risk nature of certain types of loans. As applicable to Renasant Bank:

— For residential mortgages, the former 50% risk weight for performing residential first-lien mortgages and 100% risk-weight for all other mortgages has been replaced with a risk weight of between 35% and 200% determined by the mortgage’s loan-to-value ratio and whether the mortgage falls into one of two categories based on eight criteria that include the term, use of negative amortization and balloon payments, certain rate increases and documented and verified borrower income.

— For commercial mortgages, a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans has been substituted for the former 100% risk weight.

— For nonperforming loans, the former 100% risk weight is now a 150% risk weight for loans, other than residential mortgages, that are 90 days past due or on nonaccrual status.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Finally, Tier 1 capital treatment for “hybrid” capital items like trust preferred securities has been eliminated, subject to various grandfathering and transition rules.

Note 18 – Segment Reporting
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
The following table provides financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended March 31, 2018
Net interest income (loss)	$91,427	$106	$313	$(2,606)	$89,240
Provision for loan losses	1,750	—	—	—	1,750
Noninterest income	27,918	2,772	3,527	(264)	33,953
Noninterest expense	72,633	1,731	3,392	188	77,944
Income (loss) before income taxes	44,962	1,147	448	(3,058)	43,499
Income tax expense (benefit)	10,167	297	—	(791)	9,673
Net income (loss)	$34,795	$850	$448	$(2,267)	$33,826

Total assets	$10,135,478	$24,125	$61,800	$16,910	$10,238,313
Goodwill	608,279	2,767	—	—	611,046

Three months ended March 31, 2017
Net interest income (loss)	$75,956	$92	$487	$(2,520)	$74,015
Provision for loan losses	1,500	—	—	—	1,500
Noninterest income	26,578	2,549	3,119	(225)	32,021
Noninterest expense	64,221	1,692	2,996	400	69,309
Income (loss) before income taxes	36,813	949	610	(3,145)	35,227
Income tax expense (benefit)	12,110	375	—	(1,230)	11,255
Net income (loss)	$24,703	$574	$610	$(1,915)	$23,972

Total assets	$8,673,576	$24,032	$54,537	$12,566	$8,764,711
Goodwill	467,767	2,767	—	—	470,534

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 19 – Revenue Recognition
(In Thousands)

As previously discussed in Note 1, “Summary of Significant Accounting Policies,” the Company adopted ASU 2014-09, an update to ASC 606, in the first quarter of 2018. The majority of the Company’s revenue streams are governed by other authoritative guidance and, therefore, considered out-of-scope of ASC 606. The Company’s revenue streams that are considered in-scope of ASC 606 are discussed below.
Additionally, ASC 606 requires costs that are incremental to obtaining a contract to be capitalized. In the case of the Company, these costs would include sales commissions for insurance and wealth management products. ASC 606 has established, and the Company has utilized, a practical expedient to allow for: costs that if capitalized would have an amortization period of one year or less may instead be expensed as incurred.
Service Charges on Deposit Accounts
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. The contracts with deposit account customers are day-to-day contracts and are considered to be terminable at will by either party. Therefore, the fees are all considered to be earned when charged and simultaneously collected.
Insurance Commissions
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers, which include health and life insurance and property and casualty insurance. Insurance commissions are earned when policies are placed by customers with the insurance carriers and are collected and recognized using two different methods: the agency bill method and the direct bill method.
Under the agency bill method, Renasant Insurance is responsible for billing the customers directly and then collecting and remitting the premiums to the insurance carriers. Agency bill revenue is recognized at the later of the invoice date or effective date of the policy. The Company has established a reserve for such policies which is derived from historical collection experience and updated annually. The contract balances (i.e. accounts receivable and accounts payable related to insurance commisions earned and premiums due) and the reserve established are considered inconsequential to the overall financial results of the Company.
Under the direct bill method, premium billing and collections are handled by the insurance carriers, and a commission is then paid to Renasant Insurance. Direct bill revenue is recognized when the cash is received from the insurance carriers. While there is recourse on these commissions in the event of policy cancellations, based on the Company’s historical data, significant or material reversals of revenue based on policy cancellations are not anticipated. The Company monitors policy cancellations on a monthly basis and, if a significant or material set of transactions occurred, the Company would adjust earnings accordingly.
The Company also earns contingency income which it recognizes on a cash basis. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on the Company’s clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $762 and $687 for the three months ending March 31, 2018 and 2017, respectively.
Wealth Management Revenue
Wealth management consists of the Trust division and the Financial Services division. The Trust division operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on the value of assets under management in the account, with the amount of the fee depending on the type of account. Revenue is recognized on monthly basis, and there is little to no risk of a material reversal of revenue. The contract balance (i.e. management fee receivable) recognized is considered inconsequential to the overall financial results of the Company.
The Financial Services division provides specialized products and services to the Company’s customers, which include investment guidance relating to fixed and variable annuities, mutual funds, stocks and other investments offered through a third party provider. Fees are recognized based on either trade activity, which are recognized at the time of the trade, or assets under management, which are recognized monthly.
Sales of Other Real Estate Owned

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company continually markets the properties included in the OREO portfolio. The Company will at times, in the ordinary course of business, provide seller-financing on the sales of OREO. In cases where a sale is seller-financed, the Company must ensure the commitment of both parties to perform their respective obligations and the collectability of the transaction price in order to properly recognize the revenue on the sale of OREO. This is accomplished through the Company’s loan underwriting process. In this process the Company considers things such as the buyer’s initial equity in the property, the credit quality of the borrower, the financing terms of the loan and the cash flow from the property, if applicable. If it is determined that the contract criteria in ASC 606 have been met, the revenue on the sale of OREO will be recognized on the closing date of the sale when the Company has transferred title to the buyer and obtained the right to receive payment for the property. In instances where sales are not seller-financed, the Company recognizes revenue on the closing date of the sale when the Company has obtained payment for the property and transferred title to the buyer. For additional information on OREO please see Note 7, “Other Real Estate Owned.”

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

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the following risks: (1) the Company’s ability to efficiently integrate acquisitions into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the time frame anticipated by management, including with respect to its pending acquisition of Brand Group Holdings, Inc.; (2) the effect of economic conditions and interest rates on a national, regional or international basis; (3) timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (4) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries; (5) the financial resources of, and products available to, competitors; (6) changes in laws and regulations as well as changes in accounting standards; (7) changes in policy by regulatory agencies; (8) changes in the securities and foreign exchange markets; (9) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (10) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers; (11) an insufficient allowance for loan losses as a result of inaccurate assumptions; (12) general economic, market or business conditions, including the impact of inflation; (13) changes in demand for loan products and financial services; (14) concentration of credit exposure; (15) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; (16) increased cybersecurity risk, including potential network breaches, business disruptions or financial losses; (17) natural disasters and other catastrophic events in the Company’s geographic area; (18) the impact, extent and timing of technological changes; and (19) other circumstances, many of which are beyond management’s control.

The Company expressly disclaims any obligation to update or revise forward-looking statements to reflect changed assumptions or estimates, the occurrence of unanticipated events or changes to future operating results that occur after the date the forward-looking statements are made.

Non-GAAP Financial Measures

In addition to results presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), this document contains an adjusted efficiency ratio, which is a non-GAAP financial measure. The efficiency ratio is adjusted to exclude expenses that (1) the Company does not consider to be part of our normal operations, such as amortization of intangibles, or (2) the Company incurred in connection with certain transactions where management is unable to accurately predict the timing of when these expenses will be incurred or, when incurred, the amount of such expenses, such as merger and conversion related expenses and debt prepayment penalties. Management uses the adjusted efficiency ratio to evaluate ongoing operating results and efficiency of the Company's operations. The reconciliation from GAAP to non-GAAP for this financial measure is below.

Efficiency Ratio
	Three Months Ended March 31,
	2018	2017
Interest income (fully tax equivalent basis)	$101,947	$83,781
Interest expense	11,140	7,874
Net interest income (fully tax equivalent basis)	90,807	75,907

Total noninterest income	33,953	32,021
Net gains on sales of securities	—	—
Adjusted noninterest income	33,953	32,021

Total noninterest expense	77,944	69,309
Intangible amortization	1,651	1,563
Merger and conversion related expenses	900	345
Extinguishment of debt	—	205
Adjusted noninterest expense	75,393	67,196

Efficiency Ratio (GAAP)	62.48%	64.22%
Adjusted Efficiency Ratio (non-GAAP)	60.43%	62.26%

The presentation of this non-GAAP financial measure is not intended to be considered in isolation or as a substitute for any measure prepared in accordance with GAAP. Readers of this Form 10-Q should note that, because there are no standard definitions for the calculations as well as the results, the Company’s calculations may not be comparable to other similarly titled measures presented by other companies. Also, there may be limits in the usefulness of this measure to readers of this document. As a result, the Company encourages readers to consider its consolidated financial statements and footnotes thereto in their entirety and not to rely on any single financial measure.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at March 31, 2018 compared to December 31, 2017.
Assets
Total assets were $10,238,313 at March 31, 2018 compared to $9,829,981 at December 31, 2017.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio, all of which are classified as available for sale, by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	March 31, 2018		December 31, 2017
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$3,528	0.37%	$3,564	0.53%
Obligations of states and political subdivisions	226,342	23.87	234,481	34.92
Mortgage-backed securities	684,510	72.18	406,765	60.58
Trust preferred securities	10,045	1.06	9,388	1.40
Other debt securities	23,940	2.52	17,290	2.57
	$948,365	100.00%	$671,488	100.00%
The balance of our securities portfolio at March 31, 2018 increased $276,877 to $948,365 from $671,488 at December 31, 2017. As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, in the fourth quarter of 2017, we implemented strategic initiatives, collectively referred to as our “deleveraging strategy,” to manage total assets below $10,000,000 as of December 31, 2017, which included the sale of certain investment securities. During the three months ended March 31, 2018, we purchased $317,922 in investment securities as part of the releveraging of the Company’s balance sheet. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised approximately 98% of these purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Proceeds from maturities, calls and principal payments on securities during the first three months of 2018 totaled $29,335. There were no securities sold during the first three months of 2018.
For more information about the Company’s security portfolio, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans
Total loans at March 31, 2018 were $7,698,070, an increase of $77,748 from $7,620,322 at December 31, 2017.
The table below sets forth the balance of loans, net of unearned income, outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	March 31, 2018		December 31, 2017
	Balance	Percentage of Total Loans	Balance	Percentage of Total Loans
Commercial, financial, agricultural	$1,046,818	13.60%	$1,039,393	13.64%
Lease financing	52,536	0.68	54,013	0.71
Real estate – construction	657,491	8.54	633,389	8.31
Real estate – 1-4 family mortgage	2,358,101	30.63	2,343,721	30.76
Real estate – commercial mortgage	3,463,953	45.00	3,427,530	44.98
Installment loans to individuals	119,171	1.55	122,276	1.60
Total loans, net of unearned income	$7,698,070	100.00%	$7,620,322	100.00%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2018, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Non purchased loans totaled $5,830,122 at March 31, 2018 compared to $5,588,556 at December 31, 2017. With the exception of lease financing and installment loans to individuals, the Company experienced loan growth across all categories of non purchased loans, with loans from our specialty commercial business lines, which consist of our asset-based lending, healthcare, factoring, and equipment lease financing banking groups as well as loans meeting the criteria to be guaranteed by the Small Business Administration (“SBA”), contributing $47,097 of the total increase in loans from December 31, 2017.
Looking at the change in loans geographically, non purchased loans in our Mississippi, Georgia, and Tennessee markets increased $29,542, $99,252, and $46,813, respectively, when compared to December 31, 2017. Non purchased loans in our Alabama and Florida markets (collectively referred to as our “Central Region”) increased $67,181.

Loans purchased in previous acquisitions totaled $1,867,948 and $2,031,766 at March 31, 2018 and December 31, 2017, respectively. The following tables provide a breakdown of non purchased loans and purchased loans as of the dates presented:

	March 31, 2018
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$803,146	$243,672	$1,046,818
Lease financing, net of unearned income	52,536	—	52,536
Real estate – construction:
Residential	182,392	15,488	197,880
Commercial	389,639	59,573	449,212
Condominiums	10,399	—	10,399
Total real estate – construction	582,430	75,061	657,491
Real estate – 1-4 family mortgage:
Primary	973,836	375,972	1,349,808
Home equity	448,679	107,550	556,229
Rental/investment	282,433	69,983	352,416
Land development	80,323	19,325	99,648
Total real estate – 1-4 family mortgage	1,785,271	572,830	2,358,101
Real estate – commercial mortgage:
Owner-occupied	968,573	407,449	1,376,022
Non-owner occupied	1,401,133	507,830	1,908,963
Land development	133,974	44,994	178,968
Total real estate – commercial mortgage	2,503,680	960,273	3,463,953
Installment loans to individuals	103,059	16,112	119,171
Total loans, net of unearned income	$5,830,122	$1,867,948	$7,698,070

	December 31, 2017
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$763,823	$275,570	$1,039,393
Lease financing, net of unearned income	54,013	—	54,013
Real estate – construction:
Residential	178,400	25,041	203,441
Commercial	361,345	55,734	417,079
Condominiums	7,913	4,956	12,869
Total real estate – construction	547,658	85,731	633,389
Real estate – 1-4 family mortgage:
Primary	924,468	403,637	1,328,105
Home equity	445,149	116,990	562,139
Rental/investment	281,662	72,590	354,252
Land development	78,255	20,970	99,225
Total real estate – 1-4 family mortgage	1,729,534	614,187	2,343,721
Real estate – commercial mortgage:
Owner-occupied	938,444	436,011	1,374,455
Non-owner occupied	1,319,453	554,239	1,873,692
Land development	132,179	47,204	179,383
Total real estate – commercial mortgage	2,390,076	1,037,454	3,427,530
Installment loans to individuals	103,452	18,824	122,276
Total loans, net of unearned income	$5,588,556	$2,031,766	$7,620,322

Mortgage Loans Held for Sale
Mortgage loans held for sale were $204,472 at March 31, 2018 compared to $108,316 at December 31, 2017. The Company's aforementioned strategy to manage consolidated assets below $10,000,000 at December 31, 2017 included shortening the holding period of mortgage loans held for sale. During the first quarter of 2018, the holding period of mortgage loans held for sale reverted to standard practice, which was the primary reason for the increase in the balance from December 31, 2017.
Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $8,357,769 and $7,921,075 at March 31, 2018 and December 31, 2017, respectively. Noninterest-bearing deposits were $1,861,136 and $1,840,424 at March 31, 2018 and December 31, 2017, respectively, while interest-bearing deposits were $6,496,633 and $6,080,651 at March 31, 2018 and December 31, 2017, respectively. Management continues to focus on growing and maintaining a stable source of funding, specifically core deposits. Under certain circumstances, however, management may seek to acquire non-core deposits in the form of public fund deposits or time deposits. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters. During the fourth quarter of 2017, as part of our efforts to manage consolidated assets below $10,000,000 at December 31, 2017, the Company reduced the balance of its wholesale deposit funding sources. These deposits were reacquired during the first quarter of 2018 accounting for a portion of the increase in deposits from December 31, 2017.
Public fund deposits are those of counties, municipalities or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits when it is reasonable under the circumstances. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $1,067,663 and $1,000,324 at March 31, 2018 and December 31, 2017, respectively.
Looking at the change in deposits geographically, deposits in our Mississippi, Georgia and Tennessee markets increased $161,951, $40,385 and $79,432, respectively, from December 31, 2017, while deposits in our Central Division market decreased $13,324 from December 31, 2017.
Borrowed Funds
Total borrowings include securities sold under agreements to repurchase, short-term borrowings, advances from the FHLB, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and short-term FHLB advances. At March 31, 2018, short-term borrowings consisted of $7,753 in security repurchase agreements and short-term borrowings from the FHLB of $50,000, compared to security repurchase agreements of $6,814 and short-term borrowings from the FHLB of $83,000 at December 31, 2017.
At March 31, 2018, long-term debt totaled $207,438 compared to $207,546 at December 31, 2017. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. Long-term FHLB advances were $7,276 and $7,493 at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, there were no long-term FHLB advances outstanding scheduled to mature within twelve months or less. The Company had $2,706,761 of availability on unused lines of credit with the FHLB at March 31, 2018 compared to $2,670,141 at December 31, 2017.

The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired.) The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. The Company’s junior subordinated debentures totaled $86,018 at March 31, 2018 compared to $85,881 at December 31, 2017.
The Company’s subordinated notes, net of unamortized debt issuance costs, totaled $114,059 at March 31, 2018 compared to $114,074 at December 31, 2017.

Results of Operations
Net Income

Net income for the three months ended March 31, 2018 was $33,826 compared to net income of $23,972 for the three months ended March 31, 2017. Basic and diluted EPS for the three months ended March 31, 2018 were $0.69 and $0.68, respectively, as compared to basic and diluted EPS of $0.54 for the three months ended March 31, 2017.

The Company incurred expenses and charges in connection with certain transactions with respect to which management is unable to accurately predict the timing of when these expenses or charges will be incurred or, when incurred, the amount of such expenses or charges. The following table presents the impact of these expenses and charges on reported earnings per share for the dates presented:

	Three Months Ended
	March 31, 2018			March 31, 2017
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$900	$700	$0.02	$345	$235	$0.01
Debt prepayment penalties	—	—	—	205	140	—

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 72.79% of total net revenue for the first three months of 2018. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income increased to $89,240 for the three months ended March 31, 2018 compared to $74,015 for the same period in 2017. On a tax equivalent basis, net interest income was $90,807 for the three months ended March 31, 2018 as compared to $75,907 for the three months ended March 31, 2017. The increases to the target federal funds rate implemented by the Federal Reserve Board over the last two years have resulted in higher yields on loans in our portfolio that earn a variable rate of interest. Net interest margin, the tax equivalent net yield on earning assets, increased to 4.20% during the three months ended March 31, 2018, as compared to 4.01% for the three months ended March 31, 2017. The following table presents reported net interest margin.

	Three Months Ended
	March 31,
	2018	2017
Taxable equivalent net interest income	$90,807	$75,907

Average earning assets	8,760,679	7,668,582

Net interest margin	4.20%	4.01%

The impact from interest income collected on problem loans and purchase accounting adjustments on loans to net interest income and net interest margin is shown in the following table.

	Three Months Ended
	March 31,
	2018	2017
Net interest income collected on problem loans	$358	$556
Accretable yield recognized on purchased loans(1)	6,118	5,604
Total impact to net interest income	$6,476	$6,160

Impact to net interest margin	0.30%	0.32%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $3,358 and $2,731 for the three months ended March 31, 2018 and 2017, respectively, which increased net interest margin by 16 basis points and 14 basis points for the same periods, respectively.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. Growth in the Company’s loan portfolio is the largest contributing factor to the increase in net interest income. Furthermore, the Company is continuing its efforts to replace maturing loans with new or renewed loans at similar rates driving further interest income and interest margin expansion (before and after excluding the impact from purchase accounting adjustments).

The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Non purchased	$5,689,210	$64,611	4.61%	$4,752,628	$51,143	4.36%
Purchased	1,957,781	28,762	5.96	1,446,077	22,567	6.33
Total Loans	7,646,991	93,373	4.95	6,198,705	73,710	4.82
Mortgage loans held for sale	152,299	1,671	4.45	112,105	1,148	4.15
Securities:
Taxable(1)	606,642	3,914	2.62	704,805	4,070	2.34
Tax-exempt	226,434	2,406	4.31	338,892	4,297	5.14
Interest-bearing balances with banks	128,313	583	1.84	314,075	556	0.72
Total interest-earning assets	8,760,679	101,947	4.72	7,668,582	83,781	4.43
Cash and due from banks	163,141			131,874
Intangible assets	634,898			493,816
Other assets	497,037			465,176
Total assets	$10,055,755			$8,759,448
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$3,911,802	$3,407	0.35	$3,410,606	$1,813	0.22
Savings deposits	581,194	151	0.11	553,985	96	0.07
Time deposits	1,821,118	4,501	1.00	1,617,262	3,240	0.81
Total interest-bearing deposits	6,314,114	8,059	0.52	5,581,853	5,149	0.37
Borrowed funds	314,228	3,081	3.98	282,008	2,725	3.92
Total interest-bearing liabilities	6,628,342	11,140	0.68	5,863,861	7,874	0.54
Noninterest-bearing deposits	1,817,848			1,558,809
Other liabilities	85,692			89,875
Shareholders’ equity	1,523,873			1,246,903
Total liabilities and shareholders’ equity	$10,055,755			$8,759,448
Net interest income/net interest margin		$90,807	4.20%		$75,907	4.01%

(1)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which we operate.
(2)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the table above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 4.45%, which is net of federal tax benefit.
The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three months ended March 31, 2018 compared to the same period in 2017 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated):

	Volume	Rate	Net
Interest income:
Loans:
Non purchased	$10,508	$2,960	$13,468
Purchased	7,598	(1,403)	6,195
Mortgage loans held for sale	441	82	523
Securities:
Taxable	(634)	478	(156)
Tax-exempt	(1,195)	(696)	(1,891)
Interest-bearing balances with banks	(844)	871	27
Total interest-earning assets	15,874	2,292	18,166
Interest expense:
Interest-bearing demand deposits	437	1,157	1,594
Savings deposits	7	48	55
Time deposits	504	757	1,261
Borrowed funds	316	40	356
Total interest-bearing liabilities	1,264	2,002	3,266
Change in net interest income	$14,610	$290	$14,900

Interest income, on a tax equivalent basis, was $101,947 for the three months ended March 31, 2018 compared to $83,781 for the same period in 2017. This increase in interest income, on a tax equivalent basis, is due primarily to the additional earning assets from the Metropolitan acquisition and loan growth in the Company’s non purchased loan portfolio, slightly offset by a decrease in the Company’s investment portfolio. As of March 31, 2018, we intentionally had not yet repurchased investment securities in an amount completely offsetting the sales of investment securities effected as part of the deleveraging strategy implemented in the fourth quarter of 2017. We delayed fully re-leveraging the balance sheet during the first quarter of 2018 due to the rising rate environment. The increase in interest income is also being driven by an overall increase in the yield on the Company’s earning assets due to replacing maturing assets with assets earning similar or higher rates of interest.

The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Loans	87.29%	80.83%	4.95%	4.82%
Mortgage loans held for sale	1.74	1.46	4.45	4.15
Securities	9.51	13.61	3.08	3.25
Interest-bearing balances with banks	1.46	4.10	1.84	0.72
Total earning assets	100.00%	100.00%	4.72%	4.43%

For the three months ending March 31, 2018, loan income, on a tax equivalent basis, increased $19,663 to $93,373 from $73,710 in the same period in 2017. The average balance of loans increased $1,448,286 for the three months ended March 31, 2018 compared to the same period in 2017 due to the Metropolitan acquisition coupled with strong organic loan growth. The tax equivalent yield on loans was 4.95% for the three months ending March 31, 2018, a 13 basis point increase from the same period in 2017. The following table presents reported taxable equivalent yield on loans.

	Three Months Ended
	March 31,
	2018	2017
Taxable equivalent interest income on loans	$93,373	$73,710

Average loans	7,646,991	6,198,705

Loan yield	4.95%	4.82%

The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans and loan yield is shown in the following table.

	Three Months Ended
	March 31,
	2018	2017
Net interest income collected on problem loans	$358	$556
Accretable yield recognized on purchased loans(1)	6,118	5,604
Total impact to interest income on loans	$6,476	$6,160

Impact to loan yield	0.34%	0.40%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $3,358 and $2,731 for the three months ended March 31, 2018 and 2017, respectively, which increased our taxable equivalent loan yield by 18 basis points for the same periods.

Investment income, on a tax equivalent basis, decreased $2,047 to $6,320 for the three months ended March 31, 2018 from $8,367 for the same period in 2017. The average balance in the investment portfolio for the three months ended March 31, 2018 was $833,076 compared to $1,043,697 for the same period in 2017. The decrease in the average balance of the investment portfolio was due to the pace at which we repurchased investment securities following the deleveraging strategy implemented by the Company in the fourth quarter of 2017. The tax equivalent yield on the investment portfolio for the first three months of 2018 was 3.08%, down 17 basis points from 3.25% in the same period in 2017.

Interest expense for the three months ended March 31, 2018 was $11,140 as compared to $7,874 for the same period in 2017. The cost of interest-bearing liabilities was 0.68% for the three months ended March 31, 2018 as compared to 0.54% for the same period in 2017.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Noninterest-bearing demand	21.52%	21.00%	—%	—%
Interest-bearing demand	46.31	45.96	0.35	0.22
Savings	6.88	7.46	0.11	0.07
Time deposits	21.56	21.79	1.00	0.81
Short-term borrowings	1.27	1.12	1.45	0.54
Long-term Federal Home Loan Bank advances	0.09	0.11	3.41	3.50
Subordinated notes	1.35	1.32	5.63	5.52
Other long term borrowings	1.02	1.24	4.97	5.32
Total deposits and borrowed funds	100.00%	100.00%	0.53%	0.43%

Interest expense on deposits was $8,059 and $5,149 for the three months ended March 31, 2018 and 2017, respectively. The cost of total deposits was 0.40% and 0.29% for the same periods. The increase is attributable to both the increase in the average balance of all interest-bearing deposits resulting from the Metropolitan acquisition and organic deposit growth as well as an increase in the interest rates on interest-bearing deposits. Although the Company continues to seek changes in the mix of our deposits from higher costing time deposits to lower costing interest-bearing deposits and noninterest-bearing deposits, rates offered on the Company’s interest-bearing deposit accounts, including time deposits, have increased to match competitive market interest rates in order to maintain stable sources of funding.

Interest expense on total borrowings was $3,081 and $2,725 for the first three months of 2018 and 2017, respectively. The average balance of borrowings increased $32,220 to $314,228 for the three months ended March 31, 2018, as compared to $282,008 for the same period in 2017. The increase is attributable to an increase in short-term borrowings from the Federal Home Loan Bank and an increase in subordinated notes which were assumed in the Metropolitan acquisition. The cost of total borrowed funds was 3.98% and 3.92% for the first three months of 2018 and 2017, respectively. The increases in borrowing expense and cost of total borrowings are both attributable to a higher rate charged on the short-term borrowings from the Federal Home Loan Bank and the higher costing subordinated notes that were assumed in the Metropolitan acquisition.

A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets
Three Months Ended March 31,
2018	2017
1.37%	1.48%

Noninterest income was $33,953 for the three months ended March 31, 2018 as compared to $32,021 for the same period in 2017. The increase in noninterest income and its related components is attributable to the addition of Metropolitan, coupled with an increase in service charges on deposit accounts, fee income on loan and deposit products and mortgage banking income.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $8,473 and $7,931 for the three months ended March 31, 2018 and 2017, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,908 for the three months ended March 31, 2018 compared to $5,679 for the same period in 2017.

Fees and commissions increased to $5,685 for the first three months of March 31, 2018 as compared to $5,199 for the same period in 2017. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. Interchange fees on debit card transactions, the largest component of fees and commissions, were $4,787 for the three months ending March 31, 2018 as compared to $4,299 for the same period in 2017. If our total assets remain above $10,000,000 at December 31, 2018, then beginning on July 1, 2019 we will become subject to the limitations on interchange fees imposed pursuant to §1075 of the Dodd-Frank Act (this provision, which is commonly referred to as the “Durbin Amendment,” is discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017). Management is continuing to examine this issue and develop strategies to offset the impact of the Durbin Amendment.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $2,005 and $1,860 for the three months ended March 31, 2018 and 2017, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $762 and $687 for the three months ended March 31, 2018 and 2017, respectively.

The Trust division within the Wealth Management segment operates on both a fully discretionary and a directed basis which includes administration of employee benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal, corporate and employee benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $3,262 for the three months ended March 31, 2018 compared to $2,884 for the same period in 2017. The market value of assets under management or administration was $3,234,775 and $3,021,347 at March 31, 2018 and March 31, 2017, respectively.

Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $362,803 in the three months ended March 31, 2018 compared to $318,144 for the same period in 2017. The increase in mortgage loan originations is due to an increase in producers throughout our footprint. The following table presents the components of mortgage banking income included in noninterest income for the three months ending March 31:

	2018	2017
Mortgage servicing income, net	$1,154	$410
Gain on sales of loans, net	8,798	6,554
Fees, net	1,008	3,540
Mortgage banking income, net	$10,960	$10,504

Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and death benefits received on covered individuals. BOLI income decreased to $945 for the first three months of March 31, 2018 as compared to $1,113 for the same period in 2017.

Other noninterest income was $2,623 and $2,530 for the three months ended March 31, 2018 and 2017, respectively.  Other noninterest income includes contingency income from our insurance underwriters, income from our SBA banking division, and other miscellaneous income and can fluctuate based on the claims experience at Renasant Insurance, production in our SBA banking division, and recognition of other unseasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended March 31,
2018	2017
3.14%	3.21%

Noninterest expense was $77,944 and $69,309 for the three months ended March 31, 2018 and 2017, respectively. Merger and conversion expense was $900 for the three months ended March 31, 2018, as compared to $345 for the same period in 2017. The Company recognized a penalty charge of $205 in connection with the prepayment of $10,310 of junior subordinated debentures in the first quarter of 2017. There was no such penalty incurred during the first three months of 2018.

Salaries and employee benefits increased $6,575 to $48,784 for the three months ended March 31, 2018 as compared to $42,209 for the same period in 2017. The increase in salaries and employee benefits is primarily due to the Metropolitan acquisition.

Data processing costs were $4,244 for the three months ended March 31, 2018 as compared to $4,234 for the same period in 2017. Increased costs arising on account of our greater size were almost completely offset by the cost savings realized through contract renegotiations.

Net occupancy and equipment expense for the first three months of 2018 was $9,822, up from $9,319 for the same period in 2017. The increase in occupancy and equipment expense is primarily attributable to the additional locations and assets added from the Metropolitan acquisition.

Expenses related to other real estate owned for the first three months of 2018 were $657 compared to $532 for the same period in 2017. Expenses on other real estate owned for the three months ended March 31, 2018 included write downs of $352 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $2,181 was sold during the three months ended March 31, 2018, resulting in a net loss of $96. Expenses on other real estate owned for the three months ended March 31, 2017 included write downs of $378 of the carrying value to fair value on certain pieces of property held in other real estate owned. Other real estate owned with a cost basis of $4,719 was sold during the three months ended March 31, 2017, resulting in a net gain of $327.

Professional fees include fees for legal and accounting services. Professional fees were $2,138 for the three months ended March 31, 2018 as compared to $2,067 for the same period in 2017. Professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation.

Advertising and public relations expense was $2,203 for the three months ended March 31, 2018 compared to $1,592 for the same period in 2017. This increase is primarily attributable to an increased focus on digital marketing and branding throughout our footprint, an increase in the overall size of the Company and also an increase in the marketing of the Company’s community involvement.

Amortization of intangible assets totaled $1,651 and $1,563 for the three months ended March 31, 2018 and 2017, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 3 years to approximately 10 years.

Communication expenses, those expenses incurred for communication to clients and between employees, were $1,969 for the three months ended March 31, 2018 as compared to $1,863 for the same period in 2017. The increase in communication expenses is primarily attributable to the additional locations added as part of the Metropolitan acquisition.

Efficiency Ratio

	Efficiency Ratio
	Three Months Ended March 31,
	2018	2017
Efficiency ratio	62.48%	64.22%
Impact on efficiency ratio from:
Intangible amortization	(1.33)%	(1.45)%
Merger and conversion related expenses	(0.72)%	(0.32)%
Extinguishment of debt	—%	(0.19)%
Adjusted efficiency ratio	60.43%	62.26%

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The table above shows the impact on the efficiency ratio of expenses that (1) the Company does not consider to be part of our normal operations, such as amortization of intangibles, or (2) the Company incurred in connection with certain transactions where management is unable to accurately predict the timing of when these expenses will be incurred or, when incurred, the amount of such expenses, such as merger and conversion related expenses and debt prepayment penalties. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to continue to improve from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.

Income Taxes

Income tax expense for the three months ended March 31, 2018 and 2017 was $9,673 and $11,255, respectively. The effective tax rates for those periods were 22.24% and 31.95%, respectively. Although taxable income has continued to increase, the decreased effective tax rate for the three months ended March 31, 2018 as compared to the same period in 2017 is the result of the lower corporate tax rate that resulted from the enactment of the Tax Cuts and Jobs Act.

Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit risk and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”
Credit Risk and Allowance for Loan Losses

Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower default. The Company’s credit quality remained strong in the first quarter of 2018, and the Company continues to see the lowest levels of charge-offs and nonperforming loans since the 2008-2009 recession. These results are due in part to the pace of the economic recovery, declining unemployment levels, improved labor participation rate, improved performance of the housing market, and the Company’s continued efforts to bring problem credits to resolution.
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
For commercial and commercial real estate secured loans, risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Loan grades range from 1 to 9, with 1 being loans with the least credit risk. Allowance factors established by management are applied to the total balance of loans in each grade to determine the amount needed in the allowance for loan losses. The allowance factors are established based on historical loss ratios experienced by the Company for these loan types, as well as the credit quality criteria underlying each grade, adjusted for trends and expectations about losses inherent in our existing portfolios. In making these adjustments to the allowance factors, management takes into consideration factors which it believes are causing, or are likely in the future to cause, losses within our loan portfolio but that may not be fully reflected in our historical loss ratios. For portfolio balances of consumer, small balance consumer mortgage loans, such as 1-4 family mortgage loans, and certain other loans originated other than for commercial purposes, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria.
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

The Company’s practice is to charge off estimated losses as soon as such loss is identified and reasonably quantified. Net charge-offs for the first quarter of 2018 were $1,560, or 0.08% of average loans (annualized), compared to net charge-offs of $1,314, or 0.09% of average loans (annualized), for the same period in 2017. The charge-offs in 2018 were fully reserved for in the Company’s allowance for loan losses and resulted in no additional provision for loan loss expense.

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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	March 31, 2018	December 31, 2017	March 31, 2017
Commercial, financial, agricultural	$7,071	$5,542	$5,112
Lease financing	596	555	225
Real estate – construction	4,198	3,428	2,119
Real estate – 1-4 family mortgage	11,404	12,009	12,162
Real estate – commercial mortgage	21,914	23,384	22,073
Installment loans to individuals	1,218	1,293	1,232
Total	$46,401	$46,211	$42,923

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	March 31, 2018	December 31, 2017	March 31, 2017
Specific reserves for impaired loans	$1,472	$2,674	$3,977
Allocated reserves for remaining portfolio	43,112	41,760	36,227
Purchased with deteriorated credit quality	1,817	1,777	$2,719
Total	$46,401	$46,211	$42,923

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The provision for loan losses was $1,750 and $1,500 for the three months ended March 31, 2018 and 2017, respectively. Although the Company has experienced lower levels of classified loans and nonperforming loans in the current year, as illustrated in the nonperforming loan tables later in this section, and while our other credit quality measures have also improved, the growth in non purchased loans has dictated that we increase the provision for loans losses in order to maintain the allowance for loan losses at an acceptable level in light of the increased size of our non purchased loan portfolio.

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
Certain loans purchased are accounted for under ASC 310-30, “Loans and Debt Securities Purchased with Deteriorated Credit Quality” (“ASC 310-30”), and are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. As of March 31, 2018, the fair value of loans accounted for in accordance with ASC 310-30 was $214,310. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. Of the entire allowance for loan losses as of March 31, 2018 and 2017, $1,817 and $2,719, respectively, is allocated to loans accounted for under ASC 310-30.

The table below reflects the activity in the allowance for loan losses for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
Balance at beginning of period	$46,211	$42,737
Charge-offs
Commercial, financial, agricultural	659	832
Real estate – 1-4 family mortgage	671	275
Real estate – commercial mortgage	613	227
Installment loans to individuals	122	264
Total charge-offs	2,065	1,598
Recoveries
Commercial, financial, agricultural	235	57
Real estate – construction	4	31
Real estate – 1-4 family mortgage	133	82
Real estate – commercial mortgage	108	95
Installment loans to individuals	25	19
Total recoveries	505	284
Net charge-offs	1,560	1,314
Provision for loan losses	1,750	1,500
Balance at end of period	$46,401	$42,923
Net charge-offs (annualized) to average loans	0.08%	0.09%
Allowance for loan losses to:
Total non purchased loans	0.80%	0.89%
Nonperforming non purchased loans	356.71%	289.94%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
Real estate – construction:
Residential	$(4)	$(31)
Commercial	—	—
Condominiums	—	—
Total real estate – construction	(4)	(31)
Real estate – 1-4 family mortgage:
Primary	29	207
Home equity	39	11
Rental/investment	63	10
Land development	407	(35)
Total real estate – 1-4 family mortgage	538	193
Real estate – commercial mortgage:
Owner-occupied	546	43
Non-owner occupied	(41)	92
Land development	—	(3)
Total real estate – commercial mortgage	505	132
Total net charge-offs of loans secured by real estate	$1,039	$294

Nonperforming Assets. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. Management, the loss management committee and our loan review staff closely monitor loans that are considered to be nonperforming.

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

The following table provides details of the Company’s non purchased and purchased nonperforming assets as of the dates presented.

	Non Purchased	Purchased	Total
March 31, 2018
Nonaccruing loans	$9,403	$5,340	$14,743
Accruing loans past due 90 days or more	3,605	4,564	8,169
Total nonperforming loans	13,008	9,904	22,912
Other real estate owned	4,801	9,754	14,555
Total nonperforming loans and OREO	17,809	19,658	37,467
Total nonperforming assets	$17,809	$19,658	$37,467
Nonperforming loans to total loans			0.30%
Nonperforming assets to total assets			0.37%

December 31, 2017
Nonaccruing loans	$10,250	$4,424	$14,674
Accruing loans past due 90 days or more	3,015	5,731	8,746
Total nonperforming loans	13,265	10,155	23,420
Other real estate owned	4,410	11,524	15,934
Total nonperforming loans and OREO	17,675	21,679	39,354
Total nonperforming assets	$17,675	$21,679	$39,354
Nonperforming loans to total loans			0.31%
Nonperforming assets to total assets			0.40%

The Company experienced improving credit quality metrics during the first three months of 2018. The level of nonperforming loans decreased $508 from December 31, 2017 while OREO decreased $1,379 during the same period.

The following table presents nonperforming loans by loan category as of the dates presented:

	March 31, 2018	December 31, 2017	March 31, 2017
Commercial, financial, agricultural	$4,141	$2,921	$3,807
Real estate – construction:
Residential	49	—	—
Total real estate – construction	49	—	—
Real estate – 1-4 family mortgage:
Primary	6,963	6,221	7,802
Home equity	2,557	2,701	2,413
Rental/investment	459	395	1,962
Land development	378	1,078	1,624
Total real estate – 1-4 family mortgage	10,357	10,395	13,801
Real estate – commercial mortgage:
Owner-occupied	4,118	5,473	7,062
Non-owner occupied	2,764	3,087	8,316
Land development	1,005	1,090	1,826
Total real estate – commercial mortgage	7,887	9,650	17,204
Installment loans to individuals	276	295	384
Lease financing	202	159	—
Total nonperforming loans	$22,912	$23,420	$35,196

The decrease in the level of nonperforming loans from December 31, 2017 is a reflection of the Company’s continued strategy to aggressively manage problem loans and assets. The Company continues its efforts to bring problem credits to resolution. Total nonperforming loans as a percentage of total loans were 0.30% as of March 31, 2018 as compared to 0.31% as of December 31, 2017 and 0.56% as of March 31, 2017. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 202.52% as of March 31, 2018 as compared to 197.31% as of December 31, 2017 and 121.95% as of March 31, 2017. The coverage ratio for non purchased, nonperforming loans was 356.71% as of March 31, 2018 as compared to 348.37% as of December 31, 2017 and 289.94% as of March 31, 2017.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at March 31, 2018. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $28,573 at March 31, 2018 as compared to $27,738 at December 31, 2017 and $13,955 at March 31, 2017.

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

As shown below, restructured loans totaled $13,823 at March 31, 2018 compared to $14,553 at December 31, 2017 and $14,935 at March 31, 2017. At March 31, 2018, loans restructured through interest rate concessions represented 26% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	March 31, 2018	December 31, 2017	March 31, 2017
Commercial, financial, agricultural	$372	$331	$—
Real estate – 1-4 family mortgage:
Primary	6,490	6,213	5,854
Home equity	460	282	253
Rental/investment	1,960	2,247	2,264
Land development	4	4	10
Total real estate – 1-4 family mortgage	8,914	8,746	8,381
Real estate – commercial mortgage:
Owner-occupied	3,296	3,503	4,361
Non-owner occupied	747	1,466	1,550
Land development	428	440	577
Total real estate – commercial mortgage	4,471	5,409	6,488
Installment loans to individuals	66	67	66

Total restructured loans in compliance with modified terms	$13,823	$14,553	$14,935

Changes in the Company’s restructured loans are set forth in the table below:

	2018	2017
Balance at January 1,	$14,553	$11,475
Additional loans with concessions	743	4,160
Reclassified as performing	3	—
Reductions due to:
Reclassified as nonperforming	(192)	(56)
Paid in full	(849)	(217)
Charge-offs	—	(267)
Paydowns	(435)	(160)
Balance at March 31,	$13,823	$14,935

The following table shows the principal amounts of nonperforming and restructured loans as of the dates presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	March 31, 2018	December 31, 2017	March 31, 2017
Nonaccruing loans	$14,743	$14,674	$21,124
Accruing loans past due 90 days or more	8,169	8,746	14,072
Total nonperforming loans	22,912	23,420	35,196
Restructured loans in compliance with modified terms	13,823	14,553	14,935
Total nonperforming and restructured loans	$36,735	$37,973	$50,131
The following table provides details of the Company’s other real estate owned as of the dates presented:

	March 31, 2018	December 31, 2017	March 31, 2017
Residential real estate	$2,148	$2,441	$2,981
Commercial real estate	5,165	5,938	7,923
Residential land development	1,743	1,881	3,264
Commercial land development	5,499	5,674	7,154
Total other real estate owned	$14,555	$15,934	$21,322

Changes in the Company’s other real estate owned were as follows:

	2018	2017
Balance at January 1,	$15,934	$23,299
Transfers of loans	1,154	3,168
Impairments	(352)	(378)
Dispositions	(2,181)	(4,719)
Other	—	(48)
Balance at March 31,	$14,555	$21,322

Other real estate owned with a cost basis of $2,181 was sold during the three months ended March 31, 2018, resulting in a net loss of $96, while other real estate owned with a cost basis of $4,719 was sold during the three months ended March 31, 2017, resulting in a net gain of $327.

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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing April 1, 2018, in each case as compared to the result under rates present in the market on March 31, 2018. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and does not take into account changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (EAR) (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	15.39%	15.02%	24.07%
+300	12.07%	11.16%	17.94%
+200	7.58%	7.93%	12.78%
+100	3.46%	3.92%	6.24%
-100	(5.32)%	(8.67)%	(11.11)%

The rate shock results for the net interest income simulations for the next twenty-four months produce an asset sensitive position at March 31, 2018. The Company’s interest rate risk strategy is to remain in an asset sensitive position with a focus on increasing variable rate loan production and generating deposits that are less sensitive to increases in interest rates.
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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, forward commitments, and interest rate lock commitments, as part of its ongoing efforts to mitigate its interest rate risk exposure. For more information about the Company’s derivative financial instruments, see the “Off-Balance Sheet Transactions” section below and Note 11, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.
Liquidity and Capital Resources

Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

Core deposits, which are deposits excluding time deposits and public fund deposits, are a major source of funds used by Renasant Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring Renasant Bank’s liquidity. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the Asset/Liability Management Committee.

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 14.14% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At March 31,

2018, securities with a carrying value of $280,332 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $243,755 similarly pledged at December 31, 2017.

Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were short-term borrowings from the FHLB in the amount of $50,000 at March 31, 2018 compared to $83,000 at December 31, 2017. Long-term funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2018, the balance of our outstanding long-term advances with the FHLB was $7,276. The total amount of the remaining credit available to us from the FHLB at March 31, 2018 was $2,706,761. We also maintain lines of credit with other commercial banks totaling $80,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at March 31, 2018 or December 31, 2017.

As part of the Metropolitan acquisition, the Company assumed $15,000 aggregate principal amount of 6.50% fixed-to-floating rate subordinated notes due July 1, 2026. Additionally, in 2016, we accessed the debt capital market to generate liquidity in the form of subordinated notes. The carrying value of the combined subordinated notes, net of unamortized debt issuance costs, was $114,059 at March 31, 2018.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Noninterest-bearing demand	21.52%	21.00%	—%	—%
Interest-bearing demand	46.31	45.96	0.35	0.22
Savings	6.88	7.46	0.11	0.07
Time deposits	21.56	21.79	1.00	0.81
Short-term borrowings	1.27	1.12	1.45	0.54
Long-term Federal Home Loan Bank advances	0.09	0.11	3.41	3.50
Subordinated notes	1.35	1.32	5.63	5.52
Other borrowed funds	1.02	1.24	4.97	5.32
Total deposits and borrowed funds	100.00%	100.00%	0.53%	0.43%

Our strategy in choosing funds is focused on minimizing cost in the context of our balance sheet composition and interest rate risk position. Accordingly, management targets growth of noninterest-bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position.

Cash and cash equivalents were $250,978 at March 31, 2018 compared to $370,744 at March 31, 2017. Cash used in investing activities for the three months ended March 31, 2018 was $365,230 compared to $42,322 for the three months ended March 31, 2017. Proceeds from the sale, maturity or call of securities within our investment portfolio were $29,335 for the three months ended March 31, 2018 compared to $41,456 for the same period in 2017. These proceeds were reinvested into the investment portfolio or used to fund loan growth. Purchases of investment securities were $317,922 for the first three months of 2018 compared to $52,683 for the same period in 2017. The large increase in purchases of investment securities in 2018 is related to the releveraging of the Company's balance sheet.

Cash provided by financing activities for the three months ended March 31, 2018 and 2017 was $395,926 and $51,708, respectively. Deposits increased $437,471 and $172,225 for the three months ended March 31, 2018 and 2017, respectively. A portion of the increase in deposits during the first quarter of 2018 is the result of the Company reacquiring certain wholesale deposit funding sources which had been reduced during the fourth quarter of 2017 as part of the Company’s efforts to manage consolidated assets below $10,000,000. Cash provided through deposit growth was used to fund loan growth and purchase investment securities.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2018, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $107,371. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,045. There were no amounts outstanding under this line of credit at March 31, 2018. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the three months ended March 31, 2018, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	March 31, 2018	December 31, 2017
Loan commitments	$1,667,704	$1,619,022
Standby letters of credit	66,203	68,946

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2018, the Company had notional amounts of $212,840 on interest rate contracts with corporate customers and $212,840 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.
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

For more information about the Company’s off-balance sheet transactions, see Note 11, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.
Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $1,532,765 at March 31, 2018 compared to $1,514,983 at December 31, 2017. Book value per share was $31.03 and $30.72 at March 31, 2018 and December 31, 2017, respectively. The growth in shareholders’ equity was attributable to earnings retention offset by changes in accumulated other comprehensive loss and dividends declared.

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

The Company has junior subordinated debentures with a carrying value of $86,018 at March 31, 2018, of which $83,140 are included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital at March 31, 2018. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition we exceed $15,000,000 in assets, or if we make any acquisition after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.

The Company has subordinated notes with a carrying value of $114,059 at March 31, 2018. These notes are included in the Company’s Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the phase-in of the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$917,501	11.38%	$524,152	6.50%	$514,072	6.375%
Tier 1 risk-based capital ratio	1,000,640	12.41%	645,110	8.00%	635,030	7.875%
Total risk-based capital ratio	1,164,193	14.44%	806,388	10.00%	796,308	9.875%
Leverage capital ratios:
Tier 1 leverage ratio	1,000,640	10.61%	471,556	5.00%	377,245	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,023,486	12.71%	$523,381	6.50%	$513,316	6.375%
Tier 1 risk-based capital ratio	1,023,486	12.71%	644,161	8.00%	634,096	7.875%
Total risk-based capital ratio	1,073,712	13.33%	805,202	10.00%	795,137	9.875%
Leverage capital ratios:
Tier 1 leverage ratio	1,023,486	10.88%	470,445	5.00%	376,356	4.00%

December 31, 2017
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$896,733	11.34%	$513,827	6.50%	$454,539	5.75%
Tier 1 risk-based capital ratio	979,604	12.39%	632,402	8.00%	573,114	7.25%
Total risk-based capital ratio	1,142,926	14.46%	790,503	10.00%	731,215	9.25%
Leverage capital ratios:
Tier 1 leverage ratio	979,604	10.18%	481,086	5.00%	384,968	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,000,715	12.69%	$512,570	6.50%	$453,427	5.75%
Tier 1 risk-based capital ratio	1,000,715	12.69%	630,856	8.00%	571,713	7.25%
Total risk-based capital ratio	1,050,751	13.32%	788,569	10.00%	729,427	9.25%
Leverage capital ratios:
Tier 1 leverage ratio	1,000,715	10.42%	480,353	5.00%	384,282	4.00%

For more information regarding the capital adequacy guidelines applicable to the Company and Renasant Bank, please refer to Note 17, “Regulatory Matters,” in Item 1, Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2017. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. CONTROLS AND PROCEDURES
Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

During the three month period ended March 31, 2018, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Repurchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Shares	Maximum Number of Shares or Approximate Dollar Value That May Yet Be Purchased Under Share Repurchase Plans
January 1, 2018 to January 31, 2018	7,783	$42.37	—	—
February 1, 2018 to February 28, 2018	28,638	40.89	—	—
March 1, 2018 to March 31, 2018	136	43.07	—	—
Total	36,557	$41.21	—	—

(1)
Represents the number of shares withheld to satisfy federal and state tax liabilities related to the vesting of performance-based and time-based restricted stock awards during the three month period ended March 31, 2018.

Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(2)(i)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Metropolitan BancGroup, Inc. and Metropolitan Bank dated as of January 17, 2017 (1)

(2)(ii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Brand Group Holdings, Inc. and The Brand Banking Company dated as of March 28, 2018(2)

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (3)

(3)(ii)	Restated Bylaws of Renasant Corporation, as amended (4)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended (3)

(4)(ii)	Restated Bylaws of Renasant Corporation, as amended (4)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

(1)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 19, 2017 and incorporated herein by reference.

(2)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 30, 2018 and incorporated herein by reference.

(3)	Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 10, 2016 and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	May 9, 2018	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2018	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial and Operating Officer
(Principal Financial Officer)