Form 10-Q
period 2018-06-30
RENASANT CORP
filed 2018-08-08
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2018, 49,438,848 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$155,235	$187,838
Interest-bearing balances with banks	137,717	93,615
Cash and cash equivalents	292,952	281,453
Securities available for sale, at fair value	1,088,779	671,488
Mortgage loans held for sale, at fair value	245,046	108,316
Loans, net of unearned income:
Non purchased loans and leases	6,057,766	5,588,556
Purchased loans	1,709,891	2,031,766
Total loans, net of unearned income	7,767,657	7,620,322
Allowance for loan losses	(47,355)	(46,211)
Loans, net	7,720,302	7,574,111
Premises and equipment, net	186,568	183,254
Other real estate owned:
Non purchased	4,698	4,410
Purchased	9,006	11,524
Total other real estate owned, net	13,704	15,934
Goodwill	611,046	611,046
Other intangible assets, net	21,265	24,510
Bank-owned life insurance	177,973	175,863
Mortgage servicing rights	43,239	39,339
Other assets	143,601	144,667
Total assets	$10,544,475	$9,829,981
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$1,888,561	$1,840,424
Interest-bearing	6,492,159	6,080,651
Total deposits	8,380,720	7,921,075
Short-term borrowings	313,393	89,814
Long-term debt	207,354	207,546
Other liabilities	84,340	96,563
Total liabilities	8,985,807	8,314,998
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 49,990,248 shares issued; 49,424,339 and 49,321,231 shares outstanding, respectively	249,951	249,951
Treasury stock, at cost	(17,523)	(19,906)
Additional paid-in capital	897,817	898,095
Retained earnings	448,475	397,354
Accumulated other comprehensive loss, net of taxes	(20,052)	(10,511)
Total shareholders’ equity	1,558,668	1,514,983
Total liabilities and shareholders’ equity	$10,544,475	$9,829,981
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income
Loans	$98,656	$80,133	$192,774	$154,540
Securities
Taxable	5,700	4,627	9,694	8,979
Tax-exempt	1,649	2,310	3,334	4,884
Other	569	509	1,152	1,065
Total interest income	106,574	87,579	206,954	169,468
Interest expense
Deposits	10,919	5,314	18,978	10,463
Borrowings	3,266	2,662	6,347	5,387
Total interest expense	14,185	7,976	25,325	15,850
Net interest income	92,389	79,603	181,629	153,618
Provision for loan losses	1,810	1,750	3,560	3,250
Net interest income after provision for loan losses	90,579	77,853	178,069	150,368
Noninterest income
Service charges on deposit accounts	8,271	7,958	16,744	15,889
Fees and commissions	5,917	5,470	11,602	10,669
Insurance commissions	2,110	2,181	4,115	4,041
Wealth management revenue	3,446	3,037	6,708	5,921
Mortgage banking income	12,839	12,424	23,799	22,928
BOLI income	1,195	985	2,140	2,098
Other	1,803	2,210	4,426	4,740
Total noninterest income	35,581	34,265	69,534	66,286
Noninterest expense
Salaries and employee benefits	52,010	45,014	100,794	87,223
Data processing	4,600	3,835	8,844	8,069
Net occupancy and equipment	9,805	8,814	19,627	18,133
Other real estate owned	232	781	889	1,313
Professional fees	2,176	1,882	4,314	3,949
Advertising and public relations	2,647	2,430	4,850	4,022
Intangible amortization	1,594	1,493	3,245	3,056
Communications	1,877	1,908	3,846	3,771
Extinguishment of debt	—	—	—	205
Merger and conversion related expenses	500	3,044	1,400	3,389
Other	3,585	5,640	9,161	11,020
Total noninterest expense	79,026	74,841	156,970	144,150
Income before income taxes	47,134	37,277	90,633	72,504
Income taxes	10,424	11,993	20,097	23,248
Net income	$36,710	$25,284	$70,536	$49,256
Basic earnings per share	$0.74	$0.57	$1.43	$1.11
Diluted earnings per share	$0.74	$0.57	$1.42	$1.11
Cash dividends per common share	$0.20	$0.18	$0.39	$0.36
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$36,710	$25,284	$70,536	$49,256
Other comprehensive (loss) income, net of tax:
Securities available for sale:
Unrealized holding (losses) gains on securities	(3,000)	2,569	(10,909)	5,476
Amortization of unrealized holding gains on securities transferred to the held to maturity category	—	(18)	—	(169)
Total securities	(3,000)	2,551	(10,909)	5,307
Derivative instruments:
Unrealized holding gains (losses) on derivative instruments	387	(165)	1,245	4
Total derivative instruments	387	(165)	1,245	4
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	57	56	123	125
Total defined benefit pension and post-retirement benefit plans	57	56	123	125
Other comprehensive (loss) income, net of tax	(2,556)	2,442	(9,541)	5,436
Comprehensive income	$34,154	$27,726	$60,995	$54,692

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$70,536	$49,256
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	3,560	3,250
Depreciation, amortization and accretion	1,854	2,625
Deferred income tax expense	3,476	2,219
Funding of mortgage loans held for sale	(838,564)	(772,456)
Proceeds from sales of mortgage loans held for sale	721,351	729,532
Gains on sales of mortgage loans held for sale	(19,517)	(11,608)
Penalty on prepayment of debt	—	205
(Gains) losses on sales of premises and equipment	(225)	546
Stock-based compensation expense	3,712	2,411
(Increase) decrease in other assets	(6,649)	10,428
Decrease in other liabilities	(12,657)	(8,715)
Net cash (used in) provided by operating activities	(73,123)	7,693
Investing activities
Purchases of securities available for sale	(497,845)	(119,766)
Proceeds from sales of securities available for sale	—	2,946
Proceeds from call/maturities of securities available for sale	63,655	60,928
Proceeds from call/maturities of securities held to maturity	—	15,507
Net increase in loans	(140,205)	(163,349)
Purchases of premises and equipment	(10,313)	(7,668)
Proceeds from sales of premises and equipment	233	1,255
Proceeds from sales of other assets	4,026	7,385
Net cash used in investing activities	(580,449)	(202,762)
Financing activities
Net increase in noninterest-bearing deposits	48,137	81,506
Net increase in interest-bearing deposits	413,003	62,405
Net increase in short-term borrowings	223,579	10,445
Repayment of long-term debt	(436)	(11,063)
Cash paid for dividends	(19,413)	(16,068)
Net stock-based compensation transactions	201	(2,319)
Net cash provided by financing activities	665,071	124,906
Net increase (decrease) in cash and cash equivalents	11,499	(70,163)
Cash and cash equivalents at beginning of period	281,453	306,224
Cash and cash equivalents at end of period	$292,952	$236,061
Supplemental disclosures
Cash paid for interest	$24,652	$16,155
Cash paid for income taxes	$12,044	$12,701
Noncash transactions:
Transfers of loans to other real estate owned	$2,291	$4,227
Financed sales of other real estate owned	$418	$257
Transfers of loans held for sale to loans held for investment	$663	$—

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

(In Thousands)
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”) and Renasant Insurance, Inc. (“Renasant Insurance”). The Company offers a diversified range of financial, wealth management and insurance services to its retail and commercial customers through its subsidiaries and full service offices located throughout north and central Mississippi, Tennessee, Georgia, Alabama and north Florida.
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 28, 2018.
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
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements. The Company has determined that no significant events occurred after June 30, 2018 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Impact of Recently-Issued Accounting Standards and Pronouncements:
In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 amends the accounting model and disclosure requirements for leases.  The current accounting model for leases distinguishes between capital leases, which are recognized on the balance sheet, and operating leases, which are not.  Under the new standard, the lease classifications are defined as finance leases, which are similar to capital leases under current GAAP, and operating leases.  Further, a lessee will recognize a lease liability and a right-of-use asset for all leases with a term greater than 12 months on its balance sheet regardless of the lease’s classification, which may significantly increase reported assets and liabilities.  The accounting model and disclosure requirements for lessors remains substantially unchanged from current GAAP.  ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact ASU 2016-02 will have on its financial position and results of operations, and its financial statement disclosures, and the expected results include the recognition of leased assets and related lease liabilities on the balance sheet, along with leasehold amortization and interest expense recognized in the statements of income.
In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update will significantly change the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since it incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model includes loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. For public companies, this update is effective for interim and annual periods beginning after December 15, 2019. The Company has formed an implementation committee comprised of both accounting and credit employees to guide Renasant Bank through the implementation of ASU 2016-13. Currently, this committee is working with a consulting firm to develop the Company’s CECL model, which includes reviewing the different model requirements and ensuring historical data integrity across all reporting systems.

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
In March 2017, FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). ASU 2017-08 requires the amortization period for certain callable debt securities held at a premium to be the earliest call date.  ASU 2017-08 will be effective for interim and annual periods beginning after December 15, 2018.  The Company is currently evaluating the effect that ASU 2017-08 will have on its financial position and results of operations and its financial statement disclosures.
In August 2017, FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 is intended to simplify hedge accounting by eliminating the requirement to separately measure and report hedge effectiveness. ASU 2017-12 also seeks to expand the application of hedge accounting by modifying current requirements to include hedge accounting on partial-term hedges, the hedging of prepayable financial instruments and other strategies.  ASU 2017-12 will be effective for interim and annual periods beginning after December 15, 2018.  The Company is currently evaluating the effect that ASU 2017-12 will have on its financial position and results of operations and its financial statement disclosures.
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

Under the terms of the merger agreement, the merger consideration to be received by Brand shareholders and the amount to be paid to cash out in-the-money Brand stock options is contingent (and subject to reduction only) upon Brand's divestiture of certain assets, as outlined in the definitive merger agreement filed with the Securities and Exchange Commission on March 30, 2018. Although the deadline for fixing the merger consideration and the option cash-out amount has not yet occurred, as of July 20, 2018 Brand had already divested all of the assets impacting the merger consideration and the option cash-out amount. Accordingly, the Company does not anticipate any further adjustments to the merger consideration and the option cash-out amount. After adjusting the merger consideration and the option cash-out amount to reflect Brand’s divestiture of these assets, each Brand shareholder will have the right to receive 31.72 shares of Renasant common stock and $74.57 in cash for each share of Brand common stock. Additionally, all in-the-money Brand stock options will be cashed out at an amount equal to the excess of $1,519 per share over the exercise price of such option (underwater options will be cancelled).

As of June 30, 2018, Brand, which has 13 locations throughout the greater Atlanta market, had approximately $2,240,000 in total assets, which included approximately $1,730,000 in total loans (excluding mortgage loans held for sale), and approximately $1,800,000 in total deposits.

The acquisition is expected to close in the third quarter of 2018 and is subject customary conditions set forth in the merger agreement. Brand shareholders approved the merger on July 26, 2018 and all required regulatory approvals have been received.

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

Purchase Price:
Shares issued to common shareholders	4,883,182
Purchase price per share	$43.74
Value of stock paid		$213,590
Cash paid for fractional shares		5
Cash settlement for stock options		4,764
Deal charges, net of taxes		1,102
Total Purchase Price		$219,461
Net Assets Acquired:
Stockholders’ equity at acquisition date	$89,253
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	(731)
Mortgage loans held for sale	30
Loans, net of Metropolitan’s allowance for loan losses	(13,071)
Premises and equipment	(4,629)
Intangible assets, net of Metropolitan’s existing intangibles	2,340
Other real estate owned	(1,251)
Other assets	2,731
Deposits	(3,603)
Borrowings	(1,294)
Other liabilities	3,930
Deferred income taxes	5,244
Total Net Assets Acquired		$78,949
Goodwill resulting from merger(1)		$140,512
(1) The goodwill resulting from the merger has been assigned to the Community Banks operating segment.

The following table summarizes the fair value on July 1, 2017 of assets acquired and liabilities assumed on that date in connection with the merger with Metropolitan.

Cash and cash equivalents	$47,556
Securities	108,697
Loans, including mortgage loans held for sale, net of unearned income	967,804
Premises and equipment	8,576
Other real estate owned	1,203
Intangible assets	147,478
Other assets	69,567
Total assets	$1,350,881

Deposits	$942,084
Borrowings	174,522
Other liabilities	20,685
Total liabilities	$1,137,291

The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the six months ended June 30, 2018 and 2017 of the Company as though the Metropolitan merger had been completed as of January 1, 2016. The unaudited pro forma information combines the historical results of Metropolitan with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not necessarily indicative of what would have occurred had the acquisition taken place on January 1, 2016. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Merger expenses are reflected in the period in which they were incurred.

	(Unaudited)
	Six Months Ended
	June 30,
	2018	2017
Net interest income - pro forma	$181,629	$173,508

Net income - pro forma	$70,536	$46,912

Earnings per share - pro forma:
Basic	$1.43	$1.00
Diluted	$1.42	$1.00

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Obligations of other U.S. Government agencies and corporations	$3,545	$19	$(49)	$3,515
Obligations of states and political subdivisions	217,847	3,787	(758)	220,876
Residential mortgage backed securities:
Government agency mortgage backed securities	493,001	336	(10,212)	483,125
Government agency collateralized mortgage obligations	303,625	59	(7,679)	296,005
Commercial mortgage backed securities:
Government agency mortgage backed securities	27,468	251	(530)	27,189
Government agency collateralized mortgage obligations	24,585	—	(264)	24,321
Trust preferred securities	12,402	—	(2,001)	10,401
Other debt securities	23,555	94	(302)	23,347
	$1,106,028	$4,546	$(21,795)	$1,088,779

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Obligations of other U.S. Government agencies and corporations	$3,554	$40	$(30)	$3,564
Obligations of states and political subdivisions	228,589	6,161	(269)	234,481
Residential mortgage backed securities:
Government agency mortgage backed securities	196,121	888	(3,059)	193,950
Government agency collateralized mortgage obligations	180,258	133	(3,752)	176,639
Commercial mortgage backed securities:
Government agency mortgage backed securities	31,015	389	(234)	31,170
Government agency collateralized mortgage obligations	5,019	1	(14)	5,006
Trust preferred securities	12,442	—	(3,054)	9,388
Other debt securities	17,106	260	(76)	17,290
	$674,104	$7,872	$(10,488)	$671,488

There were no sales of securities during the six months ended June 30, 2018. During the first quarter of 2017, the Company sold residential mortgage backed securities with a carrying value of $2,946 at the time of the sale for net proceeds of $2,946 resulting in no gain or loss on the sale. There were no securities sold during the second quarter of 2017.

At June 30, 2018 and December 31, 2017, securities with a carrying value of $443,011 and $217,867, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $18,278 and $25,888 were pledged as collateral for short-term borrowings and derivative instruments at June 30, 2018 and December 31, 2017, respectively.
The amortized cost and fair value of securities at June 30, 2018 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Available for Sale
	Amortized Cost	Fair Value
Due within one year	$41,602	$42,138
Due after one year through five years	54,549	55,472
Due after five years through ten years	80,531	81,272
Due after ten years	65,931	64,758
Residential mortgage backed securities:
Government agency mortgage backed securities	493,001	483,125
Government agency collateralized mortgage obligations	303,625	296,005
Commercial mortgage backed securities:
Government agency mortgage backed securities	27,468	27,189
Government agency collateralized mortgage obligations	24,585	24,321
Other debt securities	14,736	14,499
	$1,106,028	$1,088,779

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
June 30, 2018
Obligations of other U.S. Government agencies and corporations	1	$492	$(8)	2	$1,980	$(41)	3	$2,472	$(49)
Obligations of states and political subdivisions	51	32,251	(386)	13	7,800	(372)	64	40,051	(758)
Residential mortgage backed securities:
Government agency mortgage backed securities	105	361,859	(5,623)	47	88,914	(4,589)	152	450,773	(10,212)
Government agency collateralized mortgage obligations	52	178,776	(3,538)	34	74,271	(4,141)	86	253,047	(7,679)
Commercial mortgage backed securities:
Government agency mortgage backed securities	8	14,530	(178)	3	5,659	(352)	11	20,189	(530)
Government agency collateralized mortgage obligations	4	24,321	(264)	0	—	—	4	24,321	(264)
Trust preferred securities	0	—	—	2	10,401	(2,001)	2	10,401	(2,001)
Other debt securities	10	10,011	(110)	2	5,815	(192)	12	15,826	(302)
Total	231	$622,240	$(10,107)	103	$194,840	$(11,688)	334	$817,080	$(21,795)
December 31, 2017
Obligations of other U.S. Government agencies and corporations	1	$497	$(3)	2	$1,999	$(27)	3	$2,496	$(30)
Obligations of states and political subdivisions	23	11,860	(59)	12	7,728	(210)	35	19,588	(269)
Residential mortgage backed securities:
Government agency mortgage backed securities	29	64,595	(659)	44	89,414	(2,400)	73	154,009	(3,059)
Government agency collateralized mortgage obligations	33	102,509	(1,470)	29	62,406	(2,282)	62	164,915	(3,752)
Commercial mortgage backed securities:
Government agency mortgage backed securities	2	5,629	(17)	3	5,872	(217)	5	11,501	(234)
Government agency collateralized mortgage obligations	1	4,986	(14)	0	—	—	1	4,986	(14)
Trust preferred securities	0	—	—	2	9,388	(3,054)	2	9,388	(3,054)
Other debt securities	2	756	(12)	2	6,308	(64)	4	7,064	(76)
Total	91	$190,832	$(2,234)	94	$183,115	$(8,254)	185	$373,947	$(10,488)

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

The Company does not intend to sell any securities in an unrealized loss position that it holds, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

greater than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any OTTI for the six months ended June 30, 2018 or 2017.
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $12,402 and $12,442 and a fair value of $10,401 and $9,388 at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, the investments in pooled trust preferred securities consisted of two securities representing interests in various tranches of trusts collateralized by debt issued by over 160 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments before recovery of the investments’ amortized cost, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be at maturity. At June 30, 2018, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for both trust preferred securities and recognized credit related impairment losses on these securities in 2011. No additional impairment was recognized during the six months ended June 30, 2018.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at June 30, 2018:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XXIII	Pooled	B-2	$8,313	$6,751	$(1,562)	BB	16%
XXVI	Pooled	B-2	4,089	3,650	(439)	B	19%
			$12,402	$10,401	$(2,001)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2018	2017
Balance at January 1	$(261)	$(3,337)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—
Reductions for securities sold during the period	—	3,076
Balance at June 30	$(261)	$(261)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Non Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean non purchased loans.

The following is a summary of non purchased loans and leases as of the dates presented:

	June 30, 2018	December 31, 2017
Commercial, financial, agricultural	$790,363	$763,823
Lease financing	55,749	57,354
Real estate – construction	642,380	547,658
Real estate – 1-4 family mortgage	1,912,450	1,729,534
Real estate – commercial mortgage	2,554,955	2,390,076
Installment loans to individuals	105,195	103,452
Gross loans	6,061,092	5,591,897
Unearned income	(3,326)	(3,341)
Loans, net of unearned income	$6,057,766	$5,588,556

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2018
Commercial, financial, agricultural	$1,575	$150	$786,645	$788,370	$—	$1,900	$93	$1,993	$790,363
Lease financing	288	44	55,082	55,414	—	335	—	335	55,749
Real estate – construction	273	49	642,058	642,380	—	—	—	—	642,380
Real estate – 1-4 family mortgage	6,921	1,663	1,901,680	1,910,264	286	1,158	742	2,186	1,912,450
Real estate – commercial mortgage	2,069	254	2,548,264	2,550,587	14	2,427	1,927	4,368	2,554,955
Installment loans to individuals	487	30	104,639	105,156	6	23	10	39	105,195
Unearned income	—	—	(3,326)	(3,326)	—	—	—	—	(3,326)
Total	$11,613	$2,190	$6,035,042	$6,048,845	$306	$5,843	$2,772	$8,921	$6,057,766
December 31, 2017
Commercial, financial, agricultural	$2,722	$22	$759,143	$761,887	$205	$1,033	$698	$1,936	$763,823
Lease financing	47	—	57,148	57,195	—	159	—	159	57,354
Real estate – construction	50	—	547,608	547,658	—	—	—	—	547,658
Real estate – 1-4 family mortgage	11,810	2,194	1,712,982	1,726,986	—	1,818	730	2,548	1,729,534
Real estate – commercial mortgage	1,921	727	2,381,871	2,384,519	—	2,877	2,680	5,557	2,390,076
Installment loans to individuals	429	72	102,901	103,402	1	28	21	50	103,452
Unearned income	—	—	(3,341)	(3,341)	—	—	—	—	(3,341)
Total	$16,979	$3,015	$5,558,312	$5,578,306	$206	$5,915	$4,129	$10,250	$5,588,556
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for commercial, consumer and construction loans of $500 or more by, as applicable, the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are evaluated collectively for impairment. When the ultimate collectability of an impaired loan’s principal is in doubt, wholly or partially, the loan is placed on nonaccrual status and all cash receipts are applied to principal. Once the recorded balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been foregone, and then they are recorded as recoveries of any amounts previously charged-off. For impaired loans, a specific reserve is established to adjust the carrying value of the loan to its estimated net realizable value.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loans accounted for under FASB ASC 310-20, “Nonrefundable Fees and Other Cost” (“ASC 310-20”), and which are impaired loans recognized in conformity with ASC 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
June 30, 2018
Commercial, financial, agricultural	$2,634	$2,319	$—	$2,319	$376
Lease financing	335	335	—	335	4
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	8,065	6,935	—	6,935	64
Real estate – commercial mortgage	8,901	4,454	1,316	5,770	948
Installment loans to individuals	109	104	—	104	1
Total	$20,044	$14,147	$1,316	$15,463	$1,393
December 31, 2017
Commercial, financial, agricultural	$3,043	$2,365	$—	$2,365	$138
Lease financing	159	159	—	159	2
Real estate – construction	578	578	—	578	4
Real estate – 1-4 family mortgage	10,018	8,169	703	8,872	561
Real estate – commercial mortgage	12,463	9,652	—	9,652	1,861
Installment loans to individuals	121	117	—	117	1
Totals	$26,382	$21,040	$703	$21,743	$2,567

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$2,663	$8	$1,873	$—
Lease financing	335	—	—	—
Real estate – construction	—	—	295	6
Real estate – 1-4 family mortgage	7,442	57	8,911	89
Real estate – commercial mortgage	5,807	38	14,487	176
Installment loans to individuals	106	1	160	2
Total	$16,353	$104	$25,726	$273

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$2,653	$19	$2,187	$—
Lease financing	335	—	—	—
Real estate – construction	—	—	268	6
Real estate – 1-4 family mortgage	7,507	123	8,892	110
Real estate – commercial mortgage	6,041	130	14,635	279
Installment loans to individuals	108	2	166	2
Total	$16,644	$274	$26,148	$397

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
The following tables illustrate the impact of modifications classified as restructured loans which were made during the periods presented and held on the Consolidated Balance Sheets at the respective period end:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended June 30, 2018
Real estate – 1-4 family mortgage	1	$49	$49
Total	1	$49	$49
Three months ended June 30, 2017
Real estate – 1-4 family mortgage	3	$127	$126
Real estate – commercial mortgage	1	366	62
Installment loans to individuals	1	4	4
Total	5	$497	$192

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Six months ended June 30, 2018
Real estate – 1-4 family mortgage	4	$625	$625
Real estate – commercial mortgage	1	83	78
Total	5	$708	$703
Six months ended June 30, 2017
Real estate – 1-4 family mortgage	5	$304	$297
Real estate – commercial mortgage	2	453	147
Installment loans to individuals	1	4	4
Total	8	$761	$448

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

With respect to loans that were restructured during the six months ended June 30, 2018, none have subsequently defaulted as of the date of this report. With respect to loans that were restructured during the six months ended June 30, 2017, $156 subsequently defaulted within twelve months of the restructuring.

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were two restructured loans in the amount of $468 contractually 90 days past due or more and still accruing at June 30, 2018 and one restructured loan in the amount of $71 contractually 90 days past due or more and still accruing at June 30, 2017. The outstanding balance of restructured loans on nonaccrual status was $2,417 and $4,409 at June 30, 2018 and June 30, 2017, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2018	54	$5,588
Additional loans with concessions	5	707
Reclassified as performing	2	154
Reductions due to:
Reclassified as nonperforming	(5)	(370)
Paid in full	(5)	(1,268)
Principal paydowns	—	(126)
Totals at June 30, 2018	51	$4,685

The allocated allowance for loan losses attributable to restructured loans was $37 and $238 at June 30, 2018 and June 30, 2017, respectively. The Company had $22 in remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2018. There was no remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2017.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pass	Watch	Substandard	Total
June 30, 2018
Commercial, financial, agricultural	$576,063	$13,105	$5,015	$594,183
Real estate – construction	575,005	8,258	125	583,388
Real estate – 1-4 family mortgage	281,968	1,159	6,983	290,110
Real estate – commercial mortgage	2,150,721	51,372	18,826	2,220,919
Installment loans to individuals	548	—	—	548
Total	$3,584,305	$73,894	$30,949	$3,689,148
December 31, 2017
Commercial, financial, agricultural	$554,943	$11,496	$4,402	$570,841
Real estate – construction	483,498	662	81	484,241
Real estate – 1-4 family mortgage	254,643	505	8,697	263,845
Real estate – commercial mortgage	1,983,750	50,428	24,241	2,058,419
Installment loans to individuals	921	—	—	921
Total	$3,277,755	$63,091	$37,421	$3,378,267

For portfolio balances of consumer, small balance consumer mortgage loans, such as 1-4 family mortgage loans, and certain other loans originated for other than commercial purposes, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria. The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing	Non- Performing	Total
June 30, 2018
Commercial, financial, agricultural	$194,765	$1,415	$196,180
Lease financing	52,044	379	52,423
Real estate – construction	58,943	49	58,992
Real estate – 1-4 family mortgage	1,618,669	3,671	1,622,340
Real estate – commercial mortgage	333,351	685	334,036
Installment loans to individuals	104,577	70	104,647
Total	$2,362,349	$6,269	$2,368,618
December 31, 2017
Commercial, financial, agricultural	$191,473	$1,509	$192,982
Lease financing	53,854	159	54,013
Real estate – construction	63,417	—	63,417
Real estate – 1-4 family mortgage	1,462,347	3,342	1,465,689
Real estate – commercial mortgage	330,441	1,216	331,657
Installment loans to individuals	102,409	122	102,531
Total	$2,203,941	$6,348	$2,210,289

Note 5 – Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 5, all references to “loans” mean purchased loans.

The following is a summary of purchased loans as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2018	December 31, 2017
Commercial, financial, agricultural	$197,455	$275,570
Real estate – construction	70,438	85,731
Real estate – 1-4 family mortgage	520,649	614,187
Real estate – commercial mortgage	906,219	1,037,454
Installment loans to individuals	15,130	18,824
Gross loans	1,709,891	2,031,766
Unearned income	—	—
Loans, net of unearned income	$1,709,891	$2,031,766

Past Due and Nonaccrual Loans
The Company’s policies with respect to placing loans on nonaccrual status or charging off loans, and its accounting for interest on any such loans, are described above in Note 4, “Non Purchased Loans.”
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2018
Commercial, financial, agricultural	$894	$514	$195,614	$197,022	$—	$349	$84	$433	$197,455
Real estate – construction	919	—	69,519	70,438	—	—	—	—	70,438
Real estate – 1-4 family mortgage	3,127	2,177	512,235	517,539	260	1,236	1,614	3,110	520,649
Real estate – commercial mortgage	1,150	2,770	901,527	905,447	430	132	210	772	906,219
Installment loans to individuals	73	30	14,781	14,884	2	93	151	246	15,130
Total	$6,163	$5,491	$1,693,676	$1,705,330	$692	$1,810	$2,059	$4,561	$1,709,891
December 31, 2017
Commercial, financial, agricultural	$1,119	$532	$273,488	$275,139	$—	$199	$232	$431	$275,570
Real estate – construction	415	—	85,316	85,731	—	—	—	—	85,731
Real estate – 1-4 family mortgage	6,070	2,280	602,464	610,814	385	879	2,109	3,373	614,187
Real estate – commercial mortgage	2,947	2,910	1,031,141	1,036,998	191	99	166	456	1,037,454
Installment loans to individuals	208	9	18,443	18,660	59	—	105	164	18,824
Total	$10,759	$5,731	$2,010,852	$2,027,342	$635	$1,177	$2,612	$4,424	$2,031,766

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
Loans accounted for under ASC 310-20, and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
June 30, 2018
Commercial, financial, agricultural	$439	$329	$49	$378	$41
Real estate – 1-4 family mortgage	5,225	700	3,926	4,626	12
Real estate – commercial mortgage	1,466	1,287	156	1,443	66
Installment loans to individuals	248	247	—	247	3
Total	$7,378	$2,563	$4,131	$6,694	$122
December 31, 2017
Commercial, financial, agricultural	$757	$625	$74	$699	$52
Real estate – construction	1,207	—	1,199	1,199	—
Real estate – 1-4 family mortgage	6,173	1,385	4,225	5,610	45
Real estate – commercial mortgage	901	728	165	893	6
Installment loans to individuals	165	154	9	163	4
Totals	$9,203	$2,892	$5,672	$8,564	$107
The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$380	$3	$342	$1
Real estate – 1-4 family mortgage	5,135	34	4,960	47
Real estate – commercial mortgage	1,462	12	2,515	30
Installment loans to individuals	247	—	19	—
Total	$7,224	$49	$7,836	$78

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$383	$6	$347	$3
Real estate – 1-4 family mortgage	5,252	74	5,032	62
Real estate – commercial mortgage	1,479	30	2,284	51
Installment loans to individuals	247	—	21	—
Total	$7,361	$110	$7,684	$116

Loans accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
June 30, 2018
Commercial, financial, agricultural	$18,239	$3,845	$6,570	$10,415	$325
Real estate – 1-4 family mortgage	56,339	14,254	32,122	46,376	528
Real estate – commercial mortgage	170,327	63,365	79,328	142,693	1,400
Installment loans to individuals	1,645	715	842	1,557	3
Total	$246,550	$82,179	$118,862	$201,041	$2,256
December 31, 2017
Commercial, financial, agricultural	$24,179	$5,768	$9,547	$15,315	$312
Real estate – 1-4 family mortgage	65,049	15,910	38,059	53,969	572
Real estate – commercial mortgage	186,720	65,108	91,230	156,338	892
Installment loans to individuals	1,761	698	940	1,638	1
Totals	$277,709	$87,484	$139,776	$227,260	$1,777

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-30 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$12,815	$192	$14,894	$252
Real estate – 1-4 family mortgage	54,634	647	72,933	759
Real estate – commercial mortgage	162,712	1,933	181,007	2,169
Installment loans to individuals	1,651	18	1,935	19
Total	$231,812	$2,790	$270,769	$3,199

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$13,051	$417	$14,048	$487
Real estate – 1-4 family mortgage	55,293	1,320	73,656	1,582
Real estate – commercial mortgage	163,959	3,905	182,894	4,394
Installment loans to individuals	1,640	36	1,966	38
Total	$233,943	$5,678	$272,564	$6,501

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

The following tables illustrate the impact of modifications classified as restructured loans which were made during the periods presented and held on the Consolidated Balance Sheets at the respective period end:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended June 30, 2018
Real estate – 1-4 family mortgage	1	$18	$17
Total	1	$18	$17
Three months ended June 30, 2017
Real estate – 1-4 family mortgage	4	$463	$367
Total	4	$463	$367

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Six months ended June 30, 2018
Commercial, financial, agricultural	1	$48	$44
Real estate – 1-4 family mortgage	1	$18	$17
Real estate – commercial mortgage	1	8	7
Total	3	$74	$68
Six months ended June 30, 2017
Real estate – 1-4 family mortgage	14	$2,684	$2,178
Real estate – commercial mortgage	4	2,721	1,999
Total	18	$5,405	$4,177

With respect to loans that were restructured during the first six months ended June 30, 2018, none have subsequently defaulted as of the date of this report. With respect to loans that were restructured during the first six months ended June 30, 2017, $368 subsequently defaulted within twelve months of the restructuring.

There were four restructured loans in the amount of $425 contractually 90 days past due or more and still accruing at June 30, 2018 and seven restructured loans in the amount of $534 contractually 90 days past due or more and still accruing at June 30, 2017. The outstanding balance of restructured loans on nonaccrual status was $684 and $446 at June 30, 2018 and June 30, 2017, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2018	68	$8,965
Additional loans with concessions	3	132
Reclassified as performing restructured loan	2	23
Reductions due to:
Reclassified to nonperforming loans	(4)	(425)
Paid in full	(1)	(76)
Principal paydowns	—	(486)
Totals at June 30, 2018	68	$8,133

The allocated allowance for loan losses attributable to restructured loans was $69 and $27 at June 30, 2018 and June 30, 2017, respectively. The Company had $2 and $5 in remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2018 and June 30, 2017, respectively.
Credit Quality

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 4, “Non Purchased Loans.” The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

	Pass	Watch	Substandard	Total
June 30, 2018
Commercial, financial, agricultural	$168,753	$4,562	$3,262	$176,577
Real estate – construction	67,609	1,538	263	69,410
Real estate – 1-4 family mortgage	75,205	1,798	4,820	81,823
Real estate – commercial mortgage	708,999	14,634	9,541	733,174
Installment loans to individuals	627	—	2	629
Total	$1,021,193	$22,532	$17,888	$1,061,613
December 31, 2017
Commercial, financial, agricultural	$241,195	$4,974	$2,824	$248,993
Real estate – construction	81,220	—	—	81,220
Real estate – 1-4 family mortgage	91,369	2,498	6,172	100,039
Real estate – commercial mortgage	827,372	17,123	9,003	853,498
Installment loans to individuals	678	—	3	681
Total	$1,241,834	$24,595	$18,002	$1,284,431

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing	Non- Performing	Total
June 30, 2018
Commercial, financial, agricultural	$10,424	$39	$10,463
Real estate – construction	1,028	—	1,028
Real estate – 1-4 family mortgage	390,746	1,704	392,450
Real estate – commercial mortgage	30,234	118	30,352
Installment loans to individuals	12,670	274	12,944
Total	$445,102	$2,135	$447,237
December 31, 2017
Commercial, financial, agricultural	$11,216	$46	$11,262
Real estate – construction	4,511	—	4,511
Real estate – 1-4 family mortgage	459,038	1,141	460,179
Real estate – commercial mortgage	27,495	123	27,618
Installment loans to individuals	16,344	161	16,505
Total	$518,604	$1,471	$520,075

Loans Purchased with Deteriorated Credit Quality
Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Total Purchased Credit Deteriorated Loans
June 30, 2018
Commercial, financial, agricultural	$10,415
Real estate – 1-4 family mortgage	46,376
Real estate – commercial mortgage	142,693
Installment loans to individuals	1,557
Total	$201,041
December 31, 2017
Commercial, financial, agricultural	$15,315
Real estate – 1-4 family mortgage	53,969
Real estate – commercial mortgage	156,338
Installment loans to individuals	1,638
Total	$227,260

The following table presents the fair value of loans that exhibited evidence of deteriorated credit quality at the time of acquisition at June 30, 2018:

Total Purchased Credit Deteriorated Loans
Contractually-required principal and interest	$282,632
Nonaccretable difference(1)	(52,424)
Cash flows expected to be collected	230,208
Accretable yield(2)	(29,167)
Fair value	$201,041

(1)	Represents contractual principal and interest cash flows of $43,499 and $8,925, respectively, not expected to be collected.

(2)	Represents contractual principal and interest cash flows of $1,579 and $27,588, respectively, expected to be collected.
Changes in the accretable yield of loans purchased with deteriorated credit quality were as follows as of June 30, 2018:

Total Purchased Credit Deteriorated Loans
Balance at January 1, 2018	$(32,207)
Reclassification from nonaccretable difference	(3,678)
Accretion	6,660
Charge-offs	58
Balance at June 30, 2018	$(29,167)

The following table presents the fair value of loans purchased from Metropolitan as of the July 1, 2017 acquisition date.

At acquisition date:	July 1, 2017
Contractually-required principal and interest	$1,198,741
Nonaccretable difference	(79,165)
Cash flows expected to be collected	1,119,576
Accretable yield	(154,543)
Fair value	$965,033

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Allowance for Loan Losses
(In Thousands)
The following is a summary of total non purchased and purchased loans as of the dates presented:

	June 30, 2018	December 31, 2017
Commercial, financial, agricultural	$987,818	$1,039,393
Lease financing	55,749	57,354
Real estate – construction	712,818	633,389
Real estate – 1-4 family mortgage	2,433,099	2,343,721
Real estate – commercial mortgage	3,461,174	3,427,530
Installment loans to individuals	120,325	122,276
Gross loans	7,770,983	7,623,663
Unearned income	(3,326)	(3,341)
Loans, net of unearned income	7,767,657	7,620,322
Allowance for loan losses	(47,355)	(46,211)
Net loans	$7,720,302	$7,574,111

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a roll forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$7,071	$4,198	$11,404	$21,914	$1,814	$46,401
Charge-offs	(457)	—	(979)	(46)	(99)	(1,581)
Recoveries	114	3	83	496	29	725
Net (charge-offs) recoveries	(343)	3	(896)	450	(70)	(856)
Provision for loan losses charged to operations	418	501	1,149	86	(344)	1,810
Ending balance	$7,146	$4,702	$11,657	$22,450	$1,400	$47,355

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Six Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$5,542	$3,428	$12,009	$23,384	$1,848	$46,211
Charge-offs	(1,116)	—	(1,650)	(659)	(221)	(3,646)
Recoveries	349	7	216	604	54	1,230
Net (charge-offs) recoveries	(767)	7	(1,434)	(55)	(167)	(2,416)
Provision for loan losses charged to operations	2,371	1,267	1,082	(879)	(281)	3,560
Ending balance	$7,146	$4,702	$11,657	$22,450	$1,400	$47,355
Period-End Amount Allocated to:
Individually evaluated for impairment	$417	$—	$76	$1,014	$8	$1,515
Collectively evaluated for impairment	6,404	4,702	11,053	20,036	1,389	43,584
Purchased with deteriorated credit quality	325	—	528	1,400	3	2,256
Ending balance	$7,146	$4,702	$11,657	$22,450	$1,400	$47,355

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$5,112	$2,119	$12,162	$22,073	$1,457	$42,923
Charge-offs	(304)	—	(551)	(434)	(125)	(1,414)
Recoveries	64	3	64	717	42	890
Net (charge-offs) recoveries	(240)	3	(487)	283	(83)	(524)
Provision for loan losses charged to operations	220	458	429	244	399	1,750
Ending balance	$5,092	$2,580	$12,104	$22,600	$1,773	$44,149

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total

Six Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$5,486	$2,380	$14,294	$19,059	$1,518	$42,737
Charge-offs	(1,136)	—	(826)	(661)	(389)	(3,012)
Recoveries	121	34	146	812	61	1,174
Net (charge-offs) recoveries	(1,015)	34	(680)	151	(328)	(1,838)
Provision for loan losses charged to operations	621	166	(1,510)	3,390	583	3,250
Ending balance	$5,092	$2,580	$12,104	$22,600	$1,773	$44,149
Period-End Amount Allocated to:
Individually evaluated for impairment	$166	$2	$878	$2,159	$3	$3,208
Collectively evaluated for impairment	4,587	2,578	10,534	19,313	1,769	38,781
Purchased with deteriorated credit quality	339	—	692	1,128	1	2,160
Ending balance	$5,092	$2,580	$12,104	$22,600	$1,773	$44,149

(1)	Includes lease financing receivables.

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
June 30, 2018
Individually evaluated for impairment	$2,697	$—	$11,561	$7,213	$686	$22,157
Collectively evaluated for impairment	974,706	712,818	2,375,162	3,311,268	170,505	7,544,459
Purchased with deteriorated credit quality	10,415	—	46,376	142,693	1,557	201,041
Ending balance	$987,818	$712,818	$2,433,099	$3,461,174	$172,748	$7,767,657
December 31, 2017
Individually evaluated for impairment	$3,064	$1,777	$14,482	$10,545	$439	$30,307
Collectively evaluated for impairment	1,021,014	631,612	2,275,270	3,260,648	174,211	7,362,755
Purchased with deteriorated credit quality	15,315	—	53,969	156,337	1,639	227,260
Ending balance	$1,039,393	$633,389	$2,343,721	$3,427,530	$176,289	$7,620,322

(1)	Includes lease financing receivables.

Note 7 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Purchased OREO	Non Purchased OREO	Total OREO
June 30, 2018
Residential real estate	$543	$1,540	$2,083
Commercial real estate	3,257	1,484	4,741
Residential land development	724	605	1,329
Commercial land development	4,482	1,069	5,551
Total	$9,006	$4,698	$13,704
December 31, 2017
Residential real estate	$1,683	$758	$2,441
Commercial real estate	4,314	1,624	5,938
Residential land development	1,100	781	1,881
Commercial land development	4,427	1,247	5,674
Total	$11,524	$4,410	$15,934

Changes in the Company’s purchased and non purchased OREO were as follows:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at January 1, 2018	$11,524	$4,410	$15,934
Transfers of loans	515	1,776	2,291
Impairments	(455)	(294)	(749)
Dispositions	(2,576)	(1,193)	(3,769)
Other	(2)	(1)	(3)
Balance at June 30, 2018	$9,006	$4,698	$13,704

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Repairs and maintenance	$55	$199	$168	$396
Property taxes and insurance	37	76	149	408
Impairments	397	379	749	757
Net losses (gains) on OREO sales	(239)	189	(143)	(138)
Rental income	(18)	(62)	(34)	(110)
Total	$232	$781	$889	$1,313

Note 8 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the six months ended June 30, 2018 were as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Total
Balance at January 1, 2018	$608,279	$2,767	$611,046
Addition to goodwill from acquisition	—	—	—
Adjustment to previously recorded goodwill	—	—	—
Balance at June 30, 2018	$608,279	$2,767	$611,046

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2018
Core deposit intangibles	$54,958	$(34,765)	$20,193
Customer relationship intangible	1,970	(898)	1,072
Total finite-lived intangible assets	$56,928	$(35,663)	$21,265
December 31, 2017
Core deposit intangibles	$54,958	$(31,586)	$23,372
Customer relationship intangible	1,970	(832)	1,138
Total finite-lived intangible assets	$56,928	$(32,418)	$24,510

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Amortization expense for:
Core deposit intangibles	$1,561	$1,460	$3,179	$2,990
Customer relationship intangible	33	33	66	66
Total intangible amortization	$1,594	$1,493	$3,245	$3,056

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2018 and the succeeding four years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2018	$6,130	$131	$6,261
2019	5,212	131	5,343
2020	4,186	131	4,317
2021	3,107	131	3,238
2022	2,187	131	2,318

Note 9 – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights (“MSRs”) are recognized as a separate asset on the date the corresponding mortgage loan is sold. MSRs are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Impairment losses on MSRs are recognized to the extent by which the unamortized cost exceeds fair value. There were no impairment losses recognized during the six months ended June 30, 2018 and 2017.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the Company’s MSRs were as follows:

Balance at January 1, 2018	$39,339
Capitalization	6,303
Amortization	(2,403)
Balance at June 30, 2018	$43,239

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

	June 30, 2018	December 31, 2017
Unpaid principal balance	$4,315,261	$4,012,519

Weighted-average prepayment speed (CPR)	7.32%	8.04%
Estimated impact of a 10% increase	$(1,792)	$(1,592)
Estimated impact of a 20% increase	(3,475)	(3,095)

Discount rate	9.42%	9.69%
Estimated impact of a 10% increase	$(2,573)	$(2,027)
Estimated impact of a 20% increase	(4,937)	(3,896)

Weighted-average coupon interest rate	3.94%	3.89%
Weighted-average servicing fee (basis points)	26.77	26.36
Weighted-average remaining maturity (in years)	8.35	7.98
The Company recorded servicing fees of $2,124 and $1,434 for the three months ended June 30, 2018 and 2017, respectively, which are included in “Mortgage banking income” in the Consolidated Statements of Income. The Company recorded servicing fees of $4,494 and $2,667 for the six months ended June 30, 2018 and 2017, respectively.

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

The plan expense for the legacy Renasant defined benefit pension plan (“Pension Benefits - Renasant”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pension Benefits
	Renasant		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$—	$—	$2	$1
Interest cost	256	291	7	8
Expected return on plan assets	(520)	(487)	—	—
Recognized actuarial loss (gain)	77	100	—	(10)
Net periodic benefit (return) cost	$(187)	$(96)	$9	$(1)

	Pension Benefits
	Renasant		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$—	$—	$4	$4
Interest cost	522	584	16	21
Expected return on plan assets	(1,038)	(971)	—	—
Recognized actuarial loss	164	200	—	3
Net periodic benefit (return) cost	$(352)	$(187)	$20	$28

Incentive Compensation Plans
In March 2011, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. The Company issues shares of treasury stock to satisfy stock options exercised or restricted stock granted under the plan. Options granted under the plan allow participants to acquire shares of the Company’s common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and cancelled upon the termination of a participant’s employment. There were no stock options granted during the six months ended June 30, 2018 or 2017.

The following table summarizes the changes in stock options as of and for the six months ended June 30, 2018:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	89,750	$15.67
Granted	—	—
Exercised	(38,000)	15.48
Forfeited	(5,000)	15.32
Options outstanding at end of period	46,750	$15.87

The Company awards performance-based restricted stock to executives and other officers and time-based restricted stock to directors, executives and other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a designated service period or the attainment of specified performance goals. Target performance levels are derived from the Company’s budget, with threshold performance set at approximately 5% below target and superior performance set at approximately 5% above target. Performance-based restricted stock is granted at the target level; the number of shares ultimately awarded is determined at the end of the applicable performance period and may be increased or decreased depending upon the Company meeting or exceeding (or failing to meet or exceed) the financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

value of each restricted stock grant is the closing price of the Company’s common stock on the day immediately preceding the grant date. The following table summarizes the changes in restricted stock as of and for the six months ended June 30, 2018:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	—	$—	218,075	$39.08
Awarded	95,183	40.89	138,061	41.91
Vested	—	—	(56,646)	38.43
Cancelled	(3,014)	40.89	(14,646)	41.97
Nonvested at end of period	92,169	$40.89	284,844	$40.43
During the six months ended June 30, 2018, the Company reissued 93,511 shares from treasury in connection with the exercise of stock options and awards of restricted stock. The Company recorded total stock-based compensation expense of $1,920 and $1,237 for the three months ended June 30, 2018 and 2017, respectively, and $3,712 and $2,411 for the six months ended June 30, 2018 and 2017, respectively.

Note 11 – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2018, the Company had notional amounts of $219,738 on interest rate contracts with corporate customers and $219,738 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

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
In April 2018, the Company entered into an interest rate swap agreement effective June 15, 2018. Under this swap agreement, the Company receives a variable rate of interest based on the three-month LIBOR plus a pre-determined spread and pays a fixed rate of interest. The agreement, which terminates in June 2028, is accounted for as a cash flow hedge to reduce the variability in cash flows resulting from changes in interest rates on $30,000 of the Company’s junior subordinated debentures.
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate and adjustable-rate mortgage loans was $196,667 and $131,000 at June 30, 2018 and December 31, 2017, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $374,000 and $199,000 at June 30, 2018 and December 31, 2017, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivative assets:
Designated as hedging instruments
Interest rate swap	Other Assets	$181	$—
Totals		$181	$—
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$4,142	$3,171
Interest rate lock commitments	Other Assets	4,699	2,756
Forward commitments	Other Assets	98	50
Totals		$8,939	$5,977
Derivative liabilities:
Designated as hedging instruments:
Interest rate swaps	Other Liabilities	$1,047	$2,536
Totals		$1,047	$2,536
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$4,142	$3,171
Interest rate lock commitments	Other Liabilities	1	4
Forward commitments	Other Liabilities	1,301	328
Totals		$5,444	$3,503

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$1,038	$690	$2,024	$1,369
Interest rate lock commitments:
Included in mortgage banking income	(238)	(1,538)	1,946	1,315
Forward commitments
Included in mortgage banking income	(1,012)	2,256	(924)	(3,613)
Total	$(212)	$1,408	$3,046	$(929)

For the Company’s derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the six months ended June 30, 2018 or 2017. The impact on other comprehensive income for the six months ended June 30, 2018 and 2017, respectively, can be seen at Note 15, “Other Comprehensive Income (Loss).”

Offsetting

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Gross amounts recognized	$3,659	$717	$3,111	$5,303
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	3,659	717	3,111	5,303
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	884	717	884	717
Financial collateral pledged	—	—	175	4,357
Net amounts	$2,775	$—	$2,052	$229

Note 12 – Income Taxes

(In Thousands)

The following table is a summary of the Company’s temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates presented.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	June 30,		December 31,
	2018	2017	2017
Deferred tax assets
Allowance for loan losses	$15,800	$20,566	$13,966
Loans	11,789	19,575	15,062
Deferred compensation	7,098	9,845	7,093
Securities	—	2,440	3,659
Net unrealized losses on securities - OCI	6,916	6,670	—
Impairment of assets	1,791	1,986	1,748
Federal and State net operating loss carryforwards	1,297	3,081	2,419
Intangibles	—	1,758	—
Other	4,310	3,577	4,722
Total deferred tax assets	49,001	69,498	48,669
Deferred tax liabilities
Investment in partnerships	548	1,272	757
Fixed assets	3,073	1,875	3,163
Mortgage servicing rights	11,224	3,360	10,139
Junior subordinated debt	2,352	4,004	2,394
Other	1,665	2,000	1,859
Total deferred tax liabilities	18,862	12,511	18,312
Net deferred tax assets	$30,139	$56,987	$30,357

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. As a result, the Company calculated taxes in the current quarter based on a 21% federal corporate tax rate, whereas taxes were calculated in previous periods based on a 35% federal corporate tax rate. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. After reviewing the Company’s inventory of deferred tax assets and liabilities on the date of enactment and giving consideration to the future impact of the lower corporate tax rates and other provisions of the new legislation, the Company’s revaluation of its net deferred tax assets was $14,486, which was included as a reduction in “Income taxes” in the Consolidated Statements of Income for the year ended December 31, 2017. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act had not been completed as of December 31, 2017 and, therefore, considered its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to have been completed as of December 31, 2017.
The Company expects to utilize its federal and state net operating losses prior to expiration. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the six months ended June 30, 2018 or 2017 or the year ended December 31, 2017.

Note 13 – Investments in Qualified Affordable Housing Projects
(In Thousands)

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  At June 30, 2018 and December 31, 2017, the Company’s carrying value of QAHPs was $6,855 and $7,637, respectively. The Company has no remaining funding obligations related to the QAHPs.  The investments in QAHPs are being accounted for using the effective yield method. The investments in QAHPs are included in “Other assets” on the Consolidated Balance Sheets.

Components of the Company’s investments in QAHPs were included in the line item “Income taxes” in the Consolidated Statements of Income for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Tax credit amortization	$410	$262	$804	$523
Tax credits and other benefits	(572)	(388)	(1,145)	(848)
Total	$(162)	$(126)	$(341)	$(325)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
June 30, 2018
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$3,515	$—	$3,515
Obligations of states and political subdivisions	—	220,876	—	$220,876
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	483,125	—	483,125
Government agency collateralized mortgage obligations	—	296,005	—	296,005
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	27,189	—	27,189
Government agency collateralized mortgage obligations	—	24,321	—	24,321
Trust preferred securities	—	—	10,401	10,401
Other debt securities	—	23,347	—	23,347
Total securities available for sale	—	1,078,378	10,401	1,088,779
Derivative instruments:
Interest rate swaps	—	181	—	181
Interest rate contracts	—	4,142	—	4,142
Interest rate lock commitments	—	4,699	—	4,699
Forward commitments	—	98	—	98
Total derivative instruments	—	9,120	—	9,120
Mortgage loans held for sale	—	245,046	—	245,046
Total financial assets	$—	$1,332,544	$10,401	$1,342,945
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$1,047	$—	$1,047
Interest rate contracts	—	4,142	—	4,142
Interest rate lock commitments	—	1	—	1
Forward commitments	—	1,301	—	1,301
Total derivative instruments	—	6,491	—	6,491
Total financial liabilities	$—	$6,491	$—	$6,491

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2017
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$3,564	$—	$3,564
Obligations of states and political subdivisions	—	234,481	—	234,481
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	193,950	—	193,950
Government agency collateralized mortgage obligations	—	176,639	—	176,639
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	31,170	—	31,170
Government agency collateralized mortgage obligations	—	5,006	—	5,006
Trust preferred securities	—	—	9,388	9,388
Other debt securities	—	17,290	—	17,290
Total securities available for sale	—	662,100	9,388	671,488
Derivative instruments:
Interest rate contracts	—	3,171	—	3,171
Interest rate lock commitments	—	2,756	—	2,756
Forward commitments	—	50	—	50
Total derivative instruments	—	5,977	—	5,977
Mortgage loans held for sale	—	108,316	—	108,316
Total financial assets	$—	$776,393	$9,388	$785,781
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$2,536	$—	$2,536
Interest rate contracts	—	3,171	—	3,171
Interest rate lock commitments	—	4	—	4
Forward commitments	—	328	—	328
Total derivative instruments	—	6,039	—	6,039
Total financial liabilities	$—	$6,039	$—	$6,039

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the six months ended June 30, 2018.
The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended June 30, 2018	Trust preferred securities
Balance at April 1, 2018	$10,045
Accretion included in net income	8
Unrealized gains included in other comprehensive income	383
Purchases	—
Sales	—
Issues	—
Settlements	(35)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2018	$10,401

Three Months Ended June 30, 2017	Trust preferred securities
Balance at April 1, 2017	$17,823
Accretion included in net income	38
Unrealized gains included in other comprehensive income	22
Purchases	—
Sales	—
Issues	—
Settlements	(891)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2017	$16,992

Six Months Ended June 30, 2018	Trust preferred securities
Balance at January 1, 2018	$9,388
Accretion included in net income	17
Unrealized gains included in other comprehensive income	1,052
Purchases	—
Sales	—
Issues	—
Settlements	(56)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2018	$10,401

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2017	Trust preferred securities
Balance at January 1, 2017	$18,389
Accretion included in net income	46
Unrealized losses included in other comprehensive income	559
Reclassification adjustment	—
Purchases	—
Sales	—
Issues	—
Settlements	(2,002)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2017	$16,992
For each of the three and six months ended June 30, 2018 and 2017, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of June 30, 2018 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$10,401	Discounted cash flows	Default rate	0-100%

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

June 30, 2018	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$3,964	$3,964
OREO	—	—	2,662	2,662
Total	$—	$—	$6,626	$6,626

December 31, 2017	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$9,251	$9,251
OREO	—	—	7,392	7,392
Total	$—	$—	$16,643	$16,643

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans that were measured or re-measured at fair value had a carrying value of $4,518 and $9,608 at June 30, 2018 and December 31, 2017, respectively, and a specific reserve for these loans of $554 and $357 was included in the allowance for loan losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	June 30, 2018	December 31, 2017
Carrying amount prior to remeasurement	$3,212	$8,732
Impairment recognized in results of operations	(550)	(1,340)
Fair value	$2,662	$7,392

The following table presents information as of June 30, 2018 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$3,964	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	2,662	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net gains of $4,177 and $6,092 resulting from fair value changes of these mortgage loans were recorded in income during the six months ended June 30, 2018 and 2017, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2018:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$245,046	$237,373	$7,673
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of June 30, 2018	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$292,952	$292,952	$—	$—	$292,952
Securities available for sale	1,088,779	—	1,078,378	10,401	1,088,779
Mortgage loans held for sale	245,046	—	245,046	—	245,046
Loans, net	7,720,302	—	—	7,608,411	7,608,411
Mortgage servicing rights	43,239	—	—	57,575	57,575
Derivative instruments	9,120	—	9,120	—	9,120
Financial liabilities
Deposits	$8,380,720	$6,508,375	$1,867,633	$—	$8,376,008
Short-term borrowings	313,393	313,393	—	—	313,393
Other long-term borrowings	73	73	—	—	73
Federal Home Loan Bank advances	7,082	—	7,135	—	7,135
Junior subordinated debentures	86,155	—	82,166	—	82,166
Subordinated notes	114,044	—	116,650	—	116,650
Derivative instruments	6,491	—	6,491	—	6,491

		Fair Value
As of December 31, 2017	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$281,453	$281,453	$—	$—	$281,453
Securities available for sale	671,488	—	662,100	9,388	671,488
Mortgage loans held for sale	108,316	—	108,316	—	108,316
Loans, net	7,574,111	—	—	7,514,185	7,514,185
Mortgage servicing rights	39,339	—	—	47,868	47,868
Derivative instruments	5,977	—	5,977	—	5,977
Financial liabilities
Deposits	$7,921,075	$6,114,391	$1,809,085	$—	$7,923,476
Short-term borrowings	89,814	89,814	—	—	89,814
Other long-term borrowings	98	98	—	—	98
Federal Home Loan Bank advances	7,493	—	7,661	—	7,661
Junior subordinated debentures	85,881	—	69,702	—	69,702
Subordinated notes	114,074	—	118,650	—	118,650
Derivative instruments	6,039	—	6,039	—	6,039

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 15 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income (loss), net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended June 30, 2018
Securities available for sale:
Unrealized holding losses on securities	$(4,025)	$(1,025)	$(3,000)
Total securities available for sale	(4,025)	(1,025)	(3,000)
Derivative instruments:
Unrealized holding gains on derivative instruments	519	132	387
Total derivative instruments	519	132	387
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	77	20	57
Total defined benefit pension and post-retirement benefit plans	77	20	57
Total other comprehensive loss	$(3,429)	$(873)	$(2,556)
Three months ended June 30, 2017
Securities available for sale:
Unrealized holding gains on securities	$4,188	$1,619	$2,569
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(29)	(11)	(18)
Total securities available for sale	4,159	1,608	2,551
Derivative instruments:
Unrealized holding losses on derivative instruments	(270)	(105)	(165)
Total derivative instruments	(270)	(105)	(165)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	91	35	56
Total defined benefit pension and post-retirement benefit plans	91	35	56
Total other comprehensive income	$3,980	$1,538	$2,442

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Six months ended June 30, 2018
Securities available for sale:
Unrealized holding losses on securities	$(14,634)	$(3,725)	$(10,909)
Total securities available for sale	(14,634)	(3,725)	(10,909)
Derivative instruments:
Unrealized holding gains on derivative instruments	1,670	425	1,245
Total derivative instruments	1,670	425	1,245
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	164	41	123
Total defined benefit pension and post-retirement benefit plans	164	41	123
Total other comprehensive loss	$(12,800)	$(3,259)	$(9,541)

Six months ended June 30, 2017
Securities available for sale:
Unrealized holding gains on securities	$8,927	$3,451	$5,476
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(275)	(106)	(169)
Total securities available for sale	8,652	3,345	5,307
Derivative instruments:
Unrealized holding gains on derivative instruments	6	2	4
Total derivative instruments	6	2	4
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	204	79	125
Total defined benefit pension and post-retirement benefit plans	204	79	125
Total other comprehensive income	$8,862	$3,426	$5,436

The accumulated balances for each component of other comprehensive income (loss), net of tax, were as follows as of the dates presented:

	June 30, 2018	December 31, 2017
Unrealized gains (losses) on securities	$(1,540)	$7,363
Non-credit related portion of other-than-temporary impairment on securities	(11,319)	(9,313)
Unrealized gains (losses) on derivative instruments	250	(995)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,443)	(7,566)
Total accumulated other comprehensive loss	$(20,052)	$(10,511)

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

	Three Months Ended
	June 30,
	2018	2017
Basic
Net income applicable to common stock	$36,710	$25,284
Average common shares outstanding	49,413,754	44,415,423
Net income per common share - basic	$0.74	$0.57
Diluted
Net income applicable to common stock	$36,710	$25,284
Average common shares outstanding	49,413,754	44,415,423
Effect of dilutive stock-based compensation	136,007	108,118
Average common shares outstanding - diluted	49,549,761	44,523,541
Net income per common share - diluted	$0.74	$0.57

	Six Months Ended
	June 30,
	2018	2017
Basic
Net income applicable to common stock	$70,536	$49,256
Average common shares outstanding	49,385,244	44,390,021
Net income per common share - basic	$1.43	$1.11
Diluted
Net income applicable to common stock	$70,536	$49,256
Average common shares outstanding	49,385,244	44,390,021
Effect of dilutive stock-based compensation	136,801	110,259
Average common shares outstanding - diluted	49,522,045	44,500,280
Net income per common share - diluted	$1.42	$1.11

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	June 30,
	2018	2017
Number of shares	44,273	—
Exercise prices (for stock option awards)	—	—

	Six Months Ended
	June 30,
	2018	2017
Number of shares	44,273	—
Exercise prices (for stock option awards)	—	—

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	June 30, 2018		December 31, 2017
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,034,498	10.63%	$979,604	10.18%
Common Equity Tier 1 Capital to Risk-Weighted Assets	951,490	11.71%	896,733	11.34%
Tier 1 Capital to Risk-Weighted Assets	1,034,498	12.73%	979,604	12.39%
Total Capital to Risk-Weighted Assets	1,198,046	14.75%	1,142,926	14.46%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,057,998	10.89%	$1,000,715	10.42%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,057,998	13.04%	1,000,715	12.69%
Tier 1 Capital to Risk-Weighted Assets	1,057,998	13.04%	1,000,715	12.69%
Total Capital to Risk-Weighted Assets	1,108,178	13.66%	1,050,751	13.32%

Common equity Tier 1 capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. When fully phased in on January 1, 2019, the required capital conservation buffer will be 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements; as of June 30, 2018, the capital conservation buffer is 1.875% of risk-weighted assets. In addition, the Basel III regulatory capital reforms and rules effecting certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 issued by the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (the “Basel III Rules”) have revised the agencies’ rules for calculating risk-weighted assets to enhance

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

risk sensitivity and to incorporate certain international capital standards of the Basel Committee on Banking Supervision. These revisions affect the calculation of the denominator of a banking organization’s risk-based capital ratios to reflect the higher-risk nature of certain types of loans. As applicable to Renasant Bank:

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
The following table provides financial information for the Company’s operating segments as of and for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended June 30, 2018
Net interest income (loss)	$94,676	$118	$315	$(2,720)	$92,389
Provision for loan losses	1,810	—	—	—	1,810
Noninterest income	29,949	2,148	3,714	(230)	35,581
Noninterest expense	73,628	1,819	3,213	366	79,026
Income (loss) before income taxes	49,187	447	816	(3,316)	47,134
Income tax expense (benefit)	11,165	116	—	(857)	10,424
Net income (loss)	$38,022	$331	$816	$(2,459)	$36,710

Total assets	$10,439,785	$24,513	$61,869	$18,308	$10,544,475
Goodwill	$608,279	$2,767	—	—	$611,046

Three months ended June 30, 2017
Net interest income (loss)	$81,392	$124	$524	$(2,437)	$79,603
Provision for loan losses	1,750	—	—	—	1,750
Noninterest income	28,592	2,264	3,267	142	34,265
Noninterest expense	70,018	1,766	2,905	152	74,841
Income (loss) before income taxes	38,216	622	886	(2,447)	37,277
Income tax expense (benefit)	12,712	238	—	(957)	11,993
Net income (loss)	$25,504	$384	$886	$(1,490)	$25,284

Total assets	$8,776,737	$24,746	$58,156	$12,633	$8,872,272
Goodwill	$467,767	$2,767	—	—	$470,534

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Six months ended June 30, 2018
Net interest income (loss)	$186,103	$224	$628	$(5,326)	$181,629
Provision for loan losses	3,560	—		—	3,560
Noninterest income (loss)	57,867	4,920	7,241	(494)	69,534
Noninterest expense	146,261	3,550	6,605	554	156,970
Income (loss) before income taxes	94,149	1,594	1,264	(6,374)	90,633
Income tax expense (benefit)	21,332	413	—	(1,648)	20,097
Net income (loss)	$72,817	$1,181	$1,264	$(4,726)	$70,536

Total assets	$10,439,785	$24,513	$61,869	$18,308	$10,544,475
Goodwill	$608,279	$2,767	—	—	$611,046

Six months ended June 30, 2017
Net interest income (loss)	$157,348	$216	$1,011	$(4,957)	$153,618
Provision for loan losses	3,250	—	—	—	3,250
Noninterest income	55,170	4,813	6,386	(83)	66,286
Noninterest expense	134,239	3,458	5,901	552	144,150
Income (loss) before income taxes	75,029	1,571	1,496	(5,592)	72,504
Income tax expense (benefit)	24,822	613	—	(2,187)	23,248
Net income (loss)	$50,207	$958	$1,496	$(3,405)	$49,256

Total assets	$8,776,737	$24,746	$58,156	$12,633	$8,872,272
Goodwill	$467,767	$2,767	—	—	$470,534

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
ASC 606 requires costs that are incremental to obtaining a contract to be capitalized. In the case of the Company, these costs would include sales commissions for insurance and wealth management products. ASC 606 has established, and the Company has utilized, a practical expedient allowing costs that, if capitalized, would have an amortization period of one year or less to instead be expensed as incurred.
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
Under the direct bill method, premium billing and collections are handled by the insurance carriers, and a commission is then paid to Renasant Insurance. Direct bill revenue is recognized when the cash is received from the insurance carriers. While there is recourse on these commissions in the event of policy cancellations, based on the Company’s historical data, significant or material reversals of revenue based on policy cancellations are not anticipated. The Company monitors policy cancellations on a monthly basis and, if a significant or material set of transactions occurred, the Company will adjust earnings accordingly.
The Company also earns contingency income that it recognizes on a cash basis. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on the Company’s clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $31 and $79 for the three months ending June 30, 2018 and 2017, respectively, and $794 and $766 for the six months ending June 30, 2018 and 2017, respectively.
Wealth Management Revenue
Wealth management consists of the Trust division and the Financial Services division. The Trust division operates on a custodial basis which includes administration of benefit plans as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on the value of assets under management in the account, with the amount of the fee depending on the type of account. Revenue is recognized on monthly basis, and there is little to no risk of a material reversal of revenue. The contract balance (i.e. management fee receivable) recognized is considered inconsequential to the overall financial results of the Company.
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
Sales of Other Real Estate Owned

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company continually markets the properties included in the OREO portfolio. The Company will at times, in the ordinary course of business, provide seller-financing on the sales of OREO. In cases where a sale is seller-financed, the Company must ensure the commitment of both parties to perform their respective obligations and the collectability of the transaction price in order to properly recognize the revenue on the sale of OREO. This is accomplished through the Company’s loan underwriting process. In this process the Company considers things such as the buyer’s initial equity in the property, the credit quality of the borrower, the financing terms of the loan and the cash flow from the property, if applicable. If it is determined that the contract criteria in ASC 606 have been met, the revenue on the sale of OREO will be recognized on the closing date of the sale when the Company has transferred title to the buyer and obtained the right to receive payment for the property. In instances where sales are not seller-financed, the Company recognizes revenue on the closing date of the sale when the Company has obtained payment for the property and transferred title to the buyer. For additional information on OREO, please see Note 7, “Other Real Estate Owned.”

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

Non-GAAP Financial Measures

This report presents the Company's efficiency ratio, in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, this report presents an adjusted efficiency ratio, which is a non-GAAP financial measure. We calculated the efficiency ratio by dividing noninterest expense by the sums of net interest income on a fully tax equivalent basis and noninterest income.The adjusted efficiency ratio excludes expenses that (1) the Company does not consider to be part of our normal operations, such as amortization of intangibles, or (2) the Company incurred in connection with certain transactions where management is unable to accurately predict the timing of when these expenses will be incurred or, when incurred, the amount of such expenses, such as merger and conversion related expenses and debt prepayment penalties. Management uses the adjusted efficiency ratio to evaluate ongoing operating results and efficiency of the Company's operations. The reconciliation from GAAP to non-GAAP for this financial measure is below.

Efficiency Ratio
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest income (fully tax equivalent basis)	$107,991	$89,429	$209,938	$173,210
Interest expense	14,185	7,976	25,325	15,850
Net interest income (fully tax equivalent basis)	93,806	81,453	184,613	157,360

Total noninterest income	35,581	34,265	69,534	66,286
Net gains on sales of securities	—	—	—	—
Adjusted noninterest income	35,581	34,265	69,534	66,286

Total noninterest expense	79,026	74,841	156,970	144,150
Intangible amortization	1,594	1,493	3,245	3,056
Merger and conversion related expenses	500	3,044	1,400	3,389
Extinguishment of debt	—	—	—	205
Adjusted noninterest expense	76,932	70,304	152,325	137,500

Efficiency Ratio (GAAP)	61.08%	64.68%	61.76%	64.45%
Adjusted Efficiency Ratio (non-GAAP)	59.46%	60.75%	59.94%	61.48%

The presentation of this non-GAAP financial measure is not intended to be considered in isolation or as a substitute for any measure prepared in accordance with GAAP. Readers of this Form 10-Q should note that, because there are no standard definitions for the calculations as well as the results, the Company’s calculations may not be comparable to other similarly-titled measures presented by other companies. Also, there may be limits in the usefulness of this measure to readers of this document. As a result, the Company encourages readers to consider its consolidated financial statements and footnotes thereto in their entirety and not to rely on any single financial measure.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at June 30, 2018 compared to December 31, 2017.
Assets
Total assets were $10,544,475 at June 30, 2018 compared to $9,829,981 at December 31, 2017.
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

	June 30, 2018		December 31, 2017
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$3,515	0.32%	$3,564	0.53%
Obligations of states and political subdivisions	220,876	20.29	234,481	34.92
Mortgage-backed securities	830,640	76.29	406,765	60.58
Trust preferred securities	10,401	0.96	9,388	1.40
Other debt securities	23,347	2.14	17,290	2.57
	$1,088,779	100.00%	$671,488	100.00%
The balance of our securities portfolio at June 30, 2018 increased $417,291 to $1,088,779 from $671,488 at December 31, 2017. As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, in the fourth quarter of 2017, we implemented strategic initiatives, collectively referred to as our “deleveraging strategy,” to manage total assets below $10,000,000 as of December 31, 2017, which included the sale of certain investment securities. During the six months ended June 30, 2018, we purchased $497,845 in investment securities; the majority of these purchases were made as part of the releveraging of the Company’s balance sheet, which was completed in the second quarter of 2018, with the remainder of our purchases being ordinary course purchases of investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised approximately 99% of these purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Proceeds from maturities, calls and principal payments on securities during the first six months of 2018 totaled $63,655. There were no securities sold during the first six months of 2018.
For more information about the Company’s security portfolio, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans
Total loans at June 30, 2018 were $7,767,657, an increase of $147,335 from $7,620,322 at December 31, 2017.
The table below sets forth the balance of loans, net of unearned income, outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	June 30, 2018		December 31, 2017
	Balance	Percentage of Total Loans	Balance	Percentage of Total Loans
Commercial, financial, agricultural	$987,818	12.72%	$1,039,393	13.64%
Lease financing	52,423	0.67	54,013	0.71
Real estate – construction	712,818	9.18	633,389	8.31
Real estate – 1-4 family mortgage	2,433,099	31.32	2,343,721	30.76
Real estate – commercial mortgage	3,461,174	44.56	3,427,530	44.98
Installment loans to individuals	120,325	1.55	122,276	1.60
Total loans, net of unearned income	$7,767,657	100.00%	$7,620,322	100.00%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2018, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Non purchased loans totaled $6,057,766 at June 30, 2018 compared to $5,588,556 at December 31, 2017. With the exception of lease financing, the Company experienced loan growth across all categories of non purchased loans, with loans from our specialty commercial business lines, which consist of our asset-based lending, healthcare, factoring, and equipment lease financing banking groups as well as loans meeting the criteria to be guaranteed by the Small Business Administration (“SBA”), contributing $55,107 of the total increase in non purchased loans from December 31, 2017.

Looking at the change in loans geographically, non purchased loans in our Mississippi, Georgia, and Tennessee markets increased $68,947, $195,447, and $71,287, respectively, when compared to December 31, 2017. Non purchased loans in our Alabama and Florida markets (collectively referred to as our “Central Region”) increased $127,301.
Loans purchased in previous acquisitions totaled $1,709,891 and $2,031,766 at June 30, 2018 and December 31, 2017, respectively. The following tables provide a breakdown of non purchased loans and purchased loans as of the dates presented:

	June 30, 2018
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$790,363	$197,455	$987,818
Lease financing, net of unearned income	52,423	—	52,423
Real estate – construction:
Residential	194,164	7,669	201,833
Commercial	435,107	62,769	497,876
Condominiums	13,109	—	13,109
Total real estate – construction	642,380	70,438	712,818
Real estate – 1-4 family mortgage:
Primary	1,088,293	340,821	1,429,114
Home equity	446,564	99,992	546,556
Rental/investment	285,626	63,360	348,986
Land development	91,967	16,476	108,443
Total real estate – 1-4 family mortgage	1,912,450	520,649	2,433,099
Real estate – commercial mortgage:
Owner-occupied	993,797	386,088	1,379,885
Non-owner occupied	1,425,481	485,392	1,910,873
Land development	135,677	34,739	170,416
Total real estate – commercial mortgage	2,554,955	906,219	3,461,174
Installment loans to individuals	105,195	15,130	120,325
Total loans, net of unearned income	$6,057,766	$1,709,891	$7,767,657

	December 31, 2017
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$763,823	$275,570	$1,039,393
Lease financing, net of unearned income	54,013	—	54,013
Real estate – construction:
Residential	178,400	25,041	203,441
Commercial	361,345	55,734	417,079
Condominiums	7,913	4,956	12,869
Total real estate – construction	547,658	85,731	633,389
Real estate – 1-4 family mortgage:
Primary	924,468	403,637	1,328,105
Home equity	445,149	116,990	562,139
Rental/investment	281,662	72,590	354,252
Land development	78,255	20,970	99,225
Total real estate – 1-4 family mortgage	1,729,534	614,187	2,343,721
Real estate – commercial mortgage:
Owner-occupied	938,444	436,011	1,374,455
Non-owner occupied	1,319,453	554,239	1,873,692
Land development	132,179	47,204	179,383
Total real estate – commercial mortgage	2,390,076	1,037,454	3,427,530
Installment loans to individuals	103,452	18,824	122,276
Total loans, net of unearned income	$5,588,556	$2,031,766	$7,620,322
Mortgage Loans Held for Sale
Mortgage loans held for sale were $245,046 at June 30, 2018 compared to $108,316 at December 31, 2017. The Company's aforementioned deleveraging strategy included shortening the holding period of mortgage loans held for sale. At the beginning of 2018, the holding period of mortgage loans held for sale reverted to standard practice, which was the primary reason for the increase in the balance from December 31, 2017.
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
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $8,380,720 and $7,921,075 at June 30, 2018 and December 31, 2017, respectively. Noninterest-bearing deposits were $1,888,561 and $1,840,424 at June 30, 2018 and December 31, 2017, respectively, while interest-bearing deposits were $6,492,159 and $6,080,651 at June 30, 2018 and December 31, 2017, respectively. Management continues to focus on growing and maintaining a stable source of funding, specifically core deposits. Under certain circumstances, however, management may seek to acquire non-core deposits in the form of public fund deposits or time deposits. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters. During the fourth quarter of 2017, as part of our deleveraging strategy, the Company reduced the balance of its wholesale deposit funding sources. These deposits were reacquired during the first quarter of 2018 accounting for a portion of the increase in deposits from December 31, 2017.

Public fund deposits are those of counties, municipalities or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits when it is reasonable under the circumstances. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $1,160,984 and $1,000,324 at June 30, 2018 and December 31, 2017, respectively.
Looking at the change in deposits geographically, deposits in our Mississippi and Georgia markets increased $289,915 and $58,835, respectively, from December 31, 2017, while deposits in our Tennessee and Central Division markets decreased $25,047 and $40,165, respectively, from December 31, 2017. The decrease in these markets is primarily related to a decrease in public fund deposits.
Borrowed Funds
Total borrowings include securities sold under agreements to repurchase, short-term borrowings, advances from the FHLB, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and short-term FHLB advances. At June 30, 2018, short-term borrowings consisted of $8,393 in security repurchase agreements and short-term borrowings from the FHLB of $305,000, compared to security repurchase agreements of $6,814 and short-term borrowings from the FHLB of $83,000 at December 31, 2017.
At June 30, 2018, long-term debt, consisting of long-term FHLB advances, our junior subordinated debentures and our subordinated notes, totaled $207,354 compared to $207,546 at December 31, 2017. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. Long-term FHLB advances were $7,082 and $7,493 at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, there were no long-term FHLB advances outstanding scheduled to mature within twelve months or less. The Company had $2,649,635 of availability on unused lines of credit with the FHLB at June 30, 2018 compared to $2,670,141 at December 31, 2017.
The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired.) The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. The Company’s junior subordinated debentures totaled $86,155 at June 30, 2018 compared to $85,881 at December 31, 2017.
The Company’s subordinated notes, net of unamortized debt issuance costs, totaled $114,044 at June 30, 2018 compared to $114,074 at December 31, 2017.

Results of Operations
Net Income

Net income for the second quarter of 2018 was $36,710 compared to net income of $25,284 for the second quarter of 2017. Basic and diluted earnings per share (“EPS”) for the second quarter of 2018 were $0.74, as compared to basic and diluted EPS of $0.57 for the second quarter of 2017. Net income for the six months ended June 30, 2018 was $70,536 compared to net income of $49,256 for the six months ended June 30, 2017. Basic and diluted EPS for the six months ended June 30, 2018 were $1.43 and $1.42, respectively, as compared to basic and diluted EPS of $1.11 for the six months ended June 30, 2017.

The Company incurred expenses and charges in connection with certain transactions with respect to which management is unable to accurately predict the timing of when these expenses or charges will be incurred or, when incurred, the amount of such expenses or charges. The following table presents the impact of these expenses and charges on reported earnings per share for the dates presented:

	Three Months Ended
	June 30, 2018			June 30, 2017
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$500	$389	$0.01	$3,044	$2,065	$0.04

	Six Months Ended
	June 30, 2018			June 30, 2017
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$1,400	$1,090	$0.02	$3,389	$2,302	$0.05
Debt prepayment penalties	—	—	—	205	139	—

Net Interest Income

Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 72.50% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the second quarter of 2018 and 72.64% of total net revenue for the first six months of 2018. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income was $92,389 and $181,629 for the three and six months ended June 30, 2018, respectively, as compared to $79,603 and $153,618 for the same respective time periods in 2017. On a tax equivalent basis, net interest income was $93,806 and $184,613 for the three and six months ended June 30, 2018, respectively, as compared to $81,453 and $157,360 for the same respective time periods in 2017. The following table presents reported net interest margin.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Taxable equivalent net interest income	$93,806	$81,453	$184,613	$157,360

Average earning assets	9,067,016	7,657,849	8,914,694	7,663,186

Net interest margin	4.15%	4.27%	4.18%	4.14%

The impact from interest income collected on problem loans and purchase accounting adjustments on loans to net interest income and net interest margin is shown in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net interest income collected on problem loans	$1,045	$2,745	$1,403	$3,302
Accretable yield recognized on purchased loans(1)	5,719	5,410	11,837	11,014
Total impact to net interest income	$6,764	$8,155	$13,240	$14,316

Impact to net interest margin	0.30%	0.43%	0.30%	0.38%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $3,316 and $2,684 for the second quarter of 2018 and 2017, respectively. This impact was $6,674 and $5,416 for the six months ended June 30, 2018 and 2017, respectively. The impact on net interest margin was 15 basis points and 14 basis points for the second quarter of 2018 and 2017, respectively, and 15 basis points and 14 basis points for the six months ended June 30, 2018 and 2017, respectively.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. As discussed in more detail below, for the three and six months ended June 30, 2018, as compared to the respective corresponding periods in 2017, growth in the Company’s loan portfolio was the largest contributing factor to the increase in net interest income over these periods. Also, the Company’s continued efforts to replace maturing loans with new or renewed loans at similar or higher rates, bolstered by the rising rate environment resulting from the Federal Reserve Board’s increases to the target federal funds rate over the last two years, and coupled with our efforts to limit the growth in deposits and borrowing costs (while remaining competitive), drove further interest income and interest margin expansion (before and after excluding the impact from purchase accounting adjustments).

The following tables sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Not purchased	$5,920,430	$69,737	4.72%	$4,938,922	$54,955	4.46%
Purchased	1,783,791	27,308	6.14	1,354,575	23,902	7.08
Total Loans	7,704,221	97,045	5.05	6,293,497	78,857	5.03
Mortgage loans held for sale	209,652	2,381	4.56	168,650	1,831	4.35
Securities:
Taxable(1)	819,004	5,638	2.76	737,494	4,340	2.36
Tax-exempt	220,943	2,358	4.28	331,750	3,891	4.70
Interest-bearing balances with banks	113,196	569	2.02	126,458	510	1.62
Total interest-earning assets	9,067,016	107,991	4.78	7,657,849	89,429	4.68
Cash and due from banks	158,173			116,783
Intangible assets	633,155			492,349
Other assets	483,519			453,679
Total assets	$10,341,863			$8,720,660
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$4,054,909	$5,441	0.54%	$3,368,363	$1,917	0.23%
Savings deposits	593,227	227	0.15	568,535	97	0.07
Time deposits	1,872,987	5,251	1.12	1,603,800	3,300	0.83
Total interest-bearing deposits	6,521,123	10,919	0.67	5,540,698	5,314	0.38
Borrowed funds	329,287	3,266	3.98	233,542	2,662	4.57
Total interest-bearing liabilities	6,850,410	14,185	0.83	5,774,240	7,976	0.55
Noninterest-bearing deposits	1,867,925			1,608,467
Other liabilities	81,457			79,018
Shareholders’ equity	1,542,071			1,258,935
Total liabilities and shareholders’ equity	$10,341,863			$8,720,660
Net interest income/net interest margin		$93,806	4.15%		$81,453	4.27%

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Non purchased	$5,805,459	$134,348	4.67%	$4,846,290	$106,098	4.41%
Purchased	1,870,305	56,070	6.05	1,400,073	46,469	6.69
Total Loans	7,675,764	190,418	5.00	6,246,363	152,567	4.93
Mortgage loans held for sale	181,134	4,052	4.51	140,534	2,980	4.28
Securities:
Taxable(1)	713,410	9,552	2.70	721,240	8,410	2.35
Tax-exempt	223,673	4,764	4.30	335,301	8,188	4.92
Interest-bearing balances with banks	120,713	1,152	1.92	219,748	1,065	0.98
Total interest-earning assets	8,914,694	209,938	4.75	7,663,186	173,210	4.56
Cash and due from banks	160,644			124,287
Intangible assets	634,022			493,078
Other assets	490,239			459,396
Total assets	$10,199,599			$8,739,947
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$3,983,751	$8,848	0.45%	$3,389,368	$3,730	0.22%
Savings deposits	587,244	378	0.13	561,300	194	0.07
Time deposits	1,847,195	9,752	1.06	1,610,494	6,539	0.82
Total interest-bearing deposits	6,418,190	18,978	0.60	5,561,162	10,463	0.38
Borrowed funds	321,799	6,347	3.98	257,641	5,387	4.22
Total interest-bearing liabilities	6,739,989	25,325	0.76	5,818,803	15,850	0.55
Noninterest-bearing deposits	1,843,025			1,583,775
Other liabilities	83,563			84,417
Shareholders’ equity	1,533,022			1,252,952
Total liabilities and shareholders’ equity	$10,199,599			$8,739,947
Net interest income/net interest margin		$184,613	4.18%		$157,360	4.14%

(1)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which we operate.
(2)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The average balances of nonaccruing assets are included in the tables above. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 4.45%, which is net of federal tax benefit.
The following tables sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for both the three and six months ended June 30, 2018 compared to the same respective periods in 2017 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated):

	Three Months Ended June 30, 2018
	Volume	Rate	Net
Interest income:
Loans:
Not purchased	$11,562	$3,220	$14,782
Purchased	6,571	(3,165)	3,406
Mortgage loans held for sale	466	84	550
Securities:
Taxable	562	736	1,298
Tax-exempt	(1,183)	(350)	(1,533)
Interest-bearing balances with banks	(67)	126	59
Total interest-earning assets	17,911	651	18,562
Interest expense:
Interest-bearing demand deposits	921	2,603	3,524
Savings deposits	10	120	130
Time deposits	755	1,196	1,951
Borrowed funds	949	(345)	604
Total interest-bearing liabilities	2,635	3,574	6,209
Change in net interest income	$15,276	$(2,923)	$12,353

	Six Months Ended June 30, 2018
	Volume	Rate	Net
Interest income:
Loans:
Non purchased	$22,068	$6,182	$28,250
Purchased	14,177	(4,576)	9,601
Mortgage loans held for sale	908	164	1,072
Securities:
Taxable	(105)	1,247	1,142
Tax-exempt	(2,378)	(1,046)	(3,424)
Interest-bearing balances with banks	(945)	1,032	87
Total interest-earning assets	33,725	3,003	36,728
Interest expense:
Interest-bearing demand deposits	1,320	3,798	5,118
Savings deposits	17	167	184
Time deposits	1,250	1,963	3,213
Borrowed funds	1,265	(305)	960
Total interest-bearing liabilities	3,852	5,623	9,475
Change in net interest income	$29,873	$(2,620)	$27,253

Interest income, on a tax equivalent basis, was $107,991 and $209,938, respectively, for the three and six months ended June 30, 2018 compared to $89,429 and $173,210, respectively, for the same periods in 2017. This increase in interest income, on a tax equivalent basis, is due primarily to the additional earning assets from the Metropolitan acquisition and loan growth in the Company’s non purchased loan portfolio, slightly offset by a decrease in the Company’s investment portfolio. As of June 30, 2018, the Company has fully releveraged the balance sheet through the repurchase of investments. As previously disclosed, the Company sold securities as part of the deleveraging strategy implemented in the fourth quarter of 2017. The increase in interest income is also being driven by an overall increase in the yield on the Company’s earning assets due to replacing maturing assets with assets earning similar or higher rates of interest.

The following tables presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Loans	84.97%	82.19%	5.05%	5.03%
Mortgage loans held for sale	2.31	2.20	4.56	4.35
Securities	11.47	13.96	3.08	3.09
Other	1.25	1.65	2.02	1.62
Total earning assets	100.00%	100.00%	4.78%	4.68%

	Percentage of Total Average Earning Assets		Yield
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Loans	86.10%	81.51%	5.00%	4.93%
Mortgage loans held for sale	2.03	1.83	4.51	4.28
Securities	10.51	13.79	3.08	3.17
Interest-bearing balances with banks	1.36	2.87	1.92	0.98
Total earning assets	100.00%	100.00%	4.75%	4.56%
For the second quarter of 2018, loan income, on a tax equivalent basis, increased $18,188 to $97,045 from $78,857 compared to the same period in 2017. For the six months ending June 30, 2018, loan income, on a tax equivalent basis, increased $37,851 to $190,418 from $152,567 in the same period in 2017. Loan income increased as a result of the increase in the average balance of loans due to the Metropolitan acquisition and strong non purchased loan growth in the first half of 2018. The following table presents reported taxable equivalent yield on loans for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Taxable equivalent interest income on loans	$97,045	$78,857	$190,418	$152,567

Average loans	7,704,221	6,293,497	7,675,764	6,246,363

Loan yield	5.05%	5.03%	5.00%	4.93%

The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans and loan yield is shown in the following table for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net interest income collected on problem loans	$1,045	$2,745	$1,403	$3,302
Accretable yield recognized on purchased loans(1)	5,719	5,410	11,837	11,014
Total impact to interest income on loans	$6,764	$8,155	$13,240	$14,316

Impact to loan yield	0.35%	0.52%	0.35%	0.46%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $3,316 and $2,684, respectively, for the second quarter of 2018 and 2017, respectively. This impact was $6,674 and $5,416 for the six months ended June 30, 2018 and 2017, respectively. The impact on taxable equivalent loan yield was 17 basis points for both the second quarter of 2018 and 2017 and 18 basis points and 17 basis points for the six months ended June 30, 2018 and 2017, respectively.

Investment income, on a tax equivalent basis, decreased $235 to $7,996 for the second quarter of 2018 from $8,231 for the second quarter of 2017. Investment income, on a tax equivalent basis, decreased $2,282 to $14,316 for the six months ended June 30,

2018 from $16,598 for the same period in 2017. The average balance in the investment portfolio was down for both the three and six months ended June 30, 2018 as compared to the same periods in 2017 resulting in the decline in interest income. The decrease in the average balance of the investment portfolio was due to the pace at which we repurchased investment securities following the deleveraging strategy implemented by the Company in the fourth quarter of 2017.

Interest expense was $14,185 for the second quarter of 2018 as compared to $7,976 for the same period in 2017. Interest expense for the six months ended June 30, 2018 was $25,325 as compared to $15,850 for the same period in 2017. The cost of interest-bearing liabilities was 0.83% for the three months ended June 30, 2018 as compared to 0.55% for the three months ended June 30, 2017. The cost of interest-bearing liabilities was 0.76% for the six months ended June 30, 2018 as compared to 0.55% for the same period in 2017.

The following tables present, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Noninterest-bearing demand	21.43%	21.79%	—%	—%
Interest-bearing demand	46.51	45.63	0.54	0.23
Savings	6.80	7.70	0.15	0.07
Time deposits	21.48	21.72	1.12	0.83
Short term borrowings	1.40	0.56	1.52	1.29
Long-term Federal Home Loan Bank advances	0.08	0.11	3.30	3.43
Subordinated notes	1.31	1.33	5.57	5.48
Other borrowed funds	0.99	1.16	5.41	5.23
Total deposits and borrowed funds	100.00%	100.00%	0.65%	0.43%

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Noninterest-bearing demand	21.47%	21.39%	—%	—%
Interest-bearing demand	46.43	45.79	0.45	0.22
Savings	6.84	7.58	0.13	0.07
Time deposits	21.52	21.76	1.06	0.82
Short-term borrowings	1.33	0.84	1.48	0.79
Long-term Federal Home Loan Bank advances	0.08	0.11	3.35	3.46
Subordinated notes	1.33	1.33	5.60	5.50
Other long term borrowings	1.00	1.20	5.19	5.27
Total deposits and borrowed funds	100.00%	100.00%	0.60%	0.43%

Interest expense on deposits was $10,919 and $5,314 for the second quarter of 2018 and 2017, respectively. The cost of total deposits was 0.52% and 0.30% for the same respective periods. Interest expense on deposits was $18,978 and $10,463 for the six months ended June 30, 2018 and 2017, respectively. The cost of total deposits was 0.46% and 0.30% for the same respective periods. The increase is attributable to both the increase in the average balance of all interest-bearing deposits resulting from the Metropolitan acquisition and organic deposit growth as well as an increase in the interest rates on interest-bearing deposits. Although the Company continues to seek changes in the mix of our deposits from higher costing time deposits to lower costing interest-bearing deposits and noninterest-bearing deposits, rates offered on the Company’s interest-bearing deposit accounts, including time deposits, have increased to match competitive market interest rates in order to maintain stable sources of funding.

Interest expense on total borrowings was $3,266 and $2,662 for the second quarter of 2018 and 2017, respectively. The average balance of borrowings increased $95,745 to $329,287 for the three months ended June 30, 2018, as compared to $233,542 for the same period in 2017. Interest expense on total borrowings was $6,347 and $5,387 for the first six months of 2018 and 2017, respectively. The average balance of borrowings increased $64,158 to $321,799 for the six months ended June 30, 2018, as compared to $257,641 for the same period in 2017. The increase is attributable to an increase in short-term FHLB advances and the subordinated notes we assumed in the Metropolitan acquisition. The increases in borrowing expense and cost of total borrowings are both attributable to a higher rate charged on the short-term FHLB advances and the higher costing subordinated notes that were assumed in the Metropolitan acquisition.

A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.

Noninterest Income

Noninterest Income to Average Assets
Three Months Ended June 30,		Six Months Ended June 30,
2018	2017	2018	2017
1.38%	1.58%	1.37%	1.53%

Noninterest income was $35,581 for the second quarter of 2018 as compared to $34,265 for the same period in 2017. Noninterest income was $69,534 for the six months ended June 30, 2018 as compared to $66,286 for the same period in 2017. The increase in noninterest income and its related components is attributable to the addition of Metropolitan, coupled with an increase in service charges on deposit accounts, fee income on loan and deposit products and mortgage banking income.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $8,271 and $7,958 for the second quarter of 2018 and 2017, respectively, and were $16,744 and $15,889 for the six months ended June 30, 2018 and 2017, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,722 for the three months ended June 30, 2018 compared to $5,778 for the same period in 2017. These fees were $11,630 for the six months ended June 30, 2018 compared to $11,457 for the same period in 2017.

Fees and commissions were $5,917 during the second quarter of 2018 as compared to $5,470 for the same period in 2017, and were $11,602 for the first six months of 2018 as compared to $10,669 for the same period in 2017. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. For the second quarter of 2018, interchange fees on debit card transactions, the largest component of fees and commissions, were $5,108 as compared to $4,579 for the same period in 2017. Interchange fees were $9,895 for the six months ending June 30, 2018 as compared to $8,878 for the same period in 2017. If our total assets remain above $10,000,000 at December 31, 2018, then beginning on July 1, 2019 we will become subject to the limitations on interchange fees imposed pursuant to §1075 of the Dodd-Frank Act (this provision, which is commonly referred to as the “Durbin Amendment,” is discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017). Management is continuing to examine this issue and develop strategies to offset the impact of the Durbin Amendment.

Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $2,110 and $2,181 for the three months ended June 30, 2018 and 2017, respectively, and was $4,115 and $4,041 for the six months ended June 30, 2018 and 2017, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $31 and $79 for the three months ending June 30, 2018 and 2017, respectively, and $794,000 and $766,000 for the six months ended June 30, 2018 and 2017, respectively.

The Trust division within the Wealth Management segment operates on both a fully discretionary and a directed basis which includes administration of employee benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal, corporate and employee benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $3,446 for the second quarter of 2018 compared to $3,037 for the same period in 2017. Wealth Management revenue was $6,708 for the six months ended June 30, 2018 compared to $5,921 for the same period in 2017. The market value of assets under management or administration was $3,295,244 and $2,944,381 at June 30, 2018 and June 30, 2017, respectively.

Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $475,761 in the second quarter of 2018 compared to $454,312 for the same period in 2017. Mortgage loan originations totaled $838,564 in the six months ended June 30, 2018 compared to $772,456 for the same period in 2017. The increase in mortgage loan originations is due to an increase in producers throughout our footprint during the current year. The following table presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Mortgage servicing income, net	$926	$583	$2,080	$993
Gain on sales of loans, net	10,719	5,028	19,517	11,535
Fees, net	1,194	6,813	2,202	10,400
Mortgage banking income, net	$12,839	$12,424	$23,799	$22,928

Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and death benefits received on covered individuals. BOLI income was $1,195 for the three months ended June 30, 2018 as compared to $985 for the same period in 2017 and was $2,140 for the first six months of June 30, 2018 as compared to $2,098 for the same period in 2017.

Other noninterest income was $1,803 and $2,210 for the three months ended June 30, 2018 and 2017, respectively, and was $4,426 and $4,740 for the six months ended June 30, 2018 and 2017, respectively.  Other noninterest income includes income from our SBA banking division and other miscellaneous income and can fluctuate based on production in our SBA banking division and recognition of other unseasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended June 30,		Six Months Ended June 30,
2018	2017	2018	2017
3.06%	3.44%	3.10%	3.33%

Noninterest expense was $79,026 and $74,841 for the second quarter of 2018 and 2017, respectively, and was $156,970 and $144,150 for the six months ended June 30, 2018 and 2017, respectively. The Company recorded merger and conversion expenses of $500 for the three months ended June 30, 2018, as compared to $3,044 for the same period in 2017. Merger and conversion expenses were $1,400 for the six months ended June 30, 2018, as compared to $3,389 for the same period in 2017. The Company recognized a penalty charge of $205 in connection with the prepayment of $10,310 of junior subordinated debentures in the first quarter of 2017. There was no such penalty incurred during the first six months of 2018. The decrease in merger and conversion expenses period-over-period was offset primarily by the additional expenses associated with the acquisition of Metropolitan’s operations, as discussed in more detail in the remainder of this section.

Salaries and employee benefits increased $6,996 to $52,010 for the second quarter of 2018 as compared to $45,014 for the same period in 2017. Salaries and employee benefits increased $13,571 to $100,794 for the six months ended June 30, 2018 as compared to $87,223 for the same period in 2017. The increase in salaries and employee benefits is primarily due to the Metropolitan acquisition, annual merit based pay increases and an increase in mortgage banking commissions.

Data processing costs increased to $4,600 in the second quarter of 2018 from $3,835 for the same period in 2017 and were $8,844 for the six months ended June 30, 2018 as compared to $8,069 for the same period in 2017. Increased costs arising on account of our greater size were partially offset by the cost savings realized through certain contract renegotiations.

Net occupancy and equipment expense for the second quarter of 2018 was $9,805, up from $8,814 for the same period in 2017. These expenses for the first six months of 2018 were $19,627, up from $18,133 for the same period in 2017. The increase in occupancy and equipment expense is primarily attributable to the additional locations and assets added from the Metropolitan acquisition.

Expenses related to other real estate owned for the second quarter of 2018 were $232 compared to $781 for the same period in 2017 and were $889 and $1,313, respectively, for the first six months of 2018 and 2017. Expenses on other real estate owned included write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $397 and $379 for the second quarter of 2018 and 2017, respectively, and included write downs of $749 and $757 for the first six months of 2018 and 2017, respectively. For the three months ended June 30, 2018 and 2017, other real estate owned with a cost basis of $1,588 and $2,267, respectively, was sold resulting in a net gain of $239 and a net loss of $189, respectively. For the six months ended June 30, 2018 and 2017, other real estate owned with a cost basis of $3,769 and $6,986, respectively, was sold resulting in a net gain of $143 and $138, respectively.

Professional fees include fees for legal and accounting services. Professional fees were $2,176 for the second quarter of 2018 as compared to $1,882 for the same period in 2017 and were $4,314 for the six months ended June 30, 2018 as compared to $3,949 for the same period in 2017. Professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation.

Advertising and public relations expense was $2,647 for the second quarter of 2018 compared to $2,430 for the same period in 2017 and was $4,850 for the six months ended June 30, 2018 compared to $4,022 for the same period in 2017. This increase is primarily attributable to an increased focus on digital marketing and branding throughout our footprint, an increase in the overall size of the Company and also an increase in the marketing of the Company’s community involvement.

Amortization of intangible assets totaled $1,594 and $1,493 for the second quarter of 2018 and 2017, respectively, and totaled $3,245 and $3,056 for the six months ended June 30, 2018 and 2017, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 3 years to approximately 9 years.

Communication expenses, those expenses incurred for communication to clients and between employees, were $1,877 for the second quarter of 2018 as compared to $1,908 for the same period in 2017. Communication expenses were $3,846 for the six months ended June 30, 2018 as compared to $3,771 for the same period in 2017. The year-to-date increase in communication expenses is primarily attributable to the additional locations added as part of the Metropolitan acquisition.

Efficiency Ratio

	Efficiency Ratio
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Efficiency ratio	61.08%	64.68%	61.76%	64.45%
Impact on efficiency ratio from:
Intangible amortization	(1.23)%	(1.30)%	(1.27)%	(1.36)%
Merger and conversion related expenses	(0.39)%	(2.63)%	(0.55)%	(1.52)%
Extinguishment of debt	—%	—%	—%	(0.09)%
Adjusted efficiency ratio	59.46%	60.75%	59.94%	61.48%

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

Income Taxes

Income tax expense for the second quarter of 2018 and 2017 was $10,424 and $11,993, respectively. The effective tax rates for those periods were 22.12% and 32.17%, respectively. Income tax expense for the six months ended June 30, 2018 and 2017 was

$20,097 and $23,248, respectively. The effective tax rates for those periods were 22.17% and 32.06%, respectively. Although taxable income has continued to increase, the decreased effective tax rate for the three and six months ended June 30, 2018 as compared to the same period in 2017 is the result of the lower corporate tax rate that resulted from the enactment of the Tax Cuts and Jobs Act.

Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit risk and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”
Credit Risk and Allowance for Loan Losses

Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower default. The Company’s credit quality remained strong in the first half of 2018, and the Company continues to see the lowest levels of charge-offs and nonperforming loans since the 2008-2009 recession. These results are due in part to the pace of the economic recovery, declining unemployment levels, improved labor participation rate, improved performance of the housing market, and the Company’s continued efforts to bring problem credits to resolution.
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
We have a number of documented loan policies and procedures that set forth the approval and monitoring process of the lending function. Adherence to these policies and procedures is monitored by management and the Board of Directors. A number of committees and an underwriting staff oversee the lending operations of the Company. These include in-house loss management committees and the Board of Directors loan committee. In addition, we maintain a loan review staff separate from the credit administration department to independently monitor loan quality and lending practices. Loan review personnel monitor and, if necessary, adjust the grades assigned to loans through periodic examination, focusing their review on commercial and real estate loans rather than consumer and small balance consumer mortgage loans, such as 1-4 family mortgage loans.
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
The Company’s practice is to charge off estimated losses as soon as such loss is identified and reasonably quantified. Net charge-offs for the first six months of 2018 were $2,416, or 0.06% of average loans (annualized), compared to net charge-offs of $1,838, or 0.06% of average loans (annualized), for the same period in 2017. The charge-offs in 2018 were fully reserved for in the Company’s allowance for loan losses and resulted in no additional provision for loan loss expense.

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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	June 30, 2018	December 31, 2017	June 30, 2017
Commercial, financial, agricultural	$7,146	$5,542	$5,092
Lease financing	600	555	530
Real estate – construction	4,702	3,428	2,580
Real estate – 1-4 family mortgage	11,657	12,009	12,104
Real estate – commercial mortgage	22,450	23,384	22,600
Installment loans to individuals	800	1,293	1,243
Total	$47,355	$46,211	$44,149

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	June 30, 2018	December 31, 2017	June 30, 2017
Specific reserves for impaired loans	$1,515	$2,674	$3,208
Allocated reserves for remaining portfolio	43,584	41,760	38,781
Purchased with deteriorated credit quality	2,256	1,777	$2,160
Total	$47,355	$46,211	$44,149

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The provision for loan losses was $1,810 and $1,750 for the three months ended June 30, 2018 and 2017, respectively, and $3,560 and $3,250 for the six months ended June 30, 2018 and 2017, respectively. Although the Company has experienced lower levels of classified loans and nonperforming loans in the current year, as illustrated in the nonperforming loan tables later in this section, and while our other credit quality measures have also improved, the growth in non purchased loans has dictated that we increase the provision for loans losses in order to maintain the allowance for loan losses at an acceptable level in light of the increased size of our non purchased loan portfolio.

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
Certain loans purchased are accounted for under ASC 310-30, “Loans and Debt Securities Purchased with Deteriorated Credit Quality” (“ASC 310-30”), and are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. As of June 30, 2018, the fair value of loans accounted for in accordance with ASC 310-30 was $201,041. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. Of the entire allowance for loan losses as of June 30, 2018 and 2017, $2,256 and $2,160, respectively, is allocated to loans accounted for under ASC 310-30.

The table below reflects the activity in the allowance for loan losses for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance at beginning of period	$46,401	$42,923	$46,211	$42,737
Charge-offs
Commercial, financial, agricultural	457	304	1,116	1,136
Lease financing	—	—	5	—
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	979	551	1,650	826
Real estate – commercial mortgage	46	434	659	661
Installment loans to individuals	99	125	216	389
Total charge-offs	1,581	1,414	3,646	3,012
Recoveries
Commercial, financial, agricultural	114	64	349	121
Lease financing	—	—	—	—
Real estate – construction	3	3	7	34
Real estate – 1-4 family mortgage	83	64	216	146
Real estate – commercial mortgage	496	717	604	812
Installment loans to individuals	29	42	54	61
Total recoveries	725	890	1,230	1,174
Net charge-offs	856	524	2,416	1,838
Provision for loan losses	1,810	1,750	3,560	3,250
Balance at end of period	$47,355	$44,149	$47,355	$44,149
Net charge-offs (annualized) to average loans	0.04%	0.03%	0.06%	0.06%
Allowance for loan losses to:
Total non purchased loans	0.78%	0.87%	0.78%	0.87%
Nonperforming non purchased loans	426.20%	347.74%	426.20%	347.74%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Real estate – construction:
Residential	$(3)	$(3)	$(7)	$(34)
Total real estate – construction	(3)	(3)	(7)	(34)
Real estate – 1-4 family mortgage:
Primary	192	306	221	513
Home equity	733	78	772	89
Rental/investment	(19)	70	44	80
Land development	(10)	33	397	(2)
Total real estate – 1-4 family mortgage	896	487	1,434	680
Real estate – commercial mortgage:
Owner-occupied	(423)	37	123	80
Non-owner occupied	(30)	(22)	(71)	70
Land development	3	(298)	3	(301)
Total real estate – commercial mortgage	(450)	(283)	55	(151)
Total net charge-offs of loans secured by real estate	$443	$201	$1,482	$495

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

The following table provides details of the Company’s non purchased and purchased nonperforming assets as of the dates presented.

	Non Purchased	Purchased	Total
June 30, 2018
Nonaccruing loans	$8,921	$4,561	$13,482
Accruing loans past due 90 days or more	2,190	5,491	7,681
Total nonperforming loans	11,111	10,052	21,163
Other real estate owned	4,698	9,006	13,704
Total nonperforming assets	$15,809	$19,058	$34,867
Nonperforming loans to total loans			0.27%
Nonperforming assets to total assets			0.33%

December 31, 2017
Nonaccruing loans	$10,250	$4,424	$14,674
Accruing loans past due 90 days or more	3,015	5,731	8,746
Total nonperforming loans	13,265	10,155	23,420
Other real estate owned	4,410	11,524	15,934
Total nonperforming assets	$17,675	$21,679	$39,354
Nonperforming loans to total loans			0.31%
Nonperforming assets to total assets			0.40%

The Company experienced improving credit quality metrics during the first six months of 2018. The level of nonperforming loans decreased $2,257 from December 31, 2017 while OREO decreased $2,230 during the same period.

The following table presents nonperforming loans by loan category as of the dates presented:

	June 30, 2018	December 31, 2017	June 30, 2017
Commercial, financial, agricultural	$3,090	$2,921	$3,080
Real estate – construction:
Residential	49	—	—
Total real estate – construction	49	—	—
Real estate – 1-4 family mortgage:
Primary	6,841	6,221	6,543
Home equity	1,545	2,701	2,137
Rental/investment	549	395	1,883
Land development	201	1,078	1,197
Total real estate – 1-4 family mortgage	9,136	10,395	11,760
Real estate – commercial mortgage:
Owner-occupied	4,048	5,473	7,103
Non-owner occupied	3,156	3,087	3,345
Land development	960	1,090	989
Total real estate – commercial mortgage	8,164	9,650	11,437
Installment loans to individuals	345	295	304
Lease financing	379	159	170
Total nonperforming loans	$21,163	$23,420	$26,751

The decrease in the level of nonperforming loans from December 31, 2017 is a reflection of the Company’s continued strategy to aggressively manage problem loans and assets. The Company continues its efforts to bring problem credits to resolution. Total nonperforming loans as a percentage of total loans were 0.27% as of June 30, 2018 as compared to 0.31% as of December 31, 2017 and 0.42% as of June 30, 2017. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 223.76% as of June 30, 2018 as compared to 197.31% as of December 31, 2017 and 165.04% as of June 30, 2017. The coverage ratio for non purchased, nonperforming loans was 426.20% as of June 30, 2018 as compared to 348.37% as of December 31, 2017 and 347.74% as of June 30, 2017.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at June 30, 2018. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $17,776 at June 30, 2018 as compared to $27,738 at December 31, 2017 and $13,537 at June 30, 2017.

Although not classified as nonperforming loans, restructured loans are another category of assets that contribute to our credit risk. Restructured loans are those for which concessions have been granted to the borrower due to a deterioration of the borrower’s financial condition and are performing in accordance with the new terms. Such concessions may include reduction in interest rates or deferral of interest or principal payments. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest. Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days past due or placed on nonaccrual status are reported as nonperforming loans.

As shown below, restructured loans totaled $12,818 at June 30, 2018 compared to $14,553 at December 31, 2017 and $14,467 at June 30, 2017. At June 30, 2018, loans restructured through interest rate concessions represented 28% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	June 30, 2018	December 31, 2017	June 30, 2017
Commercial, financial, agricultural	$363	$331	$—
Real estate – 1-4 family mortgage:
Primary	6,129	6,213	5,638
Home equity	42	282	244
Rental/investment	1,946	2,247	2,247
Land development	5	4	7
Total real estate – 1-4 family mortgage	8,122	8,746	8,136
Real estate – commercial mortgage:
Owner-occupied	3,256	3,503	4,323
Non-owner occupied	725	1,466	1,501
Land development	287	440	438
Total real estate – commercial mortgage	4,268	5,409	6,262
Installment loans to individuals	65	67	69

Total restructured loans in compliance with modified terms	$12,818	$14,553	$14,467

Changes in the Company’s restructured loans are set forth in the table below:

	2018	2017
Balance at January 1,	$14,553	$11,475
Additional loans with concessions	839	4,745
Reclassified as performing	177	—
Reductions due to:
Reclassified as nonperforming	(795)	(660)
Paid in full	(1,344)	(367)
Charge-offs	—	(267)
Paydowns	(612)	(358)
Lapse of concession period	—	(101)
Balance at June 30,	$12,818	$14,467

The following table shows the principal amounts of nonperforming and restructured loans as of the dates presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	June 30, 2018	December 31, 2017	June 30, 2017
Nonaccruing loans	$13,482	$14,674	$17,340
Accruing loans past due 90 days or more	7,681	8,746	9,411
Total nonperforming loans	21,163	23,420	26,751
Restructured loans in compliance with modified terms	12,818	14,553	14,467
Total nonperforming and restructured loans	$33,981	$37,973	$41,218
The following table provides details of the Company’s other real estate owned as of the dates presented:

	June 30, 2018	December 31, 2017	June 30, 2017
Residential real estate	$2,083	$2,441	$1,913
Commercial real estate	4,741	5,938	8,507
Residential land development	1,329	1,881	2,620
Commercial land development	5,551	5,674	6,674
Total other real estate owned	$13,704	$15,934	$19,714

Changes in the Company’s other real estate owned were as follows:

	2018	2017
Balance at January 1,	$15,934	$23,299
Transfers of loans	2,291	4,227
Impairments	(749)	(757)
Dispositions	(3,769)	(6,986)
Other	(3)	(69)
Balance at June 30,	$13,704	$19,714

Other real estate owned with a cost basis of $3,769 was sold during the six months ended June 30, 2018, resulting in a net gain of $143, while other real estate owned with a cost basis of $6,986 was sold during the six months ended June 30, 2017, resulting in a net gain of $138.

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
Because of the impact of interest rate fluctuations on our profitability, the Board of Directors and management actively monitor and manage our interest rate risk exposure. We have an Asset/Liability Committee (“ALCO”) that is authorized by the Board of Directors to monitor our interest rate sensitivity and to make decisions relating to that process. The ALCO’s goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital. The ALCO uses an asset/liability model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model is used to perform both net interest income forecast simulations for multiple year horizons, and economic value of equity (“EVE”) analyses, each under various interest rate scenarios.

Net interest income simulations measure the short and medium-term earnings exposure from changes in market interest rates in a rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. EVE measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time for a given set of market rate assumptions. An increase in EVE due to a specified rate change indicates an improvement in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the current balance sheet.
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing July 1, 2018, in each case as compared to the result under rates present in the market on June 30, 2018. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not take into account changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	14.80%	11.24%	19.97%
+300	11.65%	7.55%	14.79%
+200	7.34%	5.19%	10.10%
+100	3.38%	2.10%	5.54%
-100	(5.16)%	(6.86)%	(8.45)%

The rate shock results for the net interest income simulations for the next twenty-four months produce an asset sensitive position at June 30, 2018. The Company’s interest rate risk strategy is to remain in an asset sensitive position with a focus on increasing variable rate loan production and generating deposits that are less sensitive to increases in interest rates.
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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 15.40% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At June 30,

2018, securities with a carrying value of $461,289 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $243,755 similarly pledged at December 31, 2017.

Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were short-term borrowings from the FHLB in the amount of $305,000 at June 30, 2018 compared to $83,000 at December 31, 2017. Long-term funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2018, the balance of our outstanding long-term advances with the FHLB was $7,082 compared to $7,493 at December 31, 2017. The total amount of the remaining credit available to us from the FHLB at June 30, 2018 was $2,649,635. We also maintain lines of credit with other commercial banks totaling $80,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at June 30, 2018 or December 31, 2017.

As part of the Metropolitan acquisition, the Company assumed $15,000 aggregate principal amount of 6.50% fixed-to-floating rate subordinated notes due July 1, 2026. Additionally, in 2016, we accessed the debt capital market to generate liquidity in the form of subordinated notes. The carrying value of the subordinated notes, net of unamortized debt issuance costs, was $114,044 at June 30, 2018.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Noninterest-bearing demand	21.47%	21.39%	—%	—%
Interest-bearing demand	46.43	45.79	0.45	0.22
Savings	6.84	7.58	0.13	0.07
Time deposits	21.52	21.76	1.06	0.82
Short-term borrowings	1.33	0.84	1.48	0.79
Long-term Federal Home Loan Bank advances	0.08	0.11	3.35	3.46
Subordinated notes	1.33	1.33	5.60	5.50
Other borrowed funds	1.00	1.20	5.19	5.27
Total deposits and borrowed funds	100.00%	100.00%	0.60%	0.43%

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

Cash and cash equivalents were $292,952 at June 30, 2018 compared to $236,061 at June 30, 2017. Cash used in investing activities for the six months ended June 30, 2018 was $580,449 compared to $202,762 for the six months ended June 30, 2017. Proceeds from the sale, maturity or call of securities within our investment portfolio were $63,655 for the six months ended June 30, 2018 compared to $79,381 for the same period in 2017. These proceeds were reinvested into the investment portfolio or used to fund loan growth. Purchases of investment securities were $497,845 for the first six months of 2018 compared to $119,766 for the same period in 2017. The large increase in purchases of investment securities in 2018 is related to the releveraging of the Company's balance sheet.

Cash provided by financing activities for the six months ended June 30, 2018 and 2017 was $665,071 and $124,906, respectively. Deposits increased $461,140 and $143,911 for the six months ended June 30, 2018 and 2017, respectively. A portion of the increase in deposits during the first six months of 2018 is the result of the Company reacquiring certain wholesale deposit funding sources which had been reduced during the fourth quarter of 2017 as part of the Company’s deleveraging strategy. Cash provided through deposit growth was used to fund loan growth and purchase investment securities.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2018, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $110,818. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,052. There were no amounts outstanding under this line of credit at June 30, 2018. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the six months ended June 30, 2018, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	June 30, 2018	December 31, 2017
Loan commitments	$1,575,805	$1,619,022
Standby letters of credit	65,253	68,946

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2018, the Company had notional amounts of $219,738 on interest rate contracts with corporate customers and $219,738 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.
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
Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $1,558,668 at June 30, 2018 compared to $1,514,983 at December 31, 2017. Book value per share was $31.54 and $30.72 at June 30, 2018 and December 31, 2017, respectively. The growth in shareholders’ equity was attributable to earnings retention offset by changes in accumulated other comprehensive loss and dividends declared.

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

The Company has junior subordinated debentures with a carrying value of $86,155 at June 30, 2018, of which $83,277 are included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital at June 30, 2018. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition we exceed $15,000,000 in assets, or if we make any acquisition after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.

The Company has subordinated notes with a carrying value of $114,044 at June 30, 2018. These notes are included in the Company’s Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the phase-in of the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$951,490	11.71%	$528,043	6.50%	$517,888	6.375%
Tier 1 risk-based capital ratio	1,034,498	12.73%	649,899	8.00%	639,744	7.875%
Total risk-based capital ratio	1,198,046	14.75%	812,373	10.00%	802,219	9.875%
Leverage capital ratios:
Tier 1 leverage ratio	1,034,498	10.63%	485,456	5.00%	388,365	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,057,998	13.04%	$527,172	6.50%	$517,034	6.375%
Tier 1 risk-based capital ratio	1,057,998	13.04%	648,827	8.00%	638,689	7.875%
Total risk-based capital ratio	1,108,178	13.66%	811,033	10.00%	800,895	9.875%
Leverage capital ratios:
Tier 1 leverage ratio	1,057,998	10.89%	484,518	5.00%	387,614	4.00%

December 31, 2017
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$896,733	11.34%	$513,827	6.50%	$454,539	5.75%
Tier 1 risk-based capital ratio	979,604	12.39%	632,402	8.00%	573,114	7.25%
Total risk-based capital ratio	1,142,926	14.46%	790,503	10.00%	731,215	9.25%
Leverage capital ratios:
Tier 1 leverage ratio	979,604	10.18%	481,086	5.00%	384,968	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,000,715	12.69%	$512,570	6.50%	$453,427	5.75%
Tier 1 risk-based capital ratio	1,000,715	12.69%	630,856	8.00%	571,713	7.25%
Total risk-based capital ratio	1,050,751	13.32%	788,569	10.00%	729,427	9.25%
Leverage capital ratios:
Tier 1 leverage ratio	1,000,715	10.42%	480,353	5.00%	384,282	4.00%

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

During the three month period ended June 30, 2018, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Shares	Maximum Number of Shares or Approximate Dollar Value That May Yet Be Purchased Under Share Repurchase Plans
April 1, 2018 to April 30, 2018	2,394	$42.56	—	—
May 1, 2018 to May 31, 2018	1,753	45.23	—	—
June 1, 2018 to June 30, 2018	—	—	—	—
Total	4,147	$43.69	—	—

(1)	Represents shares withheld to satisfy federal and state tax liabilities related to the vesting of time-based restricted stock awards during the three month period ended June 30, 2018.
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

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

(1)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 19, 2017 and incorporated herein by reference.

(2)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 30, 2018 and incorporated herein by reference.

(3)	Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 10, 2016 and incorporated herein by reference.

(4)	Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 20, 2018 and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	August 8, 2018	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2018	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial and Operating Officer
(Principal Financial Officer)