Form 10-Q
period 2018-09-30
RENASANT CORP
filed 2018-11-07
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2018, 58,714,751 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$170,438	$187,838
Interest-bearing balances with banks	199,158	93,615
Cash and cash equivalents	369,596	281,453
Securities available for sale, at fair value	1,177,606	671,488
Loans held for sale ($252,025 and $108,316 carried at fair value at September 30, 2018 and December 31, 2017, respectively)	463,287	108,316
Loans, net of unearned income:
Non purchased loans and leases	6,210,238	5,588,556
Purchased loans	2,912,669	2,031,766
Total loans, net of unearned income	9,122,907	7,620,322
Allowance for loan losses	(48,610)	(46,211)
Loans, net	9,074,297	7,574,111
Premises and equipment, net	206,831	183,254
Other real estate owned:
Non purchased	4,665	4,410
Purchased	7,932	11,524
Total other real estate owned, net	12,597	15,934
Goodwill	927,261	611,046
Other intangible assets, net	46,854	24,510
Bank-owned life insurance	219,264	175,863
Mortgage servicing rights	46,413	39,339
Other assets	202,933	144,667
Total assets	$12,746,939	$9,829,981
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$2,359,859	$1,840,424
Interest-bearing	7,812,089	6,080,651
Total deposits	10,171,948	7,921,075
Short-term borrowings	175,559	89,814
Long-term debt	263,957	207,546
Other liabilities	124,764	96,563
Total liabilities	10,736,228	8,314,998
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 58,743,814 and 49,321,231 shares outstanding, respectively	296,484	249,951
Treasury stock, at cost	(17,225)	(19,906)
Additional paid-in capital	1,287,063	898,095
Retained earnings	468,612	397,354
Accumulated other comprehensive loss, net of taxes	(24,223)	(10,511)
Total shareholders’ equity	2,010,711	1,514,983
Total liabilities and shareholders’ equity	$12,746,939	$9,829,981
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income
Loans	$108,577	$92,536	$301,351	$247,076
Securities
Taxable	6,632	5,061	16,326	14,040
Tax-exempt	1,592	2,400	4,926	7,284
Other	994	698	2,146	1,763
Total interest income	117,795	100,695	324,749	270,163
Interest expense
Deposits	13,556	6,834	32,534	17,297
Borrowings	4,800	3,844	11,147	9,231
Total interest expense	18,356	10,678	43,681	26,528
Net interest income	99,439	90,017	281,068	243,635
Provision for loan losses	2,250	2,150	5,810	5,400
Net interest income after provision for loan losses	97,189	87,867	275,258	238,235
Noninterest income
Service charges on deposit accounts	8,847	8,676	25,591	24,565
Fees and commissions	5,944	5,618	17,546	16,287
Insurance commissions	2,461	2,365	6,576	6,406
Wealth management revenue	3,386	2,963	10,094	8,884
Mortgage banking income	14,350	10,616	38,149	33,544
Net gain on sales of securities	(16)	57	(16)	57
BOLI income	1,186	1,136	3,326	3,234
Other	1,895	1,982	6,321	6,722
Total noninterest income	38,053	33,413	107,587	99,699
Noninterest expense
Salaries and employee benefits	55,187	48,530	155,981	135,753
Data processing	4,614	4,179	13,458	12,248
Net occupancy and equipment	10,668	9,470	30,295	27,603
Other real estate owned	278	603	1,167	1,916
Professional fees	2,056	1,552	6,370	5,501
Advertising and public relations	2,242	1,802	7,092	5,824
Intangible amortization	1,765	1,766	5,010	4,822
Communications	2,190	1,927	6,036	5,698
Extinguishment of debt	—	—	—	205
Merger and conversion related expenses	11,221	6,266	12,621	9,655
Other	4,525	4,565	13,686	15,585
Total noninterest expense	94,746	80,660	251,716	224,810
Income before income taxes	40,496	40,620	131,129	113,124
Income taxes	8,532	14,199	28,629	37,447
Net income	$31,964	$26,421	$102,500	$75,677
Basic earnings per share	$0.61	$0.54	$2.03	$1.64
Diluted earnings per share	$0.61	$0.53	$2.03	$1.64
Cash dividends per common share	$0.20	$0.18	$0.59	$0.54
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$31,964	$26,421	$102,500	$75,677
Other comprehensive (loss) income, net of tax:
Securities available for sale:
Unrealized holding (losses) gains on securities	(4,882)	(729)	(15,791)	4,747
Reclassification adjustment for losses (gains) realized in net income	11	(35)	11	(35)
Unrealized holding gains on securities transferred from held to maturity to available for sale	—	8,108	—	8,108
Amortization of unrealized holding gains on securities transferred to the held to maturity category	—	(4)	—	(173)
Total securities	(4,871)	7,340	(15,780)	12,647
Derivative instruments:
Unrealized holding gains on derivative instruments	639	100	1,884	104
Total derivative instruments	639	100	1,884	104
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	61	62	184	187
Total defined benefit pension and post-retirement benefit plans	61	62	184	187
Other comprehensive (loss) income, net of tax	(4,171)	7,502	(13,712)	12,938
Comprehensive income	$27,793	$33,923	$88,788	$88,615

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$102,500	$75,677
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	5,810	5,400
Depreciation, amortization and accretion	3,689	3,541
Deferred income tax expense	7,335	1,669
Funding of mortgage loans held for sale	(1,318,484)	(1,256,233)
Proceeds from sales of mortgage loans held for sale	1,253,680	1,245,301
Gains on sales of mortgage loans held for sale	(30,805)	(15,719)
Losses (gains) on sales of securities	16	(57)
Penalty on prepayment of debt	—	205
(Gains) losses on sales of premises and equipment	(188)	553
Stock-based compensation expense	5,556	3,771
Increase in other assets	(57)	(2,059)
Decrease in other liabilities	(27,084)	(9,652)
Net cash provided by operating activities	1,968	52,397
Investing activities
Purchases of securities available for sale	(576,579)	(191,679)
Proceeds from sales of securities available for sale	2,387	43,494
Proceeds from call/maturities of securities available for sale	113,511	132,044
Proceeds from sales of securities held to maturity	—	4,876
Proceeds from call/maturities of securities held to maturity	—	15,882
Net increase in loans	(156,082)	(272,618)
Purchases of premises and equipment	(15,599)	(11,925)
Proceeds from sales of premises and equipment	912	1,255
Proceeds from sales of other assets	5,286	11,485
Net cash received in acquisition of businesses	153,502	41,685
Net cash used in investing activities	(472,662)	(225,501)
Financing activities
Net increase in noninterest-bearing deposits	90,240	6,464
Net increase in interest-bearing deposits	448,675	112,854
Net increase in short-term borrowings	51,606	274,554
Repayment of long-term debt	(643)	(169,961)
Cash paid for dividends	(31,242)	(25,004)
Net stock-based compensation transactions	201	173
Net cash provided by financing activities	558,837	199,080
Net increase in cash and cash equivalents	88,143	25,976
Cash and cash equivalents at beginning of period	281,453	306,224
Cash and cash equivalents at end of period	$369,596	$332,200
Supplemental disclosures
Cash paid for interest	$43,317	$26,974
Cash paid for income taxes	$21,305	$29,491
Noncash transactions:
Transfers of loans to other real estate owned	$2,657	$5,418
Financed sales of other real estate owned	$495	$257
Transfers of loans held for sale to loans held for investment	$1,510	$—
Common stock issued in acquisition of businesses	$434,519	$213,590

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
Business Combinations: The Company completed its acquisitions of Metropolitan BancGroup, Inc. (“Metropolitan”) and Brand Group Holdings, Inc. (“Brand”) on July 1, 2017 and September 1, 2018, respectively. The acquired institutions’ financial condition and results of operations are included in the Company’s financial condition and results of operations as of the applicable acquisition date. Due to the timing of the respective system conversions and the integration of operations into the Company's existing operations, historical reporting for acquired operations is impracticable, and, therefore disclosure of the amounts of revenue and expenses of the acquired institutions since the acquisition dates is impracticable.
In connection with the acquisition of Brand, the Company acquired a portfolio of non-mortgage consumer loans, which is included in the line item “Loans held for sale” on the Company’s Consolidated Balance Sheet as of September 30, 2018. The Company is currently evaluating its long-term plans with respect to this portfolio. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 850, “Business Combinations”, these loans were measured at fair value as of the acquisition date. Subsequent to the acquisition date, these loans are carried at the lower of amortized cost or fair value.
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
In August 2018, FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 is intended to improve the disclosures on fair value measurements by eliminating, amending and adding certain disclosure requirements. These changes are intended to reduce costs for preparers while providing more useful information for financial statement users.   ASU 2018-13 will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently evaluating the effect that ASU 2018-13 will have on its financial position and results of operations and its financial statement disclosures.

Note 2 – Mergers and Acquisitions
(Dollar Amounts In Thousands, Except Share Data)
Acquisition of Brand Group Holdings, Inc.

Effective September 1, 2018, the Company completed its acquisition by merger of Brand, the parent company of The Brand Banking Company (“Brand Bank”), in a transaction valued at approximately $474,453. The Company issued 9,306,477 shares of common stock and paid approximately $21,879 to Brand shareholders, excluding cash paid for factional shares, and paid approximately $17,157, net of tax benefit, to Brand stock option holders for 100% of the voting equity interest in Brand. At closing, Brand merged with and into the Company, with the Company the surviving corporation in the merger; immediately thereafter, Brand Bank merged with and into Renasant Bank, with Renasant Bank the surviving banking corporation in the merger. On September 1, 2018, Brand operated thirteen banking locations throughout the greater Atlanta market.
The Company recorded approximately $343,569 in intangible assets which consist of goodwill of $316,215 and a core deposit intangible of $27,354. Goodwill resulted from a combination of revenue enhancements from expansion in existing markets and efficiencies resulting from operational synergies. The fair value of the core deposit intangible is being amortized over the estimated useful life, currently expected to be approximately 10 years. The goodwill is not deductible for income tax purposes.

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company’s acquisition of Brand based on their fair values on September 1, 2018.

Purchase Price:
Shares issued to common shareholders	9,306,477
Purchase price per share	$46.69
Value of stock paid		$434,519
Cash consideration paid		21,879
Cash paid for fractional shares		4
Cash settlement for stock options, net of tax benefit		17,157
Deal charges		894
Total Purchase Price		$474,453
Net Assets Acquired:
Stockholders’ equity at acquisition date	$138,896
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	(1,354)
Loans, including loans held for sale	(16,287)
Premises and equipment	1,621
Intangible assets	27,354
Other assets	(35)
Deposits	(1,367)
Borrowings	(3,236)
Other liabilities	13,675
Deferred income taxes	(1,029)
Total Net Assets Acquired		158,238
Goodwill resulting from merger(1)		$316,215
(1) The goodwill resulting from the merger has been assigned to the Community Banks operating segment.

The following table summarizes the estimated fair value on September 1, 2018 of assets acquired and liabilities assumed on that date in connection with the merger with Brand. These estimates are subject to change pending the finalization of all valuations.

Cash and cash equivalents	$193,436
Securities	70,123
Loans, including loans held for sale	1,593,894
Premises and equipment	20,782
Intangible assets	343,569
Other assets	113,324
Total assets	$2,335,128

Deposits	$1,714,177
Borrowings	90,912
Other liabilities	55,586
Total liabilities	$1,860,675

As part of the merger agreement, Brand agreed to divest the operations of its subsidiary Brand Mortgage Group, LLC (“BMG”), which transaction was not completed until October 31, 2018. As a result, the balance sheet and results of operations of BMG, which the Company considers to be immaterial to the overall results of the Company, are included in the Company's results for the third quarter of 2018 since the acquisition date and will be included in the Company’s balance sheet and consolidated results of operations through October 31, 2018. The following table summarizes the significant assets acquired and liabilities assumed from BMG:

(in thousands)	September 1, 2018
Loans held for sale	$48,100
Borrowings	34,139
The following table summarizes the results of operations for BMG included in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2018:

(in thousands)
Interest income	$186
Interest expense	143
Net interest income	43
Noninterest income	1,696
Noninterest expense	2,029
Net income before taxes	$(290)
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

Cash and cash equivalents	$47,556
Securities	108,697
Loans, including mortgage loans held for sale	967,804
Premises and equipment	8,576
Other real estate owned	1,203
Intangible assets	147,478
Other assets	69,567
Total assets	$1,350,881

Deposits	$942,084
Borrowings	174,522
Other liabilities	20,685
Total liabilities	$1,137,291

Supplemental Pro Forma Combined Condensed Results of Operations
The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the nine months ended September 30, 2018 and 2017 of the Company as though the Brand and Metropolitan mergers had been completed as of January 1, 2017. The unaudited pro forma information combines the historical results of Brand and Metropolitan with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions taken place on January 1, 2017. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Merger expenses are reflected in the period in which they were incurred.

	(Unaudited)
	Nine Months Ended
	September 30,
	2018	2017
Net interest income - pro forma	$341,946	$336,250

Noninterest income - pro forma	$117,476	$139,328

Noninterest expense - pro forma	$359,386	$327,566

Net income - pro forma	$72,719	$93,570

Earnings per share - pro forma:
Basic	$1.24	$1.60
Diluted	$1.24	$1.59

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Obligations of other U.S. Government agencies and corporations	$3,541	$13	$(48)	$3,506
Obligations of states and political subdivisions	208,885	2,627	(1,193)	210,319
Residential mortgage backed securities:
Government agency mortgage backed securities	573,236	240	(12,889)	560,587
Government agency collateralized mortgage obligations	316,642	13	(9,427)	307,228
Commercial mortgage backed securities:
Government agency mortgage backed securities	22,094	203	(562)	21,735
Government agency collateralized mortgage obligations	29,332	—	(370)	28,962
Trust preferred securities	12,351	—	(2,047)	10,304
Other debt securities	35,308	104	(447)	34,965
	$1,201,389	$3,200	$(26,983)	$1,177,606

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Obligations of other U.S. Government agencies and corporations	$3,554	$40	$(30)	$3,564
Obligations of states and political subdivisions	228,589	6,161	(269)	234,481
Residential mortgage backed securities:
Government agency mortgage backed securities	196,121	888	(3,059)	193,950
Government agency collateralized mortgage obligations	180,258	133	(3,752)	176,639
Commercial mortgage backed securities:
Government agency mortgage backed securities	31,015	389	(234)	31,170
Government agency collateralized mortgage obligations	5,019	1	(14)	5,006
Trust preferred securities	12,442	—	(3,054)	9,388
Other debt securities	17,106	260	(76)	17,290
	$674,104	$7,872	$(10,488)	$671,488

During the third quarter of 2018, the Company sold municipal securities and residential mortgage backed securities with a carrying value of $2,403 at the time of sale for net proceeds of $2,387. There were no other sales of securities during the nine months ended September 30, 2018. During the third quarter of 2017, the Company sold one of its pooled trust preferred securities (XXIV) with a carrying value of $9,346 at the time of sale for net proceeds of $9,403 resulting in a gain of $57 on the sale. During the first nine months of 2017, the Company also sold certain securities acquired in connection with its acquisition of Metropolitan. These included $14,750 in mortgage backed securities, $16,395 in collateralized mortgage obligations and $4,876 in obligations of states and political subdivisions. These securities were sold at carrying value and did not result in a gain or loss. Finally, during the first nine months of 2017, the Company sold residential mortgage backed securities with a carrying value of $2,946 at the time of the sale for net proceeds of $2,946 resulting in no gain or loss on the sale.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Gross realized gains and losses on sales of securities available for sale for the three and nine months ended September 30, 2018 and 2017, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Gross gains on sales of securities available for sale	$11	$57	$11	$57
Gross losses on sales of securities available for sale	(27)	—	(27)	—
(Losses) Gains on sales of securities available for sale, net	$(16)	$57	$(16)	$57

At September 30, 2018 and December 31, 2017, securities with a carrying value of $576,135 and $217,867, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $18,349 and $25,888 were pledged as collateral for short-term borrowings and derivative instruments at September 30, 2018 and December 31, 2017, respectively.
The amortized cost and fair value of securities at September 30, 2018 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Due within one year	$41,421	$41,815
Due after one year through five years	48,858	49,351
Due after five years through ten years	81,381	81,580
Due after ten years	61,925	60,153
Residential mortgage backed securities:
Government agency mortgage backed securities	573,236	560,587
Government agency collateralized mortgage obligations	316,642	307,228
Commercial mortgage backed securities:
Government agency mortgage backed securities	22,094	21,735
Government agency collateralized mortgage obligations	29,332	28,962
Other debt securities	26,500	26,195
	$1,201,389	$1,177,606

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
September 30, 2018
Obligations of other U.S. Government agencies and corporations	1	$490	$(10)	2	$1,982	$(38)	3	$2,472	$(48)
Obligations of states and political subdivisions	79	52,161	(758)	12	7,432	(435)	91	59,593	(1,193)
Residential mortgage backed securities:
Government agency mortgage backed securities	119	440,200	(7,536)	52	94,329	(5,353)	171	534,529	(12,889)
Government agency collateralized mortgage obligations	51	186,677	(3,468)	40	108,568	(5,959)	91	295,245	(9,427)
Commercial mortgage backed securities:
Government agency mortgage backed securities	8	11,396	(188)	2	5,072	(374)	10	16,468	(562)
Government agency collateralized mortgage obligations	5	28,996	(370)	0	—	—	5	28,996	(370)
Trust preferred securities	0	—	—	2	10,304	(2,047)	2	10,304	(2,047)
Other debt securities	14	13,823	(208)	3	6,020	(239)	17	19,843	(447)
Total	277	$733,743	$(12,538)	113	$233,707	$(14,445)	390	$967,450	$(26,983)
December 31, 2017
Obligations of other U.S. Government agencies and corporations	1	$497	$(3)	2	$1,999	$(27)	3	$2,496	$(30)
Obligations of states and political subdivisions	23	11,860	(59)	12	7,728	(210)	35	19,588	(269)
Residential mortgage backed securities:
Government agency mortgage backed securities	29	64,595	(659)	44	89,414	(2,400)	73	154,009	(3,059)
Government agency collateralized mortgage obligations	33	102,509	(1,470)	29	62,406	(2,282)	62	164,915	(3,752)
Commercial mortgage backed securities:
Government agency mortgage backed securities	2	5,629	(17)	3	5,872	(217)	5	11,501	(234)
Government agency collateralized mortgage obligations	1	4,986	(14)	0	—	—	1	4,986	(14)
Trust preferred securities	0	—	—	2	9,388	(3,054)	2	9,388	(3,054)
Other debt securities	2	756	(12)	2	6,308	(64)	4	7,064	(76)
Total	91	$190,832	$(2,234)	94	$183,115	$(8,254)	185	$373,947	$(10,488)

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

The Company does not intend to sell any securities in an unrealized loss position that it holds, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

greater than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any OTTI for the nine months ended September 30, 2018 or 2017.
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $12,351 and $12,442 and a fair value of $10,304 and $9,388 at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, the investments in pooled trust preferred securities consisted of two securities representing interests in various tranches of trusts collateralized by debt issued by over 160 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments before recovery of the investments’ amortized cost, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be at maturity. At September 30, 2018, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for both trust preferred securities and recognized credit related impairment losses on these securities in 2011. No additional impairment was recognized during the nine months ended September 30, 2018.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at September 30, 2018:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XXIII	Pooled	B-2	$8,283	$6,689	$(1,594)	BB	16%
XXVI	Pooled	B-2	4,068	3,615	(453)	B	19%
			$12,351	$10,304	$(2,047)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2018	2017
Balance at January 1	$(261)	$(3,337)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—
Reductions for securities sold during the period	—	3,076
Balance at September 30	$(261)	$(261)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Non Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean non purchased loans.

The following is a summary of non purchased loans and leases as of the dates presented:

	September 30, 2018	December 31, 2017
Commercial, financial, agricultural	$817,799	$763,823
Lease financing	57,576	57,354
Real estate – construction	624,892	547,658
Real estate – 1-4 family mortgage	2,000,770	1,729,534
Real estate – commercial mortgage	2,609,510	2,390,076
Installment loans to individuals	102,995	103,452
Gross loans	6,213,542	5,591,897
Unearned income	(3,304)	(3,341)
Loans, net of unearned income	$6,210,238	$5,588,556

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2018
Commercial, financial, agricultural	$1,606	$319	$814,246	$816,171	$—	$1,423	$205	$1,628	$817,799
Lease financing	320	—	57,256	57,576	—	—	—	—	57,576
Real estate – construction	1,069	—	623,823	624,892	—	—	—	—	624,892
Real estate – 1-4 family mortgage	7,928	2,965	1,986,079	1,996,972	207	2,678	913	3,798	2,000,770
Real estate – commercial mortgage	3,080	480	2,601,728	2,605,288	324	2,328	1,570	4,222	2,609,510
Installment loans to individuals	860	42	102,045	102,947	6	38	4	48	102,995
Unearned income	—	—	(3,304)	(3,304)	—	—	—	—	(3,304)
Total	$14,863	$3,806	$6,181,873	$6,200,542	$537	$6,467	$2,692	$9,696	$6,210,238
December 31, 2017
Commercial, financial, agricultural	$2,722	$22	$759,143	$761,887	$205	$1,033	$698	$1,936	$763,823
Lease financing	47	—	57,148	57,195	—	159	—	159	57,354
Real estate – construction	50	—	547,608	547,658	—	—	—	—	547,658
Real estate – 1-4 family mortgage	11,810	2,194	1,712,982	1,726,986	—	1,818	730	2,548	1,729,534
Real estate – commercial mortgage	1,921	727	2,381,871	2,384,519	—	2,877	2,680	5,557	2,390,076
Installment loans to individuals	429	72	102,901	103,402	1	28	21	50	103,452
Unearned income	—	—	(3,341)	(3,341)	—	—	—	—	(3,341)
Total	$16,979	$3,015	$5,558,312	$5,578,306	$206	$5,915	$4,129	$10,250	$5,588,556
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loans accounted for under FASB ASC 310-20, “Nonrefundable Fees and Other Cost” (“ASC 310-20”), and which are impaired loans recognized in conformity with ASC 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
September 30, 2018
Commercial, financial, agricultural	$2,426	$1,952	$—	$1,952	$377
Lease financing	—	—	—	—	—
Real estate – construction	9,725	7,560	2,165	9,725	65
Real estate – 1-4 family mortgage	8,841	8,115	—	8,115	58
Real estate – commercial mortgage	8,781	4,954	1,277	6,231	611
Installment loans to individuals	119	112	—	112	1
Total	$29,892	$22,693	$3,442	$26,135	$1,112
December 31, 2017
Commercial, financial, agricultural	$3,043	$2,365	$—	$2,365	$138
Lease financing	159	159	—	159	2
Real estate – construction	578	578	—	578	4
Real estate – 1-4 family mortgage	10,018	8,169	703	8,872	561
Real estate – commercial mortgage	12,463	9,652	—	9,652	1,861
Installment loans to individuals	121	117	—	117	1
Totals	$26,382	$21,040	$703	$21,743	$2,567

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$1,979	$11	$1,960	$8
Lease financing	—	—	—	—
Real estate – construction	9,725	42	897	33
Real estate – 1-4 family mortgage	8,136	51	8,897	71
Real estate – commercial mortgage	6,258	37	7,575	46
Installment loans to individuals	118	1	140	1
Total	$26,216	$142	$19,469	$159

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$2,204	$31	$2,140	$8
Lease financing	—	—	—	—
Real estate – construction	9,621	109	861	36
Real estate – 1-4 family mortgage	8,388	174	8,944	165
Real estate – commercial mortgage	6,354	117	7,844	134
Installment loans to individuals	121	2	148	2
Total	$26,688	$433	$19,937	$345

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
The tables below illustrate the impact of modifications classified as restructured loans which were made during the periods presented and held on the Consolidated Balance Sheets at the respective period end. There were no newly restructured loans during the three months ended September 30, 2018.

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended September 30, 2017
Real estate – 1-4 family mortgage	4	$307	$307
Real estate – commercial mortgage	1	230	175
Total	5	$537	$482

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Nine months ended September 30, 2018
Real estate – 1-4 family mortgage	4	$625	$625
Real estate – commercial mortgage	1	83	78
Total	5	$708	$703
Nine months ended September 30, 2017
Real estate – 1-4 family mortgage	9	$611	$601
Real estate – commercial mortgage	3	683	318
Installment loans to individuals	1	4	3
Total	13	$1,298	$922

With respect to loans that were restructured during the nine months ended September 30, 2018, none have subsequently defaulted as of the date of this report. With respect to loans that were restructured during the nine months ended September 30, 2017, $230 subsequently defaulted within twelve months of the restructuring.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were two restructured loans in the amount of $228 contractually 90 days past due or more and still accruing at September 30, 2018 and three restructured loans in the amount of $597 contractually 90 days past due or more and still accruing at September 30, 2017. The outstanding balance of restructured loans on nonaccrual status was $3,147 and $4,651 at September 30, 2018 and September 30, 2017, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2018	54	$5,588
Additional loans with concessions	5	709
Reclassified as performing	2	154
Reductions due to:
Reclassified as nonperforming	(7)	(598)
Paid in full	(8)	(1,448)
Principal paydowns	—	(165)
Totals at September 30, 2018	46	$4,240

The allocated allowance for loan losses attributable to restructured loans was $33 and $98 at September 30, 2018 and September 30, 2017, respectively. The Company had $19 in remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2018. There was no remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2017.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pass	Watch	Substandard	Total
September 30, 2018
Commercial, financial, agricultural	$596,176	$12,885	$4,729	$613,790
Real estate – construction	548,080	764	9,695	558,539
Real estate – 1-4 family mortgage	298,125	1,093	5,803	305,021
Real estate – commercial mortgage	2,200,150	52,845	22,073	2,275,068
Installment loans to individuals	570	—	—	570
Total	$3,643,101	$67,587	$42,300	$3,752,988
December 31, 2017
Commercial, financial, agricultural	$554,943	$11,496	$4,402	$570,841
Real estate – construction	483,498	662	81	484,241
Real estate – 1-4 family mortgage	254,643	505	8,697	263,845
Real estate – commercial mortgage	1,983,750	50,428	24,241	2,058,419
Installment loans to individuals	921	—	—	921
Total	$3,277,755	$63,091	$37,421	$3,378,267

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

	Performing	Non- Performing	Total
September 30, 2018
Commercial, financial, agricultural	$202,633	$1,376	$204,009
Lease financing	54,272	—	54,272
Real estate – construction	66,353	—	66,353
Real estate – 1-4 family mortgage	1,690,667	5,082	1,695,749
Real estate – commercial mortgage	333,452	990	334,442
Installment loans to individuals	102,335	90	102,425
Total	$2,449,712	$7,538	$2,457,250
December 31, 2017
Commercial, financial, agricultural	$191,473	$1,509	$192,982
Lease financing	53,854	159	54,013
Real estate – construction	63,417	—	63,417
Real estate – 1-4 family mortgage	1,462,347	3,342	1,465,689
Real estate – commercial mortgage	330,441	1,216	331,657
Installment loans to individuals	102,409	122	102,531
Total	$2,203,941	$6,348	$2,210,289

Note 5 – Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 5, all references to “loans” mean purchased loans.

The following is a summary of purchased loans as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2018	December 31, 2017
Commercial, financial, agricultural	$495,545	$275,570
Real estate – construction	112,093	85,731
Real estate – 1-4 family mortgage	761,913	614,187
Real estate – commercial mortgage	1,503,075	1,037,454
Installment loans to individuals	40,043	18,824
Gross loans	2,912,669	2,031,766
Unearned income	—	—
Loans, net of unearned income	$2,912,669	$2,031,766

Past Due and Nonaccrual Loans
The Company’s policies with respect to placing loans on nonaccrual status or charging off loans, and its accounting for interest on any such loans, are described above in Note 4, “Non Purchased Loans.”
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2018
Commercial, financial, agricultural	$5,508	$487	$489,237	$495,232	$—	$239	$74	$313	$495,545
Real estate – construction	2,676	—	109,153	111,829	—	264	—	264	112,093
Real estate – 1-4 family mortgage	6,737	3,648	748,488	758,873	353	1,357	1,330	3,040	761,913
Real estate – commercial mortgage	5,140	3,767	1,493,220	1,502,127	412	329	207	948	1,503,075
Installment loans to individuals	772	58	38,969	39,799	54	—	190	244	40,043
Total	$20,833	$7,960	$2,879,067	$2,907,860	$819	$2,189	$1,801	$4,809	$2,912,669
December 31, 2017
Commercial, financial, agricultural	$1,119	$532	$273,488	$275,139	$—	$199	$232	$431	$275,570
Real estate – construction	415	—	85,316	85,731	—	—	—	—	85,731
Real estate – 1-4 family mortgage	6,070	2,280	602,464	610,814	385	879	2,109	3,373	614,187
Real estate – commercial mortgage	2,947	2,910	1,031,141	1,036,998	191	99	166	456	1,037,454
Installment loans to individuals	208	9	18,443	18,660	59	—	105	164	18,824
Total	$10,759	$5,731	$2,010,852	$2,027,342	$635	$1,177	$2,612	$4,424	$2,031,766

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
Loans accounted for under ASC 310-20, and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
September 30, 2018
Commercial, financial, agricultural	$391	$327	$2	$329	$44
Real estate – construction	520	520	—	520	5
Real estate – 1-4 family mortgage	4,924	834	3,495	4,329	12
Real estate – commercial mortgage	1,521	1,337	152	1,489	104
Installment loans to individuals	245	244	—	244	4
Total	$7,601	$3,262	$3,649	$6,911	$169
December 31, 2017
Commercial, financial, agricultural	$757	$625	$74	$699	$52
Real estate – construction	1,207	—	1,199	1,199	—
Real estate – 1-4 family mortgage	6,173	1,385	4,225	5,610	45
Real estate – commercial mortgage	901	728	165	893	6
Installment loans to individuals	165	154	9	163	4
Totals	$9,203	$2,892	$5,672	$8,564	$107

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$331	$3	$413	$6
Real estate – construction	520	1	829	62
Real estate – 1-4 family mortgage	4,817	33	5,174	41
Real estate – commercial mortgage	1,511	12	899	8
Installment loans to individuals	244	—	167	—
Total	$7,423	$49	$7,482	$117

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$334	$8	$332	$9
Real estate – construction	520	2	741	62
Real estate – 1-4 family mortgage	4,907	107	5,221	103
Real estate – commercial mortgage	1,545	43	915	25
Installment loans to individuals	244	—	169	—
Total	$7,550	$160	$7,378	$199

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loans accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
September 30, 2018
Commercial, financial, agricultural	$43,724	$4,680	$27,959	$32,639	$360
Real estate – 1-4 family mortgage	62,126	13,469	35,724	49,193	505
Real estate – commercial mortgage	171,754	63,323	81,930	145,253	1,961
Installment loans to individuals	9,009	701	4,277	4,978	2
Total	$286,613	$82,173	$149,890	$232,063	$2,828
December 31, 2017
Commercial, financial, agricultural	$24,179	$5,768	$9,547	$15,315	$312
Real estate – 1-4 family mortgage	65,049	15,910	38,059	53,969	572
Real estate – commercial mortgage	186,720	65,108	91,230	156,338	892
Installment loans to individuals	1,761	698	940	1,638	1
Totals	$277,709	$87,484	$139,776	$227,260	$1,777

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-30 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$11,705	$162	$14,201	$507
Real estate – 1-4 family mortgage	51,957	621	67,802	808
Real estate – commercial mortgage	141,780	1,705	174,394	2,578
Installment loans to individuals	1,608	18	1,812	18
Total	$207,050	$2,506	$258,209	$3,911

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$12,117	$579	$13,530	$988
Real estate – 1-4 family mortgage	53,093	1,941	68,933	2,301
Real estate – commercial mortgage	144,530	5,610	177,039	6,886
Installment loans to individuals	1,616	54	1,865	55
Total	$211,356	$8,184	$261,367	$10,230

Restructured Loans
An explanation of what constitutes a “restructured loan,” and management’s analysis in determining whether to restructure a loan, are described above in Note 4, “Non Purchased Loans.”
The tables below illustrate the impact of modifications classified as restructured loans which were made during the periods presented and held on the Consolidated Balance Sheets at the respective period end. There were no newly restructured loans during the three months ended September 30, 2018.

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
Nine months ended September 30, 2018
Commercial, financial, agricultural	1	$48	$44
Real estate – 1-4 family mortgage	1	$18	$17
Real estate – commercial mortgage	1	8	7
Total	3	$74	$68
Nine months ended September 30, 2017
Real estate – 1-4 family mortgage	28	$3,789	$3,062
Real estate – commercial mortgage	3	2,851	2,025
Total	31	$6,640	$5,087

With respect to loans that were restructured during the nine months ended September 30, 2018, none have subsequently defaulted as of the date of this report. With respect to loans that were restructured during the nine months ended September 30, 2017, $372 subsequently defaulted within twelve months of the restructuring.

There were three restructured loans in the amount of $503 contractually 90 days past due or more and still accruing at September 30, 2018 and two restructured loans in the amount of $146 contractually 90 days past due or more and still accruing at September 30, 2017. The outstanding balance of restructured loans on nonaccrual status was $493 and $504 at September 30, 2018 and September 30, 2017, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2018	68	$8,965
Additional loans with concessions	3	220
Reclassified as performing restructured loan	3	175
Reductions due to:
Reclassified to nonperforming loans	(5)	(688)
Paid in full	(4)	(411)
Principal paydowns	—	(570)
Totals at September 30, 2018	65	$7,691

The allocated allowance for loan losses attributable to restructured loans was $62 and $97 at September 30, 2018 and September 30, 2017, respectively. The Company had $2 and $7 in remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2018 and September 30, 2017, respectively.
Credit Quality

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 4, “Non Purchased Loans.” The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

	Pass	Watch	Substandard	Total
September 30, 2018
Commercial, financial, agricultural	$409,790	$38,947	$2,487	$451,224
Real estate – construction	77,950	—	264	78,214
Real estate – 1-4 family mortgage	134,136	7,591	5,993	147,720
Real estate – commercial mortgage	1,232,028	38,418	9,538	1,279,984
Installment loans to individuals	1,720	—	2	1,722
Total	$1,855,624	$84,956	$18,284	$1,958,864
December 31, 2017
Commercial, financial, agricultural	$241,195	$4,974	$2,824	$248,993
Real estate – construction	81,220	—	—	81,220
Real estate – 1-4 family mortgage	91,369	2,498	6,172	100,039
Real estate – commercial mortgage	827,372	17,123	9,003	853,498
Installment loans to individuals	678	—	3	681
Total	$1,241,834	$24,595	$18,002	$1,284,431

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing	Non- Performing	Total
September 30, 2018
Commercial, financial, agricultural	$11,613	$69	$11,682
Real estate – construction	33,879	—	33,879
Real estate – 1-4 family mortgage	562,989	2,011	565,000
Real estate – commercial mortgage	77,722	116	77,838
Installment loans to individuals	33,081	262	33,343
Total	$719,284	$2,458	$721,742
December 31, 2017
Commercial, financial, agricultural	$11,216	$46	$11,262
Real estate – construction	4,511	—	4,511
Real estate – 1-4 family mortgage	459,038	1,141	460,179
Real estate – commercial mortgage	27,495	123	27,618
Installment loans to individuals	16,344	161	16,505
Total	$518,604	$1,471	$520,075

Loans Purchased with Deteriorated Credit Quality
Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Total Purchased Credit Deteriorated Loans
September 30, 2018
Commercial, financial, agricultural	$32,639
Real estate – 1-4 family mortgage	49,193
Real estate – commercial mortgage	145,253
Installment loans to individuals	4,978
Total	$232,063
December 31, 2017
Commercial, financial, agricultural	$15,315
Real estate – 1-4 family mortgage	53,969
Real estate – commercial mortgage	156,338
Installment loans to individuals	1,638
Total	$227,260

The following table presents the fair value of loans that exhibited evidence of deteriorated credit quality at the time of acquisition at September 30, 2018:

Total Purchased Credit Deteriorated Loans
Contractually-required principal and interest	$330,403
Nonaccretable difference(1)	(62,705)
Cash flows expected to be collected	267,698
Accretable yield(2)	(35,635)
Fair value	$232,063

(1)	Represents contractual principal and interest cash flows of $52,680 and $10,025, respectively, not expected to be collected.

(2)	Represents contractual principal and interest cash flows of $1,444 and $34,191, respectively, expected to be collected.
Changes in the accretable yield of loans purchased with deteriorated credit quality were as follows as of September 30, 2018:

Total Purchased Credit Deteriorated Loans
Balance at January 1, 2018	$(32,207)
Additions due to acquisition	(9,353)
Reclassification from nonaccretable difference	(5,952)
Accretion	11,285
Charge-offs	592
Balance at September 30, 2018	$(35,635)

The following table presents the fair value of loans purchased from Brand as of the September 1, 2018 acquisition date.

At acquisition date:	September 1, 2018
Contractually-required principal and interest	$1,625,137
Nonaccretable difference	(120,033)
Cash flows expected to be collected	1,505,104
Accretable yield	(169,631)
Fair value	$1,335,473

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value of loans purchased from Metropolitan as of the July 1, 2017 acquisition date.

At acquisition date:	July 1, 2017
Contractually-required principal and interest	$1,198,741
Nonaccretable difference	(79,165)
Cash flows expected to be collected	1,119,576
Accretable yield	(154,543)
Fair value	$965,033

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Allowance for Loan Losses
(In Thousands)
The following is a summary of total non purchased and purchased loans as of the dates presented:

	September 30, 2018	December 31, 2017
Commercial, financial, agricultural	$1,313,344	$1,039,393
Lease financing	57,576	57,354
Real estate – construction	736,985	633,389
Real estate – 1-4 family mortgage	2,762,683	2,343,721
Real estate – commercial mortgage	4,112,585	3,427,530
Installment loans to individuals	143,038	122,276
Gross loans	9,126,211	7,623,663
Unearned income	(3,304)	(3,341)
Loans, net of unearned income	9,122,907	7,620,322
Allowance for loan losses	(48,610)	(46,211)
Net loans	$9,074,297	$7,574,111

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a roll forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$7,146	$4,702	$11,657	$22,450	$1,400	$47,355
Charge-offs	(511)	—	(211)	(216)	(402)	(1,340)
Recoveries	24	3	119	152	47	345
Net (charge-offs) recoveries	(487)	3	(92)	(64)	(355)	(995)
Provision for loan losses charged to operations	1,448	8	(1,497)	2,041	250	2,250
Ending balance	$8,107	$4,713	$10,068	$24,427	$1,295	$48,610

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Nine Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$5,542	$3,428	$12,009	$23,384	$1,848	$46,211
Charge-offs	(1,627)	—	(1,861)	(875)	(623)	(4,986)
Recoveries	373	10	335	756	101	1,575
Net (charge-offs) recoveries	(1,254)	10	(1,526)	(119)	(522)	(3,411)
Provision for loan losses charged to operations	3,819	1,275	(415)	1,162	(31)	5,810
Ending balance	$8,107	$4,713	$10,068	$24,427	$1,295	$48,610
Period-End Amount Allocated to:
Individually evaluated for impairment	$421	$70	$70	$715	$4	$1,280
Collectively evaluated for impairment	7,326	4,643	9,493	21,751	1,289	44,502
Purchased with deteriorated credit quality	360	—	505	1,961	2	2,828
Ending balance	$8,107	$4,713	$10,068	$24,427	$1,295	$48,610

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$5,092	$2,580	$12,104	$22,600	$1,773	$44,149
Charge-offs	(974)	—	(575)	(543)	(124)	(2,216)
Recoveries	137	67	145	72	27	448
Net (charge-offs) recoveries	(837)	67	(430)	(471)	(97)	(1,768)
Provision for loan losses charged to operations	938	161	439	481	131	2,150
Ending balance	$5,193	$2,808	$12,113	$22,610	$1,807	$44,531

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total

Nine Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$5,486	$2,380	$14,294	$19,059	$1,518	$42,737
Charge-offs	(2,110)	—	(1,401)	(1,204)	(513)	(5,228)
Recoveries	258	101	291	884	88	1,622
Net (charge-offs) recoveries	(1,852)	101	(1,110)	(320)	(425)	(3,606)
Provision for loan losses charged to operations	1,559	327	(1,071)	3,871	714	5,400
Ending balance	$5,193	$2,808	$12,113	$22,610	$1,807	$44,531
Period-End Amount Allocated to:
Individually evaluated for impairment	$96	$9	$855	$1,963	$5	$2,928
Collectively evaluated for impairment	4,772	2,799	10,644	19,662	1,801	39,678
Purchased with deteriorated credit quality	325	—	614	985	1	1,925
Ending balance	$5,193	$2,808	$12,113	$22,610	$1,807	$44,531

(1)	Includes lease financing receivables.

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
September 30, 2018
Individually evaluated for impairment	$2,282	$10,245	$12,445	$7,720	$356	$33,048
Collectively evaluated for impairment	1,278,423	726,740	2,701,045	3,959,612	191,976	8,857,796
Purchased with deteriorated credit quality	32,639	—	49,193	145,253	4,978	232,063
Ending balance	$1,313,344	$736,985	$2,762,683	$4,112,585	$197,310	$9,122,907
December 31, 2017
Individually evaluated for impairment	$3,064	$1,777	$14,482	$10,545	$439	$30,307
Collectively evaluated for impairment	1,021,014	631,612	2,275,270	3,260,648	174,211	7,362,755
Purchased with deteriorated credit quality	15,315	—	53,969	156,337	1,639	227,260
Ending balance	$1,039,393	$633,389	$2,343,721	$3,427,530	$176,289	$7,620,322

(1)	Includes lease financing receivables.

Note 7 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Purchased OREO	Non Purchased OREO	Total OREO
September 30, 2018
Residential real estate	$501	$1,485	$1,986
Commercial real estate	2,978	1,656	4,634
Residential land development	706	575	1,281
Commercial land development	3,747	949	4,696
Total	$7,932	$4,665	$12,597
December 31, 2017
Residential real estate	$1,683	$758	$2,441
Commercial real estate	4,314	1,624	5,938
Residential land development	1,100	781	1,881
Commercial land development	4,427	1,247	5,674
Total	$11,524	$4,410	$15,934

Changes in the Company’s purchased and non purchased OREO were as follows:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at January 1, 2018	$11,524	$4,410	$15,934
Transfers of loans	620	2,037	2,657
Impairments	(727)	(403)	(1,130)
Dispositions	(3,483)	(1,333)	(4,816)
Other	(2)	(46)	(48)
Balance at September 30, 2018	$7,932	$4,665	$12,597

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Repairs and maintenance	$74	$206	$242	$602
Property taxes and insurance	38	87	187	495
Impairments	380	697	1,129	1,454
Net gains on OREO sales	(213)	(350)	(356)	(488)
Rental income	(1)	(37)	(35)	(147)
Total	$278	$603	$1,167	$1,916

Note 8 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the nine months ended September 30, 2018 were as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Total
Balance at January 1, 2018	$608,279	$2,767	$611,046
Addition to goodwill from acquisition	316,215	—	316,215
Adjustment to previously recorded goodwill	—	—	—
Balance at September 30, 2018	$924,494	$2,767	$927,261

The addition of goodwill during 2018 represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in the Brand acquisition. The Company is finalizing the fair values of certain assets, including loans, property and equipment, taxes and certain other assets, related to the acquisition; as such, the recorded balance of goodwill is subject to change.

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2018
Core deposit intangibles	$82,312	$(36,497)	$45,815
Customer relationship intangible	1,970	(931)	1,039
Total finite-lived intangible assets	$84,282	$(37,428)	$46,854
December 31, 2017
Core deposit intangibles	$54,958	$(31,586)	$23,372
Customer relationship intangible	1,970	(832)	1,138
Total finite-lived intangible assets	$56,928	$(32,418)	$24,510

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Amortization expense for:
Core deposit intangibles	$1,732	$1,733	$4,911	$4,723
Customer relationship intangible	33	33	99	99
Total intangible amortization	$1,765	$1,766	$5,010	$4,822

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2018 and the succeeding four years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2018	$7,041	$131	$7,172
2019	7,947	131	8,078
2020	6,921	131	7,052
2021	5,843	131	5,974
2022	4,923	131	5,054

Note 9 – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights (“MSRs”) are recognized as a separate asset on the date the corresponding mortgage loan is sold. MSRs are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows,

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

prepayment speeds, market discount rates, servicing costs, and other factors. Impairment losses on MSRs are recognized to the extent by which the unamortized cost exceeds fair value. There were no impairment losses recognized during the nine months ended September 30, 2018 and 2017.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2018	$39,339
Capitalization	10,745
Amortization	(3,671)
Balance at September 30, 2018	$46,413

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

	September 30, 2018	December 31, 2017	September 30, 2017
Unpaid principal balance	$4,533,400	$4,012,519	$3,703,064

Weighted-average prepayment speed (CPR)	7.46%	8.04%	8.89%
Estimated impact of a 10% increase	$(5,872)	$(1,592)	$(1,501)
Estimated impact of a 20% increase	(3,732)	(3,095)	(2,910)

Discount rate	9.43%	9.69%	9.68%
Estimated impact of a 10% increase	$(2,758)	$(2,027)	$(1,711)
Estimated impact of a 20% increase	(5,291)	(3,896)	(3,292)

Weighted-average coupon interest rate	4.00%	3.89%	3.89%
Weighted-average servicing fee (basis points)	27.02	26.36	26.22
Weighted-average remaining maturity (in years)	8.32	7.98	14.94
The Company recorded servicing fees of $2,154 and $1,461 for the three months ended September 30, 2018 and 2017, respectively, which are included in “Mortgage banking income” in the Consolidated Statements of Income. The Company recorded servicing fees of $6,648 and $4,128 for the nine months ended September 30, 2018 and 2017, respectively.

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

The plan expense for the legacy Renasant defined benefit pension plan (“Pension Benefits - Renasant”) and post-retirement health and life plans (“Other Benefits”) for the periods presented was as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pension Benefits
	Renasant		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$—	$—	$2	$2
Interest cost	261	292	7	11
Expected return on plan assets	(520)	(485)	—	—
Recognized actuarial loss	82	101	—	2
Net periodic benefit (return) cost	$(177)	$(92)	$9	$15

	Pension Benefits
	Renasant		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$—	$—	$6	$6
Interest cost	783	876	23	32
Expected return on plan assets	(1,558)	(1,456)	—	—
Recognized actuarial loss	246	301	—	5
Net periodic benefit (return) cost	$(529)	$(279)	$29	$43

Incentive Compensation Plans
In March 2011, the Company adopted a long-term equity incentive plan, which provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. The Company issues shares of treasury stock to satisfy stock options exercised or restricted stock granted under the plan. Options granted under the plan allow participants to acquire shares of the Company’s common stock at a fixed exercise price and expire ten years after the grant date. Options vest and become exercisable in installments over a three-year period measured from the grant date. Options that have not vested are forfeited and cancelled upon the termination of a participant’s employment. There were no stock options granted during the nine months ended September 30, 2018 or 2017.

The following table summarizes the changes in stock options as of and for the nine months ended September 30, 2018:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	89,750	$15.67
Granted	—	—
Exercised	(39,000)	15.47
Forfeited	(5,000)	15.32
Options outstanding at end of period	45,750	$15.89

The Company awards performance-based restricted stock to executives and other officers and time-based restricted stock to directors, executives and other officers and employees under the long-term equity incentive plan. The performance-based restricted stock vests upon completion of a designated service period or the attainment of specified performance goals. Target performance levels are derived from the Company’s budget, with threshold performance set at approximately 5% below target and superior performance set at approximately 5% above target. Performance-based restricted stock is granted at the target level; the number of shares ultimately awarded is determined at the end of the applicable performance period and may be increased or decreased depending upon the Company meeting or exceeding (or failing to meet or exceed) the financial performance measures defined by the Board of Directors. Time-based restricted stock vests at the end of the service period defined in the respective grant. The fair value of each restricted stock grant is the closing price of the Company’s common stock on the day immediately preceding the

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

grant date. The following table summarizes the changes in restricted stock as of and for the nine months ended September 30, 2018:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	—	$—	218,075	$39.08
Awarded	95,183	40.89	184,340	43.10
Vested	—	—	(75,646)	36.97
Cancelled	(3,014)	40.89	(16,046)	41.94
Nonvested at end of period	92,169	$40.89	310,723	$41.83
During the nine months ended September 30, 2018, the Company reissued 108,509 shares from treasury in connection with the exercise of stock options and awards of restricted stock. The Company recorded total stock-based compensation expense of $1,844 and $1,359 for the three months ended September 30, 2018 and 2017, respectively, and $5,556 and $3,771 for the nine months ended September 30, 2018 and 2017, respectively.

Note 11 – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2018, the Company had notional amounts of $204,100 on interest rate contracts with corporate customers and $204,100 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

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
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate and adjustable-rate mortgage loans was $236,932 and $131,000 at September 30, 2018 and December 31, 2017, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $381,089 and $199,000 at September 30, 2018 and December 31, 2017, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivative assets:
Designated as hedging instruments
Interest rate swap	Other Assets	$772	$—
Totals		$772	$—
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$4,370	$3,171
Interest rate lock commitments	Other Assets	4,309	2,756
Forward commitments	Other Assets	1,665	50
Totals		$10,344	$5,977
Derivative liabilities:
Designated as hedging instruments:
Interest rate swaps	Other Liabilities	$781	$2,536
Totals		$781	$2,536
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$4,370	$3,171
Interest rate lock commitments	Other Liabilities	83	4
Forward commitments	Other Liabilities	79	328
Totals		$4,532	$3,503

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$1,042	$1,652	$3,066	$3,021
Interest rate lock commitments:
Included in mortgage banking income	(1,737)	(441)	209	874
Forward commitments
Included in mortgage banking income	2,839	(486)	1,915	(4,099)
Total	$2,144	$725	$5,190	$(204)

For the Company’s derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the nine months ended September 30, 2018 or 2017. The impact on other comprehensive income for the nine months ended September 30, 2018 and 2017, respectively, can be seen at Note 15, “Other Comprehensive Income (Loss).”

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Gross amounts recognized	$6,168	$717	$1,334	$5,303
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	6,168	717	1,334	5,303
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	553	717	553	717
Financial collateral pledged	—	—	781	4,357
Net amounts	$5,615	$—	$—	$229

Note 12 – Income Taxes

(In Thousands)

The following table is a summary of the Company’s temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates presented.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	September 30,		December 31,
	2018	2017	2017
Deferred tax assets
Allowance for loan losses	$14,030	$20,421	$13,966
Loans	20,044	25,585	15,062
Deferred compensation	9,441	10,857	7,093
Securities	—	2,573	3,659
Net unrealized losses on securities - OCI	8,340	1,942	—
Impairment of assets	1,774	2,383	1,748
Federal and State net operating loss carryforwards	21,478	3,338	2,419
Intangibles	—	—	—
Other	5,729	7,319	4,722
Total deferred tax assets	80,836	74,418	48,669
Deferred tax liabilities
Investment in partnerships	1,673	946	757
Intangibles	—	428	—
Fixed assets	3,645	1,429	3,163
Mortgage servicing rights	11,224	3,360	10,139
Junior subordinated debt	1,562	3,620	2,394
Other	1,747	1,770	1,859
Total deferred tax liabilities	19,851	11,553	18,312
Net deferred tax assets	$60,985	$62,865	$30,357

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. As a result, the Company calculated taxes during 2018 based on a 21% federal corporate tax rate, whereas taxes were calculated in previous periods based on a 35% federal corporate tax rate. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. After reviewing the Company’s inventory of deferred tax assets and liabilities on the date of enactment and giving consideration to the future impact of the lower corporate tax rates and other provisions of the new legislation, the Company’s revaluation of its net deferred tax assets was $14,486, which was included as a reduction in “Income taxes” in the Consolidated Statements of Income for the year ended December 31, 2017. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act had not been completed as of December 31, 2017 and, therefore, considered its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to have been completed as of December 31, 2017.
The Company acquired both federal and state net operating losses as part of the acquisition of Brand. The federal net operating losses are approximately $82,450. While the state net operating losses are still being evaluated, they are estimated to be approximately $65,347. The Company expects to utilize its federal and state net operating losses, including net operating losses acquired in previous acquisitions, before expiration. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the nine months ended September 30, 2018 or 2017 or the year ended December 31, 2017.

Note 13 – Investments in Qualified Affordable Housing Projects
(In Thousands)

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  At September 30, 2018 and December 31, 2017, the Company’s carrying value of QAHPs was $6,431 and $7,637, respectively. The Company has no remaining funding obligations related to the QAHPs.  The investments in QAHPs are being accounted for using the effective yield method. The investments in QAHPs are included in “Other assets” on the Consolidated Balance Sheets.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Components of the Company’s investments in QAHPs were included in the line item “Income taxes” in the Consolidated Statements of Income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Tax credit amortization	$394	$472	$1,198	$995
Tax credits and other benefits	(572)	(671)	(1,717)	(1,519)
Total	$(178)	$(199)	$(519)	$(524)

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
Mortgage loans held for sale in loans held for sale: Mortgage loans held for sale are primarily agency loans which trade in active secondary markets. The fair value of these instruments is derived from current market pricing for similar loans, adjusted for

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

differences in loan characteristics, including servicing and risk. Because the valuation is based on external pricing of similar instruments, mortgage loans held for sale are classified within Level 2 of the fair value hierarchy.
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
September 30, 2018
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$3,506	$—	$3,506
Obligations of states and political subdivisions	—	210,319	—	210,319
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	560,587	—	560,587
Government agency collateralized mortgage obligations	—	307,228	—	307,228
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	21,735	—	21,735
Government agency collateralized mortgage obligations	—	28,962	—	28,962
Trust preferred securities	—	—	10,304	10,304
Other debt securities	—	34,965	—	34,965
Total securities available for sale	—	1,167,302	10,304	1,177,606
Derivative instruments:
Interest rate swaps	—	772	—	772
Interest rate contracts	—	4,370	—	4,370
Interest rate lock commitments	—	4,309	—	4,309
Forward commitments	—	1,665	—	1,665
Total derivative instruments	—	11,116	—	11,116
Mortgage loans held for sale in loans held for sale	—	252,025	—	252,025
Total financial assets	$—	$1,430,443	$10,304	$1,440,747
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$781	$—	$781
Interest rate contracts	—	4,370	—	4,370
Interest rate lock commitments	—	83	—	83
Forward commitments	—	79	—	79
Total derivative instruments	—	5,313	—	5,313
Total financial liabilities	$—	$5,313	$—	$5,313

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2017
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$3,564	$—	$3,564
Obligations of states and political subdivisions	—	234,481	—	234,481
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	193,950	—	193,950
Government agency collateralized mortgage obligations	—	176,639	—	176,639
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	31,170	—	31,170
Government agency collateralized mortgage obligations	—	5,006	—	5,006
Trust preferred securities	—	—	9,388	9,388
Other debt securities	—	17,290	—	17,290
Total securities available for sale	—	662,100	9,388	671,488
Derivative instruments:
Interest rate contracts	—	3,171	—	3,171
Interest rate lock commitments	—	2,756	—	2,756
Forward commitments	—	50	—	50
Total derivative instruments	—	5,977	—	5,977
Mortgage loans held for sale	—	108,316	—	108,316
Total financial assets	$—	$776,393	$9,388	$785,781
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$2,536	$—	$2,536
Interest rate contracts	—	3,171	—	3,171
Interest rate lock commitments	—	4	—	4
Forward commitments	—	328	—	328
Total derivative instruments	—	6,039	—	6,039
Total financial liabilities	$—	$6,039	$—	$6,039
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the nine months ended September 30, 2018.
The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended September 30, 2018	Trust preferred securities
Balance at July 1, 2018	$10,401
Accretion included in net income	8
Unrealized gains included in other comprehensive income	(45)
Purchases	—
Sales	—
Issues	—
Settlements	(60)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2018	$10,304

Three Months Ended September 30, 2017	Trust preferred securities
Balance at July 1, 2017	$16,992
Accretion included in net income	28
Unrealized gains included in other comprehensive income	1,307
Purchases	—
Sales	(9,346)
Issues	—
Settlements	(21)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2017	$8,960

Nine Months Ended September 30, 2018	Trust preferred securities
Balance at January 1, 2018	$9,388
Accretion included in net income	25
Unrealized gains included in other comprehensive income	1,007
Purchases	—
Sales	—
Issues	—
Settlements	(116)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2018	$10,304

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2017	Trust preferred securities
Balance at January 1, 2017	$18,389
Accretion included in net income	74
Unrealized losses included in other comprehensive income	1,866
Reclassification adjustment	—
Purchases	—
Sales	(9,346)
Issues	—
Settlements	(2,023)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2017	$8,960

For each of the three and nine months ended September 30, 2018 and 2017, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of September 30, 2018 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$10,304	Discounted cash flows	Default rate	0-100%

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

September 30, 2018	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$14,207	$14,207
OREO	—	—	4,162	4,162
Total	$—	$—	$18,369	$18,369

December 31, 2017	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$9,251	$9,251
OREO	—	—	7,392	7,392
Total	$—	$—	$16,643	$16,643

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans that were measured or re-measured at fair value had a carrying value of $14,341 and $9,608 at September 30, 2018 and December 31, 2017, respectively, and a specific reserve for these loans of $134 and $357 was included in the allowance for loan losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	September 30, 2018	December 31, 2017
Carrying amount prior to remeasurement	$4,989	$8,732
Impairment recognized in results of operations	(827)	(1,340)
Fair value	$4,162	$7,392

The following table presents information as of September 30, 2018 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$14,207	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	4,162	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net gains of $1,723 and $5,093 resulting from fair value changes of these mortgage loans were recorded in income during the nine months ended September 30, 2018 and 2017, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2018:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$252,025	$246,806	$5,219
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of September 30, 2018	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$369,596	$369,596	$—	$—	$369,596
Securities available for sale	1,177,606	—	1,167,302	10,304	1,177,606
Loans held for sale	463,287	—	252,025	211,262	463,287
Loans, net	9,074,297	—	—	8,872,325	8,872,325
Mortgage servicing rights	46,413	—	—	61,655	61,655
Derivative instruments	11,116	—	11,116	—	11,116
Financial liabilities
Deposits	$10,171,948	$7,768,192	$2,397,492	$—	$10,165,684
Short-term borrowings	175,559	175,559	—	—	175,559
Other long-term borrowings	61	61	—	—	61
Federal Home Loan Bank advances	6,887	—	6,906	—	6,906
Junior subordinated debentures	109,492	—	107,285	—	107,285
Subordinated notes	147,517	—	149,762	—	149,762
Derivative instruments	5,313	—	5,313	—	5,313

		Fair Value
As of December 31, 2017	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$281,453	$281,453	$—	$—	$281,453
Securities available for sale	671,488	—	662,100	9,388	671,488
Loans held for sale	108,316	—	108,316	—	108,316
Loans, net	7,574,111	—	—	7,514,185	7,514,185
Mortgage servicing rights	39,339	—	—	47,868	47,868
Derivative instruments	5,977	—	5,977	—	5,977
Financial liabilities
Deposits	$7,921,075	$6,114,391	$1,809,085	$—	$7,923,476
Short-term borrowings	89,814	89,814	—	—	89,814
Other long-term borrowings	98	98	—	—	98
Federal Home Loan Bank advances	7,493	—	7,661	—	7,661
Junior subordinated debentures	85,881	—	69,702	—	69,702
Subordinated notes	114,074	—	118,650	—	118,650
Derivative instruments	6,039	—	6,039	—	6,039

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 15 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income (loss), net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended September 30, 2018
Securities available for sale:
Unrealized holding losses on securities	$(6,548)	$(1,666)	$(4,882)
Reclassification adjustment for losses realized in net income	15	4	11
Total securities available for sale	(6,533)	(1,662)	(4,871)
Derivative instruments:
Unrealized holding gains on derivative instruments	857	218	639
Total derivative instruments	857	218	639
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	82	21	61
Total defined benefit pension and post-retirement benefit plans	82	21	61
Total other comprehensive loss	$(5,594)	$(1,423)	$(4,171)
Three months ended September 30, 2017
Securities available for sale:
Unrealized holding losses on securities	$(1,188)	$(459)	$(729)
Unrealized holding gains on securities transferred from held to maturity to available for sale	13,218	5,110	8,108
Reclassification adjustment for gains realized in net income	(57)	(22)	(35)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(7)	(3)	(4)
Total securities available for sale	11,966	4,626	7,340
Derivative instruments:
Unrealized holding gains on derivative instruments	163	63	100
Total derivative instruments	163	63	100
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	101	39	62
Total defined benefit pension and post-retirement benefit plans	101	39	62
Total other comprehensive income	$12,230	$4,728	$7,502

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Nine months ended September 30, 2018
Securities available for sale:
Unrealized holding losses on securities	$(21,182)	$(5,391)	$(15,791)
Reclassification adjustment for losses realized in net income	15	4	11
Total securities available for sale	(21,167)	(5,387)	(15,780)
Derivative instruments:
Unrealized holding gains on derivative instruments	2,527	643	1,884
Total derivative instruments	2,527	643	1,884
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	246	62	184
Total defined benefit pension and post-retirement benefit plans	246	62	184
Total other comprehensive loss	$(18,394)	$(4,682)	$(13,712)

Nine months ended September 30, 2017
Securities available for sale:
Unrealized holding gains on securities	$7,739	$2,992	$4,747
Unrealized holding gains on securities transferred from HTM to AFS	13,218	5,110	8,108
Reclassification adjustment for gains realized in net income	(57)	(22)	(35)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(282)	(109)	(173)
Total securities available for sale	20,618	7,971	12,647
Derivative instruments:
Unrealized holding gains on derivative instruments	169	65	104
Total derivative instruments	169	65	104
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	305	118	187
Total defined benefit pension and post-retirement benefit plans	305	118	187
Total other comprehensive income	$21,092	$8,154	$12,938

The accumulated balances for each component of other comprehensive income (loss), net of tax, were as follows as of the dates presented:

	September 30, 2018	December 31, 2017
Unrealized gains (losses) on securities	$(6,410)	$7,363
Non-credit related portion of other-than-temporary impairment on securities	(11,320)	(9,313)
Unrealized gains (losses) on derivative instruments	889	(995)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,382)	(7,566)
Total accumulated other comprehensive loss	$(24,223)	$(10,511)

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

	Three Months Ended
	September 30,
	2018	2017
Basic
Net income applicable to common stock	$31,964	$26,421
Average common shares outstanding	52,472,971	49,316,572
Net income per common share - basic	$0.61	$0.54
Diluted
Net income applicable to common stock	$31,964	$26,421
Average common shares outstanding	52,472,971	49,316,572
Effect of dilutive stock-based compensation	136,931	118,653
Average common shares outstanding - diluted	52,609,902	49,435,225
Net income per common share - diluted	$0.61	$0.53

	Nine Months Ended
	September 30,
	2018	2017
Basic
Net income applicable to common stock	$102,500	$75,677
Average common shares outstanding	50,425,797	46,050,250
Net income per common share - basic	$2.03	$1.64
Diluted
Net income applicable to common stock	$102,500	$75,677
Average common shares outstanding	50,425,797	46,050,250
Effect of dilutive stock-based compensation	127,395	117,891
Average common shares outstanding - diluted	50,553,192	46,168,141
Net income per common share - diluted	$2.03	$1.64

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	September 30,
	2018	2017
Number of shares	43,779	—
Exercise prices (for stock option awards)	—	—

	Nine Months Ended
	September 30,
	2018	2017
Number of shares	73,507	—
Exercise prices (for stock option awards)	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 17 – Regulatory Matters
(In Thousands)
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	September 30, 2018		December 31, 2017
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,163,729	9.85%	$979,604	10.18%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,061,631	10.80%	896,733	11.34%
Tier 1 Capital to Risk-Weighted Assets	1,163,729	11.84%	979,604	12.39%
Total Capital to Risk-Weighted Assets	1,361,289	13.85%	1,142,926	14.46%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,250,610	10.60%	$1,000,715	10.42%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,250,610	12.75%	1,000,715	12.69%
Tier 1 Capital to Risk-Weighted Assets	1,250,610	12.75%	1,000,715	12.69%
Total Capital to Risk-Weighted Assets	1,304,760	13.30%	1,050,751	13.32%

Common equity Tier 1 capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. When fully phased in on January 1, 2019, the required capital conservation buffer will be 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements; as of September 30, 2018, the capital conservation buffer is 1.875% of risk-weighted assets. In addition, the Basel III regulatory capital reforms and rules effecting certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 issued by the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (the “Basel III Rules”) have revised the agencies’ rules for calculating risk-weighted assets to

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

enhance risk sensitivity and to incorporate certain international capital standards of the Basel Committee on Banking Supervision. These revisions affect the calculation of the denominator of a banking organization’s risk-based capital ratios to reflect the higher-risk nature of certain types of loans. As applicable to Renasant Bank:

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

In order to give the Company’s divisional management a more precise indication of the income and expenses they can control, the results of operations for the Community Banks, the Insurance and the Wealth Management segments reflect the direct revenues and expenses of each respective segment. Indirect revenues and expenses, including but not limited to income from the Company’s investment portfolio as well as certain costs associated with data processing and back office functions, primarily support the operations of the community banks and, therefore, are included in the results of the Community Banks segment. Included in “Other” are the operations of the holding company and other eliminations which are necessary for purposes of reconciling to the consolidated amounts.
The following table provides financial information for the Company’s operating segments as of and for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended September 30, 2018
Net interest income (loss)	$101,970	$124	$324	$(2,979)	$99,439
Provision for loan losses	2,250	—	—	—	2,250
Noninterest income	32,140	2,488	3,641	(216)	38,053
Noninterest expense	89,370	1,899	3,284	193	94,746
Income (loss) before income taxes	42,490	713	681	(3,388)	40,496
Income tax expense (benefit)	9,226	186	—	(880)	8,532
Net income (loss)	$33,264	$527	$681	$(2,508)	$31,964

Total assets	$12,634,614	$25,236	$62,502	$24,587	$12,746,939
Goodwill	$924,494	$2,767	—	—	$927,261

Three months ended September 30, 2017
Net interest income (loss)	$92,007	$114	$564	$(2,668)	$90,017
Provision for loan losses	2,150	—	—	—	2,150
Noninterest income	28,120	2,394	3,213	(314)	33,413
Noninterest expense	75,681	1,805	2,887	287	80,660
Income (loss) before income taxes	42,296	703	890	(3,269)	40,620
Income tax expense (benefit)	15,199	275	—	(1,275)	14,199
Net income (loss)	$27,097	$428	$890	$(1,994)	$26,421

Total assets	$10,216,826	$25,729	$59,703	$21,429	$10,323,687
Goodwill	$608,279	$2,767	—	—	$611,046

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Nine months ended September 30, 2018
Net interest income (loss)	$288,073	$348	$952	$(8,305)	$281,068
Provision for loan losses	5,810	—	—	—	5,810
Noninterest income (loss)	90,007	7,408	10,882	(710)	107,587
Noninterest expense	235,631	5,449	9,889	747	251,716
Income (loss) before income taxes	136,639	2,307	1,945	(9,762)	131,129
Income tax expense (benefit)	30,558	599	—	(2,528)	28,629
Net income (loss)	$106,081	$1,708	$1,945	$(7,234)	$102,500

Total assets	$12,634,614	$25,236	$62,502	$24,587	$12,746,939
Goodwill	$924,494	$2,767	—	—	$927,261

Nine months ended September 30, 2017
Net interest income (loss)	$249,355	$330	$1,575	$(7,625)	$243,635
Provision for loan losses	5,400	—	—	—	5,400
Noninterest income	83,290	7,207	9,599	(397)	99,699
Noninterest expense	209,920	5,263	8,788	839	224,810
Income (loss) before income taxes	117,325	2,274	2,386	(8,861)	113,124
Income tax expense (benefit)	40,021	888	—	(3,462)	37,447
Net income (loss)	$77,304	$1,386	$2,386	$(5,399)	$75,677

Total assets	$10,216,826	$25,729	$59,703	$21,429	$10,323,687
Goodwill	$608,279	$2,767	—	—	$611,046

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 19 – Revenue Recognition
(In Thousands)

The Company adopted ASU 2014-09, an update to ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), in the first quarter of 2018. The majority of the Company’s revenue streams are governed by other authoritative guidance and, therefore, considered out-of-scope of ASC 606. The Company’s revenue streams that are considered in-scope of ASC 606 are discussed below.
ASC 606 requires costs that are incremental to obtaining a contract to be capitalized. In the case of the Company, these costs include sales commissions for insurance and wealth management products. ASC 606 has established, and the Company has utilized, a practical expedient allowing costs that, if capitalized, would have an amortization period of one year or less to instead be expensed as incurred.
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
Under the agency bill method, Renasant Insurance is responsible for billing the customers directly and then collecting and remitting the premiums to the insurance carriers. Agency bill revenue is recognized at the later of the invoice date or effective date of the policy. The Company has established a reserve for such policies which is derived from historical collection experience and updated annually. The contract balances (i.e. accounts receivable and accounts payable related to insurance commissions earned and premiums due) and the reserve established are considered inconsequential to the overall financial results of the Company.
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
The Company also earns contingency income that it recognizes on a cash basis. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on the Company’s clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $22 and $24 for the three months ended September 30, 2018 and 2017, respectively, and $816 and $789 for the nine months ended September 30, 2018 and 2017, respectively.
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
Sales of Other Real Estate Owned

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company continually markets the properties included in the OREO portfolio. The Company will at times, in the ordinary course of business, provide seller-financing on sales of OREO. In cases where a sale is seller-financed, the Company must ensure the commitment of both parties to perform their respective obligations and the collectability of the transaction price in order to properly recognize the revenue on the sale of OREO. This is accomplished through the Company’s loan underwriting process. In this process the Company considers things such as the buyer’s initial equity in the property, the credit quality of the borrower, the financing terms of the loan and the cash flow from the property, if applicable. If it is determined that the contract criteria in ASC 606 have been met, the revenue on the sale of OREO will be recognized on the closing date of the sale when the Company has transferred title to the buyer and obtained the right to receive payment for the property. In instances where sales are not seller-financed, the Company recognizes revenue on the closing date of the sale when the Company has obtained payment for the property and transferred title to the buyer. For additional information on OREO, please see Note 7, “Other Real Estate Owned.”

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 20 – Subsequent Events
(In Thousands)

On October 24, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of the Company’s outstanding common stock, either in open market purchases or privately-negotiated transactions. The stock repurchase program will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased by the Board. The repurchase program had no impact on the Company’s balance sheet or results of operations for the nine months ending September 30, 2018.

On October 31, 2018, the Company completed the sale of BMG, the mortgage subsidiary of Brand. The transaction did not have a material impact to the Company’s financial condition or results of operations.

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

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the following risks: (1) the Company’s ability to efficiently integrate acquisitions into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the time frame anticipated by management, including with respect to its recently completed acquisition of Brand Group Holdings, Inc.; (2) the effect of economic conditions and interest rates on a national, regional or international basis; (3) timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (4) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries; (5) the financial resources of, and products available to, competitors; (6) changes in laws and regulations as well as changes in accounting standards; (7) changes in policy by regulatory agencies; (8) changes in the securities and foreign exchange markets; (9) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (10) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers; (11) an insufficient allowance for loan losses as a result of inaccurate assumptions; (12) general economic, market or business conditions, including the impact of inflation; (13) changes in demand for loan products and financial services; (14) concentration of credit exposure; (15) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; (16) increased cybersecurity risk, including potential network breaches, business disruptions or financial losses; (17) natural disasters and other catastrophic events in the Company’s geographic area; (18) the impact, extent and timing of technological changes; and (19) other circumstances, many of which are beyond management’s control.

The Company expressly disclaims any obligation to update or revise forward-looking statements to reflect changed assumptions or estimates, the occurrence of unanticipated events or changes to future operating results that occur after the date the forward-looking statements are made.

Non-GAAP Financial Measures

This report presents the Company's efficiency ratio in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, this report presents an adjusted efficiency ratio, which is a non-GAAP financial measure. We calculated the efficiency ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income.The adjusted efficiency ratio excludes expenses that (1) the Company does not consider to be part of our normal operations, such as amortization of intangibles, or (2) the Company incurred in connection with certain transactions where management is unable to accurately predict the timing of when these expenses will be incurred or, when incurred, the amount of such expenses, such as merger and conversion related expenses and debt prepayment penalties. Management uses the adjusted efficiency ratio to evaluate ongoing operating results and efficiency of the Company's operations. The reconciliation from GAAP to non-GAAP for this financial measure is below.

Efficiency Ratio
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest income (fully tax equivalent basis)	$119,236	$102,613	$329,198	$275,823
Interest expense	18,356	10,678	43,681	26,528
Net interest income (fully tax equivalent basis)	100,880	91,935	285,517	249,295

Total noninterest income	38,053	33,413	107,587	99,699
Net gains on sales of securities	(16)	57	(16)	57
Adjusted noninterest income	38,069	33,356	107,603	99,642

Total noninterest expense	94,746	80,660	251,716	224,810
Intangible amortization	1,765	1,766	5,010	4,822
Merger and conversion related expenses	11,221	6,266	12,621	—
Extinguishment of debt	—	—	—	9,655
Adjusted noninterest expense	81,760	72,628	234,085	210,333

Efficiency Ratio (GAAP)	68.20%	64.35%	64.03%	64.42%
Adjusted Efficiency Ratio (non-GAAP)	58.84%	57.97%	59.55%	60.28%

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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at September 30, 2018 compared to December 31, 2017.
Mergers and Acquisitions
On September 1, 2018, the Company completed its acquisition by merger of Brand Group Holdings, Inc. (“Brand”), the parent company of The Brand Banking Company. At closing, Brand merged with and into the Company, with the Company the surviving corporation in the merger; immediately thereafter, The Brand Banking Company merged with and into Renasant Bank, with Renasant Bank the surviving banking corporation in the merger. The assets acquired and liabilities assumed, as presented in the table below, have been recorded at estimated fair value and are subject to change pending finalization of all valuations.

(in thousands)	September 1, 2018
Cash and cash equivalents	$193,436
Securities	70,123
Loans including loans held for sale, net of unearned income	1,593,894
Premises and equipment	20,782
Intangible assets	343,569
Other assets	113,324
Total assets	$2,335,128

Deposits	$1,714,177
Borrowings	90,912
Other liabilities	55,586
$1,860,675
As part of the merger agreement, Brand agreed to divest the operations of its subsidiary Brand Mortgage Group, LLC (“BMG”), which transaction was not completed until October 31, 2018. As a result, the balance sheet and results of operations of BMG, which the Company considers to be immaterial to the overall results of the Company, are included in the Company's results for the third quarter of 2018 since the acquisition date and will be included in the Company's balance sheet and consolidated results of operations through October 31, 2018. The following table summarizes the significant assets acquired and liabilities assumed from BMG:

(in thousands)	September 1, 2018
Loans held for sale	$48,100
Borrowings	34,139
The following table summarizes the results of operations for BMG included in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2018:

(in thousands)
Interest income	$186
Interest expense	143
Net interest income	43
Noninterest income	1,696
Noninterest expense	2,029
Net income before taxes	$(290)
See Note 2, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 1, “Financial Statements,” for details regarding the Company’s recent mergers and acquisitions. The Company's financial condition and results of operations include the impact of Brand's operations since the acquisition date.
Assets
Total assets were $12,746,939 at September 30, 2018 compared to $9,829,981 at December 31, 2017.
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

	September 30, 2018		December 31, 2017
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$3,506	0.30%	$3,564	0.53%
Obligations of states and political subdivisions	210,319	17.86	234,481	34.92
Mortgage-backed securities	918,512	78.00	406,765	60.58
Trust preferred securities	10,304	0.87	9,388	1.40
Other debt securities	34,965	2.97	17,290	2.57
	$1,177,606	100.00%	$671,488	100.00%
The balance of our securities portfolio at September 30, 2018 increased $506,118 to $1,177,606 from $671,488 at December 31, 2017. The acquisition of Brand added $70,123 to our securities portfolio as of the acquisition date.
As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, in the fourth quarter of 2017, we implemented strategic initiatives, collectively referred to as our “deleveraging strategy,” to manage total assets below $10,000,000 as of December 31, 2017, which included the sale of certain investment securities. During the nine months ended September 30, 2018, we purchased $576,579 in investment securities; the majority of these purchases were made as part of the releveraging of the Company’s balance sheet, which was completed in the second quarter of 2018, with the remainder of our purchases being ordinary course purchases of investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised approximately 98% of these purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities.
Proceeds from maturities, calls and principal payments on securities during the first nine months of 2018 totaled $113,511. During the third quarter of 2018, the company sold municipal securities and residential mortgage backed securities with a carrying value of $2,403 at the time of sale for net proceeds of $2,387. There were no other sales of securities during the nine months ended September 30, 2018.
For more information about the Company’s security portfolio, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans
Total loans at September 30, 2018 were $9,122,907, an increase of $1,502,585 from $7,620,322 at December 31, 2017. The acquisition of Brand added $1,335,473 to our portfolio of loans held for investment.
The table below sets forth the balance of loans, net of unearned income, outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	September 30, 2018		December 31, 2017
	Balance	Percentage of Total Loans	Balance	Percentage of Total Loans
Commercial, financial, agricultural	$1,313,344	14.40%	$1,039,393	13.64%
Lease financing	54,272	0.59	54,013	0.71
Real estate – construction	736,985	8.08	633,389	8.31
Real estate – 1-4 family mortgage	2,762,683	30.28	2,343,721	30.76
Real estate – commercial mortgage	4,112,585	45.08	3,427,530	44.98
Installment loans to individuals	143,038	1.57	122,276	1.60
Total loans, net of unearned income	$9,122,907	100.00%	$7,620,322	100.00%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2018, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.

Non purchased loans totaled $6,210,238 at September 30, 2018 compared to $5,588,556 at December 31, 2017. With the exception of installment loans to individuals, the Company experienced loan growth across all categories of non purchased loans, with loans from our specialty commercial business lines, which consist of our asset-based lending, healthcare, factoring, and equipment lease financing banking groups as well as loans meeting the criteria to be guaranteed by the Small Business Administration (“SBA”), contributing $78,517 of the total increase in non purchased loans from December 31, 2017.
Looking at the change in loans geographically, non purchased loans in our Mississippi, Georgia, and Tennessee markets increased $90,128, $303,211, and $54,606, respectively, when compared to December 31, 2017. Non purchased loans in our Alabama and Florida markets (collectively referred to as our “Central Region”) increased $173,737.
Loans purchased in previous acquisitions totaled $2,912,669 and $2,031,766 at September 30, 2018 and December 31, 2017, respectively. The following tables provide a breakdown of non purchased loans and purchased loans as of the dates presented:

	September 30, 2018
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$817,799	$495,545	$1,313,344
Lease financing, net of unearned income	54,272	—	54,272
Real estate – construction:
Residential	219,493	45,063	264,556
Commercial	405,399	67,030	472,429
Condominiums	—	—	—
Total real estate – construction	624,892	112,093	736,985
Real estate – 1-4 family mortgage:
Primary	1,162,139	482,911	1,645,050
Home equity	444,428	165,085	609,513
Rental/investment	289,041	61,350	350,391
Land development	105,162	52,567	157,729
Total real estate – 1-4 family mortgage	2,000,770	761,913	2,762,683
Real estate – commercial mortgage:
Owner-occupied	1,024,831	579,678	1,604,509
Non-owner occupied	1,456,618	865,769	2,322,387
Land development	128,061	57,628	185,689
Total real estate – commercial mortgage	2,609,510	1,503,075	4,112,585
Installment loans to individuals	102,995	40,043	143,038
Total loans, net of unearned income	$6,210,238	$2,912,669	$9,122,907

	December 31, 2017
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$763,823	$275,570	$1,039,393
Lease financing, net of unearned income	54,013	—	54,013
Real estate – construction:
Residential	178,400	25,041	203,441
Commercial	361,345	55,734	417,079
Condominiums	7,913	4,956	12,869
Total real estate – construction	547,658	85,731	633,389
Real estate – 1-4 family mortgage:
Primary	924,468	403,637	1,328,105
Home equity	445,149	116,990	562,139
Rental/investment	281,662	72,590	354,252
Land development	78,255	20,970	99,225
Total real estate – 1-4 family mortgage	1,729,534	614,187	2,343,721
Real estate – commercial mortgage:
Owner-occupied	938,444	436,011	1,374,455
Non-owner occupied	1,319,453	554,239	1,873,692
Land development	132,179	47,204	179,383
Total real estate – commercial mortgage	2,390,076	1,037,454	3,427,530
Installment loans to individuals	103,452	18,824	122,276
Total loans, net of unearned income	$5,588,556	$2,031,766	$7,620,322
Loans Held for Sale
Loans held for sale were $463,287 at September 30, 2018 compared to $108,316 at December 31, 2017. Included in the balance at September 30, 2018 is a portfolio of non-mortgage consumer loans of approximately $211,263 acquired from Brand. The Company is currently evaluating its long-term plans with respect to this portfolio.
The remaining increase in loans held for sale is attributable to mortgage loans held for sale. The acquisition of Brand added $48,100 in mortgage loans held for sale as of the acquisition date. The Company's aforementioned deleveraging strategy included shortening the holding period of mortgage loans held for sale. At the beginning of 2018, the holding period of mortgage loans held for sale reverted to standard practice, which was the primary reason for the remaining increase in the balance from December 31, 2017.
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
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $10,171,948 and $7,921,075 at September 30, 2018 and December 31, 2017, respectively. Noninterest-bearing deposits were $2,359,859 and $1,840,424 at September 30, 2018 and December 31, 2017, respectively, while interest-bearing deposits were $7,812,089 and $6,080,651 at September 30, 2018 and December 31, 2017, respectively. The acquisition of Brand added $1,714,177 in total deposits as of the acquisition date, which consisted of $429,195 and $1,284,982 of non interest-bearing deposits and interest-bearing deposits, respectively.
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
Public fund deposits are those of counties, municipalities or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits when it is reasonable under the circumstances. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $1,197,146 and $1,000,324 at September 30, 2018 and December 31, 2017, respectively.
Looking at the change in deposits geographically, deposits in our Mississippi and Tennessee markets increased $593,052 and $66,261, respectively, from December 31, 2017, while deposits in our Central Division markets decreased $24,036 from December 31, 2017 primarily due to a decrease in public fund deposits. Deposits in our Georgia markets, excluding the contribution from Brand, increased $101,424 from December 31, 2017.
Borrowed Funds
Total borrowings include securities sold under agreements to repurchase, short-term borrowings, advances from the FHLB, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and short-term FHLB advances. At September 30, 2018, short-term borrowings consisted of $8,798 in security repurchase agreements and short-term borrowings from the FHLB of $130,000, compared to security repurchase agreements of $6,814 and short-term borrowings from the FHLB of $83,000 at December 31, 2017. The short-term borrowings associated with BMG, which were $36,761 at September 30, 2018, are were settled upon the divestiture of BMG on October 31, 2018.
At September 30, 2018, long-term debt, consisting of long-term FHLB advances, our junior subordinated debentures and our subordinated notes, totaled $263,957 compared to $207,546 at December 31, 2017. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. Long-term FHLB advances were $6,887 and $7,493 at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, there were no long-term FHLB advances outstanding scheduled to mature within twelve months or less. The Company had $2,913,441 of availability on unused lines of credit with the FHLB at September 30, 2018 compared to $2,670,141 at December 31, 2017.
The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired.) The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. The Company’s junior subordinated debentures totaled $109,492 at September 30, 2018, including the junior subordinated debentures assumed in the Brand acquisition discussed below, compared to $85,881 at December 31, 2017.
In connection with the acquisition of Brand, the Company assumed the debentures issued to Brand Trust I, Brand Trust II, Brand Trust III and Brand Trust IV which had an aggregate carrying value of $23,198, including purchase accounting adjustments, as of the acquisition date. The discounts are being amortized through the respective maturity dates of each issuance. The following table provides details on the assumed debentures as of September 30, 2018:

	Principal Amount	Floating Interest Rate - Spread to three-month LIBOR	Year of Maturity
Brand Trust I	$10,310	205 basis points	2035
Brand Trust II	5,155	300 basis points	2037
Brand Trust III	5,155	300 basis points	2038
Brand Trust IV	3,093	375 basis points	2038
	$23,713
The Company’s subordinated notes, net of unamortized debt issuance costs, totaled $147,516 at September 30, 2018 compared to $114,074 at December 31, 2017. In connection with the acquisition of Brand, the Company assumed $30,000 aggregate principal amount of 8.50% subordinated notes due June 27, 2024.

Results of Operations
Net Income
Net income for the third quarter of 2018 was $31,964 compared to net income of $26,421 for the third quarter of 2017. Basic and diluted earnings per share (“EPS”) for the third quarter of 2018 were $0.61, as compared to basic and diluted EPS of $0.54 and $0.53, respectively, for the third quarter of 2017. Net income for the nine months ended September 30, 2018 was $102,500 compared to net income of $75,677 for the nine months ended September 30, 2017. Basic and diluted EPS for the nine months ended September 30, 2018 were $2.03, as compared to basic and diluted EPS of $1.64 for the nine months ended September 30, 2017.
The Company incurred expenses and charges in connection with certain transactions with respect to which management is unable to accurately predict the timing of when these expenses or charges will be incurred or, when incurred, the amount of such expenses or charges. The following table presents the impact of these expenses and charges on reported earnings per share for the dates presented:

	Three Months Ended
	September 30, 2018			September 30, 2017
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$11,221	$8,857	$0.17	$6,266	$4,075	$0.09

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$12,621	$9,866	$0.20	$9,655	$6,459	$0.14
Debt prepayment penalties	—	—	—	205	137	—
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 72.61% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the third quarter of 2018 and 72.63% of total net revenue for the first nine months of 2018. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $99,439 and $281,068 for the three and nine months ended September 30, 2018, respectively, as compared to $90,017 and $243,635 for the same respective time periods in 2017. On a tax equivalent basis, net interest income was $100,880 and $285,517 for the three and nine months ended September 30, 2018, respectively, as compared to $91,935 and $249,295 for the same respective time periods in 2017.

The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Not purchased	$6,140,386	$73,662	4.76%	$5,095,445	$57,560	4.48%
Purchased	2,087,667	32,060	6.09	2,279,965	33,133	5.77
Total Loans	8,228,053	105,722	5.10	7,375,410	90,693	4.88
Loans held for sale	297,692	3,663	4.88	226,512	2,419	4.24
Securities:
Taxable(1)	914,380	6,574	2.85	807,001	4,758	2.34
Tax-exempt	214,630	2,283	4.22	340,156	4,046	4.72
Interest-bearing balances with banks	189,115	994	2.09	194,988	697	1.42
Total interest-earning assets	9,843,870	119,236	4.81	8,944,067	102,613	4.55
Cash and due from banks	154,171			152,654
Intangible assets	743,567			636,977
Other assets	534,979			543,778
Total assets	$11,276,587			$10,277,476
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$4,261,946	$6,629	0.62%	$3,869,297	$2,757	0.28%
Savings deposits	597,343	233	0.15	575,684	101	0.07
Time deposits	2,057,410	6,694	1.29	1,814,268	3,976	0.87
Total interest-bearing deposits	6,916,699	13,556	0.78	6,259,249	6,834	0.43
Borrowed funds	499,054	4,800	3.82	575,816	3,844	2.65
Total interest-bearing liabilities	7,415,753	18,356	0.98	6,835,065	10,678	0.62
Noninterest-bearing deposits	2,052,226			1,849,396
Other liabilities	95,851			97,424
Shareholders’ equity	1,712,757			1,495,591
Total liabilities and shareholders’ equity	$11,276,587			$10,277,476
Net interest income/net interest margin		$100,880	4.07%		$91,935	4.08%

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Non purchased	$5,918,328	$208,035	4.70%	$4,930,254	$163,530	4.43%
Purchased	1,943,555	88,129	6.06	1,696,594	79,730	6.28
Total Loans	7,861,883	296,164	5.04	6,626,848	243,260	4.91
Loans held for sale	220,413	7,714	4.68	169,508	5,399	4.26
Securities:
Taxable(1)	781,136	16,127	2.76	750,141	13,168	2.35
Tax-exempt	220,626	7,047	4.27	336,937	12,234	4.85
Interest-bearing balances with banks	143,764	2,146	2.00	211,404	1,762	1.11
Total interest-earning assets	9,227,822	329,198	4.77	8,094,838	275,823	4.56
Cash and due from banks	158,462			133,846
Intangible assets	670,938			541,571
Other assets	505,318			487,833
Total assets	$10,562,540			$9,258,088
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$4,077,502	$15,477	0.51%	$3,551,102	$6,487	0.24%
Savings deposits	590,647	612	0.14	566,148	295	0.07
Time deposits	1,918,037	16,445	1.15	1,679,165	10,515	0.84
Total interest-bearing deposits	6,586,186	32,534	0.66	5,796,415	17,297	0.40
Borrowed funds	381,533	11,147	3.91	364,865	9,231	3.38
Total interest-bearing liabilities	6,967,719	43,681	0.84	6,161,280	26,528	0.58
Noninterest-bearing deposits	1,913,525			1,673,289
Other liabilities	87,704			88,798
Shareholders’ equity	1,593,592			1,334,721
Total liabilities and shareholders’ equity	$10,562,540			$9,258,088
Net interest income/net interest margin		$285,517	4.14%		$249,295	4.12%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. As discussed in more detail below, for the three and nine months ended September 30, 2018, as compared to the respective corresponding periods in 2017, growth in the Company’s loan portfolio was the largest contributing factor to the increase in net interest income over these periods. Also, the Company’s continued efforts to replace maturing loans with new or renewed loans at similar or higher rates, bolstered by the rising rate environment resulting from the Federal Reserve Board’s increases to the target federal funds rate over the last two years, and coupled with our efforts to limit the growth in deposits and borrowing costs (while remaining competitive), drove further interest income and interest margin expansion (after excluding the impact from purchase accounting adjustments).

The following tables sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for both the three and nine months ended September 30, 2018 compared to the same respective periods in 2017 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated):

	Three Months Ended September 30, 2018
	Volume	Rate	Net
Interest income:
Loans:
Not purchased	$12,536	$3,566	$16,102
Purchased	(2,954)	1,881	(1,073)
Loans held for sale	1,071	173	1,244
Securities:
Taxable	782	1,034	1,816
Tax-exempt	(1,335)	(428)	(1,763)
Interest-bearing balances with banks	(31)	328	297
Total interest-earning assets	10,069	6,554	16,623
Interest expense:
Interest-bearing demand deposits	738	3,134	3,872
Savings deposits	8	124	132
Time deposits	791	1,927	2,718
Borrowed funds	(280)	1,236	956
Total interest-bearing liabilities	1,257	6,421	7,678
Change in net interest income	$8,812	$133	$8,945

	Nine Months Ended September 30, 2018
	Volume	Rate	Net
Interest income:
Loans:
Non purchased	$34,732	$9,773	$44,505
Purchased	11,149	(2,750)	8,399
Loans held for sale	1,980	335	2,315
Securities:
Taxable	716	2,243	2,959
Tax-exempt	(3,715)	(1,472)	(5,187)
Interest-bearing balances with banks	(1,010)	1,394	384
Total interest-earning assets	43,852	9,523	53,375
Interest expense:
Interest-bearing demand deposits	1,880	7,110	8,990
Savings deposits	25	292	317
Time deposits	2,048	3,882	5,930
Borrowed funds	712	1,204	1,916
Total interest-bearing liabilities	4,665	12,488	17,153
Change in net interest income	$39,187	$(2,965)	$36,222
Interest income, on a tax equivalent basis, was $119,236 and $329,198, respectively, for the three and nine months ended September 30, 2018 compared to $102,613 and $275,823, respectively, for the same periods in 2017. This increase in interest income, on a tax equivalent basis, is due primarily to the additional earning assets from the Metropolitan acquisition which was completed on July 1, 2017, and to a lesser extent the additional earning assets from the Brand acquisition completed on September 1, 2018, as well as loan growth in the Company’s non purchased loan portfolio. The increase in the average balance of the loan portfolio was slightly offset by a decrease in the Company’s investment portfolio. As previously disclosed, the Company sold securities as part of the deleveraging strategy implemented in the fourth quarter of 2017. The Company had fully releveraged the balance sheet through the purchase of securities by the end of the second quarter of 2018. The increase in interest income is also being driven by an overall increase in the yield on the Company’s earning assets due to replacing maturing assets with assets earning similar or higher rates of interest.
The following tables presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Loans	83.59%	82.46%	5.10%	4.88%
Loans held for sale	3.02	2.53	4.88	4.24
Securities	11.47	12.83	3.11	3.04
Other	1.92	2.18	2.09	1.42
Total earning assets	100.00%	100.00%	4.81%	4.55%

	Percentage of Total Average Earning Assets		Yield
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Loans	85.20%	81.87%	5.04%	4.91%
Loans held for sale	2.39	2.09	4.68	4.26
Securities	10.86	13.43	3.09	3.12
Interest-bearing balances with banks	1.55	2.61	2.00	1.11
Total earning assets	100.00%	100.00%	4.77%	4.56%
For the third quarter of 2018, loan income, on a tax equivalent basis, increased $15,029 to $105,722 from $90,693 compared to the same period in 2017. For the nine months ending September 30, 2018, loan income, on a tax equivalent basis, increased $52,904 to $296,164 from $243,260 in the same period in 2017. Loan income increased as a result of the increase in the average balance of loans due to the Metropolitan and Brand acquisitions and non purchased loan growth in the first nine months of 2018. The following table presents reported taxable equivalent yield on loans for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Taxable equivalent interest income on loans	$105,722	$90,693	$296,164	$243,260

Average loans	8,228,053	7,375,410	7,861,883	6,626,848

Loan yield	5.10%	4.88%	5.04%	4.91%
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net interest income collected on problem loans	$714	$963	$2,117	$4,264
Accretable yield recognized on purchased loans(1)	5,261	6,259	17,098	17,273
Total impact to interest income on loans	$5,975	$7,222	$19,215	$21,537

Impact to loan yield	0.29%	0.39%	0.33%	0.44%

Impact to net interest margin	0.24%	0.32%	0.28%	0.36%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $2,570 and $2,770, respectively, for the third quarter of 2018 and 2017, respectively. This impact was $9,244 and $8,185 for the nine months ended September 30, 2018 and 2017, respectively. This additional interest income increased taxable equivalent loan yield by 12 basis points and 15 basis points for the the third quarter of 2018 and 2017, respectively, and 16 basis points and 17 basis points for the nine months ended September 30, 2018 and 2017, respectively. The impact to net interest margin was 10 basis points and 12 basis points for the third quarter of 2018 and 2017, respectively, and 13 basis points and 14 basis points for the nine months ended September 30, 2018 and 2017, respectively.

Investment income, on a tax equivalent basis, increased $53 to $8,857 for the third quarter of 2018 from $8,804 for the third quarter of 2017. Investment income, on a tax equivalent basis, decreased $2,228 to $23,174 for the nine months ended September 30, 2018 from $25,402 for the same period in 2017. The average balance in the investment portfolio was down for the nine months ended September 30, 2018 as compared to the same period in 2017 resulting in the decline in interest income. The decrease in the average balance of the investment portfolio was due to the pace at which we repurchased investment securities following the deleveraging strategy implemented by the Company in the fourth quarter of 2017. We were able to repurchase investments with higher yields as we releveraged the balance sheet, so, although the average balance of our investment portfolio was down for the third quarter of 2018 as compared to the same period in 2017, investment income increased slightly.
Interest expense was $18,356 for the third quarter of 2018 as compared to $10,678 for the same period in 2017. Interest expense for the nine months ended September 30, 2018 was $43,681 as compared to $26,528 for the same period in 2017.
The following tables present, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Noninterest-bearing demand	21.68%	21.30%	—%	—%
Interest-bearing demand	45.01	44.55	0.62	0.28
Savings	6.31	6.63	0.15	0.07
Time deposits	21.73	20.89	1.29	0.87
Short term borrowings	2.89	4.24	2.42	1.17
Long-term Federal Home Loan Bank advances	0.07	0.09	6.85	3.36
Subordinated notes	1.32	1.31	5.52	5.88
Other borrowed funds	0.99	0.99	5.39	4.63
Total deposits and borrowed funds	100.00%	100.00%	0.77%	0.49%

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Noninterest-bearing demand	21.55%	21.36%	—%	—%
Interest-bearing demand	45.91	45.33	0.51	0.24
Savings	6.65	7.23	0.14	0.07
Time deposits	21.60	21.43	1.15	0.84
Short-term borrowings	1.89	2.11	2.00	1.08
Long-term Federal Home Loan Bank advances	0.08	0.10	4.50	3.43
Subordinated notes	1.33	1.32	5.57	5.64
Other long term borrowings	0.99	1.12	5.26	5.06
Total deposits and borrowed funds	100.00%	100.00%	0.66%	0.45%

Interest expense on deposits was $13,556 and $6,834 for the third quarter of 2018 and 2017, respectively. The cost of total deposits was 0.60% and 0.33% for the same respective periods. Interest expense on deposits was $32,534 and $17,297 for the nine months ended September 30, 2018 and 2017, respectively. The cost of total deposits was 0.51% and 0.31% for the same respective periods. The increase in both deposit expense and cost is attributable to both the increase in the average balance of all interest-bearing deposits resulting from the Metropolitan and Brand acquisitions and organic deposit growth as well as an increase in the interest rates on interest-bearing deposits. Although the Company continues to seek changes in the mix of its deposits from higher costing time deposits to lower costing interest-bearing deposits and noninterest-bearing deposits, rates offered on the Company’s interest-bearing deposit accounts, including time deposits, have increased to match competitive market interest rates in order to maintain stable sources of funding.
Interest expense on total borrowings was $4,800 and $3,844 for the third quarter of 2018 and 2017, respectively. The average balance of borrowings decreased $76,762 to $499,054 for the three months ended September 30, 2018, as compared to $575,816 for the same period in 2017 driven primarily by a decrease in short-term borrowings. Interest expense on total borrowings was $11,147 and $9,231 for the first nine months of 2018 and 2017, respectively. The average balance of borrowings increased $16,668 to $381,533 for the nine months ended September 30, 2018, as compared to $364,865 for the same period in 2017. The Company assumed subordinated notes in its acquisitions of Metropolitan and Brand and assumed junior subordinated debentures in its acquisition of Brand increasing the average balance of borrowings for the first nine months of 2018 as compared to the same period in 2017. The increases in borrowing expense and cost of total borrowings are both attributable to a higher rate charged on short-term FHLB advances and the higher costing subordinated notes that were assumed in the Metropolitan and Brand acquisitions.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended September 30,		Nine Months Ended September 30,
2018	2017	2018	2017
1.34%	1.29%	1.36%	1.44%

Noninterest income was $38,053 for the third quarter of 2018 as compared to $33,413 for the same period in 2017. Noninterest income was $107,587 for the nine months ended September 30, 2018 as compared to $99,699 for the same period in 2017. The acquisitions of Brand and Metropolitan enhanced the Company’s growth of noninterest income, but a continued focus on diversification of our income streams also resulted in an increase in nearly all of the Company’s components of noninterest income.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $8,847 and $8,676 for the third quarter of 2018 and 2017, respectively, and were $25,591 and $24,565 for the nine months ended September 30, 2018 and 2017, respectively. Overdraft fees, the largest component of service charges on deposits, were $6,180 for the three months ended September 30, 2018 compared to $5,956 for the same period in 2017. These fees were $17,810 for the nine months ended September 30, 2018 compared to $17,414 for the same period in 2017.
Fees and commissions were $5,944 during the third quarter of 2018 as compared to $5,618 for the same period in 2017, and were $17,546 for the first nine months of 2018 as compared to $16,287 for the same period in 2017. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. For the third quarter of 2018, interchange fees on debit card transactions, the largest component of fees and commissions, were $5,095 as compared to $4,562 for the same period in 2017. Interchange fees were $14,990 for the nine months ending September 30, 2018 as compared to $13,440 for the same period in 2017. If our total assets remain above $10,000,000, as we expect, at December 31, 2018, then beginning on July 1, 2019 we will become subject to the limitations on interchange fees imposed pursuant to §1075 of the Dodd-Frank Act (this provision, which is commonly referred to as the “Durbin Amendment,” is discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017). Management is continuing to examine this issue and develop strategies to offset the impact of the Durbin Amendment.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $2,461 and $2,365 for the three months ended September 30, 2018 and 2017, respectively, and was $6,576 and $6,406 for the nine months ended September 30, 2018 and 2017, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $22 and $24 for the three months ended September 30, 2018 and 2017, respectively, and $816 and $789 for the nine months ended September 30, 2018 and 2017, respectively.
The Trust division within the Wealth Management segment operates on both a fully discretionary and a directed basis which includes administration of employee benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal, corporate and employee benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. Additionally, the Financial Services division within the Wealth Management segment provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $3,386 for the third quarter of 2018 compared to $2,963 for the same period in 2017. Wealth Management revenue was $10,094 for the nine months ended September 30, 2018 compared to $8,884 for the same period in 2017. The market value of assets under management or administration was $3,401,519 and $3,073,271 at September 30, 2018 and September 30, 2017, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $479,920 in the third quarter of 2018 compared to $483,777 for the same period in 2017. Mortgage loan originations totaled $1,318,484 in the nine months ended September 30, 2018 compared to $1,256,233 for the same period in 2017. The increase in mortgage loan originations on a year to date basis is due to an increase in producers throughout our footprint during the current year. The table below presents the components of mortgage banking income, which includes $1,688 in the three and nine months ended September 30, 2018 attributable to BMG, for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Mortgage servicing income, net	$888	$387	$2,968	$1,380
Gain on sales of loans, net	11,289	4,057	30,806	15,592
Fees, net	2,173	6,172	4,375	16,572
Mortgage banking income, net	$14,350	$10,616	$38,149	$33,544
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and death benefits received on covered individuals. BOLI income was $1,186 for the three months ended September 30, 2018 as compared to $1,136 for the same period in 2017 and was $3,326 for the first nine months of September 30, 2018 as compared to $3,234 for the same period in 2017.

Other noninterest income was $1,895 and $1,982 for the three months ended September 30, 2018 and 2017, respectively, and was $6,321 and $6,722 for the nine months ended September 30, 2018 and 2017, respectively.  Other noninterest income includes income from our SBA banking division and other miscellaneous income and can fluctuate based on production in our SBA banking division and recognition of other unseasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended September 30,		Nine Months Ended September 30,
2018	2017	2018	2017
3.33%	3.11%	3.19%	3.25%
Noninterest expense was $94,746 and $80,660 for the third quarter of 2018 and 2017, respectively, and was $251,716 and $224,810 for the nine months ended September 30, 2018 and 2017, respectively. The Company recorded merger and conversion related expenses of $11,221 for the three months ended September 30, 2018, as compared to $6,266 for the same period in 2017. Merger and conversion related expenses were $12,621 for the nine months ended September 30, 2018, as compared to $9,655 for the same period in 2017. The Company recognized a penalty charge of $205 in connection with the prepayment of $10,310 of junior subordinated debentures in the first quarter of 2017. There was no such penalty incurred during the first nine months of 2018. Aside from merger and conversion related expenses, the increase year over year for both the three and nine months periods was primarily driven by the additional expenses associated with the acquisition of Metropolitan’s operations and, to a lesser extent, Brand’s operations, as discussed in more detail in the remainder of this section. Included in noninterest expense for the three and nine months ended September 30, 2018 is $2,029 attributable to BMG.
Salaries and employee benefits increased $6,657 to $55,187 for the third quarter of 2018 as compared to $48,530 for the same period in 2017. Salaries and employee benefits increased $20,228 to $155,981 for the nine months ended September 30, 2018 as compared to $135,753 for the same period in 2017. The increase in salaries and employee benefits is primarily due to the Metropolitan and Brand acquisitions, annual merit based pay increases and an increase in mortgage banking commissions.
Data processing costs increased to $4,614 in the third quarter of 2018 from $4,179 for the same period in 2017 and were $13,458 for the nine months ended September 30, 2018 as compared to $12,248 for the same period in 2017. Increased costs due to our greater size were partially offset by the cost savings realized through certain contract renegotiations.
Net occupancy and equipment expense for the third quarter of 2018 was $10,668, up from $9,470 for the same period in 2017. These expenses for the first nine months of 2018 were $30,295, up from $27,603 for the same period in 2017. The increase in occupancy and equipment expense is primarily attributable to the additional locations and assets added from the Metropolitan and Brand acquisitions.
Expenses related to other real estate owned for the third quarter of 2018 were $278 compared to $603 for the same period in 2017 and were $1,167 and $1,916, respectively, for the first nine months of 2018 and 2017. Expenses on other real estate owned included write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $380 and $697 for the third quarter of 2018 and 2017, respectively, and included write downs of $1,129 and $1,454 for the first nine months of 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, other real estate owned with a cost basis of $1,047 and $3,750, respectively, was sold resulting in a net gain of $213 and $350, respectively. For the nine months ended September 30, 2018 and 2017, other real estate owned with a cost basis of $4,816 and $10,736, respectively, was sold resulting in a net gain of $356 and $488, respectively.
Professional fees include fees for legal and accounting services. Professional fees were $2,056 for the third quarter of 2018 as compared to $1,552 for the same period in 2017 and were $6,370 for the nine months ended September 30, 2018 as compared to $5,501 for the same period in 2017. Professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation.
Advertising and public relations expense was $2,242 for the third quarter of 2018 compared to $1,802 for the same period in 2017 and was $7,092 for the nine months ended September 30, 2018 compared to $5,824 for the same period in 2017. This increase is primarily attributable to an increased focus on digital marketing and branding throughout our footprint, an increase in the overall size of the Company and also an increase in the marketing of the Company’s community involvement.
Amortization of intangible assets totaled $1,765 and $1,766 for the third quarter of 2018 and 2017, respectively, and totaled $5,010 and $4,822 for the nine months ended September 30, 2018 and 2017, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 2 years to approximately 10 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $2,190 for the third quarter of 2018 as compared to $1,927 for the same period in 2017. Communication expenses were $6,036 for the nine months ended September 30, 2018 as compared to $5,698 for the same period in 2017. The year-to-date increase in communication expenses is primarily attributable to the additional locations added as part of the Metropolitan and Brand acquisitions.
Efficiency Ratio

	Efficiency Ratio
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Efficiency ratio	68.20%	64.35%	64.03%	64.42%
Impact on efficiency ratio from:
Net gains on sales of securities	0.01	(0.03)	—	(0.01)
Intangible amortization	1.27	1.41	1.27	1.38
Merger and conversion related expenses	8.08	5.00	3.21	2.77
Extinguishment of debt	—	—	—	0.06
Adjusted efficiency ratio	58.84%	57.97%	59.55%	60.22%
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
Income Taxes
Income tax expense for the third quarter of 2018 and 2017 was $8,532 and $14,199, respectively. The effective tax rates for those periods were 21.07% and 34.96%, respectively. Income tax expense for the nine months ended September 30, 2018 and 2017 was $28,629 and $37,447, respectively. The effective tax rates for those periods were 21.83% and 33.10%, respectively. Although taxable income has continued to increase, the decreased effective tax rate for the three and nine months ended September 30, 2018 as compared to the same period in 2017 is the result of the lower corporate tax rate that resulted from the enactment of the Tax Cuts and Jobs Act.
Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit risk and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”
Credit Risk and Allowance for Loan Losses

Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower default. The Company’s credit quality remained strong in the first nine months of 2018, and the Company continues to see the lowest levels of charge-offs and nonperforming loans since the 2008-2009 recession. These results are due in part to the pace of the economic recovery, declining unemployment levels, improved labor participation rate, improved performance of the housing market, and the Company’s continued efforts to bring problem credits to resolution.
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
The Company’s practice is to charge off estimated losses as soon as such losses are identified and reasonably quantified. Net charge-offs for the first nine months of 2018 were $3,411, or 0.06% of average loans (annualized), compared to net charge-offs of $3,606, or 0.07% of average loans (annualized), for the same period in 2017. The charge-offs in 2018 were fully reserved for in the Company’s allowance for loan losses and resulted in no additional provision for loan loss expense.

Allowance for Loan Losses; Provision for Loan Losses. The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 450, “Contingencies.” Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, “Receivables.” The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses.

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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	September 30, 2018	December 31, 2017	September 30, 2017
Commercial, financial, agricultural	$8,107	$5,542	$5,193
Lease financing	622	555	556
Real estate – construction	4,713	3,428	2,808
Real estate – 1-4 family mortgage	10,068	12,009	12,113
Real estate – commercial mortgage	24,427	23,384	22,610
Installment loans to individuals	673	1,293	1,251
Total	$48,610	$46,211	$44,531

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses and the amount of the allowance determined by applying allowance factors to graded loans as of the dates presented:

	September 30, 2018	December 31, 2017	September 30, 2017
Specific reserves for impaired loans	$1,280	$2,674	$2,928
Allocated reserves for remaining portfolio	44,502	41,760	39,678
Purchased with deteriorated credit quality	2,828	1,777	$1,925
Total	$48,610	$46,211	$44,531

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The provision for loan losses was $2,250 and $2,150 for the three months ended September 30, 2018 and 2017, respectively, and $5,810 and $5,400 for the nine months ended September 30, 2018 and 2017, respectively. Although the Company continues to experience lower levels of classified loans and nonperforming loans, as illustrated in the nonperforming loan tables later in this section, and while our other credit quality measures have also improved, the growth in non purchased loans has dictated that we increase the provision for loans losses in order to maintain the allowance for loan losses at an acceptable level in light of the increased size of our non purchased loan portfolio.

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
Certain loans purchased are accounted for under ASC 310-30, “Loans and Debt Securities Purchased with Deteriorated Credit Quality” (“ASC 310-30”), and are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. As of September 30, 2018, the fair value of loans accounted for in accordance with ASC 310-30 was $232,063. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. Of the entire allowance for loan losses as of September 30, 2018 and 2017, $2,828 and $1,925, respectively, is allocated to loans accounted for under ASC 310-30.

The table below reflects the activity in the allowance for loan losses for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance at beginning of period	$47,355	$44,149	$46,211	$42,737
Charge-offs
Commercial, financial, agricultural	511	974	1,627	2,110
Lease financing	198	—	203	—
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	211	575	1,861	1,401
Real estate – commercial mortgage	216	543	875	1,204
Installment loans to individuals	204	124	420	513
Total charge-offs	1,340	2,216	4,986	5,228
Recoveries
Commercial, financial, agricultural	24	137	373	258
Lease financing	—	—	—	—
Real estate – construction	3	67	10	101
Real estate – 1-4 family mortgage	119	145	335	291
Real estate – commercial mortgage	152	72	756	884
Installment loans to individuals	47	27	101	88
Total recoveries	345	448	1,575	1,622
Net charge-offs	995	1,768	3,411	3,606
Provision for loan losses	2,250	2,150	5,810	5,400
Balance at end of period	$48,610	$44,531	$48,610	$44,531
Net charge-offs (annualized) to average loans	0.05%	0.10%	0.06%	0.07%
Allowance for loan losses to:
Total non purchased loans	0.78%	0.84%	0.78%	0.84%
Nonperforming non purchased loans	360.02%	335.70%	360.02%	335.70%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Real estate – construction:
Residential	$(3)	$(67)	$(10)	$(101)
Total real estate – construction	(3)	(67)	(10)	(101)
Real estate – 1-4 family mortgage:
Primary	84	338	305	851
Home equity	21	119	793	208
Rental/investment	8	(12)	52	68
Land development	(21)	(15)	376	(17)
Total real estate – 1-4 family mortgage	92	430	1,526	1,110
Real estate – commercial mortgage:
Owner-occupied	52	319	175	399
Non-owner occupied	12	141	(58)	211
Land development	—	11	2	(290)
Total real estate – commercial mortgage	64	471	119	320
Total net charge-offs of loans secured by real estate	$153	$834	$1,635	$1,329

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

The following table provides details of the Company’s non purchased and purchased nonperforming assets as of the dates presented.

	Non Purchased	Purchased	Total
September 30, 2018
Nonaccruing loans	$9,696	$4,809	$14,505
Accruing loans past due 90 days or more	3,806	7,960	11,766
Total nonperforming loans	13,502	12,769	26,271
Other real estate owned	4,665	7,932	12,597
Total nonperforming assets	$18,167	$20,701	$38,868
Nonperforming loans to total loans			0.29%
Nonperforming assets to total assets			0.30%

December 31, 2017
Nonaccruing loans	$10,250	$4,424	$14,674
Accruing loans past due 90 days or more	3,015	5,731	8,746
Total nonperforming loans	13,265	10,155	23,420
Other real estate owned	4,410	11,524	15,934
Total nonperforming assets	$17,675	$21,679	$39,354
Nonperforming loans to total loans			0.31%
Nonperforming assets to total assets			0.40%

The level of nonperforming loans increased $2,851 from December 31, 2017 while OREO decreased $3,337 during the same period. As of September 30, 2018, the acquisition of Brand added nonperforming loans of $1,593. These loans were recorded at fair value as of the acquisition date, which mitigates the Company's actual loss. No further deterioration was identified during the period subsequent to the acquisition date; therefore, no additional reserve in our allowance for loan losses was considered necessary at September 30, 2018. The acquisition of Brand did not have any impact on OREO.

The following table presents nonperforming loans by loan category as of the dates presented:

	September 30, 2018	December 31, 2017	September 30, 2017
Commercial, financial, agricultural	$2,747	$2,921	$3,464
Real estate – construction:
Residential	264	—	—
Total real estate – construction	264	—	—
Real estate – 1-4 family mortgage:
Primary	9,621	6,221	6,006
Home equity	1,944	2,701	2,031
Rental/investment	667	395	1,734
Land development	1,219	1,078	994
Total real estate – 1-4 family mortgage	13,451	10,395	10,765
Real estate – commercial mortgage:
Owner-occupied	4,286	5,473	6,732
Non-owner occupied	3,949	3,087	3,001
Land development	1,182	1,090	1,082
Total real estate – commercial mortgage	9,417	9,650	10,815
Installment loans to individuals	392	295	273
Lease financing	—	159	165
Total nonperforming loans	$26,271	$23,420	$25,482

The Company continues its efforts to bring problem credits to resolution. Total nonperforming loans as a percentage of total loans were 0.29% as of September 30, 2018 as compared to 0.31% as of December 31, 2017 and 0.34% as of September 30, 2017. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 185.03% as of September 30, 2018 as compared to 197.31% as of December 31, 2017 and 174.75% as of September 30, 2017. The coverage ratio for non purchased, nonperforming loans was 360.02% as of September 30, 2018 as compared to 348.37% as of December 31, 2017 and 335.70% as of September 30, 2017.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at September 30, 2018. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $35,696 at September 30, 2018 as compared to $27,738 at December 31, 2017 and $20,452 at September 30, 2017. The acquisition of Brand added $11,936 of purchased loans 30-89 days past due at September 30, 2018.

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

As shown below, restructured loans totaled $11,931 at September 30, 2018 compared to $14,553 at December 31, 2017 and $13,963 at September 30, 2017. At September 30, 2018, loans restructured through interest rate concessions represented 27% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	September 30, 2018	December 31, 2017	September 30, 2017
Commercial, financial, agricultural	$216	$331	$—
Real estate – 1-4 family mortgage:
Primary	5,626	6,213	6,026
Home equity	42	282	286
Rental/investment	2,119	2,247	2,304
Land development	2	4	4
Total real estate – 1-4 family mortgage	7,789	8,746	8,620
Real estate – commercial mortgage:
Owner-occupied	3,047	3,503	3,324
Non-owner occupied	736	1,466	1,503
Land development	80	440	448
Total real estate – commercial mortgage	3,863	5,409	5,275
Installment loans to individuals	63	67	68

Total restructured loans in compliance with modified terms	$11,931	$14,553	$13,963

Changes in the Company’s restructured loans are set forth in the table below:

	2018	2017
Balance at January 1,	$14,553	$11,475
Additional loans with concessions	929	6,147
Reclassified as performing	329	589
Reductions due to:
Reclassified as nonperforming	(1,286)	(1,349)
Paid in full	(1,859)	(1,092)
Charge-offs	—	(267)
Paydowns	(735)	(516)
Lapse of concession period	—	(1,024)
Balance at September 30,	$11,931	$13,963

The following table shows the principal amounts of nonperforming and restructured loans as of the dates presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	September 30, 2018	December 31, 2017	September 30, 2017
Nonaccruing loans	$14,505	$14,674	$14,838
Accruing loans past due 90 days or more	11,766	8,746	10,644
Total nonperforming loans	26,271	23,420	25,482
Restructured loans in compliance with modified terms	11,931	14,553	13,963
Total nonperforming and restructured loans	$38,202	$37,973	$39,445
The following table provides details of the Company’s other real estate owned as of the dates presented:

	September 30, 2018	December 31, 2017	September 30, 2017
Residential real estate	$1,986	$2,441	$2,627
Commercial real estate	4,634	5,938	6,953
Residential land development	1,281	1,881	2,062
Commercial land development	4,696	5,674	6,178
Total other real estate owned	$12,597	$15,934	$17,820

Changes in the Company’s other real estate owned were as follows:

	2018	2017
Balance at January 1,	$15,934	$23,299
Acquired OREO	—	1,203
Transfers of loans	2,657	5,418
Impairments	(1,130)	(1,454)
Dispositions	(4,816)	(10,736)
Other	(48)	90
Balance at September 30,	$12,597	$17,820

Other real estate owned with a cost basis of $4,816 was sold during the nine months ended September 30, 2018, resulting in a net gain of $356, while other real estate owned with a cost basis of $10,736 was sold during the nine months ended September 30, 2017, resulting in a net gain of $488.

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
Because of the impact of interest rate fluctuations on our profitability, the Board of Directors and management actively monitor and manage our interest rate risk exposure. We have an Asset/Liability Committee (“ALCO”) that is authorized by the Board of Directors to monitor our interest rate sensitivity and to make decisions relating to that process. The ALCO’s goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital. The ALCO uses an asset/liability model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model is used to perform both net interest income forecast simulations for multiple year horizons and economic value of equity (“EVE”) analyses, each under various interest rate scenarios.

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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing October 1, 2018, in each case as compared to the result under rates present in the market on September 30, 2018. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not take into account changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	13.55%	9.85%	16.27%
+300	10.32%	7.46%	12.26%
+200	6.79%	5.13%	8.41%
+100	4.35%	2.72%	4.43%
-100	(3.79)%	(3.49)%	(5.64)%

The rate shock results for the net interest income simulations for the next twenty-four months produce an asset sensitive position at September 30, 2018. The Company’s interest rate risk strategy is to remain in an asset sensitive position with a focus on increasing variable rate loan production and generating deposits that are less sensitive to increases in interest rates.
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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 16.34% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At September

30, 2018, securities with a carrying value of $594,484 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $243,755 similarly pledged at December 31, 2017.

Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were short-term borrowings from the FHLB in the amount of $130,000 at September 30, 2018 compared to $83,000 at December 31, 2017. Long-term funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2018, the balance of our outstanding long-term advances with the FHLB was $6,887 compared to $7,493 at December 31, 2017. The total amount of the remaining credit available to us from the FHLB at September 30, 2018 was $2,913,441. We also maintain lines of credit with other commercial banks totaling $85,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at September 30, 2018 or December 31, 2017.

In 2016 we accessed the capital markets to generate liquidity in the form of subordinated notes. As part of the Metropolitan acquisition, the Company assumed $15,000 aggregate principal amount of 6.50% fixed-to-floating rate subordinated notes due July 1, 2026. Finally, in connection with the acquisition of Brand, the Company assumed $30,000 aggregate principal amount of 8.50% subordinated notes due June 27, 2024. The carrying value of the subordinated notes, net of unamortized debt issuance costs, was $147,516 at September 30, 2018.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Noninterest-bearing demand	21.55%	21.36%	—%	—%
Interest-bearing demand	45.91	45.33	0.51	0.24
Savings	6.65	7.23	0.14	0.07
Time deposits	21.60	21.43	1.15	0.84
Short-term borrowings	1.89	2.11	2.00	1.08
Long-term Federal Home Loan Bank advances	0.08	0.10	4.50	3.43
Subordinated notes	1.33	1.32	5.57	5.64
Other borrowed funds	0.99	1.12	5.26	5.06
Total deposits and borrowed funds	100.00%	100.00%	0.66%	0.45%

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

Cash and cash equivalents were $369,596 at September 30, 2018 compared to $332,200 at September 30, 2017. Cash used in investing activities for the nine months ended September 30, 2018 was $472,662 compared to $225,501 for the nine months ended September 30, 2017. Proceeds from the sale, maturity or call of securities within our investment portfolio were $115,898 for the nine months ended September 30, 2018 compared to $196,296 for the same period in 2017. These proceeds were reinvested into the investment portfolio or used to fund loan growth. Purchases of investment securities were $576,579 for the first nine months of 2018 compared to $191,679 for the same period in 2017. The large increase in purchases of investment securities in 2018 is related to the releveraging of the Company's balance sheet.

Cash provided by financing activities for the nine months ended September 30, 2018 and 2017 was $558,837 and $199,080, respectively. Deposits increased $538,915 and $119,318 for the nine months ended September 30, 2018 and 2017, respectively. A portion of the increase in deposits during the first nine months of 2018 is the result of the Company reacquiring certain wholesale deposit funding sources which had been reduced during the fourth quarter of 2017 as part of the Company’s deleveraging strategy. Cash provided through deposit growth was used to fund loan growth and purchase investment securities.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2018, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $130,476. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,052. There were no amounts outstanding under this line of credit at September 30, 2018.

These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the nine months ended September 30, 2018, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	September 30, 2018	December 31, 2017
Loan commitments	$1,937,300	$1,619,022
Standby letters of credit	110,004	68,946

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2018, the Company had notional amounts of $204,100 on interest rate contracts with corporate customers and $204,100 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
Additionally, the Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable rate residential mortgage loans and also enters into forward commitments to sell residential mortgage loans to secondary market investors.

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
Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $2,010,711 at September 30, 2018 compared to $1,514,983 at December 31, 2017. Book value per share was $34.23 and $30.72 at September 30, 2018 and December 31, 2017, respectively. The growth in shareholders’ equity was attributable to the acquisition of Brand as well as earnings retention offset by changes in accumulated other comprehensive loss and dividends declared.

The Company maintains a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depositary shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company’s banking, insurance and wealth management operations as well as other business opportunities.

The Company has junior subordinated debentures with a carrying value of $109,492 at September 30, 2018, of which $105,901 are included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital at September 30, 2018. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition we exceed $15,000,000 in assets, or if we make any acquisition after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.

The Company has subordinated notes with a carrying value of $147,516 at September 30, 2018, of which $143,410 are included in the Company’s Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the phase-in of the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,061,631	10.80%	$639,044	6.50%	$626,754	6.375%
Tier 1 risk-based capital ratio	1,163,729	11.84%	786,515	8.00%	774,226	7.875%
Total risk-based capital ratio	1,361,289	13.85%	983,144	10.00%	970,855	9.875%
Leverage capital ratios:
Tier 1 leverage ratio	1,163,729	9.85%	590,582	5.00%	472,466	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,250,610	12.75%	$637,813	6.50%	$625,547	6.375%
Tier 1 risk-based capital ratio	1,250,610	12.75%	785,000	8.00%	772,735	7.875%
Total risk-based capital ratio	1,304,760	13.30%	981,250	10.00%	968,985	9.875%
Leverage capital ratios:
Tier 1 leverage ratio	1,250,610	10.60%	589,836	5.00%	471,869	4.00%

December 31, 2017
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$896,733	11.34%	$513,827	6.50%	$454,539	5.75%
Tier 1 risk-based capital ratio	979,604	12.39%	632,402	8.00%	573,114	7.25%
Total risk-based capital ratio	1,142,926	14.46%	790,503	10.00%	731,215	9.25%
Leverage capital ratios:
Tier 1 leverage ratio	979,604	10.18%	481,086	5.00%	384,968	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,000,715	12.69%	$512,570	6.50%	$453,427	5.75%
Tier 1 risk-based capital ratio	1,000,715	12.69%	630,856	8.00%	571,713	7.25%
Total risk-based capital ratio	1,050,751	13.32%	788,569	10.00%	729,427	9.25%
Leverage capital ratios:
Tier 1 leverage ratio	1,000,715	10.42%	480,353	5.00%	384,282	4.00%

On October 24, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 million of the Company’s outstanding common stock, either in open market purchases or privately-negotiated transactions. The stock repurchase program will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased by the Board. The repurchase program had no impact on the Company’s balance sheet or results of operations for the nine months ending September 30, 2018.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

During the three month period ended September 30, 2018, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	4,491	$45.52	—	—
August 1, 2018 to August 31, 2018	—	—	—	—
September 1, 2018 to September 30, 2018	2,000	46.69	—	—
Total	6,491	$45.88	—	—

(1)	Represents shares withheld to satisfy federal and state tax liabilities related to the vesting of time-based restricted stock awards during the three month period ended September 30, 2018.

On October 24, 2018, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock, either in open market purchases or privately-negotiated transactions. The stock repurchase program will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased by the Board. Purchases of the Company’s common stock under this repurchase began in the fourth quarter of 2018.
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(2)(i)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Metropolitan BancGroup, Inc. and Metropolitan Bank dated as of January 17, 2017 (1)

(2)(ii)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Brand Group Holdings, Inc. and The Brand Banking Company dated as of March 28, 2018(2)

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (3)

(3)(ii)	Restated Bylaws of Renasant Corporation, as amended (4)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended (3)

(4)(ii)	Restated Bylaws of Renasant Corporation, as amended (4)

(10)(i)	Executive Employment Agreement between Renasant Corporation and Bartow Morgan, Jr. (5)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

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

(5)
Filed as exhibit 10.1 to the Registration Statement on Form S-4 of the Company (File No. 333-225395) filed with the Securities and Exchange Commission on June 1, 2018 and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	November 7, 2018	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2018	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial and Operating Officer
(Principal Financial Officer)