Form 10-K
period 2018-12-31
RENASANT CORP
filed 2019-02-27
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                    Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                             ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☑
As of June 30, 2018, the aggregate market value of the registrant’s common stock, $5.00 par value per share, held by non-affiliates of the registrant, computed by reference to the last sale price as reported on The NASDAQ Global Select Market for such date, was $2,191,549,020.
As of February 22, 2019, 58,569,904 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders of Renasant Corporation are incorporated by reference into Part III of this Form 10-K.

Renasant Corporation and Subsidiaries
Form 10-K
For the Year Ended December 31, 2018

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
Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the following risks (which are addressed in more detail in Item 1A, Risk Factors, of this Form 10-K):

•
the Company’s ability to efficiently integrate acquisitions into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management, including with respect to the Company’s recently-completed acquisition of Brand Group Holdings, Inc.;

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
The information set forth in this Annual Report on Form 10-K is as of February 22, 2019, unless otherwise indicated herein.
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
Members of our Board of Directors also serve as members of the Board of Directors of the Bank (which has a broader membership than the Company board). Responsibility for the management of the Bank remains with the Board of Directors and officers of the Bank; however, management services rendered by the Company to the Bank are intended to supplement internal management and expand the scope of banking services normally offered by the Bank.
Acquisition of Brand Group Holdings, Inc.
On September 1, 2018, the Company completed its acquisition by merger of Brand Group Holdings, Inc. (“Brand”), a bank holding company headquartered in Atlanta, Georgia and the parent company of The Brand Banking Company (“Brand Bank”), a Georgia banking corporation. On the same date, Brand Bank merged with and into Renasant Bank. On the closing date of the acquisition, Brand operated thirteen banking locations throughout the greater Atlanta metropolitan area. The Company issued 9,306,477 shares of common stock and paid approximately $21.9 million to Brand shareholders, excluding cash paid for fractional shares, and paid approximately $17.2 million, net of tax benefit, to Brand stock option holders for 100% of the voting equity in Brand in a transaction valued at approximately $474 million. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $2.3 billion which included loans held for investment and loans held for sale with a fair value of $1.6 billion, and assumed liabilities with a fair value of $1.9 billion, including deposits with a fair value of $1.7 billion. At the acquisition date, approximately $321.9 million of goodwill and $27.5 million of core deposit intangible assets were recorded. The Company is finalizing the fair values of the assets acquired and liabilities assumed as part of the acquisition; accordingly, the foregoing amounts remain subject to change.
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

The Company issued 4,883,182 shares of its common stock and paid $4.8 million to Metropolitan stock option holders, net of tax benefit, for 100% of the voting equity interest in Metropolitan in a transaction valued at $219.5 million. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $1.4 billion, including loans held for investment and loans held for sale with a fair value of $967.8 million, and assumed liabilities with a fair value of $1.1 billion, including deposits with a fair value of $942.1 million. At the acquisition date, approximately $140.5 million of goodwill and $7.0 million of core deposit intangible assets were recorded.
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
As of December 31, 2018, we had 199 banking, insurance and wealth management offices located throughout our markets in Mississippi, Tennessee, Alabama, Florida and Georgia.
Lending Activities.  Income generated by our lending activities, in the form of both interest income and loan-related fees, comprises a substantial portion of our revenue, accounting for approximately 68.52%, 66.16% and 67.92% of our total gross revenues in 2018, 2017 and 2016, respectively. Total gross revenues consist of interest income on a fully taxable equivalent basis and noninterest income. Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio by both type and geography and conducting ongoing review and management of the loan portfolio. Loans are originated through our traditional community banking model based on customer need. Customer needs are met either through our commercial or personal banking lending groups depending on the relationship and type of service or product desired. Our commercial lending group provides banking services to corporations or other business customers and originates loans for general corporate purposes, such as financing for commercial and industrial projects or income producing commercial real estate. Also included in our commercial lending group are experienced lenders within our specialty lines of business, which consist of our asset-based lending, Small Business Administration lending, healthcare, factoring, and equipment lease financing banking groups. Our personal banking group provides small consumer installment loans, residential real estate loans, lines of credit and construction financing and originates conventional first and second mortgages.
The following is a description of each of the principal types of loans in our loan portfolio, the relative risk of each type of loan and the steps we take to reduce credit risk. Our loans are primarily generated within the market areas where our branches are located.
— Commercial, Financial and Agricultural Loans. Commercial, financial and agricultural loans (referred to as “commercial loans”), which accounted for approximately 14.27% of our total loans at December 31, 2018, are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan-to-value ratios range from 50% to 85%, depending on the type of collateral. Terms are typically short term in nature and are commensurate with the secondary source of repayment that serves as our collateral.
Although commercial loans may be collateralized by equipment or other business assets, the repayment of this type of loan depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the chief considerations when assessing the risk of a commercial loan are the local business borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, and the general business conditions of the local economy. The liquidation of collateral is considered a secondary source of repayment. Another source of repayment are guarantors of the loan, if any. To manage these risks, the Bank’s policy is to secure its commercial loans with both the assets of the borrowing business and any other additional collateral and guarantees that may be available. In addition, we actively monitor certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors. We use commercial loan credit scoring models for smaller size commercial loans.

— Real Estate – 1-4 Family Mortgage. We are active in the real estate – 1-4 family mortgage area (referred to as “residential real estate loans”), with approximately 30.78% of our total loans at December 31, 2018, being residential real estate loans. We offer both first and second mortgages on residential real estate. Loans secured by residential real estate in which the property is the principal residence of the borrower are referred to as “primary” 1-4 family mortgages. Loans secured by residential real estate in which the property is rented to tenants or is not the principal residence of the borrower are referred to as “rental/investment” 1-4 family mortgages. We also offer loans for the preparation of residential real property prior to construction (referred to in this Annual Report as “residential land development loans”). In addition, we offer home equity loans or lines of credit and term loans secured by first and second mortgages on the residences of borrowers who elect to use the accumulated equity in their homes for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. Originations of residential real estate loans are generated through retail efforts in our branches or originations by or referrals from our mortgage operations, via our correspondent relationships with other financial institutions, and online through our Renasant Consumer Direct channel. We attempt to minimize the risk associated with residential real estate loans by strictly scrutinizing the financial condition of the borrower; typically, we also limit the maximum loan-to-value ratio.
We retain residential real estate loans for our portfolio when the Bank has sufficient liquidity to fund the needs of established customers and when rates are favorable to retain the loans. Retained portfolio loans are made primarily through the Bank’s adjustable-rate mortgage product offerings.
We also originate residential real estate loans with the intention of selling them in the secondary market to third party private investors or directly to government sponsored entities. When these loans are sold, we either release or retain the related servicing rights, depending on a number of factors, such as the pricing of such loans in the secondary market, fluctuations in interest rates that would impact the profitability of the loans and other market-related conditions. Residential real estate originations to be sold are sold either on a “best efforts” basis or under a “mandatory delivery” sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and we are obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a “mandatory delivery” sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. The Company does not actively market or originate subprime mortgage loans.
With respect to second lien home equity loans or lines of credit, which inherently carry a higher risk of loss upon default, we limit our exposure by limiting these types of loans to borrowers with high credit scores.
— Real Estate – Commercial Mortgage. Our real estate – commercial mortgage loans (“commercial real estate loans”) represented approximately 44.60% of our total loans at December 31, 2018. Included in this portfolio are loans in which the owner develops a property with the intention of locating its business there. These loans are referred to as “owner-occupied” commercial real estate loans. Payments on these loans are dependent on the successful development and management of the business as well as the borrower’s ability to generate sufficient operating revenue to repay the loan. The Bank mitigates the risk that our estimate of value will prove to be inaccurate by having sufficient sources of secondary repayment as well as guarantor support. In some instances, in addition to our mortgage on the underlying real estate of the business, our commercial real estate loans are secured by other non-real estate collateral, such as equipment or other assets used in the business.
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

— Real Estate – Construction. Our real estate – construction loans (“construction loans”) represented approximately 8.15% of our total loans at December 31, 2018. Our construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 9 to 12 months for residential property and from 12 to 24 months for non-residential and multi-family properties. Similar to non-owner occupied commercial real estate loans, the source of repayment of a construction loan comes from the sale or lease of newly-constructed property, although often construction loans are repaid with the proceeds of a commercial real estate loan that we make to the owner or lessor of the newly-constructed property.
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
— Installment Loans to Individuals. Installment loans to individuals (or “consumer loans”), which represented approximately 1.52% of our total loans at December 31, 2018, are granted to individuals for the purchase of personal goods. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before granting a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the collateral securing the loan and hold title until the loan is repaid in full.
— Equipment Financing and Leasing. Equipment financing loans (or “lease financing loans”), which represented approximately 0.68% of our total loans at December 31, 2018, are granted to provide capital to businesses for commercial equipment needs. These loans are generally granted for periods ranging between two and five years at fixed rates of interest. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category.  We obtain a lien against the collateral securing the loan and hold title (if applicable) until the loan is repaid in full. Transportation, manufacturing, healthcare, material handling, printing and construction are the industries that typically obtain lease financing. In addition, we offer a product tailored to qualified not-for-profit customers that provides real estate financing at tax-exempt rates.
Addressing Lending Risks. To protect against the risks associated with fluctuations in economic conditions within the Bank’s footprint, management has implemented a strategy to proactively monitor the risk to the Company presented by the Bank’s loan portfolio as a whole. First, we purposefully manage the loan portfolio to avoid excessive concentrations in any particular loan category. Our goal is to structure the loan portfolio so that it is comprised of approximately one-third commercial loans and owner-occupied commercial real estate loans, one-third non-owner occupied commercial real estate loans and one-third residential real estate loans and consumer loans. Construction and land development loans are allocated between the commercial real estate and residential real estate categories based on the property securing the loan. With respect to construction and land development loans in particular, management monitors whether the allocation of these loans across geography and asset type heightens the general risk associated with these types of loans. We also monitor concentrations in our construction and land development loans based on regulatory guidelines promulgated by banking regulators which include evaluating the aggregate value of these loans as a percentage of our risk-based capital (this is referred to as the “100/300 Test” and is discussed in more detail under the “Supervision and Regulation” heading below) as well as monitoring loans considered to be high volatility commercial real estate. A further discussion of the risk reduction policies and procedures applicable to our lending activities can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.”
Investment Activities. We acquire investment securities to provide a source for meeting our liquidity needs as well as to supply securities to be used in collateralizing certain deposits and other types of borrowings. We primarily acquire mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities such as FNMA, FHLMC and GNMA (colloquially known as “Fannie Mae,” “Freddie Mac” and “Ginnie Mae,” respectively) as well as municipal securities. Generally, cash flows from maturities and calls of our investment securities that are not used to fund loan growth are reinvested in investment securities. We also hold investments in pooled trust preferred securities. At December 31, 2018, all of the Company’s investment securities were classified as available for sale.
Investment income generated by our investment activities, both taxable and tax-exempt, accounted for approximately 5.38%, 6.48% and 6.98% of our total gross revenues in 2018, 2017 and 2016, respectively.

Deposit Services. We offer a broad range of deposit services and products to our consumer and commercial clients. Through our community branch networks, we offer consumer checking accounts with free online and mobile banking, which includes bill pay and transfer features, peer-to-peer payment, interest bearing checking, money market accounts, savings accounts, certificates of deposit, individual retirement accounts and health savings accounts.
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
The deposit services we offer accounted for approximately 9.52%, 10.57% and 10.78% of our total gross revenues in 2018, 2017 and 2016, respectively, in the form of fees for deposit services. The deposits held by the Bank have been primarily generated within the market areas where our branches are located.
Operations of Wealth Management
Through the Wealth Management segment, we offer a wide variety of fiduciary services and administer (as trustee or in other fiduciary or representative capacities) qualified retirement plans, profit sharing and other employee benefit plans, personal trusts and estates. In addition, the Wealth Management segment offers annuities, mutual funds and other investment services through a third party broker-dealer. For 2018, the Wealth Management segment contributed total revenue of $15.8 million, or 2.59%, of the Company’s total gross revenues. Wealth Management operations are headquartered in Tupelo, Mississippi, and Birmingham, Alabama, but our products and services are available to customers in all of our markets through our community banks.
Operations of Insurance
Renasant Insurance is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. For 2018, Renasant Insurance contributed total revenue of $10.3 million, or 1.69%, of the Company’s total gross revenues and operated ten offices - one office each in Ackerman, Brandon, Corinth, Durant, Kosciusko, Louisville, Madison, Oxford, Starkville and Tupelo, Mississippi.
Competition
Community Banks
Vigorous competition exists in all major product and geographic areas in which we conduct banking business. We compete through the Bank for available loans and deposits with state, regional and national banks in all of our service areas, as well as savings and loan associations, credit unions, finance companies, mortgage companies, insurance companies, brokerage firms and investment companies. All of these numerous institutions compete in the delivery of services and products through availability, quality and pricing, and many of our competitors are larger and have substantially greater resources than we do, including higher total assets and capitalization, greater access to capital markets and a broader offering of financial services.
For 2018, we maintained approximately 14% of the market share (deposit base) in our entire Mississippi area, approximately 2% in our entire Tennessee area, approximately 2% in our entire Alabama area, approximately 2% in our entire Florida area and approximately 2% in our entire Georgia area.

Certain markets in which we operate have demographics that we believe indicate the possibility of future growth at higher rates than other markets in which we operate. The following table shows our deposit share in those markets as of June 30, 2018 (which is the latest date that such information is available):

Market	Available Deposits (in billions)	Deposit Share
Mississippi
Tupelo	$2.4	50.6%
DeSoto County	2.6	13.5%
Oxford	1.2	9.0%
Columbus	1.0	8.7%
Starkville	1.0	31.0%
Jackson	12.6	4.1%
Tennessee
Memphis	26.1	2.4%
Nashville	48.7	1.2%
Maryville	2.1	2.9%
Alabama
Birmingham	34.8	0.7%
Decatur	1.9	18.0%
Huntsville/Madison	7.2	1.5%
Montgomery	6.4	1.1%
Tuscaloosa	3.5	1.4%
Florida
Columbia	1.0	2.5%
Gainesville	4.4	2.2%
Ocala	6.2	2.1%
Georgia
Alpharetta/Roswell	9.0	1.9%
Canton/Woodstock	3.2	5.0%
Cartersville/Cumming	4.0	4.4%
Gwinnett County	17.1	10.6%
Lowndes County	2.0	2.9%
Source:  FDIC, as of June 30, 2018
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
The bank regulatory scheme has two primary goals: to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This comprehensive system of supervision and regulation is intended primarily for the protection of the FDIC’s deposit insurance fund, bank depositors and the public, rather than our shareholders or creditors. To this end, federal and state banking laws and regulations control, among other things, the types of activities in which we and the Bank may engage, permissible investments, the level of reserves that the Bank must maintain against deposits, minimum equity capital levels, the nature and amount of collateral required for loans, maximum interest rates that can be charged, the manner and amount of the dividends that may be paid, and corporate activities regarding mergers, acquisitions and the establishment of branch offices.
The description below summarizes certain elements of the bank regulatory framework applicable to us and the Bank. This summary is not, however, intended to describe all laws, regulations and policies applicable to us and the Bank, and the description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretative letters and other written guidance that are described below. Further, the following discussion addresses the bank regulatory framework as in effect as of the date of this Annual Report on Form 10-K. Legislation and regulatory action to revise federal and Mississippi banking laws and regulations, sometimes in a substantial manner, are continually under consideration by the U.S. Congress, state legislatures and federal and state regulatory agencies. Accordingly, the following discussion must be read in light of the enactment of any new federal or state banking laws or regulations or any amendment or repeal of existing laws or regulations, or any change in the policies of the regulatory agencies with jurisdiction over the Company’s operations, after the date of this Annual Report on Form 10-K.
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
Scope of Permissible Activities. Under the BHC Act, we are prohibited from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for our subsidiary banks and from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or financial holding company. The principal exception to this prohibition is that we may engage, directly or indirectly (including through the ownership of shares of another company), in certain activities that the Federal Reserve has found to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In making determinations whether activities are closely related to banking or managing banks, the Federal Reserve must consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency of resources, and whether such public benefits outweigh the risks of possible adverse effects, such as decreased or unfair competition, conflicts of interest or unsound banking practices. Currently-permitted activities include, among others, operating a mortgage, finance, credit card or factoring company; providing certain data processing, storage and transmission services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal or real property on a nonoperating basis; and providing certain stock brokerage services.
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
A dominant theme of the GLB Act is functional regulation of financial services, with the primary regulator of the Company or its subsidiaries being the agency that traditionally regulates the activity in which the Company or its subsidiaries wish to engage. For example, the Securities and Exchange Commission (“SEC”) regulates bank holding company securities transactions, and the various banking regulators oversee banking activities.

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
Acquisitions by Bank Holding Companies. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it acquires all or substantially all of the assets of any bank, merges or consolidates with another bank holding company or acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served and the record of the bank holding company and its subsidiary bank(s) in combating money laundering activities. Finally, in order to acquire banks located outside of their home state, a bank holding company and its subsidiary institutions must be “well capitalized” and “well managed.” In addition, as detailed in “Scope of Permissible Activities” above, we cannot acquire direct or indirect control of more than 5% of the voting shares of a company engaged in non-banking activities.
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
Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets. Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), impose heightened requirements on certain large banks and bank holding companies, including those with at least $10 billion in total consolidated assets. Although the Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018 resulted in a number of the Dodd-Frank Act requirements no longer being applicable to banks of our size, such as the requirement to conduct stress testing and to establish a risk committee, we had already begun developing policies and procedures to comply with the Dodd-Frank Act rules well before the Company approached $10 billion in assets. For example, we established an Enterprise Risk Management Committee tasked with monitoring the risks identified by other Company and Bank committees in the context of the impact of each identified risk on other identified risks and ultimately on the Company as a whole. We also implemented new controls and procedures related to stress testing. These actions enhanced the Company’s risk oversight practices. The recent legislation did not eliminate the Dodd-Frank Act provision requiring that the Company be examined for compliance with federal consumer protection laws primarily by the CFPB now that it has over $10 billion in assets.
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
Insurance of Deposits. The deposits of the Bank are insured through the Deposit Insurance Fund (the “DIF”) up to $250,000 for most accounts. The FDIC administers the DIF, and the FDIC must by law maintain the DIF at an amount equal to a specified percentage of the estimated annual insured deposits or assessment base. The minimum designated reserve ratio of the DIF is currently 1.15% of total insured deposits, but this ratio will increase to 1.35% by September 30, 2020. The FDIC must offset the effect of this increase for banks with assets less than $10 billion, meaning that banks above such asset threshold, such as the Bank, will bear the cost of the increase.
To fund the DIF, FDIC-insured banks are required to pay deposit insurance assessments to the FDIC on a quarterly basis. The amount of an institution’s assessment is based on its average consolidated total assets less its average tangible equity during the assessment period. As to the rate, it is based on our risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators. The higher an institution’s risk classification, the higher its assessment rate (on the assumption that such institutions pose a greater risk of loss to the DIF). In addition, the FDIC can impose special assessments in certain instances. Now that we have reported assets in excess of $10 billion for four consecutive quarters, our assessment rate is based not only on our risk classification but also incorporates forward-looking measures. Also, we are subject to a surcharge designed to increase the DIF to specified levels.
In addition to assessments to fund the DIF, all institutions with deposits insured by the FDIC must pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established as a financing vehicle for the Federal Savings & Loan Insurance Corporation. The assessment rate for the first quarter of fiscal 2019 is .0014% of insured deposits and is adjusted quarterly. These assessments will continue until the bonds mature in 2019 (the corporation’s ability to issue new debt has been terminated).
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
- Current Guidelines. Under the current risk-based capital adequacy guidelines, we are required to maintain (1) a ratio of common equity Tier 1 capital (“CET1”) to total risk-weighted assets of not less than 4.5%; (2) a minimum leverage capital ratio of 4%; (3) a minimum Tier 1 risk-based capital ratio of 6%; and (4) a minimum total risk-based capital ratio of 8%. CET1 generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, we must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If our ratio of CET1 to risk-weighted capital is below the capital conservation buffer, we will face restrictions on our ability to pay dividends, repurchase our outstanding stock and make certain discretionary bonus payments. As of January 1, 2019, the required capital conservation buffer is 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. In addition, the Basel III Rules have revised the agencies’ rules for calculating risk-weighted assets to enhance risk sensitivity and to incorporate certain international capital standards of the Basel Committee on Banking Supervision. These revisions affect the calculation of the denominator of a banking organization’s risk-based capital ratios to reflect the higher-risk nature of certain types of loans. As applicable to the Bank:

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
Interchange Fees. Under Section 1075 of the Dodd-Frank Act (often referred to as the “Durbin Amendment”), the Federal Reserve established standards for assessing whether the interchange fees, or “swipe” fees, that banks charge for processing electronic payment transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Under the Federal Reserve’s rules, the maximum permissible interchange fee is no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. A debit card issuer may also recover one cent per transaction for fraud prevention purposes if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. Due to being over $10 billion in total assets as of December 31, 2018, Renasant Bank will be subject to the interchange fee cap beginning July 1, 2019.
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
100/300 Test. In response to rapid growth in commercial real estate (“CRE”) loan concentrations and observed weaknesses in risk management practices at some financial institutions, the FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency published Joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (which we refer to as the “CRE guidance”). The CRE guidance is intended to promote sound risk management practices and appropriate levels of capital to enable institutions to engage in CRE lending in a safe and sound manner. Federal banking regulators use certain criteria to identify financial institutions that are potentially exposed to significant CRE concentration risk. Among other things, an institution will be deemed to potentially have significant CRE concentration risk exposure if, based on its call report, either (1) total loans classified as acquisition, development and construction (“ADC”) loans represent 100% or more of the institution’s total capital or (2) total CRE loans, which consists of ADC and non-owner occupied CRE loans as defined in the CRE guidance, represent 300% or more the institution’s total capital, where the balance of the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months. The foregoing criteria are commonly referred to as the 100/300 Test. As of December 31, 2018, our ADC loans represented 76.65% of our total capital, and our total CRE loans represented 240.58% of capital.
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
Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve bank. At December 31, 2018, the Bank was in compliance with its reserve requirements.
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
Sources and Availability of Funds
The funds essential to our, and the Bank’s, business consist primarily of funds derived from customer deposits, loan repayments, cash flows from our investment securities, securities sold under repurchase agreements, Federal Home Loan Bank advances and subordinated notes. The availability of such funds is primarily dependent upon the economic policies of the federal government, the economy in general and the general credit market for loans.
Personnel
At December 31, 2018, we employed 2,359 people throughout all of our segments on a full-time equivalent basis. Of this total, the Bank accounted for 2,294 employees (inclusive of employees in our Community Banks and Wealth Management segments), and Renasant Insurance employed 65 individuals. The Company has no additional employees; however, at December 31, 2018, 14 employees of the Bank served as officers of the Company in addition to their positions with the Bank.
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
Available Information
Our Internet address is www.renasant.com, and the Bank’s Internet address is www.renasantbank.com. We make available at the Company’s website, at the “SEC Filings” link under the “Investor Relations” tab, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
(In Thousands)
The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate on each such category for the years ended December 31, 2018, 2017 and 2016:

	2018			2017			2016
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Not purchased(1)	$6,019,177	$286,643	4.76%	$5,060,496	$226,524	4.48%	$4,294,032	$187,055	4.36%
Purchased	2,162,410	132,199	6.11%	1,795,306	114,043	6.35%	1,555,502	104,983	6.75%
Purchased and covered(2)	—	—	—%	—	—	—%	46,438	3,295	7.10%
Total Loans	8,181,587	418,842	5.12%	6,855,802	340,567	4.97%	5,895,972	295,333	5.01%
Loans held for sale	270,270	12,892	4.77%	174,369	7,469	4.28%	237,199	8,497	3.58%
Securities:
Taxable(3)	844,692	23,713	2.81%	746,557	17,408	2.33%	721,661	15,305	2.12%
Tax-exempt	217,190	9,232	4.25%	329,430	15,838	4.81%	351,950	16,555	4.70%
Total securities	1,061,882	32,945	3.10%	1,075,987	33,246	3.09%	1,073,611	31,860	2.97%
Interest-bearing balances with banks	148,677	3,076	2.07%	195,072	2,314	1.19%	89,514	459	0.51%
Total interest-earning assets	9,662,416	467,755	4.84%	8,301,230	383,596	4.62%	7,296,296	336,149	4.61%
Cash and due from banks	163,286			140,742			130,360
Intangible assets	747,008			565,507			491,530
FDIC loss share indemnification asset (2)	—			—			4,961
Other assets	531,857			501,829			493,363
Total assets	$11,104,567			$9,509,308			$8,416,510
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(4)	$4,246,585	$23,678	0.56%	$3,609,567	$9,559	0.26%	$3,090,495	$5,874	0.19%
Savings deposits	596,990	868	0.15%	567,723	394	0.07%	525,498	372	0.07%
Time deposits	2,040,675	25,214	1.24%	1,715,828	14,667	0.85%	1,587,444	11,610	0.73%
Total interest-bearing deposits	6,884,250	49,760	0.72%	5,893,118	24,620	0.42%	5,203,437	17,856	0.34%
Borrowed funds	388,077	15,569	4.01%	419,070	13,233	3.16%	523,812	10,291	1.96%
Total interest-bearing liabilities	7,272,327	65,329	0.90%	6,312,188	37,853	0.60%	5,727,249	28,147	0.49%
Noninterest-bearing deposits	2,036,754			1,724,834			1,467,881
Other liabilities	94,152			91,336			105,342
Shareholders’ equity	1,701,334			1,380,950			1,116,038
Total liabilities and shareholders’ equity	$11,104,567			$9,509,308			$8,416,510
Net interest income/ net interest margin		$402,426	4.16%		$345,743	4.16%		$308,002	4.22%

(1)Shown net of unearned income.

(2)	Represents information associated with purchased loans covered under FDIC loss sharing agreements prior to the termination of such agreements on December 8, 2016.
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

Table 2 – Volume/Rate Analysis
(In Thousands)
The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the years indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior yield/rate); (2) changes in yield/rate (changes in yield/rate multiplied by prior volume); and (3) changes in both yield/rate and volume (changes in yield/rate multiplied by changes in volume). The changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

	2018 Compared to 2017			2017 Compared to 2016
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans:
Not purchased	$44,963	$15,156	$60,119	$34,309	$5,160	$39,469
Purchased	22,200	(4,044)	18,156	15,278	(6,218)	9,060
Purchased and covered(1)	—	—	—	(3,295)	—	(3,295)
Loans held for sale	4,916	507	5,423	(2,691)	1,663	(1,028)
Securities:
Taxable	2,471	3,834	6,305	581	1,522	2,103
Tax-exempt	(4,929)	(1,677)	(6,606)	(1,082)	365	(717)
Interest-bearing balances with banks	(358)	1,120	762	1,252	603	1,855
Total interest-earning assets	69,263	14,896	84,159	44,352	3,095	47,447
Interest expense:
Interest-bearing demand deposits	1,944	12,175	14,119	1,375	2,310	3,685
Savings deposits	21	453	474	29	(7)	22
Time deposits	3,145	7,402	10,547	1,098	1,959	3,057
Borrowed funds	(879)	3,215	2,336	(3,307)	6,249	2,942
Total interest-bearing liabilities	4,231	23,245	27,476	(805)	10,511	9,706
Change in net interest income	$65,032	$(8,349)	$56,683	$45,157	$(7,416)	$37,741

(1)	Represents information associated with purchased loans covered under FDIC loss sharing agreements prior to the termination of such agreements on December 8, 2016.

Table 3 – Investment Portfolio
(In Thousands)
The following table sets forth the scheduled maturity distribution and weighted average yield based on the amortized cost of our investment portfolio as of December 31, 2018. Information regarding the carrying value of the investment securities listed below as of December 31, 2018, 2017 and 2016 is contained under the heading “Financial Condition – Investments” and “Results of Operations – Net Interest Income” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Amount	Yield
Available for Sale:
Obligations of other U.S. Government agencies and corporations
Maturing after one year through five years	$2,536	2.40%
Obligations of states and political subdivisions
Maturing within one year	39,310	4.65%
Maturing after one year through five years	41,768	3.73%
Maturing after five years through ten years	73,028	3.54%
Maturing after ten years	46,692	4.24%
Trust preferred securities
Maturing after ten years	12,359	2.93%
Other debt securities - corporate debt
Maturing after five years through ten years	8,797	4.93%
Residential mortgage backed securities not due at a single maturity date:
Government agency MBS	621,690	2.67%
Government agency CMO	332,697	2.75%
Commercial mortgage backed securities not due at a single maturity date:
Government agency MBS	21,957	3.05%
Government agency CMO	28,446	2.86%
Other debt securities not due at a single maturity date	35,249	3.97%
	$1,264,529	3.10%
Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 4.45%, which is net of federal tax benefit.

Table 4 – Loan Portfolio
(In Thousands)
The following table sets forth loans held for investment, net of unearned income, outstanding at December 31, 2018, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less. For information regarding the loan balances in each of the categories listed below as of the end of each of the last five years, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Financial Condition – Loans.” See “Risk Management – Credit Risk and Allowance for Loan Losses” in Item 7 for information regarding the risk elements applicable to, and a summary of our loan loss experience with respect to, the loans in each of the categories listed below.

	One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial, financial, agricultural	$704,179	$529,914	$61,819	$1,295,912
Lease financing	2,178	58,126	1,561	61,865
Real estate – construction	578,832	85,702	76,134	740,668
Real estate – 1-4 family mortgage	974,789	686,866	1,133,688	2,795,343
Real estate – commercial mortgage	1,215,660	2,124,930	710,919	4,051,509
Installment loans to individuals	49,628	73,643	14,561	137,832
	$3,525,266	$3,559,181	$1,998,682	$9,083,129
The following table sets forth the fixed and variable rate loans maturing or scheduled to reprice after one year as of December 31, 2018:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Due after one year through five years	$2,877,670	$681,511
Due after five years	966,613	1,032,069
	$3,844,283	$1,713,580

Table 5 – Deposits
(In Thousands)
The following table shows the maturity of certificates of deposit and other time deposits of $100 or more at December 31, 2018:

	Certificates of Deposit	Other
Three Months or Less	$178,231	$26,343
Over Three through Six Months	139,362	27,699
Over Six through Twelve Months	363,525	13,060
Over 12 Months	566,281	2,232
	$1,247,399	$69,334

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
As of December 31, 2018, approximately 67.03% of our loan portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk to our financial condition than other types of loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of commercial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
Our commercial, construction and commercial real estate loan portfolios are discussed in more detail under the heading “Operations – Operations of Community Banks” in Item 1, Business.
We have a high concentration of loans secured by real estate.
At December 31, 2018, approximately 83.53% of our loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower. Real estate values have generally recovered since the recent recession, but any adverse change in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.

We have a concentration of credit exposure in commercial real estate.
In addition to the general risks associated with our lending activities described above, including the effects of declines in real estate values, commercial real estate (“CRE”) loans are subject to additional risks. These loans depend on cash flows from the property to service the debt. Cash flows, either in the form of rental income or the proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. A general downturn in the local economy where the property is located, or a decline in occupancy rates in particular, could increase the likelihood of default. An increase in defaults in our CRE loan portfolio could have a material adverse effect on our financial condition and results of operations. At December 31, 2018, we had approximately $4.5 billion in commercial real estate loans, representing approximately 49.79% of our loans outstanding on that date, as follows:

(thousands)	December 31, 2018
Commercial Real Estate
Owner-occupied	$1,600,262
Non-owner occupied	2,272,859
Construction	471,120
Land Development:
Commercial mortgage	178,388
Total Commercial real estate loans	$4,522,629
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
The recent recession in the United States highlighted the inherent difficulty in estimating with precision the extent to which credit risks and future trends need to be addressed through a provision to our allowance for loan losses. Any deterioration of current economic conditions could cause us to experience higher than normal delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.
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
We are subject to interest rate risk.
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In light of improving labor markets and its assessment of the rate of inflation, the Federal Reserve has increased the federal funds target rate by 25 basis points on eight separate occasions since December 2016 and has indicated that economic conditions may warrant additional increases in the federal funds target rate in the future. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, and (2) the fair value of our financial assets and liabilities.
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

The planned phasing out of the London Interbank Offered Rate (“LIBOR”) as a financial benchmark may adversely affect our business and financial results.
LIBOR is the reference rate used for many of our transactions, including our lending and borrowing and our purchase and sale of securities, as well as the derivatives that we use to manage risk related to such transactions. In July 2017, the United Kingdom Financial Conduct Authority, which regulates the process for establishing LIBOR, announced that it would no longer compel banks to submit the rates required to calculate LIBOR after 2021, meaning that the continuation of LIBOR on its current basis cannot be guaranteed after that date. It is impossible to predict at this time whether LIBOR will continue to be viewed as an acceptable market benchmark, what benchmark rate(s) may replace LIBOR or how LIBOR will be determined for purposes of financial instruments that are currently referencing LIBOR if and when it ceases to exist.
We have loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR, and the uncertainty surrounding potential reforms, including the use of alternative reference rates and changes to the methods and processes used to calculate rates, may have an adverse effect on these financial instruments. In addition, since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR, creating additional costs and risks. Our failure to adequately manage the transition process, which include changes to risk and pricing models, valuation tools and product design could adversely impact our reputation with our customers. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
Liquidity needs could adversely affect our results of operations and financial condition.
Maintaining adequate liquidity is crucial to the operation of our business. We need sufficient liquidity to meet customer loan requests, deposit maturities and withdrawals and other cash commitments arising in both the ordinary course of business and in other unpredictable circumstances. We rely on dividends from the Bank as our primary source of funds. The primary source of the Bank’s funds are customer deposits, loan repayments, proceeds from our investment securities and borrowings. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations or to support growth. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks.
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
We are subject to numerous risks, including lending risk, interest rate risk, liquidity risk, market risk, information security risk and model risk, among other risks encountered in the ordinary course of our operations. We have put in place processes and procedures designed to identify, measure, monitor, report and analyze these risks. However, all risk management frameworks are inherently limited when current procedures cannot anticipate the existence or future development of currently unanticipated or unknown risks, and we may have underestimated the impact of known risks. The recent recession and the heightened regulatory scrutiny of financial institutions that resulted therefrom, coupled with increases in the scope and complexity of our operations, among other things, have increased the level of risk that we must manage. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.
Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We have grown our business through the acquisition of entire financial institutions and through de novo branching. We have engaged in whole-bank acquisitions, most recently acquiring Brand and its wholly-owned subsidiary Brand Bank on September 1, 2018. In addition, since the beginning of 2011, we have opened eight de novo branches, acquired specified assets and the operations of, and assumed specified liabilities of, failed financial institutions in two FDIC-assisted transactions and acquired the RBC Bank (USA) trust division. We intend to continue pursuing a growth strategy for our business through de novo branching and to evaluate attractive acquisition opportunities that are presented to us. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:
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
Expansion into New Markets. Much of our recent growth has been focused in the highly-competitive metropolitan areas of Memphis and Nashville, Tennessee, Birmingham and Huntsville, Alabama, Atlanta, Georgia, east Tennessee, as well as Gainesville and Ocala, Florida. In these growth markets we face competition from a wide array of financial institutions, including much larger, well-established financial institutions. Our acquisition of Brand increased our presence in Atlanta, Georgia, a highly attractive and competitive market.

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
The success of our acquisitions, including our recently completed acquisition of Brand, will depend on, among other things, our ability to realize anticipated cost savings and to integrate the acquired assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, we will make fair value estimates of certain assets and liabilities in recording each acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the particular acquisition.
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
We may continue to experience increased credit costs or need to take additional markdowns and make additional provisions to the allowance for loan losses on purchased loans. Any of these actions could adversely affect our financial condition and results of operations in the future. In addition, as our integration efforts continue in connection with the Brand acquisition, we may incur other unanticipated costs, including the diversion of personnel, or losses. In addition, the attention and effort devoted to the integration of an acquired business may divert management’s attention from other important issues and could harm our business.
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
We and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. In addition, significant changes to such regulations have been proposed or may be proposed. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of the foregoing, could affect us and/or the Bank in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.
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
We are also subject to various privacy, data protection and information security laws. Under the GLB Act, we are subject to limitations on our ability to share our customers’ nonpublic personal information with unaffiliated parties, and we are required to provide certain disclosures to our customers about our data collection and security practices. Customers have the right to opt out of our disclosure of their personal financial information to unaffiliated parties. Finally, the GLB Act requires us to develop, implement and maintain a written comprehensive information security program containing appropriate safeguards for our customers’ nonpublic personal information. New laws and regulations have also been proposed that could increase our privacy, data protection and information security compliance costs. Our failure to comply with new or existing privacy, data protection and information security laws and regulations could result in material regulatory or governmental investigations and/or fines, sanctions and other expenses.
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
In order to replenish the Deposit Insurance Fund following the recession in 2008-2009, the FDIC significantly increased the assessment rates paid by financial institutions for deposit insurance. In 2016, the targeted ratio of the DIF to insured deposits was achieved, which allowed banks with assets less than $10 billion to have a reduction in costs. However, banks, including the Bank, with greater than $10 billion in assets will continue to have higher assessed rates until the DIF ratio reaches 1.35%. Additionally, under the Dodd-Frank Act, if the FDIC increases reserves against future losses, the increased assessments are to be borne primarily by institutions with assets greater than $10 billion, which will apply to the Bank. Any increases in FDIC insurance premiums and any special assessments may adversely affect our financial condition and results of operations.
We are subject to heightened regulatory requirements now that we exceed $10 billion in assets.
As discussed under the heading “Supervision and Regulation” in Item 1, Business, the Dodd-Frank Act and regulations promulgated thereunder impose additional requirements on bank holding companies with total assets of at least $10 billion. In addition, banks with total assets of at least $10 billion are primarily examined by the Consumer Financial Protection Bureau with respect to various federal consumer financial protection laws and regulations. Finally, since we exceeded $10 billion in assets as of December 31, 2018, we are subject to the limitation on interchange fees imposed pursuant to the Durbin Amendment to the Dodd-Frank Act. To prepare for the Company being subject to additional regulations upon exceeding $10 billion in assets, in recent years we incurred a number of significant expenses, and we expect to continue to incur additional expenses to address heightened regulatory requirements on account of having in excess of $10 billion in assets. Further, the impact of the Durbin Amendment will reduce our noninterest income. These additional expenses and the expected decrease in interchange fee revenue could have a material adverse effect on our business, financial condition and results of operations. Our regulators may also consider our compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters such as acquisitions of other financial institutions.
Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our financial statements.
Our financial statements are subject to the application of accounting principles generally accepted in the United States (“GAAP”), which are periodically revised and/or expanded. From time to time, FASB or other accounting standard setting bodies adopt new accounting standards or amend existing standards. In addition, market conditions often prompt these bodies to promulgate new guidance that further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. Our estimate of the impact of accounting developments that have been issued but not yet implemented is disclosed in our annual reports on Form 10-K and our quarterly reports on Form 10-Q, but the impact of these changes often is difficult to precisely assess. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material effect on our financial condition and results of operations.
In particular, in June 2016 FASB issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which significantly changes the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset's remaining life, in place of the current “incurred loss” model for recognizing credit losses, which delays recognition of credit losses until it is probable a loss has been incurred. This new impairment recognition model is referred to as the current expected credit loss (“CECL”) model. The CECL model, which applies to loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value, will require us to present these financial assets at the net amount expected to be collected, at the time the loan is booked and subject to periodic adjustment. The amount of expected credit losses is to be based on past events, historical experience, current conditions as well as reasonable and supportable forecasts that affect the collectability of the reported amount. This new accounting standard will be effective for us in the first quarter 2020.
The anticipated change in loan loss reserves due to the implementation of the CECL model is currently unknown and is dependent upon many factors that are yet to be determined, such as the economic environment at adoption and any future FASB clarifications. However, we currently expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first quarter of 2020, consistent with regulatory expectations. We also anticipate that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could materially and adversely affect our business, financial condition and results of operations.
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
Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events, such as Hurricane Michael in October 2018 and Hurricane Irma in September 2017, which impacted our Florida markets, and the April 2011 storms that devastated much of east Mississippi and west Alabama, could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
Although our common stock is listed for trading on The NASDAQ Global Select Market, the average daily trading volume in our common stock is generally less than that of many of our competitors and other bank holding companies that are publicly-traded companies. For the 60 days ended February 22, 2019, the average daily trading volume for Renasant common stock was 206,346 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.
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
We have supported a portion of our growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. Also, in connection with our acquisitions of other financial institutions, we have assumed junior subordinated debentures. At December 31, 2018, we had trust preferred securities and accompanying junior subordinated debentures with a carrying value of $109.6 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock (such dividend restrictions do not apply to the subordinated notes issued in August 2016 or assumed in connection with the Metropolitan and Brand acquisitions). We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.
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
Shares of our common stock eligible for future sale, including those that may be issued in any other private or public offering of our common stock for cash or as incentives under incentive plans, could have a dilutive effect on the market for our common stock and could adversely affect market prices. As of February 22, 2019, there were 150,000,000 shares of our common stock authorized, of which 58,569,904 shares were outstanding.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The principal executive offices of the Company are located at 209 Troy Street, Tupelo, Mississippi. Various departments occupy each floor of the five-story building. The Technology Center, also located in Tupelo, houses electronic data processing, document preparation, document imaging, loan servicing and deposit operations.
As of December 31, 2018, Renasant operated 152 full-service branches, 12 limited-service branches, an ATM network, which includes 151 ATMs at on-premise locations and 24 ATMs located at off-premise sites, and an Interactive Teller Machine (ITM) network that includes 14 ITMs at on-premise locations and two ITMs located at off-premise sites. Our Community Banks and Wealth Management segments operate out of all of these offices.
The Bank owns 121 of its 152 full-service branch banking facilities. The remaining 31 full-service branches are under lease agreements. The Bank owns 11 of the 12 limited-service branches. The Bank also operates 20 locations used exclusively for Mortgage Banking, three locations used exclusively for loan production and two locations used exclusively for investment services; of these locations, two are owned by the Bank with the remaining 23 under lease agreements. The 55 banking facilities that are occupied under leases have unexpired terms ranging from one to sixteen years.
Renasant Insurance, a wholly-owned subsidiary of the Bank, owns seven stand-alone offices and leases three branches throughout Mississippi.
None of our properties are subject to any material encumbrances.
ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company, the Bank, Renasant Insurance or any other subsidiaries are a party or to which any of their property is subject, and no such legal proceedings were terminated in the fourth quarter of 2018.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
The Company’s common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “RNST.” On February 22, 2019, the Company had approximately 4,531 shareholders of record and the closing sales price of the Company’s common stock was $38.58.
Please refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.
Issuer Purchases of Equity Securities

	Total Number of Shares Repurchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans (2)	Maximum Number of Shares or Approximate Dollar Value That May Yet Be Purchased Under Share Repurchase Plans (3)
October 1, 2018 to October 31, 2018	77,000	$34.96	77,000	$47,308
November 1, 2018 to November 31, 2018	122,121	35.81	122,065	42,938
December 1, 2018 to December 31, 2018	—	—	—	42,938
Total	199,121	$35.48	199,065

(1)
Represents shares repurchased as part of a publicly announced share repurchase plan or shares withheld to satisfy federal and state tax liabilities related to the vesting of time-based restricted stock awards during the three month period ended December 31, 2018

(2)
The Company announced a $50.0 million stock repurchase program on October 24, 2018. During the fourth quarter of 2018, the Company repurchased $7.1 million of common stock, or 199,065 shares, at a weighted average price of $35.48. The plan will remain in effect until the earlier of October 23, 2019 or the repurchase of the entire amount of common stock authorized to be repurchased by the Board of Directors.

(3)	Dollars in thousands
Unregistered Sales of Equity Securities
The Company did not sell any unregistered equity securities during 2018.

Stock Performance Graph
The following performance graph compares the performance of our common stock to the NASDAQ Market Index and to the SNL Geographic Index, Southeast, which is a peer group of regional southeast bank holding companies (which includes the Company), for our reporting period. The performance graph assumes that the value of the investment in our common stock, the NASDAQ Market Index and the SNL Geographic Index, Southeast was $100 at December 31, 2013, and that all dividends were reinvested.

	Period Ending December 31,
	2013	2014	2015	2016	2017	2018
Renasant Corporation	$100.00	$94.17	$114.40	$143.19	$141.16	$106.26
NASDAQ Market Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL Geographic Index, Southeast(1)	100.00	112.63	110.87	147.18	182.06	150.42

(1)
The SNL Geographic Index, Southeast, is a peer group of 74 regional bank holding companies, whose common stock is traded either on the New York Stock Exchange, NYSE Amex or NASDAQ, and who are headquartered in Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

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

ITEM 6. SELECTED FINANCIAL DATA(1)
(In Thousands, Except Share Data) (Unaudited)

Year Ended December 31,	2018	2017	2016	2015	2014
Interest income	$461,854	$374,750	$329,138	$263,023	$226,409
Interest expense	65,329	37,853	28,147	21,665	23,927
Net interest income	396,525	336,897	300,991	241,358	202,482
Provision for loan losses	6,810	7,550	7,530	4,750	6,167
Noninterest income	143,961	132,140	137,415	108,270	80,509
Noninterest expense	345,029	301,618	295,099	245,114	190,937
Income before income taxes	188,647	159,869	135,777	99,764	85,887
Income taxes	41,727	67,681	44,847	31,750	26,305
Net income	$146,920	$92,188	$90,930	$68,014	$59,582
Per Common Share
Net income – Basic	$2.80	$1.97	$2.18	$1.89	$1.89
Net income – Diluted	2.79	1.96	2.17	1.88	1.88
Book value at December 31	34.91	30.72	27.81	25.73	22.56
Closing price(2)	30.18	40.89	42.22	34.41	28.93
Cash dividends declared and paid	0.80	0.73	0.71	0.68	0.68
Dividend payout	28.67%	37.24%	32.72%	36.17%	36.17%
At December 31,
Assets	$12,934,878	$9,829,981	$8,699,851	$7,926,496	$5,805,129
Loans, net of unearned income	9,083,129	7,620,322	6,202,709	5,413,462	3,987,874
Securities	1,250,777	671,488	1,030,530	1,105,205	983,747
Deposits	10,128,557	7,921,075	7,059,137	6,218,602	4,838,418
Borrowings	651,324	297,360	312,135	570,496	188,825
Shareholders’ equity	2,043,913	1,514,983	1,232,883	1,036,818	711,651
Selected Ratios
Return on average:
Total assets	1.32%	0.97%	1.08%	0.99%	1.02%
Shareholders’ equity	8.64%	6.68%	8.15%	7.76%	8.61%
Average shareholders’ equity to average assets	15.32%	14.52%	13.26%	12.76%	11.89%
At December 31,
Shareholders’ equity to assets	15.80%	15.41%	14.17%	13.08%	12.26%
Allowance for loan losses to total loans, net of unearned income(3)	0.77%	0.83%	0.91%	1.11%	1.29%
Allowance for loan losses to nonperforming loans(3)	379.96%	348.37%	320.08%	283.46%	209.49%
Nonperforming loans to total loans, net of unearned income(3)	0.20%	0.24%	0.28%	0.39%	0.62%

(1)
Selected consolidated financial data includes the effect of mergers and other acquisition transactions from the date of each merger or other transaction. On September 1, 2018, Renasant Corporation acquired Brand Group Holdings, Inc., a Georgia corporation (“Brand”), headquartered in Lawrenceville, Georgia. On July 1, 2017, Renasant Corporation acquired Metropolitan BancGroup, Inc., a Delaware corporation (“Metropolitan”), headquartered in Ridgeland, Mississippi. On April 1, 2016, Renasant Bank, Renasant Corporation's wholly-owned subsidiary, acquired KeyWorth Bank, a Georgia banking corporation (“KeyWorth”), headquartered in Johns Creek, Georgia. On July 1, 2015, Renasant Corporation acquired Heritage Financial Group, Inc., a Maryland corporation (“Heritage”), headquartered in Albany, Georgia. For additional information about the Brand and Metropolitan acquisitions, please refer to Item 1, Business, and Note 2, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K. For additional information about the KeyWorth and Heritage acquisitions, please refer to Item 1, Business, and

Note 2, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data in Renasant’s Annual Report on Form 10-K/A for the year ended December 31, 2017, filed with the SEC on February 28, 2018.

(2)	Reflects the closing price on The NASDAQ Global Select Market on the last trading day of the Company’s fiscal year.

(3)
Excludes assets acquired from Brand, Metropolitan, KeyWorth, Heritage and prior acquisitions and assets covered under loss share agreements with the FDIC. Effective December 8, 2016, Renasant Bank entered into an agreement with the FDIC that terminated all of the loss share agreements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
Performance Overview
Net income was $146,920 for 2018 compared to $92,188 for 2017 and $90,930 for 2016. Basic and diluted earnings per share (“EPS”) were $2.80 and $2.79, respectively, for 2018 compared to $1.97 and $1.96, respectively, for 2017 and $2.18 and $2.17, respectively, for 2016. At December 31, 2018, total assets increased to $12,934,878 from $9,829,981 at December 31, 2017. The comparability of our financial condition and results of operations since 2016 has been influenced by a number of factors:

Acquisitions
—
Effective September 1, 2018, the Company completed its acquisition of Brand Group Holdings, Inc. (“Brand”) in a transaction valued at $474,453. Including the effect of purchase accounting adjustments, which are still being finalized by the Company and are subject to change, the Company acquired assets with a fair value of $2,335,472 which included gross loans with a fair value of $1,589,254, and assumed liabilities with a fair value of $1,861,019, including deposits with a fair value of $1,714,177. The acquisition expanded the Company’s footprint in the greater Atlanta, Georgia metropolitan area.

—
Effective July 1, 2017, the Company completed its acquisition of Metropolitan BancGroup, Inc. (“Metropolitan”) in a transaction valued at $219,461. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $1,350,881, including gross loans with a fair value of $967,804, and assumed liabilities with a fair value of $1,137,291, including deposits with a fair value of $942,084. The acquisition expanded the Company’s footprint in the Memphis and Nashville markets in Tennessee and in the metro Jackson area in Mississippi.

Other
—
The Tax Cuts and Jobs Act, enacted on December 22, 2017, among other things, permanently lowered the federal corporate tax rate, effective for tax years including or beginning January 1, 2018. United States generally accepted accounting principles required the Company to revalue its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. After reviewing the Company’s inventory of deferred tax assets and liabilities on the date of enactment and giving consideration to the future impact of the lower corporate tax rates and other provisions of the new legislation, the Company’s revaluation of its net deferred tax assets in December 2017 was $14,486. This write-down lowered our diluted EPS for 2017 by $0.31.

—
In December 2016, the Bank entered into an agreement with the Federal Deposit Insurance Corporation (the "FDIC") to terminate all of the Bank’s loss share agreements. As part of this termination, we made a $4,849 payment to the FDIC. The Company incurred a one-time pre-tax charge of $2,053 in connection with the termination of the agreement, which impacted diluted EPS in 2016 by $0.04.

—
In August 2016, the Company completed the public offering and sale of a combined $100,000 in subordinated notes. A portion of the proceeds was used to prepay approximately $38,900 in borrowings from the FHLB resulting in a penalty charge of approximately $2,200. Together with other penalties incurred in the prepayment of other borrowings in 2016, the penalty had an impact to diluted EPS of $0.04.

Financial Highlights
—
Net interest income increased 17.70% to $396,525 for 2018 as compared to $336,897 for 2017; net interest income was $300,991 for 2016. The increase since 2016 was due primarily to the increase in average earnings assets from the acquisitions of Brand and Metropolitan and organic growth in the Company’s non purchased loan portfolio. Yields on earning assets increased as we replaced maturing assets with assets earning similar or higher rates of interest. Furthermore, the increases to the target federal funds rate implemented by the Federal Reserve Board over the last three years resulted in higher yields on loans in our portfolio that earn a variable rate of interest. The Company was able to manage the cost of its deposits with these interest rate increases such that interest expense increased at a much lower rate during this time.

—
Net charge-offs as a percentage of average loans decreased to 0.05% in 2018 compared to 0.06% in 2017. Net charge-offs as a percentage of average loans was 0.12% in 2016. The provision for loan losses was $6,810 for 2018 compared to $7,550 for 2017 and $7,530 for 2016.

—
Noninterest income was $143,961 for 2018 compared to $132,140 for 2017 and $137,415 for 2016. The overall growth in noninterest income since 2016 is primarily attributable to the Brand and Metropolitan acquisitions. The decrease in noninterest income from 2016 to 2017 is primarily attributable to a year-over-year decrease in mortgage banking income, which was driven by lower mortgage loan originations.

—
Noninterest expense was $345,029, $301,618 and $295,099 for 2018, 2017 and 2016, respectively. The increase in noninterest expense and its related components since 2016 is primarily attributable to the Brand and Metropolitan acquisitions. The Company recorded merger expense related to its recent acquisitions of $14,246, $10,378 and $4,023 in 2018, 2017 and 2016, respectively, which impacted diluted EPS in each year by $0.21, $0.15 and $0.06, respectively.

—
Loans, net of unearned income, were $9,083,129 at December 31, 2018 compared to $7,620,322 in 2017 and $6,202,709 in 2016. Excluding purchased loans of $2,693,417 and $2,031,766 at December 31, 2018 and 2017, respectively, the portfolio increased by $801,156, or 14.34%, from December 31, 2017.

—
Deposits totaled $10,128,557 at December 31, 2018 compared to $7,921,075 at December 31, 2017 and $7,059,137 at December 31, 2016. The growth in deposits from 2016 to 2018 was partially attributable to the Brand and Metropolitan acquisitions noted above. Noninterest bearing deposits averaged $2,036,754, or 22.83% of average deposits, for 2018 compared to $1,724,834, or 22.64% of average deposits, for 2017 and $1,467,881 or 22.00% of average deposits, for 2016.

A historical look at key performance indicators is presented below.

	2018	2017	2016	2015	2014
Diluted EPS	$2.79	$1.96	$2.17	$1.88	$1.88
Diluted EPS Growth	42.35%	(9.68)%	15.43%	—%	54.10%
Shareholders’ equity to assets	15.80%	15.41%	14.17%	13.08%	12.26%
Tangible shareholders’ equity to tangible assets(1)	8.92%	9.56%	9.00%	7.54%	7.52%
Return on Average Assets	1.32%	0.97%	1.08%	0.99%	1.02%
Return on Average Tangible Assets(1)	1.47%	1.08%	1.20%	1.11%	1.15%
Return on Average Shareholders’ Equity	8.64%	6.68%	8.15%	7.76%	8.61%
Return on Average Tangible Shareholders’ Equity(1)	15.98%	11.84%	15.28%	14.50%	16.25%

(1)
These performance indicators are non-GAAP financial measures. A reconciliation of these financial measures from GAAP to non-GAAP can be found under the “Non-GAAP Financial Measures” heading at the end of this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies
Our financial statements are prepared using accounting estimates for various accounts. Wherever feasible, we utilize third-party information to provide management with estimates. Although independent third parties are engaged to assist us in the estimation process, management evaluates the results, challenges assumptions and considers other factors that could impact these estimates. We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of newly issued accounting standards, are discussed in further detail in Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data. The following discussion presents some of the more significant estimates used in preparing our financial statements.
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
Loans purchased in acquisitions or mergers with evidence of credit deterioration since origination are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). ASC 310-30 prohibits the carryover of an allowance for loan losses for loans purchased in which the acquirer concludes that it will not collect the contractual amount. As a result, these loans are carried at values which represent management’s estimate of the future cash flows of these loans. Increases in expected cash flows to be collected from the contractual cash flows are required to be recognized as an adjustment of the loan’s yield over its remaining life, while decreases in expected cash flows are required to be recognized as an impairment. A more detailed discussion of loans accounted for under ASC 310-30, which were acquired in connection with our mergers, including our acquisitions of Brand and Metropolitan, is set forth below under the heading “Risk Management – Credit Risk and Allowance for Loan Losses” and in Note 5, “Purchased Loans” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
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
Intangible Assets
Our intangible assets consist primarily of goodwill, core deposit intangibles, and customer relationship intangibles. Goodwill arises from business combinations and represents the value attributable to unidentifiable intangible elements of the business acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. We review the goodwill of each of our reporting units (that is, our reportable segments for financial accounting purposes) for impairment on an annual basis, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is below the carrying value of its equity. In determining the fair value of our reporting units, we use the market approach. The market approach averages the values derived by applying a market multiple, based on observed purchase transactions, to the book value, tangible book value, loan and/or deposit balances and the last twelve months adjusted and unadjusted net income. If the carrying amount of goodwill allocated to each reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.
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
Benefit Plans and Stock Based Compensation
Our independent actuary firm prepares actuarial valuations of our pension cost under ASC 715, “Compensation – Retirement Benefits” (“ASC 715”). The discount rate utilized in the December 31, 2018 valuation was 4.56%, compared to 3.96% in 2017. Actual plan assets as of December 31, 2018 were used in the calculation and the expected long-term return on plan assets assumed for this valuation was 6.00%. Changes in these assumptions and estimates can materially affect the benefit plan obligation and the funded status of the plan which in turn may impact shareholders’ equity through an adjustment to accumulated other comprehensive income and future pension expense. The pension plan covered under ASC 715 was frozen as of December 31, 1996.
The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation – Stock Compensation.” We utilize the Black-Scholes model for determining fair value of our options. Determining the fair value of, and ultimately the expense we recognize related to, our stock options requires us to make assumptions regarding dividend yields, expected stock price volatility, estimated forfeitures and the expected life of the option. Changes in these assumptions and estimates can materially affect the calculated fair value of stock-based compensation and the related expense to be recognized. The fair value of restricted stock awards equals the closing price of our common stock as of the business day immediately preceding the date of the award. The Company has elected to account for forfeitures in compensation cost when they occur as permitted under the guidance in ASC 718. Changes in this assumption in the future could result in lower expenses related to the Company’s share-based payments. For a description of our assumptions utilized in calculating the fair value of our share-based payments, please refer to Note 14, “Employee Benefit and Deferred Compensation Plans,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
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
Mortgage Servicing Rights
The Company recognizes as assets the right to service mortgage loans that it sells to secondary market investors, known as mortgage servicing rights. Mortgage servicing rights are carried at the lower of cost or fair value. Mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income. External valuations of the fair value of mortgage servicing rights are obtained monthly and determined using various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, mortgage interest rates and other factors. These assumptions can, and generally will, change as market conditions and interest rates change resulting in fluctuations of the fair value. The Company does not currently hedge the mortgage servicing rights asset. For additional information regarding our mortgage servicing rights, please refer to Note 10, “Mortgage Servicing Rights,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at December 31, 2018 compared to December 31, 2017 and December 31, 2016.
Mergers and Acquisitions
Acquisition of Brand Group Holdings, Inc.
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

(in thousands)	September 1, 2018
Cash and cash equivalents	$193,436
Securities	71,246
Loans including loans held for sale	1,589,254
Premises and equipment	20,070
Intangible assets	349,416
Other assets	112,050
Total assets	$2,335,472

Deposits	$1,714,177
Borrowings	90,912
Other liabilities	55,930
Total liabilities	$1,861,019
As part of the merger agreement, Brand agreed to divest the operations of its subsidiary Brand Mortgage Group, LLC (“BMG”), which transaction was completed as of October 31, 2018. As a result, the balance sheet and results of operations of BMG, which the Company considers to be immaterial to the overall results of the Company, are included in the Company's results from September 1, 2018 to October 31, 2018. The following table summarizes the results of operations for BMG included in the Company’s Consolidated Statements of Income for the year ended December 31, 2018:

(in thousands)
Interest income	$357
Interest expense	279
Net interest income	78
Noninterest income	4,043
Noninterest expense	4,398
Net income before taxes	$(277)
The Company's financial condition and results of operations include the impact of Brand's operations since the September 1, 2018 acquisition date.
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
The Company's financial condition and results of operations include the impact of Metropolitan’s operations since the July 1, 2017 acquisition date.
See Note 2, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 1, “Financial Statements,” for details regarding the Company’s recent mergers and acquisitions.
Assets
Total assets were $12,934,878 at December 31, 2018 compared to $9,829,981 at December 31, 2017 and $8,699,851 at December 31, 2016. The acquisition of Brand increased total assets $2,335,472 at September 1, 2018, and the acquisition of Metropolitan increased total assets $1,350,881 at July 1, 2017. The increase in total assets from 2016 to 2017 due to the Metropolitan acquisition and organic loan growth was offset by the strategic initiatives to manage total assets to below $10,000,000 at December 31, 2017. The Company sold certain investment securities and shortened the holding period of mortgage loans held for sale and used these proceeds to reduce certain wholesale funding sources. More details regarding these initiatives are provided below.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio, at December 31:

	2018		2017		2016
	Balance	% of Portfolio	Balance	% of Portfolio	Balance	% of Portfolio
Obligations of other U.S. Government agencies and corporations	$2,511	0.20%	$3,564	0.53%	$16,259	1.58%
Obligations of states and political subdivisions	203,269	16.25	234,481	34.92	342,181	33.20
Mortgage-backed securities	990,437	79.19	406,765	60.58	631,556	61.29
Trust preferred securities	10,633	0.85	9,388	1.40	18,389	1.78
Other debt securities	43,927	3.51	17,290	2.57	22,145	2.15
	$1,250,777	100.00%	$671,488	100.00%	$1,030,530	100.00%
The Brand acquisition in 2018 and the Metropolitan acquisition in 2017 contributed approximately $71,246 and $108,697 at each respective acquisition date to the securities portfolio.
The overall decrease in the balance of our securities portfolio from 2016 to 2017 was a result of the Company’s successful implementation of several strategic initiatives, collectively referred to as our “deleveraging strategy,” to manage its consolidated assets below $10,000,000 at December 31, 2017 in order to delay the impact of the Durbin Amendment to the Dodd-Frank Act. Among other things, the Durbin Amendment imposes limitations on the amount of debit card interchange fees banking institutions with more than $10,000,000 in assets as of the end of a fiscal year can charge its customers. The deleveraging strategy involved the sale of certain investment securities and the shortening of the holding period of mortgage loans held for sale; the proceeds from these sales were used to reduce certain wholesale funding sources. Securities sold during the fourth quarter of 2017 pursuant to our deleveraging strategy had an aggregate carrying value of $446,880 on the dates of sale. The Company collected net proceeds of $446,971 which resulted in a net gain of $91 on the sales.
During 2018, we purchased $686,887 in investment securities; the majority of these purchases were made as part of the releveraging of the Company’s balance sheet, which was completed in the second quarter of 2018, with the remainder of our purchases being ordinary course purchases of investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised 97.31% of the purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are issued by government sponsored entities. Other debt securities in our investment portfolio consist of corporate debt securities and issuances from the Small Business Administration (“SBA”). The carrying value of securities sold during 2018 totaled $2,403 resulting in a net loss of $16, while proceeds from maturities and calls of securities during 2018 totaled $160,703, which were primarily reinvested in the securities portfolio.
During 2017, we purchased $210,190 in investment securities. Mortgage-backed securities and CMOs, in the aggregate, comprised 99.05% of the purchases. The carrying value of securities sold during 2017, including the aforementioned sales of securities as part of our deleveraging strategy, totaled $495,192 resulting in a net gain of $148. Proceeds from maturities and calls of securities during 2017 totaled $185,327, which were primarily used to reduce wholesale funding or reinvested in the securities portfolio.
In the third quarter of 2017, the Company also decided to transfer all held to maturity securities, which primarily consisted of municipal securities, into the available for sale portfolio in light of the ongoing fiscal uncertainty in many state and local governments. Although the Company’s analysis of its securities portfolio in third quarter of 2017 showed that its municipal securities had not experienced significant deterioration as of the date of such analysis, the Company transferred all held to maturity securities to available for sale in order to give management the flexibility to quickly liquidate any municipal securities should further analysis review more significant deterioration than had been experienced to date. At the date of transfer, the securities transferred had a carrying value of $365,941, which included an unrealized gain of $13,219.
At December 31, 2018, unrealized losses of $18,269 were recorded on available for sale investment securities with a carrying value of $822,506. At December 31, 2017 and 2016, unrealized losses of $10,488 and $16,065, respectively, were recorded on available for sale securities with a carrying value of $373,947 and $494,619, respectively. The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company is collecting principal and interest payments from the respective securities as scheduled. Accordingly, the Company did not record any other-than-temporary impairment for the years ended December 31, 2018, 2017 or 2016.
The Company holds investments in pooled trust preferred securities. This portfolio had a cost basis of $12,359, $12,442 and $23,749 and a fair value of $10,633, $9,388 and $18,389 at December 31, 2018, 2017 and 2016, respectively. The investment in pooled trust preferred securities consists of two securities representing interests in various tranches of trusts collateralized by debt issued by over 160 financial institutions. During 2017, the Company sold one of its pooled trust preferred securities with a carrying value of $9,346 at the time of sale for net proceeds of $9,403 resulting in a gain of $57. For more information about the Company’s trust preferred securities, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Loans
Loans, excluding loans held for sale, are the Company’s most significant earning asset, comprising 70.22%, 77.52% and 71.30% of total assets at December 31, 2018, 2017 and 2016, respectively. The table below sets forth the balance of loans outstanding by loan type at December 31:

	2018	2017	2016	2015	2014
Commercial, financial, agricultural	$1,295,912	$1,039,393	$717,490	$636,837	$483,283
Lease financing	61,865	54,013	46,841	34,815	10,114
Real estate – construction	740,668	633,389	552,679	357,665	212,061
Real estate – 1-4 family mortgage	2,795,343	2,343,721	1,878,177	1,735,323	1,236,360
Real estate – commercial mortgage	4,051,509	3,427,530	2,898,895	2,533,729	1,956,914
Installment loans to individuals	137,832	122,276	108,627	115,093	89,142
Total loans, net of unearned income	$9,083,129	$7,620,322	$6,202,709	$5,413,462	$3,987,874

The Brand acquisition on September 1, 2018 and the Metropolitan acquisition on July 1, 2017 increased the loan portfolio by $1,331,087 and $965,033, respectively, on the acquisition dates.
The following table presents the percentage of loans, by category, to total loans at December 31 for the last five years:

	2018	2017	2016	2015	2014
Commercial, financial, agricultural	14.27%	13.64%	11.57%	11.76%	12.12%
Lease financing	0.68	0.71	0.75	0.64	0.25
Real estate – construction	8.15	8.31	8.91	6.61	5.32
Real estate – 1-4 family mortgage	30.78	30.76	30.28	32.06	31.00
Real estate – commercial mortgage	44.60	44.98	46.74	46.80	49.07
Installment loans to individuals	1.52	1.60	1.75	2.13	2.24
Total	100.00%	100.00%	100.00%	100.00%	100.00%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2018, there were no concentrations of loans exceeding 10% of total loans other than loans disclosed in the table above.
Non purchased loans at December 31, 2018 were $6,389,712, compared to $5,588,556 at December 31, 2017 and $4,713,572 at December 31, 2016. Since 2016, the Company has experienced organic loan growth across all categories of loans with loans from our specialty commercial business lines, which consist of our asset-based lending, Small Business Administration lending, healthcare, factoring, and equipment lease financing banking groups, contributing $102,251 of the total increase in non purchased loans from December 31, 2017. Our specialty commercial business lines contributed $55,259 of the total increase in non purchased loans from December 31, 2016 to December 31, 2017.
Looking at the change in loans geographically, non purchased loans in our Mississippi, Tennessee and Georgia markets increased by $115,797, $36,400 and $403,942, respectively, while non purchased loans in our Alabama and Florida markets (collectively referred to as our “Central Region”) increased by $245,017 when compared to December 31, 2017.

Loans purchased in previous acquisitions, collectively referred to as “purchased loans,” totaled $2,693,417, $2,031,766 and $1,489,137 at December 31, 2018, 2017 and 2016, respectively. The following tables provide a breakdown of non purchased loans and purchased loans from previous acquisitions as of the dates presented:

	December 31, 2018
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$875,649	$420,263	$1,295,912
Lease financing	61,865	—	61,865
Real estate – construction:
Residential	214,452	55,096	269,548
Commercial	421,067	50,053	471,120
Condominiums	—	—	—
Total real estate – construction	635,519	105,149	740,668
Real estate – 1-4 family mortgage:
Primary	1,221,908	458,035	1,679,943
Home equity	452,248	157,245	609,493
Rental/investment	304,309	57,878	362,187
Land development	109,425	34,295	143,720
Total real estate – 1-4 family mortgage	2,087,890	707,453	2,795,343
Real estate – commercial mortgage:
Owner-occupied	1,052,521	547,741	1,600,262
Non-owner occupied	1,446,353	826,506	2,272,859
Land development	129,491	48,897	178,388
Total real estate – commercial mortgage	2,628,365	1,423,144	4,051,509
Installment loans to individuals	100,424	37,408	137,832
Total loans, net of unearned income	$6,389,712	$2,693,417	$9,083,129

	December 31, 2017
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$763,823	$275,570	$1,039,393
Lease financing	54,013	—	54,013
Real estate – construction:
Residential	178,400	25,041	203,441
Commercial	361,345	55,734	417,079
Condominiums	7,913	4,956	12,869
Total real estate – construction	547,658	85,731	633,389
Real estate – 1-4 family mortgage:
Primary	924,468	403,637	1,328,105
Home equity	445,149	116,990	562,139
Rental/investment	281,662	72,590	354,252
Land development	78,255	20,970	99,225
Total real estate – 1-4 family mortgage	1,729,534	614,187	2,343,721
Real estate – commercial mortgage:
Owner-occupied	938,444	436,011	1,374,455
Non-owner occupied	1,319,453	554,239	1,873,692
Land development	132,179	47,204	179,383
Total real estate – commercial mortgage	2,390,076	1,037,454	3,427,530
Installment loans to individuals	103,452	18,824	122,276
Total loans, net of unearned income	$5,588,556	$2,031,766	$7,620,322

	December 31, 2016
	Non Purchased Loans	Purchased Loans	Total Loans
Commercial, financial, agricultural	$589,290	$128,200	$717,490
Lease financing	46,841	—	46,841
Real estate – construction:
Residential	197,029	19,282	216,311
Commercial	285,638	49,471	335,109
Condominiums	1,259	—	1,259
Total real estate – construction	483,926	68,753	552,679
Real estate – 1-4 family mortgage:
Primary	747,678	281,721	1,029,399
Home equity	400,448	86,151	486,599
Rental/investment	219,237	62,917	282,154
Land development	58,367	21,658	80,025
Total real estate – 1-4 family mortgage	1,425,730	452,447	1,878,177
Real estate – commercial mortgage:
Owner-occupied	833,509	378,756	1,212,265
Non-owner occupied	1,106,727	397,404	1,504,131
Land development	134,901	47,598	182,499
Total real estate – commercial mortgage	2,075,137	823,758	2,898,895
Installment loans to individuals	92,648	15,979	108,627
Total loans, net of unearned income	$4,713,572	$1,489,137	$6,202,709
Loans secured by real estate represented 83.53%, 84.05%, 85.93%, 85.47% and 85.39% of the Company’s total loan portfolio at December 31, 2018, 2017, 2016, 2015 and 2014, respectively. The following table provides further details of the types of loans in the Company’s loan portfolio secured by real estate at December 31:

	2018	2017	2016	2015	2014
Real estate – construction:
Residential	$269,548	$203,441	$216,311	$168,615	$93,273
Commercial	471,120	417,079	335,109	186,569	116,263
Condominiums	—	12,869	1,259	2,481	2,525
Total real estate – construction	740,668	633,389	552,679	357,665	212,061
Real estate – 1-4 family mortgage:
Primary	1,679,943	1,328,105	1,029,399	1,031,909	701,735
Home equity	609,493	562,139	486,599	382,255	296,036
Rental/investment	362,187	354,252	282,154	251,966	190,879
Land development	143,720	99,225	80,025	69,193	47,710
Total real estate – 1-4 family mortgage	2,795,343	2,343,721	1,878,177	1,735,323	1,236,360
Real estate – commercial mortgage:
Owner-occupied	1,600,262	1,374,455	1,212,265	1,082,554	865,361
Non-owner occupied	2,272,859	1,873,692	1,504,131	1,272,259	944,428
Land development	178,388	179,383	182,499	178,916	147,125
Total real estate – commercial mortgage	4,051,509	3,427,530	2,898,895	2,533,729	1,956,914
Total loans secured by real estate	$7,587,520	$6,404,640	$5,329,751	$4,626,717	$3,405,335
Loans Held for Sale
Loans held for sale were $411,427 at December 31, 2018 compared to $108,316 at December 31, 2017 and $177,866 at December 31, 2016. Included in the balance at December 31, 2018 is a portfolio of non-mortgage consumer loans of approximately $191,578 acquired from Brand. The Company is currently evaluating its long-term plans with respect to this portfolio.

The remaining increase in loans held for sale is attributable to mortgage loans held for sale. The acquisition of Brand added $47,845 to mortgage loans held for sale at the acquisition date. The Company’s aforementioned strategy to manage consolidated assets below $10,000,000 at December 31, 2017 included shortening the holding period of mortgage loans held for sale, which was the primary driver for the decrease in the balance from 2016 to 2017. At the beginning of 2018, the holding period of mortgage loans held for sale reverted to standard practice, which was the primary reason for the remaining increase in the balance from December 31, 2017.
Mortgage loans to be sold are sold either on a “best efforts” basis or under a “mandatory delivery” sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored entities, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a “mandatory delivery” sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Deposits

Noninterest-Bearing Deposits to Total Deposits
2018	2017	2016
22.89%	23.23%	22.12%

The Company relies on deposits as its major source of funds. Total deposits were $10,128,557, $7,921,075 and $7,059,137 at December 31, 2018, 2017 and 2016, respectively. Noninterest-bearing deposits were $2,318,706, $1,840,424 and $1,561,357 at December 31, 2018, 2017 and 2016, respectively, while interest-bearing deposits were $7,809,851, $6,080,651 and $5,497,780 at December 31, 2018, 2017 and 2016, respectively. The increase in deposits in 2018 was primarily attributable to organic growth across our footprint, as discussed below, and the acquisition of Brand, which increased total deposits by $1,714,177 at the acquisition date, which consisted of $429,195 and $1,284,982 of noninterest-bearing and interest-bearing deposits, respectively. The increase in deposits in 2017 was partly due to the acquisition of Metropolitan, which increased total deposits by $942,084 at the acquisition date. This consisted of noninterest-bearing deposits of $267,479 and interest-bearing deposits of $674,605. Management continues to focus on growing and maintaining a stable source of funding, specifically core deposits. Under certain circumstances, however, management may elect to acquire non-core deposits in the form of public fund deposits or time deposits. The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are only acquired when needed and at a rate that is prudent under the circumstances.
Public fund deposits are those of counties, municipalities or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. The Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits. However, the Company continues to participate in the bidding process for public fund deposits when it is reasonable under the circumstances. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits at December 31, 2018 were $1,271,139 compared to $1,000,324 at December 31, 2017 and $894,321 at December 31, 2016.
Looking at the change in deposits geographically, and excluding deposits assumed in connection with the Brand acquisition, deposits increased $206,866, $82,669 and $101,235 in our Mississippi, Central Region and Georgia markets, respectively, while deposits decreased $6 in our Tennessee markets when compared to December 31, 2017.
Borrowed Funds
Total borrowings include securities sold under agreements to repurchase, advances from the FHLB, subordinated notes and junior subordinated debentures. Borrowings are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and short-term FHLB advances. There was $387,706 of short-term borrowings on the balance sheet at December 31, 2018, consisting of security repurchase agreements of $7,706 and short-term borrowings from the FHLB of $380,000 compared to security repurchase agreements of $6,814 and short-term borrowings from the FHLB of $83,000 at December 31, 2017 and security repurchase agreement of $9,676 and short-term borrowings from the FHLB of $100,000 at

December 31, 2016. In connection with the Company's aforementioned deleveraging strategy implemented during the fourth quarter of 2017, the Company used the proceeds from the sale of investment securities and the shortening of the holding period of mortgage loans held for sale to pay down short-term borrowings from the FHLB.
At December 31, 2018, long-term debt totaled $263,618 compared to $207,546 at December 31, 2017 and $202,459 at December 31, 2016. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. Long-term FHLB advances were $6,690, $7,493 and $8,542 at December 31, 2018, December 31, 2017 and December 31, 2016, respectively. At December 31, 2018, there were $1,759 in long-term FHLB advances outstanding scheduled to mature within twelve months or less. The Company had $3,301,543 of availability on unused lines of credit with the FHLB at December 31, 2018 compared to $2,670,141 at December 31, 2017 and $2,633,543 at December 31, 2016. The average cost of our long-term FHLB advances was 3.29%, 3.40% and 4.02% for 2018, 2017, and 2016, respectively.
The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired). The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. The Company’s junior subordinated debentures totaled $109,636 at December 31, 2018 compared to $85,881 at December 31, 2017 and $95,643 at December 31, 2016. The Company assumed $23,198 of junior subordinated debentures as a result of the acquisition of Brand. During the first quarter of 2017, the Company prepaid $10,310 of junior subordinated debentures and incurred a prepayment penalty of $205.
During 2016, the Company completed an underwritten public offering and sale of $60,000 of its 5.00% fixed-to-floating rate subordinated notes due September 1, 2026, and $40,000 of its 5.50% fixed-to-floating rate subordinated notes due September 1, 2031. As part of the Brand acquisition, the Company assumed $30,000 of 8.50% fixed rate subordinated notes due June 27, 2024, and as part of the Metropolitan acquisition, the Company assumed $15,000 of 6.50% fixed-to-floating rate subordinated notes due July 1, 2026 (collectively, the “Notes”). The Notes, net of unamortized debt issuance costs, totaled $147,239 at December 31, 2018 compared to $114,074 at December 31, 2017 and $98,127 at December 31, 2016. The Company has used, and intends to continue to use, the net proceeds from the Notes offerings for general corporate purposes, which may include providing capital to support the Company's growth organically or through strategic acquisitions, repaying indebtedness and financing investments and capital expenditures, and for investments in the Bank as regulatory capital. The Notes qualify as Tier 2 capital under the current regulatory guidelines.
For more information about the terms and conditions of the Company’s junior subordinated debentures and Notes, see Note 13, “Long-Term Debt,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data in this report.

Results of Operations
Net Income
Net income for the year ended December 31, 2018 was $146,920 compared to net income of $92,188 for the year ended December 31, 2017 and $90,930 for the year ended December 31, 2016. Basic earnings per share for the year ended December 31, 2018 was $2.80 as compared to $1.97 and $2.18 for the years ended December 31, 2017 and 2016, respectively. Diluted earnings per share for the year ended December 31, 2018 was $2.79 as compared to $1.96 and $2.17 for each of the years ended December 31, 2017 and 2016, respectively.
The Company incurred expenses and charges in connection with certain transactions with respect to which management is unable to accurately predict when these expenses or charges will be incurred or, when incurred, the amount of such charges. The following table presents the impact of these charges on reported earnings per share for the periods presented:

	Twelve Months Ended December 31,
	2018			2017			2016
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and Conversion expenses	$14,246	$11,095	$0.21	$10,378	$6,925	$0.15	$4,023	$2,694	$0.06
Revaluation of net deferred tax assets	—	—	—	—	14,486	0.31	—	—	—
Debt prepayment penalty	—	—	—	205	137	—	2,539	1,700	0.04
Loss share termination	—	—	—	—	—	—	2,053	1,495	0.04
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 73.65% of total net revenue in 2018. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income increased 17.70% to $396,525 for 2018 compared to $336,897 in 2017 and $300,991 in 2016. On a tax equivalent basis, net interest income increased $56,683 to $402,426 in 2018 as compared to $345,743 and $308,002 in 2017 and 2016, respectively. Net interest margin was 4.16% for each of 2018 and 2017 as compared to 4.22% for 2016.
Net interest income and net interest margin are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve.
Interest income, on a tax equivalent basis, was $467,755 for 2018 compared to $383,596 for 2017, an increase of $84,159. Interest income, on a tax equivalent basis, was $336,149 for 2016. The following table presents the percentage of total average earning assets, by type and yield, for 2018, 2017 and 2016:

	Percentage of Total			Yield
	2018	2017	2016	2018	2017	2016
Loans	84.67%	82.59%	80.81%	5.12%	4.97%	5.01%
Loans held for sale	2.80	2.10	3.25	4.77	4.28	3.58
Securities	10.99	12.96	14.71	3.10	3.09	2.97
Other	1.54	2.35	1.23	2.07	1.19	0.51
Total earning assets	100.00%	100.00%	100.00%	4.84%	4.62%	4.61%
In 2018, loan income, on a tax equivalent basis, increased $78,275 to $418,842 from $340,567 in 2017. Loan income, on a tax equivalent basis, was $295,333 in 2016. The following table presents reported taxable equivalent yield on loans for the periods presented:

	Twelve months ended December 31,
	2018	2017	2016
Taxable equivalent interest income on loans, as reported	$418,842	$340,567	$295,333

Average loans	$8,181,587	$6,855,802	$5,895,972

Taxable equivalent loan yield, as reported	5.12%	4.97%	5.01%
The increase in loan income since 2016 is driven by an increase in the average balance of loans as a result of the Brand and Metropolitan acquisitions and organic loan growth in the Company's non purchased loan portfolio as well as an increase in the yield on loans due to replacing maturing loans with loans earning similar or higher rates of interest. The Company's yield on loans that earn a variable rate of interest has also benefited from the Federal Reserve Board's increase to the target federal funds rate on eight separate occasions since December 2016.

The impact from interest income collected on problem loans and purchase accounting adjustments on purchased loans to total interest income on loans, loan yield and net interest margin is shown in the table below for the periods presented:

	Twelve months ended December 31,
	2018	2017	2016
Net interest income collected on problem loans	$2,861	$8,807	$4,581
Accretable yield recognized on purchased loans(1)	24,333	23,151	29,436
Total impact to interest income on loans	$27,194	$31,958	$34,017

Impact to loan yield	0.33%	0.47%	0.58%
Impact to net interest margin	0.28%	0.38%	0.46%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $12,339, $10,932 and $14,555 for the twelve months ended December 31, 2018, 2017 and 2016, respectively, which increased loan yield by 15 basis points, 16 basis points and 25 basis points for the same periods, respectively.

In 2018, investment income, on a tax equivalent basis, decreased $301 to $32,945 from $33,246 in 2017. Investment income, on a tax equivalent basis, was $31,860 in 2016. The following table presents the taxable equivalent yield on securities for the periods presented:

	Twelve months ended December 31,
	2018	2017	2016
Taxable equivalent interest income on securities	$32,945	$33,246	$31,860

Average securities	$1,061,882	$1,075,987	$1,073,611

Taxable equivalent yield on securities	3.10%	3.09%	2.97%
The average balance in the investment portfolio was down for the year ended December 31, 2018 as compared to the same period in 2017 resulting in the decline in interest income. The decrease in the average balance of the investment portfolio was due to the pace at which we repurchased investment securities following the deleveraging strategy implemented by the Company in the fourth quarter of 2017. However, our ability to repurchase investments with higher yields as we releveraged the balance sheet coupled with rising interest rates and changes in the investment portfolio allocation resulted in an increase to the taxable equivalent yield on securities in 2018 when compared to 2017 and 2016.
Interest expense was $65,329 in 2018 compared to $37,853 and $28,147 in 2017 and 2016, respectively. The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total			Cost of Funds
	2018	2017	2016	2018	2017	2016
Noninterest-bearing demand	21.88%	21.46%	20.40%	—%	—%	—%
Interest-bearing demand	45.62	44.91	42.96	0.56	0.26	0.19
Savings	6.41	7.06	7.30	0.15	0.07	0.07
Time deposits	21.92	21.35	22.06	1.24	0.85	0.73
Short-term borrowings	1.67	2.71	4.96	2.10	1.22	0.45
Long-term Federal Home Loan Bank advances	0.08	0.10	0.50	3.29	3.40	4.02
Subordinated notes	1.35	1.32	0.49	5.54	5.59	5.45
Other long-term borrowed funds	1.07	1.09	1.33	5.11	5.01	5.56
Total deposits and borrowed funds	100.00%	100.00%	100.00%	0.70%	0.47%	0.39%
Interest expense on deposits was $49,760, $24,620 and $17,856 for 2018, 2017 and 2016, respectively. The cost of total deposits was 0.56%, 0.32%, and 0.27% for the years ending December 31, 2018, 2017, and 2016, respectively. The cost of interest-bearing deposits was 0.72%, 0.42% and 0.34% for the same periods. The increase in both deposit expense and cost is attributable to both the increase in the average balance of all interest-bearing deposits resulting from the Metropolitan and Brand acquisitions and organic deposit growth as well as an increase in the interest rates on interest-bearing deposits. Although the Company continues to seek changes in the mix of its deposits from higher costing time deposits to lower costing interest-bearing deposits and noninterest-

bearing deposits, rates offered on the Company’s interest-bearing deposit accounts, including time deposits, have increased to match competitive market interest rates in order to maintain stable sources of funding.
Interest expense on total borrowings was $15,569, $13,233 and $10,291 for the years ending December 31, 2018, 2017 and 2016, respectively, while the cost of total borrowings was 4.01%, 3.16% and 1.96% for the years ended December 31, 2018, 2017 and 2016, respectively. The Company issued higher costing subordinated notes in 2016, assumed subordinated notes in its acquisitions of Metropolitan and Brand and assumed junior subordinated debentures in its acquisition of Brand, increasing the average balance of borrowings from 2016. Additional interest expense from these issued and assumed notes, coupled with higher interest rates charged on our short-term FHLB advances, resulted in the increase to interest expense and cost of total borrowings from 2016.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item. Additionally, for more information about our outstanding subordinated notes and junior subordinated debentures, see Note 13, “Long-Term Debt,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.
Noninterest Income

Noninterest Income to Average Assets
(Excludes securities gains/losses)
2018	2017	2016
1.30%	1.39%	1.62%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income as a percentage of total net revenues was 26.35%, 27.65% and 30.85% for 2018, 2017 and 2016.
Noninterest income was $143,961 for the year ended December 31, 2018, an increase of $11,821, or 8.95%, as compared to $132,140 for 2017. Noninterest income was $137,415 for the year ended December 31, 2016. The increase in noninterest income was primarily driven by the additional income associated with the acquisition of Metropolitan’s operations and, to a lesser extent, Brand’s operations.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $34,660, $33,224 and $31,875 for the twelve months ended December 31, 2018, 2017 and 2016, respectively. Overdraft fees, the largest component of service charges on deposits, were $24,105 for the twelve months ended December 31, 2018 compared to $23,463 and $22,869 for the same period in 2017 and 2016, respectively.
Fees and commissions increased to $23,868 in 2018 as compared to $21,934 and $18,814 for the same period in 2017 and 2016, respectively. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. Interchange fees on debit card transactions, the largest component of fees and commissions, were $20,390 for the twelve months ended December 31, 2018 compared to $18,149 and $16,182 for the same period in 2017 and 2016, respectively. Because our total assets exceeded $10,000,000 at December 31, 2018, beginning on July 1, 2019, we will become subject to the limitations on interchange fees imposed pursuant to §1075 of the Dodd-Frank Act (this provision, which is commonly referred to as the “Durbin Amendment,” is discussed in more detail under the heading “Supervision and Regulation” in Item 1, Business.) Management continues to examine this issue and develop strategies to offset the impact of the Durbin Amendment.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $8,590, $8,361 and $8,508 for the years ended December 31, 2018, 2017 and 2016, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $832, $816 and $1,177 for 2018, 2017 and 2016, respectively.
Our Wealth Management segment has two primary divisions: Trust and Financial Services. The Trust division operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $13,540 for 2018 compared to $11,884 for 2017 and $11,652 for 2016. The market value of assets under management or administration was $3,307,879, $3,233,426 and $3,170,174 at December 31, 2018, 2017 and 2016, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $1,763,246 in 2018, $1,683,454 in 2017 and $1,951,144 in 2016. The overall decrease in mortgage loan originations from 2016 is due to a reduction in the refinancing of mortgage loans as mortgage interest rates have increased; however, the Company's recruiting efforts to add producers throughout our footprint has resulted in additional volume to offset the impact from rising rates.
The following table presents the components of mortgage banking income included in noninterest income at December 31:

	2018	2017	2016
Mortgage servicing income, net	$3,846	$1,796	$268
Gain on sales of loans, net	40,318	19,675	31,654
Fees, net	5,978	21,944	17,521
Mortgage banking income, net	$50,142	$43,415	$49,443
BMG contributed $3,683 to mortgage banking income during 2018 prior to its divestiture.
Noninterest income for the twelve months ended December 31, 2018 includes the Company's net losses on sale of securities of $16, as the Company sold securities with a carrying value $2,403 at the time of sale for net proceeds of $2,387. Gains on sales of securities for the twelve months ended 2017 were $148, resulting from the sale of approximately $495,192 in securities. Securities sold during the fourth quarter of 2017 specifically as part of our deleveraging strategy had an aggregate carrying value of $446,880 on the dates of sale. The Company collected net proceeds of $446,971 which resulted in a net gain of $91 on these sales. Gains on sales of securities for 2016 were $1,186, resulting from the sale of approximately $2,842 in securities. For more information on securities sold during the three year period ended December 31, 2018, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and can fluctuate upon the collection of death benefit proceeds. BOLI income increased to $4,644 in 2018 as compared to $4,353 for the same period in 2017; BOLI income was $4,635 for 2016. In connection with the acquisitions of Brand and Metropolitan, the Company acquired BOLI with a cash surrender value of $40,081 and $19,283, respectively.
Other noninterest income includes contingency income from our insurance underwriters, income from our SBA banking division, and other miscellaneous income and can fluctuate based on the claims experience in our Insurance agency, production in our SBA banking division, and recognition of other unseasonal income items. Other noninterest income was $8,533 for 2018 compared to $8,821 and $11,302 for 2017 and 2016, respectively.
Noninterest Expense

Noninterest Expense to Average Assets
2018	2017	2016
3.11%	3.17%	3.51%
Noninterest expense was $345,029, $301,618 and $295,099 for 2018, 2017 and 2016, respectively. As mentioned previously, the Company incurred expenses in connection with certain transactions with respect to which management is unable to accurately predict when these expenses will be incurred or, when incurred, the amount of such expenses. The following table presents these expenses for the periods presented:

	Twelve Months Ended December 31,
	2018	2017	2016
Merger and Conversion expenses	$14,246	$10,378	$4,023
Debt prepayment penalty	—	205	2,539
Loss share termination	—	—	2,053
Aside from the expenses presented above, the increase in noninterest expense since 2016 was primarily driven by the additional expenses associated with the acquisition of Metropolitan’s operations and, to a lesser extent, Brand’s operations, as discussed in more detail in the remainder of this section. Included in noninterest expense for the year ended December 31, 2018 is $4,398 attributable to BMG.
Salaries and employee benefits is the largest component of noninterest expense and represented 62.11%, 61.18% and 58.44% of total noninterest expense at December 31, 2018, 2017 and 2016, respectively. During 2018, salaries and employee benefits increased $29,754, or 16.12%, to $214,294 as compared to $184,540 for 2017. The increase in salaries and employee benefits is primarily attributable to the addition of the Brand operations and the full-year impact of the acquired Metropolitan operations as well as annual merit based pay increases. Mortgage commissions from the increase in production also contributed to the increase in expense from 2017. Salaries and employee benefits increased $12,092 in 2017 from $172,448 in 2016. The increase in salaries and employee benefits is primarily attributable to the addition of the Metropolitan operations and was slightly offset by a decrease in mortgage commission expense resulting from the decrease in mortgage production from 2016.
The compensation expense recorded in connection with grants of stock options and awards of restricted stock, which is included within salaries and employee benefits, was $6,633, $4,823 and $2,790 for 2018, 2017 and 2016, respectively. A portion of restricted stock awards in all three years was subject to the satisfaction of performance-based conditions.
Data processing costs increased $2,153 to $18,627 in 2018 from $16,474 in 2017. Data processing costs were $17,723 in 2016. Increased costs resulting from the acquired operations of Metropolitan and Brand have been slightly offset by cost savings realized through contract renegotiations.
Net occupancy and equipment expense in 2018 was $42,111, an increase of $4,355, compared to $37,756 for 2017. Net occupancy and equipment expense in 2016 was $34,394. Aside from the increase attributable to the additional locations and assets from Brand and Metropolitan, the increase in net occupancy and equipment expense since 2016 is also attributable to investments in our IT infrastructure in response to banking and governmental regulation and increased global risk from cyber security breaches.
Expenses related to other real estate owned for 2018 were $1,892, compared to $2,470 in 2017 and $5,696 in 2016. Expenses on other real estate owned for 2018 include write downs of $1,545 of the carrying value to fair value on certain pieces of property held in other real estate owned compared to write downs of $1,893 and $3,018 in 2017 and 2016, respectively. Other real estate owned with a cost basis of $7,127 was sold during 2018, resulting in a net gain of $423 compared to other real estate owned with a cost basis of $13,465 sold during 2017 for a net gain of $405. Other real estate owned with a cost basis of $17,529 was sold during 2016, resulting in a net loss of $590.
Professional fees include fees for legal and accounting services. Professional fees were $8,753 for 2018 as compared to $7,150 for 2017 and $7,970 for 2016. Professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation.
Advertising and public relations expense was $9,464 for 2018, an increase of $1,216 compared to $8,248 for 2017. Advertising and public relations expense increased $1,168 for 2017 from $7,080 for 2016. These year-over-year increases are attributable to advertising and marketing costs associated with the Company’s expansion into new markets, an increased focus on digital marketing and branding throughout our footprint as well as an increase in the marketing of the Company’s community involvement.
Amortization of intangible assets totaled $7,179 for 2018 compared to $6,530 for 2017 and $6,747 for 2016. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 1.5 years to approximately 10 years.
Communication expenses are those expenses incurred for communication to clients and between employees. Communication expenses were $8,318 for 2018 as compared to $7,578 for 2017 and $8,329 for 2016. The increased costs as a result of the acquisitions over the last three years was offset in 2017 as the Company transitioned from a traditional telephone system to a Voice over IP phone system, which is more cost efficient.

Efficiency Ratio

	Efficiency Ratio
	2018	2017	2016
Efficiency ratio (GAAP)	63.15%	63.12%	66.25%
Impact on efficiency ratio from:
Net gains on sales of securities	—	0.02	0.17
Intangible amortization	(1.32)	(1.37)	(1.52)
Merger and conversion related expenses	(2.61)	(2.18)	(0.90)
Extinguishment of debt	—	(0.04)	(0.57)
Loss share termination	—	—	(0.46)
Adjusted efficiency ratio (Non-GAAP)	59.22%	59.55%	62.97%
The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The table above shows the impact on the efficiency ratio of expenses that (1) the Company does not consider to be part of our normal operations, such as amortization of intangibles, or (2) the Company incurred in connection with certain transactions where management is unable to accurately predict when these expenses will be incurred or, when incurred, the amount of such expenses, such as merger and conversion related expenses and debt prepayment penalties. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to continue to improve from levels currently reported as a result of revenue growth while at the same time controlling noninterest expenses.
Income Taxes
Income tax expense for 2018, 2017 and 2016 was $41,727, $67,681 and $44,847, respectively. The effective tax rates for those years were 22.12%, 42.34% and 33.03%, respectively. Although taxable income has continued to increase from 2016, the decreased effective tax rate in 2018 as compared to 2017 and 2016 is a result of the lower corporate tax rate that resulted from the enactment of the Tax Cut and Jobs Act which became effective January 1, 2018. The legislation was enacted in December 2017, and as a result, the Company revalued its deferred tax assets based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Included in income tax expense for 2017 is $14,486 attributable to the revaluation of deferred tax assets. Excluding this revaluation, the adjusted effective tax rate for 2017 was 33.27%.

Risk Management
The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”
Credit Risk and Allowance for Loan Losses
Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower default. The Company’s credit quality remained strong in 2018, and the Company continues to see the lowest levels of charge-offs and nonperforming loans since the 2008-2009 recession. This improvement is due in part to the pace of the economic recovery, declining unemployment levels, improved labor participation rate, improved performance of the housing market, and the Company’s continued efforts to bring problem credits to resolution.
Management of Credit Risk. Credit risk is monitored and managed on an ongoing basis by a credit administration department, a loss management committee and the Board of Directors loan committee. Credit quality, adherence to policies and loss mitigation are major concerns of credit administration and these committees. The Company’s central appraisal review department reviews and approves third-party appraisals obtained by the Company on real estate collateral and monitors loan maturities to ensure updated appraisals are obtained. This department is managed by a State Certified General Real Estate Appraiser and employs two additional State Certified General Real Estate Appraisers, one Appraisal Intern and three real estate evaluators.
We have a number of documented loan policies and procedures that set forth the approval and monitoring process of the lending function. Adherence to these policies and procedures is monitored by management and the Board of Directors. A number of committees and an underwriting staff oversee the lending operations of the Company. These include in-house loss management committees and the Board of Directors loan committee. In addition, we maintain a loan review staff to independently monitor loan quality and lending practices, which reports directly to the audit committee of the Board of Directors. Loan review personnel monitor and, if necessary, adjust the grades assigned to loans through periodic examination, focusing their review on commercial and real estate loans rather than consumer and small balance consumer mortgage loans, such as 1-4 family mortgage loans.
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
The Company's practice is to charge off estimated losses as soon as such loss is identified and reasonably quantified. Net charge-offs for 2018 were $3,995, or 0.05% as a percentage of average loans, compared to net charge-offs of $4,076, or 0.06%, for 2017 and $7,230, or 0.12%, for 2016. The charge-offs in 2018 were fully reserved for in the Company’s allowance for loan losses and resulted in no additional provision for loan loss expense.
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
The allowance for loan losses is established after input from management, loan review and the loss management committee. Factors considered by management in evaluating the adequacy of the allowance, which occurs on a quarterly basis, include the internal risk rating of individual credits, loan segmentation, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the unemployment rate and other current economic conditions in the markets in which we operate. In addition, on a regular basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by officer, community bank and the Company as a whole. The allowance for loan losses was $49,026, $46,211 and $42,737 at December 31, 2018, 2017 and 2016, respectively.
The following table presents the allocation of the allowance for loan losses by loan category and the percentage by category relative to the total allowance at December 31 for each of the years presented.

	2018		2017		2016		2015		2014
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$8,269	16.87%	$5,542	11.99%	$5,486	12.84%	$4,186	9.86%	$3,305	7.82%
Real estate – construction	4,755	9.70%	3,428	7.42%	2,380	5.57%	1,852	4.36%	1,415	3.35%
Real estate – 1-4 family mortgage	10,139	20.68%	12,009	25.99%	14,294	33.45%	13,908	32.77%	13,549	32.04%
Real estate – commercial mortgage	24,492	49.96%	23,384	50.60%	19,059	44.60%	21,111	49.75%	22,759	53.82%
Installment loans to individuals(1)	1,371	2.79%	1,848	4.00%	1,518	3.54%	1,380	3.26%	1,261	2.97%
Total	$49,026	100.00%	$46,211	100.00%	$42,737	100.00%	$42,437	100.00%	$42,289	100.00%

(1)	Includes lease financing receivables.

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserve component of the allowance for loan losses, the amount of the allowance determined by applying allowance factors to graded loans, and the amount of the allowance allocated to credit-deteriorated purchased loans, as of the dates presented.

	2018	2017	2016	2015	2014
Specific reserves for impaired loans	$1,514	$2,674	$4,141	$7,600	$10,256
Allocated reserves for remaining portfolio	44,960	41,760	35,776	33,131	30,308
Purchased with deteriorated credit quality	2,552	1,777	2,820	1,706	1,725
Total	$49,026	$46,211	$42,737	$42,437	$42,289
The provision for loan losses is a charge to operating expense in the amount that management determines is necessary to maintain the allowance at the level considered adequate by management to meet the inherent risks of losses in our loan portfolio. Although the Company has experienced lower levels of classified loans and nonperforming loans over the last five years, as illustrated in the nonperforming loan tables later in this section, and while our other credit quality measures have also improved, the growth in non purchased loans over such period has dictated that we maintain an increased level of the provision for loan losses in order to maintain the allowance for loan losses at an acceptable level in light of the increased size of our non purchased loan portfolio. The provision for loan losses was $6,810, $7,550 and $7,530 for 2018, 2017 and 2016, respectively.

Provision for Loan Losses to Average Loans
2018	2017	2016
0.08%	0.11%	0.13%
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
Certain loans purchased are accounted for under ASC 310-30 and are carried at their Day 1 Fair Values, adjusted for any subsequent discount accretion. The fair value of loans accounted for in accordance with ASC 310-30 was $222,254, $227,260 and $271,758 at December 31, 2018, 2017 and 2016, respectively. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. The period end amount of our allowance for loan losses allocated to loans accounted for under ASC 310-30 totaled $2,552, $1,777 and $2,820 during 2018, 2017 and 2016, respectively.

The table below reflects the activity in the allowance for loan losses for the years ended December 31:

	2018	2017	2016	2015	2014
Balance at beginning of year	$46,211	$42,737	$42,437	$42,289	$47,665
Provision for loan losses	6,810	7,550	7,530	4,750	6,167
Charge-offs
Commercial, financial, agricultural	2,415	2,874	2,725	943	1,516
Lease financing	202	87	—	419	—
Real estate – construction	51	—	—	26	—
Real estate – 1-4 family mortgage	2,023	1,713	3,906	2,173	5,662
Real estate – commercial mortgage	1,197	1,791	2,123	2,613	6,186
Installment loans to individuals	540	543	717	602	495
Total charge-offs	6,428	7,008	9,471	6,776	13,859
Recoveries
Commercial, financial, agricultural	618	422	331	361	455
Lease financing	—	—	—	—	—
Real estate – construction	13	105	47	26	33
Real estate – 1-4 family mortgage	573	733	997	1,064	1,325
Real estate – commercial mortgage	1,108	1,565	757	614	436
Installment loans to individuals	121	107	109	109	67
Total recoveries	2,433	2,932	2,241	2,174	2,316
Net charge-offs	3,995	4,076	7,230	4,602	11,543
Balance at end of year	$49,026	$46,211	$42,737	$42,437	$42,289

Net charge-offs to average loans	0.05%	0.06%	0.12%	0.10%	0.29%
Net charge-offs to allowance for loan losses	8.15%	8.82%	16.92%	10.84%	27.30%
Allowance for loan losses to loans	0.54%	0.61%	0.69%	0.78%	1.06%
Allowance for loan losses to loans(1)	0.77%	0.83%	0.91%	1.11%	1.29%
Allowance for loan losses to nonperforming loans(1)	379.96%	348.37%	320.08%	283.46%	209.49%

(1)	Excludes loans and nonperforming loans purchased in previous acquisitions (for additional information, see the information in footnote 3 to the table in Item 6, Selected Financial Data).

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the years ended December 31:

	2018	2017	2016	2015	2014
Real estate – construction:
Residential	$38	$(105)	$(45)	$5	$(33)
Commercial	—	—	—	—	—
Condominiums	—	—	(2)	(5)	—
Total real estate – construction	38	(105)	(47)	—	(33)
Real estate – 1-4 family mortgage:
Primary	351	1,058	941	1,141	953
Home equity	823	221	210	68	878
Rental/investment	(54)	(131)	121	179	702
Land development	330	(168)	1,637	(279)	1,804
Total real estate – 1-4 family mortgage	1,450	980	2,909	1,109	4,337
Real estate – commercial mortgage:
Owner-occupied	162	335	522	1,976	1,649
Non-owner occupied	134	184	439	177	2,981
Land development	(207)	(293)	405	(154)	1,120
Total real estate – commercial mortgage	89	226	1,366	1,999	5,750
Total net charge-offs of loans secured by real estate	$1,577	$1,101	$4,228	$3,108	$10,054
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
Investment securities may be transferred to nonaccrual status where the recognition of investment interest is discontinued. A number of qualitative factors, including but not limited to the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the determination of whether an investment security should be transferred to nonaccrual status. The interest on these nonaccrual investment securities is accounted for on the cash-basis method until qualifying for return to accrual status. There were no nonaccruing investment securities available-for-sale held in our portfolio at December 31, 2018 and 2017, while at December 31, 2016 one of the Company’s investments in pooled trust preferred securities was on nonaccrual status. This security was sold in 2017. For more information about the Company’s trust preferred securities, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

The following table provides details of the Company’s nonperforming assets that are non purchased and nonperforming assets that have been purchased in one of the Company's previous acquisitions as of the dates presented.

	Non Purchased	Purchased	Total
December 31, 2018
Nonaccruing loans	$10,218	$5,836	$16,054
Accruing loans past due 90 days or more	2,685	7,232	9,917
Total nonperforming loans	12,903	13,068	25,971
Other real estate owned	4,853	6,187	11,040
Total nonperforming loans and OREO	17,756	19,255	37,011
Nonaccruing securities available-for-sale, at fair value	—	—	—
Total nonperforming assets	$17,756	$19,255	$37,011
Nonperforming loans to total loans			0.29%
Nonperforming assets to total assets			0.29%

December 31, 2017
Nonaccruing loans	$10,250	$4,424	$14,674
Accruing loans past due 90 days or more	3,015	5,731	8,746
Total nonperforming loans	13,265	10,155	23,420
Other real estate owned	4,410	11,524	15,934
Total nonperforming loans and OREO	17,675	21,679	39,354
Nonaccruing securities available-for-sale, at fair value	—	—	—
Total nonperforming assets	$17,675	$21,679	$39,354
Nonperforming loans to total loans			0.31%
Nonperforming assets to total assets			0.40%

December 31, 2016
Nonaccruing loans	$11,273	$11,347	$22,620
Accruing loans past due 90 days or more	2,079	10,815	12,894
Total nonperforming loans	13,352	22,162	35,514
Other real estate owned	5,929	17,370	23,299
Total nonperforming loans and OREO	19,281	39,532	58,813
Nonaccruing securities available-for-sale, at fair value	9,645	—	9,645
Total nonperforming assets	$28,926	$39,532	$68,458
Nonperforming loans to total loans			0.57%
Nonperforming assets to total assets			0.79%
The recent acquisition of Brand added $3,893 of purchased nonperforming loans at December 31, 2018. Excluding the purchased nonperforming loans from the Company's acquisitions, nonperforming loans decreased $362, or 2.73%, from December 31, 2017 and decreased $449, or 3.36%, from December 31, 2016.

The following table presents nonperforming loans by loan category at December 31 for each of the years presented.

	2018	2017	2016	2015	2014
Commercial, financial, agricultural	$2,461	$2,921	$3,709	$1,504	$1,838
Lease financing	89	159	138	—	—
Real estate – construction:
Residential	68	—	466	176	201
Commercial	—	—	—	—	—
Condominiums	—	—	—	—	—
Total real estate – construction	68	—	466	176	201
Real estate – 1-4 family mortgage:
Primary	10,102	6,221	6,179	9,764	7,535
Home equity	2,047	2,701	2,777	1,900	2,460
Rental/investment	757	395	2,292	5,142	4,600
Land development	980	1,078	1,656	2,091	1,153
Total real estate – 1-4 family mortgage	13,886	10,395	12,904	18,897	15,748
Real estate – commercial mortgage:
Owner-occupied	3,779	5,473	8,282	9,177	12,810
Non-owner occupied	3,933	3,087	6,821	8,372	12,025
Land development	958	1,090	2,757	7,139	12,397
Total real estate – commercial mortgage	8,670	9,650	17,860	24,688	37,232
Installment loans to individuals	797	295	437	162	91
Total nonperforming loans	$25,971	$23,420	$35,514	$45,427	$55,110
The decrease in the level of nonperforming loans, relative to our total loans and our total assets, as shown in the above two tables is a reflection of the Company's continued strategy to aggressively manage problem loans and assets. The Company continues its efforts to bring problem credits to resolution. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 188.77% as of December 31, 2018 as compared to 197.31% as of December 31, 2017 and 120.34% as of December 31, 2016. The coverage ratio for non purchased, nonperforming loans was 379.96% as of December 31, 2018 as compared to 348.37% as of December 31, 2017 and 320.08% as of December 31, 2016.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2018. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $36,597 at December 31, 2018 as compared to $27,738 at December 31, 2017. The recent acquisition of Brand added $11,156 of purchased, loans 30-89 days past due at December 31, 2018.
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

As shown below, restructured loans totaled $12,820 at December 31, 2018 compared to $14,553 at December 31, 2017. At December 31, 2018, loans restructured through interest rate concessions represented 27% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans at December 31, 2018 and 2017:

	2018	2017
Commercial, financial, agricultural	$337	$331
Real estate – 1-4 family mortgage:
Primary	6,261	6,213
Home equity	186	282
Rental/investment	2,005	2,247
Land development	1	4
Total real estate – 1-4 family mortgage	8,453	8,746
Real estate – commercial mortgage:
Owner-occupied	3,189	3,503
Non-owner occupied	722	1,466
Land development	56	440
Total real estate – commercial mortgage	3,967	5,409
Installment loans to individuals	63	67
Total restructured loans	$12,820	$14,553
Changes in the Company’s restructured loans are set forth in the table below for the periods presented.

	2018	2017
Balance as of January 1	$14,553	$11,475
Additional loans with concessions	2,573	7,156
Reclassified as performing	730	1,021
Reductions due to:
Reclassified as nonperforming	(1,868)	(1,639)
Paid in full	(2,300)	(1,488)
Charge-offs	—	(267)
Paydowns	(868)	(681)
Lapse of concession period	—	(1,024)
Balance as of December 31	$12,820	$14,553
The following table shows the principal amounts of nonperforming and restructured loans as of December 31 of each year presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	2018	2017	2016	2015	2014
Nonaccruing loans	$16,054	$14,674	$22,620	$29,034	$44,396
Accruing loans past due 90 days or more	9,917	8,746	12,894	16,393	10,713
Total nonperforming loans	25,971	23,420	35,514	45,427	55,109
Restructured loans	12,820	14,553	11,475	13,453	14,337
Total nonperforming and restructured loans	$38,791	$37,973	$46,989	$58,880	$69,446
Nonperforming loans to loans	0.29%	0.31%	0.57%	0.84%	1.38%

The following table provides details of the Company’s other real estate owned as of December 31, 2018 and 2017:

	2018	2017
Residential real estate	$2,333	$2,441
Commercial real estate	4,297	5,938
Residential land development	1,099	1,881
Commercial land development	3,311	5,674
Total other real estate owned	$11,040	$15,934
Changes in the Company’s other real estate owned were as follows for the periods presented:

	2018	2017
Balance as of January 1	$15,934	$23,299
Purchased OREO	—	1,203
Transfers of loans	3,826	6,699
Impairments	(1,545)	(1,893)
Dispositions	(7,127)	(13,465)
Other	(48)	91
Balance as of December 31	$11,040	$15,934
We realized net gains of $423 and $405 on dispositions of other real estate owned during 2018 and 2017, respectively.
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
Because of the impact of interest rate fluctuations on our profitability, the Board of Directors and management actively monitor and manage our interest rate risk exposure. We have an Asset/Liability Committee (“ALCO”) which is authorized by the Board of Directors to monitor our interest rate sensitivity and to make decisions relating to that process. The ALCO reports to the Investment Committee of the Board of Directors. The ALCO’s goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital. The ALCO uses an asset/liability model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model is used to perform both net interest income forecast simulations for multiple year horizons, and economic value of equity (“EVE”) analyses, under various interest rate scenarios.
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

The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing January 1, 2019, in each case as compared to the result under rates present in the market on December 31, 2018. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and does not take into account changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of:	Economic Value Equity (EVE)	Earning at Risk (EAR) (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	10.85%	4.84%	7.79%
+300	9.48%	3.63%	5.85%
+200	7.21%	2.43%	3.90%
+100	4.00%	1.26%	2.00%
-100	(4.87)%	(1.79)%	(2.70)%
The rate shock results for the EVE and net interest income simulations for the next 24 months produce an asset sensitive position at December 31, 2018. These results are within the parameters set by the Board of Directors. The Company’s interest rate risk strategy is to remain in an asset sensitive position with a focus on increasing variable rate loan production and generating deposits that are less sensitive to increases in interest rates.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 17.41% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2018, securities with a carrying value of $637,607 were pledged to secure government, public, trust, and other deposits and as collateral for short-term borrowings and derivative instruments as compared to $243,755 at December 31, 2017.
Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Federal funds are short term borrowings, generally overnight borrowings, between financial institutions that are used to maintain reserve requirements at the Federal Reserve Bank. There were no federal funds purchased outstanding at December 31, 2018 or 2017. The balance of short-term borrowing from the FHLB (i.e. advances with original maturities less than one year) at December 31, 2018 was $380,000, as compared to $83,000 at December 31, 2017. Long-term funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and may also be used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2018, the balance of our outstanding long-term advances with the FHLB was $6,690 as compared to $7,493 at December 31, 2017. The total amount of the remaining credit available to us from the FHLB at December 31, 2018 was $3,301,543. We also maintain lines of credit with other commercial banks totaling $150,000. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at December 31, 2018 or 2017.
In connection with the acquisition of Brand, the Company assumed $30,000 aggregate principal amount of 8.50% fixed rate subordinated notes due June 27, 2024. In 2017, as part of the Metropolitan acquisition, the Company assumed $15,000 aggregate principal amount of 6.50% fixed-to-floating rate subordinated notes due July 1, 2026. Additionally, in 2016, we accessed the equity and debt capital markets to generate liquidity. For more information, please refer to the discussion of the offering of our subordinated notes under the heading “Financial Condition, Borrowings” above and the discussion of our common stock offering under the heading “Shareholders’ Equity and Regulatory Matters” below.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total			Cost of Funds
	2018	2017	2016	2018	2017	2016
Noninterest-bearing demand	21.88%	21.46%	20.40%	—%	—%	—%
Interest-bearing demand	45.62	44.91	42.96	0.56	0.26	0.19
Savings	6.41	7.06	7.30	0.15	0.07	0.07
Time deposits	21.92	21.35	22.06	1.24	0.85	0.73
Short-term borrowings	1.67	2.71	4.96	2.10	1.22	0.45
Long-term Federal Home Loan Bank advances	0.08	0.10	0.50	3.29	3.40	4.02
Subordinated notes	1.35	1.32	0.49	5.54	5.59	5.45
Other long-term borrowings	1.07	1.09	1.33	5.11	5.01	5.56
Total deposits and borrowed funds	100.00%	100.00%	100.00%	0.70%	0.47%	0.39%
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
Cash and cash equivalents were $569,111 at December 31, 2018, compared to $281,453 at December 31, 2017 and $306,224 at December 31, 2016. Cash used in investing activities for the year ended December 31, 2018 was $498,581 compared to cash provided by investing activities of $75,142 in 2017 and cash used in investing activities of $351,993 in 2016. Proceeds from the sale, maturity or call of securities within our investment portfolio were $163,090 for 2018 compared to $680,667 for 2017 and $281,792 in 2016. The large increase in proceeds from the sale, maturity or call of securities in 2017 was related to our deleveraging strategy. As is discussed above under the heading “Financial Condition,” the majority of these proceeds were used to pay down certain wholesale funding sources. The remainder of these proceeds from the investment portfolio were primarily reinvested back into the securities portfolio or used to fund loan growth. Purchases of investment securities were $686,887 for 2018 compared to $210,190 for 2017 and $155,400 for 2016. The large increase in the purchases of investment securities in 2018 is related to the releveraging of the balance sheet.
Cash provided by financing activities for the year ended December 31, 2018 was $708,833 compared to cash used in financing activities of $301,474 and provided by financing activities of $282,849 for the years ended December 31, 2017 and 2016, respectively. Overall deposits, excluding deposits acquired during each year, increased $496,404 for the year ended December 31, 2018 compared to a decrease of $77,129 for the same period in 2017 and an increase of $489,089 for the year end 2016.
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
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2018, the maximum amount available for transfer from the Bank to the Company in the form of loans was $133,162. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,052. There were no amounts outstanding under this line of credit at December 31, 2018. These restrictions did not have any impact on the Company’s ability to meet its cash obligations, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Loan commitments	$2,068,749	$1,619,022	$1,263,059
Standby letters of credit	104,664	68,946	44,086
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2018, the Company had notional amounts of $196,049 on interest rate contracts with corporate customers and $196,049 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.
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

Contractual Obligations
The following table presents, as of December 31, 2018, significant fixed and determinable contractual obligations to third parties by payment date. The Note Reference below refers to the applicable footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

		Payments Due In:
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Operating leases	7	$9,389	$14,538	$8,640	$12,592	$45,159
Deposits without a stated maturity(1)	11	7,765,773	—	—	—	7,765,773
Time deposits(1)	11	1,389,489	877,317	93,697	2,281	2,362,784
Short-term borrowings	12	387,706	—	—	—	387,706
Federal Home Loan Bank advances	13	1,759	452	1,340	3,139	6,690
Junior subordinated debentures	13	—	—	—	109,636	109,636
Subordinated notes	13	—	—	—	147,239	147,239
Other long-term debt	13	53	—	—	—	53
Total contractual obligations		$9,554,169	$892,307	$103,677	$274,887	$10,825,040

(1)	Excludes interest.
Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $2,043,913 and $1,514,983 at December 31, 2018 and 2017, respectively. Book value per share was $34.91 and $30.72 at December 31, 2018 and 2017, respectively. The growth in shareholders’ equity was attributable to the acquisition of Brand as well as earnings retention offset by dividends declared and changes in accumulated other comprehensive income.
The Company maintains a shelf registration statement with the SEC. The shelf registration statement, which was effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, debt securities, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes as described in any prospectus supplement and could include the expansion of the Company’s banking, insurance and wealth management operations as well as other business opportunities. As discussed above under the heading “Financial Condition, Borrowings,” in August 2016 the Company completed its underwritten public offering of subordinated notes pursuant to this registration statement. In December 2016 the Company completed its underwritten public offering of 2,135,000 shares of the Company’s common stock pursuant to this registration statement at a public offering price of $41.50 per share.
The Company announced a $50 million stock repurchase program in October 2018. During the fourth quarter of 2018, the Company repurchased $7.1 million of common stock at a weighted average price of $35.48. The plan will remain in effect until the earlier of October 2019 or the repurchase of the entire amount of common stock authorized to be repurchased by the Board of Directors.
The Company has junior subordinated debentures with a carrying value of $109,636 at December 31, 2018, of which $106,045 are included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition we exceed $15,000,000 in assets, or if we make any acquisition after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.
The Company has subordinated notes with a carrying value of $147,239 at December 31, 2018, of which $143,452 are included in the Company's Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%
The following table includes the capital ratios and capital amounts for the Company and the Bank for the years presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the phase-in of the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Renasant Corporation:
Tier 1 leverage ratio	$1,188,412	10.11%	$587,939	5.00%	$470,352	4.00%
Common equity tier 1 capital ratio	1,085,751	11.05%	638,468	6.50%	626,189	6.375%
Tier 1 risk-based capital ratio	1,188,412	12.10%	785,806	8.00%	773,528	7.875%
Total risk-based capital ratio	1,386,507	14.12%	982,258	10.00%	969,979	9.875%
Renasant Bank:
Tier 1 leverage ratio	$1,276,976	10.88%	$587,090	5.00%	$469,672	4.00%
Common equity tier 1 capital ratio	1,276,976	13.02%	637,552	6.50%	625,291	6.375%
Tier 1 risk-based capital ratio	1,276,976	13.02%	784,679	8.00%	772,418	7.875%
Total risk-based capital ratio	1,331,619	13.58%	980,849	10.00%	968,588	9.875%
December 31, 2017
Renasant Corporation:
Tier 1 leverage ratio	$979,604	10.18%	$481,086	5.00%	$384,968	4.00%
Common equity tier 1 capital ratio	896,733	11.34%	513,827	6.50%	454,539	5.75%
Tier 1 risk-based capital ratio	979,604	12.39%	632,402	8.00%	573,114	7.25%
Total risk-based capital ratio	1,142,926	14.46%	790,503	10.00%	731,215	9.25%
Renasant Bank:
Tier 1 leverage ratio	$1,000,715	10.42%	$480,353	5.00%	$384,282	4.00%
Common equity tier 1 capital ratio	1,000,715	12.69%	512,570	6.50%	453,427	5.75%
Tier 1 risk-based capital ratio	1,000,715	12.69%	630,856	8.00%	571,713	7.25%
Total risk-based capital ratio	1,050,751	13.32%	788,569	10.00%	729,427	9.25%
For a detailed discussion of the capital adequacy guidelines applicable to the Company and the Bank, please refer to the information under the heading “Capital Adequacy Guidelines” in the “Supervision and Regulation-Supervision and Regulation of Renasant Corporation” sections and the “Supervision and Regulation-Supervision and Regulation of Renasant Bank” section in Item 1, Business.

Non-GAAP Financial Measures
In addition to results presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), this document contains certain non-GAAP financial measures, namely, return on average tangible shareholders’ equity, return on average tangible assets, the ratio of tangible equity to tangible assets and an adjusted efficiency ratio. These non-GAAP financial measures adjust GAAP financial measures to exclude intangible assets and certain charges (such as merger and conversion expenses, debt prepayment penalties and loss share termination expense) with respect to which the Company is unable to accurately predict when these charges will be incurred or, when incurred, the amount thereof. Management uses these measures to evaluate capital utilization and adequacy. In addition, the Company believes that these non-GAAP financial measures facilitate the making of period-to-period comparisons and are meaningful indicators of its operating performance, particularly because these measures are widely used by industry analysts for companies with merger and acquisition activities. Also, because intangible assets such as goodwill and the core deposit intangible and charges such as merger and conversion expenses can vary extensively from company to company and, as to intangible assets, are excluded from the calculation of a financial institution’s regulatory capital, the Company believes that the presentation of this non-GAAP financial information allows readers to more easily compare the Company’s results to information provided in other regulatory reports and the results of other companies. The reconciliations from GAAP to non-GAAP for these financial measures are below.

Return on average tangible shareholders' equity and Return on average tangible assets
	2018	2017	2016	2015	2014
Net income (GAAP)	$146,920	$92,188	$90,930	$68,014	$59,582
Amortization of intangibles, net of tax	5,591	4,358	4,518	4,137	3,889
Tangible net income (non-GAAP)	152,511	96,546	95,448	72,151	63,471

Average shareholders' equity (GAAP)	1,701,334	1,380,950	1,116,038	876,915	691,802
Intangibles	747,008	565,507	491,530	379,469	301,104
Average tangible shareholders' equity (non-GAAP)	954,326	815,443	624,508	497,446	390,698

Average total assets (GAAP)	11,104,567	9,509,308	8,416,510	6,874,982	5,816,517
Intangibles	747,008	565,507	491,530	379,469	301,104
Average tangible assets (non-GAAP)	10,357,559	8,943,801	7,924,980	6,495,513	5,515,413

Return on (average) shareholders' equity (GAAP)	8.64%	6.68%	8.15%	7.76%	8.61%
Effect of adjustment for intangible assets	7.34%	5.16%	7.13%	6.74%	7.64%
Return on average tangible shareholders' equity (non-GAAP)	15.98%	11.84%	15.28%	14.50%	16.25%

Return on (average) assets (GAAP)	1.32%	0.97%	1.08%	0.99%	1.02%
Effect of adjustment for intangible assets	0.15%	0.11%	0.12%	0.12%	0.13%
Return on average tangible assets (non-GAAP)	1.47%	1.08%	1.20%	1.11%	1.15%

Tangible common equity ratio (Tangible shareholders' equity to tangible assets)
	2018	2017	2016	2015	2014
Actual shareholders' equity (GAAP)	$2,043,913	$1,514,983	$1,232,883	$1,036,818	$711,651
Intangibles	977,793	635,556	494,608	474,682	297,330
Actual tangible shareholders' equity (non-GAAP)	1,066,120	879,427	738,275	562,136	414,321

Actual total assets (GAAP)	12,934,878	9,829,981	8,699,851	7,926,496	5,805,129
Intangibles	977,793	635,556	494,608	474,682	297,330
Actual tangible assets (non-GAAP)	11,957,085	9,194,425	8,205,243	7,451,814	5,507,799

Tangible Common Equity Ratio
Shareholders' equity to actual assets (GAAP)	15.80%	15.41%	14.17%	13.08%	12.26%
Effect of adjustment for intangible assets	6.88%	5.85%	5.17%	5.54%	4.74%
Tangible shareholders' equity to tangible assets (non-GAAP)	8.92%	9.56%	9.00%	7.54%	7.52%

Return on average tangible shareholders' equity and Return on average tangible assets with exclusions
	2018	2017	2016
Net income (GAAP)	$146,920	$92,188	$90,930
Merger and conversion expense, net of tax	11,095	6,925	2,694
Debt prepayment penalties, net of tax	—	137	1,700
Loss share termination, net of tax	—	—	1,495
Revaluation of net deferred tax assets	—	14,486	—
Net income with exclusions (non-GAAP)	158,015	113,736	96,819
Amortization of intangibles, net of tax	5,591	4,358	4,518
Tangible net income with exclusions (non-GAAP)	163,606	118,094	101,337

Average shareholders' equity (GAAP)	1,701,334	1,380,950	1,116,038
Intangibles	747,008	565,507	491,530
Average tangible shareholders' equity (non-GAAP)	954,326	815,443	624,508

Average total assets (GAAP)	11,104,567	9,509,308	8,416,510
Intangibles	747,008	565,507	491,530
Average tangible assets (non-GAAP)	10,357,559	8,943,801	7,924,980

Return on average shareholders' equity with exclusions (non-GAAP)	9.29%	8.24%	8.68%
Effect of adjustment for intangible assets	7.85%	6.24%	7.55%
Return on average tangible shareholders' equity with exclusions (non-GAAP)	17.14%	14.48%	16.23%

Return on average assets with exclusions (non-GAAP)	1.42%	1.20%	1.15%
Effect of adjustment for intangible assets	0.16%	0.12%	0.13%
Return on average tangible assets with exclusions(non-GAAP)	1.58%	1.32%	1.28%

Adjusted Efficiency Ratio
	2018	2017	2016
Interest income (fully tax equivalent basis)	$467,755	$383,596	$336,149
Interest expense	65,329	37,853	28,147
Net interest income (fully tax equivalent basis)	402,426	345,743	308,002

Total noninterest income	143,961	132,140	137,415
Net gains on sales of securities	(16)	148	1,186
Adjusted noninterest income	143,977	131,992	136,229

Total noninterest expense	345,029	301,618	295,099
Intangible amortization	7,179	6,530	6,747
Merger and conversion related expenses	14,246	10,378	4,023
Extinguishment of debt	—	205	2,539
Loss share termination	—	—	2,053
Adjusted noninterest expense	323,604	284,505	279,737

Efficiency Ratio (GAAP)	63.15%	63.12%	66.25%
Adjusted Efficiency Ratio (non-GAAP)	59.22%	59.55%	62.97%
None of the non-GAAP financial measures the Company has included in this document is intended to be considered in isolation or as a substitute for any measure prepared in accordance with GAAP. Readers of this Form 10-K should note that, because there are no standard definitions for how to calculate the non-GAAP financial measures that we use as well as the results, the Company's calculations may not be comparable to similarly titled measures presented by other companies. Also, there may be limits in the usefulness of these measures to readers of this document. As a result, the Company encourages readers to consider its consolidated financial statements and footnotes thereto in their entirety and not to rely on any single financial measure.
SEC Form 10-K
A COPY OF THIS ANNUAL REPORT ON FORM 10-K, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, MAY BE OBTAINED WITHOUT CHARGE BY DIRECTING A WRITTEN REQUEST TO: JOHN S. OXFORD, SENIOR VICE PRESIDENT AND DIRECTOR OF MARKETING AND PUBLIC RELATIONS, RENASANT BANK, 209 TROY STREET, TUPELO, MISSISSIPPI, 38804-4827.
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
RENASANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

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
Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2018, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2018, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.” HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

C. Mitchell Waycaster	Kevin D. Chapman
President and	Executive Vice President and
Chief Executive Officer	Chief Financial and Operating Officer

February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Renasant Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Renasant Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2019, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HORNE LLP

We have served as the Company's auditor since 2005.

Memphis, Tennessee
February 27, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Renasant Corporation
Opinion on the Internal Control Over Financial Reporting

We have audited Renasant Corporation and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria for effective internal control over financial reporting described in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated financial statements of the Company as of December 31, 2018 and our report dated February 27, 2019 expressed an unqualified opinion.

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

/s/ HORNE LLP
Memphis, Tennessee
February 27, 2019

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,
	2018	2017
Assets
Cash and due from banks	$198,515	$187,838
Interest-bearing balances with banks	370,596	93,615
Cash and cash equivalents	569,111	281,453
Securities available for sale, at fair value	1,250,777	671,488
Loans held for sale ($219,848 and $108,316 carried at fair value at December 31, 2018 and 2017, respectively)	411,427	108,316
Loans, net of unearned income:
Non purchased loans and leases	6,389,712	5,588,556
Purchased loans	2,693,417	2,031,766
Total loans, net of unearned income	9,083,129	7,620,322
Allowance for loan losses	(49,026)	(46,211)
Loans, net	9,034,103	7,574,111
Premises and equipment, net	209,168	183,254
Other real estate owned:
Non purchased	4,853	4,410
Purchased	6,187	11,524
Total other real estate owned, net	11,040	15,934
Goodwill	932,928	611,046
Other intangible assets, net	44,865	24,510
Bank-owned life insurance	220,608	175,863
Mortgage servicing rights	48,230	39,339
Other assets	202,621	144,667
Total assets	$12,934,878	$9,829,981
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$2,318,706	$1,840,424
Interest-bearing	7,809,851	6,080,651
Total deposits	10,128,557	7,921,075
Short-term borrowings	387,706	89,814
Long-term debt	263,618	207,546
Other liabilities	111,084	96,563
Total liabilities	10,890,965	8,314,998
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 and 49,990,248 shares issued, respectively; 58,546,480 and 49,321,231 shares outstanding, respectively	296,483	249,951
Treasury stock, at cost, 750,245 and 669,017 shares, respectively	(24,245)	(19,906)
Additional paid-in capital	1,288,911	898,095
Retained earnings	500,660	397,354
Accumulated other comprehensive loss, net of taxes	(17,896)	(10,511)
Total shareholders’ equity	2,043,913	1,514,983
Total liabilities and shareholders’ equity	$12,934,878	$9,829,981
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Share Data)

	Year Ended December 31,
	2018	2017	2016
Interest income
Loans	$428,374	$344,472	$302,314
Securities
Taxable	23,948	18,531	16,551
Tax-exempt	6,456	9,433	9,814
Other	3,076	2,314	459
Total interest income	461,854	374,750	329,138
Interest expense
Deposits	49,760	24,620	17,856
Borrowings	15,569	13,233	10,291
Total interest expense	65,329	37,853	28,147
Net interest income	396,525	336,897	300,991
Provision for loan losses	6,810	7,550	7,530
Net interest income after provision for loan losses	389,715	329,347	293,461
Noninterest income
Service charges on deposit accounts	34,660	33,224	31,875
Fees and commissions	23,868	21,934	18,814
Insurance commissions	8,590	8,361	8,508
Wealth management revenue	13,540	11,884	11,652
Mortgage banking income	50,142	43,415	49,443
Net (losses) gains on sales of securities	(16)	148	1,186
BOLI income	4,644	4,353	4,635
Other	8,533	8,821	11,302
Total noninterest income	143,961	132,140	137,415
Noninterest expense
Salaries and employee benefits	214,294	184,540	172,448
Data processing	18,627	16,474	17,723
Net occupancy and equipment	42,111	37,756	34,394
Other real estate owned	1,892	2,470	5,696
Professional fees	8,753	7,150	7,970
Advertising and public relations	9,464	8,248	7,080
Intangible amortization	7,179	6,530	6,747
Communications	8,318	7,578	8,329
Merger and conversion related expenses	14,246	10,378	4,023
Extinguishment of debt	—	205	2,539
Loss share termination	—	—	2,053
Other	20,145	20,289	26,097
Total noninterest expense	345,029	301,618	295,099
Income before income taxes	188,647	159,869	135,777
Income taxes	41,727	67,681	44,847
Net income	$146,920	$92,188	$90,930
Basic earnings per share	$2.80	$1.97	$2.18
Diluted earnings per share	$2.79	$1.96	$2.17
Cash dividends per common share	$0.80	$0.73	$0.71
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$146,920	$92,188	$90,930
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding losses on securities	(8,315)	(2,218)	(6,206)
Reclassification adjustment for losses (gains) realized in net income	12	(91)	(727)
Unrealized holding gains on securities transferred from held to maturity to available for sale	—	8,108	—
Amortization of unrealized holding gains on securities transferred to the held to maturity category	—	(173)	(61)
Total securities available for sale	(8,303)	5,626	(6,994)
Derivative instruments:
Unrealized holding gains on derivative instruments	365	536	527
Total derivative instruments	365	536	527
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	308	1,028	31
Amortization of net actuarial loss recognized in net periodic pension cost	245	249	302
Reclassification adjustment for net settlement gain realized in net income	—	—	(235)
Total defined benefit pension and post-retirement benefit plans	553	1,277	98
Other comprehensive (loss) income, net of tax	(7,385)	7,439	(6,369)
Comprehensive income	$139,535	$99,627	$84,561
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount					Total
Balance at January 1, 2016	40,293,291	$206,460	$(22,385)	$585,938	$276,340	$(9,535)	$1,036,818
Net income					90,930		90,930
Other comprehensive income (loss)						(6,369)	(6,369)
Comprehensive income							84,561
Cash dividends ($0.71 per share)					(29,734)		(29,734)
Common stock issued in connection with an acquisition	1,680,021	8,400		46,890			55,290
Common stock issued in public offering	2,135,000	10,675		73,430			84,105
Issuance of common stock for stock-based compensation awards	223,961		693	(2,345)			(1,652)
Stock-based compensation expense				3,117			3,117
Other, net				378	—		378
Balance at December 31, 2016	44,332,273	$225,535	$(21,692)	$707,408	$337,536	$(15,904)	$1,232,883
Net income					92,188		92,188
Other comprehensive income						7,439	7,439
Comprehensive income							99,627
Reclassification of the income tax effects of the Tax Cuts and Jobs Act to Retained earnings					2,046	(2,046)	—
Cash dividends ($0.73 per share)					(34,416)		(34,416)
Common stock issued in connection with an acquisition	4,883,182	24,416		189,174			213,590
Issuance of common stock for stock-based compensation awards	105,776		1,786	(3,976)			(2,190)
Stock-based compensation expense				5,293			5,293
Other, net				196			196
Balance at December 31, 2017	49,321,231	$249,951	$(19,906)	$898,095	$397,354	$(10,511)	$1,514,983
Net income					146,920		146,920
Other comprehensive income (loss)						(7,385)	(7,385)
Comprehensive income							139,535
Repurchase of shares in connection with stock repurchase program	(199,065)		(7,062)				(7,062)
Cash dividends ($0.80 per share)					(43,614)		(43,614)
Common stock issued in connection with an acquisition	9,306,477	46,532		387,987			434,519
Repurchase of shares in connection with acquisition related to stock-based compensation awards	(2,000)		(93)				(93)
Issuance of common stock for stock-based compensation awards	119,837		2,816	(4,679)			(1,863)
Stock-based compensation expense				7,251			7,251
Other, net				257			257
Balance at December 31, 2018	58,546,480	$296,483	$(24,245)	$1,288,911	$500,660	$(17,896)	$2,043,913
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Except Share Data)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$146,920	$92,188	$90,930
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,810	7,550	7,530
Depreciation, amortization and accretion	3,496	4,832	3,091
Deferred income tax expense	16,444	23,461	11,037
Revaluation of net deferred tax assets due to changes in tax law	—	14,486	—
Funding of mortgage loans held for sale	(1,763,246)	(1,683,454)	(1,951,144)
Proceeds from sales of mortgage loans held for sale	1,698,141	1,775,450	2,031,036
Gains on sales of mortgage loans held for sale	(40,318)	(19,675)	(31,654)
Losses (gains) on sales of securities	16	(148)	(1,186)
Loss on extinguishment of debt	—	205	2,539
(Gains) losses on sales of premises and equipment	(198)	565	115
Stock-based compensation	7,251	5,293	3,117
Decrease in FDIC loss share indemnification asset, net of accretion and amortization	—	—	2,891
Loss on termination of FDIC loss share agreements	—	—	2,053
Decrease (increase) in other assets	44,044	(6,620)	10,136
Decrease in other liabilities	(41,954)	(12,572)	(16,694)
Net cash provided by operating activities	77,406	201,561	163,797
Investing activities
Purchases of securities available for sale	(686,887)	(210,190)	(140,133)
Proceeds from sales of securities available for sale	2,387	495,340	4,028
Proceeds from call/maturities of securities available for sale	160,703	169,445	158,359
Purchases of securities held to maturity	—	—	(15,267)
Proceeds from call/maturities of securities held to maturity	—	15,882	119,405
Net increase in loans	(115,208)	(440,205)	(504,640)
Purchases of premises and equipment	(22,360)	(13,047)	(13,560)
Proceeds from sales of premises and equipment	921	2,101	2,462
Proceeds from sales of other assets	8,361	14,131	16,939
Payment made to FDIC to terminate loss share agreements	—	—	(4,849)
Net cash received in acquisition	153,502	41,685	25,263
Net cash (used in) provided by investing activities	(498,581)	75,142	(351,993)
Financing activities
Net increase in noninterest-bearing deposits	49,087	11,588	209,943
Net increase (decrease) in interest-bearing deposits	447,317	(88,717)	279,146
Net increase (decrease) in short-term borrowings	263,753	(19,862)	(314,952)
Proceeds from long-term debt	—	—	98,385
Repayment of long-term debt	(849)	(170,240)	(47,230)
Cash paid for dividends	(43,614)	(34,416)	(29,734)
Repurchase of shares in connection with stock repurchase program	(7,062)	—	—
Cash received on exercise of stock options	201	173	415
Excess tax benefits from exercise of stock options	—	—	2,771
Proceeds from equity offering	—	—	84,105
Net cash provided by (used in) financing activities	708,833	(301,474)	282,849
Net increase (decrease) in cash and cash equivalents	287,658	(24,771)	94,653
Cash and cash equivalents at beginning of year	281,453	306,224	211,571
Cash and cash equivalents at end of year	$569,111	$281,453	$306,224

See Notes to Consolidated Financial Statements.         81

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosures
Cash paid for interest	$66,706	$36,888	$25,871
Cash paid for income taxes	$24,520	$32,556	$22,731
Noncash transactions:
Transfers of loans to other real estate	$3,826	$6,699	$8,870
Financed sales of other real estate owned	$531	$773	$2,070
Transfers of loans held for sale to loan portfolio	$1,732	$563	$17,838
Common stock issued in acquisition of businesses	$434,519	$213,590	$55,290
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies
(Dollar amounts in thousands)
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”) and Renasant Insurance, Inc. Through its subsidiaries, the Company offers a diversified range of financial, wealth management, fiduciary and insurance services to its retail and commercial customers from full service offices located throughout north and central Mississippi, Tennessee, Alabama, Georgia and Florida.
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
The amortized cost of securities, regardless of classification, is adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is included in interest income from securities, as is dividend income. Realized gains and losses on sales of securities are reflected under the line item “Net gains on sales of securities” on the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.
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
Loans Held for Sale: Residential mortgage loans held for sale are included in the line item “Loans held for sale” on the Company’s Consolidated Balance Sheet. The Company has elected to carry these loans at fair value as permitted under the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” (“ASC 825”). Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These realized and unrealized gains and losses are classified under the line item “Mortgage banking income” on the Consolidated Statements of Income.
In connection with the acquisition of Brand, the Company acquired a portfolio of non-mortgage consumer loans, which are also included in the line item “Loans held for sale” on the Company’s Consolidated Balance Sheet as of December 31, 2018. The Company is currently evaluating its long-term plans with respect to this portfolio. In accordance with ASC Topic 850, “Business Combinations”, these loans were measured at fair value as of the acquisition date. Subsequent to the acquisition date, these loans are carried at the lower of amortized cost or fair value.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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
Business Combinations, Accounting for Credit-Deteriorated Purchased Loans and Related Assets: Business combinations are accounted for by applying the acquisition method in accordance with ASC 805, “Business Combinations.” Under the acquisition method, identifiable assets acquired and liabilities assumed and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date and are recognized separately from goodwill. Results of operations of the acquired entities are included in the Consolidated Statements of Income from the date of acquisition. Acquisition costs incurred by the Company are expensed as incurred.
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
Mortgage Servicing Rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, mortgage interest rates and other factors. Mortgage servicing rights were carried at amortized cost at December 31, 2018 and 2017, respectively. Impairment losses on mortgage servicing rights are recognized to the extent by which the unamortized cost exceeds fair value. Changes to the fair value of the mortgage servicing rights are recorded as part of Mortgage banking income in the Consolidated Statements of Income.
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives. Goodwill and other intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting segments. In determining the fair value of the Company’s reporting units, management uses the market approach. Other intangible assets, consisting of core deposit intangibles and customer relationship intangibles, are reviewed for events or circumstances which could impact the recoverability of the intangible asset, such as a loss of core deposits, increased competition or adverse changes in the economy. No impairment was identified for the Company’s goodwill or its other intangible assets as a result of the testing performed during 2018, 2017 or 2016.
Bank-Owned Life Insurance: Bank-owned life insurance (“BOLI”) is an institutionally-priced insurance product that is specifically designed for purchase by insured depository institutions. The Company has purchased such insurance policies on certain employees, with Renasant Bank being listed as the primary beneficiary. The carrying value of BOLI is recorded at the cash surrender value of the policies, net of any applicable surrender charges. In connection with the acquisitions of Brand and Metropolitan (each as defined below in Note 2, “Mergers and Acquisitions”), the Company acquired BOLI with a cash surrender value of $40,081 and $19,283, respectively, at the acquisition date. Changes in the value of the cash surrender value of the policies are reflected under the line item “BOLI income” on the Consolidated Statements of Income.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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
Retirement Plans: The Company sponsors a noncontributory pension plan and provides retiree medical benefits for certain employees. The Company’s independent actuary firm prepares actuarial valuations of pension cost and obligation under ASC 715, “Compensation – Retirement Benefits” (“ASC 715”), using assumptions and estimates derived in accordance with the guidance set forth in ASC 715. Expense related to the plans is included under the line item “Salaries and employee benefits” on the

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

Consolidated Statements of Income. Actuarial gains and losses are recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of plan expense. See Note 14, “Employee Benefit and Deferred Compensation Plans,” for further details regarding the Company’s retirement plans.
Stock-Based Compensation: The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation - Stock Compensation.” Compensation expense for option grants and restricted stock awards is determined based on the estimated fair value of the stock options and restricted stock on the applicable grant or award date and is recognized over the respective awards’ vesting period. The Company has elected to account for forfeitures in compensation cost when they occur as permitted under the guidance in ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Expense associated with the Company’s stock-based compensation is included under the line item “Salaries and employee benefits” on the Consolidated Statements of Income. See Note 14, “Employee Benefit and Deferred Compensation Plans,” for further details regarding the Company’s stock-based compensation.
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
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements, and has determined that no significant events occurred after December 31, 2018 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.
Impact of Recently-Issued Accounting Standards and Pronouncements:
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 (“ASU 2014-09”), which is an update to FASB Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”). ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For a majority of the Company’s income streams, including interest income earned on loans and leases, the recognition of revenue is governed by other accounting standards and is specifically excluded from the coverage of ASC 606. In addition, the Company’s revenue that is covered by ASC 606, the most significant of which is service charges on deposit accounts, is generally based on day-to-day contracts with Company customers and, as a result, is not impacted by the new guidance. The Company adopted ASU 2014-09 in the first quarter of 2018, and there was no impact to the financial statements at the time of adoption. The Company has included newly applicable revenue disclosures in this filing in Note 27, “Revenue Recognition.”
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
In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 amends the accounting model and disclosure requirements for leases.  The prior accounting model for leases distinguished between capital leases, which were recognized on-balance sheet, and operating leases, which were not.  Under the new standard, lease classifications are defined as finance leases, which are similar to capital leases under prior GAAP, and operating leases.  Further, a lessee recognizes a lease liability and a right-of-use asset for all leases with a term greater than 12 months on its balance sheet regardless of the lease’s classification, which will increase reported assets and liabilities.  The accounting model and disclosure requirements for lessors remains substantially unchanged from prior GAAP. This standard became effective on January 1, 2019. The Company will record a right-of-use asset and a lease liability of approximately $55,000 as of the effective date of the standard. The guidance will not

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

have a material impact on the Company’s statement of income. The Company will include newly required disclosures beginning in the quarterly reporting for the first quarter of 2019.
In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The update will significantly change the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset's remaining life. FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model would include loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. For public companies, this update becomes effective for interim and annual periods beginning after December 15, 2019. The Company has formed an implementation committee comprised of both accounting and credit employees to guide Renasant Bank through the implementation of ASU 2016-13. The Company has also engaged a third party to act as a consultant and software provider to assist in the implementation of the CECL model. The implementation committee and the consultant have established the CECL blueprint for Renasant Bank, which includes the selected methodology, proper pool segmentation and loan data validation. Currently, the CECL committee is working with the consultant to build the CECL model and expects to run a preliminary CECL calculation in the second quarter of 2019.
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
In March 2017, FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). ASU 2017-08 requires the amortization period for certain callable debt securities held at a premium to be the earliest call date.  ASU 2017-08 will be effective for interim and annual periods beginning after December 15, 2018. This update became effective January 1, 2019 and did not have a material impact on the Company’s financial statements.
In August 2017, FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 is intended to simplify hedge accounting by eliminating the requirement to separately measure and report hedge effectiveness. ASU 2017-12 also seeks to expand the application of hedge accounting by modifying current requirements to include hedge accounting on partial-term hedges, the hedging of prepayable financial instruments and other strategies. This update became effective January 1, 2019 and did not have a material impact on the Company’s financial statements.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 2 – Mergers and Acquisitions
(Dollar amounts in thousands)
Acquisition of Brand Group Holdings, Inc.
Effective September 1, 2018, the Company completed its acquisition by merger of Brand Group Holdings, Inc. (“Brand”), the parent company of The Brand Banking Company (“Brand Bank”), in a transaction valued at approximately $474,453. The Company issued 9,306,477 shares of common stock and paid approximately $21,879 to Brand shareholders, excluding cash paid for fractional shares, and paid approximately $17,157, net of tax benefit, to Brand stock option holders for 100% of the voting equity interest in Brand. At closing, Brand merged with and into the Company, with the Company the surviving corporation in the merger; immediately thereafter, Brand Bank merged with and into Renasant Bank, with Renasant Bank the surviving banking corporation in the merger. On September 1, 2018, Brand operated thirteen banking locations throughout the greater Atlanta market.

The Company recorded approximately $349,416 in intangible assets which consist of goodwill of $321,882 and a core deposit intangible of $27,534. Goodwill resulted from a combination of revenue enhancements from expansion in existing markets and efficiencies resulting from operational synergies. The fair value of the core deposit intangible is being amortized over the estimated useful life, currently expected to be approximately 10 years. The goodwill is not deductible for income tax purposes. The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company’s acquisition of Brand based on their fair values on September 1, 2018.

Purchase Price:
Shares issued to common shareholders	9,306,477
Purchase price per share	$46.69
Value of stock paid		$434,519
Cash consideration paid		21,879
Cash paid for fractional shares		4
Cash settlement for stock options, net of tax benefit		17,157
Deal charges paid on behalf of Brand		894
Total Purchase Price		$474,453
Net Assets Acquired:
Stockholders’ equity at acquisition date	$138,896
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	(231)
Loans, including loans held for sale	(20,926)
Premises and equipment	910
Intangible assets	27,534
Other assets	(3,304)
Deposits	(1,367)
Borrowings	(3,236)
Other liabilities	13,338
Deferred income taxes	957
Total Net Assets Acquired		152,571
Goodwill resulting from merger(1)		$321,882
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

Cash and cash equivalents	$193,436
Securities	71,246
Loans, including loans held for sale	1,589,254
Premises and equipment	20,070
Intangible assets	349,416
Other assets	112,050
Total assets	2,335,472

Deposits	1,714,177
Borrowings	90,912
Other liabilities	55,930
Total liabilities	1,861,019
As part of the merger agreement, Brand agreed to divest the operations of its subsidiary Brand Mortgage Group, LLC (“BMG”), which transaction was completed as of October 31, 2018. As a result, the balance sheet and results of operations of BMG, which the Company considers to be immaterial to the overall results of the Company, were included in the Company’s balance sheet and consolidated results of operations from September 1, 2018 to October 31, 2018. The following table summarizes the significant assets acquired and liabilities assumed from BMG:

(in thousands)	September 1, 2018
Loans held for sale	48,100
Borrowings	34,139

The following table summarizes the results of operations for BMG included in the Company’s Consolidated Statements of
Income for the twelve months ended December 31, 2018:

(in thousands)
Interest income	$357
Interest expense	279
Net interest income	78
Noninterest income	4,043
Noninterest expense	4,398
Net income before taxes	$(277)

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

Purchase Price:
Shares issued to common shareholders	4,883,182
Purchase price per share	$43.74
Value of stock paid		$213,590
Cash paid for fractional shares		5
Cash settlement for stock options		4,764
Deal charges paid on behalf of Metropolitan		1,102
Total Purchase Price		$219,461
Net Assets Acquired:
Stockholders’ equity at acquisition date	$89,253
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	(731)
Mortgage loans held for sale	30
Loans	(13,071)
Premises and equipment	(4,629)
Intangible assets, net of Metropolitan’s existing intangibles	2,340
Other real estate owned	(1,251)
Other assets	2,731
Deposits	(3,603)
Borrowings	(1,294)
Other liabilities	3,930
Deferred income taxes	5,244
Total Net Assets Acquired		78,949
Goodwill resulting from merger(1)		$140,512
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 - Mergers and Acquisitions (continued)

Supplemental Pro Forma Combined Condensed Results of Operations
The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the twelve months ended December 31, 2018 and 2017 of the Company as though the Brand and Metropolitan mergers had been completed as of January 1, 2017. The unaudited estimated pro forma information combines the historical results of Brand and Metropolitan with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions taken place on January 1, 2017. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Merger expenses are reflected in the period in which they were incurred.

	Twelve Months Ended
	December 31,
	2018	2017
Net interest income - pro forma (unaudited)	$455,513	$450,353

Noninterest income - pro forma (unaudited)	$153,850	$176,699

Noninterest expense - pro forma (unaudited)	$452,699	$422,700

Net income - pro forma (unaudited)	$115,646	$105,729

Earnings per share - pro forma (unaudited):
Basic	$1.97	$1.80
Diluted	$1.97	$1.80
Due to the timing of the respective system conversions and the integration of operations into the Company's existing operations, historical reporting for acquired operations is impracticable, and, therefore, disclosure of the amounts of revenue and expenses of the acquired institutions since the acquisition dates is impracticable.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 3 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Obligations of other U.S. Government agencies and corporations	$2,536	$13	$(38)	$2,511
Obligations of states and political subdivisions	200,798	3,038	(567)	203,269
Residential mortgage backed securities:
Government agency mortgage backed securities	621,690	719	(9,126)	613,283
Government agency collateralized mortgage obligations	332,697	274	(5,982)	326,989
Commercial mortgage backed securities:
Government agency mortgage backed securities	21,957	257	(384)	21,830
Government agency collateralized mortgage obligations	28,446	24	(135)	28,335
Trust preferred securities	12,359	—	(1,726)	10,633
Other debt securities	44,046	192	(311)	43,927
	$1,264,529	$4,517	$(18,269)	$1,250,777

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Obligations of other U.S. Government agencies and corporations	$3,554	$40	$(30)	$3,564
Obligations of states and political subdivisions	228,589	6,161	(269)	234,481
Residential mortgage backed securities:
Government agency mortgage backed securities	196,121	888	(3,059)	193,950
Government agency collateralized mortgage obligations	180,258	133	(3,752)	176,639
Commercial mortgage backed securities:
Government agency mortgage backed securities	31,015	389	(234)	31,170
Government agency collateralized mortgage obligations	5,019	1	(14)	5,006
Trust preferred securities	12,442	—	(3,054)	9,388
Other debt securities	17,106	260	(76)	17,290
	$674,104	$7,872	$(10,488)	$671,488

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

Securities sold were as follows for the periods presented:

	Carrying Value	Net Proceeds	Gain/(Loss)
Twelve months ended December 31, 2018
Obligations of states and political subdivisions	$901	$893	$(8)
Residential mortgage backed securities:
Government agency mortgage backed securities	943	942	(1)
Government agency collateralized mortgage obligations	559	552	(7)
	$2,403	$2,387	$(16)

	Carrying Value	Net Proceeds	Gain/(Loss)
Twelve months ended December 31, 2017
Obligations of other U.S. Government agencies and corporations	$11,088	$10,974	$(114)
Obligations of states and political subdivisions	110,019	112,199	2,180
Residential mortgage backed securities:
Government agency mortgage backed securities	264,924	263,217	(1,707)
Government agency collateralized mortgage obligations	72,153	71,781	(372)
Commercial mortgage backed securities:
Government agency mortgage backed securities	14,104	14,082	(22)
Government agency collateralized mortgage obligations	6,289	6,289	—
Trust preferred securities	9,346	9,403	57
Other debt securities	7,269	7,395	126
	$495,192	$495,340	$148

	Carrying Value	Net Proceeds	Gain/(Loss)
Twelve months ended December 31, 2016
Other equity securities	$2,842	$4,028	$1,186
	$2,842	$4,028	$1,186
Included in the table above for the twelve months ended December 31, 2017 are certain securities acquired from Metropolitan sold shortly after acquisition. These securities had an aggregate carrying value of $36,021 at the time of sale, and the Company received net proceeds of $36,021, resulting in no gain or loss on the sale.
Also included in the table above for the twelve months ended December 31, 2017 are certain securities sold by the Company during the fourth quarter of 2017 in an effort to manage its consolidated assets below $10,000,000 at December 31, 2017, in order to delay the adverse impact of the Durbin Amendment to the Dodd-Frank Act, which applies to banking institutions with assets over $10,000,000 at year-end. Securities sold to achieve this strategy had an aggregate carrying value of $446,880 on the dates of sale, and the Company collected net proceeds of $446,971, resulting in a $91 net gain on the sales.
Gross realized gains and gross realized losses on sales of securities available for sale were as follows for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Gross gains on sales of securities available for sale	$11	$2,497	$1,257
Gross losses on sales of securities available for sale	(27)	(2,349)	(71)
Gain on sales of securities available for sale, net	$(16)	$148	$1,186

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

At December 31, 2018 and 2017, securities with a carrying value of approximately $619,308 and $217,867, respectively, were pledged to secure government, public, trust, and other deposits. Securities with a carrying value of $18,299 and $25,888 were pledged as collateral for short-term borrowings and derivative instruments at December 31, 2018 and 2017, respectively.
The amortized cost and fair value of securities at December 31, 2018 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Due within one year	$39,310	$39,649
Due after one year through five years	44,304	44,788
Due after five years through ten years	81,825	82,781
Due after ten years	59,051	58,001
Residential mortgage backed securities:
Government agency mortgage backed securities	621,690	613,283
Government agency collateralized mortgage obligations	332,697	326,989
Commercial mortgage backed securities:
Government agency mortgage backed securities	21,957	21,830
Government agency collateralized mortgage obligations	28,446	28,335
Other debt securities	35,249	35,121
	$1,264,529	$1,250,777

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and the length of time the investments have been in a continuous unrealized loss position, as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
December 31, 2018
Obligations of other U.S. Government agencies and corporations	0	$—	$—	2	$1,480	$(38)	2	$1,480	$(38)
Obligations of states and political subdivisions	34	22,159	(193)	26	16,775	(374)	60	38,934	(567)
Residential mortgage backed securities:
Government agency mortgage backed securities	91	354,731	(3,945)	73	125,757	(5,181)	164	480,488	(9,126)
Government agency collateralized mortgage obligations	24	97,451	(840)	60	140,076	(5,142)	84	237,527	(5,982)
Commercial mortgage backed securities:
Government agency mortgage backed securities	5	6,506	(74)	4	7,468	(310)	9	13,974	(384)
Government agency collateralized mortgage obligations	2	9,950	(23)	1	4,888	(112)	3	14,838	(135)
Trust preferred securities	0	—	—	2	10,633	(1,726)	2	10,633	(1,726)
Other debt securities	12	19,011	(88)	3	5,621	(223)	15	24,632	(311)
Total	168	$509,808	$(5,163)	171	$312,698	$(13,106)	339	$822,506	$(18,269)
December 31, 2017
Obligations of other U.S. Government agencies and corporations	1	$497	$(3)	2	$1,999	$(27)	3	$2,496	$(30)
Obligations of states and political subdivisions	23	11,860	(59)	12	7,728	(210)	35	19,588	(269)
Residential mortgage backed securities:
Government agency mortgage backed securities	29	64,595	(659)	44	89,414	(2,400)	73	154,009	(3,059)
Government agency collateralized mortgage obligations	33	102,509	(1,470)	29	62,406	(2,282)	62	164,915	(3,752)
Commercial mortgage backed securities:
Government agency mortgage backed securities	2	5,629	(17)	3	5,872	(217)	5	11,501	(234)
Government agency collateralized mortgage obligations	1	4,986	(14)	0	—	—	1	4,986	(14)
Trust preferred securities	0	—	—	2	9,388	(3,054)	2	9,388	(3,054)
Other debt securities	2	756	(12)	2	6,308	(64)	4	7,064	(76)
Total	91	$190,832	$(2,234)	94	$183,115	$(8,254)	185	$373,947	$(10,488)
The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any other-than-temporary impairment for the years ended December 31, 2018 or 2017.
The Company holds investments in pooled trust preferred securities that had a cost basis of $12,359 and $12,442 and a fair value of $10,633 and $9,388 at December 31, 2018 and 2017, respectively. One investment in pooled trust preferred securities with a carrying value of $9,346 was sold in 2017 for a gain of $57. As of December 31, 2018, the investments in pooled trust preferred securities consisted of two securities representing interests in various tranches of trusts collateralized by debt issued by over 160 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. At December 31, 2018, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for both trust preferred securities and recognized credit related impairment losses on these securities in 2010 and 2011. For the years ended December 31, 2018, 2017 and 2016, the Company determined the pooled trust preferred securities and their estimated cash flow were fairly valued, and no additional impairment was recognized during these periods.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at December 31, 2018:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XXIII	Pooled	B-2	$8,292	$6,956	$(1,336)	BB	16%
XXVI	Pooled	B-2	4,067	3,677	(390)	B	19%
			$12,359	$10,633	$(1,726)
The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2018	2017
Balance at January 1	$(261)	$(3,337)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—
Reductions for securities sold during the period	—	3,076
Balance at December 31	$(261)	$(261)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 4 – Non Purchased Loans
(In Thousands, Except Number of Loans)
“Purchased” loans are those loans acquired in any of the Company’s previous acquisitions, including FDIC-assisted acquisitions. “Non purchased” loans include all of the Company’s other loans, other than loans held for sale.
For purposes of this Note 4, all references to “loans” mean non purchased loans.
The following is a summary of non purchased loans and leases at December 31:

	2018	2017
Commercial, financial, agricultural	$875,649	$763,823
Lease financing	64,992	57,354
Real estate – construction	635,519	547,658
Real estate – 1-4 family mortgage	2,087,890	1,729,534
Real estate – commercial mortgage	2,628,365	2,390,076
Installment loans to individuals	100,424	103,452
Gross loans	6,392,839	5,591,897
Unearned income	(3,127)	(3,341)
Loans, net of unearned income	$6,389,712	$5,588,556

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

Past Due and Nonaccrual Loans
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2018
Commercial, financial, agricultural	$3,397	$267	$870,457	$874,121	$—	$1,356	$172	$1,528	$875,649
Lease financing	607	89	64,296	64,992	—	—	—	—	64,992
Real estate – construction	887	—	634,632	635,519	—	—	—	—	635,519
Real estate – 1-4 family mortgage	10,378	2,151	2,071,401	2,083,930	238	2,676	1,046	3,960	2,087,890
Real estate – commercial mortgage	1,880	13	2,621,902	2,623,795	—	2,974	1,596	4,570	2,628,365
Installment loans to individuals	368	165	99,731	100,264	3	157	—	160	100,424
Unearned income	—	—	(3,127)	(3,127)	—	—	—	—	(3,127)
Total	$17,517	$2,685	$6,359,292	$6,379,494	$241	$7,163	$2,814	$10,218	$6,389,712
December 31, 2017
Commercial, financial, agricultural	$2,722	$22	$759,143	$761,887	$205	$1,033	$698	$1,936	$763,823
Lease financing	47	—	57,148	57,195	—	159	—	159	57,354
Real estate – construction	50	—	547,608	547,658	—	—	—	—	547,658
Real estate – 1-4 family mortgage	11,810	2,194	1,712,982	1,726,986	—	1,818	730	2,548	1,729,534
Real estate – commercial mortgage	1,921	727	2,381,871	2,384,519	—	2,877	2,680	5,557	2,390,076
Installment loans to individuals	429	72	102,901	103,402	1	28	21	50	103,452
Unearned income	—	—	(3,341)	(3,341)	—	—	—	—	(3,341)
Total	$16,979	$3,015	$5,558,312	$5,578,306	$206	$5,915	$4,129	$10,250	$5,588,556
Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There was one restructured loan totaling $41 that was contractually 90 days past due or more and still accruing at December 31, 2018. There were four restructured loans totaling $649 that were contractually 90 days past due or more and still accruing at December 31, 2017. The outstanding balance of restructured loans on nonaccrual status was $3,128 and $2,673 at December 31, 2018 and 2017, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

Impaired Loans
Impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates and for the periods presented:

	As of December 31, 2018			Year Ended December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$1,834	$2,280	$163	$2,079	$35
Lease financing	—	—	—	—	—
Real estate – construction	7,302	7,302	63	7,180	162
Real estate – 1-4 family mortgage	9,077	9,767	61	9,212	191
Real estate – commercial mortgage	4,609	5,765	689	4,889	72
Installment loans to individuals	223	232	1	239	2
Total	$23,045	$25,346	$977	$23,599	$462
With no related allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—
Lease financing	—	—	—	—	—
Real estate – construction	2,165	2,165	—	2,165	55
Real estate – 1-4 family mortgage	—	—	—	—	—
Real estate – commercial mortgage	1,238	2,860	—	1,316	32
Installment loans to individuals	—	—	—	—	—
Total	$3,403	$5,025	$—	$3,481	$87
Totals	$26,448	$30,371	$977	$27,080	$549

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

	As of December 31, 2017			Year Ended December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$2,365	$3,043	$138	$2,861	$47
Lease financing	159	159	2	159	—
Real estate – construction	578	578	4	526	29
Real estate – 1-4 family mortgage	8,169	9,315	561	8,295	259
Real estate – commercial mortgage	9,652	12,463	1,861	9,316	206
Installment loans to individuals	117	121	1	130	3
Total	$21,040	$25,679	$2,567	$21,287	$544
With no related allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	703	703	—	711	29
Real estate – commercial mortgage	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—
Total	$703	$703	$—	$711	$29
Totals	$21,743	$26,382	$2,567	$21,998	$573
The average recorded investment in impaired loans for the year ended December 31, 2016 was $23,209. Interest income recognized on impaired loans for the year ended December 31, 2016 was $624.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

Restructured Loans
At December 31, 2018, 2017 and 2016, there were $5,325, $5,588 and $7,447, respectively, of restructured loans. The following table illustrates the impact of modifications classified as restructured loans held on the Consolidated Balance Sheets and still performing in accordance with their restructured terms at period end, segregated by class, as of the periods presented.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2018
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	9	1,764	1,763
Real estate – commercial mortgage	2	94	89
Installment loans to individuals	—	—	—
Total	11	$1,858	$1,852
December 31, 2017
Commercial, financial, agricultural	2	$331	$330
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	8	598	586
Real estate – commercial mortgage	3	683	313
Installment loans to individuals	1	4	3
Total	14	$1,616	$1,232
December 31, 2016
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	1	510	518
Real estate – 1-4 family mortgage	11	1,188	1,167
Real estate – commercial mortgage	—	—	—
Installment loans to individuals	—	—	—
Total	12	$1,698	$1,685
At December 31, 2017 the Company had $184 in troubled debt restructurings that subsequently defaulted within twelve months of the restructuring. There were no such occurrences for the years ended December 31, 2018 and December 31, 2016.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

Changes in the Company’s restructured loans are set forth in the table below.

	Number of Loans	Recorded Investment
Totals at January 1, 2017	53	$7,447
Additional loans with concessions	16	1,453
Reclassified as performing	2	183
Reductions due to:
Reclassified as nonperforming	(7)	(853)
Paid in full	(8)	(1,165)
Charge-offs	(1)	(250)
Principal paydowns	—	(304)
Lapse of concession period	(1)	(923)
Totals at December 31, 2017	54	$5,588
Additional loans with concessions	11	1,861
Reclassified as performing	3	295
Reductions due to:
Reclassified as nonperforming	(8)	(639)
Paid in full	(9)	(1,556)
Principal paydowns	—	(224)
Totals at December 31, 2018	51	$5,325
The allocated allowance for loan losses attributable to restructured loans was $34 and $85 at December 31, 2018 and 2017, respectively. The Company had $42 remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2018 and $18 in remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2017.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

Credit Quality
For commercial and commercial real estate secured loans, internal risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of commercial and commercial real estate secured loans. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loans within the “Pass” grade (historically, those with a risk rating between 1 and 4) generally have a lower risk of loss and therefore a lower risk factor applied to the loan balances. In 2018, management has established more granular rating categories to better identify heightened credit risk as loans migrate downward in the risk rating system. The “Pass” grade is now reserved for loans with a risk rating between 1 and 4A, and the “Watch” grade (those with a risk rating of 4B and 4E) is utilized on a temporary basis for “Pass” grade loans where a significant adverse risk-modifying action is anticipated in the near term. Loans that migrate toward the “Substandard” grade (those with a risk rating between 5 and 9) generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances. The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

	Pass	Watch	Substandard	Total
December 31, 2018
Commercial, financial, agricultural	$615,803	$18,326	$6,973	$641,102
Real estate – construction	558,494	2,317	8,157	568,968
Real estate – 1-4 family mortgage	321,564	4,660	4,260	330,484
Real estate – commercial mortgage	2,210,100	54,579	24,144	2,288,823
Installment loans to individuals	—	—	—	—
Total	$3,705,961	$79,882	$43,534	$3,829,377
December 31, 2017
Commercial, financial, agricultural	$554,943	$11,496	$4,402	$570,841
Real estate – construction	483,498	662	81	484,241
Real estate – 1-4 family mortgage	254,643	505	8,697	263,845
Real estate – commercial mortgage	1,983,750	50,428	24,241	2,058,419
Installment loans to individuals	921	—	—	921
Total	$3,277,755	$63,091	$37,421	$3,378,267

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

For portfolio balances of consumer, consumer mortgage and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria. The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing	Non-Performing	Total
December 31, 2018
Commercial, financial, agricultural	$233,046	$1,501	$234,547
Lease financing	61,776	89	61,865
Real estate – construction	66,551	—	66,551
Real estate – 1-4 family mortgage	1,751,994	5,412	1,757,406
Real estate – commercial mortgage	338,367	1,175	339,542
Installment loans to individuals	100,099	325	100,424
Total	$2,551,833	$8,502	$2,560,335
December 31, 2017
Commercial, financial, agricultural	$191,473	$1,509	$192,982
Lease financing	53,854	159	54,013
Real estate – construction	63,417	—	63,417
Real estate – 1-4 family mortgage	1,462,347	3,342	1,465,689
Real estate – commercial mortgage	330,441	1,216	331,657
Installment loans to individuals	102,409	122	102,531
Total	$2,203,941	$6,348	$2,210,289
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

Loans at December 31, 2017	$24,363
New loans and advances	2,249
Loans to directors assumed in acquisition(1)	100
Payments received	(3,860)
Changes in related parties	(627)
Loans at December 31, 2018	$22,225

(1)	Loans to directors assumed in acquisition are included in the tables in Note 5, “Purchased Loans.”
No related party loans were classified as past due, nonaccrual, impaired or restructured at December 31, 2018 or 2017. Unfunded commitments to certain executive officers and directors and their associates totaled $6,982 and $9,333 at December 31, 2018 and 2017, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 5 – Purchased Loans
(In Thousands, Except Number of Loans)
For purposes of this Note 5, all references to “loans” mean purchased loans.
The following is a summary of purchased loans at December 31:

	2018	2017
Commercial, financial, agricultural	$420,263	$275,570
Lease financing	—	—
Real estate – construction	105,149	85,731
Real estate – 1-4 family mortgage	707,453	614,187
Real estate – commercial mortgage	1,423,144	1,037,454
Installment loans to individuals	37,408	18,824
Gross loans	2,693,417	2,031,766
Unearned income	—	—
Loans, net of unearned income	$2,693,417	$2,031,766

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Past Due and Nonaccrual Loans
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2018
Commercial, financial, agricultural	$1,811	$97	$417,786	$419,694	$—	$477	$92	$569	$420,263
Lease financing	—	—	—	—	—	—	—	—	—
Real estate – construction	1,235	68	103,846	105,149	—	—	—	—	105,149
Real estate – 1-4 family mortgage	8,981	4,455	690,697	704,133	202	1,881	1,237	3,320	707,453
Real estate – commercial mortgage	5,711	2,410	1,413,346	1,421,467	—	1,401	276	1,677	1,423,144
Installment loans to individuals	1,342	202	35,594	37,138	2	24	244	270	37,408
Unearned income	—	—	—	—	—	—	—	—	—
Total	$19,080	$7,232	$2,661,269	$2,687,581	$204	$3,783	$1,849	$5,836	$2,693,417
December 31, 2017
Commercial, financial, agricultural	$1,119	$532	$273,488	$275,139	$—	$199	$232	$431	$275,570
Lease financing	—	—	—	—	—	—	—	—	—
Real estate – construction	415	—	85,316	85,731	—	—	—	—	85,731
Real estate – 1-4 family mortgage	6,070	2,280	602,464	610,814	385	879	2,109	3,373	614,187
Real estate – commercial mortgage	2,947	2,910	1,031,141	1,036,998	191	99	166	456	1,037,454
Installment loans to individuals	208	9	18,443	18,660	59	—	105	164	18,824
Unearned income	—	—	—	—	—	—	—	—	—
Total	$10,759	$5,731	$2,010,852	$2,027,342	$635	$1,177	$2,612	$4,424	$2,031,766
Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were eight restructured loans totaling $413 that were contractually 90 days past due or more and still accruing at December 31, 2018. There were three restructured loans totaling $128 that were contractually 90 days past due or more and still accruing at December 31, 2017. The outstanding balance of restructured loans on nonaccrual status was $1,868 and $523 at December 31, 2018 and 2017, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Impaired Loans
Non credit deteriorated loans that were subsequently impaired and recognized in conformity with ASC 310, segregated by class, were as follows as of the dates and for the periods presented:

	As of December 31, 2018			Year Ended December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$600	$658	$173	$614	$10
Lease financing	—	—	—	—	—
Real estate – construction	576	576	5	576	6
Real estate – 1-4 family mortgage	1,381	1,404	18	1,362	18
Real estate – commercial mortgage	2,066	2,116	338	2,011	40
Installment loans to individuals	246	247	3	247	1
Total	$4,869	$5,001	$537	$4,810	$75
With no related allowance recorded:
Commercial, financial, agricultural	$11	$13	$—	$13	$1
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	3,780	4,383	—	4,407	111
Real estate – commercial mortgage	146	150	—	159	7
Installment loans to individuals	24	33	—	7	—
Total	$3,961	$4,579	$—	$4,586	$119
Totals	$8,830	$9,580	$537	$9,396	$194

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

	As of December 31, 2017			Year Ended December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$625	$678	$52	$618	$21
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	1,385	1,433	45	1,419	18
Real estate – commercial mortgage	728	733	6	751	26
Installment loans to individuals	154	155	4	155	—
Total	$2,892	$2,999	$107	$2,943	$65
With no related allowance recorded:
Commercial, financial, agricultural	$74	$79	$—	$75	$3
Lease financing	—	—	—	—	—
Real estate – construction	1,199	1,207	—	318	47
Real estate – 1-4 family mortgage	4,225	4,740	—	4,161	176
Real estate – commercial mortgage	165	168	—	177	8
Installment loans to individuals	9	10	—	13	—
Total	$5,672	$6,204	$—	$4,744	$234
Totals	$8,564	$9,203	$107	$7,687	$299
The average recorded investment in non credit deteriorated loans that were subsequently impaired for the year ended December 31, 2016 was $6,594. Interest income recognized on non credit deteriorated loans that were subsequently impaired for the year ended December 31, 2016 was $168.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Credit deteriorated loans recognized in conformity with ASC 310-30, segregated by class, were as follows as of the dates and for the periods presented:

	As of December 31, 2018			Year Ended December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$3,779	$4,071	$161	$4,276	$204
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	12,169	12,601	488	12,894	647
Real estate – commercial mortgage	62,003	65,273	1,901	65,756	3,201
Installment loans to individuals	660	660	2	675	29
Total	$78,611	$82,605	$2,552	$83,601	$4,081
With no related allowance recorded:
Commercial, financial, agricultural	$25,364	$40,332	$—	$12,102	$669
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	36,074	41,222	—	36,801	1,647
Real estate – commercial mortgage	78,435	100,427	—	78,368	3,578
Installment loans to individuals	3,770	7,630	—	2,095	109
Total	$143,643	$189,611	$—	$129,366	$6,003
Totals	$222,254	$272,216	$2,552	$212,967	$10,084

	As of December 31, 2017			Year Ended December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$5,768	$6,004	$312	$5,672	$259
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	15,910	16,752	572	16,837	793
Real estate – commercial mortgage	65,108	69,029	892	68,168	3,333
Installment loans to individuals	698	698	1	710	25
Total	$87,484	$92,483	$1,777	$91,387	$4,410
With no related allowance recorded:
Commercial, financial, agricultural	$9,547	$18,175	$—	$9,208	$989
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	38,059	48,297	—	46,983	1,993
Real estate – commercial mortgage	91,230	117,691	—	104,485	5,431
Installment loans to individuals	940	1,063	—	1,109	46
Total	$139,776	$185,226	$—	$161,785	$8,459
Totals	$227,260	$277,709	$1,777	$253,172	$12,869

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

The average recorded investment in credit-deteriorated loans for the year ended December 31, 2016 was $318,032. Interest income recognized on credit-deteriorated loans for the year ended December 31, 2016 was $14,532.
Restructured Loans
At December 31, 2018, 2017 and 2016, there were $7,495, $8,965 and $4,028, respectively, of restructured loans. The following table illustrates the impact of modifications classified as restructured loans held on the Consolidated Balance Sheets and still performing in accordance with their restructured terms at period end, segregated by class, as of the periods presented.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2018
Commercial, financial, agricultural	1	$48	$44
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	2	142	127
Real estate – commercial mortgage	2	522	381
Installment loans to individuals	—	—	—
Total	5	$712	$552
December 31, 2017
Commercial, financial, agricultural	—	$—	$—
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	23	3,744	3,127
Real estate – commercial mortgage	5	3,115	2,231
Installment loans to individuals	—	—	—
Total	28	$6,859	$5,358
December 31, 2016
Commercial, financial, agricultural	1	$41	$17
Lease financing	—	—	—
Real estate – construction	—	—	—
Real estate – 1-4 family mortgage	17	1,608	1,269
Real estate – commercial mortgage	5	1,623	1,079
Installment loans to individuals	—	—	—
Total	23	$3,272	$2,365
During the years ended December 31, 2017 and 2016, the Company had $212 and $54, respectively, in troubled debt restructurings that subsequently defaulted within twelve months of the restructuring. There was no such occurrence for the year ended December 31, 2018.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Changes in the Company’s restructured loans are set forth in the table below.

	Number of Loans	Recorded Investment
Totals at January 1, 2017	42	$4,028
Additional loans with concessions	36	5,703
Reclassified from nonperforming	9	838
Reductions due to:
Reclassified as nonperforming	(10)	(786)
Paid in full	(3)	(323)
Charge-offs	(1)	(17)
Principal paydowns	—	(377)
Lapse of concession period	(1)	(101)
Totals at December 31, 2017	72	$8,965
Additional loans with concessions	5	712
Reclassified from nonperforming	4	435
Reductions due to:
Reclassified as nonperforming	(13)	(1,229)
Paid in full	(14)	(744)
Principal paydowns	—	(644)
Totals at December 31, 2018	54	$7,495
The allocated allowance for loan losses attributable to restructured loans was $58 and $103 at December 31, 2018 and 2017, respectively. The Company had $3 remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2018 and $9 in remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2017.
Credit Quality
The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

	Pass	Watch	Substandard	Total
December 31, 2018
Commercial, financial, agricultural	$333,147	$33,857	$2,744	$369,748
Real estate – construction	101,122	—	842	101,964
Real estate – 1-4 family mortgage	113,874	7,347	7,585	128,806
Real estate – commercial mortgage	1,198,540	43,046	9,984	1,251,570
Installment loans to individuals	—	—	2	2
Total	$1,746,683	$84,250	$21,157	$1,852,090
December 31, 2017
Commercial, financial, agricultural	$241,195	$4,974	$2,824	$248,993
Real estate – construction	81,220	—	—	81,220
Real estate – 1-4 family mortgage	91,369	2,498	6,172	100,039
Real estate – commercial mortgage	827,372	17,123	9,003	853,498
Installment loans to individuals	678	—	3	681
Total	$1,241,834	$24,595	$18,002	$1,284,431

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing	Non-Performing	Total
December 31, 2018
Commercial, financial, agricultural	$21,303	$69	$21,372
Lease financing	—	—	—
Real estate – construction	3,185	—	3,185
Real estate – 1-4 family mortgage	526,699	3,705	530,404
Real estate – commercial mortgage	30,951	185	31,136
Installment loans to individuals	32,676	300	32,976
Total	$614,814	$4,259	$619,073
December 31, 2017
Commercial, financial, agricultural	$11,216	$46	$11,262
Lease financing	—	—	—
Real estate – construction	4,511	—	4,511
Real estate – 1-4 family mortgage	459,038	1,141	460,179
Real estate – commercial mortgage	27,495	123	27,618
Installment loans to individuals	16,344	161	16,505
Total	$518,604	$1,471	$520,075
Loans Purchased with Deteriorated Credit Quality
Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

Total Purchased Credit Deteriorated Loans
December 31, 2018
Commercial, financial, agricultural	$29,143
Lease financing	—
Real estate – construction	—
Real estate – 1-4 family mortgage	48,243
Real estate – commercial mortgage	140,438
Installment loans to individuals	4,430
Total	$222,254
December 31, 2017
Commercial, financial, agricultural	$15,315
Lease financing	—
Real estate – construction	—
Real estate – 1-4 family mortgage	53,969
Real estate – commercial mortgage	156,338
Installment loans to individuals	1,638
Total	$227,260

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

The following table presents the fair value of loans determined to be impaired at the time of acquisition:

Total Purchased Credit Deteriorated Loans
December 31, 2018
Contractually-required principal and interest	$319,214
Nonaccretable difference(1)	(62,695)
Cash flows expected to be collected	256,519
Accretable yield(2)	(34,265)
Fair value	$222,254
December 31, 2017
Contractually-required principal and interest	$316,854
Nonaccretable difference(1)	(57,387)
Cash flows expected to be collected	259,467
Accretable yield(2)	(32,207)
Fair value	$227,260

(1)	Represents contractual principal cash flows of $52,061 and $48,345, respectively, and interest cash flows of $10,634 and $9,042, respectively, not expected to be collected.

(2)	Represents contractual principal cash flows of $1,667 and $1,640, respectively, and interest cash flows of $32,598 and $30,567, respectively, expected to be collected.
Changes in the accretable yield of loans purchased with deteriorated credit quality were as follows:

Total Purchased Credit Deteriorated Loans
Balance at January 1, 2017	$(37,473)
Additions through acquisition	(1,777)
Reclasses from nonaccretable difference	(9,750)
Accretion	15,560
Charge-off	1,233
Balance at December 31, 2017	$(32,207)
Additions through acquisition	(10,143)
Reclasses from nonaccretable difference	(7,883)
Accretion	15,340
Charge-off	628
Balance at December 31, 2018	$(34,265)
The following table presents the fair value of loans purchased from Brand as of the September 1, 2018 acquisition date.

At acquisition date:	September 1, 2018
Contractually-required principal and interest	$1,625,137
Nonaccretable difference	(123,399)
Cash flows expected to be collected	1,501,738
Accretable yield	(170,651)
Fair value	$1,331,087

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 6 – Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of non purchased and purchased loans and leases at December 31:

	2018	2017
Commercial, financial, agricultural	$1,295,912	$1,039,393
Lease financing	64,992	57,354
Real estate – construction	740,668	633,389
Real estate – 1-4 family mortgage	2,795,343	2,343,721
Real estate – commercial mortgage	4,051,509	3,427,530
Installment loans to individuals	137,832	122,276
Gross loans	9,086,256	7,623,663
Unearned income	(3,127)	(3,341)
Loans, net of unearned income	9,083,129	7,620,322
Allowance for loan losses	(49,026)	(46,211)
Net loans	$9,034,103	$7,574,111
Allowance for Loan Losses
The following table provides a roll-forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Year Ended December 31, 2018
Allowance for loan losses:
Beginning balance	$5,542	$3,428	$12,009	$23,384	$1,848	$46,211
Charge-offs	(2,415)	(51)	(2,023)	(1,197)	(742)	(6,428)
Recoveries	618	13	573	1,108	121	2,433
Net charge-offs	(1,797)	(38)	(1,450)	(89)	(621)	(3,995)
Provision for loan losses charged to operations	4,524	1,365	(420)	1,197	144	6,810
Ending balance	$8,269	$4,755	$10,139	$24,492	$1,371	$49,026
Period-End Amount Allocated to:
Individually evaluated for impairment	$336	$68	$79	$1,027	$4	$1,514
Collectively evaluated for impairment	7,772	4,687	9,572	21,564	1,365	44,960
Purchased with deteriorated credit quality	161	—	488	1,901	2	2,552
Ending balance	$8,269	$4,755	$10,139	$24,492	$1,371	$49,026

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 6 – Allowance for Loan Losses (continued)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Year Ended December 31, 2017
Allowance for loan losses:
Beginning balance	$5,486	$2,380	$14,294	$19,059	$1,518	$42,737
Charge-offs	(2,874)	—	(1,713)	(1,791)	(630)	(7,008)
Recoveries	422	105	733	1,565	107	2,932
Net charge-offs	(2,452)	105	(980)	(226)	(523)	(4,076)
Provision for loan losses charged to operations	2,508	943	(1,305)	4,551	853	7,550
Ending balance	$5,542	$3,428	$12,009	$23,384	$1,848	$46,211
Period-End Amount Allocated to:
Individually evaluated for impairment	$190	$4	$606	$1,867	$7	$2,674
Collectively evaluated for impairment	5,040	3,424	10,831	20,625	1,840	41,760
Purchased with deteriorated credit quality	312	—	572	892	1	1,777
Ending balance	$5,542	$3,428	$12,009	$23,384	$1,848	$46,211
Year Ended December 31, 2016
Allowance for loan losses:
Beginning balance	$4,186	$1,852	$13,908	$21,111	$1,380	$42,437
Charge-offs	(2,725)	—	(3,906)	(2,123)	(717)	(9,471)
Recoveries	331	47	997	757	109	2,241
Net charge-offs	(2,394)	47	(2,909)	(1,366)	(608)	(7,230)
Provision for loan losses	3,716	364	2,616	(879)	787	6,604
Benefit attributable to FDIC loss share agreements	(61)	—	(115)	(48)	(41)	(265)
Recoveries payable to FDIC	39	117	794	241	—	1,191
Provision for loan losses charged to operations	3,694	481	3,295	(686)	746	7,530
Ending balance	$5,486	$2,380	$14,294	$19,059	$1,518	$42,737
Period-End Amount Allocated to:
Individually evaluated for impairment	$446	$1	$1,134	$2,445	$115	$4,141
Collectively evaluated for impairment	4,668	2,379	12,319	15,008	1,402	35,776
Purchased with deteriorated credit quality	372	—	841	1,606	1	2,820
Ending balance	$5,486	$2,380	$14,294	$19,059	$1,518	$42,737

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 6 – Allowance for Loan Losses (continued)

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
December 31, 2018
Individually evaluated for impairment	$2,445	$10,043	$14,238	$8,059	$493	$35,278
Collectively evaluated for impairment	1,264,324	730,625	2,732,862	3,903,012	194,774	8,825,597
Acquired with deteriorated credit quality	29,143	—	48,243	140,438	4,430	222,254
Ending balance	$1,295,912	$740,668	$2,795,343	$4,051,509	$199,697	$9,083,129
December 31, 2017
Individually evaluated for impairment	$3,064	$1,777	$14,482	$10,545	$439	$30,307
Collectively evaluated for impairment	1,021,014	631,612	2,275,270	3,260,648	174,211	7,362,755
Acquired with deteriorated credit quality	15,315	—	53,969	156,337	1,639	227,260
Ending balance	$1,039,393	$633,389	$2,343,721	$3,427,530	$176,289	$7,620,322

(1)	Includes lease financing receivables.
Note 7 – Premises and Equipment
(In Thousands)
Bank premises and equipment at December 31 are summarized as follows:

	2018	2017
Premises	$218,730	$193,173
Leasehold improvements	10,241	7,736
Furniture and equipment	52,043	45,625
Computer equipment	20,972	15,686
Autos	166	182
Total	302,152	262,402
Accumulated depreciation	(92,984)	(79,148)
Net	$209,168	$183,254
Depreciation expense was $14,358, $13,136 and $12,066 for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company has operating leases which extend to 2034 for certain land and office locations. Leases that expire are generally expected to be renewed or replaced by other leases. Rental expense was $6,157, $4,827 and $4,460 for 2018, 2017 and 2016, respectively. The following is a summary of future minimum lease payments for years following December 31, 2018:

2019	$9,389
2020	8,199
2021	6,339
2022	4,929
2023	3,711
Thereafter	12,592
Total	$45,159

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 7 - Premises and Equipment (continued)

In the Brand acquisition, the Company assumed several leases with related parties. The future minimum lease payments for these leases are $10,078 and they have varying expiration dates through 2025. Rental expense on the assumed related party leases, which is included in the total rental expense above, was $638 for 2018.
Note 8 – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

	Purchased OREO	Non Purchased OREO	Total OREO
December 31, 2018
Residential real estate	$423	$1,910	$2,333
Commercial real estate	2,686	1,611	4,297
Residential land development	678	421	1,099
Commercial land development	2,400	911	3,311
Total	$6,187	$4,853	$11,040
December 31, 2017
Residential real estate	$1,683	$758	$2,441
Commercial real estate	4,314	1,624	5,938
Residential land development	1,100	781	1,881
Commercial land development	4,427	1,247	5,674
Total	$11,524	$4,410	$15,934

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 8 – Other Real Estate Owned (continued)

Changes in the Company’s purchased and non purchased OREO were as follows for the periods presented:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at December 31, 2016	$17,370	$5,929	$23,299
Purchased OREO	1,203	—	1,203
Transfers of loans	4,970	1,729	6,699
Impairments	(1,199)	(694)	(1,893)
Dispositions	(10,438)	(3,027)	(13,465)
Other	(382)	473	91
Balance at December 31, 2017	$11,524	$4,410	$15,934
Transfers of loans	906	2,920	3,826
Impairments	(1,021)	(524)	(1,545)
Dispositions	(5,220)	(1,907)	(7,127)
Other	(2)	(46)	(48)
Balance at December 31, 2018	$6,187	$4,853	$11,040
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows, as of the dates presented:

	December 31,
	2018	2017	2016
Repairs and maintenance	$425	$728	$962
Property taxes and insurance	385	423	1,374
Impairments	1,545	1,893	3,018
Net (gains) losses on OREO sales	(423)	(405)	590
Rental income	(40)	(169)	(248)
Total	$1,892	$2,470	$5,696

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 – Goodwill and Other Intangible Assets
(In Thousands)
Changes in the carrying amount of goodwill during the years ended December 31, 2018 and 2017 were as follows:

	Community Banks	Insurance	Total
Balance at December 31, 2016	$467,767	$2,767	$470,534
Addition to goodwill from Metropolitan acquisition	140,512	—	140,512
Balance at December 31, 2017	$608,279	$2,767	$611,046
Addition to goodwill from Brand acquisition	321,882	—	321,882
Balance at December 31, 2018	$930,161	$2,767	$932,928
The additions to goodwill in 2018 from the Brand acquisition and in 2017 from the Metropolitan acquisition represent the excess of the purchase price over the fair value of assets acquired and liabilities assumed in the relevant transaction. The Company is in the process of completing Brand's final tax return and finalizing the fair values of loans and property and equipment related to the Brand acquisition; as a result, the recorded balance of goodwill attributable to the Brand acquisition is subject to change in future periods.
The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2018
Core deposit intangible	$82,492	$(38,634)	$43,858
Customer relationship intangible	1,970	(963)	1,007
Total finite-lived intangible assets	$84,462	$(39,597)	$44,865
December 31, 2017
Core deposit intangible	$54,958	$(31,586)	$23,372
Customer relationship intangible	1,970	(832)	1,138
Total finite-lived intangible assets	$56,928	$(32,418)	$24,510
Core deposit intangible amortization expense for the years ended December 31, 2018, 2017 and 2016 was $7,048, $6,399 and $6,616, respectively. Customer relationship intangible amortization expense for the years ended December 31, 2018, 2017 and 2016 was $131 each year. The estimated amortization expense of finite-lived intangible assets for the five succeeding fiscal years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total
2019	$7,965	$131	$8,096
2020	6,939	131	7,070
2021	5,860	131	5,991
2022	4,940	131	5,071
2023	4,044	131	4,175

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 10 – Mortgage Servicing Rights
(In Thousands)
Changes in the Company’s mortgage servicing rights (“MSRs”) were as follows, for the periods presented:

Carrying Value at January 1, 2017	$26,302
Capitalization	16,973
Amortization	(3,936)
Carrying Value at December 31, 2017	$39,339
Capitalization	13,905
Amortization	(5,014)
Carrying Value at December 31, 2018	$48,230
During 2016, the Company recognized an impairment loss on MSRs in earnings in the amount of $40, which was included in “Mortgage banking income” in the Consolidated Statements of Income. There were no impairment losses recognized during 2018 or 2017.
Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31 are as follows:

	2018	2017	2016
Unpaid principal balance	$4,635,712	$4,012,519	$2,763,344
Weighted-average prepayment speed (CPR)	7.95%	8.04%	7.34%
Estimated impact of a 10% increase	$(1,264)	$(1,592)	$(1,034)
Estimated impact of a 20% increase	(2,569)	(3,095)	(2,010)

Discount rate	9.45%	9.69%	9.64%
Estimated impact of a 100bp increase	$(2,657)	$(2,027)	$(1,368)
Estimated impact of a 200bp increase	(5,103)	(3,896)	(2,629)

Weighted-average coupon interest rate	4.04%	3.89%	3.83%
Weighted-average servicing fee (basis points)	27.47	26.36	25.87
Weighted-average remaining maturity (in years)	8.03	7.98	11.11
The Company recorded servicing fees of $8,876, $5,735 and $3,212, respectively, for the twelve months ended December 31, 2018, 2017 and 2016, respectively. These fees are included under the line item “Mortgage banking income” in the Consolidated Statements of Income.
Note 11 – Deposits
(In Thousands)
The following is a summary of deposits as of December 31:

	2018	2017
Noninterest-bearing deposits	$2,318,706	$1,840,424
Interest-bearing demand deposits	4,822,382	3,702,019
Savings deposits	624,685	571,948
Time deposits	2,362,784	1,806,684
Total deposits	$10,128,557	$7,921,075

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 11 – Deposits (continued)

The approximate scheduled maturities of time deposits at December 31, 2018 are as follows:

2019	$1,389,489
2020	562,971
2021	314,346
2022	72,034
2023	21,663
Thereafter	2,281
Total	$2,362,784
The aggregate amount of time deposits in denominations of $250 or more at December 31, 2018 and 2017 was $549,351 and $382,630, respectively. Certain executive officers and directors and their respective affiliates had amounts on deposit with Renasant Bank of approximately $44,327 and $43,777 at December 31, 2018 and 2017, respectively.
Note 12 – Short-Term Borrowings
(In Thousands)
Short-term borrowings as of December 31 are summarized as follows:

	2018	2017
Securities sold under agreements to repurchase	$7,706	$6,814
Federal Home Loan Bank short-term advances	380,000	83,000
Total short-term borrowings	$387,706	$89,814
Securities sold under agreements to repurchase (“repurchase agreements”) represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. The securities used as collateral consist primarily of U.S. Government agency mortgage-backed securities, U.S. Government agency collateralized mortgage obligations, obligations of U.S. Government agencies, and obligations of states and political subdivisions. All securities are maintained by the Company’s safekeeping agents. These securities are reviewed by the Company on a daily basis, and the Company may be required to provide additional collateral due to changes in the fair market value of these securities. The terms of the Company’s repurchase agreements are continuous but may be canceled at any time by the Company or the customer.
Federal Home Loan Bank short-term advances are borrowings with original maturities of less than one year.
The average balances and cost of funds of short-term borrowings for the years ending December 31 are summarized as follows:

	Average Balances			Cost of Funds
	2018	2017	2016	2018	2017	2016
Federal Home Loan Bank short-term advances	$147,749	$208,332	$344,724	2.21%	1.27%	0.46%
Securities sold under agreements to repurchase	7,986	9,215	12,205	0.17	0.17	0.20
Total short-term borrowings	$155,735	$217,547	$356,929	2.10%	1.22%	0.45%
The Company maintains lines of credit with correspondent banks totaling $150,000 at December 31, 2018. Interest is charged at the market federal funds rate on all advances. There were no amounts outstanding under these lines of credit at December 31, 2018 or 2017.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 13 – Long-Term Debt
(In Thousands)
Long-term debt as of December 31, 2018 and 2017 is summarized as follows:

	2018	2017
Federal Home Loan Bank advances	$6,690	$7,493
Other long-term debt	53	98
Junior subordinated debentures	109,636	85,881
Subordinated notes	147,239	114,074
Total long-term debt	$263,618	$207,546
Federal Home Loan Bank advances
Long-term advances from the FHLB outstanding at December 31, 2018 had maturities ranging from 2019 to 2030 with a combination of fixed and floating rates ranging from 1.09% to 5.28%. Weighted-average interest rates on outstanding advances at December 31, 2018 and 2017 were 3.28% and 3.33%, respectively. These advances are collateralized by a blanket lien on the Company’s loans. The Company had availability on unused lines of credit with the FHLB of $3,301,543 at December 31, 2018.
In connection with the prepayment of $42,369 in long-term advances from the FHLB during 2016, the Company incurred penalty charges of $2,539, which is included under the line item “Extinguishment of debt” in the Consolidated Statements of Income. The Company did not prepay any outstanding long-term advances from the FHLB during 2018 or 2017.
Junior subordinated debentures
The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired). The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. Distributions on the capital securities are payable quarterly at a rate per annum equal to the interest rate being earned by the trusts on the debentures held by the trusts. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into an agreement which fully and unconditionally guarantees the capital securities of each trust subject to the terms of the guarantee.
The following table provides details on the debentures as of December 31, 2018:

	Principal Amount	Interest Rate	Year of Maturity	Amount Included in Tier 1 Capital
PHC Statutory Trust I	$20,619	5.64%	2033	$20,000
PHC Statutory Trust II	31,959	4.66	2035	31,000
Capital Bancorp Capital Trust I	12,372	4.30	2035	12,000
First M&F Statutory Trust I	30,928	4.12	2036	20,550
Brand Group Holdings Statutory Trust I	10,310	4.85	2035	9,056
Brand Group Holdings Statutory Trust II	5,155	5.79	2037	5,061
Brand Group Holdings Statutory Trust III	5,155	5.79	2038	5,061
Brand Group Holdings Statutory Trust IV	3,093	6.54	2038	3,317
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
In connection with the acquisition of First M&F Corporation (“First M&F”) in 2013, the Company assumed the debentures issued to First M&F Statutory Trust I. The discount associated with the Company’s assumption of the debentures issued to First M&F Statutory Trust I had a carrying value of $9,450 at December 31, 2018 and $9,997 at December 31, 2017. The discount is being amortized through March 2036. The interest rate for First M&F Statutory Trust I reprices quarterly equal to the three-month LIBOR plus a spread of 133 basis points. The swap agreement related to these debentures assumed from First M&F matured in March 2018. In April 2018, the Company entered into an interest rate swap agreement effective June 15, 2018, which calls for the Company to pay a fixed rate of 4.180% and receive a variable rate of three-month LIBOR plus a spread of 133 basis points on a quarterly basis and will mature in June 2028. The debentures owned by First M&F Statutory Trust I are currently redeemable at par.
In connection with the acquisition of Brand in 2018, the Company assumed the debentures issued to Brand Group Holdings Statutory Trust I, Brand Group Holdings Statutory Trust II, Brand Group Holdings Statutory Trust III and Brand Group Holdings Statutory Trust IV. The interest rate for the each trust acquired from Brand reprices quarterly equal to the three-month LIBOR at the determination date plus 205 basis points for Brand Group Holdings Statutory Trust I, plus 300 basis points for Brand Group Holdings Statutory Trust II and III, and plus 375 basis points for Brand Group Holdings Statutory Trust IV. The debentures owned by the respective trusts listed above are all currently redeemable at par. The net discount associated with the Company’s assumption of the debentures issued to the respective Brand trusts had a carrying value of $505 at December 31, 2018 and is being amortized through September 2038.
The Company has classified $106,045 of the debentures described in the above paragraphs as Tier 1 capital. The Federal Reserve Board issued guidance in March 2005 providing more strict quantitative limits on the amount of securities, similar to the junior subordinated debentures issued or assumed by the Company, that are includable in Tier 1 capital. The new guidance, which became effective in March 2009, did not impact the amount of debentures the Company includes in Tier 1 capital. Furthermore, the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act have no effect on the treatment of these debentures as Tier 1 capital while the Company remains below $15,000,000 in assets.
For more information about the Company’s derivative financial instruments, see Note 15, “Derivative Instruments.”
Subordinated notes
On August 22, 2016, the Company issued and sold in an underwritten public offering $60,000 aggregate principal amount of its 5.00% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2026 Notes”) and $40,000 aggregate principal amount of its 5.50% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2031 Notes”), at a public offering price equal to 100% of the aggregate principal amounts of the Notes. As part of the Metropolitan acquisition in 2017, the Company assumed $15,000 of 6.50% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Metropolitan Notes”). As part of the Brand acquisition in 2018, the Company assumed $30,000 of 8.50% Fixed Rate Subordinated Notes due 2024 (the “Brand Notes”; the 2026 Notes, the 2031 Notes and the Metropolitan Notes are referred to collectively as the “Notes”).

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Long-Term Debt (continued)

The Brand Notes, Metropolitan Notes, 2026 Notes and 2031 Notes mature on June 27, 2024, July 1, 2026, September 1, 2026 and on September 1, 2031, respectively. The Company pays interest on the Brand Notes quarterly in arrears on each March 31, June 30, September 30 and December 31 at a fixed annual interest rate equal to 8.50%. Until but excluding July 1, 2021, the Company pays interest on the Metropolitan Notes semi-annually in arrears on each January 1 and July 1 at a fixed annual interest rate equal to 6.50%. From and including July 1, 2021 to but excluding the maturity date or the date of earlier redemption, the interest rate on the Metropolitan Notes will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus a spread of 554.5 basis points, payable quarterly in arrears on each January 1, April 1, July 1 and October 1. Until but excluding September 1, 2021 and 2026, respectively, the Company pays interest on the 2026 Notes and 2031 Notes semi-annually in arrears on each March 1 and September 1 at a fixed annual interest rate equal to 5.00% and 5.50%, respectively. From and including September 1, 2021 and 2026, respectively, to but excluding the maturity date or the date of earlier redemption, the interest rate on the 2026 Notes and 2031 Notes will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus a spread of 384 basis points and 407.1 basis points, respectively, payable quarterly in arrears on each March 1, June 1, September 1 and December 1. Notwithstanding the foregoing, for all of the Notes, in the event that three-month LIBOR is less than zero, three-month LIBOR shall be deemed to be zero. Beginning with the interest payment date of June 30, 2019, as to the Brand Notes, July 1, 2021, as to the Metropolitan Notes, September 1, 2021 as to the 2026 Notes, and September 1, 2026, as to the 2031 Notes, and on any interest payment date thereafter, the Company may redeem the applicable Notes in whole or in part at a redemption price equal to 100% of the principal amount of the respective Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption.
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
The aggregate stated maturities of long-term debt outstanding at December 31, 2018, are summarized as follows:

2019	$1,811
2020	272
2021	180
2022	516
2023	824
Thereafter	260,015
Total	$263,618

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 14 – Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
Pension and Post-retirement Medical Plans
The Company sponsors a noncontributory defined benefit pension plan, under which participation and benefit accruals ceased as of December 31, 1996. The Company’s funding policy is to contribute annually to the plan an amount not less than the minimum required contribution, as determined annually by consulting actuaries in accordance with funding standards imposed under the Internal Revenue Code of 1986, as amended. No contributions were made or required in 2018 or 2017. The Company does not anticipate that a contribution will be required in 2019. The plan’s accumulated benefit obligation and projected benefit obligation are substantially the same since benefit accruals have ceased. The accumulated benefit obligation was $24,945 and $27,859 at December 31, 2018 and 2017, respectively. There is no additional minimum pension liability required to be recognized.
In connection with the acquisition of Heritage Financial Group, Inc., and its affiliates, in 2015, the Company assumed the HeritageBank of the South Defined Benefit Plan. The plan was terminated by HeritageBank of the South immediately prior to the acquisition, and final distribution of all benefits was completed in August 2016.
The Company provides retiree medical benefits, consisting of the opportunity to purchase coverage at subsidized rates under the Company’s group medical plan. Employees eligible to participate must: (i) have been employed by the Company and enrolled in the Company’s group medical plan as of December 31, 2004; and (ii) retire from the Company between ages 55 and 65 with at least 15 years of service or 70 points (points determined as the sum of age and service.) The Company periodically determines the portion of the premiums to be paid by each retiree and the portion to be paid by the Company. Coverage ceases when a retiree attains age 65 and is eligible for Medicare. The Company also provides life insurance for each retiree who receives retiree medical benefits. The face amount of the coverage is $5; coverage is provided until each retiree attains age 70. Retirees may purchase additional insurance or continue coverage beyond age 70 at their sole expense. The Company contributed $89 and $119 to the plan in 2018 and 2017, respectively; the Company expects to contribute approximately $156 in 2019.
The Company accounts for its obligations related to retiree benefits in accordance with ASC 715, “Compensation – Retirement Benefits.” The assumed rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) for the next year is 5.6%. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation or the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2018 and for the year then ended.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

Information relating to the defined benefit pension plan maintained by the Renasant Bank (“Pension Benefits - Renasant”) and to the post-retirement health and life plan (“Other Benefits”) as of December 31, 2018 and 2017 is as follows:

	Pension Benefits Renasant		Other Benefits
	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$27,859	$28,012	$1,170	$1,566
Service cost	—	—	8	9
Interest cost	1,043	1,168	31	42
Plan participants’ contributions	—	—	75	77
Actuarial (gain) loss	(2,016)	582	(239)	(328)
Benefits paid	(1,941)	(1,903)	(164)	(196)
Benefit obligation at end of year	$24,945	$27,859	$881	$1,170
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$26,913	$25,241
Actual return on plan assets	234	3,575
Contribution by employer	—	—
Benefits paid	(1,941)	(1,903)
Fair value of plan assets at end of year	$25,206	$26,913
Funded status at end of year	$261	$(946)	$(881)	$(1,170)
Weighted-average assumptions as of December 31
Discount rate used to determine the benefit obligation	4.56%	3.96%	4.07%	3.37%
The discount rate assumptions at December 31, 2018 were determined using a yield curve approach. A yield curve was developed for a selection of high quality fixed-income investments whose cash flows approximate the timing and amount of expected cash flows from the plans. The selected discount rate is the rate that produces the same present value of the plans' projected benefit payments.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for the defined benefit pension and post-retirement health and life plans for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Pension Benefits Renasant			Pension Benefits HeritageBank(1)	Other Benefits
	2018	2017	2016	2016	2018	2017	2016
Service cost	$—	$—	$—	$—	$8	$9	$12
Interest cost	1,043	1,168	1,216	172	31	42	58
Expected return on plan assets	(2,077)	(1,941)	(1,872)	(113)	—	—	—
Prior service cost recognized	—	—	—	—	—	—	—
Recognized actuarial loss	328	401	404	—	—	6	76
Settlement/curtailment/termination losses	—	—	—	(780)	—	—	—
Net periodic benefit cost	(706)	(372)	(252)	(721)	39	57	146
Net actuarial (gain) loss arising during the period	(173)	(1,051)	5	(397)	(240)	(328)	(56)
Net Settlement/curtailment/termination losses	—	—	—	780	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	(328)	(401)	(404)	—	—	(6)	(76)
Total recognized in other comprehensive income	(501)	(1,452)	(399)	(383)	(240)	(334)	(132)
Total recognized in net periodic benefit cost and other comprehensive income	$(1,207)	$(1,824)	$(651)	$(338)	$(201)	$(277)	$14
Weighted-average assumptions as of December 31
Discount rate used to determine net periodic pension cost	3.96%	4.35%	4.56%	4.27%	3.37%	3.57%	3.63%
Expected return on plan assets	6.00%	8.00%	8.00%	3.00%	N/A	N/A	N/A

(1)
Because the final distribution of benefits under the HeritageBank of the South Defined Benefit Plan was completed in 2016, there was no impact on the Company’s consolidated financial statements as of and for the years ended December 31, 2018 and 2017.

Future estimated benefit payments under the Renasant defined benefit pension plan and post-retirement health and life plan are as follows:

	Pension Benefits Renasant	Other Benefits
2019	$1,968	$156
2020	1,973	141
2021	1,988	126
2022	1,980	103
2023	1,958	101
2024 - 2028	9,277	279

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

Amounts recognized in accumulated other comprehensive income, before tax, for the year ended December 31, 2018 are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss (gain)	9,562	(155)
Total	$9,562	$(155)
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss (gain)	345	(56)
Total	$345	$(56)
The investment objective of the Company’s defined benefit plan has been to achieve above average income and moderate long-term growth, by combining an equity income strategy (allocation of 65% to 75% of assets) and an intermediate fixed income strategy (allocation of 25% to 35% of assets) and investing directly in debt and equity securities. In 2018, the Company’s investment committee modified the plan’s investment strategy in a manner intended to preserve its funded status by focusing on the achievement of portfolio growth and including an interest rate hedging strategy. As a consequence, substantially all of the plan’s assets were liquidated and the proceeds reinvested in a collective or pooled trust, which invests in other collective or pooled trusts with distinct investment mandates. The trust’s asset allocation is approximately 55% in growth assets, consisting of interests in trusts invested in equity securities, high yield fixed income securities, and direct real estate investments (approximately 5% of assets), and approximately 45% to assets intended to hedge against volatility arising from interest rate risk, consisting of interests in trusts invested in long duration fixed income securities. The trust is actively managed allowing changes in asset allocations to enhance returns and mitigate risk. The Company’s Trust Investment Committee, as designated by the senior management pension committee, periodically reviews the trust’s performance and asset allocations to ensure the plan’s investment objectives are satisfied and that the investment strategy of the trust has not materially changed.
The expected long-term rate of return was estimated using market benchmarks for investment classes applied to the plan’s target asset allocation and was computed using a valuation methodology which projects future returns based on current valuations rather than historical returns. The decrease in the expected return for 2018 (as compared to 2017) is attributable to the change in investment strategy, which resulted in a more conservative asset allocation.
The fair values of the Company’s defined benefit pension plan assets by category at December 31, 2018 and 2017 are below. For 2018, investments in collective trusts, which are measured at net asset value per share (or "NAV"), consist of trusts that invest primarily in liquid equity and fixed income securities and have a small direct investment in real estate. There is generally no restriction on redemptions or withdrawals for benefit payments or in the event of plan termination; 60 day notice is required to redeem or withdraw assets for any other purpose. For 2017, direct investments in corporate stocks consisted primarily of common stocks of both U.S. companies and international companies that are traded in active markets and are valued based on quoted market prices of identical assets (Level 1). The investments in registered investment companies consist primarily of investments in funds that invest in investment grade fixed income securities. These investments are traded in active markets and are valued based on quoted market prices of identical assets (Level 1). Fixed income securities consist of U.S. Government securities, investment grade corporate debt, and foreign and municipal obligations. The fair values of these instruments are based on quoted market prices of similar instruments or a discounted cash flow model (Level 2).

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Totals
December 31, 2018
Cash and cash equivalents	$40	$—	$—	$—	$40
Investments in collective trusts	—	—	—	25,166	25,166
	$40	$—	$—	$25,166	$25,206

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Totals
December 31, 2017
Cash and cash equivalents	$387	$—	$—	$—	$387
U.S. government securities	—	2,496	—	—	2,496
Corporate debt	—	1,908	—	—	1,908
Corporate stocks	20,557	—	—	—	20,557
Investments in registered investment companies	921	—	—	—	921
Foreign obligations	—	644	—	—	644
	$21,865	$5,048	$—	$—	$26,913
Other Retirement Plans
The Company maintains a 401(k) plan, which is a contributory plan maintained in the form of a “safe harbor” arrangement. Employees are immediately enrolled in the plan and make pre-tax deferrals, subject to limits imposed under the plan and the deferral limit established annually by the IRS. Each pay period, the Company matches employee deferrals on a dollar for dollar basis, up to 4% of compensation. The Company also makes a nondiscretionary contribution for each eligible participant in an amount equal to 5% of plan compensation and 5% of plan compensation in excess of the Social Security wage base. In order to participate in the nondiscretionary contribution, an employee must: (i) be employed on the last day of the year and be credited with 1000 hours of service during the year; (ii) die or become disabled during the year; or (iii) have attained the plan’s early or normal retirement age (as defined in the plan). The Company’s costs related to the 401(k) plan, excluding employee deferrals, in 2018, 2017 and 2016 were $13,477, $11,471 and $10,762, respectively.
In connection with the acquisition of Metropolitan BancGroup, Inc. and its affiliates, the Company assumed the Metropolitan BancGroup, Inc. 401(k) Plan. The plan was terminated by Metropolitan BancGroup, Inc. prior to the acquisition, and the distribution of all account balances was completed during 2018. There was no impact on the Company’s consolidated financial statements as of and for the years ended December 31, 2018 or 2017 associated with these plans.
In connection with the acquisition of Brand Group Holdings, Inc. and its affiliates, the Company assumed the Brand Group Holdings, Inc. 401(k) and Employee Stock Ownership Plan. The plan was terminated by Brand Group Holdings, Inc. immediately prior to the acquisition. The final distribution of account balances is expected to occur once a favorable determination as to the plan’s tax-qualified status is issued by the Internal Revenue Service. There was no impact on the Company’s consolidated financial statements as of and for the years ended December 31, 2018 or 2017 associated with the plan.
Deferred Compensation Plans and Arrangements
The Company maintains a Deferred Stock Unit Plan and two deferred compensation plans. Nonemployee directors may defer all or a portion of their fees and retainer to the Deferred Stock Unit Plan or the deferred compensation plan maintained for their benefit. Officers may defer base salary and bonus to the Deferred Stock Unit Plan or base salary to the deferred compensation plan maintained for their benefit, subject to limits determined annually by the Company. Amounts deferred to the Deferred Stock Unit Plan are invested in units representing shares of the Company’s common stock; benefits are paid in the form of common stock, with cash distributed in lieu of fractional shares. Amounts credited to the deferred compensation plans are notionally invested in the discretion of each participant from among investment alternatives substantially similar to those available under the Company’s

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

401(k) plan. Directors and officers who participated in these deferred compensation plans on or before December 31, 2006, may also invest in a preferential interest rate alternative that is derived from the Moody’s Average Corporate Bond Rate. Benefits payable from the deferred compensation plans generally equal the account balances of each participant. Beneficiaries of eligible directors and officers may receive a preretirement death benefit in excess of the amounts credited to plan accounts (eligible directors and officers must have continuously deferred at rates prescribed by the Company since January 1, 2005 and die while employed by the Company).
In connection with the acquisition of Metropolitan BancGroup, Inc. and its affiliates, the Company assumed and now maintains the Metropolitan BancGroup, Inc. Nonqualified Deferred Compensation Plan. Deferral elections in effect as of the time of acquisition were continued through and until December 31, 2017; no further deferrals will be made to the plan. Account balances maintained under the plan will be distributed as provided under the terms of the plan and individual participant elections. Pending distribution, balances will be notionally invested by each participant in designated investment alternatives.
In connection with its acquisition of Brand Group Holdings, Inc. and its affiliates, the Company assumed the Brand Group Holdings, Inc. Deferred Compensation Plan. Deferral elections in effect as of the time of acquisition will be given effect for compensation earned during 2018; no further deferrals will be made to the plan. Account balances maintained under the plan will be distributed as provided under the terms of the plan and individual participant elections. Pending distribution, balances will be notionally invested by each participant in designated investment alternatives.
All of the Company’s deferred compensation plans described above are unfunded. It is anticipated that the plans will result in no additional cost to the Company because life insurance policies on the lives of participants have been purchased in amounts estimated to be sufficient to pay plan benefits. The Company is both the owner and beneficiary of the policies. The expense recorded in 2018, 2017 and 2016 for the Company’s Deferred Stock Unit and deferred compensation plans, inclusive of deferrals, was $1,290, $1,935 and $1,537, respectively.
In 2007, the Company assumed supplemental executive retirement plans (SERPs) in connection with the acquisition of Capital Bancorp, Inc. and its affiliates. The plans are designed to provide four officers specified annual benefits for a 15-year period upon the attainment of a designated retirement age. Liabilities associated with the SERPs totaled $3,865 and $3,846 at December 31, 2018 and 2017, respectively. The plans are not qualified under Section 401 of the Internal Revenue Code.
Incentive Compensation Plans
Under the Company’s Performance Based Rewards Plan, annual cash bonuses are paid to eligible officers and employees, subject to the attainment of designated performance criteria that may relate to the Company’s performance, the performance of an affiliate, region, division or profit center, and/or to individual or team performance. The Company annually sets minimum, target, and superior levels of performance. Minimum performance must be attained for the payment of any bonus; superior performance must be attained for maximum payouts. The expense associated with the plan for 2018, 2017 and 2016 was $5,117, $4,490 and $2,307, respectively.
The Company maintains a long-term equity compensation plan that provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. Options granted under the plan permit the acquisition of shares of the Company’s common stock at an exercise price equal to the fair market value of the shares on the date of grant. Options are subject to time-based vesting and expire ten years after the date of grant. Options that do not vest or expire unexercised are forfeited and canceled. There were no stock options granted during the years ended December 31, 2018, 2017 or 2016. There was no compensation expense associated with options recorded for the years ended December 31, 2018, 2017 or 2016.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

The following table summarizes information about options outstanding, exercised and forfeited as of and for the three years ended December 31, 2018, 2017 and 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2016	621,446	$17.88
Granted	—	—
Exercised	(435,177)	18.67
Forfeited	(644)	29.67
Outstanding at December 31, 2016	185,625	$15.97	3.91	$4,872
Exercisable at December 31, 2016	185,625	$15.97	3.91	$4,872
Granted	—	—
Exercised	(95,875)	16.25
Forfeited	—	—
Outstanding at December 31, 2017	89,750	$15.67	3.14	$2,263
Exercisable at December 31, 2017	89,750	$15.67	3.14	$2,263
Granted	—	—
Exercised	(41,000)	15.54
Forfeited	(5,000)	15.32
Outstanding at December 31, 2018	43,750	$15.84	2.63	$627
Exercisable at December 31, 2018	43,750	$15.84	2.63	$627
The total intrinsic value of options exercised during the three years ended December 31, 2018, 2017 and 2016 was $1,180, $2,487 and $8,323, respectively. The total grant date fair value of options vested during December 31, 2016 was $78. All options outstanding during 2018 and 2017 were fully vested and exercisable as of December 31, 2016.
The Company also awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to non-employee directors, executives, and other officers and employees. Performance-based awards are subject to the attainment of designated performance criteria during a fixed performance cycle. Performance criteria may relate to the Company’s performance or to the performance of an affiliate, region, division or profit center in each case measured on an absolute basis or relative to a defined peer group. The Company annually sets minimum, target, and superior levels of performance. Minimum performance must be attained for the vesting of any shares; superior performance must be attained for maximum payouts. Time-based restricted stock awards relate to a fixed number of shares that vest at the end of a designated service period.
The fair value of each restricted stock award is the closing price of the Company’s common stock on the business day immediately preceding the date of the award. For restricted stock awarded under the plan, the Company recorded compensation expense of $7,251, $5,293 and $3,117 for the years ended December 31, 2018, 2017 and 2016, respectively. The following table summarizes the changes in restricted stock as of and for the year ended December 31, 2018:

	Performance- Based Restricted Stock(1)	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Not vested at beginning of year	—	$—	218,075	$39.08
Granted	110,652	40.89	188,272	42.93
Vested	(66,338)	40.89	(75,829)	36.98
Cancelled	(3,014)	40.89	(25,563)	40.97
Not vested at end of year	41,300	$40.89	304,955	$41.82
(1) In January 2018, the Company awarded an aggregate of 53,883 shares of performance-based restricted stock (at the target level), subject to a one-year performance cycle. An aggregate of 3,014 shares was forfeited and canceled prior to the end of the performance cycle. The Company's financial performance exceeded target levels, increasing the award by an aggregate of 15,469 shares.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

Unrecognized stock-based compensation expense related to restricted stock totaled $7,909 at December 31, 2018. As of such date, the weighted average period over which the unrecognized expense is expected to be recognized was approximately 1.45 years. There was no unrecognized stock-based compensation expense related to stock options at December 31, 2018.
At December 31, 2018, an aggregate of 2,043,402 shares of Company common stock were reserved for issuance under the Company’s employee benefit plans.
Note 15 – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2018, the Company had notional amounts of $196,049 on interest rate contracts with corporate customers and $196,049 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.
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

The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $159,464 and $131,000 at December 31, 2018 and 2017, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $281,343 and $199,000 at December 31, 2018 and 2017, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Derivative Instruments (continued)

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet	December 31,
	Location	2018	2017
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$2,779	$3,171
Interest rate lock commitments	Other Assets	3,740	2,756
Forward commitments	Other Assets	—	50
Totals		$6,519	$5,977
Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$2,046	$2,536
Totals		$2,046	$2,536
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$2,779	$3,171
Interest rate lock commitments	Other Liabilities	—	4
Forward commitments	Other Liabilities	3,563	328
Totals		$6,342	$3,503
Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows, as of the dates presented:

	Year Ended December 31,
	2018	2017	2016
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$4,137	$3,981	$2,402
Interest rate lock commitments:
Included in mortgage banking income	779	356	(2,111)
Forward commitments
Included in mortgage banking income	(3,069)	(4,489)	4,275
Total	$1,847	$(152)	$4,566
For the Company’s derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the years ended December 31, 2018, 2017 and 2016. The impact on other comprehensive income for the years ended December 31, 2018, 2017, and 2016, can be seen at Note 19, “Other Comprehensive Income.”
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Gross amounts recognized	$1,620	$717	$6,768	$5,303
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	1,620	717	6,768	5,303
Gross amounts not offset in the consolidated balance sheets
Financial instruments	1,620	717	1,620	717
Financial collateral pledged	—	—	2,745	4,357
Net amounts	$—	$—	$2,403	$229

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 16 – Income Taxes
(In Thousands)
Significant components of the provision for income taxes are as follows for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Current
Federal	$22,658	$28,380	$31,679
State	2,625	1,354	2,131
	25,283	29,734	33,810
Deferred
Federal	13,369	22,314	10,480
State	3,075	1,147	557
Revaluation of net deferred tax assets as a result of the Tax Cuts and Jobs Act	—	14,486	—
	16,444	37,947	11,037
	$41,727	$67,681	$44,847
The reconciliation of income taxes computed at the United States federal statutory tax rates to the provision for income taxes is as follows, for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Tax at U.S. statutory rate	$39,616	$55,955	$47,522
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(1,433)	(3,595)	(3,467)
BOLI income	(975)	(1,524)	(1,622)
Investment tax credits	(1,863)	(1,591)	(1,390)
Amortization of investment in low-income housing tax credits	1,592	1,873	1,742
State income tax expense, net of federal benefit	4,502	1,626	1,747
Revaluation of net deferred tax assets as a result of the Tax Cuts and Jobs Act	—	14,486	—
Other items, net	288	451	315
	$41,727	$67,681	$44,847

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows for the periods presented:

	December 31,
	2018	2017
Deferred tax assets
Allowance for loan losses	$14,097	$13,966
Loans	18,655	15,062
Deferred compensation	10,001	7,093
Net unrealized losses on securities	6,180	3,659
Impairment of assets	1,280	1,748
Net operating loss carryforwards	19,065	2,419
Other	3,610	4,722
Gross deferred tax assets	72,888	48,669
Valuation allowance on state net operating loss carryforwards	—	—
Total deferred tax assets	72,888	48,669
Deferred tax liabilities
Investment in partnerships	1,572	757
Depreciation	3,865	3,163
Mortgage servicing rights	12,350	10,139
Subordinated debt	1,607	2,394
Other	1,792	1,859
Total deferred tax liabilities	21,186	18,312
Net deferred tax assets	$51,702	$30,357
The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. After reviewing the Company's inventory of deferred tax assets and liabilities on the date of enactment and giving consideration to the future impact of the lower corporate tax rates and other provisions of the new legislation, the Company's revaluation of its net deferred tax assets was $14,486, which was included in “Income taxes” in the Consolidated Statements of Income for the year ended December 31, 2017. No further adjustments related to the Tax Act were required in 2018.
The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2015 through 2017. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2015 through 2017.
The Company acquired federal and state net operating losses as part of its previous acquisitions, with varying expiration periods. The federal and state net operating losses acquired in the Brand acquisition were $83,960 and approximately $67,168, respectively, all created in 2018. As part of the Tax Act and corresponding state tax laws, the federal net operating losses and the majority of the state net operating losses created by Brand during 2018 have an indefinite carryforward period.  As of December 31, 2018, there are federal and state net operating losses, related to the Brand acquisition, without expiration periods of $71,963 of and $63,218, respectively. The federal and state net operating losses acquired in the Heritage acquisition were $18,321 and $16,877, respectively, of which $4,956 and $2,365 remain to be utilized as of December 31, 2018. These losses begin to expire in 2029 and are expected to be fully utilized. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the year end December 31, 2018.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Income Taxes (continued)

The table below presents the breakout of net operating losses for the periods presented.

	December 31,
	2018	2017
Net Operating Losses
Federal	$76,919	$5,920
State	65,583	7,319
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, related to federal and state income tax matters as of December 31 follows below. These amounts have been adjusted for the change in the tax rate from 35% to 21%.

	2018	2017	2016
Balance at January 1	$1,606	$1,510	$1,485
Additions based on positions related to current period	313	467	25
Reductions due to lapse of statute of limitations	—	(371)	—
Balance at December 31	$1,919	$1,606	$1,510
If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate for 2018 relative to any tax positions taken prior to January 1, 2018. The Company had accrued $244, $169 and $169 for interest and penalties related to unrecognized tax benefits as of December 31, 2018, 2017 and 2016, respectively.
Note 17 – Investments in Qualified Affordable Housing Projects
(In Thousands)
The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period. At December 31, 2018 and December 31, 2017, the Company’s carrying value of QAHPs was $6,037 and $7,637, respectively. During the first quarter of 2017, the Company sold its interest in a limited liability partnership which reduced the carrying value of the investment in QAHPs by approximately $2,450. On July 1, 2017, the Company acquired $5,481 in QAHPs in its acquisition of Metropolitan. The Company has no remaining funding obligations related to the QAHPs. The investments in QAHPs are accounted for using the effective yield method. The investments in QAHPs are included in “Other assets” on the Consolidated Balance Sheets.
Components of the Company’s investments in qualified affordable housing projects were included in the line item “Income taxes” in the Consolidated Statements of Income for the periods presented as follows:

	Year Ended
	December 31,
	2018	2017
Investment amortization	$1,592	$1,714
Tax credits and other benefits	(2,290)	(2,190)
Total	$(698)	$(476)
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 – Fair Value Measurements (continued)

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
December 31, 2018
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,511	$—	$2,511
Obligations of states and political subdivisions	—	203,269	—	203,269
Residential mortgage-backed securities:
Government agency-mortgage backed securities	—	613,283	—	613,283
Government agency collateralized mortgage obligations	—	326,989	—	326,989
Commercial mortgage-backed securities:
Government agency-mortgage backed securities	—	21,830	—	21,830
Government agency collateralized mortgage obligations	—	28,335	—	28,335
Trust preferred securities	—	—	10,633	10,633
Other debt securities	—	43,927	—	43,927
Total securities available for sale	—	1,240,144	10,633	1,250,777
Derivative instruments:
Interest rate contracts	—	2,779	—	2,779
Interest rate lock commitments	—	3,740	—	3,740
Forward commitments	—	—	—	—
Total derivative instruments	—	6,519	—	6,519
Mortgage loans held for sale in loans held for sale	—	219,848	—	219,848
Total financial assets	$—	$1,466,511	$10,633	$1,477,144
Financial liabilities:
Derivative instruments:
Interest rate swap	$—	$2,046	$—	$2,046
Interest rate contracts	—	2,779	—	2,779
Interest rate lock commitments	—	—	—	—
Forward commitments	—	3,563	—	3,563
Total derivative instruments	—	8,388	—	8,388
Total financial liabilities	$—	$8,388	$—	$8,388

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 – Fair Value Measurements (continued)

	Level 1	Level 2	Level 3	Totals
December 31, 2017
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$3,564	$—	$3,564
Obligations of states and political subdivisions	—	234,481	—	234,481
Residential mortgage-backed securities:
Government agency mortgage-backed securities	—	193,950	—	193,950
Government agency collateralized mortgage obligations	—	176,639	—	176,639
Commercial mortgage-backed securities:
Government agency-mortgage backed securities	—	31,170	—	31,170
Government agency collateralized mortgage obligations	—	5,006	—	5,006
Trust preferred securities	—	—	9,388	9,388
Other debt securities	—	17,290	—	17,290
Total securities available for sale	—	662,100	9,388	671,488
Derivative instruments:
Interest rate contracts	—	3,171	—	3,171
Interest rate lock commitments	—	2,756	—	2,756
Forward commitments	—	50	—	50
Total derivative instruments	—	5,977	—	5,977
Mortgage loans held for sale in loans held for sale	—	108,316	—	108,316
Total financial assets	$—	$776,393	$9,388	$785,781
Financial liabilities:
Derivative instruments:
Interest rate swap	$—	$2,536	$—	$2,536
Interest rate contracts	—	3,171	—	3,171
Interest rate lock commitments	—	4	—	4
Forward commitments	—	328	—	328
Total derivative instruments	—	6,039	—	6,039
Total financial liabilities	$—	$6,039	$—	$6,039
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 – Fair Value Measurements (continued)

The following table provides for the periods presented a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs:

Securities available for sale
Trust preferred securities
Balance at January 1, 2017	$18,389
Realized (gains) losses included in net income, net of premium amortization	25
Unrealized gains included in other comprehensive income	2,364
Sales	(9,346)
Issues	—
Settlements	(2,044)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2017	$9,388
Realized (gains) losses included in net income, net of premium amortization	34
Unrealized gains included in other comprehensive income	1,328
Sales	—
Issues	—
Settlements	(117)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at December 31, 2018	$10,633
For 2018 and 2017, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of December 31, 2018 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$10,633	Discounted cash flows	Default rate	0-100%

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

	Level 1	Level 2	Level 3	Totals
December 31, 2018
Impaired loans	$—	$—	$21,686	$21,686
OREO	—	—	4,319	4,319
Total	$—	$—	$26,005	$26,005

	Level 1	Level 2	Level 3	Totals
December 31, 2017
Impaired loans	$—	$—	$19,365	$19,365
OREO	—	—	7,392	7,392
Total	$—	$—	$26,757	$26,757
The following methods and assumptions are used by the Company to estimate the fair values of the Company’s assets measured on a nonrecurring basis:
Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans that were measured or re-measured at fair value had a carrying value of $22,621 and $20,394 at December 31, 2018 and December 31, 2017, respectively, and a specific reserve for these loans of $935 and $1,029 was included in the allowance for loan losses for the same periods ended.
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
The following table presents, as of the dates presented, OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets at period-end:

	December 31, 2018	December 31, 2017
Carrying amount prior to remeasurement	$5,258	$8,732
Impairment recognized in results of operations	(939)	(1,340)
Fair value	$4,319	$7,392

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 – Fair Value Measurements (continued)

The following table presents information as of December 31, 2018 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$21,686	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$4,319	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%
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
Net gains of $4,892 resulting from fair value changes of these mortgage loans were recorded in income during 2018, as compared to net gains of $1,594 in 2017 and net losses of $4,851 in 2016. The amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to, market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2018:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale	$219,848	$211,460	$8,388
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 – Fair Value Measurements (continued)

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2018
Financial assets
Cash and cash equivalents	$569,111	$569,111	$—	$—	$569,111
Securities available for sale	1,250,777	—	1,240,144	10,633	1,250,777
Loans held for sale	411,427	—	219,848	191,579	411,427
Loans, net	9,034,103	—	—	8,818,039	8,818,039
Mortgage servicing rights	48,230	—	—	61,111	61,111
Derivative instruments	6,519	—	6,519	—	6,519
Financial liabilities
Deposits	$10,128,557	$7,765,773	$2,337,334	$—	$10,103,107
Short-term borrowings	387,706	387,706	—	—	387,706
Other long-term borrowings	53	53	—	—	53
Federal Home Loan Bank advances	6,690	—	6,751	—	6,751
Junior subordinated debentures	109,636	—	109,766	—	109,766
Subordinated notes	147,239	—	148,875	—	148,875
Derivative instruments	8,388	—	8,388	—	8,388

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2017
Financial assets
Cash and cash equivalents	$281,453	$281,453	$—	$—	$281,453
Securities available for sale	671,488	—	662,100	9,388	671,488
Loans held for sale	108,316	—	108,316	—	108,316
Loans, net	7,574,111	—	—	7,514,185	7,514,185
Mortgage servicing rights	39,339	—	—	47,868	47,868
Derivative instruments	5,977	—	5,977	—	5,977
Financial liabilities
Deposits	$7,921,075	$6,114,391	$1,809,085	$—	$7,923,476
Short-term borrowings	89,814	89,814	—	—	89,814
Other long-term borrowings	98	98	—	—	98
Federal Home Loan Bank advances	7,493	—	7,661	—	7,661
Junior subordinated debentures	85,881	—	69,702	—	69,702
Subordinated notes	114,074	—	118,650	—	118,650
Derivative instruments	6,039	—	6,039	—	6,039

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 19 – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2018
Securities available for sale:
Unrealized holding losses on securities	$(11,155)	$(2,840)	$(8,315)
Reclassification adjustment for losses realized in net income(1)	16	4	12
Total securities available for sale	(11,139)	(2,836)	(8,303)
Derivative instruments:
Unrealized holding gains on derivative instruments	490	125	365
Total derivative instruments	490	125	365
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	413	105	308
Amortization of net actuarial loss recognized in net periodic pension cost(2)	328	83	245
Total defined benefit pension and post-retirement benefit plans	741	188	553
Total other comprehensive loss	$(9,908)	$(2,523)	$(7,385)
Year Ended December 31, 2017
Securities available for sale:
Unrealized holding losses on securities	$(3,617)	$(1,399)	$(2,218)
Unrealized holding gains on securities transferred from held to maturity to available for sale	13,219	5,111	8,108
Reclassification adjustment for gains realized in net income(1)	(148)	(57)	(91)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(282)	(109)	(173)
Total securities available for sale	9,172	3,546	5,626
Derivative instruments:
Unrealized holding gains on derivative instruments	874	338	536
Total derivative instruments	874	338	536
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	1,379	351	1,028
Amortization of net actuarial loss recognized in net periodic pension cost(2)	407	158	249
Total defined benefit pension and post-retirement benefit plans	1,786	509	1,277
Total other comprehensive income	$11,832	$4,393	$7,439

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 19 – Other Comprehensive Income (continued)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2016
Securities available for sale:
Unrealized holding losses on securities	$(10,119)	$(3,913)	$(6,206)
Reclassification adjustment for gains realized in net income(1)	(1,186)	(459)	(727)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(99)	(38)	(61)
Total securities available for sale	(11,404)	(4,410)	(6,994)
Derivative instruments:
Unrealized holding gains on derivative instruments	856	329	527
Total derivative instruments	856	329	527
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the period	51	20	31
Amortization of net actuarial loss recognized in net periodic pension cost(2)	480	178	302
Reclassification of adjustment for net settlement gain realized in net income (2)	(383)	(148)	(235)
Total defined benefit pension and post-retirement benefit plans	148	50	98
Total other comprehensive loss	$(10,400)	$(4,031)	$(6,369)
(1) Included in Net (losses) gains on sales of securities in the Consolidated Statements of Income
(2) Included in Salaries and employee benefits in the Consolidated Statements of Income
The accumulated balances for each component of other comprehensive income, net of tax, at December 31 were as follows:

	2018	2017	2016
Unrealized gains on securities	$1,066	$9,369	$9,490
Non-credit related portion of other-than-temporary impairment on securities	(11,319)	(11,319)	(16,719)
Unrealized losses on derivative instruments	(630)	(995)	(1,355)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,013)	(7,566)	(7,320)
Total accumulated other comprehensive loss	$(17,896)	$(10,511)	$(15,904)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement

Note 20 – Quarterly Results of Operations
(In Thousands, Except Share Data) (Unaudited)
The following table sets forth a summary of the unaudited quarterly results of operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Interest income	$100,380	$106,574	$117,795	$137,105
Interest expense	11,140	14,185	18,356	21,648
Net interest income	89,240	92,389	99,439	115,457
Provision for loan losses	1,750	1,810	2,250	1,000
Noninterest income	33,953	35,581	38,053	36,374
Noninterest expense	77,944	79,026	94,746	93,313
Income before income taxes	43,499	47,134	40,496	57,518
Income taxes	9,673	10,424	8,532	13,098
Net income	$33,826	$36,710	$31,964	$44,420
Basic earnings per share	$0.69	$0.74	$0.61	$0.76
Diluted earnings per share	$0.68	$0.74	$0.61	$0.76

2017
Interest income	$81,889	$87,579	$100,695	$104,587
Interest expense	7,874	7,976	10,678	11,325
Net interest income	74,015	79,603	90,017	93,262
Provision for loan losses	1,500	1,750	2,150	2,150
Noninterest income	32,021	34,265	33,413	32,441
Noninterest expense	69,309	74,841	80,660	76,808
Income before income taxes	35,227	37,277	40,620	46,745
Income taxes	11,255	11,993	14,199	30,234
Net income	$23,972	$25,284	$26,421	$16,511
Basic earnings per share	$0.54	$0.57	$0.54	$0.33
Diluted earnings per share	$0.54	$0.57	$0.53	$0.33
See Note 2, “Mergers and Acquisitions” above for a discussion of the effect on the Company’s results of operations of its acquisitions of Brand in the third quarter of 2018 and Metropolitan in the third quarter of 2017.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note 21 – Net Income Per Common Share (continued)

Basic and diluted net income per common share calculations are as follows for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Basic
Net income applicable to common stock	$146,920	$92,188	$90,930
Average common shares outstanding	52,492,104	46,874,502	41,737,636
Net income per common share—basic	$2.80	$1.97	$2.18
Diluted
Net income applicable to common stock	$146,920	$92,188	$90,930
Average common shares outstanding	52,492,104	46,874,502	41,737,636
Effect of dilutive stock-based compensation	134,746	127,014	251,819
Average common shares outstanding—diluted	52,626,850	47,001,516	41,989,455
Net income per common share—diluted	$2.79	$1.96	$2.17
Outstanding stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Year Ended
	December 31,
	2018	2017	2016
Number of shares	73,257	77,545	—
Range of exercise prices (for stock option awards)	—	—	—
Note 22 – Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk
(In Thousands)
Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2018 were $2,068,749 and $104,664, respectively, compared to $1,619,022 and $68,946, respectively, at December 31, 2017.
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
Note 23 – Restrictions on Cash, Securities, Bank Dividends, Loans or Advances
(In Thousands)
Renasant Bank is required to maintain minimum average balances with the Federal Reserve. At December 31, 2018 and 2017, Renasant Bank’s reserve requirements with the Federal Reserve were $113,341 and $129,429, respectively, with which it was in full compliance.
The Company’s balance of FHLB stock, which is carried at amortized cost, at December 31, 2018 and 2017, was $19,777 and $15,070, respectively. The required investment for the same time period was $7,471 and $7,181, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 23 – Restrictions on Cash, Securities, Bank Dividends, Loans or Advances (continued)

The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance (the “DBCF”). In addition, the FDIC also has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends. Accordingly, the approval of the DBCF is required prior to Renasant Bank paying dividends to the Company, and under certain circumstances the approval of the FDIC may be required. At December 31, 2018, the Bank’s earned surplus exceeded the Bank’s capital stock by more than ten times.
Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2018, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $133,162. As of December 31, 2018, no loans from the Bank to the Company were outstanding.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 24 – Regulatory Matters (continued)

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of December 31:

	2018		2017
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,188,412	10.11%	$979,604	10.18%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,085,751	11.05%	896,733	11.34%
Tier 1 Capital to Risk-Weighted Assets	1,188,412	12.10%	979,604	12.39%
Total Capital to Risk-Weighted Assets	1,386,507	14.12%	1,142,926	14.46%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,276,976	10.88%	$1,000,715	10.42%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,276,976	13.02%	1,000,715	12.69%
Tier 1 Capital to Risk-Weighted Assets	1,276,976	13.02%	1,000,715	12.69%
Total Capital to Risk-Weighted Assets	1,331,619	13.58%	1,050,751	13.32%
Common equity Tier 1 capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. At December 31, 2018, the required capital conservation buffer was 1.875% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements, and the buffer increased to 2.5% as of January 1, 2019. In addition, the Basel III regulatory capital reforms and rules effecting certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 issued by the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (the “Basel III Rules”) have revised the agencies’ rules for calculating risk-weighted assets to enhance risk sensitivity and to incorporate certain international capital standards of the Basel Committee on Banking Supervision. These revisions affect the calculation of the denominator of a banking organization’s risk-based capital ratios to reflect the higher-risk nature of certain types of loans. As applicable to Renasant Bank:
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 25 - Segment Reporting (continued)

The following table provides financial information for the Company’s operating segments as of and for the years ended December 31, 2018, 2017 and 2016:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
2018
Net interest income	$406,420	$484	$1,297	$(11,676)	$396,525
Provision for loan losses	6,810	—	—	—	6,810
Noninterest income	120,559	9,831	14,537	(966)	143,961
Noninterest expense	323,439	7,294	13,336	960	345,029
Income before income taxes	196,730	3,021	2,498	(13,602)	188,647
Income taxes	44,464	786	—	(3,523)	41,727
Net income (loss)	$152,266	$2,235	$2,498	$(10,079)	$146,920
Total assets	$12,828,586	$25,798	$60,794	$19,700	$12,934,878
Goodwill	930,161	2,767	—	—	932,928
2017
Net interest income	$344,499	$457	$2,160	$(10,219)	$336,897
Provision for loan losses	7,550	—	—	—	7,550
Noninterest income	110,308	9,530	12,863	(561)	132,140
Noninterest expense	281,698	6,957	11,785	1,178	301,618
Income before income taxes	165,559	3,030	3,238	(11,958)	159,869
Income taxes	70,257	1,184	—	(3,760)	67,681
Net income (loss)	$95,302	$1,846	$3,238	$(8,198)	$92,188
Total assets	$9,717,779	$26,470	$61,330	$24,402	$9,829,981
Goodwill	608,279	2,767	—	—	611,046
2016
Net interest income	$305,583	$350	$1,846	$(6,788)	$300,991
Provision for loan losses	7,530	—	—	—	7,530
Noninterest income	114,615	10,074	12,354	372	137,415
Noninterest expense	276,260	6,873	11,099	867	295,099
Income before income taxes	136,408	3,551	3,101	(7,283)	135,777
Income taxes	46,352	1,385	—	(2,890)	44,847
Net income (loss)	$90,056	$2,166	$3,101	$(4,393)	$90,930
Total assets	$8,602,022	$23,693	$54,857	$19,279	$8,699,851
Goodwill	467,767	2,767	—	—	470,534

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 26 – Renasant Corporation (Parent Company Only) Condensed Financial Information
(In Thousands)
Balance Sheets

	December 31,
	2018	2017
Assets
Cash and cash equivalents(1)	$44,581	$81,839
Investments	1,662	2,734
Loans, net	640	—
Investment in bank subsidiary(2)	2,236,932	1,618,993
Accrued interest receivable on bank balances(2)	6	6
Intercompany receivable(2)	1,618	4,210
Other assets	18,574	10,839
Total assets	$2,304,013	$1,718,621
Liabilities and shareholders’ equity
Junior subordinated debentures	$109,636	$85,881
Subordinated notes	147,239	114,074
Other liabilities	3,225	3,683
Shareholders’ equity	2,043,913	1,514,983
Total liabilities and shareholders’ equity	$2,304,013	$1,718,621

(1)	Eliminates in consolidation, with the exception of $3,737 and $3,643, in 2018 and 2017, respectively, pledged for collateral and held at non-subsidiary bank

(2)	Eliminates in consolidation
Statements of Income

	Year Ended December 31,
	2018	2017	2016
Income
Dividends from bank subsidiary(1)	$53,381	$34,416	$29,733
Interest income from bank subsidiary(1)	8	8	8
Other dividends	137	94	469
Other income	121	588	1,275
Total income	53,647	35,106	31,485
Expenses	13,869	12,649	9,036
Income before income tax benefit and equity in undistributed net income of bank subsidiary	39,778	22,457	22,449
Income tax benefit	(3,523)	(3,761)	(2,890)
Equity in undistributed net income of bank subsidiary(1)	103,619	65,970	65,591
Net income	$146,920	$92,188	$90,930

(1)	Eliminates in consolidation

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 26 - Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$146,920	$92,188	$90,930
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	—	—	(1,186)
Equity in undistributed net income of bank subsidiary	(103,619)	(65,970)	(65,591)
Amortization/depreciation/accretion	160	656	560
Decrease (increase) in other assets	3,381	(1,069)	(556)
(Decrease) increase in other liabilities	(171)	(2,291)	564
Net cash provided by operating activities	46,671	23,514	24,721
Investing activities
Purchases of securities held to maturity and available for sale	—	—	(1,380)
Sales and maturities of securities held to maturity and available for sale	1,052	1,555	6,101
Investment in subsidiaries	—	(25,000)	(75,000)
Net cash (paid) received in acquisition	(34,836)	4,834	—
Other investing activities	423	(54)	—
Net cash used in investing activities	(33,361)	(18,665)	(70,279)
Financing activities
Cash paid for dividends	(43,614)	(34,416)	(29,734)
Cash received on exercise of stock-based compensation	201	173	415
Excess tax benefits from exercise of stock options	—	—	2,771
Repurchase of shares in connection with stock repurchase program	(7,062)	—	—
Repayment of long-term debt	—	(10,310)	—
Proceeds from issuance of long-term debt	—	—	98,127
Proceeds from equity offering	—	—	84,105
Other financing activities	(93)	310	—
Net cash (used in) provided by financing activities	(50,568)	(44,243)	155,684
(Decrease) increase in cash and cash equivalents	(37,258)	(39,394)	110,126
Cash and cash equivalents at beginning of year	81,839	121,233	11,107
Cash and cash equivalents at end of year	$44,581	$81,839	$121,233
Note 27 – Revenue Recognition
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 27 – Revenue Recognition (continued)

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
Fees and Commissions
Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. These fees are earned at a point in time as the services are rendered, and therefore the related revenue is recognized as Company’s performance obligation is satisfied.
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
The Company also earns contingency income that it recognizes on a cash basis. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on the Company’s clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $832, $816 and $1,177, respectively, for each of the twelve months ended December 31, 2018, 2017 and 2016.
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
Sales of Other Real Estate Owned
The Company continually markets the properties included in the OREO portfolio. The Company will at times, in the ordinary course of business, provide seller-financing on sales of OREO. In cases where a sale is seller-financed, the Company must ensure the commitment of both parties to perform their respective obligations and the collectability of the transaction price in order to

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 27 – Revenue Recognition (continued)

properly recognize the revenue on the sale of OREO. This is accomplished through the Company’s loan underwriting process. In this process the Company considers things such as the buyer’s initial equity in the property, the credit quality of the buyer, the financing terms of the loan and the cash flow from the property, if applicable. If it is determined that the contract criteria in ASC 606 have been met, the revenue on the sale of OREO will be recognized on the closing date of the sale when the Company has transferred title to the buyer and obtained the right to receive payment for the property. In instances where sales are not seller-financed, the Company recognizes revenue on the closing date of the sale when the Company has obtained payment for the property and transferred title to the buyer. For additional information on OREO, please see Note 8, “Other Real Estate Owned.”
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based upon their evaluation as of December 31, 2018, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
The information appearing under the heading “Executive Officers” in the Company’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders is incorporated herein by reference.
Code of Ethics
The Company has adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. The Company’s Code of Ethics is available on its website at www.renasant.com under the “Investor Relations” tab by clicking on “Corporate Overview,” and then “Governance Documents” and then “Code of Ethics.” Any person may request a free copy of the Code of Ethics from the Company by sending a request to the following address: Renasant Corporation, 209 Troy Street, Tupelo, Mississippi, 38804-4827, Attention: Chief Financial Officer. The Company intends to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Ethics by posting such information on its website, at the address specified above.

Directors of the Company, Shareholder Recommendations of Director Candidates, Audit Committee Members and Section 16(a) Beneficial Ownership Reporting Compliance
The information appearing under the headings “Corporate Governance and Board of Directors,” “Board Members and Compensation” and “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information appearing under the headings “Board Members and Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Tables” in the Company’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders is incorporated herein by reference.
The table below includes information as of December 31, 2018 about the Company’s equity compensation plans, both approved and not approved by the Company’s shareholders. These plans and arrangements are:
Shareholder-Approved Plans: As of December 31, 2018, the Company’s shareholder-approved equity compensation plans are as follows:

•
Renasant Corporation 2011 Long-Term Incentive Compensation Plan. Under this plan, a total of 1,737,600 shares of Company common stock are reserved for issuance; as of December 31, 2018, an aggregate of 970,609 shares of common stock remained available, and options to purchase an aggregate of 27,250 shares of common stock were outstanding.

•
Renasant Corporation 2001 Long-Term Incentive Plan. This plan expired on October 8, 2011, and no further grants or other awards may be made under the plan. As of December 31, 2018, options to purchase an aggregate of 16,500 shares of Company common stock remained outstanding.

Non-Shareholder Approved Plans and Arrangements: As of December 31, 2018, there was one equity compensation plan that was not approved by the Company’s shareholders:

•
Deferred Stock Unit Plan. Under this plan, an aggregate of 317,500 shares of Company common stock are reserved for issuance; as of December 31, 2018, units representing an aggregate of 245,592 shares of common stock were allocated to accounts, some of which has been distributed in the form of common stock.

Equity Compensation Plan Information at December 31, 2018
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders	43,750	$15.84	970,609
Equity compensation plans not approved by security holders	—	—	71,908
Total	43,750	$15.84	1,042,517
(1) Does not take into account units allocated under the Deferred Stock Unit Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the heading “Corporate Governance and Board of Directors” in the Company’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing under the heading “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2018, 2017 and 2016 are included in Part II, Item 8, Financial Statements and Supplementary Data:

(i)	Report on Management’s Assessment of Internal Control over Financial Reporting
(ii)	Reports of Independent Registered Public Accounting Firm
(iii)	Consolidated Balance Sheets – December 31, 2018 and 2017
(iv)	Consolidated Statements of Income – Years ended December 31, 2018, 2017 and 2016
(v)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2018, 2017 and 2016
(vi)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2018, 2017 and 2016
(vii)	Consolidated Statements of Cash Flows – Years ended December 31, 2018, 2017 and 2016
(viii)	Notes to Consolidated Financial Statements

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

(2)(iv)
Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Brand Group Holdings, Inc. and The Brand Banking Company dated as of March 28, 2018, filed as exhibit 2.1 to the Form 8-K of the Company filed with the Commission on March 30, 2018 and incorporated herein by reference.

(3)(i)	Articles of Incorporation of the Company, as amended, filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Commission on May 10, 2016 and incorporated herein by reference.

(3)(ii)	Amended and Restated Bylaws of the Company, filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on July 20, 2018 and incorporated herein by reference.

(4)(i)	Articles of Incorporation of the Company, as amended, filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Commission on May 10, 2016 and incorporated herein by reference.

(4)(ii)	Amended and Restated Bylaws of the Company, filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on July 20, 2018 and incorporated herein by reference.

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
Renasant Corporation Deferred Stock Unit Plan, filed as exhibit 4.3 to the Form S-8 Registration Statement of the Company (File No. 333-102152) filed with the Commission on December 23, 2002 and incorporated herein by reference.*

(10)(vi)
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
Renasant Corporation Performance Based Rewards Plan, dated as of October 16, 2018, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on October 19, 2018 and incorporated herein by reference.*

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
Amendment to Employment Agreement dated as of June 29, 2007 by and between R. Rick Hart and Renasant Corporation dated as of February 27, 2018, filed as exhibit 10.1 to the Form 10-K of the Company filed with the Commission on February 28, 2018 and incorporated herein by reference.*

(10)(xxi)
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
Executive Employment Agreement dated January 2, 2008 by and between E. Robinson McGraw and Renasant Corporation, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on March 7, 2008 and incorporated herein by reference.*

(10)(xxvi)
Amendment to Executive Employment Agreement dated April 25, 2017 by and between E. Robinson McGraw and Renasant Corporation, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on April 28, 2017 and incorporated herein by reference.*

(10)(xxvii)	Renasant Corporation Severance Pay Plan, filed as exhibit 10.5 to the Form 8-K of the Company filed with the Commission on February 17, 2009 and incorporated herein by reference.*

(10)(xxviii)
Renasant Corporation 2011 Long-Term Incentive Compensation Plan, filed as Exhibit A to the Definitive Proxy Statement of the Company (File No. 001-13253) filed with the Commission on March 17, 2016 and incorporated herein by reference.*

(10)(xxix)
Amendment to the Renasant Corporation 2011 Long-Term Incentive Compensation Plan dated December 20, 2016, filed as exhibit 10.3 to the Form 10-K/A of the Company filed with the Commission on February 28, 2017 and incorporated herein by reference.*

(10)(xxx)
Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and Kevin D. Chapman, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on January 13, 2016 and incorporated herein by reference.*

(10)(xxxi)
Amendment to the Executive Employment Agreement dated February 14, 2018, between Renasant Corporation and Kevin D. Chapman, filed as exhibit 10.2 to the Form 10-K of the Company filed with the Commission on February 28, 2018 and incorporated herein by reference.*

(10)(xxxii)
Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and C. Mitchell Waycaster, filed as exhibit 10.2 to the Form 8-K of the Company filed with the Commission on January 13, 2016 and incorporated herein by reference.*

(10)(xxxiii)
Amendment to the Executive Employment Agreement dated February 14, 2018, between Renasant Corporation and C. Mitchell Waycaster, filed as exhibit 10.3 to the Form 10-K of the Company filed with the Commission on February 28, 2018 and incorporated herein by reference.*

(10)(xxxiv)
Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and J. Scott Cochran, filed as exhibit 10.4 to the Form 10-K of the Company filed with the Commission on February 28, 2018 and incorporated herein by reference.*

(10)(xxxv)
Executive Employment Agreement dated September 1, 2018, between Renasant Corporation and Bartow Morgan, Jr., filed as exhibit 10.1 to the Registration Statement on Form S-4 of the Company (File No. 333-225395) filed with the Commission on June 1, 2018 and incorporated herein by reference.*

(10)(xxxvi)	Brand Group Holdings, Inc. Deferred Compensation Plan, as amended on January 1, 2016 and September 5, 2018, filed as exhibit 10.1 attached hereto.*

(10)(xxxvii)	Renasant Bank Deferred Income Plan, filed as exhibit 10.2 attached hereto.*

(21)	Subsidiaries of the Company

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

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

RENASANT CORPORATION

Date:	February 27, 2019	by:	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 27, 2019	by:	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial and Operating Officer
(Principal Financial and Accounting Officer)

Date:	February 27, 2019	by:	/s/ Donald Clark, Jr.
Donald Clark, Jr.
Director

Date:	February 27, 2019	by:	/s/ John M. Creekmore
John M. Creekmore
Vice Chairman of the Board and Director

Date:	February 27, 2019	by:	/s/ Albert J. Dale, III
Albert J. Dale, III
Director

Date:	February 27, 2019	by:	/s/ Jill V. Deer
Jill V. Deer
Director

Date:	February 27, 2019	by:	/s/ Marshall H. Dickerson
Marshall H. Dickerson
Director

Date:	February 27, 2019	by:	/s/ Connie L. Engel
Connie L. Engel
Director

Date:	February 27, 2019	by:	/s/ John T. Foy
John T. Foy
Director

S-1

Date:	February 27, 2019	by:	/s/ R. Rick Hart
R. Rick Hart
Executive Vice President and Director

Date:	February 27, 2019	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date:	February 27, 2019	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date:	February 27, 2019	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board and Director

Date:	February 27, 2019	by:	/s/ J. Niles McNeel
J. Niles McNeel
Director

Date:	February 27, 2019	by:	/s/ Michael D. Shmerling
Michael D. Shmerling
Director

Date:	February 27, 2019	by:	/s/ Sean M. Suggs
Sean M. Suggs
Director

Date:	February 27, 2019	by:	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
Director, President and
Chief Executive Officer
(Principal Executive Officer)

S-2