Form 10-Q
period 2019-03-31
RENASANT CORP
filed 2019-05-08
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $5.00 par value per share	RNST	The NASDAQ Stock Market LLC
As of April 30, 2019, 58,628,340 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$208,740	$198,515
Interest-bearing balances with banks	353,326	370,596
Cash and cash equivalents	562,066	569,111
Securities available for sale, at fair value	1,255,353	1,250,777
Loans held for sale ($195,807 and $219,848 carried at fair value at March 31, 2019 and December 31, 2018, respectively)	318,563	411,427
Loans, net of unearned income:
Non purchased loans and leases	6,565,599	6,389,712
Purchased loans	2,522,694	2,693,417
Total loans, net of unearned income	9,088,293	9,083,129
Allowance for loan losses	(49,835)	(49,026)
Loans, net	9,038,458	9,034,103
Premises and equipment, net	267,447	209,168
Other real estate owned:
Non purchased	4,223	4,853
Purchased	5,932	6,187
Total other real estate owned, net	10,155	11,040
Goodwill	932,971	932,928
Other intangible assets, net	42,755	44,865
Bank-owned life insurance	221,973	220,608
Mortgage servicing rights	48,973	48,230
Other assets	163,681	202,621
Total assets	$12,862,395	$12,934,878
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$2,366,223	$2,318,706
Interest-bearing	7,902,689	7,809,851
Total deposits	10,268,912	10,128,557
Short-term borrowings	87,590	387,706
Long-term debt	263,269	263,618
Other liabilities	153,747	111,084
Total liabilities	10,773,518	10,890,965
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 58,633,630 and 58,546,480 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost – 663,095 and 750,245 shares, respectively	(21,590)	(24,245)
Additional paid-in capital	1,288,106	1,288,911
Retained earnings	533,328	500,660
Accumulated other comprehensive loss, net of taxes	(7,450)	(17,896)
Total shareholders’ equity	2,088,877	2,043,913
Total liabilities and shareholders’ equity	$12,862,395	$12,934,878
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended
	March 31,
	2019	2018
Interest income
Loans	$126,302	$94,118
Securities
Taxable	7,925	3,994
Tax-exempt	1,409	1,685
Other	1,458	583
Total interest income	137,094	100,380
Interest expense
Deposits	19,772	8,059
Borrowings	4,175	3,081
Total interest expense	23,947	11,140
Net interest income	113,147	89,240
Provision for loan losses	1,500	1,750
Net interest income after provision for loan losses	111,647	87,490
Noninterest income
Service charges on deposit accounts	9,102	8,473
Fees and commissions	6,471	5,685
Insurance commissions	2,116	2,005
Wealth management revenue	3,324	3,262
Mortgage banking income	10,401	10,960
Net gain on sales of securities	13	—
BOLI income	1,407	945
Other	3,051	2,623
Total noninterest income	35,885	33,953
Noninterest expense
Salaries and employee benefits	57,350	48,784
Data processing	4,906	4,244
Net occupancy and equipment	11,835	9,822
Other real estate owned	1,004	657
Professional fees	2,454	2,138
Advertising and public relations	2,866	2,203
Intangible amortization	2,110	1,651
Communications	1,895	1,969
Merger and conversion related expenses	—	900
Other	4,412	5,576
Total noninterest expense	88,832	77,944
Income before income taxes	58,700	43,499
Income taxes	13,590	9,673
Net income	$45,110	$33,826
Basic earnings per share	$0.77	$0.69
Diluted earnings per share	$0.77	$0.68
Cash dividends per common share	$0.21	$0.19
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$45,110	$33,826
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains (losses) on securities	11,317	(7,909)
Reclassification adjustment for gains realized in net income	(10)	—
Total securities	11,307	(7,909)
Derivative instruments:
Unrealized holding (losses) gains on derivative instruments	(915)	858
Total derivative instruments	(915)	858
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	54	66
Total defined benefit pension and post-retirement benefit plans	54	66
Other comprehensive income (loss), net of tax	10,446	(6,985)
Comprehensive income	$55,556	$26,841

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2019	58,546,480	$296,483	$(24,245)	$1,288,911	$500,660	$(17,896)	$2,043,913
Net income					45,110		45,110
Other comprehensive income (loss)						10,446	10,446
Comprehensive income							55,556
Cash dividends ($0.21 per share)					(12,442)		(12,442)
Issuance of common stock for stock-based compensation awards	87,150		2,655	(3,442)			(787)
Stock-based compensation expense				2,637			2,637
Balance at March 31, 2019	58,633,630	$296,483	$(21,590)	$1,288,106	$533,328	$(7,450)	$2,088,877

Balance at January 1, 2018	49,321,231	$249,951	$(19,906)	$898,095	$397,354	$(10,511)	$1,514,983
Net income					33,826		33,826
Other comprehensive income (loss)						(6,985)	(6,985)
Comprehensive income							26,841
Cash dividends ($0.19 per share)					(9,455)		(9,455)
Issuance of common stock for stock-based compensation awards	71,747		1,610	(3,092)			(1,482)
Stock-based compensation expense				1,858			1,858
Other, net				20			20
Balance at March 31, 2018	49,392,978	$249,951	$(18,296)	$896,881	$421,725	$(17,496)	$1,532,765
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$45,110	$33,826
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,500	1,750
Depreciation, amortization and accretion	409	650
Deferred income tax expense	5,949	1,990
Funding of mortgage loans held for sale	(384,103)	(362,803)
Proceeds from sales of mortgage loans held for sale	416,032	275,445
Gains on sales of mortgage loans held for sale	(7,888)	(8,798)
Gains on sales of securities	(13)	—
(Gains) losses on sales of premises and equipment	(89)	8
Stock-based compensation expense	2,637	1,858
Payments on and proceeds from sales of other loans held for sale	70,375	—
Decrease in other assets	5,982	9,623
Increase in other liabilities	(15,794)	(14,720)
Net cash provided by (used in) operating activities	140,107	(61,171)
Investing activities
Purchases of securities available for sale	(49,577)	(317,922)
Proceeds from sales of securities available for sale	10,611	—
Proceeds from call/maturities of securities available for sale	48,509	29,335
Net increase in loans	(808)	(74,344)
Purchases of premises and equipment	(7,242)	(4,384)
Proceeds from sales of premises and equipment	135	—
Proceeds from sales of FHLB stock	10,441	—
Proceeds from sales of other assets	12,965	2,085
Other, net	(104)	—
Net cash provided by (used in) investing activities	24,930	(365,230)
Financing activities
Net increase in noninterest-bearing deposits	47,517	20,712
Net increase in interest-bearing deposits	93,175	416,759
Net decrease in short-term borrowings	(300,116)	(32,061)
Repayment of long-term debt	(216)	(230)
Cash paid for dividends	(12,442)	(9,455)
Net stock-based compensation transactions	—	201
Net cash (used in) provided by financing activities	(172,082)	395,926
Net decrease in cash and cash equivalents	(7,045)	(30,475)
Cash and cash equivalents at beginning of period	569,111	281,453
Cash and cash equivalents at end of period	$562,066	$250,978
Supplemental disclosures
Cash paid for interest	$23,887	$12,656
Cash paid for income taxes	$5,325	$6,280
Noncash transactions:
Transfers of loans to other real estate owned	$885	$1,154
Financed sales of other real estate owned	$120	$418
Transfers of loans held for sale to loans held for investment	$—	$442
Recognition of operating right-of-use assets	$54,338	$—
Recognition of operating lease liabilities	$57,857	$—

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
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 28, 2019.
Business Combinations: The Company completed its acquisition of Brand Group Holdings, Inc. (“Brand”) on September 1, 2018. The acquired institution’s financial condition and results of operations are included in the Company’s financial condition and results of operations as of the acquisition date. Due to the timing of the system conversion and the integration of operations into the Company’s existing operations, historical reporting for acquired operations is impracticable, and, therefore, disclosure of the amounts of revenue and expenses of the acquired institution since the acquisition date is impracticable.
In connection with the acquisition of Brand, the Company acquired a portfolio of non-mortgage consumer loans, which is included in the line item “Loans held for sale” on the Company’s Consolidated Balance Sheet with a balance of $122,756 as of March 31, 2019. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 850, “Business Combinations”, these loans were measured at fair value as of the acquisition date. Subsequent to the acquisition date, these loans are carried at the lower of amortized cost or fair value.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material.

Impact of Recently-Issued Accounting Standards and Pronouncements:
In February 2016, FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, which amends the accounting model and disclosure requirements for leases. Topic 842 was subsequently amended by the following updates: ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”, ASU 2018-10, “Codification Improvements to Topic 842, Leases”, and ASU 2018-11, “Targeted Improvements” (collectively, “ASC 842”). The current accounting model for leases distinguishes between capital leases, which are recognized on the balance sheet, and operating leases, which are not.  Under the new standard, the lease classifications are defined as finance leases, which are similar to capital leases under current GAAP, and operating leases.  Further, a lessee will recognize a lease liability and a right-of-use asset for all leases with a term greater than 12 months on its balance sheet regardless of the lease’s classification, which may significantly increase reported assets and liabilities.  The accounting model and disclosure requirements for lessors remains substantially unchanged from current GAAP.  This standard became effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company chose to use the effective date approach and, as such, all periods presented after January 1, 2019 are in accordance with ASC 842 whereas periods presented prior to January 1, 2019 are in accordance with prior lease accounting. Financial information was not updated, and the disclosures required under ASC 842, were not provided for dates and periods before January 1, 2019. The Company recorded a right-of-use asset in the amount of $53,042 and a corresponding lease liability in the amount of $56,562. The Company has included newly applicable lease disclosures in this filing in Note 19, “Leases.”
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
In March 2017, FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). ASU 2017-08 requires the amortization period for certain callable debt securities held at a premium to be the earliest call date.  ASU 2017-08 became effective January 1, 2019 and did not have a material impact on the Company’s financial statements.
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
In March 2019, FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” (“ASU 2019-01”). ASU 2019-01 is intended to clarify potential implementation questions related to ASC 842. This includes clarification on the determination of fair value of underlying assets by lessors that are not manufacturers or dealers, cash flow presentation of sales-type and direct financing leases and transition disclosures related to accounting changes and error corrections.  ASU 2019-01 will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently evaluating the effect that ASU 2019-01 will have on its financial position and results of operations and its financial statement disclosures.
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

The Company recorded approximately $349,459 in intangible assets which consist of goodwill of $321,925 and a core deposit intangible of $27,534. Goodwill resulted from a combination of revenue enhancements from expansion in existing markets and efficiencies resulting from operational synergies. The fair value of the core deposit intangible is being amortized over the estimated useful life, currently expected to be approximately 10 years. The goodwill is not deductible for income tax purposes.

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company’s acquisition of Brand based on their fair values on September 1, 2018.

Purchase Price:
Shares issued to common shareholders	9,306,477
Purchase price per share	$46.69
Value of stock paid		$434,519
Cash consideration paid		21,879
Cash paid for fractional shares		4
Cash settlement for stock options, net of tax benefit		17,157
Deal charges		894
Total Purchase Price		$474,453
Net Assets Acquired:
Stockholders’ equity at acquisition date	$138,896
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	(231)
Loans, including loans held for sale	(20,969)
Premises and equipment	910
Intangible assets	27,534
Other assets	(3,304)
Deposits	(1,367)
Borrowings	(3,236)
Other liabilities	13,338
Deferred income taxes	957
Total Net Assets Acquired		152,528
Goodwill resulting from merger(1)		$321,925
(1) The goodwill resulting from the merger has been assigned to the Community Banks operating segment.

The following table summarizes the estimated fair value on September 1, 2018 of assets acquired and liabilities assumed on that date in connection with the merger with Brand. These estimates are subject to change pending the finalization of all valuations.

Cash and cash equivalents	$193,436
Securities	71,246
Loans, including loans held for sale	1,589,195
Premises and equipment	20,070
Intangible assets	349,459
Other assets	112,066
Total assets	$2,335,472

Deposits	$1,714,177
Borrowings	90,912
Other liabilities	55,930
Total liabilities	$1,861,019

As part of the merger agreement, Brand agreed to divest the operations of its subsidiary Brand Mortgage Group, LLC (“BMG”), which was completed as of October 31, 2018. As a result, the balance sheet and results of operations of BMG, which the Company considers to be immaterial to the overall results of the Company, were included in the Company's balance sheet and results of operations from September 1, 2018 to October 31, 2018. The following table summarizes the significant assets acquired and liabilities assumed from BMG:

September 1, 2018
Loans held for sale	$48,100
Borrowings	34,139

Supplemental Pro Forma Combined Condensed Results of Operations
The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the three months ended March 31, 2019 and 2018 of the Company as though the Brand merger had been completed as of January 1, 2018. The unaudited pro forma information combines the historical results of Brand with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not necessarily indicative of what would have occurred had the acquisition taken place on January 1, 2018. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Merger expenses are reflected in the period in which they were incurred.

	(Unaudited)
	Three Months Ended
	March 31,
	2019	2018
Net interest income - pro forma	$113,147	$111,618

Noninterest income - pro forma	$35,885	$42,497

Noninterest expense - pro forma	$88,832	$99,774

Net income - pro forma	$45,110	$40,296

Earnings per share - pro forma:
Basic	$0.77	$0.69
Diluted	$0.77	$0.69

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Obligations of other U.S. Government agencies and corporations	$2,532	$16	$(23)	$2,525
Obligations of states and political subdivisions	179,758	4,064	(60)	183,762
Residential mortgage backed securities:
Government agency mortgage backed securities	622,056	3,783	(3,773)	622,066
Government agency collateralized mortgage obligations	321,088	1,093	(2,734)	319,447
Commercial mortgage backed securities:
Government agency mortgage backed securities	21,816	362	(180)	21,998
Government agency collateralized mortgage obligations	46,095	273	(38)	46,330
Trust preferred securities	12,259	—	(2,013)	10,246
Other debt securities	48,335	766	(122)	48,979
	$1,253,939	$10,357	$(8,943)	$1,255,353

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Obligations of other U.S. Government agencies and corporations	$2,536	$13	$(38)	$2,511
Obligations of states and political subdivisions	200,798	3,038	(567)	203,269
Residential mortgage backed securities:
Government agency mortgage backed securities	621,690	719	(9,126)	613,283
Government agency collateralized mortgage obligations	332,697	274	(5,982)	326,989
Commercial mortgage backed securities:
Government agency mortgage backed securities	21,957	257	(384)	21,830
Government agency collateralized mortgage obligations	28,446	24	(135)	28,335
Trust preferred securities	12,359	—	(1,726)	10,633
Other debt securities	44,046	192	(311)	43,927
	$1,264,529	$4,517	$(18,269)	$1,250,777

Securities sold were as follows for the period presented:

	Carrying Value	Net Proceeds	Gain/(Loss)
Three months ended March 31, 2019
Obligations of states and political subdivisions	$10,368	$10,384	$16
Residential mortgage backed securities:
Government agency mortgage backed securities	230	227	$(3)
	$10,598	$10,611	$13

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

There were no securities sold during the three months ended March 31, 2018.
Gross realized gains and losses on sales of securities available for sale for three months ended March 31, 2019 and 2018, respectively, were as follows:

	Three Months Ended
	March 31,
	2019	2018
Gross gains on sales of securities available for sale	$45	$—
Gross losses on sales of securities available for sale	(32)	—
Gains on sales of securities available for sale, net	$13	$—

At March 31, 2019 and December 31, 2018, securities with a carrying value of $553,451 and $619,308, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $19,629 and $18,299 were pledged as collateral for short-term borrowings and derivative instruments at March 31, 2019 and December 31, 2018, respectively.
The amortized cost and fair value of securities at March 31, 2019 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Due within one year	$36,647	$36,919
Due after one year through five years	40,168	40,856
Due after five years through ten years	74,651	76,630
Due after ten years	51,868	50,926
Residential mortgage backed securities:
Government agency mortgage backed securities	622,056	622,066
Government agency collateralized mortgage obligations	321,088	319,447
Commercial mortgage backed securities:
Government agency mortgage backed securities	21,816	21,998
Government agency collateralized mortgage obligations	46,095	46,330
Other debt securities	39,550	40,181
	$1,253,939	$1,255,353

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
March 31, 2019
Obligations of other U.S. Government agencies and corporations	0	$—	$—	2	$1,494	$(23)	2	$1,494	$(23)
Obligations of states and political subdivisions	1	855	(1)	10	7,309	(59)	11	8,164	(60)
Residential mortgage backed securities:
Government agency mortgage backed securities	10	28,824	(72)	96	242,222	(3,701)	106	271,046	(3,773)
Government agency collateralized mortgage obligations	3	16,043	(41)	64	159,212	(2,693)	67	175,255	(2,734)
Commercial mortgage backed securities:
Government agency mortgage backed securities	0	—	—	4	7,543	(180)	4	7,543	(180)
Government agency collateralized mortgage obligations	0	—	—	1	4,962	(38)	1	4,962	(38)
Trust preferred securities	0	—	—	2	10,246	(2,013)	2	10,246	(2,013)
Other debt securities	8	5,763	(34)	3	5,752	(88)	11	11,515	(122)
Total	22	$51,485	$(148)	182	$438,740	$(8,795)	204	$490,225	$(8,943)
December 31, 2018
Obligations of other U.S. Government agencies and corporations	0	$—	$—	2	$1,480	$(38)	2	$1,480	$(38)
Obligations of states and political subdivisions	34	22,159	(193)	26	16,775	(374)	60	38,934	(567)
Residential mortgage backed securities:
Government agency mortgage backed securities	91	354,731	(3,945)	73	125,757	(5,181)	164	480,488	(9,126)
Government agency collateralized mortgage obligations	24	97,451	(840)	60	140,076	(5,142)	84	237,527	(5,982)
Commercial mortgage backed securities:
Government agency mortgage backed securities	5	6,506	(74)	4	7,468	(310)	9	13,974	(384)
Government agency collateralized mortgage obligations	2	9,950	(23)	1	4,888	(112)	3	14,838	(135)
Trust preferred securities	0	—	—	2	10,633	(1,726)	2	10,633	(1,726)
Other debt securities	12	19,011	(88)	3	5,621	(223)	15	24,632	(311)
Total	168	$509,808	$(5,163)	171	$312,698	$(13,106)	339	$822,506	$(18,269)

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

The Company does not intend to sell any securities in an unrealized loss position that it holds, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

greater than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any OTTI for the three months ended March 31, 2019 or 2018.
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $12,259 and $12,359 and a fair value of $10,246 and $10,633 at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, the investments in pooled trust preferred securities consisted of two securities representing interests in various tranches of trusts collateralized by debt issued by over 150 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments before recovery of the investments’ amortized cost, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be at maturity. At March 31, 2019, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for both trust preferred securities and recognized credit related impairment losses on these securities in 2011. No additional impairment was recognized during the three months ended March 31, 2019.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at March 31, 2019:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XXIII	Pooled	B-2	$8,233	$6,593	$(1,640)	BB	17%
XXVI	Pooled	B-2	4,026	3,653	(373)	B	20%
			$12,259	$10,246	$(2,013)

The following table provides a summary of the cumulative credit related losses recognized in earnings for which a portion of OTTI has been recognized in other comprehensive income:

	2019	2018
Balance at January 1	$(261)	$(261)
Additions related to credit losses for which OTTI was not previously recognized	—	—
Increases in credit loss for which OTTI was previously recognized	—	—
Reductions for securities sold during the period	—	—
Balance at March 31	$(261)	$(261)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Non Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean non purchased loans.

The following is a summary of non purchased loans and leases as of the dates presented:

	March 31, 2019	December 31, 2018
Commercial, financial, agricultural	$921,081	$875,649
Lease financing	61,539	64,992
Real estate – construction	651,119	635,519
Real estate – 1-4 family mortgage	2,114,908	2,087,890
Real estate – commercial mortgage	2,726,186	2,628,365
Installment loans to individuals	93,654	100,424
Gross loans	6,568,487	6,392,839
Unearned income	(2,888)	(3,127)
Loans, net of unearned income	$6,565,599	$6,389,712

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2019
Commercial, financial, agricultural	$3,117	$78	$913,608	$916,803	$953	$3,145	$180	$4,278	$921,081
Lease financing	440	—	61,009	61,449	—	90	—	90	61,539
Real estate – construction	419	—	650,700	651,119	—	—	—	—	651,119
Real estate – 1-4 family mortgage	16,333	1,044	2,093,721	2,111,098	1,056	1,466	1,288	3,810	2,114,908
Real estate – commercial mortgage	2,394	13	2,719,516	2,721,923	—	2,349	1,914	4,263	2,726,186
Installment loans to individuals	392	57	93,139	93,588	2	64	—	66	93,654
Unearned income	—	—	(2,888)	(2,888)	—	—	—	—	(2,888)
Total	$23,095	$1,192	$6,528,805	$6,553,092	$2,011	$7,114	$3,382	$12,507	$6,565,599
December 31, 2018
Commercial, financial, agricultural	$3,397	$267	$870,457	$874,121	$—	$1,356	$172	$1,528	$875,649
Lease financing	607	89	64,296	64,992	—	—	—	—	64,992
Real estate – construction	887	—	634,632	635,519	—	—	—	—	635,519
Real estate – 1-4 family mortgage	10,378	2,151	2,071,401	2,083,930	238	2,676	1,046	3,960	2,087,890
Real estate – commercial mortgage	1,880	13	2,621,902	2,623,795	—	2,974	1,596	4,570	2,628,365
Installment loans to individuals	368	165	99,731	100,264	3	157	—	160	100,424
Unearned income	—	—	(3,127)	(3,127)	—	—	—	—	(3,127)
Total	$17,517	$2,685	$6,359,292	$6,379,494	$241	$7,163	$2,814	$10,218	$6,389,712
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loans accounted for under FASB ASC 310-20, “Nonrefundable Fees and Other Cost” (“ASC 310-20”), and which are impaired loans recognized in conformity with ASC 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
March 31, 2019
Commercial, financial, agricultural	$4,886	$4,581	$—	$4,581	$983
Lease financing	90	90	—	90	1
Real estate – construction	8,485	6,320	2,165	8,485	56
Real estate – 1-4 family mortgage	8,739	8,415	—	8,415	113
Real estate – commercial mortgage	9,800	5,819	1,198	7,017	723
Installment loans to individuals	136	129	—	129	1
Total	$32,136	$25,354	$3,363	$28,717	$1,877
December 31, 2018
Commercial, financial, agricultural	$2,280	$1,834	$—	$1,834	$163
Lease financing	—	—	—	—	—
Real estate – construction	9,467	7,302	2,165	9,467	63
Real estate – 1-4 family mortgage	9,767	9,077	—	9,077	61
Real estate – commercial mortgage	8,625	4,609	1,238	5,847	689
Installment loans to individuals	232	223	—	223	1
Totals	$30,371	$23,045	$3,403	$26,448	$977

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$4,634	$10	$2,338	$11
Lease financing	87	—	159	—
Real estate – construction	8,485	102	150	18
Real estate – 1-4 family mortgage	8,490	51	8,197	67
Real estate – commercial mortgage	7,030	28	6,670	92
Installment loans to individuals	149	1	104	1
Total	$28,875	$192	$17,618	$189

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
The tables below illustrate the impact of modifications classified as restructured loans which were made during the periods presented and held on the Consolidated Balance Sheets at the respective period end. There were no newly restructured loans during the three months ended March 31, 2019.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended March 31, 2018
Real estate – 1-4 family mortgage	3	$576	$576
Real estate – commercial mortgage	1	83	78
Total	4	$659	$654

With respect to loans that were restructured during the three months ended March 31, 2018, none have subsequently defaulted within twelve months of the restructuring.

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were no restructured loans contractually 90 days past due or more and still accruing at March 31, 2019 and four restructured loans in the amount of $571 contractually 90 days past due or more and still accruing at March 31, 2018. The outstanding balance of restructured loans on nonaccrual status was $2,976 and $2,570 at March 31, 2019 and March 31, 2018, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2019	51	$5,325
Additional advances or loans with concessions	—	2
Reclassified as performing restructured loan	1	40
Reductions due to:
Paid in full	(1)	(160)
Principal paydowns	—	(45)
Totals at March 31, 2019	51	$5,162

The allocated allowance for loan losses attributable to restructured loans was $32 and $92 at March 31, 2019 and March 31, 2018, respectively. The Company had $44 and $20 in remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2019 and March 31, 2018, respectively.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pass	Watch	Substandard	Total
March 31, 2019
Commercial, financial, agricultural	$675,107	$15,523	$11,533	$702,163
Real estate – construction	570,637	5,469	8,157	584,263
Real estate – 1-4 family mortgage	319,715	4,619	3,585	327,919
Real estate – commercial mortgage	2,308,236	50,355	24,550	2,383,141
Installment loans to individuals	—	—	—	—
Total	$3,873,695	$75,966	$47,825	$3,997,486
December 31, 2018
Commercial, financial, agricultural	$615,803	$18,326	$6,973	$641,102
Real estate – construction	558,494	2,317	8,157	568,968
Real estate – 1-4 family mortgage	321,564	4,660	4,260	330,484
Real estate – commercial mortgage	2,210,100	54,579	24,144	2,288,823
Installment loans to individuals	—	—	—	—
Total	$3,705,961	$79,882	$43,534	$3,829,377

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

	Performing	Non- Performing	Total
March 31, 2019
Commercial, financial, agricultural	$217,572	$1,346	$218,918
Lease financing	58,562	89	58,651
Real estate – construction	66,856	—	66,856
Real estate – 1-4 family mortgage	1,782,390	4,599	1,786,989
Real estate – commercial mortgage	342,170	875	343,045
Installment loans to individuals	93,532	122	93,654
Total	$2,561,082	$7,031	$2,568,113
December 31, 2018
Commercial, financial, agricultural	$233,046	$1,501	$234,547
Lease financing	61,776	89	61,865
Real estate – construction	66,551	—	66,551
Real estate – 1-4 family mortgage	1,751,994	5,412	1,757,406
Real estate – commercial mortgage	338,367	1,175	339,542
Installment loans to individuals	100,099	325	100,424
Total	$2,551,833	$8,502	$2,560,335

Note 5 – Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 5, all references to “loans” mean purchased loans.

The following is a summary of purchased loans as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2019	December 31, 2018
Commercial, financial, agricultural	$387,376	$420,263
Real estate – construction	89,954	105,149
Real estate – 1-4 family mortgage	654,265	707,453
Real estate – commercial mortgage	1,357,446	1,423,144
Installment loans to individuals	33,653	37,408
Gross loans	2,522,694	2,693,417
Unearned income	—	—
Loans, net of unearned income	$2,522,694	$2,693,417

Past Due and Nonaccrual Loans
The Company’s policies with respect to placing loans on nonaccrual status or charging off loans, and its accounting for interest on any such loans, are described above in Note 4, “Non Purchased Loans.”
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2019
Commercial, financial, agricultural	$5,596	$607	$379,993	$386,196	$311	$523	$346	$1,180	$387,376
Real estate – construction	2,258	—	87,696	89,954	—	—	—	—	89,954
Real estate – 1-4 family mortgage	9,631	2,653	637,630	649,914	299	2,079	1,973	4,351	654,265
Real estate – commercial mortgage	2,605	1,903	1,351,020	1,355,528	—	1,460	458	1,918	1,357,446
Installment loans to individuals	956	273	32,045	33,274	1	128	250	379	33,653
Total	$21,046	$5,436	$2,488,384	$2,514,866	$611	$4,190	$3,027	$7,828	$2,522,694
December 31, 2018
Commercial, financial, agricultural	$1,811	$97	$417,786	$419,694	$—	$477	$92	$569	$420,263
Real estate – construction	1,235	68	103,846	105,149	—	—	—	—	105,149
Real estate – 1-4 family mortgage	8,981	4,455	690,697	704,133	202	1,881	1,237	3,320	707,453
Real estate – commercial mortgage	5,711	2,410	1,413,346	1,421,467	—	1,401	276	1,677	1,423,144
Installment loans to individuals	1,342	202	35,594	37,138	2	24	244	270	37,408
Total	$19,080	$7,232	$2,661,269	$2,687,581	$204	$3,783	$1,849	$5,836	$2,693,417

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
Loans accounted for under ASC 310-20, and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
March 31, 2019
Commercial, financial, agricultural	$1,287	$914	$314	$1,228	$198
Real estate – construction	320	320	—	320	2
Real estate – 1-4 family mortgage	6,177	896	4,641	5,537	14
Real estate – commercial mortgage	2,718	1,858	567	2,425	119
Installment loans to individuals	409	322	57	379	3
Total	$10,911	$4,310	$5,579	$9,889	$336
December 31, 2018
Commercial, financial, agricultural	$671	$600	$11	$611	$173
Real estate – construction	576	576	—	576	5
Real estate – 1-4 family mortgage	5,787	1,381	3,780	5,161	18
Real estate – commercial mortgage	2,266	2,066	146	2,212	338
Installment loans to individuals	280	246	24	270	3
Totals	$9,580	$4,869	$3,961	$8,830	$537

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$1,242	$3	$363	$3
Real estate – construction	320	—	252	1
Real estate – 1-4 family mortgage	5,577	42	6,320	40
Real estate – commercial mortgage	2,630	12	1,642	18
Installment loans to individuals	397	—	160	—
Total	$10,166	$57	$8,737	$62

Loans accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
March 31, 2019
Commercial, financial, agricultural	$39,542	$3,292	$21,555	$24,847	$129
Real estate – 1-4 family mortgage	52,787	10,715	33,109	43,824	420
Real estate – commercial mortgage	158,927	59,827	76,455	136,282	1,973
Installment loans to individuals	7,555	665	3,228	3,893	2
Total	$258,811	$74,499	$134,347	$208,846	$2,524
December 31, 2018
Commercial, financial, agricultural	$44,403	$3,779	$25,364	$29,143	$161
Real estate – 1-4 family mortgage	53,823	12,169	36,074	48,243	488
Real estate – commercial mortgage	165,700	62,003	78,435	140,438	1,901
Installment loans to individuals	8,290	660	3,770	4,430	2
Totals	$272,216	$78,611	$143,643	$222,254	$2,552

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-30 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$27,403	$427	$16,899	$225
Real estate – 1-4 family mortgage	44,177	572	58,749	673
Real estate – commercial mortgage	137,421	1,796	167,365	1,972
Installment loans to individuals	4,144	106	1,687	18
Total	$213,145	$2,901	$244,700	$2,888

Restructured Loans
An explanation of what constitutes a “restructured loan,” and management’s analysis in determining whether to restructure a loan, are described above in Note 4, “Non Purchased Loans.”
The tables below illustrate the impact of modifications classified as restructured loans which were made during the periods presented and held on the Consolidated Balance Sheets at the respective period end. There were no newly restructured loans during the three months ended March 31, 2019.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended March 31, 2018
Commercial, financial, agricultural	1	$48	$44
Real estate – commercial mortgage	1	8	7
Total	2	$56	$51

With respect to loans that were restructured during the three months ended March 31, 2018, none have subsequently defaulted within twelve months of the restructuring.

There were four restructured loans in the amount of $414 contractually 90 days past due or more and still accruing at March 31, 2019 and no restructured loans contractually 90 days past due or more and still accruing at March 31, 2018. The outstanding balance of restructured loans on nonaccrual status was $1,851 and $616 at March 31, 2019 and March 31, 2018, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2019	54	$7,495
Additional advances or loans with concessions	—	174
Reclassified as performing restructured loan	5	212
Reductions due to:
Reclassified to nonperforming loans	(2)	(269)
Paid in full	(2)	(104)
Principal paydowns	—	(261)
Totals at March 31, 2019	55	$7,247

The allocated allowance for loan losses attributable to restructured loans was $86 and $100 at March 31, 2019 and March 31, 2018, respectively. The Company had $3 and $2 in remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2019 and March 31, 2018, respectively.
Credit Quality
A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 4, “Non Purchased Loans.” The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pass	Watch	Substandard	Total
March 31, 2019
Commercial, financial, agricultural	$304,994	$31,682	$6,355	$343,031
Real estate – construction	85,670	—	—	85,670
Real estate – 1-4 family mortgage	99,772	5,741	6,698	112,211
Real estate – commercial mortgage	1,109,980	65,879	13,171	1,189,030
Installment loans to individuals	—	—	1	1
Total	$1,600,416	$103,302	$26,225	$1,729,943
December 31, 2018
Commercial, financial, agricultural	$333,147	$33,857	$2,744	$369,748
Real estate – construction	101,122	—	842	101,964
Real estate – 1-4 family mortgage	113,874	7,347	7,585	128,806
Real estate – commercial mortgage	1,198,540	43,046	9,984	1,251,570
Installment loans to individuals	—	—	2	2
Total	$1,746,683	$84,250	$21,157	$1,852,090

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing	Non- Performing	Total
March 31, 2019
Commercial, financial, agricultural	$19,454	$44	$19,498
Real estate – construction	4,284	—	4,284
Real estate – 1-4 family mortgage	494,730	3,500	498,230
Real estate – commercial mortgage	32,023	111	32,134
Installment loans to individuals	29,324	435	29,759
Total	$579,815	$4,090	$583,905
December 31, 2018
Commercial, financial, agricultural	$21,303	$69	$21,372
Real estate – construction	3,185	—	3,185
Real estate – 1-4 family mortgage	526,699	3,705	530,404
Real estate – commercial mortgage	30,951	185	31,136
Installment loans to individuals	32,676	300	32,976
Total	$614,814	$4,259	$619,073

Loans Purchased with Deteriorated Credit Quality
Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Total Purchased Credit Deteriorated Loans
March 31, 2019
Commercial, financial, agricultural	$24,847
Real estate – 1-4 family mortgage	43,824
Real estate – commercial mortgage	136,282
Installment loans to individuals	3,893
Total	$208,846
December 31, 2018
Commercial, financial, agricultural	$29,143
Real estate – 1-4 family mortgage	48,243
Real estate – commercial mortgage	140,438
Installment loans to individuals	4,430
Total	$222,254

The following table presents the fair value of loans that exhibited evidence of deteriorated credit quality at the time of acquisition at March 31, 2019:

Total Purchased Credit Deteriorated Loans
Contractually-required principal and interest	$297,164
Nonaccretable difference(1)	(57,848)
Cash flows expected to be collected	239,316
Accretable yield(2)	(30,470)
Fair value	$208,846

(1)	Represents contractual principal and interest cash flows of $47,930 and $9,918, respectively, not expected to be collected.

(2)	Represents contractual principal and interest cash flows of $1,606 and $28,864, respectively, expected to be collected.
Changes in the accretable yield of loans purchased with deteriorated credit quality were as follows as of March 31, 2019:

Total Purchased Credit Deteriorated Loans
Balance at January 1, 2019	$(34,265)
Reclassification from nonaccretable difference	(2,657)
Accretion	5,582
Charge-offs	870
Balance at March 31, 2019	$(30,470)

The following table presents the fair value of loans purchased from Brand as of the September 1, 2018 acquisition date.

At acquisition date:	September 1, 2018
Contractually-required principal and interest	$1,625,079
Nonaccretable difference	(123,399)
Cash flows expected to be collected	1,501,680
Accretable yield	(170,651)
Fair value	$1,331,029

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Allowance for Loan Losses
(In Thousands)
The following is a summary of total non purchased and purchased loans as of the dates presented:

	March 31, 2019	December 31, 2018
Commercial, financial, agricultural	$1,308,457	$1,295,912
Lease financing	61,539	64,992
Real estate – construction	741,073	740,668
Real estate – 1-4 family mortgage	2,769,173	2,795,343
Real estate – commercial mortgage	4,083,632	4,051,509
Installment loans to individuals	127,307	137,832
Gross loans	9,091,181	9,086,256
Unearned income	(2,888)	(3,127)
Loans, net of unearned income	9,088,293	9,083,129
Allowance for loan losses	(49,835)	(49,026)
Net loans	$9,038,458	$9,034,103

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a roll forward of the allowance for loan losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended March 31, 2019
Allowance for loan losses:
Beginning balance	$8,269	$4,755	$10,139	$24,492	$1,371	$49,026
Charge-offs	(258)	—	(497)	(562)	(220)	(1,537)
Recoveries	374	7	197	245	23	846
Net recoveries (charge-offs)	116	7	(300)	(317)	(197)	(691)
Provision for loan losses charged to operations	1,237	16	(348)	468	127	1,500
Ending balance	$9,622	$4,778	$9,491	$24,643	$1,301	$49,835
Period-End Amount Allocated to:
Individually evaluated for impairment	$1,181	$58	$127	$842	$5	$2,213
Collectively evaluated for impairment	8,312	4,720	8,944	21,828	1,294	45,098
Purchased with deteriorated credit quality	129	—	420	1,973	2	2,524
Ending balance	$9,622	$4,778	$9,491	$24,643	$1,301	$49,835

(1)	Includes lease financing receivables.

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total

Three Months Ended March 31, 2018
Allowance for loan losses:
Beginning balance	$5,542	$3,428	$12,009	$23,384	$1,848	$46,211
Charge-offs	(659)	—	(671)	(613)	(122)	(2,065)
Recoveries	235	4	133	108	25	505
Net (charge-offs) recoveries	(424)	4	(538)	(505)	(97)	(1,560)
Provision for loan losses charged to operations	1,953	766	(67)	(965)	63	1,750
Ending balance	$7,071	$4,198	$11,404	$21,914	$1,814	$46,401
Period-End Amount Allocated to:
Individually evaluated for impairment	$272	$1	$168	$1,026	$5	$1,472
Collectively evaluated for impairment	6,494	4,197	10,750	19,865	1,806	43,112
Purchased with deteriorated credit quality	305	—	486	1,023	3	1,817
Ending balance	$7,071	$4,198	$11,404	$21,914	$1,814	$46,401

(1)	Includes lease financing receivables.

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
March 31, 2019
Individually evaluated for impairment	$5,809	$8,805	$13,952	$9,442	$598	$38,606
Collectively evaluated for impairment	1,277,801	732,268	2,711,397	3,937,908	181,467	8,840,841
Purchased with deteriorated credit quality	24,847	—	43,824	136,282	3,893	208,846
Ending balance	$1,308,457	$741,073	$2,769,173	$4,083,632	$185,958	$9,088,293
December 31, 2018
Individually evaluated for impairment	$2,445	$10,043	$14,238	$8,059	$493	$35,278
Collectively evaluated for impairment	1,264,324	730,625	2,732,862	3,903,012	194,774	8,825,597
Purchased with deteriorated credit quality	29,143	—	48,243	140,438	4,430	222,254
Ending balance	$1,295,912	$740,668	$2,795,343	$4,051,509	$199,697	$9,083,129

(1)	Includes lease financing receivables.

Note 7 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

	Purchased OREO	Non Purchased OREO	Total OREO
March 31, 2019
Residential real estate	$887	$1,764	$2,651
Commercial real estate	2,317	1,391	3,708
Residential land development	675	420	1,095
Commercial land development	2,053	648	2,701
Total	$5,932	$4,223	$10,155
December 31, 2018
Residential real estate	$423	$1,910	$2,333
Commercial real estate	2,686	1,611	4,297
Residential land development	678	421	1,099
Commercial land development	2,400	911	3,311
Total	$6,187	$4,853	$11,040

Changes in the Company’s purchased and non purchased OREO were as follows:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at January 1, 2019	$6,187	$4,853	$11,040
Transfers of loans	509	376	885
Impairments	(523)	(204)	(727)
Dispositions	(241)	(802)	(1,043)
Balance at March 31, 2019	$5,932	$4,223	$10,155

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Repairs and maintenance	$95	$113
Property taxes and insurance	107	112
Impairments	727	352
Net losses on OREO sales	80	96
Rental income	(5)	(16)
Total	$1,004	$657

Note 8 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the three months ended March 31, 2019 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2019	$930,161	$2,767	$932,928
Addition to goodwill from acquisition	43	—	43
Balance at March 31, 2019	$930,204	$2,767	$932,971

The addition to goodwill from the Brand acquisition is due to changes in estimated values of assets acquired and liabilities assumed in the Brand acquisition. The Company is finalizing the fair values of certain assets, including loans, property and equipment, taxes and certain other assets, related to the acquisition; as such, the recorded balance of goodwill is subject to change.

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2019
Core deposit intangibles	$82,492	$(40,711)	$41,781
Customer relationship intangible	1,970	(996)	974
Total finite-lived intangible assets	$84,462	$(41,707)	$42,755
December 31, 2018
Core deposit intangibles	$82,492	$(38,634)	$43,858
Customer relationship intangible	1,970	(963)	1,007
Total finite-lived intangible assets	$84,462	$(39,597)	$44,865

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended
	March 31,
	2019	2018
Amortization expense for:
Core deposit intangibles	$2,077	$1,618
Customer relationship intangible	33	33
Total intangible amortization	$2,110	$1,651

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2019 and the succeeding four years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2019	$7,965	$131	$8,096
2020	6,939	131	7,070
2021	5,860	131	5,991
2022	4,940	131	5,071
2023	4,044	131	4,175

Note 9 – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights (“MSRs”) are recognized as a separate asset on the date the corresponding mortgage loan is sold. MSRs are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Impairment losses on MSRs are recognized to the extent that unamortized cost exceeds fair value. There were no impairment losses recognized during the three months ended March 31, 2019 and 2018.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2019	$48,230
Capitalization	2,181
Amortization	(1,438)
Balance at March 31, 2019	$48,973

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

	March 31, 2019	December 31, 2018
Unpaid principal balance	$4,684,587	$4,635,712

Weighted-average prepayment speed (CPR)	9.75%	7.95%
Estimated impact of a 10% increase	$(1,903)	$(1,264)
Estimated impact of a 20% increase	(3,719)	(2,569)

Discount rate	9.45%	9.45%
Estimated impact of a 10% increase	$(2,243)	$(2,657)
Estimated impact of a 20% increase	(4,316)	(5,103)

Weighted-average coupon interest rate	4.07%	4.04%
Weighted-average servicing fee (basis points)	27.65	27.47
Weighted-average remaining maturity (in years)	7.08	8.03
The Company recorded servicing fees of $2,254 and $2,370 for the three months ended March 31, 2019 and 2018, respectively, which are included in “Mortgage banking income” in the Consolidated Statements of Income.

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

Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits - Renasant”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

	Pension Benefits
	Renasant		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Service cost	$—	$—	$2	$2
Interest cost	273	266	8	9
Expected return on plan assets	(363)	(518)	—	—
Recognized actuarial loss (gain)	86	87	(14)	—
Net periodic benefit (return) cost	$(4)	$(165)	$(4)	$11

Incentive Compensation Plans
The Company maintains a long-term equity compensation plan that provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. Options granted under the plan permit the acquisition of shares of the Company’s common stock at an exercise price equal to the fair market value of the shares on the date of grant. Options are subject to time-based vesting and expire ten years after the date of grant. Options that do not vest or expire unexercised are forfeited and canceled. There were no stock options granted, nor compensation expense associated with options recorded, during the three months ended March 31, 2019 or 2018.

The following table summarizes information about options outstanding, exercised and forfeited as of and for the three months ended March 31, 2019:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	43,750	$15.84
Granted	—	—
Exercised	(2,500)	16.91
Forfeited	—	—
Options outstanding at end of period	41,250	$15.77

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

performance must be attained for the vesting of any shares; superior performance must be attained for maximum payouts. Time-based restricted stock awards relate to a fixed number of shares that vest at the end of a designated service period.

The following table summarizes the changes in restricted stock as of and for the three months ended March 31, 2019:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	41,300	$40.89	304,955	$41.82
Awarded	154,250	30.18	189,346	30.18
Vested	—	—	(58,979)	36.75
Cancelled	—	—	(6,230)	41.11
Nonvested at end of period	195,550	$32.44	429,092	$37.39
During the three months ended March 31, 2019, the Company reissued 87,150 shares from treasury in connection with the exercise of stock options and awards of restricted stock. The Company recorded total stock-based compensation expense of $2,637 and $1,792 for the three months ended March 31, 2019 and 2018, respectively.

Note 11 – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2019, the Company had notional amounts of $204,403 on interest rate contracts with corporate customers and $204,403 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

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
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate and adjustable-rate mortgage loans was $206,394 and $159,464 at March 31, 2019 and December 31, 2018, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $326,743 and $281,343 at March 31, 2019 and December 31, 2018, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$2,391	$2,779
Interest rate lock commitments	Other Assets	4,964	3,740
Forward commitments	Other Assets	31	—
Totals		$7,386	$6,519
Derivative liabilities:
Designated as hedging instruments:
Interest rate swaps	Other Liabilities	$3,274	$2,046
Totals		$3,274	$2,046
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$2,391	$2,779
Interest rate lock commitments	Other Liabilities	1	—
Forward commitments	Other Liabilities	2,692	3,563
Totals		$5,084	$6,342

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended
	March 31,
	2019	2018
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$1,046	$986
Interest rate lock commitments:
Included in mortgage banking income	1,222	2,184
Forward commitments
Included in mortgage banking income	901	88
Total	$3,169	$3,258

For the Company’s derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the three months ended March 31, 2019 or 2018. The impact on other comprehensive income for the three months ended March 31, 2019 and 2018, respectively, can be seen at Note 15, “Other Comprehensive Income (Loss).”

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Gross amounts recognized	$659	$1,620	$7,719	$6,768
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	659	1,620	7,719	6,768
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	659	1,620	659	1,620
Financial collateral pledged	—	—	4,418	2,745
Net amounts	$—	$—	$2,642	$2,403

Note 12 – Income Taxes

(In Thousands)

The following table is a summary of the Company’s temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates presented.

	March 31,	December 31,
	2019	2018
Deferred tax assets
Allowance for loan losses	$14,292	$14,097
Loans	16,864	18,655
Deferred compensation	8,554	10,001
Securities	2,614	6,180
Impairment of assets	1,748	1,280
Federal and State net operating loss carryforwards	16,938	19,065
Other	16,624	3,610
Total deferred tax assets	77,634	72,888
Deferred tax liabilities
Investment in partnerships	1,469	1,572
Fixed assets	3,865	3,865
Mortgage servicing rights	12,542	12,350
Junior subordinated debt	1,652	1,607
Other	15,903	1,792
Total deferred tax liabilities	35,431	21,186
Net deferred tax assets	$42,203	$51,702

For the three months ended March 31, 2019 and 2018, the Company recorded a provision for income taxes totaling $13,590 and $9,673, respectively. The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences. The effective tax rate was 23.15% and 22.24% for the three months ending March 31, 2019 and 2018, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company and its subsidiary file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the Department of Revenue for the years ending December 31, 2015 through December 31, 2018.
The Company acquired both federal and state net operating losses as part of its previous acquisitions with varying expiration periods. The federal and state net operating losses acquired in the Brand acquisition were $83,960 and $67,168, respectively, all created in 2018. As part of The Tax Cuts and Jobs Act and corresponding state tax laws, the federal net operating losses and the majority of the state net operating losses created by Brand have an indefinite carryforward period. As of December 31, 2018, there are federal and state net operating losses acquired in the Brand acquisition, without expiration periods of $71,963 and $63,218, respectively. The federal and state net operating losses acquired in the Heritage acquisition were $18,321 and $16,877, respectively, of which $4,956 and $2,365 remain to be utilized as of December 31, 2018.These losses begin to expire in 2029 and are expected to be utilized. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the period ending March 31, 2019.
Note 13 – Investments in Qualified Affordable Housing Projects
(In Thousands)

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  At March 31, 2019 and December 31, 2018, the Company’s carrying value of QAHPs was $5,626 and $6,037, respectively. The Company has no remaining funding obligations related to the QAHPs.  The investments in QAHPs are being accounted for using the effective yield method. The investments in QAHPs are included in “Other assets” on the Consolidated Balance Sheets.

Components of the Company’s investments in QAHPs were included in the line item “Income taxes” in the Consolidated Statements of Income for the periods presented:

	Three Months Ended
	March 31,
	2019	2018
Tax credit amortization	$394	$394
Tax credits and other benefits	(572)	(572)
Total	$(178)	$(178)

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
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
March 31, 2019
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,525	$—	$2,525
Obligations of states and political subdivisions	—	183,762	—	183,762
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	622,066	—	622,066
Government agency collateralized mortgage obligations	—	319,447	—	319,447
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	21,998	—	21,998
Government agency collateralized mortgage obligations	—	46,330	—	46,330
Trust preferred securities	—	—	10,246	10,246
Other debt securities	—	48,979	—	48,979
Total securities available for sale	—	1,245,107	10,246	1,255,353
Derivative instruments:
Interest rate contracts	—	2,391	—	2,391
Interest rate lock commitments	—	4,964	—	4,964
Forward commitments	—	31	—	31
Total derivative instruments	—	7,386	—	7,386
Mortgage loans held for sale in loans held for sale	—	195,807	—	195,807
Total financial assets	$—	$1,448,300	$10,246	$1,458,546
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$3,274	$—	$3,274
Interest rate contracts	—	2,391	—	2,391
Interest rate lock commitments	—	1	—	1
Forward commitments	—	2,692	—	2,692
Total derivative instruments	—	8,358	—	8,358
Total financial liabilities	$—	$8,358	$—	$8,358

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2018
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,511	$—	$2,511
Obligations of states and political subdivisions	—	203,269	—	203,269
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	613,283	—	613,283
Government agency collateralized mortgage obligations	—	326,989	—	326,989
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	21,830	—	21,830
Government agency collateralized mortgage obligations	—	28,335	—	28,335
Trust preferred securities	—	—	10,633	10,633
Other debt securities	—	43,927	—	43,927
Total securities available for sale	—	1,240,144	10,633	1,250,777
Derivative instruments:
Interest rate contracts	—	2,779	—	2,779
Interest rate lock commitments	—	3,740	—	3,740
Total derivative instruments	—	6,519	—	6,519
Mortgage loans held for sale	—	219,848	—	219,848
Total financial assets	$—	$1,466,511	$10,633	$1,477,144
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$2,046	$—	$2,046
Interest rate contracts	—	2,779	—	2,779
Forward commitments	—	3,563	—	3,563
Total derivative instruments	—	8,388	—	8,388
Total financial liabilities	$—	$8,388	$—	$8,388

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the three months ended March 31, 2019.
The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of the dates presented:

Three Months Ended March 31, 2019	Trust preferred securities
Balance at January 1, 2019	$10,633
Accretion included in net income	9
Unrealized losses included in other comprehensive income	(287)
Purchases	—
Sales	—
Issues	—
Settlements	(109)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2019	$10,246

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2018	Trust preferred securities
Balance at January 1, 2018	$9,388
Accretion included in net income	9
Unrealized gains included in other comprehensive income	669
Purchases	—
Sales	—
Issues	—
Settlements	(21)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at March 31, 2018	$10,045

For the three months ended March 31, 2019 and 2018, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of March 31, 2019 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$10,246	Discounted cash flows	Default rate	0-100%

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

March 31, 2019	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$8,552	$8,552
OREO	—	—	2,764	2,764
Total	$—	$—	$11,316	$11,316

December 31, 2018	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$21,686	$21,686
OREO	—	—	4,319	4,319
Total	$—	$—	$26,005	$26,005

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans that were measured or re-measured at fair value had a carrying value of $9,521 and $22,621 at March 31, 2019 and December 31, 2018, respectively, and a specific reserve for these loans of $969 and $935 was included in the allowance for loan losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	March 31, 2019	December 31, 2018
Carrying amount prior to remeasurement	$3,491	$5,258
Impairment recognized in results of operations	(727)	(939)
Fair value	$2,764	$4,319

The following table presents information as of March 31, 2019 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$8,552	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	2,764	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net losses of $769 and net gains of $1,437 resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2019 and 2018, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2019:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$195,807	$188,188	$7,619
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of March 31, 2019	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$562,066	$562,066	$—	$—	$562,066
Securities available for sale	1,255,353	—	1,245,107	10,246	1,255,353
Loans held for sale	318,563	—	195,807	122,756	318,563
Loans, net	9,038,458	—	—	8,801,277	8,801,277
Mortgage servicing rights	48,973	—	—	55,334	55,334
Derivative instruments	7,386	—	7,386	—	7,386
Financial liabilities
Deposits	$10,268,912	$7,884,578	$2,366,030	$—	$10,250,608
Short-term borrowings	87,590	87,590	—	—	87,590
Other long-term borrowings	35	35	—	—	35
Federal Home Loan Bank advances	6,492	—	6,622	—	6,622
Junior subordinated debentures	109,781	—	104,300	—	104,300
Subordinated notes	146,962	—	147,175	—	147,175
Derivative instruments	8,358	—	8,358	—	8,358

		Fair Value
As of December 31, 2018	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$569,111	$569,111	$—	$—	$569,111
Securities available for sale	1,250,777	—	1,240,144	10,633	1,250,777
Loans held for sale	411,427	—	219,848	191,579	411,427
Loans, net	9,034,103	—	—	8,818,039	8,818,039
Mortgage servicing rights	48,230	—	—	61,111	61,111
Derivative instruments	6,519	—	6,519	—	6,519
Financial liabilities
Deposits	$10,128,557	$7,765,773	$2,337,334	$—	$10,103,107
Short-term borrowings	387,706	387,706	—	—	387,706
Other long-term borrowings	53	53	—	—	53
Federal Home Loan Bank advances	6,690	—	6,751	—	6,751
Junior subordinated debentures	109,636	—	109,766	—	109,766
Subordinated notes	147,239	—	148,875	—	148,875
Derivative instruments	8,388	—	8,388	—	8,388

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 15 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income (loss), net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended March 31, 2019
Securities available for sale:
Unrealized holding gains on securities	$15,179	$3,862	$11,317
Reclassification adjustment for gains realized in net income	(13)	(3)	(10)
Total securities available for sale	15,166	3,859	11,307
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,228)	(313)	(915)
Total derivative instruments	(1,228)	(313)	(915)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	72	18	54
Total defined benefit pension and post-retirement benefit plans	72	18	54
Total other comprehensive income	$14,010	$3,564	$10,446
Three months ended March 31, 2018
Securities available for sale:
Unrealized holding losses on securities	$(10,609)	$(2,700)	$(7,909)
Total securities available for sale	(10,609)	(2,700)	(7,909)
Derivative instruments:
Unrealized holding gains on derivative instruments	1,151	293	858
Total derivative instruments	1,151	293	858
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	87	21	66
Total defined benefit pension and post-retirement benefit plans	87	21	66
Total other comprehensive loss	$(9,371)	$(2,386)	$(6,985)

The accumulated balances for each component of other comprehensive income (loss), net of tax, were as follows as of the dates presented:

	March 31, 2019	December 31, 2018
Unrealized gains on securities	$12,373	$1,066
Non-credit related portion of other-than-temporary impairment on securities	(11,319)	(11,319)
Unrealized losses on derivative instruments	(1,545)	(630)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(6,959)	(7,013)
Total accumulated other comprehensive loss	$(7,450)	$(17,896)

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

	Three Months Ended
	March 31,
	2019	2018
Basic
Net income applicable to common stock	$45,110	$33,826
Average common shares outstanding	58,585,517	49,356,417
Net income per common share - basic	$0.77	$0.69
Diluted
Net income applicable to common stock	$45,110	$33,826
Average common shares outstanding	58,585,517	49,356,417
Effect of dilutive stock-based compensation	145,018	146,533
Average common shares outstanding - diluted	58,730,535	49,502,950
Net income per common share - diluted	$0.77	$0.68

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	March 31,
	2019	2018
Number of shares	27,740	—
Exercise prices (for stock option awards)	—	—

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	March 31, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,228,640	10.44%	$1,188,412	10.11%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,124,981	11.49%	1,085,751	11.05%
Tier 1 Capital to Risk-Weighted Assets	1,228,640	12.55%	1,188,412	12.10%
Total Capital to Risk-Weighted Assets	1,426,332	14.57%	1,386,507	14.12%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,316,336	11.20%	$1,276,976	10.88%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,316,336	13.45%	1,276,976	13.02%
Tier 1 Capital to Risk-Weighted Assets	1,316,336	13.45%	1,276,976	13.02%
Total Capital to Risk-Weighted Assets	1,370,536	14.01%	1,331,619	13.58%

Common equity Tier 1 capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. The required capital conservation buffer is 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. As shown in the tables above, as of March 31, 2019, the Company’s CET1 capital was in excess of the capital conservation buffer.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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
The following table provides financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended March 31, 2019
Net interest income (loss)	$116,058	$168	$350	$(3,429)	$113,147
Provision for loan losses	1,500	—	—	—	1,500
Noninterest income	29,585	2,879	3,659	(238)	35,885
Noninterest expense	83,313	1,815	3,448	256	88,832
Income (loss) before income taxes	60,830	1,232	561	(3,923)	58,700
Income tax expense (benefit)	14,286	320	—	(1,016)	13,590
Net income (loss)	$46,544	$912	$561	$(2,907)	$45,110

Total assets	$12,763,349	$27,267	$58,971	$12,808	$12,862,395
Goodwill	$930,204	$2,767	—	—	$932,971

Three months ended March 31, 2018
Net interest income (loss)	$91,427	$106	$313	$(2,606)	$89,240
Provision for loan losses	1,750	—	—	—	1,750
Noninterest income	27,918	2,772	3,527	(264)	33,953
Noninterest expense	72,633	1,731	3,392	188	77,944
Income (loss) before income taxes	44,962	1,147	448	(3,058)	43,499
Income tax expense (benefit)	10,167	297	—	(791)	9,673
Net income (loss)	$34,795	$850	$448	$(2,267)	$33,826

Total assets	$10,135,478	$24,125	$61,800	$16,910	$10,238,313
Goodwill	$608,279	$2,767	—	—	$611,046

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 19 - Leases
(In Thousands)

The Company adopted ASC 842 in the first quarter of 2019. The Company enters into leases in both lessor and lessee capacities.

ASC 842 provided for a number of optional practical expedients, of which the Company has elected several including (i) the option not to separate the lease and non-lease components; (ii) the ‘package of practical expedients,’ where the Company does not have to reassess (A) whether expired or existing contracts contain leases under the new definition of a lease, (B) lease classification for expired or existing leases and (C) previously capitalized initial direct costs would qualify for capitalization under ASC 842; and (iii) the use of hindsight in determining the lease term, which permits the use of information available after lease inception to determine the lease term via the knowledge of renewal options exercised but not available at the leases inception.

The practical expedient pertaining to land easements is not applicable to the Company.

Lessor Arrangements
The Company provides equipment financing to its customers through sales type or direct financing lease arrangements. These leases are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased property less unearned income, which is accreted into interest income over the lease’s term using methods that approximate the interest method. These arrangements generally do not contain non-lease components. Lease agreements may include renewal and purchase options.

 As of March 31, 2019, the net investment in these leases was $8,967, comprised of $7,164 in lease receivables, $2,408 in residual balances and $605 in deferred income. In order to mitigate potential exposure to residual asset risk, the Company utilizes first amendment or terminal rental adjustment clause leases.

For the three months ended March 31, 2019, the Company generated $81 in income, which is included in interest income on loans on the Consolidated Statements of Income from these leases.
The maturities of the lessor arrangements outstanding at March 31, 2019 is presented in the table below.

Remainder of 2019	$349
2020	1,721
2021	1,739
2022	2,528
2023	1,984
Thereafter	646
Total lease receivables	$8,967

Lessee Arrangements
All of the Company’s lessee arrangements are operating leases, being real estate leases for Company facilities. Under these arrangements, the Company records right-of-use assets and corresponding lease liabilities, each of which is based on the present value of the remaining lease payments and are discounted at the Company’s incremental borrowing rate. Right-of-use assets are reported in premises and equipment on the Consolidated Balance Sheet and the related lease liabilities are reported in other liabilities. All leases are recorded on the Consolidated Balance Sheet except for leases with an initial term less than 12 months for which the Company elected the short-term lease recognition exemption. Lease expense is recognized on a straight-line basis over the lease term and is recorded in occupancy and equipment expense in the Consolidated Statement of Income. Variable lease payments consist primarily of common area maintenance and taxes. The Company does not have any material sublease agreements currently in place.

As of March 31, 2019, right-of-use assets totaled $52,478 and lease liabilities totaled $56,049. Lease terms may contain renewal and extension options and early termination features. Many leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of lease renewal options is at the Company’s sole discretion.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Renewal options which are reasonably certain to be exercised in the future were included in the measurement of right-of-use assets and lease liabilities.

The table below provides the components of lease cost and supplemental information for the three months ended March 31, 2019.

Operating lease cost (cost resulting from lease payments)	$2,358
Short-term lease cost	10
Variable lease cost (cost excluded from lease payments)	339
Sublease income	(126)
Total lease cost	$2,581
Right-of-use assets obtained in exchange for new lease liabilities during the first quarter of 2019 - operating leases	$1,295
Operating lease - operating cash flows (fixed payments)	2,316
Operating lease - operating cash flows (liability reduction)	1,808
Weighted average lease term - operating leases	12.30
Weighted average discount rate - operating leases	3.62%

The maturities of the lessee arrangements outstanding at March 31, 2019 are presented in the table below.

Remainder of 2019	$5,068
2020	6,178
2021	5,396
2022	5,238
2023	5,112
Thereafter	50,710
Total undiscounted cash flows	77,702
Discount on cash flows	21,653
Total operating lease liabilities	$56,049

As of March 31, 2019, the Company had leases with related parties that were obtained in the Brand acquisition. The related party leases have right-of-use assets of $13,773 and lease liabilities of $16,012, with total lease cost of $492 for the first quarter of 2019.

For more information on lease accounting, see Note 1, “Summary of Significant Accounting Policies” and on lease financing receivables, see Note 4, “Non Purchased Loans.”

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

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the following risks: (1) the Company’s ability to efficiently integrate acquisitions into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the time frame anticipated by management; (2) the effect of economic conditions and interest rates on a national, regional or international basis; (3) timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (4) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries; (5) the financial resources of, and products available to, competitors; (6) changes in laws and regulations as well as changes in accounting standards; (7) changes in policy by regulatory agencies; (8) changes in the securities and foreign exchange markets; (9) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (10) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers; (11) an insufficient allowance for loan losses as a result of inaccurate assumptions; (12) general economic, market or business conditions, including the impact of inflation; (13) changes in demand for loan products and financial services; (14) concentration of credit exposure; (15) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; (16) increased cybersecurity risk, including potential network breaches, business disruptions or financial losses; (17) natural disasters and other catastrophic events in the Company’s geographic area; (18) the impact, extent and timing of technological changes; and (19) other circumstances, many of which are beyond management’s control.

The Company expressly disclaims any obligation to update or revise forward-looking statements to reflect changed assumptions or estimates, the occurrence of unanticipated events or changes to future operating results that occur after the date the forward-looking statements are made.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at March 31, 2019 compared to December 31, 2018.
Assets
Total assets were $12,862,395 at March 31, 2019 compared to $12,934,878 at December 31, 2018.
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

	March 31, 2019		December 31, 2018
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$2,525	0.20%	$2,511	0.20%
Obligations of states and political subdivisions	183,762	14.64	203,269	16.25
Mortgage-backed securities	1,009,841	80.44	990,437	79.19
Trust preferred securities	10,246	0.82	10,633	0.85
Other debt securities	48,979	3.90	43,927	3.51
	$1,255,353	100.00%	$1,250,777	100.00%
During the three months ended March 31, 2019, we purchased $49,577 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised approximately 87% of these purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities.

Proceeds from maturities, calls and principal payments on securities during the first three months of 2019 totaled $48,509. During the first quarter of 2019, the Company sold municipal securities and residential mortgage backed securities with a carrying value of $10,598 at the time of sale for net proceeds of $10,611, resulting in a net gain on sale of $13. Proceeds from the maturities, calls and principal payments on securities during the first three months of 2018 totaled $29,335; no securities were sold in the first quarter of 2018.
For more information about the Company’s security portfolio, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans
Total loans, excluding loans held for sale, at March 31, 2019 were $9,088,293 and $9,083,129 at December 31, 2018. Growth in non purchased loans was offset by paydowns in the portfolio of purchased loans.
The table below sets forth the balance of loans, net of unearned income and excluding loans held for sale, outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	March 31, 2019		December 31, 2018
	Balance	Percentage of Total Loans	Balance	Percentage of Total Loans
Commercial, financial, agricultural	$1,308,457	14.40%	$1,295,912	14.27%
Lease financing	58,651	0.65	61,865	0.68
Real estate – construction	741,073	8.15	740,668	8.15
Real estate – 1-4 family mortgage	2,769,173	30.47	2,795,343	30.78
Real estate – commercial mortgage	4,083,632	44.93	4,051,509	44.60
Installment loans to individuals	127,307	1.40	137,832	1.52
Total loans, net of unearned income	$9,088,293	100.00%	$9,083,129	100.00%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2019, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Non purchased loans totaled $6,565,599 at March 31, 2019 compared to $6,389,712 at December 31, 2018. With the exception of lease financing and installment loans to individuals, the Company experienced loan growth across all categories of non purchased loans, with loans from our specialty commercial business lines, which consist of our asset-based lending, healthcare, factoring, and equipment lease financing banking groups as well as loans meeting the criteria to be guaranteed by the Small Business Administration (“SBA”), contributing $2,698 of the total increase in non purchased loans from December 31, 2018.
Looking at the change in loans geographically, non purchased loans in our Western Region (which includes Mississippi), Eastern Region (which includes Georgia and east Florida), Northern Region (which includes Tennessee) and Central Region (which includes Alabama and the Florida panhandle) markets increased $39,705, $97,066, $33,849 and $12,087, respectively, when compared to December 31, 2018.

Loans purchased in previous acquisitions totaled $2,522,694 and $2,693,417 at March 31, 2019 and December 31, 2018, respectively. The following tables provide a breakdown of non purchased loans and purchased loans as of the dates presented:

	March 31, 2019
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$921,081	$387,376	$1,308,457
Lease financing, net of unearned income	58,651	—	58,651
Real estate – construction:
Residential	239,333	41,708	281,041
Commercial	411,595	48,246	459,841
Condominiums	191	—	191
Total real estate – construction	651,119	89,954	741,073
Real estate – 1-4 family mortgage:
Primary	1,246,840	428,966	1,675,806
Home equity	456,398	144,590	600,988
Rental/investment	300,840	53,797	354,637
Land development	110,830	26,912	137,742
Total real estate – 1-4 family mortgage	2,114,908	654,265	2,769,173
Real estate – commercial mortgage:
Owner-occupied	1,055,347	531,687	1,587,034
Non-owner occupied	1,528,164	772,383	2,300,547
Land development	142,675	53,376	196,051
Total real estate – commercial mortgage	2,726,186	1,357,446	4,083,632
Installment loans to individuals	93,654	33,653	127,307
Total loans, net of unearned income	$6,565,599	$2,522,694	$9,088,293

	December 31, 2018
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$875,649	$420,263	$1,295,912
Lease financing, net of unearned income	61,865	—	61,865
Real estate – construction:
Residential	214,452	55,096	269,548
Commercial	421,067	50,053	471,120
Condominiums	—	—	—
Total real estate – construction	635,519	105,149	740,668
Real estate – 1-4 family mortgage:
Primary	1,221,908	458,035	1,679,943
Home equity	452,248	157,245	609,493
Rental/investment	304,309	57,878	362,187
Land development	109,425	34,295	143,720
Total real estate – 1-4 family mortgage	2,087,890	707,453	2,795,343
Real estate – commercial mortgage:
Owner-occupied	1,052,521	547,741	1,600,262
Non-owner occupied	1,446,353	826,506	2,272,859
Land development	129,491	48,897	178,388
Total real estate – commercial mortgage	2,628,365	1,423,144	4,051,509
Installment loans to individuals	100,424	37,408	137,832
Total loans, net of unearned income	$6,389,712	$2,693,417	$9,083,129

Loans Held for Sale
Loans held for sale were $318,563 at March 31, 2019 compared to $411,427 at December 31, 2018. Included in the balance at March 31, 2019 is a portfolio of non-mortgage consumer loans in the amount of $122,756, as compared to $191,578 at December 31, 2018. During the first quarter of 2019, the Company sold approximately $42,727 of this portfolio at par.
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
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $10,268,912 and $10,128,557 at March 31, 2019 and December 31, 2018, respectively. Noninterest-bearing deposits were $2,366,223 and $2,318,706 at March 31, 2019 and December 31, 2018, respectively, while interest-bearing deposits were $7,902,689 and $7,809,851 at March 31, 2019 and December 31, 2018, respectively.
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
Public fund deposits are those of counties, municipalities or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions and other factors. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $1,356,208 and $1,271,139 at March 31, 2019 and December 31, 2018, respectively.
Looking at the change in deposits geographically, deposits in our Western Region, Eastern Region and Northern Region markets increased $213,770, $38,657 and $194, respectively, from December 31, 2018, while deposits in our Central Region markets decreased $64,070 from December 31, 2018 primarily due to a decrease in public fund deposits.
Borrowed Funds
Total borrowings include securities sold under agreements to repurchase, advances from the FHLB, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and short-term FHLB advances. At March 31, 2019, short-term borrowings consisted of $7,590 in security repurchase agreements and short-term borrowings from the FHLB of $80,000, compared to security repurchase agreements of $7,706 and short-term borrowings from the FHLB of $380,000 at December 31, 2018.
At March 31, 2019, long-term debt, consisting of long-term FHLB advances, our junior subordinated debentures and our subordinated notes, totaled $263,269 compared to $263,618 at December 31, 2018. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. Long-term FHLB advances were $6,492 and $6,690 at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, there were $1,731 in long-term FHLB advances outstanding scheduled to mature within twelve months or less. The Company had $3,548,225 of availability on unused lines of credit with the FHLB at March 31, 2019 compared to $3,301,543 at December 31, 2018.

The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired.) The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. The Company’s junior subordinated debentures totaled $109,781 at March 31, 2019, compared to $109,636 at December 31, 2018.
During 2016, the Company completed an underwritten public offering and sale of $60,000 of its 5.00% fixed-to-floating rate subordinated notes due September 1, 2026, and $40,000 of its 5.50% fixed-to-floating rate subordinated notes due September 1, 2031. As part of the Brand acquisition, the Company assumed $30,000 of 8.50% fixed rate subordinated notes due June 27, 2024, and as part of the Metropolitan acquisition, the Company assumed $15,000 of 6.50% fixed-to-floating rate subordinated notes due July 1, 2026 (collectively, the “Notes”). The Notes, net of unamortized debt issuance costs, totaled $146,962 at March 31, 2019 compared to $147,239 at December 31, 2018. The Company has used, and intends to continue to use, the net proceeds from the Notes offerings for general corporate purposes, which may include providing capital to support the Company's growth organically or through strategic acquisitions, repaying indebtedness and financing investments and capital expenditures, and for investments in the Bank as regulatory capital. The Notes qualify as Tier 2 capital under the current regulatory guidelines.

Results of Operations
Net Income
Net income for the first quarter of 2019 was $45,110 compared to net income of $33,826 for the first quarter of 2018. Basic and diluted earnings per share (“EPS”) for the first quarter of 2019 were $0.77, as compared to basic and diluted EPS of $0.69 and $0.68, respectively, for the first quarter of 2018.
The Company incurred expenses and charges in connection with certain transactions with respect to which management is unable to accurately predict the timing of when these expenses or charges will be incurred or, when incurred, the amount of such expenses or charges. The following table presents the impact of these expenses and charges on reported earnings per share for the dates presented:

	Three Months Ended
	March 31, 2019			March 31, 2018
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$—	$—	$—	$900	$700	$0.02
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 76.16% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the first quarter of 2019. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $113,147 for the three months ended March 31, 2019 as compared to $89,240 for the same period in 2018. On a tax equivalent basis, net interest income was $114,631 for the three months ended March 31, 2019 as compared to $90,807 for the same respective time periods in 2018.
The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment:
Non purchased	$6,454,870	$81,184	5.10%	$5,689,210	$64,611	4.61%
Purchased	2,604,932	40,185	6.26	1,957,781	28,762	5.96
Total loans held for investment	9,059,802	121,369	5.43	7,646,991	93,373	4.95
Loans held for sale	345,264	5,837	6.86	152,299	1,671	4.45
Securities:
Taxable(1)	1,061,983	7,892	3.01	606,642	3,914	2.62
Tax-exempt	191,241	2,022	4.29	226,434	2,406	4.31
Interest-bearing balances with banks	236,915	1,458	2.50	128,313	583	1.84
Total interest-earning assets	10,895,205	138,578	5.16	8,760,679	101,947	4.72
Cash and due from banks	191,863			163,141
Intangible assets	976,820			634,898
Other assets	667,051			497,037
Total assets	$12,730,939			$10,055,755
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$4,790,184	$10,074	0.85%	$3,911,802	$3,407	0.35%
Savings deposits	630,671	292	0.19	581,194	151	0.11
Time deposits	2,379,037	9,406	1.60	1,821,118	4,501	1.00
Total interest-bearing deposits	7,799,892	19,772	1.03	6,314,114	8,059	0.52
Borrowed funds	363,140	4,175	4.66	314,228	3,081	3.98
Total interest-bearing liabilities	8,163,032	23,947	1.19	6,628,342	11,140	0.68
Noninterest-bearing deposits	2,342,406			1,817,848
Other liabilities	160,131			85,692
Shareholders’ equity	2,065,370			1,523,873
Total liabilities and shareholders’ equity	$12,730,939			$10,055,755
Net interest income/net interest margin		$114,631	4.27%		$90,807	4.20%

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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. As discussed in more detail below, for the three months ended March 31, 2019, as compared to the corresponding period in 2018, growth in the Company’s loan portfolio was the largest contributing factor to the increase in net interest income over these periods. Also, the Company’s continued efforts to replace maturing loans with new or renewed loans at similar or higher rates, bolstered by the rate environment resulting from the Federal Reserve Board’s increases to the target federal funds rate over the last two years, and coupled with our efforts to limit the growth in deposits and borrowing costs (while remaining competitive), drove further interest income and interest margin expansion (after excluding the impact from purchase accounting adjustments).
The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for three months ended March 31, 2019 compared to the same period in 2018 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated):

	Three Months Ended March 31, 2019
	Volume	Rate	Net
Interest income:
Loans held for investment:
Non purchased	$9,215	$7,358	$16,573
Purchased	9,920	1,503	11,423
Loans held for sale	4,078	88	4,166
Securities:
Taxable	3,309	669	3,978
Tax-exempt	(372)	(12)	(384)
Interest-bearing balances with banks	617	258	875
Total interest-earning assets	26,767	9,864	36,631
Interest expense:
Interest-bearing demand deposits	913	5,754	6,667
Savings deposits	14	127	141
Time deposits	1,659	3,246	4,905
Borrowed funds	519	575	1,094
Total interest-bearing liabilities	3,105	9,702	12,807
Change in net interest income	$23,662	$162	$23,824

Interest income, on a tax equivalent basis, was $138,578 for the three months ended March 31, 2019 compared to $101,947 for the same period in 2018. This increase in interest income, on a tax equivalent basis, is due primarily to the additional earning assets from the Brand acquisition which was completed on September 1, 2018, as well as loan growth in the Company’s non purchased loan portfolio. The increase in interest income is also being driven by an overall increase in the yield on the Company’s earning assets due to replacing maturing assets with assets earning similar or higher rates of interest.
The following tables presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Loans held for investment	83.15%	87.29%	5.43%	4.95%
Loans held for sale	3.18	1.74	6.86	4.45
Securities	11.50	9.51	3.21	3.08
Other	2.17	1.46	2.50	1.84
Total earning assets	100.00%	100.00%	5.16%	4.72%

For the first quarter of 2019, interest income on loans held for investment, on a tax equivalent basis, increased $27,996 to $121,369 from $93,373 compared to the same period in 2018. Interest income on loans held for investment increased as a result of the increase in the average balance of loans due to the Brand acquisitions and non purchased loan growth. For the first quarter of 2019, interest income on loans held for sale, on a tax equivalent basis, increased $4,166 to $5,837 from $1,671 compared to the same period in 2018. This increase is primarily due to the impact from the portfolio of non-mortgage consumer loans, acquired from Brand, that is classified in loans held for sale. The following table presents reported taxable equivalent yield on loans for the periods presented.

	Three Months Ended
	March 31,
	2019	2018
Taxable equivalent interest income on loans	$127,206	$95,044

Average loans, including loans held for sale	9,405,066	7,799,290

Loan yield	5.49%	4.94%
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans, including loans held for sale, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended
	March 31,
	2019	2018
Net interest income collected on problem loans	$812	$358
Accretable yield recognized on purchased loans(1)	7,542	6,118
Total impact to interest income on loans	$8,354	$6,476

Impact to loan yield	0.36%	0.34%

Impact to net interest margin	0.31%	0.30%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $3,833 and $3,358 for the first quarter of 2019 and 2018, respectively. This additional interest income increased taxable equivalent loan yield by 17 basis points for both the first quarter of 2019 and 2018, while increasing net interest margin by 14 basis points and 16 basis points for the first quarter of 2019 and 2018, respectively.

Investment income, on a tax equivalent basis, increased $3,594 to $9,914 for the first quarter of 2019 from $6,320 for the first quarter of 2018. In addition to the average balance in the investment portfolio being higher for the three months ended March 31, 2019 as compared to the same period in 2018, the Company was able to add higher yielding securities to the portfolio, bolstering the increase in interest income. The tax equivalent yield on the investment portfolio for the first quarter of 2019 was 3.21%, up 13 basis points from 3.08% in the same period in 2018.
Interest expense for the three months ended March 31, 2019 was $23,947 as compared to $11,140 for the same period in 2018.
The following tables present, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Noninterest-bearing demand	22.30%	21.52%	—%	—%
Interest-bearing demand	45.60	46.31	0.85	0.35
Savings	6.00	6.88	0.19	0.11
Time deposits	22.65	21.56	1.60	1.00
Short term borrowings	0.95	1.27	2.66	1.45
Long-term Federal Home Loan Bank advances	0.06	0.09	3.28	3.41
Subordinated notes	1.40	1.35	6.13	5.63
Other borrowed funds	1.04	1.02	4.60	4.97
Total deposits and borrowed funds	100.00%	100.00%	0.92%	0.53%

Interest expense on deposits was $19,772 and $8,059 for the three months ended March 31, 2019 and 2018, respectively. The cost of total deposits was 0.79% and 0.40% for the same respective periods. The increase in both deposit expense and cost is attributable to both the increase in the average balance of all interest-bearing deposits resulting from the Brand acquisition and organic deposit growth as well as an increase in the interest rates on interest-bearing deposits. Although the Company continues to seek changes in the mix of its deposits from higher costing time deposits to lower costing interest-bearing deposits and noninterest-bearing deposits, rates offered on the Company’s interest-bearing deposit accounts, including time deposits, have increased to match competitive market interest rates in order to maintain stable sources of funding.
Interest expense on total borrowings was $4,175 and $3,081 for the first three months of 2019 and 2018, respectively. The Company assumed subordinated notes and junior subordinated debentures in its acquisition of Brand, increasing the average balance of borrowings for the first three months of 2019 as compared to the same period in 2018. This increase in the average balance of borrowings, together with higher rates charged on short-term FHLB advances, is the primary driver for the increase in interest expense on borrowings.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended March 31,
2019	2018
1.14%	1.37%

Noninterest income was $35,885 for the three months ended March 31, 2019 as compared to $33,953 for the same period in 2018. While the acquisition of Brand improved the growth of our noninterest income, our continued focus on diversification of our income streams also resulted in an increase in nearly all of the Company’s components of noninterest income.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $9,102 and $8,473 for the three months ended March 31, 2019 and 2018, respectively. Overdraft fees, the largest component of service charges on deposits, were $6,139 for the three months ended March 31, 2019 compared to $5,908 for the same period in 2018.
Fees and commissions were $6,471 for the first three months of 2019 as compared to $5,685 for the same period in 2018. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. Interchange fees were $5,328 for the three months ending March 31, 2019 as compared to $4,787 for the same period in 2018. As a result of our total assets being above $10,000,000, beginning July 1, 2019 we will be subject to the limitations on interchange fees imposed pursuant to §1075 of the Dodd-Frank Act (this provision, which is commonly referred to as the “Durbin Amendment,” is discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018). We expect the Durban Amendment limitations to reduce interchange fees by approximately $10,000-$11,000 annually. Management is continuing to develop and enhance strategies to offset this impact.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $2,116 and $2,005 for the three months ended March 31, 2019 and 2018, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $757 and $762 for the three months ended March 31, 2019 and 2018, respectively.
Our Wealth Management segment has two primary divisions: Trust and Financial Services. The Trust division operates on a custodial basis which includes administration of employee benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $3,324 for the three months ended March 31, 2019 compared to $3,262 for the same period in 2018. The market value of assets under management or administration was $3,492,135 and $3,234,775 at March 31, 2019 and March 31, 2018, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Mortgage loan originations totaled $384,103 in the three months ended March 31, 2019 compared to $362,803 for the same period in 2018. The increase in mortgage loan originations is due to an increase in producers throughout our footprint during the current year. The table below presents the components of mortgage banking income included in noninterest income for the three months ending March 31:

	Three Months Ended March 31,
	2019	2018
Mortgage servicing income, net	$821	$1,154
Gain on sales of loans, net	7,888	8,798
Fees, net	1,692	1,008
Mortgage banking income, net	$10,401	$10,960
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and death benefits received on covered individuals. BOLI income was $1,407 for the three months ended March 31, 2019 as compared to $945 for the same period in 2018.
Other noninterest income was $3,051 and $2,623 for the three months ended March 31, 2019 and 2018, respectively. Other noninterest income includes income from our SBA banking division and other miscellaneous income and can fluctuate based on production in our SBA banking division and recognition of other unseasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended March 31,
2019	2018
2.83%	3.14%
Noninterest expense was $88,832 and $77,944 for the three months ended March 31, 2019 and 2018, respectively. The Company did not record any merger and conversion related expenses for the three months ended March 31, 2019, while $900 was recorded during the first quarter of 2018. The increase year over year for the first three months was primarily driven by the additional expenses associated with the acquisition Brand’s operations, as discussed in more detail in the remainder of this section.
Salaries and employee benefits increased $8,566 to $57,350 for the three months ended March 31, 2019 as compared to $48,784 for the same period in 2018. The increase in salaries and employee benefits is primarily due to the Brand acquisition and annual merit based pay increases.
Data processing costs were $4,906 for the three months ended March 31, 2019 as compared to $4,244 for the same period in 2018. The increased costs are primarily due to the Brand acquisition.
Net occupancy and equipment expense for the first three months of 2019 was $11,835, up from $9,822 for the same period in 2018. The increase in occupancy and equipment expense is primarily attributable to the additional locations and assets added from the Brand acquisitions.
Expenses related to other real estate owned were $1,004 and $657, respectively, for the first three months of 2019 and 2018. Expenses on other real estate owned included write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $727 and $352 for the first three months of 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, other real estate owned with a cost basis of $1,043 and $2,181, respectively, was sold resulting in a net loss of $80 and $96, respectively.
Professional fees include fees for legal and accounting services. Professional fees were $2,454 for the three months ended March 31, 2019 as compared to $2,138 for the same period in 2018. Professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation.
Advertising and public relations expense was $2,866 for the three months ended March 31, 2019 compared to $2,203 for the same period in 2018. This increase is primarily attributable to an increased focus on digital marketing and branding throughout our footprint, an increase in the overall size of the Company and also an increase in the marketing of the Company’s community involvement.
Amortization of intangible assets totaled $2,110 and $1,651 for the three months ended March 31, 2019 and 2018, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 1 year to approximately 10 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $1,895 for the three months ended March 31, 2019 as compared to $1,969 for the same period in 2018.
Efficiency Ratio

	Efficiency Ratio
	Three Months Ended March 31,
	2019	2018
Efficiency ratio (GAAP)	59.02%	62.48%
Impact on efficiency ratio from:
Net gains on sales of securities	(0.01)	—
Intangible amortization	(1.39)	(1.33)
Merger and conversion related expenses	—	(0.72)
Adjusted efficiency ratio (Non-GAAP)(1)	57.62%	60.43%

(1)
A reconciliation of this financial measure from GAAP to non-GAAP can be found under the “Non-GAAP Financial Measures” heading at the end of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The table above shows the impact on the efficiency ratio of expenses that (1) the Company does not consider to be part of our normal operations, such as amortization of intangibles, or (2) the Company incurred in connection with certain transactions where management is unable to accurately predict the timing of when these expenses will be incurred or, when incurred, the amount of such expenses, such as merger and conversion related expenses. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to continue to improve from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.
Income Taxes
Income tax expense for the three months ended March 31, 2019 and 2018 was $13,590 and $9,673, respectively. The effective tax rates for those periods were 23.15% and 22.24%, respectively. The increase in taxable income is the primary driver in the increase in income tax expense from the first quarter of 2018 to the first quarter of 2019.
Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit risk and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”
Credit Risk and Allowance for Loan Losses

Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower default. The Company’s credit quality remained strong in the first quarter of 2019, and the Company continues to see the lowest levels of charge-offs and nonperforming loans since the 2008-2009 recession. These results are due in part to current economic conditions both nationally and in the Company’s markets, including declining unemployment levels, improved labor participation rate and improved performance of the housing market, as well as the Company’s continued efforts to bring problem credits to resolution.
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
The loss management committee and the Board of Directors’ Loan Committee monitor loans that are past due or those that have been downgraded and placed on the Company’s internal watch list due to a decline in the collateral value or cash flow of the debtor or other adverse factors relating to the loan; the committees then adjust loan grades accordingly. This information is used to assist management in monitoring credit quality.
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

The Company’s practice is to charge off estimated losses as soon as such losses are identified and reasonably quantified. Net charge-offs for the first quarter of 2019 were $691, or 0.03% of average loans (annualized), compared to net charge-offs of $1,560, or 0.08% of average loans (annualized), for the same period in 2018. The charge-offs in 2019 were fully reserved for in the Company’s allowance for loan losses and resulted in no additional provision for loan loss expense.

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

The allowance for loan losses is established after input from management, loan review and the loss management committee. Factors considered by management in evaluating the adequacy of the allowance, which occurs on a quarterly basis, include the internal risk rating of individual credits, new loan products, loan segmentation, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the unemployment rate and other current economic conditions in the markets in which we operate. In addition, on a regular basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by officer, community bank and the Company as a whole.

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	March 31, 2019		December 31, 2018		March 31, 2018
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$9,622	19.31%	$8,269	16.87%	$7,071	15.24%
Lease financing	662	1.33%	709	1.44%	596	1.28%
Real estate – construction	4,778	9.59%	4,755	9.70%	4,198	9.05%
Real estate – 1-4 family mortgage	9,491	19.04%	10,139	20.68%	11,404	24.58%
Real estate – commercial mortgage	24,643	49.45%	24,492	49.96%	21,914	47.23%
Installment loans to individuals	639	1.28%	662	1.35%	1,218	2.62%
Total	$49,835	100.00%	$49,026	100.00%	$46,401	100.00%

For impaired loans, specific reserves are established to adjust the carrying value of the loan to its estimated net realizable value. The following table quantifies the amount of the specific reserves component of the allowance for loan losses, the amount of the allowance determined by applying allowance factors to graded loans, and the amount of the allowance allocated to credit-deteriorated purchased loans, as of the dates presented:

	March 31, 2019	December 31, 2018	March 31, 2018
Specific reserves for impaired loans	$2,213	$1,514	$1,472
Allocated reserves for remaining portfolio	45,098	44,960	43,112
Purchased with deteriorated credit quality	2,524	2,552	$1,817
Total	$49,835	$49,026	$46,401

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The provision for loan losses was $1,500 and $1,750 for the three months ended March 31, 2019 and 2018, respectively. Although the Company continues to experience low levels of classified loans and nonperforming loans, as illustrated in the nonperforming loan tables later in this section, and while our other credit quality measures have also improved or otherwise remained at satisfactory levels, the growth in non purchased loans has dictated that we increase the provision for loans losses in order to maintain the allowance for loan losses at an acceptable level in light of the increased size of our non purchased loan portfolio.

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
Certain loans purchased are accounted for under ASC 310-30, “Loans and Debt Securities Purchased with Deteriorated Credit Quality” (“ASC 310-30”), and are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. As of March 31, 2019, the fair value of loans accounted for in accordance with ASC 310-30 was $208,846. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. Of the entire allowance for loan losses as of March 31, 2019 and 2018, $2,524 and $1,817, respectively, is allocated to loans accounted for under ASC 310-30.

The table below reflects the activity in the allowance for loan losses for the periods presented:

	Three Months Ended
	March 31,
	2019	2018
Balance at beginning of period	$49,026	$46,211
Charge-offs
Commercial, financial, agricultural	258	659
Lease financing	—	—
Real estate – construction	—	—
Real estate – 1-4 family mortgage	497	671
Real estate – commercial mortgage	562	613
Installment loans to individuals	220	122
Total charge-offs	1,537	2,065
Recoveries
Commercial, financial, agricultural	374	235
Lease financing	—	—
Real estate – construction	7	4
Real estate – 1-4 family mortgage	197	133
Real estate – commercial mortgage	245	108
Installment loans to individuals	23	25
Total recoveries	846	505
Net charge-offs	691	1,560
Provision for loan losses	1,500	1,750
Balance at end of period	$49,835	$46,401
Net charge-offs (annualized) to average loans	0.03%	0.08%
Allowance for loan losses to:
Total non purchased loans	0.76%	0.80%
Nonperforming non purchased loans	363.79%	356.71%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended
	March 31,
	2019	2018
Real estate – construction:
Residential	$(7)	$(4)
Total real estate – construction	(7)	(4)
Real estate – 1-4 family mortgage:
Primary	248	29
Home equity	129	39
Rental/investment	(2)	63
Land development	(75)	407
Total real estate – 1-4 family mortgage	300	538
Real estate – commercial mortgage:
Owner-occupied	236	546
Non-owner occupied	128	(41)
Land development	(47)	—
Total real estate – commercial mortgage	317	505
Total net charge-offs of loans secured by real estate	$610	$1,039

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

The following table provides details of the Company’s non purchased and purchased nonperforming assets as of the dates presented.

	Non Purchased	Purchased	Total
March 31, 2019
Nonaccruing loans	$12,507	$7,828	$20,335
Accruing loans past due 90 days or more	1,192	5,436	6,628
Total nonperforming loans	13,699	13,264	26,963
Other real estate owned	4,223	5,932	10,155
Total nonperforming assets	$17,922	$19,196	$37,118
Nonperforming loans to total loans			0.30%
Nonperforming assets to total assets			0.29%

December 31, 2018
Nonaccruing loans	$10,218	$5,836	$16,054
Accruing loans past due 90 days or more	2,685	7,232	9,917
Total nonperforming loans	12,903	13,068	25,971
Other real estate owned	4,853	6,187	11,040
Total nonperforming assets	$17,756	$19,255	$37,011
Nonperforming loans to total loans			0.29%
Nonperforming assets to total assets			0.29%

The level of nonperforming loans increased $992 from December 31, 2018 while OREO decreased $885 during the same period. As of March 31, 2019, the acquisition of Brand added nonperforming loans of $3,894. These loans were recorded at fair value as of the acquisition date, which mitigates the Company's potential loss.

The following table presents nonperforming loans by loan category as of the dates presented:

	March 31, 2019	December 31, 2018	March 31, 2018
Commercial, financial, agricultural	$6,143	$2,461	$4,141
Real estate – construction:
Residential	—	68	49
Total real estate – construction	—	68	49
Real estate – 1-4 family mortgage:
Primary	8,547	10,102	6,963
Home equity	2,073	2,047	2,557
Rental/investment	772	757	459
Land development	466	980	378
Total real estate – 1-4 family mortgage	11,858	13,886	10,357
Real estate – commercial mortgage:
Owner-occupied	3,901	3,779	4,118
Non-owner occupied	3,854	3,933	2,764
Land development	342	958	1,005
Total real estate – commercial mortgage	8,097	8,670	7,887
Installment loans to individuals	775	797	276
Lease financing	90	89	202
Total nonperforming loans	$26,963	$25,971	$22,912

The Company continues its efforts to bring problem credits to resolution. Total nonperforming loans as a percentage of total loans were 0.30% as of March 31, 2019 as compared to 0.29% as of December 31, 2018 and 0.30% as of March 31, 2018. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 184.83% as of March 31, 2019 as compared to 188.77% as of December 31, 2018 and 202.52% as of March 31, 2018. The coverage ratio for non purchased, nonperforming loans was 363.79% as of March 31, 2019 as compared to 379.96% as of December 31, 2018 and 356.71% as of March 31, 2018.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at March 31, 2019. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $44,141 at March 31, 2019 as compared to $36,597 at December 31, 2018 and $28,573 at March 31, 2018. The acquisition of Brand added $13,821 of purchased, loans 30-89 days past due at March 31, 2019.

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

As shown below, restructured loans totaled $12,409 at March 31, 2019 compared to $12,820 at December 31, 2018 and $13,823 at March 31, 2018. At March 31, 2019, loans restructured through interest rate concessions represented 28% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	March 31, 2019	December 31, 2018	March 31, 2018
Commercial, financial, agricultural	$332	$337	$372
Real estate – 1-4 family mortgage:
Primary	6,169	6,261	6,490
Home equity	184	186	460
Rental/investment	1,987	2,005	1,960
Land development	—	1	4
Total real estate – 1-4 family mortgage	8,340	8,453	8,914
Real estate – commercial mortgage:
Owner-occupied	3,076	3,189	3,296
Non-owner occupied	548	722	747
Land development	50	56	428
Total real estate – commercial mortgage	3,674	3,967	4,471
Installment loans to individuals	63	63	66

Total restructured loans in compliance with modified terms	$12,409	$12,820	$13,823

Changes in the Company’s restructured loans are set forth in the table below:

	2019	2018
Balance at January 1,	$12,820	$14,553
Additional loans with concessions	176	743
Reclassified as performing restructured loan	252	3
Reductions due to:
Reclassified as nonperforming	(269)	(192)
Paid in full	(264)	(849)
Paydowns	(306)	(435)
Balance at March 31,	$12,409	$13,823

The following table shows the principal amounts of nonperforming and restructured loans as of the dates presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	March 31, 2019	December 31, 2018	March 31, 2018
Nonaccruing loans	$20,335	$16,054	$14,743
Accruing loans past due 90 days or more	6,628	9,917	8,169
Total nonperforming loans	26,963	25,971	22,912
Restructured loans in compliance with modified terms	12,409	12,820	13,823
Total nonperforming and restructured loans	$39,372	$38,791	$36,735
The following table provides details of the Company’s other real estate owned as of the dates presented:

	March 31, 2019	December 31, 2018	March 31, 2018
Residential real estate	$2,651	$2,333	$2,148
Commercial real estate	3,708	4,297	5,165
Residential land development	1,095	1,099	1,743
Commercial land development	2,701	3,311	5,499
Total other real estate owned	$10,155	$11,040	$14,555

Changes in the Company’s other real estate owned were as follows:

	2019	2018
Balance at January 1,	$11,040	$15,934
Transfers of loans	885	1,154
Impairments	(727)	(352)
Dispositions	(1,043)	(2,181)
Balance at March 31,	$10,155	$14,555

Other real estate owned with a cost basis of $1,043 was sold during the three months ended March 31, 2019, resulting in a net loss of $80, while other real estate owned with a cost basis of $2,181 was sold during the three months ended March 31, 2018, resulting in a net loss of $96.

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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing April 1, 2019, in each case as compared to the result under rates present in the market on March 31, 2019. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not take into account changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	17.28%	7.00%	10.95%
+300	16.54%	5.44%	8.58%
+200	12.74%	3.73%	5.87%
+100	7.23%	1.96%	3.08%
-100	(9.63)%	(2.69)%	(3.57)%

The rate shock results for the net interest income simulations for the next twenty-four months produce an asset sensitive position at March 31, 2019. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet. The measures do not reflect future actions the ALCO may undertake in response to such changes in interest rates. The above results of the interest rate shock analysis are within the parameters set by the Board of Directors. The scenarios assume instantaneous movements in interest rates in increments of plus 100, 200, 300 and 400 basis points and minus 100 basis points. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results will differ from simulated results.
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

Core deposits, which are deposits excluding time deposits and public fund deposits, are the major source of funds used by Renasant Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring Renasant Bank’s liquidity. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the Asset/Liability Management Committee.

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 19.57% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At March 31, 2019, securities with a carrying value of $573,080 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $637,607 similarly pledged at December 31, 2018.

Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were short-term borrowings from the FHLB in the amount of $80,000 at March 31, 2019 compared to $380,000 at December 31, 2018. Long-term funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2019, the balance of our outstanding long-term advances with the FHLB was $6,492 compared to $6,690 at December 31, 2018. The total amount of the remaining credit available to us from the FHLB at March 31, 2019 was $3,548,225. We also maintain lines of credit with other commercial banks totaling $150,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at March 31, 2019 or December 31, 2018.

In 2016 we accessed the capital markets to generate liquidity in the form of subordinated notes. As part of the Metropolitan acquisition, the Company assumed $15,000 aggregate principal amount of 6.50% fixed-to-floating rate subordinated notes due July 1, 2026. In connection with the acquisition of Brand, the Company assumed $30,000 aggregate principal amount of 8.50% subordinated notes due June 27, 2024. The carrying value of the subordinated notes, net of unamortized debt issuance costs, was $146,962 at March 31, 2019.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Noninterest-bearing demand	22.30%	21.52%	—%	—%
Interest-bearing demand	45.60	46.31	0.85	0.35
Savings	6.00	6.88	0.19	0.11
Time deposits	22.65	21.56	1.60	1.00
Short-term borrowings	0.95	1.27	2.66	1.45
Long-term Federal Home Loan Bank advances	0.06	0.09	3.28	3.41
Subordinated notes	1.40	1.35	6.13	5.63
Other borrowed funds	1.04	1.02	4.60	4.97
Total deposits and borrowed funds	100.00%	100.00%	0.92%	0.53%

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

Cash and cash equivalents were $562,066 at March 31, 2019 compared to $250,978 at March 31, 2018. Cash provided by investing activities for the three months ended March 31, 2019 was $24,930 compared to cash used in investing activities of $365,230 for the three months ended March 31, 2018. Proceeds from the sale, maturity or call of securities within our investment portfolio were $59,120 for the three months ended March 31, 2019 compared to $29,335 for the same period in 2018. These proceeds were reinvested into the investment portfolio or used to fund loan growth. Purchases of investment securities were $49,577 for the first three months of 2019 compared to $317,922 for the same period in 2018. The large increase in purchases of investment securities in 2018 is related to the releveraging of the Company's balance sheet.

Cash used in financing activities for the three months ended March 31, 2019 and 2018 was $172,082, compared to cash provided by financing activities for the same period in 2018 was $395,926. Deposits increased $140,692 and $437,471 for the three months ended March 31, 2019 and 2018, respectively. A portion of the increase in deposits during the first three months of 2018 was the Company reacquiring certain wholesale deposit funding sources which had been reduced during the fourth quarter of 2017 as part of the Company’s deleveraging strategy. Cash provided through deposit growth was primarily used to pay down short-term borrowings.

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

Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2019, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $137,053. The Company maintains a line of credit collateralized by cash with Renasant Bank totaling $3,052. There were no amounts outstanding under this line of credit at March 31, 2019.

These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the three months ended March 31, 2019, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	March 31, 2019	December 31, 2018
Loan commitments	$2,165,063	$2,068,749
Standby letters of credit	88,660	104,664

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2019, the Company had notional amounts of $204,403 on interest rate contracts with corporate customers and $204,403 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
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
Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $2,088,877 at March 31, 2019 compared to $2,043,913 at December 31, 2018. Book value per share was $35.63 and $34.91 at March 31, 2019 and December 31, 2018, respectively. The growth in shareholders’ equity was attributable to the acquisition of Brand as well as earnings retention offset by changes in accumulated other comprehensive loss and dividends declared.

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

The Company has junior subordinated debentures with a carrying value of $109,781 at March 31, 2019, of which $106,190 are included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital at March 31, 2019. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition we exceed $15,000,000 in assets, or if we make any acquisition after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.

The Company has subordinated notes with a carrying value of $146,962 at March 31, 2019, of which $143,493 are included in the Company’s Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the phase-in of the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,124,981	11.49%	$636,422	6.50%	$685,377	7.00%
Tier 1 risk-based capital ratio	1,228,640	12.55%	783,289	8.00%	832,244	8.50%
Total risk-based capital ratio	1,426,332	14.57%	979,111	10.00%	1,028,066	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,228,640	10.44%	588,346	5.00%	470,677	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,316,336	13.45%	$635,970	6.50%	$684,891	7.00%
Tier 1 risk-based capital ratio	1,316,336	13.45%	782,733	8.00%	831,654	8.50%
Total risk-based capital ratio	1,370,536	14.01%	978,416	10.00%	1,027,337	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,316,336	11.20%	587,764	5.00%	470,211	4.00%

December 31, 2018
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,085,751	11.05%	$638,468	6.50%	$626,189	6.375%
Tier 1 risk-based capital ratio	1,188,412	12.10%	785,806	8.00%	773,528	7.875%
Total risk-based capital ratio	1,386,507	14.12%	982,258	10.00%	969,979	9.875%
Leverage capital ratios:
Tier 1 leverage ratio	1,188,412	10.11%	587,939	5.00%	470,352	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,276,976	13.02%	$637,552	6.50%	$625,291	6.375%
Tier 1 risk-based capital ratio	1,276,976	13.02%	784,679	8.00%	772,418	7.875%
Total risk-based capital ratio	1,331,619	13.58%	980,849	10.00%	968,588	9.875%
Leverage capital ratios:
Tier 1 leverage ratio	1,276,976	10.88%	587,090	5.00%	469,672	4.00%

On October 24, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 million of the Company’s outstanding common stock, either in open market purchases or privately-negotiated transactions. The stock repurchase program will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased by the Board. There were no repurchases of common stock during the first quarter of 2019.

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

Efficiency Ratio
	Three months ended March 31,
	2019	2018
Interest income (fully tax equivalent basis)	$138,578	$101,947
Interest expense	23,947	11,140
Net interest income (fully tax equivalent basis)	114,631	90,807

Total noninterest income	35,885	33,953
Net gains on sales of securities	13	—
Adjusted noninterest income	35,872	33,953

Total noninterest expense	88,832	77,944
Intangible amortization	2,110	1,651
Merger and conversion related expenses	—	900
Adjusted noninterest expense	86,722	75,393

Efficiency Ratio (GAAP)	59.02%	62.48%
Adjusted Efficiency Ratio (non-GAAP)	57.62%	60.43%

The presentation of this non-GAAP financial measure is not intended to be considered in isolation or as a substitute for any measure prepared in accordance with GAAP. Readers of this Form 10-Q should note that, because there are no standard definitions for the calculations as well as the results, the Company’s calculations may not be comparable to a similarly-titled measure presented by other companies. Also, there may be limits in the usefulness of this measure to readers of this document. As a result, the Company encourages readers to consider its consolidated financial statements and footnotes thereto in their entirety and not to rely on any single financial measure.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2018. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in the risk factors disclosed in the Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

During the three month period ended March 31, 2019, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(3)
January 1, 2019 to January 31, 2019	8,692	$30.18	—	$42,938
February 1, 2019 to February 28, 2019	—	—	—	42,938
March 1, 2019 to March 31, 2019	29,862	38.00	—	42,938
Total	38,554	$36.24	—

(1)
Represents shares withheld to satisfy federal and state tax liabilities related to the vesting of time-based and performance-based restricted stock awards during the three month period ended March 31, 2019.

(2)
The Company announced a $50.0 million stock repurchase program on October 24, 2018, under which the Company may repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. The stock repurchase program will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased by the Board. No shares were repurchased in the first quarter of 2019.

(3)	Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(2)(i)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Brand Group Holdings, Inc. and The Brand Banking Company dated as of March 28, 2018(1)

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (2)

(3)(ii)	Amended and Restated Bylaws of Renasant Corporation, as amended (3)

(4)(i)	Articles of Incorporation of Renasant Corporation, as amended (2)

(4)(ii)	Amended and Restated Bylaws of Renasant Corporation, as amended (3)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

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

RENASANT CORPORATION
(Registrant)

Date:	May 8, 2019	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2019	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial and Operating Officer
(Principal Financial Officer)