Form 10-Q
period 2019-06-30
RENASANT CORP
filed 2019-08-07
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2019, 58,275,017 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$163,520	$198,515
Interest-bearing balances with banks	280,342	370,596
Cash and cash equivalents	443,862	569,111
Securities available for sale, at fair value	1,268,280	1,250,777
Loans held for sale ($323,219 and $219,848 carried at fair value at June 30, 2019 and December 31, 2018, respectively)	461,681	411,427
Loans, net of unearned income:
Non purchased loans and leases	6,704,288	6,389,712
Purchased loans	2,350,366	2,693,417
Total loans, net of unearned income	9,054,654	9,083,129
Allowance for loan losses	(50,059)	(49,026)
Loans, net	9,004,595	9,034,103
Premises and equipment, net	290,523	209,168
Other real estate owned:
Non purchased	5,258	4,853
Purchased	3,475	6,187
Total other real estate owned, net	8,733	11,040
Goodwill	932,971	932,928
Other intangible assets, net	40,702	44,865
Bank-owned life insurance	223,334	220,608
Mortgage servicing rights	48,779	48,230
Other assets	169,193	202,621
Total assets	$12,892,653	$12,934,878
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$2,408,984	$2,318,706
Interest-bearing	7,781,077	7,809,851
Total deposits	10,190,061	10,128,557
Short-term borrowings	139,011	387,706
Long-term debt	262,923	263,618
Other liabilities	180,962	111,084
Total liabilities	10,772,957	10,890,965
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 58,297,670 and 58,546,480 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost – 999,055 and 750,245 shares, respectively	(33,635)	(24,245)
Additional paid-in capital	1,289,356	1,288,911
Retained earnings	566,982	500,660
Accumulated other comprehensive income (loss), net of taxes	510	(17,896)
Total shareholders’ equity	2,119,696	2,043,913
Total liabilities and shareholders’ equity	$12,892,653	$12,934,878
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income
Loans	$127,011	$98,656	$253,312	$192,774
Securities
Taxable	7,730	5,700	15,655	9,694
Tax-exempt	1,291	1,649	2,700	3,334
Other	1,830	569	3,289	1,152
Total interest income	137,862	106,574	274,956	206,954
Interest expense
Deposits	20,991	10,919	40,763	18,978
Borrowings	4,071	3,266	8,246	6,347
Total interest expense	25,062	14,185	49,009	25,325
Net interest income	112,800	92,389	225,947	181,629
Provision for loan losses	900	1,810	2,400	3,560
Net interest income after provision for loan losses	111,900	90,579	223,547	178,069
Noninterest income
Service charges on deposit accounts	8,605	8,271	17,707	16,744
Fees and commissions	7,047	5,917	13,518	11,602
Insurance commissions	2,190	2,110	4,306	4,115
Wealth management revenue	3,601	3,446	6,925	6,708
Mortgage banking income	16,620	12,839	27,021	23,799
Net (loss) gain on sales of securities	(8)	—	5	—
BOLI income	1,340	1,195	2,748	2,140
Other	2,565	1,803	5,615	4,426
Total noninterest income	41,960	35,581	77,845	69,534
Noninterest expense
Salaries and employee benefits	60,325	52,010	117,675	100,794
Data processing	4,698	4,600	9,604	8,844
Net occupancy and equipment	11,544	9,805	23,379	19,627
Other real estate owned	252	232	1,256	889
Professional fees	2,431	2,176	4,885	4,314
Advertising and public relations	2,648	2,647	5,515	4,850
Intangible amortization	2,053	1,594	4,163	3,245
Communications	2,348	1,877	4,243	3,846
Merger and conversion related expenses	179	500	179	1,400
Other	6,812	3,585	11,223	9,161
Total noninterest expense	93,290	79,026	182,122	156,970
Income before income taxes	60,570	47,134	119,270	90,633
Income taxes	13,945	10,424	27,535	20,097
Net income	$46,625	$36,710	$91,735	$70,536
Basic earnings per share	$0.80	$0.74	$1.57	$1.43
Diluted earnings per share	$0.80	$0.74	$1.56	$1.42
Cash dividends per common share	$0.22	$0.20	$0.43	$0.39
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$46,625	$36,710	$91,735	$70,536
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains (losses) on securities	9,393	(3,000)	20,710	(10,909)
Reclassification adjustment for losses (gains) realized in net income	6	—	(4)	—
Total securities	9,399	(3,000)	20,706	(10,909)
Derivative instruments:
Unrealized holding (losses) gains on derivative instruments	(1,541)	387	(2,456)	1,245
Total derivative instruments	(1,541)	387	(2,456)	1,245
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	102	57	156	123
Total defined benefit pension and post-retirement benefit plans	102	57	156	123
Other comprehensive income (loss), net of tax	7,960	(2,556)	18,406	(9,541)
Comprehensive income	$54,585	$34,154	$110,141	$60,995

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended June 30, 2019	Shares	Amount
Balance at January 1, 2019	58,546,480	$296,483	$(24,245)	$1,288,911	$500,660	$(17,896)	$2,043,913
Net income	—	—	—	—	45,110	—	45,110
Other comprehensive income	—	—	—	—	—	10,446	10,446
Comprehensive income							55,556
Cash dividends ($0.21 per share)	—	—	—	—	(12,442)	—	(12,442)
Issuance of common stock for stock-based compensation awards	87,150	—	2,655	(3,442)	—	—	(787)
Stock-based compensation expense	—	—	—	2,637	—	—	2,637
Balance at March 31, 2019	58,633,630	$296,483	$(21,590)	$1,288,106	$533,328	$(7,450)	$2,088,877
Net income	—	—	—	—	46,625	—	46,625
Other comprehensive income	—	—	—	—	—	7,960	7,960
Comprehensive income							54,585
Cash dividends ($0.22 per share)	—	—	—	—	(12,971)	—	(12,971)
Repurchase of shares in connection with stock repurchase program	(363,704)	—	(12,938)	—	—	—	(12,938)
Issuance of common stock for stock-based compensation awards	27,744	—	893	(832)	—	—	61
Stock-based compensation expense	—	—	—	2,082	—	—	2,082
Balance at June 30, 2019	58,297,670	$296,483	$(33,635)	$1,289,356	$566,982	$510	$2,119,696

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended June 30, 2018	Shares	Amount
Balance at January 1, 2018	49,321,231	$249,951	$(19,906)	$898,095	$397,354	$(10,511)	$1,514,983
Net income	—	—	—	—	33,826		33,826
Other comprehensive loss	—	—	—	—	—	(6,985)	(6,985)
Comprehensive income							26,841
Cash dividends ($0.19 per share)	—	—	—	—	(9,455)	—	(9,455)
Issuance of common stock for stock-based compensation awards	71,747	—	1,610	(3,092)	—	—	(1,482)
Stock-based compensation expense	—	—	—	1,858	—	—	1,858
Other, net	—	—	—	20	—	—	20
Balance at March 31, 2018	49,392,978	$249,951	$(18,296)	$896,881	$421,725	$(17,496)	$1,532,765
Net income	—	—	—	—	36,710	—	36,710
Other comprehensive loss	—	—	—	—	—	(2,556)	(2,556)
Comprehensive income							34,154
Cash dividends ($0.20 per share)	—	—	—	—	(9,960)	—	(9,960)
Issuance of common stock for stock-based compensation awards	31,361	—	773	(939)	—	—	(166)
Stock-based compensation expense	—	—	—	1,854	—	—	1,854
Other, net	—	—	—	21	—	—	21
Balance at June 30, 2018	49,424,339	$249,951	$(17,523)	$897,817	$448,475	$(20,052)	$1,558,668

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$91,735	$70,536
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,400	3,560
Depreciation, amortization and accretion	1,607	1,854
Deferred income tax expense	8,585	3,476
Funding of mortgage loans held for sale	(938,825)	(838,564)
Proceeds from sales of mortgage loans held for sale	856,243	721,351
Gains on sales of mortgage loans held for sale	(20,789)	(19,517)
Gains on sales of securities	(5)	—
Gains on sales of premises and equipment	(1,073)	(225)
Stock-based compensation expense	4,719	3,712
Net change in other loans held for sale	55,792	—
Increase in other assets	(4,815)	(6,649)
Decrease in other liabilities	(10,762)	(12,657)
Net cash provided by (used in) operating activities	44,812	(73,123)
Investing activities
Purchases of securities available for sale	(125,503)	(497,845)
Proceeds from sales of securities available for sale	12,612	—
Proceeds from call/maturities of securities available for sale	120,738	63,655
Net decrease (increase) in loans	37,634	(140,205)
Purchases of premises and equipment	(16,491)	(10,313)
Proceeds from sales of premises and equipment	2,240	233
Net change in FHLB stock	8,710	—
Proceeds from sales of other assets	15,295	4,026
Other, net	2	—
Net cash provided by (used in) investing activities	55,237	(580,449)
Financing activities
Net increase in noninterest-bearing deposits	90,278	48,137
Net (decrease) increase in interest-bearing deposits	(28,100)	413,003
Net (decrease) increase in short-term borrowings	(248,695)	223,579
Repayment of long-term debt	(430)	(436)
Cash paid for dividends	(25,413)	(19,415)
Repurchase of shares in connection with stock repurchase program	(12,938)	—
Net stock-based compensation transactions	—	203
Net cash (used in) provided by financing activities	(225,298)	665,071
Net (decrease) increase in cash and cash equivalents	(125,249)	11,499
Cash and cash equivalents at beginning of period	569,111	281,453
Cash and cash equivalents at end of period	$443,862	$292,952
Supplemental disclosures
Cash paid for interest	$47,599	$24,652
Cash paid for income taxes	$13,820	$12,044
Noncash transactions:
Transfers of loans to other real estate owned	$1,796	$2,291
Financed sales of other real estate owned	$254	$418
Transfers of loans held for sale to loans held for investment	$189	$663
Recognition of operating right-of-use assets	$75,042	$—
Recognition of operating lease liabilities	$78,561	$—

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
In connection with the acquisition of Brand, the Company acquired a portfolio of non-mortgage consumer loans, which is included in the line item “Loans held for sale” on the Company’s Consolidated Balance Sheet with a balance of $138,462 as of June 30, 2019. In the second quarter of 2019, the Company purchased additional loans in the amount of $31,308. There were no such purchases during the first quarter of 2019. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 850, “Business Combinations”, the loans acquired from Brand were measured at fair value as of the acquisition date. Subsequent to their applicable acquisition date, all of these consumer loans are carried at the lower of amortized cost or fair value.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material.

Impact of Recently-Issued Accounting Standards and Pronouncements:
Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and its related amendments, which changes the accounting model and disclosure requirements for leases. The former accounting model for leases distinguished between capital leases, which were recognized on the balance sheet, and operating leases, which were not.  Under the new standard, the lease classifications are defined as finance leases, which are similar to capital leases under prior GAAP, and operating leases.  Further, under the new standard a lessee recognizes a lease liability and a right-of-use asset for all leases with a term greater than 12 months on its balance sheet regardless of the lease’s classification.  The accounting model and disclosure requirements for lessors remains substantially unchanged from prior GAAP.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company chose to use the effective date approach and, as such, all periods presented after January 1, 2019 are in accordance with ASC 842 whereas periods presented prior to January 1, 2019 are in accordance with prior lease accounting. Financial information was not updated, and the disclosures required under ASC 842, were not provided for dates and periods before January 1, 2019. Upon adoption, the Company recorded a right-of-use asset in the amount of $53,042 and a corresponding lease liability in the amount of $56,562 on January 1, 2019. The Company has included newly applicable lease disclosures in this filing in Note 19, “Leases.”
In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update will significantly change the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model includes loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. For public companies, this update is effective for interim and annual periods beginning after December 15, 2019. The Company has formed an implementation committee comprised of both accounting and credit employees to guide Renasant Bank through the implementation of ASU 2016-13. The Company has also engaged a third party to act as a consultant and software provider to assist in the implementation of the CECL model. The implementation committee and the consultant have established the CECL blueprint for the Bank, which includes the selected methodology, proper pool segmentation and loan data validation. Currently, the CECL committee is working with the consultant to build the CECL model and expects to run a preliminary CECL calculation in the third quarter of 2019.
In January 2017, FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350)” (“ASU 2017-04”). ASU 2017-04 will amend and simplify current goodwill impairment testing by eliminating certain testing under the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for interim and annual periods beginning after December 15, 2019 and is not expected to have a material impact on the Company’s financial statements.
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
In August 2017, FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 is intended to simplify hedge accounting by eliminating the requirement to separately measure and report hedge effectiveness. ASU 2017-12 also expands the application of hedge accounting by modifying current requirements to include hedge accounting on partial-term hedges, the hedging of prepayable financial instruments and other strategies.  This update became effective January 1, 2019 and did not have a material impact on the Company’s financial statements.
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

Supplemental Pro Forma Combined Condensed Results of Operations
The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the six months ended June 30, 2019 and 2018 of the Company as though the Brand merger had been completed as of January 1, 2018. The unaudited pro forma information combines the historical results of Brand with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not necessarily indicative of what would have occurred had the acquisition taken place on January 1, 2018. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Merger expenses are reflected in the period in which they were incurred.

	(Unaudited)
	Six Months Ended
	June 30,
	2019	2018
Net interest income - pro forma	$225,947	$226,266

Noninterest income - pro forma	$77,845	$86,995

Noninterest expense - pro forma	$182,122	$219,184

Net income - pro forma	$91,735	$65,181

Earnings per share - pro forma:
Basic	$1.57	$1.11
Diluted	$1.56	$1.11

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Obligations of other U.S. Government agencies and corporations	$2,527	$20	$(8)	$2,539
Obligations of states and political subdivisions	169,123	4,891	(17)	173,997
Residential mortgage backed securities:
Government agency mortgage backed securities	600,257	7,694	(1,498)	606,453
Government agency collateralized mortgage obligations	319,896	2,301	(986)	321,211
Commercial mortgage backed securities:
Government agency mortgage backed securities	31,795	812	(62)	32,545
Government agency collateralized mortgage obligations	70,764	1,305	—	72,069
Trust preferred securities	12,245	—	(1,859)	10,386
Other debt securities	47,651	1,440	(11)	49,080
	$1,254,258	$18,463	$(4,441)	$1,268,280

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Obligations of other U.S. Government agencies and corporations	$2,536	$13	$(38)	$2,511
Obligations of states and political subdivisions	200,798	3,038	(567)	203,269
Residential mortgage backed securities:
Government agency mortgage backed securities	621,690	719	(9,126)	613,283
Government agency collateralized mortgage obligations	332,697	274	(5,982)	326,989
Commercial mortgage backed securities:
Government agency mortgage backed securities	21,957	257	(384)	21,830
Government agency collateralized mortgage obligations	28,446	24	(135)	28,335
Trust preferred securities	12,359	—	(1,726)	10,633
Other debt securities	44,046	192	(311)	43,927
	$1,264,529	$4,517	$(18,269)	$1,250,777

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Securities sold were as follows for the period presented:

	Carrying Value	Net Proceeds	Gain/(Loss)
Three months ended June 30, 2019
Obligations of states and political subdivisions	$320	$319	$(1)
Residential mortgage backed securities:
Government agency mortgage backed securities	1,400	1,396	(4)
Government agency collateralized mortgage obligations	289	286	(3)
	$2,009	$2,001	$(8)
Six months ended June 30, 2019
Obligations of states and political subdivisions	$10,688	$10,703	$15
Residential mortgage backed securities:
Government agency mortgage backed securities	1,630	1,623	(7)
Government agency collateralized mortgage obligations	289	286	(3)
	$12,607	$12,612	$5
There were no securities sold during the three and six months ended June 30, 2018.
Gross realized gains and losses on sales of securities available for sale for the three and six months ended June 30, 2019 and 2018, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Gross gains on sales of securities available for sale	$1	$—	$46	$—
Gross losses on sales of securities available for sale	(9)	—	(41)	—
Gains on sales of securities available for sale, net	$(8)	$—	$5	$—

At June 30, 2019 and December 31, 2018, securities with a carrying value of $451,943 and $619,308, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $24,695 and $18,299 were pledged as collateral for short-term borrowings and derivative instruments at June 30, 2019 and December 31, 2018, respectively.
The amortized cost and fair value of securities at June 30, 2019 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Due within one year	$22,688	$22,867
Due after one year through five years	36,561	37,425
Due after five years through ten years	74,683	77,266
Due after ten years	59,237	58,731
Residential mortgage backed securities:
Government agency mortgage backed securities	600,257	606,453
Government agency collateralized mortgage obligations	319,896	321,211
Commercial mortgage backed securities:
Government agency mortgage backed securities	31,795	32,545
Government agency collateralized mortgage obligations	70,764	72,069
Other debt securities	38,377	39,713
	$1,254,258	$1,268,280

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
June 30, 2019
Obligations of other U.S. Government agencies and corporations	0	$—	$—	2	$1,507	$(8)	2	$1,507	$(8)
Obligations of states and political subdivisions	2	2,263	(14)	3	889	(3)	5	3,152	(17)
Residential mortgage backed securities:
Government agency mortgage backed securities	1	762	(1)	65	123,783	(1,497)	66	124,545	(1,498)
Government agency collateralized mortgage obligations	1	6,092	(6)	34	84,185	(980)	35	90,277	(986)
Commercial mortgage backed securities:
Government agency mortgage backed securities	0	—	—	3	6,004	(62)	3	6,004	(62)
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Trust preferred securities	0	—	—	2	10,386	(1,859)	2	10,386	(1,859)
Other debt securities	1	760	(1)	1	1,016	(10)	2	1,776	(11)
Total	5	$9,877	$(22)	110	$227,770	$(4,419)	115	$237,647	$(4,441)
December 31, 2018
Obligations of other U.S. Government agencies and corporations	0	$—	$—	2	$1,480	$(38)	2	$1,480	$(38)
Obligations of states and political subdivisions	34	22,159	(193)	26	16,775	(374)	60	38,934	(567)
Residential mortgage backed securities:
Government agency mortgage backed securities	91	354,731	(3,945)	73	125,757	(5,181)	164	480,488	(9,126)
Government agency collateralized mortgage obligations	24	97,451	(840)	60	140,076	(5,142)	84	237,527	(5,982)
Commercial mortgage backed securities:
Government agency mortgage backed securities	5	6,506	(74)	4	7,468	(310)	9	13,974	(384)
Government agency collateralized mortgage obligations	2	9,950	(23)	1	4,888	(112)	3	14,838	(135)
Trust preferred securities	0	—	—	2	10,633	(1,726)	2	10,633	(1,726)
Other debt securities	12	19,011	(88)	3	5,621	(223)	15	24,632	(311)
Total	168	$509,808	$(5,163)	171	$312,698	$(13,106)	339	$822,506	$(18,269)

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

The Company does not intend to sell any securities in an unrealized loss position that it holds, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

greater than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any OTTI for the six months ended June 30, 2019 or 2018.
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $12,245 and $12,359 and a fair value of $10,386 and $10,633 at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, the investments in pooled trust preferred securities consisted of two securities representing interests in various tranches of trusts collateralized by debt issued by over 150 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments before recovery of the investments’ amortized cost, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be at maturity. At June 30, 2019, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for both trust preferred securities and recognized credit related impairment losses on these securities in 2011. No additional impairment was recognized during the six months ended June 30, 2019.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at June 30, 2019:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XXIII	Pooled	B-2	$8,199	$6,693	$(1,506)	BB	15%
XXVI	Pooled	B-2	4,046	3,693	(353)	B	18%
			$12,245	$10,386	$(1,859)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Non Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean non purchased loans.

The following is a summary of non purchased loans and leases as of the dates presented:

	June 30, 2019	December 31, 2018
Commercial, financial, agricultural	$930,598	$875,649
Lease financing	62,026	64,992
Real estate – construction	716,129	635,519
Real estate – 1-4 family mortgage	2,160,617	2,087,890
Real estate – commercial mortgage	2,741,402	2,628,365
Installment loans to individuals	96,384	100,424
Gross loans	6,707,156	6,392,839
Unearned income	(2,868)	(3,127)
Loans, net of unearned income	$6,704,288	$6,389,712

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2019
Commercial, financial, agricultural	$1,945	$155	$922,972	$925,072	$—	$5,074	$452	$5,526	$930,598
Lease financing	470	—	61,486	61,956	—	70	—	70	62,026
Real estate – construction	2,566	—	713,563	716,129	—	—	—	—	716,129
Real estate – 1-4 family mortgage	6,398	3,208	2,146,622	2,156,228	772	2,249	1,368	4,389	2,160,617
Real estate – commercial mortgage	2,835	778	2,733,595	2,737,208	68	2,343	1,783	4,194	2,741,402
Installment loans to individuals	444	34	95,817	96,295	4	85	—	89	96,384
Unearned income	—	—	(2,868)	(2,868)	—	—	—	—	(2,868)
Total	$14,658	$4,175	$6,671,187	$6,690,020	$844	$9,821	$3,603	$14,268	$6,704,288
December 31, 2018
Commercial, financial, agricultural	$3,397	$267	$870,457	$874,121	$—	$1,356	$172	$1,528	$875,649
Lease financing	607	89	64,296	64,992	—	—	—	—	64,992
Real estate – construction	887	—	634,632	635,519	—	—	—	—	635,519
Real estate – 1-4 family mortgage	10,378	2,151	2,071,401	2,083,930	238	2,676	1,046	3,960	2,087,890
Real estate – commercial mortgage	1,880	13	2,621,902	2,623,795	—	2,974	1,596	4,570	2,628,365
Installment loans to individuals	368	165	99,731	100,264	3	157	—	160	100,424
Unearned income	—	—	(3,127)	(3,127)	—	—	—	—	(3,127)
Total	$17,517	$2,685	$6,359,292	$6,379,494	$241	$7,163	$2,814	$10,218	$6,389,712

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loans accounted for under FASB ASC 310-20, “Nonrefundable Fees and Other Cost” (“ASC 310-20”), and which are impaired loans recognized in conformity with ASC 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
June 30, 2019
Commercial, financial, agricultural	$5,888	$5,652	$—	$5,652	$1,128
Lease financing	70	70	—	70	1
Real estate – construction	9,309	800	8,509	9,309	6
Real estate – 1-4 family mortgage	10,882	10,548	—	10,548	167
Real estate – commercial mortgage	8,219	4,566	1,159	5,725	319
Installment loans to individuals	94	89	—	89	1
Total	$34,462	$21,725	$9,668	$31,393	$1,622
December 31, 2018
Commercial, financial, agricultural	$2,280	$1,834	$—	$1,834	$163
Lease financing	—	—	—	—	—
Real estate – construction	9,467	7,302	2,165	9,467	63
Real estate – 1-4 family mortgage	9,767	9,077	—	9,077	61
Real estate – commercial mortgage	8,625	4,609	1,238	5,847	689
Installment loans to individuals	232	223	—	223	1
Totals	$30,371	$23,045	$3,403	$26,448	$977

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$5,746	$9	$2,663	$8
Lease financing	88	—	335	—
Real estate – construction	9,015	105	—	—
Real estate – 1-4 family mortgage	10,584	51	7,442	57
Real estate – commercial mortgage	5,812	38	5,807	38
Installment loans to individuals	90	1	106	1
Total	$31,335	$204	$16,353	$104

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$5,773	$18	$2,653	$19
Lease financing	87	—	335	—
Real estate – construction	8,986	210	—	—
Real estate – 1-4 family mortgage	10,640	103	7,507	123
Real estate – commercial mortgage	5,851	81	6,041	130
Installment loans to individuals	90	2	108	2
Total	$31,427	$414	$16,644	$274

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

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended June 30, 2019
Commercial, financial, agricultural	2	$187	$185
Real estate – 1-4 family mortgage	3	$305	$304
Total	5	$492	$489
Three months ended June 30, 2018
Real estate – 1-4 family mortgage	1	$49	$49
Total	1	$49	$49

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Six months ended June 30, 2019
Commercial, financial, agricultural	2	$187	$185
Real estate – 1-4 family mortgage	3	$305	$304
Total	5	$492	$489
Six months ended June 30, 2018
Real estate – 1-4 family mortgage	4	$625	$625
Real estate – commercial mortgage	1	83	78
Total	5	$708	$703

With respect to loans that were restructured during the six months ended June 30, 2019, $61 have subsequently defaulted as of the date of this report. With respect to loans that were restructured during the six months ended June 30, 2018, none subsequently defaulted within twelve months of the restructuring.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There was one restructured loan in the amount of $37 contractually 90 days past due or more and still accruing at June 30, 2019 and two restructured loans in the amount of $468 contractually 90 days past due or more and still accruing at June 30, 2018. The outstanding balance of restructured loans on nonaccrual status was $3,288 and $2,417 at June 30, 2019 and June 30, 2018, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2019	51	$5,325
Additional advances or loans with concessions	5	498
Reclassified as performing restructured loan	1	41
Reductions due to:
Reclassified as nonperforming	(5)	(465)
Paid in full	(5)	(414)
Principal paydowns	—	(85)
Totals at June 30, 2019	47	$4,900

The allocated allowance for loan losses attributable to restructured loans was $30 and $37 at June 30, 2019 and June 30, 2018, respectively. The Company had $1 and $22 in remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2019 and June 30, 2018, respectively.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pass	Watch	Substandard	Total
June 30, 2019
Commercial, financial, agricultural	$695,794	$13,891	$13,677	$723,362
Real estate – construction	641,131	2,759	8,872	652,762
Real estate – 1-4 family mortgage	321,905	4,561	3,170	329,636
Real estate – commercial mortgage	2,330,319	60,671	23,241	2,414,231
Installment loans to individuals	30	—	—	30
Total	$3,989,179	$81,882	$48,960	$4,120,021
December 31, 2018
Commercial, financial, agricultural	$615,803	$18,326	$6,973	$641,102
Real estate – construction	558,494	2,317	8,157	568,968
Real estate – 1-4 family mortgage	321,564	4,660	4,260	330,484
Real estate – commercial mortgage	2,210,100	54,579	24,144	2,288,823
Installment loans to individuals	—	—	—	—
Total	$3,705,961	$79,882	$43,534	$3,829,377

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

	Performing	Non- Performing	Total
June 30, 2019
Commercial, financial, agricultural	$205,501	$1,735	$207,236
Lease financing	59,088	70	59,158
Real estate – construction	63,367	—	63,367
Real estate – 1-4 family mortgage	1,823,809	7,172	1,830,981
Real estate – commercial mortgage	325,144	2,027	327,171
Installment loans to individuals	96,232	122	96,354
Total	$2,573,141	$11,126	$2,584,267
December 31, 2018
Commercial, financial, agricultural	$233,046	$1,501	$234,547
Lease financing	61,776	89	61,865
Real estate – construction	66,551	—	66,551
Real estate – 1-4 family mortgage	1,751,994	5,412	1,757,406
Real estate – commercial mortgage	338,367	1,175	339,542
Installment loans to individuals	100,099	325	100,424
Total	$2,551,833	$8,502	$2,560,335

Note 5 – Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 5, all references to “loans” mean purchased loans.

The following is a summary of purchased loans as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2019	December 31, 2018
Commercial, financial, agricultural	$374,478	$420,263
Real estate – construction	65,402	105,149
Real estate – 1-4 family mortgage	604,855	707,453
Real estate – commercial mortgage	1,276,567	1,423,144
Installment loans to individuals	29,064	37,408
Gross loans	2,350,366	2,693,417
Unearned income	—	—
Loans, net of unearned income	$2,350,366	$2,693,417

Past Due and Nonaccrual Loans
The Company’s policies with respect to placing loans on nonaccrual status or charging off loans, and its accounting for interest on any such loans, are described above in Note 4, “Non Purchased Loans.”
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2019
Commercial, financial, agricultural	$3,755	$796	$368,967	$373,518	$—	$638	$322	$960	$374,478
Real estate – construction	107	—	65,295	65,402	—	—	—	—	65,402
Real estate – 1-4 family mortgage	5,080	3,044	592,308	600,432	480	1,838	2,105	4,423	604,855
Real estate – commercial mortgage	3,404	3,747	1,267,915	1,275,066	108	1,062	331	1,501	1,276,567
Installment loans to individuals	414	100	28,184	28,698	—	113	253	366	29,064
Total	$12,760	$7,687	$2,322,669	$2,343,116	$588	$3,651	$3,011	$7,250	$2,350,366
December 31, 2018
Commercial, financial, agricultural	$1,811	$97	$417,786	$419,694	$—	$477	$92	$569	$420,263
Real estate – construction	1,235	68	103,846	105,149	—	—	—	—	105,149
Real estate – 1-4 family mortgage	8,981	4,455	690,697	704,133	202	1,881	1,237	3,320	707,453
Real estate – commercial mortgage	5,711	2,410	1,413,346	1,421,467	—	1,401	276	1,677	1,423,144
Installment loans to individuals	1,342	202	35,594	37,138	2	24	244	270	37,408
Total	$19,080	$7,232	$2,661,269	$2,687,581	$204	$3,783	$1,849	$5,836	$2,693,417

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
Loans accounted for under ASC 310-20, and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
June 30, 2019
Commercial, financial, agricultural	$1,038	$687	$335	$1,022	$63
Real estate – construction	256	256	—	256	2
Real estate – 1-4 family mortgage	6,095	2,194	3,234	5,428	21
Real estate – commercial mortgage	2,110	1,851	213	2,064	163
Installment loans to individuals	386	324	41	365	3
Total	$9,885	$5,312	$3,823	$9,135	$252
December 31, 2018
Commercial, financial, agricultural	$671	$600	$11	$611	$173
Real estate – construction	576	576	—	576	5
Real estate – 1-4 family mortgage	5,787	1,381	3,780	5,161	18
Real estate – commercial mortgage	2,266	2,066	146	2,212	338
Installment loans to individuals	280	246	24	270	3
Totals	$9,580	$4,869	$3,961	$8,830	$537

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$1,010	$2	$380	$3
Real estate – construction	256	—	—	—
Real estate – 1-4 family mortgage	5,415	36	5,135	34
Real estate – commercial mortgage	2,082	12	1,462	12
Installment loans to individuals	370	—	247	—
Total	$9,133	$50	$7,224	$49

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$941	$4	$383	$6
Lease financing	—	—	—	—
Real estate – construction	256	3	—	—
Real estate – 1-4 family mortgage	5,450	66	5,252	74
Real estate – commercial mortgage	2,109	25	1,479	30
Installment loans to individuals	372	—	247	—
Total	$9,128	$98	$7,361	$110

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loans accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
June 30, 2019
Commercial, financial, agricultural	$38,140	$4,064	$19,562	$23,626	$171
Real estate – 1-4 family mortgage	51,209	10,753	31,926	42,679	515
Real estate – commercial mortgage	142,859	58,507	63,191	121,698	1,978
Installment loans to individuals	6,660	658	2,684	3,342	2
Total	$238,868	$73,982	$117,363	$191,345	$2,666
December 31, 2018
Commercial, financial, agricultural	$44,403	$3,779	$25,364	$29,143	$161
Real estate – 1-4 family mortgage	53,823	12,169	36,074	48,243	488
Real estate – commercial mortgage	165,700	62,003	78,435	140,438	1,901
Installment loans to individuals	8,290	660	3,770	4,430	2
Totals	$272,216	$78,611	$143,643	$222,254	$2,552

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-30 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$23,976	$388	$12,815	$192
Real estate – 1-4 family mortgage	43,011	571	54,634	647
Real estate – commercial mortgage	122,455	1,674	162,712	1,933
Installment loans to individuals	3,560	95	1,651	18
Total	$193,002	$2,728	$231,812	$2,790

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$25,667	$863	$13,051	$417
Lease financing	—	—	—	—
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	43,360	1,161	55,293	1,320
Real estate – commercial mortgage	123,526	3,474	163,959	3,905
Installment loans to individuals	3,780	201	1,640	36
Total	$196,333	$5,699	$233,943	$5,678

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Three months ended June 30, 2019
Commercial, financial, agricultural	1	$2,520	$2,520
Real estate – commercial mortgage	1	80	76
Total	2	$2,600	$2,596
Three months ended June 30, 2018
Real estate – 1-4 family mortgage	1	$18	$17
Total	1	$18	$17

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Six months ended June 30, 2019
Commercial, financial, agricultural	1	$2,520	$2,520
Real estate – commercial mortgage	1	80	76
Total	2	$2,600	$2,596
Six months ended June 30, 2018
Commercial, financial, agricultural	1	$48	$44
Real estate – 1-4 family mortgage	1	$18	$17
Real estate – commercial mortgage	1	8	7
Total	3	$74	$68

With respect to loans that were restructured during the six months ended June 30, 2019, none have subsequently defaulted as of the date of this report. With respect to loans that were restructured during the six months ended June 30, 2018, $5 have subsequently defaulted within twelve months of the restructuring.

There was one restructured loan in the amount of $167 contractually 90 days past due or more and still accruing at June 30, 2019 and four restructured loans in the amount of $425 contractually 90 days past due or more and still accruing at June 30, 2018. The outstanding balance of restructured loans on nonaccrual status was $1,276 and $684 at June 30, 2019 and June 30, 2018, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2019	54	$7,495
Additional advances or loans with concessions	2	2,823
Reclassified as performing restructured loan	5	1,461
Reductions due to:
Reclassified to nonperforming loans	(9)	(746)
Paid in full	(5)	(128)
Principal paydowns	—	(296)
Totals at June 30, 2019	47	$10,609

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The allocated allowance for loan losses attributable to restructured loans was $79 and $69 at June 30, 2019 and June 30, 2018, respectively. The Company had $3 and $2 in remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2019 and June 30, 2018, respectively.
Credit Quality
A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 4, “Non Purchased Loans.” The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

	Pass	Watch	Substandard	Total
June 30, 2019
Commercial, financial, agricultural	$299,893	$24,250	$12,654	$336,797
Real estate – construction	63,553	—	—	63,553
Real estate – 1-4 family mortgage	91,968	4,979	6,234	103,181
Real estate – commercial mortgage	1,048,170	63,602	13,542	1,125,314
Installment loans to individuals	—	—	1	1
Total	$1,503,584	$92,831	$32,431	$1,628,846
December 31, 2018
Commercial, financial, agricultural	$333,147	$33,857	$2,744	$369,748
Real estate – construction	101,122	—	842	101,964
Real estate – 1-4 family mortgage	113,874	7,347	7,585	128,806
Real estate – commercial mortgage	1,198,540	43,046	9,984	1,251,570
Installment loans to individuals	—	—	2	2
Total	$1,746,683	$84,250	$21,157	$1,852,090

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing	Non- Performing	Total
June 30, 2019
Commercial, financial, agricultural	$14,006	$49	$14,055
Real estate – construction	1,849	—	1,849
Real estate – 1-4 family mortgage	455,510	3,485	458,995
Real estate – commercial mortgage	29,447	108	29,555
Installment loans to individuals	25,326	395	25,721
Total	$526,138	$4,037	$530,175
December 31, 2018
Commercial, financial, agricultural	$21,303	$69	$21,372
Real estate – construction	3,185	—	3,185
Real estate – 1-4 family mortgage	526,699	3,705	530,404
Real estate – commercial mortgage	30,951	185	31,136
Installment loans to individuals	32,676	300	32,976
Total	$614,814	$4,259	$619,073

Loans Purchased with Deteriorated Credit Quality
Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Total Purchased Credit Deteriorated Loans
June 30, 2019
Commercial, financial, agricultural	$23,626
Real estate – 1-4 family mortgage	42,679
Real estate – commercial mortgage	121,698
Installment loans to individuals	3,342
Total	$191,345
December 31, 2018
Commercial, financial, agricultural	$29,143
Real estate – 1-4 family mortgage	48,243
Real estate – commercial mortgage	140,438
Installment loans to individuals	4,430
Total	$222,254

The following table presents the fair value of loans that exhibited evidence of deteriorated credit quality at the time of acquisition at June 30, 2019:

Total Purchased Credit Deteriorated Loans
Contractually-required principal and interest	$273,362
Nonaccretable difference(1)	(54,172)
Cash flows expected to be collected	219,190
Accretable yield(2)	(27,845)
Fair value	$191,345

(1)	Represents contractual principal and interest cash flows of $45,518 and $8,654, respectively, not expected to be collected.

(2)	Represents contractual principal and interest cash flows of $1,584 and $26,260, respectively, expected to be collected.
Changes in the accretable yield of loans purchased with deteriorated credit quality were as follows as of June 30, 2019:

Total Purchased Credit Deteriorated Loans
Balance at January 1, 2019	$(34,265)
Reclassification from nonaccretable difference	(4,470)
Accretion	9,757
Charge-offs	1,133
Balance at June 30, 2019	$(27,845)

The following table presents the fair value of loans purchased from Brand as of the September 1, 2018 acquisition date.

At acquisition date:	September 1, 2018
Contractually-required principal and interest	$1,625,079
Nonaccretable difference	(123,399)
Cash flows expected to be collected	1,501,680
Accretable yield	(170,651)
Fair value	$1,331,029

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Allowance for Loan Losses
(In Thousands)
The following is a summary of total non purchased and purchased loans as of the dates presented:

	June 30, 2019	December 31, 2018
Commercial, financial, agricultural	$1,305,076	$1,295,912
Lease financing	62,026	64,992
Real estate – construction	781,531	740,668
Real estate – 1-4 family mortgage	2,765,472	2,795,343
Real estate – commercial mortgage	4,017,969	4,051,509
Installment loans to individuals	125,448	137,832
Gross loans	9,057,522	9,086,256
Unearned income	(2,868)	(3,127)
Loans, net of unearned income	9,054,654	9,083,129
Allowance for loan losses	(50,059)	(49,026)
Net loans	$9,004,595	$9,034,103

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a roll forward of the allowance for loan losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended June 30, 2019
Allowance for loan losses:
Beginning balance	$9,622	$4,778	$9,491	$24,643	$1,301	$49,835
Charge-offs	(694)	—	(378)	(167)	(212)	(1,451)
Recoveries	241	—	115	366	53	775
Net recoveries (charge-offs)	(453)	—	(263)	199	(159)	(676)
Provision for loan losses charged to operations	365	524	388	(540)	163	900
Ending balance	$9,534	$5,302	$9,616	$24,302	$1,305	$50,059

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Six Months Ended June 30, 2019
Allowance for loan losses:
Beginning balance	$8,269	$4,755	$10,139	$24,492	$1,371	$49,026
Charge-offs	(952)	—	(875)	(729)	(432)	(2,988)
Recoveries	615	7	312	611	76	1,621
Net (charge-offs) recoveries	(337)	7	(563)	(118)	(356)	(1,367)
Provision for loan losses charged to operations	1,602	540	40	(72)	290	2,400
Ending balance	$9,534	$5,302	$9,616	$24,302	$1,305	$50,059
Period-End Amount Allocated to:
Individually evaluated for impairment	$1,191	$8	$188	$482	$4	$1,873
Collectively evaluated for impairment	8,172	5,294	8,913	21,842	1,299	45,520
Purchased with deteriorated credit quality	171	—	515	1,978	2	2,666
Ending balance	$9,534	$5,302	$9,616	$24,302	$1,305	$50,059

(1)	Includes lease financing receivables.

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$7,071	$4,198	$11,404	$21,914	$1,814	$46,401
Charge-offs	(457)	—	(979)	(46)	(99)	(1,581)
Recoveries	114	3	83	496	29	725
Net (charge-offs) recoveries	(343)	3	(896)	450	(70)	(856)
Provision for loan losses charged to operations	418	501	1,149	86	(344)	1,810
Ending balance	$7,146	$4,702	$11,657	$22,450	$1,400	$47,355

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total

Six Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$5,542	$3,428	$12,009	$23,384	$1,848	$46,211
Charge-offs	(1,116)	—	(1,650)	(659)	(221)	(3,646)
Recoveries	349	7	216	604	54	1,230
Net (charge-offs) recoveries	(767)	7	(1,434)	(55)	(167)	(2,416)
Provision for loan losses charged to operations	2,371	1,267	1,082	(879)	(281)	3,560
Ending balance	$7,146	$4,702	$11,657	$22,450	$1,400	$47,355
Period-End Amount Allocated to:
Individually evaluated for impairment	$417	$—	$76	$1,014	$8	$1,515
Collectively evaluated for impairment	6,404	4,702	11,053	20,036	1,389	43,584
Purchased with deteriorated credit quality	325	—	528	1,400	3	2,256
Ending balance	$7,146	$4,702	$11,657	$22,450	$1,400	$47,355

(1)	Includes lease financing receivables.

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
June 30, 2019
Individually evaluated for impairment	$6,675	$9,565	$15,976	$7,789	$525	$40,530
Collectively evaluated for impairment	1,274,775	771,966	2,706,816	3,888,483	180,739	8,822,779
Purchased with deteriorated credit quality	23,626	—	42,680	121,697	3,342	191,345
Ending balance	$1,305,076	$781,531	$2,765,472	$4,017,969	$184,606	$9,054,654
December 31, 2018
Individually evaluated for impairment	$2,445	$10,043	$14,238	$8,059	$493	$35,278
Collectively evaluated for impairment	1,264,324	730,625	2,732,862	3,903,012	194,774	8,825,597
Purchased with deteriorated credit quality	29,143	—	48,243	140,438	4,430	222,254
Ending balance	$1,295,912	$740,668	$2,795,343	$4,051,509	$199,697	$9,083,129

(1)	Includes lease financing receivables.

Note 7 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Purchased OREO	Non Purchased OREO	Total OREO
June 30, 2019
Residential real estate	$3,848	$1,331	$5,179
Commercial real estate	659	945	1,604
Residential land development	168	855	1,023
Commercial land development	583	344	927
Total	$5,258	$3,475	$8,733
December 31, 2018
Residential real estate	$423	$1,910	$2,333
Commercial real estate	2,686	1,611	4,297
Residential land development	678	421	1,099
Commercial land development	2,400	911	3,311
Total	$6,187	$4,853	$11,040

Changes in the Company’s purchased and non purchased OREO were as follows:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at January 1, 2019	$6,187	$4,853	$11,040
Transfers of loans	969	827	1,796
Impairments	(599)	(269)	(868)
Dispositions	(1,299)	(1,936)	(3,235)
Balance at June 30, 2019	$5,258	$3,475	$8,733

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Repairs and maintenance	$116	$55	$211	$168
Property taxes and insurance	19	37	126	149
Impairments	140	397	868	749
Net (gains) losses on OREO sales	(19)	(239)	60	(143)
Rental income	(4)	(18)	(9)	(34)
Total	$252	$232	$1,256	$889

Note 8 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the six months ended June 30, 2019 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2019	$930,161	$2,767	$932,928
Measurement period adjustment to goodwill from previous acquisition	43	—	43
Balance at June 30, 2019	$930,204	$2,767	$932,971

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The addition to goodwill from the Brand acquisition is due to changes in estimated values of assets acquired and liabilities assumed in the Brand acquisition. The Company is finalizing the fair values of certain assets, including loans, property and equipment, taxes and certain other assets, related to the acquisition; as such, the recorded balance of goodwill is subject to change.

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2019
Core deposit intangibles	$82,492	$(42,731)	$39,761
Customer relationship intangible	1,970	(1,029)	941
Total finite-lived intangible assets	$84,462	$(43,760)	$40,702
December 31, 2018
Core deposit intangibles	$82,492	$(38,634)	$43,858
Customer relationship intangible	1,970	(963)	1,007
Total finite-lived intangible assets	$84,462	$(39,597)	$44,865

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization expense for:
Core deposit intangibles	$2,020	$1,561	$4,097	$3,179
Customer relationship intangible	33	33	66	66
Total intangible amortization	$2,053	$1,594	$4,163	$3,245

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2019 and the succeeding four years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2019	$7,965	$131	$8,096
2020	6,939	131	7,070
2021	5,860	131	5,991
2022	4,941	131	5,072
2023	4,044	131	4,175

Note 9 – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights (“MSRs”) are recognized as a separate asset on the date the corresponding mortgage loan is sold. MSRs are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Impairment losses on MSRs are recognized to the extent that unamortized cost exceeds fair value. There were no impairment losses recognized during the six months ended June 30, 2019 and 2018.
Changes in the Company’s MSRs were as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Balance at January 1, 2019	$48,230
Capitalization	3,694
Amortization	(3,145)
Balance at June 30, 2019	$48,779

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

	June 30, 2019	December 31, 2018
Unpaid principal balance	$4,650,878	$4,635,712

Weighted-average prepayment speed (CPR)	10.95%	7.95%
Estimated impact of a 10% increase	$(2,111)	$(1,264)
Estimated impact of a 20% increase	(4,077)	(2,569)

Discount rate	9.57%	9.45%
Estimated impact of a 10% increase	$(1,935)	$(2,657)
Estimated impact of a 20% increase	(3,727)	(5,103)

Weighted-average coupon interest rate	4.08%	4.04%
Weighted-average servicing fee (basis points)	27.87	27.47
Weighted-average remaining maturity (in years)	6.53	8.03

The Company recorded servicing fees of $2,481 and $2,124 for the three months ended June 30, 2019 and 2018, respectively, which are included in “Mortgage banking income” in the Consolidated Statements of Income. The Company recorded servicing fees of $4,735 and $4,494 for the six months ended June 30, 2019 and 2018, respectively.

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

Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$—	$—	$1	$2
Interest cost	315	256	8	7
Expected return on plan assets	(362)	(520)	—	—
Recognized actuarial loss	135	77	3	—
Net periodic benefit (return) cost	$88	$(187)	$12	$9

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$—	$—	$3	$4
Interest cost	588	522	16	16
Expected return on plan assets	(725)	(1,038)	—	—
Recognized actuarial loss (gain)	221	164	(11)	—
Net periodic benefit (return) cost	$84	$(352)	$8	$20

Incentive Compensation Plans
The Company maintains a long-term equity compensation plan that provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. Options granted under the plan permit the acquisition of shares of the Company’s common stock at an exercise price equal to the fair market value of the shares on the date of grant. Options are subject to time-based vesting and expire ten years after the date of grant. Options that do not vest or expire unexercised are forfeited and canceled. There were no stock options granted, nor compensation expense associated with options recorded, during the six months ended June 30, 2019 or 2018.

The following table summarizes information about options outstanding, exercised and forfeited as of and for the six months ended June 30, 2019:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	43,750	$15.84
Granted	—	—
Exercised	(6,000)	16.59
Forfeited	—	—
Options outstanding at end of period	37,750	$15.72

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

The following table summarizes the changes in restricted stock as of and for the six months ended June 30, 2019:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	41,300	$40.89	304,955	$41.82
Awarded	154,250	30.18	267,859	31.63
Vested	—	—	(79,857)	38.95
Cancelled	—	—	(11,697)	40.95
Nonvested at end of period	195,550	$32.44	481,260	$36.64

During the six months ended June 30, 2019, the Company reissued 107,194 shares from treasury in connection with the exercise of stock options and awards of restricted stock. The Company recorded total stock-based compensation expense of $2,082 and $1,920 for the three months ended June 30, 2019 and 2018, respectively, and $4,719 and $3,712 for the six months ended June 30, 2019 and 2018, respectively.

Note 11 – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2019, the Company had notional amounts of $200,544 on interest rate contracts with corporate customers and $200,544 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

In June 2014, the Company entered into two forward interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $15,000 each. The interest rate swap contracts are each accounted for as a cash flow hedge with the objective of protecting against any interest rate volatility on future FHLB borrowings for a four-year and five-year period beginning June 1, 2018 and December 3, 2018 and ending June 2022 and June 2023, respectively. Under these contracts, the Bank pays a fixed interest rate and receives a variable interest rate based on the three-month LIBOR plus a pre-determined spread, with quarterly net settlements.
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
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate and adjustable-rate mortgage loans was $319,845 and $159,464 at June 30, 2019 and December 31, 2018, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $498,000 and $281,343 at June 30, 2019 and December 31, 2018, respectively.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$4,026	$2,779
Interest rate lock commitments	Other Assets	7,154	3,740
Forward commitments	Other Assets	102	—
Totals		$11,282	$6,519
Derivative liabilities:
Designated as hedging instruments:
Interest rate swaps	Other Liabilities	$5,341	$2,046
Totals		$5,341	$2,046
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$4,026	$2,779
Interest rate lock commitments	Other Liabilities	15	—
Forward commitments	Other Liabilities	4,184	3,563
Totals		$8,225	$6,342

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$989	$1,038	$2,035	$2,024
Interest rate lock commitments:
Included in mortgage banking income	2,176	(238)	3,398	1,946
Forward commitments
Included in mortgage banking income	(1,421)	(1,012)	(520)	(924)
Total	$1,744	$(212)	$4,913	$3,046

For the Company’s derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the six months ended June 30, 2019 or 2018. The impact on other comprehensive income for the six months ended June 30, 2019 and 2018, respectively, can be seen at Note 15, “Other Comprehensive Income (Loss).”

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Gross amounts recognized	$158	$1,620	$13,495	$6,768
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	158	1,620	13,495	6,768
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	158	1,620	158	1,620
Financial collateral pledged	—	—	9,907	2,745
Net amounts	$—	$—	$3,430	$2,403

Note 12 – Income Taxes

(In Thousands)

The following table is a summary of the Company’s temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates presented.

	June 30,	December 31,
	2019	2018
Deferred tax assets
Allowance for loan losses	$14,146	$14,097
Loans	14,977	18,655
Deferred compensation	9,301	10,001
Securities	(103)	6,180
Impairment of assets	2,336	1,280
Federal and State net operating loss carryforwards	14,899	19,065
Other	21,358	3,610
Total deferred tax assets	76,914	72,888
Deferred tax liabilities
Investment in partnerships	1,367	1,572
Fixed assets	3,864	3,865
Mortgage servicing rights	12,492	12,350
Junior subordinated debt	1,697	1,607
Other	20,645	1,792
Total deferred tax liabilities	40,065	21,186
Net deferred tax assets	$36,849	$51,702

For the six months ended June 30, 2019 and 2018, the Company recorded a provision for income taxes totaling $27,535 and $20,097, respectively. The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences. The effective tax rate was 23.09% and 22.17% for the six months ending June 30, 2019 and 2018, respectively.
The Company and its subsidiary file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the state departments of revenue for the years ending December 31, 2015 through December 31, 2018.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company acquired both federal and state net operating losses as part of its previous acquisitions with varying expiration periods. The federal and state net operating losses acquired in the Brand acquisition were $83,960 and $67,168, respectively, as of the September 1, 2018 acquisition date, all created in 2018. As part of The Tax Cuts and Jobs Act and corresponding state tax laws, the federal net operating losses and the majority of the state net operating losses created by Brand have an indefinite carryforward period. As of December 31, 2018, there are federal and state net operating losses acquired in the Brand acquisition, without expiration periods of $71,963 and $63,218, respectively. The federal and state net operating losses acquired in the Heritage acquisition were $18,321 and $16,877, respectively, of which $4,956 and $2,365 remain to be utilized as of December 31, 2018. These losses begin to expire in 2029 and are expected to be utilized. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the period ending June 30, 2019.

Note 13 – Investments in Qualified Affordable Housing Projects
(In Thousands)

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  At June 30, 2019 and December 31, 2018, the carrying value of the Company’s QAHPs was $5,248 and $6,037, respectively. The Company has no remaining funding obligations related to the QAHPs.  The investments in QAHPs are being accounted for using the effective yield method. The investments in QAHPs are included in “Other assets” on the Consolidated Balance Sheets.

Components of the Company’s investments in QAHPs were included in the line item “Income taxes” in the Consolidated Statements of Income for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Tax credit amortization	$394	$410	$788	$804
Tax credits and other benefits	(572)	(572)	(1,145)	(1,145)
Total	$(178)	$(162)	$(357)	$(341)

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
The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities that are measured on a recurring basis:
Securities available for sale: Securities available for sale consist primarily of debt securities, such as obligations of U.S. Government agencies and corporations, obligations of states and political subdivisions, mortgage-backed securities and trust preferred securities. Where quoted market prices in active markets are available, securities are classified within Level 1 of the fair value hierarchy. If quoted prices from active markets are not available, fair values are based on quoted market prices for similar instruments traded

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

in active markets, quoted market prices for identical or similar instruments traded in markets that are not active, or model-based valuation techniques where all significant assumptions are observable in the market. Such instruments are classified within Level 2 of the fair value hierarchy. When assumptions used in model-based valuation techniques are not observable in the market, the assumptions used by management reflect estimates of assumptions used by other market participants in determining fair value. When there is limited transparency around the inputs to the valuation, the instruments are classified within Level 3 of the fair value hierarchy.
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
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
June 30, 2019
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,539	$—	$2,539
Obligations of states and political subdivisions	—	173,997	—	173,997
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	606,453	—	606,453
Government agency collateralized mortgage obligations	—	321,211	—	321,211
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	32,545	—	32,545
Government agency collateralized mortgage obligations	—	72,069	—	72,069
Trust preferred securities	—	—	10,386	10,386
Other debt securities	—	49,080	—	49,080
Total securities available for sale	—	1,257,894	10,386	1,268,280
Derivative instruments:
Interest rate contracts	—	4,026	—	4,026
Interest rate lock commitments	—	7,154	—	7,154
Forward commitments	—	102	—	102
Total derivative instruments	—	11,282	—	11,282
Mortgage loans held for sale in loans held for sale	—	323,219	—	323,219
Total financial assets	$—	$1,592,395	$10,386	$1,602,781
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$5,341	$—	$5,341
Interest rate contracts	—	4,026	—	4,026
Interest rate lock commitments	—	15	—	15
Forward commitments	—	4,184	—	4,184
Total derivative instruments	—	13,566	—	13,566
Total financial liabilities	$—	$13,566	$—	$13,566

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2018
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,511	$—	$2,511
Obligations of states and political subdivisions	—	203,269	—	203,269
Residential mortgage-backed securities:
Government agency mortgage backed securities	—	613,283	—	613,283
Government agency collateralized mortgage obligations	—	326,989	—	326,989
Commercial mortgage-backed securities:
Government agency mortgage backed securities	—	21,830	—	21,830
Government agency collateralized mortgage obligations	—	28,335	—	28,335
Trust preferred securities	—	—	10,633	10,633
Other debt securities	—	43,927	—	43,927
Total securities available for sale	—	1,240,144	10,633	1,250,777
Derivative instruments:
Interest rate contracts	—	2,779	—	2,779
Interest rate lock commitments	—	3,740	—	3,740
Total derivative instruments	—	6,519	—	6,519
Mortgage loans held for sale	—	219,848	—	219,848
Total financial assets	$—	$1,466,511	$10,633	$1,477,144
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$2,046	$—	$2,046
Interest rate contracts	—	2,779	—	2,779
Forward commitments	—	3,563	—	3,563
Total derivative instruments	—	8,388	—	8,388
Total financial liabilities	$—	$8,388	$—	$8,388

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the six months ended June 30, 2019.
The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of the dates presented:

Three Months Ended June 30, 2019	Trust preferred securities
Balance at April 1, 2019	$10,246
Accretion included in net income	9
Unrealized gains included in other comprehensive income	154
Purchases	—
Sales	—
Issues	—
Settlements	(23)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2019	$10,386

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended June 30, 2018	Trust preferred securities
Balance at April 1, 2018	$10,045
Accretion included in net income	8
Unrealized gains included in other comprehensive income	383
Purchases	—
Sales	—
Issues	—
Settlements	(35)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2018	$10,401

Six Months Ended June 30, 2019	Trust preferred securities
Balance at January 1, 2019	$10,633
Accretion included in net income	18
Unrealized losses included in other comprehensive income	(133)
Purchases	—
Sales	—
Issues	—
Settlements	(132)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2019	$10,386

Six Months Ended June 30, 2018	Trust preferred securities
Balance at January 1, 2018	$9,388
Accretion included in net income	17
Unrealized gains included in other comprehensive income	1,052
Reclassification adjustment	—
Purchases	—
Sales	—
Issues	—
Settlements	(56)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2018	$10,401

For each of the three and the six months ended June 30, 2019 and 2018, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of June 30, 2019 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a recurring basis:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$10,386	Discounted cash flows	Default rate	0-100%

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

June 30, 2019	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$14,746	$14,746
OREO	—	—	2,626	2,626
Total	$—	$—	$17,372	$17,372

December 31, 2018	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$21,686	$21,686
OREO	—	—	4,319	4,319
Total	$—	$—	$26,005	$26,005

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans that were measured or re-measured at fair value had a carrying value of $16,315 and $22,621 at June 30, 2019 and December 31, 2018, respectively, and a specific reserve for these loans of $1,569 and $935 was included in the allowance for loan losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	June 30, 2019	December 31, 2018
Carrying amount prior to remeasurement	$3,312	$5,258
Impairment recognized in results of operations	(686)	(939)
Fair value	$2,626	$4,319

The following table presents information as of June 30, 2019 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$14,746	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	2,626	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net gains of $3,534 and $4,177 resulting from fair value changes of these mortgage loans were recorded in income during the six months ended June 30, 2019 and 2018, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2019:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$323,219	$310,845	$12,374
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of June 30, 2019	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$443,862	$443,862	$—	$—	$443,862
Securities available for sale	1,268,280	—	1,257,894	10,386	1,268,280
Loans held for sale	461,681	—	323,219	138,462	461,681
Loans, net	9,004,595	—	—	8,728,122	8,728,122
Mortgage servicing rights	48,779	—	—	49,757	49,757
Derivative instruments	11,282	—	11,282	—	11,282
Financial liabilities
Deposits	$10,190,061	$7,825,733	$2,358,108	$—	$10,183,841
Short-term borrowings	139,011	139,011	—	—	139,011
Other long-term borrowings	23	23	—	—	23
Federal Home Loan Bank advances	6,290	—	6,493	—	6,493
Junior subordinated debentures	109,926	—	103,346	—	103,346
Subordinated notes	146,684	—	147,888	—	147,888
Derivative instruments	13,566	—	13,566	—	13,566

		Fair Value
As of December 31, 2018	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$569,111	$569,111	$—	$—	$569,111
Securities available for sale	1,250,777	—	1,240,144	10,633	1,250,777
Loans held for sale	411,427	—	219,848	191,579	411,427
Loans, net	9,034,103	—	—	8,818,039	8,818,039
Mortgage servicing rights	48,230	—	—	61,111	61,111
Derivative instruments	6,519	—	6,519	—	6,519
Financial liabilities
Deposits	$10,128,557	$7,765,773	$2,337,334	$—	$10,103,107
Short-term borrowings	387,706	387,706	—	—	387,706
Other long-term borrowings	53	53	—	—	53
Federal Home Loan Bank advances	6,690	—	6,751	—	6,751
Junior subordinated debentures	109,636	—	109,766	—	109,766
Subordinated notes	147,239	—	148,875	—	148,875
Derivative instruments	8,388	—	8,388	—	8,388

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 15 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income (loss), net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended June 30, 2019
Securities available for sale:
Unrealized holding gains on securities	$12,599	$3,206	$9,393
Reclassification adjustment for losses realized in net income	8	2	6
Total securities available for sale	12,607	3,208	9,399
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,067)	(526)	(1,541)
Total derivative instruments	(2,067)	(526)	(1,541)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	137	35	102
Total defined benefit pension and post-retirement benefit plans	137	35	102
Total other comprehensive income	$10,677	$2,717	$7,960
Three months ended June 30, 2018
Securities available for sale:
Unrealized holding losses on securities	$(4,025)	$(1,025)	$(3,000)
Total securities available for sale	(4,025)	(1,025)	(3,000)
Derivative instruments:
Unrealized holding gains on derivative instruments	519	132	387
Total derivative instruments	519	132	387
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	77	20	57
Total defined benefit pension and post-retirement benefit plans	77	20	57
Total other comprehensive loss	$(3,429)	$(873)	$(2,556)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Six months ended June 30, 2019
Securities available for sale:
Unrealized holding gains on securities	$27,780	$7,070	$20,710
Reclassification adjustment for gains realized in net income	(5)	(1)	(4)
Total securities available for sale	27,775	7,069	20,706
Derivative instruments:
Unrealized holding losses on derivative instruments	(3,294)	(838)	(2,456)
Total derivative instruments	(3,294)	(838)	(2,456)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	209	53	156
Total defined benefit pension and post-retirement benefit plans	209	53	156
Total other comprehensive income	$24,690	$6,284	$18,406

Six months ended June 30, 2018
Securities available for sale:
Unrealized holding losses on securities	$(14,634)	$(3,725)	$(10,909)
Total securities available for sale	(14,634)	(3,725)	(10,909)
Derivative instruments:
Unrealized holding gains on derivative instruments	1,670	425	1,245
Total derivative instruments	1,670	425	1,245
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	164	41	123
Total defined benefit pension and post-retirement benefit plans	164	41	123
Total other comprehensive loss	$(12,800)	$(3,259)	$(9,541)

The accumulated balances for each component of other comprehensive income (loss), net of tax, were as follows as of the dates presented:

	June 30, 2019	December 31, 2018
Unrealized gains on securities	$21,772	$1,066
Non-credit related portion of other-than-temporary impairment on securities	(11,319)	(11,319)
Unrealized losses on derivative instruments	(3,086)	(630)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(6,857)	(7,013)
Total accumulated other comprehensive income (loss)	$510	$(17,896)

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

	Three Months Ended
	June 30,
	2019	2018
Basic
Net income applicable to common stock	$46,625	$36,710
Average common shares outstanding	58,461,024	49,413,754
Net income per common share - basic	$0.80	$0.74
Diluted
Net income applicable to common stock	$46,625	$36,710
Average common shares outstanding	58,461,024	49,413,754
Effect of dilutive stock-based compensation	157,952	136,007
Average common shares outstanding - diluted	58,618,976	49,549,761
Net income per common share - diluted	$0.80	$0.74

	Six Months Ended
	June 30,
	2019	2018
Basic
Net income applicable to common stock	$91,735	$70,536
Average common shares outstanding	58,523,007	49,385,244
Net income per common share - basic	$1.57	$1.43
Diluted
Net income applicable to common stock	$91,735	$70,536
Average common shares outstanding	58,523,007	49,385,244
Effect of dilutive stock-based compensation	146,049	136,801
Average common shares outstanding - diluted	58,669,056	49,522,045
Net income per common share - diluted	$1.56	$1.42

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	June 30,
	2019	2018
Number of shares	4,524	44,273
Exercise prices (for stock option awards)	—	—

	Six Months Ended
	June 30,
	2019	2018
Number of shares	643	44,273
Exercise prices (for stock option awards)	—	—

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	June 30, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,256,295	10.65%	$1,188,412	10.11%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,151,807	11.64%	1,085,751	11.05%
Tier 1 Capital to Risk-Weighted Assets	1,256,295	12.69%	1,188,412	12.10%
Total Capital to Risk-Weighted Assets	1,447,352	14.62%	1,386,507	14.12%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,355,408	11.50%	$1,276,976	10.88%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,355,408	13.71%	1,276,976	13.02%
Tier 1 Capital to Risk-Weighted Assets	1,355,408	13.71%	1,276,976	13.02%
Total Capital to Risk-Weighted Assets	1,408,931	14.25%	1,331,619	13.58%

Common equity Tier 1 capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. The required capital conservation buffer is 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. As shown in the tables above, as of June 30, 2019, the Company’s CET1 capital was in excess of the capital conservation buffer.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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
The following table provides financial information for the Company’s operating segments as of and for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended June 30, 2019
Net interest income (loss)	$115,664	$171	$409	$(3,444)	$112,800
Provision for loan losses	900	—	—	—	900
Noninterest income	36,293	2,222	3,890	(445)	41,960
Noninterest expense	87,596	1,898	3,464	332	93,290
Income (loss) before income taxes	63,461	495	835	(4,221)	60,570
Income tax expense (benefit)	14,910	128	—	(1,093)	13,945
Net income (loss)	$48,551	$367	$835	$(3,128)	$46,625

Total assets	$12,790,623	$26,722	$61,363	$13,945	$12,892,653
Goodwill	$930,204	$2,767	—	—	$932,971

Three months ended June 30, 2018
Net interest income (loss)	$94,676	$118	$315	$(2,720)	$92,389
Provision for loan losses	1,810	—	—	—	1,810
Noninterest income	29,949	2,148	3,714	(230)	35,581
Noninterest expense	73,628	1,819	3,213	366	79,026
Income (loss) before income taxes	49,187	447	816	(3,316)	47,134
Income tax expense (benefit)	11,165	116	—	(857)	10,424
Net income (loss)	$38,022	$331	$816	$(2,459)	$36,710

Total assets	$10,439,785	$24,513	$61,869	$18,308	$10,544,475
Goodwill	$608,279	$2,767	—	—	$611,046

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Six months ended June 30, 2019
Net interest income (loss)	$231,722	$339	$759	$(6,873)	$225,947
Provision for loan losses	2,400	—	—	—	2,400
Noninterest income (loss)	65,878	5,101	7,549	(683)	77,845
Noninterest expense	170,909	3,713	6,912	588	182,122
Income (loss) before income taxes	124,291	1,727	1,396	(8,144)	119,270
Income tax expense (benefit)	29,196	448	—	(2,109)	27,535
Net income (loss)	$95,095	$1,279	$1,396	$(6,035)	$91,735

Total assets	$12,790,623	$26,722	$61,363	$13,945	$12,892,653
Goodwill	$930,204	$2,767	—	—	$932,971

Six months ended June 30, 2018
Net interest income (loss)	$186,103	$224	$628	$(5,326)	$181,629
Provision for loan losses	3,560	—	—	—	3,560
Noninterest income	57,867	4,920	7,241	(494)	69,534
Noninterest expense	146,261	3,550	6,605	554	156,970
Income (loss) before income taxes	94,149	1,594	1,264	(6,374)	90,633
Income tax expense (benefit)	21,332	413	—	(1,648)	20,097
Net income (loss)	$72,817	$1,181	$1,264	$(4,726)	$70,536

Total assets	$10,439,785	$24,513	$61,869	$18,308	$10,544,475
Goodwill	$608,279	$2,767	—	—	$611,046

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 19 - Leases
(In Thousands)

The Company adopted ASC 842 in the first quarter of 2019. The Company enters into leases in both lessor and lessee capacities.

ASC 842 provided for a number of optional practical expedients, of which the Company has elected several including (i) the option not to separate the lease and non-lease components; (ii) the “package of practical expedients,” where the Company does not have to reassess (A) whether expired or existing contracts contain leases under the new definition of a lease, (B) lease classification for expired or existing leases and (C) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842; and (iii) the use of hindsight in determining the lease term, which permits the use of information available after lease inception to determine the lease term via the knowledge of renewal options exercised but not available at the lease’s inception.

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

As of June 30, 2019, the net investment in these leases was $8,729, comprised of $6,971 in lease receivables, $2,332 in residual balances and $574 in deferred income. In order to mitigate potential exposure to residual asset risk, the Company utilizes first amendment or terminal rental adjustment clause leases.

For the three and six months ended June 30, 2019, the Company generated $78 and $159, respectively, in income, which is included in interest income on loans on the Consolidated Statements of Income from these leases.
The maturities of the lessor arrangements outstanding at June 30, 2019 is presented in the table below.

Remainder of 2019	$245
2020	1,492
2021	1,591
2022	2,326
2023	2,299
Thereafter	776
Total lease receivables	$8,729

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

As of June 30, 2019, right-of-use assets totaled $73,791 and lease liabilities totaled $77,449. Lease terms may contain renewal and extension options and early termination features. Many leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of lease renewal options is at the Company’s sole discretion.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Renewal options which are reasonably certain to be exercised in the future were included in the measurement of right-of-use assets and lease liabilities.

The table below provides the components of lease cost and supplemental information for the periods presented.

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost (cost resulting from lease payments)	$2,490	$4,848
Short-term lease cost	10	20
Variable lease cost (cost excluded from lease payments)	458	797
Sublease income	(170)	(296)
Total lease cost	$2,788	$5,369
Operating lease - operating cash flows (fixed payments)	2,364	4,680
Operating lease - operating cash flows (liability reduction)	1,680	3,488
Weighted average lease term - operating leases (in years)	14.74	12.42
Weighted average discount rate - operating leases	3.58%	3.58%

Right-of-use assets obtained in exchange for new lease liabilities - operating leases	$21,448	$22,743

The maturities of the lessee arrangements outstanding at June 30, 2019 are presented in the table below.

Remainder of 2019	$4,901
2020	9,250
2021	8,109
2022	7,628
2023	7,339
Thereafter	65,589
Total undiscounted cash flows	102,816
Discount on cash flows	25,367
Total operating lease liabilities	$77,449

As of June 30, 2019, the Company had leases with related parties that were obtained in the Brand acquisition. The related party leases have right-of-use assets of $13,424 and lease liabilities of $15,668, with total lease cost of $492 and $984 for the three and six months ended June 30, 2019, respectively.

As required, the following disclosure is provided for periods prior to the adoption of ASC 842. The following is a summary of future minimum lease payments for years following December 31, 2018:

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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at June 30, 2019 compared to December 31, 2018.
Assets
Total assets were $12,892,653 at June 30, 2019 compared to $12,934,878 at December 31, 2018.
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

	June 30, 2019		December 31, 2018
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$2,539	0.20%	$2,511	0.20%
Obligations of states and political subdivisions	173,997	13.72	203,269	16.25
Mortgage-backed securities	1,032,278	81.39	990,437	79.19
Trust preferred securities	10,386	0.82	10,633	0.85
Other debt securities	49,080	3.87	43,927	3.51
	$1,268,280	100.00%	$1,250,777	100.00%
During the six months ended June 30, 2019, we purchased $125,503 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised approximately 86% of these purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities.
Proceeds from maturities, calls and principal payments on securities during the first six months of 2019 totaled $120,738. During the first six months of 2019, the Company sold municipal securities and residential mortgage backed securities with a carrying value of $12,607 at the time of sale for net proceeds of $12,612, resulting in a net gain on sale of $5. Proceeds from the maturities, calls and principal payments on securities during the first six months of 2018 totaled $63,655; no securities were sold in the first six months of 2018.
For more information about the Company’s security portfolio, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans
Total loans, excluding loans held for sale, at June 30, 2019 were $9,054,654 and $9,083,129 at December 31, 2018. Growth in non purchased loans was offset by paydowns in the portfolio of purchased loans.
The table below sets forth the balance of loans, net of unearned income and excluding loans held for sale, outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	June 30, 2019		December 31, 2018
	Balance	Percentage of Total Loans	Balance	Percentage of Total Loans
Commercial, financial, agricultural	$1,305,076	14.41%	$1,295,912	14.27%
Lease financing	59,158	0.65	61,865	0.68
Real estate – construction	781,531	8.63	740,668	8.15
Real estate – 1-4 family mortgage	2,765,472	30.55	2,795,343	30.78
Real estate – commercial mortgage	4,017,969	44.37	4,051,509	44.60
Installment loans to individuals	125,448	1.39	137,832	1.52
Total loans, net of unearned income	$9,054,654	100.00%	$9,083,129	100.00%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2019, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Non purchased loans totaled $6,704,288 at June 30, 2019 compared to $6,389,712 at December 31, 2018. With the exception of lease financing and installment loans to individuals, the Company experienced loan growth across all categories of non purchased loans, with loans from our specialty commercial business lines, which consist of our asset-based lending, healthcare, factoring, and equipment lease financing banking groups as well as loans meeting the criteria to be guaranteed by the Small Business Administration (“SBA”), contributing $10,033 of the total increase in non purchased loans from December 31, 2018.
Looking at the change in loans geographically, non purchased loans in our Western Region (which includes Mississippi), Eastern Region (which includes Georgia and east Florida), Northern Region (which includes Tennessee) and Central Region (which includes Alabama and the Florida panhandle) markets increased $56,110, $201,297, $17,910 and $39,259, respectively, when compared to December 31, 2018.
Loans purchased in previous acquisitions totaled $2,350,366 and $2,693,417 at June 30, 2019 and December 31, 2018, respectively. The following tables provide a breakdown of non purchased loans and purchased loans as of the dates presented:

	June 30, 2019
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$930,598	$374,478	$1,305,076
Lease financing, net of unearned income	59,158	—	59,158
Real estate – construction:
Residential	246,835	30,644	277,479
Commercial	464,389	34,758	499,147
Condominiums	4,905	—	4,905
Total real estate – construction	716,129	65,402	781,531
Real estate – 1-4 family mortgage:
Primary	1,281,079	393,447	1,674,526
Home equity	455,435	134,426	589,861
Rental/investment	296,783	50,274	347,057
Land development	127,320	26,708	154,028
Total real estate – 1-4 family mortgage	2,160,617	604,855	2,765,472
Real estate – commercial mortgage:
Owner-occupied	1,083,059	510,347	1,593,406
Non-owner occupied	1,530,009	718,977	2,248,986
Land development	128,334	47,243	175,577
Total real estate – commercial mortgage	2,741,402	1,276,567	4,017,969
Installment loans to individuals	96,384	29,064	125,448
Total loans, net of unearned income	$6,704,288	$2,350,366	$9,054,654

	December 31, 2018
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$875,649	$420,263	$1,295,912
Lease financing, net of unearned income	61,865	—	61,865
Real estate – construction:
Residential	214,452	55,096	269,548
Commercial	421,067	50,053	471,120
Condominiums	—	—	—
Total real estate – construction	635,519	105,149	740,668
Real estate – 1-4 family mortgage:
Primary	1,221,908	458,035	1,679,943
Home equity	452,248	157,245	609,493
Rental/investment	304,309	57,878	362,187
Land development	109,425	34,295	143,720
Total real estate – 1-4 family mortgage	2,087,890	707,453	2,795,343
Real estate – commercial mortgage:
Owner-occupied	1,052,521	547,741	1,600,262
Non-owner occupied	1,446,353	826,506	2,272,859
Land development	129,491	48,897	178,388
Total real estate – commercial mortgage	2,628,365	1,423,144	4,051,509
Installment loans to individuals	100,424	37,408	137,832
Total loans, net of unearned income	$6,389,712	$2,693,417	$9,083,129
Loans Held for Sale
Loans held for sale were $461,681 at June 30, 2019 compared to $411,427 at December 31, 2018. Included in the balance of loans held for sale is a portfolio of non-mortgage consumer loans which totaled $138,462 at June 30, 2019, as compared to $191,578 at December 31, 2018. During the first quarter of 2019, the Company sold approximately $42,727 of this portfolio at par. There were no such sales during the second quarter of 2019. In the second quarter of 2019, the Company purchased additional loans in the amount of $31,308. There were no such purchases during the first quarter of 2019. The remainder of the decrease in the consumer loan portfolio resulted from repayments of these loans in the ordinary course. The Company does not anticipate significant growth in this portfolio going forward.
The remainder of the balance of loans held for sale is comprised of mortgage loans held for sale. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $10,190,061 and $10,128,557 at June 30, 2019 and December 31, 2018, respectively. Noninterest-bearing deposits were $2,408,984 and $2,318,706 at June 30, 2019 and December 31, 2018, respectively, while interest-bearing deposits were $7,781,077 and $7,809,851 at June 30, 2019 and December 31, 2018, respectively.
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
Public fund deposits are those of counties, municipalities or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors make such participation advisable. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $1,337,095 and $1,271,139 at June 30, 2019 and December 31, 2018, respectively.
Looking at the change in deposits geographically, deposits in our Western Region, Eastern Region and Northern Region markets increased $83,110, $39,473 and $4,060, respectively, from December 31, 2018, while deposits in our Central Region markets decreased $65,139 from December 31, 2018 primarily due to a decrease in public fund deposits.
Borrowed Funds
Total borrowings include securities sold under agreements to repurchase, advances from the FHLB, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and short-term FHLB advances. At June 30, 2019, short-term borrowings consisted of $9,011 in security repurchase agreements and short-term borrowings from the FHLB of $130,000, compared to security repurchase agreements of $7,706 and short-term borrowings from the FHLB of $380,000 at December 31, 2018.
At June 30, 2019, long-term debt, consisting of long-term FHLB advances, our junior subordinated debentures and our subordinated notes, totaled $262,923 compared to $263,618 at December 31, 2018. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. Long-term FHLB advances were $6,291 and $6,690 at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, there were $1,812 in long-term FHLB advances outstanding scheduled to mature within twelve months or less. The Company had $3,524,734 of availability on unused lines of credit with the FHLB at June 30, 2019 compared to $3,301,543 at December 31, 2018.
The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired.) The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. The Company’s junior subordinated debentures totaled $109,926 at June 30, 2019, compared to $109,636 at December 31, 2018.
The Company's subordinated notes, net of unamortized debt issuance costs, totaled $146,684 at June 30, 2019 compared to $147,239 at December 31, 2018.

Results of Operations
Net Income
Net income for the second quarter of 2019 was $46,625 compared to net income of $36,710 for the second quarter of 2018. Basic and diluted earnings per share (“EPS”) for the second quarter of 2019 were $0.80, as compared to basic and diluted EPS of $0.74 for the second quarter of 2018. Net income for the six months ended June 30, 2019 was $91,735 compared to net income of $70,536 for the six months ended June 30, 2018. Basic and diluted EPS for the six months ended June 30, 2019 were $1.57 and $1.56, respectively, as compared to basic and diluted EPS of $1.43 and $1.42, respectively, for the six months ended June 30, 2018.
The Company's net income for the second quarter and first half of 2019 includes approximately $1,100 and $1,200, respectively, in after-tax expense related to production team members that have joined the Company in the first half of 2019. The expense related to these strategic hires decreased diluted EPS by $0.02 for both the quarter and the six months ended June 30, 2019.
From time to time, the Company incurs expenses and charges in connection with certain transactions with respect to which management is unable to accurately predict the timing of when these expenses or charges will be incurred or, when incurred, the amount of such expenses or charges. The following table presents the impact of these expenses and charges on reported earnings per share for the dates presented:

	Three Months Ended
	June 30, 2019			June 30, 2018
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$179	$138	$—	$500	$389	$0.01

	Six Months Ended
	June 30, 2019			June 30, 2018
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$179	$138	$—	$1,400	$1,090	$0.02
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 73.13% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the second quarter of 2019 and 74.62% of total net revenue for the first six months of 2019. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $112,800 and $225,947 for the three and six months ended June 30, 2019, respectively, as compared to $92,389 and $181,629 for the same respective periods in 2018. On a tax equivalent basis, net interest income was $114,223 and $228,854 for the three and six months ended June 30, 2019, respectively, as compared to $93,806 and $184,613 for the same respective time periods in 2018.
The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment:
Non purchased	$6,622,202	$83,922	5.08%	$5,920,430	$69,737	4.72%
Purchased	2,421,586	38,783	6.42	1,783,791	27,308	6.14
Total loans held for investment	9,043,788	122,705	5.44	7,704,221	97,045	5.05
Loans held for sale	353,103	5,191	5.90	209,652	2,381	4.56
Securities:
Taxable(1)	1,084,736	7,699	2.85	819,004	5,638	2.76
Tax-exempt	177,535	1,860	4.20	220,943	2,358	4.28
Interest-bearing balances with banks	283,330	1,830	2.59	113,196	569	2.02
Total interest-earning assets	10,942,492	139,285	5.11	9,067,016	107,991	4.78
Cash and due from banks	178,606			158,173
Intangible assets	974,628			633,155
Other assets	668,943			483,519
Total assets	$12,764,669			$10,341,863
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$4,737,780	$10,495	0.89%	$4,054,909	$5,441	0.54%
Savings deposits	644,540	329	0.20	593,227	227	0.15
Time deposits	2,368,666	10,167	1.72	1,872,987	5,251	1.12
Total interest-bearing deposits	7,750,986	20,991	1.09	6,521,123	10,919	0.67
Borrowed funds	354,234	4,071	4.61	329,287	3,266	3.98
Total interest-bearing liabilities	8,105,220	25,062	1.24	6,850,410	14,185	0.83
Noninterest-bearing deposits	2,395,899			1,867,925
Other liabilities	161,457			81,457
Shareholders’ equity	2,102,093			1,542,071
Total liabilities and shareholders’ equity	$12,764,669			$10,341,863
Net interest income/net interest margin		$114,223	4.19%		$93,806	4.15%

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Non purchased	$6,538,998	$165,106	5.09%	$5,805,459	$134,348	4.67%
Purchased	2,512,753	78,968	6.34	1,870,305	56,070	6.05
Total Loans	9,051,751	244,074	5.44	7,675,764	190,418	5.00
Loans held for sale	349,205	11,028	6.37	181,134	4,052	4.51
Securities:
Taxable(1)	1,073,422	15,591	2.93	713,410	9,552	2.70
Tax-exempt	184,350	3,882	4.25	223,673	4,764	4.30
Interest-bearing balances with banks	260,251	3,288	2.55	120,713	1,152	1.92
Total interest-earning assets	10,918,979	277,863	5.13	8,914,694	209,938	4.75
Cash and due from banks	185,198			160,644
Intangible assets	975,718			634,022
Other assets	668,002			490,239
Total assets	$12,747,897			$10,199,599
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$4,763,837	$20,569	0.87%	$3,983,751	$8,848	0.45%
Savings deposits	637,644	621	0.20	587,244	378	0.13
Time deposits	2,373,823	19,573	1.66	1,847,195	9,752	1.06
Total interest-bearing deposits	7,775,304	40,763	1.06	6,418,190	18,978	0.60
Borrowed funds	358,662	8,246	4.64	321,799	6,347	3.98
Total interest-bearing liabilities	8,133,966	49,009	1.22	6,739,989	25,325	0.76
Noninterest-bearing deposits	2,369,300			1,843,025
Other liabilities	160,798			83,563
Shareholders’ equity	2,083,833			1,533,022
Total liabilities and shareholders’ equity	$12,747,897			$10,199,599
Net interest income/net interest margin		$228,854	4.23%		$184,613	4.18%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. As discussed in more detail below, for both the three and six months ended June 30, 2019, as compared to the same respective periods in 2018, growth in the Company’s loan portfolio was the largest contributing factor to the increase in net interest income over these periods. Also, the Company’s continued efforts to replace maturing loans with new or renewed loans at similar or higher rates, bolstered by the rate environment resulting from the Federal Reserve Board’s increases to the target federal funds rate over the last two years (which ended in July 2019), helped offset the negative impact to our net interest income and net interest margin from rising costs of our deposits and borrowings as competition increased in response to the aforementioned target federal funds rate increases.
The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for both the three and six months ended June 30, 2019 compared to the same respective periods in 2018 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated):

	Three Months Ended June 30, 2019
	Volume	Rate	Net
Interest income:
Loans held for investment:
Non purchased	$8,648	$5,537	$14,185
Purchased	10,163	1,312	11,475
Loans held for sale	2,906	(96)	2,810
Securities:
Taxable	1,881	180	2,061
Tax-exempt	(455)	(43)	(498)
Interest-bearing balances with banks	1,060	201	1,261
Total interest-earning assets	24,203	7,091	31,294
Interest expense:
Interest-bearing demand deposits	1,039	4,015	5,054
Savings deposits	21	81	102
Time deposits	1,635	3,281	4,916
Borrowed funds	260	545	805
Total interest-bearing liabilities	2,955	7,922	10,877
Change in net interest income	$21,248	$(831)	$20,417

	Six Months Ended June 30, 2019
	Volume	Rate	Net
Interest income:
Loans:
Non purchased	$17,874	$12,884	$30,758
Purchased	20,075	2,823	22,898
Loans held for sale	6,981	(5)	6,976
Securities:
Taxable	5,170	869	6,039
Tax-exempt	(828)	(54)	(882)
Interest-bearing balances with banks	1,669	467	2,136
Total interest-earning assets	50,941	16,984	67,925
Interest expense:
Interest-bearing demand deposits	2,013	9,708	11,721
Savings deposits	35	208	243
Time deposits	3,306	6,515	9,821
Borrowed funds	776	1,123	1,899
Total interest-bearing liabilities	6,130	17,554	23,684
Change in net interest income	$44,811	$(570)	$44,241
Interest income, on a tax equivalent basis, was $139,285 and $277,863, respectively, for the three and six months ended June 30, 2019 compared to $107,991 and $209,938, respectively, for the same periods in 2018. This increase in interest income, on a tax equivalent basis, is due primarily to the additional earning assets from the Brand acquisition which was completed on September

1, 2018, as well as loan growth in the Company’s non purchased loan portfolio. The increase in interest income is also being driven by an overall increase in the yield on the Company’s earning assets due to replacing maturing assets with assets earning similar or higher rates of interest.
The following tables presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Loans held for investment	82.65%	84.97%	5.44%	5.05%
Loans held for sale	3.23	2.31	5.90	4.56
Securities	11.54	11.47	3.04	3.08
Other	2.58	1.25	2.59	2.02
Total earning assets	100.00%	100.00%	5.11%	4.78%

	Percentage of Total Average Earning Assets		Yield
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Loans	82.90%	86.10%	5.44%	5.00%
Loans held for sale	3.20	2.03	6.37	4.51
Securities	11.52	10.51	3.12	3.08
Interest-bearing balances with banks	2.38	1.36	2.55	1.92
Total earning assets	100.00%	100.00%	5.13%	4.75%
For the second quarter of 2019, interest income on loans held for investment, on a tax equivalent basis, increased $25,660 to $122,705 from $97,045 compared to the same period in 2018. For the six months ending June 30, 2019, interest income on loans held for investment, on a tax equivalent basis, increased $53,656 to $244,074 from $190,418 in the same period in 2018. Interest income on loans held for investment increased as a result of the increase in the average balance of loans due to the Brand acquisition and non purchased loan growth.
For the second quarter of 2019, interest income on loans held for sale, on a tax equivalent basis, increased $2,810 to $5,191 from $2,381 compared to the same period in 2018. For the six months ending June 30, 2019, interest income on loans held for sale, on a tax equivalent basis, increased $6,976 to $11,028 from $4,052 compared to the same period in 2018. This increase is primarily due to the impact from the portfolio of non-mortgage consumer loans, acquired from Brand and supplemented by additional loans purchased in the second quarter of 2019, that is classified in loans held for sale. The following table presents reported taxable equivalent yield on loans for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Taxable equivalent interest income on loans	$127,896	$99,426	$255,102	$194,470

Average loans, including loans held for sale	9,396,891	7,913,873	9,400,956	7,856,898

Loan yield	5.46%	5.04%	5.47%	4.99%
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans, including loans held for sale, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net interest income collected on problem loans	$2,173	$1,045	$2,985	$1,403
Accretable yield recognized on purchased loans(1)	7,513	5,719	15,056	11,837
Total impact to interest income on loans	$9,686	$6,764	$18,041	$13,240

Impact to loan yield	0.41%	0.35%	0.39%	0.35%

Impact to net interest margin	0.36%	0.30%	0.33%	0.30%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $4,197 and $3,316, for the second quarter of 2019 and 2018, respectively. This impact was $8,030 and $6,674 for the six months ended June 30, 2019 and 2018, respectively. This additional interest income increased total loan yield by 18 basis points and 17 basis points for the second quarter of 2019 and 2018, respectively, while increasing net interest margin by 15 basis points for the same periods. For the six months ended June 30, 2019 and 2018 the additional interest income increased total loan yield by 17 basis points for each period while increasing net interest margin by 15 basis points in each period.

Investment income, on a tax equivalent basis, increased $1,563 to $9,559 for the second quarter of 2019 from $7,996 for the second quarter of 2018. Investment income, on a tax equivalent basis, increased $5,157 to $19,473 for the six months ended June 30, 2019 from $14,316 for the same period in 2018. The tax equivalent yield on the investment portfolio for the second quarter of 2019 was 3.04%, down 4 basis points from 3.08% in the same period in 2018. The increase in investment income due to the average balance of the investment portfolio being higher year over year was offset by an increase in premium amortization resulting from an increase in the prepayment speeds experienced in the Company's mortgage backed securities portfolio given the current interest rate environment.
Interest expense was $25,062 for the second quarter of 2019 as compared to $14,185 for the same period in 2018. Interest expense for the six months ended June 30, 2019 was $49,009 as compared to $25,325 for the same period in 2018.
The following tables present, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Noninterest-bearing demand	22.82%	21.43%	—%	—%
Interest-bearing demand	45.12	46.51	0.89	0.54
Savings	6.14	6.80	0.20	0.15
Time deposits	22.56	21.48	1.72	1.12
Short term borrowings	0.85	1.40	2.66	1.52
Long-term Federal Home Loan Bank advances	0.06	0.08	3.28	3.30
Subordinated notes	1.40	1.31	6.13	5.57
Other borrowed funds	1.05	0.99	4.60	5.41
Total deposits and borrowed funds	100.00%	100.00%	0.96%	0.65%

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Noninterest-bearing demand	22.56%	21.47%	—%	—%
Interest-bearing demand	45.36	46.43	0.87	0.45
Savings	6.07	6.84	0.20	0.13
Time deposits	22.60	21.52	1.66	1.06
Short-term borrowings	0.91	1.33	2.52	1.48
Long-term Federal Home Loan Bank advances	0.06	0.08	3.26	3.35
Subordinated notes	1.40	1.33	6.10	5.60
Other long term borrowings	1.04	1.00	4.59	5.19
Total deposits and borrowed funds	100.00%	100.00%	0.94%	0.60%
Interest expense on deposits was $20,991 and $10,919 for the three months ended June 30, 2019 and 2018, respectively. The cost of total deposits was 0.83% and 0.52% for the same respective periods. Interest expense on deposits was $40,763 and $18,978 for the six months ended June 30, 2019 and 2018, respectively. The cost of total deposits was 0.81% and 0.46% for the same respective periods. The increase in both deposit expense and cost is attributable to both the increase in the average balance of all interest-bearing deposits resulting from the Brand acquisition and organic deposit growth as well as an increase in the interest rates on interest-bearing deposits. Although the Company continues to seek changes in the mix of its deposits from higher costing time deposits to lower costing interest-bearing deposits and noninterest-bearing deposits, rates offered on the Company’s interest-bearing deposit accounts, including time deposits, have increased to match competitive market interest rates in order to maintain stable sources of funding.
Interest expense on total borrowings was $4,071 and $3,266 for the three months ended June 30, 2019 and 2018, respectively. Interest expense on total borrowings was $8,246 and $6,347 for the six months ended June 30, 2019 and 2018, respectively. The Company assumed subordinated notes and junior subordinated debentures in its acquisition of Brand, increasing the average balance of borrowings for the first six months of 2019 as compared to the same period in 2018. This increase in the average balance of borrowings, together with higher rates charged on short-term FHLB advances, is the primary driver for the increase in interest expense on borrowings.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended June 30,		Six Months Ended June 30,
2019	2018	2019	2018
1.32%	1.38%	1.23%	1.37%
Noninterest income was $41,960 for the second quarter of 2019 as compared to $35,581 for the same period in 2018. Noninterest income was $77,845 for the six months ended June 30, 2019 as compared to $69,534 for the same period in 2018. While the acquisition of Brand boosted the growth of our noninterest income, our continued focus on diversification of our income streams also resulted in an increase in nearly all of the Company’s components of noninterest income.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $8,605 and $8,271 for the second quarter of 2019 and 2018, respectively, and were $17,707 and $16,744 for the six months ended June 30, 2019 and 2018, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,289 for the three months ended June 30, 2019 compared to $5,722 for the same period in 2018. These fees were $11,428 for the six months ended June 30, 2019 compared to $11,630 for the same period in 2018.
Fees and commissions were $7,047 during the second quarter of 2019 as compared to $5,917 for the same period in 2018, and were $13,518 for the first six months of 2019 as compared to $11,602 for the same period in 2018. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. For the second quarter of 2019, interchange fees were $5,988 as compared to $5,108 for the same period in 2018. Interchange fees were $11,316 for the six months ending June 30, 2019 as compared to $9,895 for the same period in 2018. Effective July 1, 2019, we became subject to the limitations on interchange fees imposed pursuant to §1075 of the Dodd-Frank Act (this provision, which is commonly referred to as the “Durbin Amendment,” is discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018). We expect the Durban Amendment limitations to reduce interchange fees by approximately $11,000-$12,000 annually. Management is continuing to develop and enhance strategies to offset this impact.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $2,190 and $2,110 for the three months ended June 30, 2019 and 2018, respectively. and was $4,306 and $4,115 for the six months ended June 30, 2019 and 2018, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $28 and $31 for the three months ended June 30, 2019 and 2018, respectively, and $785 and $794 for the six months ended June 30, 2019 and 2018, respectively.
Our Wealth Management segment has two primary divisions: Trust and Financial Services. The Trust division operates on a custodial basis which includes administration of employee benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $3,601 for the second quarter of 2019 compared to $3,446 for the same period in 2018. Wealth management revenue was $6,925 for the six months ended June 30, 2019 compared to $6,708 for the same period in 2018. The market value of assets under management or administration was $3,553,785 and $3,295,244 at June 30, 2019 and June 30, 2018, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $554,722 in the second quarter of 2019 compared to $475,761 for the same period in 2018. Mortgage loan originations totaled $938,825 in the six months ended June 30, 2019 compared to $838,564 for the same period in 2018. The increase in mortgage loan originations is due to an increase in producers throughout our footprint during the current year as well as the current interest rate environment. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Mortgage servicing income, net	$774	$926	$1,594	$2,080
Gain on sales of loans, net	12,901	10,719	20,789	19,517
Fees, net	2,945	1,194	4,638	2,202
Mortgage banking income, net	$16,620	$12,839	$27,021	$23,799
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and death benefits received on covered individuals. BOLI income was $1,340 for the three months ended June 30, 2019 as compared to $1,195 for the same period in 2018, and was $2,748 for the first six months of June 30, 2019 as compared to $2,140 for the same period in 2018.
Other noninterest income was $2,565 and $1,803 for the three months ended June 30, 2019 and 2018, respectively, and was $5,615 and $4,426 for the six months ended June 30, 2019 and 2018, respectively. Other noninterest income includes income from our SBA banking division and other miscellaneous income and can fluctuate based on production in our SBA banking division and recognition of other unseasonal income items.

Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended June 30,		Six Months Ended June 30,
2019	2018	2019	2018
2.93%	3.06%	2.88%	3.10%
Noninterest expense was $93,290 and $79,026 for the second quarter of 2019 and 2018, respectively, and was $182,122 and $156,970 for the six months ended June 30, 2019 and 2018, respectively. The increase year over year was primarily driven by the additional expenses associated with the acquisition of Brand’s operations, as discussed in more detail in the remainder of this section.
Salaries and employee benefits increased $8,315 to $60,325 for the second quarter of 2019 as compared to $52,010 for the same period in 2018. Salaries and employee benefits increased $16,881 to $117,675 for the six months ended June 30, 2019 as compared to $100,794 for the same period in 2018. The increase in salaries and employee benefits is primarily due to the Brand acquisition and annual merit based pay increases. As previously mentioned, the Company also made several production hires during the second quarter of 2019.
Data processing costs increased to $4,698 in the second quarter of 2019 from $4,600 for the same period in 2018 and were $9,604 for the six months ended June 30, 2019 as compared to $8,844 for the same period in 2018. The increased costs are primarily due to the Brand acquisition.
Net occupancy and equipment expense for the second quarter of 2019 was $11,544, up from $9,805 for the same period in 2018. These expenses for the first six months of 2019 were $23,379, up from $19,627 for the same period in 2018. The increase in occupancy and equipment expense is primarily attributable to the additional locations and assets added from the Brand acquisition.
Expenses related to other real estate owned for the second quarter of 2019 were $252 compared to $232 for the same period in 2018 and were $1,256 and $889, respectively, for the first six months of 2019 and 2018. Expenses on other real estate owned included write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $868 and $749 for the first six months of 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, other real estate owned with a cost basis of $3,235 and $6,986, respectively, was sold resulting in a net loss of $60 and a net gain of $143, respectively.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulation. Professional fees were $2,431 for the second quarter of 2019 as compared to $2,176 for the same period in 2018 and were $4,885 for the six months ended June 30, 2019 as compared to $4,314 for the same period in 2018.
Advertising and public relations expense was $2,648 for the second quarter of 2019 as compared to $2,647 for the same period in 2018 and was $5,515 for the six months ended June 30, 2019 compared to $4,850 for the same period in 2018. This increase is primarily attributable to an increased focus on digital marketing and branding throughout our footprint, an increase in the overall size of the Company and also an increase in the marketing of the Company’s community involvement.
Amortization of intangible assets totaled $2,053 and $1,594 for the second quarter of 2019 and 2018, respectively, and totaled $4,163 and $3,245 for the six months ended June 30, 2019 and 2018, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 1 year to approximately 10 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $2,348 for the second quarter of 2019 as compared to $1,877 for the same period in 2018. Communication expenses were $4,243 for the six months ended June 30, 2019 as compared to $3,846 for the same period in 2018.

Efficiency Ratio

	Efficiency Ratio
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Efficiency ratio (GAAP)	59.73%	61.08%	59.38%	61.76%
Impact on efficiency ratio from:
Intangible amortization	(1.32)	(1.23)	(1.35)	(1.27)
Merger and conversion related expenses	(0.11)	(0.39)	(0.06)	(0.55)
Adjusted efficiency ratio (Non-GAAP)(1)	58.30%	59.46%	57.97%	59.94%

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
Income Taxes
Income tax expense for the second quarter of 2019 and 2018 was $13,945 and $10,424, respectively. The effective tax rates for those periods were 23.02% and 22.12%, respectively. Income tax expense for the six months ended June 30, 2019 and 2018 were $27,535 and $20,097, respectively. The effective tax rates for those periods were 23.09% and 22.17%, respectively. The increase in taxable income is the primary driver in the increase in income tax expense from the second quarter of 2018 to the second quarter of 2019.
Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit risk and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”
Credit Risk and Allowance for Loan Losses

Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower default. The Company’s credit quality remained strong in the first half of 2019, and the Company continues to see the lowest levels of charge-offs and nonperforming loans since the 2008-2009 recession. These results are due in part to current economic conditions both nationally and in the Company’s markets, including declining unemployment levels, improved labor participation rate and improved performance of the housing market, as well as the Company’s continued efforts to bring problem credits to resolution.
Management of Credit Risk. Credit risk is monitored and managed on an ongoing basis by a credit administration department, a loss management committee and the Board of Directors Loan Committee. Credit quality, adherence to policies and loss mitigation are major concerns of credit administration and these committees. The Company’s central appraisal review department reviews and approves third-party appraisals obtained by the Company on real estate collateral and monitors loan maturities to ensure updated appraisals are obtained. This department is managed by a State Certified General Real Estate Appraiser and employs three additional State Certified General Real Estate appraisers, one Appraisal Intern and three real estate evaluators.
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
The Company’s practice is to charge off estimated losses as soon as such losses are identified and reasonably quantified. Net charge-offs for the first six months of 2019 were $1,367, or 0.03% of average loans (annualized), compared to net charge-offs of $2,416, or 0.06% of average loans (annualized), for the same period in 2018. The charge-offs were fully reserved for in the Company’s allowance for loan losses and resulted in no additional provision for loan loss expense.

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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	June 30, 2019		December 31, 2018		June 30, 2018
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$9,534	19.05%	$8,269	16.87%	$7,146	15.09%
Lease financing	665	1.33%	709	1.44%	600	1.27%
Real estate – construction	5,302	10.59%	4,755	9.70%	4,702	9.93%
Real estate – 1-4 family mortgage	9,616	19.21%	10,139	20.68%	11,657	24.62%
Real estate – commercial mortgage	24,302	48.54%	24,492	49.96%	22,450	47.40%
Installment loans to individuals	640	1.28%	662	1.35%	800	1.69%
Total	$50,059	100.00%	$49,026	100.00%	$47,355	100.00%

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

	June 30, 2019	December 31, 2018	June 30, 2018
Specific reserves for impaired loans	$1,873	$1,514	$1,515
Allocated reserves for remaining portfolio	45,520	44,960	43,584
Purchased with deteriorated credit quality	2,666	2,552	2,256
Total	$50,059	$49,026	$47,355

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The provision for loan losses was $900 and $1,810 for the three months ended June 30, 2019 and 2018, respectively, and $2,400 and $3,560 for the six months ended June 30, 2019 and 2018, respectively. The Company has experienced lower levels of charge-offs in the current year and continues to experience low levels of classified loans and nonperforming loans, as illustrated in the nonperforming loan tables later in this section, which has allowed a decrease in the provision for loan losses in the current year.

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
Certain loans purchased are accounted for under ASC 310-30, “Loans and Debt Securities Purchased with Deteriorated Credit Quality” (“ASC 310-30”), and are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. As of June 30, 2019, the fair value of loans accounted for in accordance with ASC 310-30 was $191,345. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. Of the entire allowance for loan losses as of June 30, 2019 and 2018, $2,666 and $2,256, respectively, is allocated to loans accounted for under ASC 310-30.

The table below reflects the activity in the allowance for loan losses for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance at beginning of period	$49,835	$46,401	$49,026	$46,211
Charge-offs
Commercial, financial, agricultural	694	457	952	1,116
Lease financing	—	—	—	—
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	378	979	875	1,650
Real estate – commercial mortgage	167	46	729	659
Installment loans to individuals	212	99	432	221
Total charge-offs	1,451	1,581	2,988	3,646
Recoveries
Commercial, financial, agricultural	241	114	615	349
Lease financing	2	—	2	—
Real estate – construction	—	3	7	7
Real estate – 1-4 family mortgage	115	83	312	216
Real estate – commercial mortgage	366	496	611	604
Installment loans to individuals	51	29	74	54
Total recoveries	775	725	1,621	1,230
Net charge-offs	676	856	1,367	2,416
Provision for loan losses	900	1,810	2,400	3,560
Balance at end of period	$50,059	$47,355	$50,059	$47,355
Net charge-offs (annualized) to average loans	0.03%	0.04%	0.03%	0.06%
Allowance for loan losses to:
Total non purchased loans	0.75%	0.78%	0.75%	0.78%
Nonperforming non purchased loans	271.43%	426.20%	271.43%	426.20%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Real estate – construction:
Residential	$—	$(3)	$(7)	$(7)
Total real estate – construction	—	(3)	(7)	(7)
Real estate – 1-4 family mortgage:
Primary	184	192	432	221
Home equity	(31)	733	98	772
Rental/investment	155	(19)	153	44
Land development	(45)	(10)	(120)	397
Total real estate – 1-4 family mortgage	263	896	563	1,434
Real estate – commercial mortgage:
Owner-occupied	(192)	(423)	44	123
Non-owner occupied	(5)	(30)	123	(71)
Land development	(2)	3	(49)	3
Total real estate – commercial mortgage	(199)	(450)	118	55
Total net charge-offs of loans secured by real estate	$64	$443	$674	$1,482

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

The following table provides details of the Company’s non purchased and purchased nonperforming assets as of the dates presented.

	Non Purchased	Purchased	Total
June 30, 2019
Nonaccruing loans	$14,268	$7,250	$21,518
Accruing loans past due 90 days or more	4,175	7,687	11,862
Total nonperforming loans	18,443	14,937	33,380
Other real estate owned	3,475	5,258	8,733
Total nonperforming assets	$21,918	$20,195	$42,113
Nonperforming loans to total loans			0.37%
Nonperforming assets to total assets			0.33%

December 31, 2018
Nonaccruing loans	$10,218	$5,836	$16,054
Accruing loans past due 90 days or more	2,685	7,232	9,917
Total nonperforming loans	12,903	13,068	25,971
Other real estate owned	4,853	6,187	11,040
Total nonperforming assets	$17,756	$19,255	$37,011
Nonperforming loans to total loans			0.29%
Nonperforming assets to total assets			0.29%

The level of nonperforming loans increased $7,409 from December 31, 2018 to June 30, 2019 while OREO decreased $2,307 during the same period. As of June 30, 2019, the acquisition of Brand added nonperforming loans of $3,374, as compared to $3,893 as of December 31, 2018. These loans were recorded at fair value as of the acquisition date, which mitigates the Company's potential loss.

The following table presents nonperforming loans by loan category as of the dates presented:

	June 30, 2019	December 31, 2018	June 30, 2018
Commercial, financial, agricultural	$7,437	$2,461	$3,090
Real estate – construction:
Residential	—	68	49
Total real estate – construction	—	68	49
Real estate – 1-4 family mortgage:
Primary	10,988	10,102	6,841
Home equity	2,033	2,047	1,545
Rental/investment	1,547	757	549
Land development	496	980	201
Total real estate – 1-4 family mortgage	15,064	13,886	9,136
Real estate – commercial mortgage:
Owner-occupied	6,254	3,779	4,048
Non-owner occupied	3,483	3,933	3,156
Land development	483	958	960
Total real estate – commercial mortgage	10,220	8,670	8,164
Installment loans to individuals	589	797	345
Lease financing	70	89	379
Total nonperforming loans	$33,380	$25,971	$21,163

The Company continues its efforts to bring problem credits to resolution. Total nonperforming loans as a percentage of total loans were 0.37% as of June 30, 2019 as compared to 0.29% as of December 31, 2018 and 0.27% as of June 30, 2018. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 149.97% as of June 30, 2019 as compared to 188.77% as of December 31, 2018 and 223.76% as of June 30, 2018. The coverage ratio for non purchased, nonperforming loans was 271.43% as of June 30, 2019 as compared to 379.96% as of December 31, 2018 and 426.20% as of June 30, 2018. Although nonperforming loans have increased in the current year, all credit quality metrics continue to remain at or near historical lows. As shown below, total loans 30-89 days past due have decreased in the current year and the Company will continue to proactively manage both loans past due 30-89 days and nonperforming loans.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at June 30, 2019. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $27,418 at June 30, 2019 as compared to $36,597 at December 31, 2018 and $17,776 at June 30, 2018. The acquisition of Brand added $8,790 and $11,156 of purchased, loans 30-89 days past due at June 30, 2019 and December 31, 2018, respectively.

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

As shown below, restructured loans totaled $15,509 at June 30, 2019 compared to $12,820 at December 31, 2018 and $12,818 at June 30, 2018. At June 30, 2019, loans restructured through interest rate concessions represented 20% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	June 30, 2019	December 31, 2018	June 30, 2018
Commercial, financial, agricultural	$2,669	$337	$363
Real estate – 1-4 family mortgage:
Primary	7,020	6,261	6,129
Home equity	332	186	42
Rental/investment	1,833	2,005	1,946
Land development	—	1	5
Total real estate – 1-4 family mortgage	9,185	8,453	8,122
Real estate – commercial mortgage:
Owner-occupied	3,121	3,189	3,256
Non-owner occupied	534	722	725
Land development	—	56	287
Total real estate – commercial mortgage	3,655	3,967	4,268
Installment loans to individuals	—	63	65

Total restructured loans in compliance with modified terms	$15,509	$12,820	$12,818

Changes in the Company’s restructured loans are set forth in the table below:

	2019	2018
Balance at January 1,	$12,820	$14,553
Additional advances or loans with concessions	3,321	839
Reclassified as performing restructured loan	1,502	177
Reductions due to:
Reclassified as nonperforming	(1,211)	(795)
Paid in full	(542)	(1,344)
Paydowns	(381)	(612)
Balance at June 30,	$15,509	$12,818

The following table shows the principal amounts of nonperforming and restructured loans as of the dates presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	June 30, 2019	December 31, 2018	June 30, 2018
Nonaccruing loans	$21,518	$16,054	$13,482
Accruing loans past due 90 days or more	11,862	9,917	7,681
Total nonperforming loans	33,380	25,971	21,163
Restructured loans in compliance with modified terms	15,509	12,820	12,818
Total nonperforming and restructured loans	$48,889	$38,791	$33,981
The following table provides details of the Company’s other real estate owned as of the dates presented:

	June 30, 2019	December 31, 2018	June 30, 2018
Residential real estate	$5,179	$2,333	$2,083
Commercial real estate	1,604	4,297	4,741
Residential land development	1,023	1,099	1,329
Commercial land development	927	3,311	5,551
Total other real estate owned	$8,733	$11,040	$13,704

Changes in the Company’s other real estate owned were as follows:

	2019	2018
Balance at January 1,	$11,040	$15,934
Transfers of loans	1,796	2,291
Impairments	(868)	(749)
Dispositions	(3,235)	(3,769)
Other	—	(3)
Balance at June 30,	$8,733	$13,704

Other real estate owned with a cost basis of $3,235 was sold during the six months ended June 30, 2019, resulting in a net loss of $60, while other real estate owned with a cost basis of $3,769 was sold during the six months ended June 30, 2018, resulting in a net gain of $143.

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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing July 1, 2019, in each case as compared to the result under rates present in the market on June 30, 2019. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not take into account changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	16.18%	5.74%	12.41%
+300	15.23%	4.44%	9.49%
+200	12.08%	3.10%	6.52%
+100	6.83%	1.66%	3.41%
-100	(8.55)%	(2.42)%	(4.02)%

The rate shock results for the net interest income simulations for the next twenty-four months produce an asset sensitive position at June 30, 2019. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet. The measures do not reflect future actions the ALCO may undertake in response to such changes in interest rates. The above results of the interest rate shock analysis are within the parameters set by the Board of Directors. The scenarios assume instantaneous movements in interest rates in increments of plus 100, 200, 300 and 400 basis points and minus 100 basis points. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results will differ from simulated results.
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

Core deposits, which are deposits excluding time deposits and public fund deposits, are the major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the Asset/Liability Management Committee.

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 23.69% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At June 30, 2019, securities with a carrying value of $476,638 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $637,607 similarly pledged at December 31, 2018.

Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were short-term borrowings from the FHLB in the amount of $130,000 at June 30, 2019 compared to $380,000 at December 31, 2018. Long-term funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2019, the balance of our outstanding long-term advances with the FHLB was $6,291 compared to $6,690 at December 31, 2018. The total amount of the remaining credit available to us from the FHLB at June 30, 2019 was $3,524,734. We also maintain lines of credit with other commercial banks totaling $150,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at June 30, 2019 or December 31, 2018.

In 2016 we accessed the capital markets to generate liquidity in the form of subordinated notes. As part of the Metropolitan acquisition, the Company assumed $15,000 aggregate principal amount of 6.50% fixed-to-floating rate subordinated notes due July 1, 2026. In connection with the acquisition of Brand, the Company assumed $30,000 aggregate principal amount of 8.50% subordinated notes due June 27, 2024. The carrying value of the subordinated notes, net of unamortized debt issuance costs, was $146,684 at June 30, 2019.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Noninterest-bearing demand	22.82%	21.47%	—%	—%
Interest-bearing demand	45.12	46.43	0.89	0.45
Savings	6.14	6.84	0.20	0.13
Time deposits	22.56	21.52	1.72	1.06
Short-term borrowings	0.85	1.33	2.66	1.48
Long-term Federal Home Loan Bank advances	0.06	0.08	3.28	3.35
Subordinated notes	1.40	1.33	6.13	5.60
Other borrowed funds	1.05	1.00	4.60	5.19
Total deposits and borrowed funds	100.00%	100.00%	0.96%	0.60%

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

Cash and cash equivalents were $443,862 at June 30, 2019 compared to $292,952 at June 30, 2018. Cash provided by investing activities for the six months ended June 30, 2019 was $55,237 compared to cash used in investing activities of $580,449 for the six months ended June 30, 2018. Proceeds from the sale, maturity or call of securities within our investment portfolio were $133,350 for the six months ended June 30, 2019 compared to $63,655 for the same period in 2018. These proceeds were reinvested into the investment portfolio or used to fund loan growth. Purchases of investment securities were $125,503 for the first six months of 2019 compared to $497,845 for the same period in 2018. The large increase in purchases of investment securities in 2018 is related to the releveraging of the Company's balance sheet.

Cash used in financing activities for the six months ended June 30, 2019 was $225,298, compared to cash provided by financing activities for the same period in 2018 of $665,071. Deposits increased $62,178 and $461,140 for the six months ended June 30, 2019 and 2018, respectively. A portion of the increase in deposits during the first three months of 2018 was the Company reacquiring certain wholesale deposit funding sources which had been reduced during the fourth quarter of 2017 as part of the Company’s deleveraging strategy. Cash provided through deposit growth was primarily used to pay down short-term borrowings.

Restrictions on Bank Dividends, Loans and Advances

The Company’s liquidity and capital resources, as well as its ability to pay dividends to its shareholders, are substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance (the “DBCF”). In addition, the FDIC also has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the bank, could include the payment of dividends. Accordingly, the approval of the DBCF is required prior to the Bank paying dividends to the Company, and under certain circumstances the approval of the FDIC may be required.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2019, the maximum amount available for transfer from the Bank to the Company in the form of loans was $140,893. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,061. There were no amounts outstanding under this line of credit at June 30, 2019.

These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the six months ended June 30, 2019, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	June 30, 2019	December 31, 2018
Loan commitments	$2,178,719	$2,068,749
Standby letters of credit	95,287	104,664

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2019, the Company had notional amounts of $200,544 on interest rate contracts with corporate customers and $200,544 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
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
Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $2,119,696 at June 30, 2019 compared to $2,043,913 at December 31, 2018. Book value per share was $36.36 and $34.91 at June 30, 2019 and December 31, 2018, respectively. The growth in shareholders’ equity was attributable to the acquisition of Brand as well as earnings retention and changes in accumulated other comprehensive income offset by dividends declared.

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

The Company has junior subordinated debentures with a carrying value of $109,926 at June 30, 2019, of which $106,335 are included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital at June 30, 2019. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition we exceed $15,000,000 in assets, or if we make any acquisition after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.

The Company has subordinated notes with a carrying value of $146,684 at June 30, 2019, of which $137,534 are included in the Company’s Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the phase-in of the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,151,807	11.64%	$643,307	6.50%	$692,792	7.00%
Tier 1 risk-based capital ratio	1,256,295	12.69%	791,762	8.00%	841,248	8.50%
Total risk-based capital ratio	1,447,352	14.62%	989,703	10.00%	1,039,188	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,256,295	10.65%	589,694	5.00%	471,755	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,355,408	13.71%	$642,748	6.50%	$692,190	7.00%
Tier 1 risk-based capital ratio	1,355,408	13.71%	791,074	8.00%	840,516	8.50%
Total risk-based capital ratio	1,408,931	14.25%	988,843	10.00%	1,038,285	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,355,408	11.50%	589,070	5.00%	471,256	4.00%

December 31, 2018
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,085,751	11.05%	$638,468	6.50%	$626,189	6.375%
Tier 1 risk-based capital ratio	1,188,412	12.10%	785,806	8.00%	773,528	7.875%
Total risk-based capital ratio	1,386,507	14.12%	982,258	10.00%	969,979	9.875%
Leverage capital ratios:
Tier 1 leverage ratio	1,188,412	10.11%	587,939	5.00%	470,352	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,276,976	13.02%	$637,552	6.50%	$625,291	6.375%
Tier 1 risk-based capital ratio	1,276,976	13.02%	784,679	8.00%	772,418	7.875%
Total risk-based capital ratio	1,331,619	13.58%	980,849	10.00%	968,588	9.875%
Leverage capital ratios:
Tier 1 leverage ratio	1,276,976	10.88%	587,090	5.00%	469,672	4.00%

On October 24, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of the Company’s outstanding common stock, either in open market purchases or privately-negotiated transactions. The stock repurchase program will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased by the Board. During 2019, the Company has repurchased $13,708 of common stock at a weighted average price of $35.48.

For more information regarding the capital adequacy guidelines applicable to the Company and Renasant Bank, please refer to Note 17, “Regulatory Matters,” in Item 1, Financial Statements.

Non-GAAP Financial Measures

This report presents the Company's efficiency ratio in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, this report presents an adjusted efficiency ratio, which is a non-GAAP financial measure. We calculated the efficiency ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income.The adjusted efficiency ratio excludes expenses that (1) the Company does not consider to be part of our normal operations, such as amortization of intangibles, or (2) the Company incurred in connection with certain transactions where management is unable to accurately predict the timing of when these expenses will be incurred or, when incurred, the amount of such expenses, such as, when applicable, merger and conversion related expenses and debt prepayment penalties. Management uses the adjusted efficiency ratio to evaluate ongoing operating results and efficiency of the Company's operations. The reconciliation from GAAP to non-GAAP for this financial measure is below.

Efficiency Ratio
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest income (fully tax equivalent basis)	$139,285	$107,991	$277,863	$209,938
Interest expense	25,062	14,185	49,009	25,325
Net interest income (fully tax equivalent basis)	114,223	93,806	228,854	184,613

Total noninterest income	41,960	35,581	77,845	69,534
Net gains on sales of securities	(8)	—	5	—
Adjusted noninterest income	41,968	35,581	77,840	69,534

Total noninterest expense	93,290	79,026	182,122	156,970
Intangible amortization	2,053	1,594	4,163	3,245
Merger and conversion related expenses	179	500	179	1,400
Extinguishment of debt	—	—	—	—
Adjusted noninterest expense	91,058	76,932	177,780	152,325

Efficiency Ratio (GAAP)	59.73%	61.08%	59.38%	61.76%
Adjusted Efficiency Ratio (non-GAAP)	58.30%	59.46%	57.97%	59.94%
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

During the three month period ended June 30, 2019, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2019 to April 30, 2019	20,098	$35.48	20,000	$42,228
May 1, 2019 to May 31, 2019	312,737	35.70	310,427	31,148
June 1, 2019 to June 30, 2019	33,277	34.51	33,277	30,000
Total	366,112	$35.58	363,704

(1)
The Company announced a $50.0 million stock repurchase program on October 24, 2018, under which the Company may repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. The stock repurchase program will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased by the Board. Under the program, 363,704 shares were repurchased in the second quarter of 2019. Share amounts in this column also include shares of Renasant common stock withheld to satisfy federal and state tax liabilities related to the vesting of time-based and performance-based restricted stock awards during the three month period ended June 30, 2019. A total of 98 and 2,310 shares were withheld for such purpose in April 2019 and May 2019, respectively; no shares were withheld for tax purposes in June 2019.

(2)	Dollars in thousands
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

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

(104)	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

(1)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 30, 2018 and incorporated herein by reference.

(2)	Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 10, 2016 and incorporated herein by reference.

(3)	Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on July 20, 2018 and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	August 7, 2019	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2019	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial and Operating Officer
(Principal Financial Officer)