Form 10-Q
period 2019-09-30
RENASANT CORP
filed 2019-11-07
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2019, 57,249,055 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$209,419	$198,515
Interest-bearing balances with banks	200,242	370,596
Cash and cash equivalents	409,661	569,111
Securities available for sale, at fair value	1,238,577	1,250,777
Loans held for sale ($392,448 and $219,848 carried at fair value at September 30, 2019 and December 31, 2018, respectively)	392,448	411,427
Loans, net of unearned income:
Non purchased loans and leases	7,031,818	6,389,712
Purchased loans	2,281,966	2,693,417
Total loans, net of unearned income	9,313,784	9,083,129
Allowance for loan losses	(50,814)	(49,026)
Loans, net	9,262,970	9,034,103
Premises and equipment, net	306,717	209,168
Other real estate owned:
Non purchased	1,975	4,853
Purchased	6,216	6,187
Total other real estate owned, net	8,191	11,040
Goodwill	939,683	932,928
Other intangible assets, net	38,707	44,865
Bank-owned life insurance	224,294	220,608
Mortgage servicing rights	48,286	48,230
Other assets	170,140	202,621
Total assets	$13,039,674	$12,934,878
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$2,607,056	$2,318,706
Interest-bearing	7,678,980	7,809,851
Total deposits	10,286,036	10,128,557
Short-term borrowings	205,602	387,706
Long-term debt	228,104	263,618
Other liabilities	200,273	111,084
Total liabilities	10,920,015	10,890,965
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 57,455,306 and 58,546,480 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost – 1,841,419 and 750,245 shares, respectively	(62,044)	(24,245)
Additional paid-in capital	1,291,927	1,288,911
Retained earnings	591,599	500,660
Accumulated other comprehensive income (loss), net of taxes	1,694	(17,896)
Total shareholders’ equity	2,119,659	2,043,913
Total liabilities and shareholders’ equity	$13,039,674	$12,934,878
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income
Loans	$124,476	$108,577	$377,788	$301,351
Securities
Taxable	7,218	6,632	22,874	16,326
Tax-exempt	1,292	1,592	3,992	4,926
Other	1,490	994	4,778	2,146
Total interest income	134,476	117,795	409,432	324,749
Interest expense
Deposits	21,514	13,556	62,277	32,534
Borrowings	4,137	4,800	12,383	11,147
Total interest expense	25,651	18,356	74,660	43,681
Net interest income	108,825	99,439	334,772	281,068
Provision for loan losses	1,700	2,250	4,100	5,810
Net interest income after provision for loan losses	107,125	97,189	330,672	275,258
Noninterest income
Service charges on deposit accounts	8,992	8,847	26,699	25,591
Fees and commissions	3,090	5,944	16,608	17,546
Insurance commissions	2,508	2,461	6,814	6,576
Wealth management revenue	3,588	3,386	10,513	10,094
Mortgage banking income	15,710	14,350	42,731	38,149
Net gain (loss) on sales of securities	343	(16)	348	(16)
BOLI income	1,734	1,186	4,481	3,326
Other	1,988	1,895	7,604	6,321
Total noninterest income	37,953	38,053	115,798	107,587
Noninterest expense
Salaries and employee benefits	65,425	55,187	183,100	155,981
Data processing	4,980	4,614	14,584	13,458
Net occupancy and equipment	12,943	10,668	36,322	30,295
Other real estate owned	418	278	1,674	1,167
Professional fees	2,976	2,056	7,861	6,370
Advertising and public relations	3,318	2,242	8,833	7,092
Intangible amortization	1,996	1,765	6,159	5,010
Communications	2,310	2,190	6,553	6,036
Extinguishment of debt	54	—	54	—
Merger and conversion related expenses	24	11,221	203	12,621
Other	2,056	4,525	13,279	13,686
Total noninterest expense	96,500	94,746	278,622	251,716
Income before income taxes	48,578	40,496	167,848	131,129
Income taxes	11,132	8,532	38,667	28,629
Net income	$37,446	$31,964	$129,181	$102,500
Basic earnings per share	$0.65	$0.61	$2.21	$2.03
Diluted earnings per share	$0.64	$0.61	$2.21	$2.03
Cash dividends per common share	$0.22	$0.20	$0.65	$0.59
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$37,446	$31,964	$129,181	$102,500
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding (losses) gains on securities	(62)	(4,882)	20,648	(15,791)
Reclassification adjustment for losses realized in net income	1,876	11	1,872	11
Total securities	1,814	(4,871)	22,520	(15,780)
Derivative instruments:
Unrealized holding (losses) gains on derivative instruments	(708)	639	(3,164)	1,884
Total derivative instruments	(708)	639	(3,164)	1,884
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	78	61	234	184
Total defined benefit pension and post-retirement benefit plans	78	61	234	184
Other comprehensive income (loss), net of tax	1,184	(4,171)	19,590	(13,712)
Comprehensive income	$38,630	$27,793	$148,771	$88,788

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended September 30, 2019	Shares	Amount
Balance at January 1, 2019	58,546,480	$296,483	$(24,245)	$1,288,911	$500,660	$(17,896)	$2,043,913
Net income	—	—	—	—	45,110	—	45,110
Other comprehensive income	—	—	—	—	—	10,446	10,446
Comprehensive income							55,556
Cash dividends ($0.21 per share)	—	—	—	—	(12,442)	—	(12,442)
Issuance of common stock for stock-based compensation awards	87,150	—	2,655	(3,442)	—	—	(787)
Stock-based compensation expense	—	—	—	2,637	—	—	2,637
Balance at March 31, 2019	58,633,630	$296,483	$(21,590)	$1,288,106	$533,328	$(7,450)	$2,088,877
Net income	—	—	—	—	46,625	—	46,625
Other comprehensive income	—	—	—	—	—	7,960	7,960
Comprehensive income							54,585
Cash dividends ($0.22 per share)	—	—	—	—	(12,971)	—	(12,971)
Repurchase of shares in connection with stock repurchase program	(363,704)	—	(12,938)	—	—	—	(12,938)
Issuance of common stock for stock-based compensation awards	27,744	—	893	(832)	—	—	61
Stock-based compensation expense	—	—	—	2,082	—	—	2,082
Balance at June 30, 2019	58,297,670	$296,483	$(33,635)	$1,289,356	$566,982	$510	$2,119,696
Net income	—	—	—	—	37,446	—	37,446
Other comprehensive income	—	—	—	—	—	1,184	1,184
Comprehensive income							38,630
Cash dividends ($0.22 per share)	—	—	—	—	(12,829)	—	(12,829)
Repurchase of shares in connection with stock repurchase program	(851,421)	—	(28,707)	—	—	—	(28,707)
Issuance of common stock for stock-based compensation awards	9,057	—	298	(431)	—	—	(133)
Stock-based compensation expense	—	—	—	3,002	—	—	3,002
Balance at September 30, 2019	57,455,306	$296,483	$(62,044)	$1,291,927	$591,599	$1,694	$2,119,659

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended September 30, 2018	Shares	Amount
Balance at January 1, 2018	49,321,231	$249,951	$(19,906)	$898,095	$397,354	$(10,511)	$1,514,983
Net income	—	—	—	—	33,826		33,826
Other comprehensive loss	—	—	—	—	—	(6,985)	(6,985)
Comprehensive income							26,841
Cash dividends ($0.19 per share)	—	—	—	—	(9,455)	—	(9,455)
Issuance of common stock for stock-based compensation awards	71,747	—	1,610	(3,092)	—	—	(1,482)
Stock-based compensation expense	—	—	—	1,858	—	—	1,858
Other, net	—	—	—	20	—	—	20
Balance at March 31, 2018	49,392,978	$249,951	$(18,296)	$896,881	$421,725	$(17,496)	$1,532,765
Net income	—	—	—	—	36,710	—	36,710
Other comprehensive loss	—	—	—	—	—	(2,556)	(2,556)
Comprehensive income							34,154
Cash dividends ($0.20 per share)	—	—	—	—	(9,960)	—	(9,960)
Issuance of common stock for stock-based compensation awards	31,361	—	773	(939)	—	—	(166)
Stock-based compensation expense	—	—	—	1,854	—	—	1,854
Other, net	—	—	—	21	—	—	21
Balance at June 30, 2018	49,424,339	$249,951	$(17,523)	$897,817	$448,475	$(20,052)	$1,558,668
Net income	—	—	—	—	31,964	—	31,964
Other comprehensive loss	—	—	—	—	—	(4,171)	(4,171)
Comprehensive income							27,793
Cash dividends ($0.20 per share)	—	—	—	—	(11,827)	—	(11,827)
Common stock issued in connection with an acquisition	9,304,477	46,533	—	387,986	—	—	434,519
Issuance of common stock for stock-based compensation awards	14,998	—	298	(604)	—	—	(306)
Stock-based compensation expense	—	—	—	1,844	—	—	1,844
Other, net	—	—	—	20	—	—	20
Balance at September 30, 2018	58,743,814	$296,484	$(17,225)	$1,287,063	$468,612	$(24,223)	$2,010,711

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$129,181	$102,500
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,100	5,810
Depreciation, amortization and accretion	5,826	3,689
Deferred income tax expense	13,911	7,335
Funding of mortgage loans held for sale	(1,680,729)	(1,318,484)
Proceeds from sales of mortgage loans held for sale	1,543,544	1,253,680
Gains on sales of mortgage loans held for sale	(35,416)	(30,805)
Valuation adjustment to mortgage servicing rights	3,132	—
(Gains) losses on sales of securities	(348)	16
Penalty on prepayment of debt	54	—
Gains on sales of premises and equipment	(1,062)	(188)
Stock-based compensation expense	7,721	5,556
Net change in other loans held for sale	59,885	—
Increase in other assets	(12,397)	(57)
Decrease in other liabilities	(7,520)	(27,084)
Net cash provided by operating activities	29,882	1,968
Investing activities
Purchases of securities available for sale	(366,265)	(576,579)
Proceeds from sales of securities available for sale	212,485	2,387
Proceeds from call/maturities of securities available for sale	192,520	113,511
Net increase in loans	(93,761)	(156,082)
Purchases of premises and equipment	(23,968)	(15,599)
Proceeds from sales of premises and equipment	2,246	912
Net change in FHLB stock	6,389	—
Proceeds from sales of other assets	17,250	5,286
Net cash received in acquisition of businesses	—	153,502
Other, net	917	—
Net cash used in investing activities	(52,187)	(472,662)
Financing activities
Net increase in noninterest-bearing deposits	288,350	90,240
Net (decrease) increase in interest-bearing deposits	(129,873)	448,675
Net (decrease) increase in short-term borrowings	(182,104)	51,606
Repayment of long-term debt	(33,631)	(643)
Cash paid for dividends	(38,242)	(31,242)
Repurchase of shares in connection with stock repurchase program	(41,645)	—
Net stock-based compensation transactions	—	201
Net cash (used in) provided by financing activities	(137,145)	558,837
Net (decrease) increase in cash and cash equivalents	(159,450)	88,143
Cash and cash equivalents at beginning of period	569,111	281,453
Cash and cash equivalents at end of period	$409,661	$369,596

	Nine Months Ended September 30,
	2019	2018

Supplemental disclosures
Cash paid for interest	$75,720	$43,317
Cash paid for income taxes	$25,892	$21,305
Noncash transactions:
Transfers of loans to other real estate owned	$3,613	$2,657
Financed sales of other real estate owned	$254	$495
Transfers of mortgage loans held for sale to loans held for investment	$189	$1,510
Transfers of other loans held for sale to loans held for investment	$134,335	$—
Common stock issued in acquisition of businesses	$—	$434,519
Recognition of operating right-of-use assets	$89,770	$—
Recognition of operating lease liabilities	$93,289	$—

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
In previous periods, the Company carried a portfolio of non-mortgage consumer loans in the line item “Loans held for sale” on the Company’s Consolidated Balance Sheet. This portfolio consisted primarily of loans acquired in the Brand acquisition. During the third quarter of 2019, the Company made the decision to hold the portfolio for the foreseeable future and therefore transfered the loans from the held for sale category to the held for investment category.
During the third quarter of 2019, the Company redeemed its $30,000 principal amount 8.50% fixed rate subordinated notes that were assumed as part of the Brand acquisition. The Company incurred a debt prepayment penalty of $900, which was accounted for in the purchase accounting fair value adjustment on the subordinated notes.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material.

Impact of Recently-Issued Accounting Standards and Pronouncements:
Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and its related amendments (“ASC 842”), which changes the accounting model and disclosure requirements for leases. The former accounting model for leases distinguished between capital leases, which were recognized on the balance sheet, and operating leases, which were not.  Under the new standard, the lease classifications are defined as finance leases, which are similar to capital leases under prior GAAP, and operating leases.  Further, under the new standard a lessee recognizes a lease liability and a right-of-use asset for all leases with a term greater than 12 months on its balance sheet regardless of the lease’s classification.  The accounting model and disclosure requirements for lessors remains substantially unchanged from prior GAAP.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company chose to use the effective date approach and, as such, all periods presented after January 1, 2019 are in accordance with ASC 842 whereas periods presented prior to January 1, 2019 are in accordance with prior lease accounting. Financial information was not updated, and the disclosures required under ASC 842, were not provided for dates and periods before January 1, 2019. Upon adoption, the Company recorded a right-of-use asset in the amount of $53,042 and a corresponding lease liability in the amount of $56,562 on January 1, 2019. The Company has included newly applicable lease disclosures in this filing in Note 19, “Leases.”
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update will significantly change the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model includes loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. For public companies, this update is effective for interim and annual periods beginning after December 15, 2019. The Company has formed an implementation committee comprised of both accounting and credit employees to guide Renasant Bank through the implementation of ASU 2016-13. The Company has also engaged a third party to act as a consultant and software provider to assist in the implementation of the CECL model. The implementation committee and the consultant have established the CECL blueprint for the Bank, which includes the selected methodology, proper pool segmentation and loan data validation. Currently, the CECL committee is working with the consultant to further develop and test the qualitative factors used in the model, including the reasonable and supportable forecast period. The CECL committee, along with the members of the Company's risk management team, is also currently working with an external model validation team to complete an independent validation. The Company will continue refining and testing the model throughout the remainder of 2019.
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
In August 2018, FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 is intended to improve the disclosures on fair value measurements by eliminating, amending and adding certain disclosure requirements. These changes are intended to reduce costs for preparers while providing more useful information for financial statement users.   ASU 2018-13 will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently evaluating the effect that ASU 2018-13 will have on its financial statement disclosures.
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
The Company recorded approximately $356,171 in intangible assets which consist of goodwill of $328,637 and a core deposit intangible of $27,534. Goodwill resulted from a combination of revenue enhancements from expansion in existing markets and efficiencies resulting from operational synergies. The fair value of the core deposit intangible is being amortized over the estimated useful life, currently expected to be approximately 10 years. The goodwill is not deductible for income tax purposes.

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company’s acquisition of Brand based on their fair values on September 1, 2018.

Purchase Price:
Shares issued to common shareholders	9,306,477
Purchase price per share	$46.69
Value of stock paid		$434,519
Cash consideration paid		21,879
Cash paid for fractional shares		4
Cash settlement for stock options, net of tax benefit		17,157
Deal charges		894
Total Purchase Price		$474,453
Net Assets Acquired:
Stockholders’ equity at acquisition date	$138,896
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	(323)
Loans, including loans held for sale	(27,611)
Premises and equipment	910
Intangible assets	27,534
Other assets	(4,495)
Deposits	(1,367)
Borrowings	(2,023)
Other liabilities	13,338
Deferred income taxes	957
Total Net Assets Acquired		145,816
Goodwill resulting from merger(1)		$328,637
(1) The goodwill resulting from the merger has been assigned to the Community Banks operating segment.

The following table summarizes the fair value on September 1, 2018 of assets acquired and liabilities assumed on that date in connection with the merger with Brand.

Cash and cash equivalents	$193,436
Securities	71,122
Loans, including loans held for sale	1,580,339
Premises and equipment	20,070
Intangible assets	356,171
Other assets	113,195
Total assets	$2,334,333

Deposits	$1,714,177
Borrowings	89,273
Other liabilities	56,430
Total liabilities	$1,859,880

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

Supplemental Pro Forma Combined Condensed Results of Operations
The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the nine months ended September 30, 2019 and 2018 of the Company as though the Brand merger had been completed as of January 1, 2018. The unaudited pro forma information combines the historical results of Brand with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not necessarily indicative of what would have occurred had the acquisition taken place on January 1, 2018. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Merger expenses are reflected in the period in which they were incurred.

	(Unaudited)
	Nine Months Ended
	September 30,
	2019	2018
Net interest income - pro forma	$334,772	$341,946

Noninterest income - pro forma	$115,798	$117,476

Noninterest expense - pro forma	$278,622	$359,386

Net income - pro forma	$129,181	$72,719

Earnings per share - pro forma:
Basic	$2.21	$1.24
Diluted	$2.21	$1.24

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
U.S. Treasury securities	$498	$—	$—	$498
Obligations of other U.S. Government agencies and corporations	2,523	18	(4)	2,537
Obligations of states and political subdivisions	211,559	5,585	(156)	216,988
Residential mortgage backed securities:
Government agency mortgage backed securities	658,830	8,723	(1,386)	666,167
Government agency collateralized mortgage obligations	189,332	2,123	(268)	191,187
Commercial mortgage backed securities:
Government agency mortgage backed securities	26,794	874	(2)	27,666
Government agency collateralized mortgage obligations	73,688	1,755	(20)	75,423
Trust preferred securities	12,160	—	(2,298)	9,862
Other debt securities	46,739	1,513	(3)	48,249
	$1,222,123	$20,591	$(4,137)	$1,238,577

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Obligations of other U.S. Government agencies and corporations	$2,536	$13	$(38)	$2,511
Obligations of states and political subdivisions	200,798	3,038	(567)	203,269
Residential mortgage backed securities:
Government agency mortgage backed securities	621,690	719	(9,126)	613,283
Government agency collateralized mortgage obligations	332,697	274	(5,982)	326,989
Commercial mortgage backed securities:
Government agency mortgage backed securities	21,957	257	(384)	21,830
Government agency collateralized mortgage obligations	28,446	24	(135)	28,335
Trust preferred securities	12,359	—	(1,726)	10,633
Other debt securities	44,046	192	(311)	43,927
	$1,264,529	$4,517	$(18,269)	$1,250,777

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Securities sold were as follows for the periods presented:

	Carrying Value	Net Proceeds	Gain/(Loss)
Three months ended September 30, 2019
Obligations of states and political subdivisions	$1,112	$1,111	$(1)
Residential mortgage backed securities:
Government agency mortgage backed securities	70,926	70,322	(604)
Government agency collateralized mortgage obligations	122,404	120,606	(1,798)
Commercial mortgage backed securities:
Government agency mortgage backed securities	4,838	4,720	(118)
Other debt securities	252	257	5
Other equity securities	—	2,859	2,859
	$199,532	$199,875	$343
Nine months ended September 30, 2019
Obligations of states and political subdivisions	$11,799	$11,813	$14
Residential mortgage backed securities:
Government agency mortgage backed securities	72,556	71,944	(612)
Government agency collateralized mortgage obligations	122,692	120,892	(1,800)
Commercial mortgage backed securities:
Government agency mortgage backed securities	4,838	4,720	(118)
Other debt securities	252	257	5
Other equity securities	—	2,859	2,859
	$212,137	$212,485	$348
The sales of other equity securities represents the Company’s sale of all of its shares of Visa Class B common stock during the third quarter of 2019.

	Carrying Value	Net Proceeds	Gain/(Loss)
Three months ended September 30, 2018
Obligations of states and political subdivisions	$901	$894	$(7)
Residential mortgage backed securities:
Government agency mortgage backed securities	943	941	(2)
Government agency collateralized mortgage obligations	559	552	(7)
	$2,403	$2,387	$(16)
Nine months ended September 30, 2018
Obligations of states and political subdivisions	$901	$894	$(7)
Residential mortgage backed securities:
Government agency mortgage backed securities	943	941	(2)
Government agency collateralized mortgage obligations	559	552	(7)
	$2,403	$2,387	$(16)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Gross realized gains and losses on sales of securities available for sale for the three and nine months ended September 30, 2019 and 2018, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Gross gains on sales of securities available for sale	$2,933	$11	$2,979	$11
Gross losses on sales of securities available for sale	(2,590)	(27)	(2,631)	(27)
Gains on sales of securities available for sale, net	$343	$(16)	$348	$(16)

At September 30, 2019 and December 31, 2018, securities with a carrying value of $382,678 and $619,308, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $28,041 and $18,299 were pledged as collateral for short-term borrowings and derivative instruments at September 30, 2019 and December 31, 2018, respectively.
The amortized cost and fair value of securities at September 30, 2019 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Due within one year	$21,604	$21,839
Due after one year through five years	30,383	31,139
Due after five years through ten years	76,550	79,296
Due after ten years	108,713	108,264
Residential mortgage backed securities:
Government agency mortgage backed securities	658,830	666,167
Government agency collateralized mortgage obligations	189,332	191,187
Commercial mortgage backed securities:
Government agency mortgage backed securities	26,794	27,666
Government agency collateralized mortgage obligations	73,688	75,423
Other debt securities	36,229	37,596
	$1,222,123	$1,238,577

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
September 30, 2019
Obligations of other U.S. Government agencies and corporations	0	$—	$—	1	$1,009	$(4)	1	$1,009	$(4)
Obligations of states and political subdivisions	10	16,669	(156)	0	—	—	10	16,669	(156)
Residential mortgage backed securities:
Government agency mortgage backed securities	19	143,731	(1,058)	19	29,922	(328)	38	173,653	(1,386)
Government agency collateralized mortgage obligations	8	42,687	(268)	0	—	—	8	42,687	(268)
Commercial mortgage backed securities:
Government agency mortgage backed securities	0	—	—	2	1,204	(2)	2	1,204	(2)
Government agency collateralized mortgage obligations	1	5,003	(20)	0	—	—	1	5,003	(20)
Trust preferred securities	0	—	—	2	9,862	(2,298)	2	9,862	(2,298)
Other debt securities	1	610	(1)	1	750	(2)	2	1,360	(3)
Total	39	$208,700	$(1,503)	25	$42,747	$(2,634)	64	$251,447	$(4,137)
December 31, 2018
Obligations of other U.S. Government agencies and corporations	0	$—	$—	2	$1,480	$(38)	2	$1,480	$(38)
Obligations of states and political subdivisions	34	22,159	(193)	26	16,775	(374)	60	38,934	(567)
Residential mortgage backed securities:
Government agency mortgage backed securities	91	354,731	(3,945)	73	125,757	(5,181)	164	480,488	(9,126)
Government agency collateralized mortgage obligations	24	97,451	(840)	60	140,076	(5,142)	84	237,527	(5,982)
Commercial mortgage backed securities:
Government agency mortgage backed securities	5	6,506	(74)	4	7,468	(310)	9	13,974	(384)
Government agency collateralized mortgage obligations	2	9,950	(23)	1	4,888	(112)	3	14,838	(135)
Trust preferred securities	0	—	—	2	10,633	(1,726)	2	10,633	(1,726)
Other debt securities	12	19,011	(88)	3	5,621	(223)	15	24,632	(311)
Total	168	$509,808	$(5,163)	171	$312,698	$(13,106)	339	$822,506	$(18,269)

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

The Company does not intend to sell any securities in an unrealized loss position that it holds, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

greater than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any OTTI for the nine months ended September 30, 2019 or 2018.
The Company holds investments in pooled trust preferred securities that had an amortized cost basis of $12,160 and $12,359 and a fair value of $9,862 and $10,633 at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, the investments in pooled trust preferred securities consisted of two securities representing interests in various tranches of trusts collateralized by debt issued by over 150 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions. This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments before recovery of the investments’ amortized cost, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be at maturity. At September 30, 2019, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of the investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for both trust preferred securities and recognized credit related impairment losses on these securities in 2011. No additional impairment was recognized during the nine months ended September 30, 2019.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at September 30, 2019:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XXIII	Pooled	B-2	$8,174	$6,360	$(1,814)	BB	16%
XXVI	Pooled	B-2	3,986	3,502	(484)	B	19%
			$12,160	$9,862	$(2,298)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Non Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean non purchased loans excluding loans held for sale.

The following is a summary of non purchased loans and leases as of the dates presented:

	September 30, 2019	December 31, 2018
Commercial, financial, agricultural	$988,867	$875,649
Lease financing	73,617	64,992
Real estate – construction	764,589	635,519
Real estate – 1-4 family mortgage	2,235,908	2,087,890
Real estate – commercial mortgage	2,809,470	2,628,365
Installment loans to individuals	163,031	100,424
Gross loans	7,035,482	6,392,839
Unearned income	(3,664)	(3,127)
Loans, net of unearned income	$7,031,818	$6,389,712

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2019
Commercial, financial, agricultural	$931	$917	$981,535	$983,383	$—	$5,301	$183	$5,484	$988,867
Lease financing	676	404	72,537	73,617	—	—	—	—	73,617
Real estate – construction	139	128	764,068	764,335	—	—	254	254	764,589
Real estate – 1-4 family mortgage	9,420	4,373	2,216,947	2,230,740	613	2,961	1,594	5,168	2,235,908
Real estate – commercial mortgage	799	1,435	2,802,517	2,804,751	420	2,927	1,372	4,719	2,809,470
Installment loans to individuals	837	68	162,018	162,923	—	39	69	108	163,031
Unearned income	—	—	(3,664)	(3,664)	—	—	—	—	(3,664)
Total	$12,802	$7,325	$6,995,958	$7,016,085	$1,033	$11,228	$3,472	$15,733	$7,031,818
December 31, 2018
Commercial, financial, agricultural	$3,397	$267	$870,457	$874,121	$—	$1,356	$172	$1,528	$875,649
Lease financing	607	89	64,296	64,992	—	—	—	—	64,992
Real estate – construction	887	—	634,632	635,519	—	—	—	—	635,519
Real estate – 1-4 family mortgage	10,378	2,151	2,071,401	2,083,930	238	2,676	1,046	3,960	2,087,890
Real estate – commercial mortgage	1,880	13	2,621,902	2,623,795	—	2,974	1,596	4,570	2,628,365
Installment loans to individuals	368	165	99,731	100,264	3	157	—	160	100,424
Unearned income	—	—	(3,127)	(3,127)	—	—	—	—	(3,127)
Total	$17,517	$2,685	$6,359,292	$6,379,494	$241	$7,163	$2,814	$10,218	$6,389,712

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loans accounted for under FASB Accounting Standards Codification (“ASC”) 310-20, “Nonrefundable Fees and Other Cost” (“ASC 310-20”), and which are impaired loans recognized in conformity with ASC 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
September 30, 2019
Commercial, financial, agricultural	$5,993	$5,609	$—	$5,609	$1,100
Lease financing	—	—	—	—	—
Real estate – construction	12,128	3,573	8,551	12,124	22
Real estate – 1-4 family mortgage	12,406	12,067	—	12,067	163
Real estate – commercial mortgage	13,410	9,497	1,120	10,617	444
Installment loans to individuals	131	125	—	125	1
Total	$44,068	$30,871	$9,671	$40,542	$1,730
December 31, 2018
Commercial, financial, agricultural	$2,280	$1,834	$—	$1,834	$163
Lease financing	—	—	—	—	—
Real estate – construction	9,467	7,302	2,165	9,467	63
Real estate – 1-4 family mortgage	9,767	9,077	—	9,077	61
Real estate – commercial mortgage	8,625	4,609	1,238	5,847	689
Installment loans to individuals	232	223	—	223	1
Totals	$30,371	$23,045	$3,403	$26,448	$977

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$5,705	$5	$1,979	$11
Lease financing	—	—	—	—
Real estate – construction	12,128	111	9,725	42
Real estate – 1-4 family mortgage	12,203	50	8,136	51
Real estate – commercial mortgage	10,692	41	6,258	37
Installment loans to individuals	130	—	118	1
Total	$40,858	$207	$26,216	$142

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$5,656	$23	$2,204	$31
Lease financing	—	—	—	—
Real estate – construction	11,756	321	9,621	109
Real estate – 1-4 family mortgage	12,323	153	8,388	174
Real estate – commercial mortgage	10,652	122	6,354	117
Installment loans to individuals	130	1	121	2
Total	$40,517	$620	$26,688	$433

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

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended September 30, 2019
Real estate – 1-4 family mortgage	1	$16	$16
Total	1	$16	$16

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Nine months ended September 30, 2019
Commercial, financial, agricultural	2	$187	$185
Real estate – 1-4 family mortgage	4	321	320
Total	6	$508	$505
Nine months ended September 30, 2018
Real estate – 1-4 family mortgage	4	$625	$625
Real estate – commercial mortgage	1	83	78
Total	5	$708	$703

With respect to loans that were restructured during the nine months ended September 30, 2019, $61 have subsequently defaulted as of the date of this report. With respect to loans that were restructured during the nine months ended September 30, 2018, none subsequently defaulted within twelve months of the restructuring.

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There was one restructured loan in the amount of $40 contractually 90 days past due or more and still accruing at September 30, 2019 and two restructured loans in the amount of $228

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

contractually 90 days past due or more and still accruing at September 30, 2018. The outstanding balance of restructured loans on nonaccrual status was $3,101 and $3,147 at September 30, 2019 and September 30, 2018, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2019	51	$5,325
Additional advances or loans with concessions	6	522
Reclassified as performing restructured loan	2	78
Reductions due to:
Reclassified as nonperforming	(6)	(505)
Paid in full	(6)	(416)
Principal paydowns	—	(119)
Totals at September 30, 2019	47	$4,885

The allocated allowance for loan losses attributable to restructured loans was $30 and $33 at September 30, 2019 and September 30, 2018, respectively. The Company had $1 and $19 in remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2019 and September 30, 2018, respectively.
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

	Pass	Watch	Substandard	Total
September 30, 2019
Commercial, financial, agricultural	$742,438	$12,351	$12,803	$767,592
Real estate – construction	691,112	2,923	8,914	702,949
Real estate – 1-4 family mortgage	320,874	3,520	3,010	327,404
Real estate – commercial mortgage	2,419,230	34,179	25,801	2,479,210
Installment loans to individuals	28	—	—	28
Total	$4,173,682	$52,973	$50,528	$4,277,183
December 31, 2018
Commercial, financial, agricultural	$615,803	$18,326	$6,973	$641,102
Real estate – construction	558,494	2,317	8,157	568,968
Real estate – 1-4 family mortgage	321,564	4,660	4,260	330,484
Real estate – commercial mortgage	2,210,100	54,579	24,144	2,288,823
Installment loans to individuals	—	—	—	—
Total	$3,705,961	$79,882	$43,534	$3,829,377

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

	Performing	Non- Performing	Total
September 30, 2019
Commercial, financial, agricultural	$219,469	$1,806	$221,275
Lease financing	69,549	404	69,953
Real estate – construction	61,258	382	61,640
Real estate – 1-4 family mortgage	1,899,433	9,071	1,908,504
Real estate – commercial mortgage	328,755	1,505	330,260
Installment loans to individuals	162,827	176	163,003
Total	$2,741,291	$13,344	$2,754,635
December 31, 2018
Commercial, financial, agricultural	$233,046	$1,501	$234,547
Lease financing	61,776	89	61,865
Real estate – construction	66,551	—	66,551
Real estate – 1-4 family mortgage	1,751,994	5,412	1,757,406
Real estate – commercial mortgage	338,367	1,175	339,542
Installment loans to individuals	100,099	325	100,424
Total	$2,551,833	$8,502	$2,560,335

Note 5 – Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 5, all references to “loans” mean purchased loans excluding loans held for sale.

The following is a summary of purchased loans as of the dates presented:

	September 30, 2019	December 31, 2018
Commercial, financial, agricultural	$339,693	$420,263
Real estate – construction	52,106	105,149
Real estate – 1-4 family mortgage	561,725	707,453
Real estate – commercial mortgage	1,212,905	1,423,144
Installment loans to individuals	115,537	37,408
Gross loans	2,281,966	2,693,417
Unearned income	—	—
Loans, net of unearned income	$2,281,966	$2,693,417

Past Due and Nonaccrual Loans
The Company’s policies with respect to placing loans on nonaccrual status or charging off loans, and its accounting for interest on any such loans, are described above in Note 4, “Non Purchased Loans.”
The following table provides an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2019
Commercial, financial, agricultural	$2,133	$1,676	$334,410	$338,219	$—	$1,184	$290	$1,474	$339,693
Real estate – construction	375	—	51,731	52,106	—	—	—	—	52,106
Real estate – 1-4 family mortgage	5,829	2,943	549,220	557,992	333	1,852	1,548	3,733	561,725
Real estate – commercial mortgage	3,674	2,345	1,206,299	1,212,318	—	254	333	587	1,212,905
Installment loans to individuals	4,458	70	110,680	115,208	24	41	264	329	115,537
Total	$16,469	$7,034	$2,252,340	$2,275,843	$357	$3,331	$2,435	$6,123	$2,281,966
December 31, 2018
Commercial, financial, agricultural	$1,811	$97	$417,786	$419,694	$—	$477	$92	$569	$420,263
Real estate – construction	1,235	68	103,846	105,149	—	—	—	—	105,149
Real estate – 1-4 family mortgage	8,981	4,455	690,697	704,133	202	1,881	1,237	3,320	707,453
Real estate – commercial mortgage	5,711	2,410	1,413,346	1,421,467	—	1,401	276	1,677	1,423,144
Installment loans to individuals	1,342	202	35,594	37,138	2	24	244	270	37,408
Total	$19,080	$7,232	$2,661,269	$2,687,581	$204	$3,783	$1,849	$5,836	$2,693,417

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
Loans accounted for under ASC 310-20, and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
September 30, 2019
Commercial, financial, agricultural	$2,565	$2,495	$20	$2,515	$282
Real estate – construction	256	256	—	256	2
Real estate – 1-4 family mortgage	5,982	2,983	2,282	5,265	23
Real estate – commercial mortgage	1,172	930	208	1,138	6
Installment loans to individuals	354	247	83	330	2
Total	$10,329	$6,911	$2,593	$9,504	$315
December 31, 2018
Commercial, financial, agricultural	$671	$600	$11	$611	$173
Real estate – construction	576	576	—	576	5
Real estate – 1-4 family mortgage	5,787	1,381	3,780	5,161	18
Real estate – commercial mortgage	2,266	2,066	146	2,212	338
Installment loans to individuals	280	246	24	270	3
Totals	$9,580	$4,869	$3,961	$8,830	$537

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$2,533	$2	$331	$3
Real estate – construction	256	—	520	1
Real estate – 1-4 family mortgage	5,364	30	4,817	33
Real estate – commercial mortgage	1,150	11	1,511	12
Installment loans to individuals	333	—	244	—
Total	$9,636	$43	$7,423	$49

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$2,312	$6	$334	$8
Real estate – construction	256	3	520	2
Real estate – 1-4 family mortgage	5,468	96	4,907	107
Real estate – commercial mortgage	1,185	36	1,545	43
Installment loans to individuals	340	—	244	—
Total	$9,561	$141	$7,550	$160

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loans accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
September 30, 2019
Commercial, financial, agricultural	$54,354	$3,417	$27,693	$31,110	$128
Real estate – construction	624	—	605	605	—
Real estate – 1-4 family mortgage	45,511	11,203	26,421	37,624	350
Real estate – commercial mortgage	136,472	58,068	57,714	115,782	2,068
Installment loans to individuals	6,013	646	2,347	2,993	2
Total	$242,974	$73,334	$114,780	$188,114	$2,548
December 31, 2018
Commercial, financial, agricultural	$44,403	$3,779	$25,364	$29,143	$161
Real estate – 1-4 family mortgage	53,823	12,169	36,074	48,243	488
Real estate – commercial mortgage	165,700	62,003	78,435	140,438	1,901
Installment loans to individuals	8,290	660	3,770	4,430	2
Totals	$272,216	$78,611	$143,643	$222,254	$2,552

The following table presents the average recorded investment and interest income recognized on loans accounted for under ASC 310-30 and which are impaired loans for the periods presented:

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$32,150	$283	$11,705	$162
Real estate – construction	558	8	—	—
Real estate – 1-4 family mortgage	38,031	538	51,957	621
Real estate – commercial mortgage	117,179	1,541	141,780	1,705
Installment loans to individuals	3,192	86	1,608	18
Total	$191,110	$2,456	$207,050	$2,506

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$35,304	$1,145	$12,117	$579
Real estate – construction	560	8	—	—
Real estate – 1-4 family mortgage	38,682	1,699	53,093	1,941
Real estate – commercial mortgage	119,327	5,015	144,530	5,610
Installment loans to individuals	3,576	287	1,616	54
Total	$197,449	$8,154	$211,356	$8,184

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

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended September 30, 2019
Commercial, financial, agricultural	1	$258	$258
Real estate – 1-4 family mortgage	1	$34	$34
Total	2	$292	$292

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Nine months ended September 30, 2019
Commercial, financial, agricultural	2	$2,778	$2,778
Real estate – 1-4 family mortgage	1	$34	$34
Real estate – commercial mortgage	1	80	76
Total	4	$2,892	$2,888
Nine months ended September 30, 2018
Commercial, financial, agricultural	1	$48	$44
Real estate – 1-4 family mortgage	1	$18	$17
Real estate – commercial mortgage	1	8	7
Total	3	$74	$68

With respect to loans that were restructured during the nine months ended September 30, 2019, none have subsequently defaulted as of the date of this report. With respect to loans that were restructured during the nine months ended September 30, 2018, $5 have subsequently defaulted within twelve months of the restructuring.

There were two restructured loans in the amount of $272 contractually 90 days past due or more and still accruing at September 30, 2019 and three restructured loans in the amount of $503 contractually 90 days past due or more and still accruing at September 30, 2018. The outstanding balance of restructured loans on nonaccrual status was $707 and $493 at September 30, 2019 and September 30, 2018, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Recorded Investment
Totals at January 1, 2019	54	$7,495
Additional advances or loans with concessions	4	3,128
Reclassified as performing restructured loan	13	1,788
Reductions due to:
Reclassified to nonperforming loans	(9)	(746)
Paid in full	(7)	(370)
Measurement period adjustment on recently acquired loans	—	(2,376)
Principal paydowns	—	(375)
Totals at September 30, 2019	55	$8,544

The allocated allowance for loan losses attributable to restructured loans was $91 and $62 at September 30, 2019 and September 30, 2018, respectively. The Company had $5 and $2 in remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2019 and September 30, 2018, respectively.
Credit Quality
A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 4, “Non Purchased Loans.” The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

	Pass	Watch	Substandard	Total
September 30, 2019
Commercial, financial, agricultural	$281,746	$7,323	$5,208	$294,277
Real estate – construction	49,431	—	—	49,431
Real estate – 1-4 family mortgage	80,714	3,874	5,448	90,036
Real estate – commercial mortgage	1,006,704	44,714	15,971	1,067,389
Installment loans to individuals	—	—	—	—
Total	$1,418,595	$55,911	$26,627	$1,501,133
December 31, 2018
Commercial, financial, agricultural	$333,147	$33,857	$2,744	$369,748
Real estate – construction	101,122	—	842	101,964
Real estate – 1-4 family mortgage	113,874	7,347	7,585	128,806
Real estate – commercial mortgage	1,198,540	43,046	9,984	1,251,570
Installment loans to individuals	—	—	2	2
Total	$1,746,683	$84,250	$21,157	$1,852,090

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Performing	Non- Performing	Total
September 30, 2019
Commercial, financial, agricultural	$14,012	$294	$14,306
Real estate – construction	2,070	—	2,070
Real estate – 1-4 family mortgage	430,549	3,516	434,065
Real estate – commercial mortgage	29,629	105	29,734
Installment loans to individuals	112,198	346	112,544
Total	$588,458	$4,261	$592,719
December 31, 2018
Commercial, financial, agricultural	$21,303	$69	$21,372
Real estate – construction	3,185	—	3,185
Real estate – 1-4 family mortgage	526,699	3,705	530,404
Real estate – commercial mortgage	30,951	185	31,136
Installment loans to individuals	32,676	300	32,976
Total	$614,814	$4,259	$619,073

Loans Purchased with Deteriorated Credit Quality
Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

Total Purchased Credit Deteriorated Loans
September 30, 2019
Commercial, financial, agricultural	$31,110
Real estate – construction	605
Real estate – 1-4 family mortgage	37,624
Real estate – commercial mortgage	115,782
Installment loans to individuals	2,993
Total	$188,114
December 31, 2018
Commercial, financial, agricultural	$29,143
Real estate – 1-4 family mortgage	48,243
Real estate – commercial mortgage	140,438
Installment loans to individuals	4,430
Total	$222,254

The following table presents the fair value of loans that exhibited evidence of deteriorated credit quality at the time of acquisition at September 30, 2019:

Total Purchased Credit Deteriorated Loans
Contractually-required principal and interest	$276,348
Nonaccretable difference(1)	(62,180)
Cash flows expected to be collected	214,168
Accretable yield(2)	(26,054)
Fair value	$188,114

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(1)	Represents contractual principal and interest cash flows of $52,839 and $9,341, respectively, not expected to be collected.

(2)	Represents contractual principal and interest cash flows of $1,625 and $24,429, respectively, expected to be collected.
Changes in the accretable yield of loans purchased with deteriorated credit quality were as follows as of September 30, 2019:

Total Purchased Credit Deteriorated Loans
Balance at January 1, 2019	$(34,265)
Measurement period adjustment on recently acquired loans	(3,712)
Reclassification from nonaccretable difference	(6,056)
Accretion	16,442
Charge-offs	1,537
Balance at September 30, 2019	$(26,054)

The following table presents the fair value of loans purchased from Brand as of the September 1, 2018 acquisition date.

At acquisition date:	September 1, 2018
Contractually-required principal and interest	$1,625,079
Nonaccretable difference	(164,554)
Cash flows expected to be collected	1,460,525
Accretable yield	(138,318)
Fair value	$1,322,207

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Allowance for Loan Losses
(In Thousands)
The following is a summary of total non purchased and purchased loans as of the dates presented:

	September 30, 2019	December 31, 2018
Commercial, financial, agricultural	$1,328,560	$1,295,912
Lease financing	73,617	64,992
Real estate – construction	816,695	740,668
Real estate – 1-4 family mortgage	2,797,633	2,795,343
Real estate – commercial mortgage	4,022,375	4,051,509
Installment loans to individuals	278,568	137,832
Gross loans	9,317,448	9,086,256
Unearned income	(3,664)	(3,127)
Loans, net of unearned income	9,313,784	9,083,129
Allowance for loan losses	(50,814)	(49,026)
Net loans	$9,262,970	$9,034,103

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a roll forward of the allowance for loan losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended September 30, 2019
Allowance for loan losses:
Beginning balance	$9,534	$5,302	$9,616	$24,302	$1,305	$50,059
Charge-offs	(757)	—	(268)	(677)	(3,263)	(4,965)
Recoveries	761	—	219	33	3,007	4,020
Net recoveries (charge-offs)	4	—	(49)	(644)	(256)	(945)
Provision for loan losses charged to operations	750	(175)	282	381	462	1,700
Ending balance	$10,288	$5,127	$9,849	$24,039	$1,511	$50,814

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Nine Months Ended September 30, 2019
Allowance for loan losses:
Beginning balance	$8,269	$4,755	$10,139	$24,492	$1,371	$49,026
Charge-offs	(1,709)	—	(1,143)	(1,406)	(3,695)	(7,953)
Recoveries	1,376	7	531	644	3,083	5,641
Net (charge-offs) recoveries	(333)	7	(612)	(762)	(612)	(2,312)
Provision for loan losses charged to operations	2,352	365	322	309	752	4,100
Ending balance	$10,288	$5,127	$9,849	$24,039	$1,511	$50,814
Period-End Amount Allocated to:
Individually evaluated for impairment	$1,382	$24	$186	$450	$3	$2,045
Collectively evaluated for impairment	8,778	5,103	9,313	21,521	1,506	46,221
Purchased with deteriorated credit quality	128	—	350	2,068	2	2,548
Ending balance	$10,288	$5,127	$9,849	$24,039	$1,511	$50,814

(1)	Includes lease financing receivables.

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Three Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$7,146	$4,702	$11,657	$22,450	$1,400	$47,355
Charge-offs	(511)	—	(211)	(216)	(402)	(1,340)
Recoveries	24	3	119	152	47	345
Net (charge-offs) recoveries	(487)	3	(92)	(64)	(355)	(995)
Provision for loan losses charged to operations	1,448	8	(1,497)	2,041	250	2,250
Ending balance	$8,107	$4,713	$10,068	$24,427	$1,295	$48,610

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total

Nine Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$5,542	$3,428	$12,009	$23,384	$1,848	$46,211
Charge-offs	(1,627)	—	(1,861)	(875)	(623)	(4,986)
Recoveries	373	10	335	756	101	1,575
Net (charge-offs) recoveries	(1,254)	10	(1,526)	(119)	(522)	(3,411)
Provision for loan losses charged to operations	3,819	1,275	(415)	1,162	(31)	5,810
Ending balance	$8,107	$4,713	$10,068	$24,427	$1,295	$48,610
Period-End Amount Allocated to:
Individually evaluated for impairment	$421	$70	$70	$715	$4	$1,280
Collectively evaluated for impairment	7,326	4,643	9,493	21,751	1,289	44,502
Purchased with deteriorated credit quality	360	—	505	1,961	2	2,828
Ending balance	$8,107	$4,713	$10,068	$24,427	$1,295	$48,610

(1)	Includes lease financing receivables.

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
September 30, 2019
Individually evaluated for impairment	$8,124	$12,380	$17,332	$11,755	$455	$50,046
Collectively evaluated for impairment	1,289,326	803,710	2,742,677	3,894,838	345,073	9,075,624
Purchased with deteriorated credit quality	31,110	605	37,624	115,782	2,993	188,114
Ending balance	$1,328,560	$816,695	$2,797,633	$4,022,375	$348,521	$9,313,784
December 31, 2018
Individually evaluated for impairment	$2,445	$10,043	$14,238	$8,059	$493	$35,278
Collectively evaluated for impairment	1,264,324	730,625	2,732,862	3,903,012	194,774	8,825,597
Purchased with deteriorated credit quality	29,143	—	48,243	140,438	4,430	222,254
Ending balance	$1,295,912	$740,668	$2,795,343	$4,051,509	$199,697	$9,083,129

(1)	Includes lease financing receivables.

Note 7 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Purchased OREO	Non Purchased OREO	Total OREO
September 30, 2019
Residential real estate	$907	$97	$1,004
Commercial real estate	3,049	908	3,957
Residential land development	530	369	899
Commercial land development	1,730	601	2,331
Total	$6,216	$1,975	$8,191
December 31, 2018
Residential real estate	$423	$1,910	$2,333
Commercial real estate	2,686	1,611	4,297
Residential land development	678	421	1,099
Commercial land development	2,400	911	3,311
Total	$6,187	$4,853	$11,040

Changes in the Company’s purchased and non purchased OREO were as follows:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at January 1, 2019	$6,187	$4,853	$11,040
Transfers of loans	2,424	1,189	3,613
Impairments	(804)	(317)	(1,121)
Dispositions	(1,591)	(3,750)	(5,341)
Balance at September 30, 2019	$6,216	$1,975	$8,191

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Repairs and maintenance	$94	$74	$306	$242
Property taxes and insurance	43	38	169	187
Impairments	253	380	1,121	1,129
Net (gains) losses on OREO sales	31	(213)	91	(356)
Rental income	(3)	(1)	(13)	(35)
Total	$418	$278	$1,674	$1,167

Note 8 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the nine months ended September 30, 2019 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2019	$930,161	$2,767	$932,928
Measurement period adjustment to goodwill from Brand acquisition	6,755	—	6,755
Balance at September 30, 2019	$936,916	$2,767	$939,683

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The addition to goodwill from the Brand acquisition is due to changes in estimated values of assets acquired and liabilities assumed in the Brand acquisition. This addition is primarily related to measurement period adjustments on the fair value of loans, debt and other assets. The purchase accounting related to the Brand acquisition is now final.

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2019
Core deposit intangibles	$82,492	$(44,694)	$37,798
Customer relationship intangible	1,970	(1,061)	909
Total finite-lived intangible assets	$84,462	$(45,755)	$38,707
December 31, 2018
Core deposit intangibles	$82,492	$(38,634)	$43,858
Customer relationship intangible	1,970	(963)	1,007
Total finite-lived intangible assets	$84,462	$(39,597)	$44,865

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization expense for:
Core deposit intangibles	$1,963	$1,732	$6,060	$4,911
Customer relationship intangible	33	33	99	99
Total intangible amortization	$1,996	$1,765	$6,159	$5,010

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2019 and the succeeding four years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2019	$7,965	$131	$8,096
2020	6,939	131	7,070
2021	5,860	131	5,991
2022	4,940	131	5,071
2023	4,044	131	4,175

Note 9 – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights (“MSRs”) are recognized as a separate asset on the date the corresponding mortgage loan is sold. MSRs are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance, to the extent that unamortized cost exceeds fair value. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances related to servicing rights are reported in mortgage banking income on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. There were $3,132 of valuation adjustments on MSRs during the nine months ended September 30, 2019, primarily arising on account

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

of the difference between actual prepayment speeds and the Company’s assumptions with respect to prepayment speeds, and no valuation adjustments recognized during the nine months ended September 30, 2018.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2019	$48,230
Capitalization	8,183
Amortization	(4,995)
Valuation adjustment	(3,132)
Balance at September 30, 2019	$48,286

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

	September 30, 2019	December 31, 2018
Unpaid principal balance	$4,761,925	$4,635,712

Weighted-average prepayment speed (CPR)	12.12%	7.95%
Estimated impact of a 10% increase	$(2,280)	$(1,264)
Estimated impact of a 20% increase	(4,380)	(2,569)

Discount rate	9.60%	9.45%
Estimated impact of a 10% increase	$(1,815)	$(2,657)
Estimated impact of a 20% increase	(3,499)	(5,103)

Weighted-average coupon interest rate	4.07%	4.04%
Weighted-average servicing fee (basis points)	28.36	27.47
Weighted-average remaining maturity (in years)	6.08	8.03

The Company recorded servicing fees of $2,346 and $2,154 for the three months ended September 30, 2019 and 2018, respectively, which are included in “Mortgage banking income” in the Consolidated Statements of Income. The Company recorded servicing fees of $7,081 and $6,648 for the nine months ended September 30, 2019 and 2018, respectively.

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

Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$—	$—	$2	$2
Interest cost	294	261	7	7
Expected return on plan assets	(362)	(520)	—	—
Recognized actuarial loss (gain)	110	82	(6)	—
Net periodic benefit cost (return)	$42	$(177)	$3	$9

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$—	$—	$5	$6
Interest cost	882	783	23	23
Expected return on plan assets	(1,087)	(1,558)	—	—
Recognized actuarial loss (gain)	331	246	(17)	—
Net periodic benefit cost (return)	$126	$(529)	$11	$29

Incentive Compensation Plans
The Company maintains a long-term equity compensation plan that provides for the grant of stock options and the award of restricted stock. The plan replaced the long-term incentive plan adopted in 2001, which expired in October 2011. Options granted under the plan permit the acquisition of shares of the Company’s common stock at an exercise price equal to the fair market value of the shares on the date of grant. Options are subject to time-based vesting and expire ten years after the date of grant. Options that do not vest or expire unexercised are forfeited and canceled. There were no stock options granted, nor compensation expense associated with options recorded, during the nine months ended September 30, 2019 or 2018.

The following table summarizes information about options outstanding, exercised and forfeited as of and for the nine months ended September 30, 2019:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	43,750	$15.84
Granted	—	—
Exercised	(11,000)	16.29
Forfeited	—	—
Options outstanding at end of period	32,750	$15.69

The Company also awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to non-employee directors, executives, and other officers and employees. Performance-based awards are subject to the attainment of designated performance criteria during a fixed performance cycle. Performance criteria may relate to the Company’s performance or to the performance of an affiliate, region, division or profit center in each case measured on an absolute basis or relative to a defined peer group. The Company annually sets threshold, target, and superior levels of performance. Threshold performance must be attained for the vesting of any shares; superior performance must be attained for maximum payouts. Time-based restricted stock awards relate to a fixed number of shares that vest at the end of a designated service period.

The following table summarizes the changes in restricted stock as of and for the nine months ended September 30, 2019:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	41,300	$40.89	304,955	$41.82
Awarded	154,250	30.18	307,854	32.11
Vested	—	—	(90,108)	39.83
Cancelled	—	—	(13,483)	41.10
Nonvested at end of period	195,550	$32.44	509,218	$36.32

During the nine months ended September 30, 2019, the Company reissued 116,252 shares from treasury in connection with the exercise of stock options and awards of restricted stock. The Company recorded total stock-based compensation expense of $3,002 and $1,844 for the three months ended September 30, 2019 and 2018, respectively, and $7,721 and $5,556 for the nine months ended September 30, 2019 and 2018, respectively.

Note 11 – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2019, the Company had notional amounts of $204,590 on interest rate contracts with corporate customers and $204,590 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

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
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate and adjustable-rate mortgage loans was $316,330 and $159,464 at September 30, 2019 and December 31, 2018, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $593,000 and $281,343 at September 30, 2019 and December 31, 2018, respectively.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$5,055	$2,779
Interest rate lock commitments	Other Assets	6,694	3,740
Forward commitments	Other Assets	580	—
Totals		$12,329	$6,519
Derivative liabilities:
Designated as hedging instruments:
Interest rate swaps	Other Liabilities	$6,290	$2,046
Totals		$6,290	$2,046
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$5,055	$2,779
Interest rate lock commitments	Other Liabilities	14	—
Forward commitments	Other Liabilities	1,136	3,563
Totals		$6,205	$6,342

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$950	$1,042	$2,985	$3,066
Interest rate lock commitments:
Included in mortgage banking income	(444)	(1,737)	2,954	209
Forward commitments
Included in mortgage banking income	3,526	2,839	3,006	1,915
Total	$4,032	$2,144	$8,945	$5,190

For the Company’s derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the nine months ended September 30, 2019 or 2018. The impact on other comprehensive income for the nine months ended September 30, 2019 and 2018, respectively, can be seen at Note 15, “Other Comprehensive Income (Loss).”

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Gross amounts recognized	$589	$1,620	$12,471	$6,768
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	589	1,620	12,471	6,768
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	589	1,620	589	1,620
Financial collateral pledged	—	—	11,061	2,745
Net amounts	$—	$—	$821	$2,403

Note 12 – Income Taxes

(In Thousands)

The following table is a summary of the Company’s temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates presented.

	September 30,	December 31,
	2019	2018
Deferred tax assets
Allowance for loan losses	$15,276	$14,097
Loans	14,260	18,655
Deferred compensation	10,941	10,001
Securities	—	6,180
Impairment of assets	1,150	1,280
Federal and State net operating loss carryforwards	12,357	19,065
Leases	23,485	—
Other	6,074	9,800
Total deferred tax assets	83,543	79,078
Deferred tax liabilities
Securities	507	—
Investment in partnerships	1,265	1,572
Fixed assets	3,864	3,865
Mortgage servicing rights	13,179	12,350
Junior subordinated debt	2,372	1,607
Intangibles	5,255	6,190
Right of use assets	22,498	—
Other	1,369	1,792
Total deferred tax liabilities	50,309	27,376
Net deferred tax assets	$33,234	$51,702

For the nine months ended September 30, 2019 and 2018, the Company recorded a provision for income taxes totaling $38,667 and $28,629, respectively. The provision for income taxes includes both federal and state income taxes and differs from the statutory

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

rate due to favorable permanent differences. The effective tax rate was 23.04% and 21.83% for the nine months ended September 30, 2019 and 2018, respectively.
The Company and its subsidiary file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the state departments of revenue for the years ending December 31, 2015 through December 31, 2018.
The Company acquired both federal and state net operating losses as part of its previous acquisitions with varying expiration periods. The federal and state net operating losses acquired in the Brand acquisition were $83,960 and $67,168, respectively, as of the September 1, 2018 acquisition date, all created in 2018. As part of The Tax Cuts and Jobs Act and corresponding state tax laws, the federal net operating losses and the majority of the state net operating losses created by Brand have an indefinite carryforward period. As of December 31, 2018, there are federal and state net operating losses acquired in the Brand acquisition, without expiration periods of $71,963 and $63,218, respectively. The federal and state net operating losses acquired in the Company’s acquisition of Heritage Financial Group, Inc. (“Heritage”) in 2015 were $18,321 and $16,877, respectively, of which $4,956 and $2,365 remain to be utilized as of December 31, 2018. The net operating losses related to the Heritage acquisition begin to expire in 2029 and are expected to be utilized. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the period ending September 30, 2019.
Note 13 – Investments in Qualified Affordable Housing Projects
(In Thousands)

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period.  At September 30, 2019 and December 31, 2018, the carrying value of the Company’s QAHPs was $4,841 and $6,037, respectively. The Company has no remaining funding obligations related to the QAHPs.  The investments in QAHPs are being accounted for using the effective yield method. The investments in QAHPs are included in “Other assets” on the Consolidated Balance Sheets.

Components of the Company’s investments in QAHPs were included in the line item “Income taxes” in the Consolidated Statements of Income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Tax credit amortization	$394	$394	$1,181	$1,198
Tax credits and other benefits	(529)	(572)	(1,674)	(1,717)
Total	$(135)	$(178)	$(493)	$(519)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
September 30, 2019
Financial assets:
Securities available for sale:
U.S. Treasury securities	$—	$498	$—	$498
Obligations of other U.S. Government agencies and corporations	—	2,537	—	2,537
Obligations of states and political subdivisions	—	216,988	—	216,988
Residential mortgage backed securities:
Government agency mortgage backed securities	—	666,167	—	666,167
Government agency collateralized mortgage obligations	—	191,187	—	191,187
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	27,666	—	27,666
Government agency collateralized mortgage obligations	—	75,423	—	75,423
Trust preferred securities	—	—	9,862	9,862
Other debt securities	—	48,249	—	48,249
Total securities available for sale	—	1,228,715	9,862	1,238,577
Derivative instruments:
Interest rate contracts	—	5,055	—	5,055
Interest rate lock commitments	—	6,694	—	6,694
Forward commitments	—	580	—	580
Total derivative instruments	—	12,329	—	12,329
Mortgage loans held for sale in loans held for sale	—	392,448	—	392,448
Total financial assets	$—	$1,633,492	$9,862	$1,643,354
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$6,290	$—	$6,290
Interest rate contracts	—	5,055	—	5,055
Interest rate lock commitments	—	14	—	14
Forward commitments	—	1,136	—	1,136
Total derivative instruments	—	12,495	—	12,495
Total financial liabilities	$—	$12,495	$—	$12,495

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2018
Financial assets:
Securities available for sale:
Obligations of other U.S. Government agencies and corporations	$—	$2,511	$—	$2,511
Obligations of states and political subdivisions	—	203,269	—	203,269
Residential mortgage backed securities:
Government agency mortgage backed securities	—	613,283	—	613,283
Government agency collateralized mortgage obligations	—	326,989	—	326,989
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	21,830	—	21,830
Government agency collateralized mortgage obligations	—	28,335	—	28,335
Trust preferred securities	—	—	10,633	10,633
Other debt securities	—	43,927	—	43,927
Total securities available for sale	—	1,240,144	10,633	1,250,777
Derivative instruments:
Interest rate contracts	—	2,779	—	2,779
Interest rate lock commitments	—	3,740	—	3,740
Total derivative instruments	—	6,519	—	6,519
Mortgage loans held for sale	—	219,848	—	219,848
Total financial assets	$—	$1,466,511	$10,633	$1,477,144
Financial liabilities:
Derivative instruments:
Interest rate swaps	$—	$2,046	$—	$2,046
Interest rate contracts	—	2,779	—	2,779
Forward commitments	—	3,563	—	3,563
Total derivative instruments	—	8,388	—	8,388
Total financial liabilities	$—	$8,388	$—	$8,388

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the nine months ended September 30, 2019.
The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of the dates presented:

Three Months Ended September 30, 2019	Trust preferred securities
Balance at July 1, 2019	$10,386
Accretion included in net income	9
Unrealized losses included in other comprehensive income	(439)
Purchases	—
Sales	—
Issues	—
Settlements	(94)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2019	$9,862

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended September 30, 2018	Trust preferred securities
Balance at July 1, 2018	$10,401
Accretion included in net income	8
Unrealized losses included in other comprehensive income	(45)
Purchases	—
Sales	—
Issues	—
Settlements	(60)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2018	$10,304

Nine Months Ended September 30, 2019	Trust preferred securities
Balance at January 1, 2019	$10,633
Accretion included in net income	26
Unrealized losses included in other comprehensive income	(572)
Purchases	—
Sales	—
Issues	—
Settlements	(225)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2019	$9,862

Nine Months Ended September 30, 2018	Trust preferred securities
Balance at January 1, 2018	$9,388
Accretion included in net income	25
Unrealized gains included in other comprehensive income	1,007
Reclassification adjustment	—
Purchases	—
Sales	—
Issues	—
Settlements	(116)
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2018	$10,304

For each of the three and the nine months ended September 30, 2019 and 2018, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of September 30, 2019 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a recurring basis:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$9,862	Discounted cash flows	Default rate	0-100%

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

September 30, 2019	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$25,418	$25,418
OREO	—	—	2,911	2,911
Mortgage servicing rights	—	—	48,286	48,286
Total	$—	$—	$76,615	$76,615

December 31, 2018	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$21,686	$21,686
OREO	—	—	4,319	4,319
Total	$—	$—	$26,005	$26,005

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans that were measured or re-measured at fair value had a carrying value of $27,265 and $22,621 at September 30, 2019 and December 31, 2018, respectively, and a specific reserve for these loans of $1,847 and $935 was included in the allowance for loan losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets as of the dates presented:

	September 30, 2019	December 31, 2018
Carrying amount prior to remeasurement	$3,799	$5,258
Impairment recognized in results of operations	(888)	(939)
Fair value	$2,911	$4,319

Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management's assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at September 30, 2019 and December 31, 2018. There were $3,132 of valuation adjustments on MSRs during the nine months ended September 30, 2019 and no valuation adjustments recognized during the twelve months ended December 31, 2018.
The following table presents information as of September 30, 2019 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$25,418	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	2,911	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net gains of $3,895 and $1,723 resulting from fair value changes of these mortgage loans were recorded in income during the nine months ended September 30, 2019 and 2018, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2019:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$392,448	$379,727	$12,721
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of September 30, 2019	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$409,661	$409,661	$—	$—	$409,661
Securities available for sale	1,238,577	—	1,228,715	9,862	1,238,577
Loans held for sale	392,448	—	392,448	—	392,448
Loans, net	9,262,970	—	—	9,040,016	9,040,016
Mortgage servicing rights	48,286	—	—	48,286	48,286
Derivative instruments	12,329	—	12,329	—	12,329
Financial liabilities
Deposits	$10,286,036	$8,011,246	$2,273,658	$—	$10,284,904
Short-term borrowings	205,602	205,602	—	—	205,602
Other long-term borrowings	10	10	—	—	10
Federal Home Loan Bank advances	4,055	—	4,252	—	4,252
Junior subordinated debentures	110,070	—	104,330	—	104,330
Subordinated notes	113,969	—	117,525	—	117,525
Derivative instruments	12,495	—	12,495	—	12,495

		Fair Value
As of December 31, 2018	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$569,111	$569,111	$—	$—	$569,111
Securities available for sale	1,250,777	—	1,240,144	10,633	1,250,777
Loans held for sale	411,427	—	219,848	191,579	411,427
Loans, net	9,034,103	—	—	8,818,039	8,818,039
Mortgage servicing rights	48,230	—	—	61,111	61,111
Derivative instruments	6,519	—	6,519	—	6,519
Financial liabilities
Deposits	$10,128,557	$7,765,773	$2,337,334	$—	$10,103,107
Short-term borrowings	387,706	387,706	—	—	387,706
Other long-term borrowings	53	53	—	—	53
Federal Home Loan Bank advances	6,690	—	6,751	—	6,751
Junior subordinated debentures	109,636	—	109,766	—	109,766
Subordinated notes	147,239	—	148,875	—	148,875
Derivative instruments	8,388	—	8,388	—	8,388

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 15 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income (loss), net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended September 30, 2019
Securities available for sale:
Unrealized holding losses on securities	$(84)	$(22)	$(62)
Reclassification adjustment for losses realized in net income	2,516	640	1,876
Total securities available for sale	2,432	618	1,814
Derivative instruments:
Unrealized holding losses on derivative instruments	(949)	(241)	(708)
Total derivative instruments	(949)	(241)	(708)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	104	26	78
Total defined benefit pension and post-retirement benefit plans	104	26	78
Total other comprehensive income	$1,587	$403	$1,184
Three months ended September 30, 2018
Securities available for sale:
Unrealized holding losses on securities	$(6,548)	$(1,666)	$(4,882)
Reclassification adjustment for losses realized in net income	15	4	11
Total securities available for sale	(6,533)	(1,662)	(4,871)
Derivative instruments:
Unrealized holding gains on derivative instruments	857	218	639
Total derivative instruments	857	218	639
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	82	21	61
Total defined benefit pension and post-retirement benefit plans	82	21	61
Total other comprehensive loss	$(5,594)	$(1,423)	$(4,171)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Nine months ended September 30, 2019
Securities available for sale:
Unrealized holding gains on securities	$27,695	$7,047	$20,648
Reclassification adjustment for losses realized in net income	2,511	639	1,872
Total securities available for sale	30,206	7,686	22,520
Derivative instruments:
Unrealized holding losses on derivative instruments	(4,244)	(1,080)	(3,164)
Total derivative instruments	(4,244)	(1,080)	(3,164)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	314	80	234
Total defined benefit pension and post-retirement benefit plans	314	80	234
Total other comprehensive income	$26,276	$6,686	$19,590

Nine months ended September 30, 2018
Securities available for sale:
Unrealized holding losses on securities	$(21,182)	$(5,391)	$(15,791)
Reclassification adjustment for losses realized in net income	15	4	11
Total securities available for sale	(21,167)	(5,387)	(15,780)
Derivative instruments:
Unrealized holding gains on derivative instruments	2,527	643	1,884
Total derivative instruments	2,527	643	1,884
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	246	62	184
Total defined benefit pension and post-retirement benefit plans	246	62	184
Total other comprehensive loss	$(18,394)	$(4,682)	$(13,712)

The accumulated balances for each component of other comprehensive income (loss), net of tax, were as follows as of the dates presented:

	September 30, 2019	December 31, 2018
Unrealized gains on securities	$23,586	$1,066
Non-credit related portion of other-than-temporary impairment on securities	(11,319)	(11,319)
Unrealized losses on derivative instruments	(3,794)	(630)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(6,779)	(7,013)
Total accumulated other comprehensive income (loss)	$1,694	$(17,896)

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

	Three Months Ended
	September 30,
	2019	2018
Basic
Net income applicable to common stock	$37,446	$31,964
Average common shares outstanding	58,003,215	52,472,971
Net income per common share - basic	$0.65	$0.61
Diluted
Net income applicable to common stock	$37,446	$31,964
Average common shares outstanding	58,003,215	52,472,971
Effect of dilutive stock-based compensation	189,204	136,931
Average common shares outstanding - diluted	58,192,419	52,609,902
Net income per common share - diluted	$0.64	$0.61

	Nine Months Ended
	September 30,
	2019	2018
Basic
Net income applicable to common stock	$129,181	$102,500
Average common shares outstanding	58,347,840	50,425,797
Net income per common share - basic	$2.21	$2.03
Diluted
Net income applicable to common stock	$129,181	$102,500
Average common shares outstanding	58,347,840	50,425,797
Effect of dilutive stock-based compensation	160,742	127,395
Average common shares outstanding - diluted	58,508,582	50,553,192
Net income per common share - diluted	$2.21	$2.03

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	September 30,
	2019	2018
Number of shares	691	43,779
Exercise prices (for stock option awards)	—	—

	Nine Months Ended
	September 30,
	2019	2018
Number of shares	1,334	73,507
Exercise prices (for stock option awards)	—	—

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	September 30, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,252,116	10.56%	$1,188,412	10.11%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,147,024	11.36%	1,085,751	11.05%
Tier 1 Capital to Risk-Weighted Assets	1,252,116	12.40%	1,188,412	12.10%
Total Capital to Risk-Weighted Assets	1,421,600	14.07%	1,386,507	14.12%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,326,065	11.20%	$1,276,976	10.88%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,326,065	13.15%	1,276,976	13.02%
Tier 1 Capital to Risk-Weighted Assets	1,326,065	13.15%	1,276,976	13.02%
Total Capital to Risk-Weighted Assets	1,381,973	13.70%	1,331,619	13.58%

Common equity Tier 1 capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. The required capital conservation buffer is 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. As shown in the tables above, as of September 30, 2019, the Company’s CET1 capital was in excess of the capital conservation buffer.

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
The following table provides financial information for the Company’s operating segments as of and for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended September 30, 2019
Net interest income (loss)	$111,696	$177	$485	$(3,533)	$108,825
Provision for loan losses	1,700	—	—	—	1,700
Noninterest income	31,911	2,533	3,859	(350)	37,953
Noninterest expense	90,996	1,948	3,287	269	96,500
Income (loss) before income taxes	50,911	762	1,057	(4,152)	48,578
Income tax expense (benefit)	12,009	200	—	(1,077)	11,132
Net income (loss)	$38,902	$562	$1,057	$(3,075)	$37,446

Total assets	$12,922,205	$27,448	$70,973	$19,048	$13,039,674
Goodwill	$936,916	$2,767	—	—	$939,683

Three months ended September 30, 2018
Net interest income (loss)	$101,970	$124	$324	$(2,979)	$99,439
Provision for loan losses	2,250	—	—	—	2,250
Noninterest income	32,140	2,488	3,641	(216)	38,053
Noninterest expense	89,370	1,899	3,284	193	94,746
Income (loss) before income taxes	42,490	713	681	(3,388)	40,496
Income tax expense (benefit)	9,226	186	—	(880)	8,532
Net income (loss)	$33,264	$527	$681	$(2,508)	$31,964

Total assets	$12,634,614	$25,236	$62,502	$24,587	$12,746,939
Goodwill	$924,494	$2,767	—	—	$927,261

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Nine months ended September 30, 2019
Net interest income (loss)	$343,418	$516	$1,244	$(10,406)	$334,772
Provision for loan losses	4,100	—	—	—	4,100
Noninterest income (loss)	97,789	7,634	11,408	(1,033)	115,798
Noninterest expense	261,905	5,661	10,199	857	278,622
Income (loss) before income taxes	175,202	2,489	2,453	(12,296)	167,848
Income tax expense (benefit)	41,205	648	—	(3,186)	38,667
Net income (loss)	$133,997	$1,841	$2,453	$(9,110)	$129,181

Total assets	$12,922,205	$27,448	$70,973	$19,048	$13,039,674
Goodwill	$936,916	$2,767	—	—	$939,683

Nine months ended September 30, 2018
Net interest income (loss)	$288,073	$348	$952	$(8,305)	$281,068
Provision for loan losses	5,810	—	—	—	5,810
Noninterest income	90,007	7,408	10,882	(710)	107,587
Noninterest expense	235,631	5,449	9,889	747	251,716
Income (loss) before income taxes	136,639	2,307	1,945	(9,762)	131,129
Income tax expense (benefit)	30,558	599	—	(2,528)	28,629
Net income (loss)	$106,081	$1,708	$1,945	$(7,234)	$102,500

Total assets	$12,634,614	$25,236	$62,502	$24,587	$12,746,939
Goodwill	$924,494	$2,767	—	—	$927,261

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

As of September 30, 2019, the net investment in these leases was $8,979, comprised of $7,167 in lease receivables, $2,415 in residual balances and $603 in deferred income. In order to mitigate potential exposure to residual asset risk, the Company utilizes first amendment or terminal rental adjustment clause leases.

For the three and nine months ended September 30, 2019, the Company generated $78 and $237, respectively, in income, which is included in interest income on loans on the Consolidated Statements of Income from these leases.
The maturities of the lessor arrangements outstanding at September 30, 2019 is presented in the table below.

Remainder of 2019	$197
2020	1,263
2021	1,435
2022	2,168
2023	2,403
Thereafter	1,513
Total lease receivables	$8,979

Lessee Arrangements
All of the Company’s lessee arrangements are operating leases, being real estate leases for Company facilities. Under these arrangements, the Company records right-of-use assets and corresponding lease liabilities, each of which is based on the present value of the remaining lease payments and are discounted at the Company’s incremental borrowing rate. Right-of-use assets are reported in premises and equipment on the Consolidated Balance Sheets and the related lease liabilities are reported in other liabilities. All leases are recorded on the Consolidated Balance Sheets except for leases with an initial term less than 12 months for which the Company elected the short-term lease recognition exemption. Lease expense is recognized on a straight-line basis over the lease term and is recorded in occupancy and equipment expense in the Consolidated Statements of Income. Variable lease payments consist primarily of common area maintenance and taxes. The Company does not have any material sublease agreements currently in place.

As of September 30, 2019, right-of-use assets totaled $86,654 and lease liabilities totaled $90,455. Lease terms may contain renewal and extension options and early termination features. Many leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of lease renewal options is at the Company’s sole discretion.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Renewal options which are reasonably certain to be exercised in the future were included in the measurement of right-of-use assets and lease liabilities.

The table below provides the components of lease cost and supplemental information for the periods presented.

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost (cost resulting from lease payments)	$2,601	$7,449
Short-term lease cost	9	29
Variable lease cost (cost excluded from lease payments)	434	1,231
Sublease income	(178)	(474)
Net lease cost	$2,866	$8,235
Operating lease - operating cash flows (fixed payments)	2,445	7,125
Operating lease - operating cash flows (liability reduction)	1,724	5,212
Weighted average lease term - operating leases (in years) (at period end)		17.46
Weighted average discount rate - operating leases (at period end)		3.41%

Right-of-use assets obtained in exchange for new lease liabilities - operating leases	$14,728	$37,471

The maturities of the lessee arrangements outstanding at September 30, 2019 are presented in the table below.

Remainder of 2019	$2,557
2020	9,632
2021	8,835
2022	8,460
2023	8,191
Thereafter	86,369
Total undiscounted cash flows	124,044
Discount on cash flows	33,589
Total operating lease liabilities	$90,455

As of September 30, 2019, the Company had leases with related parties that were obtained in the Brand acquisition. The related party leases have right-of-use assets of $13,074 and lease liabilities of $15,317, with total lease cost of $492 and $1,476 for the three and nine months ended September 30, 2019, respectively.

As required, the following disclosure is provided for periods prior to the adoption of ASC 842. The following is a summary of future minimum lease payments for years following December 31, 2018:

2019	$9,389
2020	8,199
2021	6,339
2022	4,929
2023	3,711
Thereafter	12,592
Total	$45,159

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at September 30, 2019 compared to December 31, 2018.
Assets
Total assets were $13,039,674 at September 30, 2019 compared to $12,934,878 at December 31, 2018.
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

	September 30, 2019		December 31, 2018
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
U.S. Treasury securities	$498	0.04%	$—	—%
Obligations of other U.S. Government agencies and corporations	2,537	0.20	2,511	0.20
Obligations of states and political subdivisions	216,988	17.52	203,269	16.25
Mortgage-backed securities	960,443	77.54	990,437	79.19
Trust preferred securities	9,862	0.80	10,633	0.85
Other debt securities	48,249	3.90	43,927	3.51
	$1,238,577	100.00%	$1,250,777	100.00%
During the nine months ended September 30, 2019, we purchased $366,265 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised approximately 80% of these purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Obligations of state and political subdivisions comprised approximately 19% of purchases made during the first nine months of 2019.
Proceeds from maturities, calls and principal payments on securities during the first nine months of 2019 totaled $192,520. During the first nine months of 2019, the Company sold securities with a carrying value of $212,137 at the time of sale for net proceeds of $212,485, resulting in a net gain on sale of $348. Mortgage-backed securities and CMOs, in the aggregate, comprised approximately 90% of these sales. Proceeds from the maturities, calls and principal payments on securities during the first nine months of 2018 totaled $113,511. During the first nine months of 2018, the Company sold municipal securities and residential mortgage backed securities with a carrying value of $2,403 at the time of sale for net proceeds of $2,387, resulting in a net loss on sale of $16.
For more information about the Company’s security portfolio, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans Held for Sale
Loans held for sale were $392,448 at September 30, 2019 compared to $411,427 at December 31, 2018. Included in the balance of loans held for sale at December 31, 2018 is a portfolio of non-mortgage consumer loans which totaled $191,579. In the third quarter of 2019, the Company reclassified this portfolio from loans held for sale to loans held for investment. At the time of the transfer, the portfolio totaled approximately $134,335.
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
Loans
Total loans, excluding loans held for sale, were $9,313,784 at September 30, 2019 and $9,083,129 at December 31, 2018. Included in the balance at September 30, 2019 are the non-mortgage consumer loans transferred from loans held for sale in the third quarter of 2019, as discussed above. At September 30, 2019, the balance of all non-mortgage consumer loans, including these transferred loans, included in total loans was $158,038.

The table below sets forth the balance of loans, net of unearned income and excluding loans held for sale, outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	September 30, 2019		December 31, 2018
	Balance	Percentage of Total Loans	Balance	Percentage of Total Loans
Commercial, financial, agricultural	$1,328,560	14.26%	$1,295,912	14.27%
Lease financing	69,953	0.75	61,865	0.68
Real estate – construction	816,695	8.77	740,668	8.15
Real estate – 1-4 family mortgage	2,797,633	30.04	2,795,343	30.78
Real estate – commercial mortgage	4,022,375	43.19	4,051,509	44.60
Installment loans to individuals	278,568	2.99	137,832	1.52
Total loans, net of unearned income	$9,313,784	100.00%	$9,083,129	100.00%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2019, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
The Company experienced loan growth across all categories of loans, with loans from our corporate banking group and specialty commercial business lines, which consist of our asset-based lending, healthcare, factoring, and equipment lease financing banking groups as well as loans meeting the criteria to be guaranteed by the Small Business Administration (“SBA”), contributing $39,546 of the total increase in loans from December 31, 2018.
Looking at the change in loans geographically, loans in our Western Region (which includes Mississippi), Eastern Region (which includes Georgia and east Florida), and Central Region (which includes Alabama and the Florida panhandle) markets increased $92,930, $126,145, and $69,408, respectively, while loans in our Northern Region (which includes Tennessee) decreased $57,828 when compared to December 31, 2018.
Non purchased loans totaled $7,031,818 at September 30, 2019 compared to $6,389,712 at December 31, 2018. Loans purchased in previous acquisitions totaled $2,281,966 and $2,693,417 at September 30, 2019 and December 31, 2018, respectively. The following tables provide a breakdown of non purchased loans and purchased loans as of the dates presented:

	September 30, 2019
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$988,867	$339,693	$1,328,560
Lease financing, net of unearned income	69,953	—	69,953
Real estate – construction:
Residential	271,542	18,710	290,252
Commercial	486,155	33,396	519,551
Condominiums	6,892	—	6,892
Total real estate – construction	764,589	52,106	816,695
Real estate – 1-4 family mortgage:
Primary	1,362,156	363,092	1,725,248
Home equity	453,369	129,796	583,165
Rental/investment	289,469	44,784	334,253
Land development	130,914	24,053	154,967
Total real estate – 1-4 family mortgage	2,235,908	561,725	2,797,633
Real estate – commercial mortgage:
Owner-occupied	1,111,816	481,971	1,593,787
Non-owner occupied	1,568,427	688,180	2,256,607
Land development	129,227	42,754	171,981
Total real estate – commercial mortgage	2,809,470	1,212,905	4,022,375
Installment loans to individuals	163,031	115,537	278,568
Total loans, net of unearned income	$7,031,818	$2,281,966	$9,313,784

	December 31, 2018
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$875,649	$420,263	$1,295,912
Lease financing, net of unearned income	61,865	—	61,865
Real estate – construction:
Residential	214,452	55,096	269,548
Commercial	421,067	50,053	471,120
Condominiums	—	—	—
Total real estate – construction	635,519	105,149	740,668
Real estate – 1-4 family mortgage:
Primary	1,221,908	458,035	1,679,943
Home equity	452,248	157,245	609,493
Rental/investment	304,309	57,878	362,187
Land development	109,425	34,295	143,720
Total real estate – 1-4 family mortgage	2,087,890	707,453	2,795,343
Real estate – commercial mortgage:
Owner-occupied	1,052,521	547,741	1,600,262
Non-owner occupied	1,446,353	826,506	2,272,859
Land development	129,491	48,897	178,388
Total real estate – commercial mortgage	2,628,365	1,423,144	4,051,509
Installment loans to individuals	100,424	37,408	137,832
Total loans, net of unearned income	$6,389,712	$2,693,417	$9,083,129
Deposits

The Company relies on deposits as its major source of funds. Total deposits were $10,286,036 and $10,128,557 at September 30, 2019 and December 31, 2018, respectively. Noninterest-bearing deposits were $2,607,056 and $2,318,706 at September 30, 2019 and December 31, 2018, respectively, while interest-bearing deposits were $7,678,980 and $7,809,851 at September 30, 2019 and December 31, 2018, respectively.
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
Public fund deposits are those of counties, municipalities or other political subdivisions and may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors make such participation advisable. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits were $1,313,202 and $1,271,139 at September 30, 2019 and December 31, 2018, respectively.
Looking at the change in deposits geographically, deposits in our Western Region, Eastern Region and Northern Region markets increased $80,534, $115,330 and $32,347, respectively, from December 31, 2018, while deposits in our Central Region markets decreased $70,732 from December 31, 2018 primarily due to a decrease in public fund deposits.
Borrowed Funds
Total borrowings include securities sold under agreements to repurchase, advances from the FHLB, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and short-term FHLB advances. At September 30, 2019, short-term borrowings consisted of $9,131 in security repurchase agreements and short-term borrowings from the FHLB of $196,471, compared to security repurchase agreements of $7,706 and short-term borrowings from the FHLB of $380,000 at December 31, 2018.
At September 30, 2019, long-term debt, consisting of long-term FHLB advances, our junior subordinated debentures and our subordinated notes, totaled $228,104 compared to $263,618 at December 31, 2018, with the decrease primarily driven by the redemption of subordinated notes discussed below. Funds are borrowed from the FHLB primarily to match-fund against certain loans, negating interest rate exposure when rates rise. Such match-funded loans are typically large, fixed rate commercial or real estate loans with long-term maturities. Long-term FHLB advances were $4,055 and $6,690 at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, there were $1,681 in long-term FHLB advances outstanding scheduled to mature within twelve months or less. The Company had $3,621,677 of availability on unused lines of credit with the FHLB at September 30, 2019 compared to $3,301,543 at December 31, 2018.
The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired.) The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. The Company’s junior subordinated debentures totaled $110,070 at September 30, 2019, compared to $109,636 at December 31, 2018.
The Company's subordinated notes, net of unamortized debt issuance costs, totaled $113,969 at September 30, 2019 compared to $147,239 at December 31, 2018. In the third quarter of 2019, the Company redeemed its $30,000 principal amount 8.50% fixed rate subordinated notes that were assumed as part of the Brand acquisition. The Company redeemed the subordinated notes because the notes bore a fixed 8.50% interest rate, and preferential capital treatment of the notes began to phase out at the end of the second quarter of 2019. The Company incurred a debt prepayment penalty of $900 in connection with the redemption, which was accounted for in the purchase accounting fair value adjustment on the subordinated notes.

Results of Operations
Net Income

Net income for the third quarter of 2019 was $37,446 compared to net income of $31,964 for the third quarter of 2018. Basic and diluted earnings per share (“EPS”) for the third quarter of 2019 were $0.65 and $0.64, respectively, as compared to basic and diluted EPS of $0.61 for the third quarter of 2018. Net income for the nine months ended September 30, 2019 was $129,181 compared to net income of $102,500 for the nine months ended September 30, 2018. Basic and diluted EPS for the nine months ended September 30, 2019 were $2.21, as compared to basic and diluted EPS of $2.03 for the nine months ended September 30, 2018.
The Company continues to capitalize on market disruption across its footprint by hiring new production team members. The Company's net income for the third quarter and first nine months of 2019 includes approximately $2,600 and $3,700, respectively, in after-tax expense related to production team members that have joined the Company in the first nine months of 2019. The expense related to these strategic hires decreased diluted EPS by $0.05 and $0.07, respectively, for the quarter and the nine months ended September 30, 2019.
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

	Three Months Ended
	September 30, 2019			September 30, 2018
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$24	$19	$—	$11,221	$8,857	$0.17
Debt prepayment penalty	54	41	—	—	—	—
MSR valuation adjustment	3,132	2,414	0.04	—	—	—

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$203	$157	$—	$12,621	$9,866	$0.20
Debt prepayment penalties	54	41	—	—	—	—
MSR valuation adjustment	3,132	2,410	0.04	—	—	—
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 74.40% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the third quarter of 2019 and 74.55% of total net revenue for the first nine months of 2019. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $108,825 and $334,772 for the three and nine months ended September 30, 2019, respectively, as compared to $99,439 and $281,068 for the same respective periods in 2018. On a tax equivalent basis, net interest income was $110,276 and $339,130 for the three and nine months ended September 30, 2019, respectively, as compared to $100,880 and $285,517 for the same respective time periods in 2018.
The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment:
Non purchased	$6,792,021	$85,084	4.97%	$6,140,386	$73,662	4.76%
Purchased	2,317,231	36,330	6.22	2,087,667	32,060	6.09
Total loans held for investment	9,109,252	121,414	5.29	8,228,053	105,722	5.10
Loans held for sale	385,437	3,977	4.09	297,692	3,663	4.88
Securities:
Taxable(1)	1,040,302	7,200	2.75	914,380	6,574	2.85
Tax-exempt	187,376	1,846	3.91	214,630	2,283	4.22
Interest-bearing balances with banks	271,278	1,490	2.18	189,115	994	2.09
Total interest-earning assets	10,993,645	135,927	4.91	9,843,870	119,236	4.81
Cash and due from banks	173,156			154,171
Intangible assets	975,306			743,567
Other assets	704,024			534,979
Total assets	$12,846,131			$11,276,587
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$4,740,426	$10,769	0.90%	$4,261,946	$6,629	0.62%
Savings deposits	652,121	355	0.22	597,343	233	0.15
Time deposits	2,326,963	10,390	1.77	2,057,410	6,694	1.29
Total interest-bearing deposits	7,719,510	21,514	1.11	6,916,699	13,556	0.78
Borrowed funds	308,931	4,137	5.31	499,054	4,800	3.82
Total interest-bearing liabilities	8,028,441	25,651	1.27	7,415,753	18,356	0.98
Noninterest-bearing deposits	2,500,810			2,052,226
Other liabilities	185,343			95,851
Shareholders’ equity	2,131,537			1,712,757
Total liabilities and shareholders’ equity	$12,846,131			$11,276,587
Net interest income/net interest margin		$110,276	3.98%		$100,880	4.07%

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment:
Non purchased	$6,624,266	$250,190	5.05%	$5,918,328	$208,035	4.70%
Purchased	2,446,863	115,298	6.30	1,943,555	88,129	6.06
Total loans held for investment	9,071,129	365,488	5.39	7,861,883	296,164	5.04
Loans held for sale	361,415	15,004	5.55	220,413	7,714	4.68
Securities:
Taxable(1)	1,062,261	22,792	2.87	781,136	16,127	2.76
Tax-exempt	185,370	5,728	4.13	220,626	7,047	4.27
Interest-bearing balances with banks	263,967	4,778	2.42	143,764	2,146	2.00
Total interest-earning assets	10,944,142	413,790	5.06	9,227,822	329,198	4.77
Cash and due from banks	181,140			158,462
Intangible assets	975,579			670,938
Other assets	680,140			505,318
Total assets	$12,781,001			$10,562,540
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$4,755,948	$31,338	0.88%	$4,077,502	$15,477	0.51%
Savings deposits	642,523	976	0.20	590,647	612	0.14
Time deposits	2,358,031	29,963	1.70	1,918,037	16,445	1.15
Total interest-bearing deposits	7,756,502	62,277	1.07	6,586,186	32,534	0.66
Borrowed funds	341,903	12,383	4.84	381,533	11,147	3.91
Total interest-bearing liabilities	8,098,405	74,660	1.23	6,967,719	43,681	0.84
Noninterest-bearing deposits	2,413,619			1,913,525
Other liabilities	169,068			87,704
Shareholders’ equity	2,099,909			1,593,592
Total liabilities and shareholders’ equity	$12,781,001			$10,562,540
Net interest income/net interest margin		$339,130	4.14%		$285,517	4.14%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. As discussed in more detail below, for both the three and nine months ended September 30, 2019, as compared to the same respective periods in 2018, growth in the Company’s loan portfolio was the largest contributing factor to the increase in net interest income over these periods. The Company capitalized on the rising rate environment over the last two years, ending in July 2019, by replacing maturing loans with new or renewed loans at similar or higher rates. These efforts helped offset the negative impact to our net interest income and net interest margin from rising costs of our deposits and borrowings as competition increased in response to the aforementioned rate environment.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for both the three and nine months ended September 30, 2019 compared to the same respective periods in 2018 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated):

	Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
	Volume	Rate	Net
Interest income:
Loans held for investment:
Non purchased	$8,061	$3,361	$11,422
Purchased	3,587	683	4,270
Loans held for sale	844	(530)	314
Securities:
Taxable	879	(253)	626
Tax-exempt	(276)	(161)	(437)
Interest-bearing balances with banks	450	46	496
Total interest-earning assets	13,545	3,146	16,691
Interest expense:
Interest-bearing demand deposits	812	3,328	4,140
Savings deposits	23	99	122
Time deposits	962	2,734	3,696
Borrowed funds	(1,442)	779	(663)
Total interest-bearing liabilities	355	6,940	7,295
Change in net interest income	$13,190	$(3,794)	$9,396

	Nine months ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
	Volume	Rate	Net
Interest income:
Loans held for investment:
Non purchased	$25,955	$16,200	$42,155
Purchased	23,599	3,570	27,169
Loans held for sale	7,131	159	7,290
Securities:
Taxable	6,009	656	6,665
Tax-exempt	(1,095)	(224)	(1,319)
Interest-bearing balances with banks	2,099	533	2,632
Total interest-earning assets	63,698	20,894	84,592
Interest expense:
Interest-bearing demand deposits	2,925	12,936	15,861
Savings deposits	57	307	364
Time deposits	4,359	9,159	13,518
Borrowed funds	248	988	1,236
Total interest-bearing liabilities	7,589	23,390	30,979
Change in net interest income	$56,109	$(2,496)	$53,613
Interest income, on a tax equivalent basis, was $135,927 and $413,790, respectively, for the three and nine months ended September 30, 2019 compared to $119,236 and $329,198, respectively, for the same periods in 2018. This increase in interest income, on a tax equivalent basis, is due primarily to the additional earning assets from the Brand acquisition which was completed on September 1, 2018, as well as loan growth in the Company’s non purchased loan portfolio. The increase in interest income is also being driven by an overall increase in the yield on the Company’s earning assets due to replacing maturing assets with assets earning similar or higher rates of interest.
The following tables presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Loans held for investment	82.86%	83.59%	5.29%	5.10%
Loans held for sale	3.51	3.02	4.09	4.88
Securities	11.17	11.47	2.92	3.11
Other	2.46	1.92	2.18	2.09
Total earning assets	100.00%	100.00%	4.91%	4.81%

	Percentage of Total Average Earning Assets		Yield
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Loans held for investment	82.89%	85.20%	5.39%	5.04%
Loans held for sale	3.30	2.39	5.55	4.68
Securities	11.40	10.86	3.06	3.09
Interest-bearing balances with banks	2.41	1.55	2.42	2.00
Total earning assets	100.00%	100.00%	5.06%	4.77%
For the third quarter of 2019, interest income on loans held for investment, on a tax equivalent basis, increased $15,692 to $121,414 from $105,722 in the same period in 2018. For the nine months ending September 30, 2019, interest income on loans held for investment, on a tax equivalent basis, increased $69,324 to $365,488 from $296,164 in the same period in 2018. Interest income on loans held for investment increased as a result of the increase in the average balance of loans due to the Brand acquisition and non purchased loan growth, as well as an increase in yield on the loan portfolio.
For the third quarter of 2019, interest income on loans held for sale, on a tax equivalent basis, increased $314 to $3,977 from $3,663 in the same period in 2018. For the nine months ending September 30, 2019, interest income on loans held for sale, on a tax equivalent basis, increased $7,290 to $15,004 from $7,714 in the same period in 2018. This increase is primarily due to the impact from the portfolio of non-mortgage consumer loans, acquired from Brand and supplemented by additional loans purchased in the second quarter of 2019, that was classified in loans held for sale until it was reclassified to loans held for investment in the third quarter of 2019. The following table presents reported taxable equivalent yield on loans for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Taxable equivalent interest income on loans	$125,391	$109,385	$380,492	$303,878

Average loans, including loans held for sale	9,494,689	8,525,745	9,432,544	8,082,296

Loan yield	5.24%	5.09%	5.39%	5.03%
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans, including loans held for sale, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net interest income collected on problem loans	$905	$714	$3,890	$2,117
Accretable yield recognized on purchased loans(1)	5,510	5,381	20,566	17,218
Total impact to interest income on loans	$6,415	$6,095	$24,456	$19,335

Impact to loan yield	0.27%	0.28%	0.35%	0.32%

Impact to net interest margin	0.23%	0.25%	0.30%	0.28%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $2,564 and $2,690, for the third quarter of 2019 and 2018, respectively. This impact was $10,594 and $9,365 for the nine months ended September 30, 2019 and 2018, respectively. This additional interest income increased total loan yield by 11 basis points and 13 basis points for the third quarter of 2019 and 2018, respectively, while increasing net interest margin by 9 and 11 basis points for the same periods. For the nine months ended September 30, 2019 and 2018 the additional interest income increased total loan yield by 15 basis points for the same periods, while increasing net interest margin by 13 basis points and 14 basis points in each period.

Investment income, on a tax equivalent basis, increased $189 to $9,046 for the third quarter of 2019 from $8,857 for the third quarter of 2018. Investment income, on a tax equivalent basis, increased $5,346 to $28,520 for the nine months ended September 30, 2019 from $23,174 for the same period in 2018. The tax equivalent yield on the investment portfolio for the third quarter of 2019 was 2.92%, down 19 basis points from 3.11% in the same period in 2018. The increase in investment income due to the average balance of the investment portfolio being higher year over year was offset by an increase in premium amortization resulting from an increase in the prepayment speeds experienced in the Company's mortgage backed securities portfolio given the current interest rate environment.
Interest expense was $25,651 for the third quarter of 2019 as compared to $18,356 for the same period in 2018. Interest expense for the nine months ended September 30, 2019 was $74,660 as compared to $43,681 for the same period in 2018.
The following tables present, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Noninterest-bearing demand	23.75%	21.68%	—%	—%
Interest-bearing demand	45.02	45.01	0.90	0.62
Savings	6.19	6.31	0.22	0.15
Time deposits	22.10	21.73	1.77	1.29
Short term borrowings	0.56	2.89	3.50	2.42
Long-term Federal Home Loan Bank advances	0.06	0.07	3.47	6.85
Subordinated notes	1.28	1.32	6.54	5.52
Other borrowed funds	1.04	0.99	4.89	5.39
Total deposits and borrowed funds	100.00%	100.00%	0.97%	0.77%

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Noninterest-bearing demand	22.96%	21.55%	—%	—%
Interest-bearing demand	45.25	45.91	0.88	0.51
Savings	6.11	6.65	0.20	0.14
Time deposits	22.43	21.60	1.70	1.15
Short-term borrowings	0.79	1.89	2.76	2.00
Long-term Federal Home Loan Bank advances	0.06	0.08	3.33	4.50
Subordinated notes	1.36	1.33	6.24	5.57
Other long term borrowings	1.04	0.99	4.69	5.26
Total deposits and borrowed funds	100.00%	100.00%	0.95%	0.66%
Interest expense on deposits was $21,514 and $13,556 for the three months ended September 30, 2019 and 2018, respectively. The cost of total deposits was 0.84% and 0.60% for the same respective periods. Interest expense on deposits was $62,277 and $32,534 for the nine months ended September 30, 2019 and 2018, respectively. The cost of total deposits was 0.82% and 0.51% for the same respective periods. The increase in both deposit expense and cost is attributable to both the increase in the average balance of all interest-bearing deposits resulting from the Brand acquisition and organic deposit growth as well as an increase in the interest rates on interest-bearing deposits. During 2019, the Company has continued its efforts to grow non-interest bearing deposits, resulting in an increase in such deposits of $198,072 during the third quarter of 2019 and $288,530 during the first nine months of 2019. Although the Company continues to seek changes in the mix of its deposits from higher costing time deposits to lower costing interest-bearing deposits and noninterest-bearing deposits, rates offered on the Company’s interest-bearing deposit accounts, including time deposits, have increased to match competitive market interest rates in order to maintain stable sources of funding.
Interest expense on total borrowings was $4,137 and $4,800 for the three months ended September 30, 2019 and 2018, respectively. Interest expense on total borrowings was $12,383 and $11,147 for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the quarter-to-date average balance of borrowings is the primary driver for the decrease in interest expense on borrowings for the three months ended September 30, 2019, when compared to the same period in 2018. Although the year-to-date average balance of borrowings also decreased, the Company assumed subordinated notes and junior subordinated debentures in its acquisition of Brand, increasing the rate and mix of the higher costing long-term borrowings during first nine months of 2019 as compared to the same period in 2018, which led to an overall increase in interest expense for nine months ended September 30, 2019, when compared to the same period in 2018. The subordinated notes assumed were redeemed early in the third quarter of 2019.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended September 30,		Nine Months Ended September 30,
2019	2018	2019	2018
1.17%	1.34%	1.21%	1.36%
Noninterest income was $37,953 for the third quarter of 2019 as compared to $38,053 for the same period in 2018. Noninterest income was $115,798 for the nine months ended September 30, 2019 as compared to $107,587 for the same period in 2018. While the acquisition of Brand boosted the growth of our noninterest income, our continued focus on diversification of our income streams also resulted in an increase in nearly all of the Company’s components of noninterest income.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $8,992 and $8,847 for the third quarter of 2019 and 2018, respectively, and were $26,699 and $25,591 for the nine months ended September 30, 2019 and 2018, respectively.

Overdraft fees, the largest component of service charges on deposits, were $5,713 for the three months ended September 30, 2019 compared to $6,181 for the same period in 2018. These fees were $17,140 for the nine months ended September 30, 2019 compared to $17,810 for the same period in 2018.
Fees and commissions were $3,090 during the third quarter of 2019 as compared to $5,944 for the same period in 2018, and were $16,608 for the first nine months of 2019 as compared to $17,546 for the same period in 2018. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. For the third quarter of 2019, interchange fees were $2,210 as compared to $5,095 for the same period in 2018. Interchange fees were $13,526 for the nine months ending September 30, 2019 as compared to $14,990 for the same period in 2018. Effective July 1, 2019, we became subject to the limitations on interchange fees imposed pursuant to §1075 of the Dodd-Frank Act (this provision, which is commonly referred to as the “Durbin Amendment,” is discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018). The Durbin Amendment limitations reduced interchange fees by approximately $3,000 during the third quarter of 2019. Management is continuing to develop and enhance strategies to offset this impact.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $2,508 and $2,461 for the three months ended September 30, 2019 and 2018, respectively, and was $6,814 and $6,576 for the nine months ended September 30, 2019 and 2018, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $21 and $22 for the three months ended September 30, 2019 and 2018, respectively, and $807 and $816 for the nine months ended September 30, 2019 and 2018, respectively.
Our Wealth Management segment has two primary divisions: Trust and Financial Services. The Trust division operates on a custodial basis which includes administration of employee benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $3,588 for the third quarter of 2019 compared to $3,386 for the same period in 2018. Wealth management revenue was $10,513 for the nine months ended September 30, 2019 compared to $10,094 for the same period in 2018. The market value of assets under management or administration was $3,605,350 and $3,401,519 at September 30, 2019 and September 30, 2018, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $741,904 in the third quarter of 2019 compared to $479,920 for the same period in 2018. Mortgage loan originations totaled $1,680,729 in the nine months ended September 30, 2019 compared to $1,318,484 for the same period in 2018. The increase in mortgage loan originations is due to an increase in producers throughout our footprint during the current year as well as the current interest rate environment. Mortgage banking income, specifically mortgage servicing income, was negatively impacted during the third quarter of 2019 by a mortgage servicing rights valuation adjustment of $3,132, as actual prepayment speeds of the mortgages the Company serviced exceeded the Company’s estimates of prepayment speeds. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Mortgage servicing (loss) income, net	$(2,642)	$888	$(1,048)	$2,968
Gain on sales of loans, net	14,627	11,289	35,416	30,806
Fees, net	3,725	2,173	8,363	4,375
Mortgage banking income, net	$15,710	$14,350	$42,731	$38,149
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and death benefits received on covered individuals. BOLI income was $1,734 for the three months ended September 30, 2019 as compared to $1,186 for the same period in 2018, and was $4,481 for the first nine months of September 30, 2019 as compared to $3,326 for the same period in 2018.

Other noninterest income was $1,988 and $1,895 for the three months ended September 30, 2019 and 2018, respectively, and was $7,604 and $6,321 for the nine months ended September 30, 2019 and 2018, respectively. Other noninterest income includes income from our SBA banking division and other miscellaneous income and can fluctuate based on production in our SBA banking division and recognition of other unseasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended September 30,		Nine Months Ended September 30,
2019	2018	2019	2018
2.98%	3.33%	2.91%	3.19%
Noninterest expense was $96,500 and $94,746 for the third quarter of 2019 and 2018, respectively, and was $278,622 and $251,716 for the nine months ended September 30, 2019 and 2018, respectively. The increase year over year was primarily driven by the additional expenses associated with the acquisition of Brand’s operations, as discussed in the remainder of this section.
Salaries and employee benefits increased $10,238 to $65,425 for the third quarter of 2019 as compared to $55,187 for the same period in 2018. Salaries and employee benefits increased $27,119 to $183,100 for the nine months ended September 30, 2019 as compared to $155,981 for the same period in 2018. The increase in salaries and employee benefits is primarily due to the Brand acquisition, annual merit based pay increases and, particularly with respect to the nine month period, the production hires the Company made during 2019.
Data processing costs increased to $4,980 in the third quarter of 2019 from $4,614 for the same period in 2018 and were $14,584 for the nine months ended September 30, 2019 as compared to $13,458 for the same period in 2018. The increased costs are primarily due to the Brand acquisition.
Net occupancy and equipment expense for the third quarter of 2019 was $12,943, up from $10,668 for the same period in 2018. These expenses for the first nine months of 2019 were $36,322, up from $30,295 for the same period in 2018. The increase in occupancy and equipment expense is primarily attributable to the additional locations and assets added from the Brand acquisition.
Expenses related to other real estate owned for the third quarter of 2019 were $418 compared to $278 for the same period in 2018 and were $1,674 and $1,167, respectively, for the first nine months of 2019 and 2018. Expenses on other real estate owned included write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $1,121 and $1,129 for the first nine months of 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, other real estate owned with a cost basis of $5,341 and $4,816, respectively, was sold resulting in a net loss of $91 and a net gain of $356, respectively.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulation. Professional fees were $2,976 for the third quarter of 2019 as compared to $2,056 for the same period in 2018 and were $7,861 for the nine months ended September 30, 2019 as compared to $6,370 for the same period in 2018.
Advertising and public relations expense was $3,318 for the third quarter of 2019 as compared to $2,242 for the same period in 2018 and was $8,833 for the nine months ended September 30, 2019 compared to $7,092 for the same period in 2018. This increase is primarily attributable to an increased focus on digital marketing and branding throughout our footprint, an increase in the overall size of the Company and also an increase in the marketing of the Company’s community involvement.
Amortization of intangible assets totaled $1,996 and $1,765 for the third quarter of 2019 and 2018, respectively, and totaled $6,159 and $5,010 for the nine months ended September 30, 2019 and 2018, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 1 year to approximately 9 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $2,310 for the third quarter of 2019 as compared to $2,190 for the same period in 2018. Communication expenses were $6,553 for the nine months ended September 30, 2019 as compared to $6,036 for the same period in 2018.

Efficiency Ratio

	Efficiency Ratio
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Efficiency ratio (GAAP)	65.10%	68.20%	61.25%	64.03%
Impact on efficiency ratio from:
Net gains or losses on sales of securities	0.15	(0.01)	0.05	—
MSR valuation adjustment	(1.33)	—	(0.43)	—
Intangible amortization	(1.33)	(1.27)	(1.35)	(1.27)
Merger and conversion related expenses	(0.02)	(8.08)	(0.04)	(3.21)
Extinguishment of debt	(0.04)	—	(0.01)	—
Adjusted efficiency ratio (Non-GAAP)(1)	62.53%	58.84%	59.47%	59.55%

(1)
A reconciliation of this financial measure from GAAP to non-GAAP can be found under the “Non-GAAP Financial Measures” heading at the end of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The table above shows the impact on the efficiency ratio of expenses that (1) the Company does not consider to be part of our core operating activities, such as amortization of intangibles, or (2) the Company incurred in connection with certain transactions where management is unable to accurately predict the timing of when these expenses will be incurred or, when incurred, the amount of such expenses, such as merger and conversion related expenses. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to continue to improve from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.
Income Taxes
Income tax expense for the third quarter of 2019 and 2018 was $11,132 and $8,532, respectively. The effective tax rates for those periods were 22.92% and 21.07%, respectively. Income tax expense for the nine months ended September 30, 2019 and 2018 were $38,667 and $28,629, respectively. The effective tax rates for those periods were 23.04% and 21.83%, respectively. The increase in taxable income is the primary driver in the increase in income tax expense from the third quarter of 2018 to the third quarter of 2019.
Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit risk and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”
Credit Risk and Allowance for Loan Losses

Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower default. The Company’s credit quality remained strong during the first nine months of 2019, and the Company continues to see the lowest levels of charge-offs and nonperforming loans since the 2008-2009 recession. These results are due in part to current economic conditions both nationally and in the Company’s markets, including declining unemployment levels, improved labor participation rate and improved performance of the housing market, as well as the Company’s continued efforts to bring problem credits to resolution.
Management of Credit Risk. Credit risk is monitored and managed on an ongoing basis by a credit administration department, a loss management committee and the Board of Directors Loan Committee. Credit quality, adherence to policies and loss mitigation are major concerns of credit administration and these committees. The Company’s central appraisal review department reviews and approves third-party appraisals obtained by the Company on real estate collateral and monitors loan maturities to ensure updated appraisals are obtained. This department is managed by a State Certified General Real Estate Appraiser and employs three additional State Certified General Real Estate appraisers and three real estate evaluators.
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
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis for commercial, consumer and construction loans of $500 or greater by, as applicable, the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. For real estate collateral, the fair market value of the collateral is based upon a recent appraisal by a qualified and licensed appraiser of the underlying collateral. When the ultimate collectability of a loan’s principal is in doubt, wholly or partially, the loan is placed on nonaccrual.
After all collection efforts have failed, collateral securing loans may be repossessed and sold or, for loans secured by real estate, foreclosure proceedings initiated. The collateral is sold at public auction for fair market value (based upon recent appraisals described in the above paragraph), with fees associated with the foreclosure being deducted from the sales price. The purchase price is applied to the outstanding loan balance. If the loan balance is greater than the sales proceeds, the deficient balance is sent to the Board of Directors Loan Committee for charge-off approval. These charge-offs reduce the allowance for loan losses. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.
The Company’s practice is to charge off estimated losses as soon as such losses are identified and reasonably quantified. Net charge-offs for the first nine months of 2019 were $2,312, or 0.03% of average loans (annualized), compared to net charge-offs of $3,411, or 0.06% of average loans (annualized), for the same period in 2018. The charge-offs were fully reserved for in the Company’s allowance for loan losses and resulted in no additional provision for loan loss expense.

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

The allowance for loan losses is established after input from management, loan review staff and the loss management committee. Factors considered by management in evaluating the adequacy of the allowance, which occurs on a quarterly basis, include the internal risk rating of individual credits, new loan products, loan segmentation, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the unemployment rate and other current economic conditions in the markets in which we operate. In addition, on a regular basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by officer, community bank and the Company as a whole.

The following table presents the allocation of the allowance for loan losses by loan category as of the dates presented:

	September 30, 2019		December 31, 2018		September 30, 2018
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$10,288	20.25%	$8,269	16.87%	$8,107	16.68%
Lease financing	783	1.54%	709	1.44%	622	1.28%
Real estate – construction	5,127	10.09%	4,755	9.70%	4,713	9.70%
Real estate – 1-4 family mortgage	9,849	19.38%	10,139	20.68%	10,068	20.71%
Real estate – commercial mortgage	24,039	47.31%	24,492	49.96%	24,427	50.25%
Installment loans to individuals	728	1.43%	662	1.35%	673	1.38%
Total	$50,814	100.00%	$49,026	100.00%	$48,610	100.00%

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

	September 30, 2019	December 31, 2018	September 30, 2018
Specific reserves for impaired loans	$2,045	$1,514	$1,280
Allocated reserves for remaining portfolio	46,221	44,960	44,502
Purchased with deteriorated credit quality	2,548	2,552	2,828
Total	$50,814	$49,026	$48,610

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The provision for loan losses was $1,700 and $2,250 for the three months ended September 30, 2019 and 2018, respectively, and $4,100 and $5,810 for the nine months ended September 30, 2019 and 2018, respectively. The Company continues to experience low levels of classified loans and nonperforming loans, as illustrated in the nonperforming loan tables later in this section, which has allowed a decrease in the provision for loan losses in the current year.

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
Certain loans purchased are accounted for under ASC 310-30, “Loans and Debt Securities Purchased with Deteriorated Credit Quality” (“ASC 310-30”), and are carried at values which, in management’s opinion, reflect the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. As of September 30, 2019, the fair value of loans accounted for in accordance with ASC 310-30 was $188,114. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows; to the extent future cash flows deteriorate below initial projections, the Company may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses. Of the entire allowance for loan losses as of September 30, 2019 and 2018, $2,548 and $2,828, respectively, is allocated to loans accounted for under ASC 310-30.

The table below reflects the activity in the allowance for loan losses for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance at beginning of period	$50,059	$47,355	$49,026	$46,211
Charge-offs
Commercial, financial, agricultural	757	511	1,709	1,627
Lease financing	45	198	45	203
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	268	211	1,143	1,861
Real estate – commercial mortgage	677	216	1,406	875
Installment loans to individuals	3,218	204	3,650	420
Total charge-offs	4,965	1,340	7,953	4,986
Recoveries
Commercial, financial, agricultural	761	24	1,376	373
Lease financing	—	—	2	—
Real estate – construction	—	3	7	10
Real estate – 1-4 family mortgage	219	119	531	335
Real estate – commercial mortgage	33	152	644	756
Installment loans to individuals	3,007	47	3,081	101
Total recoveries	4,020	345	5,641	1,575
Net charge-offs	945	995	2,312	3,411
Provision for loan losses	1,700	2,250	4,100	5,810
Balance at end of period	$50,814	$48,610	$50,814	$48,610
Net charge-offs (annualized) to average loans	0.04%	0.05%	0.03%	0.06%
Allowance for loan losses to:
Total non purchased loans	0.72%	0.78%	0.72%	0.78%
Nonperforming non purchased loans	220.37%	360.02%	220.37%	360.02%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Real estate – construction:
Residential	$—	$(3)	$(7)	$(10)
Total real estate – construction	—	(3)	(7)	(10)
Real estate – 1-4 family mortgage:
Primary	251	84	683	305
Home equity	—	21	98	793
Rental/investment	(107)	8	46	52
Land development	(95)	(21)	(215)	376
Total real estate – 1-4 family mortgage	49	92	612	1,526
Real estate – commercial mortgage:
Owner-occupied	383	52	427	175
Non-owner occupied	263	12	386	(58)
Land development	(2)	—	(51)	2
Total real estate – commercial mortgage	644	64	762	119
Total net charge-offs of loans secured by real estate	$693	$153	$1,367	$1,635

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

The following table provides details of the Company’s non purchased and purchased nonperforming assets as of the dates presented.

	Non Purchased	Purchased	Total
September 30, 2019
Nonaccruing loans	$15,733	$6,123	$21,856
Accruing loans past due 90 days or more	7,325	7,034	14,359
Total nonperforming loans	23,058	13,157	36,215
Other real estate owned	1,975	6,216	8,191
Total nonperforming assets	$25,033	$19,373	$44,406
Nonperforming loans to total loans			0.39%
Nonperforming assets to total assets			0.34%

December 31, 2018
Nonaccruing loans	$10,218	$5,836	$16,054
Accruing loans past due 90 days or more	2,685	7,232	9,917
Total nonperforming loans	12,903	13,068	25,971
Other real estate owned	4,853	6,187	11,040
Total nonperforming assets	$17,756	$19,255	$37,011
Nonperforming loans to total loans			0.29%
Nonperforming assets to total assets			0.30%

The level of nonperforming loans increased $10,244 from December 31, 2018 to September 30, 2019 while OREO decreased $2,849 during the same period. As of September 30, 2019, the acquisition of Brand added nonperforming loans of $4,655, as compared to $3,893 as of December 31, 2018. These loans were recorded at fair value as of the acquisition date, which mitigates the Company's potential loss.

The following table presents nonperforming loans by loan category as of the dates presented:

	September 30, 2019	December 31, 2018	September 30, 2018
Commercial, financial, agricultural	$9,551	$2,461	$2,747
Real estate – construction:
Residential	128	68	264
Commercial	254	—	—
Total real estate – construction	382	68	264
Real estate – 1-4 family mortgage:
Primary	12,119	10,102	9,621
Home equity	2,083	2,047	1,944
Rental/investment	1,454	757	667
Land development	561	980	1,219
Total real estate – 1-4 family mortgage	16,217	13,886	13,451
Real estate – commercial mortgage:
Owner-occupied	4,140	3,779	4,286
Non-owner occupied	3,754	3,933	3,949
Land development	1,192	958	1,182
Total real estate – commercial mortgage	9,086	8,670	9,417
Installment loans to individuals	575	797	392
Lease financing	404	89	—
Total nonperforming loans	$36,215	$25,971	$26,271

The Company continues its efforts to bring problem credits to resolution. Total nonperforming loans as a percentage of total loans were 0.39% as of September 30, 2019 as compared to 0.29% as of both December 31, 2018 and September 30, 2018. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 140.31% as of September 30, 2019 as compared to 188.77% as of December 31, 2018 and 185.03% as of September 30, 2018. The coverage ratio for non purchased, nonperforming loans was 220.37% as of September 30, 2019 as compared to 379.96% as of December 31, 2018 and 360.02% as of September 30, 2018. Although nonperforming loans have increased in the current year, all credit quality metrics continue to remain at or near historical lows. As shown below, total loans 30-89 days past due have decreased in the current year and the Company will continue to proactively manage both loans past due 30-89 days and nonperforming loans.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at September 30, 2019. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $29,271 at September 30, 2019 as compared to $36,597 at December 31, 2018 and $35,696 at September 30, 2018. The acquisition of Brand added $9,404 and $11,156 of purchased, loans 30-89 days past due at September 30, 2019 and December 31, 2018, respectively.

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

As shown below, restructured loans totaled $13,429 at September 30, 2019 compared to $12,820 at December 31, 2018 and $11,931 at September 30, 2018. At September 30, 2019, loans restructured through interest rate concessions represented 25% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	September 30, 2019	December 31, 2018	September 30, 2018
Commercial, financial, agricultural	$533	$337	$216
Real estate – 1-4 family mortgage:
Primary	7,027	6,261	5,626
Home equity	379	186	42
Rental/investment	1,832	2,005	2,119
Land development	—	1	2
Total real estate – 1-4 family mortgage	9,238	8,453	7,789
Real estate – commercial mortgage:
Owner-occupied	3,098	3,189	3,047
Non-owner occupied	519	722	736
Land development	41	56	80
Total real estate – commercial mortgage	3,658	3,967	3,863
Installment loans to individuals	—	63	63

Total restructured loans in compliance with modified terms	$13,429	$12,820	$11,931

Changes in the Company’s restructured loans are set forth in the table below:

	2019	2018
Balance at January 1,	$12,820	$14,553
Additional advances or loans with concessions	3,650	929
Reclassified as performing restructured loan	1,866	329
Reductions due to:
Reclassified as nonperforming	(1,251)	(1,286)
Paid in full	(786)	(1,859)
Measurement period adjustment on recently acquired loans	(2,376)	—
Paydowns	(494)	(735)
Balance at September 30,	$13,429	$11,931

The following table shows the principal amounts of nonperforming and restructured loans as of the dates presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	September 30, 2019	December 31, 2018	September 30, 2018
Nonaccruing loans	$21,856	$16,054	$14,505
Accruing loans past due 90 days or more	14,359	9,917	11,766
Total nonperforming loans	36,215	25,971	26,271
Restructured loans in compliance with modified terms	13,429	12,820	11,931
Total nonperforming and restructured loans	$49,644	$38,791	$38,202
The following table provides details of the Company’s other real estate owned as of the dates presented:

	September 30, 2019	December 31, 2018	September 30, 2018
Residential real estate	$1,004	$2,333	$1,986
Commercial real estate	3,957	4,297	4,634
Residential land development	899	1,099	1,281
Commercial land development	2,331	3,311	4,696
Total other real estate owned	$8,191	$11,040	$12,597

Changes in the Company’s other real estate owned were as follows:

	2019	2018
Balance at January 1,	$11,040	$15,934
Transfers of loans	3,613	2,657
Impairments	(1,121)	(1,130)
Dispositions	(5,341)	(4,816)
Other	—	(48)
Balance at September 30,	$8,191	$12,597

Other real estate owned with a cost basis of $5,341 was sold during the nine months ended September 30, 2019, resulting in a net loss of $91, while other real estate owned with a cost basis of $4,816 was sold during the nine months ended September 30, 2018, resulting in a net gain of $356.

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
Because of the impact of interest rate fluctuations on our profitability, the Board of Directors and management actively monitor and manage our interest rate risk exposure. We have an Asset/Liability Committee (“ALCO”) that is authorized by the Board of Directors to monitor our interest rate sensitivity and to make decisions relating to that process. The ALCO’s goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital. The ALCO uses an asset/liability model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model is used to perform both net interest income forecast simulations for multiple year horizons and economic value of equity (“EVE”) analyses, each under various interest rate scenarios, which could impact the results presented in the table below.

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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing October 1, 2019, in each case as compared to the result under rates present in the market on September 30, 2019. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not take into account changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	14.24%	5.00%	11.33%
+300	12.44%	3.93%	8.67%
+200	8.78%	2.85%	6.08%
+100	5.37%	1.60%	3.36%
-100	(5.35)%	(2.73)%	(4.49)%

The rate shock results for the net interest income simulations for the next twenty-four months produce an asset sensitive position at September 30, 2019 and are all within the parameters set by the Board of Directors. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
The scenarios assume instantaneous movements in interest rates in increments of plus 100, 200, 300 and 400 basis points and minus 100 basis points. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions, including asset prepayment speeds, the impact of competitive factors on our pricing of loans and deposits, how responsive our deposit repricing is to the change in market rates and the expected life of non-maturity deposits. These business assumptions are based upon our experience, business plans and published industry experience. Such assumptions may not necessarily reflect the manner or timing in which cash flows, asset yields and liability costs respond to changes in market rates. Because these assumptions are inherently uncertain, actual results will differ from simulated results.
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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 21.69% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At September 30, 2019, securities with a carrying value of $410,719 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $637,607 similarly pledged at December 31, 2018.

Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were short-term borrowings from the FHLB in the amount of $196,471 at September 30, 2019 compared to $380,000 at December 31, 2018. Long-term funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2019, the balance of our outstanding long-term advances with the FHLB was $4,055 compared to $6,690 at December 31, 2018. The total amount of the remaining credit available to us from the FHLB at September 30, 2019 was $3,621,677. We also maintain lines of credit with other commercial banks totaling $150,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at September 30, 2019 or December 31, 2018.

In 2016 we accessed the capital markets to generate liquidity in the form of subordinated notes. As part of the Metropolitan acquisition, the Company assumed $15,000 aggregate principal amount of 6.50% fixed-to-floating rate subordinated notes due July 1, 2026. In connection with the acquisition of Brand, the Company assumed $30,000 aggregate principal amount of 8.50% subordinated notes due June 27, 2024. The notes assumed in the Brand acquisiton were redeemed during the third quarter of 2019. The carrying value of the subordinated notes, net of unamortized debt issuance costs, was $113,969 at September 30, 2019.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Noninterest-bearing demand	22.96%	21.55%	—%	—%
Interest-bearing demand	45.25	45.91	0.88	0.51
Savings	6.11	6.65	0.20	0.14
Time deposits	22.43	21.60	1.70	1.15
Short-term borrowings	0.79	1.89	2.76	2.00
Long-term Federal Home Loan Bank advances	0.06	0.08	3.33	4.50
Subordinated notes	1.36	1.33	6.24	5.57
Other borrowed funds	1.04	0.99	4.69	5.26
Total deposits and borrowed funds	100.00%	100.00%	0.95%	0.66%
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

Cash and cash equivalents were $409,661 at September 30, 2019 compared to $369,596 at September 30, 2018. Cash used in investing activities for the nine months ended September 30, 2019 was $52,187 compared to $472,662 for the nine months ended September 30, 2018. Proceeds from the sale, maturity or call of securities within our investment portfolio were $405,005 for the nine months ended September 30, 2019 compared to $115,898 for the same period in 2018. These proceeds were reinvested into the investment portfolio or used to fund loan growth. Purchases of investment securities were $366,265 for the first nine months of 2019 compared to $576,579 for the same period in 2018. The purchases of investment securities in 2018 were elevated due to the releveraging of the Company’s balance sheet.

Cash used in financing activities for the nine months ended September 30, 2019 was $137,145, compared to cash provided by financing activities for the same period in 2018 of $558,837. Deposits increased $158,477 and $538,915 for the nine months ended September 30, 2019 and 2018, respectively. A portion of the increase in deposits during the first nine months of 2018 was the Company reacquiring certain wholesale deposit funding sources which had been reduced during the fourth quarter of 2017 as part of the Company’s deleveraging strategy. Cash provided through deposit growth was primarily used to pay down short-term borrowings.

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

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2019, the maximum amount available for transfer from the Bank to the Company in the form of loans was $138,197. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,061. There were no amounts outstanding under this line of credit at September 30, 2019.

These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the nine months ended September 30, 2019, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	September 30, 2019	December 31, 2018
Loan commitments	$2,345,890	$2,068,749
Standby letters of credit	92,703	104,664

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2019, the Company had notional amounts of $204,590 on interest rate contracts with corporate customers and $204,590 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
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
Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $2,119,659 at September 30, 2019 compared to $2,043,913 at December 31, 2018. Book value per share was $36.89 and $34.91 at September 30, 2019 and December 31, 2018, respectively. The growth in shareholders’ equity was attributable to the acquisition of Brand as well as earnings retention and changes in accumulated other comprehensive income offset by dividends declared and common stock repurchased through the stock repurchase program.

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

The Company has junior subordinated debentures with a carrying value of $110,070 at September 30, 2019, of which $106,479 are included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital at September 30, 2019. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition we exceed $15,000,000 in assets, or if we make any acquisition after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.

The Company has subordinated notes with a carrying value of $113,969 at September 30, 2019, of which $113,576 are included in the Company’s Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,147,024	11.36%	$656,594	6.50%	$707,102	7.00%
Tier 1 risk-based capital ratio	1,252,116	12.40%	808,116	8.00%	858,623	8.50%
Total risk-based capital ratio	1,421,600	14.07%	1,010,145	10.00%	1,060,652	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,252,116	10.56%	592,809	5.00%	474,248	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,326,065	13.15%	$655,693	6.50%	$706,131	7.00%
Tier 1 risk-based capital ratio	1,326,065	13.15%	807,006	8.00%	857,444	8.50%
Total risk-based capital ratio	1,381,973	13.70%	1,008,758	10.00%	1,059,196	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,326,065	11.20%	592,138	5.00%	473,710	4.00%

December 31, 2018
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,085,751	11.05%	$638,468	6.50%	$626,189	6.375%
Tier 1 risk-based capital ratio	1,188,412	12.10%	785,806	8.00%	773,528	7.875%
Total risk-based capital ratio	1,386,507	14.12%	982,258	10.00%	969,979	9.875%
Leverage capital ratios:
Tier 1 leverage ratio	1,188,412	10.11%	587,939	5.00%	470,352	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,276,976	13.02%	$637,552	6.50%	$625,291	6.375%
Tier 1 risk-based capital ratio	1,276,976	13.02%	784,679	8.00%	772,418	7.875%
Total risk-based capital ratio	1,331,619	13.58%	980,849	10.00%	968,588	9.875%
Leverage capital ratios:
Tier 1 leverage ratio	1,276,976	10.88%	587,090	5.00%	469,672	4.00%

The Company completed its previously announced $50,000 stock repurchase program during the first week of October 2019. The weighted average price of all shares of common stock repurchased over the entire repurchase program was $34.45.

On October 15, 2019, the Company's Board of Directors approved a new stock repurchase program, authorizing the Company to repurchase up to $50,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The new stock repurchase program will remain in effect for one year, or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased by the Board of Directors.

For more information regarding the capital adequacy guidelines applicable to the Company and Renasant Bank, please refer to Note 17, “Regulatory Matters,” in Item 1, Financial Statements.

Non-GAAP Financial Measures

This report presents the Company's efficiency ratio in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, this report presents an adjusted efficiency ratio, which is a non-GAAP financial measure. We calculated the efficiency ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The adjusted efficiency ratio excludes expenses that (1) the Company does not consider to be part of our core operating activities, such as amortization of intangibles, or (2) the Company incurred in connection with certain transactions where management is unable to accurately predict the timing of when these expenses will be incurred or, when incurred, the amount of such expenses, such as, when applicable, merger and conversion related expenses, debt prepayment penalties and asset valuation adjustments. Management uses the adjusted efficiency ratio to evaluate ongoing operating results and efficiency of the Company's operations. The reconciliation from GAAP to non-GAAP for this financial measure is below.

Efficiency Ratio
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest income (fully tax equivalent basis)	$135,927	$119,236	$413,790	$329,198
Interest expense	25,651	18,356	74,660	43,681
Net interest income (fully tax equivalent basis)	110,276	100,880	339,130	285,517

Total noninterest income	37,953	38,053	115,798	107,587
Net gains (losses) on sales of securities	343	(16)	348	(16)
MSR valuation adjustment	(3,132)	—	(3,132)	—
Adjusted noninterest income	40,742	38,069	118,582	107,603

Total noninterest expense	96,500	94,746	278,622	251,716
Intangible amortization	1,996	1,765	6,159	5,010
Merger and conversion related expenses	24	11,221	203	12,621
Extinguishment of debt	54	—	54	—
Adjusted noninterest expense	94,426	81,760	272,206	234,085

Efficiency Ratio (GAAP)	65.10%	68.20%	61.25%	64.03%
Adjusted Efficiency Ratio (non-GAAP)	62.53%	58.84%	59.47%	59.55%

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

During the three month period ended September 30, 2019, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2019 to July 31, 2019	22,653	$34.02	22,653	$29,229
August 1, 2019 to August 31, 2019	452,200	32.99	452,200	14,313
September 1, 2019 to September 30, 2019	379,492	34.57	376,568	1,293
Total	854,345	$33.72	851,421

(1)
The Company announced a $50.0 million stock repurchase program on October 24, 2018, under which the Company was authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. The stock repurchase program was completed during the first week of October 2019. Under the program, 851,421 shares were repurchased in the third quarter of 2019. Share amounts in this column also include shares of Renasant common stock withheld to satisfy federal and state tax liabilities related to the vesting of time-based and performance-based restricted stock awards during the three month period ended September 30, 2019. A total of 2,924 shares were withheld for such purpose in September 2019; no shares were withheld for tax purposes in July or August 2019.

(2)	Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(2)(i)	Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Brand Group Holdings, Inc. and The Brand Banking Company dated as of March 28, 2018(1)

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (2)

(3)(ii)	Amended and Restated Bylaws of Renasant Corporation (3)

(10)(i)	Amendment No. 2 to Executive Employment Agreement dated August 19, 2019 by and between E. Robinson McGraw and Renasant Corporation

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

(104)	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

(1)	Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 30, 2018 and incorporated herein by reference.

(2)	Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 10, 2016 and incorporated herein by reference.

(3)	Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on July 20, 2018 and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	November 7, 2019	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2019	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial and Operating Officer
(Principal Financial Officer)