Form 10-K
period 2019-12-31
RENASANT CORP
filed 2020-02-27
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☑
As of June 30, 2019, the aggregate market value of the registrant’s common stock, $5.00 par value per share, held by non-affiliates of the registrant, computed by reference to the last sale price as reported on The NASDAQ Global Select Market for such date, was $2,019,319,054.
As of February 21, 2020, 56,562,634 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders of Renasant Corporation are incorporated by reference into Part III of this Form 10-K.

Renasant Corporation and Subsidiaries
Form 10-K
For the Year Ended December 31, 2019

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

•	the effect of economic conditions and interest rates on a national, regional or international basis;

•	timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings;

•	competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries;

•	the financial resources of, and products available from, competitors;

•	changes in laws and regulations as well as changes in accounting standards, such as the adoption of the CECL model described herein effective January 1, 2020;

•	changes in policy by regulatory agencies;

•	changes in the securities and foreign exchange markets;

•	the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•	changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

•	an insufficient allowance for loan losses as a result of inaccurate assumptions;

•	general economic, market or business conditions, including the impact of inflation;

•	changes in demand for loan products and financial services;

•	concentration of credit exposure;

•	changes or the lack of changes in interest rates, yield curves and interest rate spread relationships;

•	increased cybersecurity risk, including potential network breaches, business disruptions or financial losses;

•	natural disasters and other catastrophic events in the Company’s geographic area;

•	the impact, extent and timing of technological changes; and

•	other circumstances, many of which are beyond management’s control.
All forward-looking statements, expressed or implied, included in this report are expressly qualified in their entirety by the cautionary statements contained or referred to herein. The Company expressly disclaims any obligation to update or revise forward-looking statements to reflect changed assumptions or estimates, the occurrence of unanticipated events or changes to future operating results that occur after the date the forward-looking statements are made, except as required by federal securities laws.
The information set forth in this Annual Report on Form 10-K is as of February 21, 2020 unless otherwise indicated herein.
ITEM 1. BUSINESS
General
Renasant Corporation, a Mississippi corporation incorporated in 1982, owns and operates Renasant Bank, a Mississippi banking corporation with operations in Mississippi, Tennessee, Alabama, Florida and Georgia, and Renasant Insurance, Inc., a Mississippi corporation with operations in Mississippi. Renasant Insurance, Inc. is a wholly-owned subsidiary of Renasant Bank. Renasant Bank is sometimes referred to herein as the “Bank,” and Renasant Insurance, Inc. is referred to herein as “Renasant Insurance.”
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
Our vision is further validated through our core values. Our core values include: (1) employees are our greatest assets, (2) quality is not negotiable and (3) clients’ trust is foremost. Centered on these values was the development of five objectives that are the focal point of our strategic plan: (1) client satisfaction and development, (2) financial soundness and profitability, (3) growth, (4) employee satisfaction and development and (5) shareholder satisfaction and development.
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
Acquisition of Brand Group Holdings, Inc.
On September 1, 2018, the Company completed its acquisition by merger of Brand Group Holdings, Inc. (“Brand”), a bank holding company headquartered in Atlanta, Georgia and the parent company of The Brand Banking Company (“Brand Bank”), a Georgia banking corporation. On the same date, Brand Bank merged with and into the Bank. On the closing date of the acquisition, Brand operated thirteen banking locations throughout the greater Atlanta metropolitan area. The Company issued 9,306,477 shares of common stock and paid approximately $21.9 million to Brand shareholders, excluding cash paid for fractional shares, and paid approximately $17.2 million, net of tax benefit, to Brand stock option holders for 100% of the voting equity in Brand in a transaction valued at approximately $474 million. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $2.3 billion, including loans held for investment and loans held for sale with a fair value of $1.6 billion, and assumed liabilities with a fair value of $1.9 billion, including deposits with a fair value of $1.7 billion. At the acquisition date, approximately $328.6 million of goodwill and $27.5 million of core deposit intangible assets were recorded.
Operations
The Company has three reportable segments: a Community Banks segment, an Insurance segment and a Wealth Management segment.
Neither we, the Bank nor Renasant Insurance have any foreign operations.

Operations of Community Banks
Substantially all of our business activities are conducted through, and substantially all of our assets and revenues are derived from, the operations of our community banks, which offer a complete range of banking and financial services to individuals and to businesses of all sizes. As described in more detail below, these services include business and personal loans, interim construction loans, specialty commercial lending, treasury management services and checking and savings accounts, as well as safe deposit boxes and night depository facilities. Automated teller machines are located throughout our market area, and we have interactive teller machines in many of our urban markets. Our Online and Mobile Banking products and our call center also provide 24-hour banking services.
As of December 31, 2019, we had over 200 banking, insurance and wealth management offices located throughout our markets in Mississippi, Tennessee, Alabama, Florida and Georgia. Customers can also open deposit accounts and apply for certain types of loans through our Online and Mobile Banking Products.
Lending Activities.  Income generated by our lending activities, in the form of both interest income and loan-related fees, comprises a substantial portion of our revenue, accounting for approximately 69.50%, 68.52% and 66.16% of our total gross revenues in 2019, 2018 and 2017, respectively. Total gross revenues consist of interest income on a fully taxable equivalent basis and noninterest income. Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio by both type and geography and conducting ongoing review and management of the loan portfolio. Loans are originated through our traditional community banking model based on customer needs. Customer needs are met either through our commercial or personal banking lending groups depending on the relationship and type of service or product desired. Our commercial lending group provides banking services to corporations or other business customers and originates loans for general corporate purposes, such as financing for commercial and industrial projects or income producing commercial real estate. Also included in our commercial lending group are experienced lenders within our specialty lines of business, which consist of our asset-based lending, Small Business Administration lending, healthcare, factoring, and equipment lease financing banking groups. Our personal banking group provides small consumer installment loans, residential real estate loans, lines of credit and construction financing and originates conventional first and second mortgages.
The following is a description of each of the principal types of loans in our loan portfolio, the relative credit risk of each type of loan and the steps we take to reduce such risk. Our loans are primarily generated within the market areas where our branches are located.
— Commercial, Financial and Agricultural Loans. Commercial, financial and agricultural loans (referred to as “C&I loans”), which accounted for approximately 14.12% of our total loans at December 31, 2019, are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan-to-value ratios range from 50% to 85%, depending on the type of collateral. Terms are typically short term in nature and are commensurate with the secondary source of repayment that serves as our collateral.
Although C&I loans may be collateralized by equipment or other business assets, the repayment of this type of loan depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the chief considerations when assessing the risk of a C&I loan are the local business borrower’s ability to sell its products/services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, and the general business conditions of the local economy or other market that the business serves. The liquidation of collateral is considered a secondary source of repayment. Another source of repayment are guarantors of the loan, if any. To manage these risks, the Bank’s policy is to secure its C&I loans with both the assets of the borrowing business and any other additional collateral and guarantees that may be available. In addition, we actively monitor certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors. We use C&I loan credit scoring models for smaller size loans.
— Real Estate – 1-4 Family Mortgage. We are active in the real estate – 1-4 family mortgage area (referred to as “residential real estate loans”), with approximately 29.58% of our total loans at December 31, 2019, being residential real estate loans. We offer both first and second mortgages on residential real estate. Loans secured by residential real estate in which the property is the principal residence of the borrower are referred to as “primary” 1-4 family mortgages. Loans secured by residential real estate in which the property is rented to tenants or is not the principal residence of the borrower are referred to as “rental/investment” 1-4 family mortgages. We also offer loans for the preparation of residential real property prior to construction (referred to in this Annual Report as “residential land development loans”). In addition, we offer home equity loans or lines of credit and term loans secured by first and second mortgages on the residences of borrowers who elect to use the accumulated equity in their homes for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. Originations of residential real estate loans are generated through retail efforts in our branches or originations by or referrals from our mortgage operations and online through our Renasant Consumer Direct channel.

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
— Real Estate – Commercial Mortgage. Our real estate – commercial mortgage loans (“commercial real estate loans”) represented approximately 43.81% of our total loans at December 31, 2019. Included in this portfolio are loans in which the owner develops a property with the intention of locating its business there. These loans are referred to as “owner-occupied” commercial real estate loans. Payments on these loans are dependent on the successful development and management of the business as well as the borrower’s ability to generate sufficient operating revenue to repay the loan. The Bank mitigates the risk that our estimate of value will prove to be inaccurate by having sufficient sources of secondary repayment as well as guarantor support. In some instances, in addition to our mortgage on the underlying real estate of the business, our commercial real estate loans are secured by other non-real estate collateral, such as equipment or other assets used in the business.
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
— Real Estate – Construction. Our real estate – construction loans (“construction loans”) represented approximately 8.53% of our total loans at December 31, 2019. Our construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 9 to 12 months for residential property and from 12 to 24 months for non-residential and multi-family properties. Similar to non-owner occupied commercial real estate loans, the source of repayment of a construction loan comes from the sale or lease of newly-constructed property, although often construction loans are repaid with the proceeds of a commercial real estate loan that we make to the owner or lessor of the newly-constructed property.
Construction lending entails significant additional risks compared to residential real estate or commercial real estate lending, including the risk that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. The risk is to evaluate accurately the total loan funds required to complete a project and to ensure proper loan-to-value ratios during the construction phase. We address the risks associated with construction lending in a number of ways. As a threshold matter, we limit loan-to-value ratios to 85% of when-completed appraised values for owner-

occupied and investor-owned residential or commercial properties. We monitor draw requests either internally or with the assistance of a third party, creating an additional safeguard that ensures advances are in line with project budgets.
— Installment Loans to Individuals. Installment loans to individuals (or “consumer loans”), which represented approximately 3.12% of our total loans at December 31, 2019, are granted to individuals for the purchase of personal goods. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before granting a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the collateral securing the loan and hold title until the loan is repaid in full.
— Equipment Financing and Leasing. Equipment financing loans (or “lease financing loans”), which represented approximately 0.84% of our total loans at December 31, 2019, are granted to provide capital to businesses for commercial equipment needs. These loans are generally granted for periods ranging between two and five years at fixed rates of interest. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category.  We obtain a lien against the collateral securing the loan and hold title (if applicable) until the loan is repaid in full. Transportation, manufacturing, healthcare, material handling, printing and construction are the industries that typically obtain lease financing. In addition, we offer a product tailored to qualified not-for-profit customers that provides real estate financing at tax-exempt rates.
Addressing Lending Risks. To protect against the risks associated with fluctuations in economic conditions within the Bank’s footprint, management has implemented a strategy to proactively monitor the risk to the Company presented by the Bank’s loan portfolio as a whole. First, we purposefully manage the loan portfolio to avoid excessive concentrations in any particular loan category. Our goal is to structure the loan portfolio so that it is comprised of approximately one-third C&I loans and owner-occupied commercial real estate loans, one-third non-owner occupied commercial real estate loans and one-third residential real estate loans and consumer loans. Construction and land development loans are allocated between the commercial real estate and residential real estate categories based on the property securing the loan. With respect to construction and land development loans in particular, management monitors whether the allocation of these loans across geography and asset type heightens the general risk associated with these types of loans. We also monitor concentrations in our construction and land development loans based on regulatory guidelines promulgated by banking regulators which involves evaluating the aggregate value of these loans as a percentage of our risk-based capital (this is referred to as the “100/300 Test” and is discussed in more detail under the “Supervision and Regulation” heading below) as well as monitoring loans considered to be high volatility commercial real estate. A further discussion of the risk reduction policies and procedures applicable to our lending activities can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.”
Investment Activities. We acquire investment securities to provide a source for meeting our liquidity needs as well as to supply securities to be used in collateralizing certain deposits and other types of borrowings. We primarily acquire mortgage backed securities and collateralized mortgage obligations issued by government-sponsored entities such as FNMA, FHLMC and GNMA (colloquially known as “Fannie Mae,” “Freddie Mac” and “Ginnie Mae,” respectively) as well as municipal securities. Generally, cash flows from maturities and calls of our investment securities that are not used to fund loan growth are reinvested in investment securities. We also hold investments in corporate debt and pooled trust preferred securities. At December 31, 2019, all of the Company’s investment securities were classified as available for sale.
Investment income generated by our investment activities, both taxable and tax-exempt, accounted for approximately 5.41%, 5.38% and 6.48% of our total gross revenues in 2019, 2018 and 2017, respectively.
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
For our commercial clients, we offer a competitive suite of treasury management products which include, but are not limited to, remote deposit capture, account reconciliation with CD-ROM statements, electronic statements, positive pay, ACH origination and wire transfer, wholesale and retail lockbox, investment sweep accounts, enhanced business Internet banking, outbound data exchange and multi-bank reporting.
Fees generated through the deposit services we offer accounted for approximately 7.78%, 9.52% and 10.57% of our total gross revenues in 2019, 2018 and 2017, respectively. The deposits held by the Bank have been primarily generated within the market areas where our branches are located.

Operations of Wealth Management
Through the Wealth Management segment, we offer a wide variety of fiduciary services and administer (as trustee or in other fiduciary or representative capacities) qualified retirement plans, profit sharing and other employee benefit plans, personal trusts and estates. In addition, the Wealth Management segment offers annuities, mutual funds and other investment services through a third party broker-dealer. For 2019, the Wealth Management segment contributed total revenue of $17.4 million, or 2.47%, of the Company’s total gross revenues. Wealth Management operations are headquartered in Tupelo, Mississippi, and Birmingham, Alabama, but our products and services are available to customers in all of our markets through our community banks.
Operations of Insurance
Renasant Insurance is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. For 2019, Renasant Insurance contributed total revenue of $10.8 million, or 1.54%, of the Company’s total gross revenues and operated ten offices throughout north and north central Mississippi.
Competition
Community Banks
Vigorous competition exists in all major product and geographic areas in which we conduct banking business. We compete through the Bank for available loans and deposits and the provision of other financial services (such as treasury management) with state, regional and national banks in all of our service areas, as well as savings and loan associations, credit unions, finance companies, mortgage companies, insurance companies, brokerage firms and investment companies. All of these numerous institutions compete in the delivery of products and services through availability, quality and pricing, and many of our competitors are larger and have substantially greater resources than we do, including higher total assets and capitalization, larger technology and marketing budgets and a broader offering of financial services.
For 2019, we maintained approximately 14% of the market share (deposit base) in our entire Mississippi area, approximately 2% in our entire Tennessee area, approximately 2% in our entire Alabama area, approximately 2% in our entire Florida area and approximately 2% in our entire Georgia area.

Certain markets in which we operate have demographics that we believe indicate the possibility of future growth at higher rates than the remainder of the markets in which we operate. The following table shows our deposit share in those markets as of June 30, 2019 (which is the latest date that such information is available):

Market	Available Deposits (in billions)	Deposit Share
Mississippi
Tupelo	$2.3	44.1%
DeSoto County	2.8	14.2%
Oxford	1.3	8.6%
Columbus	1.0	9.2%
Starkville	1.1	32.9%
Jackson	12.6	4.5%
Tennessee
Memphis	25.9	3.2%
Nashville	51.0	1.0%
Maryville	2.1	3.4%
Alabama
Birmingham	40.0	0.7%
Decatur	1.9	17.0%
Huntsville/Madison	7.4	1.5%
Montgomery	6.9	1.1%
Tuscaloosa	3.5	1.4%
Florida
Columbia	1.0	2.5%
Gainesville	4.7	2.2%
Ocala	6.4	2.3%
Georgia
Alpharetta/Roswell	9.3	2.0%
Canton/Woodstock	3.4	5.0%
Cartersville/Cumming	4.3	4.3%
Gwinnett County	17.2	8.2%
Lowndes County	2.0	3.1%
Source:  FDIC, as of June 30, 2019
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
A dominant theme of the GLB Act is functional regulation of financial services, with the primary regulator of the Company or its subsidiaries being the agency that traditionally regulates the activity in which the Company or its subsidiaries wish to engage. For example, the Securities and Exchange Commission (“SEC”) regulates bank holding company securities transactions, and the various banking regulators oversee our banking activities.

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
Acquisitions by Bank Holding Companies. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it acquires all or substantially all of the assets of any bank, merges or consolidates with another bank holding company or acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served and the record of the bank holding company and its subsidiary bank(s) in combating money laundering activities. Finally, in order to acquire banks located outside of their home state, a bank holding company and its subsidiary institutions must be “well capitalized” and “well managed.” In addition, as detailed under the heading “Scope of Permissible Activities” above, we cannot acquire direct or indirect control of more than 5% of the voting shares of a company engaged in non-banking activities.
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
Status as a Public Company. As a publicly-traded company, we are also subject to laws, rules and regulations, as well as the standards of self-regulatory organizations, relating to corporate governance, financial reporting and public disclosure, and auditor independence, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, SEC rules and regulations and Nasdaq listing rules. We incur significant expense, and devote substantial management time and attention, to complying with these laws, regulations and standards, which are subject to varying interpretations, amendment or outright repeal. We are committed to maintaining high standards of corporate governance, financial reporting and public disclosure, and management continually monitors changes in laws, rules and regulations, as well as best practices, in this area to ensure that we fulfill this commitment.
Supervision and Regulation of Renasant Bank
General. As a Mississippi-chartered bank, the Bank is subject to the regulation and supervision of the DBCF. As an FDIC-insured institution that is not a member of the Federal Reserve, the Bank is subject to the regulation and supervision of the FDIC. The regulations of the FDIC and the DBCF affect virtually all of the Bank’s activities, including the minimum levels of capital required, the ability to pay dividends, mergers and acquisitions, borrowing and the ability to expand through new branches or acquisitions and various other matters.
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
To fund the DIF, FDIC-insured banks are required to pay deposit insurance assessments to the FDIC on a quarterly basis. The amount of an institution’s assessment is based on its average consolidated total assets less its average tangible equity during the assessment period. As to the rate, it is based on our risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators. The higher an institution’s risk classification, the higher its assessment rate (on the assumption that such institutions pose a greater risk of loss to the DIF). In addition, the FDIC can impose special assessments in certain instances. As we have assets in excess of $10 billion, our assessment rate is based not only on our risk classification but also incorporates forward-looking measures. Also, we are subject to a surcharge designed to increase the DIF to specified levels.
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
Interstate Banking and Branching. Under federal and Mississippi law, the Bank may establish additional branch offices within Mississippi, subject to the approval of the DBCF, and the Bank can also establish additional branch offices outside Mississippi, subject to prior regulatory approval, so long as the laws of the state where the branch is to be located would permit a state bank chartered in that state to establish a branch. Finally, the Bank may also establish offices in other states by merging with banks or by purchasing branches of other banks in other states, subject to certain restrictions.
Dividends. The restrictions and guidelines with respect to the Company’s payment of dividends are described above. As a practical matter, for so long as our operations chiefly consist of ownership of the Bank, the Bank will remain our source of dividend payments. Accordingly, our ability to pay dividends depends upon the Bank's earnings and financial condition, as well as upon general economic conditions and other factors, and will be subject to any restrictions applicable to the Bank.
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
Current Expected Credit Loss Treatment. In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”), which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. The new CECL standard is effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards.
As of January 1, 2020, on account of the implementation of the CECL model, we recognized a one-time cumulative-effect adjustment to our allowance for loan losses (which will be referred to as the “allowance for credit losses” in future periods), consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We incurred transition costs and also expect to incur ongoing costs in maintaining the CECL models and methodology along with acquiring forecasts used within the models. The impact at adoption is expected to have an after-tax impact of approximately $31 million to $40 million decrease in the opening stockholders' equity balance.
In October 2019, the federal banking agencies issued a request for comment on a proposed interagency policy statement on the new CECL methodology. The policy statement proposes to harmonize the agencies' policies on allowance for credit losses with the FASB's new accounting standards. Specifically, the statement (1) updates concepts and practices from prior policy statements issued in December 2006 and July 2001 and specifies which prior guidance documents are no longer relevant; (2) describes the appropriate CECL methodology, in light of Topic 326, for determining Allowance for Credit Losses (“ACL”) on financial assets measured at amortized cost, net investments in leases, and certain off-balance sheet credit exposures; and (3) describes how to estimate an ACL for an impaired available-for-sale debt security in line with Topic 326. The proposed policy statement would be effective at the time that each institution adopts the new standards required by FASB.
See Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report for additional information on the impact of our adoption of the CECL model.
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
In addition, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency rules for calculating risk-weighted assets have been revised in recent years to enhance risk sensitivity and to incorporate certain international capital standards of the Basel Committee on Banking Supervision. These revisions affect the calculation of the denominator of a banking organization’s risk-based capital ratios to reflect the higher-risk nature of certain types of loans.
For example, residential mortgages are risk-weighted between 35% and 200%, depending on the mortgage’s loan-to-value ratio and whether the mortgage falls into one of two categories based on eight criteria that include the term, use of negative amortization and balloon payments, certain rate increases and documented and verified borrower income, while a 150% risk weight applies to both certain high volatility commercial real estate acquisition, development and construction loans as well as non-residential mortgage loans 90 days past due or on nonaccrual status (in both cases, as opposed to the former 100% risk weight). Also, “hybrid” capital items like trust preferred securities no longer enjoy Tier 1 capital treatment, subject to various grandfathering and transition rules. We and the Bank meet all minimum capital requirements as currently in effect and our grandfathered trust preferred securities qualify for Tier 1 capital treatment.
For a detailed discussion of the Company’s capital ratios, see Note 23, “Regulatory Matters,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

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
Interchange Fees. Under Section 1075 of the Dodd-Frank Act (often referred to as the “Durbin Amendment”), the Federal Reserve established standards for assessing whether the interchange fees, or “swipe” fees, that banks charge for processing electronic payment transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Under the Federal Reserve’s rules, the maximum permissible interchange fee is no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. A debit card issuer may also recover one cent per transaction for fraud prevention purposes if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. Due to being over $10 billion in total assets as of December 31, 2018, the Bank became subject to the interchange fee cap beginning July 1, 2019.
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
100/300 Test. In response to rapid growth in commercial real estate (“CRE”) loan concentrations and observed weaknesses in risk management practices at some financial institutions, the FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency published Joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (which we refer to as the “CRE guidance”). The CRE guidance is intended to promote sound risk management practices and appropriate levels of capital to enable institutions to engage in CRE lending in a safe and sound manner. Federal banking regulators use certain criteria to identify financial institutions that are potentially exposed to significant CRE concentration risk. Among other things, an institution will be deemed to potentially have significant CRE concentration risk exposure if, based on its call report, either (1) total loans classified as acquisition, development and construction (“ADC”) loans represent 100% or more of the institution’s total capital or (2) total CRE loans, which consists of ADC and non-owner occupied CRE loans as defined in the CRE guidance, represent 300% or more the institution’s total capital, where the balance of the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months. The foregoing criteria are commonly referred to as the 100/300 Test. As of December 31, 2019, our ADC loans represented 80.84% of our total capital, and our total CRE loans represented 251.84% of our total capital.
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
Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve bank. At December 31, 2019, the Bank was in compliance with its reserve requirements.
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
The FDIC and the Office of the Comptroller of the Currency recently proposed substantial changes to the CRA rules and regulations; however, the Federal Reserve Board did not join in the proposed rulemaking, and at this time it is unclear what changes, if any, to the CRA rules and regulations will ultimately be effected.  In addition, the U.S. Congress and all banking regulatory agencies have proposed changes to fair lending laws.  We will continue to evaluate the impact of any changes to the regulations governing the CRA and fair lending and their impact to our financial condition, results of operations, and/or liquidity.

Financial and State Privacy Requirements. Federal law and regulations limit a financial institution’s ability to share a customer’s financial information with unaffiliated third parties and otherwise contain extensive protections for a customer’s private information. Specifically, these provisions require all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy at the beginning of the relationship and annually thereafter. Further, such customers must be given the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. The sharing of information for marketing purposes is also subject to limitations. In addition to law and regulation at the federal level, a number of states - some of which we have loan or deposit customers in - have enacted broad statutes governing the use of an individual’s personal information. These statutes typically encompass a broader scope of personal information than the financial information covered by federal privacy laws and regulations, and the statutes generally place more stringent restrictions on the ability of a third party to disclose, share or otherwise use an individual’s personal information than exist under federal law and regulations. Many of these states’ privacy laws and regulations impose severe penalties for violations.

The Bank has adopted a privacy policy and implemented procedures governing the use and disclosure of personal financial information for both customers and non-customers. We believe our policy and procedures currently comply with all applicable laws and regulations, and we continually monitor federal and state laws, as well as changes in the nature and scope of our operations, so that any necessary changes in our privacy policy and procedures can be enacted in a timely manner.
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
Sources and Availability of Funds
The funds essential to our, and the Bank’s, business consist primarily of funds derived from customer deposits, loan repayments, cash flows from our investment securities, securities sold under repurchase agreements, Federal Home Loan Bank advances and subordinated notes. The availability of such funds is primarily dependent upon the economic policies of the federal government, the economy in general and the general credit market for loans. Additional information about our funding sources can be found under the heading "Liquidity and Capital Resources" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this report.
Personnel
At December 31, 2019, we employed 2,527 people throughout all of our segments on a full-time equivalent basis. Of this total, the Bank accounted for 2,461 employees (inclusive of employees in our Community Banks and Wealth Management segments), and Renasant Insurance employed 66 individuals. The Company has no additional employees; however, at December 31, 2019, 18 employees of the Bank served as officers of the Company in addition to their positions with the Bank.
Dependence Upon a Single Customer
No material portion of our loans have been made to, nor have our deposits been obtained from, a single or small group of customers; the loss of any single customer or small group of customers with respect to any of our reportable segments would not have a material adverse effect on our business as a whole or with respect to that segment in particular. A discussion of concentrations of credit in our loan portfolio is set forth under the heading “Financial Condition - Loans” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.
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

Table 1 – Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
(In Thousands)
The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate on each such category for the years ended December 31, 2019, 2018 and 2017:

	2019			2018			2017
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Non purchased(1)	$6,784,132	$337,672	4.98%	$6,019,177	$286,643	4.76%	$5,060,496	$226,524	4.48%
Purchased	2,384,423	149,568	6.27%	2,162,410	132,199	6.11%	1,795,306	114,043	6.35%
Total Loans	9,168,555	487,240	5.31%	8,181,587	418,842	5.12%	6,855,802	340,567	4.97%
Loans held for sale	358,735	18,171	5.07%	270,270	12,892	4.77%	174,369	7,469	4.28%
Securities:
Taxable(2)	1,051,124	29,786	2.83%	844,692	23,713	2.81%	746,557	17,408	2.33%
Tax-exempt	193,252	7,821	4.05%	217,190	9,232	4.25%	329,430	15,838	4.81%
Total securities	1,244,376	37,607	3.02%	1,061,882	32,945	3.10%	1,075,987	33,246	3.09%
Interest-bearing balances with banks	256,374	5,891	2.30%	148,677	3,076	2.07%	195,072	2,314	1.19%
Total interest-earning assets	11,028,040	548,909	4.98%	9,662,416	467,755	4.84%	8,301,230	383,596	4.62%
Cash and due from banks	179,991			163,286			140,742
Intangible assets	976,065			747,008			565,507
Other assets	691,890			531,857			501,829
Total assets	$12,875,986			$11,104,567			$9,509,308
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$4,754,201	$40,991	0.86%	$4,246,585	$23,678	0.56%	$3,609,567	$9,559	0.26%
Savings deposits	647,271	1,258	0.19%	596,990	868	0.15%	567,723	394	0.07%
Time deposits	2,320,775	39,746	1.71%	2,040,675	25,214	1.24%	1,715,828	14,667	0.85%
Total interest-bearing deposits	7,722,247	81,995	1.06%	6,884,250	49,760	0.72%	5,893,118	24,620	0.42%
Borrowed funds	405,975	16,928	4.17%	388,077	15,569	4.01%	419,070	13,233	3.16%
Total interest-bearing liabilities	8,128,222	98,923	1.22%	7,272,327	65,329	0.90%	6,312,188	37,853	0.60%
Noninterest-bearing deposits	2,463,436			2,036,754			1,724,834
Other liabilities	176,496			94,152			91,336
Shareholders’ equity	2,107,832			1,701,334			1,380,950
Total liabilities and shareholders’ equity	$12,875,986			$11,104,567			$9,509,308
Net interest income/ net interest margin		$449,986	4.08%		$402,426	4.16%		$345,743	4.16%

(1)Shown net of unearned income.
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

	2019 Compared to 2018			2018 Compared to 2017
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans:
Not purchased	$37,643	$13,386	$51,029	$44,963	$15,156	$60,119
Purchased	13,855	3,514	17,369	22,200	(4,044)	18,156
Loans held for sale	4,068	1,211	5,279	4,916	507	5,423
Securities:
Taxable	5,848	225	6,073	2,471	3,834	6,305
Tax-exempt	(984)	(427)	(1,411)	(4,929)	(1,677)	(6,606)
Interest-bearing balances with banks	2,442	373	2,815	(358)	1,120	762
Total interest-earning assets	62,872	18,282	81,154	69,263	14,896	84,159
Interest expense:
Interest-bearing demand deposits	3,108	14,205	17,313	1,944	12,175	14,119
Savings deposits	78	312	390	21	453	474
Time deposits	3,811	10,721	14,532	3,145	7,402	10,547
Borrowed funds	733	626	1,359	(879)	3,215	2,336
Total interest-bearing liabilities	7,730	25,864	33,594	4,231	23,245	27,476
Change in net interest income	$55,142	$(7,582)	$47,560	$65,032	$(8,349)	$56,683

Table 3 – Investment Portfolio
(In Thousands)
The following table sets forth the scheduled maturity distribution and weighted average yield based on the amortized cost of our investment portfolio as of December 31, 2019. Information regarding the carrying value of the investment securities listed below as of December 31, 2019, 2018 and 2017 is contained under the heading “Financial Condition – Investments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

	Amount	Yield
Available for Sale:
U.S. Treasury securities
Maturing within one year	$498	1.99%
Obligations of other U.S. Government agencies and corporations
Maturing within one year	1,507	3.02%
Maturing after one year through five years	1,011	2.67%
Obligations of states and political subdivisions
Maturing within one year	15,126	4.65%
Maturing after one year through five years	28,958	3.32%
Maturing after five years through ten years	66,393	3.82%
Maturing after ten years	107,885	3.07%
Trust preferred securities
Maturing after ten years	12,153	2.49%
Other debt securities - corporate debt
Maturing after one year through five years	1,000	5.05%
Maturing after five years through ten years	12,500	4.70%
Residential mortgage backed securities not due at a single maturity date:
Government agency MBS	708,970	2.77%
Government agency CMO	172,178	2.57%
Commercial mortgage backed securities not due at a single maturity date:
Government agency MBS	30,372	3.37%
Government agency CMO	76,456	3.03%
Other debt securities not due at a single maturity date	41,864	3.58%
	$1,276,871	3.02%
Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 4.45%, which is net of federal tax benefit.

Table 4 – Loan Portfolio
(In Thousands)
The following table sets forth loans held for investment, net of unearned income, outstanding at December 31, 2019, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less. For information regarding the loan balances in each of the categories listed below as of the end of each of the last five years, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Financial Condition – Loans.” See “Risk Management – Credit Risk and Allowance for Loan Losses” in Item 7 for information regarding the risk elements applicable to, and a summary of our loan loss experience with respect to, the loans in each of the categories listed below.

	One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial, financial, agricultural	$894,878	$384,639	$88,455	$1,367,972
Lease financing	2,642	57,034	22,199	81,875
Real estate – construction	620,218	119,419	86,846	826,483
Real estate – 1-4 family mortgage	953,760	707,433	1,205,420	2,866,613
Real estate – commercial mortgage	1,365,120	2,161,485	717,660	4,244,265
Installment loans to individuals	43,938	87,070	171,422	302,430
	$3,880,556	$3,517,080	$2,292,002	$9,689,638
The following table sets forth the fixed and variable rate loans maturing or scheduled to reprice after one year as of December 31, 2019:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Due after one year through five years	$2,861,800	$655,280
Due after five years	1,371,575	920,427
	$4,233,375	$1,575,707

Table 5 – Deposits
(In Thousands)
The following table shows the maturity of certificates of deposit and other time deposits of $100 or more at December 31, 2019:

	Certificates of Deposit	Other
Three Months or Less	$211,975	$8,315
Over Three through Six Months	180,492	2,341
Over Six through Twelve Months	398,976	16,285
Over 12 Months	448,685	21,504
	$1,240,128	$48,445

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
General business and economic conditions in the United States and abroad can materially affect our business and operations. A weak U.S. economy is likely to cause uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government and future tax rates. In addition, economic and other conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. As an example, the recent outbreak of a novel coronavirus in Wuhan, China has resulted in the extended shutdown of certain businesses in the region.  Depending on future developments (including the extent of the virus’s spread and the measures, such as quarantines and travel restrictions, taken to contain such spread), may adversely affect economic conditions in the United States generally and our markets in particular.
Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and C&I loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
As of December 31, 2019, approximately 66.45% of our loan portfolio consisted of C&I, construction and commercial real estate loans. These types of loans are generally viewed as having more risk to our financial condition than other types of loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of C&I, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
Our C&I, construction and commercial real estate loan portfolios are discussed in more detail under the heading “Operations – Operations of Community Banks” in Item 1, Business, in this report.
We have a high concentration of loans secured by real estate.
At December 31, 2019, approximately 81.92% of our loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower. Real estate values have generally recovered since the most recent recession, but any adverse change in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.

We have a concentration of credit exposure in commercial real estate.
In addition to the general risks associated with our lending activities described above, including the effects of declines in real estate values, commercial real estate (“CRE”) loans are subject to additional risks. These loans depend on cash flows from the property to service the debt. Cash flows, either in the form of rental income or the proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. A general downturn in the local economy where the property is located, or a decline in occupancy rates in particular, could increase the likelihood of default. An increase in defaults in our CRE loan portfolio could have a material adverse effect on our financial condition and results of operations. At December 31, 2019, we had approximately $4.8 billion in commercial real estate loans, representing approximately 49.26% of our loans outstanding on that date, as follows:

(thousands)	December 31, 2019
Commercial Real Estate
Owner-occupied	$1,637,281
Non-owner occupied	2,450,895
Construction	528,504
Land Development:
Commercial mortgage	156,089
Total Commercial real estate loans	$4,772,769
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
The 2008-2009 recession in the United States highlighted the inherent difficulty in estimating with precision the extent to which credit risks and future trends need to be addressed through a provision to our allowance for loan losses. Any deterioration of current economic conditions could cause us to experience higher than normal delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.
In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations. A discussion of the policies and procedures related to management’s process for determining the appropriate level of the allowance for loan losses is set forth under the heading “Risk Management – Credit Risk and Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

FASB has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.
In June 2016, FASB issued an accounting standard update, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”) which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the CECL model. The new CECL standard is effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under GAAP for periods ending on or before December 31, 2019, which delays recognition until it is probable a loss has been incurred. The CECL model may create more volatility in the level of our allowance for loan losses.
As of January 1, 2020, upon the effectiveness of the CECL model, we recognized a one-time cumulative-effect adjustment to our allowance for loan losses (which will be referred to the “allowance for credit losses” in future periods), consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We incurred transition costs and also expect to incur ongoing costs in maintaining the CECL models and methodology along with acquiring forecasts used within the models. We also anticipate that the methodology will result in increased capital costs. The impact at adoption is expected to have an after-tax impact of approximately $31 million to $40 million decrease in the opening stockholders' equity balance.
We are subject to interest rate risk.
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. The rising rate environment over the last several years, where the Federal Reserve has increased the federal funds target rate by 25 basis points on eight separate occasions since December 2016, changed during 2019 as the Federal Reserve decreased the federal funds target rate by 25 basis points on three separate occasions. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, and (2) the fair value of our financial assets and liabilities.
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
—
The remaining maturity of various assets and liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, mortgage backed securities held in our securities portfolio may prepay significantly earlier than anticipated, which could reduce portfolio income. If prepayment rates increase, we would be required to amortize net premiums into income over a shorter period of time, thereby reducing the corresponding asset yield and net interest income.

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
A discussion of our policies and procedures used to identify, assess and manage certain interest rate risk is set forth under the heading “Risk Management – Interest Rate Risk” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.
The planned phasing out of the London Interbank Offered Rate (“LIBOR”) as a financial benchmark may adversely affect our business and financial results.
The planned phasing out of LIBOR as a financial benchmark presents risks to the financial instruments originated or held by the Company. LIBOR is the reference rate used for many of our transactions, including a substantial portion of our variable rate loans as well as our borrowing and purchase and sale of securities; in addition, the derivatives that we use to manage risk related to the foregoing transactions are tied to LIBOR. However, a reduced volume of interbank unsecured term borrowing coupled with recent legal and regulatory proceedings related to rate manipulation by certain financial institutions has led to international reconsideration of LIBOR as a financial benchmark. The United Kingdom Financial Conduct Authority (“FCA”), which regulates the process for establishing LIBOR, announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. Accordingly, the FCA intends to stop persuading, or compelling, banks to submit to LIBOR after 2021. Until such time, however, FCA panel banks have agreed to continue to support LIBOR.
It is not clear at this time how LIBOR will be determined for purposes of financial instruments that are currently referencing LIBOR if and when it ceases to exist. If LIBOR is discontinued after 2021 as expected, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments. Such discontinuation may cause us to incur significant expense in amending these governing instruments and otherwise effecting the transition to a new reference rate. Discontinuation also may increase operational and other risks to the Company and the industry.
While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a steering committee comprised of large U.S. financial institutions, the Alternative Reference Rate Committee, or ARRC, selected the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR has been published by the Federal Reserve Bank of New York (“FRBNY”) since May 2018, and it is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently considering industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.
The Company has not yet decided if it will adopt SOFR or another rate as the reference rate for its lending or borrowing transactions, and there can be no assurances that, regardless of the Company’s decision, SOFR will be widely adopted as the replacement reference rate for LIBOR. In addition, because SOFR is published by the FRBNY based on data received from other sources, we have no control over its determination, calculation or publication. Finally, there can be no assurance that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the parties that utilize SOFR as the reference rate for transactions.
The market transition away from LIBOR to an alternative reference rate, including SOFR, is complex and could have a range of adverse effects on our business, financial condition, and results of operations. In particular, any such transition could:

—
adversely affect the interest rates paid or received on, and the revenue and expenses associated with, our floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR's role in determining market interest rates globally;

—
adversely affect the value of the our floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR's role in determining market interest rates globally;

—	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
—
require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark.

Finally, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.
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
As a financial institution, we rely heavily on our ability, and the ability of our third party service providers, to securely and reliably process, record, transmit and monitor confidential and other information through our and our third party service provider’s computer systems and networks. Our operational systems, including, among other things, deposit and loan servicing, online and mobile banking, wealth management, accounting and data processing, could be materially adversely impacted by a failure, interruption or breach in the security or integrity of any of these systems, whether our own or one of our third party service provider’s. Threats to these systems come from a variety of sources, including computer hacking involving the introduction of computer viruses or malware, cyber-attacks, identity theft, electronic fraudulent activity and attempted theft of financial assets. These threats are very sophisticated and constantly evolving. In addition, our systems are threatened by unpredictable events such as power outages or tornadoes or other natural disasters.
We have invested a significant amount of time and expense, in security infrastructure investments and the development of policies and procedures governing our operations as well as employee training, in our efforts to ensure the security and integrity of our systems from the aforementioned threats, and we continue to upgrade our systems and evolve our policies and procedures to address vulnerabilities that we identify as well as new techniques being used to compromise our systems of which we become aware, especially as we expand our mobile and online banking presence. In addition, we have built redundancy into our systems, and we have located equipment at facilities that have been hardened to withstand natural disasters and have back-up power generating capacity. In addition, we require our third party service providers to be similarly diligent in protecting their own systems from such existing and new threats, and a critical factor in our selection of an external service provider is the results of our evaluation of its business continuity planning. Despite these efforts, we can provide no assurances that our systems, or our provider’s systems, will not experience any failures, interruptions or security breaches or that, if any such failures, interruptions or breaches occur, they will be addressed in a timely and adequate manner. If the security and integrity of our systems, or the systems of one of our providers, are compromised, our operations could be significantly disrupted and our or our customer’s confidential information could be misappropriated, among other things. This in turn could result in financial losses to us or our customers, lasting damage to our reputation, the violation of privacy or other laws and significant litigation risk, all of which could have a material adverse effect on our financial condition and results of operations.
Our risk management framework may not be effective in mitigating risk and loss to us.
We are subject to numerous risks, including lending risk, interest rate risk, liquidity risk, market risk, information security risk and model risk, among other risks encountered in the ordinary course of our operations. We have put in place processes and procedures designed to identify, measure, monitor and mitigate these risks. However, all risk management frameworks are inherently limited, for a number of reasons. First, we may not have identified all material risks affecting our operations. Next, our current procedures may not anticipate future development of currently unanticipated or unknown risks. Also, we may have underestimated the impact of known risks or overestimated the effectiveness of the policies and procedures we have implemented to mitigate these risks. The recent recession and the heightened regulatory scrutiny of financial institutions that resulted therefrom, coupled with increases in the scope and complexity of our operations, among other things, have increased the level of risk that we must manage. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.
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
We have grown our business through the acquisition of entire financial institutions and through de novo branching. We have engaged in whole-bank acquisitions, most recently acquiring Brand and its wholly-owned subsidiary Brand Bank on September 1, 2018. In addition, since the beginning of 2011, we have opened eight branches in new markets, acquired specified assets and the operations of, and assumed specified liabilities of, failed financial institutions in two FDIC-assisted transactions and acquired the RBC Bank (USA) trust division in addition to other smaller acquisitions. We intend to continue pursuing a growth strategy for our business through de novo branching and to evaluate attractive acquisition opportunities that are presented to us. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:
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
We may fail to realize the anticipated benefits of our acquisitions.
The success of our acquisitions will depend on, among other things, our ability to realize anticipated cost savings and to integrate the acquired assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, we will make fair value estimates of certain assets and liabilities in recording each acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the particular acquisition.
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
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have substantially greater resources than we have, including higher total assets and capitalization, greater access to capital markets and a broader offering of financial services. Such competitors primarily include national, regional and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies, FinTech companies and other financial intermediaries. The information under the heading “Competition” in Item 1, Business, in this report provides more information regarding the competitive conditions in our growth markets.
Our industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. The consolidation of financial institutions in connection with the 2008-2009 recession has continued to the present time, and we expect additional consolidation to occur as a result of, among other things, elevated regulatory compliance costs, the benefits of larger scale when making investments in new technology and changes in laws affecting larger financial institutions. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, legislative and regulatory changes on both the federal and state level may materially affect competitive conditions in our industry. Finally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures.

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
We are also subject to various privacy, data protection and information security laws. Under the GLB Act, we are subject to limitations on our ability to share our customers’ nonpublic personal information with unaffiliated parties, and we are required to provide certain disclosures to our customers about our data collection and security practices. Customers have the right to opt out of our disclosure of their personal financial information to unaffiliated parties. We are also subject to state laws regulating the privacy of individual's private information, many of which are more restrictive, and have more severe sanctions for noncompliance, than the GLB Act. Finally, the GLB Act requires us to develop, implement and maintain a written comprehensive information security program containing appropriate safeguards for our customers’ nonpublic personal information. New laws and regulations have also been proposed that could increase our privacy, data protection and information security compliance costs. Our failure to comply with new or existing privacy, data protection and information security laws and regulations could result in regulatory or governmental investigations and/or fines, sanctions and other expenses which could have a material adverse effect on our financial condition and results of operations.
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
Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations nevertheless may occur. The information under the heading “Supervision and Regulation” in Item 1, Business, and Note 23, “Regulatory Matters,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report provides more information regarding the regulatory environment in which we and the Bank operate.
Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
In order to replenish the Deposit Insurance Fund following the recession in 2008-2009, the FDIC significantly increased the assessment rates paid by financial institutions for deposit insurance. In November 2018, the DIF reached the minimum reserve ratio of 1.35% required under the Dodd-Frank Act, which resulted in the discontinuance of the assessment surcharges that had been charged to banks, with greater than $10 billion in assets like the Bank. However, under the Dodd-Frank Act, if the reserve ratio falls or is projected within 6 months to fall below 1.35%, or if the FDIC increases reserves against future losses, the increased assessments are to be borne primarily by institutions with assets greater than $10 billion, which will apply to the Bank. Any increases in FDIC insurance premiums and any special assessments may adversely affect our financial condition and results of operations.
We are subject to heightened regulatory requirements now that we exceed $10 billion in assets.
As discussed under the heading “Supervision and Regulation” in Item 1, Business, in this report, the Dodd-Frank Act and regulations promulgated thereunder impose additional requirements on bank holding companies with total assets of at least $10 billion. In addition, banks with total assets of at least $10 billion are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Finally, since we exceeded $10 billion in assets as of December 31, 2018, we are subject to the limitation on interchange fees imposed pursuant to the Durbin Amendment to the Dodd-Frank Act. To prepare for the Company being subject to additional regulations upon exceeding $10 billion in assets, in recent years we incurred a number of significant expenses, and we expect to continue to incur additional expenses to address heightened regulatory requirements on account of having in excess of $10 billion in assets. Further, the impact of the Durbin Amendment has reduced our noninterest income. These additional expenses could have a material adverse effect on our business, financial condition and results of operations. Our regulators may also consider our compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters such as acquisitions of other financial institutions.
Changes in accounting standards issued by FASB or other standard-setting bodies may adversely affect our financial statements.
Our financial statements are subject to the application of accounting principles generally accepted in the United States (“GAAP”), which are periodically revised and/or expanded. From time to time, FASB or other accounting standard setting bodies adopt new accounting standards or amend existing standards. We have discussed the risks associated with our implementation of the CECL model. In addition, market conditions often prompt these bodies to promulgate new guidance that further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. Our estimate of the impact of accounting developments that have been issued but not yet implemented is disclosed in our annual reports on Form 10-K and our quarterly reports on Form 10-Q, but the impact of these changes often is difficult to precisely assess. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material effect on our financial condition and results of operations.
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
Although our common stock is listed for trading on The NASDAQ Global Select Market, the average daily trading volume in our common stock is generally less than that of many of our competitors and other bank holding companies that are publicly-traded companies. For the 60 days ended February 21, 2020, the average daily trading volume for Renasant common stock was 203,727 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.
Our ability to declare and pay dividends is limited by law, and we may be unable to pay future dividends.
We are a separate and distinct legal entity from the Bank, and we receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. The information under Note 22, “Restrictions on Cash, Securities, Bank Dividends, Loans or Advances,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report provides a detailed discussion about the restrictions governing the Bank’s ability to transfer funds to us.
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
Shares of our common stock eligible for future sale, including those that may be issued in any other private or public offering of our common stock for cash or as incentives under incentive plans, could have a dilutive effect on the market for our common stock and could adversely affect market prices. As of February 21, 2020, there were 150,000,000 shares of our common stock authorized, of which 56,562,634 shares were outstanding.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The principal executive offices of the Company are located at 209 Troy Street, Tupelo, Mississippi. Various departments occupy each floor of the five-story building. The Technology Center, also located in Tupelo, houses electronic data processing, document preparation, document imaging, loan servicing and deposit operations.
As of December 31, 2019, Renasant operated 160 full-service branches, 12 limited-service branches and ATM and Interactive Teller Machine (ITM) networks, which includes 180 at on-premise locations and 30 located at off-premise sites. Our Community Banks and Wealth Management segments operate out of all of these offices.
The Bank also operates 22 locations used exclusively for mortgage banking, three locations used exclusively for loan production and two locations used exclusively for investment services.
Renasant Insurance, a wholly-owned subsidiary of the Bank, owns seven stand-alone offices and leases three branches throughout Mississippi.
We own or lease our facilities and believe all of our properties are in good condition to meet our business needs. None of our properties are subject to any material encumbrances.
ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company, the Bank, Renasant Insurance or any other subsidiaries are a party or to which any of their property is subject, and no such legal proceedings were terminated in the fourth quarter of 2019.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
The Company’s common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “RNST.” On February 21, 2020, the Company had approximately 4,455 shareholders of record and the closing sales price of the Company’s common stock was $31.95.
Please refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number of Shares or Approximate Dollar Value That May Yet Be Purchased Under Share Repurchase Plans (2)
October 1, 2019 to October 31, 2019	206,251	$34.75	206,251	$44,125
November 1, 2019 to November 31, 2019	117,168	35.33	116,916	39,994
December 1, 2019 to December 31, 2019	283,925	35.48	281,910	29,994
Total	607,344	$35.20	605,077

(1)
The Company announced a $50.0 million stock repurchase program on October 24, 2018, under which the Company was authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. The stock repurchase program was completed during the first week of October 2019, with a total of 37,151 shares repurchased in October 2019. The Company also announced a new $50.0 million stock repurchase program in October 2019. During the fourth quarter of 2019, the Company repurchased 567,926 shares under the new program. The program will remain in effect until the earlier of October 2020 or the repurchase of the entire amount of common stock authorized to be repurchased by the Board of Directors.

Share amounts in this column also include shares of Renasant common stock withheld to satisfy federal and state tax liabilities related to the vesting of time-based restricted stock awards and to satisfy the exercise price and tax liabilities related to the exercise of stock options during the three month period ended December 31, 2019. A total of 2,267 shares were withheld for such purposes in November and December 2019; no shares were withheld for tax purposes in October 2019.

(2)	Dollars in thousands
Unregistered Sales of Equity Securities
The Company did not sell any unregistered equity securities during 2019.

Stock Performance Graph
The following performance graph, obtained from S&P Global Market Intelligence, compares the performance of our common stock to the NASDAQ Market Index and to the SNL Geographic Index, Southeast, which is a peer group of regional southeast bank holding companies (which includes the Company), for our reporting period. The performance graph assumes that the value of the investment in our common stock, the NASDAQ Market Index and the SNL Geographic Index, Southeast was $100 at December 31, 2014, and that all dividends were reinvested.

	Period Ending December 31,
	2014	2015	2016	2017	2018	2019
Renasant Corporation	$100.00	$121.49	$152.06	$149.91	$112.85	$135.70
NASDAQ Market Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL Geographic Index, Southeast(1)	100.00	98.44	130.68	161.65	133.56	188.08

(1)
The SNL Geographic Index, Southeast, is a peer group of 70 regional bank holding companies, whose common stock is traded either on the New York Stock Exchange, NYSE Amex or NASDAQ, and who are headquartered in Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.

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

ITEM 6. SELECTED FINANCIAL DATA(1)
(In Thousands, Except Share Data) (Unaudited)

Year Ended December 31,	2019	2018	2017	2016	2015
Interest income	$542,580	$461,854	$374,750	$329,138	$263,023
Interest expense	98,923	65,329	37,853	28,147	21,665
Net interest income	443,657	396,525	336,897	300,991	241,358
Provision for loan losses	7,050	6,810	7,550	7,530	4,750
Noninterest income	153,254	143,961	132,140	137,415	108,270
Noninterest expense	374,174	345,029	301,618	295,099	245,114
Income before income taxes	215,687	188,647	159,869	135,777	99,764
Income taxes	48,091	41,727	67,681	44,847	31,750
Net income	$167,596	$146,920	$92,188	$90,930	$68,014
Per Common Share
Net income – Basic	$2.89	$2.80	$1.97	$2.18	$1.89
Net income – Diluted	2.88	2.79	1.96	2.17	1.88
Book value at December 31	37.39	34.91	30.72	27.81	25.73
Closing price(2)	35.42	30.18	40.89	42.22	34.41
Cash dividends declared and paid	0.87	0.80	0.73	0.71	0.68
Dividend payout	30.21%	37.24%	37.24%	32.72%	36.17%
At December 31,
Assets	$13,400,618	$12,934,878	$9,829,981	$8,699,851	$7,926,496
Loans, net of unearned income	9,689,638	9,083,129	7,620,322	6,202,709	5,413,462
Securities	1,290,613	1,250,777	671,488	1,030,530	1,105,205
Deposits	10,213,168	10,128,557	7,921,075	7,059,137	6,218,602
Borrowings	865,598	651,324	297,360	312,135	570,496
Shareholders’ equity	2,125,689	2,043,913	1,514,983	1,232,883	1,036,818
Selected Ratios
Return on average:
Total assets	1.30%	1.32%	0.97%	1.08%	0.99%
Shareholders’ equity	7.95%	8.64%	6.68%	8.15%	7.76%
Average shareholders’ equity to average assets	16.37%	15.32%	14.52%	13.26%	12.76%
At December 31,
Shareholders’ equity to assets	15.86%	15.80%	15.41%	14.17%	13.08%
Allowance for loan losses to total loans, net of unearned income(3)	0.69%	0.77%	0.83%	0.91%	1.11%
Allowance for loan losses to nonperforming loans(3)	208.92%	379.96%	348.37%	320.08%	283.46%
Nonperforming loans to total loans, net of unearned income(3)	0.33%	0.20%	0.24%	0.28%	0.39%

(1)
Selected consolidated financial data includes the effect of mergers and other acquisition transactions from the date of each merger or other transaction. On September 1, 2018, Renasant Corporation acquired Brand Group Holdings, Inc., a Georgia corporation (“Brand”), headquartered in Lawrenceville, Georgia. On July 1, 2017, Renasant Corporation acquired Metropolitan BancGroup, Inc., a Delaware corporation (“Metropolitan”), headquartered in Ridgeland, Mississippi. On April 1, 2016, Renasant Bank, Renasant Corporation’s wholly-owned subsidiary, acquired KeyWorth Bank, a Georgia banking corporation (“KeyWorth”), headquartered in Johns Creek, Georgia. On July 1, 2015, Renasant Corporation acquired Heritage Financial Group, Inc., a Maryland corporation (“Heritage”), headquartered in Albany, Georgia. For additional information about the Brand acquisition, please refer to Item 1, Business, and Note 2, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K. For additional information about the Metropolitan acquisition, please refer to Item 1, Business, and Note 2, “Mergers and

Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data in Renasant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019. For additional information about the KeyWorth and Heritage acquisitions, please refer to Item 1, Business, and Note 2, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data in Renasant’s Annual Report on Form 10-K/A for the year ended December 31, 2017, filed with the SEC on February 28, 2018.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
The following discussion and analysis of our financial condition and results of operations should be read together with the cautionary language regarding forward-looking statements at the beginning of Part I of this Annual Report on Form 10-K and our consolidated financial statements and related notes included under Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2018, which provides a discussion of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Annual Report on Form 10-K.
Performance Overview
Net income was $167,596 for 2019 compared to $146,920 for 2018. Basic and diluted earnings per share (“EPS”) were $2.89 and $2.88, respectively, for 2019 compared to $2.80 and $2.79, respectively, for 2018. At December 31, 2019, total assets increased to $13,400,618 from $12,934,878 at December 31, 2018. The comparability of our financial condition and results of operations from 2018 to 2019 has been influenced by a number of factors:

Acquisitions
—
Effective September 1, 2018, the Company completed its acquisition of Brand Group Holdings, Inc. (“Brand”) in a transaction valued at $474,453. Including the effect of purchase accounting adjustments, the Company acquired assets with a fair value of $2,334,333 which included gross loans with a fair value of $1,580,339, and assumed liabilities with a fair value of $1,859,880, including deposits with a fair value of $1,714,177. The acquisition expanded the Company’s footprint in the greater Atlanta, Georgia metropolitan area.

Financial Highlights
—
Net interest income increased 11.89% to $443,657 for 2019 as compared to $396,525 for 2018. The increase from 2018 to 2019 was due primarily to the increase in average earnings assets from the acquisition of Brand and organic growth in the Company’s non purchased loan portfolio. Yields on earning assets increased as we replaced maturing assets with assets earning similar or higher rates of interest. Furthermore, the Company capitalized on the rising rate environment over the last two years, ending in July 2019, by replacing maturing loans with new or renewed loans at similar or higher rates. These efforts helped offset the negative impact to our net interest income and net interest margin from not only rising costs of our deposits and borrowings as competition increased in response to the aforementioned rate environment but also the impact of loan yields as rates decreased in the latter half of 2019.

—	Net charge-offs as a percentage of average loans decreased to 0.04% in 2019 compared to 0.05% in 2018. The provision for loan losses was $7,050 for 2019 compared to $6,810 for 2018.
—
Noninterest income was $153,254 for 2019 compared to $143,961 for 2018. The growth in noninterest income is primarily attributable to the Brand acquisition and growth in our mortgage banking operations. Effective July 1, 2019, we became subject to the limitations on interchange fees imposed pursuant to §1075 of the Dodd-Frank Act (this provision, commonly referred to as the “Durbin Amendment,” is discussed in more detail under the heading “Supervision and Regulation” in Item 1, Business, in this report). The Durbin Amendment limitations reduced interchange fees by approximately $6,000 during the second half of 2019.

—
Noninterest expense was $374,174 and $345,029 for 2019 and 2018, respectively. The increase in noninterest expense and its related components is primarily attributable to the Brand acquisition as well as increases in salaries and employee benefits as the Company engaged in above-average hiring of new production team members over the course of 2019 to support its long term growth strategy. The Company recorded merger expense related to its recent acquisitions of $279 and $14,246 in 2019 and 2018, respectively. Merger expense did not impact diluted EPS in 2019, but decreased it by $0.21 in 2018.

—
Loans, net of unearned income, were $9,689,638 at December 31, 2019 compared to $9,083,129 at December 31, 2018, which represents an increase of 6.68% from the previous year. Excluding purchased loans of $2,101,664 and $2,693,417 at December 31, 2019 and 2018, respectively, the portfolio increased by $1,198,262, or 18.75%, from December 31, 2018.

—
Deposits totaled $10,213,168 at December 31, 2019 compared to $10,128,557 at December 31, 2018. Noninterest bearing deposits averaged $2,463,436, or 24.19% of average deposits, for 2019 compared to $2,036,754, or 22.83% of average deposits, for 2018.

A historical look at key performance indicators is presented below.

	2019	2018	2017	2016	2015
Diluted EPS	$2.88	$2.79	$1.96	$2.17	$1.88
Diluted EPS Growth	3.23%	42.35%	(9.68)%	15.43%	—%
Shareholders’ equity to assets	15.86%	15.80%	15.41%	14.17%	13.08%
Tangible shareholders’ equity to tangible assets(1)	9.25%	8.92%	9.56%	9.00%	7.54%
Return on Average Assets	1.30%	1.32%	0.97%	1.08%	0.99%
Return on Average Tangible Assets(1)	1.46%	1.47%	1.08%	1.20%	1.11%
Return on Average Shareholders’ Equity	7.95%	8.64%	6.68%	8.15%	7.76%
Return on Average Tangible Shareholders’ Equity(1)	15.36%	15.98%	11.84%	15.28%	14.50%

(1)
These performance indicators are non-GAAP financial measures. A reconciliation of these financial measures from GAAP to non-GAAP as well as an explanation of why the Company provides these non-GAAP financial measures can be found under the “Non-GAAP Financial Measures” heading at the end of this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies
Our financial statements are prepared using accounting estimates for various accounts. Wherever feasible, we utilize third-party information to provide management with estimates. Although independent third parties are engaged to assist us in the estimation process, management evaluates the results, challenges assumptions and considers other factors that could impact these estimates. We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of newly issued accounting standards, are discussed in further detail in Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report. The following discussion details the accounting policies governing some of the more significant estimates used in preparing our financial statements.
Allowance for Loan Losses
The accounting policy most important to the presentation of our financial statements relates to the allowance for loan losses and the related provision for loan losses. The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 450, “Contingencies” (“ASC 450”), in our loan portfolio. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, “Receivables” (“ASC 310”). The balance of the loans determined to be impaired under ASC 310 and the related allowance is included in management’s estimation and analysis of the allowance for loan losses. The determination of the appropriate level of the allowance is sensitive to a variety of internal factors, primarily historical loss ratios and assigned risk ratings, and external factors, primarily the economic environment. While no one factor is dominant, each could cause actual loan losses to differ materially from originally estimated amounts. For more information about the considerations in establishing the allowance for loan losses and our loan policies and procedures for addressing credit risk, please refer to the disclosures in this Item under the heading “Risk Management – Credit Risk and Allowance for Loan Losses.”
Business Combinations, Accounting for Purchased Loans
The Company accounts for its acquisitions under ASC 805, “Business Combinations,” which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, and liabilities assumed are recorded at fair value and recognized separately from goodwill. For a purchased loan, no allowance for loan losses is recorded on the acquisition date because the fair value measurements incorporate assumptions regarding credit risk. This applies even to a purchased loan with evidence of credit deterioration since origination pursuant to ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Generally speaking, rather than carry over an allowance for loan losses, as part of the acquisition we establish a “Day 1 Fair Value” of a purchased loan or pools of purchased loans sharing common risk characteristics, which equals the outstanding balance of a purchased loan or pool on the acquisition date less any credit and/or yield discount applied against the purchased loan or pool of loans. In other words, these loans or pools of loans are carried at values which represent our estimate of their future cash flows. After the acquisition date, a purchased loan or pool of loans will either meet or exceed the performance expectations established in determining the Day 1 Fair Values or deteriorate from such expected performance. If the cash flows expected to be collected on a purchased loan or pool of loans decreases from expectations established in determining the Day 1 Fair Values or since our most recent review of such portfolio’s performance, then the decrease is recognized as an impairment, and the Company provides for such loan or pool in the provision for loan losses in its consolidated statement of income; ultimately, the Company may partially or fully charge-off the carrying value thereof. If performance expectations are exceeded such that we increase our expectations of cash flows to be collected on the loan or pool, then the Company reverses any previous provision for such loan or pool and, if it continues to exceed expectations subsequent to the reversal of any previously-established provision, then we adjust the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life, which has a positive impact on interest income.
Additional detail about our loans acquired in connection with our mergers, including our acquisition of Brand, is set forth below under the heading “Risk Management - Credit Risk and Allowance for Loan Losses” and in Note 5, “Purchased Loans” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at December 31, 2019 compared to December 31, 2018.
Mergers and Acquisitions
Acquisition of Brand Group Holdings, Inc.
On September 1, 2018, the Company completed its acquisition by merger of Brand Group Holdings, Inc. (“Brand”), the parent company of The Brand Banking Company. At closing, Brand merged with and into the Company, with the Company the surviving corporation in the merger; immediately thereafter, The Brand Banking Company merged with and into Renasant Bank, with Renasant Bank being the surviving banking corporation in the merger. The assets acquired and liabilities assumed, as presented in the table below, have been recorded at fair value.

September 1, 2018
Cash and cash equivalents	$193,436
Securities	71,122
Loans including loans held for sale	1,580,339
Premises and equipment	20,070
Intangible assets	356,171
Other assets	113,195
Total assets	$2,334,333

Deposits	$1,714,177
Borrowings	89,273
Other liabilities	56,430
Total liabilities	$1,859,880
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

See Note 2, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, in this report, for details regarding the Company’s recent mergers and acquisitions.
Assets
Total assets were $13,400,618 at December 31, 2019 compared to $12,934,878 at December 31, 2018. The acquisition of Brand increased total assets $2,334,333 at September 1, 2018.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio, at December 31:

	2019		2018		2017
	Balance	% of Portfolio	Balance	% of Portfolio	Balance	% of Portfolio
U.S. Treasury securities	$499	0.04%	$—	—%	$—	—%
Obligations of other U.S. Government agencies and corporations	2,531	0.20	2,511	0.20	3,564	0.53
Obligations of states and political subdivisions	223,131	17.29	203,269	16.25	234,481	34.92
Mortgage backed securities	998,101	77.33	990,437	79.19	406,765	60.58
Trust preferred securities	9,986	0.77	10,633	0.85	9,388	1.40
Other debt securities	56,365	4.37	43,927	3.51	17,290	2.57
	$1,290,613	100.00%	$1,250,777	100.00%	$671,488	100.00%
During 2019, we purchased $492,018 in investment securities. Mortgage backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised approximately 79% of the purchases. CMOs are included in the “Mortgage backed securities” line item in the above table. The mortgage backed securities and CMOs held in our investment portfolio are issued by government sponsored entities. Obligations of state and political subdivisions comprised approximately 17% of purchases made during 2019. Other debt securities in our investment portfolio consist of corporate debt securities and issuances from the Small Business Administration (“SBA”). The carrying value of securities sold during 2019 totaled $212,137, resulting in a net gain of $348, while proceeds from maturities and calls of securities during 2019 totaled $262,287, which were primarily reinvested in the securities portfolio.
The Company successfully implemented several strategic initiatives, collectively referred to as our “deleveraging strategy,” to manage its consolidated assets below $10,000,000 at December 31, 2017 in order to delay the impact of the Durbin Amendment. The deleveraging strategy involved the sale of certain investment securities and the shortening of the holding period of mortgage loans held for sale; the proceeds from these sales were used to reduce certain wholesale funding sources. During 2018, we purchased $686,887 in investment securities; the majority of these purchases were made as part of the releveraging of the Company’s balance sheet, which was completed in the second quarter of 2018, with the remainder of our purchases being ordinary course purchases of investment securities. Mortgage backed securities and CMOs, in the aggregate, comprised approximately 97% of the purchases. The carrying value of securities sold during 2018 totaled $2,403 resulting in a net loss of $16. Proceeds from maturities and calls of securities during 2018 totaled $160,703, which were primarily reinvested in the securities portfolio. The Brand acquisition in 2018 contributed $71,122 at the acquisition date to the securities portfolio.
At December 31, 2019, unrealized losses of $4,878 were recorded on available for sale investment securities with a carrying value of $364,723. At December 31, 2018, unrealized losses of $18,269 were recorded on available for sale securities with a carrying value of $822,506. The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company is collecting principal and interest payments from the respective securities as scheduled. Accordingly, the Company did not record any other-than-temporary impairment for the years ended December 31, 2019 and 2018.
For more information about the Company’s trust preferred securities, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Loans Held for Sale
Loans held for sale were $318,272 at December 31, 2019 compared to $411,427 at December 31, 2018. Included in the balance at December 31, 2018 is a portfolio of non-mortgage consumer loans of approximately $191,578 acquired from Brand. In the third quarter of 2019, the Company reclassified this portfolio from loans held for sale to loans held for investment. At the time of transfer, the portfolio totaled approximately $134,335. Aside from these loans, loans held for sale primarily consists of residential mortgage loans being held until they are sold on the secondary market.
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
Loans
Loans, excluding loans held for sale, are the Company’s most significant earning asset, comprising 72.31% and 70.22% of total assets at December 31, 2019 and 2018, respectively. The table below sets forth the balance of loans outstanding by loan type at December 31:

	2019	2018	2017	2016	2015
Commercial, financial, agricultural	$1,367,972	$1,295,912	$1,039,393	$717,490	$636,837
Lease financing	81,875	61,865	54,013	46,841	34,815
Real estate – construction	826,483	740,668	633,389	552,679	357,665
Real estate – 1-4 family mortgage	2,866,613	2,795,343	2,343,721	1,878,177	1,735,323
Real estate – commercial mortgage	4,244,265	4,051,509	3,427,530	2,898,895	2,533,729
Installment loans to individuals	302,430	137,832	122,276	108,627	115,093
Total loans, net of unearned income	$9,689,638	$9,083,129	$7,620,322	$6,202,709	$5,413,462
The Brand acquisition on September 1, 2018 increased the loan portfolio by $1,322,207 on the acquisition date.
The following table presents the percentage of loans, by category, to total loans at December 31 for the last five years:

	2019	2018	2017	2016	2015
Commercial, financial, agricultural	14.12%	14.27%	13.64%	11.57%	11.76%
Lease financing	0.84	0.68	0.71	0.75	0.64
Real estate – construction	8.53	8.15	8.31	8.91	6.61
Real estate – 1-4 family mortgage	29.58	30.78	30.76	30.28	32.06
Real estate – commercial mortgage	43.81	44.60	44.98	46.74	46.80
Installment loans to individuals	3.12	1.52	1.60	1.75	2.13
Total	100.00%	100.00%	100.00%	100.00%	100.00%
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2019, there were no concentrations of loans exceeding 10% of total loans other than loans disclosed in the table above.
In 2018 and 2019, the Company experienced organic loan growth across all categories of loans. Loans from our specialty commercial business lines, which consist of our asset-based lending, Small Business Administration lending, healthcare, factoring, and equipment lease financing banking groups, contributed $173,295 of the total increase in loans from December 31, 2018.
Looking at the change in loans geographically, loans in our Western Region (which includes Mississippi), Eastern Region (which includes Georgia and east Florida) and Central Region (which includes Alabama and the Florida panhandle) markets increased

$114,978, $379,214 and $142,999, respectively, when compared to December 31, 2018, while loans in our Northern Region (which includes Tennessee) decreased by $30,682.
The following tables provide a breakdown of non purchased loans and purchased loans from previous acquisitions as of the dates presented:

	December 31, 2019
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$1,052,353	$315,619	$1,367,972
Lease financing	81,875	—	81,875
Real estate – construction:
Residential	272,643	16,407	289,050
Commercial	493,329	35,175	528,504
Condominiums	8,929	—	8,929
Total real estate – construction	774,901	51,582	826,483
Real estate – 1-4 family mortgage:
Primary	1,449,219	332,729	1,781,948
Home equity	456,265	117,275	573,540
Rental/investment	291,931	43,169	335,100
Land development	152,711	23,314	176,025
Total real estate – 1-4 family mortgage	2,350,126	516,487	2,866,613
Real estate – commercial mortgage:
Owner-occupied	1,209,204	428,077	1,637,281
Non-owner occupied	1,803,587	647,308	2,450,895
Land development	116,085	40,004	156,089
Total real estate – commercial mortgage	3,128,876	1,115,389	4,244,265
Installment loans to individuals	199,843	102,587	302,430
Total loans, net of unearned income	$7,587,974	$2,101,664	$9,689,638

	December 31, 2018
	Non Purchased	Purchased	Total Loans
Commercial, financial, agricultural	$875,649	$420,263	$1,295,912
Lease financing	61,865	—	61,865
Real estate – construction:
Residential	214,452	55,096	269,548
Commercial	421,067	50,053	471,120
Condominiums	—	—	—
Total real estate – construction	635,519	105,149	740,668
Real estate – 1-4 family mortgage:
Primary	1,221,908	458,035	1,679,943
Home equity	452,248	157,245	609,493
Rental/investment	304,309	57,878	362,187
Land development	109,425	34,295	143,720
Total real estate – 1-4 family mortgage	2,087,890	707,453	2,795,343
Real estate – commercial mortgage:
Owner-occupied	1,052,521	547,741	1,600,262
Non-owner occupied	1,446,353	826,506	2,272,859
Land development	129,491	48,897	178,388
Total real estate – commercial mortgage	2,628,365	1,423,144	4,051,509
Installment loans to individuals	100,424	37,408	137,832
Total loans, net of unearned income	$6,389,712	$2,693,417	$9,083,129

Loans secured by real estate represented 81.92%, 83.53%, 84.05%, 85.93% and 85.47% of the Company’s total loan portfolio at December 31, 2019, 2018, 2017, 2016 and 2015, respectively. The following table provides further details of the types of loans in the Company’s loan portfolio secured by real estate at December 31:

	2019	2018	2017	2016	2015
Real estate – construction:
Residential	$289,050	$269,548	$203,441	$216,311	$168,615
Commercial	528,504	471,120	417,079	335,109	186,569
Condominiums	8,929	—	12,869	1,259	2,481
Total real estate – construction	826,483	740,668	633,389	552,679	357,665
Real estate – 1-4 family mortgage:
Primary	1,781,948	1,679,943	1,328,105	1,029,399	1,031,909
Home equity	573,540	609,493	562,139	486,599	382,255
Rental/investment	335,100	362,187	354,252	282,154	251,966
Land development	176,025	143,720	99,225	80,025	69,193
Total real estate – 1-4 family mortgage	2,866,613	2,795,343	2,343,721	1,878,177	1,735,323
Real estate – commercial mortgage:
Owner-occupied	1,637,281	1,600,262	1,374,455	1,212,265	1,082,554
Non-owner occupied	2,450,895	2,272,859	1,873,692	1,504,131	1,272,259
Land development	156,089	178,388	179,383	182,499	178,916
Total real estate – commercial mortgage	4,244,265	4,051,509	3,427,530	2,898,895	2,533,729
Total loans secured by real estate	$7,937,361	$7,587,520	$6,404,640	$5,329,751	$4,626,717

Deposits

Noninterest-Bearing Deposits to Total Deposits
2019	2018
24.99%	22.89%

The Company relies on deposits as its major source of funds. Total deposits were $10,213,168 and $10,128,557 at December 31, 2019 and 2018, respectively. Noninterest-bearing deposits were $2,551,770 and $2,318,706 at December 31, 2019 and 2018, respectively, while interest-bearing deposits were $7,661,398 and $7,809,851 at December 31, 2019 and 2018, respectively. The increase in noninterest-bearing deposits in 2019 was attributable to organic growth throughout our footprint, as discussed below, and highlights the emphasis the Company has placed on growing core deposits (that is, deposits other than time and public fund deposits). The acquisition of Brand increased total deposits by $1,714,177 at the acquisition date, which consisted of $429,195 and $1,284,982 of noninterest-bearing and interest-bearing deposits, respectively.
Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits. Non-interest bearing deposits increased to 24.99% of total deposits at December 31, 2019, as compared to 22.89% of total deposits at December 31, 2018. Under certain circumstances, however, management may elect to acquire non-core deposits in the form of time deposits or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management's view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, we participate in the bidding process for these deposits when pricing and other terms make it reasonable under the circumstances given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits at December 31, 2019 were $1,367,827 compared to $1,271,139 at December 31, 2018.
Looking at the change in deposits geographically, deposits in our Western Region (which includes corporately managed deposits, such as brokered deposits), Eastern Region and Central Region markets increased $11,121, $85,695 and $53,424, respectively, when compared to December 31, 2018, while deposits in our Northern Region markets decreased $65,629.
Borrowed Funds
Total borrowings include securities sold under agreements to repurchase, advances from the FHLB, subordinated notes and junior subordinated debentures. Borrowings are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include securities sold under agreements to repurchase, federal funds purchased and short-term FHLB advances. There was $489,091 of short-term borrowings on the balance sheet at December 31, 2019, consisting of security repurchase agreements of $9,091 and short-term borrowings from the FHLB of $480,000, compared to security repurchase agreements of $7,706 and short-term borrowings from the FHLB of $380,000 at December 31, 2018.
At December 31, 2019, long-term debt totaled $376,507 compared to $263,618 at December 31, 2018. Long-term FHLB borrowings are used to match-fund against large, fixed rate commercial or real estate loans with long-term maturities, which negates interest rate exposure when rates rise. This was our primary use of long-term FHLB borrowings in 2018 and the first three quarters of 2019; in the fourth quarter of 2019, as interest rates declined following the Federal Reserve’s interest rate cuts, we used long-term FHLB borrowings as a source of liquidity in lieu of higher-costing deposits, which had not repriced as quickly following the interest rate cuts. Long-term FHLB advances were $152,337 and $6,690 December 31, 2019 and December 31, 2018, respectively. At December 31, 2019, there were $4 in long-term FHLB advances outstanding scheduled to mature within twelve months or less. The Company had $3,159,942 of availability on unused lines of credit with the FHLB at December 31, 2019 compared to $3,301,543 at December 31, 2018. The weighted-average interest rates on outstanding advances at December 31, 2019 and 2018 were 1.53% and 3.28%, respectively.

The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired). The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. The Company’s junior subordinated debentures totaled $110,215 at December 31, 2019 compared to $109,636 at December 31, 2018. The Company assumed $23,198 of junior subordinated debentures as a result of the acquisition of Brand.
The Company owns subordinated notes that, net of unamortized debt issuance costs, totaled $113,955 at December 31, 2019 compared to $147,239 at December 31, 2018. As part of the Brand acquisition, the Company assumed $30,000 of 8.50% fixed rate subordinated notes. We redeemed these notes during the third quarter of 2019 due to the 8.50% fixed interest rate and the fact that their preferential capital treatment began to phase out in 2019. The Company has used the net proceeds from the subordinated notes offerings for general corporate purposes, including providing capital to support the Company's growth organically or through strategic acquisitions, repaying indebtedness and financing investments and capital expenditures, and for investments in the Bank as regulatory capital. The subordinated notes qualify as Tier 2 capital under the current regulatory guidelines.
For more information about the terms and conditions of the Company’s junior subordinated debentures and subordinated notes, see Note 13, “Long-Term Debt,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Results of Operations
Net Income
Net income for the year ended December 31, 2019 was $167,596 compared to net income of $146,920 for the year ended December 31, 2018. Basic earnings per share for the year ended December 31, 2019 was $2.89 as compared to $2.80 for the year ended December 31, 2018. Diluted earnings per share for the year ended December 31, 2019 was $2.88 as compared to $2.79 for the year ended December 31, 2018.
In 2018 and 2019, the Company incurred expenses and charges in connection with certain transactions with respect to which management is unable to accurately predict when these expenses or charges will be incurred or, when incurred, the amount thereof. The following table presents the impact of these expenses and charges on reported earnings per share for the periods presented:

	Twelve Months Ended December 31,
	2019			2018
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$279	$216	$—	$14,246	$11,095	$0.21
Mortgage servicing rights valuation adjustment	1,836	1,427	0.03	—	—	—
Debt prepayment penalty	54	41	—	—	—	—
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 74.59% of total net revenue in 2019. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income increased 11.89% to $443,657 for 2019 compared to $396,525 in 2018. On a tax equivalent basis, net interest income increased $47,560 to $449,986 in 2019 as compared to $402,426 in 2018. Net interest margin was 4.08% for 2019 as compared to 4.16% for 2018.
Net interest income and net interest margin are influenced by internal and external factors. Internal factors include balance sheet changes in volume and mix as well as loan and deposit pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. As discussed in more detail below, growth in the Company’s loan portfolio was the largest contributing factor to the increase in net interest income year over year. The Company capitalized on the rising interest rate environment over the last several years, ending in July 2019, by replacing maturing loans with new or renewed loans at similar or higher rates. These efforts helped offset the negative impact to our net interest income and net interest margin from rising costs of our deposits and borrowings as competition increased in response to the aforementioned interest rate environment.

Interest income, on a tax equivalent basis, was $548,909 for 2019 compared to $467,755 for 2018, an increase of $81,154. The following table presents the percentage of total average earning assets, by type and yield, for 2019 and 2018:

	Percentage of Total		Yield
	2019	2018	2019	2018
Loans held for investment	83.15%	84.67%	5.31%	5.12%
Loans held for sale	3.25	2.80	5.07	4.77
Securities	11.28	10.99	3.02	3.10
Other	2.32	1.54	2.30	2.07
Total earning assets	100.00%	100.00%	4.98%	4.84%
In 2019, interest income on loans held for investment, on a tax equivalent basis, increased $68,398 to $487,240 from $418,842 in 2018. The increase year over year is a result of the increase in the average balance of loans due to non purchased loan growth and the Brand acquisition, as well as an increase in yield on the loan portfolio.
Interest income on loans held for sale, on a tax equivalent basis, increased $5,279 to $18,171 in 2019 from $12,892 in 2018. This increase is primarily due to the impact of the portfolio of non-mortgage consumer loans, acquired from Brand and supplemented by additional loans purchased in the second quarter of 2019, that was classified as held for sale until the third quarter of 2019 when the portfolio was reclassified to loans held for investment. The following table presents reported taxable equivalent yield on loans for the periods presented:

	Twelve months ended December 31,
	2019	2018
Taxable equivalent interest income on loans	$505,411	$431,734

Average loans, including loans held for sale	$9,527,290	$8,451,857

Loan yield	5.30%	5.11%
The impact from interest income collected on problem loans and purchase accounting adjustments on purchased loans to total interest income on loans, loan yield and net interest margin is shown in the table below for the periods presented:

	Twelve months ended December 31,
	2019	2018
Net interest income collected on problem loans	$4,042	$2,861
Accretable yield recognized on purchased loans(1)	27,227	24,454
Total impact to interest income on loans	$31,269	$27,315

Impact to total loan yield	0.33%	0.32%
Impact to net interest margin	0.28%	0.28%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $14,635 and $12,460 for the twelve months ended December 31, 2019 and 2018, respectively, which increased loan yield by 15 basis points for 2019 and 2018.

In 2019, investment income, on a tax equivalent basis, increased $4,662 to $37,607 from $32,945 in 2018. The following table presents the taxable equivalent yield on securities for the periods presented:

	Twelve months ended December 31,
	2019	2018
Taxable equivalent interest income on securities	$37,607	$32,945

Average securities	$1,244,376	$1,061,882

Taxable equivalent yield on securities	3.02%	3.10%
Although the tax equivalent yield on securities was down in 2019 as compared to 2018, the average balance in the investment portfolio increased over the same time frame and, as a result, investment income, on a tax equivalent basis, increased in 2019. The decrease in taxable equivalent yield on securities was a result of an increase in premium amortization caused by the increase in prepayment speeds experienced in the Company's mortgage backed securities portfolio given the current interest rate environment.
Interest expense was $98,923 in 2019 compared to $65,329 in 2018. The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total		Cost of Funds
	2019	2018	2019	2018
Noninterest-bearing demand	23.26%	21.88%	—%	—%
Interest-bearing demand	44.89	45.62	0.86	0.56
Savings	6.11	6.41	0.19	0.15
Time deposits	21.91	21.92	1.71	1.24
Short-term borrowings	1.17	1.67	2.43	2.10
Long-term Federal Home Loan Bank advances	0.35	0.08	1.51	3.29
Subordinated notes	1.27	1.35	6.24	5.54
Other long-term borrowed funds	1.04	1.07	4.48	5.11
Total deposits and borrowed funds	100.00%	100.00%	0.93%	0.70%
Interest expense on deposits was $81,995 and $49,760 for 2019 and 2018, respectively. The cost of total deposits was 0.81% and 0.56% for the years ending December 31, 2019 and 2018, respectively. The cost of interest-bearing deposits was 1.06% and 0.72% for the same periods. The increase in both deposit expense and cost is attributable to both the increase in the average balance of all interest-bearing deposits resulting from the Brand acquisition and organic deposit growth as well as an increase in the interest rates on interest-bearing deposits. During 2019, the Company continued its efforts to grow noninterest-bearing deposits, resulting in an increase of $233,064. Although the Company continues to seek changes in the mix of its deposits from higher costing time deposits to lower costing interest-bearing deposits and noninterest-bearing deposits, rates offered on the Company’s interest-bearing deposit accounts, including time deposits, have increased to match competitive market interest rates in order to maintain stable sources of funding.
Interest expense on total borrowings was $16,928 and $15,569 for the years ending December 31, 2019 and 2018 , respectively, while the cost of total borrowings was 4.17% and 4.01% for the years ended December 31, 2019 and 2018, respectively. The Company assumed subordinated notes and junior subordinated debentures in its acquisition of Brand, increasing the rate and mix of higher costing long-term borrowings. Additional interest expense from these assumed notes, coupled with higher interest rates charged on our short-term FHLB advances as rates rose through July 2019, resulted in the increase to interest expense and cost of total borrowings.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item. For more information about our outstanding subordinated notes and junior subordinated debentures, see Note 13, “Long-Term Debt,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Noninterest Income

Noninterest Income to Average Assets
(Excludes securities gains/losses)
2019	2018
1.19%	1.30%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income as a percentage of total net revenues was 25.41% and 26.35% for 2019 and 2018, respectively.
Noninterest income was $153,254 for the year ended December 31, 2019, an increase of $9,293, or 6.46%, as compared to $143,961 for 2018. While the acquisition of Brand boosted the growth of our noninterest income, our continued focus on diversification of our income streams also resulted in an increase in nearly all of the Company's components of noninterest income, some of which was offset by the impact of the Durbin Amendment.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $35,972 and $34,660 for the twelve months ended December 31, 2019 and 2018, respectively. Overdraft fees, the largest component of service charges on deposits, decreased to $23,097 for the twelve months ended December 31, 2019 compared to $24,105 for the same period in 2018.
Fees and commissions decreased to $19,430 in 2019 as compared to $23,868 for the same period in 2018. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. Interchange fees on debit card transactions, the largest component of fees and commissions, were $15,352 for the twelve months ended December 31, 2019 compared to $20,390 for the same period in 2018. Effective July 1, 2019, we became subject to the limitations on interchange fees imposed pursuant to the Durbin Amendment. The Durbin Amendment limitations reduced interchange fees by approximately $6,000 over the last half of 2019. Management is continuing to develop and enhance strategies to offset this impact.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $8,919 and $8,590 for the years ended December 31, 2019 and 2018, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in the “Other noninterest income” line item on the Consolidated Statements of Income, was $828 and $832 for 2019 and 2018, respectively.
Our Wealth Management segment has two primary divisions: Trust and Financial Services. The Trust division operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $14,433 for 2019 compared to $13,540 for 2018. The market value of assets under management or administration was $3,888,253 and $3,307,879 at December 31, 2019 and 2018, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $2,381,178 in 2019 and $1,763,246 in 2018. The increase in mortgage loan originations is due to the current interest rate environment as well as an increase in producers throughout our footprint in 2019. In addition to organic growth in the number of producers, in the second quarter of 2019 we acquired the wholesale mortgage operations of another financial institution, including all of its producers. Mortgage banking income, specifically mortgage servicing income, was negatively impacted during 2019 by a mortgage servicing rights valuation adjustment of $1,836, as actual prepayment speeds of the mortgages the Company serviced exceeded the Company's estimates of prepayment speeds.
The following table presents the components of mortgage banking income included in noninterest income at December 31:

	2019	2018
Mortgage servicing income, net	$657	$3,846
Gain on sales of loans, net	45,854	40,318
Fees, net	11,385	5,978
Mortgage banking income, net	$57,896	$50,142
BMG contributed $3,683 to mortgage banking income during 2018 prior to its divestiture.
Noninterest income for the twelve months ended December 31, 2019 includes the Company's net gains on sale of securities of $348, as the Company sold securities with a carrying value $212,137 at the time of sale for net proceeds of $212,485. Losses on sales of securities for the twelve months ended 2018 were $16, resulting from the sale of approximately $2,403 in securities. For more information on securities sold during the two year period ended December 31, 2019, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and can fluctuate upon the collection of death benefit proceeds. BOLI income increased to $6,109 in 2019 as compared to $4,644 for the same period in 2018. In connection with the acquisition of Brand, the Company acquired BOLI with a cash surrender value of $40,081.

Other noninterest income includes contingency income from our insurance underwriters, income from our SBA banking division, and other miscellaneous income and can fluctuate based on the claims experience in our Insurance agency, production in our SBA banking division, and recognition of other unseasonal income items. Other noninterest income was $10,147 for 2019 compared to $8,533 for 2018.
Noninterest Expense

Noninterest Expense to Average Assets
2019	2018
2.91%	3.11%
Noninterest expense was $374,174 and $345,029 for 2019 and 2018 , respectively. As mentioned previously, the Company incurred expenses in connection with certain transactions with respect to which management is unable to accurately predict when these expenses will be incurred or, when incurred, the amount of such expenses. The following table presents these expenses for the periods presented:

	Twelve Months Ended December 31,
	2019	2018
Merger and Conversion expenses	$279	$14,246
Debt prepayment penalty	54	—
Aside from the expenses presented above, the increase in noninterest expense from 2018 to 2019 was primarily driven by the additional expenses associated with the acquisition of Brand’s operations, as discussed in more detail in the remainder of this section. Included in noninterest expense for the year ended December 31, 2018 is $4,398 attributable to BMG.
Salaries and employee benefits is the largest component of noninterest expense and represented 67.02% and 62.11% of total noninterest expense at December 31, 2019 and 2018, respectively. During 2019, salaries and employee benefits increased $36,490, or 17.03%, to $250,784 as compared to $214,294 for 2018. The increase in salaries and employee benefits is primarily attributable to new employees added in the Brand acquisition, production hires made by the Company during 2019 throughout our footprint and the impact of the wholesale mortgage operations acquired in the second quarter of 2019.
The compensation expense recorded in connection with awards of restricted stock, which is included within salaries and employee benefits, was $9,456 and $6,633 for 2019 and 2018, respectively. A portion of restricted stock awards in both years was subject to the satisfaction of performance-based conditions.
Data processing costs increased $1,052 to $19,679 in 2019 from $18,627 in 2018. Increased costs resulting from the acquired operations of Brand have been slightly offset by cost savings realized through contract renegotiations.
Net occupancy and equipment expense in 2019 was $49,553, an increase of $7,442, compared to $42,111 for 2018. Aside from the increase attributable to the additional locations and assets from Brand, the increase in net occupancy and equipment expense is also attributable to investments in our IT infrastructure in response to banking and governmental regulation and increased global risk from cyber security breaches.
Expenses related to other real estate owned for 2019 were $2,013, compared to $1,892 in 2018. Expenses on other real estate owned for 2019 include write downs of $1,265 of the carrying value to fair value on certain pieces of property held in other real estate owned compared to write downs of $1,545 in 2018. Other real estate owned with a cost basis of $6,498 was sold during 2019, resulting in a net loss of $94, compared to other real estate owned with a cost basis of $7,127 sold during 2018 for a net gain of $423.
Professional fees include fees for legal and accounting services. Professional fees were $10,166 for 2019 as compared to $8,753 for 2018. Professional fees remain elevated in large part due to additional legal, accounting and consulting fees associated with compliance costs of newly enacted as well as existing banking and governmental regulation.
Advertising and public relations expense was $11,607 for 2019, an increase of $2,143 compared to $9,464 for 2018. This year-over-year increase is attributable to advertising and marketing costs associated with the Company’s increased focus on digital marketing and branding throughout our footprint as well as an increase in the marketing of the Company’s community involvement.

Amortization of intangible assets totaled $8,105 for 2019 compared to $7,179 for 2018. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 1 year to approximately 10 years.
Communication expenses are those expenses incurred for communication to clients and between employees. Communication expenses were $8,858 for 2019 as compared to $8,318 for 2018. The increased costs over the last two years is due to the overall increase is size and growth of the Company.
Efficiency Ratio

	Efficiency Ratio
	2019	2018
Efficiency ratio (GAAP)	62.03%	63.15%
Impact on efficiency ratio from:
Net gains on sales of securities	0.04	—
Intangible amortization	(1.34)	(1.32)
Merger and conversion related expenses	(0.05)	(2.61)
Extinguishment of debt	(0.01)	—
Mortgage servicing rights valuation adjustment	(0.19)	—
Adjusted efficiency ratio (1)	60.48%	59.22%
(1) Adjusted efficiency ratio is a non-GAAP financial measure. A reconciliation of this financial measure from GAAP to non-GAAP as well as an explanation of why the Company provides non-GAAP financial measures can be found under the “Non-GAAP Financial Measures” heading at the end of this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

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
Income Taxes
Income tax expense for 2019 and 2018 was $48,091 and $41,727, respectively. The effective tax rates for those years were 22.30% and 22.12%, respectively. For additional information regarding the Company’s income taxes, please refer to in Note 16, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Risk Management
The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”
Credit Risk and Allowance for Loan Losses
Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower default. The Company’s credit quality remained strong in 2019, and the Company continues to see the lowest levels of charge-offs and nonperforming loans since the 2008-2009 recession. These results are due in part to current economic conditions both nationally and in the Company’s markets, declining unemployment levels, improved labor participation rate, improved performance of the housing market, and the Company’s continued efforts to bring problem credits to resolution.
Management of Credit Risk. Credit risk is monitored and managed on an ongoing basis by a credit administration department, a problem asset resolution committee and the Board of Directors Loan Committee. Credit quality, adherence to policies and loss mitigation are major concerns of credit administration and these committees. The Company’s central appraisal review department reviews and approves third-party appraisals obtained by the Company on real estate collateral and monitors loan maturities to ensure updated appraisals are obtained. This department is managed by a State Certified General Real Estate Appraiser and employs four additional State Certified General Real Estate Appraisers and four real estate evaluators.
We have a number of documented loan policies and procedures that set forth the approval and monitoring process of the lending function. Adherence to these policies and procedures is monitored by management and the Board of Directors. A number of committees and an underwriting staff oversee the lending operations of the Company. These include in-house problem asset resolution committees and the Board of Directors Loan Committee. In addition, we maintain a loan review staff to independently monitor loan quality and lending practices. Loan review personnel monitor and, if necessary, adjust the grades assigned to loans through periodic examination, focusing their review on commercial and real estate loans rather than consumer and small balance consumer mortgage loans, such as 1-4 family mortgage loans.
In compliance with loan policy, the lending staff is given lending limits based on their knowledge and experience. In addition, each lending officer’s prior performance is evaluated for credit quality and compliance as a tool for establishing and enhancing lending limits. Before funds are advanced on consumer and C&I loans below certain dollar thresholds, loans are reviewed and scored using centralized underwriting methodologies. Loan quality, or “risk-rating,” grades are assigned based upon certain factors, which include the scoring of the loans. This information is used to assist management in monitoring credit quality. Loan requests of amounts greater than an officer’s lending limits are reviewed by senior credit officers or the Loan Committee of the Board of Directors.
For commercial and commercial real estate secured loans, risk-rating grades are assigned by lending, credit administration and loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Loan grades range from 1 to 9, with 1 being loans with the least credit risk. Allowance factors established by management are applied to the total balance of loans in each grade to determine the amount needed in the allowance for loan losses. The allowance factors are established based on historical loss ratios experienced by the Company for these loan types, as well as the credit quality criteria underlying each grade, adjusted for trends and expectations about losses inherent in our existing portfolios. In making these adjustments to the allowance factors, management takes into consideration factors which it believes are causing, or are likely in the future to cause, losses within our loan portfolio but that may not be fully reflected in our historical loss ratios. For portfolio balances of consumer, small balance consumer mortgage loans, such as 1-4 family mortgage loans, and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria.
Management’s problem asset resolution committee and the Board of Directors’ Loan Committee monitor loans that are past due or those that have been downgraded and placed on the Company’s internal watch list due to a decline in the collateral value or cash flow of the debtor; the committees then adjust loan grades accordingly. This information is used to assist management in monitoring credit quality.
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
The Company's practice is to charge off estimated losses as soon as such loss is identified and reasonably quantified. Net charge-offs for 2019 were $3,914, or 0.04% as a percentage of average loans, compared to net charge-offs of $3,995, or 0.05% as a percentage of average loans, for 2018. The charge-offs in 2019 were fully reserved for in the Company’s allowance for loan losses and resulted in no additional provision for loan loss expense.
Allowance for Loan Losses; Provision for Loan Losses. The allowance for loan losses is available to absorb probable credit losses inherent in the entire loan portfolio.

The allowance for loan losses is established after input from management, loan review and the problem asset resolution committee. Factors considered by management in evaluating the adequacy of the allowance, which occurs on a quarterly basis, include the internal risk rating of individual credits, loan segmentation, historical and current trends in net charge-offs, trends in nonperforming loans, trends in past due loans, trends in the market values of underlying collateral securing loans and the unemployment rate and other current economic conditions in the markets in which we operate. In addition, on a regular basis, management and the Board of Directors review loan ratios. These ratios include the allowance for loan losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for loan losses as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by officer, community bank and the Company as a whole. Additional information about our accounting policies applicable to the allowance for loan losses can be found in the "Critical Accounting Policies" section above under the headings "Allowance for Loan Losses" and "Business Combinations, Accounting for Purchased Loans."
The allowance for loan losses was $52,162 and $49,026 at December 31, 2019 and 2018, respectively. The following table presents the allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at December 31 for each of the years presented.

	2019		2018		2017		2016		2015
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$10,658	14.12%	$8,269	14.27%	$5,542	13.64%	$5,486	11.57%	$4,186	11.76%
Real estate – construction	5,029	8.53%	4,755	8.15%	3,428	8.31%	2,380	8.91%	1,852	6.61%
Real estate – 1-4 family mortgage	9,814	29.58%	10,139	30.78%	12,009	30.76%	14,294	30.28%	13,908	32.06%
Real estate – commercial mortgage	24,990	43.80%	24,492	44.60%	23,384	44.98%	19,059	46.73%	21,111	46.80%
Installment loans to individuals(1)	1,671	3.97%	1,371	2.20%	1,848	2.31%	1,518	2.51%	1,380	2.77%
Total	$52,162	100.00%	$49,026	100.00%	$46,211	100.00%	$42,737	100.00%	$42,437	100.00%

(1)	Includes lease financing receivables.
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

	2019	2018	2017	2016	2015
Specific reserves for impaired loans	$2,012	$1,514	$2,674	$4,141	$7,600
Allocated reserves for remaining portfolio	48,179	44,960	41,760	35,776	33,131
Purchased with deteriorated credit quality	1,971	2,552	1,777	2,820	1,706
Total	$52,162	$49,026	$46,211	$42,737	$42,437
The fair value of purchased loans accounted for in accordance with ASC 310-30 was $172,264 and $222,254 at December 31, 2019 and 2018, respectively. The Company continually monitors these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. The period end amount of our allowance for loan losses allocated to loans accounted for under ASC 310-30 totaled $1,971 and $2,552 during 2019 and 2018, respectively.

The provision for loan losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for loan losses at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The provision for loan losses was $7,050 and $6,810 for 2019 and 2018, respectively. The Company continues to experience low levels of classified loans and nonperforming loans, as illustrated in the nonperforming loan tables later in this section, which has allowed a relatively flat provision over the last three years.

Provision for Loan Losses to Average Loans
2019	2018
0.08%	0.08%
The table below reflects the activity in the allowance for loan losses for the years ended December 31:

	2019	2018	2017	2016	2015
Balance at beginning of year	$49,026	$46,211	$42,737	$42,437	$42,289
Provision for loan losses	7,050	6,810	7,550	7,530	4,750
Charge-offs
Commercial, financial, agricultural	2,681	2,415	2,874	2,725	943
Lease financing	278	202	87	—	419
Real estate – construction	—	51	—	—	26
Real estate – 1-4 family mortgage	1,602	2,023	1,713	3,906	2,173
Real estate – commercial mortgage	1,490	1,197	1,791	2,123	2,613
Installment loans to individuals(1)	7,427	540	543	717	602
Total charge-offs	13,478	6,428	7,008	9,471	6,776
Recoveries
Commercial, financial, agricultural	1,428	618	422	331	361
Lease financing	7	—	—	—	—
Real estate – construction	21	13	105	47	26
Real estate – 1-4 family mortgage	712	573	733	997	1,064
Real estate – commercial mortgage	689	1,108	1,565	757	614
Installment loans to individuals(1)	6,707	121	107	109	109
Total recoveries	9,564	2,433	2,932	2,241	2,174
Net charge-offs	3,914	3,995	4,076	7,230	4,602
Balance at end of year	$52,162	$49,026	$46,211	$42,737	$42,437

Net charge-offs to average loans	0.04%	0.05%	0.06%	0.12%	0.10%
Net charge-offs to allowance for loan losses	7.50%	8.15%	8.82%	16.92%	10.84%
Allowance for loan losses to loans	0.54%	0.54%	0.61%	0.69%	0.78%
Allowance for loan losses to loans(2)	0.69%	0.77%	0.83%	0.91%	1.11%
Allowance for loan losses to nonperforming loans(2)	208.92%	379.96%	348.37%	320.08%	283.46%

(1)
The increase in 2019 is related to the non-mortgage consumer loans acquired in the Brand acquisition and transferred to the held for investment category in the third quarter of 2019. These loans accounted for $6,565 in charge-offs and $6,565 in recoveries in 2019 and, therefore, had no impact on net charge-offs for the year.

(2)
Excludes loans and nonperforming loans purchased in previous acquisitions (for additional information, see the information in footnote 3 to the table in Item 6, Selected Financial Data, in this report).

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the years ended December 31:

	2019	2018	2017	2016	2015
Real estate – construction:
Residential	$(21)	$38	$(105)	$(45)	$5
Commercial	—	—	—	—	—
Condominiums	—	—	—	(2)	(5)
Total real estate – construction	(21)	38	(105)	(47)	—
Real estate – 1-4 family mortgage:
Primary	917	351	1,058	941	1,141
Home equity	121	823	221	210	68
Rental/investment	79	(54)	(131)	121	179
Land development	(227)	330	(168)	1,637	(279)
Total real estate – 1-4 family mortgage	890	1,450	980	2,909	1,109
Real estate – commercial mortgage:
Owner-occupied	474	162	335	522	1,976
Non-owner occupied	372	134	184	439	177
Land development	(45)	(207)	(293)	405	(154)
Total real estate – commercial mortgage	801	89	226	1,366	1,999
Total net charge-offs of loans secured by real estate	$1,670	$1,577	$1,101	$4,228	$3,108
Nonperforming Assets. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are loans on which the accrual of interest has stopped and loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. Management, the problem asset resolution committee and our loan review staff closely monitor loans that are considered to be nonperforming.
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

	Non Purchased	Purchased	Total
December 31, 2019
Nonaccruing loans	$21,509	$7,038	$28,547
Accruing loans past due 90 days or more	3,458	4,317	7,775
Total nonperforming loans	24,967	11,355	36,322
Other real estate owned	2,762	5,248	8,010
Total nonperforming assets	$27,729	$16,603	$44,332
Nonperforming loans to total loans			0.37%
Nonperforming assets to total assets			0.33%

December 31, 2018
Nonaccruing loans	$10,218	$5,836	$16,054
Accruing loans past due 90 days or more	2,685	7,232	9,917
Total nonperforming loans	12,903	13,068	25,971
Other real estate owned	4,853	6,187	11,040
Total nonperforming assets	$17,756	$19,255	$37,011
Nonperforming loans to total loans			0.29%
Nonperforming assets to total assets			0.29%
Excluding the purchased nonperforming loans from the Company's acquisitions, nonperforming loans increased $12,064 from December 31, 2018, while non purchased other real estate owned decreased $2,091 from December 31, 2018.

The following table presents nonperforming loans by loan category at December 31 for each of the years presented.

	2019	2018	2017	2016	2015
Commercial, financial, agricultural	$8,458	$2,461	$2,921	$3,709	$1,504
Lease financing	226	89	159	138	—
Real estate – construction:
Residential	—	68	—	466	176
Total real estate – construction	—	68	—	466	176
Real estate – 1-4 family mortgage:
Primary	14,270	10,102	6,221	6,179	9,764
Home equity	2,328	2,047	2,701	2,777	1,900
Rental/investment	1,958	757	395	2,292	5,142
Land development	367	980	1,078	1,656	2,091
Total real estate – 1-4 family mortgage	18,923	13,886	10,395	12,904	18,897
Real estate – commercial mortgage:
Owner-occupied	4,526	3,779	5,473	8,282	9,177
Non-owner occupied	2,459	3,933	3,087	6,821	8,372
Land development	1,109	958	1,090	2,757	7,139
Total real estate – commercial mortgage	8,094	8,670	9,650	17,860	24,688
Installment loans to individuals	621	797	295	437	162
Total nonperforming loans	$36,322	$25,971	$23,420	$35,514	$45,427
The Company continues its efforts to bring problem credits to resolution. The Company’s coverage ratio, or its allowance for loan losses as a percentage of nonperforming loans, was 143.61% as of December 31, 2019 as compared to 188.77% as of December 31, 2018. The coverage ratio for non purchased, nonperforming loans was 208.92% as of December 31, 2019 as compared to 379.96% as of December 31, 2018.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for loan losses at December 31, 2019. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due on which interest was still accruing were $37,668 at December 31, 2019 as compared to $36,597 at December 31, 2018.
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

As shown below, restructured loans totaled $11,954 at December 31, 2019 compared to $12,820 at December 31, 2018. At December 31, 2019, loans restructured through interest rate concessions represented 26% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans at December 31 for each of the years presented:

	2019	2018
Commercial, financial, agricultural	$523	$337
Real estate – 1-4 family mortgage:
Primary	6,987	6,261
Home equity	213	186
Rental/investment	596	2,005
Land development	—	1
Total real estate – 1-4 family mortgage	7,796	8,453
Real estate – commercial mortgage:
Owner-occupied	3,096	3,189
Non-owner occupied	503	722
Land development	36	56
Total real estate – commercial mortgage	3,635	3,967
Installment loans to individuals	—	63
Total restructured loans	$11,954	$12,820
Changes in the Company’s restructured loans are set forth in the table below for the periods presented.

	2019	2018
Balance as of January 1	$12,820	$14,553
Additional loans with concessions	3,829	2,573
Reclassified as performing	2,183	730
Reductions due to:
Reclassified as nonperforming	(2,772)	(1,868)
Paid in full	(951)	(2,300)
Charge-offs	(101)	—
Paydowns	(678)	(868)
Measurement period adjustment on recently acquired loans	(2,376)	—
Balance as of December 31	$11,954	$12,820
The following table shows the principal amounts of nonperforming and restructured loans as of December 31 of each year presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	2019	2018	2017	2016	2015
Nonaccruing loans	$28,547	$16,054	$14,674	$22,620	$29,034
Accruing loans past due 90 days or more	7,775	9,917	8,746	12,894	16,393
Total nonperforming loans	36,322	25,971	23,420	35,514	45,427
Restructured loans	11,954	12,820	14,553	11,475	13,453
Total nonperforming and restructured loans	$48,276	$38,791	$37,973	$46,989	$58,880
Nonperforming loans to loans	0.37%	0.29%	0.31%	0.57%	0.84%

The following table provides details of the Company’s other real estate owned as of December 31 for each of the years presented:

	2019	2018
Residential real estate	$1,305	$2,333
Commercial real estate	3,654	4,297
Residential land development	899	1,099
Commercial land development	2,152	3,311
Total other real estate owned	$8,010	$11,040
Changes in the Company’s other real estate owned were as follows for the periods presented:

	2019	2018
Balance as of January 1	$11,040	$15,934
Transfers of loans	4,764	3,826
Impairments	(1,265)	(1,545)
Dispositions	(6,498)	(7,127)
Other	(31)	(48)
Balance as of December 31	$8,010	$11,040
We realized net losses of $94 and net gains of $423 on dispositions of other real estate owned during 2019 and 2018, respectively.
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
Because of the impact of interest rate fluctuations on our profitability, the Board of Directors and management actively monitor and manage our interest rate risk exposure. We have an Asset/Liability Committee (the “ALCO”) that is authorized by the Board of Directors to monitor our interest rate sensitivity and to make decisions relating to that process. The ALCO’s goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital. The ALCO uses an asset/liability model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model is used to perform both net interest income forecast simulations for multiple year horizons, and economic value of equity (“EVE”) analyses, each under various interest rate scenarios, which could impact the results presented in the table below.
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

The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing January 1, 2020, in each case as compared to the result under rates present in the market on December 31, 2019. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and does not take into account changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of:	Economic Value Equity (EVE)	Earning at Risk (EAR) (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	15.83%	2.64%	11.63%
+300	12.84%	2.05%	9.01%
+200	8.63%	1.45%	6.12%
+100	4.72%	0.75%	2.97%
-100	(4.31)%	(1.86)%	(4.28)%
The rate shock results for the EVE and net interest income simulations for the next 24 months produce an asset sensitive position at December 31, 2019 and are all within the parameters set by the Board of Directors.
The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
The scenarios assume instantaneous movements in interest rates in increments of plus 100, 200, 300 and 400 basis points and minus 100 basis points. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions including asset prepayment speeds, the impact of competitive factors on our pricing of loans and deposits, how responsive our deposit repricing is to the change in market rates and the expected life of non-maturity deposits. These business assumptions are based upon our experience, business plans and published industry experience. Such assumptions may not necessarily reflect the manner or timing in which cash flows, asset yields and liability costs respond to changes in market rates. Because these assumptions are inherently uncertain, actual results will differ from simulated results.
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
Core deposits, which are deposits excluding time deposits and public fund deposits, are a major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. Our Asset/Liability Management Committee has established targets for our liquidity ratio, which helps determine the Bank’s ability to meet cash and funding obligations under current financial and economic conditions, as well as the ratio of our non-core funding to our total funding. Management continually monitors these ratios and also stresses our sources of liquidity under various scenarios to ensure that we maintain sufficient liquidity.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 24.47% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2019, securities with a carrying value of $444,603 were pledged to secure government, public, trust, and other deposits and as collateral for short-term borrowings and derivative instruments as compared to $637,607 at December 31, 2018.
Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. Federal funds are short term borrowings, generally overnight borrowings, between financial institutions that are used to maintain reserve requirements at the Federal Reserve Bank. There were no federal funds purchased outstanding at December 31, 2019 or 2018. The balance of short-term borrowing from the FHLB (i.e., advances with original maturities less than one year) at December 31, 2019 was $480,000, as compared to $380,000 at December 31, 2018. Long-term FHLB borrowings are used to match-fund against large, fixed rate commercial or real estate loans with long-term maturities, which negates interest rate exposure when rates rise. This was our primary use of long-term FHLB borrowings in 2018 and the first three quarters of 2019; in the fourth quarter of 2019, as interest rates declined following the Federal Reserve's interest rate cuts, we used long-term FHLB borrowings as a source of liquidity in lieu of higher-costing deposits, which had not repriced as quickly following the rate cuts. At December 31, 2019, the balance of our outstanding long-term advances with the FHLB was $152,337 as compared to $6,690 at December 31, 2018. The total amount of the remaining credit available to us from the FHLB at December 31, 2019 was $3,159,942. We also maintain lines of credit with other commercial banks totaling $150,000. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at December 31, 2019 or 2018.
In 2016 we accessed the capital markets to generate liquidity through the sale of our subordinated notes. Additionally, as part of previous acquisitions in 2017 and 2018, the Company assumed other subordinated notes. For more information concerning the offering of our subordinated notes and the details of the assumed subordinated notes please see Note 13, “Long-Term Debt” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
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

	Percentage of Total		Cost of Funds
	2019	2018	2019	2018
Noninterest-bearing demand	23.26%	21.88%	—%	—%
Interest-bearing demand	44.89	45.62	0.86	0.56
Savings	6.11	6.41	0.19	0.15
Time deposits	21.91	21.92	1.71	1.24
Short-term borrowings	1.17	1.67	2.43	2.10
Long-term Federal Home Loan Bank advances	0.35	0.08	1.51	3.29
Subordinated notes	1.27	1.35	6.24	5.54
Other long-term borrowings	1.04	1.07	4.48	5.11
Total deposits and borrowed funds	100.00%	100.00%	0.93%	0.70%
Cash and cash equivalents were $414,930 at December 31, 2019, compared to $569,111 at December 31, 2018. Cash used in investing activities for the year ended December 31, 2019 was $505,910 compared to $503,287 in 2018. Proceeds from the sale, maturity or call of securities within our investment portfolio were $474,772 for 2019 compared to $163,090 for 2018. These proceeds from the investment portfolio were primarily reinvested back into the securities portfolio or used to fund loan growth. Purchases of investment securities were $492,018 for 2019 compared to $686,887 for 2018.
Cash provided by financing activities for the year ended December 31, 2019 was $188,106 compared to $708,833 for the year ended December 31, 2018. Overall deposits, excluding deposits acquired during each year, increased $85,925 for the year ended December 31, 2019 compared to an increase of $496,404 for the same period in 2018.
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

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2019, the maximum amount available for transfer from the Bank to the Company in the form of loans was $138,862. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,061. There were no amounts outstanding under this line of credit at December 31, 2019. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in 2019, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
Off-Balance Sheet Transactions
The Company enters into loan commitments, standby letters of credit and derivative financial instruments in the normal course of its business. Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer.
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2019 and 2018 were as follows:

	2019	2018
Loan commitments	$2,324,262	$2,068,749
Standby letters of credit	94,824	104,664
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2019, the Company had notional amounts of $219,664 on interest rate contracts with corporate customers and $219,664 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.
Additionally, the Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans and also enters into forward commitments to sell residential mortgage loans to secondary market investors.
The Company also enters into forward interest rate swap contracts on its FHLB borrowings and its junior subordinated debentures that are all accounted for as cash flow hedges. Under each of these contracts, the Company pays a fixed rate of interest and receives a variable rate of interest based on the three-month LIBOR plus a predetermined spread.
For more information about the Company’s off-balance sheet transactions, see Note 15, “Derivative Instruments” and Note 21, “Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Contractual Obligations
The following table presents, as of December 31, 2019, significant fixed and determinable contractual obligations to third parties by payment date. The Note Reference below refers to the applicable footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

		Payments Due In:
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Lease liabilities(1)	26	$9,725	$17,309	$15,680	$78,124	$120,838
Deposits without a stated maturity(2)	11	8,052,536	—	—	—	8,052,536
Time deposits(2)	11	1,403,585	714,613	39,115	3,319	2,160,632
Short-term borrowings	12	489,091	—	—	—	489,091
Federal Home Loan Bank advances	13	4	624	—	151,709	152,337
Junior subordinated debentures	13	—	—	—	110,215	110,215
Subordinated notes	13	—	—	—	113,955	113,955
Total contractual obligations		$9,954,941	$732,546	$54,795	$457,322	$11,199,604

(1)	Represents the undiscounted cash flows.

(2)	Excludes interest.
Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $2,125,689 and $2,043,913 at December 31, 2019 and 2018, respectively. Book value per share was $37.39 and $34.91 at December 31, 2019 and 2018, respectively. The growth in shareholders’ equity was attributable to earnings retention and changes in accumulated other comprehensive income offset by dividends declared and common stock repurchased through the stock repurchase program.
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
The Company completed its previously announced $50,000 stock repurchase program in October 2019. The weighted average price of all shares of common stock repurchased over the entire repurchase program was $34.45.
In October 2019, the Company's Board of Directors approved a new stock repurchase program, authorizing the Company to repurchase up to $50,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. During the fourth quarter of 2019, the Company repurchased $20.0 million of common stock at a weighted average price of $35.23 under the new program. The program will remain in effect until the earlier of October 2020 or the repurchase of the entire amount of common stock authorized to be repurchased by the Board of Directors.
The Company has junior subordinated debentures with a carrying value of $110,215 at December 31, 2019, of which $106,624 are included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition we exceed $15,000,000 in assets, or if we make any acquisition after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.
The Company has subordinated notes with a carrying value of $113,955 at December 31, 2019, of which $113,617 are included in the Company's Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%
The following table includes the capital ratios and capital amounts for the Company and the Bank for the years presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the phase-in of the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Renasant Corporation:
Tier 1 leverage ratio	$1,262,588	10.37%	$608,668	5.00%	$486,934	4.00%
Common equity tier 1 capital ratio	1,156,828	11.12%	676,106	6.50%	728,114	7.00%
Tier 1 risk-based capital ratio	1,262,588	12.14%	832,131	8.00%	884,139	8.50%
Total risk-based capital ratio	1,432,949	13.78%	1,040,163	10.00%	1,092,171	10.50%
Renasant Bank:
Tier 1 leverage ratio	$1,331,809	10.95%	$607,907	5.00%	$486,326	4.00%
Common equity tier 1 capital ratio	1,331,809	12.81%	675,581	6.50%	727,548	7.00%
Tier 1 risk-based capital ratio	1,331,809	12.81%	831,484	8.00%	883,452	8.50%
Total risk-based capital ratio	1,388,553	13.36%	1,039,355	10.00%	1,091,323	10.50%
December 31, 2018
Renasant Corporation:
Tier 1 leverage ratio	$1,188,412	10.11%	$587,939	5.00%	$470,352	4.00%
Common equity tier 1 capital ratio	1,085,751	11.05%	638,468	6.50%	626,189	6.375%
Tier 1 risk-based capital ratio	1,188,412	12.10%	785,806	8.00%	773,528	7.875%
Total risk-based capital ratio	1,386,507	14.12%	982,258	10.00%	969,979	9.875%
Renasant Bank:
Tier 1 leverage ratio	$1,276,976	10.88%	$587,090	5.00%	$469,672	4.00%
Common equity tier 1 capital ratio	1,276,976	13.02%	637,552	6.50%	625,291	6.375%
Tier 1 risk-based capital ratio	1,276,976	13.02%	784,679	8.00%	772,418	7.875%
Total risk-based capital ratio	1,331,619	13.58%	980,849	10.00%	968,588	9.875%
For a detailed discussion of the capital adequacy guidelines applicable to the Company and the Bank, please refer to the information under the heading “Capital Adequacy Guidelines” in the “Supervision and Regulation-Supervision and Regulation of Renasant Corporation” sections and the “Supervision and Regulation-Supervision and Regulation of Renasant Bank” section in Item 1, Business, in this report.

Non-GAAP Financial Measures
In addition to results presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), this document contains certain non-GAAP financial measures, namely, return on average tangible shareholders’ equity, return on average tangible assets, the ratio of tangible equity to tangible assets and an adjusted efficiency ratio. These non-GAAP financial measures adjust GAAP financial measures to exclude intangible assets and certain charges (such as, when applicable, merger and conversion expenses, debt prepayment penalties and asset valuation adjustments) with respect to which the Company is unable to accurately predict when these charges will be incurred or, when incurred, the amount thereof. Management uses these measures to evaluate capital utilization and adequacy. In addition, the Company believes that these non-GAAP financial measures facilitate the making of period-to-period comparisons and are meaningful indicators of its operating performance, particularly because these measures are widely used by industry analysts for companies with merger and acquisition activities. Also, because intangible assets such as goodwill and the core deposit intangible and charges such as merger and conversion expenses can vary extensively from company to company and, as to intangible assets, are excluded from the calculation of a financial institution’s regulatory capital, the Company believes that the presentation of this non-GAAP financial information allows readers to more easily compare the Company’s results to information provided in other regulatory reports and the results of other companies. The reconciliations from GAAP to non-GAAP for these financial measures are below.

Return on average tangible shareholders' equity and Return on average tangible assets
	2019	2018	2017	2016	2015
Net income (GAAP)	$167,596	$146,920	$92,188	$90,930	$68,014
Amortization of intangibles	8,105	7,179	6,530	6,747	6,069
Tax effect of adjustment noted above (1)	(1,808)	(1,588)	(2,172)	(2,229)	(1,932)
Tangible net income (non-GAAP)	173,893	152,511	96,546	95,448	72,151

Average shareholders' equity (GAAP)	2,107,832	1,701,334	1,380,950	1,116,038	876,915
Intangibles	976,065	747,008	565,507	491,530	379,469
Average tangible shareholders' equity (non-GAAP)	1,131,767	954,326	815,443	624,508	497,446

Average total assets (GAAP)	12,875,986	11,104,567	9,509,308	8,416,510	6,874,982
Intangibles	976,065	747,008	565,507	491,530	379,469
Average tangible assets (non-GAAP)	11,899,921	10,357,559	8,943,801	7,924,980	6,495,513

Return on (average) shareholders' equity (GAAP)	7.95%	8.64%	6.68%	8.15%	7.76%
Effect of adjustment for intangible assets	7.41%	7.34%	5.16%	7.13%	6.74%
Return on average tangible shareholders' equity (non-GAAP)	15.36%	15.98%	11.84%	15.28%	14.50%

Return on (average) assets (GAAP)	1.30%	1.32%	0.97%	1.08%	0.99%
Effect of adjustment for intangible assets	0.16%	0.15%	0.11%	0.12%	0.12%
Return on average tangible assets (non-GAAP)	1.46%	1.47%	1.08%	1.20%	1.11%
(1) Tax effect is calculated based on the respective periods’ effective tax rate. The effective tax rate for 2017 was calculated ignoring the impact from the revaluation of net deferred tax assets.

Tangible common equity ratio (Tangible shareholders' equity to tangible assets)
	2019	2018	2017	2016	2015
Actual shareholders' equity (GAAP)	$2,125,689	$2,043,913	$1,514,983	$1,232,883	$1,036,818
Intangibles	976,943	977,793	635,556	494,608	474,682
Actual tangible shareholders' equity (non-GAAP)	1,148,746	1,066,120	879,427	738,275	562,136

Actual total assets (GAAP)	13,400,618	12,934,878	9,829,981	8,699,851	7,926,496
Intangibles	976,943	977,793	635,556	494,608	474,682
Actual tangible assets (non-GAAP)	12,423,675	11,957,085	9,194,425	8,205,243	7,451,814

Tangible Common Equity Ratio
Shareholders' equity to actual assets (GAAP)	15.86%	15.80%	15.41%	14.17%	13.08%
Effect of adjustment for intangible assets	6.61%	6.88%	5.85%	5.17%	5.54%
Tangible shareholders' equity to tangible assets (non-GAAP)	9.25%	8.92%	9.56%	9.00%	7.54%

Return on average tangible shareholders' equity and Return on average tangible assets with exclusions
	2019	2018	2017
Net income (GAAP)	$167,596	$146,920	$92,188
Merger and conversion expense	279	14,246	10,378
Debt prepayment penalties	54	—	205
MSR valuation adjustment	1,836	—	—
Revaluation of net deferred tax assets	—	—	14,486
Tax effect of adjustments noted above (1)	(484)	(3,151)	(3,521)
Net income with exclusions (non-GAAP)	169,281	158,015	113,736
Amortization of intangibles	8,105	7,179	6,530
Tax effect of adjustment noted above (1)	(1,808)	(1,588)	(2,172)
Tangible net income with exclusions (non-GAAP)	175,578	163,606	118,094

Average shareholders' equity (GAAP)	2,107,832	1,701,334	1,380,950
Intangibles	976,065	747,008	565,507
Average tangible shareholders' equity (non-GAAP)	1,131,767	954,326	815,443

Average total assets (GAAP)	12,875,986	11,104,567	9,509,308
Intangibles	976,065	747,008	565,507
Average tangible assets (non-GAAP)	11,899,921	10,357,559	8,943,801

Return on average shareholders' equity with exclusions (non-GAAP)	8.03%	9.29%	8.24%
Effect of adjustment for intangible assets	7.48%	7.85%	6.24%
Return on average tangible shareholders' equity with exclusions (non-GAAP)	15.51%	17.14%	14.48%

Return on average assets with exclusions (non-GAAP)	1.31%	1.42%	1.20%
Effect of adjustment for intangible assets	0.17%	0.16%	0.12%
Return on average tangible assets with exclusions(non-GAAP)	1.48%	1.58%	1.32%
(1) Tax effect is calculated based on the respective periods’ effective tax rate. The effective tax rate for 2017 was calculated ignoring the impact from the revaluation of net deferred tax assets.

Adjusted Efficiency Ratio
	2019	2018
Interest income (fully tax equivalent basis)	$548,909	$467,755
Interest expense	98,923	65,329
Net interest income (fully tax equivalent basis)	449,986	402,426

Total noninterest income	153,254	143,961
Net gains on sales of securities	348	(16)
MSR valuation adjustment	(1,836)	—
Adjusted noninterest income	154,742	143,977

Total noninterest expense	374,174	345,029
Intangible amortization	8,105	7,179
Merger and conversion related expenses	279	14,246
Extinguishment of debt	54	—
Adjusted noninterest expense	365,736	323,604

Efficiency Ratio (GAAP)	62.03%	63.15%
Adjusted Efficiency Ratio (non-GAAP)	60.48%	59.22%
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please refer to the discussion found under the headings “Risk Management – Interest Rate Risk” and “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report for the disclosures required pursuant to this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of the Company meeting the requirements of Regulation S-X are included on the succeeding pages of this Item. All schedules have been omitted because they are not required or are not applicable.
RENASANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

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
Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2019, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.” HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

C. Mitchell Waycaster	Kevin D. Chapman
President and	Executive Vice President and
Chief Executive Officer	Chief Financial and Operating Officer

February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Renasant Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Renasant Corporation (the “Company”) ") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Notes 1 and 6 to the financial statements, the Company’s allowance for loan losses is a valuation allowance that reflects the Company's estimation of incurred losses in its loan portfolio to the extent they are both probable and reasonable to estimate. The allowance for loan losses was $52,162,000 at December 31, 2019, which consists of two components; the allowance for loans individually evaluated for impairment (“specific reserves”) and the allowance for loans collectively evaluated for impairment (“general reserves”).

The Company's general reserves include reserves based on historical charge-off factors and qualitative general reserve factors. The component for qualitative general reserve factors involves an evaluation of items which are not yet reflected in the factors for historical charge-offs including changes in: lending policies and procedures, economic and business conditions, nature and volume of the portfolio, lending staff, volume and severity of delinquent loans, loan review systems, collateral values, and concentrations of credit. The evaluation of these items results in qualitative general reserve factors, which contribute significantly to the general reserve component of the estimate of the allowance for loan losses.

We identified management’s estimate of the aggregate effect of the qualitative reserve factors on the allowance for loan losses as a critical audit matter as it involved subjective auditor judgment. Management's determination of qualitative general reserve factors involved especially subjective judgment because management's estimate relies on qualitative analysis to determine the quantitative impact the items have on the allowance.

The primary procedures we performed to address this critical audit matter included:

Evaluated the design and tested the operating effectiveness of controls over the determination of items used to estimate the qualitative general reserve factors, including controls addressing:

•	The data used as the basis for the adjustments relating to qualitative general reserve factors.

•	Management's determination of loans excluded from qualitative general reserve factors calculation.

•	Management's review of the qualitative and quantitative conclusions related to the qualitative general reserve factors and the resulting allocation to the allowance.

Substantively tested the general reserves related to qualitative general reserve factors which included:

•	Evaluation of the completeness and accuracy of data inputs used as a basis for the adjustments relating to the qualitative general reserve factors.

•	Evaluation of loans excluded from the qualitative general reserve calculation for propriety of classification.

•
Evaluation of the reasonableness of management's judgments related to the qualitative and quantitative assessment of the data used in the determination of qualitative general reserve factors and the resulting allocation to the allowance. Our evaluation considered the weight of confirming and disconfirming evidence from internal and external sources, loan portfolio performance and third-party data, and whether management’s assumptions were applied consistently period to period.

/s/ HORNE LLP

We have served as the Company’s auditor since 2005.

Memphis, Tennessee
February 26, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Renasant Corporation
Opinion on the Internal Control Over Financial Reporting

We have audited Renasant Corporation’s (the "Company") internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting described in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated financial statements of the Company as of December 31, 2019 and our report dated February 26, 2020 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ HORNE LLP
Memphis, Tennessee
February 26, 2020

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,
	2019	2018
Assets
Cash and due from banks	$191,065	$198,515
Interest-bearing balances with banks	223,865	370,596
Cash and cash equivalents	414,930	569,111
Securities available for sale, at fair value	1,290,613	1,250,777
Loans held for sale ($318,272 and $219,848 carried at fair value at December 31, 2019 and 2018, respectively)	318,272	411,427
Loans, net of unearned income:
Non purchased loans and leases	7,587,974	6,389,712
Purchased loans	2,101,664	2,693,417
Total loans, net of unearned income	9,689,638	9,083,129
Allowance for loan losses	(52,162)	(49,026)
Loans, net	9,637,476	9,034,103
Premises and equipment, net	309,697	209,168
Other real estate owned:
Non purchased	2,762	4,853
Purchased	5,248	6,187
Total other real estate owned, net	8,010	11,040
Goodwill	939,683	932,928
Other intangible assets, net	37,260	44,865
Bank-owned life insurance	225,942	220,608
Mortgage servicing rights	53,208	48,230
Other assets	165,527	202,621
Total assets	$13,400,618	$12,934,878
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$2,551,770	$2,318,706
Interest-bearing	7,661,398	7,809,851
Total deposits	10,213,168	10,128,557
Short-term borrowings	489,091	387,706
Long-term debt	376,507	263,618
Other liabilities	196,163	111,084
Total liabilities	11,274,929	10,890,965
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 56,855,002 and 58,546,480 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost, 2,441,723 and 750,245 shares, respectively	(83,189)	(24,245)
Additional paid-in capital	1,294,276	1,288,911
Retained earnings	617,355	500,660
Accumulated other comprehensive income (loss), net of taxes	764	(17,896)
Total shareholders’ equity	2,125,689	2,043,913
Total liabilities and shareholders’ equity	$13,400,618	$12,934,878
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Share Data)

	Year Ended December 31,
	2019	2018	2017
Interest income
Loans	$501,336	$428,374	$344,472
Securities
Taxable	29,875	23,948	18,531
Tax-exempt	5,477	6,456	9,433
Other	5,892	3,076	2,314
Total interest income	542,580	461,854	374,750
Interest expense
Deposits	81,995	49,760	24,620
Borrowings	16,928	15,569	13,233
Total interest expense	98,923	65,329	37,853
Net interest income	443,657	396,525	336,897
Provision for loan losses	7,050	6,810	7,550
Net interest income after provision for loan losses	436,607	389,715	329,347
Noninterest income
Service charges on deposit accounts	35,972	34,660	33,224
Fees and commissions	19,430	23,868	21,934
Insurance commissions	8,919	8,590	8,361
Wealth management revenue	14,433	13,540	11,884
Mortgage banking income	57,896	50,142	43,415
Net gains (losses) on sales of securities	348	(16)	148
BOLI income	6,109	4,644	4,353
Other	10,147	8,533	8,821
Total noninterest income	153,254	143,961	132,140
Noninterest expense
Salaries and employee benefits	250,784	214,294	184,540
Data processing	19,679	18,627	16,474
Net occupancy and equipment	49,553	42,111	37,756
Other real estate owned	2,013	1,892	2,470
Professional fees	10,166	8,753	7,150
Advertising and public relations	11,607	9,464	8,248
Intangible amortization	8,105	7,179	6,530
Communications	8,858	8,318	7,578
Merger and conversion related expenses	279	14,246	10,378
Extinguishment of debt	54	—	205
Other	13,076	20,145	20,289
Total noninterest expense	374,174	345,029	301,618
Income before income taxes	215,687	188,647	159,869
Income taxes	48,091	41,727	67,681
Net income	$167,596	$146,920	$92,188
Basic earnings per share	$2.89	$2.80	$1.97
Diluted earnings per share	$2.88	$2.79	$1.96
Cash dividends per common share	$0.87	$0.80	$0.73
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$167,596	$146,920	$92,188
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains (losses) on securities	18,625	(8,315)	(2,218)
Reclassification adjustment for losses (gains) realized in net income	1,872	12	(91)
Unrealized holding gains on securities transferred from held to maturity to available for sale	—	—	8,108
Amortization of unrealized holding gains on securities transferred to the held to maturity category	—	—	(173)
Total securities available for sale	20,497	(8,303)	5,626
Derivative instruments:
Unrealized holding (losses) gains on derivative instruments	(2,217)	365	536
Total derivative instruments	(2,217)	365	536
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	68	308	1,028
Amortization of net actuarial loss recognized in net periodic pension cost	312	245	249
Total defined benefit pension and post-retirement benefit plans	380	553	1,277
Other comprehensive income (loss), net of tax	18,660	(7,385)	7,439
Comprehensive income	$186,256	$139,535	$99,627
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount					Total
Balance at January 1, 2017	44,332,273	$225,535	$(21,692)	$707,408	$337,536	$(15,904)	$1,232,883
Net income					92,188		92,188
Other comprehensive income						7,439	7,439
Comprehensive income							99,627
Reclassification of the income tax effects of the Tax Cuts and Jobs Act to Retained earnings					2,046	(2,046)	—
Cash dividends ($0.73 per share)					(34,416)		(34,416)
Common stock issued in connection with an acquisition	4,883,182	24,416		189,174			213,590
Issuance of common stock for stock-based compensation awards	105,776		1,786	(3,976)			(2,190)
Stock-based compensation expense				5,293			5,293
Other, net				196	—		196
Balance at December 31, 2017	49,321,231	$249,951	$(19,906)	$898,095	$397,354	$(10,511)	$1,514,983
Net income					146,920		146,920
Other comprehensive loss						(7,385)	(7,385)
Comprehensive income							139,535
Repurchase of shares in connection with stock repurchase program	(199,065)		(7,062)				(7,062)
Cash dividends ($0.80 per share)					(43,614)		(43,614)
Common stock issued in connection with an acquisition	9,306,477	46,532		387,987			434,519
Repurchase of shares in connection with acquisition related to stock-based compensation awards	(2,000)		(93)				(93)
Issuance of common stock for stock-based compensation awards	119,837		2,816	(4,679)			(1,863)
Stock-based compensation expense				7,251			7,251
Other, net				257			257
Balance at December 31, 2018	58,546,480	$296,483	$(24,245)	$1,288,911	$500,660	$(17,896)	$2,043,913
Net income					167,596		167,596
Other comprehensive income						18,660	18,660
Comprehensive income							186,256
Repurchase of shares in connection with stock repurchase program	(1,820,202)		(62,944)				(62,944)
Cash dividends ($0.87 per share)					(50,901)		(50,901)
Issuance of common stock for stock-based compensation awards	128,724		4,000	(4,831)			(831)
Stock-based compensation expense				10,196			10,196
Balance at December 31, 2019	56,855,002	$296,483	$(83,189)	$1,294,276	$617,355	$764	$2,125,689
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Except Share Data)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$167,596	$146,920	$92,188
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,050	6,810	7,550
Depreciation, amortization and accretion	8,185	3,496	4,832
Deferred income tax expense	20,041	16,444	23,461
Revaluation of net deferred tax assets due to changes in tax law	—	—	14,486
Funding of mortgage loans held for sale	(2,381,178)	(1,763,246)	(1,683,454)
Proceeds from sales of mortgage loans held for sale	2,328,607	1,698,141	1,775,450
Gains on sales of mortgage loans held for sale	(45,854)	(40,318)	(19,675)
Valuation adjustment to mortgage servicing rights	1,836	—	—
(Gains) losses on sales of securities	(348)	16	(148)
Penalty on prepayment of debt	54	—	205
(Gains) losses on sales of premises and equipment	(881)	(198)	565
Stock-based compensation	10,196	7,251	5,293
Net change in other loans held for sale	59,885	60,599	—
Decrease (increase) in other assets	683	(11,849)	(1,139)
Decrease in other liabilities	(12,249)	(41,954)	(12,572)
Net cash provided by operating activities	163,623	82,112	207,042
Investing activities
Purchases of securities available for sale	(492,018)	(686,887)	(210,190)
Proceeds from sales of securities available for sale	212,485	2,387	495,340
Proceeds from call/maturities of securities available for sale	262,287	160,703	169,445
Proceeds from call/maturities of securities held to maturity	—	—	15,882
Net increase in loans	(465,182)	(115,208)	(440,205)
Purchases of premises and equipment	(34,966)	(22,360)	(13,047)
Proceeds from sales of premises and equipment	3,728	921	2,101
Net change in FHLB stock	(11,315)	(4,706)	(5,481)
Proceeds from sales of other assets	18,404	8,361	14,131
Net cash (paid) received in acquisition	(250)	153,502	41,685
Other, net	917	—	—
Net cash (used in) provided by investing activities	(505,910)	(503,287)	69,661
Financing activities
Net increase in noninterest-bearing deposits	233,064	49,087	11,588
Net (decrease) increase in interest-bearing deposits	(147,139)	447,317	(88,717)
Net increase (decrease) in short-term borrowings	101,385	263,753	(19,862)
Proceeds from long-term debt	150,000	—	—
Repayment of long-term debt	(35,359)	(849)	(170,240)
Cash paid for dividends	(50,901)	(43,614)	(34,416)
Repurchase of shares in connection with stock repurchase program	(62,944)	(7,062)	—
Cash received on exercise of stock options	—	201	173
Net cash provided by (used in) financing activities	188,106	708,833	(301,474)
Net (decrease) increase in cash and cash equivalents	(154,181)	287,658	(24,771)
Cash and cash equivalents at beginning of year	569,111	281,453	306,224
Cash and cash equivalents at end of year	$414,930	$569,111	$281,453

See Notes to Consolidated Financial Statements.         76

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosures
Cash paid for interest	$98,396	$66,706	$36,888
Cash paid for income taxes	$26,727	$24,520	$32,556
Noncash transactions:
Transfers of loans to other real estate	$4,764	$3,826	$6,699
Financed sales of other real estate owned	$611	$531	$773
Transfers of mortgage loans held for sale to loans held for investment	$189	$1,732	$563
Transfers of other loans held for sale to loans held for investment	$134,335	$—	$—
Common stock issued in acquisition of businesses	$—	$434,519	$213,590
Recognition of operating right-of-use assets	$91,181	$—	$—
Recognition of operating lease liabilities	$94,700	$—	$—
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
Consolidation: The accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. Reclassifications had no effect on prior years’ net income or shareholders’ equity.
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
The amortized cost of securities, regardless of classification, is adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is included in interest income from securities, as is dividend income. Realized gains and losses on sales of securities are reflected under the line item “Net gains (losses) on sales of securities” on the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.
The Company evaluates its investment portfolio for other-than-temporary-impairment (“OTTI”) on a quarterly basis in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 320, “Investments - Debt and Equity Securities.” Impairment is assessed at the individual security level. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. Impairment is considered to be other-than-temporary if the Company intends to sell the investment security or if the Company does not expect to recover the entire amortized cost basis of the security before the Company is required to sell the security or the security’s maturity. When impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded as a loss within noninterest income in the Consolidated Statements of Income. When impairment of a debt security is considered to be other-than-temporary, the security is written down to its fair value. The amount of OTTI recorded as a loss within noninterest income depends on whether an entity intends to sell the debt security and whether it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. If an entity intends to, or has decided to, sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, OTTI must be recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, OTTI is separated into the amount representing credit loss and the amount related to all other market factors. The amount related to credit loss is recognized in earnings and is calculated as the difference between the estimate of discounted future cash flows and the amortized cost basis of the security. A number of qualitative and quantitative factors, including but not limited to the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the estimate of the discounted future cash flows. The remaining difference between the fair value and the amortized cost basis of the security is considered the amount related to other market factors and is recognized in other comprehensive income, net of applicable taxes.
Recognition of investment interest is discontinued on debt securities that are transferred to nonaccrual status. A number of qualitative factors, including but not limited to the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the determination of whether the debt security should be transferred to nonaccrual status. The interest on nonaccrual investment securities is accounted for on the cash-basis method until the debt security qualifies for return to accrual status. See Note 3, “Securities,” for further details regarding the Company’s securities portfolio.

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
Loans Held for Sale: Residential mortgage loans held for sale are included in the line item “Loans held for sale” on the Company’s Consolidated Balance Sheets. The Company has elected to carry these loans at fair value as permitted under the guidance in ASC 825, “Financial Instruments” (“ASC 825”). Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These realized and unrealized gains and losses are classified under the line item “Mortgage banking income” on the Consolidated Statements of Income.
In connection with the acquisition of Brand (as defined below in Note 2, “Mergers and Acquisitions”), the Company acquired a portfolio of non-mortgage consumer loans, which were also included in the line item “Loans held for sale” on the Company’s Consolidated Balance Sheet as of December 31, 2018. During 2019, the Company made the decision to hold the portfolio for the foreseeable future and therefore transferred the loans from the held for sale category to the held for investment category. While these non-mortgage consumer loans were classified as held for sale, the Company carried these loans at the lower of amortized cost or fair value.
Loans and the Allowance for Loan Losses: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances, adjusted for charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and any purchase discounts or premiums on purchased loans. Renasant Bank defers certain nonrefundable loan origination fees as well as the direct costs of originating or acquiring loans. The deferred fees and costs are then amortized over the term of the note for all loans with payment schedules. Loans with no payment schedule are amortized using the interest method. The amortization of these deferred fees is presented as an adjustment to the yield on loans. Interest income is accrued on the unpaid principal balance.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Generally, the recognition of interest on mortgage and commercial and industrial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer and other retail loans are typically charged-off no later than the time the loan is 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans may be placed on nonaccrual regardless of whether or not such loans are considered past due. All interest accrued for the current year, but not collected, for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by use of the straight-line method for furniture, fixtures, equipment, autos and premises. The annual provisions for depreciation have been computed primarily using estimated lives of forty years for premises, three to seven years for furniture and equipment and three to five years for computer equipment and autos. Leasehold improvements are expensed over the period of the leases or the estimated useful life of the improvements, whichever is shorter.
Effective January 1, 2019, ASC 842, “Leases” requires a lessee to recognize a right-of-use asset and a lease liability for all leases with a term greater than twelve months on its balance sheet regardless of the whether the lease is classified as financing or operating.
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
Other Real Estate Owned: Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are initially recorded into other real estate at fair market value less cost to sell and are subsequently carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Reductions in the carrying value subsequent

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

to acquisition are charged to earnings and are included under the line item “Other real estate owned” on the Consolidated Statements of Income.
Mortgage Servicing Rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, mortgage interest rates and other factors. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance, to the extent that unamortized cost exceeds fair value. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances related to servicing rights are reported in the line item “Mortgage banking income” on the Consolidated Statements of Income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives. Goodwill and other intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment. Goodwill is assigned to the Company’s reporting segments. In determining the fair value of the Company’s reporting units, management uses the market approach. Other intangible assets, consisting of core deposit intangibles and customer relationship intangibles, are reviewed for events or circumstances which could impact the recoverability of the intangible asset, such as a loss of core deposits, increased competition or adverse changes in the economy. No impairment was identified for the Company’s goodwill or its other intangible assets as a result of the testing performed during 2019, 2018 or 2017.
Bank-Owned Life Insurance: Bank-owned life insurance (“BOLI”) is an institutionally-priced insurance product that is specifically designed for purchase by insured depository institutions. The Company has purchased such insurance policies on certain employees, with Renasant Bank being listed as the primary beneficiary. The carrying value of BOLI is recorded at the cash surrender value of the policies, net of any applicable surrender charges. In connection with the acquisition of Brand (as defined below in Note 2, “Mergers and Acquisitions”), the Company acquired BOLI with a cash surrender value of $40,081 at the acquisition date. Changes in the value of the cash surrender value of the policies are reflected under the line item “BOLI income” on the Consolidated Statements of Income.
Revenue from Contracts with Customers: ASC 606, “Revenue from Contracts with Customers,” provides guidance on revenue recognition from contracts with customers. For revenue streams within its scope, ASC 606 requires costs that are incremental to obtaining a contract to be capitalized. In the case of the Company, these costs include sales commissions for insurance and wealth management products. ASC 606 has established, and the Company has utilized, a practical expedient allowing costs that, if capitalized, would have an amortization period of one year or less to instead be expensed as incurred.
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
Fees and Commissions
Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. These fees are earned at the point in time when the services are rendered, and therefore the related revenue is recognized as the Company’s performance obligation is satisfied.
Insurance Commissions
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
Under the direct bill method, premium billing and collections are handled by the insurance carriers, and a commission is then paid to Renasant Insurance. Direct bill revenue is recognized when the cash is received from the insurance carriers. While there is recourse on these commissions in the event of policy cancellations, based on the Company’s historical data, significant or material reversals of revenue based on policy cancellations are not anticipated. The Company monitors policy cancellations on a monthly basis and, if a significant or material set of transactions were to occur, the Company would adjust earnings accordingly.
The Company also earns contingency income that it recognizes on a cash basis. Contingency income is a bonus received from the insurance underwriters and is based on commission income and claims experience on the Company’s clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers.
Wealth Management Revenue
Fees for managing trust accounts (inclusive of personal and corporate benefit accounts, self-directed IRAs, and custodial accounts) are based on the value of assets under management in the account, with the amount of the fee depending on the type of account. Revenue is recognized on a monthly basis, and there is little to no risk of a material reversal of revenue.
Fees for other wealth management services, such as investment guidance relating to fixed and variable annuities, mutual funds, stocks and other investments, are recognized based on either trade activity, which are recognized at the time of the trade, or assets under management, which are recognized monthly.
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
Fair Value Measurements: ASC 820, “Fair Value Measurements and Disclosures,” provides guidance for using fair value to measure assets and liabilities and also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3). See Note 17, “Fair Value Measurements,” for further details regarding the Company’s methods and assumptions used to estimate the fair values of the Company’s financial assets and liabilities.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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
Earnings Per Common Share: Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution of shares outstanding, assuming outstanding stock options were exercised into common shares and nonvested restricted stock awards, whose vesting is subject to future service requirements, were outstanding common shares as of the awards’ respective grant dates,

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

calculated in accordance with the treasury method. See Note 20, “Net Income Per Common Share,” for the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements, and has determined that no significant events occurred after December 31, 2019 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.
Impact of Recently-Issued Accounting Standards and Pronouncements:
Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” and its related amendments (“ASC 842”), which changed the accounting model and disclosure requirements for leases. The former accounting model for leases distinguished between capital leases, which were recognized on the balance sheet, and operating leases, which were not.  Under the new standard, the lease classifications are defined as finance leases, which are similar to capital leases under prior GAAP, and operating leases.  Further, under the new standard a lessee recognizes a lease liability and a right-of-use asset for all leases with a term greater than 12 months on its balance sheet regardless of the lease’s classification.  The accounting model and disclosure requirements for lessors remains substantially unchanged from prior GAAP.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company chose to use the effective date approach and, as such, all periods after January 1, 2019 are presented in accordance with ASC 842 whereas periods prior to January 1, 2019 are presented in accordance with prior lease accounting. Financial information was not updated, and the disclosures required under ASC 842 were not provided for dates and periods before January 1, 2019.
ASC 842 provides for a number of optional practical expedients, of which the Company has elected several including (i) the option not to separate the lease and non-lease components; (ii) the “package of practical expedients,” where the Company does not have to reassess (A) whether expired or existing contracts contain leases under the new definition of a lease, (B) lease classification for expired or existing leases and (C) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842; and (iii) the use of hindsight in determining the lease term, which permits the use of information available after lease inception to determine the lease term via the knowledge of renewal options exercised but not available at the lease’s inception.
Upon adoption, the Company recorded a right-of-use asset in the amount of $53,042 and a corresponding lease liability in the amount of $56,562 on January 1, 2019. The Company has included newly applicable lease disclosures in Note 26, “Leases.”
In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update significantly changes the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model includes loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. Additionally, ASU 2016-13 amends the accounting for credit losses on available for sale securities and purchased financial assets with credit deterioration.
ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Over the course of 2019, FASB issued a number of updates clarifying various matters arising under ASU 2016-13, including the following: (1) ASU 2018-19 was issued to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20; instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases; (2) ASU 2019-04 was issued and provides entities alternatives for measurement of accrued interest receivable, clarifies the steps entities should take when recording the transfer of loans or debt securities between measurement classifications or categories and clarifies that entities should include expected recoveries on financial assets; (3) ASU 2019-05 was issued to provide entities that have certain instruments within the scope of Subtopic 320-20 with an option to irrevocably elect the fair value option in Subtopic 825-10; and (4) ASU 2019-11 was issued to clarify and address stakeholders' specific issues relating to expected recoveries on purchased credit deteriorated assets and transition and disclosure relief related to troubled debt restructured loans and accrued interest, respectively. Early adoption is permitted.
The Company has developed a CECL allowance model which calculates reserves over the life of the loan and is largely driven by portfolio characteristics, risk-grading, economic outlook, and other key methodology assumptions. Those assumptions are based upon the existing probability of default and loss given default framework. The Company currently expects an increase of $35,000 to $45,000 in the allowance for credit losses and an increase of $10,000 to $15,000 in the reserve for unfunded commitments. The

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Company's CECL committee will periodically refine the model as needed. The Company is in the process of finalizing the review of the most recent model run and finalizing assumptions including qualitative adjustments and economic forecasts. As the Company is currently working to finalize the CECL model and the controls and processes around the model, the overall increases discussed above could differ from the numbers disclosed. Once final, the Company will record a one-time cumulative-effect adjustment to our allowance.

In January 2017, FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350)” (“ASU 2017-04”). ASU 2017-04 amends and simplifies current goodwill impairment testing by eliminating certain testing under the current provisions. Under the new guidance, an entity should perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 became effective January 1, 2020 and is not expected to have a material impact on the Company’s financial statements.
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
In August 2018, FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 is intended to improve the disclosures on fair value measurements by eliminating, amending and adding certain disclosure requirements. These changes are intended to reduce costs for preparers while providing more useful information for financial statement users.   ASU 2019-01 became effective January 1, 2020 and is not expected to have a material impact on the Company’s financial statements.
In March 2019, FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” (“ASU 2019-01”). ASU 2019-01 is intended to clarify potential implementation questions related to ASC 842. This includes clarification on the determination of fair value of underlying assets by lessors that are not manufacturers or dealers, cash flow presentation of sales-type and direct financing leases and transition disclosures related to accounting changes and error corrections.  ASU 2019-01 became effective January 1, 2020 and is not expected to have a material impact on the Company’s financial statements.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Mergers and Acquisitions
(Dollar amounts in thousands, except per share data)
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

The Company recorded approximately $356,171 in intangible assets, which consist of goodwill of $328,637 and a core deposit intangible of $27,534. Goodwill resulted from a combination of revenue enhancements from expansion in existing markets and efficiencies resulting from operational synergies. The fair value of the core deposit intangible is being amortized over the estimated useful life, currently expected to be approximately 10 years. The goodwill is not deductible for income tax purposes. The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company’s acquisition of Brand based on their fair values on September 1, 2018.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 - Mergers and Acquisitions (continued)

The following table summarizes the estimated fair value on September 1, 2018 of assets acquired and liabilities assumed on that date in connection with the merger with Brand:

Cash and cash equivalents	$193,436
Securities	71,122
Loans, including loans held for sale	1,580,339
Premises and equipment	20,070
Intangible assets	356,171
Other assets	113,195
Total assets	2,334,333

Deposits	1,714,177
Borrowings	89,273
Other liabilities	56,430
Total liabilities	1,859,880

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

(in thousands)	September 1, 2018
Loans held for sale	48,100
Borrowings	34,139

The following table summarizes the results of operations for BMG included in the Company’s Consolidated Statements of
Income for the twelve months ended December 31, 2018:

(in thousands)
Interest income	$357
Interest expense	279
Net interest income	78
Noninterest income	4,043
Noninterest expense	4,398
Net loss before taxes	$(277)

Supplemental Pro Forma Combined Condensed Results of Operations
The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the twelve months ended December 31, 2019 and 2018 of the Company as though the Brand merger had been completed as of January 1, 2018, except that the results of operations for BMG are only included through its October 31, 2018 divestiture. The unaudited estimated pro forma information combines the historical results of Brand with the Company’s historical consolidated results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the periods presented. The pro forma information is not necessarily indicative of what would have occurred had the acquisitions taken place on January 1, 2018. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Merger expenses are reflected in the period in which they were incurred.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 - Mergers and Acquisitions (continued)

	Twelve Months Ended
	December 31,
	2019	2018
Net interest income - pro forma (unaudited)	$443,657	$455,513

Noninterest income - pro forma (unaudited)	$153,254	$153,850

Noninterest expense - pro forma (unaudited)	$374,174	$452,699

Net income - pro forma (unaudited)	$167,596	$115,646

Earnings per share - pro forma (unaudited):
Basic	$2.89	$1.97
Diluted	$2.88	$1.97

Due to the timing of the respective system conversions and the integration of operations into the Company’s existing operations, historical reporting for acquired operations is impracticable, and, therefore, disclosure of the amounts of revenue and expenses of the acquired institutions since the acquisition dates is impracticable.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
U.S. Treasury securities	$498	$1	$—	$499
Obligations of other U.S. Government agencies and corporations	2,518	16	(3)	2,531
Obligations of states and political subdivisions	218,362	5,134	(365)	223,131
Residential mortgage backed securities:
Government agency mortgage backed securities	708,970	8,951	(1,816)	716,105
Government agency collateralized mortgage obligations	172,178	1,322	(262)	173,238
Commercial mortgage backed securities:
Government agency mortgage backed securities	30,372	659	(24)	31,007
Government agency collateralized mortgage obligations	76,456	1,404	(109)	77,751
Trust preferred securities	12,153	—	(2,167)	9,986
Other debt securities	55,364	1,133	(132)	56,365
	$1,276,871	$18,620	$(4,878)	$1,290,613

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Obligations of other U.S. Government agencies and corporations	$2,536	$13	$(38)	$2,511
Obligations of states and political subdivisions	200,798	3,038	(567)	203,269
Residential mortgage backed securities:
Government agency mortgage backed securities	621,690	719	(9,126)	613,283
Government agency collateralized mortgage obligations	332,697	274	(5,982)	326,989
Commercial mortgage backed securities:
Government agency mortgage backed securities	21,957	257	(384)	21,830
Government agency collateralized mortgage obligations	28,446	24	(135)	28,335
Trust preferred securities	12,359	—	(1,726)	10,633
Other debt securities	44,046	192	(311)	43,927
	$1,264,529	$4,517	$(18,269)	$1,250,777

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

Securities sold were as follows for the periods presented:

	Carrying Value	Net Proceeds	Gain/(Loss)
Twelve months ended December 31, 2019
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

The sales of other equity securities included in the table above for the twelve months ended December 31, 2019 represent the Company’s sale of the majority of its shares of Visa Class B common stock during the third quarter of 2019.
Included in the table above for the twelve months ended December 31, 2017 are securities sold by the Company during the fourth quarter of 2017 in an effort to manage its consolidated assets below $10,000,000 at December 31, 2017, in order to delay the adverse impact on the Company of the Durbin Amendment to the Dodd-Frank Act, which applies to banking institutions with assets over $10,000,000 at year-end. Securities sold to achieve this strategy had an aggregate carrying value of $446,880 on the dates of sale, and the Company collected net proceeds of $446,971, resulting in a $91 net gain on the sales.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

Gross realized gains and gross realized losses on sales of securities available for sale were as follows for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Gross gains on sales of securities available for sale	$2,979	$11	$2,497
Gross losses on sales of securities available for sale	(2,631)	(27)	(2,349)
Gain on sales of securities available for sale, net	$348	$(16)	$148

At December 31, 2019 and 2018, securities with a carrying value of approximately $416,849 and $619,308, respectively, were pledged to secure government, public, trust, and other deposits. Securities with a carrying value of $27,754 and $18,299 were pledged as collateral for short-term borrowings and derivative instruments at December 31, 2019 and 2018, respectively.
The amortized cost and fair value of securities at December 31, 2019 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Due within one year	$17,132	$17,294
Due after one year through five years	30,969	31,820
Due after five years through ten years	78,892	81,860
Due after ten years	120,038	118,890
Residential mortgage backed securities:
Government agency mortgage backed securities	708,970	716,105
Government agency collateralized mortgage obligations	172,178	173,238
Commercial mortgage backed securities:
Government agency mortgage backed securities	30,372	31,007
Government agency collateralized mortgage obligations	76,456	77,751
Other debt securities	41,864	42,648
	$1,276,871	$1,290,613

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and the length of time the investments have been in a continuous unrealized loss position, as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
December 31, 2019
Obligations of other U.S. Government agencies and corporations	0	$—	$—	1	$1,008	$(3)	1	$1,008	$(3)
Obligations of states and political subdivisions	26	33,902	(365)	0	—	—	26	33,902	(365)
Residential mortgage backed securities:
Government agency mortgage backed securities	37	233,179	(1,504)	16	20,775	(312)	53	253,954	(1,816)
Government agency collateralized mortgage obligations	11	45,319	(262)	0	—	—	11	45,319	(262)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	4,976	(23)	2	1,190	(1)	3	6,166	(24)
Government agency collateralized mortgage obligations	1	4,910	(109)	0	—	—	1	4,910	(109)
Trust preferred securities	0	—	—	2	9,986	(2,167)	2	9,986	(2,167)
Other debt securities	3	8,737	(131)	1	741	(1)	4	9,478	(132)
Total	79	$331,023	$(2,394)	22	$33,700	$(2,484)	101	$364,723	$(4,878)
December 31, 2018
Obligations of other U.S. Government agencies and corporations	0	$—	$—	2	$1,480	$(38)	2	$1,480	$(38)
Obligations of states and political subdivisions	34	22,159	(193)	26	16,775	(374)	60	38,934	(567)
Residential mortgage backed securities:
Government agency mortgage backed securities	91	354,731	(3,945)	73	125,757	(5,181)	164	480,488	(9,126)
Government agency collateralized mortgage obligations	24	97,451	(840)	60	140,076	(5,142)	84	237,527	(5,982)
Commercial mortgage backed securities:
Government agency mortgage backed securities	5	6,506	(74)	4	7,468	(310)	9	13,974	(384)
Government agency collateralized mortgage obligations	2	9,950	(23)	1	4,888	(112)	3	14,838	(135)
Trust preferred securities	0	—	—	2	10,633	(1,726)	2	10,633	(1,726)
Other debt securities	12	19,011	(88)	3	5,621	(223)	15	24,632	(311)
Total	168	$509,808	$(5,163)	171	$312,698	$(13,106)	339	$822,506	$(18,269)

The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any other-than-temporary impairment for the years ended December 31, 2019 and 2018.
The Company holds investments in pooled trust preferred securities that had a cost basis of $12,153 and $12,359 and a fair value of $9,986 and $10,633 at December 31, 2019 and 2018, respectively. As of December 31, 2019, the investments in pooled trust preferred securities consisted of two securities representing interests in various tranches of trusts collateralized by debt issued by 148 financial institutions. Management’s determination of the fair value of each of its holdings in pooled trust preferred securities is based on the current credit ratings, the known deferrals and defaults by the underlying issuing financial institutions and the degree to which future deferrals and defaults would be required to occur before the cash flow for the Company’s tranches is negatively impacted. In addition, management continually monitors key credit quality and capital ratios of the issuing institutions.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 - Securities (continued)

This determination is further supported by quarterly valuations, which are performed by third parties, of each security obtained by the Company. The Company does not intend to sell the investments before recovery of the investments' amortized cost, and it is not more likely than not that the Company will be required to sell the investments before recovery of the investments’ amortized cost, which may be at maturity. At December 31, 2019, management did not, and does not currently, believe such securities will be settled at a price less than the amortized cost of each investment, but the Company previously concluded that it was probable that there had been an adverse change in estimated cash flows for both trust preferred securities and recognized credit related impairment losses on these securities in 2011. For the years ended December 31, 2019, 2018 and 2017, the Company determined the pooled trust preferred securities and their estimated cash flow were fairly valued, and no additional impairment was recognized during these periods.
The following table provides information regarding the Company’s investments in pooled trust preferred securities at December 31, 2019:

Name	Single/ Pooled	Class/ Tranche	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Rating	Issuers Currently in Deferral or Default
XXIII	Pooled	B-2	$8,182	$6,410	$(1,772)	BB	15%
XXVI	Pooled	B-2	3,971	3,576	(395)	B	19%
			$12,153	$9,986	$(2,167)

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
For purposes of this Note 4, all references to “loans” mean non purchased loans.
The following is a summary of non purchased loans and leases at December 31:

	2019	2018
Commercial, financial, agricultural	$1,052,353	$875,649
Lease financing	85,700	64,992
Real estate – construction	774,901	635,519
Real estate – 1-4 family mortgage	2,350,126	2,087,890
Real estate – commercial mortgage	3,128,876	2,628,365
Installment loans to individuals	199,843	100,424
Gross loans	7,591,799	6,392,839
Unearned income	(3,825)	(3,127)
Loans, net of unearned income	$7,587,974	$6,389,712

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

Past Due and Nonaccrual Loans
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2019
Commercial, financial, agricultural	$605	$476	$1,045,802	$1,046,883	$387	$5,023	$60	$5,470	$1,052,353
Lease financing	—	—	85,474	85,474	—	226	—	226	85,700
Real estate – construction	794	—	774,107	774,901	—	—	—	—	774,901
Real estate – 1-4 family mortgage	18,020	2,502	2,320,328	2,340,850	623	6,571	2,082	9,276	2,350,126
Real estate – commercial mortgage	2,362	276	3,119,785	3,122,423	372	4,655	1,426	6,453	3,128,876
Installment loans to individuals	1,000	204	198,555	199,759	—	17	67	84	199,843
Unearned income	—	—	(3,825)	(3,825)	—	—	—	—	(3,825)
Total	$22,781	$3,458	$7,540,226	$7,566,465	$1,382	$16,492	$3,635	$21,509	$7,587,974
December 31, 2018
Commercial, financial, agricultural	$3,397	$267	$870,457	$874,121	$—	$1,356	$172	$1,528	$875,649
Lease financing	607	89	64,296	64,992	—	—	—	—	64,992
Real estate – construction	887	—	634,632	635,519	—	—	—	—	635,519
Real estate – 1-4 family mortgage	10,378	2,151	2,071,401	2,083,930	238	2,676	1,046	3,960	2,087,890
Real estate – commercial mortgage	1,880	13	2,621,902	2,623,795	—	2,974	1,596	4,570	2,628,365
Installment loans to individuals	368	165	99,731	100,264	3	157	—	160	100,424
Unearned income	—	—	(3,127)	(3,127)	—	—	—	—	(3,127)
Total	$17,517	$2,685	$6,359,292	$6,379,494	$241	$7,163	$2,814	$10,218	$6,389,712

Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were two restructured loans totaling $164 that were contractually 90 days past due or more and still accruing at December 31, 2019. There was one restructured loan totaling $41 that was contractually 90 days past due or more and still accruing at December 31, 2018. The outstanding balance of restructured loans on nonaccrual status was $3,058 and $3,128 at December 31, 2019 and 2018, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

Impaired Loans
Impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the dates and for the periods presented:

	As of December 31, 2019			Year Ended December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$5,722	$6,623	$1,222	$6,787	$30
Lease financing	226	226	3	231	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	13,689	14,018	143	14,364	200
Real estate – commercial mortgage	7,361	8,307	390	7,034	120
Installment loans to individuals	84	91	1	97	2
Total	$27,082	$29,265	$1,759	$28,513	$352
With no related allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—
Lease financing	—	—	—	—	—
Real estate – construction	9,145	9,145	—	8,516	438
Real estate – 1-4 family mortgage	—	—	—	—	—
Real estate – commercial mortgage	1,080	2,760	—	1,159	33
Installment loans to individuals	—	—	—	—	—
Total	$10,225	$11,905	$—	$9,675	$471
Totals	$37,307	$41,170	$1,759	$38,188	$823

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

	As of December 31, 2018			Year Ended December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$1,834	$2,280	$163	$2,079	$35
Lease financing	—	—	—	—	—
Real estate – construction	7,302	7,302	63	7,180	162
Real estate – 1-4 family mortgage	9,077	9,767	61	9,212	191
Real estate – commercial mortgage	4,609	5,765	689	4,889	72
Installment loans to individuals	223	232	1	239	2
Total	$23,045	$25,346	$977	$23,599	$462
With no related allowance recorded:
Commercial, financial, agricultural	$—	$—	$—	$—	$—
Lease financing	—	—	—	—	—
Real estate – construction	2,165	2,165	—	2,165	55
Real estate – 1-4 family mortgage	—	—	—	—	—
Real estate – commercial mortgage	1,238	2,860	—	1,316	32
Installment loans to individuals	—	—	—	—	—
Total	$3,403	$5,025	$—	$3,481	$87
Totals	$26,448	$30,371	$977	$27,080	$549

The average recorded investment in impaired loans for the year ended December 31, 2017 was $21,998. Interest income recognized on impaired loans for the year ended December 31, 2017 was $573.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

Restructured Loans
At December 31, 2019, 2018 and 2017, there were $4,679, $5,325 and $5,588, respectively, of restructured loans. The following table illustrates the impact of modifications classified as restructured loans held on the Consolidated Balance Sheets and still performing in accordance with their restructured terms at period end, segregated by class, as of the periods presented.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2019
Commercial, financial, agricultural	2	$187	$185
Real estate – 1-4 family mortgage	5	460	459
Total	7	$647	$644
December 31, 2018
Real estate – 1-4 family mortgage	9	$1,764	$1,763
Real estate – commercial mortgage	2	94	89
Total	11	$1,858	$1,852
December 31, 2017
Commercial, financial, agricultural	2	$331	$330
Real estate – 1-4 family mortgage	8	598	586
Real estate – commercial mortgage	3	683	313
Installment loans to individuals	1	4	3
Total	14	$1,616	$1,232

At December 31, 2018 and December 31, 2017 the Company had $139 and $184, respectively, in troubled debt restructurings that subsequently defaulted within twelve months of the restructuring. There were no such occurrences for the year ended December 31, 2019.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

Changes in the Company’s restructured loans are set forth in the table below.

	Number of Loans	Recorded Investment
Totals at January 1, 2018	54	$5,588
Additional advances or loans with concessions	11	1,861
Reclassified as performing	3	295
Reductions due to:
Reclassified as nonperforming	(8)	(639)
Paid in full	(9)	(1,556)
Principal paydowns	—	(224)
Totals at December 31, 2018	51	$5,325
Additional advances or loans with concessions	7	661
Reclassified as performing	5	252
Reductions due to:
Reclassified as nonperforming	(9)	(808)
Paid in full	(8)	(581)
Principal paydowns	—	(170)
Totals at December 31, 2019	46	$4,679

The allocated allowance for loan losses attributable to restructured loans was $125 and $34 at December 31, 2019 and 2018, respectively. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2019 and $42 in remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2018.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

Credit Quality
For commercial and commercial real estate secured loans, internal risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of commercial and commercial real estate secured loans. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loans within the “Pass” grade (historically, those with a risk rating between 1 and 4) generally have a lower risk of loss and therefore a lower risk factor applied to the loan balances. The “Pass” grade is reserved for loans with a risk rating between 1 and 4A, and the “Watch” grade (those with a risk rating of 4B and 4E) is utilized on a temporary basis for “Pass” grade loans where a significant adverse risk-modifying action is anticipated in the near term. Loans that migrate toward the “Substandard” grade (those with a risk rating between 5 and 9) generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances. The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

	Pass	Watch	Substandard	Total
December 31, 2019
Commercial, financial, agricultural	$779,798	$11,949	$11,715	$803,462
Real estate – construction	698,950	501	9,209	708,660
Real estate – 1-4 family mortgage	339,079	3,856	3,572	346,507
Real estate – commercial mortgage	2,737,629	31,867	26,711	2,796,207
Installment loans to individuals	6	—	—	6
Total	$4,555,462	$48,173	$51,207	$4,654,842
December 31, 2018
Commercial, financial, agricultural	$615,803	$18,326	$6,973	$641,102
Real estate – construction	558,494	2,317	8,157	568,968
Real estate – 1-4 family mortgage	321,564	4,660	4,260	330,484
Real estate – commercial mortgage	2,210,100	54,579	24,144	2,288,823
Installment loans to individuals	—	—	—	—
Total	$3,705,961	$79,882	$43,534	$3,829,377

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 - Non Purchased Loans (continued)

For portfolio balances of consumer, consumer mortgage and certain other similar loan types, allowance factors are determined based on historical loss ratios by portfolio for the preceding eight quarters and may be adjusted by other qualitative criteria. The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing	Non-Performing	Total
December 31, 2019
Commercial, financial, agricultural	$247,575	$1,316	$248,891
Lease financing	81,649	226	81,875
Real estate – construction	66,241	—	66,241
Real estate – 1-4 family mortgage	1,992,331	11,288	2,003,619
Real estate – commercial mortgage	330,714	1,955	332,669
Installment loans to individuals	199,549	288	199,837
Total	$2,918,059	$15,073	$2,933,132
December 31, 2018
Commercial, financial, agricultural	$233,046	$1,501	$234,547
Lease financing	61,776	89	61,865
Real estate – construction	66,551	—	66,551
Real estate – 1-4 family mortgage	1,751,994	5,412	1,757,406
Real estate – commercial mortgage	338,367	1,175	339,542
Installment loans to individuals	100,099	325	100,424
Total	$2,551,833	$8,502	$2,560,335

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

Loans at December 31, 2018	$22,225
New loans and advances	5,378
Payments received	(1,723)
Changes in related parties	36
Loans at December 31, 2019	$25,916

No related party loans were classified as past due, nonaccrual, impaired or restructured at December 31, 2019 or 2018. Unfunded commitments to certain executive officers and directors and their associates totaled $7,266 and $6,982 at December 31, 2019 and 2018, respectively.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 – Purchased Loans
(In Thousands, Except Number of Loans)
For purposes of this Note 5, all references to “loans” mean purchased loans.
The following is a summary of purchased loans at December 31:

	2019	2018
Commercial, financial, agricultural	$315,619	$420,263
Lease financing	—	—
Real estate – construction	51,582	105,149
Real estate – 1-4 family mortgage	516,487	707,453
Real estate – commercial mortgage	1,115,389	1,423,144
Installment loans to individuals	102,587	37,408
Gross loans	2,101,664	2,693,417
Unearned income	—	—
Loans, net of unearned income	$2,101,664	$2,693,417

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Past Due and Nonaccrual Loans
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2019
Commercial, financial, agricultural	$1,889	$998	$311,218	$314,105	$—	$1,246	$268	$1,514	$315,619
Lease financing	—	—	—	—	—	—	—	—	—
Real estate – construction	319	—	51,263	51,582	—	—	—	—	51,582
Real estate – 1-4 family mortgage	5,516	2,244	503,826	511,586	605	2,762	1,534	4,901	516,487
Real estate – commercial mortgage	3,454	922	1,110,570	1,114,946	—	123	320	443	1,115,389
Installment loans to individuals	3,709	153	98,545	102,407	1	51	128	180	102,587
Unearned income	—	—	—	—	—	—	—	—	—
Total	$14,887	$4,317	$2,075,422	$2,094,626	$606	$4,182	$2,250	$7,038	$2,101,664
December 31, 2018
Commercial, financial, agricultural	$1,811	$97	$417,786	$419,694	$—	$477	$92	$569	$420,263
Lease financing	—	—	—	—	—	—	—	—	—
Real estate – construction	1,235	68	103,846	105,149	—	—	—	—	105,149
Real estate – 1-4 family mortgage	8,981	4,455	690,697	704,133	202	1,881	1,237	3,320	707,453
Real estate – commercial mortgage	5,711	2,410	1,413,346	1,421,467	—	1,401	276	1,677	1,423,144
Installment loans to individuals	1,342	202	35,594	37,138	2	24	244	270	37,408
Unearned income	—	—	—	—	—	—	—	—	—
Total	$19,080	$7,232	$2,661,269	$2,687,581	$204	$3,783	$1,849	$5,836	$2,693,417

Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were two restructured loans totaling $106 that were contractually 90 days past due or more and still accruing at December 31, 2019. There were eight restructured loans totaling $413 that were contractually 90 days past due or more and still accruing at December 31, 2018. The outstanding balance of restructured loans on nonaccrual status was $1,667 and $1,868 at December 31, 2019 and 2018, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Impaired Loans
Non credit deteriorated loans that were subsequently impaired and recognized in conformity with ASC 310, segregated by class, were as follows as of the dates and for the periods presented:

	As of December 31, 2019			Year Ended December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$1,837	$2,074	$212	$1,700	$8
Lease financing	—	—	—	—	—
Real estate – construction	2,499	2,490	16	2,386	3
Real estate – 1-4 family mortgage	2,801	2,914	17	2,900	41
Real estate – commercial mortgage	981	1,017	6	1,031	40
Installment loans to individuals	110	110	2	96	—
Total	$8,228	$8,605	$253	$8,113	$92
With no related allowance recorded:
Commercial, financial, agricultural	$901	$905	$—	$912	$—
Lease financing	—	—	—	—	—
Real estate – construction	772	779	—	770	—
Real estate – 1-4 family mortgage	3,772	4,550	—	4,134	73
Real estate – commercial mortgage	128	131	—	137	7
Installment loans to individuals	71	92	—	85	—
Total	$5,644	$6,457	$—	$6,038	$80
Totals	$13,872	$15,062	$253	$14,151	$172

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

	As of December 31, 2018			Year Ended December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$600	$658	$173	$614	$10
Lease financing	—	—	—	—	—
Real estate – construction	576	576	5	576	6
Real estate – 1-4 family mortgage	1,381	1,404	18	1,362	18
Real estate – commercial mortgage	2,066	2,116	338	2,011	40
Installment loans to individuals	246	247	3	247	1
Total	$4,869	$5,001	$537	$4,810	$75
With no related allowance recorded:
Commercial, financial, agricultural	$11	$13	$—	$13	$1
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	3,780	4,383	—	4,407	111
Real estate – commercial mortgage	146	150	—	159	7
Installment loans to individuals	24	33	—	7	—
Total	$3,961	$4,579	$—	$4,586	$119
Totals	$8,830	$9,580	$537	$9,396	$194

The average recorded investment in non credit deteriorated loans that were subsequently impaired for the year ended December 31, 2017 was $7,687. Interest income recognized on non credit deteriorated loans that were subsequently impaired for the year ended December 31, 2017 was $299.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Credit deteriorated loans recognized in conformity with ASC 310-30, segregated by class, were as follows as of the dates and for the periods presented:

	As of December 31, 2019			Year Ended December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$3,695	$7,370	$292	$6,919	$187
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	10,061	10,372	291	10,369	529
Real estate – commercial mortgage	52,501	55,017	1,386	54,885	2,904
Installment loans to individuals	640	640	2	652	29
Total	$66,897	$73,399	$1,971	$72,825	$3,649
With no related allowance recorded:
Commercial, financial, agricultural	$25,843	$41,792	$—	$37,535	$1,208
Lease financing	—	—	—	—	—
Real estate – construction	863	882	—	618	21
Real estate – 1-4 family mortgage	25,482	32,597	—	26,687	1,665
Real estate – commercial mortgage	50,632	64,912	—	53,586	3,500
Installment loans to individuals	2,547	4,771	—	3,232	335
Total	$105,367	$144,954	$—	$121,658	$6,729
Totals	$172,264	$218,353	$1,971	$194,483	$10,378

	As of December 31, 2018			Year Ended December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial, financial, agricultural	$3,779	$4,071	$161	$4,276	$204
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	12,169	12,601	488	12,894	647
Real estate – commercial mortgage	62,003	65,273	1,901	65,756	3,201
Installment loans to individuals	660	660	2	675	29
Total	$78,611	$82,605	$2,552	$83,601	$4,081
With no related allowance recorded:
Commercial, financial, agricultural	$25,364	$40,332	$—	$12,102	$669
Lease financing	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Real estate – 1-4 family mortgage	36,074	41,222	—	36,801	1,647
Real estate – commercial mortgage	78,435	100,427	—	78,368	3,578
Installment loans to individuals	3,770	7,630	—	2,095	109
Total	$143,643	$189,611	$—	$129,366	$6,003
Totals	$222,254	$272,216	$2,552	$212,967	$10,084

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

The average recorded investment in credit-deteriorated loans for the year ended December 31, 2017 was $253,172. Interest income recognized on credit-deteriorated loans for the year ended December 31, 2017 was $12,869.
Restructured Loans
At December 31, 2019, 2018 and 2017, there were $7,275, $7,495 and $8,965, respectively, of restructured loans. The following table illustrates the impact of modifications classified as restructured loans held on the Consolidated Balance Sheets and still performing in accordance with their restructured terms at period end, segregated by class, as of the periods presented.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2019
Commercial, financial, agricultural	2	$2,778	$2,778
Real estate – 1-4 family mortgage	2	73	73
Real estate – commercial mortgage	1	80	76
Total	5	$2,931	$2,927
December 31, 2018
Commercial, financial, agricultural	1	$48	$44
Real estate – 1-4 family mortgage	2	142	127
Real estate – commercial mortgage	2	522	381
Total	5	$712	$552
December 31, 2017
Real estate – 1-4 family mortgage	23	3,744	3,127
Real estate – commercial mortgage	5	3,115	2,231
Total	28	$6,859	$5,358

During the years ended December 31, 2019, 2018 and 2017, the Company had $101, $5 and $212, respectively, in troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

Changes in the Company’s restructured loans are set forth in the table below.

	Number of Loans	Recorded Investment
Totals at January 1, 2018	72	$8,965
Additional advances or loans with concessions	5	712
Reclassified from nonperforming	4	435
Reductions due to:
Reclassified as nonperforming	(13)	(1,229)
Paid in full	(14)	(744)
Principal paydowns	—	(644)
Totals at December 31, 2018	54	$7,495
Additional advances or loans with concessions	5	3,168
Reclassified from nonperforming	14	1,931
Reductions due to:
Reclassified as nonperforming	(11)	(1,964)
Paid in full	(7)	(370)
Charge-offs	(1)	(101)
Principal paydowns	—	(508)
Measurement period adjustment on recently acquired loans	—	(2,376)
Totals at December 31, 2019	54	$7,275

The allocated allowance for loan losses attributable to restructured loans was $17 and $58 at December 31, 2019 and 2018, respectively. The Company had $6 remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2019 and $3 in remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2018.
Credit Quality
The following table presents the Company’s loan portfolio by risk-rating grades as of the dates presented:

	Pass	Watch	Substandard	Total
December 31, 2019
Commercial, financial, agricultural	$259,760	$7,166	$5,220	$272,146
Real estate – construction	48,994	—	—	48,994
Real estate – 1-4 family mortgage	78,105	791	3,935	82,831
Real estate – commercial mortgage	909,513	56,334	15,835	981,682
Installment loans to individuals	—	—	—	—
Total	$1,296,372	$64,291	$24,990	$1,385,653
December 31, 2018
Commercial, financial, agricultural	$333,147	$33,857	$2,744	$369,748
Real estate – construction	101,122	—	842	101,964
Real estate – 1-4 family mortgage	113,874	7,347	7,585	128,806
Real estate – commercial mortgage	1,198,540	43,046	9,984	1,251,570
Installment loans to individuals	—	—	2	2
Total	$1,746,683	$84,250	$21,157	$1,852,090

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing	Non-Performing	Total
December 31, 2019
Commercial, financial, agricultural	$13,935	$—	$13,935
Lease financing	—	—	—
Real estate – construction	1,725	—	1,725
Real estate – 1-4 family mortgage	394,476	3,638	398,114
Real estate – commercial mortgage	30,472	101	30,573
Installment loans to individuals	99,139	261	99,400
Total	$539,747	$4,000	$543,747
December 31, 2018
Commercial, financial, agricultural	$21,303	$69	$21,372
Lease financing	—	—	—
Real estate – construction	3,185	—	3,185
Real estate – 1-4 family mortgage	526,699	3,705	530,404
Real estate – commercial mortgage	30,951	185	31,136
Installment loans to individuals	32,676	300	32,976
Total	$614,814	$4,259	$619,073

Loans Purchased with Deteriorated Credit Quality
Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the dates presented:

Total Purchased Credit Deteriorated Loans
December 31, 2019
Commercial, financial, agricultural	$29,538
Lease financing	—
Real estate – construction	863
Real estate – 1-4 family mortgage	35,543
Real estate – commercial mortgage	103,133
Installment loans to individuals	3,187
Total	$172,264
December 31, 2018
Commercial, financial, agricultural	$29,143
Lease financing	—
Real estate – construction	—
Real estate – 1-4 family mortgage	48,243
Real estate – commercial mortgage	140,438
Installment loans to individuals	4,430
Total	$222,254

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Purchased Loans (continued)

The following table presents the fair value of loans recognized in accordance with ASC 310-30 at the time of acquisition:

Total Purchased Credit Deteriorated Loans
December 31, 2019
Contractually-required principal and interest	$247,383
Nonaccretable difference(1)	(51,087)
Cash flows expected to be collected	196,296
Accretable yield(2)	(24,032)
Fair value	$172,264
December 31, 2018
Contractually-required principal and interest	$319,214
Nonaccretable difference(1)	(62,695)
Cash flows expected to be collected	256,519
Accretable yield(2)	(34,265)
Fair value	$222,254

(1)	Represents contractual principal cash flows of $44,115 and $52,061, respectively, and interest cash flows of $6,972 and $10,634, respectively, not expected to be collected.

(2)	Represents contractual principal cash flows of $1,615 and $1,667, respectively, and interest cash flows of $22,417 and $32,598, respectively, expected to be collected.
Changes in the accretable yield of loans purchased with deteriorated credit quality, recognized in accordance with ASC 310-30, were as follows:

Total Purchased Credit Deteriorated Loans
Balance at January 1, 2018	$(32,207)
Additions through acquisition	(10,143)
Reclasses from nonaccretable difference	(7,883)
Accretion	15,340
Charge-off	628
Balance at December 31, 2018	$(34,265)
Measurement period adjustment on recently acquired loans	(3,712)
Reclasses from nonaccretable difference	(8,472)
Accretion	20,873
Charge-off	1,544
Balance at December 31, 2019	$(24,032)

The following table presents the fair value of loans purchased from Brand as of the September 1, 2018 acquisition date.

At acquisition date:	September 1, 2018
Contractually-required principal and interest	$1,625,079
Nonaccretable difference	(164,554)
Cash flows expected to be collected	1,460,525
Accretable yield	(138,318)
Fair value	$1,322,207

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 – Allowance for Loan Losses
(In Thousands, Except Number of Loans)
The following is a summary of non purchased and purchased loans and leases at December 31:

	2019	2018
Commercial, financial, agricultural	$1,367,972	$1,295,912
Lease financing	85,700	64,992
Real estate – construction	826,483	740,668
Real estate – 1-4 family mortgage	2,866,613	2,795,343
Real estate – commercial mortgage	4,244,265	4,051,509
Installment loans to individuals	302,430	137,832
Gross loans	9,693,463	9,086,256
Unearned income	(3,825)	(3,127)
Loans, net of unearned income	9,689,638	9,083,129
Allowance for loan losses	(52,162)	(49,026)
Net loans	$9,637,476	$9,034,103

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 6 – Allowance for Loan Losses (continued)

Allowance for Loan Losses
The following table provides a roll-forward of the allowance for loan losses and a breakdown of the ending balance of the allowance based on the Company’s impairment methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
Year Ended December 31, 2019
Allowance for loan losses:
Beginning balance	$8,269	$4,755	$10,139	$24,492	$1,371	$49,026
Charge-offs	(2,681)	—	(1,602)	(1,490)	(7,705)	(13,478)
Recoveries	1,428	21	712	689	6,714	9,564
Net charge-offs	(1,253)	21	(890)	(801)	(991)	(3,914)
Provision for loan losses	3,642	253	565	1,299	1,291	7,050
Ending balance	$10,658	$5,029	$9,814	$24,990	$1,671	$52,162
Period-End Amount Allocated to:
Individually evaluated for impairment	$1,434	$16	$160	$396	$6	$2,012
Collectively evaluated for impairment	8,932	5,013	9,363	23,208	1,663	48,179
Purchased with deteriorated credit quality	292	—	291	1,386	2	1,971
Ending balance	$10,658	$5,029	$9,814	$24,990	$1,671	$52,162
Year Ended December 31, 2018
Allowance for loan losses:
Beginning balance	$5,542	$3,428	$12,009	$23,384	$1,848	$46,211
Charge-offs	(2,415)	(51)	(2,023)	(1,197)	(742)	(6,428)
Recoveries	618	13	573	1,108	121	2,433
Net charge-offs	(1,797)	(38)	(1,450)	(89)	(621)	(3,995)
Provision for loan losses	4,524	1,365	(420)	1,197	144	6,810
Ending balance	$8,269	$4,755	$10,139	$24,492	$1,371	$49,026
Period-End Amount Allocated to:
Individually evaluated for impairment	$336	$68	$79	$1,027	$4	$1,514
Collectively evaluated for impairment	7,772	4,687	9,572	21,564	1,365	44,960
Purchased with deteriorated credit quality	161	—	488	1,901	2	2,552
Ending balance	$8,269	$4,755	$10,139	$24,492	$1,371	$49,026
Year Ended December 31, 2017
Allowance for loan losses:
Beginning balance	$5,486	$2,380	$14,294	$19,059	$1,518	$42,737
Charge-offs	(2,874)	—	(1,713)	(1,791)	(630)	(7,008)
Recoveries	422	105	733	1,565	107	2,932
Net charge-offs	(2,452)	105	(980)	(226)	(523)	(4,076)
Provision for loan losses	2,508	943	(1,305)	4,551	853	7,550
Ending balance	$5,542	$3,428	$12,009	$23,384	$1,848	$46,211
Period-End Amount Allocated to:
Individually evaluated for impairment	$190	$4	$606	$1,867	$7	$2,674
Collectively evaluated for impairment	5,040	3,424	10,831	20,625	1,840	41,760
Purchased with deteriorated credit quality	312	—	572	892	1	1,777
Ending balance	$5,542	$3,428	$12,009	$23,384	$1,848	$46,211

(1)	Includes lease financing receivables.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 6 – Allowance for Loan Losses (continued)

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s impairment methodology as of the dates presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
December 31, 2019
Individually evaluated for impairment	$8,460	$12,416	$20,262	$9,550	$491	$51,179
Collectively evaluated for impairment	1,329,974	813,204	2,810,808	4,131,582	380,627	9,466,195
Acquired with deteriorated credit quality	29,538	863	35,543	103,133	3,187	172,264
Ending balance	$1,367,972	$826,483	$2,866,613	$4,244,265	$384,305	$9,689,638
December 31, 2018
Individually evaluated for impairment	$2,445	$10,043	$14,238	$8,059	$493	$35,278
Collectively evaluated for impairment	1,264,324	730,625	2,732,862	3,903,012	194,774	8,825,597
Acquired with deteriorated credit quality	29,143	—	48,243	140,438	4,430	222,254
Ending balance	$1,295,912	$740,668	$2,795,343	$4,051,509	$199,697	$9,083,129

(1)	Includes lease financing receivables.
Note 7 – Premises and Equipment
(In Thousands)
Bank premises and equipment at December 31 are summarized as follows:

	2019	2018
Premises	$233,345	$218,730
Leasehold improvements	13,582	10,241
Furniture and equipment	61,380	52,043
Computer equipment	25,062	20,972
Autos	147	166
Lease right-of-use assets	84,754	—
Total	418,270	302,152
Accumulated depreciation	(108,573)	(92,984)
Net	$309,697	$209,168

Depreciation expense was $16,379, $14,358 and $13,136 for the years ended December 31, 2019, 2018 and 2017, respectively.
See Note 26, “Leases,” for further details regarding the Company’s right-of-use assets.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

	Purchased OREO	Non Purchased OREO	Total OREO
December 31, 2019
Residential real estate	$890	$415	$1,305
Commercial real estate	2,106	1,548	3,654
Residential land development	530	369	899
Commercial land development	1,722	430	2,152
Total	$5,248	$2,762	$8,010
December 31, 2018
Residential real estate	$423	$1,910	$2,333
Commercial real estate	2,686	1,611	4,297
Residential land development	678	421	1,099
Commercial land development	2,400	911	3,311
Total	$6,187	$4,853	$11,040

Changes in the Company’s purchased and non purchased OREO were as follows for the periods presented:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at December 31, 2017	$11,524	$4,410	$15,934
Transfers of loans	906	2,920	3,826
Impairments	(1,021)	(524)	(1,545)
Dispositions	(5,220)	(1,907)	(7,127)
Other	(2)	(46)	(48)
Balance at December 31, 2018	$6,187	$4,853	$11,040
Transfers of loans	2,287	2,477	4,764
Impairments	(890)	(375)	(1,265)
Dispositions	(2,305)	(4,193)	(6,498)
Other	(31)	—	(31)
Balance at December 31, 2019	$5,248	$2,762	$8,010

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows, as of the dates presented:

	December 31,
	2019	2018	2017
Repairs and maintenance	$326	$425	$728
Property taxes and insurance	343	385	423
Impairments	1,265	1,545	1,893
Net losses (gains) on OREO sales	94	(423)	(405)
Rental income	(15)	(40)	(169)
Total	$2,013	$1,892	$2,470

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 – Goodwill and Other Intangible Assets
(In Thousands)
Changes in the carrying amount of goodwill during the years ended December 31, 2019 and 2018 were as follows:

	Community Banks	Insurance	Total
Balance at December 31, 2017	$608,279	$2,767	$611,046
Addition to goodwill from Brand acquisition	321,882	—	321,882
Balance at December 31, 2018	$930,161	$2,767	$932,928
Measurement period adjustments to goodwill from Brand acquisition	6,755	—	6,755
Balance at December 31, 2019	$936,916	$2,767	$939,683

The 2018 addition to goodwill from the Brand acquisition represents the excess of the purchase price over the initial fair value of the assets acquired and liabilities assumed in the transaction. The addition to goodwill in 2019 resulted from measurement period adjustments from the Brand acquisition and is primarily related to adjustments on the fair value of loans, debt and other assets. The purchase accounting related to the Brand acquisition is now final.
The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2019
Core deposit intangible	$82,492	$(46,599)	$35,893
Customer relationship intangible	2,470	(1,103)	1,367
Total finite-lived intangible assets	$84,962	$(47,702)	$37,260
December 31, 2018
Core deposit intangible	$82,492	$(38,634)	$43,858
Customer relationship intangible	1,970	(963)	1,007
Total finite-lived intangible assets	$84,462	$(39,597)	$44,865

Core deposit intangible amortization expense for the years ended December 31, 2019, 2018 and 2017 was $7,965, $7,048 and $6,399, respectively. Customer relationship intangible amortization expense for the year ended December 31, 2019 was $140, whereas the expense for the same time period in each of 2018 and 2017 was $131. The estimated amortization expense of finite-lived intangible assets for the five succeeding fiscal years is summarized as follows:

	Core Deposit Intangible	Customer Relationship Intangible	Total
2020	$6,940	$181	$7,121
2021	5,860	181	6,041
2022	4,940	181	5,121
2023	4,042	181	4,223
2024	3,498	181	3,679

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Mortgage Servicing Rights
(In Thousands)
Changes in the Company’s mortgage servicing rights (“MSRs”) were as follows, for the periods presented:

Carrying Value at January 1, 2018	$39,339
Capitalization	13,905
Amortization	(5,014)
Carrying Value at December 31, 2018	$48,230
Capitalization	13,823
Amortization	(7,009)
Valuation adjustment	(1,836)
Carrying Value at December 31, 2019	$53,208

During 2019, the Company recognized a negative valuation adjustment on MSRs in earnings in the amount of $1,836, which was included in “Mortgage banking income” in the Consolidated Statements of Income. There were no such adjustments recognized during 2018 or 2017. The movement of mortgage interest rates has an inverse relationship with prepayment speeds and discount rates. The decline in interest rates during 2019, which resulted in higher than estimated prepayment speeds, was the largest contributor to the negative valuation adjustment. A continued decline in mortgage interest rates may cause additional negative adjustments to the valuation of the Company’s MSRs.
Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31 are as follows:

	2019	2018	2017
Unpaid principal balance	$4,871,155	$4,635,712	$4,012,519
Weighted-average prepayment speed (CPR)	11.48%	7.95%	8.04%
Estimated impact of a 10% increase	$(2,469)	$(1,264)	$(1,592)
Estimated impact of a 20% increase	(4,774)	(2,569)	(3,095)

Discount rate	9.69%	9.45%	9.69%
Estimated impact of a 100bp increase	$(2,027)	$(2,657)	$(2,027)
Estimated impact of a 200bp increase	(3,908)	(5,103)	(3,896)

Weighted-average coupon interest rate	4.04%	4.04%	3.89%
Weighted-average servicing fee (basis points)	29.20	27.47	26.36
Weighted-average remaining maturity (in years)	6.35	8.03	7.98

The Company recorded servicing fees of $9,491, $8,876 and $5,735, respectively, for the twelve months ended December 31, 2019, 2018 and 2017, respectively. These fees are included under the line item “Mortgage banking income” in the Consolidated Statements of Income.
Note 11 – Deposits
(In Thousands)
The following is a summary of deposits as of December 31:

	2019	2018
Noninterest-bearing deposits	$2,551,770	$2,318,706
Interest-bearing demand deposits	4,832,945	4,822,382
Savings deposits	667,821	624,685
Time deposits	2,160,632	2,362,784
Total deposits	$10,213,168	$10,128,557

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 11 – Deposits (continued)

The approximate scheduled maturities of time deposits at December 31, 2019 are as follows:

2020	$1,403,585
2021	460,652
2022	253,961
2023	21,481
2024	17,634
Thereafter	3,319
Total	$2,160,632

The aggregate amount of time deposits in denominations of $250 or more at December 31, 2019 and 2018 was $585,717 and $549,351, respectively. Certain executive officers and directors and their respective affiliates had amounts on deposit with Renasant Bank of approximately $33,929 and $44,327 at December 31, 2019 and 2018, respectively.
Note 12 – Short-Term Borrowings
(In Thousands)
Short-term borrowings as of December 31 are summarized as follows:

	2019	2018
Securities sold under agreements to repurchase	$9,091	$7,706
Federal Home Loan Bank short-term advances	480,000	380,000
Total short-term borrowings	$489,091	$387,706

Securities sold under agreements to repurchase (“repurchase agreements”) represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. The securities used as collateral consist primarily of U.S. Government agency mortgage backed securities, U.S. Government agency collateralized mortgage obligations, obligations of U.S. Government agencies, and obligations of states and political subdivisions. All securities are maintained by the Company’s safekeeping agents. These securities are reviewed by the Company on a daily basis, and the Company may be required to provide additional collateral due to changes in the fair market value of these securities. The terms of the Company’s repurchase agreements are continuous but may be canceled at any time by the Company or the customer.
Federal Home Loan Bank short-term advances are borrowings with original maturities of less than one year.
The average balances and cost of funds of short-term borrowings for the years ending December 31 are summarized as follows:

	Average Balances			Cost of Funds
	2019	2018	2017	2019	2018	2017
Federal Home Loan Bank short-term advances	$114,965	$147,749	$208,332	2.59%	2.21%	1.27%
Securities sold under agreements to repurchase	8,479	7,986	9,215	0.15	0.17	0.17
Total short-term borrowings	$123,444	$155,735	$217,547	2.43%	2.10%	1.22%

The Company maintains lines of credit with correspondent banks totaling $150,000 at December 31, 2019. Interest is charged at the market federal funds rate on all advances. There were no amounts outstanding under these lines of credit at December 31, 2019 or 2018.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 – Long-Term Debt
(In Thousands)
Long-term debt as of December 31, 2019 and 2018 is summarized as follows:

	2019	2018
Federal Home Loan Bank advances	$152,337	$6,690
Other long-term debt	—	53
Junior subordinated debentures	110,215	109,636
Subordinated notes	113,955	147,239
Total long-term debt	$376,507	$263,618

Federal Home Loan Bank advances
Long-term advances from the FHLB outstanding at December 31, 2019 had maturities ranging from 2020 to 2030 with a combination of fixed and floating rates ranging from 1.09% to 4.34%. Weighted-average interest rates on outstanding advances at December 31, 2019 and 2018 were 1.53% and 3.28%, respectively. These advances are collateralized by a blanket lien on the Company’s loans. The Company had availability on unused lines of credit with the FHLB of $3,159,942 at December 31, 2019.
In connection with the prepayment of $2,094 in long-term advances from the FHLB during 2019, the Company incurred penalty charges of $54, which is included under the line item “Extinguishment of debt” in the Consolidated Statements of Income. The Company did not prepay any outstanding long-term advances from the FHLB during 2018 or 2017.

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
The following table provides details on the debentures as of December 31, 2019:

	Principal Amount	Interest Rate	Year of Maturity	Amount Included in Tier 1 Capital
PHC Statutory Trust I	$20,619	4.75%	2033	$20,000
PHC Statutory Trust II	31,959	3.76	2035	31,000
Capital Bancorp Capital Trust I	12,372	3.46	2035	12,000
First M&F Statutory Trust I	30,928	3.22	2036	21,098
Brand Group Holdings Statutory Trust I	10,310	3.99	2035	9,108
Brand Group Holdings Statutory Trust II	5,155	4.89	2037	5,058
Brand Group Holdings Statutory Trust III	5,155	4.89	2038	5,058
Brand Group Holdings Statutory Trust IV	3,093	5.64	2038	3,302

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
In connection with the acquisition of First M&F Corporation (“First M&F”) in 2013, the Company assumed the debentures issued to First M&F Statutory Trust I. The discount associated with the Company’s assumption of the debentures issued to First M&F Statutory Trust I had a carrying value of $8,902 at December 31, 2019 and $9,450 at December 31, 2018. The discount is being amortized through March 2036. The interest rate for First M&F Statutory Trust I reprices quarterly equal to the three-month LIBOR plus a spread of 133 basis points. In April 2018, the Company entered into an interest rate swap agreement effective June 15, 2018, which calls for the Company to pay a fixed rate of 4.180% and receive a variable rate of three-month LIBOR plus a spread of 133 basis points on a quarterly basis and will mature in June 2028. The debentures owned by First M&F Statutory Trust I are currently redeemable at par.
In connection with the acquisition of Brand in 2018, the Company assumed the debentures issued to Brand Group Holdings Statutory Trust I, Brand Group Holdings Statutory Trust II, Brand Group Holdings Statutory Trust III and Brand Group Holdings Statutory Trust IV. The interest rate for the each trust acquired from Brand reprices quarterly equal to the three-month LIBOR at the determination date plus 205 basis points for Brand Group Holdings Statutory Trust I, plus 300 basis points for Brand Group Holdings Statutory Trust II and III, and plus 375 basis points for Brand Group Holdings Statutory Trust IV. The debentures owned by the respective trusts listed above are all currently redeemable at par. The net discount associated with the Company’s assumption of the debentures issued to the respective Brand trusts had a carrying value of $474 at December 31, 2019 and is being amortized through September 2038.
The Company has classified $106,624 of the debentures described in the above paragraphs as Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition we exceed $15,000,000 in assets, or if we make any acquisition after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.
For more information about the Company’s derivative financial instruments, see Note 15, “Derivative Instruments.”
Subordinated notes
On August 22, 2016, the Company issued and sold in an underwritten public offering $60,000 aggregate principal amount of its 5.00% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2026 Notes”) and $40,000 aggregate principal amount of its 5.50% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2031 Notes”), at a public offering price equal to 100% of the aggregate principal amounts of the Notes. As part of the Metropolitan BancGroup, Inc. (“Metropolitan”; the 2026 Notes, the 2031 Notes and the Metropolitan Notes are referred to collectively as the “Notes”) acquisition in 2017, the Company assumed $15,000 of 6.50% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Metropolitan Notes”). As part of the Brand acquisition in 2018, the Company assumed $30,000 of 8.50% Fixed Rate Subordinated Notes due 2024 (the “Brand Notes”).
During 2019, the Company redeemed the Brand Notes and incurred a debt prepayment penalty of $900, which was accounted for in the purchase accounting fair value adjustment.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Long-Term Debt (continued)

The Metropolitan Notes, 2026 Notes and 2031 Notes mature on July 1, 2026, September 1, 2026 and on September 1, 2031, respectively. Until but excluding July 1, 2021, the Company pays interest on the Metropolitan Notes semi-annually in arrears on each January 1 and July 1 at a fixed annual interest rate equal to 6.50%. From and including July 1, 2021 to but excluding the maturity date or the date of earlier redemption, the interest rate on the Metropolitan Notes will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus a spread of 554.5 basis points, payable quarterly in arrears on each January 1, April 1, July 1 and October 1. Until but excluding September 1, 2021 and 2026, respectively, the Company pays interest on the 2026 Notes and 2031 Notes semi-annually in arrears on each March 1 and September 1 at a fixed annual interest rate equal to 5.00% and 5.50%, respectively. From and including September 1, 2021 and 2026, respectively, to but excluding the maturity date or the date of earlier redemption, the interest rate on the 2026 Notes and 2031 Notes will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus a spread of 384 basis points and 407.1 basis points, respectively, payable quarterly in arrears on each March 1, June 1, September 1 and December 1. Notwithstanding the foregoing, for all of the Notes, in the event that three-month LIBOR is less than zero, three-month LIBOR shall be deemed to be zero. Beginning with the interest payment date of July 1, 2021, as to the Metropolitan Notes, September 1, 2021 as to the 2026 Notes, and September 1, 2026, as to the 2031 Notes, and on any interest payment date thereafter, the Company may redeem the applicable Notes in whole or in part at a redemption price equal to 100% of the principal amount of the respective Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption.
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
The aggregate stated maturities of long-term debt outstanding at December 31, 2019, are summarized as follows:

2020	$4
2021	140
2022	484
2023	—
2024	—
Thereafter	375,879
Total	$376,507

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 – Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
Pension and Post-retirement Medical Plans
The Company sponsors a noncontributory defined benefit pension plan, under which participation and benefit accruals ceased as of December 31, 1996. The Company’s funding policy is to contribute annually to the plan an amount not less than the minimum required contribution, as determined annually by consulting actuaries in accordance with funding standards imposed under the Internal Revenue Code of 1986, as amended. No contributions were made or required in 2019 or 2018. The Company does not anticipate that a contribution will be required in 2020. The plan’s accumulated benefit obligation and projected benefit obligation are substantially the same since benefit accruals have ceased. The accumulated benefit obligation was $28,020 and $24,945 at December 31, 2019 and 2018, respectively. There is no additional minimum pension liability required to be recognized.
The Company provides retiree medical benefits, consisting of the opportunity to purchase coverage at subsidized rates under the Company’s group medical plan. Employees eligible to participate must: (i) have been employed by the Company and enrolled in the Company’s group medical plan as of December 31, 2004; and (ii) retire from the Company between ages 55 and 65 with at least 15 years of service or 70 points (points determined as the sum of age and service). The Company periodically determines the portion of the premiums to be paid by each retiree and the portion to be paid by the Company. Coverage ceases when a retiree attains age 65 and is eligible for Medicare. The Company contributed $151 and $89 to the plan in 2019 and 2018, respectively; the Company expects to contribute approximately $155 in 2020.
The Company accounts for its obligations related to retiree benefits in accordance with ASC 715, “Compensation – Retirement Benefits.” The assumed rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) for 2020 is 4.8%. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation or the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2019 and for the year then ended.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

Information relating to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits - Renasant”) and to the post-retirement health and life plan (“Other Benefits”) as of December 31, 2019 and 2018 is as follows:

	Pension Benefits Renasant		Other Benefits
	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$24,945	$27,859	$881	$1,170
Service cost	—	—	7	8
Interest cost	1,176	1,043	31	31
Plan participants’ contributions	—	—	60	75
Actuarial loss (gain)	3,671	(2,016)	(60)	(239)
Benefits paid	(1,772)	(1,941)	(212)	(164)
Benefit obligation at end of year	$28,020	$24,945	$707	$881
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$25,206	$26,913
Actual return on plan assets	5,151	234
Contribution by employer	—	—
Benefits paid	(1,772)	(1,941)
Fair value of plan assets at end of year	$28,585	$25,206
Funded status at end of year	$565	$261	$(707)	$(881)
Weighted-average assumptions as of December 31
Discount rate used to determine the benefit obligation	3.59%	4.56%	2.91%	4.07%

The discount rate assumptions at December 31, 2019 were determined using a yield curve approach. A yield curve was developed for a selection of high quality fixed-income investments whose cash flows approximate the timing and amount of expected cash flows from the plans. The selected discount rate is the rate that produces the same present value of the plans’ projected benefit payments.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for the defined benefit pension and post-retirement health and life plans for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Pension Benefits Renasant			Other Benefits
	2019	2018	2017	2019	2018	2017
Service cost	$—	$—	$—	$7	$8	$9
Interest cost	1,176	1,043	1,168	31	31	42
Expected return on plan assets	(1,450)	(2,077)	(1,941)	—	—	—
Prior service cost recognized	—	—	—	—	—	—
Recognized actuarial loss	442	328	401	(23)	—	6
Settlement/curtailment/termination losses	—	—	—	—	—	—
Net periodic benefit cost	168	(706)	(372)	15	39	57
Net actuarial (gain) loss arising during the period	(31)	(173)	(1,051)	(60)	(240)	(328)
Net Settlement/curtailment/termination losses	—	—	—	—	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	(442)	(328)	(401)	23	—	(6)
Total recognized in other comprehensive income	(473)	(501)	(1,452)	(37)	(240)	(334)
Total recognized in net periodic benefit cost and other comprehensive income	$(305)	$(1,207)	$(1,824)	$(22)	$(201)	$(277)
Weighted-average assumptions as of December 31
Discount rate used to determine net periodic pension cost	4.56%	3.96%	4.35%	4.07%	3.37%	3.57%
Expected return on plan assets	6.00%	6.00%	8.00%	N/A	N/A	N/A

Future estimated benefit payments under the Renasant defined benefit pension plan and post-retirement health and life plan are as follows:

	Pension Benefits Renasant	Other Benefits
2020	$2,131	$155
2021	2,146	133
2022	2,145	103
2023	2,127	94
2024	2,105	86
2025 - 2029	9,763	195

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

Amounts recognized in accumulated other comprehensive income, before tax, for the year ended December 31, 2019 are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss (gain)	9,090	(192)
Total	$9,090	$(192)

The estimated costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss (gain)	318	(67)
Total	$318	$(67)

Prior to 2018, the investment objective of the Company’s defined benefit plan was to achieve above average income and moderate long-term growth, by combining an equity income strategy (allocation of 65% to 75% of assets) and an intermediate fixed income strategy (allocation of 25% to 35% of assets) and investing directly in debt and equity securities. In 2018, the Company’s investment committee modified the strategy by focusing on portfolio growth and including interest rate hedging, both of which were intended to preserve the funded status of the plan. Substantially, all of the plan’s assets were liquidated and the proceeds reinvested in a collective trust, which in turn invests in other collective or pooled trusts with individual investment mandates. The collective trust’s asset allocation is approximately 55% in growth assets, consisting of interests in trusts invested in equity securities, high yield fixed income securities, and direct real estate investments (approximately 5% of assets), and approximately 45% in assets intended to hedge against the volatility arising from interest rate risk, consisting of interests in trusts invested in long duration fixed income securities. The collective trust is actively managed allowing changes in the asset allocation to enhance returns and mitigate risk. Management’s trust investment committee periodically reviews the collective trust’s performance and asset allocation to ensure that the plan’s investment objectives are satisfied and that the investment strategy of the trust has not materially changed.
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
The fair values of the Company’s defined benefit pension plan assets by category at December 31, 2019 and 2018 are below. Investments in collective trusts, which are measured at net asset value per share (or “NAV”), consist of trusts that invest primarily in liquid equity and fixed income securities and have a small direct investment in real estate. There is generally no restriction on redemptions or withdrawals for benefit payments or in the event of plan termination; 60 days notice is required to redeem or withdraw assets for any other purpose.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Totals
December 31, 2019
Cash and cash equivalents	$39	$—	$—	$—	$39
Investments in collective trusts	—	—	—	28,546	28,546
	$39	$—	$—	$28,546	$28,585

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Totals
December 31, 2018
Cash and cash equivalents	$40	$—	$—	$—	$40
Investments in collective trusts	—	—	—	25,166	25,166
	$40	$—	$—	$25,166	$25,206

Other Retirement Plans
The Company maintains a 401(k) plan, which is a contributory plan maintained in the form of a “safe harbor” arrangement. Employees are immediately enrolled in the plan and eligible to make pre-tax deferrals, subject to limits imposed under the plan and the deferral limit established annually by the IRS, and receive Company matching contributions not in excess of 4% of compensation. The Company also makes a nondiscretionary contribution for each eligible participant in an amount equal to 5% of plan compensation and 5% of plan compensation in excess of the Social Security wage base. In order to participate in the nondiscretionary contribution, an employee must: (i) be employed on the last day of the year and be credited with 1000 hours of service during the year; (ii) die or become disabled during the year; or (iii) have attained the early or normal retirement age (as defined in the plan). The Company’s costs related to the 401(k) plan, excluding employee deferrals, in 2019, 2018 and 2017 were $16,009, $13,477 and $11,471, respectively.
Deferred Compensation Plans and Arrangements
The Company maintains two deferred compensation plans: a Deferred Stock Unit Plan and a Deferred Income Plan. Nonemployee directors may defer all or a portion of their fees and retainer; eligible officers may defer base salary and bonus subject to limits determined annually by the Company. Amounts deferred to the Deferred Stock Unit Plan are invested in units representing shares of the Company’s common stock; benefits are paid in the form of common stock, with cash distributed in lieu of fractional shares. Amounts deferred to the Deferred Income Plan are notionally invested in the discretion of each participant from among investment alternatives substantially similar to those available under the Company’s 401(k) plan. Directors and officers who participated in the predecessor to the Deferred Income Plan as of December 31, 2006, may also invest in a preferential interest rate alternative that is derived from the Moody’s Average Corporate Bond Rate. Benefits payable from the Deferred Income Plan equal the account balance of each participant. Beneficiaries of directors and officers who have continuously deferred at rates prescribed by the Company since January 1, 2005, and who die while employed by the Company or serving as a director may receive an additional preretirement death benefit from the Deferred Income Plan.
In connection with its acquisition of Brand Group Holdings, Inc. and its affiliates, the Company assumed the Brand Group Holdings, Inc. Deferred Compensation Plan. Deferral elections in effect as of the time of acquisition were given effect for compensation earned during 2018; no further deferrals have been or will be made to the plan. Account balances maintained under the plan will be distributed as provided under the terms of the plan and individual participant elections. Pending distribution, balances will be notionally invested by each participant in designated investment alternatives.
The Company’s Deferred Stock Unit and Deferred Income Plan are unfunded. It is anticipated that such plans will result in no additional cost to the Company because life insurance policies on the lives of participants have been purchased in amounts estimated to be sufficient to pay plan benefits. The Company is both the owner and beneficiary of the policies. A trust is maintained for the plan assumed in connection with the acquisition of Brand Group Holdings, Inc. The value of the trust is equal to the benefits payable from such plan. The trust is maintained in the form of a grantor trust, of which the Company is named as grantor and owner. The expense recorded in 2019, 2018 and 2017 for the Company’s Deferred Stock Unit and Deferred Income Plan, including in 2019 expense for the plan assumed in connection with the acquisition of Brand Group Holdings, Inc., inclusive of deferrals, was $3,610, $1,290 and $1,935, respectively.
In 2007, the Company assumed supplemental executive retirement plans (SERPs) in connection with the acquisition of Capital Bancorp, Inc. and its affiliates. The plans are designed to provide four officers specified annual benefits for a 15-year period upon the attainment of a designated retirement age. Liabilities associated with the SERPs totaled $3,921 and $3,865 at December 31, 2019 and 2018, respectively. The plans are not qualified under Section 401 of the Internal Revenue Code.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

Incentive Compensation Plans
Under the Company’s Performance Based Rewards Plan, annual cash bonuses are paid to eligible officers and employees, subject to the attainment of designated performance criteria that may relate to the Company’s performance, the performance of an affiliate, region, division or profit center, and/or to individual or team performance. The Company annually sets minimum, target, and superior levels of performance. Minimum performance must be attained for the payment of any bonus; superior performance must be attained for maximum payouts. The expense associated with the plan for 2019, 2018 and 2017 was $4,200, $5,117 and $4,490, respectively.
The Company maintains a long-term equity compensation plan - the 2011 Long-Term Incentive Compensation Plan - which provides for the grant of stock options and the award of restricted stock. Options granted under the plan permit the acquisition of shares of the Company’s common stock at an exercise price equal to the fair market value of the shares on the date of grant. Options may be subject to time-based vesting or the attainment of performance criteria; all options expire ten years after the date of grant. Options that do not vest or expire unexercised are forfeited and canceled. There were no stock options granted during the years ended December 31, 2019, 2018 or 2017. There was no compensation expense associated with options recorded for the years ended December 31, 2019, 2018 or 2017.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

The following table summarizes information about options outstanding, exercised and forfeited as of and for the three years ended December 31, 2019, 2018 and 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2017	185,625	$15.97
Granted	—	—
Exercised	(95,875)	16.25
Forfeited	—	—
Outstanding at December 31, 2017	89,750	$15.67	3.14	$2,263
Exercisable at December 31, 2017	89,750	$15.67	3.14	$2,263
Granted	—	—
Exercised	(41,000)	15.54
Forfeited	(5,000)	15.32
Outstanding at December 31, 2018	43,750	$15.84	2.63	$627
Exercisable at December 31, 2018	43,750	$15.84	2.63	$627
Granted	—	—
Exercised	(14,500)	15.79
Forfeited	—	—
Outstanding at December 31, 2019	29,250	$15.86	1.94	$574
Exercisable at December 31, 2019	29,250	$15.86	1.94	$574

The total intrinsic value of options exercised during the three years ended December 31, 2019, 2018 and 2017 was $290, $1,180 and $2,487, respectively. All options outstanding during 2019, 2018 and 2017 were fully vested and exercisable as of December 31, 2017.
The Company also awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to non-employee directors, executives, and other officers and employees. Performance-based awards are subject to the attainment of designated performance criteria during a fixed performance cycle. Performance criteria may relate to the Company’s performance measured on an absolute basis or relative to a defined peer group. Performance criteria may also relate to the performance of an affiliate, region, division or profit center of the Company or to individual performance. The Company annually sets minimum, target, and superior levels; minimum performance must be attained for the vesting of any shares; superior performance must be attained for maximum payouts. Time-based restricted stock awards relate to a fixed number of shares that vest at the end of a designated service period.
The fair value of each restricted stock award is the closing price of the Company’s common stock on the business day immediately preceding the date of the award. For restricted stock awarded under the plan, the Company recorded compensation expense of $10,046, $7,251 and $5,293 for the years ended December 31, 2019, 2018 and 2017, respectively. The following table summarizes the changes in restricted stock as of and for the year ended December 31, 2019:

	Performance- Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Not vested at beginning of year	41,300	$40.89	304,955	$41.82
Awarded	154,250	30.18	308,557	32.12
Vested	(77,625)	30.18	(92,292)	39.90
Forfeited and cancelled	(2,200)	30.18	(20,288)	38.36
Not vested at end of year	115,725	$34.00	500,932	$36.34

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Employee Benefit and Deferred Compensation Plans (continued)

Unrecognized stock-based compensation expense related to restricted stock totaled $11,156 at December 31, 2019. As of such date, the weighted average period over which the unrecognized expense is expected to be recognized was approximately 1.9 years. There was no unrecognized stock-based compensation expense related to stock options at December 31, 2019.
At December 31, 2019, an aggregate of 1,455,971 shares of Company common stock were available for issuance under the Company’s employee benefit plans of which 959,279 shares were available for issuance under the Company's 401(k) plan, 48,541 shares were available under the Company's Deferred Stock Unit Plan, and 448,151 shares were available under the Company's 2011 Long-Term Incentive Compensation Plan.
Note 15 – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2019, the Company had notional amounts of $219,664 on interest rate contracts with corporate customers and $219,664 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.
In June 2014, the Company entered into two forward interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $15,000 each. The interest rate swap contracts are accounted for as cash flow hedges with the objective of protecting against any interest rate volatility on future FHLB borrowings for a four-year and five-year period beginning June 1, 2018 and December 3, 2018 and ending June 2022 and June 2023, respectively. Under these contracts, Renasant Bank will pay a fixed interest rate of interest and will receive a variable interest rate based on the three-month LIBOR plus a pre-determined spread with quarterly net settlements.
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

The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate mortgage loans was $215,751 and $159,464 at December 31, 2019 and 2018, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $414,000 and $281,343 at December 31, 2019 and 2018, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Derivative Instruments (continued)

The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet	December 31,
	Location	2019	2018
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$3,880	$2,779
Interest rate lock commitments	Other Assets	4,579	3,740
Forward commitments	Other Assets	39	—
Totals		$8,498	$6,519
Derivative liabilities:
Designated as hedging instruments:
Interest rate swap	Other Liabilities	$5,021	$2,046
Totals		$5,021	$2,046
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$3,880	$2,779
Interest rate lock commitments	Other Liabilities	3	—
Forward commitments	Other Liabilities	1,096	3,563
Totals		$4,979	$6,342

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows, as of the dates presented:

	Year Ended December 31,
	2019	2018	2017
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$3,672	$4,137	$3,981
Interest rate lock commitments:
Included in mortgage banking income	882	779	356
Forward commitments
Included in mortgage banking income	2,506	(3,069)	(4,489)
Total	$7,060	$1,847	$(152)

For the Company’s derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the years ended December 31, 2019, 2018 and 2017. The impact on other comprehensive income for the years ended December 31, 2019, 2018, and 2017, can be seen at Note 18, “Other Comprehensive Income.”
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Gross amounts recognized	$61	$1,620	$9,974	$6,768
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	61	1,620	9,974	6,768
Gross amounts not offset in the consolidated balance sheets
Financial instruments	61	1,620	61	1,620
Financial collateral pledged	—	—	8,698	2,745
Net amounts	$—	$—	$1,215	$2,403

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Income Taxes
(In Thousands)
Significant components of the provision for income taxes are as follows for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$23,786	$22,658	$28,380
State	4,264	2,625	1,354
	28,050	25,283	29,734
Deferred
Federal	17,331	13,369	22,314
State	2,710	3,075	1,147
Revaluation of net deferred tax assets as a result of the Tax Cuts and Jobs Act	—	—	14,486
	20,041	16,444	37,947
	$48,091	$41,727	$67,681

The reconciliation of income taxes computed at the United States federal statutory tax rates to the provision for income taxes is as follows, for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Tax at U.S. statutory rate	$45,294	$39,616	$55,955
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(1,205)	(1,433)	(3,595)
BOLI income	(1,283)	(975)	(1,524)
Investment tax credits	(1,863)	(1,863)	(1,591)
Amortization of investment in low-income housing tax credits	1,575	1,592	1,873
State income tax expense, net of federal benefit	5,509	4,502	1,626
Revaluation of net deferred tax assets as a result of the Tax Cuts and Jobs Act	—	—	14,486
Other items, net	64	288	451
	$48,091	$41,727	$67,681

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows for the periods presented:

	December 31,
	2019	2018
Deferred tax assets
Allowance for loan losses	$14,304	$14,097
Loans	10,284	18,655
Deferred compensation	12,050	10,001
Net unrealized losses on securities	—	6,180
Impairment of assets	1,108	1,280
Net operating loss carryforwards	9,387	19,065
Lease liabilities under operating leases	22,686	—
Other	934	9,800
Total deferred tax assets	70,753	79,078
Deferred tax liabilities
Net unrealized gains on securities	190	—
Investment in partnerships	967	1,572
Fixed assets	2,952	3,865
Mortgage servicing rights	13,472	12,350
Junior subordinated debt	2,304	1,607
Intangibles	—	6,190
Lease right-of-use asset	21,727	—
Other	1,859	1,792
Total deferred tax liabilities	43,471	27,376
Net deferred tax assets	$27,282	$51,702

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company revalued its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. After reviewing the Company’s inventory of deferred tax assets and liabilities on the date of enactment and giving consideration to the future impact of the lower corporate tax rates and other provisions of the new legislation, the Company’s revaluation of its net deferred tax assets was $14,486, which was included in “Income taxes” in the Consolidated Statements of Income for the year ended December 31, 2017. No further adjustments related to the Tax Act were required in 2019 or 2018.
The effective tax rate was 22.30% and 22.12% for the year ended December 31, 2019 and 2018, respectively. The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2016 through 2018. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2016 through 2018.
The Company acquired federal and state net operating losses as part of its previous acquisitions, with varying expiration periods. The federal and state net operating losses acquired in the Brand acquisition were $81,288 and approximately $55,067, respectively, all created in 2018. As part of the Tax Act and corresponding state tax laws, the federal net operating losses and the majority of the state net operating losses created by Brand during 2018 have an indefinite carryforward period.  As of December 31, 2019, there are federal and state net operating losses without expiration periods, related to the Brand acquisition, of $32,014 and $36,973, respectively. The federal and state net operating losses acquired in the Heritage acquisition were $18,321 and $16,849, respectively, of which $3,992 and $3,313 remain to be utilized as of December 31, 2019. These losses begin to expire in 2029 and are expected to be fully utilized. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the year end December 31, 2019.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Income Taxes (continued)

The table below presents the breakout of net operating losses as of the dates presented.

	December 31,
	2019	2018
Net Operating Losses
Federal	$36,006	$76,919
State	40,806	65,583

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, related to federal and state income tax matters as of December 31 follows below. These amounts have been adjusted for the change in the tax rate from 35% to 21%.

	2019	2018	2017
Balance at January 1	$1,919	$1,606	$1,510
Additions based on positions related to current period	158	313	467
Reductions based on positions related to prior period	(1,410)	—	—
Reductions due to lapse of statute of limitations	—	—	(371)
Balance at December 31	$667	$1,919	$1,606

If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate for 2019 relative to any tax positions taken prior to January 1, 2019. The Company had accrued $105, $244 and $169 for interest and penalties related to unrecognized tax benefits as of December 31, 2019, 2018 and 2017, respectively.
Note 17 – Fair Value Measurements
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
The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities that are measured on a recurring basis:
Securities available for sale: Securities available for sale consist primarily of debt securities, such as obligations of U.S. Government agencies and corporations, mortgage backed securities, trust preferred securities and other debt securities. Where quoted market prices in active markets are available, securities are classified within Level 1 of the fair value hierarchy. If quoted prices from active markets are not available, fair values are based on quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active, or model-based valuation techniques where all significant assumptions are observable in the market. Such instruments are classified within Level 2 of the fair value hierarchy. When assumptions used in model-based valuation techniques are not observable in the market, the assumptions used by management reflect estimates of assumptions used by other market participants in determining fair value. When there is limited transparency around the inputs to the valuation, the instruments are classified within Level 3 of the fair value hierarchy.
Derivative instruments: Most of the Company’s derivative contracts are actively traded in over-the-counter markets and are valued using discounted cash flow models which incorporate observable market based inputs including current market interest rates, credit spreads, and other factors. Such instruments are categorized within Level 2 of the fair value hierarchy and include interest rate swaps and other interest rate contracts including interest rate caps and/or floors. The Company’s interest rate lock commitments are valued using current market prices for mortgage backed securities with similar characteristics, adjusted for certain factors including servicing and risk. The value of the Company’s forward commitments is based on current prices for securities backed

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 17 – Fair Value Measurements (continued)

by similar types of loans. Because these assumptions are observable in active markets, the Company’s interest rate lock commitments and forward commitments are categorized within Level 2 of the fair value hierarchy.
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
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
December 31, 2019
Financial assets:
Securities available for sale:
Trust preferred securities	$—	$—	$9,986	$9,986
Other available for sale securities	—	1,280,627	—	1,280,627
Total securities available for sale	—	1,280,627	9,986	1,290,613
Derivative instruments	—	8,498	—	8,498
Mortgage loans held for sale in loans held for sale	—	318,272	—	318,272
Total financial assets	$—	$1,607,397	$9,986	$1,617,383
Financial liabilities:
Derivative instruments	$—	$10,000	$—	$10,000

	Level 1	Level 2	Level 3	Totals
December 31, 2018
Financial assets:
Securities available for sale:
Trust preferred securities	$—	$—	$10,633	$10,633
Other available for sale securities	—	1,240,144	—	1,240,144
Total securities available for sale	—	1,240,144	10,633	1,250,777
Derivative instruments	—	6,519	—	6,519
Mortgage loans held for sale in loans held for sale	—	219,848	—	219,848
Total financial assets	$—	$1,466,511	$10,633	$1,477,144
Financial liabilities:
Derivative instruments	$—	$8,388	$—	$8,388

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 17 – Fair Value Measurements (continued)

The following table provides for the periods presented a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs:

Securities available for sale
Trust preferred securities
Balance at January 1, 2018	$9,388
Realized (gains) losses included in net income, net of premium amortization	34
Unrealized gains included in other comprehensive income	1,328
Settlements	(117)
Balance at December 31, 2018	$10,633
Accretion included in net income	34
Unrealized losses included in other comprehensive income	(442)
Settlements	(239)
Balance at December 31, 2019	$9,986

For 2019 and 2018, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of December 31, 2019 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$9,986	Discounted cash flows	Default rate	0-100%

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 17 – Fair Value Measurements (continued)

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

	Level 1	Level 2	Level 3	Totals
December 31, 2019
Impaired loans	$—	$—	$27,348	$27,348
OREO	—	—	2,820	2,820
Mortgage servicing rights	—	—	53,208	53,208
Total	$—	$—	$83,376	$83,376

	Level 1	Level 2	Level 3	Totals
December 31, 2018
Impaired loans	$—	$—	$21,686	$21,686
OREO	—	—	4,319	4,319
Total	$—	$—	$26,005	$26,005

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s assets measured on a nonrecurring basis:
Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans that were measured or re-measured at fair value had a carrying value of $29,606 and $22,621 at December 31, 2019 and December 31, 2018, respectively, and a reserve for these loans of $2,258 and $935 was included in the allowance for loan losses for the same periods ended.
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
The following table presents, as of the dates presented, OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets at period-end:

	December 31, 2019	December 31, 2018
Carrying amount prior to remeasurement	$3,726	$5,258
Impairment recognized in results of operations	(906)	(939)
Fair value	$2,820	$4,319

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 17 – Fair Value Measurements (continued)

Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management's assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at December 31, 2019 and December 31, 2018. There were $1,836 of valuation adjustments on MSRs during the twelve months ended December 31, 2019 and no valuation adjustments were recognized during the twelve months ended December 31, 2018 .
The following table presents information as of December 31, 2019 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$27,348	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$2,820	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net gains of $1,286 resulting from fair value changes of these mortgage loans were recorded in income during 2019, as compared to net gains of $4,892 in 2018 and net gains of $1,594 in 2017. The amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2019:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale	$318,272	$308,160	$10,112
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 17 – Fair Value Measurements (continued)

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2019
Financial assets
Cash and cash equivalents	$414,930	$414,930	$—	$—	$414,930
Securities available for sale	1,290,613	—	1,280,627	9,986	1,290,613
Loans held for sale	318,272	—	318,272	—	318,272
Loans, net	9,637,476	—	—	9,321,039	9,321,039
Mortgage servicing rights	53,208	—	—	53,208	53,208
Derivative instruments	8,498	—	8,498	—	8,498
Financial liabilities
Deposits	$10,213,168	$8,052,536	$2,158,431	$—	$10,210,967
Short-term borrowings	489,091	489,091	—	—	489,091
Federal Home Loan Bank advances	152,337	—	152,321	—	152,321
Junior subordinated debentures	110,215	—	104,480	—	104,480
Subordinated notes	113,955	—	117,963	—	117,963
Derivative instruments	10,000	—	10,000	—	10,000

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2018
Financial assets
Cash and cash equivalents	$569,111	$569,111	$—	$—	$569,111
Securities available for sale	1,250,777	—	1,240,144	10,633	1,250,777
Loans held for sale	411,427	—	219,848	191,579	411,427
Loans, net	9,034,103	—	—	8,818,039	8,818,039
Mortgage servicing rights	48,230	—	—	61,111	61,111
Derivative instruments	6,519	—	6,519	—	6,519
Financial liabilities
Deposits	$10,128,557	$7,765,773	$2,337,334	$—	$10,103,107
Short-term borrowings	387,706	387,706	—	—	387,706
Other long-term borrowings	53	53	—	—	53
Federal Home Loan Bank advances	6,690	—	6,751	—	6,751
Junior subordinated debentures	109,636	—	109,766	—	109,766
Subordinated notes	147,239	—	148,875	—	148,875
Derivative instruments	8,388	—	8,388	—	8,388

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2019
Securities available for sale:
Unrealized holding gains on securities	$24,983	$6,358	$18,625
Reclassification adjustment for losses realized in net income(1)	2,511	639	1,872
Total securities available for sale	27,494	6,997	20,497
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,975)	(758)	(2,217)
Total derivative instruments	(2,975)	(758)	(2,217)
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	91	23	68
Amortization of net actuarial loss recognized in net periodic pension cost(2)	419	107	312
Total defined benefit pension and post-retirement benefit plans	510	130	380
Total other comprehensive income	$25,029	$6,369	$18,660
Year Ended December 31, 2018
Securities available for sale:
Unrealized holding losses on securities	$(11,155)	$(2,840)	$(8,315)
Reclassification adjustment for losses realized in net income(1)	16	4	12
Total securities available for sale	(11,139)	(2,836)	(8,303)
Derivative instruments:
Unrealized holding gains on derivative instruments	490	125	365
Total derivative instruments	490	125	365
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	413	105	308
Amortization of net actuarial loss recognized in net periodic pension cost(2)	328	83	245
Total defined benefit pension and post-retirement benefit plans	741	188	553
Total other comprehensive loss	$(9,908)	$(2,523)	$(7,385)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 – Other Comprehensive Income (continued)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2017
Securities available for sale:
Unrealized holding losses on securities	$(3,617)	$(1,399)	$(2,218)
Unrealized holding gains on securities transferred from held to maturity to available for sale	13,219	5,111	8,108
Reclassification adjustment for gains realized in net income(1)	(148)	(57)	(91)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(282)	(109)	(173)
Total securities available for sale	9,172	3,546	5,626
Derivative instruments:
Unrealized holding gains on derivative instruments	874	338	536
Total derivative instruments	874	338	536
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	1,379	351	1,028
Amortization of net actuarial loss recognized in net periodic pension cost(2)	407	158	249
Total defined benefit pension and post-retirement benefit plans	1,786	509	1,277
Total other comprehensive income	$11,832	$4,393	$7,439

(1) Included in Net (losses) gains on sales of securities in the Consolidated Statements of Income
(2) Included in Salaries and employee benefits in the Consolidated Statements of Income
The accumulated balances for each component of other comprehensive income, net of tax, at December 31 were as follows:

	2019	2018	2017
Unrealized gains on securities	$21,563	$1,066	$9,369
Non-credit related portion of other-than-temporary impairment on securities	(11,319)	(11,319)	(11,319)
Unrealized losses on derivative instruments	(2,847)	(630)	(995)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(6,633)	(7,013)	(7,566)
Total accumulated other comprehensive income (loss)	$764	$(17,896)	$(10,511)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement

Note 19 – Quarterly Results of Operations
(In Thousands, Except Share Data) (Unaudited)
The following table sets forth a summary of the unaudited quarterly results of operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Interest income	$137,094	$137,862	$134,476	$133,148
Interest expense	23,947	25,062	25,651	24,263
Net interest income	113,147	112,800	108,825	108,885
Provision for loan losses	1,500	900	1,700	2,950
Noninterest income	35,885	41,960	37,953	37,456
Noninterest expense	88,832	93,290	96,500	95,552
Income before income taxes	58,700	60,570	48,578	47,839
Income taxes	13,590	13,945	11,132	9,424
Net income	$45,110	$46,625	$37,446	$38,415
Basic earnings per share	$0.77	$0.80	$0.65	$0.67
Diluted earnings per share	$0.77	$0.80	$0.64	$0.67

2018
Interest income	$100,380	$106,574	$117,795	$137,105
Interest expense	11,140	14,185	18,356	21,648
Net interest income	89,240	92,389	99,439	115,457
Provision for loan losses	1,750	1,810	2,250	1,000
Noninterest income	33,953	35,581	38,053	36,374
Noninterest expense	77,944	79,026	94,746	93,313
Income before income taxes	43,499	47,134	40,496	57,518
Income taxes	9,673	10,424	8,532	13,098
Net income	$33,826	$36,710	$31,964	$44,420
Basic earnings per share	$0.69	$0.74	$0.61	$0.76
Diluted earnings per share	$0.68	$0.74	$0.61	$0.76

See Note 2, “Mergers and Acquisitions” above for a discussion of the effect on the Company’s results of operations of its acquisitions of Brand in the third quarter of 2018.
Note 20 – Net Income Per Common Share
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statement
Note 20 – Net Income Per Common Share (continued)

Basic and diluted net income per common share calculations are as follows for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Basic
Net income applicable to common stock	$167,596	$146,920	$92,188
Average common shares outstanding	58,046,716	52,492,104	46,874,502
Net income per common share—basic	$2.89	$2.80	$1.97
Diluted
Net income applicable to common stock	$167,596	$146,920	$92,188
Average common shares outstanding	58,046,716	52,492,104	46,874,502
Effect of dilutive stock-based compensation	179,970	134,746	127,014
Average common shares outstanding—diluted	58,226,686	52,626,850	47,001,516
Net income per common share—diluted	$2.88	$2.79	$1.96

Outstanding stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Year Ended
	December 31,
	2019	2018	2017
Number of shares	643	73,257	77,545
Range of exercise prices (for stock option awards)	—	—	—

Note 21 – Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk
(In Thousands)
Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2019 were $2,324,262 and $94,824, respectively, compared to $2,068,749 and $104,664, respectively, at December 31, 2018.
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
Note 22 – Restrictions on Cash, Securities, Bank Dividends, Loans or Advances
(In Thousands)
Renasant Bank is required to maintain minimum average balances with the Federal Reserve. At December 31, 2019 and 2018, Renasant Bank’s reserve requirements with the Federal Reserve were $187,839 and $113,341, respectively, with which it was in full compliance.
The Company’s balance of FHLB stock, which is carried at amortized cost, at December 31, 2019 and 2018, was $31,092 and $19,777, respectively. The required investment for the same time period was $31,092 and $7,471, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 22 – Restrictions on Cash, Securities, Bank Dividends, Loans or Advances (continued)

The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance (the “DBCF”). In addition, the FDIC has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends. Accordingly, the approval of the DBCF is required prior to Renasant Bank paying dividends to the Company, and under certain circumstances the approval of the FDIC may be required. At December 31, 2019, the Bank’s earned surplus exceeded the Bank’s capital stock by more than ten times.
Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2019, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $138,862. As of December 31, 2019, no loans from the Bank to the Company were outstanding.
Note 23 – Regulatory Matters
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 23 – Regulatory Matters (continued)

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of December 31:

	2019		2018
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,262,588	10.37%	$1,188,412	10.11%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,156,828	11.12%	1,085,751	11.05%
Tier 1 Capital to Risk-Weighted Assets	1,262,588	12.14%	1,188,412	12.10%
Total Capital to Risk-Weighted Assets	1,432,949	13.78%	1,386,507	14.12%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,331,809	10.95%	$1,276,976	10.88%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,331,809	12.81%	1,276,976	13.02%
Tier 1 Capital to Risk-Weighted Assets	1,331,809	12.81%	1,276,976	13.02%
Total Capital to Risk-Weighted Assets	1,388,553	13.36%	1,331,619	13.58%

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
In addition, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency rules for calculating risk-weighted assets have been revised in recent years to enhance risk sensitivity and to incorporate certain international capital standards of the Basel Committee on Banking Supervision. These revisions affect the calculation of the denominator of a banking organization’s risk-based capital ratios to reflect the higher-risk nature of certain types of loans. For example, residential mortgages are risk-weighted between 35% and 200%, depending on the mortgage’s loan-to-value ratio and whether the mortgage falls into one of two categories based on eight criteria that include, among others, the term, use of negative amortization and balloon payments, certain rate increases and documented and verified borrower income, while a 150% risk weight applies to both certain high volatility commercial real estate acquisition, development and construction loans as well as non-residential mortgage loans 90 days past due or on nonaccrual status (in both cases, as opposed to the former 100% risk weight). Also, “hybrid” capital items like trust preferred securities no longer enjoy Tier 1 capital treatment, subject to various grandfathering and transition rules.

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 24 – Segment Reporting
(In Thousands)
The operations of the Company’s reportable segments are described as follows:

•
The Community Banks segment delivers a complete range of banking and financial services to individuals and small to medium-size businesses including checking and savings accounts, business and personal loans, asset-based lending and equipment leasing, as well as safe deposit and night depository facilities.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 24 - Segment Reporting (continued)

The following table provides financial information for the Company’s operating segments as of and for the years ended December 31, 2019, 2018 and 2017:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
2019
Net interest income	$454,433	$702	$1,761	$(13,239)	$443,657
Provision for loan losses	7,050	—	—	—	7,050
Noninterest income	129,016	10,129	15,598	(1,489)	153,254
Noninterest expense	351,640	7,574	13,863	1,097	374,174
Income before income taxes	224,759	3,257	3,496	(15,825)	215,687
Income taxes	51,292	876	—	(4,077)	48,091
Net income (loss)	$173,467	$2,381	$3,496	$(11,748)	$167,596
Total assets	$13,280,494	$28,284	$70,789	$21,051	$13,400,618
Goodwill	936,916	2,767	—	—	939,683
2018
Net interest income	$406,420	$484	$1,297	$(11,676)	$396,525
Provision for loan losses	6,810	—	—	—	6,810
Noninterest income	120,559	9,831	14,537	(966)	143,961
Noninterest expense	323,439	7,294	13,336	960	345,029
Income before income taxes	196,730	3,021	2,498	(13,602)	188,647
Income taxes	44,464	786	—	(3,523)	41,727
Net income (loss)	$152,266	$2,235	$2,498	$(10,079)	$146,920
Total assets	$12,828,586	$25,798	$60,794	$19,700	$12,934,878
Goodwill	930,161	2,767	—	—	932,928
2017
Net interest income	$344,499	$457	$2,160	$(10,219)	$336,897
Provision for loan losses	7,550	—	—	—	7,550
Noninterest income	110,308	9,530	12,863	(561)	132,140
Noninterest expense	281,698	6,957	11,785	1,178	301,618
Income before income taxes	165,559	3,030	3,238	(11,958)	159,869
Income taxes	70,257	1,184	—	(3,760)	67,681
Net income (loss)	$95,302	$1,846	$3,238	$(8,198)	$92,188
Total assets	$9,717,779	$26,470	$61,330	$24,402	$9,829,981
Goodwill	608,279	2,767	—	—	611,046

Renasant Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 25 – Renasant Corporation (Parent Company Only) Condensed Financial Information
(In Thousands)
Balance Sheets

	December 31,
	2019	2018
Assets
Cash and cash equivalents(1)	$29,467	$44,581
Investments	1,653	1,662
Loans, net	—	640
Investment in bank subsidiary(2)	2,302,499	2,236,932
Accrued interest receivable on bank balances(2)	6	6
Intercompany receivable(2)	—	1,618
Other assets	22,861	18,574
Total assets	$2,356,486	$2,304,013
Liabilities and shareholders’ equity
Junior subordinated debentures	$110,215	$109,636
Subordinated notes	113,955	147,239
Other liabilities	6,627	3,225
Shareholders’ equity	2,125,689	2,043,913
Total liabilities and shareholders’ equity	$2,356,486	$2,304,013

(1)	Eliminates in consolidation, with the exception of $3,840 and $3,737, in 2019 and 2018, respectively, pledged for collateral and held at non-subsidiary bank

(2)	Eliminates in consolidation
Statements of Income

	Year Ended December 31,
	2019	2018	2017
Income
Dividends from bank subsidiary(1)	$132,563	$53,381	$34,416
Interest income from bank subsidiary(1)	9	8	8
Other dividends	175	137	94
Other income	138	121	588
Total income	132,885	53,647	35,106
Expenses	16,050	13,869	12,649
Income before income tax benefit and equity in undistributed net income of bank subsidiary	116,835	39,778	22,457
Income tax benefit	(4,077)	(3,523)	(3,761)
Equity in undistributed net income of bank subsidiary(1)	46,684	103,619	65,970
Net income	$167,596	$146,920	$92,188

(1)	Eliminates in consolidation

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 25 - Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$167,596	$146,920	$92,188
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of bank subsidiary	(46,684)	(103,619)	(65,970)
Amortization/depreciation/accretion	(76)	160	656
(Increase) decrease in other assets	(2,678)	3,381	(1,069)
Increase (decrease) in other liabilities	10,872	(171)	(2,291)
Net cash provided by operating activities	129,030	46,671	23,514
Investing activities
Sales and maturities of securities held to maturity and available for sale	42	1,052	1,555
Investment in subsidiaries	—	—	(25,000)
Net cash (paid) received in acquisition	—	(34,836)	4,834
Other investing activities	632	423	(54)
Net cash provided by (used in) investing activities	674	(33,361)	(18,665)
Financing activities
Cash paid for dividends	(50,901)	(43,614)	(34,416)
Cash received on exercise of stock-based compensation	—	201	173
Repurchase of shares in connection with stock repurchase program	(62,944)	(7,062)	—
Repayment of long-term debt	(30,973)	—	(10,310)
Other financing activities	—	(93)	310
Net cash used in financing activities	(144,818)	(50,568)	(44,243)
Decrease in cash and cash equivalents	(15,114)	(37,258)	(39,394)
Cash and cash equivalents at beginning of year	44,581	81,839	121,233
Cash and cash equivalents at end of year	$29,467	$44,581	$81,839

Note 26 - Leases
(In Thousands)

The Company enters into leases in both lessor and lessee capacities.

Lessor Arrangements
As of December 31, 2019, the net investment in these leases was $12,441, comprised of $10,735 in lease receivables, $2,739 in residual balances and $1,033 in deferred income. In order to mitigate potential exposure to residual asset risk, the Company utilizes first amendment or terminal rental adjustment clause leases.

For the twelve months ended December 31, 2019, the Company generated $331 in income, which is included in interest income on loans on the Consolidated Statements of Income from these leases.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 26 - Leases (continued)

The maturities of the lessor arrangements outstanding at December 31, 2019 is presented in the table below.

2020	$1,011
2021	1,314
2022	1,989
2023	3,256
2024	1,057
Thereafter	3,814
Total lease receivables	$12,441

Lessee Arrangements
As of December 31, 2019, right-of-use assets totaled $84,754 and lease liabilities totaled $88,494. The table below provides the components of lease cost and supplemental information for the period presented.

Year Ended December 31, 2019
Operating lease cost (cost resulting from lease payments)	$10,149
Short-term lease cost	67
Variable lease cost (cost excluded from lease payments)	1,612
Sublease income	(560)
Net lease cost	$11,268
Operating lease - operating cash flows (fixed payments)	9,678
Operating lease - operating cash flows (liability reduction)	8,407
Weighted average lease term - operating leases (in years) (at period end)	17.39
Weighted average discount rate - operating leases (at period end)	3.40%

Right-of-use assets obtained in exchange for new lease liabilities - operating leases	$38,881

The maturities of the lessee arrangements outstanding at December 31, 2019 are presented in the table below.

2020	$9,725
2021	8,889
2022	8,420
2023	8,131
2024	7,549
Thereafter	78,124
Total undiscounted cash flows	120,838
Discount on cash flows	32,344
Total operating lease liabilities	$88,494

Rental expense was $9,159, $6,157, and $4,827 for 2019, 2018, and 2017, respectively.

As of December 31, 2019, the Company had leases with related parties that were obtained in the Brand acquisition. The related party leases have right-of-use assets of $12,720 and lease liabilities of $14,956, with total lease cost of $1,968 for the twelve months ended December 31, 2019.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 26 - Leases (continued)

As required, the following disclosure is provided for periods prior to the adoption of ASC 842. The following is a summary of future minimum lease payments for years following December 31, 2018:

2019	$9,389
2020	8,199
2021	6,339
2022	4,929
2023	3,711
Thereafter	12,592
Total	$45,159

For more information on lease accounting, see Note 1, “Significant Accounting Policies” and on lease financing receivables, see Note 4, “Non Purchased Loans.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based upon their evaluation as of December 31, 2019, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm
The information required in be provided pursuant to this item is set forth under the headings “Report on Management’s Assessment of Internal Control over Financial Reporting” and “Reports of Independent Registered Public Accounting Firm” in Item 8, Financial Statements and Supplementary Data, in this report.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
The information appearing under the heading “Executive Officers” in the Company’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders is incorporated herein by reference.
Code of Ethics
The Company has adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The Company’s Code of Ethics is available on its website at www.renasant.com under the “Investor Relations” tab by clicking on “Corporate Overview,” and then “Governance Documents” and then “Code of Ethics.” Any person may request a free copy of the Code of Ethics from the Company by sending a request to the following address: Renasant Corporation, 209 Troy Street, Tupelo, Mississippi, 38804-4827, Attention: General Counsel. The Company intends to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Ethics by posting such information on its website, at the address specified above.
Directors of the Company, Shareholder Recommendations of Director Candidates, Audit Committee Members and Delinquent Section 16(a) Reports
The information appearing under the headings “Corporate Governance and Board of Directors,” “Board Members and Compensation - Members of the Board of Directors” and “Stock Ownership - Delinquent Section 16(a) Reports” in the Company’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information appearing under the headings “Corporate Governance and Board of Directors - Role of the Board in Risk Oversight,” “Board Members and Compensation - Director Compensation,” “Compensation Discussion and Analysis,”

“Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Tables” in the Company’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the headings “Compensation Tables - Equity Compensation Plan Information” and “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the heading “Corporate Governance and Board of Directors” in the Company’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information appearing under the heading “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2019, 2018 and 2017 are included in Part II, Item 8, Financial Statements and Supplementary Data, in this report:

(i)	Report on Management’s Assessment of Internal Control over Financial Reporting
(ii)	Reports of Independent Registered Public Accounting Firm
(iii)	Consolidated Balance Sheets – December 31, 2019 and 2018
(iv)	Consolidated Statements of Income – Years ended December 31, 2019, 2018 and 2017
(v)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2019, 2018 and 2017
(vi)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2019, 2018 and 2017
(vii)	Consolidated Statements of Cash Flows – Years ended December 31, 2019, 2018 and 2017
(viii)	Notes to Consolidated Financial Statements

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

(4)(vi)	Form of 5.0% Fixed-to-Floating Subordinated Note due 2026 (included in exhibit (4)(iv))

(4)(vii)	Form of 5.50% Fixed-to-Floating Subordinated Note due 2031 (included in exhibit (4)(v))

(4)(viii)	Description of Renasant Corporation’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended

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
Second Amendment to the Capital Bank & Trust Company Supplemental Executive Retirement Plan Agreement dated July 10, 2006 for R. Rick Hart, executed June 29, 2007, filed as exhibit 10.6 to the Form 8-K of the Company filed with the Commission on July 6, 2007 and incorporated herein by reference.*

(10)(xx)
Supplemental Agreement to the Capital Bancorp, Inc. 2001 Stock Option Plan for R. Rick Hart, executed June 29, 2007, filed as exhibit 10.9 to the Form 8-K of the Company filed with the Commission on July 6, 2007 and incorporated herein by reference.*

(10)(xxi)
Executive Employment Agreement dated January 2, 2008 by and between E. Robinson McGraw and Renasant Corporation, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on March 7, 2008 and incorporated herein by reference.*

(10)(xxii)
Amendment to Executive Employment Agreement dated April 25, 2017 by and between E. Robinson McGraw and Renasant Corporation, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on April 28, 2017 and incorporated herein by reference.*

(10)(xxiii)
Amendment No. 2 to Executive Employment Agreement dated August 19, 2019 by and between E. Robinson McGraw and Renasant Corporation, filed as exhibit 10.1 to the Form 10-Q of the Company filed with the Commission on November 7, 2019 and incorporated herein by reference.*

(10)(xxiv)	Renasant Corporation Severance Pay Plan, filed as exhibit 10.5 to the Form 8-K of the Company filed with the Commission on February 17, 2009 and incorporated herein by reference.*

(10)(xxv)
Renasant Corporation 2011 Long-Term Incentive Compensation Plan, filed as Exhibit A to the Definitive Proxy Statement of the Company (File No. 001-13253) filed with the Commission on March 17, 2016 and incorporated herein by reference.*

(10)(xxvi)
Amendment to the Renasant Corporation 2011 Long-Term Incentive Compensation Plan dated December 20, 2016, filed as exhibit 10.3 to the Form 10-K/A of the Company filed with the Commission on February 28, 2017 and incorporated herein by reference.*

(10)(xxvii)
Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and Kevin D. Chapman, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on January 13, 2016 and incorporated herein by reference.*

(10)(xxviii)
Amendment to the Executive Employment Agreement dated February 14, 2018, between Renasant Corporation and Kevin D. Chapman, filed as exhibit 10.2 to the Form 10-K of the Company filed with the Commission on February 28, 2018 and incorporated herein by reference.*

(10)(xxix)
Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and C. Mitchell Waycaster, filed as exhibit 10.2 to the Form 8-K of the Company filed with the Commission on January 13, 2016 and incorporated herein by reference.*

(10)(xxx)
Amendment to the Executive Employment Agreement dated February 14, 2018, between Renasant Corporation and C. Mitchell Waycaster, filed as exhibit 10.3 to the Form 10-K of the Company filed with the Commission on February 28, 2018 and incorporated herein by reference.*

(10)(xxxi)
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

(10)(xxxiii)	Amendment No. 1 to Executive Employment Agreement dated November 15, 2019, between Renasant Corporation and Bartow Morgan, Jr.*

(10)(xxxiv)
Brand Group Holdings, Inc. Deferred Compensation Plan, as amended on January 1, 2016 and September 5, 2018, filed as exhibit 10.1 to the Form 10-K of the Company filed with the Commission on February 27, 2019 and incorporated herein by reference.*

(10)(xxxv)	Renasant Bank Deferred Income Plan, filed as exhibit 10.2 to the Form 10-K of the Company filed with the Commission on February 27, 2019 and incorporated herein by reference.*

(21)	Subsidiaries of the Company

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

(104)	The cover page of Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

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

RENASANT CORPORATION

Date:	February 26, 2020	by:	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 26, 2020	by:	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial and Operating Officer
(Principal Financial and Accounting Officer)

Date:	February 26, 2020	by:	/s/ Donald Clark, Jr.
Donald Clark, Jr.
Director

Date:	February 26, 2020	by:	/s/ John M. Creekmore
John M. Creekmore
Vice Chairman of the Board and Director

Date:	February 26, 2020	by:	/s/ Albert J. Dale, III
Albert J. Dale, III
Director

Date:	February 26, 2020	by:	/s/ Jill V. Deer
Jill V. Deer
Director

Date:	February 26, 2020	by:	/s/ Marshall H. Dickerson
Marshall H. Dickerson
Director

Date:	February 26, 2020	by:	/s/ Connie L. Engel
Connie L. Engel
Director

Date:	February 26, 2020	by:	/s/ John T. Foy
John T. Foy
Director

S-1

Date:	February 26, 2020	by:	/s/ R. Rick Hart
R. Rick Hart
Director

Date:	February 26, 2020	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date:	February 26, 2020	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date:	February 26, 2020	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board and Director

Date:	February 26, 2020	by:	/s/ Michael D. Shmerling
Michael D. Shmerling
Director

Date:	February 26, 2020	by:	/s/ Sean M. Suggs
Sean M. Suggs
Director

Date:	February 26, 2020	by:	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
Director, President and
Chief Executive Officer
(Principal Executive Officer)

S-2