Form 10-Q
period 2020-03-31
RENASANT CORP
filed 2020-05-07
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2020, 56,157,581 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$234,583	$191,065
Interest-bearing balances with banks	403,189	223,865
Cash and cash equivalents	637,772	414,930
Securities available for sale, at fair value	1,359,129	1,290,613
Loans held for sale, at fair value	448,797	318,272
Loans, net of unearned income:
Non purchased loans and leases	7,802,404	7,587,974
Purchased loans	1,966,973	2,101,664
Total loans, net of unearned income	9,769,377	9,689,638
Allowance for credit losses	(120,185)	(52,162)
Loans, net	9,649,192	9,637,476
Premises and equipment, net	306,720	309,697
Other real estate owned:
Non purchased	3,241	2,762
Purchased	5,430	5,248
Total other real estate owned, net	8,671	8,010
Goodwill	939,683	939,683
Other intangible assets, net	35,365	37,260
Bank-owned life insurance	227,271	225,942
Mortgage servicing rights	46,365	53,208
Other assets	241,585	165,527
Total assets	$13,900,550	$13,400,618
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$2,642,059	$2,551,770
Interest-bearing	7,770,367	7,661,398
Total deposits	10,412,426	10,213,168
Short-term borrowings	803,037	489,091
Long-term debt	376,594	376,507
Other liabilities	237,981	196,163
Total liabilities	11,830,038	11,274,929
Shareholders’ equity
Preferred stock, $.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 56,141,018 and 56,855,002 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost – 3,155,707 and 2,441,723 shares, respectively	(103,620)	(83,189)
Additional paid-in capital	1,291,439	1,294,276
Retained earnings	571,709	617,355
Accumulated other comprehensive income, net of taxes	14,501	764
Total shareholders’ equity	2,070,512	2,125,689
Total liabilities and shareholders’ equity	$13,900,550	$13,400,618
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended
	March 31,
	2020	2019
Interest income
Loans	$120,606	$126,302
Securities
Taxable	7,302	7,925
Tax-exempt	1,454	1,409
Other	811	1,458
Total interest income	130,173	137,094
Interest expense
Deposits	18,494	19,772
Borrowings	5,077	4,175
Total interest expense	23,571	23,947
Net interest income	106,602	113,147
Provision for credit losses on loans	26,350	1,500
Net interest income after provision for credit losses on loans	80,252	111,647
Noninterest income
Service charges on deposit accounts	9,070	9,102
Fees and commissions	3,054	6,471
Insurance commissions	1,991	2,116
Wealth management revenue	4,002	3,324
Mortgage banking income	15,535	10,401
Net gain on sales of securities	—	13
BOLI income	1,163	1,407
Other	2,755	3,051
Total noninterest income	37,570	35,885
Noninterest expense
Salaries and employee benefits	73,189	57,350
Data processing	5,006	4,906
Net occupancy and equipment	14,120	11,835
Other real estate owned	418	1,004
Professional fees	2,641	2,454
Advertising and public relations	3,400	2,866
Intangible amortization	1,895	2,110
Communications	2,198	1,895
Other	12,174	4,412
Total noninterest expense	115,041	88,832
Income before income taxes	2,781	58,700
Income taxes	773	13,590
Net income	$2,008	$45,110
Basic earnings per share	$0.04	$0.77
Diluted earnings per share	$0.04	$0.77
Cash dividends per common share	$0.22	$0.21
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$2,008	$45,110
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains on securities	16,694	11,317
Reclassification adjustment for losses realized in net income	—	(10)
Total securities	16,694	11,307
Derivative instruments:
Unrealized holding losses on derivative instruments	(3,003)	(915)
Total derivative instruments	(3,003)	(915)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	46	54
Total defined benefit pension and post-retirement benefit plans	46	54
Other comprehensive income, net of tax	13,737	10,446
Comprehensive income	$15,745	$55,556

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Three Months Ended March 31, 2020	Shares	Amount
Balance at January 1, 2020	56,855,002	$296,483	$(83,189)	$1,294,276	$617,355	$764	$2,125,689
Cumulative effect adjustment due to the adoption of ASU 2016-13	—	—	—	—	(35,099)	—	(35,099)
Net income	—	—	—	—	2,008	—	2,008
Other comprehensive income	—	—	—	—	—	13,737	13,737
Comprehensive income							15,745
Cash dividends ($0.22 per share)	—	—	—	—	(12,555)	—	(12,555)
Repurchase of shares in connection with stock repurchase program	(818,886)	—	(24,569)	—	—	—	(24,569)
Issuance of common stock for stock-based compensation awards	104,902	—	4,138	(5,587)	—	—	(1,449)
Stock-based compensation expense	—	—	—	2,750	—	—	2,750
Balance at March 31, 2020	56,141,018	$296,483	$(103,620)	$1,291,439	$571,709	$14,501	$2,070,512

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended March 31, 2019	Shares	Amount
Balance at January 1, 2019	58,546,480	$296,483	$(24,245)	$1,288,911	$500,660	$(17,896)	$2,043,913
Net income	—	—	—	—	45,110	—	45,110
Other comprehensive loss	—	—	—	—	—	10,446	10,446
Comprehensive income							55,556
Cash dividends ($0.21 per share)	—	—	—	—	(12,442)	—	(12,442)
Issuance of common stock for stock-based compensation awards	87,150	—	2,655	(3,442)	—	—	(787)
Stock-based compensation expense	—	—	—	2,637	—	—	2,637
Balance at March 31, 2019	58,633,630	$296,483	$(21,590)	$1,288,106	$533,328	$(7,450)	$2,088,877

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$2,008	$45,110
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses on loans	26,350	1,500
Depreciation, amortization and accretion	4,937	409
Deferred income tax (benefit) expense	(2,791)	5,949
Funding of mortgage loans held for sale	(715,760)	(384,103)
Proceeds from sales of mortgage loans held for sale	607,017	416,032
Gains on sales of mortgage loans held for sale	(21,782)	(7,888)
Valuation adjustment to mortgage servicing rights	9,571	—
Gains on sales of securities	—	(13)
Gains on sales of premises and equipment	—	(89)
Stock-based compensation expense	2,750	2,637
Net change in other loans held for sale	—	70,375
(Decrease) increase in other assets	(70,631)	5,982
Increase (decrease) in other liabilities	35,331	(15,794)
Net cash (used in) provided by operating activities	(123,000)	140,107
Investing activities
Purchases of securities available for sale	(123,670)	(49,577)
Proceeds from sales of securities available for sale	—	10,611
Proceeds from call/maturities of securities available for sale	76,269	48,509
Net increase in loans	(69,337)	(808)
Purchases of premises and equipment	(1,941)	(7,242)
Proceeds from sales of premises and equipment	—	135
Net change in FHLB stock	(12,432)	10,441
Proceeds from sales of other assets	770	12,965
Other, net	—	(104)
Net cash (used in) provided by investing activities	(130,341)	24,930
Financing activities
Net increase in noninterest-bearing deposits	90,289	47,517
Net increase in interest-bearing deposits	109,115	93,175
Net increase (decrease) in short-term borrowings	313,946	(300,116)
Repayment of long-term debt	(43)	(216)
Cash paid for dividends	(12,555)	(12,442)
Repurchase of shares in connection with stock repurchase program	(24,569)	—
Net cash provided by (used in) financing activities	476,183	(172,082)
Net increase (decrease) in cash and cash equivalents	222,842	(7,045)
Cash and cash equivalents at beginning of period	414,930	569,111
Cash and cash equivalents at end of period	$637,772	$562,066

Supplemental disclosures
Cash paid for interest	$26,264	$23,887
Cash paid for income taxes	$4,176	$5,325
Noncash transactions:
Transfers of loans to other real estate owned	$1,641	$885
Financed sales of other real estate owned	$159	$120
Recognition of operating right-of-use assets	$1,968	$54,338
Recognition of operating lease liabilities	$2,034	$57,857

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

(In Thousands)
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”) and Renasant Insurance, Inc. (“Renasant Insurance”). The Company offers a diversified range of financial, wealth management and insurance services to its retail and commercial customers through its subsidiaries and full-service offices located throughout north and central Mississippi, Tennessee, Georgia, Alabama and north Florida.
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 27, 2020.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material.

Impact of Recently-Issued Accounting Standards and Pronouncements:
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update to Accounting Standards Codification Topic (“ASC”) 326, Financial Instruments - Credit Losses (“ASC 326”), significantly changed the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model includes loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. Additionally, ASU 2016-13 amended the accounting for credit losses on available for sale securities and purchased financial assets with credit deterioration (“PCD”). In the remainder of these Notes to Consolidated Financial Statements, references to “CECL” or to “ASC 326” shall mean the accounting standards and principles set forth in ASC 326 after giving effect to ASU 2016-13 and the clarifications thereto discussed in the next paragraph.
ASU 2016-13 became effective on January 1, 2020 for publicly-traded companies like the Company, and the Company elected not to take advantage of federal legislation enacted in March 2020 allowing companies to postpone the adoption of CECL. To implement CECL, entities are required to apply a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Over the course of 2019, FASB issued a number of updates clarifying various matters arising under ASU 2016-13, including the following: (1) ASU 2018-19 was issued to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20; instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases (“ASC 842”); (2) ASU 2019-04 was issued and provides entities alternatives for measurement of accrued interest receivable, clarifies the steps entities should take when recording the transfer of loans or debt securities between measurement classifications or categories and clarifies that entities should include expected recoveries on financial assets; (3) ASU 2019-05 was issued to provide entities that have certain instruments within the scope of Subtopic 320-20 with an option to irrevocably elect the fair value option in Subtopic 825-10; and (4) ASU 2019-11 was issued to clarify and address stakeholders’ specific issues relating to expected recoveries on PCD assets and transition and disclosure relief related to troubled debt restructured loans and accrued interest, respectively. Early adoption is permitted.

The Company adopted ASU 2016-13 on January 1, 2020 and recorded a one-time cumulative-effect adjustment as disclosed in the table below.

	December 31, 2019 (as reported)	Impact of ASU 2016-13 Adoption	January 1, 2020 (adjusted)
Assets:
Allowance for credit losses	$(52,162)	$(42,484)	$(94,646)
Deferred tax assets, net	$27,282	$12,305	$39,587
Remaining purchase discount on loans	$(50,958)	$5,469	$(45,489)
Liabilities:
Reserve for unfunded commitments	$946	$10,389	$11,335
Shareholders’ equity:
Retained earnings	$617,355	$(35,099)	$582,256

The Company used the prospective transition approach for PCD loans that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). As permitted under ASC 326, the Company did not reassess whether PCI assets meet the criteria of PCD assets as of the date of adoption. As shown in the table above, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $5,469 to the allowance for credit losses. The remaining noncredit discount will be accreted into interest income.
The prospective transition approach was also used for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remained the same before and after the effective date of the adoption of CECL.
Additionally, the Company has elected to exclude accrued interest receivable from the amortized cost of loans. As of March 31, 2020, the Company has accrued interest receivable for loans of $32,998, which is recorded in other assets on the Consolidated Balance Sheets.
In January 2017, FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350)” (“ASU 2017-04”). ASU 2017-04 amends and simplifies current goodwill impairment testing by eliminating certain testing under the earlier provisions. Under the new guidance, an entity performs the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 was adopted on January 1, 2020 and did not have a material impact on the Company’s financial statements.
In August 2018, FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 is intended to improve the disclosures on fair value measurements by eliminating, amending and adding certain disclosure requirements. These changes are intended to reduce costs for preparers while providing more useful information for financial statement users.   ASU 2018-13 was adopted on January 1, 2020 and did not have a material impact on the Company’s financial statements.
In March 2019, FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” (“ASU 2019-01”). ASU 2019-01 is intended to clarify potential implementation questions related to ASC 842. This includes clarification on the determination of fair value of underlying assets by lessors that are not manufacturers or dealers, cash flow presentation of sales-type and direct financing leases and transition disclosures related to accounting changes and error corrections. ASU 2019-01 was adopted on January 1, 2020 and did not have a material impact on the Company’s financial statements.
In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform (Topic 842): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions if certain criteria are met that reference LIBOR or another reference rate expected to be discontinued. As the guidance is intended to assist stakeholders during the global market-wide reference rate transition period, it is in effect only from March 12, 2020 through December 31, 2022. The Company has established a LIBOR Transition Committee and is currently evaluating the impact of adopting ASU 2020-04 on the consolidated financial statements.
Note 2 – Securities
(In Thousands, Except Number of Securities)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost, fair value and allowance for credit losses of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2020
U.S. Treasury securities	$7,605	$67	$—	$—	$7,672
Obligations of other U.S. Government agencies and corporations	2,514	31	—	—	2,545
Obligations of states and political subdivisions	256,974	6,399	(1,872)	—	261,501
Residential mortgage backed securities:
Government agency mortgage backed securities	709,117	24,296	—	—	733,413
Government agency collateralized mortgage obligations	159,940	4,653	—	—	164,593
Commercial mortgage backed securities:
Government agency mortgage backed securities	32,625	1,967	(2)	—	34,590
Government agency collateralized mortgage obligations	85,752	2,825	(178)	—	88,399
Trust preferred securities	12,091	—	(3,487)	—	8,604
Other debt securities	56,380	1,677	(245)	—	57,812
	$1,322,998	$41,915	$(5,784)	$—	$1,359,129

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
U.S. Treasury securities	$498	$1	$—	$499
Obligations of other U.S. Government agencies and corporations	2,518	16	(3)	2,531
Obligations of states and political subdivisions	218,362	5,134	(365)	223,131
Residential mortgage backed securities:
Government agency mortgage backed securities	708,970	8,951	(1,816)	716,105
Government agency collateralized mortgage obligations	172,178	1,322	(262)	173,238
Commercial mortgage backed securities:
Government agency mortgage backed securities	30,372	659	(24)	31,007
Government agency collateralized mortgage obligations	76,456	1,404	(109)	77,751
Trust preferred securities	12,153	—	(2,167)	9,986
Other debt securities	55,364	1,133	(132)	56,365
	$1,276,871	$18,620	$(4,878)	$1,290,613

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

There were no sales of securities for the three months ended March 31, 2020. Securities sold for the three months ended March 31, 2019 were as follows :

	Carrying Value	Net Proceeds	Gain/(Loss)
Obligations of states and political subdivisions	$10,368	$10,384	$16
Residential mortgage backed securities:
Government agency mortgage backed securities	230	227	(3)
	$10,598	$10,611	$13

Gross realized gains and losses on sales of securities available for sale for the three months ended March 31, 2019 were as follows:

Three Months Ended
March 31,
2019
Gross gains on sales of securities available for sale	$45
Gross losses on sales of securities available for sale	(32)
Gains on sales of securities available for sale, net	$13

At March 31, 2020 and December 31, 2019, securities with a carrying value of $500,820 and $416,849, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $37,743 and $27,754 were pledged as collateral for short-term borrowings and derivative instruments at March 31, 2020 and December 31, 2019, respectively.
The amortized cost and fair value of securities at March 31, 2020 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Due within one year	$19,647	$19,786
Due after one year through five years	34,038	34,948
Due after five years through ten years	81,750	84,830
Due after ten years	160,241	157,388
Residential mortgage backed securities:
Government agency mortgage backed securities	709,117	733,413
Government agency collateralized mortgage obligations	159,940	164,593
Commercial mortgage backed securities:
Government agency mortgage backed securities	32,625	34,590
Government agency collateralized mortgage obligations	85,752	88,399
Other debt securities	39,888	41,182
	$1,322,998	$1,359,129

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
March 31, 2020
Obligations of states and political subdivisions	29	$47,604	$(1,872)	0	$—	$—	29	$47,604	$(1,872)
Residential mortgage backed securities:
Government agency mortgage backed securities	1	106	—	0	—	—	1	106	—
Government agency collateralized mortgage obligations	0	—	—	0	—	—	0	—	—
Commercial mortgage backed securities:
Government agency mortgage backed securities	0	—	—	2	1,176	(2)	2	1,176	(2)
Government agency collateralized mortgage obligations	3	12,376	(178)	0	—	—	3	12,376	(178)
Trust preferred securities	2	8,604	(3,487)	0	—	—	2	8,604	(3,487)
Other debt securities	5	11,987	(245)	0	—	—	5	11,987	(245)
Total	40	$80,677	$(5,782)	2	$1,176	$(2)	42	$81,853	$(5,784)
December 31, 2019
Obligations of other U.S. Government agencies and corporations	0	$—	$—	1	$1,008	$(3)	1	$1,008	$(3)
Obligations of states and political subdivisions	26	33,902	(365)	0	—	—	26	33,902	(365)
Residential mortgage backed securities:
Government agency mortgage backed securities	37	233,179	(1,504)	16	20,775	(312)	53	253,954	(1,816)
Government agency collateralized mortgage obligations	11	45,319	(262)	0	—	—	11	45,319	(262)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	4,976	(23)	2	1,190	(1)	3	6,166	(24)
Government agency collateralized mortgage obligations	1	4,910	(109)	0	—	—	1	4,910	(109)
Trust preferred securities	0	—	—	2	9,986	(2,167)	2	9,986	(2,167)
Other debt securities	3	8,737	(131)	1	741	(1)	4	9,478	(132)
Total	79	$331,023	$(2,394)	22	$33,700	$(2,484)	101	$364,723	$(4,878)

The Company evaluates its investment portfolio for impairment related to credit losses on a quarterly basis. Impairment is assessed at the individual security level. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. If the Company intends to sell the investment security or if the Company does not expect to recover the entire amortized cost basis of the security before the Company is required to sell the security or before the security’s maturity the security is impaired and it is written down to fair value with all losses recognized in earnings.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

As such, no allowance for credit losses for securities was needed at March 31, 2020. There was no other-than-temporary impairment recorded during the three months ended March 31, 2019 (determined in accordance with the accounting standards in effect prior to our adoption of CECL).

Note 3 – Non Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 3, all references to “loans” mean non purchased loans excluding loans held for sale.

The following is a summary of non purchased loans and leases as of the dates presented:

	March 31, 2020	December 31, 2019
Commercial, financial, agricultural	$1,144,004	$1,052,353
Lease financing	88,351	85,700
Real estate – construction:
Residential	277,551	272,643
Commercial	467,515	502,258
Total real estate – construction	745,066	774,901
Real estate – 1-4 family mortgage:
Primary	1,466,887	1,449,219
Home equity	449,263	456,265
Rental/investment	285,244	291,931
Land development	155,233	152,711
Total real estate – 1-4 family mortgage	2,356,627	2,350,126
Real estate – commercial mortgage:
Owner-occupied	1,244,919	1,209,204
Non-owner occupied	1,874,559	1,803,587
Land development	122,694	116,085
Total real estate – commercial mortgage	3,242,172	3,128,876
Installment loans to individuals	229,856	199,843
Gross loans	7,806,076	7,591,799
Unearned income	(3,672)	(3,825)
Loans, net of unearned income	$7,802,404	$7,587,974

Past Due and Nonaccrual Loans
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Generally, the recognition of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer and other retail loans are typically charged-off no later than the time the loan is 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. All interest accrued for the current year, but not collected, for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company recognized $21 in interest income on nonaccrual non purchased loans during the first quarter of 2020.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2020
Commercial, financial, agricultural	$3,361	$96	$1,135,968	$1,139,425	$118	$4,410	$51	$4,579	$1,144,004
Lease financing	—	51	88,074	88,125	—	226	—	226	88,351
Real estate – construction:
Residential	267	284	274,272	274,823	—	2,728	—	2,728	277,551
Commercial	—	—	467,515	467,515	—	—	—	—	467,515
Total real estate – construction	267	284	741,787	742,338	—	2,728	—	2,728	745,066
Real estate – 1-4 family mortgage:
Primary	20,213	1,859	1,436,829	1,458,901	898	4,279	2,809	7,986	1,466,887
Home equity	1,184	720	446,756	448,660	31	394	178	603	449,263
Rental/investment	1,339	56	283,403	284,798	—	438	8	446	285,244
Land development	137	7	155,021	155,165	—	31	37	68	155,233
Total real estate – 1-4 family mortgage	22,873	2,642	2,322,009	2,347,524	929	5,142	3,032	9,103	2,356,627
Real estate – commercial mortgage:
Owner-occupied	2,868	889	1,237,360	1,241,117	870	2,538	394	3,802	1,244,919
Non-owner occupied	362	320	1,873,172	1,873,854	—	380	325	705	1,874,559
Land development	464	78	122,047	122,589	—	105	—	105	122,694
Total real estate – commercial mortgage	3,694	1,287	3,232,579	3,237,560	870	3,023	719	4,612	3,242,172
Installment loans to individuals	901	99	228,720	229,720	—	129	7	136	229,856
Unearned income	—	—	(3,672)	(3,672)	—	—	—	—	(3,672)
Loans, net of unearned income	$31,096	$4,459	$7,745,465	$7,781,020	$1,917	$15,658	$3,809	$21,384	$7,802,404

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2019
Commercial, financial, agricultural	$605	$476	$1,045,802	$1,046,883	$387	$5,023	$60	$5,470	$1,052,353
Lease financing	—	—	85,474	85,474	—	226	—	226	85,700
Real estate – construction	794	—	774,107	774,901	—	—	—	—	774,901
Real estate – 1-4 family mortgage	18,020	2,502	2,320,328	2,340,850	623	6,571	2,082	9,276	2,350,126
Real estate – commercial mortgage	2,362	276	3,119,785	3,122,423	372	4,655	1,426	6,453	3,128,876
Installment loans to individuals	1,000	204	198,555	199,759	—	17	67	84	199,843
Unearned income	—	—	(3,825)	(3,825)	—	—	—	—	(3,825)
Total	$22,781	$3,458	$7,540,226	$7,566,465	$1,382	$16,492	$3,635	$21,509	$7,587,974

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

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended March 31, 2020
Commercial, financial, agricultural	2	$898	$898
Real estate – 1-4 family mortgage:
Primary	3	447	449
Total	5	$1,345	$1,347

With respect to loans that were restructured during the three months ended March 31, 2020, none have subsequently defaulted as of the date of this report.

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were two restructured loans in the amount of $164 contractually 90 days past due or more and still accruing at March 31, 2020 and no restructured loans contractually 90 days past due or more and still accruing at March 31, 2019. The outstanding balance of restructured loans on nonaccrual status was $2,596 and $2,976 at March 31, 2020 and March 31, 2019, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2020	46	$4,679
Additional advances or loans with concessions	5	1,365
Reclassified as performing restructured loan	1	58
Reductions due to:
Principal paydowns	—	(42)
Totals at March 31, 2020	52	$6,060

The allocated allowance for credit losses on loans attributable to restructured loans was $193 and $32 at March 31, 2020 and March 31, 2019, respectively. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2020 and $44 at March 31, 2019.

Due to the current economic environment caused by the COVID-19 pandemic, the Company implemented a loan deferral program in March 2020 that provides temporary payment relief to both consumer and commercial customers. Any customer that is current on loan payments, taxes and insurance can qualify for a 90-day deferral of principal and interest payments. The Company’s loan deferral program complies with the guidance set forth in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and related guidance from the FDIC and other banking regulators. Through April 30, 2020, the Company has granted temporary

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

modifications on approximately 2,900 non purchased loans with total balances of approximately $1,285,000. In accordance with the applicable guidance, none of these loans were considered “restructured loans”.
Credit Quality
For commercial and commercial real estate loans, internal risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of these loans. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loans within the “Pass” grade generally have a lower risk of loss and therefore a lower risk factor applied to the loan balances. The “Pass” grade is reserved for loans with a risk rating between 1 and 4A, and the “Pass-Watch” grade (those with a risk rating of 4B and 4E) is utilized on a temporary basis for “Pass” grade loans where a significant adverse risk-modifying action is anticipated in the near term. Loans that migrate toward the “Substandard” grade (those with a risk rating between 5 and 9) generally have a higher risk of loss and therefore a higher risk factor applied to the related loan balances. During the first quarter of 2020, the Company proactively downgraded from “Pass” to “Pass-Watch” rated loans greater than $1,000 in certain industries the Company believes pose a greater risk in the current environment (i.e. hotel/motel, restaurant and entertainment industries). The following table presents the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2020
Commercial, Financial, Agricultural	$76,216	$274,388	$103,827	$66,812	$27,657	$31,662	$282,822	$13,979	$877,363
Pass	75,035	253,990	102,161	63,688	23,890	29,693	274,646	12,443	835,546
Pass-Watch	1,181	19,667	244	989	2,692	63	7,916	886	33,638
Substandard	—	731	1,422	2,135	1,075	1,906	260	650	8,179

Real Estate - Construction	$75,514	$396,047	$81,619	$83,621	$27,389	$—	$14,443	$75	$678,708
Residential	$55,230	$143,139	$11,881	$—	$—	$—	$6,770	$75	$217,095
Pass	55,230	143,075	9,153	—	—	—	6,770	75	214,303
Pass-Watch	—	—	—	—	—	—	—	—	—
Substandard	—	64	2,728	—	—	—	—	—	2,792

Commercial	$20,284	$252,908	$69,738	$83,621	$27,389	$—	$7,673	$—	$461,613
Pass	18,921	234,161	65,170	83,123	27,389	—	7,673	—	436,437
Pass-Watch	1,363	18,747	4,568	498	—	—	—	—	25,176
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$27,595	$129,544	$84,743	$43,367	$23,235	$20,005	$15,029	$388	$343,906
Primary	$4,406	$9,533	$8,090	$6,261	$1,497	$2,865	$960	$—	$33,612
Pass	4,406	9,533	7,917	6,261	1,214	2,846	960	—	33,137
Pass-Watch	—	—	—	—	—	2	—	—	2
Substandard	—	—	173	—	283	17	—	—	473

Home Equity	$—	$793	$327	$—	$—	$—	$10,327	$—	$11,447
Pass	—	793	327	—	—	—	10,201	—	11,321
Pass-Watch	—	—	—	—	—	—	126	—	126
Substandard	—	—	—	—	—	—	—	—	—

Rental/Investment	$7,743	$48,761	$38,003	$36,312	$21,206	$16,665	$1,333	$388	$170,411
Pass	7,743	46,959	37,502	35,287	18,978	15,438	1,233	388	163,528
Pass-Watch	—	388	232	952	2,001	652	100	—	4,325
Substandard	—	1,414	269	73	227	575	—	—	2,558

Land Development	$15,446	$70,457	$38,323	$794	$532	$475	$2,409	$—	$128,436
Pass	15,446	69,674	37,379	794	523	435	2,409	—	126,660
Pass-Watch	—	243	944	—	—	40	—	—	1,227

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Substandard	—	540	—	—	9	—	—	—	549

Real Estate - Commercial Mortgage	$236,893	$809,437	$533,181	$435,460	$414,685	$385,780	$77,005	$18,918	$2,911,359
Owner-Occupied	$56,096	$247,602	$223,225	$199,741	$144,544	$125,555	$32,773	$6,365	$1,035,901
Pass	52,629	238,900	193,125	175,474	115,879	111,230	28,180	6,365	921,782
Pass-Watch	2,792	8,277	26,581	19,904	24,663	12,716	2,653	—	97,586
Substandard	675	425	3,519	4,363	4,002	1,609	1,940	—	16,533

Non-Owner Occupied	$165,686	$530,660	$292,062	$229,628	$264,488	$253,359	$41,360	$12,553	$1,789,796
Pass	156,333	490,667	259,332	184,826	194,725	200,141	35,564	12,425	1,534,013
Pass-Watch	9,353	39,775	32,730	43,202	69,763	52,275	5,796	128	253,022
Substandard	—	218	—	1,600	—	943	—	—	2,761

Land Development	$15,111	$31,175	$17,894	$6,091	$5,653	$6,866	$2,872	$—	$85,662
Pass	13,239	31,175	16,213	6,091	3,880	6,790	2,872	—	80,260
Pass-Watch	1,872	—	1,681	—	—	—	—	—	3,553
Substandard	—	—	—	—	1,773	76	—	—	1,849

Installment loans to individuals	$—	$7	$—	$—	$—	$—	$—	$—	$7
Pass	—	7	—	—	—	—	—	—	7
Pass-Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$416,218	$1,609,423	$803,370	$629,260	$492,966	$437,447	$389,299	$33,360	$4,811,343
Pass	398,982	1,518,934	728,279	555,544	386,478	366,573	370,508	31,696	4,356,994
Pass-Watch	16,561	87,097	66,980	65,545	99,119	65,748	16,591	1,014	418,655
Substandard	675	3,392	8,111	8,171	7,369	5,126	2,200	650	35,694

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2020
Commercial, Financial, Agricultural	$8,855	$28,004	$16,678	$10,734	$4,892	$16,913	$180,110	$455	$266,641
Performing Loans	8,855	27,955	16,631	10,159	4,891	16,870	179,750	392	265,503
Non-Performing Loans	—	49	47	575	1	43	360	63	1,138

Lease Financing Receivables	$9,209	$38,374	$21,422	$6,999	$3,854	$4,821	$—	$—	$84,679
Performing Loans	9,209	38,374	21,422	6,999	3,628	4,770	—	—	84,402
Non-Performing Loans	—	—	—	—	226	51	—	—	277

Real Estate - Construction	$5,984	$51,279	$7,813	$743	$223	$—	$316	$—	$66,358
Residential	$4,862	$47,636	$7,063	$511	$68	$—	$316	$—	$60,456
Performing Loans	4,862	47,636	6,871	511	68	—	316	—	60,264
Non-Performing Loans	—	—	192	—	—	—	—	—	192

Commercial	$1,122	$3,643	$750	$232	$155	$—	$—	$—	$5,902
Performing Loans	1,122	3,643	750	232	155	—	—	—	5,902
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$91,729	$439,545	$375,081	$267,794	$143,083	$255,576	$436,912	$3,001	$2,012,721
Primary	$78,600	$400,107	$345,036	$239,952	$126,621	$241,563	$1,094	$302	$1,433,275
Performing Loans	78,600	399,661	341,058	238,066	125,960	238,923	1,034	302	1,423,604
Non-Performing Loans	—	446	3,978	1,886	661	2,640	60	—	9,671

Home Equity	$—	$306	$386	$205	$45	$1,245	$433,318	$2,311	$437,816
Performing Loans	—	306	386	205	45	1,125	432,263	2,163	436,493
Non-Performing Loans	—	—	—	—	—	120	1,055	148	1,323

Rental/Investment	$7,889	$29,839	$24,761	$24,579	$15,021	$10,788	$1,568	$388	$114,833
Performing Loans	7,889	29,839	24,705	24,549	14,973	10,689	1,568	388	114,600
Non-Performing Loans	—	—	56	30	48	99	—	—	233

Land Development	$5,240	$9,293	$4,898	$3,058	$1,396	$1,980	$932	$—	$26,797
Performing Loans	5,240	9,273	4,879	3,022	1,396	1,980	932	—	26,722
Non-Performing Loans	—	20	19	36	—	—	—	—	75

Real Estate - Commercial Mortgage	$23,887	$83,163	$71,819	$57,390	$44,728	$34,602	$14,934	$290	$330,813
Owner-Occupied	$14,795	$49,969	$45,312	$37,701	$29,621	$23,279	$8,107	$234	$209,018
Performing Loans	14,795	49,917	44,958	37,244	29,493	22,225	8,107	234	206,973
Non-Performing Loans	—	52	354	457	128	1,054	—	—	2,045

Non-Owner Occupied	$6,173	$21,808	$19,144	$15,746	$10,513	$7,688	$3,691	$—	$84,763
Performing Loans	6,173	21,808	19,144	15,746	10,513	7,299	3,691	—	84,374
Non-Performing Loans	—	—	—	—	—	389	—	—	389

Land Development	$2,919	$11,386	$7,363	$3,943	$4,594	$3,635	$3,136	$56	$37,032
Performing Loans	2,919	11,368	7,363	3,932	4,594	3,635	3,136	56	37,003
Non-Performing Loans	—	18	—	11	—	—	—	—	29

Installment loans to individuals	$43,867	$137,404	$22,035	$7,031	$3,918	$2,659	$12,832	$103	$229,849
Performing Loans	43,867	137,339	21,953	6,996	3,879	2,646	12,831	102	229,613
Non-Performing Loans	—	65	82	35	39	13	1	1	236

Total loans not subject to risk rating	$183,531	$777,769	$514,848	$350,691	$200,698	$314,571	$645,104	$3,849	$2,991,061
Performing Loans	183,531	777,119	510,120	347,661	199,595	310,162	643,628	3,637	2,975,453
Non-Performing Loans	—	650	4,728	3,030	1,103	4,409	1,476	212	15,608

The following disclosures are presented under GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior periods.

A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above and is applicable to these tables. The following table presents the Company’s loan portfolio by internal risk-rating grades as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pass	Watch	Substandard	Total
December 31, 2019
Commercial, financial, agricultural	$779,798	$11,949	$11,715	$803,462
Real estate – construction	698,950	501	9,209	708,660
Real estate – 1-4 family mortgage	339,079	3,856	3,572	346,507
Real estate – commercial mortgage	2,737,629	31,867	26,711	2,796,207
Installment loans to individuals	6	—	—	6
Total	$4,555,462	$48,173	$51,207	$4,654,842

	Performing	Non- Performing	Total
December 31, 2019
Commercial, financial, agricultural	$247,575	$1,316	$248,891
Lease financing	81,649	226	81,875
Real estate – construction	66,241	—	66,241
Real estate – 1-4 family mortgage	1,992,331	11,288	2,003,619
Real estate – commercial mortgage	330,714	1,955	332,669
Installment loans to individuals	199,549	288	199,837
Total	$2,918,059	$15,073	$2,933,132

The following disclosures are presented under GAAP in effect prior to the adoption of CECL that are no longer applicable or required. The Company has included these disclosures to address the applicable prior periods.
Impaired Loans
Loans formerly accounted for under FASB ASC 310-20, “Nonrefundable Fees and Other Cost” (“ASC 310-20”), and which are impaired loans recognized in conformity with ASC 310, “Receivables” (“ASC 310”), segregated by class, were as follows as of the date presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
December 31, 2019
Commercial, financial, agricultural	$6,623	$5,722	$—	$5,722	$1,222
Lease financing	226	226	—	226	3
Real estate – construction	9,145	—	9,145	9,145	—
Real estate – 1-4 family mortgage	14,018	13,689	—	13,689	143
Real estate – commercial mortgage	11,067	7,361	1,080	8,441	390
Installment loans to individuals	91	84	—	84	1
Totals	$41,170	$27,082	$10,225	$37,307	$1,759

The following table presents the average recorded investment and interest income recognized on loans formerly accounted for under ASC 310-20 and which are impaired loans for the period presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended
	March 31, 2019
	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$4,634	$10
Lease financing	87	—
Real estate – construction	8,485	102
Real estate – 1-4 family mortgage	8,490	51
Real estate – commercial mortgage	7,030	28
Installment loans to individuals	149	1
Total	$28,875	$192

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean purchased loans excluding loans held for sale.

The following is a summary of purchased loans as of the dates presented:

	March 31, 2020	December 31, 2019
Commercial, financial, agricultural	$280,572	$315,619
Real estate – construction:
Residential	11,449	16,407
Commercial	31,380	35,175
Total real estate – construction	42,829	51,582
Real estate – 1-4 family mortgage:
Primary	309,549	332,729
Home equity	114,463	117,275
Rental/investment	44,222	43,169
Land development	21,440	23,314
Total real estate – 1-4 family mortgage	489,674	516,487
Real estate – commercial mortgage:
Owner-occupied	418,079	428,077
Non-owner occupied	610,383	647,308
Land development	38,074	40,004
Total real estate – commercial mortgage	1,066,536	1,115,389
Installment loans to individuals	87,362	102,587
Loans, net of unearned income	$1,966,973	$2,101,664

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Past Due and Nonaccrual Loans
The Company’s policies with respect to placing loans on nonaccrual status or charging off loans, and its accounting for interest on any such loans, are described above in Note 3, “Non Purchased Loans.” The Company recognized $147 in interest income on nonaccrual purchased loans during the first quarter of 2020.
The following table provides an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2020
Commercial, financial, agricultural	$2,284	$2,984	$269,348	$274,616	$820	$1,551	$3,585	$5,956	$280,572
Real estate – construction:
Residential	647	—	10,802	11,449	—	—	—	—	11,449
Commercial	—	—	31,380	31,380	—	—	—	—	31,380
Total real estate – construction	647	—	42,182	42,829	—	—	—	—	42,829
Real estate – 1-4 family mortgage:
Primary	5,507	312	297,809	303,628	1,191	3,764	966	5,921	309,549
Home equity	65	69	112,902	113,036	200	478	749	1,427	114,463
Rental/investment	102	30	43,214	43,346	54	732	90	876	44,222
Land development	53	—	21,055	21,108	47	—	285	332	21,440
Total real estate – 1-4 family mortgage	5,727	411	474,980	481,118	1,492	4,974	2,090	8,556	489,674
Real estate – commercial mortgage:
Owner-occupied	1,356	1,497	412,188	415,041	261	125	2,652	3,038	418,079
Non-owner occupied	519	50	608,960	609,529	11	697	146	854	610,383
Land development	604	72	36,980	37,656	—	164	254	418	38,074
Total real estate – commercial mortgage	2,479	1,619	1,058,128	1,062,226	272	986	3,052	4,310	1,066,536
Installment loans to individuals	3,291	90	83,713	87,094	11	73	184	268	87,362
Loans, net of unearned income	$14,428	$5,104	$1,928,351	$1,947,883	$2,595	$7,584	$8,911	$19,090	$1,966,973

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2019
Commercial, financial, agricultural	$1,889	$998	$311,218	$314,105	$—	$1,246	$268	$1,514	$315,619
Real estate – construction	319	—	51,263	51,582	—	—	—	—	51,582
Real estate – 1-4 family mortgage	5,516	2,244	503,826	511,586	605	2,762	1,534	4,901	516,487
Real estate – commercial mortgage	3,454	922	1,110,570	1,114,946	—	123	320	443	1,115,389
Installment loans to individuals	3,709	153	98,545	102,407	1	51	128	180	102,587
Total	$14,887	$4,317	$2,075,422	$2,094,626	$606	$4,182	$2,250	$7,038	$2,101,664

Restructured Loans

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

An explanation of what constitutes a “restructured loan,” and management’s analysis in determining whether to restructure a loan, are described above in Note 3, “Non Purchased Loans.”
The table below illustrates the impact of modifications classified as restructured loans which were made during the periods presented and held on the Consolidated Balance Sheets at the respective period end. There were no newly restructured loans during the three months ended March 31, 2019.

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended March 31, 2020
Real estate – 1-4 family mortgage:
Primary	1	$223	$114

With respect to loans that were restructured during the three months ended March 31, 2020, none have subsequently defaulted as of the date of this report.

There were two restructured loans in the amount of $134 contractually 90 days past due or more and still accruing at March 31, 2020 and four restructured loans in the amount of $414 contractually 90 days past due or more and still accruing at March 31, 2019. The outstanding balance of restructured loans on nonaccrual status was $3,797 and $1,851 at March 31, 2020 and March 31, 2019, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2020	54	$7,275
Additional advances or loans with concessions	1	209
Reductions due to:
Reclassified to nonperforming loans	(12)	(2,449)
Paid in full	(1)	(34)
Charge-offs	(1)	(3)
Principal paydowns	—	(19)
Totals at March 31, 2020	41	$4,979

The allocated allowance for credit losses on loans attributable to restructured loans was $56 and $86 at March 31, 2020 and March 31, 2019, respectively. The Company had $7 and $3 in remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2020 and March 31, 2019, respectively.

As discussed in Note 3, “Non Purchased Loans,” the Company has implemented a loan deferral program in response to the COVID-19 pandemic. Through April 30, 2020, the Company has granted temporary modifications on approximately 600 purchased loans with total balances of approximately $415,000. Under the applicable guidance, none of these loans were considered “restructured loans”.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Credit Quality
A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 3, “Non Purchased Loans.” The following table presents the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2020
Commercial, Financial, Agricultural	$—	$1,845	$40,693	$41,361	$33,262	$33,099	$113,126	$1,786	$265,172
Pass	—	1,845	26,920	32,523	29,791	29,291	100,538	1,398	222,306
Pass-Watch	—	—	—	2,564	1,790	1,271	2,374	131	8,130
Substandard	—	—	13,773	6,274	1,681	2,537	10,214	257	34,736

Real Estate - Construction	$—	$—	$10,283	$14,029	$9,949	$6,581	$259	$—	$41,101
Residential	$—	$—	$3,857	$4,923	$682	$—	$259	$—	$9,721
Pass	—	—	3,857	4,923	682	—	259	—	9,721
Pass-Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$6,426	$9,106	$9,267	$6,581	$—	$—	$31,380
Pass	—	—	6,426	9,106	9,267	6,581	—	—	31,380
Pass-Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$16,663	$10,884	$3,841	$53,263	$3,875	$253	$88,779
Primary	$—	$—	$7,936	$7,192	$1,175	$21,681	$—	$—	$37,984
Pass	—	—	6,674	7,192	1,156	15,891	—	—	30,913
Pass-Watch	—	—	—	—	—	767	—	—	767
Substandard	—	—	1,262	—	19	5,023	—	—	6,304

Home Equity	$—	$—	$—	$—	$—	$—	$1,819	$253	$2,072
Pass	—	—	—	—	—	—	1,104	—	1,104
Pass-Watch	—	—	—	—	—	—	176	—	176
Substandard	—	—	—	—	—	—	539	253	792

Rental/Investment	$—	$—	$—	$1,229	$873	$28,203	$107	$—	$30,412
Pass	—	—	—	1,229	873	25,343	107	—	27,552
Pass-Watch	—	—	—	—	—	330	—	—	330
Substandard	—	—	—	—	—	2,530	—	—	2,530

Land Development	$—	$—	$8,727	$2,463	$1,793	$3,379	$1,949	$—	$18,311
Pass	—	—	8,389	2,436	1,793	2,230	1,949	—	16,797
Pass-Watch	—	—	338	—	—	—	—	—	338
Substandard	—	—	—	27	—	1,149	—	—	1,176

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - Commercial Mortgage	$—	$—	$95,770	$178,360	$186,517	$523,528	$38,999	$320	$1,023,494
Owner-Occupied	$—	$—	$25,640	$47,266	$66,524	$239,440	$14,541	$320	$393,731
Pass	—	—	24,627	43,304	45,607	204,909	14,422	—	332,869
Pass-Watch	—	—	1,013	1,661	18,309	13,669	—	—	34,652
Substandard	—	—	—	2,301	2,608	20,862	119	320	26,210

Non-Owner Occupied	$—	$—	$62,334	$125,736	$116,669	$268,725	$23,685	$—	$597,149
Pass	—	—	42,381	92,855	77,092	225,668	18,869	—	456,865
Pass-Watch	—	—	19,942	32,881	39,577	31,429	4,816	—	128,645
Substandard	—	—	11	—	—	11,628	—	—	11,639

Land Development	$—	$—	$7,796	$5,358	$3,324	$15,363	$773	$—	$32,614
Pass	—	—	6,922	5,303	3,097	8,422	656	—	24,400
Pass-Watch	—	—	874	55	86	5,494	117	—	6,626
Substandard	—	—	—	—	141	1,447	—	—	1,588

Total loans subject to risk rating	$—	$1,845	$163,409	$244,634	$233,569	$616,471	$156,259	$2,359	$1,418,546
Pass	—	1,845	126,196	198,871	169,358	518,335	137,904	1,398	1,153,907
Pass-Watch	—	—	22,167	37,161	59,762	52,960	7,483	131	179,664
Substandard	—	—	15,046	8,602	4,449	45,176	10,872	830	84,975

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating by origination date:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2020
Commercial, Financial, Agricultural	$—	$—	$10	$397	$406	$2,950	$11,502	$135	$15,400
Performing Loans	—	—	10	397	406	2,950	11,502	135	15,400
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$—	$—	$—	$1,728	$—	$—	$—	$—	$1,728
Residential	$—	$—	$—	$1,728	$—	$—	$—	$—	$1,728
Performing Loans	—	—	—	1,728	—	—	—	—	1,728
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$376	$4,237	$48,881	$42,684	$200,925	$101,461	$2,331	$400,895
Primary	$—	$252	$2,985	$43,379	$39,731	$184,583	$491	$144	$271,565
Performing Loans	—	252	2,874	42,613	39,641	179,700	491	144	265,715
Non-Performing Loans	—	—	111	766	90	4,883	—	—	5,850

Home Equity	$—	$—	$748	$5,105	$2,295	$1,086	$100,970	$2,187	$112,391
Performing Loans	—	—	748	5,105	2,295	1,018	100,510	1,471	111,147
Non-Performing Loans	—	—	—	—	—	68	460	716	1,244

Rental/Investment	$—	$124	$—	$—	$334	$13,352	$—	$—	$13,810
Performing Loans	—	124	—	—	334	13,191	—	—	13,649
Non-Performing Loans	—	—	—	—	—	161	—	—	161

Land Development	$—	$—	$504	$397	$324	$1,904	$—	$—	$3,129
Performing Loans	—	—	504	397	77	1,904	—	—	2,882
Non-Performing Loans	—	—	—	—	247	—	—	—	247

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - Commercial Mortgage	$—	$344	$662	$926	$908	$37,698	$2,504	$—	$43,042
Owner-Occupied	$—	$—	$—	$591	$710	$21,280	$1,767	$—	$24,348
Performing Loans	—	—	—	591	710	21,129	1,767	—	24,197
Non-Performing Loans	—	—	—	—	—	151	—	—	151

Non-Owner Occupied	$—	$344	$501	$—	$68	$11,912	$409	$—	$13,234
Performing Loans	—	344	501	—	68	11,766	409	—	13,088
Non-Performing Loans	—	—	—	—	—	146	—	—	146

Land Development	$—	$—	$161	$335	$130	$4,506	$328	$—	$5,460
Performing Loans	—	—	161	335	130	4,434	328	—	5,388
Non-Performing Loans	—	—	—	—	—	72	—	—	72

Installment loans to individuals	$—	$—	$54,787	$20,881	$1,688	$5,357	$4,605	$44	$87,362
Performing Loans	—	—	54,733	20,805	1,597	5,221	4,605	44	87,005
Non-Performing Loans	—	—	54	76	91	136	—	—	357

Total loans not subject to risk rating	$—	$720	$59,696	$72,813	$45,686	$246,930	$120,072	$2,510	$548,427
Performing Loans	—	720	59,531	71,971	45,258	241,313	119,612	1,794	540,199
Non-Performing Loans	—	—	165	842	428	5,617	460	716	8,228

The following disclosures are presented under GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior periods.

A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 3, “Non Purchased Loans,” and is applicable to these tables. The following table presents the Company’s loan portfolio by internal risk-rating grades as of the dates presented:

	Pass	Watch	Substandard	Total
December 31, 2019
Commercial, financial, agricultural	$259,760	$7,166	$5,220	$272,146
Real estate – construction	48,994	—	—	48,994
Real estate – 1-4 family mortgage	78,105	791	3,935	82,831
Real estate – commercial mortgage	909,513	56,334	15,835	981,682
Installment loans to individuals	—	—	—	—
Total	$1,296,372	$64,291	$24,990	$1,385,653

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Performing	Non- Performing	Total
December 31, 2019
Commercial, financial, agricultural	$13,935	$—	$13,935
Real estate – construction	1,725	—	1,725
Real estate – 1-4 family mortgage	394,476	3,638	398,114
Real estate – commercial mortgage	30,472	101	30,573
Installment loans to individuals	99,139	261	99,400
Total	$539,747	$4,000	$543,747

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following disclosures are presented under GAAP in effect prior to the adoption of CECL that are no longer applicable or required. The Company has included these disclosures to address the applicable prior periods.
Impaired Loans
The Company’s former policies with respect to the determination of whether a loan is impaired and the treatment of such loans are described above in Note 3, “Non Purchased Loans.”
Loans formerly accounted for under ASC 310-20, and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the date presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
December 31, 2019
Commercial, financial, agricultural	$2,979	$1,837	$901	$2,738	$212
Real estate – construction	3,269	2,499	772	3,271	16
Real estate – 1-4 family mortgage	7,464	2,801	3,772	6,573	17
Real estate – commercial mortgage	1,148	981	128	1,109	6
Installment loans to individuals	202	110	71	181	2
Totals	$15,062	$8,228	$5,644	$13,872	$253

The following table presents the average recorded investment and interest income recognized on loans formerly accounted for under ASC 310-20 and which are impaired loans for the period presented:

	Three Months Ended
	March 31, 2019
	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$1,242	$3
Real estate – construction	320	—
Real estate – 1-4 family mortgage	5,577	42
Real estate – commercial mortgage	2,630	12
Installment loans to individuals	397	—
Total	$10,166	$57

Loans formerly accounted for under ASC 310-30, and which are impaired loans recognized in conformity with ASC 310, segregated by class, were as follows as of the date presented:

	Unpaid Contractual Principal Balance	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance
December 31, 2019
Commercial, financial, agricultural	$49,162	$3,695	$25,843	$29,538	$292
Real estate – construction	882	—	863	863	—
Real estate – 1-4 family mortgage	42,969	10,061	25,482	35,543	291
Real estate – commercial mortgage	119,929	52,501	50,632	103,133	1,386
Installment loans to individuals	5,411	640	2,547	3,187	2
Totals	$218,353	$66,897	$105,367	$172,264	$1,971

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the average recorded investment and interest income recognized on loans formerly accounted for under ASC 310-30 and which are impaired loans for the period presented:

	Three Months Ended
	March 31, 2019
	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$27,403	$427
Real estate – construction	—	—
Real estate – 1-4 family mortgage	44,177	572
Real estate – commercial mortgage	137,421	1,796
Installment loans to individuals	4,144	106
Total	$213,145	$2,901

Loans Purchased with Deteriorated Credit Quality
Loans purchased in business combinations that exhibited, at the date of acquisition, evidence of deterioration of the credit quality since origination, such that it was probable that all contractually required payments would not be collected, were as follows as of the date presented:

Total Purchased Credit Deteriorated Loans
December 31, 2019
Commercial, financial, agricultural	$29,538
Real estate – construction	863
Real estate – 1-4 family mortgage	35,543
Real estate – commercial mortgage	103,133
Installment loans to individuals	3,187
Total	$172,264

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Allowance for Credit Losses
(In Thousands)
The following is a summary of total non purchased and purchased loans as of the dates presented:

	March 31, 2020	December 31, 2019
Commercial, financial, agricultural	$1,424,576	$1,367,972
Lease financing	88,351	85,700
Real estate – construction:
Residential	289,000	289,050
Commercial	498,895	537,433
Total real estate – construction	787,895	826,483
Real estate – 1-4 family mortgage:
Primary	1,776,436	1,781,948
Home equity	563,726	573,540
Rental/investment	329,466	335,100
Land development	176,673	176,025
Total real estate – 1-4 family mortgage	2,846,301	2,866,613
Real estate – commercial mortgage:
Owner-occupied	1,662,998	1,637,281
Non-owner occupied	2,484,942	2,450,895
Land development	160,768	156,089
Total real estate – commercial mortgage	4,308,708	4,244,265
Installment loans to individuals	317,218	302,430
Gross loans	9,773,049	9,693,463
Unearned income	(3,672)	(3,825)
Loans, net of unearned income	9,769,377	9,689,638
Allowance for credit losses on loans	(120,185)	(52,162)
Net loans	$9,649,192	$9,637,476

Allowance for Credit Losses on Loans

The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb probable credit losses inherent in the entire loan portfolio. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis. Expected credit loss inherent in non-cancellable off-balance-sheet credit exposures is accounted for as a separate liability in the Consolidated Balance Sheets. The allowance for credit losses for loans held for investment, as reported in our Consolidated Balance Sheets, is adjusted by a provision for credit losses, which is reported in earnings, and reduced by net charge-offs. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The credit loss estimation process involves procedures to appropriately consider the unique characteristics of the Company’s loan portfolio segments. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in the Company’s process for estimation of expected credit losses. Credit quality monitoring procedures and indicators can include an assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories and other factors, including the Company's risk rating system, regulatory guidance and economic conditions, such as unemployment rate and GDP growth in the markets in which the Company operates, as well as trends in the market values of underlying collateral securing loans, all as determined based on input from management, loan review staff and other sources. This evaluation is complex and inherently subjective, as it requires estimates by management that are inherently uncertain and therefore susceptible to significant revision as more information becomes available. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and provision for credit losses in those future periods.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, a collective or pooled component for estimating expected credit losses for pools of loans that share similar risk characteristics; and second, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans.
Loans Evaluated on a Collective (Pool) Basis
The allowance for credit losses for loans that share similar risk characteristics with other loans is calculated on a collective or pool basis, where such loans are segregated into loan portfolio segments based upon similarity of credit risk. The Company’s primary loan portfolio segments are as follows:
Commercial, Financial, and Agricultural (“Commercial”) - Commercial loans are customarily granted to established local business customers in the Company's market area on a collateralized basis to meet their credit needs. Maturities are typically short term in nature and are commensurate with the secondary source of repayment that serves as the Company’s collateral. Although commercial loans may be collateralized by equipment or other business assets, the repayment of this type of loan depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the chief considerations when assessing the risk of a commercial loan are the local business borrower’s ability to sell its products/services, thereby generating sufficient operating revenue to repay the Company under the agreed upon terms and conditions, and the general business conditions of the local economy or other market that the business serves.
Real Estate - Construction - The Company’s construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 9 to 12 months for residential properties and from 24 to 36 months for non-residential and multi-family properties. The source of repayment of a construction loan comes from the sale or lease of newly-constructed property, although often construction loans are repaid with the proceeds of a commercial real estate loan that the Company makes to the owner or lessor of the newly-constructed property.
Real Estate - 1-4 Family Mortgage - This segment of the Company’s loan portfolio includes loans secured by first or second liens on residential real estate in which the property is the principal residence of the borrower, as well as loans secured by residential real estate in which the property is rented to tenants or is not the principal residence of the borrower; loans for the preparation of residential real property prior to construction are also included in this segment. Finally, this segment includes home equity loans or lines of credit and term loans secured by first and second mortgages on the residences of borrowers who elect to use the accumulated equity in their homes for purchases, refinances, home improvements, education and other personal expenditures.
Real Estate - Commercial Mortgage - Included in this portfolio segment (referred to collectively as “commercial real estate loans”) are “owner-occupied” loans in which the owner develops a property with the intention of locating its business there. Payments on these loans are dependent on the successful development and management of the business as well as the borrower’s ability to generate sufficient operating revenue to repay the loan. In some instances, in addition to the mortgage on the underlying real estate of the business, the commercial real estate loans are secured by other non-real estate collateral, such as equipment or other assets used in the business. In addition to owner-occupied commercial real estate loans, the Company offers loans in which the owner develops a property where the source of repayment of the loan will come from the sale or lease of the developed property, for example, retail shopping centers, hotels, storage facilities, etc. These loans are referred to as “non-owner occupied” commercial real estate loans. The Company also offers commercial real estate loans to developers of commercial properties for purposes of site acquisition and preparation and other development prior to actual construction (referred to as “commercial land development loans”). Non-owner occupied commercial real estate loans and commercial land development loans are dependent on the successful completion of the project and may be affected by adverse conditions in the real estate market or the economy as a whole.
Lease Financing - This segment of the Company’s loan portfolio includes loans granted to provide capital to businesses for commercial equipment needs. These loans are generally granted for periods ranging between two and five years at fixed rates of interest. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to the Company. In the event of default, a shortfall in the value of the collateral may pose a loss in this loan category. The Company obtains a lien against the collateral securing the loan and holds title (if applicable) until the loan is repaid in full. Transportation, manufacturing, healthcare, material handling, printing and construction are the industries that typically obtain lease financing.
Installment Loans to Individuals - Installment loans to individuals (or “consumer loans”) are granted to individuals for the purchase of personal goods. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to the Company. In the event of default, a shortfall in the value of the collateral may pose a loss in this loan category. Before granting a consumer loan, the Company assesses the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. The Company obtains a lien against the collateral securing the loan and holds title until the loan is repaid in full.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

In determining the allowance for credit losses on loans evaluated on a collective basis, the Company categorizes loan pools based on loan type and/or risk rating. The Company uses two CECL models: (1) a loss rate model, based on average historical life-of-loan loss rates, is used for the Real Estate - 1-4 Family Mortgage, Real Estate - Construction and the Installment Loans to Individuals portfolio segments, and (2) for the Commercial, Real Estate - Commercial Mortgage and Lease Financing portfolio segments, the Company uses a probability of default/loss given default model, which calculates an expected loss percentage for each loan pool by considering (a) the probability of default, based on the migration of loans from performing (using risk ratings) to default using life-of-loan analysis periods and (b) the historical severity of loss, based on the aggregate net lifetime losses incurred per loan pool.
The historical loss rates calculated as described above are adjusted, as necessary, for both internal and external qualitative factors where there are differences in the historical loss data of the Company and current or projected future conditions. Internal factors include loss history, changes in credit quality (including movement between risk ratings) and/or credit concentration, the nature and volume of the respective loan portfolio segments, and changes in lending or loan review staffing. External factors include current and reasonable and supportable forecasted economic conditions, the competitive environment and changes in collateral values. These factors are used to adjust the historical loss rates (as described above) to ensure that they reflect management’s expectation of future conditions based on a reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, when necessary, the models immediately revert back to the historical loss rates adjusted for qualitative factors related to current conditions.
Loans Evaluated on an Individual Basis
For loans that do not share similar risk characteristics with other loans, an individual analysis is performed to determine the expected credit loss. If the respective loan is collateral dependent (that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral), the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of collateral is initially based on external appraisals. Generally, collateral values for loans for which measurement of expected losses is dependent on collateral values are updated every twelve months, either from external third parties or in-house certified appraisers. Third-party appraisals are obtained from a pre-approved list of independent, third-party, local appraisal firms. The fair value of the collateral derived from external appraisal is then adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. Other acceptable methods for determining the expected credit losses for individually evaluated loans is a discounted cash flow approach or, if applicable, an observable market price. Once the expected credit loss amount is determined, an allowance is provided for equal to the calculated expected credit loss and included in the allowance for credit losses.
The Company considers the loans in the Real Estate - Construction, Real Estate - 1-4 Family Mortgage and Real Estate - Commercial Mortgage loan segments disclosed as individually evaluated in the table below as collateral dependent with the type of collateral being real estate.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a roll forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the period presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Three Months Ended March 31, 2020
Allowance for credit losses:
Beginning balance	$10,658	$5,029	$9,814	$24,990	$910	$761	$52,162
Impact of the adoption of ASC 326	11,351	3,505	14,314	4,293	521	8,500	42,484
Charge-offs	(393)	—	(221)	(2,047)	—	(2,688)	(5,349)
Recoveries	190	—	88	1,699	5	2,556	4,538
Net (charge-offs) recoveries	(203)	—	(133)	(348)	5	(132)	(811)
Provision for credit losses on loans	4,131	2,390	3,325	15,302	152	1,050	26,350
Ending balance	$25,937	$10,924	$27,320	$44,237	$1,588	$10,179	$120,185
Period-End Amount Allocated to:
Individually evaluated	$3,653	$—	$370	$856	$—	$270	$5,149
Collectively evaluated	22,284	10,924	26,950	43,381	1,588	9,909	115,036
Ending balance	$25,937	$10,924	$27,320	$44,237	$1,588	$10,179	$120,185
Loans:
Individually evaluated	$10,460	$2,728	$5,865	$7,508	$—	$625	$27,186
Collectively evaluated	1,414,116	785,167	2,840,436	4,301,200	84,679	316,593	9,742,191
Ending balance	$1,424,576	$787,895	$2,846,301	$4,308,708	$84,679	$317,218	$9,769,377

Nonaccruing loans with no allowance for credit losses	$4,224	$2,728	$3,309	$2,594	$—	$—	$12,855

Upon adoption of ASC 326 on January 1, 2020, the allowance for credit losses on loans was increased by $42,484. The Company recorded a first quarter provision for credit losses on loans of $26,350. The significant provision recorded during the current period is primarily driven by the current and future economic uncertainty caused by the COVID-19 pandemic, including the uncertainty regarding the national unemployment rate and GDP growth. The Company also factored into its estimate the potential benefit of the government programs implemented through the CARES Act and the internal loan deferral program being offered to qualified customers. The Company utilized a one year reasonable and supportable forecast range during the current period. The Company proactively downgraded from “Pass” to “Pass-Watch” loans greater than $1,000 in certain industries the Company believes pose a greater risk in the current environment (i.e. hotel/motel, restaurant, entertainment and retail trade industries). The Company will continue to monitor the performance of all portfolios and the severity and potential subsequent recovery of the economic environment.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a roll forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology prior to the adoption of ASC 326 for the period presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total

Three Months Ended March 31, 2019
Allowance for credit losses:
Beginning balance	$8,269	$4,755	$10,139	$24,492	$1,371	$49,026
Charge-offs	(258)	—	(497)	(562)	(220)	(1,537)
Recoveries	374	7	197	245	23	846
Net (charge-offs) recoveries	116	7	(300)	(317)	(197)	(691)
Provision for credit losses on loans	1,237	16	(348)	468	127	1,500
Ending balance	$9,622	$4,778	$9,491	$24,643	$1,301	$49,835
Period-End Amount Allocated to:
Individually evaluated for impairment	$1,181	$58	$127	$842	$5	$2,213
Collectively evaluated for impairment	8,312	4,720	8,944	21,828	1,294	45,098
Purchased with deteriorated credit quality	129	—	420	1,973	2	2,524
Ending balance	$9,622	$4,778	$9,491	$24,643	$1,301	$49,835

(1)	Includes lease financing receivables.

The following table provides the recorded investment in loans, net of unearned income, based on the Company’s former impairment methodology prior to the adoption of ASC 326.

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total
December 31, 2019
Individually evaluated for impairment	$8,460	$12,416	$20,262	$9,550	$491	$51,179
Collectively evaluated for impairment	1,329,974	813,204	2,810,808	4,131,582	380,627	9,466,195
Purchased with deteriorated credit quality	29,538	863	35,543	103,133	3,187	172,264
Ending balance	$1,367,972	$826,483	$2,866,613	$4,244,265	$384,305	$9,689,638

(1)	Includes lease financing receivables.

Allowance for Credit Losses on Unfunded Loan Commitments
The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in the "other liabilities" line item on the Consolidated Balance Sheets. Management estimates the amount of expected losses on unfunded loan commitments by calculating a likelihood of funding over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the allowance for credit losses on loans methodology described above to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company. The following table provides a roll forward of the allowance for credit losses on unfunded loan commitments.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$946
Impact of the adoption of ASC 326	10,389
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	3,400
Ending balance	$14,735

Note 6 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

	Purchased OREO	Non Purchased OREO	Total OREO
March 31, 2020
Residential real estate	$649	$1,012	$1,661
Commercial real estate	2,058	1,353	3,411
Residential land development	572	387	959
Commercial land development	2,151	489	2,640
Total	$5,430	$3,241	$8,671
December 31, 2019
Residential real estate	$890	$415	$1,305
Commercial real estate	2,106	1,548	3,654
Residential land development	530	369	899
Commercial land development	1,722	430	2,152
Total	$5,248	$2,762	$8,010

Changes in the Company’s purchased and non purchased OREO were as follows:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at January 1, 2020	$5,248	$2,762	$8,010
Transfers of loans	754	886	1,640
Impairments	(178)	(19)	(197)
Dispositions	(394)	(388)	(782)
Balance at March 31, 2020	$5,430	$3,241	$8,671

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Repairs and maintenance	$86	$95
Property taxes and insurance	133	107
Impairments	197	727
Net losses on OREO sales	12	80
Rental income	(10)	(5)
Total	$418	$1,004

Note 7 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the three months ended March 31, 2020 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2020	$936,916	$2,767	$939,683
Adjustment to previously recorded goodwill	—	—	—
Balance at March 31, 2020	$936,916	$2,767	$939,683

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2020
Core deposit intangibles	$82,492	$(48,449)	$34,043
Customer relationship intangible	2,470	(1,148)	1,322
Total finite-lived intangible assets	$84,962	$(49,597)	$35,365
December 31, 2019
Core deposit intangibles	$82,492	$(46,599)	$35,893
Customer relationship intangible	2,470	(1,103)	1,367
Total finite-lived intangible assets	$84,962	$(47,702)	$37,260

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended
	March 31,
	2020	2019
Amortization expense for:
Core deposit intangibles	$1,850	$2,077
Customer relationship intangible	45	33
Total intangible amortization	$1,895	$2,110

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2020 and the succeeding four years is summarized as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2020	$6,939	$181	$7,120
2021	5,860	181	6,041
2022	4,940	181	5,121
2023	4,044	181	4,225
2024	3,498	181	3,679

Note 8 – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights (“MSRs”) are recognized as a separate asset on the date the corresponding mortgage loan is sold. MSRs are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance in the amount that unamortized cost exceeds fair value. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances related to servicing rights are reported in mortgage banking income on the Consolidated Statements of Income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. There were $9,571 of valuation adjustments on MSRs during the three months ended March 31, 2020, primarily arising on account of the difference between actual prepayment speeds and the Company’s assumptions with respect to prepayment speeds; no valuation adjustments were recognized during the three months ended March 31, 2019. A continued decline in mortgage interest rates and an increase in actual prepayment speeds may cause additional negative adjustments to the valuation of the Company’s MSRs.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2020	$53,208
Capitalization	4,945
Amortization	(2,217)
Valuation adjustment	(9,571)
Balance at March 31, 2020	$46,365

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

	March 31, 2020	December 31, 2019
Unpaid principal balance	$5,051,174	$4,871,155

Weighted-average prepayment speed (CPR)	13.51%	11.48%
Estimated impact of a 10% increase	$(1,675)	$(2,469)
Estimated impact of a 20% increase	(3,234)	(4,774)

Discount rate	9.73%	9.69%
Estimated impact of a 10% increase	$(2,701)	$(2,027)
Estimated impact of a 20% increase	(5,203)	(3,908)

Weighted-average coupon interest rate	4.01%	4.04%
Weighted-average servicing fee (basis points)	29.62	29.20
Weighted-average remaining maturity (in years)	5.65	6.35

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company recorded servicing fees of $2,623 and $2,254 for the three months ended March 31, 2020 and 2019, respectively, which are included in “Mortgage banking income” in the Consolidated Statements of Income. The Company recorded servicing fees of $2,623 and $2,254 for the three months ended March 31, 2020 and 2019, respectively.

Note 9 - Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)

Pension and Post-retirement Medical Plans
The Company sponsors a noncontributory defined benefit pension plan, under which participation and benefit accruals ceased as of December 31, 1996 and it provides retiree medical benefits, consisting of the opportunity to purchase coverage at subsidized rates under the Company’s group medical plan.

Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost	$—	$—	$2	$2
Interest cost	242	273	5	8
Expected return on plan assets	(413)	(363)	—	—
Recognized actuarial loss (gain)	79	86	(18)	(14)
Net periodic benefit return	$(92)	$(4)	$(11)	$(4)

Incentive Compensation Plans
The Company maintains a long-term equity compensation plan that provides for the grant of stock options and the award of restricted stock. There were no stock options granted, nor compensation expense associated with options recorded, during the three months ended March 31, 2020 or 2019. The following table summarizes information about options outstanding, exercised and forfeited as of and for the three months ended March 31, 2020:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	29,250	$15.86
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at end of period	29,250	$15.86

The Company also awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to non-employee directors, executives, and other officers and employees.

The following table summarizes the changes in restricted stock as of and for the three months ended March 31, 2020:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	115,725	$34.00	500,932	$36.34
Awarded	81,423	35.42	210,893	35.42
Vested	—	—	(83,740)	39.71
Cancelled	(2,233)	33.70	(22,427)	37.43
Nonvested at end of period	194,915	$34.60	605,658	$35.51

During the three months ended March 31, 2020, the Company reissued 104,902 shares from treasury in connection with the exercise of stock options and awards of restricted stock. The Company recorded total stock-based compensation expense of $2,750 and $2,637 for the three months ended March 31, 2020 and 2019, respectively.

Note 10 – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2020, the Company had notional amounts of $219,068 on interest rate contracts with corporate customers and $219,068 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

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
In March 2020, the Company entered into a forward interest rate swap contract on floating rate liabilities with a notional amount of $100,000. The interest rate swap contract is accounted for as a cash flow hedge with the objective of protecting against any interest rate volatility on future FHLB borrowings for a ten-year period beginning March 23, 2022 and ending March 23, 2032. Under this contract, the Company pays a fixed interest rate and receives a variable interest rate based on one-month LIBOR with monthly net settlements.
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate and adjustable-rate mortgage loans was $1,034,335 and $215,751 at March 31, 2020 and December 31, 2019, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The notional amount of commitments to sell residential mortgage loans to secondary market investors was $909,000 and $414,000 at March 31, 2020 and December 31, 2019, respectively.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivative assets:
Designated as hedging instruments
Interest rate swap	Other Assets	$555	$—
Totals		$555	$—
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$10,910	$3,880
Interest rate lock commitments	Other Assets	26,437	4,579
Forward commitments	Other Assets	215	39
Totals		$37,562	$8,498
Derivative liabilities:
Designated as hedging instruments:
Interest rate swaps	Other Liabilities	$9,604	$5,021
Totals		$9,604	$5,021
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$10,910	$3,880
Interest rate lock commitments	Other Liabilities	—	3
Forward commitments	Other Liabilities	16,742	1,096
Totals		$27,652	$4,979

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended
	March 31,
	2020	2019
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$736	$1,046
Interest rate lock commitments:
Included in mortgage banking income	21,821	1,222
Forward commitments
Included in mortgage banking income	15,470	901
Total	$38,027	$3,169

For the Company’s derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the three months ended March 31, 2020 or 2019. The impact on other comprehensive income for the three months ended March 31, 2020 and 2019, respectively, can be seen at Note 13, “Other Comprehensive Income (Loss).”

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Gross amounts recognized	$770	$61	$37,256	$9,974
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	770	61	37,256	9,974
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	770	61	770	61
Financial collateral pledged	—	—	19,604	8,698
Net amounts	$—	$—	$16,882	$1,215

Note 11 – Income Taxes

(In Thousands)

The following table is a summary of the Company’s temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates presented.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	March 31,	December 31,
	2020	2019
Deferred tax assets
Allowance for credit losses	$30,528	$14,304
Loans	11,573	10,284
Deferred compensation	9,213	12,050
Impairment of assets	1,141	1,108
Net operating loss carryforwards	6,916	9,387
Lease liabilities under operating leases	22,745	22,686
Other	1,635	934
Total deferred tax assets	83,751	70,753
Deferred tax liabilities
Net unrealized gains on securities	4,880	190
Investment in partnerships	877	967
Fixed assets	2,951	2,952
Mortgage servicing rights	11,718	13,472
Junior subordinated debt	2,282	2,304
Lease right-of-use asset	21,747	21,727
Other	1,760	1,859
Total deferred tax liabilities	46,215	43,471
Net deferred tax assets	$37,536	$27,282

For the three months ended March 31, 2020 and 2019, the Company recorded a provision for income taxes totaling $773 and $13,590, respectively. The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences. The effective tax rate was 27.80% and 23.15% for the three months ended March 31, 2020 and 2019, respectively.
The Company and its subsidiary file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the state departments of revenue for the years ending December 31, 2015 through December 31, 2018.
The Company acquired both federal and state net operating losses as part of its previous acquisitions with varying expiration periods. The federal and state net operating losses acquired in its acquisition of Brand Group Holdings, Inc. (“Brand”) were $81,288 and $55,067, respectively, as of the September 1, 2018 acquisition date, all created in 2018. As part of The Tax Cuts and Jobs Act and corresponding state tax laws, the federal net operating losses and the majority of the state net operating losses created by Brand have an indefinite carryforward period. As of March 31, 2020, there are federal and state net operating losses acquired in the Brand acquisition, without expiration periods of $21,086 and $34,477, respectively. The federal and state net operating losses acquired in the Company’s acquisition of Heritage Financial Group, Inc. (“Heritage”) in 2015 were $18,321 and $16,849, respectively, of which $3,751 and $3,072 remain to be utilized as of March 31, 2020. The net operating losses related to the Heritage acquisition begin to expire in 2029 and are expected to be utilized. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the period ending March 31, 2020.

Note 12 – Fair Value Measurements
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
March 31, 2020
Financial assets:
Securities available for sale:
Trust preferred securities	$—	$—	$8,604	$8,604
Other available for sale securities	—	1,350,525	—	1,350,525
Total securities available for sale	—	1,350,525	8,604	1,359,129
Derivative instruments	—	38,117	—	38,117
Mortgage loans held for sale in loans held for sale	—	448,797	—	448,797
Total financial assets	$—	$1,837,439	$8,604	$1,846,043
Financial liabilities:
Derivative instruments	$—	$37,256	$—	$37,256

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2019
Financial assets:
Securities available for sale:
Trust preferred securities	$—	$—	$9,986	$9,986
Other available for sale securities	—	1,280,627	—	1,280,627
Total securities available for sale	—	1,280,627	9,986	1,290,613
Derivative instruments	—	8,498	—	8,498
Mortgage loans held for sale in loans held for sale	—	318,272	—	318,272
Total financial assets	$—	$1,607,397	$9,986	$1,617,383
Financial liabilities:
Derivative instruments	$—	$10,000	$—	$10,000

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the three months ended March 31, 2020.
The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of the dates presented:

Three Months Ended March 31, 2020	Trust preferred securities

Three Months Ended March 31, 2019	Trust preferred securities

Three Months Ended March 31, 2020	Trust preferred securities
Balance at January 1, 2020	$9,986
Accretion included in net income	9
Unrealized losses included in other comprehensive income	(1,319)
Settlements	(72)
Balance at March 31, 2020	$8,604

Three Months Ended March 31, 2019	Trust preferred securities
Balance at January 1, 2019	$10,633
Accretion included in net income	9
Unrealized losses included in other comprehensive income	(287)
Settlements	(109)
Balance at March 31, 2019	$10,246

For the three months ended March 31, 2020 and 2019, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of March 31, 2020 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$8,604	Discounted cash flows	Default rate	0-100%

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

March 31, 2020	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$6,744	$6,744
OREO	—	—	960	960
Mortgage servicing rights	—	—	46,365	46,365
Total	$—	$—	$54,069	$54,069

December 31, 2019	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$27,348	$27,348
OREO	—	—	2,820	2,820
Mortgage servicing rights	—	—	53,208	53,208
Total	$—	$—	$83,376	$83,376

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans that were measured or re-measured at fair value had a carrying value of $7,784 and $29,606 at March 31, 2020 and December 31, 2019, respectively, and a specific reserve for these loans of $1,040 and $2,258 was included in the allowance for credit losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets as of the dates presented:

	March 31, 2020	December 31, 2019
Carrying amount prior to remeasurement	$1,157	$3,726
Impairment recognized in results of operations	(197)	(906)
Fair value	$960	$2,820

Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at March 31,

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

2020 and December 31, 2019. There were $9,571 of valuation adjustments on MSRs during the three months ended March 31, 2020 and $1,836 of valuation adjustments recognized during the twelve months ended December 31, 2019.
The following table presents information as of March 31, 2020 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$6,744	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	960	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net gains of $12,709 and net losses of $769 resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2020 and 2019, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2020:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale measured at fair value	$448,797	$425,975	$22,822
Past due loans of 90 days or more	—	—	—
Nonaccrual loans	—	—	—

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of March 31, 2020	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$637,772	$637,772	$—	$—	$637,772
Securities available for sale	1,359,129	—	1,350,525	8,604	1,359,129
Loans held for sale	448,797	—	448,797	—	448,797
Loans, net	9,649,192	—	—	9,689,967	9,689,967
Mortgage servicing rights	46,365	—	—	46,365	46,365
Derivative instruments	38,117	—	38,117	—	38,117
Financial liabilities
Deposits	$10,412,426	$8,328,545	$2,108,440	$—	$10,436,985
Short-term borrowings	803,037	803,037	—	—	803,037
Federal Home Loan Bank advances	152,294	—	155,682	—	155,682
Junior subordinated debentures	110,360	—	97,665	—	97,665
Subordinated notes	113,940	—	113,700	—	113,700
Derivative instruments	37,256	—	37,256	—	37,256

		Fair Value
As of December 31, 2019	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$414,930	$414,930	$—	$—	$414,930
Securities available for sale	1,290,613	—	1,280,627	9,986	1,290,613
Loans held for sale	318,272	—	318,272	—	318,272
Loans, net	9,637,476	—	—	9,321,039	9,321,039
Mortgage servicing rights	53,208	—	—	53,208	53,208
Derivative instruments	8,498	—	8,498	—	8,498
Financial liabilities
Deposits	$10,213,168	$8,052,536	$2,158,431	$—	$10,210,967
Short-term borrowings	489,091	489,091	—	—	489,091
Federal Home Loan Bank advances	152,337	—	152,321	—	152,321
Junior subordinated debentures	110,215	—	104,480	—	104,480
Subordinated notes	113,955	—	117,963	—	117,963
Derivative instruments	10,000	—	10,000	—	10,000

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income (loss), net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended March 31, 2020
Securities available for sale:
Unrealized holding gains on securities	$22,389	$5,695	$16,694
Reclassification adjustment for losses realized in net income	—	—	—
Total securities available for sale	22,389	5,695	16,694
Derivative instruments:
Unrealized holding losses on derivative instruments	(4,028)	(1,025)	(3,003)
Total derivative instruments	(4,028)	(1,025)	(3,003)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	62	16	46
Total defined benefit pension and post-retirement benefit plans	62	16	46
Total other comprehensive income	$18,423	$4,686	$13,737
Three months ended March 31, 2019
Securities available for sale:
Unrealized holding gains on securities	$15,179	$3,862	$11,317
Reclassification adjustment for gains realized in net income	(13)	(3)	(10)
Total securities available for sale	15,166	3,859	11,307
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,228)	(313)	(915)
Total derivative instruments	(1,228)	(313)	(915)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	72	18	54
Total defined benefit pension and post-retirement benefit plans	72	18	54
Total other comprehensive income	$14,010	$3,564	$10,446

The accumulated balances for each component of other comprehensive income (loss), net of tax, were as follows as of the dates presented:

	March 31, 2020	December 31, 2019
Unrealized gains on securities	$38,257	$21,563
Non-credit related portion of previously recorded other-than-temporary impairment on securities	(11,319)	(11,319)
Unrealized losses on derivative instruments	(5,851)	(2,847)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(6,586)	(6,633)
Total accumulated other comprehensive income	$14,501	$764

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 14 – Net Income Per Common Share
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

	Three Months Ended
	March 31,
	2020	2019
Basic
Net income applicable to common stock	$2,008	$45,110
Average common shares outstanding	56,534,816	58,585,517
Net income per common share - basic	$0.04	$0.77
Diluted
Net income applicable to common stock	$2,008	$45,110
Average common shares outstanding	56,534,816	58,585,517
Effect of dilutive stock-based compensation	171,473	145,018
Average common shares outstanding - diluted	56,706,289	58,730,535
Net income per common share - diluted	$0.04	$0.77

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
Number of shares	236,327	27,740
Exercise prices (for stock option awards)	—	—

Note 15 – Regulatory Matters
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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	March 31, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,239,814	9.90%	$1,262,588	10.37%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,133,444	10.63%	1,156,828	11.12%
Tier 1 Capital to Risk-Weighted Assets	1,239,814	11.63%	1,262,588	12.14%
Total Capital to Risk-Weighted Assets	1,432,281	13.44%	1,432,949	13.78%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,308,943	10.46%	$1,331,809	10.95%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,308,943	12.28%	1,331,809	12.81%
Tier 1 Capital to Risk-Weighted Assets	1,308,943	12.28%	1,331,809	12.81%
Total Capital to Risk-Weighted Assets	1,387,752	13.02%	1,388,553	13.36%

Common equity Tier 1 capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. The required capital conservation buffer is 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. As shown in the tables above, as of March 31, 2020, the Company’s CET1 capital was in excess of the capital conservation buffer.

In addition, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency’s rules for calculating risk-weighted assets have been revised in recent years to enhance risk sensitivity and to incorporate certain international capital standards of the Basel Committee on Banking Supervision. These revisions affect the calculation of the denominator of a banking organization’s risk-based capital ratios to reflect the higher-risk nature of certain types of loans. For example, residential mortgages are risk-weighted between 35% and 200%, depending on the mortgage’s loan-to-value ratio and whether the mortgage falls into one of two categories based on eight criteria that include, among others, the term, use of negative amortization and balloon payments, certain rate increases and documented and verified borrower income, while a 150% risk weight applies to both certain high volatility commercial real estate acquisition, development and construction loans as well as non-residential mortgage loans 90 days past due or on nonaccrual status (in both cases, as opposed to the former 100% risk weight). Also, “hybrid” capital items like trust preferred securities no longer enjoy Tier 1 capital treatment, subject to various grandfathering and transition rules.
As previously disclosed, the Company adopted CECL as of January 1, 2020. The Company has elected to take advantage of transitional relief offered by the Federal Reserve and the FDIC to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transitional period to phase out the capital benefit provided by the two-year delay. Therefore the Company’s regulatory ratios as of March 31, 2020 were not impacted by the adoption of CECL.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 16 – Segment Reporting
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
The following table provides financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended March 31, 2020
Net interest income (loss)	$108,869	$187	$441	$(2,895)	$106,602
Provision for credit losses on loans	26,212	—	138	—	26,350
Noninterest income (loss)	30,683	2,940	4,344	(397)	37,570
Noninterest expense (benefit)	109,284	1,886	3,945	(74)	115,041
Income (loss) before income taxes	4,056	1,241	702	(3,218)	2,781
Income tax expense (benefit)	1,280	330	—	(837)	773
Net income (loss)	$2,776	$911	$702	$(2,381)	$2,008

Total assets	$13,776,076	$28,448	$71,895	$24,131	$13,900,550
Goodwill	$936,916	$2,767	$—	$—	$939,683

Three months ended March 31, 2019
Net interest income (loss)	$116,058	$168	$350	$(3,429)	$113,147
Provision for credit losses on loans	1,500	—	—	—	1,500
Noninterest income	29,585	2,879	3,659	(238)	35,885
Noninterest expense	83,313	1,815	3,448	256	88,832
Income (loss) before income taxes	60,830	1,232	561	(3,923)	58,700
Income tax expense (benefit)	14,286	320	—	(1,016)	13,590
Net income (loss)	$46,544	$912	$561	$(2,907)	$45,110

Total assets	$12,763,349	$27,267	$58,971	$12,808	$12,862,395
Goodwill	$930,204	$2,767	$—	$—	$932,971

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)

This Form 10-Q may contain or incorporate by reference statements regarding Renasant Corporation (referred to herein as the “Company”, “we”, “our”, or “us”) that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “projects,” “anticipates,” “intends,” “estimates,” “plans,” “potential,” “possible,” “may increase,” “may fluctuate,” “will likely result,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could,” are generally forward-looking in nature and not historical facts. Forward-looking statements include information about the Company’s future financial performance, business strategy, projected plans and objectives and are based on the current beliefs and expectations of management. The Company’s management believes these forward-looking statements are reasonable, but they are all inherently subject to significant business, economic and competitive risks and uncertainties, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ from those indicated or implied in the forward-looking statements, and such differences may be material. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties and, accordingly, investors should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.

Currently, the most important factor that could cause the Company’s actual results to differ materially from those in forward-looking statements is the impact of the COVID-19 pandemic and related governmental measures to respond to the pandemic on the United States economy and the economies of the markets in which the Company operates. In this Form 10-Q, the Company addresses the historical impact of the pandemic on certain aspects of the Company's operations and set forth certain expectations regarding the COVID-19 pandemic’s future impact on the Company’s business, financial condition, results of operations, liquidity, asset quality, cash flows and prospects. The Company believes that its statements regarding future events and conditions in light of the COVID-19 pandemic are reasonable, but these statements are based on assumptions regarding, among other things, how long the pandemic will continue, the duration and extent of the governmental measures implemented to contain the pandemic and ameliorate its impact on businesses and individuals throughout the United States, and the impact of the pandemic and the government’s virus containment measures on national and local economies, which are out of the Company’s control. If the Company’s assumptions underlying its statements about future events prove to be incorrect, the Company’s business, financial condition, results of operations, liquidity, asset quality, cash flows and prospects may be materially and adversely affected.

Important factors other than the COVID-19 pandemic currently known to management that could cause actual results to differ materially from those in forward-looking statements include the following: (1) the Company’s ability to efficiently integrate acquisitions into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management; (2) the effect of economic conditions and interest rates on a national, regional or international basis; (3) timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (4) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries; (5) the financial resources of, and products available from, competitors; (6) changes in laws and regulations as well as changes in accounting standards, such as the adoption of ASC 326 (or CECL), effective January 1, 2020; (7) changes in policy by regulatory agencies; (8) changes in the securities and foreign exchange markets; (9) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (10) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers; (11) an insufficient allowance for loan losses as a result of inaccurate assumptions; (12) general economic, market or business conditions, including the impact of inflation; (13) changes in demand for loan products and financial services; (14) concentration of credit exposure; (15) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; (16) increased cybersecurity risk, including potential network breaches, business disruptions or financial losses; (17) natural disasters, epidemics and other catastrophic events in the Company’s geographic area; (18) the impact, extent and timing of technological changes; and (19) other circumstances, many of which are beyond management’s control. The COVID-19 pandemic may exacerbate the impact of any of these factors on the Company. Management believes that the assumptions underlying the Company’s forward-looking statements are reasonable, but any of the assumptions could prove to be inaccurate.

The Company undertakes no obligation, and specifically disclaims any obligation, to update or revise forward-looking statements, whether as a result of new information or to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by federal securities laws.

Response to COVID-19 Pandemic
In late February, in light of reports from abroad about the spread of COVID-19, senior management of the Company began meeting to formulate and implement plans for navigating the Company through a pandemic in its markets. In early March, our Pandemic Planning Committee was formally activated. Throughout March, senior management and Pandemic Planning Committee meetings developed and refined the operational changes necessary to enable us to continue to provide essential banking services in a pandemic environment while ensuring the health and well-being of our employees and clients and promoting community efforts to limit the transmission of the disease. On account of these early efforts, when the potential impact on the United States from COVID-19 began to become clear and “shelter-in-place” orders were issued throughout our footprint, the Company was prepared to continue to fulfill its mission to serve its key constituents during these challenging times. The following is a brief overview of some of the steps that we have taken in response to the COVID-19 pandemic:

•
Our team members: We have provided special benefit assistance to minimize the economic impact on employees impacted by the pandemic, whether due to personal exposure, family illness, school closures or disruption in childcare. We have also leveraged our investments in our technology infrastructure to enable a significant portion of our employees to work remotely. For employees whose job duties cannot be performed remotely, such as branch tellers, the Company has been creative and proactive in procuring and distributing across its branch network hand sanitizer, disinfectant wipes, face coverings and other supplies necessary to maintain a safe and clean workspace. Related to this, management was quick to adopt new operating procedures, such as adjusting staffing levels, restricting access to branch lobbies and implementing branch cleaning and closure protocols, intended to minimize the potential of employee exposure to COVID-19.

•
Our clients: As stated above, access to branch lobbies is by appointment only (and appointments are generally limited to services, such as access to a safe-deposit box to address a pressing need, that require access inside a branch). All drive-thrus at our branches remain open, and our mobile and online banking products provide alternate means that clients may leverage to satisfy many of their banking needs. To provide necessary relief to the Company’s borrowers - both consumer and commercial clients - we established loan deferral programs allowing qualified clients to defer principal and interest payments for up to 90 days. Starting in April 2020, we have also approved over $1,100,000 in loans to thousands of small businesses as part of the Paycheck Protection Program administered by the Small Business Administration (“SBA”).

•
Our communities: We made targeted and intentional efforts to support the needs of the communities we serve across our footprint. From providing meals to underserved students at local schools to purchasing gift cards from local restaurant clients and gifting them to healthcare and other frontline workers, our commitment to the communities in which we operate extends far beyond providing essential banking and financial services.

•
Our investors: As discussed in more detail below, we have taken steps to maintain our strong capital foundation and liquidity position, and we are proactively taking steps to monitor, address and reduce risks related to the pandemic. We have also heightened the monitoring of our loan portfolio.

As discussed in more detail below, we have incurred significant expenses in our response to the COVID-19 pandemic and expect that we will continue to incur elevated expenses even while conditions presenting significant challenges to growth persist. It is difficult to accurately predict at this time the duration of this new operating reality or its impact on our financial condition, results of operations, credit risk, interest rate risk, liquidity or capital resources for the remainder of 2020 and beyond. Management’s decision on when to return to pre-pandemic operating procedures will take into account the best interests of all of our stakeholders and likely will vary among our markets depending on conditions prevailing in the particular market. Readers are directed to the cautionary note regarding forward-looking statements at the beginning of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at March 31, 2020 compared to December 31, 2019.
Assets
Total assets were $13,900,550 at March 31, 2020 compared to $13,400,618 at December 31, 2019.
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

	March 31, 2020		December 31, 2019
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
U.S. Treasury securities	$7,672	0.56%	$499	0.04%
Obligations of other U.S. Government agencies and corporations	2,545	0.19	2,531	0.20
Obligations of states and political subdivisions	261,501	19.24	223,131	17.29
Mortgage-backed securities	1,020,995	75.13	998,101	77.33
Trust preferred securities	8,604	0.63	9,986	0.77
Other debt securities	57,812	4.25	56,365	4.37
	$1,359,129	100.00%	$1,290,613	100.00%
During the three months ended March 31, 2020, we purchased $123,670 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised approximately 51% of these purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Obligations of state and political subdivisions comprised approximately 41% of purchases made during the first three months of 2020.
Proceeds from maturities, calls and principal payments on securities during the first three months of 2020 totaled $76,269. The Company did not sell any securities during the first three months of 2020. Proceeds from the maturities, calls and principal payments on securities during the first three months of 2019 totaled $48,509. During the first three months of 2019, the Company sold municipal securities and residential mortgage backed securities with a carrying value of $10,598 at the time of sale for net proceeds of $10,611, resulting in a net gain on sale of $13.
For more information about the Company’s security portfolio, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans Held for Sale
Loans held for sale, which primarily consists of residential mortgage loans being held until they are sold on the secondary market, were $448,797 at March 31, 2020, as compared to $318,272 at December 31, 2019. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
In early March 2020, the onset of the COVID-19 pandemic and market turmoil arising therefrom briefly disrupted the market for the sale of mortgage loans. As a result of governmental intervention in response to concerns regarding COVID-19’s impact on the financial markets, these disruptions largely dissipated as the first quarter ended. We did not suffer any material impact on our ability to sell mortgage loans as a result of this disruption, nor do we currently anticipate any further material disruptions that might impact our ability to sell mortgage loans in the future.
Loans
Total loans, excluding loans held for sale, were $9,769,377 at March 31, 2020 and $9,689,638 at December 31, 2019. Non purchased loans totaled $7,802,404 at March 31, 2020 compared to $7,587,974 at December 31, 2019. Loans purchased in previous acquisitions totaled $1,966,973 and $2,101,664 at March 31, 2020 and December 31, 2019, respectively.
The tables below set forth the balance of loans, net of unearned income and excluding loans held for sale, outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	March 31, 2020
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural	$1,144,004	$280,572	$1,424,576	14.58%
Lease financing, net of unearned income	84,679	—	84,679	0.87
Real estate – construction:
Residential	277,551	11,449	289,000	2.96
Commercial	467,515	31,380	498,895	5.11
Total real estate – construction	745,066	42,829	787,895	8.07
Real estate – 1-4 family mortgage:
Primary	1,466,887	309,549	1,776,436	18.17
Home equity	449,263	114,463	563,726	5.77
Rental/investment	285,244	44,222	329,466	3.37
Land development	155,233	21,440	176,673	1.81
Total real estate – 1-4 family mortgage	2,356,627	489,674	2,846,301	29.12
Real estate – commercial mortgage:
Owner-occupied	1,244,919	418,079	1,662,998	17.02
Non-owner occupied	1,874,559	610,383	2,484,942	25.44
Land development	122,694	38,074	160,768	1.65
Total real estate – commercial mortgage	3,242,172	1,066,536	4,308,708	44.11
Installment loans to individuals	229,856	87,362	317,218	3.25
Total loans, net of unearned income	$7,802,404	$1,966,973	$9,769,377	100.00%

	December 31, 2019
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural	$1,052,353	$315,619	$1,367,972	14.12%
Lease financing, net of unearned income	81,875	—	81,875	0.84
Real estate – construction:
Residential	272,643	16,407	289,050	2.98
Commercial	502,258	35,175	537,433	5.55
Total real estate – construction	774,901	51,582	826,483	8.53
Real estate – 1-4 family mortgage:
Primary	1,449,219	332,729	1,781,948	18.39
Home equity	456,265	117,275	573,540	5.92
Rental/investment	291,931	43,169	335,100	3.46
Land development	152,711	23,314	176,025	1.82
Total real estate – 1-4 family mortgage	2,350,126	516,487	2,866,613	29.59
Real estate – commercial mortgage:
Owner-occupied	1,209,204	428,077	1,637,281	16.90
Non-owner occupied	1,803,587	647,308	2,450,895	25.29
Land development	116,085	40,004	156,089	1.61
Total real estate – commercial mortgage	3,128,876	1,115,389	4,244,265	43.80
Installment loans to individuals	199,843	102,587	302,430	3.12
Total loans, net of unearned income	$7,587,974	$2,101,664	$9,689,638	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2020, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.

The Company’s loan growth was centered in our commercial, financial and agricultural loan portfolio and our commercial mortgage loan portfolio, while other portfolio segments grew only slightly or were flat. Our corporate specialty banking group, which consists of corporate commercial and industrial, corporate commercial real estate, healthcare and senior housing groups, contributed $59,910 to the increase in total loans from December 31, 2019, and our secured lending group, which consists of our asset-based lending, factoring, and equipment lease financing banking groups as well as loans meeting the criteria to be guaranteed by the SBA, contributed $15,278 to the increase in total loans from December 31, 2019.

Looking at the change in loans geographically, loans in our Central Region (which includes Alabama and the Florida panhandle), Eastern Region (which includes Georgia and east Florida) and Western Region (which includes Mississippi as well as corporately managed loans) markets increased $77,926, $31,796 and $2,075, respectively, while loans in our Northern Region (which includes Tennessee) markets decreased $32,057 when compared to December 31, 2019.
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $10,412,426 and $10,213,168 at March 31, 2020 and December 31, 2019, respectively. Noninterest-bearing deposits were $2,642,059 and $2,551,770 at March 31, 2020 and December 31, 2019, respectively, while interest-bearing deposits were $7,770,367 and $7,661,398 at March 31, 2020 and December 31, 2019, respectively.
Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits. Noninterest bearing deposits represented 25.37% of total deposits at March 31, 2020, as compared to 24.99% of total deposits at December 31, 2019. Under certain circumstances, however, management may seek to acquire non-core deposits in the form of time deposits or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from municipalities, including school boards and utilities. Public fund deposits were $1,452,828 and $1,367,827 at March 31, 2020 and December 31, 2019, respectively.
Looking at the change in deposits geographically, deposits in our Western Region, which includes corporately managed deposits such as brokered deposits, and Northern Region markets increased $230,163 and $5,135, respectively, from December 31, 2019, while deposits in our Central Region and Eastern Region markets decreased $28,517 and $7,523, respectively, from December 31, 2019. The increase in deposits in our Western Region is largely due to seasonal fluctuations in public fund accounts within that region.
Borrowed Funds
Total borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the FHLB, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include federal funds purchased, securities sold under agreements to repurchase, and short-term FHLB advances. The following table presents our short-term borrowings by type as of the dates presented:

	March 31, 2020	December 31, 2019
	Balance	Balance
Federal funds purchased	$4,000	$—
Security repurchase agreements	9,037	9,091
Short-term borrowings from the FHLB	780,000	480,000
Other short-term borrowings	10,000	—
	$803,037	$489,091
As volatility emerged during the first quarter of 2020 as a result of the COVID-19 pandemic, the Company increased its on-balance sheet liquidity through short-term borrowings from the FHLB, accounting for the significant majority of the increase in short-term borrowings from December 31, 2019.
At March 31, 2020, long-term debt, consisting of long-term FHLB advances, our junior subordinated debentures and our subordinated notes, totaled $376,594 compared to $376,507 at December 31, 2019. The following table presents our long-term debt by type as of the dates presented:

	March 31, 2020	December 31, 2019
	Balance	Balance
Long-term FHLB advances	$152,294	$152,337
Junior subordinated debentures	110,360	110,215
Subordinated notes	113,940	113,955
	$376,594	$376,507
Long-term FHLB borrowings are generally used to match-fund against large, fixed rate commercial or real estate loans with long-term maturities, which negates interest rate exposure when rates rise. In the fourth quarter of 2019, however, as interest rates declined following the Federal Reserve’s interest rate cuts, we used long-term FHLB borrowings as a source of liquidity in lieu of higher-costing deposits, which had not repriced as quickly following the interest rate cuts. Such borrowings were still outstanding at March 31, 2020. At March 31, 2020, there were $2 in long-term FHLB advances outstanding scheduled to mature within twelve months or less. The Company had $2,834,101 of availability on unused lines of credit with the FHLB at March 31, 2020, as compared to $3,159,942 at December 31, 2019.
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
The Company owns subordinated notes, the proceeds of which have been used for general corporate purposes, including providing capital to support the Company’s growth organically or through strategic acquisitions, repaying indebtedness and financing investments and capital expenditures, and for investments in the Bank as regulatory capital. The subordinated notes qualify as Tier 2 capital under the current regulatory guidelines.

Results of Operations
Net Income
Net income for the first quarter of 2020 was $2,008 compared to net income of $45,110 for the first quarter of 2019. Basic and diluted earnings per share (“EPS”) for the first quarter of 2020 were $0.04, as compared to basic and diluted EPS of $0.77 for the first quarter of 2019. As discussed in more detail below, our net income was significantly impacted by expenses associated with the COVID-19 pandemic, an adjustment to the valuation of our mortgage servicing rights (“MSR”) and the adoption of CECL.
From time to time, the Company incurs expenses and charges in connection with certain transactions with respect to which management is unable to accurately predict the timing of when these expenses or charges will be incurred or, when incurred, the amount of such expenses or charges. The following table presents the impact of these expenses and charges on reported earnings per share for the dates presented. There were no such expenses and charges during the first quarter of 2019. The “COVID-19 related expenses” line item in the table below primarily consists of employee overtime and employee benefit accruals directly related to the Company’s response to the COVID-19 pandemic and expenses associated with supplying branches with protective equipment and sanitation supplies as well as more frequent and rigorous branch cleaning. The MSR valuation adjustment is discussed below under the “Noninterest Income” heading in this Item.

	Three Months Ended
	March 31, 2020
	Pre-tax	After-tax	Impact to Diluted EPS
MSR valuation adjustment	$9,571	$6,911	$0.12
COVID-19 related expenses	2,903	2,096	0.04
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 74.25% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the first quarter of 2020. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $106,602 for the three months ended March 31, 2020 as compared to $113,147 for the same period in 2019. On a tax equivalent basis, net interest income was $108,316 for the three months ended March 31, 2020, respectively, as compared to $114,631 for the same period in 2019.
The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment:
Non purchased	$7,654,662	$88,554	4.65%	$6,454,870	$81,184	5.10%
Purchased	2,032,623	30,187	5.97	2,604,932	40,185	6.26
Total loans held for investment	9,687,285	118,741	4.93	9,059,802	121,369	5.43
Loans held for sale	336,829	2,988	3.57	345,264	5,837	6.86
Securities:
Taxable(1)	1,067,274	7,289	2.75	1,061,983	7,892	3.01
Tax-exempt	225,601	2,058	3.67	191,241	2,022	4.29
Interest-bearing balances with banks	292,488	811	1.12	236,915	1,458	2.50
Total interest-earning assets	11,609,477	131,887	4.57	10,895,205	138,578	5.16
Cash and due from banks	186,317			191,863
Intangible assets	975,933			976,820
Other assets	700,823			667,051
Total assets	$13,472,550			$12,730,939
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$4,939,757	$9,253	0.75%	$4,790,184	$10,074	0.85%
Savings deposits	681,182	252	0.15	630,671	292	0.19
Time deposits	2,116,676	8,989	1.71	2,379,037	9,406	1.60
Total interest-bearing deposits	7,737,615	18,494	0.96	7,799,892	19,772	1.03
Borrowed funds	829,320	5,077	2.46	363,140	4,175	4.66
Total interest-bearing liabilities	8,566,935	23,571	1.11	8,163,032	23,947	1.19
Noninterest-bearing deposits	2,586,963			2,342,406
Other liabilities	213,509			160,131
Shareholders’ equity	2,105,143			2,065,370
Total liabilities and shareholders’ equity	$13,472,550			$12,730,939
Net interest income/net interest margin		$108,316	3.75%		$114,631	4.27%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. As discussed in more detail below, for the three months ended March 31, 2020, as compared to the same period in 2019, the decline in loan yields as a result of the Federal Reserve’s decision to cut interest rates was the largest contributing factor to the decrease in in net interest income. To offset the negative impact of the rate cuts, the Company has continued to focus on lowering the cost of funding through growing noninterest-bearing deposits and lowering interest rates on interest-bearing deposits, while also continuing to be opportunistic when rates offered on wholesale borrowings are advantageous.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three months ended March 31, 2020, as compared to the same period in 2019 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated):

	Three months ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
	Volume	Rate	Net
Interest income:
Loans held for investment:
Non purchased	$14,687	$(7,317)	$7,370
Purchased	(8,290)	(1,708)	(9,998)
Loans held for sale	(371)	(2,478)	(2,849)
Securities:
Taxable	42	(645)	(603)
Tax-exempt	344	(308)	36
Interest-bearing balances with banks	288	(935)	(647)
Total interest-earning assets	6,700	(13,391)	(6,691)
Interest expense:
Interest-bearing demand deposits	323	(1,144)	(821)
Savings deposits	22	(62)	(40)
Time deposits	(1,033)	616	(417)
Borrowed funds	3,541	(2,639)	902
Total interest-bearing liabilities	2,853	(3,229)	(376)
Change in net interest income	$3,847	$(10,162)	$(6,315)
Interest income, on a tax equivalent basis, was $131,887 for the three months ended March 31, 2020, as compared to $138,578 for the same period in 2019. This decrease in interest income, on a tax equivalent basis, is due primarily to the aforementioned interest rate cuts by the Federal Reserve, the effects of which the Company was able to partially offset by quarter-over-quarter loan growth.

The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Loans held for investment	83.44%	83.15%	4.93%	5.43%
Loans held for sale	2.90	3.18	3.57	6.86
Securities	11.14	11.50	2.91	3.21
Other	2.52	2.17	1.12	2.50
Total earning assets	100.00%	100.00%	4.57%	5.16%

For the first quarter of 2020, interest income on loans held for investment, on a tax equivalent basis, decreased $2,627 to $118,741 from $121,369 in the same period in 2019. Interest income on loans held for investment decreased primarily due to decreases in loan yields in response to the Federal Reserve’s rate cuts. Growth in the Company’s non purchased loan portfolio helped offset the impact from the rate cuts.
For the first quarter of 2020, interest income on loans held for sale, on a tax equivalent basis, decreased $2,849 to $2,988 from $5,837 in the same period in 2019. The average balance of loans held for sale during the first quarter of 2019 includes a portfolio of non-mortgage consumer loans, which typically earn a higher yield than mortgage loans held for sale, which make up the balance of loans held for sale during the first quarter of 2020. This balance of non-mortgage consumer loans was reclassified to loans held for investment in the third quarter of 2019. The transfer of the higher earning assets out of loans held for sale coupled with the lower rates earned on mortgage loans held for sale during the first quarter of 2020, when compared to the first quarter of 2019, accounts for the decrease in interest income on loans held for sale from the first quarter of 2019.
The following table presents reported taxable equivalent yield on loans, including loans held for sale, for the periods presented.

	Three Months Ended
	March 31,
	2020	2019
Taxable equivalent interest income on loans	$121,729	$127,206

Average loans, including loans held for sale	10,024,114	9,405,066

Loan yield	4.88%	5.49%
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans, including loans held for sale, loan yield and net interest margin is shown in the following table for the period presented.

	Three Months Ended
	March 31,
	2020	2019
Net interest income collected on problem loans	$218	$812
Accretable yield recognized on purchased loans(1)	5,469	7,542
Total impact to interest income on loans	$5,687	$8,354

Impact to loan yield	0.23%	0.36%

Impact to net interest margin	0.20%	0.31%

(1)
Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $2,187 and $3,833, for the first quarter of 2020 and 2019, respectively. This additional interest income increased total loan yield by 9 basis points and 17 basis points for the first quarter of 2020 and 2019, respectively, while increasing net interest margin by 8 and 14 basis points for the same periods.

Investment income, on a tax equivalent basis, decreased $567 to $9,347 for the first quarter of 2020 from $9,914 for the first quarter of 2019. The tax equivalent yield on the investment portfolio for the first quarter of 2020 was 2.91%, down 30 basis points from 3.21% in the same period in 2019. The decrease in taxable equivalent yield on securities was as result of an increase in premium amortization caused by the increase in prepayment speeds experienced in the Company’s mortgage backed securities portfolio given the current interest rate environment.
Interest expense was $23,571 for the first quarter of 2020 as compared to $23,947 for the same period in 2019. The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Noninterest-bearing demand	23.19%	22.30%	—%	—%
Interest-bearing demand	44.29	45.60	0.75	0.85
Savings	6.11	6.00	0.15	0.19
Time deposits	18.98	22.65	1.71	1.60
Short term borrowings	4.06	0.95	1.44	2.66
Long-term Federal Home Loan Bank advances	1.37	0.06	1.42	3.28
Subordinated notes	1.01	1.40	5.59	6.13
Other borrowed funds	0.99	1.04	4.85	4.60
Total deposits and borrowed funds	100.00%	100.00%	0.85%	0.92%

Interest expense on deposits was $18,494 and $19,772 for the three months ended March 31, 2020 and 2019, respectively. The cost of total deposits was 0.72% and 0.79% for the same respective periods. The decrease in both deposit expense and cost is attributable to the Company’s efforts to reduce deposit rates in order to mitigate the effect of the Federal Reserve’s rate cuts on the Company’s loan yields. During 2020, the Company has continued its efforts to grow non-interest bearing deposits, resulting in an increase in such deposits of $90,289 during the first quarter of 2020. Noninterest-bearing deposits represent 25.37% of total deposits at March 31, 2020 compared to 24.99% of total deposits at December 31, 2019. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on wholesale borrowings when rates are advantageous.
Interest expense on total borrowings was $5,077 and $4,175 for the three months ended March 31, 2020 and 2019, respectively. The increase in interest expense as a result of higher borrowings was offset slightly by lower interest rates charged on our other FHLB advances as rates fell during the quarter.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended March 31,
2020	2019
1.13%	1.14%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income was $37,570 for the first quarter of 2020 as compared to $35,885 for the same period in 2019.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $9,070 and $9,102 for the first quarter of 2020 and 2019, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,896 for the three months ended March 31, 2020 as compared to $6,139 for the same period in 2019.

Fees and commissions were $3,054 during the first quarter of 2020 as compared to $6,471 for the same period in 2019. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. Effective July 1, 2019, we became subject to the limitations on interchange fees imposed pursuant to §1075 of the Dodd-Frank Act (this provision, which is commonly referred to as the “Durbin Amendment,” is discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the SEC on February 27, 2020). The Durbin Amendment limitations reduced interchange fees for the first quarter of 2020 by approximately $3,000 to $2,054 as compared to $5,328 for the same period in 2019. Management is continuing to develop and enhance strategies to offset this impact.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $1,991 and $2,116 for the three months ended March 31, 2020 and 2019, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the number of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $892 and $757 for the three months ended March 31, 2020 and 2019, respectively.
Our Wealth Management segment has two primary divisions: Trust and Financial Services. The Trust division operates on a custodial basis which includes administration of employee benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $4,002 for the first quarter of 2020 compared to $3,324 for the same period in 2019. The market value of assets under management or administration was $3,628,163 and $3,492,135 at March 31, 2020 and March 31, 2019, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Mortgage production during the first quarter of 2020 was approximately $1,899,224, as compared to $654,234 in the first quarter of 2019. The increase in mortgage production is due to the current interest rate environment as well as an increase in producers throughout our footprint during the second half of 2019. Mortgage banking income, specifically mortgage servicing income, was negatively impacted during the first quarter of 2020 by a mortgage servicing rights valuation adjustment of $9,571, as actual prepayment speeds of the mortgages the Company serviced exceeded the Company’s estimates of prepayment speeds. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended March 31,
	2020	2019
Gain on sales of loans, net	$21,782	$7,888
Fees, net	2,919	1,692
Mortgage servicing (loss) income, net	405	821
MSR valuation adjustment	(9,571)	—
Mortgage banking income, net	$15,535	$10,401
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and death benefits received on covered individuals. BOLI income was $1,163 for the three months ended March 31, 2020 as compared to $1,407 for the same period in 2019.
Other noninterest income was $2,755 and $3,051 for the three months ended March 31, 2020 and 2019, respectively. Other noninterest income includes income from our SBA banking division and other miscellaneous income and can fluctuate based on production in our SBA banking division and recognition of other unseasonal income items.

Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended March 31,
2020	2019
3.46%	2.83%
Noninterest expense was $115,041 and $88,832 for the first quarter of 2020 and 2019, respectively.
Salaries and employee benefits increased $15,839 to $73,189 for the first quarter of 2020 as compared to $57,350 for the same period in 2019. The increase in salaries and employee benefits is primarily due to the strategic production hires the Company made throughout its footprint during the last nine months of 2019 as well as increased mortgage commissions and incentives related to the increased mortgage production during the quarter. Salaries and employee benefits for the first quarter of 2020 also includes approximately $2,492 in expense related to elevated overtime and other accruals for employee benefits provided in response to the COVID-19 pandemic.
Data processing costs increased to $5,006 in the first quarter of 2020 from $4,906 for the same period in 2019. The Company continues to negotiate favorable contract terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense for the first quarter of 2020 was $14,120, up from $11,835 for the same period in 2019. The increase in occupancy and equipment expense is primarily attributable to the new locations added to the Company’s footprint during the last nine months of 2019.
Expenses related to other real estate owned for the first quarter of 2020 were $418 as compared to $1,004 for the same period in 2019. Expenses on other real estate owned included write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $197 and $727 for the first three months of 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, other real estate owned with a cost basis of $782 and $1,043, respectively, was sold, resulting in a net loss of $12 and $80, respectively.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulation. Professional fees were $2,641 for the first quarter of 2020 as compared to $2,454 for the same period in 2019.
Advertising and public relations expense was $3,400 for the first quarter of 2020 as compared to $2,866 for the same period in 2019. This increase is primarily attributable to an increased focus on digital marketing and branding throughout our footprint as well as an increase in the marketing of the Company’s community involvement.
Amortization of intangible assets totaled $1,895 and $2,110 for the first quarter of 2020 and 2019, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 3 months to approximately 10 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $2,198 for the first quarter of 2020 as compared to $1,895 for the same period in 2019.
Other noninterest expense includes business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $12,174 for the three months ended March 31, 2020 as compared to $4,412 for the same period in 2019. The increase in other noninterest expense was primarily driven by a $3,400 provision for unfunded commitments due to the adoption of CECL and an increase of $787 in FDIC assessments due to the exhaustion of certain credits. Included in noninterest expense for the first quarter of 2020 were approximately $411 in expenses incurred to supply our branches with face coverings and other self-sanitizing supplies as well as to maintain enhanced nightly cleanings of our facilities in response to the COVID-19 pandemic.

Efficiency Ratio

	Efficiency Ratio
	Three Months Ended March 31,
	2020	2019
Efficiency ratio (GAAP)	78.86%	59.02%
Adjusted efficiency ratio (Non-GAAP)(1)	70.92%	57.62%

(1)
A reconciliation of this financial measure from GAAP to non-GAAP can be found under the “Non-GAAP Financial Measures” heading at the end of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The efficiency ratio is one measure of productivity in the banking industry. This ratio is calculated to measure the cost of generating one dollar of revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate that dollar of revenue. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The table above shows the impact on the efficiency ratio of expenses that (1) the Company does not consider to be part of our core operating activities, such as amortization of intangibles, or (2) the Company incurred in connection with certain transactions where management is unable to accurately predict the timing of when these expenses will be incurred or, when incurred, the amount of such expenses, such as expenses incurred in connection with our response to the COVID-19 pandemic and our MSR valuation adjustment. We remain committed to aggressively managing our costs within the framework of our business model. We expect the efficiency ratio to improve from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.
Income Taxes
Income tax expense for the first quarter of 2020 and 2019 was $773 and $13,590, respectively. The effective tax rates for those periods were 27.80% and 23.15%, respectively.
Risk Management

The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit risk and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”
Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments

At March 31, 2020, the Company’s credit quality metrics remained strong. Due to the high levels of uncertainty in the economy, we are closely monitoring the entire loan portfolio to ascertain the impact of COVID-19 and the broad shut-down of the United States economy on our borrowers. We have placed heightened attention on borrowers in the hospitality (such as hotel/motel), restaurant, entertainment and retail trade industries, among others. The Company does not have material exposure to the energy industry. Although we expect the COVID-19 pandemic and related federal, state and local governmental measures enacted to arrest the virus’s spread to negatively impact the Company’s credit quality, at this time it is difficult to accurately predict the extent of such impact. Numerous COVID-19 related factors, such as the duration of “shelter-in-place” orders, the effect of government aid to borrowers as well as our loan deferral program and other accommodations for our clients, and the speed and extent to which the United States and local economies recover as government restrictions are slowly lifted, will contribute to the aggregate impact of the current economic circumstances on our credit quality in future quarters.
Management of Credit Risk. Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower default. Credit risk is monitored and managed on an ongoing basis by a credit administration department, a problem asset resolution committee and the Board of Directors Credit Review Committee. Credit quality, adherence to policies and loss mitigation are major concerns of credit administration and these committees. The Company’s central appraisal review department reviews and approves third-party appraisals obtained by the Company on real estate collateral and monitors loan maturities to ensure updated appraisals are obtained. This department is managed by a State Certified General Real Estate Appraiser and employs four additional State Certified General Real Estate Appraisers and four real estate evaluators.
We have a number of documented loan policies and procedures that set forth the approval and monitoring process of the lending function. Adherence to these policies and procedures is monitored by management and the Board of Directors. A number of committees and an underwriting staff oversee the lending operations of the Company. These include in-house problem asset resolution committees and the Board of Directors Credit Review Committee. In addition, we maintain a loan review staff to independently monitor loan quality and lending practices. Loan review personnel monitor and, if necessary, adjust the grades assigned to loans through periodic examination, focusing their review on commercial and real estate loans rather than consumer and small balance consumer mortgage loans, such as 1-4 family mortgage loans.
In compliance with loan policy, the lending staff is given lending limits based on their knowledge and experience. In addition, each lending officer’s prior performance is evaluated for credit quality and compliance as a tool for establishing and enhancing lending limits. Before funds are advanced on consumer and commercial loans below certain dollar thresholds, loans are reviewed and scored using centralized underwriting methodologies. Loan quality, or “risk-rating,” grades are assigned based upon certain factors, which include the scoring of the loans. This information is used to assist management in monitoring credit quality. Loan requests of amounts greater than an officer’s lending limits are reviewed for approval by senior credit officers.
For commercial and commercial real estate secured loans, risk-rating grades are assigned by lending, credit administration and loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Loan grades range from 1 to 9, with 1 being loans with the least credit risk.
Management’s problem asset resolution committee and the Board of Directors’ Credit Review Committee monitor loans that are past due or those that have been downgraded and placed on the Company’s internal watch list due to a decline in the collateral value or cash flow of the debtor; the committees then adjust loan grades accordingly. This information is used to assist management in monitoring credit quality. When the ultimate collectability of a loan’s principal is in doubt, wholly or partially, the loan is placed on nonaccrual.
After all collection efforts have failed, collateral securing loans may be repossessed and sold or, for loans secured by real estate, foreclosure proceedings initiated. The collateral is sold at public auction for fair market value (based upon recent appraisals described in the above paragraph), with fees associated with the foreclosure being deducted from the sales price. The purchase price is applied to the outstanding loan balance. If the loan balance is greater than the sales proceeds, the deficient balance is sent to the Board of Directors’ Credit Review Committee for charge-off approval. These charge-offs reduce the allowance for credit losses on loans. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans.
The Company’s practice is to charge off estimated losses as soon as such losses are identified and reasonably quantified. Net charge-offs for the first three months of 2020 were $811, or 0.03% of average loans (annualized), compared to net charge-offs of $691, or 0.03% of average loans (annualized), for the same period in 2019. The charge-offs were fully reserved for in the Company’s allowance for credit losses on loans.

Allowance for Credit Losses on Loans and Unfunded Commitments; Provision for Credit Losses on Loans and Unfunded Commitments. Beginning January 1, 2020, the Company began calculating the allowance for credit losses under CECL. As of the date of adoption, the Company increased the allowance for credit losses on loans by $42,484 and the reserve for unfunded commitments by $10,389. Management evaluates the adequacy of the allowance on a quarterly basis. The allowance for credit losses is available to absorb probable credit losses inherent in the entire loan portfolio. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including loans evaluated on a collective (pooled) basis and those evaluated on an individual basis as set forth in the ASC 326. The credit loss estimation process involves procedures to appropriately consider the unique characteristics of the Company’s loan portfolio segments. Credit quality is assessed and monitored by evaluating various attributes, and the results of those evaluations are utilized in underwriting new loans and in the Company’s process for estimation of expected credit losses. Credit quality monitoring procedures and indicators can include an assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories, and other factors, including our risk rating system, regulatory guidance and economic conditions, such as unemployment rate and GDP growth in the markets in which we operate as well as trends in the market values of underlying collateral securing loans, all as determined based on input from management, loan review staff and other sources. This evaluation is complex and inherently subjective, as it requires estimates by management that are inherently uncertain and therefore susceptible to significant revision as more information becomes available. In future periods evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and provision for credit loss in those future periods.

The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, a collective or pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics; and second, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans.

•
The allowance for credit losses for loans that share similar risk characteristics with other loans is calculated on a collective (or pool) basis, where such loans are segregated into loan portfolio segments based upon similarity of credit risk. In determining the allowance for credit losses on loans evaluated on a collective basis, the Company categorizes loan pools based on loan type and/or risk rating. The Company uses two CECL models: (1) a loss rate model, based on average historical life-of-loan loss rates, is used for the Real Estate - 1-4 Family Mortgage, Real Estate - Construction and the Installment Loans to Individuals portfolio segments, and (2) for the Commercial, Real Estate - Commercial Mortgage and Lease Financing portfolio segments, the Company uses a probability of default/loss given default model, which calculates an expected loss percentage for each loan pool by considering (a) the probability of default, based on the migration of loans from performing (using risk ratings) to default using life-of-loan analysis periods and (b) the historical severity of loss, based on the aggregate net lifetime losses incurred per loan pool.

The historical loss rates calculated as described above are adjusted, as necessary, for both internal and external qualitative factors where there are differences in the historical loss data of the Company and current or projected future conditions. Internal factors include loss history, changes in credit quality (including movement between risk ratings) and/or credit concentration, the nature and volume of the respective loan portfolio segments, and changes in lending or loan review staffing. External factors include current and reasonable and supportable forecasted economic conditions, the competitive environment and changes in collateral values. These factors are used to adjust the historical loss rates (as described above) to ensure that they reflect management’s expectation of future conditions based on a reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, when necessary, the models immediately revert back to the historical loss rates adjusted for qualitative factors related to current conditions.

•
For loans that do not share similar risk characteristics with other loans, an individual analysis is performed to determine the expected credit loss. If the respective loan is collateral dependent (that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral), the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of collateral is initially based on external appraisals. Generally, collateral values for loans for which measurement of expected losses is dependent on collateral values are updated every twelve months, either from external third parties or in-house certified appraisers. Third-party appraisals are obtained from a pre-approved list of independent, third-party, local appraisal firms. The fair value of the collateral derived from the external appraisal is then adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. Other acceptable methods for determining the expected credit losses for individually evaluated loans is a discounted cash flow approach or, if applicable, an observable market price. Once the expected credit loss amount is determined, an allowance is provided for equal to the calculated expected credit loss and included in the allowance for credit losses.

For periods prior to January 1, 2020, the Company calculated the allowance for credit losses using the incurred loss methodology.

In addition to its quarterly analysis of the allowance for credit losses, on a regular basis, management and the Board of Directors review loan ratios. These ratios include the allowance for credit losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for credit losses as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans. Also, management reviews past due ratios by officer, community bank and the Company as a whole.

The following table presents the allocation of the allowance for credit losses on loans by loan category and the percentage of loans in each category to total loans as of the dates presented:

	March 31, 2020		December 31, 2019		March 31, 2019
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$25,937	14.58%	$10,658	14.12%	$9,622	14.40%
Lease financing	1,588	0.87%	910	0.84%	662	0.65%
Real estate – construction	10,924	8.07%	5,029	8.53%	4,778	8.15%
Real estate – 1-4 family mortgage	27,320	29.12%	9,814	29.59%	9,491	30.47%
Real estate – commercial mortgage	44,237	44.11%	24,990	43.80%	24,643	44.93%
Installment loans to individuals	10,179	3.25%	761	3.12%	639	1.40%
Total	$120,185	100.00%	$52,162	100.00%	$49,835	100.00%

The provision for credit losses on loans charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The provision for credit losses on loans was $26,350 and $1,500 for the three months ended March 31, 2020 and 2019, respectively. The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
Balance at beginning of period	$52,162	$49,026
Impact of the adoption of ASC 326	42,484	—
Charge-offs
Commercial, financial, agricultural	393	258
Lease financing	—	—
Real estate – construction	—	—
Real estate – 1-4 family mortgage	221	497
Real estate – commercial mortgage	2,047	562
Installment loans to individuals	2,688	220
Total charge-offs	5,349	1,537
Recoveries
Commercial, financial, agricultural	190	374
Lease financing	5	—
Real estate – construction	—	7
Real estate – 1-4 family mortgage	88	197
Real estate – commercial mortgage	1,699	245
Installment loans to individuals	2,556	23
Total recoveries	4,538	846
Net charge-offs	811	691
Provision for credit losses on loans	26,350	1,500
Balance at end of period	$120,185	$49,835
Net charge-offs (annualized) to average loans	0.03%	0.03%
Allowance for credit losses on loans to:
Total loans	1.23%	0.55%
Total non purchased loans	1.54%	0.76%
Nonperforming loans	240.19%	184.83%
Nonperforming non purchased loans	465.06%	363.79%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
Real estate – construction:
Residential	$—	$(7)
Total real estate – construction	—	(7)
Real estate – 1-4 family mortgage:
Primary	151	248
Home equity	(11)	129
Rental/investment	28	(2)
Land development	(35)	(75)
Total real estate – 1-4 family mortgage	133	300
Real estate – commercial mortgage:
Owner-occupied	1,443	236
Non-owner occupied	(1,118)	128
Land development	23	(47)
Total real estate – commercial mortgage	348	317
Total net charge-offs of loans secured by real estate	$481	$610

The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in the "other liabilities" line item on the Consolidated Balance Sheets. Management estimates the amount of expected losses on unfunded loan commitments by calculating a likelihood of funding over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the allowance for credit loss on loans methodology described above to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company. A roll forward of the allowance for credit losses on unfunded commitments is shown in the table below.

Three Months Ended March 31, 2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$946
Impact of the adoption of ASC 326	10,389
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	3,400
Ending balance	$14,735
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

Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for credit losses on loans. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income.

The following table provides details of the Company’s non purchased and purchased nonperforming assets as of the dates presented.

	Non Purchased	Purchased	Total
March 31, 2020
Nonaccruing loans	$21,384	$19,090	$40,474
Accruing loans past due 90 days or more	4,459	5,104	9,563
Total nonperforming loans	25,843	24,194	50,037
Other real estate owned	3,241	5,430	8,671
Total nonperforming assets	$29,084	$29,624	$58,708
Nonperforming loans to total loans			0.51%
Nonperforming assets to total assets			0.42%

December 31, 2019
Nonaccruing loans	$21,509	$7,038	$28,547
Accruing loans past due 90 days or more	3,458	4,317	7,775
Total nonperforming loans	24,967	11,355	36,322
Other real estate owned	2,762	5,248	8,010
Total nonperforming assets	$27,729	$16,603	$44,332
Nonperforming loans to total loans			0.37%
Nonperforming assets to total assets			0.33%

The level of nonperforming loans increased $13,715 from December 31, 2019 to March 31, 2020, while OREO increased $661 during the same period. The implementation of CECL, which requires purchased credit deteriorated loans to be classified as nonaccrual based on performance, contributed $5,680 to the increase in nonaccruing loans.
The following table presents nonperforming loans by loan category as of the dates presented:

	March 31, 2020	December 31, 2019	March 31, 2019
Commercial, financial, agricultural	$13,615	$8,458	$6,143
Lease financing	277	226	90
Real estate – construction:
Residential	3,012	—	—
Commercial	—	—	—
Total real estate – construction	3,012	—	—
Real estate – 1-4 family mortgage:
Primary	16,078	14,270	8,547
Home equity	2,819	2,328	2,073
Rental/investment	1,408	1,958	772
Land development	407	367	466
Total real estate – 1-4 family mortgage	20,712	18,923	11,858
Real estate – commercial mortgage:
Owner-occupied	9,226	4,526	3,901
Non-owner occupied	1,929	2,459	3,854
Land development	673	1,109	342
Total real estate – commercial mortgage	11,828	8,094	8,097
Installment loans to individuals	593	621	775
Total nonperforming loans	$50,037	$36,322	$26,963

Total nonperforming loans as a percentage of total loans were 0.51% as of March 31, 2020 as compared to 0.37% as of December 31, 2019 and 0.30% as of March 31, 2019. The Company’s coverage ratio, or its allowance for credit losses on loans as a percentage of nonperforming loans, was 240.19% as of March 31, 2020 as compared to 143.61% as of December 31, 2019 and 184.83% as of March 31, 2019. As discussed above, the adoption of CECL resulted in an increase of $5,680 in nonaccrual loans as of March 31, 2020. Although nonperforming loans have increased as of March 31, 2020, the coverage ratios have increased as a result of the increase in the allowance for credit losses discussed above.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at March 31, 2020. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $45,524 at March 31, 2020 as compared to $37,668 at December 31, 2019 and $44,141 at March 31, 2019.

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

As shown below, restructured loans totaled $11,039 at March 31, 2020 as compared to $11,954 at December 31, 2019 and $12,409 at March 31, 2019. At March 31, 2020, loans restructured through interest rate concessions represented 27% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	March 31, 2020	December 31, 2019	March 31, 2019
Commercial, financial, agricultural	$1,411	$523	$332
Real estate – 1-4 family mortgage:
Primary	6,853	6,987	6,169
Home equity	212	213	184
Rental/investment	587	596	1,987
Total real estate – 1-4 family mortgage	7,652	7,796	8,340
Real estate – commercial mortgage:
Owner-occupied	1,398	3,096	3,076
Non-owner occupied	520	503	548
Land development	—	36	50
Total real estate – commercial mortgage	1,918	3,635	3,674
Installment loans to individuals	58	—	63
Total restructured loans in compliance with modified terms	$11,039	$11,954	$12,409

Changes in the Company’s restructured loans are set forth in the table below:

	2020	2019
Balance at January 1,	$11,954	$12,820
Additional advances or loans with concessions	1,574	176
Reclassified as performing restructured loan	58	252
Reductions due to:
Reclassified as nonperforming	(2,449)	(269)
Paid in full	(34)	(264)
Charge-offs	(3)	—
Paydowns	(61)	(306)
Balance at March 31,	$11,039	$12,409

Due to the current economic environment caused by the COVID-19 pandemic, the Company implemented a loan deferral program in March 2020 that provides temporary payment relief to both consumer and commercial customers. Any customer that is current on loan payments, taxes and insurance can qualify for a 90-day deferral of principal and interest payments. The Company’s loan deferral program complies with the guidance set forth in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and related guidance from the FDIC and other banking regulators. Through April 30, 2020, the Company has granted temporary modifications on approximately 3,500 loans, or 18% of our loan portfolio by dollar value, with total balances of approximately $1,700,000. In accordance with the applicable guidance, none of these loans were considered “restructured loans”.
The following table shows the principal amounts of nonperforming and restructured loans as of the dates presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	March 31, 2020	December 31, 2019	March 31, 2019
Nonaccruing loans	$40,474	$28,547	$20,335
Accruing loans past due 90 days or more	9,563	7,775	6,628
Total nonperforming loans	50,037	36,322	26,963
Restructured loans in compliance with modified terms	11,039	11,954	12,409
Total nonperforming and restructured loans	$61,076	$48,276	$39,372
The following table provides details of the Company’s other real estate owned as of the dates presented:

	March 31, 2020	December 31, 2019	March 31, 2019
Residential real estate	$1,661	$1,305	$2,651
Commercial real estate	3,411	3,654	3,708
Residential land development	959	899	1,095
Commercial land development	2,640	2,152	2,701
Total other real estate owned	$8,671	$8,010	$10,155

Changes in the Company’s other real estate owned were as follows:

	2020	2019
Balance at January 1,	$8,010	$11,040
Transfers of loans	1,640	885
Impairments	(197)	(727)
Dispositions	(782)	(1,043)
Balance at March 31,	$8,671	$10,155

Other real estate owned with a cost basis of $782 was sold during the three months ended March 31, 2020, resulting in a net loss of $12, while other real estate owned with a cost basis of $1,043 was sold during the three months ended March 31, 2019, resulting in a net loss of $80.

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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing April 1, 2020, in each case as compared to the result under rates present in the market on March 31, 2020. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not take into account changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	12.30%	10.26%	22.21%
+300	9.94%	7.99%	17.09%
+200	6.76%	5.46%	11.62%
+100	4.20%	2.69%	5.89%
-100	(4.13)%	(3.90)%	(6.60)%

The rate shock results for the net interest income simulations for the next twenty-four months produce an asset sensitive position at March 31, 2020 and are all within the parameters set by the Board of Directors. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
The scenarios assume instantaneous movements in interest rates in increments of plus 100, 200, 300 and 400 basis points and minus 100 basis points. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions, including asset prepayment speeds, the impact of competitive factors on our pricing of loans and deposits, how responsive our deposit repricing is to the change in market rates and the expected life of non-maturity deposits. These business assumptions are based upon our experience, business plans and published industry experience; however, such assumptions may not necessarily reflect the manner or timing in which cash flows, asset yields and liability costs respond to changes in market rates. Because these assumptions are inherently uncertain, actual results will differ from simulated results.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, forward commitments, and interest rate lock commitments, as part of its ongoing efforts to mitigate its interest rate risk exposure. For more information about the Company’s derivative financial instruments, see the “Off-Balance Sheet Transactions” section below and Note 10, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.
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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 29.07% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At March 31, 2020, securities with a carrying value of $538,563 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $444,603 similarly pledged at December 31, 2019.

Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were short-term borrowings from the FHLB in the amount of $780,000 at March 31, 2020 compared to $480,000 at December 31, 2019. Long-term funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2020, the balance of our outstanding long-term advances with the FHLB was $152,294 compared to $152,337 at December 31, 2019. The total amount of the remaining credit available to us from the FHLB at March 31, 2020 was $2,834,101. We also maintain lines of credit with other commercial banks totaling $180,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There was $14,000 outstanding under these lines of credit at March 31, 2020. The draws on these lines were done in accordance with Company policy to test the lines annually. All borrowings were repaid in the month of April. There were no borrowings outstanding at December 31, 2019.

In 2016 we accessed the capital markets to generate liquidity in the form of subordinated notes. As part of the Metropolitan acquisition, the Company assumed $15,000 aggregate principal amount of 6.50% fixed-to-floating rate subordinated notes due July 1, 2026. The carrying value of the subordinated notes, net of unamortized debt issuance costs, was $113,940 at March 31, 2020.

Although we currently have a significant amount of on-balance sheet liquidity and other available sources of funding, as detailed below, we are also able to participate in the Paycheck Protection Program (“PPP”) Liquidity Facility (“PPPLF”) established by the Federal Reserve. Because of the favorable capital treatment and interest rate of PPPLF borrowings, we may access the PPPLF to offset any impact on our liquidity resulting from the high level of PPP lending that we have engaged in during the second quarter of 2020. Under the PPPLF, PPP loans may be pledged as collateral, and borrowings under the PPPLF bear interest at a rate of 0.35%.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Noninterest-bearing demand	23.19%	22.30%	—%	—%
Interest-bearing demand	44.29	45.60	0.75	0.85
Savings	6.11	6.00	0.15	0.19
Time deposits	18.98	22.65	1.71	1.60
Short-term borrowings	4.06	0.95	1.44	2.66
Long-term Federal Home Loan Bank advances	1.37	0.06	1.42	3.28
Subordinated notes	1.01	1.40	5.59	6.13
Other borrowed funds	0.99	1.04	4.85	4.60
Total deposits and borrowed funds	100.00%	100.00%	0.85%	0.92%

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

Cash and cash equivalents were $637,772 at March 31, 2020, as compared to $562,066 at March 31, 2019. Cash used in investing activities for the three months ended March 31, 2020 was $130,341, as compared to cash provided by investing activities of $24,930 for the three months ended March 31, 2019. Proceeds from the sale, maturity or call of securities within our investment portfolio were $76,269 for the three months ended March 31, 2020, as compared to $59,120 for the same period in 2019. These proceeds were reinvested into the investment portfolio or used to fund loan growth. Purchases of investment securities were $123,670 for the first three months of 2020, as compared to $49,577 for the same period in 2019.

Cash provided by financing activities for the three months ended March 31, 2020 was $476,183, as compared to cash used in financing activities for the same period in 2019 of $172,082. Deposits increased $199,404 and $140,692 for the three months ended March 31, 2020 and 2019, respectively.

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
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2020, the maximum amount available for transfer from the Bank to the Company in the form of loans was $138,775. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,061. There were no amounts outstanding under this line of credit at March 31, 2020.

These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the three months ended March 31, 2020, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

Off-Balance Sheet Transactions
The Company enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including establishing a provision for credit losses on unfunded commitments. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer.
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	March 31, 2020	December 31, 2019
Loan commitments	$2,368,745	$2,324,262
Standby letters of credit	90,266	94,824

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments and the provision related thereto as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed. For a more detailed discussion related to the allowance and provision for credit losses on unfunded loan commitments, refer to the previous section “Risk Management.”

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2020, the Company had notional amounts of $219,068 on interest rate contracts with corporate customers and $219,068 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
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
For more information about the Company’s off-balance sheet transactions, see Note 10, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.
Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $2,070,512 at March 31, 2020 compared to $2,125,689 at December 31, 2019. Book value per share was $36.88 and $37.39 at March 31, 2020 and December 31, 2019, respectively. The decrease in shareholders’ equity was attributable to the day one impact of our adoption of CECL, an increased provision for credit losses during the quarter offsetting much of the quarterly earnings while maintaining the quarterly dividend, and common stock repurchased through the stock repurchase program.

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

During the first quarter of 2020, the Company suspended its stock repurchase program in response to the COVID-19 pandemic. Prior to the suspension the Company repurchased approximately $24,500 of common stock at a weighted average price of $30.00 per share. There is approximately $5,500 of repurchase availability remaining under the $50,000 stock repurchase program, which will remain in effect until the earlier of October 2020 or the repurchase of the entire amount of common stock authorized to be repurchased by the Board of Directors.

The Company has junior subordinated debentures with a carrying value of $110,360 at March 31, 2020, of which $106,769 is included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital at March 31, 2020. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition we exceed $15,000,000 in assets, or if we make any acquisition after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.

The Company has subordinated notes with a carrying value of $113,940 at March 31, 2020, of which $113,658 is included in the Company’s Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,133,444	10.63%	$692,943	6.50%	$746,246	7.00%
Tier 1 risk-based capital ratio	1,239,814	11.63%	852,853	8.00%	906,156	8.50%
Total risk-based capital ratio	1,432,281	13.44%	1,066,066	10.00%	1,119,369	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,239,814	9.90%	626,397	5.00%	501,118	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,308,943	12.28%	$692,650	6.50%	$745,931	7.00%
Tier 1 risk-based capital ratio	1,308,943	12.28%	852,492	8.00%	905,773	8.50%
Total risk-based capital ratio	1,387,752	13.02%	1,065,615	10.00%	1,118,896	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,308,943	10.46%	625,746	5.00%	500,597	4.00%

December 31, 2019
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,156,828	11.12%	$676,106	6.50%	$728,114	7.00%
Tier 1 risk-based capital ratio	1,262,588	12.14%	832,131	8.00%	884,139	8.50%
Total risk-based capital ratio	1,432,949	13.78%	1,040,163	10.00%	1,092,171	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,262,588	10.37%	608,668	5.00%	486,934	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,331,809	12.81%	$675,581	6.50%	$727,548	7.00%
Tier 1 risk-based capital ratio	1,331,809	12.81%	831,484	8.00%	883,452	8.50%
Total risk-based capital ratio	1,388,553	13.36%	1,039,355	10.00%	1,091,323	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,331,809	10.95%	607,907	5.00%	486,326	4.00%

As previously disclosed, the Company adopted CECL as of January 1, 2020. The Company has elected to take advantage of transitional relief offered by the Federal Reserve and FDIC to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transitional period to phase out the capital benefit provided by the two-year delay. Therefore, the Company’s regulatory ratios as of March 31, 2020 were not impacted by the adoption of CECL.

For more information regarding the capital adequacy guidelines applicable to the Company and Renasant Bank, please refer to Note 15, “Regulatory Matters,” in Item 1, Financial Statements.

Non-GAAP Financial Measures

This report presents the Company’s efficiency ratio in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, this report presents an adjusted efficiency ratio, which is a non-GAAP financial measure. We calculated the efficiency ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The adjusted efficiency ratio excludes expenses that (1) the Company does not consider to be part of our core operating activities, such as amortization of intangibles, or (2) the Company incurred in connection with certain transactions where management is unable to accurately predict the timing of when these expenses will be incurred or, when incurred, the amount of such expenses, such as, when applicable, COVID-19 related expenses, merger and conversion related expenses, debt prepayment penalties and asset valuation adjustments. Management uses the adjusted efficiency ratio to evaluate ongoing operating results and efficiency of the Company’s operations. The reconciliation from GAAP to non-GAAP for this financial measure is below.

Efficiency Ratio
	Three months ended March 31,
	2020	2019
Interest income (fully tax equivalent basis)	$131,887	$138,578
Interest expense	23,571	23,947
Net interest income (fully tax equivalent basis)	108,316	114,631

Total noninterest income	37,570	35,885
Net gains (losses) on sales of securities	—	13
MSR valuation adjustment	(9,571)	—
Adjusted noninterest income	47,141	35,872

Total noninterest expense	115,041	88,832
Intangible amortization	1,895	2,110
COVID-19 related expenses	2,903	—
Adjusted noninterest expense	110,243	86,722

Efficiency Ratio (GAAP)	78.86%	59.02%
Adjusted Efficiency Ratio (non-GAAP)	70.92%	57.62%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2019. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS

When evaluating the risk of an investment in the Company’s common stock, potential investors should carefully consider the risk factors appearing in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.
The ongoing COVID-19 pandemic and measures intended to arrest the virus’s spread are adversely affecting, and are expected to continue to adversely affect, the Company’s business, operations, financial condition and results of operations.
The spread of the COVID-19 virus has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. In an effort to prevent the further spread of the virus, federal and state governments, including state and local governments in the markets in which we operate, have ordered non-essential businesses to close and issued “shelter-in-place” orders requiring individuals to limit their activity outside their home and observe social distancing in all instances. In addition, most businesses, including the Company, have taken steps to protect the health and well-being of their customers and employees and to promote efforts to limit the transmission of the disease, and these steps, to varying degrees, have limited (if not entirely halted) the normal operations of these businesses. These actions by federal and state governments, businesses and individuals have had a severe negative impact on the global and United States economies as well as the local economies across our footprint, including, for example, a significant decrease in commercial and consumer activity and changes in the manner of conducting permitted activities, a decrease in the demand for the Company’s services and products, a rapid rise in U.S. unemployment, disrupted U.S. and global supply chains, a broad decline in U.S. equity market valuations and a concomitant increase in market volatility as well as other disruptions in the financial markets, and credit deterioration and defaults in many industries. The markets in which we operate have been significantly and adversely affected by the pandemic, which may in turn have a material and adverse effect on our business, operations, financial condition and results of operations. Furthermore, additional measures taken in the future to address the pandemic by government, businesses in general, the Company and consumers may exacerbate the economic impact of the pandemic on us.
Federal and state governments have taken unprecedented actions to assist businesses and individuals impacted by the COVID-19 virus and to stabilize the financial markets and otherwise limit the impact of the pandemic on the economy as a whole. The Company has itself implemented measures to assist its qualified commercial and consumer clients, including allowing principal and interest payments on loans to be deferred for a period of up to three months. It is unclear at this time how successful, if at all, these governmental actions as well as the Company’s own efforts will be in supporting businesses and individuals, the markets and the broader economy and generally ameliorating the impact of the COVID-19 virus on the United States as a whole and the particular markets in which we operate. In the meantime, these governmental actions, along with the steps the Company has taken, may have a material adverse effect on our business, operations, financial condition and results of operations. In addition, the Company faces an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.
The extent to which the pandemic impacts our business, operations, financial condition and results of operations ultimately depends on the duration of the pandemic, the effectiveness of the measures being put in place by governments and businesses, including the Company, to address it and the time it will take the global, national and local economies to recover to their pre-pandemic levels once they reopen, all of which are highly uncertain and cannot be predicted at this time. Further, there can be no assurance that any of these efforts will be effective. In the meantime, until the effects of the pandemic subside, we expect continued draws on lines of credit, reduced revenues in our business, and increased customer defaults. As described above in the "Risk Management" section in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-Q, the Company increased its allowance for credit losses in the first quarter of 2020, and the impact of the pandemic may result in further increases to our allowance for credit losses. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business, operations, financial condition and results of operations, which could be material, as a result of the economic impact and any recession that has occurred or may occur in the future.
The COVID-19 virus has also resulted in heightened operational risks. Much of our workforce has been working remotely, and increased levels of remote access create additional cybersecurity risk and opportunities for cybercriminals to exploit vulnerabilities. Cybercriminals may increase their attempts to compromise business emails, including an increase in phishing attempts, and fraudulent vendors or other parties may view the pandemic as an opportunity to prey upon consumers and businesses during this time. This could result in increased fraud losses to us or our customers. The increase in online and remote banking activities may also increase the risk of fraud in certain instances. In addition, state and local orders and regulations regarding limitations on the conduct of in-person business operations may impact our ability to operate at normal levels and to restore operations to their pre-pandemic level for an unknown period of time. Separately, our third-party service providers have also been impacted by the pandemic, and we have experienced some disruption to certain services performed by vendors. To date, these disruptions have not been material and we have developed solutions to work around these disruptions, but we may experience additional disruption in the future, which could adversely impact our business.
Finally, our Annual Report on Form 10-K for the year ended December 31, 2019 lists numerous factors relating to the Company in particular as well as the financial services industry and public companies in general. These risk factors can be found in Item 1A, “Risk Factors,” of such Annual Report. The impact of the COVID-19 virus may also have the effect of exacerbating the adverse impact of these other risk factors on our business, operations, financial condition or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

During the three month period ended March 31, 2020, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2020 to January 31, 2020	162,230	$33.23	150,800	$25,029
February 1, 2020 to February 29, 2020	378,365	31.51	378,365	13,116
March 1, 2020 to March 31, 2020	338,774	25.69	289,721	5,464
Total	879,369	$29.59	818,886

(1)
The Company announced a $50.0 million stock repurchase program in October 2019, under which the Company was authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. Under the program, 818,886 shares were repurchased in the first quarter of 2020. The program will remain in effect until the earlier of October 2020 or the repurchase of the entire amount of common stock authorized to be repurchased by the Board of Directors.

Share amounts in this column also include shares of Renasant Corporation common stock withheld to satisfy federal and state tax liabilities related to the vesting of time-based and performance-based restricted stock awards during the three month period ended March 31, 2020. A total of 11,430 and 49,053 shares were withheld for such purpose in January and March 2020, respectively; no shares were withheld for tax purposes in February 2020.

(2)	Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (1)

(3)(ii)	Amended and Restated Bylaws of Renasant Corporation (2)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity and (v) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

(104)	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

(1)	Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 10, 2016 and incorporated herein by reference.

(2)	Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on July 20, 2018 and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	May 7, 2020	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2020	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Financial and Operating Officer
(Principal Financial Officer)