Form 10-Q
period 2020-06-30
RENASANT CORP
filed 2020-08-05
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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

As of July 31, 2020, 56,182,549 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$215,601	$191,065
Interest-bearing balances with banks	401,302	223,865
Cash and cash equivalents	616,903	414,930
Securities available for sale, at fair value	1,303,494	1,290,613
Loans held for sale, at fair value	339,747	318,272
Loans, net of unearned income:
Non purchased loans and leases	9,206,101	7,587,974
Purchased loans	1,791,203	2,101,664
Total loans, net of unearned income	10,997,304	9,689,638
Allowance for credit losses	(145,387)	(52,162)
Loans, net	10,851,917	9,637,476
Premises and equipment, net	302,380	309,697
Other real estate owned:
Non purchased	4,694	2,762
Purchased	4,431	5,248
Total other real estate owned, net	9,125	8,010
Goodwill	939,683	939,683
Other intangible assets, net	33,531	37,260
Bank-owned life insurance	228,729	225,942
Mortgage servicing rights	51,474	53,208
Other assets	220,224	165,527
Total assets	$14,897,207	$13,400,618
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$3,740,296	$2,551,770
Interest-bearing	8,106,062	7,661,398
Total deposits	11,846,358	10,213,168
Short-term borrowings	341,810	489,091
Long-term debt	376,680	376,507
Other liabilities	249,413	196,163
Total liabilities	12,814,261	11,274,929
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 56,181,962 and 56,855,002 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost – 3,114,763 and 2,441,723 shares, respectively	(102,223)	(83,189)
Additional paid-in capital	1,293,033	1,294,276
Retained earnings	579,314	617,355
Accumulated other comprehensive income, net of taxes	16,339	764
Total shareholders’ equity	2,082,946	2,125,689
Total liabilities and shareholders’ equity	$14,897,207	$13,400,618
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income
Loans	$115,672	$127,011	$236,277	$253,312
Securities
Taxable	6,418	7,730	13,720	15,655
Tax-exempt	1,670	1,291	3,124	2,700
Other	195	1,830	1,007	3,289
Total interest income	123,955	137,862	254,128	274,956
Interest expense
Deposits	13,871	20,991	32,366	40,763
Borrowings	4,302	4,071	9,378	8,246
Total interest expense	18,173	25,062	41,744	49,009
Net interest income	105,782	112,800	212,384	225,947
Provision for credit losses on loans	26,900	900	53,250	2,400
Net interest income after provision for credit losses on loans	78,882	111,900	159,134	223,547
Noninterest income
Service charges on deposit accounts	6,832	8,605	15,902	17,707
Fees and commissions	2,971	7,047	6,025	13,518
Insurance commissions	2,125	2,190	4,116	4,306
Wealth management revenue	3,824	3,601	7,826	6,925
Mortgage banking income	45,490	16,620	61,025	27,021
Net gain (loss) on sales of securities	31	(8)	31	5
BOLI income	1,329	1,340	2,492	2,748
Other	1,568	2,565	4,323	5,615
Total noninterest income	64,170	41,960	101,740	77,845
Noninterest expense
Salaries and employee benefits	79,361	60,325	152,550	117,675
Data processing	5,047	4,698	10,053	9,604
Net occupancy and equipment	13,511	11,544	27,631	23,379
Other real estate owned	620	252	1,038	1,256
Professional fees	2,517	2,431	5,159	4,885
Advertising and public relations	2,920	2,648	6,320	5,515
Intangible amortization	1,834	2,053	3,729	4,163
Communications	2,181	2,348	4,379	4,243
Extinguishment of debt	90	—	90	—
Merger and conversion related expenses	—	179	—	179
Other	10,204	6,812	22,377	11,223
Total noninterest expense	118,285	93,290	233,326	182,122
Income before income taxes	24,767	60,570	27,548	119,270
Income taxes	4,637	13,945	5,410	27,535
Net income	$20,130	$46,625	$22,138	$91,735
Basic earnings per share	$0.36	$0.80	$0.39	$1.57
Diluted earnings per share	$0.36	$0.80	$0.39	$1.56
Cash dividends per common share	$0.22	$0.22	$0.44	$0.43

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$20,130	$46,625	$22,138	$91,735
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains on securities	2,603	9,393	19,297	20,710
Reclassification adjustment for (losses) gains realized in net income	(23)	6	(23)	(4)
Total securities available for sale	2,580	9,399	19,274	20,706
Derivative instruments:
Unrealized holding losses on derivative instruments	(793)	(1,541)	(3,796)	(2,456)
Total derivative instruments	(793)	(1,541)	(3,796)	(2,456)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	51	102	97	156
Total defined benefit pension and post-retirement benefit plans	51	102	97	156
Other comprehensive income, net of tax	1,838	7,960	15,575	18,406
Comprehensive income	$21,968	$54,585	$37,713	$110,141

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Six Months Ended June 30, 2020	Shares	Amount
Balance at January 1, 2020	56,855,002	$296,483	$(83,189)	$1,294,276	$617,355	$764	$2,125,689
Cumulative effect adjustment due to the adoption of ASU 2016-13	—	—	—	—	(35,099)	—	(35,099)
Net income	—	—	—	—	2,008	—	2,008
Other comprehensive income	—	—	—	—	—	13,737	13,737
Comprehensive income							15,745
Cash dividends ($0.22 per share)	—	—	—	—	(12,555)	—	(12,555)
Repurchase of shares in connection with stock repurchase program	(818,886)	—	(24,569)	—	—	—	(24,569)
Issuance of common stock for stock-based compensation awards	104,902	—	4,138	(5,587)	—	—	(1,449)
Stock-based compensation expense	—	—	—	2,750	—	—	2,750
Balance at March 31, 2020	56,141,018	$296,483	$(103,620)	$1,291,439	$571,709	$14,501	$2,070,512
Net income	—	—	—	—	20,130	—	20,130
Other comprehensive income	—	—	—	—	—	1,838	1,838
Comprehensive income							21,968
Cash dividends ($0.22 per share)	—	—	—	—	(12,525)	—	(12,525)
Issuance of common stock for stock-based compensation awards	40,944	—	1,397	(1,404)	—	—	(7)
Stock-based compensation expense	—	—	—	2,998	—	—	2,998
Balance at June 30, 2020	56,181,962	$296,483	$(102,223)	$1,293,033	$579,314	$16,339	$2,082,946

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended June 30, 2019	Shares	Amount
Balance at January 1, 2019	58,546,480	$296,483	$(24,245)	$1,288,911	$500,660	$(17,896)	$2,043,913
Net income	—	—	—	—	45,110	—	45,110
Other comprehensive income	—	—	—	—	—	10,446	10,446
Comprehensive income							55,556
Cash dividends ($0.21 per share)	—	—	—	—	(12,442)	—	(12,442)
Issuance of common stock for stock-based compensation awards	87,150	—	2,655	(3,442)	—	—	(787)
Stock-based compensation expense	—	—	—	2,637	—	—	2,637
Balance at March 31, 2019	58,633,630	$296,483	$(21,590)	$1,288,106	$533,328	$(7,450)	$2,088,877
Net income	—	—	—	—	46,625	—	46,625
Other comprehensive income	—	—	—	—	—	7,960	7,960
Comprehensive income							54,585
Cash dividends ($0.22 per share)	—	—	—	—	(12,971)	—	(12,971)
Repurchase of shares in connection with stock repurchase program	(363,704)	—	(12,938)	—	—	—	(12,938)
Issuance of common stock for stock-based compensation awards	27,744	—	893	(832)	—	—	61
Stock-based compensation expense	—	—	—	2,082	—	—	2,082
Balance at June 30, 2019	58,297,670	$296,483	$(33,635)	$1,289,356	$566,982	$510	$2,119,696

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income	$22,138	$91,735
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses on loans	53,250	2,400
Depreciation, amortization and accretion	13,247	1,607
Deferred income tax (benefit) expense	(9,812)	8,585
Funding of mortgage loans held for sale	(2,023,834)	(938,825)
Proceeds from sales of mortgage loans held for sale	2,024,141	856,243
Gains on sales of mortgage loans held for sale	(21,782)	(20,789)
Valuation adjustment to mortgage servicing rights	14,522	—
Gains on sales of securities	(31)	(5)
Penalty on prepayment of debt	90	—
Loss (gains) on sales of premises and equipment	35	(1,073)
Stock-based compensation expense	5,748	4,719
Net change in other loans held for sale	—	55,792
Increase in other assets	(68,031)	(4,815)
Increase (decrease) in other liabilities	45,232	(10,762)
Net cash provided by operating activities	54,913	44,812
Investing activities
Purchases of securities available for sale	(182,745)	(125,503)
Proceeds from sales of securities available for sale	8,773	12,612
Proceeds from call/maturities of securities available for sale	183,807	120,738
Net (increase) decrease in loans	(1,296,880)	37,634
Purchases of premises and equipment	(3,856)	(16,491)
Proceeds from sales of premises and equipment	—	2,240
Net change in FHLB stock	(496)	8,710
Proceeds from sales of other assets	2,228	15,295
Other, net	—	2
Net cash (used in) provided by investing activities	(1,289,169)	55,237
Financing activities
Net increase in noninterest-bearing deposits	1,188,526	90,278
Net increase (decrease) in interest-bearing deposits	444,810	(28,100)
Net decrease in short-term borrowings	(147,281)	(248,695)
Repayment of long-term debt	(177)	(430)
Cash paid for dividends	(25,080)	(25,413)
Repurchase of shares in connection with stock repurchase program	(24,569)	(12,938)
Net cash provided by (used in) financing activities	1,436,229	(225,298)
Net increase (decrease) in cash and cash equivalents	201,973	(125,249)
Cash and cash equivalents at beginning of period	414,930	569,111
Cash and cash equivalents at end of period	$616,903	$443,862

Supplemental disclosures
Cash paid for interest	$43,564	$47,599
Cash paid for income taxes	$16,163	$13,820
Noncash transactions:
Transfers of loans to other real estate owned	$4,259	$1,796
Financed sales of other real estate owned	$154	$254
Transfers of other loans held for sale to loans held for investment	$—	$189
Recognition of operating right-of-use assets	$4,235	$75,042
Recognition of operating lease liabilities	$2,766	$78,561

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

(In Thousands)
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”), Renasant Insurance, Inc. (“Renasant Insurance”) and Park Place Capital Corporation. The Company offers a diversified range of financial, wealth management and insurance services to its retail and commercial customers through its subsidiaries and full-service offices located throughout north and central Mississippi, Tennessee, Georgia, Alabama and north Florida.
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

Impact of Recently-Issued Accounting Standards and Pronouncements:
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which updated Accounting Standards Codification Topic (“ASC”) 326, Financial Instruments - Credit Losses (“ASC 326”). ASU 2016-13 significantly changed the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model includes loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. Additionally, ASU 2016-13 amended the accounting for credit losses on available for sale securities and purchased financial assets with credit deterioration (“PCD”). In the remainder of these Notes to Consolidated Financial Statements, unless the context clearly provides otherwise, references to “CECL” or to “ASC 326” shall mean the accounting standards and principles set forth in ASC 326 after giving effect to ASU 2016-13 and the clarifications thereto discussed in the next paragraph.
Over the course of 2019, FASB issued a number of updates clarifying various matters arising under ASU 2016-13, including the following: (1) ASU 2018-19 was issued to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20; instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases (“ASC 842”); (2) ASU 2019-04 provides entities alternatives for measurement of accrued interest receivable, clarifies the steps entities should take when recording the transfer of loans or debt securities between measurement classifications or categories and clarifies that entities should include expected recoveries on financial assets; (3) ASU 2019-05 was issued to provide entities that have certain instruments within the scope of Subtopic 320-20 with an option to irrevocably elect the fair value option in Subtopic 825-10; and (4) ASU 2019-11 was issued to address stakeholders’ specific issues relating to expected recoveries on PCD assets and transition and disclosure relief related to troubled debt restructured loans and accrued interest, respectively. Early adoption is permitted.

ASU 2016-13 became effective on January 1, 2020 for publicly-traded companies like the Company, and the Company elected not to take advantage of federal legislation enacted in March 2020 allowing it to postpone the adoption of CECL. To implement CECL, entities are required to apply a one-time cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, as disclosed in the table below.

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
The Company used the prospective transition approach for PCD loans that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). As permitted under ASC 326, the Company did not reassess whether PCI assets meet the criteria of PCD assets as of the date of adoption. As shown in the table above, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $5,469 to the allowance for credit losses. The remaining noncredit discount will be accreted into interest income.
The prospective transition approach was also used for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remained the same before and after the effective date of the adoption of CECL.
Additionally, the Company has elected to exclude accrued interest receivable from the amortized cost of loans. As of June 30, 2020, the Company has accrued interest receivable for loans of $50,983, which is recorded in other assets on the Consolidated Balance Sheets.
In January 2017, FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350)” (“ASU 2017-04”), which amends and simplifies current goodwill impairment testing by eliminating certain testing under the earlier provisions. Under the new guidance, an entity performs the goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if a quantitative impairment test is necessary. ASU 2017-04 was adopted on January 1, 2020 and did not have a material impact on the Company’s financial statements.
In August 2018, FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which is intended to improve the disclosures on fair value measurements by eliminating, amending and adding certain disclosure requirements. These changes are intended to reduce costs for preparers while providing more useful information for financial statement users.   ASU 2018-13 was adopted on January 1, 2020 and did not have a material impact on the Company’s financial statements.
In March 2019, FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” (“ASU 2019-01”),which is intended to clarify potential implementation questions related to ASC 842. This includes clarification on the determination of fair value of underlying assets by lessors that are not manufacturers or dealers, cash flow presentation of sales-type and direct financing leases and transition disclosures related to accounting changes and error corrections. ASU 2019-01 was adopted on January 1, 2020 and did not have a material impact on the Company’s financial statements.
In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform (Topic 842): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides temporary, optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met that reference LIBOR or another reference rate expected to be discontinued. As the guidance is intended to assist stakeholders during the global market-wide reference rate transition period, it is in effect only from March 12, 2020 through December 31, 2022. The Company has established a LIBOR Transition Committee and is currently evaluating the impact of adopting ASU 2020-04 on the Company's financial statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Securities
(In Thousands, Except Number of Securities)

The amortized cost, fair value and allowance for credit losses of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2020
U.S. Treasury securities	$7,586	$53	$—	$—	$7,639
Obligations of other U.S. Government agencies and corporations	2,509	21	—	—	2,530
Obligations of states and political subdivisions	263,618	10,170	(817)	—	272,971
Residential mortgage backed securities:
Government agency mortgage backed securities	659,279	24,887	(1)	—	684,165
Government agency collateralized mortgage obligations	137,181	2,366	(27)	—	139,520
Commercial mortgage backed securities:
Government agency mortgage backed securities	32,706	1,712	(1)	—	34,417
Government agency collateralized mortgage obligations	90,309	3,434	(40)	—	93,703
Trust preferred securities	12,068	—	(4,389)	—	7,679
Other debt securities	58,642	2,440	(212)	—	60,870
	$1,263,898	$45,083	$(5,487)	$—	$1,303,494

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
U.S. Treasury securities	$498	$1	$—	$499
Obligations of other U.S. Government agencies and corporations	2,518	16	(3)	2,531
Obligations of states and political subdivisions	218,362	5,134	(365)	223,131
Residential mortgage backed securities:
Government agency mortgage backed securities	708,970	8,951	(1,816)	716,105
Government agency collateralized mortgage obligations	172,178	1,322	(262)	173,238
Commercial mortgage backed securities:
Government agency mortgage backed securities	30,372	659	(24)	31,007
Government agency collateralized mortgage obligations	76,456	1,404	(109)	77,751
Trust preferred securities	12,153	—	(2,167)	9,986
Other debt securities	55,364	1,133	(132)	56,365
	$1,276,871	$18,620	$(4,878)	$1,290,613

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Securities sold were as follows for the periods presented:

	Carrying Value	Net Proceeds	Gain/(Loss)
Three months ended June 30, 2020
Obligations of states and political subdivisions	$2,696	$2,561	$(135)
Residential mortgage backed securities:
Government agency mortgage backed securities	6,046	6,212	166
	$8,742	$8,773	$31
Six months ended June 30, 2020
Obligations of states and political subdivisions	$2,696	$2,561	$(135)
Residential mortgage backed securities:
Government agency mortgage backed securities	6,046	6,212	166
	$8,742	$8,773	$31

	Carrying Value	Net Proceeds	Gain/(Loss)
Three months ended June 30, 2019
Obligations of states and political subdivisions	$320	$319	$(1)
Residential mortgage backed securities:
Government agency mortgage backed securities	1,400	1,396	(4)
Government agency collateralized mortgage obligations	289	286	(3)
	$2,009	$2,001	$(8)
Six months ended June 30, 2019
Obligations of states and political subdivisions	$10,688	$10,703	$15
Residential mortgage backed securities:
Government agency mortgage backed securities	1,630	1,623	(7)
Government agency collateralized mortgage obligations	289	286	(3)
	$12,607	$12,612	$5

Gross realized gains and losses on sales of securities available for sale for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Gross gains on sales of securities available for sale	$166	$1	$166	$46
Gross losses on sales of securities available for sale	(135)	(9)	(135)	(41)
Gains (losses) on sales of securities available for sale, net	$31	$(8)	$31	$5

At June 30, 2020 and December 31, 2019, securities with a carrying value of $485,221 and $416,849, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $37,551 and $27,754 were pledged as collateral for short-term borrowings and derivative instruments at June 30, 2020 and December 31, 2019, respectively.
The amortized cost and fair value of securities at June 30, 2020 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Available for Sale
	Amortized Cost	Fair Value
Due within one year	$14,851	$14,938
Due after one year through five years	38,030	39,616
Due after five years through ten years	78,289	81,913
Due after ten years	175,427	175,207
Residential mortgage backed securities:
Government agency mortgage backed securities	659,279	684,165
Government agency collateralized mortgage obligations	137,181	139,520
Commercial mortgage backed securities:
Government agency mortgage backed securities	32,706	34,417
Government agency collateralized mortgage obligations	90,309	93,703
Other debt securities	37,826	40,015
	$1,263,898	$1,303,494

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
June 30, 2020
Obligations of states and political subdivisions	24	$40,387	$(817)	0	$—	$—	24	$40,387	$(817)
Residential mortgage backed securities:
Government agency mortgage backed securities	2	828	(1)	0	—	—	2	828	(1)
Government agency collateralized mortgage obligations	4	13,916	(27)	0	—	—	4	13,916	(27)
Commercial mortgage backed securities:
Government agency mortgage backed securities	0	—	—	2	1,162	(1)	2	1,162	(1)
Government agency collateralized mortgage obligations	1	4,708	(40)	0	—	—	1	4,708	(40)
Trust preferred securities	0	—	—	2	7,679	(4,389)	2	7,679	(4,389)
Other debt securities	12	9,899	(212)	0	—	—	12	9,899	(212)
Total	43	$69,738	$(1,097)	4	$8,841	$(4,390)	47	$78,579	$(5,487)
December 31, 2019
Obligations of other U.S. Government agencies and corporations	0	$—	$—	1	$1,008	$(3)	1	$1,008	$(3)
Obligations of states and political subdivisions	26	33,902	(365)	0	—	—	26	33,902	(365)
Residential mortgage backed securities:
Government agency mortgage backed securities	37	233,179	(1,504)	16	20,775	(312)	53	253,954	(1,816)
Government agency collateralized mortgage obligations	11	45,319	(262)	0	—	—	11	45,319	(262)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	4,976	(23)	2	1,190	(1)	3	6,166	(24)
Government agency collateralized mortgage obligations	1	4,910	(109)	0	—	—	1	4,910	(109)
Trust preferred securities	0	—	—	2	9,986	(2,167)	2	9,986	(2,167)
Other debt securities	3	8,737	(131)	1	741	(1)	4	9,478	(132)
Total	79	$331,023	$(2,394)	22	$33,700	$(2,484)	101	$364,723	$(4,878)

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

The Company does not intend to sell any securities in an unrealized loss position that it holds, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
longer than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. As a result, no allowance for credit losses for securities was needed at June 30, 2020. There was no other-than-temporary impairment recorded during the six months ended June 30, 2019 (determined in accordance with the accounting standards in effect prior to the Company's adoption of CECL).

Note 3 – Non Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 3, all references to “loans” mean non purchased loans excluding loans held for sale.

The following is a summary of non purchased loans and leases as of the dates presented:

	June 30, 2020	December 31, 2019
Commercial, financial, agricultural	$2,416,243	$1,052,353
Lease financing	84,271	85,700
Real estate – construction:
Residential	291,983	272,643
Commercial	464,889	502,258
Total real estate – construction	756,872	774,901
Real estate – 1-4 family mortgage:
Primary	1,476,196	1,449,219
Home equity	440,774	456,265
Rental/investment	277,647	291,931
Land development	148,370	152,711
Total real estate – 1-4 family mortgage	2,342,987	2,350,126
Real estate – commercial mortgage:
Owner-occupied	1,270,197	1,209,204
Non-owner occupied	2,011,744	1,803,587
Land development	118,777	116,085
Total real estate – commercial mortgage	3,400,718	3,128,876
Installment loans to individuals	208,502	199,843
Gross loans	9,209,593	7,591,799
Unearned income	(3,492)	(3,825)
Loans, net of unearned income	$9,206,101	$7,587,974

Past Due and Nonaccrual Loans
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Generally, the recognition of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer and other retail loans are typically charged-off no later than the time the loan is 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. All interest accrued for the current year, but not collected, for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company recognized $37 in interest income on nonaccrual loans during the first six months of 2020.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table provides an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2020
Commercial, financial, agricultural	$576	$776	$2,411,443	$2,412,795	$—	$1,990	$1,458	$3,448	$2,416,243
Lease financing	—	—	84,120	84,120	—	—	151	151	84,271
Real estate – construction:
Residential	150	—	291,833	291,983	—	—	—	—	291,983
Commercial	—	—	464,889	464,889	—	—	—	—	464,889
Total real estate – construction	150	—	756,722	756,872	—	—	—	—	756,872
Real estate – 1-4 family mortgage:
Primary	3,464	2,453	1,463,010	1,468,927	206	2,907	4,156	7,269	1,476,196
Home equity	502	178	439,608	440,288	—	67	419	486	440,774
Rental/investment	304	248	276,631	277,183	—	457	7	464	277,647
Land development	32	—	148,286	148,318	—	18	34	52	148,370
Total real estate – 1-4 family mortgage	4,302	2,879	2,327,535	2,334,716	206	3,449	4,616	8,271	2,342,987
Real estate – commercial mortgage:
Owner-occupied	419	106	1,265,911	1,266,436	99	3,103	559	3,761	1,270,197
Non-owner occupied	450	61	2,010,539	2,011,050	—	374	320	694	2,011,744
Land development	107	39	118,543	118,689	—	88	—	88	118,777
Total real estate – commercial mortgage	976	206	3,394,993	3,396,175	99	3,565	879	4,543	3,400,718
Installment loans to individuals	582	132	207,610	208,324	—	140	38	178	208,502
Unearned income	—	—	(3,492)	(3,492)	—	—	—	—	(3,492)
Loans, net of unearned income	$6,586	$3,993	$9,178,931	$9,189,510	$305	$9,144	$7,142	$16,591	$9,206,101

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2019
Commercial, financial, agricultural	$605	$476	$1,045,802	$1,046,883	$387	$5,023	$60	$5,470	$1,052,353
Lease financing	—	—	85,474	85,474	—	226	—	226	85,700
Real estate – construction	794	—	774,107	774,901	—	—	—	—	774,901
Real estate – 1-4 family mortgage	18,020	2,502	2,320,328	2,340,850	623	6,571	2,082	9,276	2,350,126
Real estate – commercial mortgage	2,362	276	3,119,785	3,122,423	372	4,655	1,426	6,453	3,128,876
Installment loans to individuals	1,000	204	198,555	199,759	—	17	67	84	199,843
Unearned income	—	—	(3,825)	(3,825)	—	—	—	—	(3,825)
Total loans, net	$22,781	$3,458	$7,540,226	$7,566,465	$1,382	$16,492	$3,635	$21,509	$7,587,974

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

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended June 30, 2020
Commercial, financial, agricultural	4	$933	$930
Real estate – 1-4 family mortgage:
Primary	12	1,709	1,714
Rental/investment	1	109	110
Total real estate – 1-4 family mortgage	13	1,818	1,824
Real estate – commercial mortgage:
Owner-occupied	1	2,663	2,613
Land development	1	189	189
Total real estate – commercial mortgage	2	2,852	2,802
Installment loans to individuals	2	24	21
Total	21	$5,627	$5,577

Three months ended June 30, 2019
Commercial, financial, agricultural	2	$187	$185
Real estate – 1-4 family mortgage	3	305	304
Total	5	$492	$489

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Six months ended June 30, 2020
Commercial, financial, agricultural	6	$1,831	$1,828
Real estate – 1-4 family mortgage:
Primary	15	2,155	2,163
Rental/investment	1	109	110
Total real estate – 1-4 family mortgage	16	2,264	2,273
Real estate – commercial mortgage:
Owner-occupied	1	2,663	2,613
Land development	1	189	189
Total real estate – commercial mortgage	2	2,852	2,802
Installment loans to individuals	2	24	21
Total	26	$6,971	$6,924

Six months ended June 30, 2019
Commercial, financial, agricultural	2	$187	$185
Real estate – 1-4 family mortgage	3	305	304
Total	5	$492	$489

With respect to loans that were restructured during the six months ended June 30, 2020 and June 30, 2019, none have subsequently defaulted, and remain outstanding, as of the date of this report.

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were three restructured loans in the amount of $352 contractually 90 days past due or more and still accruing at June 30, 2020 and one restructured loan in the amount of $37 contractually 90 days past due or more and still accruing at June 30, 2019. The outstanding balance of restructured loans on nonaccrual status was $2,306 and $3,288 at June 30, 2020 and June 30, 2019, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2020	46	$4,679
Additional advances or loans with concessions	26	6,951
Reclassified as performing restructured loan	2	188
Reductions due to:
Reclassified as nonperforming	(1)	(90)
Principal paydowns	—	(104)
Totals at June 30, 2020	73	$11,624

The allocated allowance for credit losses on loans attributable to restructured loans was $299 and $30 at June 30, 2020 and June 30, 2019, respectively. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2020 and $1 at June 30, 2019.

In response to the current economic environment caused by the COVID-19 pandemic, the Company implemented a loan deferral program in the first quarter of 2020 that provides temporary payment relief to both consumer and commercial customers. Any customer that is current on loan payments, taxes and insurance can qualify for an initial 90-day deferral of principal and interest payments. A second 90-day deferral has been made available to borrowers that remain current on taxes

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
and insurance and also satisfy underwriting standards established by the Company that analyze the ability of the borrower to service its loan in accordance with its existing terms in light of the impact of the COVID-19 pandemic on the borrower, its industry and the markets in which it operates. The Company’s loan deferral program complies with the guidance set forth in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and related guidance from the FDIC and other banking regulators. As of June 30, 2020, the Company had approximately 3,500 loans with total balances of approximately $1,579,000 on deferral. In accordance with the applicable guidance, none of these loans were considered “restructured loans.”
Credit Quality
For commercial and commercial real estate loans, internal risk-rating grades are assigned by lending, credit administration and loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of these loans. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loans within the “Pass” grade generally have a lower risk of loss and therefore a lower risk factor applied to the loan balances. The “Pass” grade is reserved for loans with a risk rating between 1 and 4A, and the “Pass-Watch” grade (those with a risk rating of 4B and 4E) is utilized on a temporary basis for “Pass” grade loans where a significant adverse risk-modifying action is anticipated in the near term. Loans that migrate toward the “Substandard” grade (those with a risk rating between 5 and 9) generally have a higher risk of loss and therefore a higher risk factor applied to the related loan balances. During the first quarter of 2020, the Company proactively downgraded to “Pass-Watch” certain “Pass” rated loans greater than $1,000 in industries the Company believes pose a greater risk in the current pandemic environment (i.e. hotel/motel, restaurant and entertainment industries). Note 5, "Allowance for Credit Losses," provides additional information about the Company's heightened monitoring efforts.
The following table presents the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2020
Commercial, Financial, Agricultural	$1,392,740	$257,515	$94,037	$62,413	$25,655	$27,363	$254,558	$13,464	$2,127,745
Pass	1,392,738	247,077	92,791	59,493	23,664	25,372	245,913	12,073	2,099,121
Pass-Watch	2	9,739	332	912	1,088	94	8,399	841	21,407
Substandard	—	699	914	2,008	903	1,897	246	550	7,217

Real Estate - Construction	$195,286	$338,611	$72,159	$60,550	$—	$—	$16,990	$44	$683,640
Residential	$118,833	$80,459	$8,227	$—	$—	$—	$16,839	$44	$224,402
Pass	118,833	80,395	8,227	—	—	—	16,839	44	224,338
Pass-Watch	—	—	—	—	—	—	—	—	—
Substandard	—	64	—	—	—	—	—	—	64

Commercial	$76,453	$258,152	$63,932	$60,550	$—	$—	$151	$—	$459,238
Pass	76,397	258,152	63,932	47,103	—	—	151	—	445,735
Pass-Watch	56	—	—	13,447	—	—	—	—	13,503
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$57,467	$114,124	$65,789	$38,814	$18,428	$18,300	$18,558	$382	$331,862
Primary	$4,833	$7,400	$7,845	$6,160	$881	$2,504	$362	$—	$29,985
Pass	4,833	7,400	7,820	6,160	818	2,486	362	—	29,879
Pass-Watch	—	—	—	—	—	1	—	—	1
Substandard	—	—	25	—	63	17	—	—	105

Home Equity	$149	$546	$—	$—	$—	$—	$11,524	$—	$12,219
Pass	149	546	—	—	—	—	11,399	—	12,094
Pass-Watch	—	—	—	—	—	—	125	—	125
Substandard	—	—	—	—	—	—	—	—	—

Rental/Investment	$20,737	$42,266	$34,586	$32,019	$17,032	$15,380	$1,271	$382	$163,673

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Pass	20,737	40,933	34,081	30,537	16,771	14,552	1,171	382	159,164
Pass-Watch	—	386	228	1,411	154	619	100	—	2,898
Substandard	—	947	277	71	107	209	—	—	1,611

Land Development	$31,748	$63,912	$23,358	$635	$515	$416	$5,401	$—	$125,985
Pass	31,748	63,040	22,414	635	508	377	5,401	—	124,123
Pass-Watch	—	243	944	—	—	39	—	—	1,226
Substandard	—	629	—	—	7	—	—	—	636

Real Estate - Commercial Mortgage	$419,358	$856,931	$504,478	$450,579	$407,992	$365,134	$52,257	$19,010	$3,075,739
Owner-Occupied	$107,866	$254,313	$220,155	$196,621	$142,016	$115,127	$22,217	$6,506	$1,064,821
Pass	102,967	249,778	208,899	189,281	134,801	108,918	17,887	6,506	1,019,037
Pass-Watch	4,225	4,116	7,731	2,796	3,222	4,614	3,457	—	30,161
Substandard	674	419	3,525	4,544	3,993	1,595	873	—	15,623

Non-Owner Occupied	$293,527	$573,368	$269,220	$248,014	$260,506	$243,925	$26,759	$12,504	$1,927,823
Pass	271,244	569,207	259,989	236,138	259,636	232,876	26,075	12,381	1,867,546
Pass-Watch	22,283	3,927	9,231	10,280	870	10,122	684	123	57,520
Substandard	—	234	—	1,596	—	927	—	—	2,757

Land Development	$17,965	$29,250	$15,103	$5,944	$5,470	$6,082	$3,281	$—	$83,095
Pass	16,095	29,250	13,451	5,944	3,703	6,082	3,281	—	77,806
Pass-Watch	1,870	—	1,652	—	—	—	—	—	3,522
Substandard	—	—	—	—	1,767	—	—	—	1,767

Installment loans to individuals	$78	$6	$—	$—	$—	$—	$—	$20	$104
Pass	78	6	—	—	—	—	—	20	104
Pass-Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$2,064,929	$1,567,187	$736,463	$612,356	$452,075	$410,797	$342,363	$32,920	$6,219,090
Pass	2,035,819	1,545,784	711,604	575,291	439,901	390,663	328,479	31,406	6,058,947
Pass-Watch	28,436	18,411	20,118	28,846	5,334	15,489	12,765	964	130,363
Substandard	674	2,992	4,741	8,219	6,840	4,645	1,119	550	29,780

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2020
Commercial, Financial, Agricultural	$21,544	$22,735	$14,112	$8,760	$4,142	$16,276	$200,554	$375	$288,498
Performing Loans	21,544	22,662	14,064	8,258	3,989	16,226	200,062	373	287,178
Non-Performing Loans	—	73	48	502	153	50	492	2	1,320

Lease Financing Receivables	$11,141	$36,646	$20,145	$5,661	$2,941	$4,245	$—	$—	$80,779
Performing Loans	11,141	36,646	20,145	5,661	2,790	4,245	—	—	80,628
Non-Performing Loans	—	—	—	—	151	—	—	—	151

Real Estate - Construction	$16,681	$48,457	$6,884	$657	$208	$—	$345	$—	$73,232
Residential	$14,549	$45,678	$6,524	$430	$55	$—	$345	$—	$67,581
Performing Loans	14,549	45,678	6,524	430	55	—	345	—	67,581
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$2,132	$2,779	$360	$227	$153	$—	$—	$—	$5,651
Performing Loans	2,132	2,779	360	227	153	—	—	—	5,651
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$209,952	$407,569	$330,969	$244,056	$132,063	$256,708	$426,732	$3,076	$2,011,125
Primary	$188,179	$373,145	$303,324	$218,610	$116,618	$245,144	$1,120	$71	$1,446,211
Performing Loans	188,179	372,404	299,190	216,851	115,908	242,802	1,109	71	1,436,514
Non-Performing Loans	—	741	4,134	1,759	710	2,342	11	—	9,697

Home Equity	$—	$305	$381	$180	$45	$1,016	$423,956	$2,672	$428,555
Performing Loans	—	305	381	180	45	897	423,796	2,287	427,891
Non-Performing Loans	—	—	—	—	—	119	160	385	664

Rental/Investment	$17,167	$26,557	$22,721	$22,654	$14,081	$9,399	$1,062	$333	$113,974
Performing Loans	17,167	26,451	22,721	22,528	14,034	9,244	1,062	333	113,540
Non-Performing Loans	—	106	—	126	47	155	—	—	434

Land Development	$4,606	$7,562	$4,543	$2,612	$1,319	$1,149	$594	$—	$22,385
Performing Loans	4,606	7,555	4,531	2,578	1,319	1,149	594	—	22,332
Non-Performing Loans	—	7	12	34	—	—	—	—	53

Real Estate - Commercial Mortgage	$39,693	$80,462	$65,961	$54,418	$42,739	$28,503	$12,589	$614	$324,979
Owner-Occupied	$23,493	$48,772	$41,657	$35,457	$29,113	$19,714	$6,761	$409	$205,376
Performing Loans	23,493	48,720	41,443	35,271	28,987	19,078	6,761	409	204,162
Non-Performing Loans	—	52	214	186	126	636	—	—	1,214

Non-Owner Occupied	$11,398	$21,426	$17,775	$15,171	$9,281	$5,919	$2,801	$150	$83,921
Performing Loans	11,398	21,426	17,714	15,171	9,281	5,535	2,801	150	83,476
Non-Performing Loans	—	—	61	—	—	384	—	—	445

Land Development	$4,802	$10,264	$6,529	$3,790	$4,345	$2,870	$3,027	$55	$35,682
Performing Loans	4,802	10,245	6,529	3,780	4,345	2,849	3,027	55	35,632
Non-Performing Loans	—	19	—	10	—	21	—	—	50

Installment loans to individuals	$55,095	$111,575	$19,074	$5,886	$3,453	$2,291	$10,919	$105	$208,398
Performing Loans	55,095	111,486	18,931	5,872	3,401	2,290	10,919	94	208,088
Non-Performing Loans	—	89	143	14	52	1	—	11	310

Total loans not subject to risk rating	$354,106	$707,444	$457,145	$319,438	$185,546	$308,023	$651,139	$4,170	$2,987,011
Performing Loans	354,106	706,357	452,533	316,807	184,307	304,315	650,476	3,772	2,972,673
Non-Performing Loans	—	1,087	4,612	2,631	1,239	3,708	663	398	14,338

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following disclosures are presented under GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior period.

A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above and is applicable to these tables. The following tables present the Company’s loan portfolio by internal risk-rating grades as of the date presented:

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

The following table presents the average recorded investment and interest income recognized on loans formerly accounted for under ASC 310-20 and which are impaired loans for the period presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$5,746	$9	$5,773	$18
Lease financing	88	—	87	—
Real estate – construction	9,015	105	8,986	210
Real estate – 1-4 family mortgage	10,584	51	10,640	103
Real estate – commercial mortgage	5,812	38	5,851	81
Installment loans to individuals	90	1	90	2
Total	$31,335	$204	$31,427	$414

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 4 – Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean purchased loans excluding loans held for sale.

The following is a summary of purchased loans as of the dates presented:

	June 30, 2020	December 31, 2019
Commercial, financial, agricultural	$225,355	$315,619
Real estate – construction:
Residential	3,948	16,407
Commercial	30,288	35,175
Total real estate – construction	34,236	51,582
Real estate – 1-4 family mortgage:
Primary	280,057	332,729
Home equity	102,694	117,275
Rental/investment	41,156	43,169
Land development	21,619	23,314
Total real estate – 1-4 family mortgage	445,526	516,487
Real estate – commercial mortgage:
Owner-occupied	390,477	428,077
Non-owner occupied	582,569	647,308
Land development	36,989	40,004
Total real estate – commercial mortgage	1,010,035	1,115,389
Installment loans to individuals	76,051	102,587
Loans, net of unearned income	$1,791,203	$2,101,664

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Past Due and Nonaccrual Loans
The Company’s policies with respect to placing loans on nonaccrual status or charging off loans, and its accounting for interest on any such loans, are described above in Note 3, “Non Purchased Loans.” The Company recognized $283 in interest income on nonaccrual loans during the first six months of 2020.
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2020
Commercial, financial, agricultural	$161	$188	$218,892	$219,241	$—	$1,444	$4,670	$6,114	$225,355
Real estate – construction:
Residential	—	—	3,948	3,948	—	—	—	—	3,948
Commercial	—	—	30,288	30,288	—	—	—	—	30,288
Total real estate – construction	—	—	34,236	34,236	—	—	—	—	34,236
Real estate – 1-4 family mortgage:
Primary	654	812	272,048	273,514	1,575	3,748	1,220	6,543	280,057
Home equity	224	154	100,915	101,293	137	476	788	1,401	102,694
Rental/investment	23	32	40,249	40,304	—	724	128	852	41,156
Land development	—	—	21,245	21,245	—	130	244	374	21,619
Total real estate – 1-4 family mortgage	901	998	434,457	436,356	1,712	5,078	2,380	9,170	445,526
Real estate – commercial mortgage:
Owner-occupied	427	386	385,222	386,035	70	1,880	2,492	4,442	390,477
Non-owner occupied	55	518	581,143	581,716	10	697	146	853	582,569
Land development	50	—	36,457	36,507	—	235	247	482	36,989
Total real estate – commercial mortgage	532	904	1,002,822	1,004,258	80	2,812	2,885	5,777	1,010,035
Installment loans to individuals	1,495	68	74,188	75,751	34	117	149	300	76,051
Loans, net of unearned income	$3,089	$2,158	$1,764,595	$1,769,842	$1,826	$9,451	$10,084	$21,361	$1,791,203

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2019
Commercial, financial, agricultural	$1,889	$998	$311,218	$314,105	$—	$1,246	$268	$1,514	$315,619
Real estate – construction	319	—	51,263	51,582	—	—	—	—	51,582
Real estate – 1-4 family mortgage	5,516	2,244	503,826	511,586	605	2,762	1,534	4,901	516,487
Real estate – commercial mortgage	3,454	922	1,110,570	1,114,946	—	123	320	443	1,115,389
Installment loans to individuals	3,709	153	98,545	102,407	1	51	128	180	102,587
Total Loans, net	$14,887	$4,317	$2,075,422	$2,094,626	$606	$4,182	$2,250	$7,038	$2,101,664

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
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

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended June 30, 2020
Commercial, financial, agricultural	1	$1,029	$1,031
Real estate – 1-4 family mortgage:
Primary	1	$66	$68
Home equity	1	159	162
Total real estate – 1-4 family mortgage	2	225	230
Real estate – commercial mortgage:
Owner-occupied	1	69	69
Non-owner occupied	1	542	544
Total real estate – commercial mortgage	2	611	613
Installment loans to individuals	1	25	19
Total	6	1,890	1,893
Three months ended June 30, 2019
Commercial, financial, agricultural	1	$2,520	$2,520
Real estate – commercial mortgage	1	80	76
Total	2	$2,600	$2,596

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Six months ended June 30, 2020
Commercial, financial, agricultural	1	$1,029	$1,031
Real estate – 1-4 family mortgage:
Primary	2	290	183
Home equity	1	159	162
Total real estate – 1-4 family mortgage	3	449	345
Real estate – commercial mortgage:
Owner-occupied	1	69	69
Non-owner occupied	1	542	544
Total real estate – commercial mortgage	2	611	613
Installment loans to individuals	1	25	19
Total	7	2,114	2,008
Six months ended June 30, 2019
Commercial, financial, agricultural	1	$2,520	$2,520
Real estate – commercial mortgage	1	80	76
Total	2	$2,600	$2,596

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
With respect to loans that were restructured during the six months ended June 30, 2020 and June 30, 2019, none have subsequently defaulted, and remain outstanding, as of the date of this report.

There were three restructured loans in the amount of $207 contractually 90 days past due or more and still accruing at June 30, 2020 and one restructured loan in the amount of $167 contractually 90 days past due or more and still accruing at June 30, 2019. The outstanding balance of restructured loans on nonaccrual status was $7,851 and $1,276 at June 30, 2020 and June 30, 2019, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2020	54	$7,275
Additional advances or loans with concessions	7	2,154
Reductions due to:
Reclassified to nonperforming loans	(12)	(2,449)
Paid in full	(2)	(422)
Charge-offs	(1)	(3)
Principal paydowns	—	(101)
Totals at June 30, 2020	46	$6,454

The allocated allowance for credit losses on loans attributable to restructured loans was $302 and $79 at June 30, 2020 and June 30, 2019, respectively. The Company had $242 and $3 in remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2020 and June 30, 2019, respectively.

As discussed in Note 3, “Non Purchased Loans,” the Company has implemented a loan deferral program in response to the COVID-19 pandemic. As of June 30, 2020, the Company had approximately 1,700 loans with total balances of approximately $515,000 on deferral. Under the applicable guidance, none of these loans were considered “restructured loans.”

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Credit Quality
A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 3, “Non Purchased Loans.” The following table presents the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2020
Commercial, Financial, Agricultural	$—	$742	$39,570	$36,382	$31,060	$32,779	$70,440	$1,620	$212,593
Pass	—	742	25,777	28,743	29,527	28,470	57,591	1,246	172,096
Pass-Watch	—	—	11	1,471	45	1,203	2,082	128	4,940
Substandard	—	—	13,782	6,168	1,488	3,106	10,767	246	35,557

Real Estate - Construction	$—	$—	$11,046	$9,315	$10,112	$3,763	$—	$—	$34,236
Residential	$—	$—	$3,055	$210	$683	$—	$—	$—	$3,948
Pass	—	—	3,055	210	683	—	—	—	3,948
Pass-Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$7,991	$9,105	$9,429	$3,763	$—	$—	$30,288
Pass	—	—	7,991	9,105	9,429	3,763	—	—	30,288
Pass-Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$16,517	$13,892	$2,726	$49,341	$2,072	$253	$84,801
Primary	$—	$—	$7,913	$6,563	$626	$20,054	$—	$—	$35,156
Pass	—	—	6,634	6,563	613	14,781	—	—	28,591
Pass-Watch	—	—	—	—	—	319	—	—	319
Substandard	—	—	1,279	—	13	4,954	—	—	6,246

Home Equity	$—	$—	$—	$—	$—	$—	$1,888	$253	$2,141
Pass	—	—	—	—	—	—	1,236	—	1,236
Pass-Watch	—	—	—	—	—	—	77	—	77
Substandard	—	—	—	—	—	—	575	253	828

Rental/Investment	$—	$—	$—	$1,180	$833	$26,097	$184	$—	$28,294
Pass	—	—	—	1,180	833	23,421	184	—	25,618
Pass-Watch	—	—	—	—	—	210	—	—	210
Substandard	—	—	—	—	—	2,466	—	—	2,466

Land Development	$—	$—	$8,604	$6,149	$1,267	$3,190	$—	$—	$19,210
Pass	—	—	8,342	6,122	1,267	1,903	—	—	17,634
Pass-Watch	—	—	262	—	—	—	—	—	262
Substandard	—	—	—	27	—	1,287	—	—	1,314

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - Commercial Mortgage	$—	$—	$86,409	$173,083	$185,955	$495,960	$22,383	$4,821	$968,611
Owner-Occupied	$—	$—	$21,894	$42,531	$64,247	$223,581	$14,970	$2	$367,225
Pass	—	—	20,440	40,202	44,852	198,677	14,969	—	319,140
Pass-Watch	—	—	1,453	33	16,828	3,783	—	—	22,097
Substandard	—	—	1	2,296	2,567	21,121	1	2	25,988

Non-Owner Occupied	$—	$—	$57,176	$125,247	$118,697	$257,126	$6,701	$4,819	$569,766
Pass	—	—	37,368	115,056	118,697	241,071	6,701	4,819	523,712
Pass-Watch	—	—	3,442	2,521	—	4,465	—	—	10,428
Substandard	—	—	16,366	7,670	—	11,590	—	—	35,626

Land Development	$—	$—	$7,339	$5,305	$3,011	$15,253	$712	$—	$31,620
Pass	—	—	6,465	5,251	2,827	8,353	598	—	23,494
Pass-Watch	—	—	874	54	45	5,501	114	—	6,588
Substandard	—	—	—	—	139	1,399	—	—	1,538

Total loans subject to risk rating	$—	$742	$153,542	$232,672	$229,853	$581,843	$94,895	$6,694	$1,300,241
Pass	—	742	116,072	212,432	208,728	520,439	81,279	6,065	1,145,757
Pass-Watch	—	—	6,042	4,079	16,918	15,481	2,273	128	44,921
Substandard	—	—	31,428	16,161	4,207	45,923	11,343	501	109,563

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating by origination date:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2020
Commercial, Financial, Agricultural	$—	$—	$26	$397	$356	$2,690	$9,241	$52	$12,762
Performing Loans	—	—	26	397	356	2,690	9,144	52	12,665
Non-Performing Loans	—	—	—	—	—	—	97	—	97

Real Estate - Construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$376	$3,535	$45,995	$35,822	$182,420	$90,241	$2,336	$360,725
Primary	$—	$252	$2,292	$40,863	$33,404	$167,492	$461	$137	$244,901
Performing Loans	—	252	2,181	40,099	33,380	161,495	461	51	237,919
Non-Performing Loans	—	—	111	764	24	5,997	—	86	6,982

Home Equity	$—	$—	$745	$5,017	$1,887	$1,014	$89,691	$2,199	$100,553
Performing Loans	—	—	745	5,017	1,887	947	89,148	1,506	99,250
Non-Performing Loans	—	—	—	—	—	67	543	693	1,303

Rental/Investment	$—	$124	$—	$70	$211	$12,368	$89	$—	$12,862
Performing Loans	—	124	—	70	211	12,219	89	—	12,713
Non-Performing Loans	—	—	—	—	—	149	—	—	149

Land Development	$—	$—	$498	$45	$320	$1,546	$—	$—	$2,409
Performing Loans	—	—	498	—	76	1,546	—	—	2,120

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Non-Performing Loans	—	—	—	45	244	—	—	—	289

Real Estate - Commercial Mortgage	$—	$342	$641	$925	$1,026	$36,776	$1,714	$—	$41,424
Owner-Occupied	$—	$—	$—	$590	$691	$20,675	$1,296	$—	$23,252
Performing Loans	—	—	—	590	691	20,471	1,296	—	23,048
Non-Performing Loans	—	—	—	—	—	204	—	—	204

Non-Owner Occupied	$—	$342	$482	$—	$68	$11,763	$148	$—	$12,803
Performing Loans	—	342	482	—	68	11,617	148	—	12,657
Non-Performing Loans	—	—	—	—	—	146	—	—	146

Land Development	$—	$—	$159	$335	$267	$4,338	$270	$—	$5,369
Performing Loans	—	—	159	335	267	4,190	270	—	5,221
Non-Performing Loans	—	—	—	—	—	148	—	—	148

Installment loans to individuals	$—	$—	$47,185	$18,982	$1,474	$4,848	$3,514	$48	$76,051
Performing Loans	—	—	47,162	18,863	1,391	4,715	3,503	48	75,682
Non-Performing Loans	—	—	23	119	83	133	11	—	369

Total loans not subject to risk rating	$—	$718	$51,387	$66,299	$38,678	$226,734	$104,710	$2,436	$490,962
Performing Loans	—	718	51,253	65,371	38,327	219,890	104,059	1,657	481,275
Non-Performing Loans	—	—	134	928	351	6,844	651	779	9,687

The following disclosures are presented under GAAP in effect prior to the adoption of CECL. The Company has included these disclosures to address the applicable prior period.

A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 3, “Non Purchased Loans,” and is applicable to these tables. The following table presents the Company’s loan portfolio by internal risk-rating grades as of the date presented:

	Pass	Watch	Substandard	Total
December 31, 2019
Commercial, financial, agricultural	$259,760	$7,166	$5,220	$272,146
Real estate – construction	48,994	—	—	48,994
Real estate – 1-4 family mortgage	78,105	791	3,935	82,831
Real estate – commercial mortgage	909,513	56,334	15,835	981,682
Installment loans to individuals	—	—	—	—
Total	$1,296,372	$64,291	$24,990	$1,385,653

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the date presented:

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

The following table presents the average recorded investment and interest income recognized on loans formerly accounted for under ASC 310-20 and which are impaired loans for the period presented:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$1,010	$2	$941	$4
Real estate – construction	256	—	256	3
Real estate – 1-4 family mortgage	5,415	36	5,450	66
Real estate – commercial mortgage	2,082	12	2,109	25
Installment loans to individuals	370	—	372	—
Total	$9,133	$50	$9,128	$98

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

The following table presents the average recorded investment and interest income recognized on loans formerly accounted for under ASC 310-30 and which are impaired loans for the period presented:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$23,976	$388	$25,667	$863
Real estate – construction	—	—	—	—
Real estate – 1-4 family mortgage	43,011	571	43,360	1,161
Real estate – commercial mortgage	122,455	1,674	123,526	3,474
Installment loans to individuals	3,560	95	3,780	201
Total	$193,002	$2,728	$196,333	$5,699

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5 – Allowance for Credit Losses
(In Thousands)
The following is a summary of total non purchased and purchased loans as of the dates presented:

	June 30, 2020	December 31, 2019
Commercial, financial, agricultural	$2,641,598	$1,367,972
Lease financing	84,271	85,700
Real estate – construction:
Residential	295,931	289,050
Commercial	495,177	537,433
Total real estate – construction	791,108	826,483
Real estate – 1-4 family mortgage:
Primary	1,756,253	1,781,948
Home equity	543,468	573,540
Rental/investment	318,803	335,100
Land development	169,989	176,025
Total real estate – 1-4 family mortgage	2,788,513	2,866,613
Real estate – commercial mortgage:
Owner-occupied	1,660,674	1,637,281
Non-owner occupied	2,594,313	2,450,895
Land development	155,766	156,089
Total real estate – commercial mortgage	4,410,753	4,244,265
Installment loans to individuals	284,553	302,430
Gross loans	11,000,796	9,693,463
Unearned income	(3,492)	(3,825)
Loans, net of unearned income	10,997,304	9,689,638
Allowance for credit losses on loans	(145,387)	(52,162)
Net loans	$10,851,917	$9,637,476

Allowance for Credit Losses on Loans

The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb probable credit losses inherent in the entire loan portfolio. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis. Expected credit loss inherent in non-cancellable off-balance-sheet credit exposures is accounted for as a separate liability in the Consolidated Balance Sheets. The allowance for credit losses for loans held for investment, as reported in the Company’s Consolidated Balance Sheets, is adjusted by a provision for credit losses, which is reported in earnings, and reduced by net charge-offs. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The credit loss estimation process involves procedures to appropriately consider the unique characteristics of the Company’s loan portfolio segments. Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in the Company’s process for the estimation of expected credit losses. Credit quality monitoring procedures and indicators can include an assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories and other factors, including the Company’s risk rating system, regulatory guidance and economic conditions, such as the unemployment rate and GDP growth in the markets in which the Company operates, as well as trends in the market values of underlying collateral securing loans, all as determined based on input from management, loan review staff and other sources. This evaluation is complex and inherently subjective, as it requires estimates by management that are inherently uncertain and therefore susceptible to significant revision as more information becomes available. In future periods, evaluations of the overall

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and provision for credit losses in those future periods.
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
Commercial, Financial, and Agricultural (“Commercial”) - Commercial loans are customarily granted to established local business customers in the Company’s market area on a collateralized basis to meet their credit needs. Maturities are typically short term in nature and are commensurate with the secondary source of repayment that serves as the Company’s collateral. Although commercial loans may be collateralized by equipment or other business assets, the repayment of this type of loan depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the chief considerations when assessing the risk of a commercial loan are the local business borrower’s ability to sell its products/services, thereby generating sufficient operating revenue to repay the Company under the agreed upon terms and conditions, and the general business conditions of the local economy or other market that the business serves.
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
Real Estate - 1-4 Family Mortgage - This segment of the Company’s loan portfolio includes loans secured by first or second liens on residential real estate in which the property is the principal residence of the borrower, as well as loans secured by residential real estate in which the property is rented to tenants or is not the principal residence of the borrower; loans for the preparation of residential real property prior to construction are also included in this segment. Finally, this segment includes home equity loans or lines of credit and term loans secured by first and second mortgages on the residences of borrowers who elect to use the accumulated equity in their homes for purchases, refinances, home improvements, education and other personal expenditures. The Company attempts to minimize the risk associated with residential real estate loans by scrutinizing the financial condition of the borrower; typically, the maximum loan-to-value ratio is also limited.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
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
In determining the allowance for credit losses on loans evaluated on a collective basis, the Company categorizes loan pools based on loan type and/or risk rating. The Company uses two CECL models: (1) a loss rate model, based on average historical life-of-loan loss rates, is used for the Real Estate - 1-4 Family Mortgage, Real Estate - Construction and the Installment Loans to Individuals portfolio segments, and (2) for the Commercial, Real Estate - Commercial Mortgage and Lease Financing portfolio segments, the Company uses a probability of default/loss given default model, which calculates an expected loss percentage for each loan pool by considering (a) the probability of default, based on the migration of loans from performing (using risk ratings) to default using life-of-loan analysis periods, and (b) the historical severity of loss, based on the aggregate net lifetime losses incurred per loan pool.
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
Loans Evaluated on an Individual Basis
For loans that do not share similar risk characteristics with other loans, an individual analysis is performed to determine the expected credit loss. If the respective loan is collateral dependent (that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral), the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of collateral is initially based on external appraisals. Generally, collateral values for loans for which measurement of expected losses is dependent on collateral values are updated every twelve months, either from external third parties or in-house certified appraisers. Third-party appraisals are obtained from a pre-approved list of independent, third-party, local appraisal firms. The fair value of the collateral derived from external appraisal is then adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. Other acceptable methods for determining the expected credit losses for individually evaluated loans (typically used when the loan is not collateral dependent) is a discounted cash flow approach or, if applicable, an observable market price. Once the expected credit loss amount is determined, an allowance equal to such expected credit loss is included in the allowance for credit losses.
The Company considers the loans in the Real Estate - Construction, Real Estate - 1-4 Family Mortgage and Real Estate - Commercial Mortgage loan segments disclosed as individually evaluated in the table below as collateral dependent with the type of collateral being real estate.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table provides a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the period presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Three Months Ended June 30, 2020
Allowance for credit losses:
Beginning balance	$25,937	$10,924	$27,320	$44,237	$1,588	$10,179	$120,185
Charge-offs	(1,156)	(532)	(142)	—	—	(1,736)	(3,566)
Recoveries	108	—	48	41	5	1,666	1,868
Net (charge-offs) recoveries	(1,048)	(532)	(94)	41	5	(70)	(1,698)
Provision for credit losses on loans	5,796	2,146	2,175	15,783	219	781	26,900
Ending balance	$30,685	$12,538	$29,401	$60,061	$1,812	$10,890	$145,387
Six Months Ended June 30, 2020
Allowance for credit losses:
Beginning balance	$10,658	$5,029	$9,814	$24,990	$910	$761	$52,162
Impact of the adoption of ASC 326	11,351	3,505	14,314	4,293	521	8,500	42,484
Charge-offs	(1,549)	(532)	(363)	(2,047)	—	(4,424)	(8,915)
Recoveries	298	—	136	1,740	10	4,222	6,406
Net (charge-offs) recoveries	(1,251)	(532)	(227)	(307)	10	(202)	(2,509)
Provision for credit losses on loans	9,927	4,536	5,500	31,085	371	1,831	53,250
Ending balance	$30,685	$12,538	$29,401	$60,061	$1,812	$10,890	$145,387
Period-End Amount Allocated to:
Individually evaluated	$3,882	$—	$378	$550	$—	$270	$5,080
Collectively evaluated	26,803	12,538	29,023	59,511	1,812	10,620	140,307
Ending balance	$30,685	$12,538	$29,401	$60,061	$1,812	$10,890	$145,387
Loans:
Individually evaluated	$9,736	$—	$5,142	$7,883	$—	$626	$23,387
Collectively evaluated	2,631,862	791,108	2,783,371	4,402,870	80,779	283,927	10,973,917
Ending balance	$2,641,598	$791,108	$2,788,513	$4,410,753	$80,779	$284,553	$10,997,304

Nonaccruing loans with no allowance for credit losses	$720	$—	$2,503	$3,910	$—	$2	$7,135

Upon adoption of ASC 326 on January 1, 2020, the allowance for credit losses on loans was increased by $42,484. The Company recorded a second quarter provision for credit losses on loans of $26,900 and has recorded $53,250 in total provision for credit losses on loans during the six months ending June 30, 2020. The significant provision recorded during the current quarter and year-to-date period is primarily driven by the current and future economic uncertainty caused by the COVID-19 pandemic, including the current projections of a high national unemployment rate throughout 2020 and into 2021 and forecasted negative GDP growth, and the increased likelihood of a more prolonged economic recovery period than previously expected. The Company also factored into its estimate the potential benefit and risk of the government programs implemented through the CARES Act and the internal loan deferral program being offered to qualified customers. The Company utilized a

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
one year reasonable and supportable forecast range during the current period. The Company continues to monitor loans in certain industries the Company currently believes pose a greater risk in the current environment (i.e. hotel/motel, restaurant, entertainment, and retail trade industries). The Company has concluded that the risk associated with loans in the c-store and transportation industries is no longer elevated as to require heightened monitoring. The Company will continue to monitor the performance of all portfolios, the severity and duration of the pandemic and potential subsequent recovery of the economic environment.
The following table provides a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology prior to the adoption of ASC 326 for the period presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total

Three Months Ended June 30, 2019
Allowance for credit losses:
Beginning balance	$9,622	$4,778	$9,491	$24,643	$1,301	$49,835
Charge-offs	(694)	—	(378)	(167)	(212)	(1,451)
Recoveries	241	—	115	366	53	775
Net (charge-offs) recoveries	(453)	—	(263)	199	(159)	(676)
Provision for credit losses on loans	365	524	388	(540)	163	900
Ending balance	$9,534	$5,302	$9,616	$24,302	$1,305	$50,059
Six Months Ended June 30, 2019
Allowance for credit losses:
Beginning balance	$8,269	$4,755	$10,139	$24,492	$1,371	$49,026
Charge-offs	(952)	—	(875)	(729)	(432)	(2,988)
Recoveries	615	7	312	611	76	1,621
Net (charge-offs) recoveries	(337)	7	(563)	(118)	(356)	(1,367)
Provision for credit losses on loans	1,602	540	40	(72)	290	2,400
Ending balance	$9,534	$5,302	$9,616	$24,302	$1,305	$50,059
Period-End Amount Allocated to:
Individually evaluated for impairment	$1,191	$8	$188	$482	$4	$1,873
Collectively evaluated for impairment	8,172	5,294	8,913	21,842	1,299	45,520
Purchased with deteriorated credit quality	171	—	515	1,978	2	2,666
Ending balance	$9,534	$5,302	$9,616	$24,302	$1,305	$50,059
(1)Includes lease financing receivables.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(1)Includes lease financing receivables.

Allowance for Credit Losses on Unfunded Loan Commitments
The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in the “other liabilities” line item on the Consolidated Balance Sheets. Management estimates the amount of expected losses on unfunded loan commitments by calculating a likelihood of funding over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the allowance for credit losses on loans methodology described above to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company. The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments.

Three Months Ended June 30, 2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$14,735
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	2,600
Ending balance	$17,335

Six Months Ended June 30, 2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$946
Impact of the adoption of ASC 326	10,389
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	6,000
Ending balance	$17,335

Note 6 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

	Purchased OREO	Non Purchased OREO	Total OREO
June 30, 2020
Residential real estate	$361	$540	$901
Commercial real estate	1,356	1,158	2,514
Residential land development	533	2,507	3,040
Commercial land development	2,181	489	2,670
Total	$4,431	$4,694	$9,125
December 31, 2019
Residential real estate	$890	$415	$1,305
Commercial real estate	2,106	1,548	3,654
Residential land development	530	369	899
Commercial land development	1,722	430	2,152
Total	$5,248	$2,762	$8,010

Changes in the Company’s purchased and non purchased OREO were as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at January 1, 2020	$5,248	$2,762	$8,010
Transfers of loans	791	3,468	4,259
Impairments	(588)	(239)	(827)
Dispositions	(1,020)	(1,297)	(2,317)
Balance at June 30, 2020	$4,431	$4,694	$9,125

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Repairs and maintenance	$85	$116	$170	$211
Property taxes and insurance	16	19	149	126
Impairments	630	140	827	868
Net (gains) losses on OREO sales	(101)	(19)	(89)	60
Rental income	(10)	(4)	(19)	(9)
Total	$620	$252	$1,038	$1,256

Note 7 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the six months ended June 30, 2020 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2020	$936,916	$2,767	$939,683
Addition to goodwill from acquisition	—	—	—
Balance at June 30, 2020	$936,916	$2,767	$939,683

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2020
Core deposit intangibles	$82,492	$(50,238)	$32,254
Customer relationship intangible	2,470	(1,193)	1,277
Total finite-lived intangible assets	$84,962	$(51,431)	$33,531
December 31, 2019
Core deposit intangibles	$82,492	$(46,599)	$35,893
Customer relationship intangible	2,470	(1,103)	1,367
Total finite-lived intangible assets	$84,962	$(47,702)	$37,260

Current year amortization expense for finite-lived intangible assets is presented in the table below.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Amortization expense for:
Core deposit intangibles	$1,789	$2,020	$3,639	$4,097
Customer relationship intangible	45	33	90	66
Total intangible amortization	$1,834	$2,053	$3,729	$4,163

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2020 and the succeeding four years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2020	$6,939	$181	$7,120
2021	5,860	181	6,041
2022	4,940	181	5,121
2023	4,044	181	4,225
2024	3,498	181	3,679

Note 8 – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights (“MSRs”) are recognized as a separate asset on the date the corresponding mortgage loan is sold. MSRs are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions, including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors, and is subject to significant fluctuation as a result of actual prepayment speeds, default rates and losses differing from estimates thereof. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance in the amount that unamortized cost exceeds fair value. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances related to servicing rights are reported in "Mortgage banking income" on the Consolidated Statements of Income.
There were $14,522 of valuation adjustments on MSRs during the six months ended June 30, 2020, primarily arising on account of the difference between actual prepayment speeds and the Company's assumptions with respect to prepayment speeds; no valuation adjustments were recognized during the six months ended June 30, 2019. A continued decline in mortgage interest rates and an increase in actual prepayment speeds may cause additional negative adjustments to the valuation of the Company's MSRs.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2020	$53,208
Capitalization	19,425
Amortization	(6,637)
Valuation adjustment	(14,522)
Balance at June 30, 2020	$51,474

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2020	December 31, 2019
Unpaid principal balance	$5,942,477	$4,871,155

Weighted-average prepayment speed (CPR)	14.67%	11.48%
Estimated impact of a 10% increase	$(1,793)	$(2,469)
Estimated impact of a 20% increase	(3,464)	(4,774)

Discount rate	9.88%	9.69%
Estimated impact of a 10% increase	$(4,685)	$(2,027)
Estimated impact of a 20% increase	(6,176)	(3,908)

Weighted-average coupon interest rate	3.85%	4.04%
Weighted-average servicing fee (basis points)	29.71	29.20
Weighted-average remaining maturity (in years)	5.29	6.35
The Company recorded servicing fees of $2,990 and $2,481 for the three months ended June 30, 2020 and 2019, respectively, which are included in “Mortgage banking income” in the Consolidated Statements of Income. The Company recorded servicing fees of $5,612 and $4,735 for the six months ended June 30, 2020 and 2019, respectively.

Note 9 - Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)

Pension and Post-retirement Medical Plans
The Company sponsors a noncontributory defined benefit pension plan, under which participation and benefit accruals ceased as of December 31, 1996 and it provides retiree medical benefits, consisting of the opportunity to purchase coverage at subsidized rates under the Company's group medical plan.

Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$—	$—	$1	$1
Interest cost	250	315	2	8
Expected return on plan assets	(413)	(362)	—	—
Recognized actuarial loss (gain)	96	135	(27)	3
Net periodic (return) benefit cost	$(67)	$88	$(24)	$12

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$—	$—	$3	$3
Interest cost	492	588	7	16
Expected return on plan assets	(826)	(725)	—	—
Recognized actuarial loss (gain)	175	221	(45)	(11)
Net periodic (return) benefit cost	$(159)	$84	$(35)	$8

Incentive Compensation Plans

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The Company maintains a long-term equity compensation plan that provides for the grant of stock options and the award of restricted stock. There were no stock options granted, nor compensation expense associated with options recorded, during the six months ended June 30, 2020 or 2019.
The following table summarizes information about options outstanding, exercised and forfeited as of and for the six months ended June 30, 2020:

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
The following table summarizes the changes in restricted stock as of and for the six months ended June 30, 2020:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	115,725	$34.00	500,932	$36.34
Awarded	81,423	35.42	235,293	34.35
Vested	—	—	(124,094)	38.37
Cancelled	(2,233)	33.70	(30,645)	37.16
Nonvested at end of period	194,915	$34.60	581,486	$35.06
During the six months ended June 30, 2020, the Company reissued 138,644 shares from treasury in connection with the exercise of stock options and awards of restricted stock. The Company recorded total stock-based compensation expense of $2,998 and $2,082 for the three months ended June 30, 2020 and 2019, respectively and $5,748 and $4,719 for the six months ended June 30, 2020 and 2019, respectively.

Note 10 – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2020, the Company had notional amounts of $261,213 on interest rate contracts with corporate customers and $261,213 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
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
In May 2020, the Company entered into a forward interest rate swap contract on floating rate liabilities with a notional amount of $25,000. The interest rate swap contract is accounted for as a cash flow hedge with the objective of protecting against any interest rate volatility on future FHLB borrowings for a three-year period beginning on May 1, 2022 and ending on May 1, 2025. Under this contract, the Company pays a fixed interest rate and receives a variable interest rate based on one-month LIBOR with monthly net settlements.
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate and adjustable-rate mortgage loans was $850,919 and $215,751 at June 30, 2020 and December 31, 2019, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $828,182 and $414,000 at June 30, 2020 and December 31, 2019, respectively.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

		Fair Value
	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivative assets:
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$11,615	$3,880
Interest rate lock commitments	Other Assets	29,367	4,579
Forward commitments	Other Assets	—	39
Totals		$40,982	$8,498
Derivative liabilities:
Designated as hedging instruments:
Interest rate swaps	Other Liabilities	$10,113	$5,021
Totals		$10,113	$5,021
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$11,615	$3,880
Interest rate lock commitments	Other Liabilities	—	3
Forward commitments	Other Liabilities	5,206	1,096
Totals		$16,821	$4,979

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$523	$989	$1,259	$2,035
Interest rate lock commitments:
Included in mortgage banking income	2,924	2,176	24,745	3,398
Forward commitments
Included in mortgage banking income	11,321	(1,421)	(4,149)	(520)
Total	$14,768	$1,744	$21,855	$4,913

For the Company’s derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the six months ended June 30, 2020 or 2019. The impact on other comprehensive income for the six months ended June 30, 2020 and 2019, respectively, can be seen at Note 13, “Other Comprehensive Income.”

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Gross amounts recognized	$2	$61	$27,463	$9,974
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	2	61	27,463	9,974
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	2	61	2	61
Financial collateral pledged	—	—	19,385	8,698
Net amounts	$—	$—	$8,076	$1,215

Note 11 – Income Taxes

(In Thousands)

The following table is a summary of the Company’s temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates presented.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	June 30,	December 31,
	2020	2019
Deferred tax assets
Allowance for credit losses	$39,448	$14,304
Loans	11,336	10,284
Deferred compensation	10,390	12,050
Impairment of assets	1,353	1,108
Net operating loss carryforwards	4,785	9,387
Lease liabilities under operating leases	22,357	22,686
Other	1,782	934
Total deferred tax assets	91,451	70,753
Deferred tax liabilities
Net unrealized gains on securities	5,507	190
Investment in partnerships	807	967
Fixed assets	2,951	2,952
Mortgage servicing rights	13,027	13,472
Junior subordinated debt	2,260	2,304
Lease right-of-use asset	21,354	21,727
Other	1,615	1,859
Total deferred tax liabilities	47,521	43,471
Net deferred tax assets	$43,930	$27,282

For the six months ended June 30, 2020 and 2019, the Company recorded a provision for income taxes totaling $5,410 and $27,535, respectively. The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences. The effective tax rate was 19.64% and 23.09% for the six months ended June 30, 2020 and 2019, respectively.
The Company and its subsidiary file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the state departments of revenue for the years ending December 31, 2015 through December 31, 2018.
The Company acquired both federal and state net operating losses as part of its previous acquisitions with varying expiration periods. The federal and state net operating losses acquired in its acquisition of Brand Group Holdings, Inc. (“Brand”) were $81,288 and $55,067, respectively, as of the September 1, 2018 acquisition date, all created in 2018. As part of The Tax Cuts and Jobs Act and corresponding state tax laws, the federal net operating losses and the majority of the state net operating losses created by Brand have an indefinite carryforward period. As of June 30, 2020, there are federal and state net operating losses acquired in the Brand acquisition, without expiration periods of $12,089 and $31,981, respectively. The federal and state net operating losses acquired in the Company’s acquisition of Heritage Financial Group, Inc. (“Heritage”) in 2015 were $18,321 and $16,849, respectively, of which $3,510 and $2,830 remain to be utilized as of June 30, 2020. The net operating losses related to the Heritage acquisition begin to expire in 2029 and are expected to be utilized. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the period ending June 30, 2020.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
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
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
June 30, 2020
Financial assets:
Trust preferred securities	$—	$—	$7,679	$7,679
Other available for sale securities	—	1,295,815	—	1,295,815
Total securities available for sale	—	1,295,815	7,679	1,303,494
Derivative instruments	—	40,982	—	40,982
Mortgage loans held for sale in loans held for sale	—	339,747	—	339,747
Total financial assets	$—	$1,676,544	$7,679	$1,684,223
Financial liabilities:
Derivative instruments:	$—	$26,934	$—	$26,934

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2019
Financial assets:
Trust preferred securities	$—	$—	$9,986	$9,986
Other available for sale securities	—	1,280,627	—	1,280,627
Total securities available for sale	—	1,280,627	9,986	1,290,613
Derivative instruments	—	8,498	—	8,498
Mortgage loans held for sale in loans held for sale	—	318,272	—	318,272
Total financial assets	$—	$1,607,397	$9,986	$1,617,383
Financial liabilities:
Derivative instruments	$—	$10,000	$—	$10,000

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the six months ended June 30, 2020.
The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of the dates presented:

	2020	2019
Three Months Ended June 30, 2020	Trust preferred securities	Trust preferred securities
Three Months Ended June 30,
Balance at beginning of period	$8,604	$10,246
Accretion included in net income	9	9
Unrealized losses included in other comprehensive income	(903)	154
Settlements	(31)	(23)
Balance at end of period	$7,679	$10,386

Six Months Ended June 30,
Balance at beginning of period	$9,986	$10,633
Accretion included in net income	18	18
Unrealized losses included in other comprehensive income	(2,222)	(133)
Settlements	(103)	(132)
Balance at end of period	$7,679	$10,386

For each of the three and six months ended June 30, 2020 and 2019, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of June 30, 2020 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$7,679	Discounted cash flows	Default rate	0-100%

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table provides the fair value measurement for assets measured at fair value on a nonrecurring basis that were still held on the Consolidated Balance Sheets as of the dates presented and the level within the fair value hierarchy each is classified:

June 30, 2020	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$7,479	$7,479
OREO	—	—	1,550	1,550
Mortgage servicing rights	—	—	51,474	51,474
Total	$—	$—	$60,503	$60,503

December 31, 2019	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$27,348	$27,348
OREO	—	—	2,820	2,820
Mortgage servicing rights	—	—	53,208	53,208
Total	$—	$—	$83,376	$83,376

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans that were measured or re-measured at fair value had a carrying value of $9,563 and $29,606 at June 30, 2020 and December 31, 2019, respectively, and a specific reserve for these loans of $2,084 and $2,258 was included in the allowance for credit losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets as of the dates presented:

	June 30, 2020	December 31, 2019
Carrying amount prior to remeasurement	$2,154	$3,726
Impairment recognized in results of operations	(604)	(906)
Fair value	$1,550	$2,820

Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at June 30, 2020 and December 31, 2019. There were $14,522 of valuation adjustments on MSRs during the six months ended June 30, 2020 and $1,836 of valuation adjustments recognized during the twelve months ended December 31, 2019.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table presents information as of June 30, 2020 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$7,479	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	1,550	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net gains of $9,617 and $3,543 resulting from fair value changes of these mortgage loans were recorded in income during the six months ended June 30, 2020 and 2019, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2020 and December 31, 2019:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2020
Mortgage loans held for sale measured at fair value	$339,747	$320,018	$19,729

December 31, 2019
Mortgage loans held for sale measured at fair value	$318,272	$308,160	$10,112

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of June 30, 2020	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$616,903	$616,903	$—	$—	$616,903
Securities available for sale	1,303,494	—	1,295,815	7,679	1,303,494
Loans held for sale	339,747	—	339,747	—	339,747
Loans, net	10,851,917	—	—	10,646,335	10,646,335
Mortgage servicing rights	51,474	—	—	51,474	51,474
Derivative instruments	40,982	—	40,982	—	40,982
Financial liabilities
Deposits	$11,846,358	$9,860,461	$2,008,383	$—	$11,868,844
Short-term borrowings	341,810	341,810	—	—	341,810
Federal Home Loan Bank advances	152,250	—	158,173	—	158,173
Junior subordinated debentures	110,505	—	89,591	—	89,591
Subordinated notes	113,925	—	111,550	—	111,550
Derivative instruments	26,934	—	26,934	—	26,934

		Fair Value
As of December 31, 2019	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$414,930	$414,930	$—	$—	$414,930
Securities available for sale	1,290,613	—	1,280,627	9,986	1,290,613
Loans held for sale	318,272	—	318,272	—	318,272
Loans, net	9,637,476	—	—	9,321,039	9,321,039
Mortgage servicing rights	53,208	—	—	53,208	53,208
Derivative instruments	8,498	—	8,498	—	8,498
Financial liabilities
Deposits	$10,213,168	$8,052,536	$2,158,431	$—	$10,210,967
Short-term borrowings	489,091	489,091	—	—	489,091
Federal Home Loan Bank advances	152,337	—	152,321	—	152,321
Junior subordinated debentures	110,215	—	104,480	—	104,480
Subordinated notes	113,955	—	117,963	—	117,963
Derivative instruments	10,000	—	10,000	—	10,000

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended June 30, 2020
Securities available for sale:
Unrealized holding gains on securities	$3,496	$893	$2,603
Reclassification adjustment for gains realized in net income	(31)	(8)	(23)
Total securities available for sale	3,465	885	2,580
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,064)	(271)	(793)
Total derivative instruments	(1,064)	(271)	(793)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	68	17	51
Total defined benefit pension and post-retirement benefit plans	68	17	51
Total other comprehensive income	$2,469	$631	$1,838
Three months ended June 30, 2019
Securities available for sale:
Unrealized holding gains on securities	$12,599	$3,206	$9,393
Reclassification adjustment for losses realized in net income	8	2	6
Total securities available for sale	12,607	3,208	9,399
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,067)	(526)	(1,541)
Total derivative instruments	(2,067)	(526)	(1,541)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	137	35	102
Total defined benefit pension and post-retirement benefit plans	137	35	102
Total other comprehensive income	$10,677	$2,717	$7,960

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Six months ended June 30, 2020
Securities available for sale:
Unrealized holding gains on securities	$25,885	$6,588	$19,297
Reclassification adjustment for gains realized in net income	(31)	(8)	(23)
Total securities available for sale	25,854	6,580	19,274
Derivative instruments:
Unrealized holding losses on derivative instruments	(5,092)	(1,296)	(3,796)
Total derivative instruments	(5,092)	(1,296)	(3,796)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	130	33	97
Total defined benefit pension and post-retirement benefit plans	130	33	97
Total other comprehensive income	$20,892	$5,317	$15,575

Six months ended June 30, 2019
Securities available for sale:
Unrealized holding losses on securities	$27,780	$7,070	$20,710
Reclassification adjustment for gains realized in net income	(5)	(1)	(4)
Total securities available for sale	27,775	7,069	20,706
Derivative instruments:
Unrealized holding losses on derivative instruments	(3,294)	(838)	(2,456)
Total derivative instruments	(3,294)	(838)	(2,456)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	209	53	156
Total defined benefit pension and post-retirement benefit plans	209	53	156
Total other comprehensive income	$24,690	$6,284	$18,406

The accumulated balances for each component of other comprehensive income, net of tax, were as follows as of the dates presented:

	June 30, 2020	December 31, 2019
Unrealized gains on securities	$40,837	$21,563
Non-credit related portion of previously recorded other-than-temporary impairment on securities	(11,319)	(11,319)
Unrealized losses on derivative instruments	(6,643)	(2,847)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(6,536)	(6,633)
Total accumulated other comprehensive income	$16,339	$764

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

	Three Months Ended
	June 30,
	2020	2019
Basic
Net income applicable to common stock	$20,130	$46,625
Average common shares outstanding	56,165,452	58,461,024
Net income per common share - basic	$0.36	$0.80
Diluted
Net income applicable to common stock	$20,130	$46,625
Average common shares outstanding	56,165,452	58,461,024
Effect of dilutive stock-based compensation	160,024	157,952
Average common shares outstanding - diluted	56,325,476	58,618,976
Net income per common share - diluted	$0.36	$0.80

	Six Months Ended
	June 30,
	2020	2019
Basic
Net income applicable to common stock	$22,138	$91,735
Average common shares outstanding	56,350,134	58,523,007
Net income per common share - basic	$0.39	$1.57
Diluted
Net income applicable to common stock	$22,138	$91,735
Average common shares outstanding	56,350,134	58,523,007
Effect of dilutive stock-based compensation	164,465	146,049
Average common shares outstanding - diluted	56,514,599	58,669,056
Net income per common share - diluted	$0.39	$1.56

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	June 30,
	2020	2019
Number of shares	264,183	4,524
Exercise prices (for stock option awards)	—	—

	Six Months Ended
	June 30,
	2020	2019
Number of shares	247,093	643
Exercise prices (for stock option awards)	—	—

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	June 30, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,253,267	9.12%	$1,262,588	10.37%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,146,354	10.69%	1,156,828	11.12%
Tier 1 Capital to Risk-Weighted Assets	1,253,267	11.69%	1,262,588	12.14%
Total Capital to Risk-Weighted Assets	1,470,733	13.72%	1,432,949	13.78%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,320,611	9.62%	$1,331,809	10.95%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,320,611	12.33%	1,331,809	12.81%
Tier 1 Capital to Risk-Weighted Assets	1,320,611	12.33%	1,331,809	12.81%
Total Capital to Risk-Weighted Assets	1,424,377	13.30%	1,388,553	13.36%

Common equity Tier 1 capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. The required capital conservation buffer is 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. As shown in the tables above, as of June 30, 2020, the Company’s CET1 capital was in excess of the capital conservation buffer.

In addition, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency’s rules for calculating risk-weighted assets have been revised in recent years to enhance risk sensitivity and to incorporate certain international capital standards of the Basel Committee on Banking Supervision. These revisions affect the calculation of the denominator of a

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
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

Note 16 – Segment Reporting
(In Thousands)
The operations of the Company’s reportable segments are described as follows:
•The Community Banks segment delivers a complete range of banking and financial services to individuals and small to medium-sized businesses including checking and savings accounts, business and personal loans, asset-based lending and equipment leasing, as well as safe deposit and night depository facilities.
•The Insurance segment includes a full service insurance agency offering all major lines of commercial and personal insurance through major carriers.
•The Wealth Management segment offers a broad range of fiduciary services which include the administration and management of trust accounts including personal and corporate benefit accounts, self-directed IRAs, and custodial accounts. In addition, the Wealth Management segment offers annuities, mutual funds and other investment services through a third party broker-dealer.
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
The following table provides financial information for the Company’s operating segments as of and for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended June 30, 2020
Net interest income (loss)	$108,110	$111	$397	$(2,836)	$105,782
Provision for loan losses	26,861	—	39	—	26,900
Noninterest income	58,115	2,153	4,312	(410)	64,170
Noninterest expense	112,776	1,848	3,452	209	118,285
Income (loss) before income taxes	26,588	416	1,218	(3,455)	24,767
Income tax expense (benefit)	5,425	111	—	(899)	4,637
Net income (loss)	$21,163	$305	$1,218	$(2,556)	$20,130

Total assets	$14,775,811	$29,095	$68,257	$24,044	$14,897,207
Goodwill	$936,916	$2,767	—	—	$939,683

Three months ended June 30, 2019
Net interest income (loss)	$115,664	$171	$409	$(3,444)	$112,800
Provision for loan losses	900	—	—	—	900
Noninterest income	36,293	2,222	3,890	(445)	41,960
Noninterest expense	87,596	1,898	3,464	332	93,290
Income (loss) before income taxes	63,461	495	835	(4,221)	60,570
Income tax expense (benefit)	14,910	128	—	(1,093)	13,945
Net income (loss)	$48,551	$367	$835	$(3,128)	$46,625

Total assets	$12,790,623	$26,722	$61,363	$13,945	$12,892,653
Goodwill	$930,204	$2,767	—	—	$932,971

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Six months ended June 30, 2020
Net interest income (loss)	$216,970	$298	$847	$(5,731)	$212,384
Provision for credit losses on loans	53,073	—	177	—	53,250
Noninterest income (loss)	88,798	5,093	8,656	(807)	101,740
Noninterest expense (benefit)	222,060	3,734	7,397	135	233,326
Income (loss) before income taxes	30,635	1,657	1,929	(6,673)	27,548
Income tax expense (benefit)	6,705	441	—	(1,736)	5,410
Net income (loss)	$23,930	$1,216	$1,929	$(4,937)	$22,138

Total assets	$14,775,811	$29,095	$68,257	$24,044	$14,897,207
Goodwill	$936,916	$2,767	$—	$—	$939,683

Six months ended June 30, 2019
Net interest income (loss)	$231,722	$339	$759	$(6,873)	$225,947
Provision for credit losses on loans	2,400	—	—	—	2,400
Noninterest income	65,878	5,101	7,549	(683)	77,845
Noninterest expense	170,909	3,713	6,912	588	182,122
Income (loss) before income taxes	124,291	1,727	1,396	(8,144)	119,270
Income tax expense (benefit)	29,196	448	—	(2,109)	27,535
Net income (loss)	$95,095	$1,279	$1,396	$(6,035)	$91,735

Total assets	$12,790,623	$26,722	$61,363	$13,945	$12,892,653
Goodwill	$930,204	$2,767	$—	$—	$932,971

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
Currently, the most important factor that could cause the Company’s actual results to differ materially from those in forward-looking statements is the continued impact of the COVID-19 pandemic and related governmental measures to respond to the pandemic on the United States economy and the economies of the markets in which the Company operates. In this Form 10-Q, the Company addresses the historical impact of the pandemic on certain aspects of the Company’s operations and sets forth certain expectations regarding the COVID-19 pandemic’s future impact on the Company’s business, financial condition, results of operations, liquidity, asset quality, capital, cash flows and prospects. The Company believes that its statements regarding future events and conditions in light of the COVID-19 pandemic are reasonable, but these statements are based on assumptions regarding, among other things, how long the pandemic will continue, the duration, extent and effectiveness of the governmental measures implemented to contain the pandemic and ameliorate its impact on businesses and individuals throughout the United States, and the impact of the pandemic and the government’s virus containment measures on national and local economies, all of which are out of the Company’s control. If the Company’s assumptions underlying its statements about future events prove to be incorrect, the Company’s business, financial condition, results of operations, liquidity, asset quality, capital, cash flows and prospects may be materially and adversely affected.
Important factors other than the COVID-19 pandemic currently known to management that could cause actual results to differ materially from those in forward-looking statements include the following: (1) the Company’s ability to efficiently integrate acquisitions into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management; (2) the effect of economic conditions and interest rates on a national, regional or international basis; (3) timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (4) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries; (5) the financial resources of, and products available from, competitors; (6) changes in laws and regulations as well as changes in accounting standards, such as the adoption of ASC 326 (or CECL) as of January 1, 2020; (7) changes in policy by regulatory agencies; (8) changes in the securities and foreign exchange markets; (9) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (10) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers; (11) an insufficient allowance for credit losses as a result of inaccurate assumptions; (12) general economic, market or business conditions, including the impact of inflation; (13) changes in demand for loan products and financial services; (14) concentration of credit exposure; (15) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; (16) increased cybersecurity risk, including potential network breaches, business disruptions or financial losses; (17) natural disasters, epidemics and other catastrophic events in the Company’s geographic area; (18) the impact, extent and timing of technological changes; and (19) other circumstances, many of which are beyond management’s control. The COVID-19 pandemic has exacerbated, and is likely to continue to exacerbate, the impact of any of these factors on the Company. Management believes that the assumptions underlying the Company’s forward-looking statements are reasonable, but any of the assumptions could prove to be inaccurate.
The Company undertakes no obligation, and specifically disclaims any obligation, to update or revise forward-looking statements, whether as a result of new information or to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by federal securities laws.

COVID-19 Response Update
The Company’s branch lobbies continue to remain accessible by appointment only (and appointments are generally limited to services that require access inside a branch, such as access to a safe-deposit box to address a pressing need), while protocols designed to minimize Company employees’ exposure to COVID-19, such as working remotely, reconfiguring work spaces to promote social distancing and adjusting staff levels, continue to remain in place. As discussed in more detail below, the Company continued to incur expenses, primarily related to employee overtime and employee benefit accruals directly related to the Company’s response to both the COVID-19 pandemic itself and federal legislation enacted to address the pandemic, such as the CARES Act, and expects that it will continue to incur elevated expenses even while conditions presenting significant challenges to growth persist. At this time, it remains difficult to accurately predict the duration and lasting impact of this new operating reality. Management’s decision on when to return to pre-pandemic operating procedures will take into account the best interests of all of the Company’s stakeholders. Readers are directed to the cautionary note regarding forward-looking statements at the beginning of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company has been active in the Paycheck Protection Program (“PPP”) and as of June 30, 2020, the balance of such loans included in the Company’s Consolidated Balance Sheet approximated $1,281,278. The impact of these loans on the Company’s results of operations is discussed in more detail below.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at June 30, 2020 compared to December 31, 2019.
Assets
Total assets were $14,897,207 at June 30, 2020 compared to $13,400,618 at December 31, 2019.
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

	June 30, 2020		December 31, 2019
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
U.S. Treasury securities	$7,639	0.59%	$499	0.04%
Obligations of other U.S. Government agencies and corporations	2,530	0.19	2,531	0.20
Obligations of states and political subdivisions	272,971	20.94	223,131	17.29
Mortgage-backed securities	951,805	73.02	998,101	77.33
Trust preferred securities	7,679	0.59	9,986	0.77
Other debt securities	60,870	4.67	56,365	4.37
	$1,303,494	100.00%	$1,290,613	100.00%
During the six months ended June 30, 2020, we purchased $182,745 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised approximately 52% of these purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Obligations of state and political subdivisions comprised approximately 40% of purchases made during the first six months of 2020.
Proceeds from maturities, calls and principal payments on securities during the first six months of 2020 totaled $183,807. The Company sold municipal securities and residential mortgage backed securities with a carrying value of $8,742 at the time of sale for net proceeds of $8,773, resulting in net gain on sale of $31 during the first six months of 2020. Proceeds from the maturities, calls and principal payments on securities during the first six months of 2019 totaled $120,738. During the first six months of 2019, the Company sold municipal securities and residential mortgage backed securities with a carrying value of $12,607 at the time of sale for net proceeds of $12,612, resulting in a net gain on sale of $5.
For more information about the Company’s security portfolio, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans Held for Sale
Loans held for sale, which primarily consist of residential mortgage loans being held until they are sold on the secondary market, were $339,747 at June 30, 2020, as compared to $318,272 at December 31, 2019. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Loans
Total loans, excluding loans held for sale, were $10,997,304 at June 30, 2020 and $9,689,638 at December 31, 2019. Non purchased loans totaled $9,206,101 at June 30, 2020 compared to $7,587,974 at December 31, 2019. Loans purchased in previous acquisitions totaled $1,791,203 and $2,101,664 at June 30, 2020 and December 31, 2019, respectively.
The tables below set forth the balance of loans, net of unearned income and excluding loans held for sale, outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	June 30, 2020
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural (1)	$2,416,243	$225,355	$2,641,598	24.02%
Lease financing, net of unearned income	80,779	—	80,779	0.73
Real estate – construction:
Residential	291,983	3,948	295,931	2.69
Commercial	464,889	30,288	495,177	4.50
Total real estate – construction	756,872	34,236	791,108	7.19
Real estate – 1-4 family mortgage:
Primary	1,476,196	280,057	1,756,253	15.97
Home equity	440,774	102,694	543,468	4.94
Rental/investment	277,647	41,156	318,803	2.90
Land development	148,370	21,619	169,989	1.55
Total real estate – 1-4 family mortgage	2,342,987	445,526	2,788,513	25.36
Real estate – commercial mortgage:
Owner-occupied	1,270,197	390,477	1,660,674	15.10
Non-owner occupied	2,011,744	582,569	2,594,313	23.59
Land development	118,777	36,989	155,766	1.42
Total real estate – commercial mortgage	3,400,718	1,010,035	4,410,753	40.11
Installment loans to individuals	208,502	76,051	284,553	2.59
Total loans, net of unearned income	$9,206,101	$1,791,203	$10,997,304	100.00%
(1)Includes PPP loans of $1,281,278 as of June 30, 2020.

	December 31, 2019
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural	$1,052,353	$315,619	$1,367,972	14.12%
Lease financing, net of unearned income	81,875	—	81,875	0.84
Real estate – construction:
Residential	272,643	16,407	289,050	2.98
Commercial	502,258	35,175	537,433	5.55
Total real estate – construction	774,901	51,582	826,483	8.53
Real estate – 1-4 family mortgage:
Primary	1,449,219	332,729	1,781,948	18.39
Home equity	456,265	117,275	573,540	5.92
Rental/investment	291,931	43,169	335,100	3.46
Land development	152,711	23,314	176,025	1.82
Total real estate – 1-4 family mortgage	2,350,126	516,487	2,866,613	29.59
Real estate – commercial mortgage:
Owner-occupied	1,209,204	428,077	1,637,281	16.90
Non-owner occupied	1,803,587	647,308	2,450,895	25.29
Land development	116,085	40,004	156,089	1.61
Total real estate – commercial mortgage	3,128,876	1,115,389	4,244,265	43.80
Installment loans to individuals	199,843	102,587	302,430	3.12
Total loans, net of unearned income	$7,587,974	$2,101,664	$9,689,638	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2020, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
The Company is participating in the Paycheck Protection Program (“PPP”) and as of June 30, 2020 had $1,281,278 in PPP loans included in our commercial, financial and agricultural loan portfolio. Excluding the growth attributable to its PPP lending, the Company experienced moderate loan growth in our commercial mortgage loan portfolio, but such growth was largely offset by declines in other portfolio segments. Our corporate specialty banking group, which consists of corporate commercial and industrial, corporate commercial real estate, healthcare and senior housing groups, contributed $241,957 to the increase in total loans from December 31, 2019, and our secured lending group, which consists of our asset-based lending, factoring, and equipment lease financing banking groups as well as loans meeting the criteria to be guaranteed by the SBA (excluding PPP loans), contributed $75,203 to the increase in total loans from December 31, 2019.
Looking at the change in loans geographically, loans, including PPP loans, in our Central Region (which includes Alabama and the Florida panhandle), Eastern Region (which includes Georgia and east Florida), Western Region (which includes Mississippi as well as corporately managed loans) and Northern Region (which includes Tennessee) markets increased $400,298, $546,864, $249,333 and $111,171, respectively, when compared to December 31, 2019. Of our total PPP loans, $218,354 were originated in the Central Region, $609,516 in the Eastern Region, $264,661 in the Western Region and $188,747 in the Northern Region.
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $11,846,358 and $10,213,168 at June 30, 2020 and December 31, 2019, respectively. Noninterest-bearing deposits were $3,740,296 and $2,551,770 at June 30, 2020 and December 31, 2019, respectively, while interest-bearing deposits were $8,106,062 and $7,661,398 at June 30, 2020 and December 31, 2019, respectively.
The growth in noninterest-bearing deposits across the Company’s footprint during the current year is driven by the Company’s PPP lending (as loan proceeds are held as Company deposits until the borrower utilizes the funds), Economic Impact Payments provided for in the government stimulus package and core growth. Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits. Noninterest bearing deposits represented 31.57% of total deposits at June 30, 2020, as compared to 24.99% of total deposits at December 31, 2019. Under certain circumstances, however, management may seek to acquire non-core deposits in the form of time deposits or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from municipalities, including school boards and utilities. Public fund deposits were $1,411,637 and $1,367,827 at June 30, 2020 and December 31, 2019, respectively.
Looking at the change in deposits geographically, deposits in our Western Region, which includes corporately managed deposits such as brokered deposits, Eastern Region, Northern Region and Central Region markets increased $637,339, $583,125, $231,115 and $181,611, respectively, from December 31, 2019.
Borrowed Funds
Total borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the FHLB, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include federal funds purchased, securities sold under agreements to repurchase, and short-term FHLB advances. In the first six months of 2020, we used the proceeds of our deposit growth and other sources of liquidity to reduce our short-term borrowings. The following table presents our short-term borrowings by type as of the dates presented:

	June 30, 2020	December 31, 2019
	Balance	Balance
Security repurchase agreements	$11,810	$9,091
Short-term borrowings from the FHLB	330,000	480,000
	$341,810	$489,091
At June 30, 2020, long-term debt consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The following table presents our long-term debt by type as of the dates presented:

	June 30, 2020	December 31, 2019
	Balance	Balance
Long-term FHLB advances	$152,250	$152,337
Junior subordinated debentures	110,505	110,215
Subordinated notes	113,925	113,955
	$376,680	$376,507
Long-term FHLB borrowings are generally used to match-fund against large, fixed rate commercial or real estate loans with long-term maturities, which negates interest rate exposure when rates rise. In the fourth quarter of 2019, however, as interest rates declined following the Federal Reserve’s interest rate cuts, we used long-term FHLB borrowings as a source of liquidity in lieu of higher-costing deposits, which had not repriced as quickly following the interest rate cuts. These borrowings were still outstanding at June 30, 2020. At June 30, 2020, there were $120 in long-term FHLB advances outstanding scheduled to mature within twelve months or less. The Company had $3,331,108 of availability on unused lines of credit with the FHLB at June 30, 2020, as compared to $3,159,942 at December 31, 2019.
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

Results of Operations
Net Income
Net income for the second quarter of 2020 was $20,130 compared to net income of $46,625 for the second quarter of 2019. Basic and diluted earnings per share (“EPS”) for the second quarter of 2020 were $0.36, as compared to basic and diluted EPS of $0.80 for the second quarter of 2019. Net income for the six months ended June 30, 2020, was $22,138 compared to net income of $91,735 for the same period in 2019. Basic and diluted EPS were $0.39 for the first six months of 2020, as compared to $1.57 and $1.56, respectively, for the first six months of 2019. As discussed in more detail below, our net income was significantly impacted by expenses associated with the COVID-19 pandemic, an adjustment to the valuation of our mortgage servicing rights (“MSR”) and the adoption of CECL.
From time to time, the Company incurs expenses and charges in connection with certain transactions with respect to which management is unable to accurately predict when these expenses or charges will be incurred or, when incurred, the amount of such expenses or charges. The following table presents the impact of these expenses and charges on reported EPS for the second quarter and the first six months of 2020. There were no such expenses and charges that had a material impact during the second quarter of 2019 or the first six months of 2019. The “COVID-19 related expenses” line item in the table below primarily consists of (a) employee overtime and employee benefit accruals directly related to the Company’s response to both the COVID-19 pandemic itself and federal legislation enacted to address the pandemic, such as the CARES Act, and (b) expenses associated with supplying branches with protective equipment and sanitation supplies (such as floor markings and cautionary signage for branches, face coverings and hand sanitizer) as well as more frequent and rigorous branch cleaning. The MSR valuation adjustment is discussed below under the “Noninterest Income” heading in this Item.

	Three Months Ended
	June 30, 2020
	Pre-tax	After-tax	Impact to Diluted EPS
MSR valuation adjustment	$4,951	$4,047	$0.07
COVID-19 related expenses	6,257	5,113	0.09

	Six Months Ended
	June 30, 2020
	Pre-tax	After-tax	Impact to Diluted EPS
MSR valuation adjustment	$14,522	$11,835	$0.21
COVID-19 related expenses	9,160	7,465	0.13
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 62.61% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the second quarter of 2020 and 67.96% of total revenue for the first six months of 2020. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $105,782 and $212,384 for the three and six months ended June 30, 2020, respectively, as compared to $112,800 and $225,947 for the same respective periods in 2019. On a tax equivalent basis, net interest income was $107,457 and $215,773 for the three and six months ended June 30, 2020, respectively, as compared to $114,223 and $228,854 for the same respective time periods in 2019.

The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment:
Non purchased	$7,872,371	$81,836	4.18%	$6,622,202	$83,922	5.08%
Purchased	1,877,698	26,005	5.57	2,421,586	38,783	6.42
Paycheck Protection Program	866,078	5,886	2.73	—	—	—
Total loans held for investment	10,616,147	113,727	4.31	9,043,788	122,705	5.44
Loans held for sale	340,582	2,976	3.51	353,103	5,191	5.90
Securities:
Taxable(1)	1,031,740	6,386	2.49	1,084,736	7,699	2.85
Tax-exempt	263,799	2,346	3.58	177,535	1,860	4.20
Interest-bearing balances with banks	524,376	195	0.15	283,330	1,830	2.59
Total interest-earning assets	12,776,644	125,630	3.95	10,942,492	139,285	5.11
Cash and due from banks	214,079			178,606
Intangible assets	974,237			974,628
Other assets	741,067			668,943
Total assets	$14,706,027			$12,764,669
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$5,151,713	$5,524	0.43%	$4,737,780	$10,495	0.89%
Savings deposits	747,173	173	0.09	644,540	329	0.20
Time deposits	2,034,149	8,174	1.62	2,368,666	10,167	1.72
Total interest-bearing deposits	7,933,035	13,871	0.70	7,750,986	20,991	1.09
Borrowed funds	1,000,789	4,302	1.73	354,234	4,071	4.61
Total interest-bearing liabilities	8,933,824	18,173	0.82	8,105,220	25,062	1.24
Noninterest-bearing deposits	3,439,634			2,395,899
Other liabilities	231,477			161,457
Shareholders’ equity	2,101,092			2,102,093
Total liabilities and shareholders’ equity	$14,706,027			$12,764,669
Net interest income/net interest margin		$107,457	3.38%		$114,223	4.19%
(1)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which we operate.
(2)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment:
Non purchased	$7,763,516	$170,390	4.41%	$6,538,998	$165,106	5.09%
Purchased	1,955,161	56,192	5.78	2,512,753	78,968	6.34
Paycheck Protection Program	433,039	5,886	2.73	—	—	—
Total loans held for investment	10,151,716	232,468	4.61	9,051,751	244,074	5.44
Loans held for sale	338,706	5,964	3.54	349,205	11,028	6.37
Securities:
Taxable(1)	1,049,507	13,675	2.62	1,073,422	15,591	2.93
Tax-exempt	244,700	4,404	3.62	184,350	3,882	4.25
Interest-bearing balances with banks	408,432	1,006	0.50	260,251	3,288	2.55
Total interest-earning assets	12,193,061	257,517	4.25	10,918,979	277,863	5.13
Cash and due from banks	200,198			185,198
Intangible assets	975,085			975,718
Other assets	720,945			668,002
Total assets	$14,089,289			$12,747,897
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$5,045,735	$14,777	0.59%	$4,763,837	$20,569	0.87%
Savings deposits	714,177	426	0.12	637,644	621	0.20
Time deposits	2,075,412	17,163	1.66	2,373,823	19,573	1.66
Total interest-bearing deposits	7,835,324	32,366	0.83	7,775,304	40,763	1.06
Borrowed funds	915,054	9,378	2.06	358,662	8,246	4.64
Total interest-bearing liabilities	8,750,378	41,744	0.96	8,133,966	49,009	1.22
Noninterest-bearing deposits	3,013,298			2,369,300
Other liabilities	222,495			160,798
Shareholders’ equity	2,103,118			2,083,833
Total liabilities and shareholders’ equity	$14,089,289			$12,747,897
Net interest income/net interest margin		$215,773	3.56%		$228,854	4.23%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. As discussed in more detail below, for both the three and six months ended June 30, 2020, as compared to the same respective periods in 2019, the decline in loan yields as a result of the Federal Reserve’s decision to cut interest rates as well as changes in the mix of earning assets during the quarter due to excess liquidity on the balance sheet were the largest contributing factors to the decrease in net interest income. The Company has continued to focus on lowering the cost of funding through growing noninterest-bearing deposits and aggressively lowering interest rates on interest-bearing deposits, while also continuing to be opportunistic when rates offered on wholesale borrowings are advantageous.
The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for both the three and six months ended June 30, 2020, as compared to the same respective periods in 2019 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated):

	Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
	Volume	Rate	Net
Interest income:
Loans held for investment:
Non purchased	$14,237	$(16,323)	$(2,086)
Purchased	(8,028)	(4,750)	(12,778)
Paycheck Protection Program	5,886	—	5,886
Loans held for sale	(299)	(1,916)	(2,215)
Securities:
Taxable	(367)	(946)	(1,313)
Tax-exempt	794	(308)	486
Interest-bearing balances with banks	856	(2,491)	(1,635)
Total interest-earning assets	13,079	(26,734)	(13,655)
Interest expense:
Interest-bearing demand deposits	842	(5,813)	(4,971)
Savings deposits	46	(202)	(156)
Time deposits	(1,390)	(603)	(1,993)
Borrowed funds	3,953	(3,722)	231
Total interest-bearing liabilities	3,451	(10,340)	(6,889)
Change in net interest income	$9,628	$(16,394)	$(6,766)

	Six months ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
	Volume	Rate	Net
Interest income:
Loans held for investment:
Non purchased	$28,463	$(23,179)	$5,284
Purchased	(16,307)	(6,469)	(22,776)
Paycheck Protection Program	5,886	—	5,886
Loans held for sale	(675)	(4,389)	(5,064)
Securities:
Taxable	(334)	(1,582)	(1,916)
Tax-exempt	1,150	(628)	522
Interest-bearing balances with banks	1,249	(3,531)	(2,282)
Total interest-earning assets	19,432	(39,778)	(20,346)
Interest expense:
Interest-bearing demand deposits	1,163	(6,955)	(5,792)
Savings deposits	69	(264)	(195)
Time deposits	(2,414)	4	(2,410)
Borrowed funds	7,579	(6,447)	1,132
Total interest-bearing liabilities	6,397	(13,662)	(7,265)
Change in net interest income	$13,035	$(26,116)	$(13,081)

Interest income, on a tax equivalent basis, was $125,630 and $257,517, respectively, for the three and six months ended June 30, 2020, as compared to $139,285 and $277,863, respectively, for the same periods in 2019. This decrease in interest income, on a tax equivalent basis, is due primarily to the aforementioned interest rate cuts by the Federal Reserve and changes in the mix of earning assets during the quarter due to excess liquidity on the balance sheet, the effects of which the Company was able to partially offset by loan growth. The excess cash carried on the Company’s balance sheet, as evidenced in the tables below, reduced margin by 15 basis points and 9 basis points in the second quarter and first half of 2020, respectively.
The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Loans held for investment excl. PPP	76.31%	82.65%	4.45%	5.44%
Paycheck Protection Program	6.78	—	2.73	—
Loans held for sale	2.67	3.23	3.51	5.90
Securities	10.14	11.54	2.71	3.04
Other	4.10	2.58	0.15	2.59
Total earning assets	100.00%	100.00%	3.95%	5.11%

	Percentage of Total Average Earning Assets		Yield
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Loans held for investment excl. PPP	79.71%	82.90%	4.69%	5.44%
Paycheck Protection Program	3.55	—	2.73	—
Loans held for sale	2.78	3.20	3.54	6.37
Securities	10.61	11.52	2.81	3.12
Interest-bearing balances with banks	3.35	2.38	0.50	2.55
Total earning assets	100.00%	100.00%	4.25%	5.13%

For the second quarter of 2020, interest income on loans held for investment, on a tax equivalent basis, decreased $14,864 to $113,727 from $122,705 in the same period in 2019. For the six months ended June 30, 2020, interest income on loans held for investment, on a tax equivalent basis, decreased $11,606 to $232,468 from $244,074 in the same period in 2019. Interest income attributable to PPP loans included in loan interest income for the three and six months ended June 30, 2020, was approximately $5,889, which consisted of $2,324 in interest income and $3,564 in accretion of net origination fees. As of June 30, 2020, the Company received approximately $44,720 in gross origination fees from PPP loans. Such fees, net of agent fees paid and other origination costs, are being accreted into interest income over the life of the loan. If a PPP loan is forgiven in whole or in part, as provided under the CARES Act, the Company will recognize the non-accreted portion of the net origination fee attributable to the forgiven portion of such loan as of the date of the final forgiveness determination. Interest income on loans held for investment decreased primarily due to decreases in loan yields in response to the Federal Reserve’s rate cuts and the funding of PPP loans during the quarter, which bear an interest rate fixed by regulation that is significantly lower than the yield on loans originated in the ordinary course of business. PPP loans reduced margin and loan yield by 5 basis points and 14 basis points, respectively, in the second quarter of 2020 and 3 basis points and 8 basis points, respectively, in the first half of 2020.
For the second quarter of 2020, interest income on loans held for sale (consisting of mortgage loans held for sale), on a tax equivalent basis, decreased $2,215 to $2,976 from $5,191 in the same period in 2019. For the six months ended June 30, 2020, interest income on loans held for sale, on a tax equivalent basis, decreased $5,064 to $5,964 from $11,028 in the same period in 2019. The average balance of loans held for sale during the second quarter and first six months of 2019 includes a portfolio of non-mortgage consumer loans, which earned a higher yield than mortgage loans held for sale. These non-mortgage consumer loans were reclassified to loans held for investment in the third quarter of 2019. The transfer of the higher earning assets out of loans held for sale coupled with the lower rates earned on mortgage loans held for sale during 2020 accounts for the decrease in interest income on loans held for sale from 2019.

The following table presents reported taxable equivalent yield on loans, including loans held for sale, for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Taxable equivalent interest income on loans	$116,703	$127,896	$238,432	$255,102

Average loans, including loans held for sale	10,956,729	9,396,891	10,490,422	9,400,956

Loan yield	4.28%	5.46%	3.04%	5.47%
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans, including loans held for sale, loan yield and net interest margin is shown in the following table for the period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net interest income collected on problem loans	$384	$2,173	$602	$2,985
Accretable yield recognized on purchased loans(1)	4,700	7,513	10,169	15,056
Total impact to interest income on loans	$5,084	$9,686	$10,771	$18,041

Impact to loan yield	0.19%	0.41%	0.21%	0.39%

Impact to net interest margin	0.16%	0.36%	0.18%	0.33%
(1)Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $1,731 and $4,197, for the second quarter of 2020 and 2019, respectively. The impact was $3,919 and $8,030 for the six months ended June 30, 2020 and 2019, respectively. This additional interest income increased total loan yield by 6 basis points and 18 basis points for the second quarter of 2020 and 2019, respectively, while increasing net interest margin by 5 and 15 basis points for the same periods. For the six months ended June 30, 2020 and 2019, the additional interest income increased total loan yield by 8 basis points and 17 basis points, respectively, while increasing net interest margin by 6 basis points and 15 basis points, respectively.
Investment income, on a tax equivalent basis, decreased $827 to $8,732 for the second quarter of 2020 from $9,559 for the second quarter of 2019. Investment income, on a tax equivalent basis, decreased $1,394 to $18,079 for the six months ended June 30, 2020 from $19,473 for the same period in 2019. The tax equivalent yield on the investment portfolio for the second quarter of 2020 was 2.71%, down 33 basis points from 3.04% in the same period in 2019. The tax equivalent yield on the investment portfolio for the six months ended June 30, 2020 was 2.81%, down 31 basis points from 3.12% in the same period in 2019. The decrease in taxable equivalent yield on securities was a result of an increase in premium amortization caused by the increase in prepayment speeds experienced in the Company’s mortgage backed securities portfolio given the current interest rate environment.
Interest expense was $18,173 for the second quarter of 2020 as compared to $25,062 for the same period in 2019. Interest expense for the six months ended June 30, 2020 was $41,744 as compared to $49,009 for the same period in 2019.
The following tables present, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Noninterest-bearing demand	27.80%	22.82%	—%	—%
Interest-bearing demand	41.64	45.12	0.43	0.89
Savings	6.04	6.14	0.09	0.20
Time deposits	16.44	22.56	1.62	1.72
Short term borrowings	5.04	0.85	0.75	2.38
Long-term Federal Home Loan Bank advances	1.23	0.06	0.84	3.24
Subordinated notes	0.92	1.40	5.60	6.07
Other borrowed funds	0.89	1.05	4.52	4.59
Total deposits and borrowed funds	100.00%	100.00%	0.59%	0.96%

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Noninterest-bearing demand	25.62%	22.56%	—%	—%
Interest-bearing demand	42.89	45.36	0.59	0.87
Savings	6.07	6.07	0.12	0.20
Time deposits	17.64	22.60	1.66	1.66
Short-term borrowings	4.58	0.91	1.04	2.52
Long-term Federal Home Loan Bank advances	1.29	0.06	1.13	3.26
Subordinated notes	0.97	1.39	5.60	6.10
Other long term borrowings	0.94	1.05	4.69	4.59
Total deposits and borrowed funds	100.00%	100.00%	0.71%	0.94%

Interest expense on deposits was $13,871 and $20,991 for the three months ended June 30, 2020 and 2019, respectively. The cost of total deposits was 0.49% and 0.83% for the same respective periods. Interest expense on deposits was $32,366 and $40,763 for the six months ended June 30, 2020 and 2019, respectively, with the costs of total deposits being 0.60% and 0.81% for the same respective periods. The decrease in both deposit expense and cost is attributable to the Company’s efforts to reduce deposit rates in order to mitigate the effect of the Federal Reserve’s rate cuts on the Company’s loan yields. During 2020, the Company has continued its efforts to grow non-interest bearing deposits, and such deposits represent 31.57% of total deposits at June 30, 2020 compared to 24.99% of total deposits at December 31, 2019. The growth in non-interest bearing deposits during the quarter was primarily driven by the Company’s PPP lending (as loan proceeds were held as Company deposits until the borrower utilized the funds), Economic Impact Payments provided for in the government stimulus package and core growth. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on wholesale borrowings when rates are advantageous.

Interest expense on total borrowings was $4,302 and $4,071 for the three months ended June 30, 2020 and 2019, respectively. Interest expense on total borrowings was $9,378 and $8,246 for the six months ended June 30, 2020 and 2019, respectively. The increase in interest expense as a result of higher borrowings was offset slightly by lower interest rates charged on our FHLB advances as rates fell during 2020.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended June 30,		Six Months Ended June 30,
2020	2019	2020	2019
1.75%	1.32%	1.45%	1.23%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income was $64,170 for the second quarter of 2020 as compared to $41,960 for the same period in 2019. Noninterest income was $101,740 for the six months ended June 30, 2020 as compared to $77,845 for the same period in 2019.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $6,832 and $8,605 for the second quarter of 2020 and 2019, respectively, and $15,902 and $17,707 for the six months ended June 30, 2020 and 2019, respectively. Overdraft fees, the largest component of service charges on deposits, were $3,740 for the three months ended June 30, 2020 as compared to $5,289 for the same period in 2019. These fees were $9,636 for the six months ended June 30, 2020 compared to $11,428 for the same period in 2019. The decrease in the second quarter of 2020 and for the first half of the year relative to prior periods is attributable to excess customer liquidity driven by the various government stimulus programs initiated in response to the pandemic as well as an overall decrease in consumer spending as shelter-in-place and similar government restrictions were imposed across the country due to the COVID-19 pandemic.
Fees and commissions were $2,971 during the second quarter of 2020 as compared to $7,047 for the same period in 2019, and were $6,025 for the first six months of 2020 as compared to $13,518 for the same period in 2019. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. For the second quarter of 2020, interchange fees were $2,158 as compared to $5,988 for the same period in 2019. Interchange fees were $4,212 for the six months ended June 30, 2020 as compared to $11,316 for the same period in 2019. Effective July 1, 2019, we became subject to the limitations on interchange fees imposed pursuant to §1075 of the Dodd-Frank Act (this provision, which is commonly referred to as the “Durbin Amendment,” is discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the SEC on February 27, 2020). The Durbin Amendment limitations reduced interchange fees by approximately $3,000 for the second quarter of 2020 and approximately $6,000 for the first half of 2020 based on the volume and dollar amount of debit card transactions processed during the respective periods. Management is continuing to develop and enhance strategies to offset this impact.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $2,125 and $2,190 for the three months ended June 30, 2020 and 2019, respectively, and was $4,116 and $4,306 for the six months ended June 30, 2020 and 2019, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the number of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $25 and $28 for the three months ended June 30, 2020 and 2019, respectively, and $918 and $785 for the six months ended June 30, 2020 and 2019, respectively.
Our Wealth Management segment has two primary divisions: Trust and Financial Services. The Trust division operates on a custodial basis which includes administration of employee benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $3,824 for the second quarter of 2020 compared to $3,601 for the same period in 2019 and was $7,826 for the six months ended June 30, 2020 compared to $6,925 for the same period in 2019. The market value of assets under management or administration was $3,806,023 and $3,553,785 at June 30, 2020 and June 30, 2019, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $1,308,074 in the second quarter of 2020 compared to $554,722 for the same period in 2019. Mortgage loan originations totaled $2,023,834 in the six months ended June 30, 2020 compared to $938,825 for the same period in 2019. The increase in mortgage loan originations is due to the current interest rate environment as well as an increase in producers throughout our footprint during the second half of 2019. Mortgage banking income, specifically mortgage servicing income, was negatively impacted during the second quarter and first six months of 2020 by a mortgage servicing rights valuation adjustment of $4,951 and $14,522, respectively, as actual prepayment speeds of the mortgages the Company serviced exceeded the Company’s estimates of prepayment speeds. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gain on sales of loans, net	$46,560	$12,901	$68,342	$20,789
Fees, net	5,309	2,945	8,228	4,638
Mortgage servicing (loss) income, net	(1,428)	774	(1,023)	1,594
MSR valuation adjustment	(4,951)	—	(14,522)	—
Mortgage banking income, net	$45,490	$16,620	$61,025	$27,021
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and death benefits received on covered individuals. BOLI income was $1,329 for the three months ended June 30, 2020 as compared to $1,340 for the same period in 2019, and $2,492 for the first six months of June 30, 2020 as compared to $2,748 for the same period in 2019.
Other noninterest income was $1,568 and $2,565 for the three months ended June 30, 2020 and 2019, respectively, and $4,323 and $5,615 for the six months ended June 30, 2020 and 2019, respectively. Other noninterest income includes income from our SBA banking division and other miscellaneous income and can fluctuate based on production in our SBA banking division and recognition of other nonseasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended June 30,		Six Months Ended June 30,
2020	2019	2020	2019
3.24%	2.93%	3.33%	2.88%
Noninterest expense was $118,285 and $93,290 for the second quarter of 2020 and 2019, respectively, and was $233,326 and $182,122 for the six months ended June 30, 2020 and 2019, respectively.
Salaries and employee benefits increased $19,036 to $79,361 for the second quarter of 2020 as compared to $60,325 for the same period in 2019. Salaries and employee benefits increased $34,875 to $152,550 for the six months ended June 30, 2020 as compared to $117,675 for the same period in 2019. The increase in salaries and employee benefits is primarily due to the strategic production hires the Company made throughout its footprint during the last nine months of 2019 as well as increased mortgage commissions and incentives related to the increased mortgage production during the second quarter and first half of 2020. Salaries and employee benefits for the second quarter and first six months of 2020 also includes approximately $5,768 and $8,260, respectively, in expense related to employee overtime and employee benefit accruals directly related to the Company's response to both the COVID-19 pandemic itself and federal legislation enacted to address the pandemic, such as the CARES Act.
Data processing costs increased to $5,047 in the second quarter of 2020 from $4,698 for the same period in 2019 and were $10,053 for the six months ended June 30, 2020 as compared to $9,604 for the same period in 2019. The Company continues to negotiate favorable contract terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense for the second quarter of 2020 was $13,511, up from $11,544 for the same period in 2019. These expenses for the first six months of 2020 were $27,631, up from $23,379 for the same period in 2019. The increase in occupancy and equipment expense is primarily attributable to the new locations added to the Company’s footprint during the last nine months of 2019.
Expenses related to other real estate owned for the second quarter of 2020 were $620 as compared to $252 for the same period in 2019 and were $1,038 and $1,256, respectively, for the first six months of 2020 and 2019. Expenses on other real estate owned included write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $827 and $868 for the first six months of 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, other real estate owned with a cost basis of $2,317 and $3,235, respectively, was sold, resulting in a net gain of $89 and net loss of $60, respectively.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulation. Professional fees were $2,517 for the second quarter of 2020 as compared to $2,431 for the same period in 2019 and $5,159 for the six months ended June 30, 2020 as compared to $4,885 for the same period in 2019.
Advertising and public relations expense was $2,920 for the second quarter of 2020 as compared to $2,648 for the same period in 2019, and $6,320 for the six months ended June 30, 2020 compared to $5,515 for the same period in 2019.This increase is primarily attributable to an increased focus on digital marketing and branding throughout our footprint as well as an increase in the marketing of the Company’s community involvement.
Amortization of intangible assets totaled $1,834 and $2,053 for the second quarter of 2020 and 2019, respectively, and $3,729 and $4,163 for the six months ended June 30, 2020 and 2019, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 1 month to approximately 10 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $2,181 for the second quarter of 2020 as compared to $2,348 for the same period in 2019. Communication expenses were $4,379 for the six months ended June 30, 2020 as compared to $4,243 for the same period in 2019.
Other noninterest expense includes the provision for unfunded commitments, business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $10,204 and $22,377 for the three and six months ended June 30, 2020, respectively, as compared to $6,812 and $11,223 for the same periods in 2019, respectively. The provision for unfunded commitments was $2,600 and $6,000 for the three months and six months ended June 30, 2020, respectively. No such provision was included in other noninterest expense for the same periods in 2019. Also included in noninterest expense for the second quarter and first half of 2020 were approximately $488 and $900, respectively, in expenses incurred to supply our branches with protective equipment and sanitation supplies (such as floor markings and cautionary signage for branches, face coverings and hand sanitizer) as well as more frequent and rigorous branch cleaning in response to the COVID-19 pandemic.
Efficiency Ratio

	Efficiency Ratio
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Efficiency ratio (GAAP)	68.92%	59.73%	73.49%	59.38%
Adjusted efficiency ratio (Non-GAAP)(1)	60.89%	58.30%	64.56%	57.97%
(1)A reconciliation of this financial measure from GAAP to non-GAAP can be found under the “Non-GAAP Financial Measures” heading at the end of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Income Taxes
Income tax expense for the second quarter of 2020 and 2019 was $4,637 and $13,945, respectively. The effective tax rates for those periods were 18.72% and 23.02%, respectively. Income tax expenses for the six months ended June 30, 2020 and 2019 were $5,410 and $27,535, respectively. The effective tax rates for those periods were 19.64% and 23.09%, respectively.

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
Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments

At June 30, 2020, the Company’s credit quality metrics remained strong. During the first quarter of 2020, in response to the potential economic impact of COVID-19 the Company proactively identified customers in potentially high-risk industries. In the second quarter, the Company continued this heightened attention on borrowers in the hospitality (such as hotel/motel), restaurant, entertainment and retail trade industries. The Company is continuing to monitor all asset categories given that any category or borrower could be negatively impacted by the pandemic. In addition, to provide necessary relief to the Company’s borrowers – both consumer and commercial clients – the Company established loan deferral programs allowing qualified clients to defer principal and interest payments for up to 90 days. A second 90-day deferral has been made available to borrowers that remain current on taxes and insurance and also satisfy underwriting standards established by the Company that analyze the ability of the borrower to service its loan in accordance with its existing terms in light of the impact of the COVID-19 pandemic on the borrower, its industry and the markets in which it operates.

The Company’s credit quality in future quarters will be impacted by both external and internal factors. External factors outside the Company’s control include items such as federal, state and local government measures, “shelter-in-place” orders, the economic impact of government programs and the future spread of the COVID-19 virus. Internal factors that will potentially impact credit quality include items such as the Company’s loan deferral programs, involvement in government offered programs and the related financial impact of these programs. The impact of each of these items are unknown at this time and could materially and adversely impact future credit quality.
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
The Company’s practice is to charge off estimated losses as soon as such losses are identified and reasonably quantified. Net charge-offs for the first six months of 2020 were $2,509, or 0.05% of average loans (annualized), compared to net charge-offs of $1,367, or 0.03% of average loans (annualized), for the same period in 2019. The charge-offs were fully reserved for in the Company’s allowance for credit losses on loans.

Allowance for Credit Losses on Loans and Unfunded Commitments; Provision for Credit Losses on Loans and Unfunded Commitments. On January 1, 2020, the Company began calculating the allowance for credit losses under CECL. As of the date of adoption, the Company increased the allowance for credit losses on loans by $42,484 and the reserve for unfunded commitments by $10,389. Management evaluates the adequacy of the allowance on a quarterly basis. The allowance for credit losses is available to absorb probable credit losses inherent in the loans held for investment portfolio. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including loans evaluated on a collective (pooled) basis and those evaluated on an individual basis as set forth in the ASC 326. The credit loss estimation process involves procedures to appropriately consider the unique characteristics of the Company’s loan portfolio segments. Credit quality is assessed and monitored by evaluating various attributes, and the results of those evaluations are utilized in underwriting new loans and in the Company’s process for the estimation of expected credit losses. Credit quality monitoring procedures and indicators can include an assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories, and other factors, including our risk rating system, regulatory guidance and economic conditions, such as the unemployment rate and GDP growth in the markets in which we operate as well as trends in the market values of underlying collateral securing loans, all as determined based on input from management, loan review staff and other sources. This evaluation is complex and inherently subjective, as it requires estimates by management that are inherently uncertain and therefore susceptible to significant revision as more information becomes available. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and provision for credit loss in those future periods.

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

•The allowance for credit losses for loans that share similar risk characteristics with other loans is calculated on a collective (or pool) basis, where such loans are segregated into loan portfolio segments based upon similarity of credit risk. In determining the allowance for credit losses on loans evaluated on a collective basis, the Company categorizes loan pools based on loan type and/or risk rating. The Company uses two CECL models: (1) a loss rate model, based on average historical life-of-loan loss rates, is used for the Real Estate - 1-4 Family Mortgage, Real Estate - Construction and the Installment Loans to Individuals portfolio segments, and (2) for the Commercial, Real Estate - Commercial Mortgage and Lease Financing portfolio segments, the Company uses a probability of default/loss given default model, which calculates an expected loss percentage for each loan pool by considering (a) the probability of default, based on the migration of loans from performing (using risk ratings) to default using life-of-loan analysis periods, and (b) the historical severity of loss, based on the aggregate net lifetime losses incurred per loan pool.

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

•For loans that do not share similar risk characteristics with other loans, an individual analysis is performed to determine the expected credit loss. If the respective loan is collateral dependent (that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral), the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of collateral is initially based on external appraisals. Generally, collateral values for loans for which measurement of expected losses is dependent on collateral values are updated every twelve months, either from external third parties or in-house certified appraisers. Third-party appraisals are obtained from a pre-approved list of independent, third-party, local appraisal firms. The fair value of the collateral derived from the external appraisal is then adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. Other acceptable methods for determining the expected credit losses for individually evaluated loans (typically used for loans that are not collateral dependent) is a discounted cash flow approach or, if applicable, an observable market price. Once the expected credit loss amount is determined, an allowance equal to such expected credit loss is included in the allowance for credit losses.

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

The following table presents the allocation of the allowance for credit losses on loans by loan category and the percentage of loans in each category to total loans as of the dates presented:

	June 30, 2020		December 31, 2019		June 30, 2019
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$30,685	24.02%	$10,658	14.12%	$9,534	14.40%
Lease financing	1,812	0.73%	910	0.84%	665	0.65%
Real estate – construction	12,538	7.19%	5,029	8.53%	5,302	8.15%
Real estate – 1-4 family mortgage	29,401	25.36%	9,814	29.59%	9,616	30.47%
Real estate – commercial mortgage	60,061	40.11%	24,990	43.80%	24,302	44.93%
Installment loans to individuals	10,890	2.59%	761	3.12%	640	1.40%
Total	$145,387	100.00%	$52,162	100.00%	$50,059	100.00%

The provision for credit losses on loans charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The provision for credit losses on loans was $26,900 and $900 for the three months ended June 30, 2020 and 2019, respectively, and $53,250 and $2,400 for the six months ended June 30, 2020 and 2019, respectively. The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance at beginning of period	$120,185	$49,835	$52,162	$49,026
Impact of the adoption of ASC 326	—	—	42,484	—
Charge-offs
Commercial, financial, agricultural	1,156	694	1,549	952
Lease financing	—	—	—	—
Real estate – construction	532	—	532	—
Real estate – 1-4 family mortgage	142	378	363	875
Real estate – commercial mortgage	—	167	2,047	729
Installment loans to individuals	1,736	212	4,424	432
Total charge-offs	3,566	1,451	8,915	2,988
Recoveries
Commercial, financial, agricultural	108	241	298	615
Lease financing	5	2	10	2
Real estate – construction	—	—	—	7
Real estate – 1-4 family mortgage	48	115	136	312
Real estate – commercial mortgage	41	366	1,740	611
Installment loans to individuals	1,666	51	4,222	74
Total recoveries	1,868	775	6,406	1,621
Net charge-offs	1,698	676	2,509	1,367
Provision for credit losses on loans	26,900	900	53,250	2,400
Balance at end of period	$145,387	$50,059	$145,387	$50,059
Net charge-offs (annualized) to average loans	0.06%	0.03%	0.05%	0.03%
Allowance for credit losses on loans to:
Total loans			1.32%	0.55%
Total loans excluding PPP loans			1.50%	—
Nonperforming loans			329.65%	149.97%
The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Real estate – construction:
Residential	$532	$—	$532	$(7)
Total real estate – construction	532	—	532	(7)
Real estate – 1-4 family mortgage:
Primary	109	184	260	432
Home equity	(11)	(31)	(22)	98
Rental/investment	—	155	28	153
Land development	(4)	(45)	(39)	(120)
Total real estate – 1-4 family mortgage	94	263	227	563
Real estate – commercial mortgage:
Owner-occupied	(29)	(192)	1,414	44
Non-owner occupied	(12)	(5)	(1,130)	123
Land development	—	(2)	23	(49)
Total real estate – commercial mortgage	(41)	(199)	307	118
Total net charge-offs of loans secured by real estate	$585	$64	$1,066	$674

The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in the "other liabilities" line item on the Consolidated Balance Sheets. Management estimates the amount of expected losses on unfunded loan commitments by calculating a likelihood of funding over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the allowance for credit loss on loans methodology described above to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company. A roll-forward of the allowance for credit losses on unfunded commitments is shown in the tables below.

Three Months Ended June 30, 2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$14,735
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	2,600
Ending balance	$17,335

Six Months Ended June 30, 2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$946
Impact of the adoption of ASC 326	10,389
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	6,000
Ending balance	$17,335
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

The following table provides details of the Company’s non purchased and purchased nonperforming assets as of the dates presented.

	Non Purchased	Purchased	Total
June 30, 2020
Nonaccruing loans	$16,591	$21,361	$37,952
Accruing loans past due 90 days or more	3,993	2,158	6,151
Total nonperforming loans	20,584	23,519	44,103
Other real estate owned	4,694	4,431	9,125
Total nonperforming assets	$25,278	$27,950	$53,228
Nonperforming loans to total loans			0.40%
Nonperforming assets to total assets			0.36%

December 31, 2019
Nonaccruing loans	$21,509	$7,038	$28,547
Accruing loans past due 90 days or more	3,458	4,317	7,775
Total nonperforming loans	24,967	11,355	36,322
Other real estate owned	2,762	5,248	8,010
Total nonperforming assets	$27,729	$16,603	$44,332
Nonperforming loans to total loans			0.37%
Nonperforming assets to total assets			0.33%

The level of nonperforming loans increased $7,781 from December 31, 2019 to June 30, 2020, while OREO increased $1,115 during the same period. The implementation of CECL, which requires purchased credit deteriorated loans to be classified as nonaccrual based on performance, contributed $5,266 to the increase in nonaccruing loans.
The following table presents nonperforming loans by loan category as of the dates presented:

	June 30, 2020	December 31, 2019	June 30, 2019
Commercial, financial, agricultural	$10,526	$8,458	$7,437
Lease financing	151	226	70
Real estate – construction:
Residential	—	—	—
Commercial	—	—	—
Total real estate – construction	—	—	—
Real estate – 1-4 family mortgage:
Primary	17,077	14,270	10,988
Home equity	2,219	2,328	2,033
Rental/investment	1,596	1,958	1,547
Land development	426	367	496
Total real estate – 1-4 family mortgage	21,318	18,923	15,064
Real estate – commercial mortgage:
Owner-occupied	8,695	4,526	6,254
Non-owner occupied	2,126	2,459	3,483
Land development	609	1,109	483
Total real estate – commercial mortgage	11,430	8,094	10,220
Installment loans to individuals	678	621	589
Total nonperforming loans	$44,103	$36,322	$33,380

Total nonperforming loans as a percentage of total loans were 0.40% as of June 30, 2020 as compared to 0.37% as of December 31, 2019 and June 30, 2019. The Company’s coverage ratio, or its allowance for credit losses on loans as a percentage of nonperforming loans, was 329.65% as of June 30, 2020 as compared to 143.61% as of December 31, 2019 and 149.97% as of June 30, 2019. As discussed above, the adoption of CECL resulted in an increase of $5,266 in nonaccruing loans as of June 30, 2020. Although nonperforming loans have increased as of June 30, 2020, the coverage ratios have increased as a result of the increase in the allowance for credit losses discussed above.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at June 30, 2020. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $9,675 at June 30, 2020 as compared to $37,668 at December 31, 2019 and $27,418 at June 30, 2019.

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

As shown below, restructured loans totaled $18,078 at June 30, 2020 as compared to $11,954 at December 31, 2019 and $15,509 at June 30, 2019. At June 30, 2020, loans restructured through interest rate concessions represented 34% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	June 30, 2020	December 31, 2019	June 30, 2019
Commercial, financial, agricultural	$3,286	$523	$2,669
Real estate – 1-4 family mortgage:
Primary	8,680	6,987	7,020
Home equity	374	213	332
Rental/investment	696	596	1,833
Total real estate – 1-4 family mortgage	9,750	7,796	9,185
Real estate – commercial mortgage:
Owner-occupied	3,679	3,096	3,121
Non-owner occupied	1,077	503	534
Land development	189	36	—
Total real estate – commercial mortgage	4,945	3,635	3,655
Installment loans to individuals	97	—	—
Total restructured loans in compliance with modified terms	$18,078	$11,954	$15,509

Changes in the Company’s restructured loans are set forth in the table below:

	2020	2019
Balance at January 1,	$11,954	$12,820
Additional advances or loans with concessions	9,105	3,321
Reclassified as performing restructured loan	188	1,502
Reductions due to:
Reclassified as nonperforming	(2,539)	(1,211)
Paid in full	(422)	(542)
Charge-offs	(3)	—
Paydowns	(205)	(381)
Balance at June 30,	$18,078	$15,509

In response to the current economic environment caused by the COVID-19 pandemic, the Company implemented a loan deferral program in the first quarter of 2020 that provides temporary payment relief to both consumer and commercial customers. Any customer that is current on loan payments, taxes and insurance can qualify for a 90-day deferral of principal and interest payments. A second 90-day deferral has been made available to customers that remain current on taxes and insurance and also satisfy underwriting standards established by the Company that analyze the ability of the customer to service its loan in accordance with its existing terms in light of the impact of the COVID-19 pandemic on the customer, its industry and the markets in which it operates. The Company’s loan deferral program complies with the guidance set forth in the CARES Act and related guidance from the FDIC and other banking regulators. As of June 30, 2020, the Company had approximately 5,200 loans on deferral, or 21.5% of our loan portfolio (excluding PPP loans) by dollar value. The aggregate balance of loans on deferral at June 30, 2020 was approximately $2,094,000. In accordance with the applicable guidance, none of these loans were considered “restructured loans”.
The following table shows the principal amounts of nonperforming and restructured loans as of the dates presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	June 30, 2020	December 31, 2019	June 30, 2019
Nonaccruing loans	$37,952	$28,547	$21,518
Accruing loans past due 90 days or more	6,151	7,775	11,862
Total nonperforming loans	44,103	36,322	33,380
Restructured loans in compliance with modified terms	18,078	11,954	15,509
Total nonperforming and restructured loans	$62,181	$48,276	$48,889
The following table provides details of the Company’s other real estate owned as of the dates presented:

	June 30, 2020	December 31, 2019	June 30, 2019
Residential real estate	$901	$1,305	$5,179
Commercial real estate	2,514	3,654	1,604
Residential land development	3,040	899	1,023
Commercial land development	2,670	2,152	927
Total other real estate owned	$9,125	$8,010	$8,733

Changes in the Company’s other real estate owned were as follows:

	2020	2019
Balance at January 1,	$8,010	$11,040
Transfers of loans	4,259	1,796
Impairments	(827)	(868)
Dispositions	(2,317)	(3,235)
Balance at June 30,	$9,125	$8,733
Other real estate owned with a cost basis of $2,317 was sold during the six months ended June 30, 2020, resulting in a net gain of $89, while other real estate owned with a cost basis of $3,235 was sold during the six months ended June 30, 2019, resulting in a net loss of $60.

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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing July 1, 2020, in each case as compared to the result under rates present in the market on June 30, 2020. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not take into account changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	42.45%	14.15%	26.50%
+300	33.95%	10.67%	20.05%
+200	22.91%	7.00%	13.37%
+100	12.55%	3.12%	6.51%
-100	(13.57)%	(6.14)%	(9.53)%

The rate shock results for the net interest income simulations for the next twenty-four months produce an asset sensitive position at June 30, 2020 and are all within the parameters set by the Board of Directors. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 28.18% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At June 30, 2020, securities with a carrying value of $522,772 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $444,603 similarly pledged at December 31, 2019.

Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were short-term borrowings from the FHLB in the amount of $330,000 at June 30, 2020 compared to $480,000 at December 31, 2019. Long-term funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2020, the balance of our outstanding long-term advances with the FHLB was $152,250 compared to $152,337 at December 31, 2019. The total amount of the remaining credit available to us from the FHLB at June 30, 2020 was $3,333,108. We also maintain lines of credit with other commercial banks totaling $180,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at June 30, 2020 or December 31, 2019.

In 2016 we accessed the capital markets to generate liquidity in the form of subordinated notes. As part of the Metropolitan acquisition, the Company assumed $15,000 aggregate principal amount of 6.50% fixed-to-floating rate subordinated notes due July 1, 2026. The carrying value of the subordinated notes, net of unamortized debt issuance costs, was $113,925 at June 30, 2020.

Although we currently have a significant amount of on-balance sheet liquidity and other available sources of funding, as detailed below, we are also able to participate in the Paycheck Protection Program Liquidity Facility (“PPPLF”) established by the Federal Reserve. Because of the favorable capital treatment and interest rate of PPPLF borrowings, we may access the PPPLF to offset any impact on our liquidity resulting from the high level of PPP lending that we engaged in during the second quarter of 2020. Under the PPPLF, PPP loans may be pledged as collateral, and borrowings under the PPPLF bear interest at a rate of 0.35%.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Noninterest-bearing demand	25.62%	22.56%	—%	—%
Interest-bearing demand	42.89	45.36	0.59	0.87
Savings	6.07	6.07	0.12	0.20
Time deposits	17.64	22.60	1.66	1.66
Short-term borrowings	4.58	0.91	1.04	2.52
Long-term Federal Home Loan Bank advances	1.29	0.06	1.13	3.26
Subordinated notes	0.97	1.39	5.60	6.10
Other borrowed funds	0.94	1.05	4.69	4.59
Total deposits and borrowed funds	100.00%	100.00%	0.71%	0.94%

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

Cash and cash equivalents were $616,903 at June 30, 2020, as compared to $443,862 at June 30, 2019. Cash used in investing activities for the six months ended June 30, 2020 was $1,289,169, as compared to cash provided by investing activities of $55,237 for the six months ended June 30, 2019. Proceeds from the sale, maturity or call of securities within our investment portfolio were $192,580 for the six months ended June 30, 2020, as compared to $133,350 for the same period in 2019. These proceeds were reinvested into the investment portfolio or used to fund loan growth. Purchases of investment securities were $182,745 for the first six months of 2020, as compared to $125,503 for the same period in 2019.

Cash provided by financing activities for the six months ended June 30, 2020 was $1,436,229, as compared to cash used in financing activities for the same period in 2019 of $225,298. Deposits increased $1,633,336 and $62,178 for the six months ended June 30, 2020 and 2019, respectively.

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
In addition to the FDIC and DBCF restrictions on dividends payable by the Bank to the Company, in July 2020 the Federal Reserve provided guidance regarding the criteria that it will use to evaluate the request by a bank holding company to pay dividends in an aggregate amount that will exceed the company’s earnings for the period in which the dividends will be paid. For purposes of this analysis, “dividend” includes not only dividends on preferred and common equity but also dividends on debt underlying trust preferred securities and other Tier 1 capital instruments. The Federal Reserve’s criteria evaluates whether the holding company (1) has net income over the past four quarters sufficient to fully fund the proposed dividend (taking into account prior dividends paid during this period), (2) is considering stock repurchases or redemptions in the quarter, (3) does not have a concentration in commercial real estate and (4) is in good supervisory condition, based on its overall condition and its asset quality risk. A holding company not meeting this criteria will require more in-depth consultations with the Federal Reserve. The Company’s dividends for the second quarter of 2020 did not exceed the Company’s earnings for such quarter.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2020, the maximum amount available for transfer from the Bank to the Company in the form of loans was $142,438. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,061. There were no amounts outstanding under this line of credit at June 30, 2020.

These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the six months ended June 30, 2020, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	June 30, 2020	December 31, 2019
Loan commitments	$2,534,315	$2,324,262
Standby letters of credit	94,000	94,824

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments and the provision related thereto as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed. For a more detailed discussion related to the allowance and provision for credit losses on unfunded loan commitments, refer to the “Risk Management” section above.

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2020, the Company had notional amounts of $261,213 on interest rate contracts with corporate customers and $261,213 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
Additionally, the Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable rate residential mortgage loans and also enters into forward commitments to sell residential mortgage loans to secondary market investors.
The Company has also entered into forward interest rate swap contracts on FHLB borrowings, as well as interest rate swap agreements on junior subordinated debentures that are all accounted for as cash flow hedges. Under each of these contracts, the Company will pay a fixed rate of interest and will receive a variable rate of interest based on the one-month or three-month LIBOR plus a predetermined spread.
For more information about the Company’s off-balance sheet transactions, see Note 10, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $2,082,946 at June 30, 2020 compared to $2,125,689 at December 31, 2019. Book value per share was $37.07 and $37.39 at June 30, 2020 and December 31, 2019, respectively. The decrease in shareholders’ equity was attributable to the day one impact of our adoption of CECL, an increased provision for credit losses during the first six months of 2020 offsetting much of our earnings in 2020 while maintaining the quarterly dividends, and common stock repurchased through the stock repurchase program.
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

The Company has junior subordinated debentures with a carrying value of $110,505 at June 30, 2020, of which $106,914 is included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital at June 30, 2020. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition we exceed $15,000,000 in assets, or if we make any acquisition after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.

The Company has subordinated notes with a carrying value of $113,925 at June 30, 2020, of which $113,700 is included in the Company’s Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,146,354	10.69%	$696,751	6.50%	$750,347	7.00%
Tier 1 risk-based capital ratio	1,253,267	11.69%	857,540	8.00%	911,136	8.50%
Total risk-based capital ratio	1,470,733	13.72%	1,071,924	10.00%	1,125,521	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,253,267	9.12%	687,402	5.00%	549,922	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,320,611	12.33%	$696,205	6.50%	$749,759	7.00%
Tier 1 risk-based capital ratio	1,320,611	12.33%	856,868	8.00%	910,422	8.50%
Total risk-based capital ratio	1,424,377	13.30%	1,071,085	10.00%	1,124,639	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,320,611	9.62%	686,486	5.00%	549,189	4.00%

December 31, 2019
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,156,828	11.12%	$676,106	6.50%	$728,114	7.00%
Tier 1 risk-based capital ratio	1,262,588	12.14%	832,131	8.00%	884,139	8.50%
Total risk-based capital ratio	1,432,949	13.78%	1,040,163	10.00%	1,092,171	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,262,588	10.37%	608,668	5.00%	486,934	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,331,809	12.81%	$675,581	6.50%	$727,548	7.00%
Tier 1 risk-based capital ratio	1,331,809	12.81%	831,484	8.00%	883,452	8.50%
Total risk-based capital ratio	1,388,553	13.36%	1,039,355	10.00%	1,091,323	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,331,809	10.95%	607,907	5.00%	486,326	4.00%

As previously disclosed, the Company adopted CECL as of January 1, 2020. The Company has elected to take advantage of transitional relief offered by the Federal Reserve and FDIC to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transitional period to phase out the capital benefit provided by the two-year delay.

For more information regarding the capital adequacy guidelines applicable to the Company and Renasant Bank, please refer to Note 15, “Regulatory Matters,” in the Notes to the Consolidated Financial Statements of the Company in Item 1, Financial Statements.

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

Efficiency Ratio
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest income (fully tax equivalent basis)	$125,630	$139,285	$257,517	$277,863
Interest expense	18,173	25,062	41,744	49,009
Net interest income (fully tax equivalent basis)	107,457	114,223	215,773	228,854

Total noninterest income	64,170	41,960	101,740	77,845
Net gains (losses) on sales of securities	31	(8)	31	5
MSR valuation adjustment	(4,951)	—	(14,522)	—
Adjusted noninterest income	69,090	41,968	116,231	77,840

Total noninterest expense	118,285	93,290	233,326	182,122
Intangible amortization	1,834	2,053	3,729	4,163
Merger and conversion related expenses	—	179	—	179
Extinguishment of debt	90	—	90	—
COVID-19 related expenses	6,257	—	9,160
Provision for unfunded commitments	2,600	—	6,000	—
Adjusted noninterest expense	107,504	91,058	214,347	177,780

Efficiency Ratio (GAAP)	68.92%	59.73%	73.49%	59.38%
Adjusted Efficiency Ratio (non-GAAP)	60.89%	58.30%	64.56%	57.97%

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
The ongoing COVID-19 pandemic and measures intended to arrest the virus’s spread have adversely affected, and are expected to continue to adversely affect, the Company’s business, operations, financial condition and results of operations.
The spread of the COVID-19 virus has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. In an effort to prevent the further spread of the virus, federal and state governments, including state and local governments in the markets in which we operate, have imposed various levels of restrictions on all businesses and the activities of individuals outside their residences, ranging from the required closure of “non-essential” businesses and restrictions on the number of customers that a business may allow inside its premises to orders mandating that all individuals wear protective face coverings and observe social distancing in all instances. In addition, most businesses, including the Company, have taken steps to protect the health and well-being of their customers and employees and to promote efforts to limit the transmission of the disease, and these steps, to varying degrees, have limited (if not entirely halted) the normal operations of these businesses. These actions (including those that remain in place and those that have lapsed as of the date hereof) by federal and state governments, businesses and individuals have had, and continue to have, a severe negative impact on the global and United States economies as well as the local economies across our footprint, including, for example, a significant decrease in commercial and consumer activity and changes in the manner of conducting permitted activities, a decrease in the demand for the Company’s services and products, a rapid rise in U.S. unemployment, disrupted U.S. and global supply chains, a broad decline in U.S. equity market valuations and a concomitant increase in market volatility as well as other disruptions in the financial markets, and credit deterioration and defaults in many industries. The markets in which we operate have been significantly and adversely affected by the pandemic, which may in turn have a material and adverse effect on our business, operations, financial condition and results of operations. Furthermore, additional measures taken in the future to address the pandemic by government, businesses in general and the Company may exacerbate the economic impact of the pandemic on us, especially if the current level of restrictions on business activity fails to arrest the ongoing spread of the COVID-19 virus.
Federal and state governments have taken unprecedented actions to assist businesses and individuals impacted by the COVID-19 virus and to stabilize the financial markets and otherwise limit the impact of the pandemic on the economy as a whole, and additional legislation and other actions are currently being contemplated. The Company has itself implemented measures to assist its qualified commercial and consumer clients, including allowing principal and interest payments on loans to be deferred for a period of up to three months (with qualifying customers having the ability to defer for a second three-month period). It is unclear at this time how successful, if at all, these past, present and future governmental actions as well as the Company’s own efforts will be in supporting businesses and individuals, the markets and the broader economy and generally ameliorating the impact of the COVID-19 virus on the United States as a whole and the particular markets in which we operate. In the meantime, these governmental actions, along with the steps the Company has taken, may have a material adverse effect on our business, operations, financial condition and results of operations. In addition, the Company faces an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.
The extent to which the pandemic impacts our business, operations, financial condition and results of operations ultimately depends on the duration of the pandemic, the effectiveness of the measures implemented and to be implemented by governments and businesses, including the Company, to address it and the time it will take the global, national and local economies to recover to their pre-pandemic levels once they reopen, all of which are highly uncertain and cannot be predicted at this time. Further, there can be no assurance that any of these efforts will be effective. In the meantime, until the effects of the pandemic subside, we expect continued draws on lines of credit, reduced revenues in our business, and increased customer defaults. As described above in the “Risk Management” section in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-Q, the Company significantly increased its allowance for credit losses in the first six months of 2020, and the impact of the pandemic may result in further increases to our allowance for credit losses. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business, operations, financial condition and results of operations, which could be material, as a result of the economic impact and any recession that has occurred or may occur in the future.
The COVID-19 virus has also resulted in heightened operational risks. Much of our workforce is currently working remotely, and increased levels of remote access create additional cybersecurity risk and opportunities for cybercriminals to exploit vulnerabilities. Cybercriminals may increase their attempts to compromise business emails, including an increase in phishing attempts, and fraudulent vendors or other parties may view the pandemic as an opportunity to prey upon consumers and businesses during this time. This could result in increased fraud losses to us or our customers. The increase in online and remote banking activities may also increase the risk of fraud in certain instances. In addition, state and local orders and regulations limiting the conduct of in-person business operations may impact our ability to operate at normal levels and to restore operations to their pre-pandemic level for an unknown period of time. Separately, our third-party service providers have also been impacted by the pandemic, and we have experienced some disruption to certain services performed by vendors. To date, these disruptions have not been material and we have developed solutions to work around these disruptions, but we may experience additional disruption in the future, which could adversely impact our business.
Finally, our Annual Report on Form 10-K for the year ended December 31, 2019 lists numerous risk factors relating to the Company in particular as well as the financial services industry and public companies in general. These risk factors can be found in Item 1A, “Risk Factors,” of such Annual Report. The impact of the COVID-19 virus may also have the effect of exacerbating the adverse impact of these other risk factors on our business, operations, financial condition or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

During the three month period ended June 30, 2020, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2020 to April 30, 2020	—	$—	—	$5,464
May 1, 2020 to May 31, 2020	6,152	24.98	—	5,464
June 1, 2020 to June 30, 2020	460	24.82	—	5,464
Total	6,612	$24.97	—
(1)The Company announced a $50.0 million stock repurchase program in October 2019, under which the Company was authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. The Company suspended stock repurchases under this program in March 2020, and no shares were repurchased during the second quarter of 2020. The program will remain in effect until the earlier of October 2020 or (if the Company lifts the aforementioned suspension) the repurchase of the entire amount of common stock authorized to be repurchased by the Board of Directors.
For the three months ended June 30, 2020, share amounts in this column represent shares of Renasant Corporation common stock withheld to satisfy federal and state tax liabilities related to the vesting of time-based restricted stock awards during the period. A total of 6,152 and 460 shares were withheld for such purpose in May and June 2020, respectively; no shares were withheld for tax purposes in April 2020.
(2)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (1)

(3)(ii)	Amended and Restated Bylaws of Renasant Corporation (2)

(10)(i)	Renasant Corporation 2020 Long Term Equity Incentive Compensation Plan (3)

(10)(ii)	Executive Employment Agreement effective dated July 27, 2020, by and between Renasant Corporation and James C. Mabry, IV (4)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity and (v) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

(104)	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

(1)Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission (the “Commission”) on May 10, 2016 and incorporated herein by reference.
(2)Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on July 20, 2018 and incorporated herein by reference.
(3)Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on May 8, 2020 and incorporated herein by reference.
(4)Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on July 31, 2020 and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	August 5, 2020	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2020	/s/ Kevin D. Chapman
Kevin D. Chapman
Executive Vice President and
Chief Operating Officer
(Principal Financial Officer)