Form 10-Q
period 2020-09-30
RENASANT CORP
filed 2020-11-09
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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

As of October 30, 2020, 56,195,255 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$207,353	$191,065
Interest-bearing balances with banks	206,752	223,865
Cash and cash equivalents	414,105	414,930
Securities available for sale, at fair value	1,293,388	1,290,613
Loans held for sale, at fair value	399,773	318,272
Loans, net of unearned income:
Non purchased loans and leases	9,424,224	7,587,974
Purchased loans	1,660,514	2,101,664
Total loans, net of unearned income	11,084,738	9,689,638
Allowance for credit losses	(168,098)	(52,162)
Loans, net	10,916,640	9,637,476
Premises and equipment, net	300,400	309,697
Other real estate owned:
Non purchased	3,576	2,762
Purchased	4,577	5,248
Total other real estate owned, net	8,153	8,010
Goodwill	939,683	939,683
Other intangible assets, net	31,798	37,260
Bank-owned life insurance	230,022	225,942
Mortgage servicing rights	57,600	53,208
Other assets	217,371	165,527
Total assets	$14,808,933	$13,400,618
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$3,758,242	$2,551,770
Interest-bearing	8,175,898	7,661,398
Total deposits	11,934,140	10,213,168
Short-term borrowings	42,624	489,091
Long-term debt	475,082	376,507
Other liabilities	252,787	196,163
Total liabilities	12,704,633	11,274,929
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 56,193,705 and 56,855,002 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost – 3,103,020 and 2,441,723 shares, respectively	(101,800)	(83,189)
Additional paid-in capital	1,294,888	1,294,276
Retained earnings	596,779	617,355
Accumulated other comprehensive income, net of taxes	17,950	764
Total shareholders’ equity	2,104,300	2,125,689
Total liabilities and shareholders’ equity	$14,808,933	$13,400,618
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income
Loans	$114,914	$124,476	$351,192	$377,788
Securities
Taxable	5,499	7,218	19,219	22,874
Tax-exempt	1,573	1,292	4,697	3,992
Other	92	1,490	1,098	4,778
Total interest income	122,078	134,476	376,206	409,432
Interest expense
Deposits	11,810	21,514	44,175	62,277
Borrowings	3,982	4,137	13,361	12,383
Total interest expense	15,792	25,651	57,536	74,660
Net interest income	106,286	108,825	318,670	334,772
Provision for credit losses on loans	23,100	1,700	76,350	4,100
Net interest income after provision for credit losses on loans	83,186	107,125	242,320	330,672
Noninterest income
Service charges on deposit accounts	7,486	8,992	23,388	26,699
Fees and commissions	3,402	3,090	9,427	16,608
Insurance commissions	2,681	2,508	6,797	6,814
Wealth management revenue	4,364	3,588	12,190	10,513
Mortgage banking income	49,714	15,710	110,739	42,731
Net gain on sales of securities	—	343	31	348
BOLI income	1,267	1,734	3,759	4,481
Other	2,014	1,988	6,337	7,604
Total noninterest income	70,928	37,953	172,668	115,798
Noninterest expense
Salaries and employee benefits	75,406	65,425	227,956	183,100
Data processing	5,259	4,980	15,312	14,584
Net occupancy and equipment	13,296	12,943	40,927	36,322
Other real estate owned	1,033	418	2,071	1,674
Professional fees	3,197	2,976	8,355	7,861
Advertising and public relations	2,240	3,318	8,560	8,833
Intangible amortization	1,733	1,996	5,462	6,159
Communications	2,319	2,310	6,698	6,553
Extinguishment of debt	28	54	118	54
Merger and conversion related expenses	—	24	—	203
Other	11,999	2,056	34,377	13,279
Total noninterest expense	116,510	96,500	349,836	278,622
Income before income taxes	37,604	48,578	65,152	167,848
Income taxes	7,612	11,132	13,022	38,667
Net income	$29,992	$37,446	$52,130	$129,181
Basic earnings per share	$0.53	$0.65	$0.93	$2.21
Diluted earnings per share	$0.53	$0.64	$0.92	$2.21
Cash dividends per common share	$0.22	$0.22	$0.66	$0.65

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$29,992	$37,446	$52,130	$129,181
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains (losses) on securities	388	(62)	19,685	20,648
Reclassification adjustment for gains (losses) realized in net income	—	1,876	(23)	1,872
Total securities available for sale	388	1,814	19,662	22,520
Derivative instruments:
Unrealized holding gains (losses) on derivative instruments	1,175	(708)	(2,621)	(3,164)
Total derivative instruments	1,175	(708)	(2,621)	(3,164)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	48	78	145	234
Total defined benefit pension and post-retirement benefit plans	48	78	145	234
Other comprehensive income, net of tax	1,611	1,184	17,186	19,590
Comprehensive income	$31,603	$38,630	$69,316	$148,771

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Nine Months Ended September 30, 2020	Shares	Amount
Balance at January 1, 2020	56,855,002	$296,483	$(83,189)	$1,294,276	$617,355	$764	$2,125,689
Cumulative effect adjustment due to the adoption of ASU 2016-13	—	—	—	—	(35,099)	—	(35,099)
Net income	—	—	—	—	2,008	—	2,008
Other comprehensive income	—	—	—	—	—	13,737	13,737
Comprehensive income							15,745
Cash dividends ($0.22 per share)	—	—	—	—	(12,555)	—	(12,555)
Repurchase of shares in connection with stock repurchase program	(818,886)	—	(24,569)	—	—	—	(24,569)
Issuance of common stock for stock-based compensation awards	104,902	—	4,138	(5,587)	—	—	(1,449)
Stock-based compensation expense	—	—	—	2,750	—	—	2,750
Balance at March 31, 2020	56,141,018	$296,483	$(103,620)	$1,291,439	$571,709	$14,501	$2,070,512
Net income	—	—	—	—	20,130	—	20,130
Other comprehensive income	—	—	—	—	—	1,838	1,838
Comprehensive income							21,968
Cash dividends ($0.22 per share)	—	—	—	—	(12,525)	—	(12,525)
Issuance of common stock for stock-based compensation awards	40,944	—	1,397	(1,404)	—	—	(7)
Stock-based compensation expense	—	—	—	2,998	—	—	2,998
Balance at June 30, 2020	56,181,962	$296,483	$(102,223)	$1,293,033	$579,314	$16,339	$2,082,946
Net income	—	—	—	—	29,992	—	29,992
Other comprehensive income	—	—	—	—	—	1,611	1,611
Comprehensive income							31,603
Cash dividends ($0.22 per share)	—	—	—	—	(12,527)	—	(12,527)
Issuance of common stock for stock-based compensation awards	11,743	—	423	(550)	—	—	(127)
Stock-based compensation expense	—	—	—	2,405	—	—	2,405
Balance at September 30, 2020	56,193,705	$296,483	$(101,800)	$1,294,888	$596,779	$17,950	$2,104,300

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended September 30, 2019	Shares	Amount
Balance at January 1, 2019	58,546,480	$296,483	$(24,245)	$1,288,911	$500,660	$(17,896)	$2,043,913
Net income	—	—	—	—	45,110	—	45,110
Other comprehensive income	—	—	—	—	—	10,446	10,446
Comprehensive income							55,556
Cash dividends ($0.21 per share)	—	—	—	—	(12,442)	—	(12,442)
Issuance of common stock for stock-based compensation awards	87,150	—	2,655	(3,442)	—	—	(787)
Stock-based compensation expense	—	—	—	2,637	—	—	2,637
Balance at March 31, 2019	58,633,630	$296,483	$(21,590)	$1,288,106	$533,328	$(7,450)	$2,088,877
Net income	—	—	—	—	46,625	—	46,625
Other comprehensive income	—	—	—	—	—	7,960	7,960
Comprehensive income							54,585
Cash dividends ($0.22 per share)	—	—	—	—	(12,971)	—	(12,971)
Repurchase of shares in connection with stock repurchase program	(363,704)	—	(12,938)	—	—	—	(12,938)
Issuance of common stock for stock-based compensation awards	27,744	—	893	(832)	—	—	61
Stock-based compensation expense	—	—	—	2,082	—	—	2,082
Balance at June 30, 2019	58,297,670	$296,483	$(33,635)	$1,289,356	$566,982	$510	$2,119,696
Net income	—	—	—	—	37,446	—	37,446
Other comprehensive income	—	—	—	—	—	1,184	1,184
Comprehensive income							38,630
Cash dividends ($0.22 per share)	—	—	—	—	(12,829)	—	(12,829)
Repurchase of shares in connection with stock repurchase program	(851,421)	—	(28,707)	—	—	—	(28,707)
Issuance of common stock for stock-based compensation awards	9,057	—	298	(431)	—	—	(133)
Stock-based compensation expense	—	—	—	3,002	—	—	3,002
Balance at September 30, 2019	57,455,306	$296,483	$(62,044)	$1,291,927	$591,599	$1,694	$2,119,659

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$52,130	$129,181
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses on loans	76,350	4,100
Depreciation, amortization and accretion	22,727	5,826
Deferred income tax (benefit) expense	(8,494)	13,911
Funding of mortgage loans held for sale	(3,277,576)	(1,680,729)
Proceeds from sales of mortgage loans held for sale	3,310,402	1,543,544
Gains on sales of mortgage loans held for sale	(114,327)	(35,416)
Valuation adjustment to mortgage servicing rights	13,694	3,132
Gains on sales of securities	(31)	(348)
Penalty on prepayment of debt	118	54
Loss (gains) on sales of premises and equipment	35	(1,062)
Stock-based compensation expense	8,153	7,721
Net change in other loans held for sale	—	59,885
Increase in other assets	(87,405)	(12,397)
Increase (decrease) in other liabilities	48,269	(7,520)
Net cash provided by operating activities	44,045	29,882
Investing activities
Purchases of securities available for sale	(304,955)	(366,265)
Proceeds from sales of securities available for sale	8,773	212,485
Proceeds from call/maturities of securities available for sale	314,363	192,520
Net increase in loans	(1,383,382)	(93,761)
Purchases of premises and equipment	(6,824)	(23,968)
Proceeds from sales of premises and equipment	—	2,246
Net change in FHLB stock	10,607	6,389
Proceeds from sales of other assets	6,020	17,250
Other, net	—	917
Net cash used in investing activities	(1,355,398)	(52,187)
Financing activities
Net increase in noninterest-bearing deposits	1,206,472	288,350
Net increase (decrease) in interest-bearing deposits	514,646	(129,873)
Net decrease in short-term borrowings	(446,467)	(182,104)
Proceeds from the issuance of long-term debt, net of issuance costs	98,299	—
Repayment of long-term debt	(246)	(33,631)
Cash paid for dividends	(37,607)	(38,242)
Repurchase of shares in connection with stock repurchase program	(24,569)	(41,645)
Net cash provided by (used in) financing activities	1,310,528	(137,145)
Net decrease in cash and cash equivalents	(825)	(159,450)
Cash and cash equivalents at beginning of period	414,930	569,111
Cash and cash equivalents at end of period	$414,105	$409,661

Supplemental disclosures
Cash paid for interest	$61,351	$75,720
Cash paid for income taxes	$26,148	$25,892
Noncash transactions:
Transfers of loans to other real estate owned	$7,887	$3,613
Financed sales of other real estate owned	$151	$254
Transfers of mortgage loans held for sale to loans held for investment	$—	$189
Transfers of other loans held for sale to loans held for investment	$—	$134,335
Recognition of operating right-of-use assets	$4,151	$89,770
Recognition of operating lease liabilities	$4,151	$93,289

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
Over the course of 2018 and 2019, FASB issued a number of updates clarifying various matters arising under ASU 2016-13, including the following: (1) ASU 2018-19 was issued to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20; instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases (“ASC 842”); (2) ASU 2019-04 provides entities alternatives for measurement of accrued interest receivable, clarifies the steps entities should take when recording the transfer of loans or debt securities between measurement classifications or categories and clarifies that entities should include expected recoveries on financial assets; (3) ASU 2019-05 was issued to provide entities that have certain instruments within the scope of Subtopic 320-20 with an option to irrevocably elect the fair value option in Subtopic 825-10; and (4) ASU 2019-11 was issued to address stakeholders’ specific issues relating to expected recoveries on PCD assets and transition and disclosure relief related to troubled debt restructured loans and accrued interest, respectively.

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
Additionally, the Company has elected to exclude accrued interest receivable from the amortized cost of loans. As of September 30, 2020, the Company has accrued interest receivable for loans of $56,382, which is recorded in other assets on the Consolidated Balance Sheets.
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
In March 2019, FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” (“ASU 2019-01”), which is intended to clarify potential implementation questions related to ASC 842. This includes clarification on the determination of fair value of underlying assets by lessors that are not manufacturers or dealers, cash flow presentation of sales-type and direct financing leases and transition disclosures related to accounting changes and error corrections. ASU 2019-01 was adopted on January 1, 2020 and did not have a material impact on the Company’s financial statements.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Securities
(In Thousands, Except Number of Securities)

The amortized cost, fair value and allowance for credit losses of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2020
U.S. Treasury securities	$7,067	$45	$—	$—	$7,112
Obligations of other U.S. Government agencies and corporations	1,505	10	—	—	1,515
Obligations of states and political subdivisions	267,067	11,224	(651)	—	277,640
Residential mortgage backed securities:
Government agency mortgage backed securities	649,383	23,601	(64)	—	672,920
Government agency collateralized mortgage obligations	133,993	2,181	(29)	—	136,145
Commercial mortgage backed securities:
Government agency mortgage backed securities	29,198	1,316	(1)	—	30,513
Government agency collateralized mortgage obligations	90,523	3,306	(77)	—	93,752
Trust preferred securities	12,042	—	(3,550)	—	8,492
Other debt securities	62,495	2,935	(131)	—	65,299
	$1,253,273	$44,618	$(4,503)	$—	$1,293,388

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
U.S. Treasury securities	$498	$1	$—	$499
Obligations of other U.S. Government agencies and corporations	2,518	16	(3)	2,531
Obligations of states and political subdivisions	218,362	5,134	(365)	223,131
Residential mortgage backed securities:
Government agency mortgage backed securities	708,970	8,951	(1,816)	716,105
Government agency collateralized mortgage obligations	172,178	1,322	(262)	173,238
Commercial mortgage backed securities:
Government agency mortgage backed securities	30,372	659	(24)	31,007
Government agency collateralized mortgage obligations	76,456	1,404	(109)	77,751
Trust preferred securities	12,153	—	(2,167)	9,986
Other debt securities	55,364	1,133	(132)	56,365
	$1,276,871	$18,620	$(4,878)	$1,290,613

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Securities sold were as follows for the periods presented:
There were no securities sold during the three months ended September 30, 2020.

	Carrying Value	Net Proceeds	Gain/(Loss)
Nine months ended September 30, 2020
Obligations of states and political subdivisions	$2,696	$2,561	$(135)
Residential mortgage backed securities:
Government agency mortgage backed securities	6,046	6,212	166
	$8,742	$8,773	$31

	Carrying Value	Net Proceeds	Gain/(Loss)
Three months ended September 30, 2019
Obligations of states and political subdivisions	$1,112	$1,111	$(1)
Residential mortgage backed securities:
Government agency mortgage backed securities	70,926	70,322	(604)
Government agency collateralized mortgage obligations	122,404	120,606	(1,798)
Commercial mortgage backed securities:
Government agency mortgage backed securities	4,838	4,720	(118)
Other debt securities	252	257	5
Other equity securities	—	2,859	2,859
	$199,532	$199,875	$343
Nine months ended September 30, 2019
Obligations of states and political subdivisions	$11,799	$11,813	$14
Residential mortgage backed securities:
Government agency mortgage backed securities	72,556	71,944	(612)
Government agency collateralized mortgage obligations	122,692	120,892	(1,800)
Commercial mortgage backed securities:
Government agency mortgage backed securities	4,838	4,720	(118)
Other debt securities	252	257	5
Other equity securities	—	2,859	2,859
	$212,137	$212,485	$348

The sale of other equity securities represents the Company's sale of all of its shares of Visa Class B common stock during the third quarter of 2019.
Gross realized gains and losses on sales of securities available for sale for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Gross gains on sales of securities available for sale	$—	$2,933	$166	$2,979
Gross losses on sales of securities available for sale	—	(2,590)	(135)	(2,631)
Gains on sales of securities available for sale, net	$—	$343	$31	$348

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
At September 30, 2020 and December 31, 2019, securities with a carrying value of $534,408 and $416,849, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $36,964 and $27,754 were pledged as collateral for short-term borrowings and derivative instruments at September 30, 2020 and December 31, 2019, respectively.
The amortized cost and fair value of securities at September 30, 2020 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Due within one year	$9,258	$9,316
Due after one year through five years	38,526	40,210
Due after five years through ten years	71,434	75,283
Due after ten years	194,270	196,052
Residential mortgage backed securities:
Government agency mortgage backed securities	649,383	672,920
Government agency collateralized mortgage obligations	133,993	136,145
Commercial mortgage backed securities:
Government agency mortgage backed securities	29,198	30,513
Government agency collateralized mortgage obligations	90,523	93,752
Other debt securities	36,688	39,197
	$1,253,273	$1,293,388

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
September 30, 2020
Obligations of states and political subdivisions	28	$45,111	$(651)	0	$—	$—	28	$45,111	$(651)
Residential mortgage backed securities:
Government agency mortgage backed securities	3	21,244	(64)	0	—	—	3	21,244	(64)
Government agency collateralized mortgage obligations	6	18,206	(29)	0	—	—	6	18,206	(29)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	1,546	(1)	1	465	—	2	2,011	(1)
Government agency collateralized mortgage obligations	3	12,846	(77)	0	—	—	3	12,846	(77)
Trust preferred securities	0	—	—	2	8,492	(3,550)	2	8,492	(3,550)
Other debt securities	12	14,833	(128)	1	575	(3)	13	15,408	(131)
Total	53	$113,786	$(950)	4	$9,532	$(3,553)	57	$123,318	$(4,503)
December 31, 2019
Obligations of other U.S. Government agencies and corporations	0	$—	$—	1	$1,008	$(3)	1	$1,008	$(3)
Obligations of states and political subdivisions	26	33,902	(365)	0	—	—	26	33,902	(365)
Residential mortgage backed securities:
Government agency mortgage backed securities	37	233,179	(1,504)	16	20,775	(312)	53	253,954	(1,816)
Government agency collateralized mortgage obligations	11	45,319	(262)	0	—	—	11	45,319	(262)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	4,976	(23)	2	1,190	(1)	3	6,166	(24)
Government agency collateralized mortgage obligations	1	4,910	(109)	0	—	—	1	4,910	(109)
Trust preferred securities	0	—	—	2	9,986	(2,167)	2	9,986	(2,167)
Other debt securities	3	8,737	(131)	1	741	(1)	4	9,478	(132)
Total	79	$331,023	$(2,394)	22	$33,700	$(2,484)	101	$364,723	$(4,878)

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

The Company does not intend to sell any securities in an unrealized loss position that it holds, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
longer than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. As a result, no allowance for credit losses for securities was needed at September 30, 2020. There was no other-than-temporary impairment recorded during the nine months ended September 30, 2019 (determined in accordance with the accounting standards in effect prior to the Company's adoption of CECL).

Note 3 – Non Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 3, all references to “loans” mean non purchased loans excluding loans held for sale.

The following is a summary of non purchased loans and leases as of the dates presented:

	September 30, 2020	December 31, 2019
Commercial, financial, agricultural	$2,445,294	$1,052,353
Lease financing	87,257	85,700
Real estate – construction:
Residential	261,432	272,643
Commercial	477,441	502,258
Total real estate – construction	738,873	774,901
Real estate – 1-4 family mortgage:
Primary	1,517,528	1,449,219
Home equity	442,380	456,265
Rental/investment	272,811	291,931
Land development	136,573	152,711
Total real estate – 1-4 family mortgage	2,369,292	2,350,126
Real estate – commercial mortgage:
Owner-occupied	1,316,408	1,209,204
Non-owner occupied	2,176,562	1,803,587
Land development	117,672	116,085
Total real estate – commercial mortgage	3,610,642	3,128,876
Installment loans to individuals	177,195	199,843
Gross loans	9,428,553	7,591,799
Unearned income	(4,329)	(3,825)
Loans, net of unearned income	$9,424,224	$7,587,974

Past Due and Nonaccrual Loans
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Generally, the recognition of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer and other retail loans are typically charged-off no later than the time the loan is 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. All interest accrued for the current year, but not collected, for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company recognized $189 in interest income on nonaccrual loans during the first nine months of 2020.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table provides an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2020
Commercial, financial, agricultural	$876	$288	$2,439,040	$2,440,204	$650	$2,666	$1,774	$5,090	$2,445,294
Lease financing	—	—	87,257	87,257	—	—	—	—	87,257
Real estate – construction:
Residential	988	—	260,444	261,432	—	—	—	—	261,432
Commercial	—	—	477,441	477,441	—	—	—	—	477,441
Total real estate – construction	988	—	737,885	738,873	—	—	—	—	738,873
Real estate – 1-4 family mortgage:
Primary	1,795	1,098	1,505,737	1,508,630	347	3,031	5,520	8,898	1,517,528
Home equity	1,001	16	440,820	441,837	—	92	451	543	442,380
Rental/investment	1,334	207	270,995	272,536	7	178	90	275	272,811
Land development	60	—	136,468	136,528	—	12	33	45	136,573
Total real estate – 1-4 family mortgage	4,190	1,321	2,354,020	2,359,531	354	3,313	6,094	9,761	2,369,292
Real estate – commercial mortgage:
Owner-occupied	1,034	1	1,312,024	1,313,059	178	2,895	276	3,349	1,316,408
Non-owner occupied	1,986	—	2,174,154	2,176,140	58	309	55	422	2,176,562
Land development	257	43	117,287	117,587	—	39	46	85	117,672
Total real estate – commercial mortgage	3,277	44	3,603,465	3,606,786	236	3,243	377	3,856	3,610,642
Installment loans to individuals	923	173	175,975	177,071	6	84	34	124	177,195
Unearned income	—	—	(4,329)	(4,329)	—	—	—	—	(4,329)
Loans, net of unearned income	$10,254	$1,826	$9,393,313	$9,405,393	$1,246	$9,306	$8,279	$18,831	$9,424,224

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2019
Commercial, financial, agricultural	$605	$476	$1,045,802	$1,046,883	$387	$5,023	$60	$5,470	$1,052,353
Lease financing	—	—	85,474	85,474	—	226	—	226	85,700
Real estate – construction	794	—	774,107	774,901	—	—	—	—	774,901
Real estate – 1-4 family mortgage	18,020	2,502	2,320,328	2,340,850	623	6,571	2,082	9,276	2,350,126
Real estate – commercial mortgage	2,362	276	3,119,785	3,122,423	372	4,655	1,426	6,453	3,128,876
Installment loans to individuals	1,000	204	198,555	199,759	—	17	67	84	199,843
Unearned income	—	—	(3,825)	(3,825)	—	—	—	—	(3,825)
Total loans, net	$22,781	$3,458	$7,540,226	$7,566,465	$1,382	$16,492	$3,635	$21,509	$7,587,974

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

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended September 30, 2020
Commercial, financial, agricultural	1	$31	$31
Real estate – 1-4 family mortgage:
Primary	2	201	200
Rental/investment	1	33	32
Total real estate – 1-4 family mortgage	3	234	232
Real estate – commercial mortgage:
Owner-occupied	2	357	357
Non-owner occupied	2	210	210
Total real estate – commercial mortgage	4	567	567
Total	8	$832	$830

Three months ended September 30, 2019
Real estate – 1-4 family mortgage	1	$16	$16
Total	1	$16	$16

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Nine months ended September 30, 2020
Commercial, financial, agricultural	7	$1,862	$1,859
Real estate – 1-4 family mortgage:
Primary	17	2,356	2,363
Rental/investment	2	142	142
Total real estate – 1-4 family mortgage	19	2,498	2,505
Real estate – commercial mortgage:
Owner-occupied	3	3,019	2,970
Non-owner occupied	2	210	210
Land development	1	189	189
Total real estate – commercial mortgage	6	3,418	3,369
Installment loans to individuals	2	24	21
Total	34	$7,802	$7,754

Nine months ended September 30, 2019
Commercial, financial, agricultural	2	$187	$185
Real estate – 1-4 family mortgage	4	321	320
Total	6	$508	$505

With respect to loans that were restructured during the nine months ended September 30, 2020, $420 have subsequently defaulted as of the date of this report. With respect to loans that were restructured during the nine months ended September 30, 2019, $61 subsequently defaulted within twelve months of restructuring.

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There was one restructured loan in the amount of $92 contractually 90 days past due or more and still accruing at September 30, 2020 and one restructured loan in the amount of $40 contractually 90 days past due or more and still accruing at September 30, 2019. The outstanding balance of restructured loans on nonaccrual status was $3,703 and $3,101 at September 30, 2020 and September 30, 2019, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2020	46	$4,679
Additional advances or loans with concessions	34	7,787
Reclassified as performing restructured loan	3	354
Reductions due to:
Reclassified as nonperforming	(2)	(510)
Paid in full	(4)	(938)
Principal paydowns	—	(200)
Totals at September 30, 2020	77	$11,172

The allowance for credit losses attributable to restructured loans was $279 and $30 at September 30, 2020 and September 30, 2019, respectively. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2020 and $1 at September 30, 2019.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
In response to the current economic environment caused by the COVID-19 pandemic, the Company implemented a loan deferral program in the first quarter of 2020 to provide temporary payment relief to both consumer and commercial customers. Any customer current on loan payments, taxes and insurance can qualify for an initial 90-day deferral of principal and interest payments. A second 90-day deferral has been made available to borrowers that remained current on taxes and insurance through the first deferral period and also satisfy underwriting standards established by the Company that analyze the ability of the borrower to service its loan in accordance with its existing terms in light of the impact of the COVID-19 pandemic on the borrower, its industry and the markets in which it operates. The Company’s loan deferral program complies with the guidance set forth in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and related guidance from the FDIC and other banking regulators. As of September 30, 2020, the Company had 804 loans with total balances of approximately $373,000 on deferral. In accordance with the applicable guidance, none of these loans were considered “restructured loans.”
Credit Quality
For commercial and commercial real estate loans, internal risk-rating grades are assigned by lending, credit administration and loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of these loans. Loan grades range between 1 and 9, with 1 rated loans having the least credit risk. Loans within the “Pass” grade generally have a lower risk of loss and therefore a lower risk factor applied to the loan balances. The “Pass” grade is reserved for loans with a risk rating between 1 and 4A, and the “Pass-Watch” grade (those with a risk rating of 4B and 4E) is utilized on a temporary basis for “Pass” grade loans where a significant adverse risk-modifying action is anticipated in the near term. Loans that migrate toward the “Substandard” grade (those with a risk rating between 5 and 9) generally have a higher risk of loss and therefore a higher risk factor applied to the related loan balances. During the first quarter of 2020, the Company proactively downgraded to “Pass-Watch” certain “Pass” rated loans greater than $1,000 in industries the Company believed posed a greater risk in the current pandemic environment (at the time of the downgrade, borrowers in the hotel/motel, restaurant and entertainment industries). Note 5, “Allowance for Credit Losses,” provides additional information about the Company's heightened monitoring efforts.
The following table presents the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2020
Commercial, Financial, Agricultural	$1,496,869	$208,462	$82,029	$55,271	$21,981	$25,284	$249,974	$12,539	$2,152,409
Pass	1,490,637	184,292	77,209	47,560	17,411	23,379	234,139	10,846	2,085,473
Pass-Watch	5,841	23,483	3,318	6,056	4,177	178	11,352	796	55,201
Substandard	391	687	1,502	1,655	393	1,727	4,483	897	11,735

Real Estate - Construction	$292,840	$277,380	$60,321	$27,528	$—	$—	$14,687	$145	$672,901
Residential	$144,193	$37,303	$2,805	$—	$—	$—	$14,175	$145	$198,621
Pass	143,398	37,239	2,805	—	—	—	14,175	145	197,762
Pass-Watch	795	—	—	—	—	—	—	—	795
Substandard	—	64	—	—	—	—	—	—	64

Commercial	$148,647	$240,077	$57,516	$27,528	$—	$—	$512	$—	$474,280
Pass	143,920	222,291	57,516	27,528	—	—	512	—	451,767
Pass-Watch	4,727	17,786	—	—	—	—	—	—	22,513
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$93,050	$90,316	$54,193	$35,024	$15,897	$11,028	$16,565	$2,411	$318,484
Primary	$7,847	$7,610	$7,659	$5,548	$427	$2,099	$416	$—	$31,606
Pass	7,847	7,328	7,659	5,548	427	2,083	416	—	31,308
Pass-Watch	—	162	—	—	—	—	—	—	162
Substandard	—	120	—	—	—	16	—	—	136

Home Equity	$97	$565	$—	$—	$—	$—	$10,563	$—	$11,225
Pass	97	565	—	—	—	—	10,438	—	11,100

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Pass-Watch	—	—	—	—	—	—	125	—	125
Substandard	—	—	—	—	—	—	—	—	—

Rental/Investment	$37,906	$38,376	$32,752	$29,097	$15,247	$8,516	$1,260	$570	$163,724
Pass	35,900	36,978	31,584	27,640	15,142	7,714	1,169	570	156,697
Pass-Watch	1,816	456	434	1,390	—	603	91	—	4,790
Substandard	190	942	734	67	105	199	—	—	2,237

Land Development	$47,200	$43,765	$13,782	$379	$223	$413	$4,326	$1,841	$111,929
Pass	47,200	43,125	13,782	379	217	375	4,322	1,841	111,241
Pass-Watch	—	—	—	—	—	38	4	—	42
Substandard	—	640	—	—	6	—	—	—	646

Real Estate - Commercial Mortgage	$674,040	$853,569	$495,652	$448,059	$387,416	$329,400	$79,338	$18,350	$3,285,824
Owner-Occupied	$187,846	$272,468	$208,303	$186,479	$125,496	$101,549	$23,588	$5,804	$1,111,533
Pass	174,500	261,499	175,671	159,656	99,871	86,635	18,854	5,804	982,490
Pass-Watch	13,311	10,202	27,468	22,250	22,470	13,178	3,126	—	112,005
Substandard	35	767	5,164	4,573	3,155	1,736	1,608	—	17,038

Non-Owner Occupied	$462,691	$555,163	$273,430	$256,342	$256,794	$223,031	$52,887	$12,546	$2,092,884
Pass	428,272	502,778	235,155	171,441	190,683	164,334	46,252	12,427	1,751,342
Pass-Watch	32,584	50,069	38,275	83,315	52,461	57,785	6,635	119	321,243
Substandard	1,835	2,316	—	1,586	13,650	912	—	—	20,299

Land Development	$23,503	$25,938	$13,919	$5,238	$5,126	$4,820	$2,863	$—	$81,407
Pass	21,084	25,070	12,617	5,165	3,539	4,820	2,863	—	75,158
Pass-Watch	263	868	1,302	73	—	—	—	—	2,506
Substandard	2,156	—	—	—	1,587	—	—	—	3,743

Installment loans to individuals	$25	$5	$—	$—	$—	$—	$—	$20	$50
Pass	25	5	—	—	—	—	—	20	50
Pass-Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$2,556,824	$1,429,732	$692,195	$565,882	$425,294	$365,712	$360,564	$33,465	$6,429,668
Pass	2,492,880	1,321,170	613,998	444,917	327,290	289,340	333,140	31,653	5,854,388
Pass-Watch	59,337	103,026	70,797	113,084	79,108	71,782	21,333	915	519,382
Substandard	4,607	5,536	7,400	7,881	18,896	4,590	6,091	897	55,898

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2020
Commercial, Financial, Agricultural	$26,726	$19,164	$12,105	$7,487	$3,440	$12,258	$211,383	$322	$292,885
Performing Loans	26,726	19,052	12,049	7,107	3,291	12,235	210,916	322	291,698
Non-Performing Loans	—	112	56	380	149	23	467	—	1,187

Lease Financing Receivables	$27,278	$27,274	$18,993	$5,056	$1,836	$2,491	$—	$—	$82,928
Performing Loans	27,278	27,274	18,993	5,056	1,836	2,491	—	—	82,928
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$37,614	$27,562	$295	$155	$—	$—	$346	$—	$65,972
Residential	$36,288	$25,727	$295	$155	$—	$—	$346	$—	$62,811
Performing Loans	36,288	25,727	295	155	—	—	346	—	62,811
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$1,326	$1,835	$—	$—	$—	$—	$—	$—	$3,161
Performing Loans	1,326	1,835	—	—	—	—	—	—	3,161
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$378,741	$381,768	$298,572	$223,228	$116,088	$218,792	$430,273	$3,346	$2,050,808
Primary	$342,912	$353,445	$274,097	$200,836	$101,959	$211,184	$1,443	$46	$1,485,922
Performing Loans	342,912	351,059	271,076	199,061	101,238	209,090	1,443	46	1,475,925
Non-Performing Loans	—	2,386	3,021	1,775	721	2,094	—	—	9,997

Home Equity	$—	$205	$377	$179	$45	$965	$426,583	$2,801	$431,155
Performing Loans	—	205	377	179	45	848	426,434	2,507	430,595
Non-Performing Loans	—	—	—	—	—	117	149	294	560

Rental/Investment	$24,840	$22,936	$20,378	$19,980	$12,950	$6,007	$1,497	$499	$109,087
Performing Loans	24,840	22,830	20,378	19,859	12,943	5,759	1,497	499	108,605
Non-Performing Loans	—	106	—	121	7	248	—	—	482

Land Development	$10,989	$5,182	$3,720	$2,233	$1,134	$636	$750	$—	$24,644
Performing Loans	10,989	5,182	3,708	2,200	1,134	636	750	—	24,599
Non-Performing Loans	—	—	12	33	—	—	—	—	45

Real Estate - Commercial Mortgage	$62,694	$76,274	$61,617	$50,869	$39,150	$22,001	$11,674	$539	$324,818
Owner-Occupied	$36,389	$47,042	$39,417	$33,561	$26,849	$15,425	$5,876	$316	$204,875
Performing Loans	36,389	47,042	39,203	33,382	26,758	14,956	5,876	316	203,922
Non-Performing Loans	—	—	214	179	91	469	—	—	953

Non-Owner Occupied	$16,848	$19,873	$16,290	$14,117	$8,288	$5,011	$3,103	$148	$83,678
Performing Loans	16,848	19,873	16,232	14,117	8,288	4,956	3,103	148	83,565
Non-Performing Loans	—	—	58	—	—	55	—	—	113

Land Development	$9,457	$9,359	$5,910	$3,191	$4,013	$1,565	$2,695	$75	$36,265
Performing Loans	9,457	9,359	5,910	3,181	4,013	1,522	2,695	75	36,212
Non-Performing Loans	—	—	—	10	—	43	—	—	53

Installment loans to individuals	$59,631	$81,611	$15,836	$4,842	$2,856	$1,915	$10,363	$91	$177,145
Performing Loans	59,621	81,507	15,730	4,821	2,804	1,914	10,360	91	176,848
Non-Performing Loans	10	104	106	21	52	1	3	—	297

Total loans not subject to risk rating	$592,684	$613,653	$407,418	$291,637	$163,370	$257,457	$664,039	$4,298	$2,994,556
Performing Loans	592,674	610,945	403,951	289,118	162,350	254,407	663,420	4,004	2,980,869
Non-Performing Loans	10	2,708	3,467	2,519	1,020	3,050	619	294	13,687

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

A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above and is applicable to these tables. The following table presents the Company’s loan portfolio by internal risk-rating grades as of the date presented:

	Pass	Pass-Watch	Substandard	Total
December 31, 2019
Commercial, financial, agricultural	$779,798	$11,949	$11,715	$803,462
Real estate – construction	698,950	501	9,209	708,660
Real estate – 1-4 family mortgage	339,079	3,856	3,572	346,507
Real estate – commercial mortgage	2,737,629	31,867	26,711	2,796,207
Installment loans to individuals	6	—	—	6
Total	$4,555,462	$48,173	$51,207	$4,654,842

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the date presented:

	Performing	Non- Performing	Total
December 31, 2019
Commercial, financial, agricultural	$247,575	$1,316	$248,891
Lease financing	81,649	226	81,875
Real estate – construction	66,241	—	66,241
Real estate – 1-4 family mortgage	1,992,331	11,288	2,003,619
Real estate – commercial mortgage	330,714	1,955	332,669
Installment loans to individuals	199,549	288	199,837
Total	$2,918,059	$15,073	$2,933,132

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the average recorded investment and interest income recognized on loans formerly accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$5,705	$5	$5,656	$23
Lease financing	—	—	—	—
Real estate – construction	12,128	111	11,756	321
Real estate – 1-4 family mortgage	12,203	50	12,323	153
Real estate – commercial mortgage	10,692	41	10,652	122
Installment loans to individuals	130	—	130	1
Total	$40,858	$207	$40,517	$620

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 4 – Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean purchased loans excluding loans held for sale.

The following is a summary of purchased loans as of the dates presented:

	September 30, 2020	December 31, 2019
Commercial, financial, agricultural	$202,768	$315,619
Real estate – construction:
Residential	3,093	16,407
Commercial	31,153	35,175
Total real estate – construction	34,246	51,582
Real estate – 1-4 family mortgage:
Primary	245,369	332,729
Home equity	95,235	117,275
Rental/investment	33,567	43,169
Land development	16,931	23,314
Total real estate – 1-4 family mortgage	391,102	516,487
Real estate – commercial mortgage:
Owner-occupied	355,994	428,077
Non-owner occupied	577,679	647,308
Land development	32,694	40,004
Total real estate – commercial mortgage	966,367	1,115,389
Installment loans to individuals	66,031	102,587
Loans	$1,660,514	$2,101,664

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Past Due and Nonaccrual Loans
The Company’s policies with respect to placing loans on nonaccrual status or charging off loans, and its accounting for interest on any such loans, are described above in Note 3, “Non Purchased Loans.” The Company recognized $214 in interest income on nonaccrual loans during the first nine months of 2020.
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2020
Commercial, financial, agricultural	$1,056	$36	$189,668	$190,760	$1,655	$6,233	$4,120	$12,008	$202,768
Real estate – construction:
Residential	—	—	3,093	3,093	—	—	—	—	3,093
Commercial	—	—	31,153	31,153	—	—	—	—	31,153
Total real estate – construction	—	—	34,246	34,246	—	—	—	—	34,246
Real estate – 1-4 family mortgage:
Primary	845	64	238,937	239,846	329	2,794	2,400	5,523	245,369
Home equity	839	114	93,006	93,959	—	629	647	1,276	95,235
Rental/investment	356	—	32,409	32,765	—	708	94	802	33,567
Land development	—	—	16,581	16,581	—	29	321	350	16,931
Total real estate – 1-4 family mortgage	2,040	178	380,933	383,151	329	4,160	3,462	7,951	391,102
Real estate – commercial mortgage:
Owner-occupied	851	—	351,688	352,539	505	891	2,059	3,455	355,994
Non-owner occupied	438	54	576,462	576,954	144	571	10	725	577,679
Land development	161	—	32,142	32,303	—	164	227	391	32,694
Total real estate – commercial mortgage	1,450	54	960,292	961,796	649	1,626	2,296	4,571	966,367
Installment loans to individuals	1,844	50	63,846	65,740	9	123	159	291	66,031
Loans, net of unearned income	$6,390	$318	$1,628,985	$1,635,693	$2,642	$12,142	$10,037	$24,821	$1,660,514

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2019
Commercial, financial, agricultural	$1,889	$998	$311,218	$314,105	$—	$1,246	$268	$1,514	$315,619
Real estate – construction	319	—	51,263	51,582	—	—	—	—	51,582
Real estate – 1-4 family mortgage	5,516	2,244	503,826	511,586	605	2,762	1,534	4,901	516,487
Real estate – commercial mortgage	3,454	922	1,110,570	1,114,946	—	123	320	443	1,115,389
Installment loans to individuals	3,709	153	98,545	102,407	1	51	128	180	102,587
Total Loans, net	$14,887	$4,317	$2,075,422	$2,094,626	$606	$4,182	$2,250	$7,038	$2,101,664

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

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended September 30, 2020
Real estate – 1-4 family mortgage:
Primary	2	44	44
Total real estate – 1-4 family mortgage	2	44	44
Real estate – commercial mortgage:
Owner-occupied	4	3,104	2,844
Total real estate – commercial mortgage	4	3,104	2,844
Total	6	$3,148	$2,888
Three months ended September 30, 2019
Commercial, financial, agricultural	1	$258	$258
Real estate – 1-4 family mortgage	1	34	34
Total	2	$292	$292

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Nine months ended September 30, 2020
Commercial, financial, agricultural	1	$1,029	$1,031
Real estate – 1-4 family mortgage:
Primary	4	334	227
Home equity	1	159	162
Total real estate – 1-4 family mortgage	5	493	389
Real estate – commercial mortgage:
Owner-occupied	5	3,173	2,913
Non-owner occupied	1	542	544
Total real estate – commercial mortgage	6	3,715	3,457
Installment loans to individuals	1	25	19
Total	13	$5,262	$4,896
Nine months ended September 30, 2019
Commercial, financial, agricultural	2	$2,778	$2,778
Real estate – 1-4 family mortgage	1	34	34
Real estate – commercial mortgage	1	80	76
Total	4	$2,892	$2,888

With respect to loans that were restructured during the nine months ended September 30, 2020 and September 30, 2019, none have subsequently defaulted and remain outstanding as of the date of this report.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
There was one restructured loan in the amount of $40 contractually 90 days past due or more and still accruing at September 30, 2020 and two restructured loans in the aggregate amount of $272 contractually 90 days past due or more and still accruing at September 30, 2019. The outstanding balance of restructured loans on nonaccrual status was $7,775 and $707 at September 30, 2020 and September 30, 2019, respectively.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2020	54	$7,275
Additional advances or loans with concessions	13	5,159
Reclassified as performing restructured loan	1	74
Reductions due to:
Reclassified to nonperforming loans	(13)	(2,489)
Paid in full	(2)	(422)
Charge-offs	(1)	(3)
Principal paydowns	—	(444)
Totals at September 30, 2020	52	$9,150

The allowance for credit losses attributable to restructured loans was $491 and $91 at September 30, 2020 and September 30, 2019, respectively. The Company had $539 and $5 in remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2020 and September 30, 2019, respectively.

As discussed in Note 3, “Non Purchased Loans,” the Company implemented a loan deferral program in response to the COVID-19 pandemic. As of September 30, 2020, the Company had 465 loans with total balances of approximately $124,000 on deferral. Under the applicable guidance, none of these loans were considered “restructured loans.”

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Credit Quality
A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 3, “Non Purchased Loans.” The following table presents the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2020
Commercial, Financial, Agricultural	$—	$727	$36,120	$33,922	$29,041	$25,136	$65,214	$1,712	$191,872
Pass	—	727	23,006	25,516	22,081	20,778	55,670	628	148,406
Pass-Watch	—	—	10	1,270	1,499	584	676	—	4,039
Substandard	—	—	13,104	7,136	5,461	3,774	8,868	1,084	39,427

Real Estate - Construction	$—	$—	$10,887	$9,268	$14,091	$—	$—	$—	$34,246
Residential	$—	$—	$2,203	$207	$683	$—	$—	$—	$3,093
Pass	—	—	2,203	207	683	—	—	—	3,093
Pass-Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$8,684	$9,061	$13,408	$—	$—	$—	$31,153
Pass	—	—	8,684	9,061	13,408	—	—	—	31,153
Pass-Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$14,029	$9,639	$2,012	$40,034	$2,653	$253	$68,620
Primary	$—	$—	$7,734	$5,163	$611	$17,809	$249	$—	$31,566
Pass	—	—	6,438	5,163	604	12,904	249	—	25,358
Pass-Watch	—	—	—	—	—	314	—	—	314
Substandard	—	—	1,296	—	7	4,591	—	—	5,894

Home Equity	$—	$—	$—	$—	$—	$—	$943	$253	$1,196
Pass	—	—	—	—	—	—	221	—	221
Pass-Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	722	253	975

Rental/Investment	$—	$—	$—	$1,904	$316	$19,013	$—	$—	$21,233
Pass	—	—	—	1,904	316	16,511	—	—	18,731
Pass-Watch	—	—	—	—	—	201	—	—	201
Substandard	—	—	—	—	—	2,301	—	—	2,301

Land Development	$—	$—	$6,295	$2,572	$1,085	$3,212	$1,461	$—	$14,625
Pass	—	—	6,295	2,549	1,085	1,842	1,461	—	13,232
Pass-Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	23	—	1,370	—	—	1,393

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - Commercial Mortgage	$—	$—	$77,627	$158,074	$180,313	$482,175	$21,918	$4,684	$924,791
Owner-Occupied	$—	$—	$14,819	$34,515	$63,851	$204,177	$15,144	$2	$332,508
Pass	—	—	12,732	31,558	44,681	157,159	4,987	—	251,117
Pass-Watch	—	—	2,087	1,615	11,202	24,427	—	—	39,331
Substandard	—	—	—	1,342	7,968	22,591	10,157	2	42,060

Non-Owner Occupied	$—	$—	$56,269	$119,256	$113,496	$264,440	$6,596	$4,682	$564,739
Pass	—	—	31,398	87,363	69,930	219,100	6,596	—	414,387
Pass-Watch	—	—	8,504	24,215	30,691	33,749	—	4,682	101,841
Substandard	—	—	16,367	7,678	12,875	11,591	—	—	48,511

Land Development	$—	$—	$6,539	$4,303	$2,966	$13,558	$178	$—	$27,544
Pass	—	—	5,665	4,249	2,785	6,000	66	—	18,765
Pass-Watch	—	—	874	54	44	6,141	112	—	7,225
Substandard	—	—	—	—	137	1,417	—	—	1,554

Total loans subject to risk rating	$—	$727	$138,663	$210,903	$225,457	$547,346	$89,785	$6,649	$1,219,530
Pass	—	727	96,421	167,570	155,573	434,295	69,250	628	924,464
Pass-Watch	—	—	11,475	27,154	43,436	65,416	788	4,682	152,951
Substandard	—	—	30,767	16,179	26,448	47,635	19,747	1,339	142,115

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating by origination date:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2020
Commercial, Financial, Agricultural	$—	$—	$491	$355	$330	$2,846	$6,825	$49	$10,896
Performing Loans	—	—	491	355	330	2,846	6,825	49	10,896
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$375	$3,264	$43,061	$32,608	$156,497	$84,500	$2,177	$322,482
Primary	$—	$250	$2,029	$38,366	$30,249	$142,336	$461	$112	$213,803
Performing Loans	—	250	1,918	37,605	30,227	137,837	461	26	208,324
Non-Performing Loans	—	—	111	761	22	4,499	—	86	5,479

Home Equity	$—	$—	$744	$4,472	$1,799	$1,040	$83,919	$2,065	$94,039
Performing Loans	—	—	744	4,472	1,799	973	83,274	1,640	92,902
Non-Performing Loans	—	—	—	—	—	67	645	425	1,137

Rental/Investment	$—	$125	$—	$150	$203	$11,736	$120	$—	$12,334
Performing Loans	—	125	—	150	203	11,632	120	—	12,230
Non-Performing Loans	—	—	—	—	—	104	—	—	104

Land Development	$—	$—	$491	$73	$357	$1,385	$—	$—	$2,306
Performing Loans	—	—	491	30	118	1,385	—	—	2,024

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Non-Performing Loans	—	—	—	43	239	—	—	—	282

Real Estate - Commercial Mortgage	$—	$339	$620	$1,339	$998	$36,416	$1,864	$—	$41,576
Owner-Occupied	$—	$—	$—	$955	$670	$20,457	$1,404	$—	$23,486
Performing Loans	—	—	—	955	670	20,175	1,404	—	23,204
Non-Performing Loans	—	—	—	—	—	282	—	—	282

Non-Owner Occupied	$—	$339	$463	$50	$67	$11,854	$167	$—	$12,940
Performing Loans	—	339	463	50	67	11,656	167	—	12,742
Non-Performing Loans	—	—	—	—	—	198	—	—	198

Land Development	$—	$—	$157	$334	$261	$4,105	$293	$—	$5,150
Performing Loans	—	—	157	334	261	4,044	293	—	5,089
Non-Performing Loans	—	—	—	—	—	61	—	—	61

Installment loans to individuals	$—	$—	$39,966	$17,061	$1,265	$4,497	$3,206	$35	$66,030
Performing Loans	—	—	39,901	16,985	1,187	4,375	3,206	35	65,689
Non-Performing Loans	—	—	65	76	78	122	—	—	341

Total loans not subject to risk rating	$—	$714	$44,341	$61,816	$35,201	$200,256	$96,395	$2,261	$440,984
Performing Loans	—	714	44,165	60,936	34,862	194,923	95,750	1,750	433,100
Non-Performing Loans	—	—	176	880	339	5,333	645	511	7,884

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

A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 3, “Non Purchased Loans,” and is applicable to these tables. The following table presents the Company’s loan portfolio by internal risk-rating grades as of the date presented:

	Pass	Pass-Watch	Substandard	Total
December 31, 2019
Commercial, financial, agricultural	$259,760	$7,166	$5,220	$272,146
Real estate – construction	48,994	—	—	48,994
Real estate – 1-4 family mortgage	78,105	791	3,935	82,831
Real estate – commercial mortgage	909,513	56,334	15,835	981,682
Installment loans to individuals	—	—	—	—
Total	$1,296,372	$64,291	$24,990	$1,385,653

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the date presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Performing	Non- Performing	Total
December 31, 2019
Commercial, financial, agricultural	$13,935	$—	$13,935
Real estate – construction	1,725	—	1,725
Real estate – 1-4 family mortgage	394,476	3,638	398,114
Real estate – commercial mortgage	30,472	101	30,573
Installment loans to individuals	99,139	261	99,400
Total	$539,747	$4,000	$543,747

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

The following table presents the average recorded investment and interest income recognized on loans formerly accounted for under ASC 310-20 and which are impaired loans for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$2,533	$2	$2,312	$6
Real estate – construction	256	—	256	3
Real estate – 1-4 family mortgage	5,364	30	5,468	96
Real estate – commercial mortgage	1,150	11	1,185	36
Installment loans to individuals	333	—	340	—
Total	$9,636	$43	$9,561	$141

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

The following table presents the average recorded investment and interest income recognized on loans formerly accounted for under ASC 310-30 and which are impaired loans for the period presented:

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial, financial, agricultural	$32,150	$283	$35,304	$1,145
Real estate – construction	558	8	560	8
Real estate – 1-4 family mortgage	38,031	538	38,682	1,699
Real estate – commercial mortgage	117,179	1,541	119,327	5,015
Installment loans to individuals	3,192	86	3,576	287
Total	$191,110	$2,456	$197,449	$8,154

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5 – Allowance for Credit Losses
(In Thousands)
The following is a summary of total non purchased and purchased loans as of the dates presented:

	September 30, 2020	December 31, 2019
Commercial, financial, agricultural	$2,648,062	$1,367,972
Lease financing	87,257	85,700
Real estate – construction:
Residential	264,525	289,050
Commercial	508,594	537,433
Total real estate – construction	773,119	826,483
Real estate – 1-4 family mortgage:
Primary	1,762,897	1,781,948
Home equity	537,615	573,540
Rental/investment	306,378	335,100
Land development	153,504	176,025
Total real estate – 1-4 family mortgage	2,760,394	2,866,613
Real estate – commercial mortgage:
Owner-occupied	1,672,402	1,637,281
Non-owner occupied	2,754,241	2,450,895
Land development	150,366	156,089
Total real estate – commercial mortgage	4,577,009	4,244,265
Installment loans to individuals	243,226	302,430
Gross loans	11,089,067	9,693,463
Unearned income	(4,329)	(3,825)
Loans, net of unearned income	11,084,738	9,689,638
Allowance for credit losses on loans	(168,098)	(52,162)
Net loans	$10,916,640	$9,637,476

Allowance for Credit Losses on Loans

The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb credit losses inherent in the entire loan portfolio. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis. Expected credit loss inherent in non-cancellable off-balance-sheet credit exposures is accounted for as a separate liability in the Consolidated Balance Sheets. The allowance for credit losses for loans held for investment, as reported in the Company’s Consolidated Balance Sheets, is adjusted by a provision for credit losses, which is reported in earnings, and reduced by net charge-offs. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
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
Loans Evaluated on an Individual Basis
For loans that do not share similar risk characteristics with other loans, an individual analysis is performed to determine the expected credit loss. If the respective loan is collateral dependent (that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral), the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of collateral is initially based on external appraisals. Generally, collateral values for loans for which measurement of expected losses is dependent on the fair value of such collateral are updated every twelve months, either from external third parties or in-house certified appraisers. Third-party appraisals are obtained from a pre-approved list of independent, third-party, local appraisal firms. The fair value of the collateral derived from external appraisal is then adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. Other acceptable methods for determining the expected credit losses for individually evaluated loans (typically used when the loan is not collateral dependent) is a discounted cash flow approach or, if applicable, an observable market price. Once the expected credit loss amount is determined, an allowance equal to such expected credit loss is included in the allowance for credit losses.
The Company considers the loans in the Real Estate - Construction, Real Estate - 1-4 Family Mortgage and Real Estate - Commercial Mortgage loan segments disclosed as individually evaluated in the table below as collateral dependent with the type of collateral being real estate.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table provides a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Three Months Ended September 30, 2020
Allowance for credit losses:
Beginning balance	$30,685	$12,538	$29,401	$60,061	$1,812	$10,890	$145,387
Charge-offs	(420)	(136)	(720)	(553)	(168)	(1,579)	(3,576)
Recoveries	698	31	152	711	1	1,594	3,187
Net (charge-offs) recoveries	278	(105)	(568)	158	(167)	15	(389)
Provision for credit losses on loans	7,232	1,386	3,872	10,363	187	60	23,100
Ending balance	$38,195	$13,819	$32,705	$70,582	$1,832	$10,965	$168,098
Nine Months Ended September 30, 2020
Allowance for credit losses:
Beginning balance	$10,658	$5,029	$9,814	$24,990	$910	$761	$52,162
Impact of the adoption of ASC 326	11,351	3,505	14,314	4,293	521	8,500	42,484
Charge-offs	(1,969)	(668)	(1,083)	(2,600)	(168)	(6,003)	(12,491)
Recoveries	996	31	288	2,451	11	5,816	9,593
Net (charge-offs) recoveries	(973)	(637)	(795)	(149)	(157)	(187)	(2,898)
Provision for credit losses on loans	17,159	5,922	9,372	41,448	558	1,891	76,350
Ending balance	$38,195	$13,819	$32,705	$70,582	$1,832	$10,965	$168,098
Period-End Amount Allocated to:
Individually evaluated	$10,211	$—	$275	$380	$—	$270	$11,136
Collectively evaluated	27,984	13,819	32,430	70,202	1,832	10,695	156,962
Ending balance	$38,195	$13,819	$32,705	$70,582	$1,832	$10,965	$168,098
Loans:
Individually evaluated	$17,670	$—	$4,718	$6,596	$—	$618	$29,602
Collectively evaluated	2,630,392	773,119	2,755,676	4,570,413	82,928	242,608	11,055,136
Ending balance	$2,648,062	$773,119	$2,760,394	$4,577,009	$82,928	$243,226	$11,084,738

Nonaccruing loans with no allowance for credit losses	$589	$—	$4,147	$3,644	$—	$—	$8,380

Upon adoption of ASC 326 on January 1, 2020, the allowance for credit losses on loans was increased by $42,484. The Company recorded a third quarter provision for credit losses on loans of $23,100 and has recorded $76,350 in total provision for credit losses on loans during the nine months ending September 30, 2020. The provision recorded during the current quarter and year-to-date period is primarily driven by the current and future economic uncertainty caused by the COVID-19 pandemic, including the current projections of a continued elevated national unemployment rate throughout 2020 and into 2021 and 2022 and forecasted negative to minimal GDP growth relative to pre-pandemic levels, and the increased likelihood of a more prolonged economic recovery period than previously expected. The Company also factored into its estimate the potential benefit and risk of the government programs implemented through the CARES Act and the internal loan deferral program

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
offered to qualified customers. The Company utilized a two year reasonable and supportable forecast range during the current period. The Company continues its heightened monitoring efforts with respect to loans in certain industries the Company currently believes pose a greater risk in the current environment (i.e., hospitality and healthcare). In addition, the Company will continue to monitor the performance of all portfolios, the severity and duration of the pandemic and potential subsequent recovery of the economic environment.
The following table provides a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology prior to the adoption of ASC 326 for the period presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Installment and Other(1)	Total

Three Months Ended September 30, 2019
Allowance for credit losses:
Beginning balance	$9,534	$5,302	$9,616	$24,302	$1,305	$50,059
Charge-offs	(757)	—	(268)	(677)	(3,263)	(4,965)
Recoveries	761	—	219	33	3,007	4,020
Net (charge-offs) recoveries	4	—	(49)	(644)	(256)	(945)
Provision for credit losses on loans	750	(175)	282	381	462	1,700
Ending balance	$10,288	$5,127	$9,849	$24,039	$1,511	$50,814
Nine Months Ended September 30, 2019
Allowance for credit losses:
Beginning balance	$8,269	$4,755	$10,139	$24,492	$1,371	$49,026
Charge-offs	(1,709)	—	(1,143)	(1,406)	(3,695)	(7,953)
Recoveries	1,376	7	531	644	3,083	5,641
Net (charge-offs) recoveries	(333)	7	(612)	(762)	(612)	(2,312)
Provision for credit losses on loans	2,352	365	322	309	752	4,100
Ending balance	$10,288	$5,127	$9,849	$24,039	$1,511	$50,814
Period-End Amount Allocated to:
Individually evaluated for impairment	$1,382	$24	$186	$450	$3	$2,045
Collectively evaluated for impairment	8,778	5,103	9,313	21,521	1,506	46,221
Purchased with deteriorated credit quality	128	—	350	2,068	2	2,548
Ending balance	$10,288	$5,127	$9,849	$24,039	$1,511	$50,814
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses on Unfunded Loan Commitments
The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in the “Other liabilities” line item on the Consolidated Balance Sheets. Management estimates the amount of expected losses on unfunded loan commitments by calculating a likelihood of funding over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the allowance for credit losses on loans methodology described above to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company. The following tables provide a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Three Months Ended September 30, 2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$17,335
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	2,700
Ending balance	$20,035

Nine Months Ended September 30, 2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$946
Impact of the adoption of ASC 326	10,389
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	8,700
Ending balance	$20,035

Note 6 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

	Purchased OREO	Non Purchased OREO	Total OREO
September 30, 2020
Residential real estate	$754	$1,116	$1,870
Commercial real estate	1,605	798	2,403
Residential land development	345	1,324	1,669
Commercial land development	1,873	338	2,211
Total	$4,577	$3,576	$8,153
December 31, 2019
Residential real estate	$890	$415	$1,305
Commercial real estate	2,106	1,548	3,654
Residential land development	530	369	899
Commercial land development	1,722	430	2,152
Total	$5,248	$2,762	$8,010

Changes in the Company’s purchased and non purchased OREO were as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at January 1, 2020	$5,248	$2,762	$8,010
Transfers of loans	3,486	4,401	7,887
Impairments	(1,232)	(415)	(1,647)
Dispositions	(2,875)	(3,172)	(6,047)
Other	(50)	—	(50)
Balance at September 30, 2020	$4,577	$3,576	$8,153

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Repairs and maintenance	$64	$94	$234	$306
Property taxes and insurance	35	43	186	169
Impairments	820	253	1,647	1,121
Net losses on OREO sales	117	31	27	91
Rental income	(3)	(3)	(23)	(13)
Total	$1,033	$418	$2,071	$1,674

Note 7 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the nine months ended September 30, 2020 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2020	$936,916	$2,767	$939,683
Addition to goodwill from acquisition	—	—	—
Balance at September 30, 2020	$936,916	$2,767	$939,683

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2020
Core deposit intangibles	$82,492	$(51,925)	$30,567
Customer relationship intangible	2,470	(1,239)	1,231
Total finite-lived intangible assets	$84,962	$(53,164)	$31,798
December 31, 2019
Core deposit intangibles	$82,492	$(46,599)	$35,893
Customer relationship intangible	2,470	(1,103)	1,367
Total finite-lived intangible assets	$84,962	$(47,702)	$37,260

Current year amortization expense for finite-lived intangible assets is presented in the table below.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amortization expense for:
Core deposit intangibles	$1,688	$1,963	$5,326	$6,060
Customer relationship intangible	45	33	136	99
Total intangible amortization	$1,733	$1,996	$5,462	$6,159

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2020 and the succeeding four years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2020	$6,939	$181	$7,120
2021	5,860	181	6,041
2022	4,940	181	5,121
2023	4,044	181	4,225
2024	3,498	181	3,679

Note 8 – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights (“MSRs”) are recognized as a separate asset on the date the corresponding mortgage loan is sold. MSRs are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions, including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors, and is subject to significant fluctuation as a result of actual prepayment speeds, default rates and losses differing from estimates thereof. Servicing rights are evaluated for impairment quarterly based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance in the amount that unamortized cost exceeds fair value. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances related to servicing rights are reported in “Mortgage banking income” on the Consolidated Statements of Income.
There were $13,694 and $3,132 of valuation adjustments on MSRs during the nine months ended September 30, 2020 and 2019, respectively, primarily arising from the difference between actual prepayment speeds and the Company's assumptions with respect to prepayment speeds. A continued decline in mortgage interest rates and an increase in actual prepayment speeds may cause additional negative adjustments to the valuation of the Company's MSRs.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2020	$53,208
Capitalization	30,589
Amortization	(12,503)
Valuation adjustment	(13,694)
Balance at September 30, 2020	$57,600

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2020	December 31, 2019
Unpaid principal balance	$6,680,256	$4,871,155

Weighted-average prepayment speed (CPR)	15.09%	11.48%
Estimated impact of a 10% increase	$(3,606)	$(2,469)
Estimated impact of a 20% increase	(6,921)	(4,774)

Discount rate	9.88%	9.69%
Estimated impact of a 10% increase	$(1,957)	$(2,027)
Estimated impact of a 20% increase	(3,784)	(3,908)

Weighted-average coupon interest rate	3.71%	4.04%
Weighted-average servicing fee (basis points)	29.94	29.20
Weighted-average remaining maturity (in years)	5.16	6.35
The Company recorded servicing fees of $3,400 and $2,346 for the three months ended September 30, 2020 and 2019, respectively, which are included in “Mortgage banking income” in the Consolidated Statements of Income. The Company recorded servicing fees of $9,012 and $7,081 for the nine months ended September 30, 2020 and 2019, respectively.

Note 9 - Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)

Pension and Post-retirement Medical Plans
The Company sponsors a noncontributory defined benefit pension plan, under which participation and benefit accruals ceased as of December 31, 1996, and it provides retiree medical benefits, consisting of the opportunity to purchase coverage at subsidized rates under the Company's group medical plan.

Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$—	$—	$2	$2
Interest cost	246	294	3	7
Expected return on plan assets	(412)	(362)	—	—
Recognized actuarial loss (gain)	87	110	(23)	(6)
Net periodic (return) benefit cost	$(79)	$42	$(18)	$3

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$—	$—	$5	$5
Interest cost	738	882	10	23
Expected return on plan assets	(1,238)	(1,087)	—	—
Recognized actuarial loss (gain)	262	331	(68)	(17)
Net periodic (return) benefit cost	$(238)	$126	$(53)	$11

Incentive Compensation Plans

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The Company maintains a long-term equity compensation plan that provides for the grant of stock options and the award of restricted stock. There were no stock options granted, nor compensation expense associated with options recorded, during the nine months ended September 30, 2020 or 2019.
The following table summarizes information about options outstanding, exercised and forfeited as of and for the nine months ended September 30, 2020:

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
The following table summarizes the changes in restricted stock as of and for the nine months ended September 30, 2020:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	115,725	$34.00	500,932	$36.34
Awarded	81,423	35.42	270,579	32.90
Vested	—	—	(140,853)	38.67
Cancelled	(15,076)	33.29	(47,488)	35.73
Nonvested at end of period	182,072	$34.70	583,170	$34.23
During the nine months ended September 30, 2020, the Company reissued 150,387 shares from treasury in connection with awards of restricted stock. The Company recorded total stock-based compensation expense of $2,405 and $3,002 for the three months ended September 30, 2020 and 2019, respectively and $8,153 and $7,721 for the nine months ended September 30, 2020 and 2019, respectively.

Note 10 – Derivative Instruments
(In Thousands)
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company also from time to time enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2020, the Company had notional amounts of $272,136 on interest rate contracts with corporate customers and $272,136 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed-rate loans.

In June 2014, the Company entered into two forward interest rate swap contracts on floating rate liabilities at the Bank level with notional amounts of $15,000 each. The interest rate swap contracts are each accounted for as a cash flow hedge with the objective of protecting against any interest rate volatility on future Federal Home Loan Bank (“FHLB”) borrowings for a four-year and five-year period beginning June 1, 2018 and December 3, 2018 and ending June 2022 and June 2023, respectively. Under these contracts, the Bank pays a fixed interest rate and receives a variable interest rate based on the three-month LIBOR plus a pre-determined spread, with quarterly net settlements.

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
In July 2020, the Company entered into two forward interest rate swap contracts on floating rate liabilities with a notional amount of $25,000 each. Both interest rate swap contracts are accounted for as a cash flow hedge with the objective of protecting against any interest rate volatility on future FHLB borrowings, one contract for a seven-year period beginning on July 14, 2022 and ending on July 14, 2029, the other contract for a five-year period beginning on July 31, 2022 and ending on July 31, 2027. Under both contracts, the Company pays a fixed interest rate and receives a variable interest rate based on one-month LIBOR with monthly net settlements.
In August 2020, the Company entered into a forward interest rate swap contract on floating rate liabilities with a notional amount of $25,000. The interest rate swap contract is accounted for as a cash flow hedge with the objective of protecting against any interest rate volatility on future FHLB borrowings for a seven-year period beginning on August 14, 2022 and ending on August 14, 2029. Under this contract, the Company pays a fixed interest rate and receives a variable interest rate based on one-month LIBOR with monthly net settlements.
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable-rate residential mortgage loans. The notional amount of commitments to fund fixed-rate and adjustable-rate mortgage loans was $755,721 and $215,751 at September 30, 2020 and December 31, 2019, respectively. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors. The notional amount of commitments to sell residential mortgage loans to secondary market investors was $760,000 and $414,000 at September 30, 2020 and December 31, 2019, respectively.
The following table provides details on the Company’s derivative financial instruments as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivative assets:
Designated as hedging instruments:
Interest rate swap	Other Assets	$468	$—
Totals		$468	$—
Not designated as hedging instruments:
Interest rate contracts	Other Assets	$11,566	$3,880
Interest rate lock commitments	Other Assets	28,185	4,579
Forward commitments	Other Assets	59	39
Totals		$39,810	$8,498
Derivative liabilities:
Designated as hedging instruments:
Interest rate swaps	Other Liabilities	$9,004	$5,021
Totals		$9,004	$5,021
Not designated as hedging instruments:
Interest rate contracts	Other Liabilities	$11,566	$3,880
Interest rate lock commitments	Other Liabilities	—	3
Forward commitments	Other Liabilities	2,511	1,096
Totals		$14,077	$4,979

Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Interest rate contracts:
Included in interest income on loans	$451	$950	$1,710	$2,985
Interest rate lock commitments:
Included in mortgage banking income	(1,135)	(444)	23,610	2,954
Forward commitments
Included in mortgage banking income	2,754	3,526	(1,395)	3,006
Total	$2,070	$4,032	$23,925	$8,945

For the Company’s derivatives designated as cash flow hedges, changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the nine months ended September 30, 2020 or 2019. The impact on other comprehensive income for the nine months ended September 30, 2020 and 2019, respectively, can be seen at Note 13, “Other Comprehensive Income.”

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Gross amounts recognized	$527	$61	$23,198	$9,974
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	527	61	23,198	9,974
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	527	61	527	61
Financial collateral pledged	—	—	18,400	8,698
Net amounts	$—	$—	$4,271	$1,215

Note 11 – Income Taxes

(In Thousands)

The following table is a summary of the Company’s temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates presented.

	September 30,	December 31,
	2020	2019
Deferred tax assets
Allowance for credit losses	$45,891	$14,304
Loans	11,579	10,284
Deferred compensation	11,605	12,050
Impairment of assets	1,631	1,108
Net operating loss carryforwards	2,607	9,387
Lease liabilities under operating leases	22,271	22,686
Other	208	934
Total deferred tax assets	95,792	70,753
Deferred tax liabilities
Net unrealized gains on securities	6,057	190
Investment in partnerships	982	967
Fixed assets	7,688	2,952
Mortgage servicing rights	14,121	13,472
Junior subordinated debt	2,237	2,304
Lease right-of-use asset	21,203	21,727
Other	1,457	1,859
Total deferred tax liabilities	53,745	43,471
Net deferred tax assets	$42,047	$27,282

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

For the nine months ended September 30, 2020 and 2019, the Company recorded a provision for income taxes totaling $13,022 and $38,667, respectively. The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences. The effective tax rate was 20.28% and 23.04% for the nine months ended September 30, 2020 and 2019, respectively.
The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the state departments of revenue for the years ending December 31, 2015 through December 31, 2019.
The Company acquired both federal and state net operating losses as part of its previous acquisitions with varying expiration periods. The federal and state net operating losses acquired in its acquisition of Brand Group Holdings, Inc. (“Brand”) were $81,288 and $55,067, respectively, as of the September 1, 2018 acquisition date, all created in 2018. As part of The Tax Cuts and Jobs Act and corresponding state tax laws, the federal net operating losses and the majority of the state net operating losses created by Brand have an indefinite carryforward period. As of September 30, 2020, there are federal and state net operating losses acquired in the Brand acquisition without expiration periods of $2,248 and $28,495, respectively. The federal and state net operating losses acquired in the Company’s acquisition of Heritage Financial Group, Inc. (“Heritage”) in 2015 were $18,321 and $16,849, respectively, of which $3,269 and $2,446 remain to be utilized as of September 30, 2020. The net operating losses related to the Heritage acquisition begin to expire in 2029 and are expected to be utilized. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the period ending September 30, 2020.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
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
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
September 30, 2020
Financial assets:
Trust preferred securities	$—	$—	$8,492	$8,492
Other available for sale securities	—	1,284,896	—	1,284,896
Total securities available for sale	—	1,284,896	8,492	1,293,388
Derivative instruments	—	40,278	—	40,278
Mortgage loans held for sale in loans held for sale	—	399,773	—	399,773
Total financial assets	$—	$1,724,947	$8,492	$1,733,439
Financial liabilities:
Derivative instruments:	$—	$23,081	$—	$23,081

	Level 1	Level 2	Level 3	Totals
December 31, 2019
Financial assets:
Trust preferred securities	$—	$—	$9,986	$9,986
Other available for sale securities	—	1,280,627	—	1,280,627
Total securities available for sale	—	1,280,627	9,986	1,290,613
Derivative instruments	—	8,498	—	8,498
Mortgage loans held for sale in loans held for sale	—	318,272	—	318,272
Total financial assets	$—	$1,607,397	$9,986	$1,617,383
Financial liabilities:
Derivative instruments	$—	$10,000	$—	$10,000

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the nine months ended September 30, 2020.
The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	2020	2019
Three Months Ended September 30, 2020	Trust preferred securities	Trust preferred securities
Three Months Ended September 30,
Balance at beginning of period	$7,679	$10,386
Accretion included in net income	8	9
Unrealized gains (losses) included in other comprehensive income	840	(439)
Settlements	(35)	(94)
Balance at end of period	$8,492	$9,862

Nine Months Ended September 30,
Balance at beginning of period	$9,986	$10,633
Accretion included in net income	26	26
Unrealized losses included in other comprehensive income	(1,382)	(572)
Settlements	(138)	(225)
Balance at end of period	$8,492	$9,862

For each of the three and nine months ended September 30, 2020 and 2019, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of September 30, 2020 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$8,492	Discounted cash flows	Default rate	0-100%

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

September 30, 2020	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$11,050	$11,050
OREO	—	—	1,788	1,788
Mortgage servicing rights	—	—	57,600	57,600
Total	$—	$—	$70,438	$70,438

December 31, 2019	Level 1	Level 2	Level 3	Totals
Impaired loans	$—	$—	$27,348	$27,348
OREO	—	—	2,820	2,820
Mortgage servicing rights	—	—	53,208	53,208
Total	$—	$—	$83,376	$83,376

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Impaired loans: Loans considered impaired are reserved for at the time the loan is identified as impaired taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Impaired loans that were measured or re-measured at fair value had a carrying value of $19,775 and $29,606 at September 30, 2020 and December 31, 2019, respectively, and a specific reserve for these loans of $8,725 and $2,258 was included in the allowance for credit losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets as of the dates presented:

	September 30, 2020	December 31, 2019
Carrying amount prior to remeasurement	$2,750	$3,726
Impairment recognized in results of operations	(962)	(906)
Fair value	$1,788	$2,820

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at September 30, 2020 and December 31, 2019. There were $13,694 of valuation adjustments on MSRs during the nine months ended September 30, 2020 and $1,836 of valuation adjustments recognized during the twelve months ended December 31, 2019.
The following table presents information as of September 30, 2020 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Impaired loans	$11,050	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$1,788	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net gains of $10,876 and $3,895 resulting from fair value changes of these mortgage loans were recorded in income during the nine months ended September 30, 2020 and 2019, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2020 and December 31, 2019:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2020
Mortgage loans held for sale measured at fair value	$399,773	$378,785	$20,988

December 31, 2019
Mortgage loans held for sale measured at fair value	$318,272	$308,160	$10,112

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of September 30, 2020	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$414,105	$414,105	$—	$—	$414,105
Securities available for sale	1,293,388	—	1,284,896	8,492	1,293,388
Loans held for sale	399,773	—	399,773	—	399,773
Loans, net	10,916,640	—	—	10,847,520	10,847,520
Mortgage servicing rights	57,600	—	—	57,600	57,600
Derivative instruments	40,278	—	40,278	—	40,278
Financial liabilities
Deposits	$11,934,140	$10,100,060	$1,852,653	$—	$11,952,713
Short-term borrowings	42,624	42,624	—	—	42,624
Federal Home Loan Bank advances	152,210	—	158,952	—	158,952
Junior subordinated debentures	110,649	—	89,591	—	89,591
Subordinated notes	212,223	—	212,550	—	212,550
Derivative instruments	23,081	—	23,081	—	23,081

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of December 31, 2019	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$414,930	$414,930	$—	$—	$414,930
Securities available for sale	1,290,613	—	1,280,627	9,986	1,290,613
Loans held for sale	318,272	—	318,272	—	318,272
Loans, net	9,637,476	—	—	9,321,039	9,321,039
Mortgage servicing rights	53,208	—	—	53,208	53,208
Derivative instruments	8,498	—	8,498	—	8,498
Financial liabilities
Deposits	$10,213,168	$8,052,536	$2,158,431	$—	$10,210,967
Short-term borrowings	489,091	489,091	—	—	489,091
Federal Home Loan Bank advances	152,337	—	152,321	—	152,321
Junior subordinated debentures	110,215	—	104,480	—	104,480
Subordinated notes	113,955	—	117,963	—	117,963
Derivative instruments	10,000	—	10,000	—	10,000

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended September 30, 2020
Securities available for sale:
Unrealized holding gains on securities	$519	$131	$388
Total securities available for sale	519	131	388
Derivative instruments:
Unrealized holding gains on derivative instruments	1,576	401	1,175
Total derivative instruments	1,576	401	1,175
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	65	17	48
Total defined benefit pension and post-retirement benefit plans	65	17	48
Total other comprehensive income	$2,160	$549	$1,611
Three months ended September 30, 2019
Securities available for sale:
Unrealized holding losses on securities	$(84)	$(22)	$(62)
Reclassification adjustment for losses realized in net income	2,516	640	1,876
Total securities available for sale	2,432	618	1,814
Derivative instruments:
Unrealized holding losses on derivative instruments	(949)	(241)	(708)
Total derivative instruments	(949)	(241)	(708)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	104	26	78
Total defined benefit pension and post-retirement benefit plans	104	26	78
Total other comprehensive income	$1,587	$403	$1,184

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Nine months ended September 30, 2020
Securities available for sale:
Unrealized holding gains on securities	$26,404	$6,719	$19,685
Reclassification adjustment for gains realized in net income	(31)	(8)	(23)
Total securities available for sale	26,373	6,711	19,662
Derivative instruments:
Unrealized holding losses on derivative instruments	(3,516)	(895)	(2,621)
Total derivative instruments	(3,516)	(895)	(2,621)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	195	50	145
Total defined benefit pension and post-retirement benefit plans	195	50	145
Total other comprehensive income	$23,052	$5,866	$17,186

Nine months ended September 30, 2019
Securities available for sale:
Unrealized holding gains on securities	$27,695	$7,047	$20,648
Reclassification adjustment for losses realized in net income	2,511	639	1,872
Total securities available for sale	30,206	7,686	22,520
Derivative instruments:
Unrealized holding losses on derivative instruments	(4,244)	(1,080)	(3,164)
Total derivative instruments	(4,244)	(1,080)	(3,164)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	314	80	234
Total defined benefit pension and post-retirement benefit plans	314	80	234
Total other comprehensive income	$26,276	$6,686	$19,590

The accumulated balances for each component of other comprehensive income, net of tax, were as follows as of the dates presented:

	September 30, 2020	December 31, 2019
Unrealized gains on securities	$41,225	$21,563
Non-credit related portion of previously recorded other-than-temporary impairment on securities	(11,319)	(11,319)
Unrealized losses on derivative instruments	(5,468)	(2,847)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(6,488)	(6,633)
Total accumulated other comprehensive income	$17,950	$764

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

	Three Months Ended
	September 30,
	2020	2019
Basic
Net income applicable to common stock	$29,992	$37,446
Average common shares outstanding	56,185,884	58,003,215
Net income per common share - basic	$0.53	$0.65
Diluted
Net income applicable to common stock	$29,992	$37,446
Average common shares outstanding	56,185,884	58,003,215
Effect of dilutive stock-based compensation	200,269	189,204
Average common shares outstanding - diluted	56,386,153	58,192,419
Net income per common share - diluted	$0.53	$0.64

	Nine Months Ended
	September 30,
	2020	2019
Basic
Net income applicable to common stock	$52,130	$129,181
Average common shares outstanding	56,294,984	58,347,840
Net income per common share - basic	$0.93	$2.21
Diluted
Net income applicable to common stock	$52,130	$129,181
Average common shares outstanding	56,294,984	58,347,840
Effect of dilutive stock-based compensation	173,593	160,742
Average common shares outstanding - diluted	56,468,577	58,508,582
Net income per common share - diluted	$0.92	$2.21

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	September 30,
	2020	2019
Number of shares	237,212	691
Exercise prices (for stock option awards)	—	—

	Nine Months Ended
	September 30,
	2020	2019
Number of shares	255,448	1,334
Exercise prices (for stock option awards)	—	—

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	September 30, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,281,318	9.17%	$1,262,588	10.37%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,174,260	10.80%	1,156,828	11.12%
Tier 1 Capital to Risk-Weighted Assets	1,281,318	11.79%	1,262,588	12.14%
Total Capital to Risk-Weighted Assets	1,618,837	14.89%	1,432,949	13.78%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,344,938	9.64%	$1,331,809	10.95%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,344,938	12.38%	1,331,809	12.81%
Tier 1 Capital to Risk-Weighted Assets	1,344,938	12.38%	1,331,809	12.81%
Total Capital to Risk-Weighted Assets	1,470,402	13.53%	1,388,553	13.36%

Common equity Tier 1 capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. The required capital conservation buffer is 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. As shown in the tables above, as of September 30, 2020, the Company’s CET1 capital was in excess of the capital conservation buffer.

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
The following table provides financial information for the Company’s operating segments as of and for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended September 30, 2020
Net interest income (loss)	$108,909	$126	$403	$(3,152)	$106,286
Provision for loan losses	22,408	—	692	—	23,100
Noninterest income	63,918	2,694	4,714	(398)	70,928
Noninterest expense	110,430	1,974	3,818	288	116,510
Income (loss) before income taxes	39,989	846	607	(3,838)	37,604
Income tax expense (benefit)	8,383	217	—	(988)	7,612
Net income (loss)	$31,606	$629	$607	$(2,850)	$29,992

Total assets	$14,694,683	$30,138	$68,261	$15,851	$14,808,933
Goodwill	$936,916	$2,767	—	—	$939,683

Three months ended September 30, 2019
Net interest income (loss)	$111,696	$177	$485	$(3,533)	$108,825
Provision for loan losses	1,700	—	—	—	1,700
Noninterest income	31,911	2,533	3,859	(350)	37,953
Noninterest expense	90,996	1,948	3,287	269	96,500
Income (loss) before income taxes	50,911	762	1,057	(4,152)	48,578
Income tax expense (benefit)	12,009	200	—	(1,077)	11,132
Net income (loss)	$38,902	$562	$1,057	$(3,075)	$37,446

Total assets	$12,922,205	$27,448	$70,973	$19,048	$13,039,674
Goodwill	$936,916	$2,767	—	—	$939,683

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Nine months ended September 30, 2020
Net interest income (loss)	$325,879	$424	$1,250	$(8,883)	$318,670
Provision for credit losses on loans	75,481	—	869	—	76,350
Noninterest income (loss)	152,716	7,787	13,370	(1,205)	172,668
Noninterest expense (benefit)	332,490	5,708	11,215	423	349,836
Income (loss) before income taxes	70,624	2,503	2,536	(10,511)	65,152
Income tax expense (benefit)	15,088	658	—	(2,724)	13,022
Net income (loss)	$55,536	$1,845	$2,536	$(7,787)	$52,130

Total assets	$14,694,683	$30,138	$68,261	$15,851	$14,808,933
Goodwill	$936,916	$2,767	$—	$—	$939,683

Nine months ended September 30, 2019
Net interest income (loss)	$343,418	$516	$1,244	$(10,406)	$334,772
Provision for credit losses on loans	4,100	—	—	—	4,100
Noninterest income	97,789	7,634	11,408	(1,033)	115,798
Noninterest expense	261,905	5,661	10,199	857	278,622
Income (loss) before income taxes	175,202	2,489	2,453	(12,296)	167,848
Income tax expense (benefit)	41,205	648	—	(3,186)	38,667
Net income (loss)	$133,997	$1,841	$2,453	$(9,110)	$129,181

Total assets	$12,922,205	$27,448	$70,973	$19,048	$13,039,674
Goodwill	$936,916	$2,767	$—	$—	$939,683

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
In the current environment, one of the most important factors that could cause the Company’s actual results to differ materially from those in forward-looking statements is the continued impact of the COVID-19 pandemic and related governmental measures to respond to the pandemic on the United States economy and the economies of the markets in which the Company operates. In this Form 10-Q, the Company addresses the historical impact of the pandemic on certain aspects of the Company’s operations and sets forth certain expectations regarding the COVID-19 pandemic’s future impact on the Company’s business, financial condition, results of operations, liquidity, asset quality, capital, cash flows and prospects. The Company believes that its statements regarding future events and conditions in light of the COVID-19 pandemic are reasonable, but these statements are based on assumptions regarding, among other things, how long the pandemic will continue, the duration, extent and effectiveness of the governmental measures implemented to contain the pandemic and ameliorate its impact on businesses and individuals throughout the United States, and the impact of the pandemic and the government’s virus containment measures on national and local economies, all of which are out of the Company’s control. If the Company’s assumptions underlying its statements about future events prove to be incorrect, the Company’s business, financial condition, results of operations, liquidity, asset quality, capital, cash flows and prospects may be materially and adversely affected.
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

COVID-19 Response Update
The Company reopened its branch lobbies to the public on October 19, 2020, subject to capacity limitations, mask-wearing and social distancing requirements designed to promote the safety of our clients and employees. Also, the additional measures the Company implemented to minimize Company employees’ exposure to COVID-19, such as working remotely, reconfiguring work spaces to promote social distancing and adjusting staff levels, remain in place. As discussed in more detail below, in the third quarter of 2020, the Company continued to incur expenses, primarily related to employee overtime and other employee benefit costs, in its response to the COVID-19 pandemic and expects that these elevated expenses will continue in future periods even while conditions presenting significant challenges to growth persist. Readers are directed to the cautionary note regarding forward-looking statements at the beginning of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company has been active in the Paycheck Protection Program (“PPP”) and as of September 30, 2020, the balance of such loans included in the Company’s Consolidated Balance Sheets approximated $1,307,972. The impact of these loans on the Company’s results of operations is discussed in more detail below.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at September 30, 2020 compared to December 31, 2019.
Assets
Total assets were $14,808,933 at September 30, 2020 compared to $13,400,618 at December 31, 2019.
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

	September 30, 2020		December 31, 2019
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
U.S. Treasury securities	$7,112	0.55%	$499	0.04%
Obligations of other U.S. Government agencies and corporations	1,515	0.12	2,531	0.20
Obligations of states and political subdivisions	277,640	21.47	223,131	17.29
Mortgage-backed securities	933,330	72.15	998,101	77.33
Trust preferred securities	8,492	0.66	9,986	0.77
Other debt securities	65,299	5.05	56,365	4.37
	$1,293,388	100.00%	$1,290,613	100.00%
During the nine months ended September 30, 2020, we purchased $304,955 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised approximately 64% of these purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Obligations of state and political subdivisions comprised approximately 29% of purchases made during the first nine months of 2020.
Proceeds from maturities, calls and principal payments on securities during the first nine months of 2020 totaled $314,363. The Company sold municipal securities and residential mortgage backed securities with a carrying value of $8,742 at the time of sale for net proceeds of $8,773, resulting in net gain on sale of $31 during the first nine months of 2020. Proceeds from the maturities, calls and principal payments on securities during the first nine months of 2019 totaled $192,520. During the first nine months of 2019, the Company sold municipal securities and commercial and residential mortgage backed securities as well as other debt and equity securities with a carrying value of $212,137 at the time of sale for net proceeds of $212,485, resulting in a net gain on sale of $348.

For more information about the Company’s security portfolio, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans Held for Sale
Loans held for sale, which consist of residential mortgage loans being held until they are sold on the secondary market, were $399,773 at September 30, 2020, as compared to $318,272 at December 31, 2019. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Loans
Total loans, excluding loans held for sale, were $11,084,738 at September 30, 2020 and $9,689,638 at December 31, 2019. Non purchased loans totaled $9,424,224 at September 30, 2020 compared to $7,587,974 at December 31, 2019. Loans purchased in previous acquisitions totaled $1,660,514 and $2,101,664 at September 30, 2020 and December 31, 2019, respectively.
The tables below set forth the balance of loans, net of unearned income and excluding loans held for sale, outstanding by loan type and the percentage of each loan type to total loans as of the dates presented:

	September 30, 2020
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural (1)	$2,445,294	$202,768	$2,648,062	23.89%
Lease financing, net of unearned income	82,928	—	82,928	0.75
Real estate – construction:
Residential	261,432	3,093	264,525	2.39
Commercial	477,441	31,153	508,594	4.59
Total real estate – construction	738,873	34,246	773,119	6.98
Real estate – 1-4 family mortgage:
Primary	1,517,528	245,369	1,762,897	15.90
Home equity	442,380	95,235	537,615	4.85
Rental/investment	272,811	33,567	306,378	2.76
Land development	136,573	16,931	153,504	1.38
Total real estate – 1-4 family mortgage	2,369,292	391,102	2,760,394	24.89
Real estate – commercial mortgage:
Owner-occupied	1,316,408	355,994	1,672,402	15.09
Non-owner occupied	2,176,562	577,679	2,754,241	24.85
Land development	117,672	32,694	150,366	1.36
Total real estate – commercial mortgage	3,610,642	966,367	4,577,009	41.30
Installment loans to individuals	177,195	66,031	243,226	2.19
Total loans, net of unearned income	$9,424,224	$1,660,514	$11,084,738	100.00%
(1)Includes PPP loans of $1,307,972 as of September 30, 2020.

	December 31, 2019
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural	$1,052,353	$315,619	$1,367,972	14.12%
Lease financing, net of unearned income	81,875	—	81,875	0.84
Real estate – construction:
Residential	272,643	16,407	289,050	2.98
Commercial	502,258	35,175	537,433	5.55
Total real estate – construction	774,901	51,582	826,483	8.53
Real estate – 1-4 family mortgage:
Primary	1,449,219	332,729	1,781,948	18.39
Home equity	456,265	117,275	573,540	5.92
Rental/investment	291,931	43,169	335,100	3.46
Land development	152,711	23,314	176,025	1.82
Total real estate – 1-4 family mortgage	2,350,126	516,487	2,866,613	29.59
Real estate – commercial mortgage:
Owner-occupied	1,209,204	428,077	1,637,281	16.90
Non-owner occupied	1,803,587	647,308	2,450,895	25.29
Land development	116,085	40,004	156,089	1.61
Total real estate – commercial mortgage	3,128,876	1,115,389	4,244,265	43.80
Installment loans to individuals	199,843	102,587	302,430	3.12
Total loans, net of unearned income	$7,587,974	$2,101,664	$9,689,638	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2020, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
The Company participated in the Paycheck Protection Program (“PPP”) until its closure in August 2020. As of September 30, 2020, we had $1,307,972 in PPP loans included in our commercial, financial and agricultural loan portfolio.
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $11,934,140 and $10,213,168 at September 30, 2020 and December 31, 2019, respectively. Noninterest-bearing deposits were $3,758,242 and $2,551,770 at September 30, 2020 and December 31, 2019, respectively, while interest-bearing deposits were $8,175,898 and $7,661,398 at September 30, 2020 and December 31, 2019, respectively.
The growth in noninterest-bearing deposits across the Company’s footprint during the current year is driven by the Company’s PPP lending (as loan proceeds have been held as Company deposits until utilization), other government stimulus and client sentiment to maintain liquidity. Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits. Noninterest bearing deposits represented 31.49% of total deposits at September 30, 2020, as compared to 24.99% of total deposits at December 31, 2019. Under certain circumstances, however, management may seek to acquire public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from municipalities, including school boards and utilities. Public fund deposits were $1,359,022 and $1,367,827 at September 30, 2020 and December 31, 2019, respectively.
Borrowed Funds
Total borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the FHLB, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include federal funds purchased, securities sold under agreements to repurchase, and short-term FHLB advances. In the first nine months of 2020, we used the proceeds of our deposit growth and other sources of liquidity to reduce our short-term borrowings. The following table presents our short-term borrowings by type as of the dates presented:

	September 30, 2020	December 31, 2019
	Balance	Balance
Security repurchase agreements	$12,624	$9,091
Short-term borrowings from the FHLB	30,000	480,000
	$42,624	$489,091
At September 30, 2020, long-term debt consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The following table presents our long-term debt by type as of the dates presented:

	September 30, 2020	December 31, 2019
	Balance	Balance
Long-term FHLB advances	$152,210	$152,337
Junior subordinated debentures	110,649	110,215
Subordinated notes	212,223	113,955
	$475,082	$376,507
Long-term FHLB borrowings are generally used to match-fund against large, fixed rate commercial or real estate loans with long-term maturities, which helps mitigate interest rate exposure when rates rise. In the fourth quarter of 2019, however, as interest rates declined following the Federal Reserve’s interest rate cuts, we used long-term FHLB borrowings as a source of liquidity in lieu of higher-costing deposits, which had not repriced as quickly following the interest rate cuts. These borrowings were still outstanding at September 30, 2020. At September 30, 2020, there were $110 in long-term FHLB advances outstanding scheduled to mature within twelve months or less. The Company had $3,590,752 of availability on unused lines of credit with the FHLB at September 30, 2020, as compared to $3,159,942 at December 31, 2019.
On September 3, 2020, the Company completed the public offering and sale of $100,000 of its 4.50% fixed-to-floating rate subordinated notes due September 1, 2035. The subordinated notes were sold at par, resulting in net proceeds, after deducting underwriting discounts and expenses, of approximately $98,299. The Company intends to use the net proceeds from this offering for general corporate purposes, which may include providing capital to support the Company’s organic growth or growth through strategic acquisitions, repaying indebtedness, financing investments, capital expenditures or for investments in Renasant Bank as regulatory capital.
The Company owns other subordinated notes, the proceeds of which have been used for general corporate purposes, including providing capital to support the Company’s growth organically or through strategic acquisitions, repaying indebtedness and financing investments and capital expenditures, and for investments in the Bank as regulatory capital. The subordinated notes qualify as Tier 2 capital under the current regulatory guidelines.
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

Results of Operations

Net Income
Net income for the third quarter of 2020 was $29,992 compared to net income of $37,446 for the third quarter of 2019. Basic and diluted earnings per share (“EPS”) for the third quarter of 2020 were $0.53, as compared to basic EPS of $0.65 and diluted EPS of $0.64 for the third quarter of 2019. Net income for the nine months ended September 30, 2020, was $52,130 compared to net income of $129,181 for the same period in 2019. Basic and diluted EPS were $0.93 and $0.92 for the first nine months of 2020, respectively, as compared to $2.21 for the first nine months of 2019. As discussed in more detail below, our net income was significantly impacted by expenses associated with the adoption of CECL, the COVID-19 pandemic (including provision expense related thereto), and an adjustment to the valuation of our mortgage servicing rights (“MSR”).
From time to time, the Company incurs expenses and charges in connection with certain transactions with respect to which management is unable to accurately predict when these expenses or charges will be incurred or, when incurred, the amount of such expenses or charges. The following table presents the impact of these expenses and charges on reported EPS for the dates presented. The “COVID-19 related expenses” line item in the table below primarily consists of (a) employee overtime and employee benefit accruals directly related to the Company’s response to both the COVID-19 pandemic itself and federal legislation enacted to address the pandemic, such as the CARES Act, and (b) expenses associated with supplying branches with protective equipment and sanitation supplies (such as floor markings and cautionary signage for branches, face coverings and hand sanitizer) as well as more frequent and rigorous branch cleaning. The MSR valuation adjustment is discussed below under the “Noninterest Income” heading in this Item.

	Three Months Ended
	September 30, 2020			September 30, 2019
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
MSR valuation adjustment	$(828)	$(650)	$(0.01)	$3,132	$2,414	$0.04
COVID-19 related expenses	570	448	0.01	—	—	—

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
MSR valuation adjustment	$13,694	$10,916	$0.19	$3,132	$2,410	$0.04
COVID-19 related expenses	9,730	7,758	0.14	—	—	—
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 60.33% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the third quarter of 2020 and 65.21% of total revenue for the first nine months of 2020. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $106,286 and $318,670 for the three and nine months ended September 30, 2020, respectively, as compared to $108,825 and $334,772 for the same respective periods in 2019. On a tax equivalent basis, net interest income was $107,885 and $323,659 for the three and nine months ended September 30, 2020, respectively, as compared to $110,276 and $339,130 for the same respective time periods in 2019.
The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment:
Non purchased	$8,012,741	$81,281	4.04%	$6,792,021	$85,084	4.97%
Purchased	1,723,714	24,034	5.55	2,317,231	36,330	6.22
Paycheck Protection Program	1,305,229	7,449	2.27	—	—	—
Total loans held for investment	11,041,684	112,764	4.06	9,109,252	121,414	5.29
Loans held for sale	378,225	3,144	3.31	385,437	3,977	4.09
Securities:
Taxable(1)	1,003,886	5,473	2.17	1,040,302	7,200	2.75
Tax-exempt	265,679	2,205	3.30	187,376	1,846	3.91
Interest-bearing balances with banks	344,948	91	0.10	271,278	1,490	2.18
Total interest-earning assets	13,034,422	123,677	3.77	10,993,645	135,927	4.91
Cash and due from banks	210,278			173,156
Intangible assets	972,394			975,306
Other assets	711,065			704,024
Total assets	$14,928,159			$12,846,131
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$5,405,085	$4,839	0.36%	$4,740,426	$10,769	0.90%
Savings deposits	796,841	167	0.08	652,121	355	0.22
Time deposits	1,907,918	6,804	1.42	2,326,963	10,390	1.77
Total interest-bearing deposits	8,109,844	11,810	0.58	7,719,510	21,514	1.11
Borrowed funds	719,800	3,982	2.20	308,931	4,137	5.31
Total interest-bearing liabilities	8,829,644	15,792	0.71	8,028,441	25,651	1.27
Noninterest-bearing deposits	3,723,059			2,500,810
Other liabilities	255,956			185,343
Shareholders’ equity	2,119,500			2,131,537
Total liabilities and shareholders’ equity	$14,928,159			$12,846,131
Net interest income/net interest margin		$107,885	3.29%		$110,276	3.98%
(1)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which we operate.
(2)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment:
Non purchased	$7,847,197	$251,671	4.28%	$6,624,266	$250,190	5.05%
Purchased	1,877,449	80,226	5.71	2,446,863	115,298	6.30
Paycheck Protection Program	725,891	13,335	2.45	—	—	—
Total loans held for investment	10,450,537	345,232	4.41	9,071,129	365,488	5.39
Loans held for sale	351,975	9,108	3.46	361,415	15,004	5.55
Securities:
Taxable(1)	1,034,189	19,148	2.47	1,062,261	22,792	2.87
Tax-exempt	251,744	6,609	3.51	185,370	5,728	4.13
Interest-bearing balances with banks	387,116	1,098	0.38	263,967	4,778	2.42
Total interest-earning assets	12,475,561	381,195	4.08	10,944,142	413,790	5.06
Cash and due from banks	203,582			181,140
Intangible assets	974,182			975,579
Other assets	717,628			680,140
Total assets	$14,370,953			$12,781,001
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$5,166,393	$19,616	0.51%	$4,755,948	$31,338	0.88%
Savings deposits	741,933	592	0.11	642,523	976	0.20
Time deposits	2,019,173	23,967	1.59	2,358,031	29,963	1.70
Total interest-bearing deposits	7,927,499	44,175	0.74	7,756,502	62,277	1.07
Borrowed funds	849,494	13,361	2.10	341,903	12,383	4.84
Total interest-bearing liabilities	8,776,993	57,536	0.88	8,098,405	74,660	1.23
Noninterest-bearing deposits	3,251,612			2,413,619
Other liabilities	233,730			169,068
Shareholders’ equity	2,108,618			2,099,909
Total liabilities and shareholders’ equity	$14,370,953			$12,781,001
Net interest income/net interest margin		$323,659	3.47%		$339,130	4.14%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. As discussed in more detail below, for both the three and nine months ended September 30, 2020, as compared to the same respective periods in 2019, the decline in loan yields as a result of the Federal Reserve’s decision to cut interest rates as well as changes in the mix of earning assets during the quarter due to increased liquidity on the balance sheet were the largest contributing factors to the decrease in net interest income. The Company has continued to focus on lowering the cost of funding through growing noninterest-bearing deposits and aggressively lowering interest rates on interest-bearing deposits.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for both the three and nine months ended September 30, 2020, as compared to the same respective periods in 2019 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute value of amounts calculated):

	Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
	Volume	Rate	Net
Interest income:
Loans held for investment:
Non purchased	$13,736	$(17,539)	$(3,803)
Purchased	(8,643)	(3,653)	(12,296)
Paycheck Protection Program	7,449	—	7,449
Loans held for sale	(185)	(648)	(833)
Securities:
Taxable	(247)	(1,480)	(1,727)
Tax-exempt	678	(319)	359
Interest-bearing balances with banks	317	(1,716)	(1,399)
Total interest-earning assets	13,105	(25,355)	(12,250)
Interest expense:
Interest-bearing demand deposits	1,328	(7,258)	(5,930)
Savings deposits	66	(254)	(188)
Time deposits	(1,702)	(1,884)	(3,586)
Borrowed funds	3,246	(3,401)	(155)
Total interest-bearing liabilities	2,938	(12,797)	(9,859)
Change in net interest income	$10,167	$(12,558)	$(2,391)

	Nine months ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
	Volume	Rate	Net
Interest income:
Loans held for investment:
Non purchased	$42,312	$(40,831)	$1,481
Purchased	(24,981)	(10,091)	(35,072)
Paycheck Protection Program	13,335	—	13,335
Loans held for sale	(4,186)	(1,710)	(5,896)
Securities:
Taxable	(586)	(3,058)	(3,644)
Tax-exempt	1,837	(956)	881
Interest-bearing balances with banks	1,560	(5,240)	(3,680)
Total interest-earning assets	29,291	(61,886)	(32,595)
Interest expense:
Interest-bearing demand deposits	2,514	(14,236)	(11,722)
Savings deposits	133	(517)	(384)
Time deposits	(4,095)	(1,901)	(5,996)
Borrowed funds	10,858	(9,880)	978
Total interest-bearing liabilities	9,410	(26,534)	(17,124)
Change in net interest income	$19,881	$(35,352)	$(15,471)
Interest income, on a tax equivalent basis, was $123,677 and $381,195, respectively, for the three and nine months ended September 30, 2020, as compared to $135,927 and $413,790, respectively, for the same periods in 2019. This decrease in interest income, on a tax equivalent basis, is due primarily to the aforementioned interest rate cuts by the Federal Reserve and changes in the mix of earning assets during the quarter due to increased liquidity on the balance sheet, the effects of which the Company was able to partially offset by loan growth.
The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Loans held for investment excl. PPP	74.70%	82.86%	4.30%	5.29%
Paycheck Protection Program	10.01	—	2.27	—
Loans held for sale	2.90	3.51	3.31	4.09
Securities	9.74	11.17	2.41	2.92
Other	2.65	2.46	0.10	2.18
Total earning assets	100.00%	100.00%	3.77%	4.91%

	Percentage of Total Average Earning Assets		Yield
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Loans held for investment excl. PPP	77.95%	82.89%	4.56%	5.39%
Paycheck Protection Program	5.82	—	2.45	—
Loans held for sale	2.82	3.30	3.46	5.55
Securities	10.31	11.40	2.68	3.06
Interest-bearing balances with banks	3.10	2.41	0.38	2.42
Total earning assets	100.00%	100.00%	4.08%	5.06%

For the third quarter of 2020, interest income on loans held for investment, on a tax equivalent basis, decreased $8,650 to $112,764 from $121,414 in the same period in 2019. For the nine months ended September 30, 2020, interest income on loans held for investment, on a tax equivalent basis, decreased $20,256 to $345,232 from $365,488 in the same period in 2019. Interest income attributable to PPP loans included in loan interest income for the third quarter of 2020 was $7,449, which consisted of $3,262 in interest income and $4,187 in accretion of net origination fees. For the nine months ended September 30, 2020 interest income attributable to PPP loans included in loan interest income was $13,335, which consisted of $5,587 in interest income and $7,748 in accretion of net origination fees. As of September 30, 2020, the Company received approximately $45,611 in gross origination fees from PPP loans. Such fees, net of agent fees paid and other origination costs, are being accreted into interest income over the life of the loan. If a PPP loan is forgiven in whole or in part, as provided under the CARES Act, the Company will recognize the non-accreted portion of the net origination fee attributable to the forgiven portion of such loan as of the date of the final forgiveness determination. Interest income on loans held for investment decreased primarily due to decreases in loan yields in response to the Federal Reserve’s rate cuts and the funding of PPP loans during the quarter, which by law bear a fixed interest rate of 1.0%, significantly lower than the yield on loans originated in the ordinary course of business. PPP loans reduced margin and loan yield by 12 basis points and 23 basis points, respectively, in the third quarter of 2020 and 6 basis points and 14 basis points, respectively, in the first nine months of 2020.
For the third quarter of 2020, interest income on loans held for sale (consisting of mortgage loans held for sale), on a tax equivalent basis, decreased $833 to $3,144 from $3,977 in the same period in 2019. For the nine months ended September 30, 2020, interest income on loans held for sale, on a tax equivalent basis, decreased $5,896 to $9,108 from $15,004 in the same period in 2019. The average balance of loans held for sale during the first nine months of 2019 includes a portfolio of non-mortgage consumer loans, which earned a higher yield than mortgage loans held for sale. These non-mortgage consumer loans were reclassified to loans held for investment in the third quarter of 2019. The transfer of the higher earning assets out of loans held for sale coupled with the lower rates earned on mortgage loans held for sale during 2020 accounts for the decrease in interest income on loans held for sale from 2019.
The following table presents reported taxable equivalent yield on loans, including loans held for sale, for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Taxable equivalent interest income on loans	$115,908	$125,391	$354,340	$380,492

Average loans, including loans held for sale	11,419,909	9,494,689	10,802,512	9,432,544

Loan yield	4.04%	5.24%	4.38%	5.39%
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans, including loans held for sale, loan yield and net interest margin is shown in the following table for the period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net interest income collected on problem loans	$282	$905	$884	$3,890
Accretable yield recognized on purchased loans(1)	4,949	5,510	15,118	20,566
Total impact to interest income on loans	$5,231	$6,415	$16,002	$24,456

Impact to loan yield	0.18%	0.27%	0.20%	0.35%

Impact to net interest margin	0.16%	0.23%	0.17%	0.30%
(1)Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $2,286 and $2,564, for the third quarter of 2020 and 2019, respectively. The impact was $6,205 and $10,594 for the nine months ended September 30, 2020 and 2019, respectively. This additional interest income increased total loan yield by 8 basis points and 11 basis points for the third quarter of 2020 and 2019, respectively, while increasing net interest margin by 7 and 9 basis points for the same periods. For the nine months ended September 30, 2020 and 2019, the additional interest income increased total loan yield by 8 basis points and 15 basis points, respectively, while increasing net interest margin by 7 basis points and 13 basis points, respectively.
Investment income, on a tax equivalent basis, decreased $1,368 to $7,678 for the third quarter of 2020 from $9,046 for the third quarter of 2019. Investment income, on a tax equivalent basis, decreased $2,763 to $25,757 for the nine months ended September 30, 2020 from $28,520 for the same period in 2019. The tax equivalent yield on the investment portfolio for the third quarter of 2020 was 2.41%, down 51 basis points from 2.92% in the same period in 2019. The tax equivalent yield on the investment portfolio for the nine months ended September 30, 2020 was 2.68%, down 38 basis points from 3.06% in the same period in 2019. The decrease in taxable equivalent yield on securities was a result of an increase in premium amortization caused by the increase in prepayment speeds experienced in the Company’s mortgage backed securities portfolio given the current interest rate environment.
Interest expense was $15,792 for the third quarter of 2020 as compared to $25,651 for the same period in 2019. Interest expense for the nine months ended September 30, 2020 was $57,536 as compared to $74,660 for the same period in 2019.
The following tables present, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Noninterest-bearing demand	29.66%	23.75%	—%	—%
Interest-bearing demand	43.06	45.02	0.36	0.90
Savings	6.35	6.19	0.08	0.22
Time deposits	15.20	22.10	1.42	1.77
Short term borrowings	2.49	0.56	0.95	3.50
Long-term Federal Home Loan Bank advances	1.21	0.06	0.16	3.47
Subordinated notes	1.15	1.28	5.46	6.54
Other borrowed funds	0.88	1.04	4.32	4.89
Total deposits and borrowed funds	100.00%	100.00%	0.50%	0.97%

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Noninterest-bearing demand	27.03%	22.96%	—%	—%
Interest-bearing demand	42.95	45.25	0.51	0.88
Savings	6.17	6.11	0.11	0.20
Time deposits	16.79	22.43	1.59	1.70
Short-term borrowings	3.85	0.79	1.02	2.76
Long-term Federal Home Loan Bank advances	1.27	0.06	0.80	3.33
Subordinated notes	1.03	1.36	5.54	6.24
Other long term borrowings	0.91	1.04	4.56	4.69
Total deposits and borrowed funds	100.00%	100.00%	0.64%	0.95%
Interest expense on deposits was $11,810 and $21,514 for the three months ended September 30, 2020 and 2019, respectively. The cost of total deposits was 0.40% and 0.84% for the same respective periods. Interest expense on deposits was $44,175 and $62,277 for the nine months ended September 30, 2020 and 2019, respectively, with the costs of total deposits being 0.53% and 0.82% for the same respective periods. The decrease in both deposit expense and cost is attributable to the Company’s efforts to reduce deposit rates in order to mitigate the effect of the Federal Reserve’s rate cuts on the Company’s loan yields. During 2020, the Company has continued its efforts to grow non-interest bearing deposits, and such deposits represent 31.49% of total deposits at September 30, 2020 compared to 24.99% of total deposits at December 31, 2019. The growth in non-interest bearing deposits during the year to date has been primarily driven by the Company’s PPP lending (as loan proceeds were held as Company deposits until utilization), other government stimulus and client sentiment. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on wholesale borrowings when rates are advantageous.

Interest expense on total borrowings was $3,982 and $4,137 for the three months ended September 30, 2020 and 2019, respectively. Interest expense on total borrowings was $13,361 and $12,383 for the nine months ended September 30, 2020 and 2019, respectively. The increase in interest expense as a result of higher borrowings was offset slightly by lower interest rates charged on our FHLB advances as rates fell during 2020.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended September 30,		Nine Months Ended September 30,
2020	2019	2020	2019
1.89%	1.17%	1.60%	1.21%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify revenue sources. Noninterest income was $70,928 for the third quarter of 2020 as compared to $37,953 for the same period in 2019. Noninterest income was $172,668 for the nine months ended September 30, 2020 as compared to $115,798 for the same period in 2019.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $7,486 and $8,992 for the third quarter of 2020 and 2019, respectively, and $23,388 and $26,699 for the nine months ended September 30, 2020 and 2019, respectively. Overdraft fees, the largest component of service charges on deposits, were $4,299 for the three months ended September 30, 2020 as compared to $5,713 for the same period in 2019. These fees were $13,935 for the nine months ended September 30, 2020 compared to $17,140 for the same period in 2019. Management believes the decrease in the third quarter of 2020 and for the first nine months of the year relative to prior periods can be attributed to excess customer liquidity driven by the various government stimulus programs initiated in response to the COVID-19 pandemic as well as an overall decrease in consumer spending as shelter-in-place and similar government restrictions were imposed across the country due to the COVID-19 pandemic.
Fees and commissions were $3,402 during the third quarter of 2020 as compared to $3,090 for the same period in 2019, and were $9,427 for the first nine months of 2020 as compared to $16,608 for the same period in 2019. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. For the third quarter of 2020, interchange fees were $2,323 as compared to $2,210 for the same period in 2019. Interchange fees were $6,534 for the nine months ended September 30, 2020 as compared to $13,526 for the same period in 2019. Effective July 1, 2019, we became subject to the limitations on interchange fees imposed pursuant to §1075 of the Dodd-Frank Act (this provision, which is commonly referred to as the “Durbin Amendment,” is discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the SEC on February 27, 2020). The Durbin Amendment limitations reduced interchange fees by approximately $9,000 for the first nine months of 2020 based on the volume and dollar amount of debit card transactions processed during the respective periods.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $2,681 and $2,508 for the three months ended September 30, 2020 and 2019, respectively, and was $6,797 and $6,814 for the nine months ended September 30, 2020 and 2019, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the number of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $8 and $21 for the three months ended September 30, 2020 and 2019, respectively, and $926 and $807 for the nine months ended September 30, 2020 and 2019, respectively.
Our Wealth Management segment has two primary divisions: Trust and Financial Services. The Trust division operates on a custodial basis which includes administration of employee benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts, including personal and corporate accounts, self-directed IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds and equities offered through a third party provider. Wealth Management revenue was $4,364 for the third quarter of 2020 compared to $3,588 for the same period in 2019 and was $12,190 for the nine months ended September 30, 2020 compared to $10,513 for the same period in 2019. The market value of assets under management or administration was $3,890,374 and $3,605,350 at September 30, 2020 and September 30, 2019, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $1,253,742 in the third quarter of 2020 compared to $741,904 for the same period in 2019. Mortgage loan originations totaled $3,277,576 in the nine months ended September 30, 2020 compared to $1,680,729 for the same period in 2019. The increase in mortgage loan originations is primarily due to the current interest rate environment.

Mortgage banking income, specifically mortgage servicing income, despite a $828 recovery in the third quarter, was negatively impacted during the first nine months of 2020 by a mortgage servicing rights valuation adjustment of $13,694, as actual prepayment speeds of the mortgages the Company serviced exceeded the Company’s original estimates. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain on sales of loans, net	$45,985	$14,627	$114,327	$35,416
Fees, net	5,367	3,725	13,597	8,363
Mortgage servicing (loss) income, net	(2,466)	490	(3,491)	2,084
MSR valuation adjustment	828	(3,132)	(13,694)	(3,132)
Mortgage banking income, net	$49,714	$15,710	$110,739	$42,731
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and death benefits received on covered individuals. BOLI income was $1,267 for the three months ended September 30, 2020 as compared to $1,734 for the same period in 2019, and $3,759 for the first nine months of September 30, 2020 as compared to $4,481 for the same period in 2019.
Other noninterest income was $2,014 and $1,988 for the three months ended September 30, 2020 and 2019, respectively, and $6,337 and $7,604 for the nine months ended September 30, 2020 and 2019, respectively. Other noninterest income includes income from our SBA banking division and other miscellaneous income and can fluctuate based on production in our SBA banking division and recognition of other nonseasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended September 30,		Nine Months Ended September 30,
2020	2019	2020	2019
3.10%	2.98%	3.25%	2.91%
Noninterest expense was $116,510 and $96,500 for the third quarter of 2020 and 2019, respectively, and was $349,836 and $278,622 for the nine months ended September 30, 2020 and 2019, respectively.
Salaries and employee benefits increased $9,981 to $75,406 for the third quarter of 2020 as compared to $65,425 for the same period in 2019. Salaries and employee benefits increased $44,856 to $227,956 for the nine months ended September 30, 2020 as compared to $183,100 for the same period in 2019. The increase in salaries and employee benefits is primarily due to the strategic production hires the Company made throughout its footprint during the last nine months of 2019 as well as increased mortgage commissions and incentives related to the increased mortgage production during the third quarter and first nine months of 2020. Salaries and employee benefits for the first nine months of 2020 also includes approximately $8,153 in expense related to employee overtime and employee benefit accruals directly related to the Company's response to both the COVID-19 pandemic itself and federal legislation enacted to address the pandemic, such as the CARES Act.
Data processing costs increased to $5,259 in the third quarter of 2020 from $4,980 for the same period in 2019 and were $15,312 for the nine months ended September 30, 2020 as compared to $14,584 for the same period in 2019. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense for the third quarter of 2020 was $13,296, up from $12,943 for the same period in 2019. These expenses for the first nine months of 2020 were $40,927, up from $36,322 for the same period in 2019. The increase in occupancy and equipment expense is primarily attributable to new locations added during the last nine months of 2019.
Expenses related to other real estate owned for the third quarter of 2020 were $1,033 as compared to $418 for the same period in 2019 and were $2,071 and $1,674, respectively, for the first nine months of 2020 and 2019. Expenses on other real estate owned included write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $1,647 and $1,121 for the first nine months of 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, other real estate owned with a cost basis of $6,047 and $5,341, respectively, was sold, resulting in a net loss of $27 and $91, respectively.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulation. Professional fees were

$3,197 for the third quarter of 2020 as compared to $2,976 for the same period in 2019 and $8,355 for the nine months ended September 30, 2020 as compared to $7,861 for the same period in 2019.
Advertising and public relations expense was $2,240 for the third quarter of 2020 as compared to $3,318 for the same period in 2019, and $8,560 for the nine months ended September 30, 2020 compared to $8,833 for the same period in 2019. The decrease is primarily attributable to a reduction in sponsorship spending, as the COVID-19 pandemic has limited sporting and other public events.
Amortization of intangible assets totaled $1,733 and $1,996 for the third quarter of 2020 and 2019, respectively, and $5,462 and $6,159 for the nine months ended September 30, 2020 and 2019, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 5 months to approximately 9 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $2,319 for the third quarter of 2020 as compared to $2,310 for the same period in 2019. Communication expenses were $6,698 for the nine months ended September 30, 2020 as compared to $6,553 for the same period in 2019.
Other noninterest expense includes the provision for unfunded commitments, business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $11,999 and $34,377 for the three and nine months ended September 30, 2020, respectively, as compared to $2,056 and $13,279 for the same periods in 2019, respectively. The provision for unfunded commitments was $2,700 and $8,700 for the three months and nine months ended September 30, 2020, respectively. No such provision was included in other noninterest expense for the same periods in 2019. Also included in noninterest expense for the third quarter and first nine months of 2020 were approximately $678 and $1,577, respectively, in expenses incurred to supply our branches with protective equipment and sanitation supplies (such as floor markings and cautionary signage for branches, face coverings and hand sanitizer) as well as more frequent and rigorous branch cleaning in response to the COVID-19 pandemic.
Efficiency Ratio

	Efficiency Ratio
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Efficiency ratio (GAAP)	65.16%	65.10%	70.49%	61.25%
Adjusted efficiency ratio (Non-GAAP)(1)	62.63%	62.53%	63.89%	59.47%
(1)A reconciliation of this financial measure from GAAP to non-GAAP can be found under the “Non-GAAP Financial Measures” heading at the end of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The efficiency ratio is a measure of productivity in the banking industry. (This ratio is a measure of our ability to turn expenses into revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate a dollar of revenue.) The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The table above shows the impact on the efficiency ratio of expenses that (1) the Company does not consider to be part of our core operating activities, such as amortization of intangibles, or (2) the Company incurred in connection with certain transactions where management is unable to accurately predict the timing of when these expenses will be incurred or, when incurred, the amount of such expenses, such as expenses incurred in connection with our response to the COVID-19 pandemic, our MSR valuation adjustment and the provision for unfunded commitments. We remain committed to aggressively managing our costs within the framework of our business model. Our goal is to improve the efficiency ratio over time from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.
Income Taxes
Income tax expense for the third quarter of 2020 and 2019 was $7,612 and $11,132, respectively. The effective tax rates for those periods were 21.58% and 22.92%, respectively. Income tax expenses for the nine months ended September 30, 2020 and 2019 were $13,022 and $38,667, respectively. The effective tax rates for those periods were 20.28% and 23.04%, respectively.

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
Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments

COVID-19 Update. At September 30, 2020, the Company’s credit quality metrics remained strong. The Company is continuing to monitor all asset categories given that any category or borrower could be negatively impacted by the pandemic, with enhanced monitoring of loans remaining on deferral as well as a focus on those industries more highly impacted by the pandemic, primarily the hospitality and healthcare industries. In addition, to provide necessary relief to the Company’s borrowers – both consumer and commercial clients – the Company established loan deferral programs allowing qualified clients to defer principal and interest payments for up to 90 days. A second 90-day deferral has been made available to borrowers that remain current on taxes and insurance and also satisfy underwriting standards established by the Company that analyze the ability of the borrower to service its loan in accordance with its existing terms in light of the impact of the COVID-19 pandemic on the borrower, its industry and the markets in which it operates.

The Company’s credit quality in future quarters may be impacted by both external and internal factors related to the pandemic in addition to those factors that traditionally affect credit quality. External factors outside the Company’s control include items such as federal, state and local government measures, the re-imposition of “shelter-in-place” orders, the economic impact of government programs and the impact of COVID-19. Internal factors that could impact credit quality include items such as the Company’s loan deferral programs, involvement in government offered programs and the related financial impact of these programs. The impact of each of these items are unknown at this time and could materially and adversely impact future credit quality.
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
For commercial and commercial real estate secured loans, risk-rating grades are assigned by lending, credit administration and loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Loan grades range from 1 to 9, with 1 rated loans having the least credit risk.
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
The Company’s practice is to charge off estimated losses as soon as such losses are identified and reasonably quantified. Net charge-offs for the first nine months of 2020 were $2,898, or 0.04% of average loans (annualized), compared to net charge-offs of $2,312, or 0.03% of average loans (annualized), for the same period in 2019. The charge-offs were fully reserved for in the Company’s allowance for credit losses on loans.

Allowance for Credit Losses on Loans; Provision for Credit Losses on Loans. On January 1, 2020, the Company began calculating the allowance for credit losses under CECL. As of the date of adoption, the Company increased the allowance for credit losses on loans by $42,484 and the reserve for unfunded commitments by $10,389. Management evaluates the adequacy of the allowance on a quarterly basis. The allowance for credit losses is available to absorb credit losses inherent in the loans held for investment portfolio. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

•For loans that do not share similar risk characteristics with other loans, an individual analysis is performed to determine the expected credit loss. If the respective loan is collateral dependent (that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral), the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of collateral is initially based on external appraisals. Generally, collateral values for loans for which measurement of expected losses is dependent on the fair value of such collateral are updated every twelve months, either from external third parties or in-house certified appraisers. Third-party appraisals are obtained from a pre-approved list of independent, third-party, local appraisal firms. The fair value of the collateral derived from the external appraisal is then adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. Other acceptable methods for determining the expected credit losses for individually evaluated loans (typically used for loans that are not collateral dependent) is a discounted cash flow approach or, if applicable, an observable market price. Once the expected credit loss amount is determined, an allowance equal to such expected credit loss is included in the allowance for credit losses.

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

The following table presents the allocation of the allowance for credit losses on loans by loan category and the percentage of loans in each category to total loans as of the dates presented:

	September 30, 2020		December 31, 2019		September 30, 2019
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$38,195	23.89%	$10,658	14.12%	$10,288	14.26%
Lease financing	1,832	0.75%	910	0.84%	783	0.75%
Real estate – construction	13,819	6.98%	5,029	8.53%	5,127	8.77%
Real estate – 1-4 family mortgage	32,705	24.89%	9,814	29.59%	9,849	30.04%
Real estate – commercial mortgage	70,582	41.30%	24,990	43.80%	24,039	43.19%
Installment loans to individuals	10,965	2.19%	761	3.12%	728	2.99%
Total	$168,098	100.00%	$52,162	100.00%	$50,814	100.00%

The provision for credit losses on loans charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The provision for credit losses on loans was $23,100 and $1,700 for the three months ended September 30, 2020 and 2019, respectively, and $76,350 and $4,100 for the nine months ended September 30, 2020 and 2019, respectively. The significant provision recorded during the quarter and year-to-date period is primarily driven by the current and future economic uncertainty caused by the COVID-19 pandemic, including the current projections of a continued elevated national unemployment rate throughout 2020 and into 2021 and 2022 and forecasted negative to minimal GDP growth compared to the pre-COVID period, and the increased likelihood of a more prolonged economic recovery period than previously expected. The Company also factored into its estimate the potential benefit and risk of the government programs implemented through the CARES Act and the internal loan deferral program offered to qualified customers. The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance at beginning of period	$145,387	$50,059	$52,162	$49,026
Impact of the adoption of ASC 326	—	—	42,484	—
Charge-offs
Commercial, financial, agricultural	420	757	1,969	1,709
Lease financing	168	45	168	45
Real estate – construction	136	—	668	—
Real estate – 1-4 family mortgage	720	268	1,083	1,143
Real estate – commercial mortgage	553	677	2,600	1,406
Installment loans to individuals	1,579	3,218	6,003	3,650
Total charge-offs	3,576	4,965	12,491	7,953
Recoveries
Commercial, financial, agricultural	698	761	996	1,376
Lease financing	1	—	11	2
Real estate – construction	31	—	31	7
Real estate – 1-4 family mortgage	152	219	288	531
Real estate – commercial mortgage	711	33	2,451	644
Installment loans to individuals	1,594	3,007	5,816	3,081
Total recoveries	3,187	4,020	9,593	5,641
Net charge-offs	389	945	2,898	2,312
Provision for credit losses on loans	23,100	1,700	76,350	4,100
Balance at end of period	$168,098	$50,814	$168,098	$50,814
Net charge-offs (annualized) to average loans	0.01%	0.04%	0.04%	0.03%
Allowance for credit losses on loans to:
Total loans			1.52%	0.55%
Total loans excluding PPP loans			1.72%	—
Nonperforming loans			367.05%	140.31%
The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Real estate – construction:
Residential	$105	$—	$637	$(7)
Total real estate – construction	105	—	637	(7)
Real estate – 1-4 family mortgage:
Primary	661	251	921	683
Home equity	(29)	—	(51)	98
Rental/investment	(8)	(107)	20	46
Land development	(56)	(95)	(95)	(215)
Total real estate – 1-4 family mortgage	568	49	795	612
Real estate – commercial mortgage:
Owner-occupied	(190)	383	1,224	427
Non-owner occupied	33	263	(1,097)	386
Land development	(1)	(2)	22	(51)
Total real estate – commercial mortgage	(158)	644	149	762
Total net charge-offs of loans secured by real estate	$515	$693	$1,581	$1,367

Allowance for Credit Losses on Unfunded Commitments; Provision for Credit Losses on Unfunded Commitments. The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in the “Other liabilities” line item on the Consolidated Balance Sheets. Just as with the allowance for credit losses, the Company began calculating the reserve for unfunded commitments under CECL, with the impact of CECL adoption on the reserve described in the tables below. Management estimates the amount of expected losses on unfunded loan commitments by calculating a likelihood of funding over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the allowance for credit loss on loans methodology described above to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company. A roll-forward of the allowance for credit losses on unfunded commitments is shown in the tables below.

Three Months Ended September 30, 2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$17,335
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	$2,700
Ending balance	$20,035

Nine Months Ended September 30, 2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$946
Impact of the adoption of ASC 326	10,389
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	8,700
Ending balance	$20,035
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

The following tables provide details of the Company’s non purchased and purchased nonperforming assets as of the dates presented.

	Non Purchased	Purchased	Total
September 30, 2020
Nonaccruing loans	$18,831	$24,821	$43,652
Accruing loans past due 90 days or more	1,826	318	2,144
Total nonperforming loans	20,657	25,139	45,796
Other real estate owned	3,576	4,577	8,153
Total nonperforming assets	$24,233	$29,716	$53,949
Nonperforming loans to total loans			0.41%
Nonperforming assets to total assets			0.36%

December 31, 2019
Nonaccruing loans	$21,509	$7,038	$28,547
Accruing loans past due 90 days or more	3,458	4,317	7,775
Total nonperforming loans	24,967	11,355	36,322
Other real estate owned	2,762	5,248	8,010
Total nonperforming assets	$27,729	$16,603	$44,332
Nonperforming loans to total loans			0.37%
Nonperforming assets to total assets			0.33%

The level of nonperforming loans increased $9,474 from December 31, 2019 to September 30, 2020, while OREO increased $143 during the same period. The implementation of CECL, which requires purchased credit deteriorated loans to be classified as nonaccrual based on performance, contributed $4,728 to the increase in nonaccruing loans.
The following table presents nonperforming loans by loan category as of the dates presented:

	September 30, 2020	December 31, 2019	September 30, 2019
Commercial, financial, agricultural	$17,422	$8,458	$9,551
Lease financing	—	226	404
Real estate – construction:
Residential	—	—	128
Commercial	—	—	254
Total real estate – construction	—	—	382
Real estate – 1-4 family mortgage:
Primary	15,583	14,270	12,119
Home equity	1,949	2,328	2,083
Rental/investment	1,284	1,958	1,454
Land development	395	367	561
Total real estate – 1-4 family mortgage	19,211	18,923	16,217
Real estate – commercial mortgage:
Owner-occupied	6,805	4,526	4,140
Non-owner occupied	1,201	2,459	3,754
Land development	519	1,109	1,192
Total real estate – commercial mortgage	8,525	8,094	9,086
Installment loans to individuals	638	621	575
Total nonperforming loans	$45,796	$36,322	$36,215

Total nonperforming loans as a percentage of total loans were 0.41% as of September 30, 2020 as compared to 0.37% as of December 31, 2019 and 0.39% as of September 30, 2019. The Company’s coverage ratio, or its allowance for credit losses on loans as a percentage of nonperforming loans, was 367.05% as of September 30, 2020 as compared to 143.61% as of December 31, 2019 and 140.31% as of September 30, 2019. As discussed above, the adoption of CECL resulted in an increase of $4,728 in nonaccruing loans as of September 30, 2020. Although nonperforming loans have increased as of September 30, 2020, the coverage ratios have increased as a result of the increase in the allowance for credit losses discussed above.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at September 30, 2020. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due were $16,644 at September 30, 2020 as compared to $37,668 at December 31, 2019 and $29,271 at September 30, 2019.

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

As shown below, restructured loans totaled $20,322 at September 30, 2020 as compared to $11,954 at December 31, 2019 and $13,429 at September 30, 2019. At September 30, 2020, loans restructured through interest rate concessions represented 37% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	September 30, 2020	December 31, 2019	September 30, 2019
Commercial, financial, agricultural	$2,417	$523	$533
Real estate – 1-4 family mortgage:
Primary	8,359	6,987	7,027
Home equity	333	213	379
Rental/investment	724	596	1,832
Total real estate – 1-4 family mortgage	9,416	7,796	9,238
Real estate – commercial mortgage:
Owner-occupied	6,854	3,096	3,098
Non-owner occupied	1,355	503	519
Land development	186	36	41
Total real estate – commercial mortgage	8,395	3,635	3,658
Installment loans to individuals	94	—	—
Total restructured loans in compliance with modified terms	$20,322	$11,954	$13,429

Changes in the Company’s restructured loans are set forth in the table below:

	2020	2019
Balance at January 1,	$11,954	$12,820
Additional advances or loans with concessions	12,946	3,650
Reclassified as performing restructured loan	428	1,866
Reductions due to:
Reclassified as nonperforming	(2,999)	(1,251)
Paid in full	(1,360)	(786)
Measurement period adjustment on recently acquired loans	—	(2,376)
Charge-offs	(3)	—
Paydowns	(644)	(494)
Balance at September 30,	$20,322	$13,429

In response to the current economic environment caused by the COVID-19 pandemic, the Company implemented a loan deferral program in the first quarter of 2020 to provide temporary payment relief to both consumer and commercial customers. Any customer current on loan payments, taxes and insurance can qualify for a 90-day deferral of principal and interest payments. A second 90-day deferral has been made available to customers that remained current on taxes and insurance through the first deferral period and also satisfy underwriting standards established by the Company that analyze the ability of the customer to service its loan in accordance with its existing terms in light of the impact of the COVID-19 pandemic on the customer, its industry and the markets in which it operates. The Company’s loan deferral program complies with the guidance set forth in the CARES Act and related guidance from the FDIC and other banking regulators. At September 30, 2020, the Company had 1,269 loans on deferral, or 5.1% of our loan portfolio (excluding PPP loans) by dollar value, down from 5,200 loans on deferral, or 21.5% of our loan portfolio (excluding PPP loans) by dollar value, at June 30, 2020. The aggregate balance of loans on deferral at September 30, 2020 and June 30, 2020 was approximately $497,000 and $2,094,000, respectively. In accordance with the applicable guidance, none of these loans were considered “restructured loans.”
The following table shows the principal amounts of nonperforming and restructured loans as of the dates presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	September 30, 2020	December 31, 2019	September 30, 2019
Nonaccruing loans	$43,652	$28,547	$21,856
Accruing loans past due 90 days or more	2,144	7,775	14,359
Total nonperforming loans	45,796	36,322	36,215
Restructured loans in compliance with modified terms	20,322	11,954	13,429
Total nonperforming and restructured loans	$66,118	$48,276	$49,644
The following table provides details of the Company’s other real estate owned as of the dates presented:

	September 30, 2020	December 31, 2019	September 30, 2019
Residential real estate	$1,870	$1,305	$1,004
Commercial real estate	2,403	3,654	3,957
Residential land development	1,669	899	899
Commercial land development	2,211	2,152	2,331
Total other real estate owned	$8,153	$8,010	$8,191

Changes in the Company’s other real estate owned were as follows:

	2020	2019
Balance at January 1,	$8,010	$11,040
Transfers of loans	7,887	3,613
Impairments	(1,647)	(1,121)
Dispositions	(6,047)	(5,341)
Other	(50)	—
Balance at September 30,	$8,153	$8,191
Other real estate owned with a cost basis of $6,047 was sold during the nine months ended September 30, 2020, resulting in a net loss of $27, while other real estate owned with a cost basis of $5,341 was sold during the nine months ended September 30, 2019, resulting in a net loss of $91.

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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing October 1, 2020, in each case as compared to the result under rates present in the market on September 30, 2020. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not account for changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+200	18.87%	9.10%	16.19%
+100	10.68%	4.56%	8.44%

The rate shock results for the net interest income simulations for the next twenty-four months produce an asset sensitive position at September 30, 2020 and are all within the parameters set by the Board of Directors. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
The scenarios assume instantaneous movements in interest rates in increments of plus 100 and 200. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions, including asset prepayment speeds, the impact of competitive factors on our pricing of loans and deposits, how responsive our deposit repricing is to the change in market rates and the expected life of non-maturity deposits. These business assumptions are based upon our experience, business plans and published industry experience; however, such assumptions may not necessarily reflect the manner or timing in which cash flows, asset yields and liability costs respond to changes in market rates. Because these assumptions are inherently uncertain, actual results will differ from simulated results.
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

Core deposits, which are deposits excluding time deposits greater than $250,000, are the major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the Asset/Liability Management Committee.

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 28.29% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At September 30, 2020, securities with a carrying value of $571,372 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $444,603 similarly pledged at December 31, 2019.

Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were short-term borrowings from the FHLB in the amount of $30,000 at September 30, 2020 compared to $480,000 at December 31, 2019. Long-term funds obtained from the FHLB are used primarily to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2020, the balance of our outstanding long-term advances with the FHLB was $152,210 compared to $152,337 at December 31, 2019. The total amount of the remaining credit available to us from the FHLB at September 30, 2020 was $3,590,752. We also maintain lines of credit with other commercial banks totaling $180,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at September 30, 2020 or December 31, 2019.

In 2016 and 2020, we accessed the capital markets to generate liquidity in the form of subordinated notes. As part of the Metropolitan acquisition, the Company assumed $15,000 aggregate principal amount of 6.50% fixed-to-floating rate subordinated notes due July 1, 2026. The carrying value of the subordinated notes, net of unamortized debt issuance costs, was $212,223 at September 30, 2020.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Noninterest-bearing demand	27.03%	22.96%	—%	—%
Interest-bearing demand	42.95	45.25	0.51	0.88
Savings	6.17	6.11	0.11	0.20
Time deposits	16.79	22.43	1.59	1.70
Short-term borrowings	3.85	0.79	1.02	2.76
Long-term Federal Home Loan Bank advances	1.27	0.06	0.80	3.33
Subordinated notes	1.03	1.36	5.54	6.24
Other borrowed funds	0.91	1.04	4.56	4.69
Total deposits and borrowed funds	100.00%	100.00%	0.64%	0.95%

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

Cash and cash equivalents were $414,105 at September 30, 2020, as compared to $409,661 at September 30, 2019. Cash used in investing activities for the nine months ended September 30, 2020 was $1,355,398, as compared to $52,187 for the nine months ended September 30, 2019. Proceeds from the sale, maturity or call of securities within our investment portfolio were $323,136 for the nine months ended September 30, 2020, as compared to $405,005 for the same period in 2019. These proceeds were reinvested into the investment portfolio or used to fund loan growth. Purchases of investment securities were $304,955 for the first nine months of 2020, as compared to $366,265 for the same period in 2019.

Cash provided by financing activities for the nine months ended September 30, 2020 was $1,310,528, as compared to cash used in financing activities for the same period in 2019 of $137,145. Deposits increased $1,721,118 and $158,477 for the nine months ended September 30, 2020 and 2019, respectively.

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
In addition to the FDIC and DBCF restrictions on dividends payable by the Bank to the Company, in July 2020 the Federal Reserve provided guidance regarding the criteria that it will use to evaluate the request by a bank holding company to pay dividends in an aggregate amount that will exceed the company’s earnings for the period in which the dividends will be paid. For purposes of this analysis, “dividend” includes not only dividends on preferred and common equity but also dividends on debt underlying trust preferred securities and other Tier 1 capital instruments. The Federal Reserve’s criteria evaluates whether the holding company (1) has net income over the past four quarters sufficient to fully fund the proposed dividend (taking into account prior dividends paid during this period), (2) is considering stock repurchases or redemptions in the quarter, (3) does not have a concentration in commercial real estate and (4) is in good supervisory condition, based on its overall condition and its asset quality risk. A holding company not meeting these criteria will require more in-depth consultations with the Federal Reserve. The Company’s dividends for the third quarter of 2020 did not exceed the Company’s earnings for such quarter.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2020, the maximum amount available for transfer from the Bank to the Company in the form of loans was $147,040. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,070. There were no amounts outstanding under this line of credit at September 30, 2020.

These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the nine months ended September 30, 2020, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	September 30, 2020	December 31, 2019
Loan commitments	$2,650,843	$2,324,262
Standby letters of credit	93,103	94,824

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

The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2020, the Company had notional amounts of $272,136 on interest rate contracts with corporate customers and $272,136 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
Additionally, the Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable rate residential mortgage loans and also enters into forward commitments to sell residential mortgage loans to secondary market investors.
The Company has also entered into forward interest rate swap contracts on FHLB borrowings, as well as interest rate swap agreements on junior subordinated debentures, all of which are accounted for as cash flow hedges. Under each of these contracts, the Company will pay a fixed rate of interest and will receive a variable rate of interest based on the one-month or three-month LIBOR plus a predetermined spread.
For more information about the Company’s off-balance sheet transactions, see Note 10, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $2,104,300 at September 30, 2020 compared to $2,125,689 at December 31, 2019. Book value per share was $37.45 and $37.39 at September 30, 2020 and December 31, 2019, respectively. The decrease in shareholders’ equity was attributable to the day one impact of our adoption of CECL, an increased provision for credit losses during the first nine months of 2020 offsetting a portion of our earnings in 2020 while maintaining the quarterly dividends, and common stock repurchased in the first quarter of 2020.

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

On October 20, 2020, the Company’s Board of Directors approved a new stock repurchase program (the previous program having just expired), authorizing the Company to repurchase up to $50,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The new repurchase program will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. The Company currently has no plans to initiate stock repurchases under the new stock purchase plan.

The Company has junior subordinated debentures with a carrying value of $110,649 at September 30, 2020, of which $107,058 is included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital at September 30, 2020. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition we exceed $15,000,000 in assets, or if we make any acquisition after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.

The Company has subordinated notes with a carrying value of $212,223 at September 30, 2020, of which $212,054 is included in the Company’s Tier 2 capital. As previously discussed in the “Financial Condition” section above, in September 2020, the Company issued $100,000 of its 4.50% fixed-to-floating rate subordinated notes due September 1, 2035.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,174,260	10.80%	$706,678	6.50%	$761,037	7.00%
Tier 1 risk-based capital ratio	1,281,318	11.79%	869,757	8.00%	924,117	8.50%
Total risk-based capital ratio	1,618,837	14.89%	1,087,196	10.00%	1,141,556	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,281,318	9.17%	698,723	5.00%	558,979	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,344,938	12.38%	$706,155	6.50%	$760,474	7.00%
Tier 1 risk-based capital ratio	1,344,938	12.38%	869,113	8.00%	923,433	8.50%
Total risk-based capital ratio	1,470,402	13.53%	1,086,392	10.00%	1,140,711	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,344,938	9.64%	697,927	5.00%	558,341	4.00%

December 31, 2019
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,156,828	11.12%	$676,106	6.50%	$728,114	7.00%
Tier 1 risk-based capital ratio	1,262,588	12.14%	832,131	8.00%	884,139	8.50%
Total risk-based capital ratio	1,432,949	13.78%	1,040,163	10.00%	1,092,171	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,262,588	10.37%	608,668	5.00%	486,934	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,331,809	12.81%	$675,581	6.50%	$727,548	7.00%
Tier 1 risk-based capital ratio	1,331,809	12.81%	831,484	8.00%	883,452	8.50%
Total risk-based capital ratio	1,388,553	13.36%	1,039,355	10.00%	1,091,323	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,331,809	10.95%	607,907	5.00%	486,326	4.00%

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

Non-GAAP Financial Measures

This report presents the Company’s efficiency ratio in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, this report presents an adjusted efficiency ratio, which is a non-GAAP financial measure. We calculate the efficiency ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The adjusted efficiency ratio excludes expenses that (1) the Company does not consider to be part of our core operating activities, such as amortization of intangibles, or (2) the Company incurred in connection with certain transactions where management is unable to accurately predict the timing of when these expenses will be incurred or, when incurred, the amount of such expenses, such as, when applicable, COVID-19 related expenses, merger and conversion related expenses, debt prepayment penalties, asset valuation adjustments and provision for unfunded commitments. Management uses the adjusted efficiency ratio to evaluate ongoing operating results and efficiency of the Company’s operations. The reconciliation from GAAP to non-GAAP for this financial measure is below.

Efficiency Ratio
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest income (fully tax equivalent basis)	$123,677	$135,927	$381,195	$413,790
Interest expense	15,792	25,651	57,536	74,660
Net interest income (fully tax equivalent basis)	107,885	110,276	323,659	339,130

Total noninterest income	70,928	37,953	172,668	115,798
Net gains (losses) on sales of securities	—	343	31	348
MSR valuation adjustment	828	(3,132)	(13,694)	(3,132)
Adjusted noninterest income	70,100	40,742	186,331	118,582

Total noninterest expense	116,510	96,500	349,836	278,622
Intangible amortization	1,733	1,996	5,462	6,159
Merger and conversion related expenses	—	24	—	203
Extinguishment of debt	28	54	118	54
COVID-19 related expenses	570	—	9,730	—
Provision for unfunded commitments	2,700	—	8,700	—
Adjusted noninterest expense	111,479	94,426	325,826	272,206

Efficiency Ratio (GAAP)	65.16%	65.10%	70.49%	61.25%
Adjusted Efficiency Ratio (non-GAAP)	62.63%	62.53%	63.89%	59.47%

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
The ongoing COVID-19 pandemic and measures intended to arrest the virus’s spread have adversely affected, and are expected to continue to adversely affect, the Company.
The spread of the COVID-19 virus has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. In an effort to prevent the further spread of the virus, federal and state governments, including state and local governments in the markets in which we operate, have imposed various levels of restrictions on all businesses and the activities of individuals outside their residences, ranging from the required closure of “non-essential” businesses and restrictions on the number of customers that a business may allow inside its premises to orders mandating that all individuals wear protective face coverings and observe social distancing in all instances. In addition, most businesses, including the Company, have taken steps to protect the health and well-being of their customers and employees and to promote efforts to limit the transmission of the disease, and these steps, to varying degrees, have limited (if not entirely halted) the normal operations of these businesses. These actions (including those that remain in place and those that have lapsed as of the date hereof) by federal and state governments, businesses and individuals have had, and continue to have, a severe negative impact on the global and United States economies as well as the local economies across our footprint. Although these negative impacts lessened to some extent during the third quarter of 2020, as compared to conditions prior to the onset of the COVID-19 pandemic, both the United States economy and the Company's markets in particular continue to experience a significant decrease in commercial and consumer activity and changes in the manner of conducting permitted activities, a decrease in the demand for the Company’s services and products, elevated levels of unemployment, disrupted U.S. and global supply chains, increased volatility as well as other disruptions in the financial markets, and credit deterioration and defaults in many industries. The markets in which we operate have been significantly and adversely affected by the pandemic, which may in turn have a material and adverse effect on our business, financial condition, results of operations, liquidity, asset quality, capital, cash flows and prospects. Furthermore, additional measures taken in the future to address the pandemic by government, businesses in general and the Company, especially in light of rapid increases in positive COVID-19 diagnoses since October 2020, may exacerbate the economic impact of the pandemic on us, especially if the current level of restrictions on business activity fails to arrest the ongoing spread of the COVID-19 virus.
Federal and state governments have taken unprecedented actions to assist businesses and individuals impacted by the COVID-19 virus and to stabilize the financial markets and otherwise limit the impact of the pandemic on the economy as a whole, and additional legislation and other actions are currently being contemplated. The Company has itself implemented measures to assist its qualified commercial and consumer clients, including allowing principal and interest payments on loans to be deferred for a period of up to three months (with qualifying customers having the ability to defer for a second three-month period). It is unclear at this time how successful, if at all, these past, present and future governmental actions as well as the Company’s own efforts will be in supporting businesses and individuals, the markets and the broader economy over the long term and generally ameliorating the impact of the COVID-19 virus on the United States as a whole and the particular markets in which we operate. In the meantime, these governmental actions, along with the steps the Company has taken, may have a material adverse effect on our business, financial condition, results of operations, liquidity, asset quality, capital, cash flows and prospects. In addition, the Company faces an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.
The extent to which the pandemic impacts our business, financial condition, results of operations, liquidity, asset quality, capital, cash flows and prospects ultimately depends on the duration of the pandemic, the effectiveness of the measures implemented and to be implemented by governments and businesses, including the Company, to address it and the time it will take the global, national and local economies to recover to their pre-pandemic levels once they reopen, all of which are highly uncertain and cannot be predicted at this time. Further, there can be no assurance that any of these efforts will be effective. In the meantime, until the effects of the pandemic subside, we expect continued draws on lines of credit, reduced revenues in our business, and increased customer defaults. As described above in the “Risk Management” section in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-Q, the Company significantly increased its allowance for credit losses in the first nine months of 2020, and the impact of the pandemic may result in further increases to our allowance for credit losses. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business, financial condition, results of operations, liquidity, asset quality, capital, cash flows and prospects, which could be material, as a result of the economic impact and any recession that has occurred or may occur in the future.

The COVID-19 virus has also resulted in heightened operational risks. A significant portion of our workforce is currently working remotely, and increased levels of remote access create additional cybersecurity risk and opportunities for cybercriminals to exploit vulnerabilities. Cybercriminals may increase their attempts to compromise business emails, including an increase in phishing attempts, and fraudulent vendors or other parties may view the pandemic as an opportunity to prey upon consumers and businesses during this time. This could result in increased fraud losses to us or our customers. The increase in online and remote banking activities may also increase the risk of fraud in certain instances. In addition, state and local orders and regulations limiting the conduct of in-person business operations may impact our ability to operate at normal levels and to restore operations to their pre-pandemic level for an unknown period of time. Separately, our third-party service providers have also been impacted by the pandemic, and we have experienced some disruption to certain services performed by vendors. To date, these disruptions have not been material and we have developed solutions to work around these disruptions, but we may experience additional disruption in the future, which could adversely impact our business.
Finally, our Annual Report on Form 10-K for the year ended December 31, 2019 lists numerous risk factors relating to the Company in particular as well as the financial services industry and public companies in general. These risk factors can be found in Item 1A, “Risk Factors,” of such Annual Report. The impact of the COVID-19 virus may also have the effect of exacerbating the adverse impact of these other risk factors on our business, financial condition, results of operations, liquidity, asset quality, capital, cash flows and prospects.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

During the three month period ended September 30, 2020, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2020 to July 31, 2020	158	$23.75	—	$5,464
August 1, 2020 to August 31, 2020	106	23.53	—	5,464
September 1, 2020 to September 30, 2020	4,752	25.35	—	5,464
Total	5,016	$25.27	—
(1)The Company announced a $50.0 million stock repurchase program in October 2019, under which the Company was authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. The Company suspended stock repurchases under this program in March 2020, and accordingly no shares were repurchased during the third quarter of 2020. The program expired in October 2020. The Company announced a new $50.0 million stock repurchase program on October 20, 2020 which will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. The Company currently has no plans to initiate stock repurchases under the new stock purchase plan.
For the three months ended September 30, 2020, share amounts in this column represent shares of Renasant Corporation common stock withheld to satisfy federal and state tax liabilities related to the vesting of time-based restricted stock awards during the period.
(2)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (1)

(3)(ii)	Amended and Restated Bylaws of Renasant Corporation (2)

(4)(i)	Subordinated Indenture dated August 22, 2016 between Renasant Corporation and Wilmington Trust, National Association, as Trustee (3)

(4)(ii)	Third Supplemental Indenture dated August 31, 2020 between Renasant Corporation and Wilmington Trust, National Association, as Trustee (4)

(4)(iii)	Form of 4.50% Fixed-to-Floating Rate Subordinated Note due 2035 (included in exhibit 4(ii))

(10)(i)	Executive Employment Agreement effective dated July 27, 2020, by and between Renasant Corporation and James C. Mabry, IV (5)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity and (v) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Unaudited).

(104)	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

(1)Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission (the “Commission”) on May 10, 2016 and incorporated herein by reference.
(2)Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on July 20, 2018 and incorporated herein by reference.
(3)Filed as exhibit 4.1 to the Form 8-K of the Company filed with the Commission on August 22, 2016 and incorporated herein by reference.
(4)Filed as exhibit 4.2 to the Form 8-K of the Company filed with the Commission on September 3, 2020 and incorporated herein by reference.
(5)Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on July 31, 2020 and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	November 9, 2020	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2020	/s/ James C. Mabry IV
James C. Mabry IV
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)