Form 10-K
period 2020-12-31
RENASANT CORP
filed 2021-02-26
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________to _______________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2020, the aggregate market value of the registrant’s common stock, $5.00 par value per share, held by non-affiliates of the registrant, computed by reference to the last sale price as reported on The NASDAQ Global Select Market for such date, was $1,342,272,796.
As of February 19, 2021, 56,238,556 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders of Renasant Corporation are incorporated by reference into Part III of this Form 10-K.

Renasant Corporation and Subsidiaries
Form 10-K
For the Year Ended December 31, 2020

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

Currently, the most important factor known to management that could cause our actual results to differ materially from those in forward-looking statements is the continued impact of the COVID-19 pandemic and related governmental measures to respond to the pandemic on the United States economy and the economies of the markets in which the Company operates, including the Company’s participation in government programs related to the pandemic. In this report, we have addressed the historical impact of the pandemic on the operations of the Company and set forth certain expectations regarding the COVID-19 pandemic’s future impact on the Company’s business, financial condition, results of operations, liquidity, asset quality, capital, cash flows and prospects. We believe that our statements regarding future events and conditions in light of the COVID-19 pandemic are reasonable, but these statements are based on assumptions regarding, among other things, how long the pandemic will continue, the pace at which the COVID-19 vaccine can be distributed and administered to residents of the markets the Company serves and the United States generally, the duration, extent and effectiveness of the governmental measures implemented to contain the pandemic and ameliorate its impact on businesses and individuals throughout the United States, and the impact of the pandemic and the government’s virus containment measures on national and local economies, all of which are out of the Company’s control. If the assumptions underlying our statements about future events prove to be incorrect, our business, financial condition, results of operations, liquidity, asset quality, capital, cash flows and prospects may be materially different from what is presented in the Company’s forward-looking statements.

Important factors other than the COVID-19 pandemic currently known to management that could cause actual results to differ materially from those in forward-looking statements include the following risks (which are addressed in more detail in Item 1A, Risk Factors, of this Form 10-K):
•the Company’s ability to efficiently integrate acquisitions into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management;
•the effect of economic conditions and interest rates on a national, regional or international basis;
•timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings;
•competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries;
•the financial resources of, and products available from, competitors;
•changes in laws and regulations as well as changes in accounting standards, such as the adoption of the CECL model described herein as of January 1, 2020;
•changes in policy by regulatory agencies;
•changes in the securities and foreign exchange markets;
•the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth;
•changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;
•an insufficient allowance for credit losses as a result of inaccurate assumptions;
•general economic, market or business conditions, including the impact of inflation;
•changes in demand for loan products and financial services;
•concentration of credit exposure;
•changes or the lack of changes in interest rates, yield curves and interest rate spread relationships;
•increased cybersecurity risk, including potential network breaches, business disruptions or financial losses;
•civil unrest, natural disasters, epidemics and other catastrophic events in the Company’s geographic area;
•the impact, extent and timing of technological changes; and
•other circumstances, many of which are beyond management’s control.
The COVID-19 pandemic has exacerbated, and is likely to continue to exacerbate, the impact of any of these factors on the Company. Management believes that the assumptions underlying the Company’s forward-looking statements are reasonable, but any of the assumptions could prove to be inaccurate. Investors are urged to carefully consider the risks described elsewhere in this report and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”) from time to time, including its Quarterly Reports on Form 10-Q, which are available at www.renasant.com and the SEC’s website at www.sec.gov.

The Company undertakes no obligation, and specifically disclaims any obligation, to update or revise forward-looking statements, whether as a result of new information or to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by federal securities laws.

The information set forth in this Annual Report on Form 10-K is as of February 19, 2021 unless otherwise indicated herein.

ITEM 1. BUSINESS
General
Renasant Corporation, a Mississippi corporation incorporated in 1982, owns and operates Renasant Bank, a Mississippi banking corporation with operations in Mississippi, Tennessee, Alabama, Florida, Georgia, North Carolina and South Carolina. Renasant Bank, in turn, owns and operates Renasant Insurance, Inc., a Mississippi corporation with operations in Mississippi, and Park Place Capital Corporation, a Tennessee corporation with operations in Mississippi, Alabama and Tennessee. Renasant Bank is sometimes referred to herein as the “Bank,” while Renasant Insurance, Inc. is referred to herein as “Renasant Insurance” and Park Place Capital Corporation is referred to as “Park Place Capital.”
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
Our vision is further validated through our core values. Our core values include: (1) employees are our greatest assets, (2) quality is not negotiable and (3) clients’ trust is foremost. Centered on these values was the development of our strategic plan that focuses on: (1) client satisfaction and development, (2) financial soundness and profitability, (3) growth, (4) employee satisfaction and development and (5) shareholder satisfaction and development.
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
Operations
The Company has three reportable segments: a Community Banks segment, an Insurance segment and a Wealth Management segment. We do not have any foreign operations.
The COVID-19 pandemic that began in the United States in March 2020 significantly impacted the operations of our reportable segments. Please refer to the discussion under the heading “Performance Overview – Impact of and responses to COVID-19” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, later in this report.

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
As of December 31, 2020, we had over 190 banking, lending and mortgage offices located throughout our markets in Mississippi, Tennessee, Alabama, Florida, Georgia, North Carolina and South Carolina. Customers may also conduct many banking transactions, such as opening deposit accounts and applying for certain types of loans, through our Online and Mobile Banking Products.
Lending Activities.  Income generated by our lending activities (including our Mortgage division), in the form of interest income, loan-related fees, and income from the sale and servicing of mortgage loans, comprises a substantial portion of our revenue, accounting for approximately 84.01%, 79.32% and 78.22% of our total gross revenues in 2020, 2019 and 2018, respectively. Total gross revenues consist of interest income on a fully taxable equivalent basis and noninterest income. Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio by both type and geography and conducting ongoing review and management of the loan portfolio. Loans are originated through either our commercial lending groups or personal bankers depending on the relationship and type of service or product desired. Our commercial lending group provides banking services to corporations or other business customers and originates loans for general corporate purposes, such as financing for commercial and industrial projects or income producing commercial real estate. Also included in our commercial lending group are experienced lenders within our specialty lines of business, which consist of our asset-based lending, Small Business Administration lending, healthcare, factoring, and equipment lease financing banking groups. Our personal banking group provides small consumer installment loans, residential real estate loans, lines of credit and construction financing and originates conventional first and second mortgages.
The following is a description of each of the principal types of loans in our loan portfolio, the relative credit risk of each type of loan and the steps we take to reduce such risk. Our loans are primarily generated within the market areas where our branches are located.
— Commercial, Financial and Agricultural Loans. Commercial, financial and agricultural loans (referred to as “C&I loans”), which accounted for approximately 23.20% of our total loans at December 31, 2020, are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. The terms and loan structure are dependent on the collateral and strength of the borrower. The loan-to-value ratios range from 50% to 85%, depending on the type of collateral. Terms are typically short term in nature and are commensurate with the secondary source of repayment that serves as our collateral.
Although C&I loans may be collateralized by equipment or other business assets, the repayment of this type of loan depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the chief considerations when assessing the risk of a C&I loan are the local business borrower’s ability to sell its products/services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, and the general business conditions of the local economy or other market that the business serves. The liquidation of collateral is considered a secondary source of repayment. Another source of repayment are guarantors of the loan, if any. To manage these risks, the Bank’s policy is to secure its C&I loans with both the assets of the borrowing business and any other collateral and guarantees that may be available. In addition, we actively monitor certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors. We use C&I loan credit scoring models for smaller-size loans.
— Real Estate – 1-4 Family Mortgage. We are active in the real estate – 1-4 family mortgage area (referred to as “residential real estate loans”), with approximately 24.68% of our total loans at December 31, 2020, being residential real estate loans. In addition, in 2020, we originated for sale on the secondary market approximately $4.48 billion in residential real estate loans through our Mortgage division. We offer both first and second mortgages on residential real estate. Loans secured by residential real estate in which the property is the principal residence of the borrower are referred to as “primary” 1-4 family mortgages. Loans secured by residential real estate in which the property is rented to tenants or is not the principal residence of the borrower are referred to as “rental/investment” 1-4 family mortgages. We also offer loans for the preparation of residential real property prior to construction (referred to in this Annual Report as “residential land development loans”). In addition, we offer home equity loans or lines of credit and term loans secured by first and second mortgages on the residences of borrowers who elect to use the accumulated equity in their homes for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. Originations of residential real estate loans are generated through retail efforts in our branches or originations by or referrals from our Mortgage division and online through our Renasant Consumer Direct channel. We attempt to minimize the risk associated with residential real estate loans by strictly scrutinizing the financial condition of the borrower; typically, we also limit the maximum loan-to-value ratio. With respect to second lien home equity loans or lines of credit, which inherently carry a higher risk of loss upon default, we limit our exposure by limiting these types of loans to borrowers with high credit scores.
We retain residential real estate loans in our portfolio when the Bank has sufficient liquidity to fund the needs of established customers and when rates are favorable to retain the loans. Retained portfolio loans are made primarily through the Bank’s variable-rate mortgage product offerings.
As noted above, we also originate residential real estate loans with the intention of selling them in the secondary market to third party private investors or directly to government sponsored entities. In addition to the origination channels mentioned above, mortgage loans held for sale are also originated through wholesale relationships where we purchase loans from smaller banks, credit unions and brokerage shops. When these loans are sold, we either release or retain the related servicing rights, depending on a number of factors, such as the pricing of such loans in the secondary market, fluctuations in interest rates that would impact the profitability of the loans and other market-related conditions. Residential real estate originations to be sold are sold either on a “best efforts” basis or under a “mandatory delivery” sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and we are obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a “mandatory delivery” sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. The Company does not actively market or originate subprime mortgage loans.
— Real Estate – Commercial Mortgage. Our real estate – commercial mortgage loans (“commercial real estate loans”) represented approximately 41.66% of our total loans at December 31, 2020. Included in this portfolio are loans in which the owner develops a property with the intention of locating its business there. These loans are referred to as “owner-occupied” commercial real estate loans. Payments on these loans are dependent on the successful development and management of the business as well as the borrower’s ability to generate sufficient operating revenue to repay the loan. The Bank mitigates the risk that our estimate of value will prove to be inaccurate by having sufficient sources of secondary repayment as well as guarantor support. In some instances, in addition to our mortgage on the underlying real estate of the business, our commercial real estate loans are secured by other non-real estate collateral, such as equipment or other assets used in the business.
In addition to owner-occupied commercial real estate loans, we offer loans in which the owner develops a property where the source of repayment of the loan will come from the sale or lease of the developed property, for example, retail shopping centers, hotels and storage facilities. These loans are referred to as “non-owner occupied” commercial real estate loans. We also offer commercial real estate loans to developers of commercial properties for purposes of site acquisition and preparation and other development prior to actual construction (referred to in this Annual Report as “commercial land development loans”). Non-owner occupied commercial real estate loans and commercial land development loans are dependent on the successful completion of the project and may be affected by adverse conditions in the real estate market or the economy as a whole.
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
— Real Estate – Construction. Our real estate – construction loans (“construction loans”) represented approximately 7.85% of our total loans at December 31, 2020. Our construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 6 to 12 months for residential property and from 24 to 36 months for non-residential and multi-family properties. Similar to non-owner occupied commercial real estate loans, the source of repayment of a construction loan comes from the sale or lease of newly-constructed property, although often construction loans are repaid with the proceeds of a commercial real estate loan that we make to the owner or lessor of the newly-constructed property.
Construction lending entails significant additional risks compared to residential real estate or commercial real estate lending, including the risk that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. The risk is to evaluate accurately the total loan funds required to complete a project and to ensure proper loan-to-value ratios during the construction phase. We address the risks associated with construction lending in a number of ways. As a threshold matter, we limit loan-to-value and loan-to-cost ratios to 85% of when-completed appraised values for owner-occupied and investor-owned residential or commercial properties. We monitor draw requests either internally or with the assistance of a third party, creating an additional safeguard that ensures advances are in line with project budgets.
— Installment Loans to Individuals. Installment loans to individuals (or “consumer loans”), which represented approximately 1.92% of our total loans at December 31, 2020, are granted to individuals for the purchase of personal goods. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before granting a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the collateral securing the loan and hold title until the loan is repaid in full.
— Equipment Financing and Leasing. Equipment financing loans (or “lease financing loans”), which represented approximately 0.69% of our total loans at December 31, 2020, are granted to provide capital to businesses for commercial equipment needs. These loans are generally granted for periods ranging between two and five years at fixed rates of interest. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category.  We obtain a lien against the collateral securing the loan and hold title (if applicable) until the loan is repaid in full. Transportation, manufacturing, healthcare, material handling, printing and construction are the industries that typically obtain lease financing. In addition, we offer a product tailored to qualified not-for-profit customers that provides real estate financing at tax-exempt rates.
Addressing Lending Risks. To protect against the risks associated with fluctuations in economic conditions within the Bank’s footprint and our borrowers’ specific financial conditions, management has implemented a strategy to proactively monitor the risk to the Company presented by the Bank’s loan portfolio as a whole. First, we purposefully manage the loan portfolio to avoid excessive concentrations in any particular loan category. Our goal is to structure the loan portfolio so that it is comprised of approximately one-third C&I loans and owner-occupied commercial real estate loans, one-third non-owner occupied commercial real estate loans and one-third residential real estate loans and consumer loans. Construction and land development loans are allocated between the commercial real estate and residential real estate categories based on the property securing the loan. With respect to construction and land development loans in particular, management monitors whether the allocation of these loans across geography and asset type heightens the general risk associated with these types of loans. We also monitor concentrations in our construction and land development loans based on regulatory guidelines promulgated by banking regulators, which involves evaluating the aggregate value of these loans as a percentage of our risk-based capital (this is referred to as the “100/300 Test” and is discussed in more detail under the “Supervision and Regulation” heading below) as well as monitoring loans considered to be high volatility commercial real estate. A further discussion of the risk reduction policies and procedures applicable to our lending activities can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management – Credit Risk and Allowance for Credit Losses.”
To ameliorate the anticipated impact of the COVID-19 pandemic on our consumer and commercial customers, we implemented a loan deferral program. Please refer to the discussion of this deferral program under the heading “Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Investment Activities. We acquire investment securities to provide a source for meeting our liquidity needs as well as to supply securities to be used in collateralizing certain deposits and other types of borrowings. We primarily acquire mortgage backed securities and collateralized mortgage obligations issued by government-sponsored entities such as FNMA, FHLMC and GNMA (colloquially known as “Fannie Mae,” “Freddie Mac” and “Ginnie Mae,” respectively) as well as municipal securities. Generally, cash flows from maturities and calls of our investment securities that are not used to fund loan growth are reinvested in investment securities. We also hold investments in corporate debt and pooled trust preferred securities. At December 31, 2020, all of the Company’s investment securities were classified as available for sale.
Investment income generated by our investment activities, both taxable and tax-exempt, accounted for approximately 4.46%, 5.41% and 5.38% of our total gross revenues in 2020, 2019 and 2018, respectively.
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
For our commercial clients, we offer competitive checking and savings services as well as a suite of treasury management products which include, but are not limited to, remote deposit capture, account reconciliation, electronic statements, fraud protection via positive pay, ACH origination and wire transfer, lockbox services, overnight investment sweep options, enhanced business Internet banking and mobile banking.
Fees generated through the deposit services we offer accounted for approximately 5.88%, 7.78% and 9.52% of our total gross revenues in 2020, 2019 and 2018, respectively. The deposits held by the Bank have been primarily generated within the market areas where our branches are located.
Operations of Wealth Management
Our Wealth Management segment operates through two divisions: Trust and Financial Services. The Trust division, which is housed in the Bank’s trust department, offers a wide variety of fiduciary and custodial services, including investment advisory, accounting and administrative services (acting as trustee or in other capacities) for qualified retirement and other employee benefit plans, IRAs, personal trusts and estates. Our fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on services we provide and the type of account.

The Financial Services division, which primarily operates through Park Place Capital (although the Bank’s trust department maintains some legacy financial service operations), offers specialized products and services to our customers. These products and services include fixed and variable annuities, mutual funds and stocks, some of which are offered through a third party provider. Park Place Capital also provides administrative and compliance services for certain mutual funds.

For 2020, the Wealth Management segment contributed total revenue of $19.7 million, or 2.66% of the Company’s total gross revenues. Wealth Management operations are headquartered in Tupelo, Mississippi, and Birmingham, Alabama, but our products and services are available to customers in all of our markets through our community banks.

Operations of Insurance
Renasant Insurance is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. For 2020, Renasant Insurance contributed total revenue of $11.0 million, or 1.48% of the Company’s total gross revenues, and operated eight offices throughout north and north central Mississippi.
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
For 2020, we maintained approximately 13.4% of the market share (deposit base) in our entire Mississippi markets, approximately 1.3% in our entire Tennessee markets, approximately 1.4% in our entire Alabama markets, approximately 1.4% in our entire Florida markets and approximately 1.9% in our entire Georgia markets.

Certain markets in which we operate have demographics that we believe indicate the possibility of future growth at higher rates than the remainder of the markets in which we operate. The following table shows our deposit share in those markets as of June 30, 2020 (which is the latest date that such information is available):

Market	Available Deposits (in billions)	Deposit Share
Mississippi
Tupelo	$3.0	45.8%
DeSoto County	3.3	12.8%
Oxford	1.5	9.6%
Columbus	1.2	9.2%
Starkville	1.2	33.9%
Jackson	15.3	4.0%
Tennessee
Memphis	32.0	2.2%
Nashville	65.7	1.0%
Maryville	2.3	3.4%
Alabama
Birmingham	49.7	0.6%
Decatur	2.4	15.3%
Huntsville/Madison	9.5	1.6%
Montgomery	7.5	1.5%
Tuscaloosa	4.1	1.3%
Florida
Columbia	1.5	1.7%
Gainesville	5.3	2.2%
Ocala	6.5	2.6%
Georgia
Alpharetta/Roswell	10.7	2.3%
Canton/Woodstock	4.0	4.3%
Cartersville/Cumming	5.3	3.7%
Gwinnett County	20.1	5.3%
Lowndes County	2.5	3.3%
Source:  FDIC, as of June 30, 2020
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

Supervision and Regulation
General
The U.S. banking industry is highly regulated under federal and state law. We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a result, we are subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a commercial bank chartered under the laws of the State of Mississippi; it is not a member of the Federal Reserve System. As a Mississippi non-member bank, the Bank is subject to supervision, regulation and examination by the Mississippi Department of Banking and Consumer Finance (the “DBCF”), as the chartering entity of the bank, and by the FDIC, as the insurer of the Bank’s deposits. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), we are subject to examination by the Consumer Financial Protection Bureau (the “CFPB”) for compliance with federal consumer protection laws because we have more than $10 billion in assets. As a result of this extensive system of supervision and regulation, the growth and earnings performance of the Company and the Bank are affected not only by management decisions and general and local economic conditions, but also by the statutes, rules, regulations and policies administered by the Federal Reserve, the FDIC and the DBCF, as well as by the CFPB and other federal and state regulatory authorities with jurisdiction over our operations.

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
The description below summarizes certain elements of the regulatory framework applicable to us and the Bank. This summary is not, however, intended to describe all laws, regulations and policies applicable to us and the Bank, and the description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretative letters and other written guidance that are described below. Further, the following discussion addresses the regulatory framework as in effect as of the date of this Annual Report on Form 10-K. Legislation and regulatory action to revise federal and Mississippi banking, consumer protection, securities and other applicable laws and regulations, sometimes in a substantial manner, are continually under consideration by the U.S. Congress, state legislatures and federal and state regulatory agencies. Accordingly, the following discussion must be read in light of the enactment of any new federal or state banking laws or regulations or any amendment or repeal of existing laws or regulations, or any change in the policies of the regulatory agencies with jurisdiction over the Company’s operations, after the date of this Annual Report on Form 10-K.
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
Scope of Permissible Activities. Under the BHC Act, we are prohibited from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for the Bank and from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or financial holding company. The principal exception to this prohibition is that we may engage, directly or indirectly (including through the ownership of shares of another company), in certain activities that the Federal Reserve has found to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In making determinations whether activities are closely related to banking or managing banks, the Federal Reserve must consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency of resources, and whether such public benefits outweigh the risks of possible adverse effects, such as decreased or unfair competition, conflicts of interest or unsound banking practices. Currently-permitted activities include, among others, operating a mortgage, finance, credit card or factoring company; providing certain data processing, storage and transmission services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal or real property on a nonoperating basis; and providing certain stock brokerage services.

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
Capital Adequacy Guidelines. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to factor off-balance sheet exposure into the assessment of capital adequacy, to minimize disincentives for holding liquid, low-risk assets and to achieve greater consistency in the evaluation of the capital adequacy of major banking organizations worldwide. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. These requirements apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more, such as the Company. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 4%.
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
In July 2020, the Federal Reserve provided guidance regarding its criteria for evaluating a bank holding company’s request to pay dividends in an aggregate amount that will exceed the company’s earnings for the period in which the dividends will be paid. For purposes of this analysis, “dividend” includes not only dividends on preferred and common equity but also dividends on debt underlying trust preferred securities and other Tier 1 capital instruments. The criteria evaluates whether the holding company (1) has net income over the past four quarters sufficient to fully fund the proposed dividend (taking into account prior dividends paid during this period), (2) is considering stock repurchases or redemptions in the quarter, (3) does not have a concentration in commercial real estate and (4) is in good supervisory condition, based on its overall condition and its asset quality risk. A holding company not meeting these criteria will require more in-depth consultations with the Federal Reserve.
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

Acquisitions by Bank Holding Companies. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it acquires all or substantially all of the assets of any bank, merges or consolidates with another bank holding company or acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served and the record of the bank holding company and its subsidiary bank(s) in combating money laundering activities. Finally, in order to acquire banks located outside their home state, a bank holding company and its subsidiary institutions must be “well capitalized” and “well managed.” In addition, as detailed under the heading “Scope of Permissible Activities” above, we cannot acquire direct or indirect control of more than 5% of the voting shares of a company engaged in non-banking activities.
Control Acquisitions. Federal and state laws, including the BHC Act and the Change in Bank Control Act, also impose prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. “Control” of a depository institution is a facts and circumstances analysis, but generally an investor is deemed to control a depository institution or other company if the investor owns or controls 25% or more of any class of voting securities. Ownership or control of 5% or more of any class of voting securities and more than one-third of the total equity of a depository institution or bank holding company is also presumed to result in the investor controlling the depository institution or other company, although this is subject to rebuttal.
Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other nonbanking services offered by a bank holding company or its affiliates.
Status as a Public Company. As a publicly-traded company, we are also subject to laws, rules and regulations, as well as the standards of self-regulatory organizations, relating to corporate governance, financial reporting and public disclosure, and auditor independence, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, SEC rules and regulations and Nasdaq listing rules. We incur significant expense in, and devote substantial management time and attention to, complying with these laws, regulations and standards, which are subject to varying interpretations, amendment or outright repeal. We are committed to maintaining high standards of corporate governance, financial reporting and public disclosure, and management continually monitors changes in laws, rules and regulations, as well as best practices, in this area to ensure that we fulfill this commitment.
Supervision and Regulation of Renasant Bank
General. As a Mississippi-chartered bank, the Bank is subject to the regulation and supervision of the DBCF. As an FDIC-insured institution that is not a member of the Federal Reserve, the Bank is subject to the regulation and supervision of the FDIC. The regulations of the FDIC and the DBCF affect virtually all of the Bank’s activities, including the minimum levels of capital required, the ability to pay dividends, mergers and acquisitions, borrowing and the ability to expand through new branches or acquisitions and various other matters. Finally, having more than $10 billion in assets, our compliance with federal consumer protection laws is subject to examination by the CFPB.
Insurance of Deposits. The deposits of the Bank are insured through the Deposit Insurance Fund (the “DIF”) up to $250,000 for most accounts. The FDIC administers the DIF, and the FDIC must by law maintain the DIF at an amount equal to a specified percentage of the estimated annual insured deposits or assessment base. The minimum designated reserve ratio of the DIF is currently 1.35% of total insured deposits. The FDIC must offset the effect of this increase for banks with assets less than $10 billion, meaning that banks above such asset threshold, such as the Bank, will bear the cost of the increase.
To fund the DIF, FDIC-insured banks are required to pay deposit insurance assessments to the FDIC on a quarterly basis. The amount of an institution’s assessment is based on its average consolidated total assets less its average tangible equity during the assessment period. As to the rate, it is based on risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators. The higher an institution’s risk classification, the higher its assessment rate (on the assumption that such institutions pose a greater risk of loss to the DIF). In addition, the FDIC can impose special assessments in certain instances. As we have assets in excess of $10 billion, our assessment rate is based not only on our risk classification but also incorporates forward-looking measures. Also, we are subject to a surcharge designed to increase the DIF to specified levels, although this surcharge is not currently applicable because the DIF is sufficiently funded.
The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. For an institution with no tangible capital, deposit insurance may be temporarily suspended during the hearing process for the permanent termination of insurance. If the FDIC terminates an institution’s deposit insurance, accounts insured at the time of the termination, less withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC. We are not aware of any existing circumstances that would result in termination of the Bank’s deposit insurance.

Interstate Banking and Branching. Under federal and Mississippi law, the Bank may establish additional branch offices within Mississippi, subject to the approval of the DBCF, and the Bank can also establish additional branch offices outside Mississippi, subject to prior regulatory approval, so long as the laws of the state where the branch is to be located would permit a state bank chartered in that state to establish a branch. Finally, the Bank may also establish offices in other states by merging with banks or by purchasing branches and related assets of banks in other states, subject to certain restrictions.
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
For example, residential mortgages are risk-weighted between 35% and 200%, depending on the mortgage’s loan-to-value ratio and whether the mortgage falls into one of two categories based on eight criteria that include the term, use of negative amortization and balloon payments, certain rate increases and documented and verified borrower income, while a 150% risk weight applies to both certain high volatility commercial real estate acquisition, development and construction loans as well as non-residential mortgage loans 90 days past due or on nonaccrual status (in both cases, as opposed to the former 100% risk weight). Also, “hybrid” capital items like trust preferred securities no longer enjoy Tier 1 capital treatment, subject to various grandfathering and transition rules. We and the Bank meet all minimum capital requirements as currently in effect, and our grandfathered trust preferred securities qualify for Tier 1 capital treatment.
For a detailed discussion of the Company’s capital ratios, see Note 22, “Regulatory Matters,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
-    Prompt Corrective Action. Under Section 38 of the Federal Deposit Insurance Act (the “FDIA”), each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement this mandate. Under current regulations, a bank is (1) “well capitalized” if it has total risk-based capital of 10% or more, has a Tier 1 risk-based ratio of 8% or more, has a common equity Tier 1 capital ratio of 6.5%, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (2) “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 6% or more, a common equity Tier 1 capital ratio of 4.5% and a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized,” (3) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 6%, a common equity Tier 1 capital ratio that is less than 4.5% or a Tier 1 leverage capital ratio that is less than 4%, (4) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, a common equity Tier 1 capital ratio of less than 3% or a Tier 1 leverage capital ratio that is less than 3%, and (5) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.
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

100/300 Test. In response to rapid growth in commercial real estate (“CRE”) loan concentrations and observed weaknesses in risk management practices at some financial institutions, the FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency published Joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (which we refer to as the “CRE guidance”). The CRE guidance is intended to promote sound risk management practices and appropriate levels of capital to enable institutions to engage in CRE lending in a safe and sound manner. Federal banking regulators use certain criteria to identify financial institutions that are potentially exposed to significant CRE concentration risk. Among other things, an institution will be deemed to potentially have significant CRE concentration risk exposure if, based on its call report, either (1) total loans classified as acquisition, development and construction (“ADC”) loans represent 100% or more of the institution’s total capital or (2) total CRE loans, which consists of ADC and non-owner occupied CRE loans as defined in the CRE guidance, represent 300% or more the institution’s total capital, where the balance of the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months. The foregoing criteria are commonly referred to as the 100/300 Test. As of December 31, 2020, our ADC loans represented 76% of our total bank level capital, and our total CRE loans represented 259% of our total bank level capital.
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
Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The required reserves must be maintained in the form of vault cash or an account at a Federal Reserve bank. However, in March 2020, due to a shift in its operating framework, the Federal Reserve reduced the reserve requirements to zero percent, effectively eliminating the Bank’s reserve requirements.

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
The Office of the Comptroller of the Currency recently implemented substantial changes to the CRA rules and regulations applicable to national banks. Neither the Federal Reserve Board nor the FDIC joined the Office of the Comptroller of the Currency in revising the CRA rules and regulations applicable to the financial institutions subject to their respective supervision, although the FDIC has generally acknowledged the need for updates to the CRA rules and regulations. In addition, the U.S. Congress and all banking regulatory agencies have proposed changes to fair lending laws. We will continue to evaluate the impact of any changes to the regulations governing the CRA and fair lending and their impact to our financial condition, results of operations, and/or liquidity.

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
Anti-Money Laundering. Federal anti-money laundering rules impose various requirements on financial institutions intended to prevent the use of the U.S. financial system to fund terrorist activities. These provisions include a requirement that financial institutions operating in the United States have anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations. The Bank has established policies and procedures to ensure compliance with federal anti-money laundering laws and regulations.
The Volcker Rule. The Federal Reserve and the other federal banking regulators as well as the SEC each adopted a rule, commonly referred to as the “Volcker Rule,” implementing Section 619 of the Dodd-Frank Act. Generally speaking, the Volcker rule prohibits a bank and its affiliates from engaging in proprietary trading and from acquiring or retaining ownership interests in, sponsoring, or having relationships with certain “covered funds,” including certain hedge funds and private equity funds. The Volcker Rule does not impact any of our current activities, but it does limit the scope of permissible activities in which we might engage in the future.

Supervision and Regulation of our Wealth Management and Insurance Operations
Our Wealth Management and Insurance operations are subject to licensing requirements and regulation under the laws of the United States and the states in which they operate. The laws and regulations are primarily for the benefit of clients. In all jurisdictions, the applicable laws and regulations are subject to amendment by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Other possible sanctions which may be imposed for violation of regulations include suspension of individual employees, limitations on engaging in a particular business for a specified period of time, censures and fines.

Monetary Policy and Economic Controls
We and the Bank are affected by the policies of regulatory authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to stabilize prices. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities and changes in the discount rate on bank borrowings. These instruments are used in varying degrees to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits.
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
Human Capital Resources
Employees of the Company represent its greatest asset. At December 31, 2020, we employed 2,524 people throughout all of our segments on a full-time equivalent basis. Of this total, the Bank accounted for 2,458 employees (inclusive of employees in our Community Banks and Wealth Management segments), and Renasant Insurance employed 66 individuals. The Company has no additional employees. At December 31, 2020, 18 employees of the Bank served as officers of the Company in addition to their positions with the Bank.
Early in 2020, we implemented personnel policies and procedures intended to minimize exposure to COVID-19, such as remote work, adjusted staffing levels, the reconfiguration of our workplaces and additional sanitation and safety protocols for those employees who are not able to work remotely, all of which remain in place. We also enhanced our paid leave practices to address illness, caretaking, isolation after exposure and school closures and other unanticipated childcare emergencies. We continue to evaluate the needs of our workforce as the COVID-19 pandemic evolves, and we are committed to responding as circumstances change.

During 2020, the Company offered a voluntary early retirement window program to a select group of employees (called the “VERP”), which was intended to create longer-term efficiencies related to the management of our personnel. Eligible employees who voluntarily retired on or before December 31, 2020 and satisfied other program conditions received, among other items, cash payments, retiree medical coverage and, if otherwise a participant, accelerated payouts from the Company’s defined benefit pension plan.

The Company also established a Social Responsibility Diversity and Inclusion Committee (referred to as the “SRDI Committee”), consisting of four permanent members and four rotating members, with the mandate to address inclusion and diversity in the workplace and among the Company’s vendors and suppliers. During 2020, the SRDI Committee evaluated the Company’s existing policies and practices addressing inclusion and diversity and adopted a broader, long-range strategic plan. The plan has been approved and implementation has begun.

Available Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, as amended. Our SEC filings are available to the public at the SEC’s website at www.sec.gov. Our Internet address is www.renasant.com, and the Bank’s Internet address is www.renasantbank.com. We make available at the Company’s website, at the “SEC Filings” link, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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
Risks Related to Our Industry
The ongoing COVID-19 pandemic and measures intended to arrest the virus’s spread have adversely affected, and are expected to continue to adversely affect, the Company.
The spread of the COVID-19 virus has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally. In an effort to prevent the further spread of the virus, federal and state governments, including state and local governments in the markets in which we operate, have imposed various levels of restrictions on all businesses and the activities of individuals outside their residences, ranging from the required closure of “non-essential” businesses at the onset of the pandemic and restrictions on the number of customers that a business may allow inside its premises to orders mandating that all individuals wear protective face coverings and observe social distancing in all instances. In addition, most businesses, including the Company, have taken steps to protect the health and well-being of their customers and employees and to promote efforts to limit the transmission of the disease, and these steps, to varying degrees, have limited the normal operations of these businesses. These actions (including those that remain in place and those that have lapsed as of the date hereof) by federal and state governments, businesses and individuals have had, and continue to have, a severe negative impact on the global and United States economies as well as the local economies across our footprint. The United States economy and the Company's markets in particular continue to experience depressed commercial and consumer activity and changes in the manner of conducting permitted activities, elevated levels of unemployment, disrupted U.S. and global supply chains, increased volatility as well as other disruptions in the financial markets and credit deterioration in many industries. The ongoing impact of the pandemic may in turn have a material and adverse effect on our business, financial condition, results of operations, liquidity, asset quality, capital, cash flows and prospects. Furthermore, additional measures taken in the future to address the pandemic by government, businesses in general and the Company may exacerbate the economic impact of the pandemic on us, especially if the current level of restrictions on business activity fails to arrest the ongoing spread of the COVID-19 virus and stimulus payments provided to individuals by the federal government do not have the intended impact on the United States economy.
Federal and state governments have taken unprecedented actions to assist businesses and individuals impacted by the COVID-19 virus and to stabilize the financial markets and otherwise limit the impact of the pandemic on the economy as a whole, and additional legislation and other actions are likely to continue to be contemplated until the pandemic is over. The Company has implemented measures to assist its qualified commercial and consumer clients by allowing deferrals on principal and interest payments on loans. It is unclear at this time how successful, if at all, these past, present and future governmental actions as well as the Company’s own efforts will be in supporting businesses and individuals, the markets and the broader economy over the long term and generally ameliorating the impact of the COVID-19 virus on the United States as a whole and the particular markets in which we operate. In the meantime, these governmental actions, along with the steps the Company has taken, may have a material adverse effect on our business, financial condition, results of operations, liquidity, asset quality, capital, cash flows and prospects. In addition, the Company faces an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.
The extent to which the pandemic impacts our business, financial condition, results of operations, liquidity, asset quality, capital, cash flows and prospects ultimately depends on the duration of the pandemic, the pace at which the vaccines being deployed to prevent the spread of the pandemic can be distributed and administered in our markets, and the effectiveness of the measures implemented and to be implemented by governments and businesses, including the Company, to address the pandemic and the time it will take the global, national and local economies to recover to their pre-pandemic levels, all of which are highly uncertain and cannot be predicted at this time. Further, there can be no assurance that any of these efforts will be effective. In the meantime, until the effects of the pandemic subside, we expect continued draws on lines of credit, reduced revenues in our business, and increased customer defaults. As described above in the “Risk Management” section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, the Company significantly increased its allowance for credit losses in 2020, and the impact of the pandemic may result in further increases to our allowance for credit losses. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business, financial condition, results of operations, liquidity, asset quality, capital, cash flows and prospects, which could be material, as a result of the economic impact and any recession that has occurred or may occur in the future.
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
As of December 31, 2020, approximately 69.57% of our loan portfolio consisted of C&I, construction and commercial real estate loans, excluding loans under the Paycheck Protection Program (“PPP”). These types of loans are generally viewed as having more risk to our financial condition than other types of loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of C&I, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
Our C&I, construction and commercial real estate loan portfolios are discussed in more detail under the heading “Operations – Operations of Community Banks” in Item 1, Business, in this report.
Our allowance for credit losses may be insufficient, and we may be required to further increase our provision for credit losses.
Although we try to maintain diversification within our loan portfolio in order to minimize the effect of economic conditions within a particular industry, management also maintains an allowance for credit losses, which is a reserve established through a provision for credit losses on loans charged to expense, to absorb credit losses inherent in the entire loan portfolio. The credit loss estimation process involves procedures to appropriately consider the unique characteristics of the Company’s loan portfolio segments. Credit quality is assessed and monitored by evaluating various attributes, and the results of those evaluations are utilized in underwriting new loans and in the Company’s process for the estimation of expected credit losses. Credit quality monitoring procedures and indicators can include an assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories and other factors, including the Company’s risk rating system, regulatory guidance and economic conditions, such as the unemployment rate and GDP growth in the markets in which the Company operates, as well as trends in the market values of underlying collateral securing loans, all as determined based on input from management, loan review staff and other sources. This evaluation is complex and inherently subjective, as it requires estimates by management that are inherently uncertain and therefore susceptible to significant revision as more information becomes available. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and provision for credit losses in those future periods.
The 2008-2009 recession, and then subsequently the COVID-19 pandemic, in the United States highlighted the inherent difficulty in estimating with precision the extent to which credit risks and future trends need to be addressed through a provision to our allowance for credit losses. Any deterioration of current and future economic conditions could cause us to experience higher than normal delinquencies and credit losses. As a result, we may be required to make further increases in our provision for credit losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.
In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations. A discussion of the policies and procedures related to management’s process for determining the appropriate level of the allowance for credit losses is set forth under the headings “Critical Accounting Policies” and “Risk Management – Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

We are subject to interest rate risk.
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In response to the COVID-19 pandemic, the Federal Reserve decreased the federal funds target rate by 150 basis points in March 2020. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, and (2) the fair value of our financial assets and liabilities.
Our financial results are constantly exposed to market risk.
Market risk refers to the probability of variations in net interest income or the fair value of our assets and liabilities due to changes in interest rates, among other things. The primary source of market risk to us is the impact of changes in interest rates on net interest income. We are subject to market risk because of the following factors:

—	Assets and liabilities may mature or reprice at different times. For example, if assets reprice more slowly than liabilities and interest rates are generally rising, earnings may initially decline.
—	Assets and liabilities may reprice at the same time but by different amounts. For example, when interest rates are generally rising, we may increase rates charged on loans by an amount that is less than the general increase in market interest rates because of intense pricing competition, while similarly intense pricing competition for deposits dictates that we raise our deposit rates in line with the general increase in market rates. Also, risk occurs when assets and liabilities have similar repricing frequencies but are tied to different market interest rate indices that may not move in tandem.
—	Short-term and long-term market interest rates may change by different amounts, i.e., the shape of the yield curve may affect new loan yields and funding costs differently.
—	The remaining maturity of various assets and liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, mortgage backed securities held in our securities portfolio may prepay significantly earlier than anticipated, which could reduce portfolio income. If prepayment rates increase, we would be required to amortize net premiums into income over a shorter period of time, thereby reducing the corresponding asset yield and net interest income.
—	Interest rates may have an indirect impact on loan demand, credit losses, loan origination volume, the value of financial assets and financial liabilities, gains and losses on sales of securities and loans, the value of mortgage servicing rights and other sources of earnings.
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
Although the floating interest rate component of the Company’s 4.50% fixed-to-floating rate subordinated notes due 2035 are linked to SOFR, the Company has not yet decided if it will adopt SOFR or another rate as the reference rate for its lending or borrowing transactions, and there can be no assurances that, regardless of the Company’s decision, SOFR will be widely adopted as the replacement reference rate for LIBOR. In addition, because SOFR is published by the FRBNY based on data received from other sources, we have no control over its determination, calculation or publication. Finally, there can be no assurance that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the parties that utilize SOFR as the reference rate for transactions.
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

—	adversely affect the value of our floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements;
—
result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based notes, securities and other instruments; and

—
require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark.

Finally, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.
Liquidity needs could adversely affect our results of operations and financial condition.
Maintaining adequate liquidity is crucial to the operation of our business. We need sufficient liquidity to meet customer loan requests, deposit maturities and withdrawals and other cash commitments arising in both the ordinary course of business and in other unpredictable circumstances. We rely on dividends from the Bank as our primary source of funds. The primary source of the Bank’s funds are customer deposits, loan repayments, proceeds from our investment securities and borrowings. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, pandemics, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations or to support growth. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks.
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
Our industry could become even more competitive as a result of legislative, regulatory and technological changes. We also expect continued consolidation in the banking industry as a result of, among other things, elevated regulatory compliance costs, the benefits of larger scale when making investments in new technology and changes in laws affecting larger financial institutions. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, legislative and regulatory changes on both the federal and state level may materially affect competitive conditions in our industry. Finally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as loans and automatic transfer and payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures.
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
We and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, while consumer protection statutes are primarily focused on the protection of the users of our lending and deposit services. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. In addition, significant changes to such regulations have been proposed or may be proposed. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of the foregoing, could affect us and/or the Bank in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.
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
Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations nevertheless may occur. The information under the heading “Supervision and Regulation” in Item 1, Business, and Note 22, “Regulatory Matters,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report provides more information regarding the regulatory environment in which we and the Bank operate.
Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
In order to replenish the Deposit Insurance Fund following the recession in 2008-2009, the FDIC significantly increased the assessment rates paid by financial institutions for deposit insurance. In November 2018, the DIF reached the minimum reserve ratio of 1.35% required under the Dodd-Frank Act, which resulted in the discontinuance of the assessment surcharges that had been charged to banks with greater than $10 billion in assets like the Bank. However, under the Dodd-Frank Act, if the reserve ratio falls or is projected within 6 months to fall below 1.35%, or if the FDIC increases reserves against future losses, the increased assessments are to be borne primarily by institutions with assets greater than $10 billion, which will apply to the Bank. Any increases in FDIC insurance premiums and any special assessments may adversely affect our financial condition and results of operations.
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
Risks Related to Our Business
Our business may be adversely affected by current economic conditions in general and specifically in the markets in which we operate.
General business and economic conditions in the United States and abroad can materially affect our business and operations and the businesses and operations of our customers. A weak U.S. economy is likely to cause uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government and future tax rates. In addition, economic and other conditions in foreign countries could affect the stability of global financial markets and adversely impact global supply chains, which could hinder U.S. economic growth. Future developments (including the extent of the virus’s spread and the measures, such as vaccines, quarantines and travel restrictions, taken to contain such spread), may adversely affect economic conditions in the United States generally and our markets in particular.

Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and C&I loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on the businesses and operations of our customers and in turn on our business, financial condition, results of operations and growth prospects.

More particularly, much of our business development and marketing strategy is directed toward fulfilling the banking and financial services needs of small to medium size businesses. Such businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact the markets in which we operate and these businesses are adversely affected, our financial condition and results of operations may be negatively affected.

We have a high concentration of loans secured by real estate.
At December 31, 2020, approximately 82.73% of our loan portfolio (excluding loans under the Paycheck Protection Program) had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower. Real estate values have generally recovered since the most recent recession, but any adverse change in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for credit losses to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.
We have a concentration of credit exposure in commercial real estate.

In addition to the general risks associated with our lending activities described above, including the effects of declines in real estate values, commercial real estate (“CRE”) loans are subject to additional risks. These loans depend on cash flows from the property to service the debt. Cash flows, either in the form of rental income or the proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. A general downturn in the local economy where the property is located, or a decline in occupancy rates in particular, could increase the likelihood of default. An increase in defaults in our CRE loan portfolio could have a material adverse effect on our financial condition and results of operations. At December 31, 2020, we had approximately $5.4 billion in commercial real estate loans, representing approximately 49.51% of our loans outstanding on that date, as follows:

(thousands)	December 31, 2020
Commercial Real Estate
Owner-occupied	$1,657,806
Non-owner occupied	2,747,467
Construction	858,104
Land Development:
Commercial mortgage	149,579
Total Commercial real estate loans	$5,412,956
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
We have invested a significant amount of time and expense, in security infrastructure investments and the development of policies and procedures governing our operations as well as employee training and monitoring of our third party service providers, in our efforts to preserve the security and integrity of our systems from the aforementioned threats. Despite these efforts, we can provide no assurances that our systems, or our provider’s systems, will not experience any failures, interruptions or security breaches or that, if any such failures, interruptions or breaches occur, they will be addressed in a timely and adequate manner. If the security and integrity of our systems, or the systems of one of our providers, are compromised, our operations could be significantly disrupted and our or our customer’s confidential information could be misappropriated, among other things. This in turn could result in financial losses to us or our customers, lasting damage to our reputation, the violation of privacy or other laws and significant litigation risk, all of which could have a material adverse effect on our financial condition and results of operations.
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
Historically, we have grown our business through the acquisition of entire financial institutions and through de novo branching and we intend to continue pursuing this growth strategy for the foreseeable future. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:
Management of Growth.  We may be unable to successfully:

—	maintain loan quality in the context of significant loan growth;
—	maintain adequate management personnel and systems to oversee such growth;
—	maintain adequate internal audit, loan review and compliance functions; and
—	implement additional policies, procedures and operating systems required to support such growth.
Operating Results. Existing offices or future offices may not maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth strategy necessarily entails growth in overhead expenses as we routinely add new offices and staff. Our historical results may not be indicative of future results or results that may be achieved if we increase the number and concentration of our branch offices. Should any new location be unprofitable or marginally profitable, or should any existing location experience a decline in profitability or incur losses, the adverse effect on our results of operations and financial condition could be more significant than would be the case for a larger company.
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
We may continue to experience increased credit costs or need to take additional markdowns and make additional provisions to the allowance for credit losses on loans. Any of these actions could adversely affect our financial condition and results of operations in the future. In addition, the attention and effort devoted to the integration of an acquired business may divert management’s attention from other important issues and could harm our business.
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
We are a separate and distinct legal entity from the Bank, and we receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. The information under Note 21, “Restrictions on Cash, Securities, Bank Dividends, Loans or Advances,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report provides a detailed discussion about the restrictions governing the Bank’s ability to transfer funds to us.
Our stock price can be volatile.
Stock price volatility may make it more difficult for an investor to resell our common stock when desired and at attractive prices. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

—	actual or anticipated variations in quarterly results of operations;
—	recommendations by securities analysts;
—	operating and stock price performance of other companies that investors deem comparable to us;
—	news reports relating to trends, concerns and other issues in the banking and financial services industry;
—	perceptions in the marketplace regarding us and/or our competitors;
—	new technology used, or services offered, by us or our competitors;
—	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
—	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
—	changes in government regulations; and
—	civil unrest and geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, pandemics, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.
The trading volume in our common stock is less than that of other bank holding companies.
Although our common stock is listed for trading on The NASDAQ Global Select Market, the average daily trading volume in our common stock is generally less than that of many of our competitors and other bank holding companies that are publicly-traded companies. For the 60 days ended February 19, 2021, the average daily trading volume for Renasant common stock was 333,240 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.
Holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.
We have supported a portion of our growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. Also, in connection with our acquisitions of other financial institutions, we have assumed junior subordinated debentures. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock (such dividend restrictions do not apply to the subordinated notes issued in August 2016 and September 2020 or assumed in connection with the Metropolitan acquisition). We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

An investment in our common stock is not an insured deposit.
Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K and is subject to the same market forces that affect the price of common stock in any company. As a result, an investor may lose some or all of its investment in our common stock.
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
Shares of our common stock eligible for future sale, including those that may be issued in any other private or public offering of our common stock for cash or as incentives under equity incentive plans, could have a dilutive effect on the market for our common stock and could adversely affect market prices. As of February 19, 2021, there were 150,000,000 shares of our common stock authorized, of which 56,238,556 shares were outstanding.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The principal executive offices of the Company are located at 209 Troy Street, Tupelo, Mississippi. Various departments occupy each floor of the five-story building. The Technology Center, also located in Tupelo, houses electronic data processing, document preparation, document imaging, loan servicing and deposit operations.
As of December 31, 2020, Renasant operated 157 full-service branches, 11 limited-service branches, 181 ATMs and 32 Interactive Teller Machines (ITM). Our Community Banks and Wealth Management segments operate out of all of these branches.
The Bank also operates 21 locations used exclusively for mortgage banking and seven locations used exclusively for loan production. The Wealth Management segment operates two locations used exclusively for investment services.
Renasant Insurance, a wholly-owned subsidiary of the Bank, operates out of eight stand-alone offices throughout Mississippi.
We own or lease our facilities and believe all of our properties are in good condition to meet our business needs. None of our properties are subject to any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company, the Bank, or any of its subsidiaries are a party or to which any of their property is subject, and no such legal proceedings were terminated in the fourth quarter of 2020.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
The Company’s common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “RNST.” On February 19, 2021, the Company had approximately 4,350 shareholders of record and the closing sales price of the Company’s common stock was $39.44.
Please refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number of Shares or Approximate Dollar Value That May Yet Be Purchased Under Share Repurchase Plans (2)
October 1, 2020 to October 31, 2020	3,950	$28.20	—	$50,000
November 1, 2020 to November 30, 2020	9,600	32.34	—	50,000
December 1, 2020 to December 31, 2020	—	—	—	50,000
Total	13,550	$31.13	—
(1)For the three months ended December 31, 2020, share amounts in this column represent shares of Renasant Corporation stock withheld to satisfy federal and state tax liabilities related to the vesting of time-based restricted stock awards during the period.
The Company announced a $50.0 million stock repurchase program in October 2019, under which the Company was authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. The Company suspended stock repurchases under this program in March 2020, and accordingly no shares were subsequently repurchased prior to the program’s expiration in October 2020. The Company announced a new $50.0 million stock repurchase program on October 20, 2020 which will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. No shares were repurchased during the fourth quarter of 2020 under this plan.

(2)Dollars in thousands.
Unregistered Sales of Equity Securities
The Company did not sell any unregistered equity securities during 2020.

Stock Performance Graph
The following performance graph, obtained from S&P Global Market Intelligence, compares the performance of our common stock to the NASDAQ Composite Index and to the SNL Southeast Bank Index, which is a peer group of regional southeast bank holding companies (including the Company), for the measurement period. The performance graph assumes that the value of the investment in our common stock, the NASDAQ Market Index and the SNL Geographic Index, Southeast was $100 at December 31, 2015, and that all dividends were reinvested.

Total Return Performance
Index Value
300
250
200
150
100
50
2015
2016
2017
2018
2019
2020
Period Ending
Renasant Corporation
NASDAQ Composite Index
SNL Southeast Bank Index

	Period Ending December 31,
	2015	2016	2017	2018	2019	2020
Renasant Corporation	$100.00	$125.16	$123.39	$92.89	$111.69	$110.01
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL Southeast Bank Index(1)	100.00	132.75	164.21	135.67	191.06	172.07
(1)The SNL Southeast Bank Index, is a peer group of 67 regional bank holding companies, whose common stock is traded either on the New York Stock Exchange, NYSE Amex or NASDAQ, and which are headquartered in Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.
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

ITEM 6. SELECTED FINANCIAL DATA(1)
The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2020 and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, included elsewhere in this report. Certain items in prior financial statements have been reclassified to conform to the current presentation.

(In Thousands, Except Share Data)

Year Ended December 31,	2020	2019	2018	2017	2016
Interest income	$498,132	$542,580	$461,854	$374,750	$329,138
Interest expense	71,335	98,923	65,329	37,853	28,147
Net interest income	426,797	443,657	396,525	336,897	300,991
Provision for credit losses	86,850	7,050	6,810	7,550	7,530
Noninterest income	235,532	153,254	143,961	132,140	137,415
Noninterest expense	471,988	374,174	345,029	301,618	295,099
Income before income taxes	103,491	215,687	188,647	159,869	135,777
Income taxes	19,840	48,091	41,727	67,681	44,847
Net income	$83,651	$167,596	$146,920	$92,188	$90,930
Per Common Share
Net income – Basic	$1.49	$2.89	$2.80	$1.97	$2.18
Net income – Diluted	1.48	2.88	2.79	1.96	2.17
Book value at December 31	37.95	37.39	34.91	30.72	27.81
Closing price(2)	33.68	35.42	30.18	40.89	42.22
Cash dividends declared and paid	0.88	0.87	0.80	0.73	0.71
Dividend payout	59.46%	30.21%	28.67%	37.24%	32.72%
At December 31,
Assets	$14,929,612	$13,400,618	$12,934,878	$9,829,981	$8,699,851
Loans, net of unearned income	10,933,647	9,689,638	9,083,129	7,620,322	6,202,709
Securities	1,343,457	1,290,613	1,250,777	671,488	1,030,530
Deposits	12,059,081	10,213,168	10,128,557	7,921,075	7,059,137
Borrowings	496,310	865,598	651,324	297,360	312,135
Shareholders’ equity	2,132,733	2,125,689	2,043,913	1,514,983	1,232,883
Selected Ratios
Return on average:
Total assets	0.58%	1.30%	1.32%	0.97%	1.08%
Shareholders’ equity	3.96%	7.95%	8.64%	6.68%	8.15%
Average shareholders’ equity to average assets	14.58%	16.37%	15.32%	14.52%	13.26%
At December 31,
Shareholders’ equity to assets	14.29%	15.86%	15.80%	15.41%	14.17%
Allowance for credit losses on loans to total loans, net of unearned income	1.61%	0.54%	0.54%	0.61%	0.69%
Allowance for credit losses on loans to nonperforming loans	317.55%	143.61%	188.77%	197.31%	120.34%
Nonperforming loans to total loans, net of unearned income	0.51%	0.37%	0.29%	0.31%	0.57%

(1)Selected consolidated financial data includes the effect of mergers and other acquisition transactions from the date of each merger or other transaction. On September 1, 2018, Renasant Corporation acquired Brand Group Holdings, Inc., a Georgia corporation (“Brand”), headquartered in Lawrenceville, Georgia. On July 1, 2017, Renasant Corporation acquired Metropolitan BancGroup, Inc., a Delaware corporation (“Metropolitan”), headquartered in Ridgeland, Mississippi. On April 1, 2016, Renasant Bank, Renasant Corporation’s wholly-owned subsidiary, acquired KeyWorth Bank, a Georgia banking corporation (“KeyWorth”), headquartered in Johns Creek, Georgia. For additional information about the Brand acquisition, please refer to Item

1, Business, and Note 2, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in Renasant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020. For additional information about the Metropolitan acquisition, please refer to Item 1, Business, and Note 2, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in Renasant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019. For additional information about the KeyWorth acquisition, please refer to Item 1, Business, and Note 2, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in Renasant’s Annual Report on Form 10-K/A for the year ended December 31, 2017, filed with the SEC on February 28, 2018.

(2)Reflects the closing price on The NASDAQ Global Select Market on the last trading day of the Company’s fiscal year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
The following discussion and analysis of our financial condition as of December 31, 2020 and 2019 and results of operations for each of the years then ended should be read together with the cautionary language regarding forward-looking statements at the beginning of Part I of this Annual Report on Form 10-K and our consolidated financial statements and related notes included under Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2019, which provides a discussion of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K.
Performance Overview
Net income was $83,651 for 2020 compared to $167,596 for 2019. Basic and diluted earnings per share (“EPS”) were $1.49 and $1.48, respectively, for 2020 compared to $2.89 and $2.88, respectively, for 2019. At December 31, 2020, total assets increased to $14,929,612 from $13,400,618 at December 31, 2019. The changes in our financial condition and results of operations from 2019 to 2020 were driven by a number of factors, the most prominent of which are highlighted below:

Impact of and responses to COVID-19
—
In response to the COVID-19 pandemic, the Company made its branches accessible only by appointment (with appointments generally being limited to services that required access inside a branch). The Company reopened its branch lobbies to the public in October 2020, subject to capacity limitations, mask-wearing and social distancing requirements designed to promote the safety of our clients and employees. The Company implemented additional measures to minimize Company employees’ exposure to COVID-19, such as working remotely, reconfiguring work spaces to promote social distancing and adjusting staff levels, all of which remain in place. The Company incurred expenses of $10,343 in 2020 in connection with its response to the COVID-19 pandemic, primarily related to employee overtime and other employee benefit costs as well as expenses associated with supplying branches with protective equipment, sanitation supplies (such as floor markings and cautionary signage for branches, face coverings and hand sanitizer) and more frequent and rigorous branch cleaning. We expect that these elevated expenses will continue into 2021 while challenges to growth persist as the United States economy slowly recovers from the pandemic.

—	The Company has been active in the Paycheck Protection Program (“PPP”) and as of December 31, 2020, the balance of such loans included in the Company’s Consolidated Balance Sheets was approximately $1,128,703.
—
In response to the economic environment caused by the COVID-19 pandemic, the Company implemented a loan deferral program in the first quarter of 2020 to provide temporary payment relief to both consumer and commercial customers. Any customer current on loan payments, taxes and insurance is eligible for a 90-day deferral of principal and interest payments. Principal and interest payments can be deferred for up to 180 days on residential mortgage loans. A second deferral is available to customers that remain current on taxes and insurance through the first deferral period and also satisfy underwriting standards established by the Company. These standards analyze the ability of the customer to service its loan in accordance with its existing terms in light of the impact of the COVID-19 pandemic on the customer, its industry and the markets in which it operates. The Company’s loan deferral program complies with the guidance set forth in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and related guidance from the FDIC and other banking regulators. At December 31, 2020, the Company had 906 loans (not in thousands) on deferral with an aggregate balance of approximately $145,000, or 1.5% of our loan portfolio (excluding PPP loans) by dollar value. In accordance with the applicable guidance, none of these loans are considered “restructured loans.”

Financial Highlights
—
Net interest income decreased 3.80% to $426,797 for 2020 as compared to $443,657 for 2019. The decrease from 2019 to 2020 was due to the decline in loan yields as a result of the Federal Reserve’s decision to cut interest rates in response to the COVID-19 pandemic, as well as changes in the mix of earning assets during the quarter due to increased liquidity on the balance sheet, partially offset by a decline in our cost of funds. The Company has continued to focus on lowering the cost of funding through both growing noninterest-bearing deposits and aggressively lowering interest rates on interest-bearing deposits.

—
Net charge-offs as a percentage of average loans were 0.04% in 2020 and 2019. The provision for credit losses was $86,850 (inclusive of $1,500 in provision for credit losses on deferred interest) for 2020 compared to $7,050 for 2019. The large increase in provision expense year over year is attributable to the adoption of the current expected credit loss model (“CECL”) on January 1, 2020 and our response to the economic uncertainty associated with the COVID-19 pandemic.

—
Noninterest income was $235,532 for 2020 compared to $153,254 for 2019. The growth in noninterest income is primarily attributable to the strong mortgage production due to the current interest rate environment.

—
Noninterest expense was $471,988 and $374,174 for 2020 and 2019, respectively. The increase in noninterest expense is primarily attributable to increases in salaries and employee benefits, which grew due to the strategic production hires the Company made throughout its footprint during 2019 as well as increased mortgage commissions and incentives related to the increased mortgage production during 2020. Salaries and employee benefits for 2020 also includes approximately $8,237 in expense related to employee overtime and employee benefit accruals directly related to the Company's response to both the COVID-19 pandemic itself and federal legislation enacted to address the pandemic, such as the CARES Act.

—
Loans, net of unearned income, were $10,933,647 at December 31, 2020 compared to $9,689,638 at December 31, 2019, which represents an increase of 12.84% from the previous year. Excluding PPP loans of $1,128,703 at December 31, 2020, total loans increased by $115,306, or 1.19%, from December 31, 2019, while nonpurchased loans increased by $702,863, or 9.26%, over the same time period.

—
Deposits totaled $12,059,081 at December 31, 2020 compared to $10,213,168 at December 31, 2019. Noninterest bearing deposits averaged $3,391,619, or 29.79% of average deposits, for 2020 compared to $2,463,436, or 24.19% of average deposits, for 2019. The growth in noninterest-bearing deposits across the Company’s footprint during 2020 was driven by the Company’s PPP lending, other government stimulus and client sentiment to maintain liquidity.

A historical look at key performance indicators is presented below.

	2020	2019	2018
Diluted EPS	$1.48	$2.88	$2.79
Diluted EPS Growth	(48.61)%	3.23%	42.35%
Shareholders’ equity to assets	14.29%	15.86%	15.80%
Tangible shareholders’ equity to tangible assets(1)	8.33%	9.25%	8.92%
Return on Average Assets	0.58%	1.30%	1.32%
Return on Average Tangible Assets(1)	0.66%	1.46%	1.47%
Return on Average Shareholders’ Equity	3.96%	7.95%	8.64%
Return on Average Tangible Shareholders’ Equity(1)	7.83%	15.36%	15.98%
(1)These performance indicators are non-GAAP financial measures. A reconciliation of these financial measures from GAAP to non-GAAP as well as an explanation of why the Company provides these non-GAAP financial measures can be found under the “Non-GAAP Financial Measures” heading at the end of this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies
Our financial statements are prepared using accounting estimates for various accounts. Wherever feasible, we utilize third-party information to provide management with estimates. Although independent third parties are engaged to assist us in the estimation process, management evaluates the results, challenges assumptions and considers other factors that could impact these estimates. We monitor the status of proposed and newly issued accounting standards to evaluate the impact (or potential impact) on our financial condition and results of operations or on the preparation of our financial statements. Our accounting policies, including the impact of newly issued accounting standards, are discussed in further detail in Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report. The following discussion details the accounting policies governing the significant estimates used in preparing our financial statements.
Allowance for Credit Losses
The accounting policy most important to the presentation of our financial statements relates to the allowance for credit losses and the related provision for credit losses. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb such expected credit losses, as prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 326, “Financial Instruments - Credit Losses” (“ASC 326”). Management evaluates the adequacy of the allowance for credit losses on a quarterly basis.
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
•In determining the allowance for credit losses on loans evaluated on a collective basis, the Company categorizes loan pools based on loan type and/or risk rating. The Company uses two CECL models: (1) a loss rate model, based on average historical life-of-loan loss rates, which is used for the Real Estate - 1-4 Family Mortgage, Real Estate - Construction and the Installment Loans to Individuals portfolio segments, and (2) for the C&I, Real Estate - Commercial Mortgage and Lease Financing portfolio segments, the Company uses a probability of default/loss given default model, which calculates an expected loss percentage for each loan pool by considering (a) the probability of default, based on the migration of loans from performing (using risk ratings) to default using life-of-loan analysis periods, and (b) the historical severity of loss, based on the aggregate net lifetime losses incurred per loan pool.
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
Prior to the adoption of ASC 326 on January 1, 2020, the appropriate level of the allowance was based on an ongoing analysis of the loan portfolio and represented an amount that management deemed adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, “Contingencies” (“ASC 450”), in our loan portfolio. Collective impairment was calculated based on loans grouped by grade. Another component of the allowance was losses on loans assessed as impaired under ASC 310, “Receivables” (“ASC 310”). The balance of the loans determined to be impaired under ASC 310 and the related allowance was included in management’s estimation and analysis of the allowance for loan losses. The determination of the appropriate level of the allowance was sensitive to a variety of internal factors, primarily historical loss ratios and assigned risk ratings, and external factors, primarily the economic environment. While no one factor was dominant, each could cause actual loan losses to differ materially from originally estimated amounts.

For more information about our loan policies and procedures for addressing credit risk, please refer to the disclosures in this Item under the heading “Risk Management – Credit Risk and Allowance for Credit Losses.”
Business Combinations, Accounting for Purchased Loans
The Company accounts for its acquisitions under ASC 805, “Business Combinations,” which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, liabilities assumed and non-controlling interest in the acquired company are recorded at fair value and recognized separately from goodwill. For a purchased asset that the Company has the intent of holding for investment, ASC 326 requires the Company to determine whether the asset has experienced more-than-insignificant deterioration in credit quality since origination. Assets that have experienced more-than insignificant deterioration are referred to as purchased credit deteriorated (“PCD”) assets. ASC 326 provides for special initial recognition of PCD assets, commonly referred to as the “gross-up” approach, whereas the allowance for credit losses is recognized by adding it to the fair value to arrive at the Day 1 amortized cost basis. After initial recognition, the accounting for PCD assets will generally follow the credit loss model that applies to that type of asset. Non-PCD assets record the Day 1 allowance for credit losses through earnings on the date of purchase. The Company will accrete or amortize as interest income the fair value discounts on both PCD and non-PCD assets over the life of the asset.
Prior to the adoption of ASC 326 on January 1, 2020, in regards to a purchased loan, no allowance for loan losses was recorded on the acquisition date because the fair value measurements incorporated assumptions regarding credit risk. This applied even to a purchased loan with evidence of credit deterioration since origination pursuant to ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Generally speaking, rather than carry over an allowance for loan losses, as part of the acquisition we established a “Day 1 Fair Value” of a purchased loan or pools of purchased loans sharing common risk characteristics, which was equal to the outstanding balance of a purchased loan or pool on the acquisition date less any credit and/or yield discount applied against the purchased loan or pool of loans. In other words, these loans or pools of loans were carried at values which represented our estimate of their future cash flows. After the acquisition date, a purchased loan or pool of loans either met or exceeded the performance expectations established in determining the Day 1 Fair Values or deteriorate from such expected performance which resulted in accelerated accretion or impairment recognized through the provision for loan losses.
Additional details about our loans acquired in connection with our acquisitions is set forth below under the heading “Risk Management - Credit Risk and Allowance for Credit Losses” and in Note 4, “Purchased Loans” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at December 31, 2020 compared to December 31, 2019. Total assets were $14,929,612 at December 31, 2020 compared to $13,400,618 at December 31, 2019.
Securities
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio, at December 31:

	2020		2019
	Balance	% of Portfolio	Balance	% of Portfolio
U.S. Treasury securities	$7,079	0.53%	$499	0.04%
Obligations of other U.S. Government agencies and corporations	1,009	0.08	2,531	0.20
Obligations of states and political subdivisions	305,201	22.72	223,131	17.29
Mortgage backed securities	955,549	71.13	998,101	77.33
Trust preferred securities	9,012	0.67	9,986	0.77
Other debt securities	65,607	4.88	56,365	4.37
	$1,343,457	100.01%	$1,290,613	100.00%

During 2020, we purchased $515,657 in investment securities, with mortgage backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprising approximately 73% of such purchases. CMOs are included in the “Mortgage backed securities” line item in the above table. The mortgage backed securities and CMOs held in our investment portfolio are issued by government sponsored entities. Obligations of state and political subdivisions comprised approximately 23% of purchases made during 2020. Other debt securities in our investment portfolio consist of corporate debt securities and issuances from the Small Business Administration (“SBA”). The carrying value of securities sold during 2020 totaled $44,860, resulting in a net gain of $46, while proceeds from maturities and calls of securities during 2020 totaled $437,981, which were primarily reinvested in the securities portfolio.
During 2019, we purchased $492,018 in investment securities, with mortgage backed securities and CMOs, in the aggregate, comprising approximately 79% of such purchases. Obligations of state and political subdivisions comprised approximately 17% of the purchases made in 2019. The carrying value of securities sold during 2019 totaled $212,137 resulting in a net gain of $348. Proceeds from maturities and calls of securities during 2019 totaled $262,287, which were primarily reinvested in the securities portfolio.
At December 31, 2020, unrealized losses of $3,215 were recorded on available for sale investment securities with a carrying value of $85,396. At December 31, 2019, unrealized losses of $4,878 were recorded on available for sale securities with a carrying value of $364,723. The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company is collecting principal and interest payments from the respective securities as scheduled. As such, the Company did not record any impairment for the years ended December 31, 2020 and 2019 (determined in accordance with the accounting standards in effect prior to the Company’s adoption of CECL).
The following table sets forth the scheduled maturity distribution and weighted average yield based on the amortized cost of the debt securities in our investment portfolio as of December 31, 2020.

	Amount	Yield
Available for Sale:
U.S. Treasury securities
Maturing within one year or less	$4,012	0.75%
Maturing after one year through five years	3,035	0.92%
Obligations of other U.S. Government agencies and corporations
Maturing within one year or less	1,003	1.48%
Obligations of states and political subdivisions
Maturing within one year or less	4,423	3.65%
Maturing after one year through five years	40,851	3.43%
Maturing after five years through ten years	42,046	3.67%
Maturing after ten years	203,911	2.38%
Trust preferred securities
Maturing after ten years	12,013	0.82%
Other debt securities - corporate debt
Maturing after one year through five years	2,057	3.29%
Maturing after five years through ten years	32,291	4.21%
Residential mortgage backed securities not due at a single maturity date:
Government agency MBS	581,105	2.26%
Government agency CMO	218,373	1.68%
Commercial mortgage backed securities not due at a single maturity date:
Government agency MBS	29,053	3.75%
Government agency CMO	99,377	3.85%
Other debt securities not due at a single maturity date	28,423	3.59%
	$1,301,973	2.57%
In the table above, weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 4.45%, which is net of federal tax benefit.

For more information about the Company’s trust preferred securities, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Loans Held for Sale
Loans held for sale were $417,771 at December 31, 2020 compared to $318,272 at December 31, 2019. Mortgage loans to be sold are sold either on a “best efforts” basis or under a “mandatory delivery” sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored entities, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a “mandatory delivery” sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Loans
Loans, excluding loans held for sale, are the Company’s most significant earning asset, comprising 73.23% and 72.31% of total assets at December 31, 2020 and 2019, respectively. The tables below set forth the balance of loans outstanding by loan type and the percentage of loans, by category, to total loans at December 31:

	December 31, 2020
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural (1)	$2,360,471	$176,513	$2,536,984	23.20%
Lease financing	75,862	—	75,862	0.69%
Real estate – construction:
Residential	243,814	2,859	246,673	2.26%
Commercial	583,338	28,093	611,431	5.59%
Total real estate – construction	827,152	30,952	858,104	7.85%
Real estate – 1-4 family mortgage:
Primary	1,536,181	214,770	1,750,951	16.01%
Home equity	432,768	80,392	513,160	4.69%
Rental/investment	264,436	31,928	296,364	2.71%
Land development	123,179	14,654	137,833	1.26%
Total real estate – 1-4 family mortgage	2,356,564	341,744	2,698,308	24.68%
Real estate – commercial mortgage:
Owner-occupied	1,334,765	323,041	1,657,806	15.16%
Non-owner occupied	2,194,739	552,728	2,747,467	25.13%
Land development	120,125	29,454	149,579	1.37%
Total real estate – commercial mortgage	3,649,629	905,223	4,554,852	41.66%
Installment loans to individuals	149,862	59,675	209,537	1.92%
Total loans, net of unearned income	$9,419,540	$1,514,107	$10,933,647	100.00%

(1)Includes PPP loans of $1,128,703 as of December 31, 2020.

	December 31, 2019
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural	$1,052,353	$315,619	$1,367,972	14.12%
Lease financing	81,875	—	81,875	0.84%
Real estate – construction:
Residential	272,643	16,407	289,050	2.98%
Commercial	502,258	35,175	537,433	5.55%
Total real estate – construction	774,901	51,582	826,483	8.53%
Real estate – 1-4 family mortgage:
Primary	1,449,219	332,729	1,781,948	18.39%
Home equity	456,265	117,275	573,540	5.92%
Rental/investment	291,931	43,169	335,100	3.46%
Land development	152,711	23,314	176,025	1.82%
Total real estate – 1-4 family mortgage	2,350,126	516,487	2,866,613	29.59%
Real estate – commercial mortgage:
Owner-occupied	1,209,204	428,077	1,637,281	16.90%
Non-owner occupied	1,803,587	647,308	2,450,895	25.29%
Land development	116,085	40,004	156,089	1.61%
Total real estate – commercial mortgage	3,128,876	1,115,389	4,244,265	43.80%
Installment loans to individuals	199,843	102,587	302,430	3.12%
Total loans, net of unearned income	$7,587,974	$2,101,664	$9,689,638	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2020, there were no concentrations of loans exceeding 10% of total loans other than loans disclosed in the table above.

The following table sets forth loans held for investment, net of unearned income, outstanding at December 31, 2020, which, based on remaining contractually-scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less. See “Risk Management – Credit Risk and Allowance for Credit Losses” in this Item 7 for information regarding the risk elements applicable to, and a summary of our loan loss experience with respect to, the loans in each of the categories listed below.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial, financial, agricultural (1)	$797,384	$1,632,374	$106,879	$347	$2,536,984
Lease financing, net of unearned income	5,985	50,033	19,844	—	75,862
Real estate – construction:
Residential	195,999	4,099	33,684	12,891	246,673
Commercial	418,800	151,517	41,114	—	611,431
Total real estate – construction	614,799	155,616	74,798	12,891	858,104
Real estate – 1-4 family mortgage:
Primary	189,038	416,288	808,805	336,820	1,750,951
Home equity	480,757	19,633	6,956	5,814	513,160
Rental/investment	68,715	198,744	28,644	261	296,364
Land development	113,126	23,840	867	—	137,833
Total real estate – 1-4 family mortgage	851,636	658,505	845,272	342,895	2,698,308
Real estate – commercial mortgage:
Owner-occupied	341,669	859,220	454,948	1,969	1,657,806
Non-owner occupied	1,026,615	1,347,536	373,242	74	2,747,467
Land development	65,838	80,142	3,599	—	149,579
Total real estate – commercial mortgage	1,434,122	2,286,898	831,789	2,043	4,554,852
Installment loans to individuals	35,319	71,206	101,541	1,471	209,537
Total loans, net of unearned income	$3,739,245	$4,854,632	$1,980,123	$359,647	$10,933,647
(1)Includes PPP loans of $1,128,703 as of December 31, 2020.

The following table sets forth the fixed and variable rate loans maturing or scheduled to reprice after one year as of December 31, 2020:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Commercial, financial, agricultural	$1,554,082	$185,518
Lease financing, net of unearned income	69,876	—
Real estate – construction:
Residential	11,276	39,398
Commercial	125,402	67,229
Total real estate – construction	136,678	106,627
Real estate – 1-4 family mortgage:
Primary	482,888	1,079,025
Home equity	6,699	25,703
Rental/investment	215,757	11,892
Land development	21,870	2,837
Total real estate – 1-4 family mortgage	727,214	1,119,457
Real estate – commercial mortgage:
Owner-occupied	1,181,283	134,854
Non-owner occupied	1,422,919	297,933
Land development	64,680	19,061
Total real estate – commercial mortgage	2,668,882	451,848
Installment loans to individuals	169,538	4,682
Total loans, net of unearned income	$5,326,270	$1,868,132

Deposits

Noninterest-Bearing Deposits to Total Deposits
2020	2019
30.56%	24.99%

The Company relies on deposits as its major source of funds. Total deposits were $12,059,081 and $10,213,168 at December 31, 2020 and 2019, respectively. Noninterest-bearing deposits were $3,685,048 and $2,551,770 at December 31, 2020 and 2019, respectively, while interest-bearing deposits were $8,374,033 and $7,661,398 at December 31, 2020 and 2019, respectively. The growth in noninterest-bearing deposits across the Company’s footprint during 2020 was driven by the Company’s PPP lending, other government stimulus and client sentiment to maintain liquidity.
Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits. Non-interest bearing deposits increased to 30.56% of total deposits at December 31, 2020, as compared to 24.99% of total deposits at December 31, 2019. Under certain circumstances, however, management may elect to acquire non-core deposits in the form of time deposits or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management's view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Since public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing core deposits to reduce reliance on public fund deposits, we participate in the bidding process for these deposits when pricing and other terms make it reasonable under the circumstances given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from municipalities including school boards and utilities. Public fund deposits at December 31, 2020 were $1,398,330 compared to $1,367,827 at December 31, 2019.
Deposits that are in excess of the FDIC insurance limit (or similar state deposit insurance limits) and that are otherwise uninsured were $3,348,376 and $2,444,774 at December 31, 2020 and 2019, respectively. The following table shows the maturity of time deposits at December 31, 2020 that are in excess of the FDIC insurance limit (or similar state deposit insurance limits) and that are otherwise uninsured:

Three Months or Less	$116,417
Over Three through Six Months	50,202
Over Six through Twelve Months	132,184
Over 12 Months	108,959
$407,762

Borrowed Funds

Total borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include federal funds purchased, securities sold under agreements to repurchase, and short-term FHLB advances. During 2020, we used the proceeds of our deposit growth and other sources of liquidity to substantially reduce our short-term borrowings. The following table presents our short-term borrowings by type at December 31:

	2020	2019
	Balance	Balance
Security repurchase agreements	$10,947	$9,091
Federal funds purchased	10,393	—
Short-term borrowings from the FHLB	—	480,000
	$21,340	$489,091
At December 31, 2020, long-term debt consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The following table presents our long-term debt by type at December 31:

	2020	2019
	Balance	Balance
Long-term FHLB advances	$152,167	$152,337
Junior subordinated debentures	110,794	110,215
Subordinated notes	212,009	113,955
	$474,970	$376,507
Long-term FHLB borrowings are used to match-fund against large, fixed rate commercial or real estate loans with long-term maturities, which helps mitigate interest rate exposure when rates rise. In the fourth quarter of 2019, however, as interest rates declined following the Federal Reserve’s interest rate cuts, we used long-term FHLB borrowings as a source of liquidity in lieu of higher-costing deposits, which had not repriced as quickly following the interest rate cuts. At December 31, 2020, there were $100 in long-term FHLB advances outstanding scheduled to mature within twelve months or less. The Company had $3,784,520 of availability on unused lines of credit with the FHLB at December 31, 2020 compared to $3,159,942 at December 31, 2019. The weighted-average interest rates on outstanding advances at December 31, 2020 and 2019 were 0.05% and 1.53%, respectively.
On September 3, 2020, the Company completed the public offering and sale of $100,000 of its 4.50% fixed-to-floating rate subordinated notes due September 1, 2035. The subordinated notes were sold at par, resulting in net proceeds, after deducting underwriting discounts and offering expenses, of approximately $98,266. The Company intends to use the net proceeds from this offering for general corporate purposes, which may include providing capital to support the Company’s organic growth or growth through strategic acquisitions, repaying indebtedness, financing investments, capital expenditures or for investments in Renasant Bank as regulatory capital.
The Company owns other subordinated notes, the proceeds of which have been used for general corporate purposes similar to those described above. The subordinated notes qualify as Tier 2 capital under the current regulatory guidelines.
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
For more information about the terms and conditions of the Company’s junior subordinated debentures and subordinated notes, see Note 12, “Long-Term Debt,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Results of Operations
Net Income
Net income for the year ended December 31, 2020 was $83,651 compared to net income of $167,596 for the year ended December 31, 2019. Basic earnings per share for the year ended December 31, 2020 was $1.49 as compared to $2.89 for the year ended December 31, 2019. Diluted earnings per share for the year ended December 31, 2020 was $1.48 as compared to $2.88 for the year ended December 31, 2019.
From time to time, the Company incurs expenses and charges in connection with certain transactions with respect to which management is unable to accurately predict when these expenses or charges will be incurred or, when incurred, the amount of such expenses or charges. The following table presents the impact of these expenses and charges on reported EPS for the dates presented. The “COVID-19 related expenses” line item in the table below primarily consists of (a) employee overtime and employee benefit accruals directly related to the Company’s response to both the COVID-19 pandemic itself and federal legislation enacted to address the pandemic, such as the CARES Act, and (b) expenses associated with supplying branches with protective equipment, sanitation supplies (such as floor markings and cautionary signage for branches, face coverings and hand sanitizer) and more frequent and rigorous branch cleaning. The mortgage servicing rights (“MSR”) valuation adjustment is discussed below under the “Noninterest Income” heading and the restructuring charges and swap termination charges are discussed below under the “Noninterest Expense” heading in this Item.

	Twelve Months Ended December 31,
	2020			2019
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
MSR valuation adjustment	$11,726	$9,450	$0.17	$1,836	$1,427	$0.03
COVID-19 related expenses	10,343	8,336	0.14	—	—	—
Restructuring charges	7,365	5,936	0.11	—	—	—
Swap termination charges	2,040	1,644	0.03	—	—	—
Debt prepayment penalty	121	97	—	54	41	—
Merger and conversion expenses	—	—	—	279	216	—
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 64.80% of total net revenue in 2020. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income decreased 3.80% to $426,797 for 2020 compared to $443,657 in 2019. On a tax equivalent basis, net interest income decreased $16,304 to $433,682 in 2020 as compared to $449,986 in 2019. Net interest margin was 3.44% for 2020 as compared to 4.08% for 2019.

The following table sets forth the daily average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate on each such category for the years ended December 31, 2020, 2019 and 2018:

	2020			2019			2018
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Non purchased(1)	$7,927,817	$333,296	4.20%	$6,784,132	$337,672	4.98%	$6,019,177	$286,643	4.76%
Purchased	1,807,354	101,785	5.63%	2,384,423	149,568	6.27%	2,162,410	132,199	6.11%
Paycheck Protection Program	858,385	23,605	2.75%	—	—	—%	—	—	—%
Total Loans	10,593,556	458,686	4.33%	9,168,555	487,240	5.31%	8,181,587	418,842	5.12%
Loans held for sale	361,391	12,191	3.37%	358,735	18,171	5.07%	270,270	12,892	4.77%
Securities:
Taxable(2)	1,021,999	24,102	2.36%	1,051,124	29,786	2.83%	844,692	23,713	2.81%
Tax-exempt	259,705	8,848	3.41%	193,252	7,821	4.05%	217,190	9,232	4.25%
Total securities	1,281,704	32,950	2.57%	1,244,376	37,607	3.02%	1,061,882	32,945	3.10%
Interest-bearing balances with banks	385,810	1,190	0.31%	256,374	5,891	2.30%	148,677	3,076	2.07%
Total interest-earning assets	12,622,461	505,017	4.00%	11,028,040	548,909	4.98%	9,662,416	467,755	4.84%
Cash and due from banks	201,815			179,991			163,286
Intangible assets	973,287			976,065			747,008
Other assets	705,886			691,890			531,857
Total assets	$14,503,449			$12,875,986			$11,104,567
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$5,277,374	$23,995	0.45%	$4,754,201	$40,991	0.86%	$4,246,585	$23,678	0.56%
Savings deposits	764,146	758	0.10%	647,271	1,258	0.19%	596,990	868	0.15%
Time deposits	1,952,213	29,263	1.50%	2,320,775	39,746	1.71%	2,040,675	25,214	1.24%
Total interest-bearing deposits	7,993,733	54,016	0.68%	7,722,247	81,995	1.06%	6,884,250	49,760	0.72%
Borrowed funds	765,769	17,319	2.26%	405,975	16,928	4.17%	388,077	15,569	4.01%
Total interest-bearing liabilities	8,759,502	71,335	0.81%	8,128,222	98,923	1.22%	7,272,327	65,329	0.90%
Noninterest-bearing deposits	3,391,619			2,463,436			2,036,754
Other liabilities	237,738			176,496			94,152
Shareholders’ equity	2,114,590			2,107,832			1,701,334
Total liabilities and shareholders’ equity	$14,503,449			$12,875,986			$11,104,567
Net interest income/ net interest margin		$433,682	3.44%		$449,986	4.08%		$402,426	4.16%
(1)Shown net of unearned income.
(2)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which we operate.
(3)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The daily average balances of nonaccruing assets are included in the foregoing table. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 4.45%, which is net of federal tax benefit.
Net interest income and net interest margin are influenced by internal and external factors. Internal factors include balance sheet changes in volume and mix as well as loan and deposit pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. As discussed in more detail below, the decline in loan yields as a result of the Federal Reserve’s decision to cut interest rates in response to the COVID-19 pandemic, as well as changes in the mix of earning assets during the year due to increased liquidity on the balance sheet, were the largest contributing factors to the decrease in net interest income. The Company has continued to focus on lowering the cost of funding through growing noninterest-bearing deposits and aggressively lowering interest rates on interest-bearing deposits.
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

	2020 Compared to 2019			2019 Compared to 2018
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans:
Not purchased	$52,323	$(56,699)	$(4,376)	$37,643	$13,386	$51,029
Purchased	(33,597)	(14,186)	(47,783)	13,855	3,514	17,369
Paycheck Protection Program	23,605	—	23,605	—	—	—
Loans held for sale	134	(6,114)	(5,980)	4,068	1,211	5,279
Securities:
Taxable	(806)	(4,878)	(5,684)	5,848	225	6,073
Tax-exempt	2,398	(1,371)	1,027	(984)	(427)	(1,411)
Interest-bearing balances with banks	2,026	(6,727)	(4,701)	2,442	373	2,815
Total interest-earning assets	46,083	(89,975)	(43,892)	62,872	18,282	81,154
Interest expense:
Interest-bearing demand deposits	4,108	(21,104)	(16,996)	3,108	14,205	17,313
Savings deposits	197	(697)	(500)	78	312	390
Time deposits	(5,871)	(4,612)	(10,483)	3,811	10,721	14,532
Borrowed funds	10,475	(10,084)	391	733	626	1,359
Total interest-bearing liabilities	8,909	(36,497)	(27,588)	7,730	25,864	33,594
Change in net interest income	$37,174	$(53,478)	$(16,304)	$55,142	$(7,582)	$47,560

The daily average balances of nonaccruing assets are included in the foregoing table. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 4.45%, which is net of federal tax benefit.
Interest income, on a tax equivalent basis, was $505,017 for 2020 compared to $548,909 for 2019, a decrease of $43,892. The following table presents the percentage of total average earning assets, by type and yield, for 2020 and 2019:

	Percentage of Total		Yield
	2020	2019	2020	2019
Loans held for investment excluding PPP loans	77.13%	83.15%	4.47%	5.31%
Paycheck Protection Program	6.80	—	2.75	—
Loans held for sale	2.86	3.25	3.37	5.07
Securities	10.15	11.28	2.57	3.02
Interest-bearing balances with banks	3.06	2.32	0.31	2.30
Total earning assets	100.00%	100.00%	4.00%	4.98%
In 2020, interest income on loans held for investment, on a tax equivalent basis, decreased $28,554 to $458,686 from $487,240 in 2019. Interest income on loans held for investment decreased primarily due to decreases in loan yields in response to the Federal Reserve’s rate cuts and the funding of PPP loans during the year, which by law bear a fixed interest rate of 1.0%, significantly lower than the yield on loans originated in the ordinary course of business. During 2020, interest income attributable to PPP loans included in loan interest income was $23,605, which consisted of $8,729 in interest income and $14,876 in accretion of net origination fees. The PPP origination fees, net of agent fees paid and other origination costs, are being accreted into interest income over the life of the loan. If a PPP loan is forgiven in whole or in part, as provided under the CARES Act, the Company will recognize the non-accreted portion of the net origination fee attributable to the forgiven portion of such loan as of the date of the final forgiveness determination. PPP loans reduced margin and loan yield by 5 basis points and 13 basis points, respectively, during 2020.
Interest income on loans held for sale, on a tax equivalent basis, decreased $5,980 to $12,191 in 2020 from $18,171 in 2019. This decrease is primarily due to the decline in interest rates in 2020, as well as the impact of the portfolio of non-mortgage consumer loans that was classified as held for sale until the third quarter of 2019 when the portfolio was reclassified to loans held for investment. The transfer of the higher earning assets out of loans held for sale coupled with the lower rates earned on mortgage loans held for sale during 2020 accounts for the decrease in interest income on loans held for sale from 2019. The following table presents reported taxable equivalent yield on loans for the periods presented:

	Twelve months ended December 31,
	2020	2019
Taxable equivalent interest income on loans	$470,877	$505,411

Average loans, including loans held for sale	$10,954,947	$9,527,290

Loan yield	4.30%	5.30%
The impact from interest income collected on problem loans and purchase accounting adjustments on purchased loans to total interest income on loans, loan yield and net interest margin is shown in the table below for the periods presented:

	Twelve months ended December 31,
	2020	2019
Net interest income collected on problem loans	$1,011	$4,042
Accretable yield recognized on purchased loans(1)	19,248	27,227
Total impact to interest income on loans	$20,259	$31,269

Impact to total loan yield	0.18%	0.33%
Impact to net interest margin	0.16%	0.28%
(1)Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $8,077 and $14,635 for the twelve months ended December 31, 2020 and 2019, respectively, which increased loan yield by 7 basis points and 15 basis points, respectively, for 2020 and 2019.
In 2020, investment income, on a tax equivalent basis, decreased $4,657 to $32,950 from $37,607 in 2019. The following table presents the taxable equivalent yield on securities for the periods presented:

	Twelve months ended December 31,
	2020	2019
Taxable equivalent interest income on securities	$32,950	$37,607

Average securities	$1,281,704	$1,244,376

Taxable equivalent yield on securities	2.57%	3.02%
Although the average balance in the investment portfolio slightly increased in 2020 as compared to 2019, the tax equivalent yield on securities was down, and as a result, investment income, on a tax equivalent basis, decreased in 2020. The decrease in taxable equivalent yield on securities was a result of an increase in premium amortization caused by the increase in prepayment speeds experienced in the Company's mortgage backed securities portfolio given the current interest rate environment.

Interest expense was $71,335 in 2020 compared to $98,923 in 2019. The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total		Cost of Funds
	2020	2019	2020	2019
Noninterest-bearing demand	27.91%	23.26%	—%	—%
Interest-bearing demand	43.43	44.89	0.45	0.86
Savings	6.29	6.11	0.10	0.19
Time deposits	16.07	21.91	1.50	1.71
Short-term borrowings	2.94	1.17	1.07	2.43
Long-term Federal Home Loan Bank advances	1.25	0.35	0.61	1.51
Subordinated notes	1.20	1.27	5.28	6.24
Other long-term borrowed funds	0.91	1.04	4.40	4.48
Total deposits and borrowed funds	100.00%	100.00%	0.59%	0.93%
Interest expense on deposits was $54,016 and $81,995 for 2020 and 2019, respectively. The cost of total deposits was 0.47% and 0.81% for the years ending December 31, 2020 and 2019, respectively. The cost of interest-bearing deposits was 0.68% and 1.06% for the same periods. The decrease in both deposit expense and cost is attributable to the Company’s efforts to reduce deposit rates in order to mitigate the effect of the Federal Reserve’s rate cuts on the Company’s loan yields. During 2020, the Company continued its efforts to grow non-interest bearing deposits, with the growth in non-interest bearing deposits during the year being primarily driven by the Company’s PPP lending, other government stimulus and client sentiment. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on wholesale borrowings when rates are advantageous.
Interest expense on total borrowings was $17,319 and $16,928 for the years ending December 31, 2020 and 2019, respectively, while the cost of total borrowings was 2.26% and 4.17% for the years ended December 31, 2020 and 2019, respectively. The increase in interest expense as a result of higher average borrowings was offset by lower interest rates charged on our FHLB advances during 2020. As previously mentioned, the Company also issued $100,000 of its fixed-to-floating rate subordinated notes during the year.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item. For more information about our outstanding subordinated notes and junior subordinated debentures, see Note 12, “Long-Term Debt,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Noninterest Income

Noninterest Income to Average Assets
(Excludes securities gains/losses)
2020	2019
1.62%	1.19%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income as a percentage of total net revenues was 35.20% and 25.41% for 2020 and 2019, respectively. Noninterest income was $235,532 for the year ended December 31, 2020, an increase of $82,278, or 53.69%, as compared to $153,254 for 2019. The increase during the year was driven by strong mortgage banking production due to the historically low mortgage interest rates.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $31,326 and $35,972 for the twelve months ended December 31, 2020 and 2019, respectively. Overdraft fees, the largest component of service charges on deposits, decreased to $18,597 for the twelve months ended December 31, 2020 compared to $23,097 for the same period in 2019. Management believes the decrease in 2020 relative to 2019 can be attributed to excess customer liquidity driven by the various government stimulus programs initiated in response to the COVID-19 pandemic as well as an overall decrease in consumer spending as shelter-in-place orders and similar government restrictions were imposed across the country due to the COVID-19 pandemic.
Fees and commissions decreased to $13,043 in 2020 as compared to $19,430 for the same period in 2019. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. Interchange fees on debit card transactions, the largest component of fees and commissions, were $8,979 for the twelve months ended December 31, 2020 compared to $15,352 for the same period in 2019. Effective July 1, 2019, we became subject to the limitations on interchange fees imposed pursuant to the Durbin Amendment. The Durbin Amendment limitations reduced interchange fees by approximately $12,000 during 2020 and $6,000 over the last half of 2019.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $8,990 and $8,919 for the years ended December 31, 2020 and 2019, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in the “Other noninterest income” line item on the Consolidated Statements of Income, was $934 and $828 for 2020 and 2019, respectively.
Our Wealth Management segment has two primary divisions: Trust and Financial Services. The Trust division operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $16,504 for 2020 compared to $14,433 for 2019. The market value of assets under management or administration was $4,196,072 and $3,888,253 at December 31, 2020 and 2019, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $4,479,421 in 2020 and $2,381,178 in 2019. The increase in mortgage loan originations is due to the current interest rate environment. Mortgage banking income, was negatively impacted during 2020 and 2019 by a mortgage servicing rights valuation adjustment of $11,726 and $1,836, as actual prepayment speeds of the mortgages the Company serviced exceeded the Company’s estimates of prepayment speeds.
The following table presents the components of mortgage banking income included in noninterest income at December 31:

	2020	2019
Gain on sales of loans, net	$150,406	$45,854
Fees, net	18,914	11,385
Mortgage servicing income, net	(7,095)	2,493
MSR valuation adjustment	(11,726)	(1,836)
Mortgage banking income, net	$150,499	$57,896

Noninterest income for the twelve months ended December 31, 2020 includes the Company’s net gains on sale of securities of $46, as the Company sold securities with a carrying value $44,860 at the time of sale for net proceeds of $44,906. Gains on sales of securities for the twelve months ended 2019 were $348, resulting from the sale of approximately $212,137 in securities. For more information on securities sold during the two year period ended December 31, 2020, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and can fluctuate upon the collection of death benefit proceeds. BOLI income decreased to $5,627 in 2020 as compared to $6,109 for the same period in 2019.
In addition to the contingency income described above, other noninterest income includes income from our SBA banking division, and other miscellaneous income and can fluctuate based on the claims experience in our Insurance agency, SBA production and recognition of other nonseasonal income items. Other noninterest income was $9,497 for 2020 compared to $10,147 for 2019.
Noninterest Expense

Noninterest Expense to Average Assets
2020	2019
3.25%	2.91%
Noninterest expense was $471,988 and $374,174 for 2020 and 2019, respectively. As mentioned previously, the Company incurred expenses in connection with certain transactions with respect to which management is unable to accurately predict when these expenses will be incurred or, when incurred, the amount of such expenses. The following table presents these expenses for the periods presented:

	Twelve Months Ended December 31,
	2020	2019
COVID-19 related expenses	$10,343	$—
Restructuring charges	7,365	—
Swap termination charges	2,040	—
Debt prepayment penalty	121	54
Merger and conversion expenses	—	279
As part of a continued focus on efficiency, the Company initiated a system-wide branch evaluation effort and offered a voluntary early retirement window program. The Company incurred $7,365 in restructuring charges related to these initiatives, which are expected to allow for a more efficient use of the Company’s workforce and branch network moving forward. The Company also incurred a $2,040 charge to terminate two swaps, which will reduce interest expense over the remaining terms of the swaps, which were originally scheduled to mature in June 2022 and 2023.
Salaries and employee benefits is the largest component of noninterest expense and represented 64.07% and 67.02% of total noninterest expense at December 31, 2020 and 2019, respectively. During 2020, salaries and employee benefits increased $51,604, or 20.58%, to $302,388 as compared to $250,784 for 2019. The increase in salaries and employee benefits is primarily due to the strategic production hires the Company made throughout its footprint during 2019, as well as increased mortgage commissions and incentives related to the increased mortgage production during 2020. Salaries and employee benefits for 2020 also includes approximately $8,237 in expense related to employee overtime and employee benefit accruals directly related to the Company’s response to both the COVID-19 pandemic itself and federal legislation enacted to address the pandemic, such as the CARES Act.
Compensation expense recorded in connection with awards of restricted stock, which is included within salaries and employee benefits, was $9,910 and $9,456 for 2020 and 2019, respectively. A portion of the restricted stock awards in both years was subject to the satisfaction of performance-based conditions.
Data processing costs increased $1,006 to $20,685 in 2020 from $19,679 in 2019. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense in 2020 was $54,080, an increase of $4,527, compared to $49,553 for 2019. Aside from the increase attributable to the additional locations added during 2019, the increase in net occupancy and equipment expense is also attributable to investments in our IT infrastructure in response to banking and governmental regulation and increased global risk from cyber security breaches.
Expenses related to other real estate owned for 2020 were $2,754, compared to $2,013 in 2019. Expenses on other real estate owned for 2020 include write downs of $2,160 of the carrying value to fair value on certain pieces of property held in other real estate owned compared to write downs of $1,265 in 2019. Other real estate owned with a cost basis of $8,415 was sold during 2020, resulting in a net gain of $23, compared to other real estate owned with a cost basis of $6,498 sold during 2019 for a net loss of $94.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulation. Professional fees were $11,293 for 2020 as compared to $10,166 for 2019.

Advertising and public relations expense was $10,322 for 2020, a decrease of $1,285 compared to $11,607 for 2019. The decrease is primarily attributable to a reduction in sponsorship spending, as the COVID-19 pandemic has limited sporting and other public events.
Amortization of intangible assets totaled $7,121 for 2020 compared to $8,105 for 2019. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 2 months to approximately 9 years.
Communication expenses are those expenses incurred for communication to clients and between employees. Communication expenses were $8,866 for 2020 as compared to $8,858 for 2019.
Other noninterest expense includes the provision for unfunded commitments, business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $44,953 for 2020 as compared to $13,076 for 2019. The provision for unfunded commitments was $9,200 for 2020. No such provision was included in other noninterest expense for 2019. Also included in noninterest expense for 2020 were $2,106 in expenses incurred to supply our branches with protective equipment, sanitation supplies (such as floor markings and cautionary signage for branches, face coverings and hand sanitizer) and more frequent and rigorous branch cleaning in response to the COVID-19 pandemic.
Efficiency Ratio

	Efficiency Ratio
	2020	2019
Efficiency ratio (GAAP)	70.53%	62.03%
Adjusted efficiency ratio (Non-GAAP) (1)	64.00%	60.48%
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

The efficiency ratio is a measure of productivity in the banking industry. (This ratio is a measure of our ability to turn expenses into revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate a dollar of revenue.) The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The table above shows the impact on the efficiency ratio of expenses that (1) the Company does not consider to be part of its core operating activities, such as amortization of intangibles, or (2) the Company incurred in connection with certain transactions where management is unable to accurately predict the timing of when these expenses will be incurred or, when incurred, the amount of such expenses, such as expenses incurred in connection with our response to the COVID-19 pandemic, our MSR valuation adjustment, restructuring and swap termination charges and the provision for unfunded commitments. We remain committed to aggressively managing our costs within the framework of our business model. Our goal is to improve the efficiency ratio over time from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.
Income Taxes
Income tax expense for 2020 and 2019 was $19,840 and $48,091, respectively. The effective tax rates for those years were 19.40% and 22.30%, respectively. For additional information regarding the Company’s income taxes, please refer to in Note 15, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Risk Management
The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”
Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments
COVID-19 Update. At December 31, 2020, the Company’s credit quality metrics remained strong. The Company is continuing to monitor all asset categories given that any category or borrower could be negatively impacted by the pandemic, with enhanced monitoring of loans remaining on deferral as well as a focus on those industries more highly impacted by the pandemic, primarily the hospitality and healthcare industries. In addition, in response to the current economic environment caused by the COVID-19 pandemic, the Company implemented a loan deferral program in the first quarter of 2020 to provide temporary payment relief to the Company’s borrowers – both consumer and commercial clients. Under these programs, a qualified borrower can defer principal and interest payments for up to 90 days. Principal and interest payments can be deferred for up to 180 days on residential mortgage loans. To qualify, the borrower must have been current on loan payments, taxes and insurance at the time of the borrower’s application for payment deferral. A second deferral is available to borrowers that remained current on taxes and insurance through the first deferral period and also satisfy underwriting standards established by the Company that analyze the ability of the customer to service its loan in accordance with its existing terms in light of the impact of the COVID-19 pandemic on the customer, its industry and the markets in which it operates. The Company’s loan deferral program complies with the guidance set forth in the CARES Act and related guidance from the FDIC and other banking regulators. At December 31, 2020, the Company had 906 loans (not in thousands) on deferral with an aggregate balance of approximately $145,000, or 1.5% of our loan portfolio (excluding PPP loans) by dollar value. In accordance with the applicable guidance, none of these loans were considered “restructured loans” and thus are not included in the discussion of our restructured loans below.

The Company’s credit quality in future quarters may be impacted by both external and internal factors related to the pandemic in addition to those factors that traditionally affect credit quality. External factors outside the Company’s control include items such as the pace at which the COVID-19 vaccine is administered to residents in the Company’s markets and the United States generally, federal, state and local government measures, the re-imposition of “shelter-in-place” orders, and the economic impact of government programs, including additional fiscal stimulus and the re-opening of the Paycheck Protection Program. Internal factors that will potentially impact credit quality include items such as the Company’s loan deferral programs, involvement in government offered programs and the related financial impact of these programs. The impact of each of these items are unknown at this time and could materially and adversely impact future credit quality.

Management of Credit Risk. Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower default. Credit risk is monitored and managed on an ongoing basis by a credit administration department, a problem asset resolution committee and the Board of Directors Credit Review Committee. Oversight of the Company’s lending operations (including adherence to our policies and procedures governing the loan approval and monitoring process), credit quality and loss mitigation are major concerns of credit administration and these committees. The Company’s central appraisal review department reviews and approves third-party appraisals obtained by the Company on real estate collateral and monitors loan maturities to ensure updated appraisals are obtained. This department is managed by a State Certified General Real Estate Appraiser and employs three additional State Certified General Real Estate Appraisers and four real estate evaluators. In addition, we maintain a loan review staff to independently monitor loan quality and lending practices. Loan review personnel monitor and, if necessary, adjust the grades assigned to loans through periodic examination, focusing their review on commercial and real estate loans rather than consumer and small balance consumer mortgage loans, such as 1-4 family mortgage loans.

In compliance with loan policy, the lending staff is given lending limits based on their knowledge and experience. In addition, each lending officer’s prior performance is evaluated for credit quality and compliance as a tool for establishing and enhancing lending limits. Before funds are advanced on consumer and commercial loans below certain dollar thresholds, loans are reviewed and scored using centralized underwriting methodologies. Loan quality, or “risk-rating,” grades are assigned based upon certain factors, which include the scoring of the loans. This information is used to assist management in monitoring credit quality. Loan requests are reviewed for approval by senior credit officers.

For commercial and commercial real estate secured loans, risk-rating grades are assigned by lending, credit administration and loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Loan grades range from 1 to 9, with 1 rated loans having the least credit risk. For more information about the Company’s loan grades, see the information under the heading “Credit Quality” in Note 3, “Non Purchased Loans,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

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

The Company’s practice is to charge off estimated losses as soon as such loss is identified and reasonably quantified. Net charge-offs for 2020 were $3,852, or 0.04% as a percentage of average loans, compared to net charge-offs of $3,914, or 0.04% as a percentage of average loans, for 2019. The charge-offs in 2020 were fully reserved for in the Company’s allowance for credit losses.
Allowance for Credit Losses on Loans; Provision for Credit Losses on Loans. On January 1, 2020, the Company began calculating the allowance for credit losses under CECL. As of the date of adoption, the Company increased the allowance for credit losses on loans by $42,484 and the reserve for unfunded commitments by $10,389. The allowance for credit losses is available to absorb credit losses inherent in the loans held for investment portfolio. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management evaluates the adequacy of the allowance on a quarterly basis. Please refer to the information in the “Critical Accounting Policies” section above under the headings “Allowance for Credit Losses” and “Business Combinations, Accounting for Purchased Loans” for an in-depth discussion of our accounting policies and our methodology for determining the appropriate level of the allowance for credit losses.

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
The allowance for credit losses on loans was $176,144 and $52,162 at December 31, 2020 and 2019, respectively. The following table presents the allocation of the allowance for credit losses on loans and the percentage of each loan category to total loans at December 31 for each of the years presented.

	2020		2019
	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$39,031	23.20%	$10,658	14.12%
Lease financing	1,624	0.69%	910	0.84%
Real estate – construction	16,047	7.85%	5,029	8.53%
Real estate – 1-4 family mortgage	32,165	24.68%	9,814	29.59%
Real estate – commercial mortgage	76,127	41.66%	24,990	43.80%
Installment loans to individuals	11,150	1.92%	761	3.12%
Total	$176,144	100.00%	$52,162	100.00%
The provision for credit losses on loans charged to operating expense is an amount that, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The provision for credit losses on loans was $85,350 and $7,050 for 2020 and 2019, respectively. The provision recorded during 2020 was primarily driven by the current and future economic uncertainty caused by the COVID-19 pandemic, including the current projections of an improving but continued elevated national unemployment rate into 2021 and 2022 and nominal GDP growth relative to pre-pandemic levels. The Company also factored into its estimate the potential benefit and risk of the government programs implemented through the CARES Act and the internal loan deferral program offered to qualified customers. The Company utilized a two year reasonable and supportable forecast range during the current period. The Company continues its heightened monitoring efforts with respect to loans in certain industries the Company currently believes pose a greater risk in the current environment (i.e., hospitality and healthcare). In addition, the Company will continue to monitor the performance of all portfolios, the severity and duration of the pandemic and potential subsequent recovery of the economic environment.
Although the Company made an accounting policy election to exclude accrued interest from the amortized cost of loans and therefore the allowance calculation, the Company recorded $1,500 in provision for credit losses to establish an allowance for the interest deferred as part of the loan deferral program.

Provision for Credit Losses on Loans to Average Loans
2020	2019
0.81%	0.08%

The table below reflects the activity in the allowance for credit losses on loans for the years ended December 31:

	2020	2019
Balance at beginning of year	$52,162	$49,026
Impact of adoption of ASC 326	42,484	—
Provision for credit losses on loans	85,350	7,050
Charge-offs
Commercial, financial, agricultural	3,577	2,681
Lease financing	168	278
Real estate – construction	716	—
Real estate – 1-4 family mortgage	1,167	1,602
Real estate – commercial mortgage	2,642	1,490
Installment loans to individuals	7,835	7,427
Total charge-offs	16,105	13,478
Recoveries
Commercial, financial, agricultural	1,263	1,428
Lease financing	11	7
Real estate – construction	31	21
Real estate – 1-4 family mortgage	838	712
Real estate – commercial mortgage	2,478	689
Installment loans to individuals	7,632	6,707
Total recoveries	12,253	9,564
Net charge-offs	3,852	3,914
Balance at end of year	$176,144	$52,162

Net charge-offs to average loans	0.04%	0.04%
Net charge-offs to allowance for credit losses on loans	2.19%	7.50%
Allowance for credit losses on loans to:
Total loans	1.61%	0.54%
Total loans excluding PPP loans(1)	1.80%	0.54%
Nonperforming loans	317.55%	143.61%
Nonaccrual loans	342.56%	182.72%
(1) Allowance for credit losses on loans to total loans excluding PPP loans is a non-GAAP financial measure. A reconciliation of this financial measure from GAAP to non-GAAP as well as an explanation of why the Company provides non-GAAP financial measures can be found under the “Non-GAAP Financial Measures” heading at the end of this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

The table below reflects net charge-offs to daily average loans outstanding, by loan category, during the period for the years ended December 31:

	2020			2019
	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans
Commercial, financial, agricultural	$2,314	$2,242,764	0.10%	$1,253	$1,313,228	0.10%
Lease financing	157	83,571	0.19%	271	63,078	0.43%
Real estate – construction	685	816,311	0.08%	(21)	774,053	—%
Real estate – 1-4 family mortgage	329	2,785,018	0.01%	890	2,782,614	0.03%
Real estate – commercial mortgage	164	4,388,743	—%	801	4,038,568	0.02%
Installment loans to individuals	203	277,149	0.07%	720	197,014	0.37%
Total	$3,852	$10,593,556	0.04%	$3,914	$9,168,555	0.04%

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the years ended December 31:

	2020	2019
Real estate – construction:
Residential	$685	$(21)
Commercial	—	—
Total real estate – construction	685	(21)
Real estate – 1-4 family mortgage:
Primary	883	917
Home equity	(87)	121
Rental/investment	27	79
Land development	(494)	(227)
Total real estate – 1-4 family mortgage	329	890
Real estate – commercial mortgage:
Owner-occupied	1,257	474
Non-owner occupied	(1,115)	372
Land development	22	(45)
Total real estate – commercial mortgage	164	801
Total net charge-offs of loans secured by real estate	$1,178	$1,670

Allowance for Credit Losses on Unfunded Commitments; Provision for Credit Losses on Unfunded Commitments. The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in the “Other liabilities” line item on the Consolidated Balance Sheets. Just as with the allowance for credit losses, the Company began calculating the reserve for unfunded commitments under CECL on January 1, 2020, with the impact of CECL adoption on the reserve described in the table below. Management estimates the amount of expected losses on unfunded loan commitments by calculating a likelihood of funding over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the allowance for credit loss on loans methodology described above to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company. A roll-forward of the allowance for credit losses on unfunded commitments is shown in the tables below.

December 31, 2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$946
Impact of the adoption of ASC 326	10,389
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	9,200
Ending balance	$20,535
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
Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for credit losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income.

The following table provides details of the Company’s nonperforming assets that are non purchased and nonperforming assets that have been purchased in one of the Company’s previous acquisitions as of the dates presented.

	Non Purchased	Purchased	Total
December 31, 2020
Nonaccruing loans	$20,369	$31,051	$51,420
Accruing loans past due 90 days or more	3,783	267	4,050
Total nonperforming loans	24,152	31,318	55,470
Other real estate owned	2,045	3,927	5,972
Total nonperforming assets	$26,197	$35,245	$61,442
Nonperforming loans to total loans			0.51%
Nonaccruing loans to total loans			0.47%
Nonperforming assets to total assets			0.41%

December 31, 2019
Nonaccruing loans	$21,509	$7,038	$28,547
Accruing loans past due 90 days or more	3,458	4,317	7,775
Total nonperforming loans	24,967	11,355	36,322
Other real estate owned	2,762	5,248	8,010
Total nonperforming assets	$27,729	$16,603	$44,332
Nonperforming loans to total loans			0.37%
Nonaccruing loans to total loans			0.29%
Nonperforming assets to total assets			0.33%
The level of nonperforming loans increased $19,148 from December 31, 2019, while OREO decreased $2,038 during the same period. The implementation of CECL, which requires purchased credit deteriorated loans to be classified as nonaccrual based on performance, contributed $3,338 to the increase in nonaccruing loans.

The following table presents nonperforming loans by loan category at December 31 for each of the years presented.

	2020	2019
Commercial, financial, agricultural	$16,668	$8,458
Lease financing	48	226
Real estate – construction:
Residential	497	—
Total real estate – construction	497	—
Real estate – 1-4 family mortgage:
Primary	16,317	14,270
Home equity	2,273	2,328
Rental/investment	1,526	1,958
Land development	345	367
Total real estate – 1-4 family mortgage	20,461	18,923
Real estate – commercial mortgage:
Owner-occupied	6,364	4,526
Non-owner occupied	10,204	2,459
Land development	572	1,109
Total real estate – commercial mortgage	17,140	8,094
Installment loans to individuals	656	621
Total nonperforming loans	$55,470	$36,322
Although nonperforming loans have increased during the current year, coverage ratios have increased as a result of the increase in the allowance for credit losses discussed above.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans at December 31, 2020. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due on which interest was still accruing were $26,286 at December 31, 2020 as compared to $37,668 at December 31, 2019.
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

As shown below, restructured loans totaled $20,448 at December 31, 2020 compared to $11,954 at December 31, 2019. At December 31, 2020, loans restructured through interest rate concessions represented 37% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans at December 31 for each of the years presented:

	2020	2019
Commercial, financial, agricultural	$2,326	$523
Real estate – 1-4 family mortgage:
Primary	9,460	6,987
Home equity	332	213
Rental/investment	432	596
Total real estate – 1-4 family mortgage	10,224	7,796
Real estate – commercial mortgage:
Owner-occupied	6,838	3,096
Non-owner occupied	797	503
Land development	183	36
Total real estate – commercial mortgage	7,818	3,635
Installment loans to individuals	80	—
Total restructured loans	$20,448	$11,954
Changes in the Company’s restructured loans are set forth in the table below for the periods presented.

	2020	2019
Balance as of January 1	$11,954	$12,820
Additional loans with concessions	14,533	3,829
Reclassified as performing	428	2,183
Reductions due to:
Reclassified as nonperforming	(3,321)	(2,772)
Paid in full	(2,387)	(951)
Charge-offs	(3)	(101)
Principal paydowns	(756)	(678)
Measurement period adjustment on recently acquired loans	—	(2,376)
Balance as of December 31	$20,448	$11,954
The following table shows the principal amounts of nonperforming and restructured loans as of December 31 of each year presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	2020	2019
Nonaccruing loans	$51,420	$28,547
Accruing loans past due 90 days or more	4,050	7,775
Total nonperforming loans	55,470	36,322
Restructured loans	20,448	11,954
Total nonperforming and restructured loans	$75,918	$48,276

The following table provides details of the Company’s other real estate owned as of December 31 for each of the years presented:

	2020	2019
Residential real estate	$179	$1,305
Commercial real estate	2,665	3,654
Residential land development	1,013	899
Commercial land development	2,115	2,152
Total other real estate owned	$5,972	$8,010
Changes in the Company’s other real estate owned were as follows for the periods presented:

	2020	2019
Balance as of January 1	$8,010	$11,040
Transfers of loans	8,588	4,764
Impairments	(2,160)	(1,265)
Dispositions	(8,415)	(6,498)
Other	(51)	(31)
Balance as of December 31	$5,972	$8,010
We realized net gains of $23 and net losses of $94 on dispositions of other real estate owned during 2020 and 2019, respectively.
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

The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing January 1, 2021, in each case as compared to the result under rates present in the market on December 31, 2020. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not take into account changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of:	Economic Value Equity (EVE)	Earning at Risk (EAR) (Net Interest Income)
	Static	1-12 Months	13-24 Months
+200	18.54%	13.66%	20.69%
+100	10.14%	6.85%	10.60%
The rate shock results for the EVE and net interest income simulations for the next 24 months produce an asset sensitive position at December 31, 2020 and are all within the parameters set by the Board of Directors.
The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
The scenarios assume instantaneous movements in interest rates in increments of plus 100 and 200 basis points. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions including asset prepayment speeds, the impact of competitive factors on our pricing of loans and deposits, how responsive our deposit repricing is to the change in market rates and the expected life of non-maturity deposits. These business assumptions are based upon our experience, business plans and published industry experience. Such assumptions may not necessarily reflect the manner or timing in which cash flows, asset yields and liability costs respond to changes in market rates. Because these assumptions are inherently uncertain, actual results will differ from simulated results.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, forward commitments, and interest rate lock commitments, as part of its ongoing efforts to mitigate its interest rate risk exposure. For more information about the Company’s derivative financial instruments, see the “Off-Balance Sheet Transactions” section below and Note 14, “Derivative Instruments,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 23.82% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2020, securities with a carrying value of $614,610 were pledged to secure government, public, trust, and other deposits and as collateral for short-term borrowings and derivative instruments as compared to $444,603 at December 31, 2019.
Other sources available for meeting liquidity needs include federal funds purchased, security repurchase agreements and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on these borrowings. Federal funds are short term borrowings, generally overnight borrowings, between financial institutions, while security repurchase agreements represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. There were $10,393 in federal funds purchased outstanding at December 31, 2020, while none were outstanding at December 31, 2019. Security repurchase agreements were $10,947 at December 31, 2020, as compared to $9,091 at December 31, 2019. The Company had no short-term borrowings from the FHLB (i.e., advances with original maturities less than one year) at December 31, 2020, as compared to $480,000 at December 31, 2019. Long-term FHLB borrowings are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowings compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2020, the balance of our outstanding long-term advances with the FHLB was $152,167 as compared to $152,337 at December 31, 2019. The total amount of the remaining credit available to us from the FHLB at December 31, 2020 was $3,784,520. We also maintain lines of credit with other commercial banks totaling $180,000. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at December 31, 2020 or 2019.
In 2016 and 2020, we accessed the capital markets to generate liquidity in the form of subordinated notes. Additionally, as part of previous acquisitions in 2017, the Company assumed other subordinated notes. For more information about our 2020 offering of subordinated notes and the details of our other subordinated notes, see Note 12, “Long-Term Debt” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
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

	Percentage of Total		Cost of Funds
	2020	2019	2020	2019
Noninterest-bearing demand	27.91%	23.26%	—%	—%
Interest-bearing demand	43.43	44.89	0.45	0.86
Savings	6.29	6.11	0.10	0.19
Time deposits	16.07	21.91	1.50	1.71
Short-term borrowings	2.94	1.17	1.07	2.43
Long-term Federal Home Loan Bank advances	1.25	0.35	0.61	1.51
Subordinated notes	1.20	1.27	5.28	6.24
Other long-term borrowings	0.91	1.04	4.40	4.48
Total deposits and borrowed funds	100.00%	100.00%	0.59%	0.93%
Cash and cash equivalents were $633,203 at December 31, 2020, compared to $414,930 at December 31, 2019. Cash used in investing activities for the year ended December 31, 2020 was $1,265,548 compared to $505,910 in 2019. Proceeds from the sale, maturity or call of securities within our investment portfolio were $482,887 for 2020 compared to $474,772 for 2019. These proceeds from the investment portfolio were primarily reinvested back into the securities portfolio. Purchases of investment securities were $515,657 for 2020 compared to $492,018 for 2019.
Cash provided by financing activities for the year ended December 31, 2020 was $1,401,579 compared to $188,106 for the year ended December 31, 2019. Overall deposits increased $1,846,059 for the year ended December 31, 2020 compared to an increase of $85,925 for the same period in 2019.
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
In addition to the FDIC and DBCF restrictions on dividends payable by the Bank to the Company, in July 2020 the Federal Reserve provided guidance regarding the criteria that it will use to evaluate the request by a bank holding company to pay dividends in an aggregate amount that will exceed the company’s earnings for the period in which the dividends will be paid. For purposes of this analysis, “dividend” includes not only dividends on preferred and common equity but also dividends on debt underlying trust preferred securities and other Tier 1 capital instruments. The Federal Reserve’s criteria evaluates whether the holding company (1) has net income over the past four quarters sufficient to fully fund the proposed dividend (taking into account prior dividends paid during this period), (2) is considering stock repurchases or redemptions in the quarter, (3) does not have a concentration in commercial real estate and (4) is in good supervisory condition, based on its overall condition and its asset quality risk. A holding company not meeting these criteria will require more in-depth consultations with the Federal Reserve. The Company’s dividends for the fourth quarter of 2020 did not exceed the Company’s earnings for such quarter.
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2020, the maximum amount available for transfer from the Bank to the Company in the form of loans was $150,478. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,070. There were no amounts outstanding under this line of credit at December 31, 2020. These restrictions did not have any impact on the Company’s ability to meet its cash obligations in 2020, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company. While the borrower has the ability to draw upon these commitments at any time (assuming the borrower’s compliance with the terms of the loan commitment), these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2020 and 2019 were as follows:

	2020	2019
Loan commitments	$2,749,988	$2,324,262
Standby letters of credit	90,597	94,824
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2020, the Company had notional amounts of $222,933 on interest rate contracts with corporate customers and $222,933 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.
Additionally, the Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans and also enters into forward commitments to sell residential mortgage loans to secondary market investors.
The Company also enters into forward interest rate swap contracts on its FHLB borrowings and its junior subordinated debentures that are accounted for as cash flow hedges. Under each of these contracts, the Company pays a fixed rate of interest and receives a variable rate of interest based on the three-month or one-month LIBOR plus a predetermined spread. The Company entered into an interest rate swap contract on its subordinated notes that is accounted for as a fair value hedge. Under this contract, the Company pays a variable rate of interest based on the three-month LIBOR plus a predetermined spread and receives a fixed rate of interest.
For more information about the Company’s off-balance sheet transactions, see Note 14, “Derivative Instruments” and Note 20, “Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Contractual Obligations
The following table presents, as of December 31, 2020, significant fixed and determinable contractual obligations to third parties by payment date. The Note Reference below refers to the applicable footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

		Payments Due In:
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Lease liabilities(1)	25	$8,607	$15,516	$12,646	$54,106	$90,875
Deposits without a stated maturity(2)	10	10,363,193	—	—	—	10,363,193
Time deposits(2)	10	1,228,457	415,997	45,008	6,426	1,695,888
Short-term borrowings	11	21,340	—	—	—	21,340
Federal Home Loan Bank advances	12	100	451	—	151,616	152,167
Junior subordinated debentures	12	—	—	—	110,794	110,794
Subordinated notes	12	—	—	—	212,009	212,009
Total contractual obligations		$11,621,697	$431,964	$57,654	$534,951	$12,646,266
(1)Represents the undiscounted cash flows.
(2)Excludes interest.

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $2,132,733 and $2,125,689 at December 31, 2020 and 2019, respectively. Book value per share was $37.95 and $37.39 at December 31, 2020 and 2019, respectively. The growth in shareholders’ equity year over year is attributable to increases in accumulated other comprehensive income, offset by the day one impact of our adoption of CECL, an increased provision for credit losses during the year offsetting a portion of our earnings in 2020 while maintaining dividends and the repurchasing of common stock through the stock repurchase program during the first quarter of 2020.
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
In October 2020, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $50,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The program will remain in effect until the earlier of October 2021 or the repurchase of the entire amount of common stock authorized to be repurchased by the Board of Directors.
The Company has junior subordinated debentures with a carrying value of $110,794 at December 31, 2020, of which $107,203 are included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition we exceed $15,000,000 in assets, or if we make any acquisition after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.
The Company has subordinated notes with a carrying value of $212,009 at December 31, 2020, of which $212,106 are included in the Company’s Tier 2 capital. As previously discussed in the “Financial Condition” section above, in September 2020, the Company issued $100,000 of its 4.50% fixed-to-floating rate subordinated notes due September 1, 2035.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%
The following table includes the capital ratios and capital amounts for the Company and the Bank for the years presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the phase-in of the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Renasant Corporation:
Tier 1 leverage ratio	$1,306,597	9.37%	$697,579	5.00%	$558,063	4.00%
Common equity tier 1 capital ratio	1,199,394	10.93%	713,086	6.50%	767,939	7.00%
Tier 1 risk-based capital ratio	1,306,597	11.91%	877,644	8.00%	932,497	8.50%
Total risk-based capital ratio	1,653,694	15.07%	1,097,055	10.00%	1,151,908	10.50%
Renasant Bank:
Tier 1 leverage ratio	$1,369,994	9.83%	$696,738	5.00%	$557,391	4.00%
Common equity tier 1 capital ratio	1,369,994	12.49%	712,709	6.50%	767,533	7.00%
Tier 1 risk-based capital ratio	1,369,994	12.49%	877,181	8.00%	932,004	8.50%
Total risk-based capital ratio	1,504,985	13.73%	1,096,476	10.00%	151,299	10.50%
December 31, 2019
Renasant Corporation:
Tier 1 leverage ratio	$1,262,588	10.37%	$608,668	5.00%	$486,934	4.00%
Common equity tier 1 capital ratio	1,156,828	11.12%	676,106	6.50%	728,114	7.00%
Tier 1 risk-based capital ratio	1,262,588	12.14%	832,131	8.00%	884,139	8.50%
Total risk-based capital ratio	1,432,949	13.78%	1,040,163	10.00%	1,092,171	10.50%
Renasant Bank:
Tier 1 leverage ratio	$1,331,809	10.95%	$607,907	5.00%	$486,326	4.00%
Common equity tier 1 capital ratio	1,331,809	12.81%	675,581	6.50%	727,548	7.00%
Tier 1 risk-based capital ratio	1,331,809	12.81%	831,484	8.00%	883,452	8.50%
Total risk-based capital ratio	1,388,553	13.36%	1,039,355	10.00%	1,091,323	10.50%
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

Non-GAAP Financial Measures
In addition to results presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), this document contains certain non-GAAP financial measures, namely, return on average tangible shareholders’ equity, return on average tangible assets, the ratio of tangible equity to tangible assets, the allowance for credit losses on loans to total loans, excluding PPP loans (the “adjusted allowance ratio”) and an adjusted efficiency ratio. Other than the adjusted allowance ratio (which only excludes PPP loans), these non-GAAP financial measures adjust GAAP financial measures to exclude intangible assets and certain charges (such as, when applicable, COVID-19 related expenses, merger and conversion expenses, debt prepayment penalties, restructuring charges, swap termination charges and asset valuation adjustments) with respect to which the Company is unable to accurately predict when these charges will be incurred or, when incurred, the amount thereof. With respect to COVID-19 related expenses in particular, management added these expenses as a charge to exclude when calculating non-GAAP financial measures because the expenses included within this line item are readily quantifiable and possess the same characteristics with respect to management’s inability to accurately predict the timing or amount thereof as the other charges excluded when calculating non-GAAP financial measures. Management uses these non-GAAP financial measures (other than the adjusted allowance ratio) when evaluating capital utilization and adequacy, while it uses the adjusted allowance ratio to determine the adequacy of our allowance with respect to loans not fully guaranteed by the SBA. In addition, the Company believes that these non-GAAP financial measures facilitate the making of period-to-period comparisons and are meaningful indicators of its operating performance, particularly because these measures are widely used by industry analysts for companies with merger and acquisition activities. Also, because intangible assets such as goodwill and the core deposit intangible and charges such as merger and conversion expenses, restructuring charges and COVID-19 related expenses can vary extensively from company to company and, as to intangible assets, are excluded from the calculation of a financial institution’s regulatory capital, the Company believes that the presentation of this non-GAAP financial information allows readers to more easily compare the Company’s results to information provided in other regulatory reports and the results of other companies. The reconciliations from GAAP to non-GAAP for these financial measures are below.

Return on average tangible shareholders' equity and Return on average tangible assets
	2020	2019	2018
Net income (GAAP)	$83,651	$167,596	$146,920
Amortization of intangibles	7,121	8,105	7,179
Tax effect of adjustment noted above (1)	(1,382)	(1,807)	(1,588)
Tangible net income (non-GAAP)	$89,390	$173,894	$152,511

Average shareholders' equity (GAAP)	$2,114,590	$2,107,832	$1,701,334
Intangibles	973,287	976,065	747,008
Average tangible shareholders' equity (non-GAAP)	$1,141,303	$1,131,767	$954,326

Average total assets (GAAP)	$14,503,449	$12,875,986	$11,104,567
Intangibles	973,287	976,065	747,008
Average tangible assets (non-GAAP)	$13,530,162	$11,899,921	$10,357,559

Return on (average) shareholders' equity (GAAP)	3.96%	7.95%	8.64%
Effect of adjustment for intangible assets	3.87%	7.41%	7.34%
Return on average tangible shareholders' equity (non-GAAP)	7.83%	15.36%	15.98%

Return on (average) assets (GAAP)	0.58%	1.30%	1.32%
Effect of adjustment for intangible assets	0.08%	0.16%	0.15%
Return on average tangible assets (non-GAAP)	0.66%	1.46%	1.47%
(1) Tax effect is calculated based on the respective periods’ effective tax rate.

Tangible common equity ratio (Tangible shareholders' equity to tangible assets)
	2020	2019	2018
Actual shareholders' equity (GAAP)	$2,132,733	$2,125,689	$2,043,913
Intangibles	969,823	976,943	977,793
Actual tangible shareholders' equity (non-GAAP)	$1,162,910	$1,148,746	$1,066,120

Actual total assets (GAAP)	$14,929,612	$13,400,618	$12,934,878
Intangibles	969,823	976,943	977,793
Actual tangible assets (non-GAAP)	$13,959,789	$12,423,675	$11,957,085

Tangible Common Equity Ratio
Shareholders' equity to actual assets (GAAP)	14.29%	15.86%	15.80%
Effect of adjustment for intangible assets	5.96%	6.61%	6.88%
Tangible shareholders' equity to tangible assets (non-GAAP)	8.33%	9.25%	8.92%

Adjusted Efficiency Ratio
	2020	2019
Interest income (fully tax equivalent basis)	$505,017	$548,909
Interest expense	71,335	98,923
Net interest income (fully tax equivalent basis)	$433,682	$449,986

Total noninterest income	$235,532	$153,254
Net gains on sales of securities	46	348
MSR valuation adjustment	(11,726)	(1,836)
Adjusted noninterest income	$247,212	$154,742

Total noninterest expense	$471,988	$374,174
Intangible amortization	7,121	8,105
Merger and conversion related expenses	—	279
Debt prepayment penalty	121	54
Restructuring charges	7,365	—
Swap termination charges	2,040	—
COVID-19 related expenses	10,343	—
Provision for unfunded commitments	9,200	—
Adjusted noninterest expense	$435,798	$365,736

Efficiency Ratio (GAAP)	70.53%	62.03%
Adjusted Efficiency Ratio (non-GAAP)	64.00%	60.48%

Allowance for Credit Losses on Loans to Total Loans, excluding PPP Loans
2020
Total loans (GAAP)	$10,933,647
Less PPP loans	1,128,703
Adjusted total loans (non-GAAP)	$9,804,944

Allowance for Credit Losses on Loans	$176,144
ACL/Total loans (GAAP)	1.61%
ACL/Total loans excluding PPP loans (non-GAAP)	1.80%
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

RENASANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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
Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2020, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.” HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

C. Mitchell Waycaster	James C. Mabry IV
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Renasant Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Renasant Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2021, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Accounting Standards Codification ASC 326: Financial Instruments – Credit Losses (“ASC 326”). The Company adopted the new credit loss standard using the modified retrospective approach such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. As explained below, auditing the Company’s allowance for credit losses, including adoption of the new accounting guidance related to the estimate of allowance for credit losses, was a critical audit matter.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses - Loans

Description of the Matter

As described in Notes 1 and 5 to the financial statements, the Company’s allowance for credit losses (“ACL”) is a valuation allowance that reflects the Company’s best estimate of expected credit losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb credit losses inherent in the entire loan portfolio in accordance with ASC 326. The ACL is measured over the contractual life of loans held for investment and for off-balance sheet commitments and is estimated using relevant available information relating to past events, current conditions, and reasonable and supportable forecasts, as well as qualitative adjustments. The Company’s adoption of ASC 326 effective January 1, 2020 resulted in a pre-tax cumulative effective transition adjustment increasing the ACL by $42,484,000 and the reserve for unfunded commitments by $10,389,000. The ACL was $176,144,000 at December 31, 2020, which consisted of 1) $161,954,000 of loss allocations on pools of loans that share similar risk characteristics (“collectively evaluated loans”) and 2) $14,190,000 of loss allocations on individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans (“individually evaluated loans”). The reserve for unfunded commitments was $20,535,000 at December 31, 2020.

The Company’s measurement of expected credit losses of loans on a pool basis when the loans share similar risk characteristics is based off of historical data that is adjusted, as necessary, for both internal and external qualitative factors where there are differences in the historical loss data of the Company and current or projected future conditions. Consideration of the relevant qualitative factors are used to bring the ACL to the level management believes is appropriate based on factors that are otherwise unaccounted for in the quantitative process. The ACL also includes reserves for loans evaluated on an individual basis, such as certain loans graded substandard or on nonaccrual. Management applies judgment in the determination of the qualitative factors and reserves assigned on an individual basis to estimate the ACL.

The ACL was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the initial adoption and subsequent application processes, including the judgment required in evaluating management’s determination of the qualitative factors and the reserve assumptions for loans evaluated on an individual basis.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed in response to this critical audit matter included:

a.Obtained an understanding of the Company’s process for establishing the ACL, including determination of the qualitative factors and reserve assumptions for loans evaluated on an individual basis, and evaluated the process utilized by management to challenge the model results and determine the best estimate of the ACL at the date of adoption and as of the balance sheet date.

b.Evaluated the design and tested the operating effectiveness of the controls associated with the ACL process, including controls around the reliability and accuracy of data used in the model, management’s review and approval of the selected qualitative factors, the reserve assumptions for loans evaluated on an individual basis, the governance of the credit loss methodology, and management’s review and approval of the ACL.

c.Assessed reasonableness of model methodology and key modeling assumptions, as well as the appropriateness of management’s qualitative framework, and reserve assumptions for loans evaluated on an individual basis.

d.Performed specific substantive tests of the models utilized, qualitative factors and the reserve assumptions for loans evaluated on an individual basis. We evaluated if qualitative factors were applied based on a comprehensive framework and compared the adjustments utilized by management to both internal portfolio metrics and external macroeconomic data (as applicable) to support adjustments and evaluate trends in such adjustments. Within our reserve testing for loans evaluated on an individual basis, we evaluated management’s assumptions, including collateral valuations. In addition, we evaluated the Company’s estimate of the overall ACL giving consideration to the Company’s borrowers, loan portfolio, and macroeconomic trends, independently obtained and compared such information to comparable financial institutions and considered whether new or contrary information existed.

/s/ HORNE LLP

We have served as the Company’s auditor since 2005.

Memphis, Tennessee
February 26, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Renasant Corporation:
Opinion on the Internal Control Over Financial Reporting

We have audited Renasant Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated financial statements of the Company as of December 31, 2020 and our report dated February 26, 2021 expressed an unqualified opinion.

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

/s/ HORNE LLP
Memphis, Tennessee
February 26, 2021

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,
	2020	2019
Assets
Cash and due from banks	$176,372	$191,065
Interest-bearing balances with banks	456,831	223,865
Cash and cash equivalents	633,203	414,930
Securities available for sale, at fair value	1,343,457	1,290,613
Loans held for sale, at fair value	417,771	318,272
Loans, net of unearned income:
Non purchased loans and leases	9,419,540	7,587,974
Purchased loans	1,514,107	2,101,664
Total loans, net of unearned income	10,933,647	9,689,638
Allowance for credit losses	(176,144)	(52,162)
Loans, net	10,757,503	9,637,476
Premises and equipment, net	300,496	309,697
Other real estate owned:
Non purchased	2,045	2,762
Purchased	3,927	5,248
Total other real estate owned, net	5,972	8,010
Goodwill	939,683	939,683
Other intangible assets, net	30,139	37,260
Bank-owned life insurance	230,609	225,942
Mortgage servicing rights	62,994	53,208
Other assets	207,785	165,527
Total assets	$14,929,612	$13,400,618
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$3,685,048	$2,551,770
Interest-bearing	8,374,033	7,661,398
Total deposits	12,059,081	10,213,168
Short-term borrowings	21,340	489,091
Long-term debt	474,970	376,507
Other liabilities	241,488	196,163
Total liabilities	12,796,879	11,274,929
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 56,200,487 and 56,855,002 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost, 3,096,238 and 2,411,723 shares, respectively	(101,554)	(83,189)
Additional paid-in capital	1,296,963	1,294,276
Retained earnings	615,773	617,355
Accumulated other comprehensive income, net of taxes	25,068	764
Total shareholders’ equity	2,132,733	2,125,689
Total liabilities and shareholders’ equity	$14,929,612	$13,400,618
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Share Data)

	Year Ended December 31,
	2020	2019	2018
Interest income
Loans	$466,432	$501,336	$428,374
Securities
Taxable	24,224	29,875	23,948
Tax-exempt	6,287	5,477	6,456
Other	1,189	5,892	3,076
Total interest income	498,132	542,580	461,854
Interest expense
Deposits	54,016	81,995	49,760
Borrowings	17,319	16,928	15,569
Total interest expense	71,335	98,923	65,329
Net interest income	426,797	443,657	396,525
Provision for loan losses	85,350	7,050	6,810
Provision for other credit losses	1,500	—	—
Provision for credit losses	86,850	7,050	6,810
Net interest income after provision for credit losses	339,947	436,607	389,715
Noninterest income
Service charges on deposit accounts	31,326	35,972	34,660
Fees and commissions	13,043	19,430	23,868
Insurance commissions	8,990	8,919	8,590
Wealth management revenue	16,504	14,433	13,540
Mortgage banking income	150,499	57,896	50,142
Net gains (losses) on sales of securities	46	348	(16)
BOLI income	5,627	6,109	4,644
Other	9,497	10,147	8,533
Total noninterest income	235,532	153,254	143,961
Noninterest expense
Salaries and employee benefits	302,388	250,784	214,294
Data processing	20,685	19,679	18,627
Net occupancy and equipment	54,080	49,553	42,111
Other real estate owned	2,754	2,013	1,892
Professional fees	11,293	10,166	8,753
Advertising and public relations	10,322	11,607	9,464
Intangible amortization	7,121	8,105	7,179
Communications	8,866	8,858	8,318
Merger and conversion related expenses	—	279	14,246
Restructuring charges	7,365	—	—
Swap termination fees	2,040	—	—
Debt prepayment penalty	121	54	—
Other	44,953	13,076	20,145
Total noninterest expense	471,988	374,174	345,029
Income before income taxes	103,491	215,687	188,647
Income taxes	19,840	48,091	41,727
Net income	$83,651	$167,596	$146,920
Basic earnings per share	$1.49	$2.89	$2.80
Diluted earnings per share	$1.48	$2.88	$2.79
Cash dividends per common share	$0.88	$0.87	$0.80
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$83,651	$167,596	$146,920
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains (losses) on securities	20,717	18,625	(8,315)
Reclassification adjustment for (gains) losses realized in net income	(34)	1,872	12
Total securities available for sale	20,683	20,497	(8,303)
Derivative instruments:
Unrealized holding gains (losses) on derivative instruments	688	(2,217)	365
Reclassification adjustment for losses realized in net income related to swap termination	1,521	—	—
Total derivative instruments	2,209	(2,217)	365
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	797	68	308
Reclassification adjustment for settlement loss related to the VERP realized in net income	422	—	—
New prior service cost	(362)	—	—
Amortization of net actuarial loss recognized in net periodic pension cost	193	312	245
Amortization of prior service cost	362	—	—
Total defined benefit pension and post-retirement benefit plans	1,412	380	553
Other comprehensive income (loss), net of tax	24,304	18,660	(7,385)
Comprehensive income	$107,955	$186,256	$139,535
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount					Total
Balance at January 1, 2018	49,321,231	$249,951	$(19,906)	$898,095	$397,354	$(10,511)	$1,514,983
Net income	—	—	—	—	146,920	—	146,920
Other comprehensive loss	—	—	—	—	—	(7,385)	(7,385)
Comprehensive income							139,535
Repurchase of shares in connection with stock repurchase program	(199,065)	—	(7,062)	—	—	—	(7,062)
Cash dividends ($0.80 per share)	—	—	—	—	(43,614)	—	(43,614)
Common stock issued in connection with an acquisition	9,306,477	46,532	—	387,987	—	—	434,519
Repurchase of shares in connection with acquisition related to stock-based compensation awards	(2,000)	—	(93)	—	—	—	(93)
Issuance of common stock for stock-based compensation awards	119,837	—	2,816	(4,679)	—	—	(1,863)
Stock-based compensation expense	—	—	—	7,251	—	—	7,251
Other, net	—	—	—	257	—	—	257
Balance at December 31, 2018	58,546,480	$296,483	$(24,245)	$1,288,911	$500,660	$(17,896)	$2,043,913
Net income	—	—	—	—	167,596	—	167,596
Other comprehensive income	—	—	—	—	—	18,660	18,660
Comprehensive income							186,256
Repurchase of shares in connection with stock repurchase program	(1,820,202)	—	(62,944)	—	—	—	(62,944)
Cash dividends ($0.87 per share)	—	—	—	—	(50,901)	—	(50,901)
Issuance of common stock for stock-based compensation awards	128,724	—	4,000	(4,831)	—	—	(831)
Stock-based compensation expense	—	—	—	10,196	—	—	10,196
Balance at December 31, 2019	56,855,002	$296,483	$(83,189)	$1,294,276	$617,355	$764	$2,125,689
Cumulative effect adjustment due to the adoption of ASU 2016-13	—	—	—	—	(35,099)	—	(35,099)
Net income	—	—	—	—	83,651	—	83,651
Other comprehensive income	—	—	—	—	—	24,304	24,304
Comprehensive income							107,955
Repurchase of shares in connection with stock repurchase program	(818,886)	—	(24,569)	—	—	—	(24,569)
Cash dividends ($0.88 per share)	—	—	—	—	(50,134)	—	(50,134)
Issuance of common stock for stock-based compensation awards	164,371	—	6,204	(7,890)	—	—	(1,686)
Stock-based compensation expense	—	—	—	10,577	—	—	10,577
Balance at December 31, 2020	56,200,487	$296,483	$(101,554)	$1,296,963	$615,773	$25,068	$2,132,733
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Except Share Data)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$83,651	$167,596	$146,920
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	86,850	7,050	6,810
Depreciation, amortization and accretion	34,633	8,185	3,496
Deferred income tax (benefit) expense	(13,662)	20,041	16,444
Funding of mortgage loans held for sale	(4,479,421)	(2,381,178)	(1,763,246)
Proceeds from sales of mortgage loans held for sale	4,530,328	2,328,607	1,698,141
Gains on sales of mortgage loans held for sale	(150,406)	(45,854)	(40,318)
Valuation adjustment to mortgage servicing rights	11,726	1,836	—
(Gains) losses on sales of securities	(46)	(348)	16
Penalty on prepayment of debt	121	54	—
Losses (gains) on sales of premises and equipment	38	(881)	(198)
Stock-based compensation	10,577	10,196	7,251
Net change in other loans held for sale	—	59,885	60,599
(Increase) decrease in other assets	(59,224)	683	(11,849)
Increase (decrease) in other liabilities	27,077	(12,249)	(41,954)
Net cash provided by operating activities	82,242	163,623	82,112
Investing activities
Purchases of securities available for sale	(515,657)	(492,018)	(686,887)
Proceeds from sales of securities available for sale	44,906	212,485	2,387
Proceeds from call/maturities of securities available for sale	437,981	262,287	160,703
Net increase in loans	(1,233,232)	(465,182)	(115,208)
Purchases of premises and equipment	(28,270)	(34,966)	(22,360)
Proceeds from sales of premises and equipment	—	3,728	921
Net change in FHLB stock	18,840	(11,315)	(4,706)
Proceeds from sales of other assets	8,438	18,404	8,361
Net cash (paid) received in acquisition	—	(250)	153,502
Other, net	1,446	917	—
Net cash used in investing activities	(1,265,548)	(505,910)	(503,287)
Financing activities
Net increase in noninterest-bearing deposits	1,133,278	233,064	49,087
Net increase (decrease) in interest-bearing deposits	712,781	(147,139)	447,317
Net (decrease) increase in short-term borrowings	(467,872)	101,385	263,753
Proceeds from long-term debt	98,266	150,000	—
Repayment of long-term debt	(171)	(35,359)	(849)
Cash paid for dividends	(50,134)	(50,901)	(43,614)
Repurchase of shares in connection with stock repurchase program	(24,569)	(62,944)	(7,062)
Cash received on exercise of stock options	—	—	201
Net cash provided by financing activities	1,401,579	188,106	708,833
Net increase (decrease) in cash and cash equivalents	218,273	(154,181)	287,658
Cash and cash equivalents at beginning of year	414,930	569,111	281,453
Cash and cash equivalents at end of year	$633,203	$414,930	$569,111
See Notes to Consolidated Financial Statements.         78

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosures
Cash paid for interest	$73,686	$98,396	$66,706
Cash paid for income taxes	$39,989	$26,727	$24,520
Noncash transactions:
Transfers of loans to other real estate	$8,588	$4,764	$3,826
Financed sales of other real estate owned	$148	$611	$531
Transfers of mortgage loans held for sale to loans held for investment	$—	$189	$1,732
Transfers of other loans held for sale to loans held for investment	$—	$134,335	$—
Common stock issued in acquisition of businesses	$—	$—	$434,519
Recognition of operating right-of-use assets	$9,393	$91,181	$—
Recognition of operating lease liabilities	$9,393	$94,700	$—
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies
(Dollar amounts in thousands)
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”) Renasant Insurance, Inc. and Park Place Capital Corporation. Through its subsidiaries, the Company offers a diversified range of financial, wealth management, fiduciary and insurance services to its retail and commercial customers from full service offices located throughout Mississippi, Tennessee, Alabama, Georgia, Florida, North Carolina and South Carolina.
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
The Company evaluates its investment portfolio for credit-related impairment on a quarterly basis in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 326, “Financial Instruments - Credit Losses (“ASC 326”). Impairment is assessed at the individual security level. The Company considers an investment security impaired if the fair value of the security is less than its amortized cost basis. If the Company intends to sell the security or it is more likely than not that it will be required to sell before recovery, the entire impairment amount is recorded as a loss within noninterest income in the Consolidated Statements of Income with a corresponding adjustment to the amortized cost basis of the security. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the Company evaluates if any of the impairment is related to a potential credit loss. The amount, if any, related to credit loss is recognized in earnings as a provision for credit loss and a corresponding allowance for credit losses is established and is calculated as the difference between the estimate of discounted future cash flows and the amortized cost basis of the security. A number of qualitative and quantitative factors, including the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the estimate of the discounted future cash flows. The remaining difference between the fair value and the amortized cost basis of the security is considered the amount related to other market factors and is recognized in other comprehensive income, net of applicable taxes.
Recognition of investment interest is discontinued on debt securities that are transferred to nonaccrual status. A number of qualitative factors, including the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the determination of whether the debt security should be transferred to nonaccrual status. The interest on nonaccrual investment securities is accounted for on the cash-basis method until the debt security qualifies for return to accrual status. See Note 2, “Securities,” for further details regarding the Company’s securities portfolio.

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
Loans and the Allowance for Credit Losses: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their amortized cost or outstanding unpaid principal balances, in either case adjusted for charge-offs, the allowance for credit losses, any deferred fees or costs on originated loans and any purchase discounts or premiums on purchased loans. Renasant Bank defers certain nonrefundable loan origination fees as well as the direct costs of originating or acquiring loans. The deferred fees and costs are then amortized over the term of the note for all loans with payment schedules. Loans with no payment schedule are amortized using the interest method. The amortization of these deferred fees is presented as an adjustment to the yield on loans. Interest income is accrued on the unpaid principal balance.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Generally, the recognition of interest on mortgage and commercial and industrial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer and other retail loans are typically charged-off no later than the time the loan is 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans may be placed on nonaccrual regardless of whether or not such loans are considered past due. All interest accrued for the current year, but not collected, for loans that are placed on nonaccrual or charged-off is reversed against interest income, the amount of which is immaterial for the year ended December 31, 2020. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Interest income recognized on nonaccrual loans was immaterial for the year ended December 31, 2020. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As a result, the Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses. As of December 31, 2020 and 2019, the Company has accrued interest receivable for loans of $56,459 and $33,679, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets.
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
The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb credit losses inherent in the entire loan portfolio in accordance with ASC 326. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis. Expected credit loss inherent in non-cancellable off-balance-sheet credit exposures is accounted for as a separate liability in the Consolidated Balance Sheets. The allowance for credit losses for loans held for investment, as reported in the Company’s Consolidated Balance Sheets, is adjusted by a provision for credit losses, which is reported in earnings, and reduced by net charge-offs. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
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
Real Estate - Construction - The Company’s construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 6 to 12 months for residential properties and from 24 to 36 months for non-residential and multi-family properties. The source of repayment of a construction loan comes from the sale or lease of newly-constructed property, although often construction loans are repaid with the proceeds of a commercial real estate loan that the Company makes to the owner or lessor of the newly-constructed property.
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
Real Estate - Commercial Mortgage - Included in this portfolio segment (referred to collectively as “commercial real estate loans”) are “owner-occupied” loans in which the owner develops a property with the intention of locating its business there. Payments on these loans are dependent on the successful development and management of the business as well as the borrower’s ability to generate sufficient operating revenue to repay the loan. In some instances, in addition to the mortgage on the underlying real estate of the business, the commercial real estate loans are secured by other non-real estate collateral, such as equipment or other assets used in the business. In addition to owner-occupied commercial real estate loans, the Company offers loans in which the owner develops a property where the source of repayment of the loan will come from the sale or lease of the developed property, for example, retail shopping centers, hotels and storage facilities. These loans are referred to as “non-owner occupied” commercial real estate loans. The Company also offers commercial real estate loans to developers of commercial properties for purposes of site acquisition and preparation and other development prior to actual construction (referred to as “commercial land development loans”). Non-owner occupied commercial real estate loans and commercial land

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

development loans are dependent on the successful completion of the project and may be affected by adverse conditions in the real estate market or the economy as a whole.
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
In determining the allowance for credit losses on loans evaluated on a collective basis, the Company categorizes loan pools based on loan type and/or risk rating. The Company uses two CECL models: (1) a loss rate model, based on average historical life-of-loan loss rates, which is used for the Real Estate - 1-4 Family Mortgage, Real Estate - Construction and the Installment Loans to Individuals portfolio segments, and (2) for the C&I, Real Estate - Commercial Mortgage and Lease Financing portfolio segments, the Company uses a probability of default/loss given default model, which calculates an expected loss percentage for each loan pool by considering (a) the probability of default, based on the migration of loans from performing (using risk ratings) to default using life-of-loan analysis periods, and (b) the historical severity of loss, based on the aggregate net lifetime losses incurred per loan pool.
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
The Company considers the loans in the Real Estate - Construction, Real Estate - 1-4 Family Mortgage and Real Estate - Commercial Mortgage loan segments disclosed as individually evaluated in Note 5, “Allowance for Credit Losses” as collateral dependent with the type of collateral being real estate.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in the “Other liabilities” line item on the Consolidated Balance Sheets. Changes in such allowance are recorded in the “Other noninterest expense” line item on the Consolidated Statements of Income. Management estimates the amount of expected losses on unfunded loan commitments by calculating a likelihood of funding over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the allowance for credit losses on loans methodology described above to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company.
Prior to the adoption of ASC 326 on January 1, 2020, the allowance was calculated under the guidance on collective impairment as recognized under ASC 450, “Contingencies.” Collective impairment was calculated based on loans grouped by grade. Another component of the allowance was losses on loans assessed as impaired under ASC 310, “Receivables” (“ASC 310”). The balance of these loans and their related allowance was included in management’s estimation and analysis of the allowance for loan losses.
See Note 3, “ Non Purchased Loans,” Note 4, “Purchased Loans,” and Note 5, “ Allowance for Credit Losses” for disclosures regarding the Company’s past due and nonaccrual loans, impaired loans and restructured loans and its allowance for credit losses.
Business Combinations, Accounting for Purchased Credit Deteriorated Loans and Related Assets: Business combinations are accounted for by applying the acquisition method in accordance with ASC 805, “Business Combinations.” Under the acquisition method, identifiable assets acquired and liabilities assumed and any non-controlling interest in the acquired company at the acquisition date are measured at their fair values as of that date and are recognized separately from goodwill. Results of operations of the acquired entities are included in the Consolidated Statements of Income from the date of acquisition. Acquisition costs incurred by the Company are expensed as incurred.
For a purchased asset that the Company has the intent of holding for investment, ASC 326 requires the Company to determine whether the asset has experienced more-than-insignificant deterioration in credit quality since origination. Assets that have experienced more-than insignificant deterioration are referred to as purchased credit deteriorated (“PCD”) assets. ASC 326 provides for special initial recognition of PCD assets, commonly referred to as the “gross-up” approach, whereas the allowance for credit losses is recognized by adding it to the fair value to arrive at the Day 1 amortized cost basis. After initial recognition, the accounting for PCD assets will generally follow the credit loss model that applies to that type of asset. Non-PCD assets record the Day 1 allowance for credit losses through earnings on the date of purchase. The Company will accrete or amortize as interest income the fair value discounts on both PCD and non-PCD assets over the life of the asset.
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
ASC 842, “Leases” requires a lessee to recognize a right-of-use asset and a lease liability for all leases with a term greater than twelve months on its balance sheet regardless of whether the lease is classified as financing or operating.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

Lease expense is recognized on a straight-line basis over the lease term and is recorded in the “Net occupancy and equipment expense” line item in the Consolidated Statements of Income. Variable lease payments consist primarily of common area maintenance and taxes. The Company does not have any material sublease agreements currently in place.
Other Real Estate Owned: Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are initially recorded into other real estate at fair market value less cost to sell and are subsequently carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for credit losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included under the line item “Other real estate owned” on the Consolidated Statements of Income.
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
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives. Goodwill and other intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment; if impaired, such assets are recorded at fair value. Goodwill is assigned to the Company’s reporting segments. In determining the fair value of the Company’s reporting units, management uses the market approach. Other intangible assets, consisting of core deposit intangibles and customer relationship intangibles, are reviewed for events or circumstances which could impact the recoverability of the intangible asset, such as a loss of core deposits, increased competition or adverse changes in the economy. No impairment was identified for the Company’s goodwill or its other intangible assets as a result of the testing performed during 2020, 2019 or 2018.
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
Revenue from Contracts with Customers: ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) provides guidance on revenue recognition from contracts with customers. For revenue streams within its scope, ASC 606 requires costs that are incremental to obtaining a contract to be capitalized. In the case of the Company, these costs include sales commissions for insurance and wealth management products. ASC 606 has established, and the Company has utilized, a practical expedient allowing costs that, if capitalized, would have an amortization period of one year or less to instead be expensed as incurred.
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
Wealth Management Revenue
Fees for managing trust accounts (inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts) are based on the value of assets under management in the account, with the amount of the fee depending on the type of account. Revenue is recognized on a monthly basis, and there is little to no risk of a material reversal of revenue.
Fees for other wealth management services, such as investment guidance relating to fixed and variable annuities, mutual funds, stocks and other investments, are recognized based on either trade activity, where fees are recognized at the time of the trade, or assets under management, where fees are recognized monthly.
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
Fair Value Measurements: ASC 820, “Fair Value Measurements and Disclosures,” provides guidance for using fair value to measure assets and liabilities and also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3). See Note 16, “Fair Value Measurements,” for further details regarding the Company’s methods and assumptions used to estimate the fair values of the Company’s financial assets and liabilities.
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
Fair value hedges are utilized to mitigate the exposure to future interest rate risk. For the Company’s derivatives designated as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same line item as the earnings effect of the hedged item.
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
Retirement Plans: The Company sponsors a noncontributory pension plan and provides retiree medical benefits for certain employees. The Company’s independent actuary firm prepares actuarial valuations of pension cost and obligation under ASC 715, “Compensation – Retirement Benefits” (“ASC 715”), using assumptions and estimates derived in accordance with the guidance set forth in ASC 715. Expense related to the plans is included under the line item “Salaries and employee benefits” on the Consolidated Statements of Income. Actuarial gains and losses are recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of plan expense. See Note 13, “Employee Benefit and Deferred Compensation Plans,” for further details regarding the Company’s retirement plans.
Stock-Based Compensation: The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation - Stock Compensation” ("ASC 718"). Compensation expense for option grants and restricted stock awards is determined based on the estimated fair value of the stock options and restricted stock on the applicable grant or award date and is recognized over the respective awards’ vesting period. The Company has elected to account for forfeitures in compensation cost when they occur as permitted under the guidance in ASC 718. Expense associated with the Company’s stock-based compensation is included under the line item “Salaries and employee benefits” on the Consolidated Statements of Income. See Note 13, “Employee Benefit and Deferred Compensation Plans,” for further details regarding the Company’s stock-based compensation.
Earnings Per Common Share: Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution of shares outstanding, assuming outstanding stock options were exercised into common shares and nonvested restricted stock awards, whose vesting is subject to future service requirements, were outstanding common shares as of the awards’ respective grant dates, calculated in accordance with the treasury method. See Note 19, “Net Income Per Common Share,” for the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements, and has determined that no significant events occurred after December 31, 2020 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.
Impact of Recently-Issued Accounting Standards and Pronouncements:
In June 2016, FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which updated ASC 326. ASU 2016-13 significantly changed the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model includes loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. Additionally, ASU 2016-13 amended the accounting for credit losses on available for sale securities and PCD assets. In the remainder of these Notes to Consolidated Financial Statements, unless the context clearly provides otherwise, references to “CECL” or to “ASC 326” shall mean the accounting standards and principles set forth in ASC 326 after giving effect to ASU 2016-13 and the clarifications thereto discussed in the next paragraph.
Over the course of 2018 and 2019, FASB issued a number of updates clarifying various matters arising under ASU 2016-13, including the following: (1) ASU 2018-19 was issued to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20; instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, "Leases" (“ASC 842”); (2) ASU 2019-04 provides entities alternatives for measurement of accrued interest receivable, clarifies the steps entities should take when recording the transfer of loans or debt securities between measurement classifications or categories and clarifies that entities should include expected recoveries on financial assets; (3) ASU 2019-05 was issued to provide entities that have certain instruments within the scope of Subtopic 320-20 with an option to irrevocably elect the fair value option in Subtopic 825-10; and (4) ASU 2019-11 was issued to address stakeholders’ specific

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

issues relating to expected recoveries on PCD assets and transition and disclosure relief related to troubled debt restructured loans and accrued interest, respectively.

ASU 2016-13 became effective on January 1, 2020 for publicly-traded companies like the Company. To implement CECL, entities are required to apply a one-time cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, as disclosed in the table below.

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
The Company used the prospective transition approach for PCD loans that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). As permitted under ASC 326, the Company did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption of ASC 326. As shown in the table above, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $5,469 to the allowance for credit losses. The remaining noncredit discount will be accreted into interest income.
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
In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform (Topic 842): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides temporary, optional guidance to ease the potential burden of accounting for reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions if certain criteria are met that reference LIBOR or

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

another reference rate expected to be discontinued. As the guidance is intended to assist stakeholders during the global market-wide reference rate transition period, it is in effect only from March 12, 2020 through December 31, 2022. The Company has established a LIBOR Transition Committee and is currently evaluating the impact of adopting ASU 2020-04 on the Company's financial statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
U.S. Treasury securities	$7,047	$32	$—	$7,079
Obligations of other U.S. Government agencies and corporations	1,003	6	—	1,009
Obligations of states and political subdivisions	291,231	14,015	(45)	305,201
Residential mortgage backed securities:
Government agency mortgage backed securities	581,105	21,564	(23)	602,646
Government agency collateralized mortgage obligations	218,373	1,946	(51)	220,268
Commercial mortgage backed securities:
Government agency mortgage backed securities	29,053	1,235	(1)	30,287
Government agency collateralized mortgage obligations	99,377	2,992	(21)	102,348
Trust preferred securities	12,013	—	(3,001)	9,012
Other debt securities	62,771	2,909	(73)	65,607
	$1,301,973	$44,699	$(3,215)	$1,343,457

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
U.S. Treasury securities	$498	$1	$—	$499
Obligations of other U.S. Government agencies and corporations	2,518	16	(3)	2,531
Obligations of states and political subdivisions	218,362	5,134	(365)	223,131
Residential mortgage backed securities:
Government agency mortgage backed securities	708,970	8,951	(1,816)	716,105
Government agency collateralized mortgage obligations	172,178	1,322	(262)	173,238
Commercial mortgage backed securities:
Government agency mortgage backed securities	30,372	659	(24)	31,007
Government agency collateralized mortgage obligations	76,456	1,404	(109)	77,751
Trust preferred securities	12,153	—	(2,167)	9,986
Other debt securities	55,364	1,133	(132)	56,365
	$1,276,871	$18,620	$(4,878)	$1,290,613

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

Securities sold were as follows for the periods presented:

	Carrying Value	Net Proceeds	Gain/(Loss)
Twelve months ended December 31, 2020
Obligations of states and political subdivisions	$2,696	$2,561	$(135)
Residential mortgage backed securities:
Government agency mortgage backed securities	16,093	16,294	201
Government agency collateralized mortgage obligations	26,071	26,051	(20)
	$44,860	$44,906	$46

	Carrying Value	Net Proceeds	Gain/(Loss)
Twelve months ended December 31, 2019
Obligations of states and political subdivisions	$11,799	$11,813	$14
Residential mortgage backed securities:
Government agency mortgage backed securities	72,556	71,944	(612)
Government agency collateralized mortgage obligations	122,692	120,892	(1,800)
Commercial mortgage backed securities:
Government agency collateralized mortgage obligations	4,838	4,720	(118)
Other debt securities	252	257	5
Other equity securities	—	2,859	2,859
	$212,137	$212,485	$348

	Carrying Value	Net Proceeds	Loss
Twelve months ended December 31, 2018
Obligations of states and political subdivisions	$901	$893	$(8)
Residential mortgage backed securities:
Government agency mortgage backed securities	943	942	(1)
Government agency collateralized mortgage obligations	559	552	(7)
	$2,403	$2,387	$(16)
The sales of other equity securities included in the table above for the twelve months ended December 31, 2019 represent the Company’s sale of its shares of Visa Class B common stock during the third quarter of 2019.
Gross realized gains and gross realized losses on sales of securities available for sale were as follows for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Gross gains on sales of securities available for sale	$230	$2,979	$11
Gross losses on sales of securities available for sale	(184)	(2,631)	(27)
Gain (losses) on sales of securities available for sale, net	$46	$348	$(16)
At December 31, 2020 and 2019, securities with a carrying value of approximately $582,338 and $416,849, respectively, were pledged to secure government, public, trust, and other deposits. Securities with a carrying value of $32,272 and $27,754 were pledged as collateral for short-term borrowings and derivative instruments at December 31, 2020 and 2019, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

The amortized cost and fair value of securities at December 31, 2020 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Due within one year	$9,438	$9,520
Due after one year through five years	45,943	48,017
Due after five years through ten years	74,337	78,271
Due after ten years	215,924	221,836
Residential mortgage backed securities:
Government agency mortgage backed securities	581,105	602,646
Government agency collateralized mortgage obligations	218,373	220,268
Commercial mortgage backed securities:
Government agency mortgage backed securities	29,053	30,287
Government agency collateralized mortgage obligations	99,377	102,348
Other debt securities	28,423	30,264
	$1,301,973	$1,343,457

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and the length of time the investments have been in a continuous unrealized loss position, as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
December 31, 2020
Obligations of states and political subdivisions	6	$9,403	$(45)	—	$—	$—	6	$9,403	$(45)
Residential mortgage backed securities:
Government agency mortgage backed securities	2	19,755	(23)	—	—	—	2	19,755	(23)
Government agency collateralized mortgage obligations	5	27,143	(51)	—	—	—	5	27,143	(51)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	1,538	(1)	1	459	—	2	1,997	(1)
Government agency collateralized mortgage obligations	3	14,190	(21)	—	—	—	3	14,190	(21)
Trust preferred securities	—	—	—	2	9,012	(3,001)	2	9,012	(3,001)
Other debt securities	4	3,330	(70)	1	566	(3)	5	3,896	(73)
Total	21	$75,359	$(211)	4	$10,037	$(3,004)	25	$85,396	$(3,215)
December 31, 2019
Obligations of other U.S. Government agencies and corporations	—	$—	$—	1	$1,008	$(3)	1	$1,008	$(3)
Obligations of states and political subdivisions	26	33,902	(365)	—	—	—	26	33,902	(365)
Residential mortgage backed securities:
Government agency mortgage backed securities	37	233,179	(1,504)	16	20,775	(312)	53	253,954	(1,816)
Government agency collateralized mortgage obligations	11	45,319	(262)	—	—	—	11	45,319	(262)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	4,976	(23)	2	1,190	(1)	3	6,166	(24)
Government agency collateralized mortgage obligations	1	4,910	(109)	—	—	—	1	4,910	(109)
Trust preferred securities	—	—	—	2	9,986	(2,167)	2	9,986	(2,167)
Other debt securities	3	8,737	(131)	1	741	(1)	4	9,478	(132)
Total	79	$331,023	$(2,394)	22	$33,700	$(2,484)	101	$364,723	$(4,878)

The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. As such, the Company did not record any impairment for the years ended December 31, 2020 and 2019 (determined in accordance with the accounting standards in effect prior to the Company’s adoption of CECL).

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Non Purchased Loans
(In Thousands, Except Number of Loans)
“Purchased” loans are those loans acquired in any of the Company’s previous acquisitions, including FDIC-assisted acquisitions. “Non purchased” loans include all of the Company’s other loans, other than loans held for sale.
For purposes of this Note 3, all references to “loans” mean non purchased loans, including PPP loans.
The following is a summary of non purchased loans and leases at December 31:

	2020	2019
Commercial, financial, agricultural	$2,360,471	$1,052,353
Lease financing	80,022	85,700
Real estate – construction:
Residential	243,814	272,643
Commercial	583,338	502,258
Total real estate – construction	827,152	774,901
Real estate – 1-4 family mortgage:
Primary	1,536,181	1,449,219
Home equity	432,768	456,265
Rental/investment	264,436	291,931
Land development	123,179	152,711
Total real estate – 1-4 family mortgage	2,356,564	2,350,126
Real estate – commercial mortgage:
Owner-occupied	1,334,765	1,209,204
Non-owner occupied	2,194,739	1,803,587
Land development	120,125	116,085
Total real estate – commercial mortgage	3,649,629	3,128,876
Installment loans to individuals	149,862	199,843
Gross loans	9,423,700	7,591,799
Unearned income	(4,160)	(3,825)
Loans, net of unearned income	$9,419,540	$7,587,974

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Non Purchased Loans (continued)

Past Due and Nonaccrual Loans
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2020
Commercial, financial, agricultural	$1,124	$231	$2,354,716	$2,356,071	$164	$1,804	$2,432	$4,400	$2,360,471
Lease financing	—	—	79,974	79,974	—	48	—	48	80,022
Real estate – construction:
Residential	—	—	243,317	243,317	—	497	—	497	243,814
Commercial	—	—	583,338	583,338	—	—	—	—	583,338
Total real estate – construction	—	—	826,655	826,655	—	497	—	497	827,152
Real estate – 1-4 family mortgage:
Primary	11,889	1,754	1,513,716	1,527,359	1,865	2,744	4,213	8,822	1,536,181
Home equity	1,152	360	430,702	432,214	66	111	377	554	432,768
Rental/investment	663	210	263,064	263,937	61	194	244	499	264,436
Land development	97	—	123,051	123,148	—	—	31	31	123,179
Total real estate – 1-4 family mortgage	13,801	2,324	2,330,533	2,346,658	1,992	3,049	4,865	9,906	2,356,564
Real estate – commercial mortgage:
Owner-occupied	779	795	1,330,155	1,331,729	—	2,598	438	3,036	1,334,765
Non-owner occupied	922	127	2,191,440	2,192,489	—	2,197	53	2,250	2,194,739
Land development	113	115	119,820	120,048	44	29	4	77	120,125
Total real estate – commercial mortgage	1,814	1,037	3,641,415	3,644,266	44	4,824	495	5,363	3,649,629
Installment loans to individuals	896	191	148,620	149,707	4	117	34	155	149,862
Unearned income	—	—	(4,160)	(4,160)	—	—	—	—	(4,160)
Loans, net of unearned income	$17,635	$3,783	$9,377,753	$9,399,171	$2,204	$10,339	$7,826	$20,369	$9,419,540

December 31, 2019
Commercial, financial, agricultural	$605	$476	$1,045,802	$1,046,883	$387	$5,023	$60	$5,470	$1,052,353
Lease financing	—	—	85,474	85,474	—	226	—	226	85,700
Real estate – construction	794	—	774,107	774,901	—	—	—	—	774,901
Real estate – 1-4 family mortgage	18,020	2,502	2,320,328	2,340,850	623	6,571	2,082	9,276	2,350,126
Real estate – commercial mortgage	2,362	276	3,119,785	3,122,423	372	4,655	1,426	6,453	3,128,876
Installment loans to individuals	1,000	204	198,555	199,759	—	17	67	84	199,843
Unearned income	—	—	(3,825)	(3,825)	—	—	—	—	(3,825)
Total	$22,781	$3,458	$7,540,226	$7,566,465	$1,382	$16,492	$3,635	$21,509	$7,587,974
Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were two restructured loans totaling $177 that were contractually 90 days past due or more and still accruing at December 31, 2020. There were two restructured loans totaling $164 that were contractually 90 days past due or more and still accruing at December 31, 2019. The outstanding balance of restructured loans on nonaccrual status was $5,787 and $3,058 at December 31, 2020 and 2019, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Non Purchased Loans (continued)

Restructured Loans
At December 31, 2020, 2019 and 2018, there were $11,761, $4,679 and $5,325, respectively, of restructured loans. The following table illustrates the impact of modifications classified as restructured loans held on the Consolidated Balance Sheets and still performing in accordance with their restructured terms at period end, segregated by class, as of the periods presented.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2020
Commercial, financial, agricultural	7	1,862	1,859
Real estate – 1-4 family mortgage:
Primary	20	3,594	3,659
Rental/investment	3	142	207
Total real estate – 1-4 family mortgage	23	3,736	3,866
Real estate – commercial mortgage:
Owner-occupied	3	3,019	2,970
Non-owner occupied	2	210	210
Land development	1	189	189
Total real estate – commercial mortgage	6	3,418	3,369
Installment loans to individuals	2	24	21
Total	38	9,040	9,115
December 31, 2019
Commercial, financial, agricultural	2	$187	$185
Real estate – 1-4 family mortgage	5	$460	$459
Total	7	$647	$644
December 31, 2018
Real estate – 1-4 family mortgage	9	1,764	1,763
Real estate – commercial mortgage	2	94	89
Total	11	$1,858	$1,852
At December 31, 2020 and December 31, 2018 the Company had $448 and $139, respectively, in troubled debt restructurings that subsequently defaulted within twelve months of the restructuring. There were no such occurrences for the year ended December 31, 2019 that remained outstanding at period end.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Non Purchased Loans (continued)

Changes in the Company’s restructured loans are set forth in the table below.

	Number of Loans	Recorded Investment
Totals at January 1, 2019	51	$5,325
Additional advances or loans with concessions	7	661
Reclassified as performing	5	252
Reductions due to:
Reclassified as nonperforming	(9)	(808)
Paid in full	(8)	(581)
Principal paydowns	—	(170)
Totals at December 31, 2019	46	$4,679
Additional advances or loans with concessions	38	9,155
Reclassified as performing	3	354
Reductions due to:
Reclassified as nonperforming	(5)	(758)
Paid in full	(6)	(1,409)
Principal paydowns	—	(260)
Totals at December 31, 2020	76	$11,761
The allocated allowance for credit losses attributable to restructured loans was $337 and $125 at December 31, 2020 and 2019, respectively. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2020 and December 31, 2019.
In response to the economic environment caused by the COVID-19 pandemic, the Company implemented a loan deferral program in the first quarter of 2020 to provide temporary payment relief to both consumer and commercial customers. Any customer current on loan payments, taxes and insurance is qualified for an initial 90-day deferral of principal and interest payments. Principal and interest payments can be deferred for up to 180 days on residential mortgage loans. A second deferral is available to borrowers that remained current on taxes and insurance through the first deferral period and also satisfy underwriting standards established by the Company that analyze the ability of the borrower to service its loan in accordance with its existing terms in light of the impact of the COVID-19 pandemic on the borrower, its industry and the markets in which it operates. The Company’s loan deferral program complies with the guidance set forth in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and related guidance from the FDIC and other banking regulators. As of December 31, 2020, the Company had 622 loans with total balances of approximately $112,000 on deferral. In accordance with the applicable guidance, none of these loans were considered “restructured loans.”
Credit Quality
For commercial purpose loans, internal risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of commercial and commercial real estate secured loans. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loans within the “Pass” grade (historically, those with a risk rating between 1 and 4) generally have a lower risk of loss and therefore a lower risk factor applied to the loan balances. The “Pass” grade is reserved for loans with a risk rating between 1 and 4C. During the first quarter of 2020, the Company proactively identified certain “Pass” rated loans greater than $1,000 in industries the Company believed posed a greater risk in the current pandemic environment (at the time of the downgrade, borrowers in the hotel/motel, restaurant and entertainment industries) and created the risk rating of 4C. These were originally downgraded to “Pass-Watch” during the year as the Company reviewed these loans and its risk rating categories. After an extensive review, the Company determined that it was appropriate to classify 4B and 4C rated loans as “Pass”. The Company also determined that it would be appropriate to establish a “Special Mention” grade (those with a risk rating of 4E). This grade represents a loan where a significant adverse risk-modifying action is anticipated in the near term and left uncorrected, could result in deterioration of the credit quality of the loan. In 2019, the Company classified 4B and 4E rated loans as “Watch”, which was used on a temporary basis for “Pass”

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Non Purchased Loans (continued)

graded loans that required greater attention. Loans that migrate toward the “Substandard” grade (those with a risk rating between 5 and 9) generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances.
The following table presents the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2020
Commercial, Financial, Agricultural	$1,448,273	$183,627	$76,912	$36,866	$18,124	$15,844	$255,522	$2,449	$2,037,617
Pass	1,447,594	180,979	73,325	31,362	16,308	14,626	250,528	1,562	2,016,284
Special Mention	128	1,952	2,091	3,850	1,416	109	187	—	9,733
Substandard	551	696	1,496	1,654	400	1,109	4,807	887	11,600

Real Estate - Construction	$398,891	$266,471	$52,520	$29,300	$—	$—	$13,927	$—	$761,109
Residential	$154,649	$9,836	$2,114	$—	$—	$—	$13,923	$—	$180,522
Pass	154,419	9,339	2,114	—	—	—	13,923	—	179,795
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	230	497	—	—	—	—	—	—	727

Commercial	$244,242	$256,635	$50,406	$29,300	$—	$—	$4	$—	$580,587
Pass	244,242	251,937	50,406	29,300	—	—	4	—	575,889
Special Mention	—	4,698	—	—	—	—	—	—	4,698
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$110,246	$78,482	$36,613	$30,018	$13,197	$7,172	$10,658	$1,909	$288,295
Primary	$9,422	$6,691	$3,988	$4,644	$371	$1,060	$629	$—	$26,805
Pass	9,422	5,870	3,988	4,644	371	1,045	629	—	25,969
Special Mention	—	125	—	—	—	—	—	—	125
Substandard	—	696	—	—	—	15	—	—	711

Home Equity	$157	$184	$—	$—	$—	$—	$6,051	$—	$6,392
Pass	157	184	—	—	—	—	6,051	—	6,392
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Rental/Investment	$50,558	$32,656	$27,483	$25,019	$12,620	$5,699	$1,066	$557	$155,658
Pass	50,371	31,724	26,695	24,872	12,439	5,166	1,066	557	152,890
Special Mention	—	—	—	83	77	133	—	—	293
Substandard	187	932	788	64	104	400	—	—	2,475

Land Development	$50,109	$38,951	$5,142	$355	$206	$413	$2,912	$1,352	$99,440
Pass	50,109	38,388	5,142	355	203	413	2,912	1,352	98,874
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	563	—	—	3	—	—	—	566

Real Estate - Commercial Mortgage	$967,746	$801,083	$444,205	$402,110	$340,774	$277,789	$76,115	$20,845	$3,330,667
Owner-Occupied	$295,642	$256,807	$199,082	$169,527	$99,540	$85,614	$16,683	$9,733	$1,132,628
Pass	293,851	255,206	193,716	163,358	96,128	83,582	16,043	7,896	1,109,780
Special Mention	1,167	847	—	2,067	228	311	—	1,837	6,457
Substandard	624	754	5,366	4,102	3,184	1,721	640	—	16,391

Non-Owner Occupied	$635,232	$522,998	$237,075	$229,304	$236,347	$189,077	$52,456	$11,112	$2,113,601
Pass	624,289	514,030	237,075	184,673	218,106	175,702	52,456	11,112	2,017,443
Special Mention	9,105	—	—	39,007	4,688	10,788	—	—	63,588
Substandard	1,838	8,968	—	5,624	13,553	2,587	—	—	32,570

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Non Purchased Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans

Land Development	$36,872	$21,278	$8,048	$3,279	$4,887	$3,098	$6,976	$—	$84,438
Pass	34,719	21,278	6,925	3,210	3,274	3,098	6,976	—	79,480
Special Mention	—	—	1,123	69	46	—	—	—	1,238
Substandard	2,153	—	—	—	1,567	—	—	—	3,720

Installment loans to individuals	$74	$4	$—	$—	$—	$—	$—	$16	$94
Pass	74	4	—	—	—	—	—	16	94
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$2,925,230	$1,329,667	$610,250	$498,294	$372,095	$300,805	$356,222	$25,219	$6,417,782
Pass	2,909,247	1,308,939	599,386	441,774	346,829	283,632	350,588	22,495	6,262,890
Special Mention	10,400	7,622	3,214	45,076	6,455	11,341	187	1,837	86,132
Substandard	5,583	13,106	7,650	11,444	18,811	5,832	5,447	887	68,760

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2020
Commercial, Financial, Agricultural	$33,805	$16,455	$10,381	$6,396	$2,826	$7,201	$245,485	$305	$322,854
Performing Loans	33,794	16,343	10,340	6,026	2,748	7,181	245,059	305	321,796
Non-Performing Loans	11	112	41	370	78	20	426	—	1,058

Lease Financing Receivables	$32,150	$25,270	$10,999	$4,231	$1,040	$2,172	$—	$—	$75,862
Performing Loans	32,150	25,270	10,999	4,231	992	2,172	—	—	75,814
Non-Performing Loans	—	—	—	—	48	—	—	—	48

Real Estate - Construction	$54,918	$10,334	$295	$153	$—	$—	$343	$—	$66,043
Residential	$53,108	$9,393	$295	$153	$—	$—	$343	$—	$63,292
Performing Loans	53,108	9,393	295	153	—	—	343	—	63,292
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$1,810	$941	$—	$—	$—	$—	$—	$—	$2,751
Performing Loans	1,810	941	—	—	—	—	—	—	2,751
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Non Purchased Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$517,553	$344,643	$261,735	$196,777	$105,216	$212,214	$426,437	$3,694	$2,068,269
Primary	$470,034	$321,155	$239,542	$176,926	$92,195	$207,721	$1,758	$45	$1,509,376
Performing Loans	470,034	318,929	235,816	175,219	91,479	205,530	1,747	45	1,498,799
Non-Performing Loans	—	2,226	3,726	1,707	716	2,191	11	—	10,577

Home Equity	$—	$203	$372	$—	$45	$799	$421,838	$3,119	$426,376
Performing Loans	—	203	372	—	45	684	421,516	2,642	425,462
Non-Performing Loans	—	—	—	—	—	115	322	477	914

Rental/Investment	$34,079	$20,499	$18,319	$17,758	$11,907	$3,356	$2,330	$530	$108,778
Performing Loans	34,079	20,404	18,245	17,595	11,901	3,196	2,330	530	108,280
Non-Performing Loans	—	95	74	163	6	160	—	—	498

Land Development	$13,440	$2,786	$3,502	$2,093	$1,069	$338	$511	$—	$23,739
Performing Loans	13,440	2,786	3,502	2,062	1,069	338	511	—	23,708
Non-Performing Loans	—	—	—	31	—	—	—	—	31

Real Estate - Commercial Mortgage	$81,953	$71,063	$56,193	$47,013	$35,801	$15,679	$10,772	$488	$318,962
Owner-Occupied	$48,814	$44,606	$36,661	$30,266	$23,974	$11,608	$5,919	$289	$202,137
Performing Loans	48,814	44,344	36,349	30,097	23,885	11,216	5,904	289	200,898
Non-Performing Loans	—	262	312	169	89	392	15	—	1,239

Non-Owner Occupied	$20,483	$18,585	$14,544	$13,821	$8,068	$3,491	$1,999	$147	$81,138
Performing Loans	20,483	18,460	14,486	13,821	8,068	3,439	1,999	147	80,903
Non-Performing Loans	—	125	58	—	—	52	—	—	235

Land Development	$12,656	$7,872	$4,988	$2,926	$3,759	$580	$2,854	$52	$35,687
Performing Loans	12,656	7,872	4,988	2,922	3,759	466	2,854	52	35,569
Non-Performing Loans	—	—	—	4	—	114	—	—	118

Installment loans to individuals	$60,133	$57,198	$13,704	$4,019	$2,459	$1,535	$10,661	$59	$149,768
Performing Loans	60,081	57,119	13,611	3,986	2,407	1,535	10,661	21	149,421
Non-Performing Loans	52	79	93	33	52	—	—	38	347

Total loans not subject to risk rating	$780,512	$524,963	$353,307	$258,589	$147,342	$238,801	$693,698	$4,546	$3,001,758
Performing Loans	780,449	522,064	349,003	256,112	146,353	235,757	692,924	4,031	2,986,693
Non-Performing Loans	63	2,899	4,304	2,477	989	3,044	774	515	15,065

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Non Purchased Loans (continued)

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

Loans at December 31, 2019	$25,916
New loans and advances	3,337
Payments received	(1,926)
Changes in related parties	1
Loans at December 31, 2020	$27,328
No related party loans were classified as past due, nonaccrual, impaired or restructured at December 31, 2020 or 2019. Unfunded commitments to certain executive officers and directors and their associates totaled $19,911 and $7,266 at December 31, 2020 and 2019, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Non Purchased Loans (continued)

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
The average recorded investment in impaired loans for the year ended December 31, 2018 was $27,080. Interest income recognized on impaired loans for the year ended December 31, 2018 was $549.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Purchased Loans
(In Thousands, Except Number of Loans)
For purposes of this Note 4, all references to “loans” mean purchased loans.
The following is a summary of purchased loans at December 31:

	2020	2019
Commercial, financial, agricultural	$176,513	$315,619
Real estate – construction:
Residential	2,859	16,407
Commercial	28,093	35,175
Total real estate – construction	30,952	51,582
Real estate – 1-4 family mortgage:
Primary	214,770	332,729
Home equity	80,392	117,275
Rental/investment	31,928	43,169
Land development	14,654	23,314
Total real estate – 1-4 family mortgage	341,744	516,487
Real estate – commercial mortgage:
Owner-occupied	323,041	428,077
Non-owner occupied	552,728	647,308
Land development	29,454	40,004
Total real estate – commercial mortgage	905,223	1,115,389
Installment loans to individuals	59,675	102,587
Loans	$1,514,107	$2,101,664

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Purchased Loans (continued)

Past Due and Nonaccrual Loans
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2020
Commercial, financial, agricultural	$818	$101	$163,658	$164,577	$74	$2,024	$9,838	$11,936	$176,513
Real estate – construction:
Residential	—	—	2,859	2,859	—	—	—	—	2,859
Commercial	—	—	28,093	28,093	—	—	—	—	28,093
Total real estate – construction	—	—	30,952	30,952	—	—	—	—	30,952
Real estate – 1-4 family mortgage:
Primary	2,394	74	206,635	209,103	687	2,799	2,181	5,667	214,770
Home equity	294	43	78,739	79,076	4	674	638	1,316	80,392
Rental/investment	180	14	30,931	31,125	—	724	79	803	31,928
Land development	109	—	14,231	14,340	—	—	314	314	14,654
Total real estate – 1-4 family mortgage	2,977	131	330,536	333,644	691	4,197	3,212	8,100	341,744
Real estate – commercial mortgage:
Owner-occupied	2,511	—	317,997	320,508	193	447	1,893	2,533	323,041
Non-owner occupied	207	—	544,694	544,901	7,682	—	145	7,827	552,728
Land development	112	—	28,962	29,074	—	164	216	380	29,454
Total real estate – commercial mortgage	2,830	—	891,653	894,483	7,875	611	2,254	10,740	905,223
Installment loans to individuals	2,026	35	57,339	59,400	31	136	108	275	59,675
Loans, net of unearned income	$8,651	$267	$1,474,138	$1,483,056	$8,671	$6,968	$15,412	$31,051	$1,514,107

December 31, 2019
Commercial, financial, agricultural	$1,889	$998	$311,218	$314,105	$—	$1,246	$268	$1,514	$315,619
Real estate – construction	319	—	51,263	51,582	—	—	—	—	51,582
Real estate – 1-4 family mortgage	5,516	2,244	503,826	511,586	605	2,762	1,534	4,901	516,487
Real estate – commercial mortgage	3,454	922	1,110,570	1,114,946	—	123	320	443	1,115,389
Installment loans to individuals	3,709	153	98,545	102,407	1	51	128	180	102,587
Total	$14,887	$4,317	$2,075,422	$2,094,626	$606	$4,182	$2,250	$7,038	$2,101,664
Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There was one restructured loan totaling $74 that was contractually 90 days past due or more and still accruing at December 31, 2020. There were two restructured loans totaling $106 that were contractually 90 days past due or more and still accruing at December 31, 2019. The outstanding balance of restructured loans on nonaccrual status was $12,788 and $1,667 at December 31, 2020 and 2019, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Purchased Loans (continued)

Restructured Loans
At December 31, 2020, 2019 and 2018, there were $8,687, $7,275 and $7,495, respectively, of restructured loans. The following table illustrates the impact of modifications classified as restructured loans held on the Consolidated Balance Sheets and still performing in accordance with their restructured terms at period end, segregated by class, as of the periods presented.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2020
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
During the years ended December 31, 2020, 2019 and 2018, the Company had $74, $101 and $5, respectively, in troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Purchased Loans (continued)

Changes in the Company’s restructured loans are set forth in the table below.

	Number of Loans	Recorded Investment
Totals at January 1, 2019	54	$7,495
Additional advances or loans with concessions	5	3,168
Reclassified as performing	14	1,931
Reductions due to:
Reclassified as nonperforming	(11)	(1,964)
Paid in full	(7)	(370)
Charge-offs	(1)	(101)
Principal paydowns	—	(508)
Measurement period adjustment on recently acquired loans	—	(2,376)
Totals at December 31, 2019	54	$7,275
Additional advances or loans with concessions	13	5,378
Reclassified as performing	1	74
Reductions due to:
Reclassified as nonperforming	(14)	(2,563)
Paid in full	(5)	(978)
Charge-offs	(1)	(3)
Principal paydowns	—	(496)
Totals at December 31, 2020	48	$8,687
The allocated allowance for credit losses attributable to restructured loans was $612 and $17 at December 31, 2020 and 2019, respectively. The Company had $370 and $6 in remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2020 and 2019, respectively.
As discussed in Note 3, “Non Purchased Loans,” the Company implemented a loan deferral program in response to the COVID-19 pandemic. As of December 31, 2020, the Company had 284 loans with total balances of approximately $33,000 on deferral. Under the applicable guidance, none of these loans were considered “restructured loans.”
Credit Quality
A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 3, “Non Purchased Loans.” The following table presents the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2020
Commercial, Financial, Agricultural	$—	$711	$28,242	$27,222	$22,377	$20,759	$64,563	$1,788	$165,662
Pass	—	711	24,211	20,930	17,240	16,880	56,736	409	137,117
Special Mention	—	—	357	97	104	—	—	—	558
Substandard	—	—	3,674	6,195	5,033	3,879	7,827	1,379	27,987

Real Estate - Construction	$—	$—	$10,522	$9,228	$10,781	$—	$—	$—	$30,531
Residential	$—	$—	$1,543	$211	$684	$—	$—	$—	$2,438
Pass	—	—	1,543	211	684	—	—	—	2,438
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Purchased Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial	$—	$—	$8,979	$9,017	$10,097	$—	$—	$—	$28,093
Pass	—	—	8,979	9,017	10,097	—	—	—	28,093
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$14,022	$7,126	$1,112	$38,747	$957	$253	$62,217
Primary	$—	$—	$6,873	$3,212	$595	$17,223	$249	$—	$28,152
Pass	—	—	5,556	3,212	594	12,665	249	—	22,276
Special Mention	—	—	—	—	—	1,120	—	—	1,120
Substandard	—	—	1,317	—	1	3,438	—	—	4,756

Home Equity	$—	$—	$—	$—	$—	$—	$697	$253	$950
Pass	—	—	—	—	—	—	59	—	59
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	638	253	891

Rental/Investment	$—	$—	$—	$1,883	$232	$18,275	$9	$—	$20,399
Pass	—	—	—	1,883	232	16,139	9	—	18,263
Special Mention	—	—	—	—	—	44	—	—	44
Substandard	—	—	—	—	—	2,092	—	—	2,092

Land Development	$—	$—	$7,149	$2,031	$285	$3,249	$2	$—	$12,716
Pass	—	—	7,149	2,009	285	1,793	2	—	11,238
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	22	—	1,456	—	—	1,478

Real Estate - Commercial Mortgage	$—	$—	$76,557	$153,960	$171,487	$435,073	$22,631	$4,688	$864,396
Owner-Occupied	$—	$—	$15,001	$32,567	$61,568	$181,007	$9,723	$2	$299,868
Pass	—	—	15,001	29,276	43,962	161,790	5,808	—	255,837
Special Mention	—	—	—	—	9,670	—	—	—	9,670
Substandard	—	—	—	3,291	7,936	19,217	3,915	2	34,361

Non-Owner Occupied	$—	$—	$55,962	$117,592	$107,004	$242,249	$12,720	$4,686	$540,213
Pass	—	—	37,002	109,910	83,738	221,423	6,431	—	458,504
Special Mention	—	—	2,591	—	5,302	2,622	—	—	10,515
Substandard	—	—	16,369	7,682	17,964	18,204	6,289	4,686	71,194

Land Development	$—	$—	$5,594	$3,801	$2,915	$11,817	$188	$—	$24,315
Pass	—	—	5,594	3,801	2,780	4,962	188	—	17,325
Special Mention	—	—	—	—	—	5,438	—	—	5,438
Substandard	—	—	—	—	135	1,417	—	—	1,552

Installment loans to individuals	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$—	$711	$129,343	$197,536	$205,757	$494,579	$88,151	$6,729	$1,122,806
Pass	—	711	105,035	180,249	159,612	435,652	69,482	409	951,150
Special Mention	—	—	2,948	97	15,076	9,224	—	—	27,345
Substandard	—	—	21,360	17,190	31,069	49,703	18,669	6,320	144,311

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Purchased Loans (continued)

The following table presents the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2020
Commercial, Financial, Agricultural	$—	$—	$445	$349	$303	$2,899	$6,809	$46	$10,851
Performing Loans	—	—	445	349	303	2,899	6,784	46	10,826
Non-Performing Loans	—	—	—	—	—	—	25	—	25

Real Estate - Construction	$—	$—	$421	$—	$—	$—	$—	$—	$421
Residential	$—	$—	$421	$—	$—	$—	$—	$—	$421
Performing Loans	—	—	421	—	—	—	—	—	421
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$371	$3,082	$33,674	$28,169	$140,689	$70,870	$2,672	$279,527
Primary	$—	$248	$1,953	$30,078	$25,956	$127,642	$630	$111	$186,618
Performing Loans	—	248	1,842	29,321	25,935	122,970	630	25	180,971
Non-Performing Loans	—	—	111	757	21	4,672	—	86	5,647

Home Equity	$—	$—	$742	$3,324	$1,668	$1,027	$70,120	$2,561	$79,442
Performing Loans	—	—	742	3,324	1,668	960	69,518	2,124	78,336
Non-Performing Loans	—	—	—	—	—	67	602	437	1,106

Rental/Investment	$—	$123	$—	$200	$193	$10,893	$120	$—	$11,529
Performing Loans	—	123	—	200	193	10,800	120	—	11,436
Non-Performing Loans	—	—	—	—	—	93	—	—	93

Land Development	$—	$—	$387	$72	$352	$1,127	$—	$—	$1,938
Performing Loans	—	—	387	30	117	1,127	—	—	1,661
Non-Performing Loans	—	—	—	42	235	—	—	—	277

Real Estate - Commercial Mortgage	$—	$337	$597	$1,063	$982	$35,946	$1,902	$—	$40,827
Owner-Occupied	$—	$—	$—	$625	$660	$20,531	$1,357	$—	$23,173
Performing Loans	—	—	—	625	660	20,253	1,357	—	22,895
Non-Performing Loans	—	—	—	—	—	278	—	—	278

Non-Owner Occupied	$—	$337	$443	$49	$66	$11,467	$153	$—	$12,515
Performing Loans	—	337	443	49	66	11,331	153	—	12,379
Non-Performing Loans	—	—	—	—	—	136	—	—	136

Land Development	$—	$—	$154	$389	$256	$3,948	$392	$—	$5,139
Performing Loans	—	—	154	389	256	3,890	392	—	5,081
Non-Performing Loans	—	—	—	—	—	58	—	—	58

Installment loans to individuals	$—	$—	$34,976	$15,497	$1,118	$4,348	$3,676	$60	$59,675
Performing Loans	—	—	34,942	15,405	1,051	4,262	3,676	29	59,365
Non-Performing Loans	—	—	34	92	67	86	—	31	310

Total loans not subject to risk rating	$—	$708	$39,521	$50,583	$30,572	$183,882	$83,257	$2,778	$391,301
Performing Loans	—	708	39,376	49,692	30,249	178,492	82,630	2,224	383,371
Non-Performing Loans	—	—	145	891	323	5,390	627	554	7,930

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Purchased Loans (continued)

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
Note 4 – Purchased Loans (continued)

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
The average recorded investment in non credit deteriorated loans that were subsequently impaired for the year ended December 31, 2018 was $9,396. Interest income recognized on non credit deteriorated loans that were subsequently impaired for the year ended December 31, 2018 was $194.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Purchased Loans (continued)

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

The average recorded investment in credit-deteriorated loans for the year ended December 31, 2018 was $212,967. Interest income recognized on credit-deteriorated loans for the year ended December 31, 2018 was $10,084.
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
Note 4 – Purchased Loans (continued)

The following table presents the fair value of loans recognized in accordance with ASC 310-30 at the time of acquisition:

Total Purchased Credit Deteriorated Loans
December 31, 2019
Contractually-required principal and interest	$247,383
Nonaccretable difference(1)	(51,087)
Cash flows expected to be collected	196,296
Accretable yield(2)	(24,032)
Fair value	$172,264
(1)Represents contractual principal cash flows of $44,115 and interest cash flows of $6,972 not expected to be collected.
(2)Represents contractual principal cash flows of $1,615 and interest cash flows of $22,417 expected to be collected.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Allowance for Credit Losses
(In Thousands, Except Number of Loans)
The following is a summary of non purchased and purchased loans and leases at December 31:

	2020	2019
Commercial, financial, agricultural	$2,536,984	$1,367,972
Lease financing	80,022	85,700
Real estate – construction:
Residential	246,673	289,050
Commercial	611,431	537,433
Total real estate – construction	858,104	826,483
Real estate – 1-4 family mortgage:
Primary	1,750,951	1,781,948
Home equity	513,160	573,540
Rental/investment	296,364	335,100
Land development	137,833	176,025
Total real estate – 1-4 family mortgage	2,698,308	2,866,613
Real estate – commercial mortgage:
Owner-occupied	1,657,806	1,637,281
Non-owner occupied	2,747,467	2,450,895
Land development	149,579	156,089
Total real estate – commercial mortgage	4,554,852	4,244,265
Installment loans to individuals	209,537	302,430
Gross loans	10,937,807	9,693,463
Unearned income	(4,160)	(3,825)
Loans, net of unearned income	10,933,647	9,689,638
Allowance for credit losses on loans	(176,144)	(52,162)
Net loans	$10,757,503	$9,637,476

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Allowance for Credit Losses (continued)

Allowance for Credit Losses on Loans
The following table provides a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Year Ended December 31, 2020
Allowance for credit losses on loans:
Beginning balance	$10,658	$5,029	$9,814	$24,990	$910	$761	$52,162
Impact of the adoption of ASC 326	11,351	3,505	14,314	4,293	521	8,500	42,484
Charge-offs	(3,577)	(716)	(1,167)	(2,642)	(168)	(7,835)	(16,105)
Recoveries	1,263	31	838	2,478	11	7,632	12,253
Net charge-offs	(2,314)	(685)	(329)	(164)	(157)	(203)	(3,852)
Provision for credit losses on loans	19,336	8,198	8,366	47,008	350	2,092	85,350
Ending balance	$39,031	$16,047	$32,165	$76,127	$1,624	$11,150	$176,144
Period-End Amount Allocated to:
Individually evaluated	$10,345	$497	$300	$2,444	$—	$604	$14,190
Collectively evaluated	28,686	15,550	31,865	73,683	1,624	10,546	161,954
Ending balance	$39,031	$16,047	$32,165	$76,127	$1,624	$11,150	$176,144
Loans:
Individually evaluated	$16,091	$497	$5,379	$21,764	$—	$619	$44,350
Collectively evaluated	2,520,893	857,607	2,692,929	4,533,088	75,862	208,918	10,889,297
Ending balance	$2,536,984	$858,104	$2,698,308	$4,554,852	$75,862	$209,537	$10,933,647

Nonaccruing loans with no allowance for credit losses	$541	$—	$4,054	$4,382	$—	$—	$8,977

Upon adoption of ASC 326 on January 1, 2020, the allowance for credit losses on loans was increased by $42,484. The Company recorded $85,350 in total provision for credit losses on loans during 2020. The provision recorded during the year was primarily driven by the current and future economic uncertainty caused by the COVID-19 pandemic, including the current projections of an improving, but continued elevated national unemployment rate into 2021 and 2022 and nominal GDP growth relative to pre-pandemic levels. The Company also factored into its estimate the potential benefit and risk of participation in the government programs implemented through the CARES Act and the internal loan deferral program offered to qualified customers. The Company utilized a two year reasonable and supportable forecast range during the current period. The Company continues its heightened monitoring efforts with respect to loans in certain industries the Company currently believes pose a greater risk in the current environment (i.e., hospitality and healthcare). In addition, the Company will continue to monitor the performance of all portfolios, the severity and duration of the pandemic and potential subsequent recovery of the economic environment.
Although the Company made an accounting policy election to exclude accrued interest from the amortized cost of loans and therefore the allowance calculation, the Company recorded $1,500 in provision for credit losses to establish an allowance for the interest deferred as part of the loan deferral program.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Allowance for Credit Losses (continued)

The following table provides a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology prior to the adoption of ASC 326 for the periods presented:

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
Note 5 – Allowance for Credit Losses (continued)

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
Allowance for Credit Losses on Unfunded Loan Commitments
The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the period presented.

Year Ended December 31, 2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$946
Impact of the adoption of ASC 326	10,389
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	9,200
Ending balance	$20,535

Note 6 – Premises and Equipment
(In Thousands)
Bank premises and equipment at December 31 are summarized as follows:

	2020	2019
Premises	$250,313	$233,345
Leasehold improvements	21,289	13,582
Furniture and equipment	64,798	61,380
Computer equipment	24,114	25,062
Autos	144	147
Lease right-of-use assets	66,023	84,754
Total	426,681	418,270
Accumulated depreciation	(126,185)	(108,573)
Net	$300,496	$309,697
Depreciation expense was $18,699, $16,379 and $14,358 for the years ended December 31, 2020, 2019 and 2018, respectively.
Included in the “Premises” line item in the table above is $1,882 of held-for-sale assets that have been marked to fair value at December 31, 2020 as part of the Company’s system-wide branch evaluation effort. The adjustments to mark the properties to fair value are a noninterest expense and are included in the “Restructuring charges” line item on the Consolidated Statements of Income.
See Note 25, “Leases,” for further details regarding the Company’s right-of-use assets.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 7 – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

	Purchased OREO	Non Purchased OREO	Total OREO
December 31, 2020
Residential real estate	$72	$107	$179
Commercial real estate	1,741	924	2,665
Residential land development	337	676	1,013
Commercial land development	1,777	338	2,115
Total	$3,927	$2,045	$5,972
December 31, 2019
Residential real estate	$890	$415	$1,305
Commercial real estate	2,106	1,548	3,654
Residential land development	530	369	899
Commercial land development	1,722	430	2,152
Total	$5,248	$2,762	$8,010
Changes in the Company’s purchased and non purchased OREO were as follows for the periods presented:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at December 31, 2018	$6,187	$4,853	$11,040
Transfers of loans	2,287	2,477	4,764
Impairments	(890)	(375)	(1,265)
Dispositions	(2,305)	(4,193)	(6,498)
Other	(31)	—	(31)
Balance at December 31, 2019	$5,248	$2,762	$8,010
Transfers of loans	4,058	4,530	8,588
Impairments	(1,581)	(579)	(2,160)
Dispositions	(3,747)	(4,668)	(8,415)
Other	(51)	—	(51)
Balance at December 31, 2020	$3,927	$2,045	$5,972
At December 31, 2020 and 2019, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $1,308 and $1,079, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 7 – Other Real Estate Owned (continued)

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows, as of the dates presented:

	December 31,
	2020	2019	2018
Repairs and maintenance	$279	$326	$425
Property taxes and insurance	364	343	385
Impairments	2,160	1,265	1,545
Net (gains) losses on OREO sales	(23)	94	(423)
Rental income	(26)	(15)	(40)
Total	$2,754	$2,013	$1,892

Note 8 – Goodwill and Other Intangible Assets
(In Thousands)
Changes in the carrying amount of goodwill during the years ended December 31, 2020 were as follows:

	Community Banks	Insurance	Total
Balance at December 31, 2018	$930,161	$2,767	$932,928
Measurement period adjustments to goodwill from Brand acquisition	6,755	—	6,755
Balance at December 31, 2019	$936,916	$2,767	$939,683
Additions to goodwill and other adjustments	—	—	—
Balance at December 31, 2020	$936,916	$2,767	$939,683
The 2019 addition to goodwill resulted from measurement period adjustments from the Brand Group Holdings, Inc. (“Brand”) acquisition in September 2018 and is primarily related to adjustments on the fair value of loans, debt and other assets. The purchase accounting related to the Brand acquisition is now final. There were no changes to goodwill during the year ended December 31, 2020.
The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2020
Core deposit intangible	$82,492	$(53,539)	$28,953
Customer relationship intangible	2,470	(1,284)	1,186
Total finite-lived intangible assets	$84,962	$(54,823)	$30,139
December 31, 2019
Core deposit intangible	$82,492	$(46,599)	$35,893
Customer relationship intangible	2,470	(1,103)	1,367
Total finite-lived intangible assets	$84,962	$(47,702)	$37,260
Core deposit intangible amortization expense for the years ended December 31, 2020, 2019 and 2018 was $6,940, $7,965 and $7,048, respectively. Customer relationship intangible amortization expense for the year ended December 31, 2020, 2019, and 2018 was $181, $140, and $131, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 8 – Goodwill and Other Intangible Assets (continued)
The estimated amortization expense of finite-lived intangible assets for the five succeeding fiscal years is summarized as follows:

	Core Deposit Intangible	Customer Relationship Intangible	Total
2021	$5,860	$181	$6,041
2022	4,940	181	5,121
2023	4,042	181	4,223
2024	3,498	181	3,679
2025	3,102	181	3,283

Note 9 – Mortgage Servicing Rights
(In Thousands)
Changes in the Company’s mortgage servicing rights (“MSRs”) were as follows, for the periods presented:

Carrying Value at January 1, 2019	$48,230
Capitalization	13,823
Amortization	(7,009)
Valuation adjustment	(1,836)
Carrying Value at December 31, 2019	$53,208
Capitalization	41,235
Amortization	(19,723)
Valuation adjustment	(11,726)
Carrying Value at December 31, 2020	$62,994
The Company recognized a negative valuation adjustment on MSRs in earnings in the amount of $11,726 and $1,836 during the years ended December 31, 2020 and 2019, respectively, which was included in “Mortgage banking income” in the Consolidated Statements of Income. There were no such adjustments recognized during 2018. The movement of mortgage interest rates has an inverse relationship with prepayment speeds and discount rates. The decline in interest rates during 2020, which resulted in higher than estimated prepayments speeds, was the largest contributor to the negative valuation adjustment. A continued decline in mortgage interest rates and an increase in actual prepayment speeds may cause additional negative adjustments to the valuation of the Company’s MSRs.
Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31 are as follows:

	2020	2019	2018
Unpaid principal balance	$7,322,671	$4,871,155	$4,635,712
Weighted-average prepayment speed (CPR)	15.05%	11.48%	7.95%
Estimated impact of a 10% increase	$(4,001)	$(2,469)	$(1,264)
Estimated impact of a 20% increase	(7,674)	(4,774)	(2,569)

Discount rate	9.86%	9.69%	9.45%
Estimated impact of a 100bp increase	$(2,144)	$(2,027)	$(2,657)
Estimated impact of a 200bp increase	(4,144)	(3,908)	(5,103)

Weighted-average coupon interest rate	3.58%	4.04%	4.04%
Weighted-average servicing fee (basis points)	29.94	29.20	27.47
Weighted-average remaining maturity (in years)	5.14	6.35	8.03

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 – Mortgage Servicing Rights (continued)
The Company recorded servicing fees of $12,628, $9,491 and $8,876, for the twelve months ended December 31, 2020, 2019 and 2018, respectively. These fees are included under the line item “Mortgage banking income” in the Consolidated Statements of Income.

Note 10 – Deposits
(In Thousands)
The following is a summary of deposits as of December 31:

	2020	2019
Noninterest-bearing deposits	$3,685,048	$2,551,770
Interest-bearing demand deposits	5,830,288	4,832,945
Savings deposits	847,857	667,821
Time deposits	1,695,888	2,160,632
Total deposits	$12,059,081	$10,213,168
The approximate scheduled maturities of time deposits at December 31, 2020 are as follows:

2021	$1,228,457
2022	342,765
2023	73,232
2024	22,628
2025	22,380
Thereafter	6,426
Total	$1,695,888
The aggregate amount of time deposits in denominations of $250 or more at December 31, 2020 and 2019 was $426,762 and $585,717, respectively. Certain executive officers and directors and their respective affiliates had amounts on deposit with Renasant Bank of approximately $25,302 and $33,929 at December 31, 2020 and 2019, respectively.

Note 11 – Short-Term Borrowings
(In Thousands)
Short-term borrowings as of December 31 are summarized as follows:

	2020	2019
Securities sold under agreements to repurchase	$10,947	$9,091
Federal funds purchased	10,393	—
Federal Home Loan Bank short-term advances	—	480,000
Total short-term borrowings	$21,340	$489,091
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 11 – Short-Term Borrowings (continued)

Federal funds are short term borrowings, generally overnight borrowings, between financial institutions that are generally used to maintain reserve requirements at the Federal Reserve Bank or elsewhere.
FHLB short-term advances are borrowings with original maturities of less than one year. In connection with the prepayment of $430,000 in short-term advances from the FHLB during 2020, the Company incurred penalty charges of $121, which is included in the line item “Debt prepayment penalty” in the Consolidated Statements of Income. The Company did not prepay any outstanding short-term advances from the FHLB in 2019 or 2018.

The average balances and cost of funds of short-term borrowings for the years ending December 31 are summarized as follows:

	Average Balances			Cost of Funds
	2020	2019	2018	2020	2019	2018
Federal Home Loan Bank short-term advances	$345,601	$114,965	$147,749	1.09%	2.59%	2.21%
Federal funds purchased	363	—	—	—	—	—
Securities sold under agreements to repurchase	10,889	8,479	7,986	0.30	0.15	0.17
Total short-term borrowings	$356,853	$123,444	$155,735	1.07%	2.43%	2.10%
The Company maintains lines of credit with correspondent banks totaling $180,000 at December 31, 2020. Interest is charged at the market federal funds rate on all advances. There were no amounts outstanding under these lines of credit at December 31, 2020 or 2019.

Note 12 – Long-Term Debt
(In Thousands)
Long-term debt as of December 31, 2020 and 2019 is summarized as follows:

	2020	2019
Federal Home Loan Bank advances	$152,167	$152,337
Junior subordinated debentures	110,794	110,215
Subordinated notes	212,009	113,955
Total long-term debt	$474,970	$376,507
Federal Home Loan Bank Advances
Long-term advances from the FHLB outstanding at December 31, 2020 had maturities ranging from 2021 to 2030 with a combination of fixed and floating rates ranging from 0.00% to 4.34%. The long-term advance with no interest rate is the result of a floating-to-fixed advance that has a floating rate of three-month LIBOR less 50 basis points with a zero percent floor. This floating-to-fixed advance will convert to a fixed rate of 1.358% in October 2021. Weighted-average interest rates on outstanding advances at December 31, 2020 and 2019 were 0.05% and 1.53%, respectively. These advances are collateralized by a blanket lien on the Bank’s loans. The Company had availability on unused lines of credit with the FHLB of $3,784,520 at December 31, 2020.
In connection with the prepayment of $2,094 in long-term advances from the FHLB during 2019, the Company incurred penalty charges of $54, which is included under the line item “Debt prepayment penalty” in the Consolidated Statements of Income. The Company did not prepay any outstanding long-term advances from the FHLB during 2020 or 2018.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Long-Term Debt (continued)

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
The following table provides details on the debentures as of December 31, 2020:

	Principal Amount	Interest Rate	Year of Maturity	Amount Included in Tier 1 Capital
PHC Statutory Trust I	$20,619	3.08%	2033	$20,000
PHC Statutory Trust II	31,959	2.09	2035	31,000
Capital Bancorp Capital Trust I	12,372	1.74	2035	12,000
First M&F Statutory Trust I	30,928	1.55	2036	21,646
Brand Group Holdings Statutory Trust I	10,310	2.30	2035	9,172
Brand Group Holdings Statutory Trust II	5,155	3.22	2037	5,055
Brand Group Holdings Statutory Trust III	5,155	3.22	2038	5,055
Brand Group Holdings Statutory Trust IV	3,093	3.97	2038	3,275
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
During 2005, the Company formed PHC Statutory Trust II to provide funds for the cash portion of the Heritage Financial Holding Corporation acquisition. The interest rate for PHC Statutory Trust II reprices quarterly equal to the three-month LIBOR at the determination date plus 187 basis points. The debentures owned by PHC Statutory Trust II are currently redeemable at par.
In connection with the acquisition of Capital Bancorp, Inc. in 2007, the Company assumed the debentures issued to Capital Bancorp Capital Trust I. The discount associated with the Company’s assumption of the debentures issued to Capital Bancorp Capital Trust I was fully amortized during 2010. The interest rate for Capital Bancorp Capital Trust I reprices quarterly equal to the three-month LIBOR plus 150 basis points. In March 2012, the Company entered into an interest rate swap agreement effective March 31, 2014, whereby the Company receives a variable rate of interest based on the three-month LIBOR plus a spread of 1.50% and pays a fixed rate of interest of 4.42%. The debentures owned by Capital Bancorp Capital Trust I are currently redeemable at par.
In connection with the acquisition of First M&F Corporation in 2013, the Company assumed the debentures issued to First M&F Statutory Trust I. The discount associated with the Company’s assumption of the debentures issued to First M&F Statutory Trust I had a carrying value of $8,354 at December 31, 2020 and $8,902 at December 31, 2019. The discount is being amortized through March 2036. The interest rate for First M&F Statutory Trust I reprices quarterly equal to the three-month LIBOR plus a spread of 133 basis points. In April 2018, the Company entered into an interest rate swap agreement effective June 15, 2018, whereby the Company pays a fixed rate of 4.180% and receives a variable rate of three-month LIBOR plus a spread of 133 basis points on a quarterly basis and will mature in June 2028. The debentures owned by First M&F Statutory Trust I are currently redeemable at par.
In connection with the acquisition of Brand in 2018, the Company assumed the debentures issued to Brand Group Holdings Statutory Trust I, Brand Group Holdings Statutory Trust II, Brand Group Holdings Statutory Trust III and Brand Group Holdings Statutory Trust IV. The discount associated with the Company’s assumption of the debentures issued to the respective Brand trusts had a carrying value of $443 at December 31, 2020 and $474 at December 31, 2019 and is being amortized through September 2038. The interest rate for each trust acquired from Brand reprices quarterly equal to the three-month LIBOR at the determination date plus 205 basis points for Brand Group Holdings Statutory Trust I, plus 300 basis points for Brand Group Holdings Statutory Trust II and III, and plus 375 basis points for Brand Group Holdings Statutory Trust IV. The debentures owned by the respective trusts listed above are all currently redeemable at par.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Long-Term Debt (continued)

The Company has classified $107,203 of the debentures described in the above paragraphs as Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital. Although the Company’s existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition the Company exceeds $15,000,000 in assets, or if the Company makes any acquisition after exceeding $15,000,000 in assets, the Company will lose Tier 1 treatment of our junior subordinated debentures.
For more information about the Company’s derivative financial instruments, see Note 14, “Derivative Instruments.”
Subordinated notes
On August 22, 2016, the Company issued and sold in an underwritten public offering $60,000 aggregate principal amount of its 5.00% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2026 Notes”) and $40,000 aggregate principal amount of its 5.50% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “2031 Notes”), at a public offering price equal to 100% of the aggregate principal amounts of the notes. As part of the Metropolitan BancGroup, Inc. acquisition in 2017, the Company assumed $15,000 of 6.50% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Metropolitan Notes”). On September 3, 2020, the Company issued and sold in an underwritten public offering $100,000 aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “2035 Notes”; the 2026 Notes, the 2031 Notes, the 2035 Notes and the Metropolitan Notes are referred to collectively as the “Notes”), at a public offering price equal to 100% of the aggregate principal amounts of the Notes.
During 2019, the Company redeemed the $30,000 of 8.50% Fixed Rate Subordinated Notes assumed in the Brand acquisition and incurred a debt prepayment penalty of $900, which was accounted for in the purchase accounting fair value adjustment.
The Metropolitan Notes, 2026 Notes, 2031 Notes and 2035 Notes mature on July 1, 2026, September 1, 2026, September 1, 2031 and September 15, 2035, respectively. Until but excluding July 1, 2021, the Company pays interest on the Metropolitan Notes semi-annually in arrears on each January 1 and July 1 at a fixed annual interest rate equal to 6.50%. From and including July 1, 2021 to but excluding the maturity date or the date of earlier redemption, the interest rate on the Metropolitan Notes will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus a spread of 554.5 basis points, payable quarterly in arrears on each January 1, April 1, July 1 and October 1. Until but excluding September 1, 2021 and 2026, respectively, the Company pays interest on the 2026 Notes and 2031 Notes semi-annually in arrears on each March 1 and September 1 at a fixed annual interest rate equal to 5.00% and 5.50%, respectively. From and including September 1, 2021 and 2026, respectively, to but excluding the maturity date or the date of earlier redemption, the interest rate on the 2026 Notes and 2031 Notes will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus a spread of 384 basis points and 407.1 basis points, respectively, payable quarterly in arrears on each March 1, June 1, September 1 and December 1. Until but excluding September 15, 2030, the Company pays interest on the 2035 Notes semi-annually in arrears on each March 15 and September 15 at a fixed annual interest rate equal to 4.50%. From and including September 15, 2030, to but excluding the maturity date or the date of earlier redemption, the interest rate on the 2035 Notes will reset quarterly to an annual interest rate equal to the then-current three-month SOFR plus a spread of 402.5 basis points, payable quarterly in arrears on each March 15, June 15, September 15 and December 15. Notwithstanding the foregoing, for all of the Notes, in the event that three-month LIBOR or three-month SOFR is less than zero, three-month LIBOR or three-month SOFR, as applicable, shall be deemed to be zero. Beginning with the interest payment date of July 1, 2021 as to the Metropolitan Notes, September 1, 2021 as to the 2026 Notes, September 1, 2026 as to the 2031 Notes, and September 15, 2030 as to the 2035 Notes, and on any interest payment date thereafter, the Company may redeem the applicable Notes in whole or in part at a redemption price equal to 100% of the principal amount of the respective Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Long-Term Debt (continued)

The aggregate stated maturities of long-term debt outstanding at December 31, 2020, are summarized as follows:

2021	$100
2022	451
2023	—
2024	—
2025	—
Thereafter	474,419
Total	$474,970

Note 13 – Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
Pension and Post-retirement Medical Plans
The Company sponsors a noncontributory defined benefit pension plan, under which participation and benefit accruals ceased as of December 31, 1996. The Company’s funding policy is to contribute annually to the plan an amount not less than the minimum required contribution, as determined annually by consulting actuaries in accordance with funding standards imposed under the Internal Revenue Code of 1986, as amended. No contributions were made or required in 2020 or 2019. The Company does not anticipate that a contribution will be required in 2021. The plan’s accumulated benefit obligation and projected benefit obligation are substantially the same since benefit accruals have ceased. The accumulated benefit obligation was $28,226 and $28,020 at December 31, 2020 and 2019, respectively. There is no additional minimum pension liability required to be recognized.
The Company provides retiree medical benefits, consisting of the opportunity to purchase coverage at subsidized rates under the Company’s group medical plan. Employees eligible to participate must (i) have been employed by the Company and enrolled in the Company’s group medical plan as of December 31, 2004 and (ii) retire from the Company between ages 55 and 65 with at least 15 years of service or 70 points (points determined as the sum of the employee’s age and years of service). The Company periodically determines the portion of the premiums to be paid by each retiree and the portion to be paid by the Company. Coverage ceases when a retiree attains age 65 and is eligible for Medicare. The Company contributed $214 and $151 to the plan in 2020 and 2019, respectively; the Company expects to contribute approximately $360 in 2021.
The Company accounts for its obligations related to retiree benefits in accordance with ASC 715, “Compensation – Retirement Benefits.” The assumed rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) for 2021 is 5.4%. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation or the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2020 and for the year then ended.
In 2020, the Company offered a voluntary early retirement window program (referred to as the “VERP”) to eligible employees. Among other items, participants in the VERP received accelerated payouts from the Company’s defined benefit pension plan, retiree medical benefits on terms substantially identical to those applicable to other retirees, and other cash payments. Cash payments are a noninterest expense and are included in the “Restructuring charges” line item on the Consolidated Statements of Income. Amounts attributable to accelerated payouts from the defined benefit pension plan and post-retirement health benefits for participants in the VERP are included in the following tables.
Information relating to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits - Renasant”) and to the post-retirement health and life plan (“Other Benefits”) as of December 31, 2020 and 2019, including amounts attributable to participants in the VERP, is as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Employee Benefit and Deferred Compensation Plans (continued)

	Pension Benefits Renasant		Other Benefits
	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$28,020	$24,945	$707	$881
Service cost	—	—	6	7
Interest cost	984	1,176	13	31
Plan participants’ contributions	—	—	52	60
Amendments(1)	—	—	486	—
Actuarial loss (gain)	3,239	3,671	21	(60)
Benefits paid(1)	(4,017)	(1,772)	(266)	(212)
Benefit obligation at end of year	$28,226	$28,020	$1,019	$707
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$28,585	$25,206
Actual return on plan assets	5,981	5,151
Contribution by employer	—	—
Benefits paid	(4,017)	(1,772)
Fair value of plan assets at end of year	$30,549	$28,585
Funded status at end of year	$2,323	$565	$(1,019)	$(707)
Weighted-average assumptions as of December 31
Discount rate used to determine the benefit obligation	2.44%	3.59%	1.77%	2.91%
(1) Attributable to retiree medical benefits and $2,073 of accelerated defined benefit pension plan payouts in 2020 provided to VERP participants.
The discount rate assumptions at December 31, 2020 were determined using a yield curve approach. A yield curve was developed from a selection of high quality fixed-income investments whose cash flows approximate the timing and amount of expected cash flows from the plans. The selected discount rate is the rate that produces the same present value of the plans’ projected benefit payments.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Employee Benefit and Deferred Compensation Plans (continued)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for the defined benefit pension and post-retirement health and life plans for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Pension Benefits Renasant			Other Benefits
	2020	2019	2018	2020	2019	2018
Service cost	$—	$—	$—	$6	$7	$8
Interest cost	984	1,176	1,043	13	31	31
Expected return on plan assets	(1,651)	(1,450)	(2,077)	—	—	—
Prior service cost recognized(1)	—	—	—	485	—	—
Recognized actuarial loss (gain)	349	442	328	(90)	(23)	—
Settlement/curtailment/termination losses(1)	567	—	—	—	—	—
Net periodic benefit cost	249	168	(706)	414	15	39
Net actuarial (gain) loss arising during the period	(1,090)	(31)	(173)	21	(60)	(240)
Net Settlement/curtailment/termination losses(1)	(567)	—	—	—	—	—
New prior service cost(1)	—	—	—	485	—	—
Amortization of net actuarial (loss) gain recognized in net periodic pension cost	(349)	(442)	(328)	90	23	—
Amortization of prior service cost(1)	—	—	—	(485)	—	—
Total recognized in other comprehensive income	(2,006)	(473)	(501)	111	(37)	(240)
Total recognized in net periodic benefit cost and other comprehensive income	$(1,757)	$(305)	$(1,207)	$525	$(22)	$(201)
Weighted-average assumptions as of December 31
Discount rate used to determine net periodic pension cost	3.59%	4.56%	3.96%	2.91%	4.07%	3.37%
Expected return on plan assets	6.00%	6.00%	6.00%	N/A	N/A	N/A
(1) Attributable to retiree medical benefits and accelerated defined benefit pension plan payouts provided to VERP participants and, with respect to amounts included in Net periodic benefit cost, included in the “Restructuring charges” line item on the Consolidated Statements of Income.
Future estimated benefit payments under the Renasant defined benefit pension plan and other benefits are as follows:

	Pension Benefits Renasant	Other Benefits
2021	$2,098	$360
2022	2,089	209
2023	2,059	147
2024	2,036	81
2025	1,992	62
2026 - 2030	9,115	154

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Employee Benefit and Deferred Compensation Plans (continued)

Amounts recognized in accumulated other comprehensive income, before tax, for the year ended December 31, 2020 are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss (gain)	7,082	(81)
Total	$7,082	$(81)
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss (gain)	215	—
Total	$215	$—
Substantially all of the assets of the Company’s defined benefit pension plan are invested in a collective trust, which in turn invests in other collective or pooled trusts with individual investment mandates. The collective trust’s asset allocation is approximately 55% in growth assets, consisting of interests in trusts invested in equity securities, high yield fixed income securities, and direct real estate investments (approximately 5% of assets), and approximately 45% in assets intended to hedge against the volatility arising from interest rate risk, consisting of interests in trusts invested in long duration fixed income securities. The collective trust is actively managed allowing changes in the asset allocation to enhance returns and mitigate risk, with the mandate to preserve the funded status of the plan through portfolio growth and interest rate hedging. Management’s investment committee periodically reviews the collective trust’s performance and asset allocation to ensure that the plan’s investment objectives are satisfied and that the investment strategy of the trust has not materially changed.
The expected long-term rate of return was estimated using market benchmarks for investment classes applied to the plan’s target asset allocation and was computed using a valuation methodology which projects future returns based on current valuations rather than historical returns.
The fair values of the Company’s defined benefit pension plan assets by category at December 31, 2020 and 2019 are below. Investments in collective trusts, which are measured at net asset value per share (or “NAV”), consist of trusts that invest primarily in liquid equity and fixed income securities and have a small direct investment in real estate. There is generally no restriction on redemptions or withdrawals for benefit payments or in the event of plan termination; 60 days notice is required to redeem or withdraw assets for any other purpose.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Totals
December 31, 2020
Cash and cash equivalents	$779	$—	$—	$—	$779
Investments in collective trusts	—	—	—	29,770	29,770
	$779	$—	$—	$29,770	$30,549

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Employee Benefit and Deferred Compensation Plans (continued)

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Totals
December 31, 2019
Cash and cash equivalents	$39	$—	$—	$—	$39
Investments in collective trusts	—	—	—	28,546	28,546
	$39	$—	$—	$28,546	$28,585
Other Retirement Plans
The Company maintains a 401(k) plan, which is a contributory plan maintained in the form of a “safe harbor” arrangement. Employees are immediately enrolled in the plan and eligible to make pre-tax deferrals, subject to limits imposed under the plan and the deferral limit established annually by the IRS, and receive Company matching contributions not in excess of 4% of compensation. The Company has also made a profit-sharing contribution for each eligible participant in an amount equal to 5% of plan compensation and 5% of plan compensation in excess of the Social Security wage base. To be eligible to receive this profit-sharing contribution, an employee must: (i) be employed on the last day of the year and be credited with 1000 hours of service during the year; (ii) die or become disabled during the year; or (iii) have attained the early or normal retirement age (as defined in the plan). With respect to the year ended December 31, 2019 and prior years, the Company’s profit-sharing contribution was nondiscretionary. Effective as of January 1, 2020, the Company amended the 401(k) plan to make the profit-sharing contribution discretionary for years ending after December 31, 2020. The Company’s costs related to the 401(k) plan, excluding employee deferrals, in 2020, 2019 and 2018 were $17,888, $16,009 and $13,477, respectively.
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
The Company’s Deferred Stock Unit and Deferred Income Plan are unfunded. It is anticipated that such plans will result in no additional cost to the Company because life insurance policies on the lives of participants have been purchased in amounts estimated to be sufficient to pay plan benefits. The Company is both the owner and beneficiary of the policies. The expense recorded in 2020, 2019 and 2018 for the Company’s Deferred Stock Unit and Deferred Income Plan, including in 2019 expense for the plan assumed in connection with the acquisition of Brand Group Holdings, Inc., inclusive of deferrals, was $3,965, $3,610 and $1,290, respectively.
In 2007, the Company assumed supplemental executive retirement plans (SERPs) in connection with the acquisition of Capital Bancorp, Inc. and its affiliates. The plans are designed to provide four officers specified annual benefits for a 15-year period upon the attainment of a designated retirement age. Liabilities associated with the SERPs totaled $3,816 and $3,921 at December 31, 2020 and 2019, respectively. The plans are not qualified under Section 401 of the Internal Revenue Code.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Employee Benefit and Deferred Compensation Plans (continued)

Incentive Compensation Plans
Under the Company’s Performance Based Rewards Plan, annual cash bonuses are paid to eligible officers and employees, subject to the attainment of designated performance criteria that may relate to the Company’s performance, the performance of an affiliate, region, division or profit center, and/or to individual or team performance. The Company annually sets minimum, target, and superior levels of performance. Minimum performance must be attained for the payment of any bonus; superior performance must be attained for maximum payouts. The expense associated with the plan for 2020, 2019 and 2018 was $6,425, $4,200 and $5,117, respectively.
In 2020, the Company implemented a long-term equity compensation plan that provides for the grant of stock options and stock appreciation rights and the award of restricted stock and restricted stock units (which replaced the Company’s previous long-term equity incentive compensation plan, under which stock option grants and restricted stock awards remain outstanding).
Options granted under the plan permit the acquisition of shares of the Company’s common stock at an exercise price equal to the fair market value of the shares on the date of grant. Options may be subject to time-based vesting or the attainment of performance criteria; all options expire ten years after the date of grant. Options that do not vest or expire unexercised are forfeited and canceled. Stock appreciation rights may be granted under the plan on terms similar to options. There were no stock options or stock appreciation rights granted during the years ended December 31, 2020, 2019 or 2018. There was no compensation expense (recognized or unrecognized) associated with options for the years ended December 31, 2020, 2019 or 2018.

The following table summarizes information about options outstanding, exercised and forfeited as of and for the three years ended December 31, 2020, 2019 and 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2018	89,750	$15.67
Granted	—	—
Exercised	(41,000)	15.54
Forfeited	(5,000)	15.32
Outstanding at December 31, 2018	43,750	$15.84	2.63	$627
Exercisable at December 31, 2018	43,750	$15.84	2.63	$627
Granted	—	—
Exercised	(14,500)	15.79
Forfeited	—	—
Outstanding at December 31, 2019	29,250	$15.86	1.94	$574
Exercisable at December 31, 2019	29,250	$15.86	1.94	$574
Granted	—	—
Exercised	(18,750)	16.37
Forfeited	—	—
Outstanding at December 31, 2020	10,500	$14.96	1.00	$191
Exercisable at December 31, 2020	10,500	$14.96	1.00	$191
The total intrinsic value of options exercised during the three years ended December 31, 2020, 2019 and 2018 was $279, $290 and $1,180, respectively. All options outstanding during 2020, 2019 and 2018 were fully vested and exercisable as of December 31, 2017.
The plan permits the award of performance-based restricted stock to executives and other officers and employees and time-based restricted stock to non-employee directors, executives, and other officers and employees. The plan also permits the award of restricted stock units to executives and other officers and employees on terms similar to restricted stock awards. Performance-based awards are subject to the attainment of designated performance criteria during a fixed performance cycle. Performance criteria may relate to the Company’s performance measured on an absolute basis or relative to a defined peer

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Employee Benefit and Deferred Compensation Plans (continued)

group. Performance criteria may also relate to the performance of an affiliate, region, division or profit center of the Company or to individual performance. The Company annually sets minimum, target, and superior levels; minimum performance must be attained for the vesting of any shares; superior performance must be attained for maximum payouts. Time-based restricted stock awards relate to a fixed number of shares that vest at the end of a designated service period.
In 2020, the Company made performance-based and time-based restricted stock awards; restricted stock units were not awarded. The fair value of each restricted stock award is the closing price of the Company’s common stock on the business day immediately preceding the date of the award. For restricted stock awarded under the plan, the Company recorded compensation expense of $10,419, $10,046 and $7,251 for the years ended December 31, 2020, 2019 and 2018, respectively. The following table summarizes the changes in restricted stock as of and for the year ended December 31, 2020:

	Performance- Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Not vested at beginning of year	115,725	$34.00	500,932	$36.34
Awarded	81,423	35.42	271,957	32.89
Vested	(40,567)	40.89	(161,521)	38.30
Forfeited and cancelled	(23,754)	33.40	(62,952)	35.46
Not vested at end of year	132,827	$32.88	548,416	$34.15

Unrecognized stock-based compensation expense related to restricted stock totaled $10,185 at December 31, 2020. As of such date, the weighted average period over which the unrecognized expense is expected to be recognized was approximately 1.85 years.
At December 31, 2020, an aggregate of 2,871,774 shares of Company common stock were available for issuance under the Company’s employee benefit plans of which 957,320 shares were available for issuance under the Company’s 401(k) plan, 22,577 shares were available under the Company’s Deferred Stock Unit Plan, and 1,758,149 shares were available under the Company’s 2020 Long-Term Incentive Compensation Plan.

Note 14 – Derivative Instruments
(In Thousands)
The Company uses certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions.
Non-hedge derivatives
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
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Derivative Instruments (continued)

	Balance Sheet	December 31, 2020		December 31, 2019
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$222,933	$9,884	$219,664	$3,880
Interest rate lock commitments	Other Assets	589,701	19,824	214,975	4,579
Forward commitments	Other Assets	—	—	42,000	39
Totals		$812,634	$29,708	$476,639	$8,498
Derivative liabilities:
Interest rate contracts	Other Liabilities	$222,933	$9,884	$219,664	$3,880
Interest rate lock commitments	Other Liabilities	—	—	776	3
Forward commitments	Other Liabilities	716,000	5,090	372,000	1,096
Totals		$938,933	$14,974	$592,440	$4,979
Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows, as of the dates presented:

	Year Ended December 31,
	2020	2019	2018
Interest rate contracts:
Included in interest income on loans	$2,051	$3,672	$4,137
Interest rate lock commitments:
Included in mortgage banking income	15,249	882	779
Forward commitments
Included in mortgage banking income	(4,033)	2,506	(3,069)
Total	$13,267	$7,060	$1,847
Derivatives designated as cash flow hedges
Cash flow hedge relationships mitigate exposure to the variability of future cash flow or other forecasted transactions. The Company uses interest rate swap contracts in an effort to manage future interest rate exposure on borrowings. The hedging strategy converts the LIBOR-based variable interest rate on the forecasted borrowings to a fixed interest rate. As of December 31, 2020, the Company is hedging its exposure to the variability of future cash flows through 2030 and a portion of these hedges are forward starting.
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	December 31, 2020		December 31, 2019
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$175,000	$3,866	$—	$—
Derivative liabilities:
Interest rate swaps	Other Liabilities	$87,000	$5,924	$92,000	$5,021
Changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the years ended December 31, 2020, 2019 and 2018. The impact on other comprehensive income for the years ended December 31, 2020, 2019, and 2018, can be seen at Note 17, “Other Comprehensive Income.”

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Derivative Instruments (continued)

In December 2020, the Company terminated two interest rate swap contracts with notional amounts of $15,000 each with ending dates of June 2022 and June 2023, respectively. The Company recorded $2,040 in swap termination charges for the year ended December 31, 2020.
Derivatives designated as fair value hedges
Fair value hedges protect against changes in the fair value of an asset, liability, or firm commitment. The Company enters into interest rate swap agreements to manage interest rate exposure on certain of the Company’s fixed-rate subordinated notes. The agreements convert the fixed interest rates to LIBOR-based variable interest rates.
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	December 31, 2020		December 31, 2019
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$209	$—	$—
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss Recognized in Income)
	Income Statement	Year ended December 31,
	Location	2020	2019	2018
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$(209)	$—	$—
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$209	$—	$—
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges for the as of the dates presented:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Long-term debt	$98,114	$—	$209	$—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Derivative Instruments (continued)

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Gross amounts recognized	$3,866	$61	$21,107	$9,974
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	3,866	61	21,107	9,974
Gross amounts not offset in the consolidated balance sheets
Financial instruments	3,866	61	3,866	61
Financial collateral pledged	—	—	14,042	8,698
Net amounts	$—	$—	$3,199	$1,215

Note 15 – Income Taxes
(In Thousands)
Significant components of the provision for income taxes are as follows for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$30,193	$23,786	$22,658
State	3,309	4,264	2,625
	33,502	28,050	25,283
Deferred
Federal	(10,947)	17,331	13,369
State	(2,715)	2,710	3,075
	(13,662)	20,041	16,444
	$19,840	$48,091	$41,727

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Income Taxes (continued)

The reconciliation of income taxes computed at the United States federal statutory tax rates to the provision for income taxes is as follows, for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Tax at U.S. statutory rate	$21,733	$45,294	$39,616
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(1,431)	(1,205)	(1,433)
BOLI income	(1,182)	(1,283)	(975)
Investment tax credits	(1,494)	(1,863)	(1,863)
Amortization of investment in low-income housing tax credits	1,280	1,575	1,592
State income tax expense, net of federal benefit	469	5,509	4,502
Other items, net	465	64	288
	$19,840	$48,091	$41,727
Significant components of the Company’s deferred tax assets and liabilities are as follows for the periods presented:

	December 31,
	2020	2019
Deferred tax assets
Allowance for credit losses	$53,597	$14,304
Loans	5,526	10,284
Deferred compensation	13,114	12,050
Impairment of assets	1,067	1,108
Net operating loss carryforwards	1,857	9,387
Lease liabilities under operating leases	17,732	22,686
Other	3,539	5,819
Total deferred tax assets	96,432	75,638
Deferred tax liabilities
Net unrealized gains on securities	8,434	190
Investment in partnerships	793	967
Fixed assets	3,285	2,952
Mortgage servicing rights	14,623	13,472
Junior subordinated debt	2,245	2,304
Intangibles	3,882	4,885
Lease right-of-use asset	16,833	21,727
Other	1,672	1,859
Total deferred tax liabilities	51,767	48,356
Net deferred tax assets	$44,665	$27,282
The effective tax rate was 19.40% and 22.30% for the year ended December 31, 2020 and 2019, respectively. The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2017 through 2019. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2017 through 2019.
The Company acquired federal and state net operating losses as part of its previous acquisitions, with varying expiration periods. The federal and state net operating losses acquired in the Brand acquisition were $81,288 and $55,067, respectively, all created in 2018. As part of the 2017 Tax Cuts and Jobs Act and corresponding state tax laws, the federal net operating losses and the majority of the state net operating losses created by Brand during 2018 have an indefinite carryforward period.  As of

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Income Taxes (continued)

December 31, 2020, there are state net operating losses without expiration periods, related to the Brand acquisition of $24,622. The federal net operating loss related to the Brand acquisition was fully utilized during 2020. The federal and state net operating losses acquired in the Heritage Financial Group, Inc. acquisition were $18,321 and $16,849, respectively, of which $3,029 and $2,205 remain to be utilized as of December 31, 2020. These losses begin to expire in 2029 and are expected to be fully utilized. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the year ended December 31, 2020.
The table below presents the breakout of net operating losses as of the dates presented.

	December 31,
	2020	2019
Net Operating Losses
Federal	$3,029	$36,006
State	26,971	40,806
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, related to federal and state income tax matters as of December 31 follows below:

	2020	2019	2018
Balance at January 1	$667	$1,919	$1,606
Additions based on positions related to current period	101	158	313
Reductions based on positions related to prior period	(314)	(1,410)	—
Reductions due to lapse of statute of limitations	(52)	—	—
Balance at December 31	$402	$667	$1,919
If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate for 2020 relative to any tax positions taken prior to January 1, 2020. The Company had accrued $18, $105 and $244 for interest and penalties related to unrecognized tax benefits as of December 31, 2020, 2019 and 2018, respectively.

Note 16 – Fair Value Measurements
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
Note 16 – Fair Value Measurements (continued)
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
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
December 31, 2020
Financial assets:
Securities available for sale:
Trust preferred securities	$—	$—	$9,012	$9,012
Other available for sale securities	—	1,334,445	—	1,334,445
Total securities available for sale	—	1,334,445	9,012	1,343,457
Derivative instruments	—	33,574	—	33,574
Mortgage loans held for sale in loans held for sale	—	417,771	—	417,771
Total financial assets	$—	$1,785,790	$9,012	$1,794,802
Financial liabilities:
Derivative instruments	$—	$21,107	$—	$21,107

	Level 1	Level 2	Level 3	Totals
December 31, 2019
Financial assets:
Securities available for sale:
Trust preferred securities	$—	$—	$9,986	$9,986
Other available for sale securities	—	1,280,627	—	1,280,627
Total securities available for sale	—	1,280,627	9,986	1,290,613
Derivative instruments	—	8,498	—	8,498
Mortgage loans held for sale in loans held for sale	—	318,272	—	318,272
Total financial assets	$—	$1,607,397	$9,986	$1,617,383
Financial liabilities:
Derivative instruments	$—	$10,000	$—	$10,000
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Fair Value Measurements (continued)
The following table provides for the periods presented a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs:

Securities available for sale
Trust preferred securities
Balance at January 1, 2019	$10,633
Accretion included in net income	34
Unrealized losses included in other comprehensive income	(442)
Settlements	(239)
Balance at December 31, 2019	$9,986
Accretion included in net income	32
Unrealized losses included in other comprehensive income	(834)
Settlements	(172)
Balance at December 31, 2020	$9,012
For 2020 and 2019, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
The following table presents information as of December 31, 2020 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Trust preferred securities	$9,012	Discounted cash flows	Default rate	0-100%
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

	Level 1	Level 2	Level 3	Totals
December 31, 2020
Individually evaluated loans, net of allowance for credit losses (1)	$—	$—	$24,145	$24,145
OREO	—	—	2,736	2,736
Mortgage servicing rights	—	—	62,994	62,994
Total	$—	$—	$89,875	$89,875

	Level 1	Level 2	Level 3	Totals
December 31, 2019
Individually evaluated loans, net of allowance for credit losses (1)	$—	$—	$27,348	$27,348
OREO	—	—	2,820	2,820
Mortgage servicing rights	—	—	53,208	53,208
Total	$—	$—	$83,376	$83,376
(1) Prior to the adoption of CECL on January 1, 2020, these loans were known as impaired loans.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Fair Value Measurements (continued)
The following methods and assumptions are used by the Company to estimate the fair values of the Company’s assets measured on a nonrecurring basis:
Individually evaluated loans: Loans are individually evaluated for credit losses each quarter taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Individually evaluated loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Individually evaluated loans that were measured or re-measured at fair value had a carrying value of $36,990 and $29,606 at December 31, 2020 and December 31, 2019, respectively, and a reserve for these loans of $12,845 and $2,258 was included in the allowance for credit losses for the same periods.
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
The following table presents, as of the dates presented, OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets at period-end:

	December 31, 2020	December 31, 2019
Carrying amount prior to remeasurement	$4,051	$3,726
Impairment recognized in results of operations	(1,315)	(906)
Fair value	$2,736	$2,820
Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management's assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at December 31, 2020 and December 31, 2019. There were $11,726 and $1,836 of negative valuation adjustments on MSRs during the twelve months ended December 31, 2020 and 2019, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Fair Value Measurements (continued)
The following table presents information as of December 31, 2020 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans, net of allowance for credit losses (1)	$24,145	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$2,736	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%
(1) Prior to the adoption of CECL on January 1, 2020, these loans were known as impaired loans.
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
Net gains of $12,057 resulting from fair value changes of these mortgage loans were recorded in income during 2020, as compared to net gains of $1,286 in 2019 and net gains of $4,892 in 2018. The amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2020:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale	$417,771	$395,602	$22,169

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Fair Value Measurements (continued)
Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2020
Financial assets
Cash and cash equivalents	$633,203	$633,203	$—	$—	$633,203
Securities available for sale	1,343,457	—	1,334,445	9,012	1,343,457
Loans held for sale	417,771	—	417,771	—	417,771
Loans, net	10,757,503	—	—	10,668,625	10,668,625
Mortgage servicing rights	62,994	—	—	62,994	62,994
Derivative instruments	33,574	—	33,574	—	33,574
Financial liabilities
Deposits	$12,059,081	$10,363,193	$1,706,005	$—	$12,069,198
Short-term borrowings	21,340	21,340	—	—	21,340
Federal Home Loan Bank advances	152,167	—	158,914	—	158,914
Junior subordinated debentures	110,794	—	93,092	—	93,092
Subordinated notes	212,009	—	217,575	—	217,575
Derivative instruments	21,107	—	21,107	—	21,107

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2019
Financial assets
Cash and cash equivalents	$414,930	$414,930	$—	$—	$414,930
Securities available for sale	1,290,613	—	1,280,627	9,986	1,290,613
Loans held for sale	318,272	—	318,272	—	318,272
Loans, net	9,637,476	—	—	9,321,039	9,321,039
Mortgage servicing rights	53,208	—	—	53,208	53,208
Derivative instruments	8,498	—	8,498	—	8,498
Financial liabilities
Deposits	$10,213,168	$8,052,536	$2,158,431	$—	$10,210,967
Short-term borrowings	489,091	489,091	—	—	489,091
Federal Home Loan Bank advances	152,337	—	152,321	—	152,321
Junior subordinated debentures	110,215	—	104,480	—	104,480
Subordinated notes	113,955	—	117,963	—	117,963
Derivative instruments	10,000	—	10,000	—	10,000

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 17 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2020
Securities available for sale:
Unrealized holding gains on securities	$27,788	$7,071	$20,717
Reclassification adjustment for gains realized in net income(1)	(46)	(12)	(34)
Total securities available for sale	27,742	7,059	20,683
Derivative instruments:
Unrealized holding gains on derivative instruments	923	235	688
Reclassification adjustment for losses realized in net income related to swap termination	2,040	519	1,521
Total derivative instruments	2,963	754	2,209
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	1,069	272	797
Reclassification adjustment for settlement loss related to the VERP realized in net income(3)	567	145	422
New prior service cost(3)	(485)	(123)	(362)
Amortization of net actuarial loss recognized in net periodic pension cost(2)	259	66	193
Amortization of prior service cost(3)	485	123	362
Total defined benefit pension and post-retirement benefit plans	1,895	483	1,412
Total other comprehensive income	$32,600	$8,296	$24,304
Year Ended December 31, 2019
Securities available for sale:
Unrealized holding gains on securities	$24,983	$6,358	$18,625
Reclassification adjustment for losses realized in net income(1)	2,511	639	1,872
Total securities available for sale	27,494	6,997	20,497
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,975)	(758)	(2,217)
Total derivative instruments	(2,975)	(758)	(2,217)
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	91	23	68
Amortization of net actuarial loss recognized in net periodic pension cost(2)	419	107	312
Total defined benefit pension and post-retirement benefit plans	510	130	380
Total other comprehensive income	$25,029	$6,369	$18,660

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 17 – Other Comprehensive Income (Loss) (continued)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2018
Securities available for sale:
Unrealized holding losses on securities	$(11,155)	$(2,840)	$(8,315)
Reclassification adjustment for losses realized in net income(1)	16	4	12
Total securities available for sale	(11,139)	(2,836)	(8,303)
Derivative instruments:
Unrealized holding gains on derivative instruments	490	125	365
Total derivative instruments	490	125	365
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	413	105	308
Amortization of net actuarial loss recognized in net periodic pension cost(2)	328	83	245
Total defined benefit pension and post-retirement benefit plans	741	188	553
Total other comprehensive loss	$(9,908)	$(2,523)	$(7,385)
(1) Included in Net gains (losses) on sales of securities in the Consolidated Statements of Income
(2) Included in Salaries and employee benefits in the Consolidated Statements of Income
(3) Included in Restructuring charges in the Consolidated Statements of Income
The accumulated balances for each component of other comprehensive income (loss), net of tax, at December 31 were as follows:

	2020	2019	2018
Unrealized gains on securities	$42,246	$21,563	$1,066
Non-credit related portion of other-than-temporary impairment on securities	(11,319)	(11,319)	(11,319)
Unrealized losses on derivative instruments	(638)	(2,847)	(630)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(5,221)	(6,633)	(7,013)
Total accumulated other comprehensive income (loss)	$25,068	$764	$(17,896)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 18 – Quarterly Results of Operations
(In Thousands, Except Share Data) (Unaudited)
The following table sets forth a summary of the unaudited quarterly results of operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Interest income	$130,173	$123,955	$122,078	$121,926
Interest expense	23,571	18,173	15,792	13,799
Net interest income	106,602	105,782	106,286	108,127
Provision for credit losses	26,350	26,900	23,100	10,500
Noninterest income	37,570	64,170	70,928	62,864
Noninterest expense	115,041	118,285	116,510	122,152
Income before income taxes	2,781	24,767	37,604	38,339
Income taxes	773	4,637	7,612	6,818
Net income	$2,008	$20,130	$29,992	$31,521
Basic earnings per share	$0.04	$0.36	$0.53	$0.56
Diluted earnings per share	$0.04	$0.36	$0.53	$0.56

2019
Interest income	$137,094	$137,862	$134,476	$133,148
Interest expense	23,947	25,062	25,651	24,263
Net interest income	113,147	112,800	108,825	108,885
Provision for credit losses	1,500	900	1,700	2,950
Noninterest income	35,885	41,960	37,953	37,456
Noninterest expense	88,832	93,290	96,500	95,552
Income before income taxes	58,700	60,570	48,578	47,839
Income taxes	13,590	13,945	11,132	9,424
Net income	$45,110	$46,625	$37,446	$38,415
Basic earnings per share	$0.77	$0.80	$0.65	$0.67
Diluted earnings per share	$0.77	$0.80	$0.64	$0.67

Note 19 – Net Income Per Common Share
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 19 – Net Income Per Common Share (continued)

Basic and diluted net income per common share calculations are as follows for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Basic
Net income applicable to common stock	$83,651	$167,596	$146,920
Average common shares outstanding	56,270,566	58,046,716	52,492,104
Net income per common share—basic	$1.49	$2.89	$2.80
Diluted
Net income applicable to common stock	$83,651	$167,596	$146,920
Average common shares outstanding	56,270,566	58,046,716	52,492,104
Effect of dilutive stock-based compensation	197,599	179,970	134,746
Average common shares outstanding—diluted	56,468,165	58,226,686	52,626,850
Net income per common share—diluted	$1.48	$2.88	$2.79
Outstanding stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Year Ended
	December 31,
	2020	2019	2018
Number of shares	245,146	643	73,257
Range of exercise prices (for stock option awards)	—	—	—

Note 20 – Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk
(In Thousands)
Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2020 were $2,749,988 and $90,597, respectively, compared to $2,324,262 and $94,824, respectively, at December 31, 2019.
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

Note 21 – Restrictions on Cash, Securities, Bank Dividends, Loans or Advances
(In Thousands)
In prior years Renasant Bank has been required to maintain minimum average balances with the Federal Reserve. In March 2020, the Federal Reserve announced that effective March 26, 2020 the reserve requirement would be reduced to zero. This action was taken to support the flow of credit to households and businesses in response to the economic environment caused by the COVID-19 pandemic. At December 31, 2019, Renasant Bank’s reserve requirement with the Federal Reserve was $187,839, with which it was in full compliance.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 21 – Restrictions on Cash, Securities, Bank Dividends, Loans or Advances (continued)

The Company’s balance of FHLB stock, which is carried at amortized cost, at December 31, 2020 and 2019, was $12,252 and $31,092, respectively. The required investment for the same time period was $11,594 and $31,092, respectively.
The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance (the “DBCF”). In addition, the FDIC has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends. Accordingly, the approval of the DBCF is required prior to Renasant Bank paying dividends to the Company, and under certain circumstances the approval of the FDIC may be required. At December 31, 2020, the Bank’s earned surplus exceeded the Bank’s capital stock by more than ten times.
Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2020, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $150,478. As of December 31, 2020, no loans from the Bank to the Company were outstanding.

Note 22 – Regulatory Matters
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 22 – Regulatory Matters (continued)

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of December 31:

	2020		2019
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,306,597	9.37%	$1,262,588	10.37%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,199,394	10.93%	1,156,828	11.12%
Tier 1 Capital to Risk-Weighted Assets	1,306,597	11.91%	1,262,588	12.14%
Total Capital to Risk-Weighted Assets	1,653,694	15.07%	1,432,949	13.78%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,369,994	9.83%	$1,331,809	10.95%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,369,994	12.49%	1,331,809	12.81%
Tier 1 Capital to Risk-Weighted Assets	1,369,994	12.49%	1,331,809	12.81%
Total Capital to Risk-Weighted Assets	1,504,985	13.73%	1,388,553	13.36%
Common equity Tier 1 capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. The required capital conservation buffer is 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 23 – Segment Reporting
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
•The Wealth Management segment, through the Trust division, offers a broad range of fiduciary services including the administration (as trustee or in other fiduciary or representative capacities) of benefit plans, management of trust accounts, inclusive of personal and corporate benefit accounts and custodial accounts, as well as accounting and money management for trust accounts. In addition, the Wealth Management segment, through the Financial Services division, provides specialized products and services to customers, which include fixed and variable annuities, mutual funds and other investment services through a third party broker-dealer.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 23 – Segment Reporting (continued)

The following table provides financial information for the Company’s operating segments as of and for the years ended December 31, 2020, 2019 and 2018:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
2020
Net interest income	$437,101	$566	$1,658	$(12,528)	$426,797
Provision for credit losses	86,850	—	—	—	86,850
Noninterest income	208,721	10,403	18,061	(1,653)	235,532
Noninterest expense	448,475	7,751	14,940	822	471,988
Income before income taxes	110,497	3,218	4,779	(15,003)	103,491
Income taxes	22,892	837	—	(3,889)	19,840
Net income (loss)	$87,605	$2,381	$4,779	$(11,114)	$83,651
Total assets	$14,814,726	$30,375	$71,266	$13,245	$14,929,612
Goodwill	936,916	2,767	—	—	939,683
2019
Net interest income	$454,433	$702	$1,761	$(13,239)	$443,657
Provision for credit losses	7,050	—	—	—	7,050
Noninterest income	129,016	10,129	15,598	(1,489)	153,254
Noninterest expense	351,640	7,574	13,863	1,097	374,174
Income before income taxes	224,759	3,257	3,496	(15,825)	215,687
Income taxes	51,292	876	—	(4,077)	48,091
Net income (loss)	$173,467	$2,381	$3,496	$(11,748)	$167,596
Total assets	$13,280,494	$28,284	$70,789	$21,051	$13,400,618
Goodwill	936,916	2,767	—	—	939,683
2018
Net interest income	$406,420	$484	$1,297	$(11,676)	$396,525
Provision for credit losses	6,810	—	—	—	6,810
Noninterest income	120,559	9,831	14,537	(966)	143,961
Noninterest expense	323,439	7,294	13,336	960	345,029
Income before income taxes	196,730	3,021	2,498	(13,602)	188,647
Income taxes	44,464	786	—	(3,523)	41,727
Net income (loss)	$152,266	$2,235	$2,498	$(10,079)	$146,920
Total assets	$12,828,586	$25,798	$60,794	$19,700	$12,934,878
Goodwill	930,161	2,767	—	—	932,928

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 24 – Renasant Corporation (Parent Company Only) Condensed Financial Information
(In Thousands)
Balance Sheets

	December 31,
	2020	2019
Assets
Cash and cash equivalents(1)	$129,164	$29,467
Investments	7,174	1,653
Investment in bank subsidiary(2)	2,306,937	2,302,499
Accrued interest receivable on bank balances(2)	6	6
Intercompany receivable(2)	184	—
Other assets	22,926	22,861
Total assets	$2,466,391	$2,356,486
Liabilities and shareholders’ equity
Junior subordinated debentures	$110,794	$110,215
Subordinated notes	212,009	113,955
Other liabilities	10,855	6,627
Shareholders’ equity	2,132,733	2,125,689
Total liabilities and shareholders’ equity	$2,466,391	$2,356,486
(1)Eliminates in consolidation, with the exception of $844 and $3,840, in 2020 and 2019, respectively, pledged for collateral and held at non-subsidiary bank
(2)Eliminates in consolidation
Statements of Income

	Year Ended December 31,
	2020	2019	2018
Income
Dividends from bank subsidiary(1)	$81,443	$132,563	$53,381
Interest income from bank subsidiary(1)	9	9	8
Other dividends	93	175	137
Other income	74	138	121
Total income	81,619	132,885	53,647
Expenses	15,179	16,050	13,869
Income before income tax benefit and equity in undistributed net income of bank subsidiary	66,440	116,835	39,778
Income tax benefit	(3,889)	(4,077)	(3,523)
Equity in undistributed net income of bank subsidiary(1)	13,322	46,684	103,619
Net income	$83,651	$167,596	$146,920
(1)Eliminates in consolidation

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 24 – Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$83,651	$167,596	$146,920
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of bank subsidiary	(13,322)	(46,684)	(103,619)
Amortization/depreciation/accretion	692	(76)	160
(Increase) decrease in other assets	(256)	(2,678)	3,381
Increase (decrease) in other liabilities	10,932	10,872	(171)
Net cash provided by operating activities	81,697	129,030	46,671
Investing activities
Purchases of securities held to maturity and available for sale	(6,104)	—	—
Sales and maturities of securities held to maturity and available for sale	541	42	1,052
Net cash paid in acquisition	—	—	(34,836)
Other investing activities	—	632	423
Net cash (used in) provided by investing activities	(5,563)	674	(33,361)
Financing activities
Cash paid for dividends	(50,134)	(50,901)	(43,614)
Cash received on exercise of stock-based compensation	—	—	201
Repurchase of shares in connection with stock repurchase program	(24,569)	(62,944)	(7,062)
Repayment of long-term debt	—	(30,973)	—
Proceeds from issuance of long-term debt	98,266	—	—
Other financing activities	—	—	(93)
Net cash provided by (used in) financing activities	23,563	(144,818)	(50,568)
Increase (decrease) in cash and cash equivalents	99,697	(15,114)	(37,258)
Cash and cash equivalents at beginning of year	29,467	44,581	81,839
Cash and cash equivalents at end of year	$129,164	$29,467	$44,581

Note 25 – Leases
(In Thousands)

The Company enters into leases in both lessor and lessee capacities.

Lessor Arrangements
As of December 31, 2020 and 2019, the net investment in these leases was $20,804 and $12,441, comprised of $16,012 and $10,735 in lease receivables, $7,532 and $2,739 in residual balances and $2,740 and $1,033 in deferred income, respectively. In order to mitigate potential exposure to residual asset risk, the Company utilizes first amendment or terminal rental adjustment clause leases.

For the twelve months ended December 31, 2020 and 2019, the Company generated $554 and $331 in income from these leases, respectively, which is included in interest income on loans on the Consolidated Statements of Income.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 25 – Leases (continued)

The maturities of the lessor arrangements outstanding at December 31, 2020 is presented in the table below.

2021	$603
2022	1,221
2023	1,602
2024	2,105
2025	398
Thereafter	14,875
Total lease receivables	$20,804

Lessee Arrangements
As of December 31, 2020 and 2019, right-of-use assets totaled $66,023 and $84,754 and lease liabilities totaled $69,549 and $88,494, respectively. The table below provides the components of lease cost and supplemental information for the periods presented.

	Year ended December 31,
	2020	2019
Operating lease cost (cost resulting from lease payments)	$10,826	$10,149
Short-term lease cost	161	67
Variable lease cost (cost excluded from lease payments)	1,776	1,612
Sublease income	(583)	(560)
Net lease cost	$12,180	$11,268
Operating lease - operating cash flows (fixed payments)	9,811	9,678
Operating lease - operating cash flows (liability reduction)	7,187	8,407
Weighted average lease term - operating leases (in years) (at period end)	15.99	17.39
Weighted average discount rate - operating leases (at period end)	3.17%	3.40%

Right-of-use assets obtained in exchange for new lease liabilities - operating leases	$9,393	$38,881

The maturities of the lessee arrangements outstanding at December 31, 2020 are presented in the table below.

2021	$8,607
2022	7,960
2023	7,556
2024	7,037
2025	5,609
Thereafter	54,106
Total undiscounted cash flows	90,875
Discount on cash flows	21,326
Total operating lease liabilities	$69,549

Rental expense was $10,044, $9,159, and $6,157 for 2020, 2019, and 2018, respectively.

For more information on lease accounting, see Note 1, “Significant Accounting Policies” and on lease financing receivables, see Note 3, “Non Purchased Loans.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based upon their evaluation as of December 31, 2020, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
The information appearing under the heading “Executive Officers” in the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders is incorporated herein by reference.
Code of Ethics
The Company has adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The Company’s Code of Ethics is available on its website at www.renasant.com by clicking on “Corporate Governance,” then “Documents & Charters” and then “Code of Business Conduct and Ethics.” Any person may request a free copy of the Code of Business Conduct and Ethics from the Company by sending a request to the following address: Renasant Corporation, 209 Troy Street, Tupelo, Mississippi, 38804-4827, Attention: General Counsel. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Business Conduct and Ethics by posting such information on its website, at the address specified above.
Directors of the Company, Shareholder Recommendations of Director Candidates, Audit Committee Members and Delinquent Section 16(a) Reports
The information appearing under the headings “Corporate Governance and the Board of Directors,” “Board Members and Compensation - Members of the Board of Directors” and “Stock Ownership - Delinquent Section 16(a) Reports” in the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information appearing under the headings “Corporate Governance and the Board of Directors - Role of the Board in Risk Oversight,” “Board Members and Compensation - Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Tables” in the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information

The table below reports outstanding options, warrants and rights granted under plans approved by our shareholders and plans or arrangements that were not approved by our shareholders, as of December 31, 2020. These plans and arrangements are:
•Shareholder-Approved Plans: We have two shareholder-approved equity compensation plans: (1) the 2020 Long-Term Incentive Compensation Plan (the “2020 LTIP”) and (2) the 2011 Long-Term Incentive Compensation Plan, which expires on April 19, 2021 but under which the Company ceased making grants or other awards upon our shareholders’ adoption of the 2020 LTIP on April 27, 2020. As of December 31, 2020, an aggregate of 681,243 shares of unvested restricted stock and options to purchase an aggregate of 10,500 shares of our common stock remained outstanding under both plans.
•Non-Shareholder Approved Plans and Arrangements: The only equity compensation plan or arrangement currently in force that was not approved by our shareholders is our Deferred Stock Unit Plan. Under this plan, deferred compensation is used to “purchase” units representing shares of our common stock at fair market value. An aggregate of 317,500 shares of Company common stock are reserved for issuance; as of December 31, 2020, units representing an aggregate of 294,922 shares of common stock were allocated to accounts, some of which has been distributed in the form of common stock.

	Equity Compensation Plan Information (at December 31, 2020)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders	10,500	$14.96	1,758,149
Equity compensation plans not approved by security holders	—	—	22,577
Total	10,500	$14.96	1,780,726
(1)Does not take into account units allocated under the DSU Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the heading “Corporate Governance and Board of Directors” in the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information appearing under the heading “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2020, 2019 and 2018 are included in Part II, Item 8, Financial Statements and Supplementary Data, in this report:

(i)	Report on Management’s Assessment of Internal Control over Financial Reporting
(ii)	Reports of Independent Registered Public Accounting Firm
(iii)	Consolidated Balance Sheets – December 31, 2020 and 2019
(iv)	Consolidated Statements of Income – Years ended December 31, 2020, 2019 and 2018
(v)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2020, 2019 and 2018
(vi)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2020, 2019 and 2018
(vii)	Consolidated Statements of Cash Flows – Years ended December 31, 2020, 2019 and 2018
(viii)	Notes to Consolidated Financial Statements

(a) - (2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes thereto.

(a) - (3) Exhibits required by Item 601 of Regulation S-K

(2)(i)
Agreement and Plan of Merger by and among Renasant Corporation, Renasant Bank, Metropolitan BancGroup, Inc. and Metropolitan Bank dated as of January 17, 2017, filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission (the “Commission”) on January 19, 2017 and incorporated herein by reference.

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

4(vi)
Third Supplemental Indenture dated September 3, 2020 between Renasant Corporation and Wilmington Trust, National Association, filed as exhibit 4.2 to the Form 8-K of the Company filed with the Commission on September 3, 2020 and incorporated herein by reference.

(4)(vii)	Form of 5.0% Fixed-to-Floating Subordinated Note due 2026 (included in exhibit (4)(iv))

(4)(viii)	Form of 5.50% Fixed-to-Floating Subordinated Note due 2031 (included in exhibit (4)(v))

(4)(ix)	Form of 4.50% Fixed-to-Floating Rate Subordinated Note due 2035 (included in exhibit (4)(vi))

(4)(x)
Description of Renasant Corporation’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended, filed as exhibit (4)(viii) to the Form 10-K of the Company filed with the Commission on February 27, 2020 and incorporated herein by reference.

(10)(i)
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
Amended and Restated Renasant Corporation Deferred Stock Unit Plan, filed as exhibit 99.2 to the Form 8-K of the Company filed with the Commission on July 19, 2006 and incorporated herein by reference.*

(10)(iv)
Amendment to the Amended and Restated Renasant Corporation Deferred Stock Unit Plan dated June 5, 2007, filed as exhibit 99.1 to the Form S-8 Registration Statement of the Company (File No. 333-144185) filed with the Commission on June 29, 2007 and incorporated herein by reference.*

(10)(v)
Amendment to the Amended and Restated Renasant Corporation Deferred Stock Unit Plan dated December 16, 2008, filed as exhibit 10.2 to the Form 8-K of the Company filed with the Commission on February 17, 2009 and incorporated herein by reference.*

(10)(vi)
Amendment to the Amended and Restated Renasant Corporation Deferred Stock Unit Plan dated January 17, 2012, filed as exhibit 99.1 to the Form 8-K of the Company filed with the Commission on January 23, 2012 and incorporated herein by reference.*

(10)(vii)
Amendment No. 5 to the Renasant Corporation Deferred Stock Unit Plan, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on December 18, 2020 and incorporated herein by reference.*

(10)(viii)
Renasant Corporation Performance Based Rewards Plan, dated as of October 16, 2018, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on October 19, 2018 and incorporated herein by reference.*

(10)(ix)	Renasant Bank Executive Deferred Income Plan, filed as exhibit 99.1 to the Form 8-K of the Company filed with the Commission on January 5, 2007 and incorporated herein by reference.*

(10)(x)
Amendment to the Renasant Bank Executive Deferred Income Plan dated December 16, 2008, filed as exhibit 10.3 to the Form 8-K of the Company filed with the Commission on February 17, 2009 and incorporated herein by reference.*

(10)(xi)
Amendment to the Renasant Bank Executive Deferred Income Plan dated December 27, 2016, filed as exhibit 10.1 to the Form 10-K/A of the Company filed with the Commission on February 28, 2017 and incorporated herein by reference.*

(10)(xii)	Renasant Bank Directors’ Deferred Fee Plan, filed as exhibit 99.2 to the Form 8-K of the Company filed with the Commission on January 5, 2007 and incorporated herein by reference.*

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
Supplemental Agreement to the Capital Bancorp, Inc. 2001 Stock Option Plan for R. Rick Hart, executed June 29, 2007, filed as exhibit 10.9 to the Form 8-K of the Company filed with the Commission on July 6, 2007 and incorporated herein by reference.*

(10)(xviii)
Executive Employment Agreement dated January 2, 2008 by and between E. Robinson McGraw and Renasant Corporation, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on March 7, 2008 and incorporated herein by reference.*

(10)(xix)
Amendment to Executive Employment Agreement dated April 25, 2017 by and between E. Robinson McGraw and Renasant Corporation, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on April 28, 2017 and incorporated herein by reference.*

(10)(xx)
Amendment No. 2 to Executive Employment Agreement dated August 19, 2019 by and between E. Robinson McGraw and Renasant Corporation, filed as exhibit 10.1 to the Form 10-Q of the Company filed with the Commission on November 7, 2019 and incorporated herein by reference.*

(10)(xxi)	Renasant Corporation Severance Pay Plan, filed as exhibit 10.5 to the Form 8-K of the Company filed with the Commission on February 17, 2009 and incorporated herein by reference.*

(10)(xxii)
Renasant Corporation 2011 Long-Term Incentive Compensation Plan, filed as Exhibit A to the Definitive Proxy Statement of the Company (File No. 001-13253) filed with the Commission on March 17, 2016 and incorporated herein by reference.*

(10)(xxiii)
Amendment to the Renasant Corporation 2011 Long-Term Incentive Compensation Plan dated December 20, 2016, filed as exhibit 10.3 to the Form 10-K/A of the Company filed with the Commission on February 28, 2017 and incorporated herein by reference.*

(10)(xxiv)
Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and Kevin D. Chapman, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on January 13, 2016 and incorporated herein by reference.*

(10)(xxv)
Amendment to the Executive Employment Agreement dated February 14, 2018, between Renasant Corporation and Kevin D. Chapman, filed as exhibit 10.2 to the Form 10-K of the Company filed with the Commission on February 28, 2018 and incorporated herein by reference.*

(10)(xxvi)
Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and C. Mitchell Waycaster, filed as exhibit 10.2 to the Form 8-K of the Company filed with the Commission on January 13, 2016 and incorporated herein by reference.*

(10)(xxvii)
Amendment to the Executive Employment Agreement dated February 14, 2018, between Renasant Corporation and C. Mitchell Waycaster, filed as exhibit 10.3 to the Form 10-K of the Company filed with the Commission on February 28, 2018 and incorporated herein by reference.*

(10)(xxviii)
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

(10)(xxx)	Renasant Bank Deferred Income Plan, filed as exhibit 10.2 to the Form 10-K of the Company filed with the Commission on February 27, 2019 and incorporated herein by reference.*

(10)(xxxi)	Amendment to the Renasant Bank Deferred Income Plan dated December 14, 2020, filed herewith*

(10)(xxxii)
Renasant Corporation 2020 Long Term Equity Incentive Compensation Plan, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on May 8, 2020 and incorporated herein by reference.*

(10)(xxxiii)	Executive Employment Agreement effective dated May 3, 2019 by and between Renasant Corporation and Curtis J. Perry, filed herewith*

(10)(xxxiv)
Executive Employment Agreement effective dated July 27, 2020, by and between Renasant Corporation and James C. Mabry IV, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on July 31, 2020 and incorporated herein by reference.*

(21)	Subsidiaries of the Company

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements.

(104)	The cover page of Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

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

RENASANT CORPORATION

Date:	February 26, 2021	by:	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 26, 2021	by:	/s/ James C. Mabry IV
James C. Mabry IV
Chief Financial Officer
(Principal Financial Officer)

Date:	February 26, 2021	by:	/s/ Kelly W. Hutcheson
Kelly W. Hutcheson
Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 26, 2021	by:	/s/ Gary D. Butler
Gary D. Butler
Director

Date:	February 26, 2021	by:	/s/ Donald Clark, Jr.
Donald Clark, Jr.
Director

Date:	February 26, 2021	by:	/s/ John M. Creekmore
John M. Creekmore
Vice Chairman of the Board and Director

Date:	February 26, 2021	by:	/s/ Albert J. Dale, III
Albert J. Dale, III
Director

Date:	February 26, 2021	by:	/s/ Jill V. Deer
Jill V. Deer
Director

Date:	February 26, 2021	by:	/s/ Marshall H. Dickerson
Marshall H. Dickerson
Director

S-1

Date:	February 26, 2021	by:	/s/ Connie L. Engel
Connie L. Engel
Director

Date:	February 26, 2021	by:	/s/ John T. Foy
John T. Foy
Director

Date:	February 26, 2021	by:	/s/ R. Rick Hart
R. Rick Hart
Director

Date:	February 26, 2021	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date:	February 26, 2021	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date:	February 26, 2021	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board and Director

Date:	February 26, 2021	by:	/s/ Michael D. Shmerling
Michael D. Shmerling
Director

Date:	February 26, 2021	by:	/s/ Sean M. Suggs
Sean M. Suggs
Director

Date:	February 26, 2021	by:	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
Director, President and
Chief Executive Officer
(Principal Executive Officer)

S-2