Form 10-Q
period 2021-03-31
RENASANT CORP
filed 2021-05-07
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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

As of April 30, 2021, 56,314,166 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$206,992	$176,372
Interest-bearing balances with banks	1,054,924	456,831
Cash and cash equivalents	1,261,916	633,203
Securities available for sale, at fair value	1,536,041	1,343,457
Loans held for sale, at fair value	502,002	417,771
Loans, net of unearned income:
Non purchased loans and leases	9,292,502	9,419,540
Purchased loans	1,395,906	1,514,107
Total loans, net of unearned income	10,688,408	10,933,647
Allowance for credit losses	(173,106)	(176,144)
Loans, net	10,515,302	10,757,503
Premises and equipment, net	300,917	300,496
Other real estate owned:
Non purchased	2,292	2,045
Purchased	3,679	3,927
Total other real estate owned, net	5,971	5,972
Goodwill	939,683	939,683
Other intangible assets, net	28,542	30,139
Bank-owned life insurance	233,508	230,609
Mortgage servicing rights	80,263	62,994
Other assets	218,426	207,785
Total assets	$15,622,571	$14,929,612
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$4,135,360	$3,685,048
Interest-bearing	8,601,548	8,374,033
Total deposits	12,736,908	12,059,081
Short-term borrowings	12,154	21,340
Long-term debt	467,660	474,970
Other liabilities	232,148	241,488
Total liabilities	13,448,870	12,796,879
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 56,294,346 and 56,200,487 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost – 3,002,379 and 3,096,238 shares, respectively	(98,949)	(101,554)
Additional paid-in capital	1,294,911	1,296,963
Retained earnings	661,117	615,773
Accumulated other comprehensive income, net of taxes	20,139	25,068
Total shareholders’ equity	2,173,701	2,132,733
Total liabilities and shareholders’ equity	$15,622,571	$14,929,612
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended
	March 31,
	2021	2020
Interest income
Loans	$115,005	$120,606
Securities
Taxable	4,917	7,302
Tax-exempt	1,657	1,454
Other	183	811
Total interest income	121,762	130,173
Interest expense
Deposits	8,279	18,494
Borrowings	3,835	5,077
Total interest expense	12,114	23,571
Net interest income	109,648	106,602
Provision for loan losses	—	26,350
Provision for other credit losses	—	—
Provision for credit losses	—	26,350
Net interest income after provision for credit losses	109,648	80,252
Noninterest income
Service charges on deposit accounts	8,023	9,070
Fees and commissions	3,900	3,054
Insurance commissions	2,237	1,991
Wealth management revenue	4,792	4,002
Mortgage banking income	50,733	15,535
Net gain on sales of securities	1,357	—
BOLI income	2,072	1,163
Other	7,923	2,755
Total noninterest income	81,037	37,570
Noninterest expense
Salaries and employee benefits	78,696	73,189
Data processing	5,451	5,006
Net occupancy and equipment	12,538	14,120
Other real estate owned	41	418
Professional fees	2,921	2,641
Advertising and public relations	3,252	3,400
Intangible amortization	1,598	1,895
Communications	2,292	2,198
Restructuring charges	292	—
Other	8,854	12,174
Total noninterest expense	115,935	115,041
Income before income taxes	74,750	2,781
Income taxes	16,842	773
Net income	$57,908	$2,008
Basic earnings per share	$1.03	$0.04
Diluted earnings per share	$1.02	$0.04
Cash dividends per common share	$0.22	$0.22
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$57,908	$2,008
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding (losses) gains on securities	(14,943)	16,694
Reclassification adjustment for gains realized in net income	(1,012)	—
Total securities available for sale	(15,955)	16,694
Derivative instruments:
Unrealized holding gains (losses) on derivative instruments	10,984	(3,003)
Total derivative instruments	10,984	(3,003)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	42	46
Total defined benefit pension and post-retirement benefit plans	42	46
Other comprehensive (loss) income, net of tax	(4,929)	13,737
Comprehensive income	$52,979	$15,745

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended March 31, 2021	Shares	Amount
Balance at January 1, 2021	56,200,487	$296,483	$(101,554)	$1,296,963	$615,773	$25,068	$2,132,733
Net income	—	—	—	—	57,908	—	57,908
Other comprehensive loss	—	—	—	—	—	(4,929)	(4,929)
Comprehensive income							52,979
Cash dividends ($0.22 per share)	—	—	—	—	(12,564)	—	(12,564)
Issuance of common stock for stock-based compensation awards	93,859	—	2,605	(4,808)	—	—	(2,203)
Stock-based compensation expense	—	—	—	2,756	—	—	2,756
Balance at March 31, 2021	56,294,346	$296,483	$(98,949)	$1,294,911	$661,117	$20,139	$2,173,701

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Three Months Ended March 31, 2020	Shares	Amount
Balance at January 1, 2020	56,855,002	$296,483	$(83,189)	$1,294,276	$617,355	$764	$2,125,689
Cumulative effect adjustment due to the adoption of ASU 2016-13	—	—	—	—	(35,099)	—	(35,099)
Net income	—	—	—	—	2,008	—	2,008
Other comprehensive income	—	—	—	—	—	13,737	13,737
Comprehensive income							15,745
Cash dividends ($0.22 per share)	—	—	—	—	(12,555)	—	(12,555)
Repurchase of shares in connection with stock repurchase program	(818,886)	—	(24,569)	—	—	—	(24,569)
Issuance of common stock for stock-based compensation awards	104,902	—	4,138	(5,587)	—	—	(1,449)
Stock-based compensation expense	—	—	—	2,750	—	—	2,750
Balance at March 31, 2020	56,141,018	$296,483	$(103,620)	$1,291,439	$571,709	$14,501	$2,070,512

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$57,908	$2,008
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	—	26,350
Depreciation, amortization and accretion	10,059	4,937
Deferred income tax expense (benefit)	5,542	(2,791)
Funding of mortgage loans held for sale	(1,143,349)	(715,760)
Proceeds from sales of mortgage loans held for sale	1,082,538	607,017
Gains on sales of mortgage loans held for sale	(33,901)	(21,782)
Valuation adjustment to mortgage servicing rights	(13,561)	9,571
Gains on sales of securities	(1,357)	—
Gains on sales of premises and equipment	(22)	—
Stock-based compensation expense	2,756	2,750
Increase in other assets	(11,800)	(70,631)
(Decrease) increase in other liabilities	(11,601)	35,331
Net cash used in operating activities	(56,788)	(123,000)
Investing activities
Purchases of securities available for sale	(465,245)	(123,670)
Proceeds from sales of securities available for sale	155,391	—
Proceeds from call/maturities of securities available for sale	95,382	76,269
Net decrease (increase) in loans	243,250	(69,337)
Purchases of premises and equipment	(2,630)	(1,941)
Proceeds from sales of premises and equipment	34	—
Net change in FHLB stock	(24)	(12,432)
Proceeds from sales of other assets	1,962	770
Other, net	1,346	—
Net cash provided by (used in) investing activities	29,466	(130,341)
Financing activities
Net increase in noninterest-bearing deposits	450,312	90,289
Net increase in interest-bearing deposits	227,515	109,115
Net (decrease) increase in short-term borrowings	(9,186)	313,946
Repayment of long-term debt	(42)	(43)
Cash paid for dividends	(12,564)	(12,555)
Repurchase of shares in connection with stock repurchase program	—	(24,569)
Net cash provided by financing activities	656,035	476,183
Net increase in cash and cash equivalents	628,713	222,842
Cash and cash equivalents at beginning of period	633,203	414,930
Cash and cash equivalents at end of period	$1,261,916	$637,772

Supplemental disclosures
Cash paid for interest	$15,108	$26,264
Cash paid for income taxes	$18,032	$4,176
Noncash transactions:
Transfers of loans to other real estate owned	$2,039	$1,641
Financed sales of other real estate owned	$—	$159
Recognition of operating right-of-use assets	$3,601	$1,968
Recognition of operating lease liabilities	$3,601	$2,034

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
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 26, 2021.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material.

Impact of Recently-Issued Accounting Standards and Pronouncements:
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 842): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides temporary, optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met that reference LIBOR or another reference rate expected to be discontinued. As the guidance is intended to assist stakeholders during the global market-wide reference rate transition period, it is in effect only from March 12, 2020 through December 31, 2022. The Company has established a LIBOR Transition Committee and is currently evaluating the impact of adopting ASU 2020-04 on the Company’s financial statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented in the tables below. There was no allowance for credit losses allocated to any of the Company’s available for sale securities as of March 31, 2021 or December 31, 2020.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
U.S. Treasury securities	$3,028	$22	$—	$3,050
Obligations of other U.S. Government agencies and corporations	1,001	3	—	1,004
Obligations of states and political subdivisions	321,156	9,344	(1,682)	328,818
Residential mortgage backed securities:
Government agency mortgage backed securities	453,792	14,869	(2,206)	466,455
Government agency collateralized mortgage obligations	538,317	1,733	(4,718)	535,332
Commercial mortgage backed securities:
Government agency mortgage backed securities	22,448	580	(23)	23,005
Government agency collateralized mortgage obligations	115,103	1,889	(1,814)	115,178
Other debt securities	61,113	2,126	(40)	63,199
	$1,515,958	$30,566	$(10,483)	$1,536,041

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
U.S. Treasury securities	$7,047	$32	$—	$7,079
Obligations of other U.S. Government agencies and corporations	1,003	6	—	1,009
Obligations of states and political subdivisions	291,231	14,015	(45)	305,201
Residential mortgage backed securities:
Government agency mortgage backed securities	581,105	21,564	(23)	602,646
Government agency collateralized mortgage obligations	218,373	1,946	(51)	220,268
Commercial mortgage backed securities:
Government agency mortgage backed securities	29,053	1,235	(1)	30,287
Government agency collateralized mortgage obligations	99,377	2,992	(21)	102,348
Trust preferred securities	12,013	—	(3,001)	9,012
Other debt securities	62,771	2,909	(73)	65,607
	$1,301,973	$44,699	$(3,215)	$1,343,457

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Securities sold were as follows for the periods presented:

	Carrying Value	Net Proceeds	Gain/(Loss)
Three months ended March 31, 2021
Obligations of states and political subdivisions	$47	$50	$3
Residential mortgage backed securities:
Government agency mortgage backed securities	136,340	139,735	3,395
Government agency collateralized mortgage obligations	5,626	5,646	20
Trust preferred securities	12,021	9,960	(2,061)
	$154,034	$155,391	$1,357

There were no securities sold during the three months ended March 31, 2020.

Gross realized gains and losses on sales of securities available for sale for the three months ended March 31, 2021 were as follows:

Three Months Ended
March 31,
2021
Gross gains on sales of securities available for sale	$3,508
Gross losses on sales of securities available for sale	(2,151)
Gains on sales of securities available for sale, net	$1,357

At March 31, 2021 and December 31, 2020, securities with a carrying value of $611,832 and $582,338, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $21,256 and $32,272 were pledged as collateral for short-term borrowings and derivative instruments at March 31, 2021 and December 31, 2020, respectively.
The amortized cost and fair value of securities at March 31, 2021 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Due within one year	$10,286	$10,401
Due after one year through five years	40,177	41,896
Due after five years through ten years	66,563	69,568
Due after ten years	235,945	239,498
Residential mortgage backed securities:
Government agency mortgage backed securities	453,792	466,455
Government agency collateralized mortgage obligations	538,317	535,332
Commercial mortgage backed securities:
Government agency mortgage backed securities	22,448	23,005
Government agency collateralized mortgage obligations	115,103	115,178
Other debt securities	33,327	34,708
	$1,515,958	$1,536,041

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
March 31, 2021
Obligations of states and political subdivisions	41	$97,392	$(1,634)	1	$2,133	$(48)	42	$99,525	$(1,682)
Residential mortgage backed securities:
Government agency mortgage backed securities	14	119,498	(2,206)	—	—	—	14	119,498	(2,206)
Government agency collateralized mortgage obligations	17	351,956	(4,718)	—	—	—	17	351,956	(4,718)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	1,082	(23)	1	452	—	2	1,534	(23)
Government agency collateralized mortgage obligations	10	58,722	(1,814)	—	—	—	10	58,722	(1,814)
Other debt securities	6	9,042	(37)	1	557	(3)	7	9,599	(40)
Total	89	$637,692	$(10,432)	3	$3,142	$(51)	92	$640,834	$(10,483)
December 31, 2020
Obligations of states and political subdivisions	6	$9,403	$(45)	—	$—	$—	6	$9,403	$(45)
Residential mortgage backed securities:
Government agency mortgage backed securities	2	19,755	(23)	—	—	—	2	19,755	(23)
Government agency collateralized mortgage obligations	5	27,143	(51)	—	—	—	5	27,143	(51)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	1,538	(1)	1	459	—	2	1,997	(1)
Government agency collateralized mortgage obligations	3	14,190	(21)	—	—	—	3	14,190	(21)
Trust preferred securities	—	—	—	2	9,012	(3,001)	2	9,012	(3,001)
Other debt securities	4	3,330	(70)	1	566	(3)	5	3,896	(73)
Total	21	$75,359	$(211)	4	$10,037	$(3,004)	25	$85,396	$(3,215)

The Company evaluates its investment portfolio for impairment related to credit losses on a quarterly basis. Impairment is assessed at the individual security level. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. If the Company intends to sell the investment security or if the Company does not expect to recover the entire amortized cost basis of the security before the Company is required to sell the security or before the security’s maturity, the security is impaired and it is written down to fair value with all losses recognized in earnings.

The Company does not intend to sell any securities in an unrealized loss position that it holds, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period longer than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. As a result, no allowance for credit losses for securities was needed at March 31, 2021.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Non Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 3, all references to “loans” mean non purchased loans excluding loans held for sale.

The following is a summary of non purchased loans and leases as of the dates presented:

	March 31, 2021	December 31, 2020
Commercial, financial, agricultural(1)	$2,105,444	$2,360,471
Lease financing	79,271	80,022
Real estate – construction:
Residential	252,795	243,814
Commercial	680,791	583,338
Total real estate – construction	933,586	827,152
Real estate – 1-4 family mortgage:
Primary	1,576,212	1,536,181
Home equity	432,207	432,768
Rental/investment	256,979	264,436
Land development	115,522	123,179
Total real estate – 1-4 family mortgage	2,380,920	2,356,564
Real estate – commercial mortgage:
Owner-occupied	1,344,154	1,334,765
Non-owner occupied	2,221,206	2,194,739
Land development	110,800	120,125
Total real estate – commercial mortgage	3,676,160	3,649,629
Installment loans to individuals	121,136	149,862
Gross loans	9,296,517	9,423,700
Unearned income	(4,015)	(4,160)
Loans, net of unearned income	$9,292,502	$9,419,540

(1)Includes Paycheck Protection Program (“PPP”) loans of $860,864 and $1,128,703 as of March 31, 2021 and December 31, 2020, respectively.

Past Due and Nonaccrual Loans
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Generally, the recognition of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer and other retail loans are typically charged-off no later than the time the loan is 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. All interest accrued for the current year, but not collected, for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2021
Commercial, financial, agricultural	$685	$555	$2,098,742	$2,099,982	$213	$1,606	$3,643	$5,462	$2,105,444
Lease financing	—	—	79,271	79,271	—	—	—	—	79,271
Real estate – construction:
Residential	—	—	252,795	252,795	—	—	—	—	252,795
Commercial	—	—	680,791	680,791	—	—	—	—	680,791
Total real estate – construction	—	—	933,586	933,586	—	—	—	—	933,586
Real estate – 1-4 family mortgage:
Primary	7,325	536	1,558,960	1,566,821	1,910	2,782	4,699	9,391	1,576,212
Home equity	545	150	430,672	431,367	65	343	432	840	432,207
Rental/investment	819	354	255,319	256,492	—	194	293	487	256,979
Land development	248	—	115,223	115,471	—	19	32	51	115,522
Total real estate – 1-4 family mortgage	8,937	1,040	2,360,174	2,370,151	1,975	3,338	5,456	10,769	2,380,920
Real estate – commercial mortgage:
Owner-occupied	1,333	550	1,340,262	1,342,145	—	1,444	565	2,009	1,344,154
Non-owner occupied	3,687	—	2,211,485	2,215,172	—	360	5,674	6,034	2,221,206
Land development	41	—	110,536	110,577	—	179	44	223	110,800
Total real estate – commercial mortgage	5,061	550	3,662,283	3,667,894	—	1,983	6,283	8,266	3,676,160
Installment loans to individuals	1,147	90	119,602	120,839	57	219	21	297	121,136
Unearned income	—	—	(4,015)	(4,015)	—	—	—	—	(4,015)
Loans, net of unearned income	$15,830	$2,235	$9,249,643	$9,267,708	$2,245	$7,146	$15,403	$24,794	$9,292,502

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2020
Commercial, financial, agricultural	$1,124	$231	$2,354,716	$2,356,071	$164	$1,804	$2,432	$4,400	$2,360,471
Lease financing	—	—	79,974	79,974	—	48	—	48	80,022
Real estate – construction:
Residential	—	—	243,317	243,317	—	497	—	497	243,814
Commercial	—	—	583,338	583,338	—	—	—	—	583,338
Total real estate – construction	—	—	826,655	826,655	—	497	—	497	827,152
Real estate – 1-4 family mortgage:
Primary	11,889	1,754	1,513,716	1,527,359	1,865	2,744	4,213	8,822	1,536,181
Home equity	1,152	360	430,702	432,214	66	111	377	554	432,768
Rental/investment	663	210	263,064	263,937	61	194	244	499	264,436
Land development	97	—	123,051	123,148	—	—	31	31	123,179
Total real estate – 1-4 family mortgage	13,801	2,324	2,330,533	2,346,658	1,992	3,049	4,865	9,906	2,356,564
Real estate – commercial mortgage:
Owner-occupied	779	795	1,330,155	1,331,729	—	2,598	438	3,036	1,334,765
Non-owner occupied	922	127	2,191,440	2,192,489	—	2,197	53	2,250	2,194,739
Land development	113	115	119,820	120,048	44	29	4	77	120,125
Total real estate – commercial mortgage	1,814	1,037	3,641,415	3,644,266	44	4,824	495	5,363	3,649,629
Installment loans to individuals	896	191	148,620	149,707	4	117	34	155	149,862
Unearned income	—	—	(4,160)	(4,160)	—	—	—	—	(4,160)
Loans, net of unearned income	$17,635	$3,783	$9,377,753	$9,399,171	$2,204	$10,339	$7,826	$20,369	$9,419,540

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were no restructured loans contractually 90 days past due or more and still accruing at March 31, 2021 and two restructured loans in the amount of $164 contractually 90 days past due or more and still accruing at March 31, 2020. The outstanding balance of restructured loans on nonaccrual status was $5,965 and $2,596 at March 31, 2021 and March 31, 2020, respectively.

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

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended March 31, 2021
Real estate – 1-4 family mortgage:
Primary	3	432	435
Real estate – commercial mortgage:
Non-owner occupied	1	837	810
Total	4	$1,269	$1,245

Three months ended March 31, 2020
Commercial, financial, agricultural	2	$898	$898
Real estate – 1-4 family mortgage:
Primary	3	447	449
Total	5	$1,345	$1,347

With respect to loans that were restructured during the three months ended March 31, 2021 and March 31, 2020, none have subsequently defaulted as of the date of this report.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2021	76	$11,761
Additional advances or loans with concessions	4	1,257
Reductions due to:
Reclassified as nonperforming	(1)	(179)
Principal paydowns	—	(122)
Totals at March 31, 2021	79	$12,717

The allowance for credit losses attributable to restructured loans was $328 and $193 at March 31, 2021 and March 31, 2020, respectively. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2021 and March 31, 2020.

In response to the economic environment caused by the COVID-19 pandemic, the Company implemented a loan deferral program in the first quarter of 2020 to provide temporary payment relief to both consumer and commercial customers. Any customer current on loan payments, taxes and insurance qualified for an initial 90-day deferral of principal and interest payments. A second 90-day deferral was available to borrowers that remained current on taxes and insurance through the first deferral period and also satisfied underwriting standards established by the Company that analyzed the ability of the borrower to service its loan in accordance with its existing terms in light of the impact of the COVID-19 pandemic on the borrower, its industry and the markets in which it operated. The Company’s loan deferral program complies with the guidance set forth in the

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and related guidance from the FDIC and other banking regulators. As of March 31, 2021, the Company has discontinued its deferral program but 453 loans with total balances of approximately $82,000 remained on deferral. In accordance with the applicable guidance, none of these loans were considered “restructured loans.”
Credit Quality
For loans with a commercial purpose, internal risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of commercial and commercial real estate secured loans. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loans within the “Pass” grade (reserved for loans with a risk rating between 1 and 4C) generally have a lower risk of loss and therefore a lower risk factor applied to the loan balances. The “Special Mention” grade (those with a risk rating of 4E) represents a loan where a significant adverse risk-modifying action is anticipated in the near term and left uncorrected, could result in deterioration of the credit quality of the loan. Loans that migrate toward the “Substandard” grade (those with a risk rating between 5 and 9) generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances.
The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2021
Commercial, Financial, Agricultural	$90,011	$1,163,170	$159,958	$69,853	$33,564	$29,678	$262,085	$3,572	$1,811,891
Pass	89,570	1,162,800	156,958	66,302	28,427	26,643	255,690	2,363	1,788,753
Special Mention	—	121	1,842	306	690	1,460	213	—	4,632
Substandard	441	249	1,158	3,245	4,447	1,575	6,182	1,209	18,506

Real Estate - Construction	$92,532	$436,057	$282,944	$48,981	$155	$—	$12,280	$—	$872,949
Residential	$58,265	$119,326	$4,745	$—	$—	$—	$12,280	$—	$194,616
Pass	58,265	118,233	4,745	—	—	—	12,280	—	193,523
Special Mention	—	808	—	—	—	—	—	—	808
Substandard	—	285	—	—	—	—	—	—	285

Commercial	$34,267	$316,731	$278,199	$48,981	$155	$—	$—	$—	$678,333
Pass	34,267	316,731	273,501	48,981	155	—	—	—	673,635
Special Mention	—	—	4,698	—	—	—	—	—	4,698
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$31,603	$95,809	$72,233	$26,901	$21,376	$15,190	$14,359	$546	$278,017
Primary	$4,437	$7,928	$5,065	$3,869	$3,979	$1,152	$1,217	$—	$27,647
Pass	4,437	7,928	4,257	3,869	3,979	1,139	1,217	—	26,826
Special Mention	—	—	122	—	—	—	—	—	122
Substandard	—	—	686	—	—	13	—	—	699

Home Equity	$766	$169	$—	$—	$—	$—	$8,240	$—	$9,175
Pass	766	169	—	—	—	—	8,240	—	9,175
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Rental/Investment	$15,467	$50,956	$29,321	$21,108	$17,061	$13,474	$717	$546	$148,650
Pass	15,447	50,865	28,397	20,249	16,853	12,984	717	546	146,058
Special Mention	—	—	—	—	77	208	—	—	285
Substandard	20	91	924	859	131	282	—	—	2,307

Land Development	$10,933	$36,756	$37,847	$1,924	$336	$564	$4,185	$—	$92,545
Pass	10,933	33,939	37,498	1,924	336	563	4,185	—	89,378

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Special Mention	—	2,817	—	—	—	—	—	—	2,817
Substandard	—	—	349	—	—	1	—	—	350

Real Estate - Commercial Mortgage	$171,777	$934,961	$768,175	$420,655	$396,113	$569,509	$80,820	$21,426	$3,363,436
Owner-Occupied	$60,551	$301,265	$235,112	$183,534	$164,501	$169,547	$22,732	$9,313	$1,146,555
Pass	60,551	299,469	233,528	178,701	158,299	165,302	22,715	7,526	1,126,091
Special Mention	—	1,153	840	—	1,972	532	—	1,787	6,284
Substandard	—	643	744	4,833	4,230	3,713	17	—	14,180

Non-Owner Occupied	$106,264	$600,412	$516,319	$230,201	$228,491	$394,757	$51,818	$12,113	$2,140,375
Pass	106,264	591,416	507,372	224,229	183,705	361,486	51,818	12,113	2,038,403
Special Mention	—	8,996	—	5,972	39,161	15,319	—	—	69,448
Substandard	—	—	8,947	—	5,625	17,952	—	—	32,524

Land Development	$4,962	$33,284	$16,744	$6,920	$3,121	$5,205	$6,270	$—	$76,506
Pass	4,962	31,148	16,744	5,815	3,058	4,339	6,270	—	72,336
Special Mention	—	—	—	1,105	63	46	—	—	1,214
Substandard	—	2,136	—	—	—	820	—	—	2,956

Installment loans to individuals	$53	$45	$3	$—	$—	$—	$—	$—	$101
Pass	53	45	3	—	—	—	—	—	101
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$385,976	$2,630,042	$1,283,313	$566,390	$451,208	$614,377	$369,544	$25,544	$6,326,394
Pass	385,515	2,612,743	1,263,003	550,070	394,812	572,456	363,132	22,548	6,164,279
Special Mention	—	13,895	7,502	7,383	41,963	17,565	213	1,787	90,308
Substandard	461	3,404	12,808	8,937	14,433	24,356	6,199	1,209	71,807

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2020
Commercial, Financial, Agricultural	$1,448,273	$183,627	$76,912	$36,866	$18,124	$15,844	$255,522	$2,449	$2,037,617
Pass	1,447,594	180,979	73,325	31,362	16,308	14,626	250,528	1,562	2,016,284
Special Mention	128	1,952	2,091	3,850	1,416	109	187	—	9,733
Substandard	551	696	1,496	1,654	400	1,109	4,807	887	11,600

Real Estate - Construction	$398,891	$266,471	$52,520	$29,300	$—	$—	$13,927	$—	$761,109
Residential	$154,649	$9,836	$2,114	$—	$—	$—	$13,923	$—	$180,522
Pass	154,419	9,339	2,114	—	—	—	13,923	—	179,795
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	230	497	—	—	—	—	—	—	727

Commercial	$244,242	$256,635	$50,406	$29,300	$—	$—	$4	$—	$580,587
Pass	244,242	251,937	50,406	29,300	—	—	4	—	575,889
Special Mention	—	4,698	—	—	—	—	—	—	4,698
Substandard	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$110,246	$78,482	$36,613	$30,018	$13,197	$7,172	$10,658	$1,909	$288,295
Primary	$9,422	$6,691	$3,988	$4,644	$371	$1,060	$629	$—	$26,805
Pass	9,422	5,870	3,988	4,644	371	1,045	629	—	25,969
Special Mention	—	125	—	—	—	—	—	—	125
Substandard	—	696	—	—	—	15	—	—	711

Home Equity	$157	$184	$—	$—	$—	$—	$6,051	$—	$6,392
Pass	157	184	—	—	—	—	6,051	—	6,392
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Rental/Investment	$50,558	$32,656	$27,483	$25,019	$12,620	$5,699	$1,066	$557	$155,658
Pass	50,371	31,724	26,695	24,872	12,439	5,166	1,066	557	152,890
Special Mention	—	—	—	83	77	133	—	—	293
Substandard	187	932	788	64	104	400	—	—	2,475

Land Development	$50,109	$38,951	$5,142	$355	$206	$413	$2,912	$1,352	$99,440
Pass	50,109	38,388	5,142	355	203	413	2,912	1,352	98,874
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	563	—	—	3	—	—	—	566

Real Estate - Commercial Mortgage	$967,746	$801,083	$444,205	$402,110	$340,774	$277,789	$76,115	$20,845	$3,330,667
Owner-Occupied	$295,642	$256,807	$199,082	$169,527	$99,540	$85,614	$16,683	$9,733	$1,132,628
Pass	293,851	255,206	193,716	163,358	96,128	83,582	16,043	7,896	1,109,780
Special Mention	1,167	847	—	2,067	228	311	—	1,837	6,457
Substandard	624	754	5,366	4,102	3,184	1,721	640	—	16,391

Non-Owner Occupied	$635,232	$522,998	$237,075	$229,304	$236,347	$189,077	$52,456	$11,112	$2,113,601
Pass	624,289	514,030	237,075	184,673	218,106	175,702	52,456	11,112	2,017,443
Special Mention	9,105	—	—	39,007	4,688	10,788	—	—	63,588
Substandard	1,838	8,968	—	5,624	13,553	2,587	—	—	32,570

Land Development	$36,872	$21,278	$8,048	$3,279	$4,887	$3,098	$6,976	$—	$84,438
Pass	34,719	21,278	6,925	3,210	3,274	3,098	6,976	—	79,480
Special Mention	—	—	1,123	69	46	—	—	—	1,238
Substandard	2,153	—	—	—	1,567	—	—	—	3,720

Installment loans to individuals	$74	$4	$—	$—	$—	$—	$—	$16	$94
Pass	74	4	—	—	—	—	—	16	94
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$2,925,230	$1,329,667	$610,250	$498,294	$372,095	$300,805	$356,222	$25,219	$6,417,782
Pass	2,909,247	1,308,939	599,386	441,774	346,829	283,632	350,588	22,495	6,262,890
Special Mention	10,400	7,622	3,214	45,076	6,455	11,341	187	1,837	86,132
Substandard	5,583	13,106	7,650	11,444	18,811	5,832	5,447	887	68,760

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2021
Commercial, Financial, Agricultural	$14,217	$22,648	$13,758	$8,645	$5,216	$11,821	$216,971	$277	$293,553
Performing Loans	14,217	22,648	13,513	8,627	4,996	11,730	216,554	277	292,562
Non-Performing Loans	—	—	245	18	220	91	417	—	991

Lease Financing Receivables	$6,376	$29,408	$23,195	$10,129	$3,725	$2,423	$—	$—	$75,256
Performing Loans	6,376	29,408	23,195	10,129	3,725	2,423	—	—	75,256
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$4,500	$51,817	$4,168	$—	$152	$—	$—	$—	$60,637
Residential	$3,933	$50,418	$3,676	$—	$152	$—	$—	$—	$58,179
Performing Loans	3,933	50,418	3,676	—	152	—	—	—	58,179
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$567	$1,399	$492	$—	$—	$—	$—	$—	$2,458
Performing Loans	567	1,399	492	—	—	—	—	—	2,458
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$137,286	$536,741	$311,138	$240,837	$179,410	$271,009	$422,860	$3,622	$2,102,903
Primary	$124,455	$491,825	$290,701	$220,720	$162,131	$257,114	$1,574	$45	$1,548,565
Performing Loans	124,455	491,758	288,911	216,768	160,569	254,570	1,563	45	1,538,639
Non-Performing Loans	—	67	1,790	3,952	1,562	2,544	11	—	9,926

Home Equity	$49	$—	$125	$368	$—	$817	$418,553	$3,120	$423,032
Performing Loans	49	—	125	368	—	704	418,039	2,756	422,041
Non-Performing Loans	—	—	—	—	—	113	514	364	991

Rental/Investment	$9,505	$32,937	$18,465	$16,855	$15,873	$11,999	$2,238	$457	$108,329
Performing Loans	9,505	32,631	18,370	16,855	15,790	11,789	2,238	457	107,635
Non-Performing Loans	—	306	95	—	83	210	—	—	694

Land Development	$3,277	$11,979	$1,847	$2,894	$1,406	$1,079	$495	$—	$22,977
Performing Loans	3,277	11,979	1,847	2,891	1,376	1,060	495	—	22,925
Non-Performing Loans	—	—	—	3	30	19	—	—	52

Real Estate - Commercial Mortgage	$22,358	$78,624	$65,782	$50,946	$43,187	$40,740	$10,561	$526	$312,724
Owner-Occupied	$13,295	$47,352	$41,946	$33,008	$28,117	$28,199	$5,351	$331	$197,599
Performing Loans	13,295	47,352	41,946	33,008	27,952	27,692	5,351	331	196,927
Non-Performing Loans	—	—	—	—	165	507	—	—	672

Non-Owner Occupied	$6,441	$19,530	$17,407	$13,692	$12,532	$8,918	$2,166	$145	$80,831
Performing Loans	6,441	19,530	17,407	13,634	12,532	8,868	2,166	145	80,723
Non-Performing Loans	—	—	—	58	—	50	—	—	108

Land Development	$2,622	$11,742	$6,429	$4,246	$2,538	$3,623	$3,044	$50	$34,294
Performing Loans	2,622	11,737	6,429	4,246	2,535	3,478	3,044	50	34,141
Non-Performing Loans	—	5	—	—	3	145	—	—	153

Installment loans to individuals	$10,052	$41,255	$41,440	$11,944	$3,380	$3,296	$9,619	$49	$121,035
Performing Loans	10,052	41,168	41,334	11,887	3,339	3,245	9,609	15	120,649
Non-Performing Loans	—	87	106	57	41	51	10	34	386

Total loans not subject to risk rating	$194,789	$760,493	$459,481	$322,501	$235,070	$329,289	$660,011	$4,474	$2,966,108
Performing Loans	194,789	760,028	457,245	318,413	232,966	325,559	659,059	4,076	2,952,135
Non-Performing Loans	—	465	2,236	4,088	2,104	3,730	952	398	13,973

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2020
Commercial, Financial, Agricultural	$33,805	$16,455	$10,381	$6,396	$2,826	$7,201	$245,485	$305	$322,854
Performing Loans	33,794	16,343	10,340	6,026	2,748	7,181	245,059	305	321,796
Non-Performing Loans	11	112	41	370	78	20	426	—	1,058

Lease Financing Receivables	$32,150	$25,270	$10,999	$4,231	$1,040	$2,172	$—	$—	$75,862
Performing Loans	32,150	25,270	10,999	4,231	992	2,172	—	—	75,814
Non-Performing Loans	—	—	—	—	48	—	—	—	48

Real Estate - Construction	$54,918	$10,334	$295	$153	$—	$—	$343	$—	$66,043
Residential	$53,108	$9,393	$295	$153	$—	$—	$343	$—	$63,292
Performing Loans	53,108	9,393	295	153	—	—	343	—	63,292
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$1,810	$941	$—	$—	$—	$—	$—	$—	$2,751
Performing Loans	1,810	941	—	—	—	—	—	—	2,751
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$517,553	$344,643	$261,735	$196,777	$105,216	$212,214	$426,437	$3,694	$2,068,269
Primary	$470,034	$321,155	$239,542	$176,926	$92,195	$207,721	$1,758	$45	$1,509,376
Performing Loans	470,034	318,929	235,816	175,219	91,479	205,530	1,747	45	1,498,799
Non-Performing Loans	—	2,226	3,726	1,707	716	2,191	11	—	10,577

Home Equity	$—	$203	$372	$—	$45	$799	$421,838	$3,119	$426,376
Performing Loans	—	203	372	—	45	684	421,516	2,642	425,462
Non-Performing Loans	—	—	—	—	—	115	322	477	914

Rental/Investment	$34,079	$20,499	$18,319	$17,758	$11,907	$3,356	$2,330	$530	$108,778
Performing Loans	34,079	20,404	18,245	17,595	11,901	3,196	2,330	530	108,280
Non-Performing Loans	—	95	74	163	6	160	—	—	498

Land Development	$13,440	$2,786	$3,502	$2,093	$1,069	$338	$511	$—	$23,739
Performing Loans	13,440	2,786	3,502	2,062	1,069	338	511	—	23,708
Non-Performing Loans	—	—	—	31	—	—	—	—	31

Real Estate - Commercial Mortgage	$81,953	$71,063	$56,193	$47,013	$35,801	$15,679	$10,772	$488	$318,962
Owner-Occupied	$48,814	$44,606	$36,661	$30,266	$23,974	$11,608	$5,919	$289	$202,137
Performing Loans	48,814	44,344	36,349	30,097	23,885	11,216	5,904	289	200,898
Non-Performing Loans	—	262	312	169	89	392	15	—	1,239

Non-Owner Occupied	$20,483	$18,585	$14,544	$13,821	$8,068	$3,491	$1,999	$147	$81,138
Performing Loans	20,483	18,460	14,486	13,821	8,068	3,439	1,999	147	80,903
Non-Performing Loans	—	125	58	—	—	52	—	—	235

Land Development	$12,656	$7,872	$4,988	$2,926	$3,759	$580	$2,854	$52	$35,687
Performing Loans	12,656	7,872	4,988	2,922	3,759	466	2,854	52	35,569
Non-Performing Loans	—	—	—	4	—	114	—	—	118

Installment loans to individuals	$60,133	$57,198	$13,704	$4,019	$2,459	$1,535	$10,661	$59	$149,768
Performing Loans	60,081	57,119	13,611	3,986	2,407	1,535	10,661	21	149,421
Non-Performing Loans	52	79	93	33	52	—	—	38	347

Total loans not subject to risk rating	$780,512	$524,963	$353,307	$258,589	$147,342	$238,801	$693,698	$4,546	$3,001,758
Performing Loans	780,449	522,064	349,003	256,112	146,353	235,757	692,924	4,031	2,986,693
Non-Performing Loans	63	2,899	4,304	2,477	989	3,044	774	515	15,065

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 4 – Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean purchased loans excluding loans held for sale.

The following is a summary of purchased loans as of the dates presented:

	March 31, 2021	December 31, 2020
Commercial, financial, agricultural	$143,843	$176,513
Real estate – construction:
Residential	2,561	2,859
Commercial	19,771	28,093
Total real estate – construction	22,332	30,952
Real estate – 1-4 family mortgage:
Primary	190,539	214,770
Home equity	72,413	80,392
Rental/investment	28,800	31,928
Land development	13,389	14,654
Total real estate – 1-4 family mortgage	305,141	341,744
Real estate – commercial mortgage:
Owner-occupied	300,616	323,041
Non-owner occupied	546,663	552,728
Land development	25,588	29,454
Total real estate – commercial mortgage	872,867	905,223
Installment loans to individuals	51,723	59,675
Loans	$1,395,906	$1,514,107

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Past Due and Nonaccrual Loans
The Company’s policies with respect to placing loans on nonaccrual status or charging off loans, and its accounting for interest on any such loans, are described above in Note 3, “Non Purchased Loans.”
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2021
Commercial, financial, agricultural	$213	$2	$133,655	$133,870	$65	$1,762	$8,146	$9,973	$143,843
Real estate – construction:
Residential	—	—	2,561	2,561	—	—	—	—	2,561
Commercial	—	—	19,771	19,771	—	—	—	—	19,771
Total real estate – construction	—	—	22,332	22,332	—	—	—	—	22,332
Real estate – 1-4 family mortgage:
Primary	2,819	11	181,372	184,202	339	3,470	2,528	6,337	190,539
Home equity	857	21	70,110	70,988	—	760	665	1,425	72,413
Rental/investment	135	—	28,338	28,473	—	257	70	327	28,800
Land development	66	—	13,289	13,355	—	—	34	34	13,389
Total real estate – 1-4 family mortgage	3,877	32	293,109	297,018	339	4,487	3,297	8,123	305,141
Real estate – commercial mortgage:
Owner-occupied	586	50	297,666	298,302	—	675	1,639	2,314	300,616
Non-owner occupied	—	—	538,699	538,699	—	145	7,819	7,964	546,663
Land development	—	—	25,245	25,245	—	138	205	343	25,588
Total real estate – commercial mortgage	586	50	861,610	862,246	—	958	9,663	10,621	872,867
Installment loans to individuals	1,295	45	50,153	51,493	12	118	100	230	51,723
Loans, net of unearned income	$5,971	$129	$1,360,859	$1,366,959	$416	$7,325	$21,206	$28,947	$1,395,906

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2020
Commercial, financial, agricultural	$818	$101	$163,658	$164,577	$74	$2,024	$9,838	$11,936	$176,513
Real estate – construction:
Residential	—	—	2,859	2,859	—	—	—	—	2,859
Commercial	—	—	28,093	28,093	—	—	—	—	28,093
Total real estate – construction	—	—	30,952	30,952	—	—	—	—	30,952
Real estate – 1-4 family mortgage:
Primary	2,394	74	206,635	209,103	687	2,799	2,181	5,667	214,770
Home equity	294	43	78,739	79,076	4	674	638	1,316	80,392
Rental/investment	180	14	30,931	31,125	—	724	79	803	31,928
Land development	109	—	14,231	14,340	—	—	314	314	14,654
Total real estate – 1-4 family mortgage	2,977	131	330,536	333,644	691	4,197	3,212	8,100	341,744
Real estate – commercial mortgage:
Owner-occupied	2,511	—	317,997	320,508	193	447	1,893	2,533	323,041
Non-owner occupied	207	—	544,694	544,901	7,682	—	145	7,827	552,728
Land development	112	—	28,962	29,074	—	164	216	380	29,454
Total real estate – commercial mortgage	2,830	—	891,653	894,483	7,875	611	2,254	10,740	905,223
Installment loans to individuals	2,026	35	57,339	59,400	31	136	108	275	59,675
Loans, net of unearned income	$8,651	$267	$1,474,138	$1,483,056	$8,671	$6,968	$15,412	$31,051	$1,514,107

There were no restructured loans contractually 90 days past due or more and still accruing at March 31, 2021 and two restructured loans in the aggregate amount of $134 contractually 90 days past due or more and still accruing at March 31, 2020. The outstanding balance of restructured loans on nonaccrual status was $19,140 and $3,797 at March 31, 2021 and March 31, 2020, respectively.

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

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended March 31, 2021
Commercial, financial, agricultural	1	$135	$135
Three months ended March 31, 2020
Real estate – 1-4 family mortgage:
Primary	1	$223	$114

With respect to loans that were restructured during the three months ended March 31, 2021 and March 31, 2020, none have subsequently defaulted and remain outstanding as of the date of this report.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2021	48	$8,687
Additional advances or loans with concessions	1	364
Reductions due to:
Reclassified to nonperforming loans	(1)	(1,317)
Principal paydowns	—	(81)
Totals at March 31, 2021	48	$7,653

The allowance for credit losses attributable to restructured loans was $167 and $56 at March 31, 2021 and March 31, 2020, respectively. The Company had $153 and $7 in remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2021 and March 31, 2020, respectively.

As discussed in Note 3, “Non Purchased Loans,” the Company implemented a loan deferral program in response to the COVID-19 pandemic. As of March 31, 2021, the Company had 139 loans with total balances of approximately $12,000 remaining on deferral. Under the applicable guidance, none of these loans were considered “restructured loans.”

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Credit Quality
A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 3, “Non Purchased Loans.” The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2021
Commercial, Financial, Agricultural	$—	$—	$695	$19,849	$19,070	$36,825	$57,113	$992	$134,544
Pass	—	—	695	17,492	12,727	28,753	49,572	480	109,719
Special Mention	—	—	—	341	87	89	—	—	517
Substandard	—	—	—	2,016	6,256	7,983	7,541	512	24,308

Real Estate - Construction	$—	$—	$—	$10,679	$449	$10,783	$—	$—	$21,911
Residential	$—	$—	$—	$1,006	$449	$685	$—	$—	$2,140
Pass	—	—	—	1,006	449	685	—	—	2,140
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$9,673	$—	$10,098	$—	$—	$19,771
Pass	—	—	—	9,673	—	10,098	—	—	19,771
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$—	$14,248	$5,259	$35,994	$847	$234	$56,582
Primary	$—	$—	$—	$5,773	$2,699	$16,786	$—	$—	$25,258
Pass	—	—	—	4,438	2,608	12,494	—	—	19,540
Special Mention	—	—	—	—	—	970	—	—	970
Substandard	—	—	—	1,335	91	3,322	—	—	4,748

Home Equity	$—	$—	$—	$—	$—	$—	$756	$234	$990
Pass	—	—	—	—	—	—	60	—	60
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	696	234	930

Rental/Investment	$—	$—	$—	$—	$1,863	$16,242	$88	$—	$18,193
Pass	—	—	—	—	1,863	15,062	88	—	17,013
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,180	—	—	1,180

Land Development	$—	$—	$—	$8,475	$697	$2,966	$3	$—	$12,141
Pass	—	—	—	8,475	677	1,498	3	—	10,653
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	20	1,468	—	—	1,488

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - Commercial Mortgage	$—	$—	$—	$72,095	$160,878	$575,810	$20,364	$4,551	$833,698
Owner-Occupied	$—	$—	$—	$14,539	$33,862	$225,908	$3,632	$2	$277,943
Pass	—	—	—	14,539	28,985	190,103	3,605	—	237,232
Special Mention	—	—	—	—	1,596	11,187	—	—	12,783
Substandard	—	—	—	—	3,281	24,618	27	2	27,928

Non-Owner Occupied	$—	$—	$—	$55,609	$123,232	$335,246	$16,500	$4,549	$535,136
Pass	—	—	—	36,677	115,553	291,494	6,447	—	450,171
Special Mention	—	—	—	2,561	—	7,877	—	—	10,438
Substandard	—	—	—	16,371	7,679	35,875	10,053	4,549	74,527

Land Development	$—	$—	$—	$1,947	$3,784	$14,656	$232	$—	$20,619
Pass	—	—	—	1,947	3,784	8,017	232	—	13,980
Special Mention	—	—	—	—	—	5,306	—	—	5,306
Substandard	—	—	—	—	—	1,333	—	—	1,333

Installment loans to individuals	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$—	$—	$695	$116,871	$185,656	$659,412	$78,324	$5,777	$1,046,735
Pass	—	—	695	94,247	166,646	558,204	60,007	480	880,279
Special Mention	—	—	—	2,902	1,683	25,429	—	—	30,014
Substandard	—	—	—	19,722	17,327	75,779	18,317	5,297	136,442

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2020
Commercial, Financial, Agricultural	$—	$711	$28,242	$27,222	$22,377	$20,759	$64,563	$1,788	$165,662
Pass	—	711	24,211	20,930	17,240	16,880	56,736	409	137,117
Special Mention	—	—	357	97	104	—	—	—	558
Substandard	—	—	3,674	6,195	5,033	3,879	7,827	1,379	27,987

Real Estate - Construction	$—	$—	$10,522	$9,228	$10,781	$—	$—	$—	$30,531
Residential	$—	$—	$1,543	$211	$684	$—	$—	$—	$2,438
Pass	—	—	1,543	211	684	—	—	—	2,438
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$8,979	$9,017	$10,097	$—	$—	$—	$28,093
Pass	—	—	8,979	9,017	10,097	—	—	—	28,093
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$—	$—	$14,022	$7,126	$1,112	$38,747	$957	$253	$62,217
Primary	$—	$—	$6,873	$3,212	$595	$17,223	$249	$—	$28,152
Pass	—	—	5,556	3,212	594	12,665	249	—	22,276
Special Mention	—	—	—	—	—	1,120	—	—	1,120
Substandard	—	—	1,317	—	1	3,438	—	—	4,756

Home Equity	$—	$—	$—	$—	$—	$—	$697	$253	$950
Pass	—	—	—	—	—	—	59	—	59
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	638	253	891

Rental/Investment	$—	$—	$—	$1,883	$232	$18,275	$9	$—	$20,399
Pass	—	—	—	1,883	232	16,139	9	—	18,263
Special Mention	—	—	—	—	—	44	—	—	44
Substandard	—	—	—	—	—	2,092	—	—	2,092

Land Development	$—	$—	$7,149	$2,031	$285	$3,249	$2	$—	$12,716
Pass	—	—	7,149	2,009	285	1,793	2	—	11,238
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	22	—	1,456	—	—	1,478

Real Estate - Commercial Mortgage	$—	$—	$76,557	$153,960	$171,487	$435,073	$22,631	$4,688	$864,396
Owner-Occupied	$—	$—	$15,001	$32,567	$61,568	$181,007	$9,723	$2	$299,868
Pass	—	—	15,001	29,276	43,962	161,790	5,808	—	255,837
Special Mention	—	—	—	—	9,670	—	—	—	9,670
Substandard	—	—	—	3,291	7,936	19,217	3,915	2	34,361

Non-Owner Occupied	$—	$—	$55,962	$117,592	$107,004	$242,249	$12,720	$4,686	$540,213
Pass	—	—	37,002	109,910	83,738	221,423	6,431	—	458,504
Special Mention	—	—	2,591	—	5,302	2,622	—	—	10,515
Substandard	—	—	16,369	7,682	17,964	18,204	6,289	4,686	71,194

Land Development	$—	$—	$5,594	$3,801	$2,915	$11,817	$188	$—	$24,315
Pass	—	—	5,594	3,801	2,780	4,962	188	—	17,325
Special Mention	—	—	—	—	—	5,438	—	—	5,438
Substandard	—	—	—	—	135	1,417	—	—	1,552

Installment loans to individuals	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$—	$711	$129,343	$197,536	$205,757	$494,579	$88,151	$6,729	$1,122,806
Pass	—	711	105,035	180,249	159,612	435,652	69,482	409	951,150
Special Mention	—	—	2,948	97	15,076	9,224	—	—	27,345
Substandard	—	—	21,360	17,190	31,069	49,703	18,669	6,320	144,311

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating by origination date:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2021
Commercial, Financial, Agricultural	$—	$—	$—	$412	$384	$3,004	$5,260	$239	$9,299
Performing Loans	—	—	—	412	384	3,004	5,240	239	9,279
Non-Performing Loans	—	—	—	—	—	—	20	—	20

Real Estate - Construction	$—	$—	$—	$421	$—	$—	$—	$—	$421
Residential	$—	$—	$—	$421	$—	$—	$—	$—	$421
Performing Loans	—	—	—	421	—	—	—	—	421
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$368	$2,520	$29,796	$149,758	$63,625	$2,492	$248,559
Primary	$—	$—	$246	$1,899	$26,826	$135,980	$233	$97	$165,281
Performing Loans	—	—	246	1,789	26,072	131,995	233	24	160,359
Non-Performing Loans	—	—	—	110	754	3,985	—	73	4,922

Home Equity	$—	$—	$—	$550	$2,702	$2,504	$63,272	$2,395	$71,423
Performing Loans	—	—	—	550	2,702	2,416	62,569	1,975	70,212
Non-Performing Loans	—	—	—	—	—	88	703	420	1,211

Rental/Investment	$—	$—	$122	$—	$196	$10,169	$120	$—	$10,607
Performing Loans	—	—	122	—	196	10,080	120	—	10,518
Non-Performing Loans	—	—	—	—	—	89	—	—	89

Land Development	$—	$—	$—	$71	$72	$1,105	$—	$—	$1,248
Performing Loans	—	—	—	71	72	1,105	—	—	1,248
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$—	$—	$334	$1,230	$994	$34,460	$2,151	$—	$39,169
Owner-Occupied	$—	$—	$—	$654	$607	$19,757	$1,655	$—	$22,673
Performing Loans	—	—	—	654	607	19,437	1,655	—	22,353
Non-Performing Loans	—	—	—	—	—	320	—	—	320

Non-Owner Occupied	$—	$—	$334	$424	$—	$10,347	$422	$—	$11,527
Performing Loans	—	—	334	424	—	10,215	422	—	11,395
Non-Performing Loans	—	—	—	—	—	132	—	—	132

Land Development	$—	$—	$—	$152	$387	$4,356	$74	$—	$4,969
Performing Loans	—	—	—	152	387	4,301	74	—	4,914
Non-Performing Loans	—	—	—	—	—	55	—	—	55

Installment loans to individuals	$—	$—	$—	$30,610	$13,880	$5,004	$2,179	$50	$51,723
Performing Loans	—	—	—	30,572	13,826	4,849	2,174	28	51,449
Non-Performing Loans	—	—	—	38	54	155	5	22	274

Total loans not subject to risk rating	$—	$—	$702	$35,193	$45,054	$192,226	$73,215	$2,781	$349,171
Performing Loans	—	—	702	35,045	44,246	187,402	72,487	2,266	342,148
Non-Performing Loans	—	—	—	148	808	4,824	728	515	7,023

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2020
Commercial, Financial, Agricultural	$—	$—	$445	$349	$303	$2,899	$6,809	$46	$10,851
Performing Loans	—	—	445	349	303	2,899	6,784	46	10,826
Non-Performing Loans	—	—	—	—	—	—	25	—	25

Real Estate - Construction	$—	$—	$421	$—	$—	$—	$—	$—	$421
Residential	$—	$—	$421	$—	$—	$—	$—	$—	$421
Performing Loans	—	—	421	—	—	—	—	—	421
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$371	$3,082	$33,674	$28,169	$140,689	$70,870	$2,672	$279,527
Primary	$—	$248	$1,953	$30,078	$25,956	$127,642	$630	$111	$186,618
Performing Loans	—	248	1,842	29,321	25,935	122,970	630	25	180,971
Non-Performing Loans	—	—	111	757	21	4,672	—	86	5,647

Home Equity	$—	$—	$742	$3,324	$1,668	$1,027	$70,120	$2,561	$79,442
Performing Loans	—	—	742	3,324	1,668	960	69,518	2,124	78,336
Non-Performing Loans	—	—	—	—	—	67	602	437	1,106

Rental/Investment	$—	$123	$—	$200	$193	$10,893	$120	$—	$11,529
Performing Loans	—	123	—	200	193	10,800	120	—	11,436
Non-Performing Loans	—	—	—	—	—	93	—	—	93

Land Development	$—	$—	$387	$72	$352	$1,127	$—	$—	$1,938
Performing Loans	—	—	387	30	117	1,127	—	—	1,661
Non-Performing Loans	—	—	—	42	235	—	—	—	277

Real Estate - Commercial Mortgage	$—	$337	$597	$1,063	$982	$35,946	$1,902	$—	$40,827
Owner-Occupied	$—	$—	$—	$625	$660	$20,531	$1,357	$—	$23,173
Performing Loans	—	—	—	625	660	20,253	1,357	—	22,895
Non-Performing Loans	—	—	—	—	—	278	—	—	278

Non-Owner Occupied	$—	$337	$443	$49	$66	$11,467	$153	$—	$12,515
Performing Loans	—	337	443	49	66	11,331	153	—	12,379
Non-Performing Loans	—	—	—	—	—	136	—	—	136

Land Development	$—	$—	$154	$389	$256	$3,948	$392	$—	$5,139
Performing Loans	—	—	154	389	256	3,890	392	—	5,081
Non-Performing Loans	—	—	—	—	—	58	—	—	58

Installment loans to individuals	$—	$—	$34,976	$15,497	$1,118	$4,348	$3,676	$60	$59,675
Performing Loans	—	—	34,942	15,405	1,051	4,262	3,676	29	59,365
Non-Performing Loans	—	—	34	92	67	86	—	31	310

Total loans not subject to risk rating	$—	$708	$39,521	$50,583	$30,572	$183,882	$83,257	$2,778	$391,301
Performing Loans	—	708	39,376	49,692	30,249	178,492	82,630	2,224	383,371
Non-Performing Loans	—	—	145	891	323	5,390	627	554	7,930

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5 – Allowance for Credit Losses
(In Thousands)
The following is a summary of total non purchased and purchased loans as of the dates presented:

	March 31, 2021	December 31, 2020
Commercial, financial, agricultural	$2,249,287	$2,536,984
Lease financing	79,271	80,022
Real estate – construction:
Residential	255,356	246,673
Commercial	700,562	611,431
Total real estate – construction	955,918	858,104
Real estate – 1-4 family mortgage:
Primary	1,766,751	1,750,951
Home equity	504,620	513,160
Rental/investment	285,779	296,364
Land development	128,911	137,833
Total real estate – 1-4 family mortgage	2,686,061	2,698,308
Real estate – commercial mortgage:
Owner-occupied	1,644,770	1,657,806
Non-owner occupied	2,767,869	2,747,467
Land development	136,388	149,579
Total real estate – commercial mortgage	4,549,027	4,554,852
Installment loans to individuals	172,859	209,537
Gross loans	10,692,423	10,937,807
Unearned income	(4,015)	(4,160)
Loans, net of unearned income	10,688,408	10,933,647
Allowance for credit losses on loans	(173,106)	(176,144)
Net loans	$10,515,302	$10,757,503

Allowance for Credit Losses on Loans

The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb credit losses inherent in the entire loan portfolio. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis. Expected credit loss inherent in non-cancellable off-balance-sheet credit exposures is accounted for as a separate liability in the Consolidated Balance Sheets. The allowance for credit losses on loans held for investment, as reported in the Company’s Consolidated Balance Sheets, is adjusted by a provision for credit losses, which is reported in earnings, and reduced by net charge-offs. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. For more information about the Company’s policies and procedures for determining the amount of the allowance for credit losses, please refer to the discussion in Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses in the Company’s loan portfolio. As of March 31, 2021 and December 31, 2020, the Company had accrued interest receivable for loans of $56,199 and $56,459, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets. Although the Company made the election to exclude accrued interest from the measurement of the allowance for credit losses, the Company did have an allowance for credit losses on interest deferred as part of the loan deferral program of $1,375 and $1,500, respectively, as of March 31, 2021 and December 31, 2020. The decrease in the balance during the first quarter of 2021 is due to the charge-off of deferred interest balances.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Three Months Ended March 31, 2021
Allowance for credit losses:
Beginning balance	$39,031	$16,047	$32,165	$76,127	$1,624	$11,150	$176,144
Charge-offs	(3,498)	(52)	(101)	(61)	—	(1,658)	(5,370)
Recoveries	289	13	261	171	11	1,587	2,332
Net (charge-offs) recoveries	(3,209)	(39)	160	110	11	(71)	(3,038)
Provision for credit losses on loans	1,770	(1,031)	(631)	(12)	(89)	(7)	—
Ending balance	$37,592	$14,977	$31,694	$76,225	$1,546	$11,072	$173,106
Period-End Amount Allocated to:
Individually evaluated	$9,908	$—	$232	$4,846	$—	$607	$15,593
Collectively evaluated	27,684	14,977	31,462	71,379	1,546	10,465	157,513
Ending balance	$37,592	$14,977	$31,694	$76,225	$1,546	$11,072	$173,106
Loans:
Individually evaluated	$15,435	$—	$6,311	$18,508	$—	$621	$40,875
Collectively evaluated	2,233,852	955,918	2,679,750	4,530,519	75,256	172,238	10,647,533
Ending balance	$2,249,287	$955,918	$2,686,061	$4,549,027	$75,256	$172,859	$10,688,408

Nonaccruing loans with no allowance for credit losses	$1,848	$—	$4,695	$2,113	$—	$—	$8,656

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total

Three Months Ended March 31, 2020
Allowance for credit losses:
Beginning balance	$10,658	$5,029	$9,814	$24,990	$910	$761	$52,162
Impact of the adoption of ASC 326	11,351	3,505	14,314	4,293	521	8,500	42,484
Charge-offs	(393)	—	(221)	(2,047)	—	(2,688)	(5,349)
Recoveries	190	—	88	1,699	5	2,556	4,538
Net (charge-offs) recoveries	(203)	—	(133)	(348)	5	(132)	(811)
Provision for credit losses on loans	4,131	2,390	3,325	15,302	152	1,050	26,350
Ending balance	$25,937	$10,924	$27,320	$44,237	$1,588	$10,179	$120,185
Period-End Amount Allocated to:
Individually evaluated	$3,653	$—	$370	$856	$—	$270	$5,149
Collectively evaluated	22,284	10,924	26,950	43,381	1,588	9,909	115,036
Ending balance	$25,937	$10,924	$27,320	$44,237	$1,588	$10,179	$120,185
Loans:
Individually evaluated	$10,460	$2,728	$5,865	$7,508	$—	$625	$27,186
Collectively evaluated	1,414,116	785,167	2,840,436	4,301,200	84,679	316,593	9,742,191
Ending balance	$1,424,576	$787,895	$2,846,301	$4,308,708	$84,679	$317,218	$9,769,377

Nonaccruing loans with no allowance for credit losses	$4,224	$2,728	$3,309	$2,594	$—	$—	$12,855

The Company did not record a provision for credit losses during the first quarter of 2021, as compared to a provision for credit losses on loans of $26,350 in the first quarter of 2020. The Company’s allowance for credit loss model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. Based on the continual improvements in these forecasts over the last few quarters, the Company determined that additional provisioning during the first quarter of 2021 was not necessary.
Allowance for Credit Losses on Unfunded Loan Commitments
The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in the “Other liabilities” line item on the Consolidated Balance Sheets. For more information about the Company’s policies and procedures for determining the amount of the allowance for credit losses on unfunded loan commitments, please refer to the discussion in Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The following tables provide a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2021
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,535
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	—
Ending balance	$20,535

Three Months Ended March 31, 2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$946
Impact of the adoption of ASC 326	10,389
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	3,400
Ending balance	$14,735

Note 6 – Other Real Estate Owned
(In Thousands)

The following tables provide details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

	Purchased OREO	Non Purchased OREO	Total OREO
March 31, 2021
Residential real estate	$405	$79	$484
Commercial real estate	1,161	1,948	3,109
Residential land development	337	4	341
Commercial land development	1,776	261	2,037
Total	$3,679	$2,292	$5,971
December 31, 2020
Residential real estate	$72	$107	$179
Commercial real estate	1,741	924	2,665
Residential land development	337	676	1,013
Commercial land development	1,777	338	2,115
Total	$3,927	$2,045	$5,972

Changes in the Company’s purchased and non purchased OREO were as follows:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at January 1, 2021	$3,927	$2,045	$5,972
Transfers of loans	516	1,523	2,039
Impairments	—	(70)	(70)
Dispositions	(700)	(1,206)	(1,906)
Other	(64)	—	(64)
Balance at March 31, 2021	$3,679	$2,292	$5,971

At March 31, 2021 and December 31, 2020, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $1,830 and $1,308, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended
	March 31,
	2021	2020
Repairs and maintenance	$20	$86
Property taxes and insurance	11	133
Impairments	70	197
Net (gains) losses on OREO sales	(56)	12
Rental income	(4)	(10)
Total	$41	$418

Note 7 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the three months ended March 31, 2021 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2021	$936,916	$2,767	$939,683
Additions to goodwill and other adjustments	—	—	—
Balance at March 31, 2021	$936,916	$2,767	$939,683

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2021
Core deposit intangibles	$82,492	$(55,091)	$27,401
Customer relationship intangible	2,470	(1,329)	1,141
Total finite-lived intangible assets	$84,962	$(56,420)	$28,542
December 31, 2020
Core deposit intangibles	$82,492	$(53,539)	$28,953
Customer relationship intangible	2,470	(1,284)	1,186
Total finite-lived intangible assets	$84,962	$(54,823)	$30,139

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended
	March 31,
	2021	2020
Amortization expense for:
Core deposit intangibles	$1,553	$1,850
Customer relationship intangible	45	45
Total intangible amortization	$1,598	$1,895

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2021 and the succeeding four years is summarized as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2021	$5,860	$181	$6,041
2022	4,940	181	5,121
2023	4,044	181	4,225
2024	3,498	181	3,679
2025	3,103	181	3,284

Note 8 – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights (“MSRs”) are recognized as a separate asset on the date the corresponding mortgage loan is sold. MSRs are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions, including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors, and is subject to significant fluctuation as a result of actual prepayment speeds, default rates and losses differing from estimates thereof. Servicing rights are evaluated for impairment (or reversals of prior impairments) quarterly based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance in the amount that unamortized cost exceeds fair value. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances related to servicing rights are reported in “Mortgage banking income” on the Consolidated Statements of Income.
There was a positive valuation adjustment of $13,561 during the three months ended March 31, 2021 on MSRs. This positive adjustment primarily arose from an increase in mortgage interest rates and a corresponding decrease in actual prepayment speeds. During the three months ended March 31, 2020 there was a negative valuation adjustment of $9,571 which was caused by a difference between actual prepayment speeds and the Company’s assumptions with respect to prepayment speeds. A decline in mortgage interest rates or an increase in actual prepayment speeds may cause negative adjustments to the valuation of the Company’s MSRs.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2021	$62,994
Capitalization	9,409
Amortization	(5,701)
Valuation adjustment	13,561
Balance at March 31, 2021	$80,263

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2021	December 31, 2020
Unpaid principal balance	$7,776,998	$7,322,671

Weighted-average prepayment speed (CPR)	11.53%	15.05%
Estimated impact of a 10% increase	$(3,776)	$(4,001)
Estimated impact of a 20% increase	(7,330)	(7,674)

Discount rate	9.84%	9.86%
Estimated impact of a 10% increase	$(3,163)	$(2,144)
Estimated impact of a 20% increase	(6,097)	(4,144)

Weighted-average coupon interest rate	3.46%	3.58%
Weighted-average servicing fee (basis points)	30.32	29.94
Weighted-average remaining maturity (in years)	6.37	5.14
The Company recorded servicing fees of $4,071 and $2,623 for the three months ended March 31, 2021 and 2020, respectively, which are included in “Mortgage banking income” in the Consolidated Statements of Income.

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

Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost	$—	$—	$1	$2
Interest cost	166	242	4	5
Expected return on plan assets	(443)	(413)	—	—
Recognized actuarial loss (gain)	54	79	—	(18)
Net periodic (return) benefit cost	$(223)	$(92)	$5	$(11)

Incentive Compensation Plans
The Company maintains a long-term equity compensation plan that provides for the grant of stock options and the award of restricted stock. There were no stock options granted, nor compensation expense associated with options recorded, during the three months ended March 31, 2021 or 2020.
The following table summarizes information about options outstanding, exercised and forfeited as of and for the three months ended March 31, 2021:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	10,500	$14.96
Granted	—	—
Exercised	(2,000)	14.96
Forfeited	—	—
Options outstanding at end of period	8,500	$14.96

The Company also awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to non-employee directors, executives, and other officers and employees.
The following table summarizes the changes in restricted stock as of and for the three months ended March 31, 2021:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	132,827	$32.88	548,416	$34.15
Awarded	78,230	34.02	212,224	36.20
Vested	—	—	(89,240)	40.20
Cancelled	—	—	(19,461)	37.05
Nonvested at end of period	211,057	$33.30	651,939	$33.90
During the three months ended March 31, 2021, the Company reissued 93,859 shares from treasury in connection with the exercise of stock options and awards of restricted stock. The Company recorded total stock-based compensation expense of $2,756 and $2,750 for the three months ended March 31, 2021 and 2020, respectively.

Note 10 – Derivative Instruments
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
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Balance Sheet	March 31, 2021		December 31, 2020
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$232,095	$7,111	$222,933	$9,884
Interest rate lock commitments	Other Assets	598,448	11,875	589,701	19,824
Forward commitments	Other Assets	847,000	13,767	—	—
Totals		$1,677,543	$32,753	$812,634	$29,708
Derivative liabilities:
Interest rate contracts	Other Liabilities	$232,095	$7,111	$222,933	$9,884
Interest rate lock commitments	Other Liabilities	51,290	373	—	—
Forward commitments	Other Liabilities	60,000	53	716,000	5,090
Totals		$343,385	$7,537	$938,933	$14,974
Gains and losses included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the dates presented:

	Three Months Ended March 31,
	2021	2020
Interest rate contracts:
Included in interest income on loans	$370	$736
Interest rate lock commitments:
Included in mortgage banking income	(8,322)	21,821
Forward commitments
Included in mortgage banking income	18,803	(15,470)
Total	$10,851	$7,087
Derivatives designated as cash flow hedges
Cash flow hedge relationships mitigate exposure to the variability of future cash flow or other forecasted transactions. The Company uses interest rate swap contracts in an effort to manage future interest rate exposure on borrowings. The hedging strategy converts the LIBOR-based variable interest rate on the forecasted borrowings to a fixed interest rate. As of March 31, 2021, the Company is hedging its exposure to the variability of future cash flows through 2030 and a portion of these hedges are forward starting.
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	March 31, 2021		December 31, 2020
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$200,000	$16,474	$175,000	$3,866
Derivative liabilities:
Interest rate swaps	Other Liabilities	$62,000	$3,798	$87,000	$5,924
Changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the three months ended March 31, 2021 or 2020. The impact on other comprehensive income for the three months ended March 31, 2021 and 2020 is discussed in Note 13, “Other Comprehensive Income (Loss).”
Derivatives designated as fair value hedges

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Fair value hedges protect against changes in the fair value of an asset, liability, or firm commitment. The Company enters into interest rate swap agreements to manage interest rate exposure on certain of the Company’s fixed-rate subordinated notes. The agreements convert the fixed interest rates to LIBOR-based variable interest rates.
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	March 31, 2021		December 31, 2020
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$7,650	$100,000	$209
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss Recognized in Income)
	Income Statement	Three Months Ended March 31,
	Location	2021	2020
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$(7,650)	$—
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$7,650	$—
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Long-term debt	$90,717	$98,114	$7,650	$209
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Gross amounts recognized	$30,352	$3,866	$18,501	$21,107
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	30,352	3,866	18,501	21,107
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	9,172	3,866	9,172	3,866
Financial collateral pledged	—	—	9,329	14,042
Net amounts	$21,180	$—	$—	$3,199

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Income Taxes

(In Thousands)

The following table is a summary of the Company’s temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates presented.

	March 31,	December 31,
	2021	2020
Deferred tax assets
Allowance for credit losses	$53,318	$53,597
Loans	4,883	5,526
Deferred compensation	12,311	13,114
Impairment of assets	874	1,067
Net operating loss carryforwards	1,667	1,857
Lease liabilities under operating leases	18,168	17,732
Other	3,504	3,539
Total deferred tax assets	94,725	96,432
Deferred tax liabilities
Net unrealized gains on securities	6,804	8,434
Investment in partnerships	719	793
Fixed assets	2,534	3,285
Mortgage servicing rights	19,025	14,623
Junior subordinated debt	2,223	2,245
Intangibles	3,968	3,882
Lease right-of-use asset	17,239	16,833
Other	1,459	1,672
Total deferred tax liabilities	53,971	51,767
Net deferred tax assets	$40,754	$44,665

For the three months ended March 31, 2021 and 2020, the Company recorded a provision for income taxes totaling $16,842 and $773, respectively. The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences. The effective tax rate was 22.59% and 27.80% for the three months ended March 31, 2021 and 2020, respectively.
The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state departments of revenue for the years ending December 31, 2017 through December 31, 2019.
The Company acquired both federal and state net operating losses as part of its previous acquisitions with varying expiration periods. The federal and state net operating losses acquired in its acquisition of Brand Group Holdings, Inc. (“Brand”) were $81,288 and $55,067, respectively, as of the September 1, 2018 acquisition date, all created in 2018. As part of The Tax Cuts and Jobs Act and corresponding state tax laws, the federal net operating losses and the majority of the state net operating losses created by Brand have an indefinite carryforward period. As of March 31, 2021, there are state net operating losses acquired in the Brand acquisition without expiration periods of $21,781. The federal and state net operating losses acquired in the Company’s acquisition of Heritage Financial Group, Inc. (“Heritage”) in 2015 were $18,321 and $16,849, respectively, of which $2,788 and $1,965 remain to be utilized as of March 31, 2021. The net operating losses related to the Heritage acquisition begin to expire in 2029 and are expected to be utilized. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the period ending March 31, 2021.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Fair Value Measurements
(In Thousands)
Fair Value Measurements and the Fair Level Hierarchy
FASB Accounting Standards Codification Topic (“ASC”) 820, “Fair Value Measurements and Disclosures,” provides guidance for using fair value to measure assets and liabilities and also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3).
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
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
March 31, 2021
Financial assets:
Securities available for sale	$—	$1,536,041	$—	$1,536,041
Derivative instruments	—	49,227	—	49,227
Mortgage loans held for sale in loans held for sale	—	502,002	—	502,002
Total financial assets	$—	$2,087,270	$—	$2,087,270
Financial liabilities:
Derivative instruments:	$—	$18,985	$—	$18,985

	Level 1	Level 2	Level 3	Totals
December 31, 2020
Financial assets:
Trust preferred securities	$—	$—	$9,012	$9,012
Other available for sale securities	—	1,334,445	—	1,334,445
Total securities available for sale	—	1,334,445	9,012	1,343,457
Derivative instruments	—	33,574	—	33,574
Mortgage loans held for sale in loans held for sale	—	417,771	—	417,771
Total financial assets	$—	$1,785,790	$9,012	$1,794,802
Financial liabilities:
Derivative instruments	$—	$21,107	$—	$21,107

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the three months ended March 31, 2021.
The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of the dates presented:

	2021	2020
Three Months Ended March 31, 2021	Trust preferred securities	Trust preferred securities
Three Months Ended March 31,
Balance at beginning of period	$9,012	$9,986
Accretion included in net income	7	9
Unrealized gains (losses) included in other comprehensive income	941	(1,319)
Realized losses	2,061	—
Sales	(12,021)	—
Settlements	—	(72)
Balance at end of period	$—	$8,604

For the three months ended March 31, 2021 and 2020, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

Nonrecurring Fair Value Measurements
Certain assets and liabilities may be recorded at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically are a result of the application of the lower of cost or market accounting or a write-down occurring during the period.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide the fair value measurement for assets measured at fair value on a nonrecurring basis that were still held on the Consolidated Balance Sheets as of the dates presented and the level within the fair value hierarchy each is classified:

March 31, 2021	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$8,810	$8,810
OREO	—	—	215	215
Mortgage servicing rights	—	—	80,263	80,263
Total	$—	$—	$89,288	$89,288

December 31, 2020	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$24,145	$24,145
OREO	—	—	2,736	2,736
Mortgage servicing rights	—	—	62,994	62,994
Total	$—	$—	$89,875	$89,875

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Individually evaluated loans: Loans are individually evaluated for credit losses each quarter taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Individually evaluated loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Individually evaluated loans that were measured or re-measured at fair value had a carrying value of $14,477 and $36,990 at March 31, 2021 and December 31, 2020, respectively, and a specific reserve for these loans of $5,667 and $12,845 was included in the allowance for credit losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets as of the dates presented:

	March 31, 2021	December 31, 2020
Carrying amount prior to remeasurement	$285	$4,051
Impairment recognized in results of operations	(70)	(1,315)
Fair value	$215	$2,736

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at March 31, 2021 and fair value at December 31, 2020. There were $13,561 of positive valuation adjustments on MSRs during the three months ended March 31, 2021 and $11,726 of negative valuation adjustments recognized during the twelve months ended December 31, 2020.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table presents information as of March 31, 2021 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans, net of allowance for credit losses	$8,810	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$215	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net losses of $12,231 and net gains of $12,709 resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2021 and 2020, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2021 and December 31, 2020:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2021
Mortgage loans held for sale measured at fair value	$502,002	$492,064	$9,938

December 31, 2020
Mortgage loans held for sale measured at fair value	$417,771	$395,602	$22,169

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of March 31, 2021	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,261,916	$1,261,916	$—	$—	$1,261,916
Securities available for sale	1,536,041	—	1,536,041	—	1,536,041
Loans held for sale	502,002	—	502,002	—	502,002
Loans, net	10,515,302	—	—	10,420,129	10,420,129
Mortgage servicing rights	80,263	—	—	83,730	83,730
Derivative instruments	49,227	—	49,227	—	49,227
Financial liabilities
Deposits	$12,736,908	$11,133,259	$1,610,535	$—	$12,743,794
Short-term borrowings	12,154	12,154	—	—	12,154
Federal Home Loan Bank advances	152,124	—	157,139	—	157,139
Junior subordinated debentures	110,939	—	99,076	—	99,076
Subordinated notes	204,597	—	219,900	—	219,900
Derivative instruments	18,985	—	18,985	—	18,985

		Fair Value
As of December 31, 2020	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$633,203	$633,203	$—	$—	$633,203
Securities available for sale	1,343,457	—	1,334,445	9,012	1,343,457
Loans held for sale	417,771	—	417,771	—	417,771
Loans, net	10,757,503	—	—	10,668,625	10,668,625
Mortgage servicing rights	62,994	—	—	62,994	62,994
Derivative instruments	33,574	—	33,574	—	33,574
Financial liabilities
Deposits	$12,059,081	$10,363,193	$1,706,005	$—	$12,069,198
Short-term borrowings	21,340	21,340	—	—	21,340
Federal Home Loan Bank advances	152,167	—	158,914	—	158,914
Junior subordinated debentures	110,794	—	93,092	—	93,092
Subordinated notes	212,009	—	217,575	—	217,575
Derivative instruments	21,107	—	21,107	—	21,107

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended March 31, 2021
Securities available for sale:
Unrealized holding losses on securities	$(20,044)	$(5,101)	$(14,943)
Reclassification adjustment for gains realized in net income	(1,357)	(345)	(1,012)
Total securities available for sale	(21,401)	(5,446)	(15,955)
Derivative instruments:
Unrealized holding gains on derivative instruments	14,734	3,750	10,984
Total derivative instruments	14,734	3,750	10,984
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	54	12	42
Total defined benefit pension and post-retirement benefit plans	54	12	42
Total other comprehensive loss	$(6,613)	$(1,684)	$(4,929)
Three months ended March 31, 2020
Securities available for sale:
Unrealized holding gains on securities	$22,389	$5,695	$16,694
Total securities available for sale	22,389	5,695	16,694
Derivative instruments:
Unrealized holding losses on derivative instruments	(4,028)	(1,025)	(3,003)
Total derivative instruments	(4,028)	(1,025)	(3,003)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	62	16	46
Total defined benefit pension and post-retirement benefit plans	62	16	46
Total other comprehensive income	$18,423	$4,686	$13,737

The accumulated balances for each component of other comprehensive income, net of tax, were as follows as of the dates presented:

	March 31, 2021	December 31, 2020
Unrealized gains on securities	$14,972	$42,246
Non-credit related portion of previously recorded other-than-temporary impairment on securities	—	(11,319)
Unrealized gains (losses) on derivative instruments	10,346	(638)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(5,179)	(5,221)
Total accumulated other comprehensive income	$20,139	$25,068

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

	Three Months Ended
	March 31,
	2021	2020
Basic
Net income applicable to common stock	$57,908	$2,008
Average common shares outstanding	56,240,201	56,534,816
Net income per common share - basic	$1.03	$0.04
Diluted
Net income applicable to common stock	$57,908	$2,008
Average common shares outstanding	56,240,201	56,534,816
Effect of dilutive stock-based compensation	278,998	171,473
Average common shares outstanding - diluted	56,519,199	56,706,289
Net income per common share - diluted	$1.02	$0.04

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	March 31,
	2021	2020
Number of shares	1,875	236,327
Exercise prices (for stock option awards)	—	—

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	March 31, 2021		December 31, 2020
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,353,317	9.49%	$1,306,597	9.37%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,245,969	11.05%	1,199,394	10.93%
Tier 1 Capital to Risk-Weighted Assets	1,353,317	12.00%	1,306,597	11.91%
Total Capital to Risk-Weighted Assets	1,701,667	15.09%	1,653,694	15.07%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,412,831	9.91%	$1,369,994	9.83%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,412,831	12.52%	1,369,994	12.49%
Tier 1 Capital to Risk-Weighted Assets	1,412,831	12.52%	1,369,994	12.49%
Total Capital to Risk-Weighted Assets	1,548,990	13.72%	1,504,985	13.73%

Common equity Tier 1 capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. The required capital conservation buffer is 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. As shown in the tables above, as of March 31, 2021, the Company’s CET1 capital was in excess of the capital conservation buffer.
The Company has elected to take advantage of transitional relief offered by the Federal Reserve and the FDIC to delay for two years the estimated impact of Accounting Standards Codification Topic 326, “Financial Instruments - Credit Losses” (“ASC 326”), often referred to as CECL, on regulatory capital, followed by a three-year transitional period to phase out the capital benefit provided by the two-year delay.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
•The Wealth Management segment, through the Trust division, offers a broad range of fiduciary services including the administration (as trustee or in other fiduciary or representative capacities) of benefit plans, management of trust accounts, inclusive of personal and corporate benefit accounts, and custodial accounts, as well as accounting and money management for trust accounts. In addition, the Wealth Management segment, through the Financial Services division, provides specialized products and services to customers, which include fixed and variable annuities, mutual funds and other investment services through a third party broker-dealer.
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
The following table provides financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended March 31, 2021
Net interest income (loss)	$112,948	$107	$384	$(3,791)	$109,648
Provision for credit losses	—	—	—	—	—
Noninterest income (loss)	73,070	3,248	5,171	(452)	81,037
Noninterest expense	109,586	1,923	4,101	325	115,935
Income (loss) before income taxes	76,432	1,432	1,454	(4,568)	74,750
Income tax expense (benefit)	17,656	367	—	(1,181)	16,842
Net income (loss)	$58,776	$1,065	$1,454	$(3,387)	$57,908

Total assets	$15,525,500	$31,004	$64,320	$1,747	$15,622,571
Goodwill	$936,916	$2,767	$—	$—	$939,683

Three months ended March 31, 2020
Net interest income (loss)	$108,869	$187	$441	$(2,895)	$106,602
Provision for credit losses	26,212	—	138	—	26,350
Noninterest income (loss)	30,683	2,940	4,344	(397)	37,570
Noninterest expense (benefit)	109,284	1,886	3,945	(74)	115,041
Income (loss) before income taxes	4,056	1,241	702	(3,218)	2,781
Income tax expense (benefit)	1,280	330	—	(837)	773
Net income (loss)	$2,776	$911	$702	$(2,381)	$2,008

Total assets	$13,776,076	$28,448	$71,895	$24,131	$13,900,550
Goodwill	$936,916	$2,767	$—	$—	$939,683

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
In the current environment, one of the most important factors that could cause the Company’s actual results to differ materially from those in forward-looking statements is the continued impact of the COVID-19 pandemic and related governmental measures to respond to the pandemic on the United States economy and the economies of the markets in which the Company operates and its participation in government programs related to the pandemic. In this Form 10-Q, the Company addresses the historical impact of the pandemic on certain aspects of the Company’s operations and sets forth certain expectations regarding the COVID-19 pandemic’s future impact on the Company’s business, financial condition, results of operations, liquidity, asset quality, capital, cash flows and prospects. The Company believes that its statements regarding future events and conditions in light of the COVID-19 pandemic are reasonable, but these statements are based on assumptions regarding, among other things, how long the pandemic will continue, the pace at which the COVID-19 vaccine can be distributed and administered to residents of the markets the Company serves and the United States generally, the duration, extent and effectiveness of the governmental measures implemented to contain the pandemic and ameliorate its impact on businesses and individuals throughout the United States, and the impact of the pandemic and the government’s virus containment measures on national and local economies, all of which are out of the Company’s control. If the Company’s assumptions underlying its statements about future events prove to be incorrect, the Company’s business, financial condition, results of operations, liquidity, asset quality, capital, cash flows and prospects may be materially different from what is presented in the Company’s forward-looking statements.
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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at March 31, 2021 compared to December 31, 2020.
Assets
Total assets were $15,622,571 at March 31, 2021 compared to $14,929,612 at December 31, 2020.
Investments
The securities portfolio is a liquid source of interest income that also can be used in collateralizing certain deposits and other types of borrowings. The following table shows the carrying value of our securities portfolio, all of which are classified as available for sale, by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	March 31, 2021		December 31, 2020
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
U.S. Treasury securities	$3,050	0.20%	$7,079	0.53%
Obligations of other U.S. Government agencies and corporations	1,004	0.07	1,009	0.08
Obligations of states and political subdivisions	328,818	21.41	305,201	22.72
Mortgage-backed securities	1,139,970	74.21	955,549	71.12
Trust preferred securities	—	—	9,012	0.67
Other debt securities	63,199	4.11	65,607	4.88
	$1,536,041	100.00%	$1,343,457	100.00%
During the three months ended March 31, 2021, we purchased $465,245 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised approximately 93% of these purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Obligations of state and political subdivisions comprised approximately 7% of purchases made during the first three months of 2021.
Proceeds from maturities, calls and principal payments on securities during the first three months of 2021 totaled $95,382. The Company sold municipal securities, residential mortgage backed securities, and trust preferred securities with a carrying value of $154,034 at the time of sale for net proceeds of $155,391, resulting in a net gain on sale of $1,357 during the first three months of 2021. Proceeds from the maturities, calls and principal payments on securities during the first three months of 2020 totaled $76,269. The Company did not sell any securities during the first three months of 2020.
For more information about the Company’s security portfolio, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans Held for Sale
Loans held for sale, which consist of residential mortgage loans being held until they are sold in the secondary market, were $502,002 at March 31, 2021, as compared to $417,771 at December 31, 2020. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Loans
Total loans, excluding loans held for sale, were $10,688,408 at March 31, 2021 and $10,933,647 at December 31, 2020. Non purchased loans totaled $9,292,502 at March 31, 2021 compared to $9,419,540 at December 31, 2020. Loans purchased in previous acquisitions totaled $1,395,906 and $1,514,107 at March 31, 2021 and December 31, 2020, respectively.
The tables below set forth the balance of loans outstanding, net of unearned income and excluding loans held for sale, by loan type and the percentage of each loan type to total loans as of the dates presented:

	March 31, 2021
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural (1)	$2,105,444	$143,843	$2,249,287	21.04%
Lease financing, net of unearned income	75,256	—	75,256	0.70
Real estate – construction:
Residential	252,795	2,561	255,356	2.39
Commercial	680,791	19,771	700,562	6.55
Total real estate – construction	933,586	22,332	955,918	8.94
Real estate – 1-4 family mortgage:
Primary	1,576,212	190,539	1,766,751	16.53
Home equity	432,207	72,413	504,620	4.72
Rental/investment	256,979	28,800	285,779	2.67
Land development	115,522	13,389	128,911	1.21
Total real estate – 1-4 family mortgage	2,380,920	305,141	2,686,061	25.13
Real estate – commercial mortgage:
Owner-occupied	1,344,154	300,616	1,644,770	15.39
Non-owner occupied	2,221,206	546,663	2,767,869	25.90
Land development	110,800	25,588	136,388	1.28
Total real estate – commercial mortgage	3,676,160	872,867	4,549,027	42.57
Installment loans to individuals	121,136	51,723	172,859	1.62
Total loans, net of unearned income	$9,292,502	$1,395,906	$10,688,408	100.00%
(1)Includes Paycheck Protection Program (“PPP”) loans of $860,864 as of March 31, 2021.

	December 31, 2020
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural (1)	$2,360,471	$176,513	$2,536,984	23.20%
Lease financing, net of unearned income	75,862	—	75,862	0.69
Real estate – construction:
Residential	243,814	2,859	246,673	2.26
Commercial	583,338	28,093	611,431	5.59
Total real estate – construction	827,152	30,952	858,104	7.85
Real estate – 1-4 family mortgage:
Primary	1,536,181	214,770	1,750,951	16.02
Home equity	432,768	80,392	513,160	4.69
Rental/investment	264,436	31,928	296,364	2.71
Land development	123,179	14,654	137,833	1.26
Total real estate – 1-4 family mortgage	2,356,564	341,744	2,698,308	24.68
Real estate – commercial mortgage:
Owner-occupied	1,334,765	323,041	1,657,806	15.16
Non-owner occupied	2,194,739	552,728	2,747,467	25.13
Land development	120,125	29,454	149,579	1.37
Total real estate – commercial mortgage	3,649,629	905,223	4,554,852	41.66
Installment loans to individuals	149,862	59,675	209,537	1.92
Total loans, net of unearned income	$9,419,540	$1,514,107	$10,933,647	100.00%

(1)Includes PPP loans of $1,128,703 as of December 31, 2020.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2021, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $12,736,908 and $12,059,081 at March 31, 2021 and December 31, 2020, respectively. Noninterest-bearing deposits were $4,135,360 and $3,685,048 at March 31, 2021 and December 31, 2020, respectively, while interest-bearing deposits were $8,601,548 and $8,374,033 at March 31, 2021 and December 31, 2020, respectively.
The growth in noninterest-bearing deposits across the Company’s footprint during the current year is driven by government stimulus payments and client sentiment to maintain liquidity. Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits. Noninterest bearing deposits represented 32.47% of total deposits at March 31, 2021, as compared to 30.56% of total deposits at December 31, 2020. Under certain circumstances, however, management may elect to acquire non-core deposits in the form of time deposits or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from municipalities, including school boards and utilities. Public fund deposits were $1,548,228 and $1,398,330 at March 31, 2021 and December 31, 2020, respectively.

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

	March 31, 2021	December 31, 2020
	Balance	Balance
Security repurchase agreements	$12,154	$10,947
Federal funds purchased	—	10,393
	$12,154	$21,340
At March 31, 2021, long-term debt consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The following table presents our long-term debt by type as of the dates presented:

	March 31, 2021	December 31, 2020
	Balance	Balance
Long-term FHLB advances	$152,124	$152,167
Junior subordinated debentures	110,939	110,794
Subordinated notes	204,597	212,009
	$467,660	$474,970
Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2021, there were $89 in outstanding long-term FHLB advances scheduled to mature within twelve months or less. The Company had $3,681,061 of availability on unused lines of credit with the FHLB at March 31, 2021, as compared to $3,784,520 at December 31, 2020.
The Company has issued subordinated notes, the proceeds of which have been used for general corporate purposes, including providing capital to support the Company’s growth organically or through strategic acquisitions, repaying indebtedness and financing investments and capital expenditures, and for investments in the Bank as regulatory capital. The subordinated notes qualify as Tier 2 capital under the current regulatory guidelines.
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

Results of Operations
Net Income
Net income for the first quarter of 2021 was $57,908 compared to net income of $2,008 for the first quarter of 2020. Basic and diluted earnings per share (“EPS”) for the first quarter of 2021 were $1.03 and $1.02, respectively, as compared to basic and diluted EPS of $0.04 for the first quarter of 2020. As discussed in more detail below, our net income was significantly impacted by an adjustment to the valuation of our mortgage servicing rights (“MSR”) and the absence of a provision for credit losses expense in the quarter.
From time to time, the Company incurs expenses and charges or recognizes valuation adjustments in connection with certain transactions with respect to which management is unable to accurately predict when these items will be incurred or, when incurred, the amount of such items. The following table presents the impact of these items on reported EPS for the dates presented. The “COVID-19 related expenses” line item in the table below primarily consists of (a) employee overtime and employee benefit accruals directly related to the Company’s response to both the COVID-19 pandemic itself and federal legislation enacted to address the pandemic, such as the CARES Act, and (b) expenses associated with supplying branches with protective equipment and sanitation supplies (such as floor markings and cautionary signage for branches, face coverings and hand sanitizer) as well as more frequent and rigorous branch cleaning.

	Three Months Ended
	March 31, 2021			March 31, 2020
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
MSR valuation adjustment	$(13,561)	$(10,497)	$(0.19)	$9,571	$6,911	$0.12
Restructuring charges	292	226	0.01	—	—	—
COVID-19 related expenses	785	608	0.01	2,903	2,096	0.04
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 57.86% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the first quarter of 2021. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $109,648 for the three months ended March 31, 2021 as compared to $106,602 for the same period in 2020. On a tax equivalent basis, net interest income was $111,264 for the three months ended March 31, 2021 as compared to $108,316 for the same time period in 2020.
The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment:
Non purchased	$8,362,793	$81,928	3.97%	$7,654,662	$88,554	4.65%
Purchased	1,454,637	20,457	5.69	2,032,623	30,187	5.97
Paycheck Protection Program	985,561	10,687	4.40	—	—	—
Total loans held for investment	10,802,991	113,072	4.24	9,687,285	118,741	4.93
Loans held for sale	406,397	2,999	2.96	336,829	2,988	3.57
Securities:
Taxable(1)	1,065,779	4,840	1.82	1,067,274	7,289	2.75
Tax-exempt	306,344	2,284	2.98	225,601	2,058	3.67
Interest-bearing balances with banks	777,166	183	0.10	292,488	811	1.12
Total interest-earning assets	13,358,677	123,378	3.74	11,609,477	131,887	4.57
Cash and due from banks	205,830			186,317
Intangible assets	969,001			975,933
Other assets	670,183			700,823
Total assets	$15,203,691			$13,472,550
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$5,906,230	$3,932	0.27%	$4,939,757	$9,253	0.75%
Savings deposits	882,758	169	0.08	681,182	252	0.15
Time deposits	1,655,778	4,178	1.02	2,116,676	8,989	1.71
Total interest-bearing deposits	8,444,766	8,279	0.40	7,737,615	18,494	0.96
Borrowed funds	483,907	3,835	3.21	829,320	5,077	2.46
Total interest-bearing liabilities	8,928,673	12,114	0.55	8,566,935	23,571	1.11
Noninterest-bearing deposits	3,862,422			2,586,963
Other liabilities	240,171			213,509
Shareholders’ equity	2,172,425			2,105,143
Total liabilities and shareholders’ equity	$15,203,691			$13,472,550
Net interest income/net interest margin		$111,264	3.37%		$108,316	3.75%
(1)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which the Company operates.
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. As discussed in more detail below, the decline in loan yields due to the current low interest rate environment as well as changes in the mix of earning assets during the quarter due to increased liquidity on the balance sheet were the largest contributing factors to the decrease in net interest margin for the three months ended March 31, 2021, as compared to the same period in 2020. The Company has continued to focus on lowering the cost of funding through growing noninterest-bearing deposits and aggressively lowering interest rates on interest-bearing deposits.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three months ended March 31, 2021, as compared to the same period in 2020 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute value of amounts calculated):

	Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
	Volume	Rate	Net
Interest income:
Loans held for investment:
Non purchased	$7,496	$(14,122)	$(6,626)
Purchased	(8,319)	(1,411)	(9,730)
Paycheck Protection Program	10,687	—	10,687
Loans held for sale	565	(554)	11
Securities:
Taxable	(10)	(2,439)	(2,449)
Tax-exempt	654	(428)	226
Interest-bearing balances with banks	551	(1,179)	(628)
Total interest-earning assets	11,624	(20,133)	(8,509)
Interest expense:
Interest-bearing demand deposits	1,531	(6,852)	(5,321)
Savings deposits	61	(144)	(83)
Time deposits	(1,694)	(3,117)	(4,811)
Borrowed funds	(2,505)	1,263	(1,242)
Total interest-bearing liabilities	(2,607)	(8,850)	(11,457)
Change in net interest income	$14,231	$(11,283)	$2,948

Interest income, on a tax equivalent basis, was $123,378 for the three months ended March 31, 2021, as compared to $131,887 for the same period in 2020. This decrease in interest income, on a tax equivalent basis, is due primarily to the Federal Reserve maintaining low interest rates since March 2020 and changes in the mix of earning assets during the quarter due to increased liquidity on the balance sheet.
The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Loans held for investment, excl. PPP	73.49%	83.44%	4.22%	4.93%
Paycheck Protection Program	7.38	—	4.40	—
Loans held for sale	3.04	2.90	2.96	3.57
Securities	10.27	11.14	2.08	2.91
Other	5.82	2.52	0.10	1.12
Total earning assets	100.00%	100.00%	3.74%	4.57%

For the first quarter of 2021, interest income on loans held for investment, on a tax equivalent basis, decreased $5,669 to $113,072 from $118,741 in the same period in 2020. Interest income on loans held for investment decreased primarily due to the Federal Reserve maintaining low interest rates since March 2020. Interest income attributable to PPP loans included in loan interest income for the first quarter of 2021 was $10,687, which consisted of $2,392 in interest income and $8,295 in accretion of net origination fees. There was no interest income attributable to PPP loans during the three months ended March 31, 2020.

The PPP origination fees, net of agent fees paid and other origination costs, are being accreted into interest income over the life of the loan. If a PPP loan is forgiven in whole or in part, as provided under the CARES Act, the Company will recognize the non-accreted portion of the net origination fee attributable to the forgiven portion of such loan as of the date of the final forgiveness determination. PPP loans increased margin and loan yield by eight basis points and two basis points, respectively, during the first quarter of 2021. There was no impact to margin and loan yield attributable to PPP loans for the same period in 2020.
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans held for investment, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended
	March 31,
	2021	2020
Net interest income collected on problem loans	$2,180	$218
Accretable yield recognized on purchased loans(1)	3,088	5,469
Total impact to interest income on loans	$5,268	$5,687

Impact to loan yield	0.20%	0.24%

Impact to net interest margin	0.16%	0.20%
(1)Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $1,272 and $2,187, for the first quarter of 2021 and 2020, respectively. This additional interest income increased total loan yield by five basis points and nine basis points for the first quarter of 2021 and 2020, respectively, while increasing net interest margin by four and eight basis points for the same respective periods.
For the first quarter of 2021, interest income on loans held for sale (consisting of mortgage loans held for sale), on a tax equivalent basis, increased $11 to $2,999 from $2,988 in the same period in 2020.
Investment income, on a tax equivalent basis, decreased $2,223 to $7,124 for the first quarter of 2021 from $9,347 for the first quarter of 2020. The tax equivalent yield on the investment portfolio for the first quarter of 2021 was 2.08%, down 83 basis points from 2.91% for the same period in 2020. The decrease in taxable equivalent yield on securities was a result of the current interest rate environment.
Interest expense was $12,114 for the first quarter of 2021 as compared to $23,571 for the same period in 2020.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Noninterest-bearing demand	30.20%	23.19%	—%	—%
Interest-bearing demand	46.18	44.29	0.27	0.75
Savings	6.90	6.11	0.08	0.15
Time deposits	12.94	18.98	1.02	1.71
Short term borrowings	0.10	4.06	0.31	1.44
Long-term Federal Home Loan Bank advances	1.19	1.37	0.05	1.42
Subordinated notes	1.63	1.01	5.15	5.59
Other borrowed funds	0.86	0.99	4.24	4.85
Total deposits and borrowed funds	100.00%	100.00%	0.38%	0.85%

Interest expense on deposits was $8,279 and $18,494 for the three months ended March 31, 2021 and 2020, respectively. The cost of total deposits was 0.27% and 0.72% for the same respective periods. The decrease in both deposit expense and cost is attributable to the Company’s efforts to reduce deposit rates as they reprice in the current low interest rate environment. During 2021, the Company has continued its efforts to grow non-interest bearing deposits, and such deposits represent 32.47% of total deposits at March 31, 2021 compared to 30.56% of total deposits at December 31, 2020. The growth in non-interest bearing deposits during the year to date has been primarily driven by government stimulus payments and client sentiment. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on wholesale borrowings when rates are advantageous.

Interest expense on total borrowings was $3,835 and $5,077 for the three months ended March 31, 2021 and 2020, respectively. The decrease in interest expense is a result of lower average borrowings.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended March 31,
2021	2020
2.16%	1.13%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify revenue sources. Noninterest income was $81,037 for the first quarter of 2021 as compared to $37,570 for the same period in 2020.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $8,023 and $9,070 for the first quarter of 2021 and 2020, respectively. Overdraft fees, the largest component of service charges on deposits, were $3,955 for the three months ended March 31, 2021, as compared to $5,896 for the same period in 2020. Management believes the decrease in the first quarter of 2021 relative to the prior period can be attributed to excess customer liquidity driven by the various government stimulus programs initiated in response to the COVID-19 pandemic.
Fees and commissions were $3,900 during the first quarter of 2021 as compared to $3,054 for the same period in 2020. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. For the first quarter of 2021, interchange fees were $2,392 as compared to $2,054 for the same period in 2020.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $2,237 and $1,991 for the three months ended March 31, 2021 and 2020, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the number of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $1,006 and $892 for the three months ended March 31, 2021 and 2020, respectively.
Our Wealth Management segment has two primary divisions: Trust and Financial Services. The Trust division operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $4,792 for the first quarter of 2021 compared to $4,002 for the same period in 2020. The market value of assets under management or administration was $4,453,355 and $3,628,163 at March 31, 2021 and March 31, 2020, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $1,143,349 in the first quarter of 2021 compared to $715,760 for the same period in 2020.

While mortgage loan originations remain elevated compared to pre-pandemic levels, margins have compressed as the interest rate environment has begun to rise and housing inventories are below demand. Mortgage banking income was $50,733 and $15,535 for the three months ended March 31, 2021 and 2020, respectively. The increase in mortgage banking income is primarily the result of a positive mortgage servicing rights valuation adjustment of $13,561 during the first three months of 2021 compared to a $9,571 negative valuation adjustment for the same period in 2020. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended March 31,
	2021	2020
Gain on sales of loans, net	$33,901	$21,782
Fees, net	4,902	2,919
Mortgage servicing (loss) income, net	(1,631)	405
MSR valuation adjustment	13,561	(9,571)
Mortgage banking income, net	$50,733	$15,535
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and death benefits received on covered individuals. BOLI income was $2,072 for the three months ended March 31, 2021 as compared to $1,163 for the same period in 2020. The increase is primarily due to the $896 of life insurance proceeds received during the first three months of 2021. There were no life insurance proceeds received during the three months ended March 31, 2020.
Other noninterest income was $7,923 and $2,755 for the three months ended March 31, 2021 and 2020, respectively. Other noninterest income includes income from our SBA banking division and other miscellaneous income and can fluctuate based on production in our SBA banking division and recognition of other seasonal income items.  During the quarter the Company entered into a referral relationship with a separate firm to originate PPP loans under the latest round of funding. The Company earned $2,310 of PPP referral fees during the three months ended March 31, 2021.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended March 31,
2021	2020
3.09%	3.46%
Noninterest expense was $115,935 and $115,041 for the first quarter of 2021 and 2020, respectively.
Salaries and employee benefits increased $5,507 to $78,696 for the first quarter of 2021 as compared to $73,189 for the same period in 2020. The increase in salaries and employee benefits is primarily due to incentive expenses recognized during the first quarter of 2021. This increase was partially offset by cost savings realized by the voluntary early retirement program offered during the fourth quarter of 2020.
Data processing costs increased to $5,451 in the first quarter of 2021 from $5,006 for the same period in 2020. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense for the first quarter of 2021 was $12,538, down from $14,120 for the same period in 2020. The decrease in occupancy and equipment expense is primarily attributable to the restructuring and nonrenewal of certain leases.
Expenses related to other real estate owned for the first quarter of 2021 were $41 as compared to $418 for the same period in 2020. Expenses on other real estate owned included write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $70 and $197 for the first three months of 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, other real estate owned with a cost basis of $1,906 and $782, respectively, was sold, resulting in a net gain of $56 and a net loss of $12, respectively.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulations. Professional fees were $2,921 for the first quarter of 2021 as compared to $2,641 for the same period in 2020.

Advertising and public relations expense was $3,252 for the first quarter of 2021 as compared to $3,400 for the same period in 2020.
Amortization of intangible assets totaled $1,598 and $1,895 for the first quarter of 2021 and 2020, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 2 to 8 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $2,292 for the first quarter of 2021 as compared to $2,198 for the same period in 2020.
Other noninterest expense includes the provision for unfunded commitments, business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $8,854 for the three months ended March 31, 2021 as compared to $12,174 for the same period in 2020. The provision for unfunded commitments was $3,400 for the three months ended March 31, 2020. There was no provision recorded for unfunded commitments recorded for the same period in 2021.
Efficiency Ratio

	Efficiency Ratio
	Three Months Ended March 31,
	2021	2020
Efficiency ratio (GAAP)	60.29%	78.86%
Adjusted efficiency ratio (Non-GAAP)(1)	63.85%	68.73%
(1)A reconciliation of this financial measure from GAAP to non-GAAP can be found under the “Non-GAAP Financial Measures” heading at the end of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The efficiency ratio is a measure of productivity in the banking industry. (This ratio is a measure of our ability to turn expenses into revenue. That is, the ratio is designed to reflect the percentage of one dollar that we must expend to generate a dollar of revenue.) The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The table above shows the impact on the efficiency ratio of items that (1) the Company does not consider to be part of our core operating activities, such as amortization of intangibles, or (2) the Company incurred in connection with certain transactions where management is unable to accurately predict the timing of when these items will be incurred or, when incurred, the amount of such items, such as expenses or recoveries incurred in connection with our response to the COVID-19 pandemic, our MSR valuation adjustment and the provision for unfunded commitments. We remain committed to aggressively managing our costs within the framework of our business model. Our goal is to improve the efficiency ratio over time from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.
Income Taxes
Income tax expense for the first quarter of 2021 and 2020 was $16,842 and $773, respectively. The effective tax rates for those periods were 22.59% and 27.80%, respectively.

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
Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments

COVID-19 Update. At March 31, 2021, the Company’s credit quality metrics remained stable. The Company is continuing to monitor all asset categories given that any category or borrower could be negatively impacted by the pandemic, with enhanced monitoring of loans remaining on deferral as well as a focus on those industries more highly impacted by the pandemic, primarily the hospitality and senior living industries. In addition, to provide necessary relief to the Company’s borrowers – both consumer and commercial clients – the Company established loan deferral programs allowing qualified clients to defer principal and interest payments for up to 90 days. A second 90-day deferral was available to borrowers that remained current on taxes and insurance and also satisfied underwriting standards established by the Company that analyzed the ability of the borrower to service its loan in accordance with its existing terms in light of the impact of the COVID-19 pandemic on the borrower, its industry and the markets in which it operated. The Company has discontinued its deferral programs as economic conditions in the Company’s markets have improved to the extent that management viewed a broad deferral program as no longer necessary. At March 31, 2021, the Company had 592 loans (not in thousands) on deferral with an aggregate balance of approximately $94,000 or 0.96% of our loan portfolio (excluding PPP loans) by dollar value. In accordance with the applicable guidance, none of these loans were considered “restructured loans” and thus are not included in the discussion of our restructured loans below.

The Company’s credit quality in future quarters may be impacted by both external and internal factors related to the pandemic in addition to those factors that traditionally affect credit quality. External factors outside the Company’s control include items such as the pace at which the COVID-19 vaccine is administered to residents in the Company’s markets and the United States generally, federal, state and local government measures, the re-imposition of “shelter-in-place” orders, and the economic impact of government programs, including additional fiscal stimulus and the extension of the Paycheck Protection Program. Internal factors that will potentially impact credit quality include items such as the performance of the Company’s loans that remain on deferral, involvement in government offered programs and the related financial impact of these programs. The impact of each of these items are unknown at this time and could materially and adversely impact future credit quality.
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
For loans with a commercial purpose, risk-rating grades are assigned by lending, credit administration and loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Loan grades range from 1 to 9, with 1 rated loans having the least credit risk.
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
The Company’s practice is to charge off estimated losses as soon as such losses are identified and reasonably quantified. Net charge-offs for the first three months of 2021 were $3,038, or 0.11% of average loans (annualized), compared to net charge-offs of $811, or 0.03% of average loans (annualized), for the same period in 2020. The charge-offs were fully reserved for in the Company’s allowance for credit losses on loans.

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

The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including loans evaluated on a collective (pooled) basis and those evaluated on an individual basis as set forth in ASC 326. The credit loss estimation process involves procedures to appropriately consider the unique characteristics of the Company’s loan portfolio segments. Credit quality is assessed and monitored by evaluating various attributes, and the results of those evaluations are utilized in underwriting new loans and in the Company’s process for the estimation of expected credit losses. Credit quality monitoring procedures and indicators can include an assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories, and other factors, including our risk rating system, regulatory guidance and economic conditions, such as the unemployment rate and GDP growth in the national and local economies as well as trends in the market values of underlying collateral securing loans, all as determined based on input from management, loan review staff and other sources. This evaluation is complex and inherently subjective, as it requires estimates by management that are inherently uncertain and therefore susceptible to significant revision as more information becomes available. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and provision for credit loss in those future periods.

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

The historical loss rates calculated as described above are adjusted, as necessary, for both internal and external qualitative factors where there are differences in the historical loss data of the Company and current or projected future conditions. Internal factors include loss history, changes in credit quality (including movement between risk ratings) and/or credit concentration and the nature and volume of the respective loan portfolio segments. External factors include current and reasonable and supportable forecasted economic conditions and changes in collateral values. These factors are used to adjust the historical loss rates (as described above) to ensure that they reflect management’s expectation of future conditions based on a reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, when necessary, the models immediately revert back to the historical loss rates adjusted for qualitative factors related to current conditions.

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

The following table presents the allocation of the allowance for credit losses on loans by loan category and the percentage of loans in each category to total loans as of the dates presented:

	March 31, 2021		December 31, 2020		March 31, 2020
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$37,592	21.04%	$39,031	23.20%	$25,937	14.58%
Lease financing	1,546	0.70%	1,624	0.69%	1,588	0.87%
Real estate – construction	14,977	8.94%	16,047	7.85%	10,924	8.07%
Real estate – 1-4 family mortgage	31,694	25.13%	32,165	24.68%	27,320	29.13%
Real estate – commercial mortgage	76,225	42.57%	76,127	41.66%	44,237	44.10%
Installment loans to individuals	11,072	1.62%	11,150	1.92%	10,179	3.25%
Total	$173,106	100.00%	$176,144	100.00%	$120,185	100.00%

The provision for credit losses on loans charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company did not record a provision for credit losses during the first quarter of 2021, as compared to a provision for credit losses on loans of $26,350 in the first quarter of 2020. The Company’s allowance for credit loss model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. Based on the continual improvements in these forecasts over the last few quarters, the Company determined that additional provisioning during the first quarter of 2021 was not necessary.

The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended
	March 31,
	2021	2020
Balance at beginning of period	$176,144	$52,162
Impact of the adoption of ASC 326	—	42,484
Charge-offs
Commercial, financial, agricultural	3,498	393
Lease financing	—	—
Real estate – construction	52	—
Real estate – 1-4 family mortgage	101	221
Real estate – commercial mortgage	61	2,047
Installment loans to individuals	1,658	2,688
Total charge-offs	5,370	5,349
Recoveries
Commercial, financial, agricultural	289	190
Lease financing	11	5
Real estate – construction	13	—
Real estate – 1-4 family mortgage	261	88
Real estate – commercial mortgage	171	1,699
Installment loans to individuals	1,587	2,556
Total recoveries	2,332	4,538
Net charge-offs	3,038	811
Provision for credit losses on loans	—	26,350
Balance at end of period	$173,106	$120,185
Net charge-offs (annualized) to average loans	0.11%	0.03%
Net charge-offs to allowance for credit losses on loans
Allowance for credit losses on loans to:
Total loans	1.62%	1.23%
Total loans excluding PPP loans(1)	1.76%	1.23%
Nonperforming loans	308.54%	240.19%
Nonaccrual loans	322.11%	296.94%
(1) Allowance for credit losses on loans to total loans excluding PPP loans is a non-GAAP financial measure. A reconciliation of this financial measure from GAAP to non-GAAP as well as an explanation of why the Company provides non-GAAP financial measures can be found under the “Non-GAAP Financial Measures” heading at the end of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects annualized net charge-offs to daily average loans outstanding, by loan category, during the periods presented:

	Three Months Ended
	March 31, 2021			March 31, 2020
	Net Charge-offs	Average Loans	Annualized Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Annualized Net Charge-offs to Average Loans
Commercial, financial, agricultural	$3,209	$2,382,454	0.55%	$203	$1,377,156	0.06%
Lease financing	(11)	75,429	(0.06)	(5)	82,709	(0.02)
Real estate – construction	39	921,803	0.02	—	829,211	—
Real estate – 1-4 family mortgage	(160)	2,674,824	(0.02)	133	2,847,187	0.02
Real estate – commercial mortgage	(110)	4,558,003	(0.01)	348	4,236,561	0.03
Installment loans to individuals	71	190,478	0.15	132	314,461	0.17
Total	$3,038	$10,802,991	0.11%	$811	$9,687,285	0.03%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended
	March 31,
	2021	2020
Real estate – construction:
Residential	$39	$—
Total real estate – construction	39	—
Real estate – 1-4 family mortgage:
Primary	(79)	151
Home equity	(93)	(11)
Rental/investment	34	28
Land development	(22)	(35)
Total real estate – 1-4 family mortgage	(160)	133
Real estate – commercial mortgage:
Owner-occupied	(159)	1,443
Non-owner occupied	25	(1,118)
Land development	24	23
Total real estate – commercial mortgage	(110)	348
Total net charge-offs of loans secured by real estate	$(231)	$481

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

	Three Months Ended
	March 31,
	2021	2020
Beginning balance	$20,535	$946
Impact of the adoption of ASC 326	—	10,389
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	—	3,400
Ending balance	$20,535	$14,735
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

The following tables provide details of the Company’s non purchased and purchased nonperforming assets as of the dates presented.

	Non Purchased	Purchased	Total
March 31, 2021
Nonaccruing loans	$24,794	$28,947	$53,741
Accruing loans past due 90 days or more	2,235	129	2,364
Total nonperforming loans	27,029	29,076	56,105
Other real estate owned	2,292	3,679	5,971
Total nonperforming assets	$29,321	$32,755	$62,076
Nonperforming loans to total loans			0.52%
Nonaccruing loans to total loans			0.50%
Nonperforming assets to total assets			0.40%

December 31, 2020
Nonaccruing loans	$20,369	$31,051	$51,420
Accruing loans past due 90 days or more	3,783	267	4,050
Total nonperforming loans	24,152	31,318	55,470
Other real estate owned	2,045	3,927	5,972
Total nonperforming assets	$26,197	$35,245	$61,442
Nonperforming loans to total loans			0.51%
Nonaccruing loans to total loans			0.47%
Nonperforming assets to total assets			0.41%

The level of nonperforming loans increased $635 from December 31, 2020 to March 31, 2021, while OREO decreased $1 during the same period.
The following table presents nonperforming loans by loan category as of the dates presented:

	March 31, 2021	December 31, 2020	March 31, 2020
Commercial, financial, agricultural	$15,992	$16,668	$13,615
Lease financing	—	48	277
Real estate – construction:
Residential	—	497	3,012
Commercial	—	—	—
Total real estate – construction	—	497	3,012
Real estate – 1-4 family mortgage:
Primary	16,275	16,317	16,078
Home equity	2,436	2,273	2,819
Rental/investment	1,168	1,526	1,408
Land development	85	345	407
Total real estate – 1-4 family mortgage	19,964	20,461	20,712
Real estate – commercial mortgage:
Owner-occupied	4,923	6,364	9,226
Non-owner occupied	13,998	10,204	1,929
Land development	566	572	673
Total real estate – commercial mortgage	19,487	17,140	11,828
Installment loans to individuals	662	656	593
Total nonperforming loans	$56,105	$55,470	$50,037

Total nonperforming loans as a percentage of total loans were 0.52% as of March 31, 2021 as compared to 0.51% as of December 31, 2020 and March 31, 2020. The Company’s coverage ratio, or its allowance for credit losses on loans as a percentage of nonperforming loans, was 308.54% as of March 31, 2021 as compared to 317.55% as of December 31, 2020 and 240.19% as of March 31, 2020.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at March 31, 2021. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due but still accruing interest were $21,801 at March 31, 2021 as compared to $26,286 at December 31, 2020 and $45,524 at March 31, 2020.

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

As shown below, restructured loans totaled $20,370 at March 31, 2021 as compared to $20,448 at December 31, 2020 and $11,039 at March 31, 2020. At March 31, 2021, loans restructured through interest rate concessions represented 37% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	March 31, 2021	December 31, 2020	March 31, 2020
Commercial, financial, agricultural	$2,639	$2,326	$1,411
Real estate – 1-4 family mortgage:
Primary	8,363	9,460	6,853
Home equity	331	332	212
Rental/investment	427	432	587
Total real estate – 1-4 family mortgage	9,121	10,224	7,652
Real estate – commercial mortgage:
Owner-occupied	6,757	6,838	1,398
Non-owner occupied	1,595	797	520
Land development	179	183	—
Total real estate – commercial mortgage	8,531	7,818	1,918
Installment loans to individuals	79	80	58
Total restructured loans in compliance with modified terms	$20,370	$20,448	$11,039

Changes in the Company’s restructured loans are set forth in the table below:

	2021	2020
Balance at January 1,	$20,448	$11,954
Additional advances or loans with concessions	1,621	1,574
Reclassified as performing restructured loan	—	58
Reductions due to:
Reclassified as nonperforming	(1,495)	(2,449)
Paid in full	—	(34)
Charge-offs	—	(3)
Paydowns	(204)	(61)
Balance at March 31,	$20,370	$11,039

The following table shows the principal amounts of nonperforming and restructured loans as of the dates presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	March 31, 2021	December 31, 2020	March 31, 2020
Nonaccruing loans	$53,741	$51,420	$40,474
Accruing loans past due 90 days or more	2,364	4,050	9,563
Total nonperforming loans	56,105	55,470	50,037
Restructured loans in compliance with modified terms	20,370	20,448	11,039
Total nonperforming and restructured loans	$76,475	$75,918	$61,076
The following table provides details of the Company’s other real estate owned as of the dates presented:

	March 31, 2021	December 31, 2020	March 31, 2020
Residential real estate	$484	$179	$1,661
Commercial real estate	3,109	2,665	3,411
Residential land development	341	1,013	959
Commercial land development	2,037	2,115	2,640
Total other real estate owned	$5,971	$5,972	$8,671

Changes in the Company’s other real estate owned were as follows:

	2021	2020
Balance at January 1,	$5,972	$8,010
Transfers of loans	2,039	1,640
Impairments	(70)	(197)
Dispositions	(1,906)	(782)
Other	(64)	—
Balance at March 31,	$5,971	$8,671
Other real estate owned with a cost basis of $1,906 was sold during the three months ended March 31, 2021, resulting in a net gain of $56, while other real estate owned with a cost basis of $782 was sold during the three months ended March 31, 2020, resulting in a net loss of $12.

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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing April 1, 2021, in each case as compared to the result under rates present in the market on March 31, 2021. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not account for changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+200	17.75%	18.52%	25.83%
+100	9.79%	9.25%	13.19%

The rate shock results for the net interest income simulations for the next twenty-four months produce an asset sensitive position at March 31, 2021 and are all within the parameters set by the Board of Directors. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2021, the Company had notional amounts of $232,095 on interest rate contracts with corporate customers and $232,095 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.

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
For more information about the Company’s derivatives, see Note 10, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 14.60% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types, short-term borrowings and derivative instruments. At March 31, 2021, securities with a carrying value of $633,088 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $614,610 similarly pledged at December 31, 2020.

Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were no short-term borrowings from the FHLB at March 31, 2021 or December 31, 2020. Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2021, the balance of our outstanding long-term advances with the FHLB was $152,124 compared to $152,167 at December 31, 2020. The total amount of the remaining credit available to us from the FHLB at March 31, 2021 was $3,681,061. We also maintain lines of credit with other commercial banks totaling $180,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at March 31, 2021 or December 31, 2020.

In 2016 and 2020, we accessed the capital markets to generate liquidity in the form of subordinated notes. In addition, we assumed subordinated notes in connection with our acquisition of Metropolitan BancGroup, Inc. in 2017. The carrying value of the subordinated notes, net of unamortized debt issuance costs, was $204,597 at March 31, 2021.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Noninterest-bearing demand	30.20%	23.19%	—%	—%
Interest-bearing demand	46.17	44.29	0.27	0.75
Savings	6.90	6.11	0.08	0.15
Time deposits	12.94	18.98	1.02	1.71
Short-term borrowings	0.10	4.06	0.31	1.44
Long-term Federal Home Loan Bank advances	1.19	1.37	0.05	1.42
Subordinated notes	1.63	1.01	5.15	5.59
Other borrowed funds	0.87	0.99	4.24	4.85
Total deposits and borrowed funds	100.00%	100.00%	0.38%	0.84%

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

Cash and cash equivalents were $1,261,916 at March 31, 2021, as compared to $637,772 at March 31, 2020. Cash provided by investing activities for the three months ended March 31, 2021 was $29,466, as compared to cash used in investing activities of $130,341 for the three months ended March 31, 2020. Proceeds from the sale, maturity or call of securities within our investment portfolio were $250,773 for the three months ended March 31, 2021, as compared to $76,269 for the same period in 2020. These proceeds were primarily reinvested into the investment portfolio. Purchases of investment securities were $465,245 for the first three months of 2021, as compared to $123,670 for the same period in 2020.

Cash provided by financing activities for the three months ended March 31, 2021 was $656,035, as compared to $476,183 for the same period in 2020. Deposits increased $677,827 and $199,404 for the three months ended March 31, 2021 and 2020, respectively.

Restrictions on Bank Dividends, Loans and Advances
The Company’s liquidity and capital resources, as well as its ability to pay dividends to its shareholders, are substantially dependent on the ability of the Renasant Bank (the “Bank”) to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance (the “DBCF”). In addition, the FDIC also has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the bank, could include the payment of dividends. Accordingly, the approval of the DBCF is required prior to the Bank paying dividends to the Company, and under certain circumstances the approval of the FDIC may be required.
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2021, the maximum amount available for transfer from the Bank to the Company in the form of loans was $154,899. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,070. There were no amounts outstanding under this line of credit at March 31, 2021.
These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the three months ended March 31, 2021, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

Potential Demands on Liquidity from Off-Balance Sheet Arrangements
The Company enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including establishing a provision for credit losses on unfunded commitments. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer.
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	March 31, 2021	December 31, 2020
Loan commitments	$2,886,616	$2,749,988
Standby letters of credit	92,525	90,597

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

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $2,173,701 at March 31, 2021 compared to $2,132,733 at December 31, 2020. Book value per share was $38.61 and $37.95 at March 31, 2021 and December 31, 2020, respectively. The growth in shareholders’ equity was attributable to earnings retention offset by changes in accumulated other comprehensive income and dividends declared.

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

On October 20, 2020, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $50,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The repurchase program will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. The Company did not repurchase any of its common stock under the stock repurchase plan in the first quarter of 2021.

The Company has junior subordinated debentures with a carrying value of $110,939 at March 31, 2021, of which $107,348 is included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital at March 31, 2021. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition we exceed $15,000,000 in assets, or if we make any acquisition after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.

The Company has subordinated notes with a carrying value of $204,597 at March 31, 2021, of which $212,191 is included in the Company’s Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,245,969	11.05%	$732,824	6.50%	$789,195	7.00%
Tier 1 risk-based capital ratio	1,353,317	12.00%	901,937	8.00%	958,308	8.50%
Total risk-based capital ratio	1,701,667	15.09%	1,127,421	10.00%	1,183,792	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,353,317	9.49%	713,071	5.00%	570,457	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,412,831	12.52%	$733,719	6.50%	$790,159	7.00%
Tier 1 risk-based capital ratio	1,412,831	12.52%	903,039	8.00%	959,479	8.50%
Total risk-based capital ratio	1,548,990	13.72%	1,128,799	10.00%	1,185,238	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,412,831	9.91%	712,621	5.00%	570,097	4.00%

December 31, 2020
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,199,394	10.93%	$713,086	6.50%	$767,939	7.00%
Tier 1 risk-based capital ratio	1,306,597	11.91%	877,644	8.00%	932,497	8.50%
Total risk-based capital ratio	1,653,694	15.07%	1,097,055	10.00%	1,151,908	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,306,597	9.37%	697,579	5.00%	558,063	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,369,994	12.49%	$712,709	6.50%	$767,533	7.00%
Tier 1 risk-based capital ratio	1,369,994	12.49%	877,181	8.00%	932,004	8.50%
Total risk-based capital ratio	1,504,985	13.73%	1,096,476	10.00%	1,151,299	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,369,994	9.83%	696,738	5.00%	557,391	4.00%

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

Non-GAAP Financial Measures

In addition to results presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), this document contains certain non-GAAP financial measures, namely, an adjusted efficiency ratio and the allowance for credit losses on loans to total loans, excluding PPP loans (the “adjusted allowance ratio”). The adjusted allowance ratio only excludes PPP loans; the adjusted efficiency ratio adjusts GAAP financial measures to exclude the amortization of intangible assets and certain items (such as, when applicable, COVID-19 related expenses, debt prepayment penalties, restructuring charges, swap termination charges, provision for unfunded commitments, gains on sales of securities and asset valuation adjustments) with respect to which the Company is unable to accurately predict when these items will be incurred or, when incurred, the amount thereof. With respect to COVID-19 related expenses in particular, management added these expenses as a charge to exclude when calculating non-GAAP financial measures because the expenses included within this line item are readily quantifiable and possess the same characteristics with respect to management’s inability to accurately predict the timing or amount thereof as the other items excluded when calculating non-GAAP financial measures. Management uses the adjusted efficiency ratio when evaluating capital utilization and adequacy, while it uses the adjusted allowance ratio to determine the adequacy of our allowance with respect to loans not fully guaranteed by the U.S. Small Business Administration. In addition, the Company believes that non-GAAP financial measures facilitate the making of period-to-period comparisons and are meaningful indicators of its operating performance, particularly because these measures are widely used by industry analysts for companies with merger and acquisition activities. Also, because the amortization of intangible assets and items such as restructuring charges and COVID-19 related expenses can vary extensively from company to company and, as to intangible assets, are excluded from the calculation of a financial institution’s regulatory capital, the Company believes that the presentation of this non-GAAP financial information allows readers to more easily compare the Company’s results to information provided in other regulatory reports and the results of other companies. The reconciliations from GAAP to non-GAAP for these financial measures are below.

Adjusted Efficiency Ratio
	Three months ended March 31,
	2021	2020
Interest income (fully tax equivalent basis)	$123,378	$131,887
Interest expense	12,114	23,571
Net interest income (fully tax equivalent basis)	111,264	108,316

Total noninterest income	81,037	37,570
Net gains on sales of securities	1,357	—
MSR valuation adjustment	13,561	(9,571)
Adjusted noninterest income	66,119	47,141

Total noninterest expense	115,935	115,041
Intangible amortization	1,598	1,895
Restructuring charges	292	—
COVID-19 related expenses	785	2,903
Provision for unfunded commitments	—	3,400
Adjusted noninterest expense	113,260	106,843

Efficiency Ratio (GAAP)	60.29%	78.86%
Adjusted Efficiency Ratio (non-GAAP)	63.85%	68.73%

Allowance for Credit Losses on Loans to Total Loans, excluding PPP Loans
	March 31, 2021	December 31, 2020
Total loans (GAAP)	$10,688,408	$10,933,647
Less PPP loans	860,864	1,128,703
Adjusted total loans (non-GAAP)	$9,827,544	$9,804,944

Allowance for Credit Losses on Loans	$173,106	$176,144
ACL/Total loans (GAAP)	1.62%	1.61%
ACL/Total loans excluding PPP loans (non-GAAP)	1.76%	1.80%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2020. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS

When evaluating the risk of an investment in the Company’s common stock, potential investors should carefully consider the risk factors appearing in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

During the three month period ended March 31, 2021, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)
January 1, 2021 to January 31, 2021	13,024	$33.68	—	$50,000
February 1, 2021 to February 28, 2021	1,253	39.60	—	50,000
March 1, 2021 to March 31, 2021	39,344	44.35	—	50,000
Total	53,621	$41.65	—
(1)Share amounts in this column represent shares of Renasant Corporation stock withheld to satisfy federal and state tax liabilities related to the exercise of stock options and the vesting of time-based restricted stock awards.
The Company announced a $50.0 million stock repurchase program on October 20, 2020 which will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. No shares were repurchased during the first quarter of 2021 under this plan.
(2)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (1)

(3)(ii)	Amended and Restated Bylaws of Renasant Corporation (2)

(3)(iii)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (3)

(10)(i)	Amendment No. 3 to Executive Employment Agreement effective April 27, 2021, by and between Renasant Corporation and E. Robinson McGraw

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (Unaudited).

(104)	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101).
(1)Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission (the “Commission”) on May 10, 2016 and incorporated herein by reference.
(2)Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on July 20, 2018 and incorporated herein by reference.
(3)Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on April 30, 2021 and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	May 7, 2021	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2021	/s/ James C. Mabry IV
James C. Mabry IV
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)