Form 10-Q
period 2021-06-30
RENASANT CORP
filed 2021-08-06
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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

As of July 30, 2021, 56,352,052 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$221,205	$176,372
Interest-bearing balances with banks	1,384,283	456,831
Cash and cash equivalents	1,605,488	633,203
Securities available for sale, at fair value	2,163,820	1,343,457
Loans held for sale, at fair value	448,959	417,771
Loans, net of unearned income:
Non purchased loans and leases	8,892,544	9,419,540
Purchased loans	1,256,698	1,514,107
Total loans, net of unearned income	10,149,242	10,933,647
Allowance for credit losses	(172,354)	(176,144)
Loans, net	9,976,888	10,757,503
Premises and equipment, net	293,203	300,496
Other real estate owned:
Non purchased	1,675	2,045
Purchased	3,264	3,927
Total other real estate owned, net	4,939	5,972
Goodwill	939,683	939,683
Other intangible assets, net	27,003	30,139
Bank-owned life insurance	279,444	230,609
Mortgage servicing rights	84,912	62,994
Other assets	198,047	207,785
Total assets	$16,022,386	$14,929,612
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$4,349,135	$3,685,048
Interest-bearing	8,766,216	8,374,033
Total deposits	13,115,351	12,059,081
Short-term borrowings	14,933	21,340
Long-term debt	469,406	474,970
Other liabilities	218,889	241,488
Total liabilities	13,818,579	12,796,879
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 56,350,878 and 56,200,487 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost – 2,945,847 and 3,096,238 shares, respectively	(97,249)	(101,554)
Additional paid-in capital	1,295,879	1,296,963
Retained earnings	689,444	615,773
Accumulated other comprehensive income, net of taxes	19,250	25,068
Total shareholders’ equity	2,203,807	2,132,733
Total liabilities and shareholders’ equity	$16,022,386	$14,929,612
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income
Loans	$113,325	$115,672	$228,330	$236,277
Securities
Taxable	5,619	6,418	10,536	13,720
Tax-exempt	1,702	1,670	3,359	3,124
Other	345	195	528	1,007
Total interest income	120,991	123,955	242,753	254,128
Interest expense
Deposits	7,669	13,871	15,949	32,366
Borrowings	3,743	4,302	7,577	9,378
Total interest expense	11,412	18,173	23,526	41,744
Net interest income	109,579	105,782	219,227	212,384
Provision for loan losses	—	26,900	—	53,250
Provision for other credit losses	—	—	—	—
Provision for credit losses	—	26,900	—	53,250
Net interest income after provision for credit losses	109,579	78,882	219,227	159,134
Noninterest income
Service charges on deposit accounts	9,458	6,832	17,481	15,902
Fees and commissions	4,110	2,971	8,010	6,025
Insurance commissions	2,422	2,125	4,659	4,116
Wealth management revenue	5,019	3,824	9,811	7,826
Mortgage banking income	20,853	45,490	71,586	61,025
Net gain on sales of securities	—	31	1,357	31
BOLI income	1,644	1,329	3,716	2,492
Other	4,104	1,568	12,027	4,323
Total noninterest income	47,610	64,170	128,647	101,740
Noninterest expense
Salaries and employee benefits	70,293	79,361	148,989	152,550
Data processing	5,652	5,047	11,103	10,053
Net occupancy and equipment	11,374	13,511	23,912	27,631
Other real estate owned	104	620	145	1,038
Professional fees	2,674	2,517	5,595	5,159
Advertising and public relations	3,100	2,920	6,352	6,320
Intangible amortization	1,539	1,834	3,137	3,729
Communications	2,291	2,181	4,583	4,379
Restructuring charges	15	—	307	—
Debt prepayment penalty	—	90	—	90
Other	11,735	10,204	20,589	22,377
Total noninterest expense	108,777	118,285	224,712	233,326
Income before income taxes	48,412	24,767	123,162	27,548
Income taxes	7,545	4,637	24,387	5,410
Net income	$40,867	$20,130	$98,775	$22,138
Basic earnings per share	$0.73	$0.36	$1.75	$0.39
Diluted earnings per share	$0.72	$0.36	$1.75	$0.39
Cash dividends per common share	$0.22	$0.22	$0.44	$0.44
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$40,867	$20,130	$98,775	$22,138
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains (losses) on securities	3,702	2,603	(11,241)	19,297
Reclassification adjustment for gains realized in net income	—	(23)	(1,012)	(23)
Total securities available for sale	3,702	2,580	(12,253)	19,274
Derivative instruments:
Unrealized holding (losses) gains on derivative instruments	(4,648)	(793)	6,336	(3,796)
Total derivative instruments	(4,648)	(793)	6,336	(3,796)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	57	51	99	97
Total defined benefit pension and post-retirement benefit plans	57	51	99	97
Other comprehensive (loss) income, net of tax	(889)	1,838	(5,818)	15,575
Comprehensive income	$39,978	$21,968	$92,957	$37,713

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended June 30, 2021	Shares	Amount
Balance at January 1, 2021	56,200,487	$296,483	$(101,554)	$1,296,963	$615,773	$25,068	$2,132,733
Net income	—	—	—	—	57,908	—	57,908
Other comprehensive loss	—	—	—	—	—	(4,929)	(4,929)
Comprehensive income							52,979
Cash dividends ($0.22 per share)	—	—	—	—	(12,564)	—	(12,564)
Issuance of common stock for stock-based compensation awards	93,859	—	2,605	(4,808)	—	—	(2,203)
Stock-based compensation expense	—	—	—	2,756	—	—	2,756
Balance at March 31, 2021	56,294,346	$296,483	$(98,949)	$1,294,911	$661,117	$20,139	$2,173,701
Net income	—	—	—	—	40,867	—	40,867
Other comprehensive loss	—	—	—	—	—	(889)	(889)
Comprehensive income							39,978
Cash dividends ($0.22 per share)	—	—	—	—	(12,540)	—	(12,540)
Issuance of common stock for stock-based compensation awards	56,532	—	1,700	(1,417)	—	—	283
Stock-based compensation expense	—	—	—	2,385	—	—	2,385
Balance at June 30, 2021	56,350,878	$296,483	$(97,249)	$1,295,879	$689,444	$19,250	$2,203,807

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Six Months Ended June 30, 2020	Shares	Amount
Balance at January 1, 2020	56,855,002	$296,483	$(83,189)	$1,294,276	$617,355	$764	$2,125,689
Cumulative effect adjustment due to the adoption of ASU 2016-13	—	—	—	—	(35,099)	—	(35,099)
Net income	—	—	—	—	2,008	—	2,008
Other comprehensive income	—	—	—	—	—	13,737	13,737
Comprehensive income							15,745
Cash dividends ($0.22 per share)	—	—	—	—	(12,555)	—	(12,555)
Repurchase of shares in connection with stock repurchase program	(818,886)	—	(24,569)	—	—	—	(24,569)
Issuance of common stock for stock-based compensation awards	104,902	—	4,138	(5,587)	—	—	(1,449)
Stock-based compensation expense	—	—	—	2,750	—	—	2,750
Balance at March 31, 2020	56,141,018	$296,483	$(103,620)	$1,291,439	$571,709	$14,501	$2,070,512
Net income	—	—	—	—	20,130	—	20,130
Other comprehensive income	—	—	—	—	—	1,838	1,838
Comprehensive income							21,968
Cash dividends ($0.22 per share)	—	—	—	—	(12,525)	—	(12,525)
Issuance of common stock for stock-based compensation awards	40,944	—	1,397	(1,404)	—	—	(7)
Stock-based compensation expense	—	—	—	2,998	—	—	2,998
Balance at June 30, 2020	56,181,962	$296,483	$(102,223)	$1,293,033	$579,314	$16,339	$2,082,946

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$98,775	$22,138
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	53,250
Depreciation, amortization and accretion	22,459	13,247
Deferred income tax expense (benefit)	4,975	(9,812)
Funding of mortgage loans held for sale	(2,222,822)	(2,023,834)
Proceeds from sales of mortgage loans held for sale	2,249,240	2,070,701
Gains on sales of mortgage loans held for sale	(51,482)	(68,342)
Valuation adjustment to mortgage servicing rights	(13,561)	14,522
Gains on sales of securities	(1,357)	(31)
Penalty on prepayment of debt	—	90
(Gains) losses on sales of premises and equipment	(687)	35
Stock-based compensation expense	5,142	5,748
Increase in other assets	(15,117)	(68,031)
(Decrease) increase in other liabilities	(25,985)	45,232
Net cash provided by operating activities	49,580	54,913
Investing activities
Purchases of securities available for sale	(1,190,400)	(182,745)
Proceeds from sales of securities available for sale	155,391	8,773
Proceeds from call/maturities of securities available for sale	195,114	183,807
Net decrease (increase) in loans	783,838	(1,296,880)
Purchases of premises and equipment	(12,953)	(3,856)
Proceeds from sales of premises and equipment	8,715	—
Purchase of bank-owned life insurance	(45,000)	—
Net change in FHLB stock	(1,207)	(496)
Proceeds from sales of other assets	3,378	2,228
Other, net	2,803	—
Net cash used in investing activities	(100,321)	(1,289,169)
Financing activities
Net increase in noninterest-bearing deposits	664,087	1,188,526
Net increase in interest-bearing deposits	392,183	444,810
Net decrease in short-term borrowings	(6,407)	(147,281)
Repayment of long-term debt	(1,733)	(177)
Cash paid for dividends	(25,104)	(25,080)
Repurchase of shares in connection with stock repurchase program	—	(24,569)
Net cash provided by financing activities	1,023,026	1,436,229
Net increase in cash and cash equivalents	972,285	201,973
Cash and cash equivalents at beginning of period	633,203	414,930
Cash and cash equivalents at end of period	$1,605,488	$616,903

Supplemental disclosures
Cash paid for interest	$24,146	$43,564
Cash paid for income taxes	$31,443	$16,163
Noncash transactions:
Transfers of loans to other real estate owned	$2,503	$4,259
Financed sales of other real estate owned	$130	$154
Recognition of operating right-of-use assets	$3,624	$4,235
Recognition of operating lease liabilities	$3,624	$2,766

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented in the tables below. There was no allowance for credit losses allocated to any of the Company’s available for sale securities as of June 30, 2021 or December 31, 2020.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
U.S. Treasury securities	$3,021	$16	$—	$3,037
Obligations of states and political subdivisions	314,675	11,270	(425)	325,520
Residential mortgage backed securities:
Government agency mortgage backed securities	742,392	13,670	(1,572)	754,490
Government agency collateralized mortgage obligations	800,299	2,267	(4,324)	798,242
Commercial mortgage backed securities:
Government agency mortgage backed securities	21,461	795	—	22,256
Government agency collateralized mortgage obligations	197,401	1,729	(1,571)	197,559
Other debt securities	59,523	3,193	—	62,716
	$2,138,772	$32,940	$(7,892)	$2,163,820

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
U.S. Treasury securities	$7,047	$32	$—	$7,079
Obligations of other U.S. Government agencies and corporations	1,003	6	—	1,009
Obligations of states and political subdivisions	291,231	14,015	(45)	305,201
Residential mortgage backed securities:
Government agency mortgage backed securities	581,105	21,564	(23)	602,646
Government agency collateralized mortgage obligations	218,373	1,946	(51)	220,268
Commercial mortgage backed securities:
Government agency mortgage backed securities	29,053	1,235	(1)	30,287
Government agency collateralized mortgage obligations	99,377	2,992	(21)	102,348
Trust preferred securities	12,013	—	(3,001)	9,012
Other debt securities	62,771	2,909	(73)	65,607
	$1,301,973	$44,699	$(3,215)	$1,343,457

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Securities sold were as set forth in the tables below. There were no securities sold during the three months ended June 30, 2021 and 2020.

	Carrying Value	Net Proceeds	Gain/(Loss)
Six months ended June 30, 2021
Obligations of states and political subdivisions	$47	$50	$3
Residential mortgage backed securities:
Government agency mortgage backed securities	136,340	139,735	3,395
Government agency collateralized mortgage obligations	5,626	5,646	20
Trust preferred securities	12,021	9,960	(2,061)
	$154,034	$155,391	$1,357

	Carrying Value	Net Proceeds	Gain/(Loss)
Six months ended June 30, 2020
Obligations of states and political subdivisions	$2,696	$2,561	$(135)
Residential mortgage backed securities:
Government agency mortgage backed securities	6,046	6,212	166
	$8,742	$8,773	$31

Gross realized gains and losses on sales of securities available for sale for the three and six months ended June 30, 2021 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Gross gains on sales of securities available for sale	$—	$166	$3,508	$166
Gross losses on sales of securities available for sale	—	(135)	(2,151)	(135)
Gains on sales of securities available for sale, net	$—	$31	$1,357	$31

At June 30, 2021 and December 31, 2020, securities with a carrying value of $596,836 and $582,338, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $20,873 and $32,272 were pledged as collateral for short-term borrowings and derivative instruments at June 30, 2021 and December 31, 2020, respectively.
The amortized cost and fair value of securities at June 30, 2021 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Available for Sale
	Amortized Cost	Fair Value
Due within one year	$36,914	$39,268
Due after one year through five years	23,273	24,061
Due after five years through ten years	57,089	59,654
Due after ten years	228,196	234,605
Residential mortgage backed securities:
Government agency mortgage backed securities	742,392	754,490
Government agency collateralized mortgage obligations	800,299	798,242
Commercial mortgage backed securities:
Government agency mortgage backed securities	21,461	22,256
Government agency collateralized mortgage obligations	197,401	197,559
Other debt securities	31,747	33,685
	$2,138,772	$2,163,820

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the age of gross unrealized losses and fair value by investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
June 30, 2021
Obligations of states and political subdivisions	20	$40,176	$(414)	1	$2,166	$(11)	21	$42,342	$(425)
Residential mortgage backed securities:
Government agency mortgage backed securities	25	210,509	(1,572)	—	—	—	25	210,509	(1,572)
Government agency collateralized mortgage obligations	25	537,594	(4,324)	—	—	—	25	537,594	(4,324)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	1	446	—	1	446	—
Government agency collateralized mortgage obligations	—	—	—	13	115,433	(1,571)	13	115,433	(1,571)
Other debt securities	1	1,000	—	—	—	—	1	1,000	—
Total	71	$789,279	$(6,310)	15	$118,045	$(1,582)	86	$907,324	$(7,892)
December 31, 2020
Obligations of states and political subdivisions	6	$9,403	$(45)	—	$—	$—	6	$9,403	$(45)
Residential mortgage backed securities:
Government agency mortgage backed securities	2	19,755	(23)	—	—	—	2	19,755	(23)
Government agency collateralized mortgage obligations	5	27,143	(51)	—	—	—	5	27,143	(51)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	1,538	(1)	1	459	—	2	1,997	(1)
Government agency collateralized mortgage obligations	3	14,190	(21)	—	—	—	3	14,190	(21)
Trust preferred securities	—	—	—	2	9,012	(3,001)	2	9,012	(3,001)
Other debt securities	4	3,330	(70)	1	566	(3)	5	3,896	(73)
Total	21	$75,359	$(211)	4	$10,037	$(3,004)	25	$85,396	$(3,215)

The Company evaluates its investment portfolio for impairment related to credit losses on a quarterly basis. Impairment is assessed at the individual security level. The Company considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. If the Company intends to sell the investment security or if the Company does not expect to recover the entire amortized cost basis of the security before the Company is required to sell the security or before the security’s maturity, the security is impaired and written down to fair value with all losses recognized in earnings.
The Company does not intend to sell any securities in an unrealized loss position that it holds, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period longer than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. As a result, no allowance for credit losses for securities was needed at June 30, 2021.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Non Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 3, all references to “loans” mean non purchased loans excluding loans held for sale.

The following is a summary of non purchased loans and leases as of the dates presented:

	June 30, 2021	December 31, 2020
Commercial, financial, agricultural(1)	$1,509,908	$2,360,471
Lease financing	78,028	80,022
Real estate – construction:
Residential	274,599	243,814
Commercial	764,014	583,338
Total real estate – construction	1,038,613	827,152
Real estate – 1-4 family mortgage:
Primary	1,623,987	1,536,181
Home equity	426,845	432,768
Rental/investment	271,397	264,436
Land development	113,345	123,179
Total real estate – 1-4 family mortgage	2,435,574	2,356,564
Real estate – commercial mortgage:
Owner-occupied	1,373,150	1,334,765
Non-owner occupied	2,249,112	2,194,739
Land development	101,047	120,125
Total real estate – commercial mortgage	3,723,309	3,649,629
Installment loans to individuals	111,137	149,862
Gross loans	8,896,569	9,423,700
Unearned income	(4,025)	(4,160)
Loans, net of unearned income	$8,892,544	$9,419,540

(1)Includes Paycheck Protection Program (“PPP”) loans of $246,931 and $1,128,703 as of June 30, 2021 and December 31, 2020, respectively.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2021
Commercial, financial, agricultural	$2,909	$113	$1,501,970	$1,504,992	$10	$1,512	$3,394	$4,916	$1,509,908
Lease financing	20	—	78,008	78,028	—	—	—	—	78,028
Real estate – construction:
Residential	—	—	274,599	274,599	—	—	—	—	274,599
Commercial	—	—	764,014	764,014	—	—	—	—	764,014
Total real estate – construction	—	—	1,038,613	1,038,613	—	—	—	—	1,038,613
Real estate – 1-4 family mortgage:
Primary	3,345	505	1,610,000	1,613,850	1,414	3,545	5,178	10,137	1,623,987
Home equity	975	—	425,225	426,200	30	446	169	645	426,845
Rental/investment	723	138	269,930	270,791	—	103	503	606	271,397
Land development	39	—	113,117	113,156	—	104	85	189	113,345
Total real estate – 1-4 family mortgage	5,082	643	2,418,272	2,423,997	1,444	4,198	5,935	11,577	2,435,574
Real estate – commercial mortgage:
Owner-occupied	2,342	—	1,368,353	1,370,695	477	706	1,272	2,455	1,373,150
Non-owner occupied	82	2	2,241,403	2,241,487	—	2,002	5,623	7,625	2,249,112
Land development	89	42	100,717	100,848	—	159	40	199	101,047
Total real estate – commercial mortgage	2,513	44	3,710,473	3,713,030	477	2,867	6,935	10,279	3,723,309
Installment loans to individuals	769	—	110,039	110,808	10	168	151	329	111,137
Unearned income	—	—	(4,025)	(4,025)	—	—	—	—	(4,025)
Loans, net of unearned income	$11,293	$800	$8,853,350	$8,865,443	$1,941	$8,745	$16,415	$27,101	$8,892,544

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2020
Commercial, financial, agricultural	$1,124	$231	$2,354,716	$2,356,071	$164	$1,804	$2,432	$4,400	$2,360,471
Lease financing	—	—	79,974	79,974	—	48	—	48	80,022
Real estate – construction:
Residential	—	—	243,317	243,317	—	497	—	497	243,814
Commercial	—	—	583,338	583,338	—	—	—	—	583,338
Total real estate – construction	—	—	826,655	826,655	—	497	—	497	827,152
Real estate – 1-4 family mortgage:
Primary	11,889	1,754	1,513,716	1,527,359	1,865	2,744	4,213	8,822	1,536,181
Home equity	1,152	360	430,702	432,214	66	111	377	554	432,768
Rental/investment	663	210	263,064	263,937	61	194	244	499	264,436
Land development	97	—	123,051	123,148	—	—	31	31	123,179
Total real estate – 1-4 family mortgage	13,801	2,324	2,330,533	2,346,658	1,992	3,049	4,865	9,906	2,356,564
Real estate – commercial mortgage:
Owner-occupied	779	795	1,330,155	1,331,729	—	2,598	438	3,036	1,334,765
Non-owner occupied	922	127	2,191,440	2,192,489	—	2,197	53	2,250	2,194,739
Land development	113	115	119,820	120,048	44	29	4	77	120,125
Total real estate – commercial mortgage	1,814	1,037	3,641,415	3,644,266	44	4,824	495	5,363	3,649,629
Installment loans to individuals	896	191	148,620	149,707	4	117	34	155	149,862
Unearned income	—	—	(4,160)	(4,160)	—	—	—	—	(4,160)
Loans, net of unearned income	$17,635	$3,783	$9,377,753	$9,399,171	$2,204	$10,339	$7,826	$20,369	$9,419,540

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were no restructured loans contractually 90 days past due or more and still accruing at June 30, 2021 and three restructured loans in the amount of $352 contractually 90 days past due or more and still accruing at June 30, 2020. The outstanding balance of restructured loans on nonaccrual status was $11,241 and $2,306 at June 30, 2021 and June 30, 2020, respectively.

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

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended June 30, 2021
Commercial, financial, agricultural	6	$5,228	$5,228
Real estate – 1-4 family mortgage:
Primary	9	1,371	1,377
Total	15	$6,599	$6,605

Three months ended June 30, 2020
Commercial, financial, agricultural	4	$933	$930
Real estate – 1-4 family mortgage:
Primary	12	1,709	1,714
Rental/investment	1	109	110
Total real estate – 1-4 family mortgage	13	1,818	1,824
Real estate – commercial mortgage:
Owner-occupied	1	2,663	2,613
Non-owner occupied	1	189	189
Total real estate – commercial mortgage	2	2,852	2,802
Installment loans to individuals	2	24	21
Total	21	$5,627	$5,577

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Six months ended June 30, 2021
Commercial, financial, agricultural	6	$5,228	$5,228
Real estate – 1-4 family mortgage:
Primary	12	1,803	1,812
Real estate – commercial mortgage:
Non-owner occupied	1	837	810
Total	19	$7,868	$7,850

Six months ended June 30, 2020
Commercial, financial, agricultural	6	$1,831	$1,828
Real estate – 1-4 family mortgage:
Primary	15	2,155	2,163
Rental/investment	1	109	110
Total real estate – 1-4 family mortgage	16	2,264	2,273
Real estate – commercial mortgage:
Owner-occupied	1	2,663	2,613
Non-owner occupied	1	189	189
Total real estate – commercial mortgage	2	2,852	2,802
Installment loans to individuals	2	24	21
Total	26	$6,971	$6,924

With respect to loans that were restructured during the six months ended June 30, 2021, none have subsequently defaulted as of the date of this report. With respect to loans that were restructured during the six months ended June 30, 2020, $84 have subsequently defaulted, and remain outstanding, as of the date of this report.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2021	76	$11,761
Additional advances or loans with concessions	19	7,865
Reclassified as performing restructured loan	1	35
Reductions due to:
Reclassified as nonperforming	(1)	(179)
Paid in full	(5)	(428)
Principal paydowns	—	(216)
Totals at June 30, 2021	90	$18,838

The allowance for credit losses attributable to restructured loans was $612 and $299 at June 30, 2021 and June 30, 2020, respectively. The Company had $305 in remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2021. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2020.

In response to the economic environment caused by the COVID-19 pandemic, the Company implemented a loan deferral program in the second quarter of 2020 to provide temporary payment relief to both consumer and commercial customers. Any

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
customer current on loan payments, taxes and insurance qualified for an initial 90-day deferral of principal and interest payments. A second 90-day deferral was available to borrowers that remained current on taxes and insurance through the first deferral period and also satisfied underwriting standards established by the Company that analyzed the ability of the borrower to service its loan in accordance with its existing terms in light of the impact of the COVID-19 pandemic on the borrower, its industry and the markets in which it operated. The Company’s loan deferral program complied with the guidance set forth in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and related guidance from the FDIC and other banking regulators. As of June 30, 2021, the Company has discontinued its deferral program but 108 loans with total balances of approximately $18,300 remained on deferral. In accordance with the applicable guidance, none of these loans are considered “restructured loans.”
Credit Quality
For loans with a commercial purpose, internal risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of commercial and commercial real estate secured loans. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loans within the “Pass” grade (reserved for loans with a risk rating between 1 and 4C) generally have a lower risk of loss and therefore a lower risk factor applied to the loan balances. The “Special Mention” grade (those with a risk rating of 4E) represents a loan where a significant adverse risk-modifying action is anticipated in the near term and, left uncorrected, could result in deterioration of the credit quality of the loan. Loans that migrate toward the “Substandard” grade (those with a risk rating between 5 and 9) generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances.
The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2021
Commercial, Financial, Agricultural	$161,337	$521,228	$171,979	$61,489	$30,000	$17,698	$441,033	$2,941	$1,407,705
Pass	160,584	520,874	168,388	58,126	24,990	15,221	439,248	2,137	1,389,568
Special Mention	—	115	2,527	298	673	1,410	252	—	5,275
Substandard	753	239	1,064	3,065	4,337	1,067	1,533	804	12,862

Real Estate - Construction	$221,640	$407,728	$293,244	$29,050	$149	$—	$6,907	$5,803	$964,521
Residential	$130,319	$58,469	$2,093	$—	$—	$—	$6,907	$5,803	$203,591
Pass	130,319	57,922	2,093	—	—	—	6,907	5,803	203,044
Special Mention	—	547	—	—	—	—	—	—	547
Substandard	—	—	—	—	—	—	—	—	—

Commercial	$91,321	$349,259	$291,151	$29,050	$149	$—	$—	$—	$760,930
Pass	91,321	349,259	286,471	29,050	149	—	—	—	756,250
Special Mention	—	—	4,680	—	—	—	—	—	4,680
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$83,874	$82,347	$57,180	$22,817	$19,601	$12,129	$13,870	$538	$292,356
Primary	$6,270	$7,639	$4,917	$3,754	$3,913	$972	$4,930	$—	$32,395
Pass	6,270	7,639	4,131	3,754	3,913	960	4,930	—	31,597
Special Mention	—	—	120	—	—	—	—	—	120
Substandard	—	—	666	—	—	12	—	—	678

Home Equity	$1,171	$200	$—	$—	$—	$—	$3,676	$—	$5,047
Pass	1,171	200	—	—	—	—	3,676	—	5,047
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Rental/Investment	$46,639	$48,640	$24,234	$18,526	$15,448	$10,668	$985	$538	$165,678

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Pass	46,619	48,541	23,172	18,394	15,324	10,326	985	538	163,899
Special Mention	—	—	—	—	—	74	—	—	74
Substandard	20	99	1,062	132	124	268	—	—	1,705

Land Development	$29,794	$25,868	$28,029	$537	$240	$489	$4,279	$—	$89,236
Pass	29,794	23,192	27,922	537	240	489	4,279	—	86,453
Special Mention	—	2,676	—	—	—	—	—	—	2,676
Substandard	—	—	107	—	—	—	—	—	107

Real Estate - Commercial Mortgage	$401,283	$910,479	$734,366	$398,252	$344,733	$502,800	$99,932	$21,054	$3,412,899
Owner-Occupied	$145,768	$297,847	$226,086	$165,077	$143,037	$155,885	$33,928	$9,132	$1,176,760
Pass	144,957	295,064	224,524	160,888	136,955	146,755	33,562	7,395	1,150,100
Special Mention	—	2,205	832	—	1,877	5,568	351	1,737	12,570
Substandard	811	578	730	4,189	4,205	3,562	15	—	14,090

Non-Owner Occupied	$241,893	$591,175	$493,814	$227,568	$198,930	$343,230	$60,008	$11,922	$2,168,540
Pass	240,138	582,245	484,917	214,227	154,425	311,334	60,008	11,922	2,059,216
Special Mention	1,545	8,930	246	13,341	38,928	16,081	—	—	79,071
Substandard	210	—	8,651	—	5,577	15,815	—	—	30,253

Land Development	$13,622	$21,457	$14,466	$5,607	$2,766	$3,685	$5,996	$—	$67,599
Pass	13,577	19,325	14,466	5,607	2,707	3,674	5,996	—	65,352
Special Mention	45	—	—	—	59	—	—	—	104
Substandard	—	2,132	—	—	—	11	—	—	2,143

Installment loans to individuals	$—	$6	$2	$—	$—	$—	$—	$—	$8
Pass	—	6	2	—	—	—	—	—	8
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$868,134	$1,921,788	$1,256,771	$511,608	$394,483	$532,627	$561,742	$30,336	$6,077,489
Pass	864,750	1,904,267	1,236,086	490,583	338,703	488,759	559,591	27,795	5,910,534
Special Mention	1,590	14,473	8,405	13,639	41,537	23,133	603	1,737	105,117
Substandard	1,794	3,048	12,280	7,386	14,243	20,735	1,548	804	61,838

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2020
Commercial, Financial, Agricultural	$1,448,273	$183,627	$76,912	$36,866	$18,124	$15,844	$255,522	$2,449	$2,037,617
Pass	1,447,594	180,979	73,325	31,362	16,308	14,626	250,528	1,562	2,016,284
Special Mention	128	1,952	2,091	3,850	1,416	109	187	—	9,733
Substandard	551	696	1,496	1,654	400	1,109	4,807	887	11,600

Real Estate - Construction	$398,891	$266,471	$52,520	$29,300	$—	$—	$13,927	$—	$761,109
Residential	$154,649	$9,836	$2,114	$—	$—	$—	$13,923	$—	$180,522
Pass	154,419	9,339	2,114	—	—	—	13,923	—	179,795
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	230	497	—	—	—	—	—	—	727

Commercial	$244,242	$256,635	$50,406	$29,300	$—	$—	$4	$—	$580,587
Pass	244,242	251,937	50,406	29,300	—	—	4	—	575,889

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Special Mention	—	4,698	—	—	—	—	—	—	4,698
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$110,246	$78,482	$36,613	$30,018	$13,197	$7,172	$10,658	$1,909	$288,295
Primary	$9,422	$6,691	$3,988	$4,644	$371	$1,060	$629	$—	$26,805
Pass	9,422	5,870	3,988	4,644	371	1,045	629	—	25,969
Special Mention	—	125	—	—	—	—	—	—	125
Substandard	—	696	—	—	—	15	—	—	711

Home Equity	$157	$184	$—	$—	$—	$—	$6,051	$—	$6,392
Pass	157	184	—	—	—	—	6,051	—	6,392
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Rental/Investment	$50,558	$32,656	$27,483	$25,019	$12,620	$5,699	$1,066	$557	$155,658
Pass	50,371	31,724	26,695	24,872	12,439	5,166	1,066	557	152,890
Special Mention	—	—	—	83	77	133	—	—	293
Substandard	187	932	788	64	104	400	—	—	2,475

Land Development	$50,109	$38,951	$5,142	$355	$206	$413	$2,912	$1,352	$99,440
Pass	50,109	38,388	5,142	355	203	413	2,912	1,352	98,874
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	563	—	—	3	—	—	—	566

Real Estate - Commercial Mortgage	$967,746	$801,083	$444,205	$402,110	$340,774	$277,789	$76,115	$20,845	$3,330,667
Owner-Occupied	$295,642	$256,807	$199,082	$169,527	$99,540	$85,614	$16,683	$9,733	$1,132,628
Pass	293,851	255,206	193,716	163,358	96,128	83,582	16,043	7,896	1,109,780
Special Mention	1,167	847	—	2,067	228	311	—	1,837	6,457
Substandard	624	754	5,366	4,102	3,184	1,721	640	—	16,391

Non-Owner Occupied	$635,232	$522,998	$237,075	$229,304	$236,347	$189,077	$52,456	$11,112	$2,113,601
Pass	624,289	514,030	237,075	184,673	218,106	175,702	52,456	11,112	2,017,443
Special Mention	9,105	—	—	39,007	4,688	10,788	—	—	63,588
Substandard	1,838	8,968	—	5,624	13,553	2,587	—	—	32,570

Land Development	$36,872	$21,278	$8,048	$3,279	$4,887	$3,098	$6,976	$—	$84,438
Pass	34,719	21,278	6,925	3,210	3,274	3,098	6,976	—	79,480
Special Mention	—	—	1,123	69	46	—	—	—	1,238
Substandard	2,153	—	—	—	1,567	—	—	—	3,720

Installment loans to individuals	$74	$4	$—	$—	$—	$—	$—	$16	$94
Pass	74	4	—	—	—	—	—	16	94
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$2,925,230	$1,329,667	$610,250	$498,294	$372,095	$300,805	$356,222	$25,219	$6,417,782
Pass	2,909,247	1,308,939	599,386	441,774	346,829	283,632	350,588	22,495	6,262,890
Special Mention	10,400	7,622	3,214	45,076	6,455	11,341	187	1,837	86,132
Substandard	5,583	13,106	7,650	11,444	18,811	5,832	5,447	887	68,760

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2021
Commercial, Financial, Agricultural	$15,099	$16,477	$11,460	$7,023	$4,389	$11,052	$36,398	$305	$102,203
Performing Loans	15,099	16,477	11,313	6,915	4,174	10,969	36,151	305	101,403
Non-Performing Loans	—	—	147	108	215	83	247	—	800

Lease Financing Receivables	$14,387	$25,526	$19,722	$9,276	$3,046	$2,046	$—	$—	$74,003
Performing Loans	14,387	25,526	19,722	9,276	3,046	2,046	—	—	74,003
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$20,974	$50,321	$2,777	$—	$20	$—	$—	$—	$74,092
Residential	$19,370	$49,080	$2,538	$—	$20	$—	$—	$—	$71,008
Performing Loans	19,370	49,080	2,538	—	20	—	—	—	71,008
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$1,604	$1,241	$239	$—	$—	$—	$—	$—	$3,084
Performing Loans	1,604	1,241	239	—	—	—	—	—	3,084
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$295,117	$508,702	$274,815	$210,531	$159,432	$268,946	$422,623	$3,052	$2,143,218
Primary	$267,460	$468,784	$257,747	$192,337	$143,698	$259,743	$1,823	$—	$1,591,592
Performing Loans	267,460	468,317	255,346	188,569	142,013	257,432	1,812	—	1,580,949
Non-Performing Loans	—	467	2,401	3,768	1,685	2,311	11	—	10,643

Home Equity	$342	$—	$124	$364	$—	$614	$417,798	$2,556	$421,798
Performing Loans	342	—	124	364	—	538	417,373	2,411	421,152
Non-Performing Loans	—	—	—	—	—	76	425	145	646

Rental/Investment	$19,972	$29,786	$15,217	$15,178	$14,417	$7,991	$2,662	$496	$105,719
Performing Loans	19,834	29,786	15,143	15,178	14,340	7,826	2,662	496	105,265
Non-Performing Loans	138	—	74	—	77	165	—	—	454

Land Development	$7,343	$10,132	$1,727	$2,652	$1,317	$598	$340	$—	$24,109
Performing Loans	7,343	10,132	1,727	2,650	1,234	494	340	—	23,920
Non-Performing Loans	—	—	—	2	83	104	—	—	189

Real Estate - Commercial Mortgage	$49,654	$73,344	$61,707	$45,145	$38,791	$31,790	$9,536	$443	$310,410
Owner-Occupied	$28,626	$45,009	$39,590	$29,545	$26,029	$22,529	$4,762	$300	$196,390
Performing Loans	28,626	45,009	39,113	29,545	25,871	22,225	4,762	300	195,451
Non-Performing Loans	—	—	477	—	158	304	—	—	939

Non-Owner Occupied	$14,585	$17,891	$16,379	$11,892	$10,548	$6,853	$2,281	$143	$80,572
Performing Loans	14,585	17,891	16,379	11,892	10,548	6,806	2,281	143	80,525
Non-Performing Loans	—	—	—	—	—	47	—	—	47

Land Development	$6,443	$10,444	$5,738	$3,708	$2,214	$2,408	$2,493	$—	$33,448
Performing Loans	6,443	10,439	5,738	3,666	2,214	2,264	2,493	—	33,257
Non-Performing Loans	—	5	—	42	—	144	—	—	191

Installment loans to individuals	$23,111	$31,025	$31,744	$10,187	$2,875	$2,372	$9,770	$45	$111,129
Performing Loans	23,055	30,940	31,661	10,162	2,857	2,330	9,770	25	110,800
Non-Performing Loans	56	85	83	25	18	42	—	20	329

Total loans not subject to risk rating	$418,342	$705,395	$402,225	$282,162	$208,553	$316,206	$478,327	$3,845	$2,815,055
Performing Loans	418,148	704,838	399,043	278,217	206,317	312,930	477,644	3,680	2,800,817
Non-Performing Loans	194	557	3,182	3,945	2,236	3,276	683	165	14,238

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2020
Commercial, Financial, Agricultural	$33,805	$16,455	$10,381	$6,396	$2,826	$7,201	$245,485	$305	$322,854
Performing Loans	33,794	16,343	10,340	6,026	2,748	7,181	245,059	305	321,796
Non-Performing Loans	11	112	41	370	78	20	426	—	1,058

Lease Financing Receivables	$32,150	$25,270	$10,999	$4,231	$1,040	$2,172	$—	$—	$75,862
Performing Loans	32,150	25,270	10,999	4,231	992	2,172	—	—	75,814
Non-Performing Loans	—	—	—	—	48	—	—	—	48

Real Estate - Construction	$54,918	$10,334	$295	$153	$—	$—	$343	$—	$66,043
Residential	$53,108	$9,393	$295	$153	$—	$—	$343	$—	$63,292
Performing Loans	53,108	9,393	295	153	—	—	343	—	63,292
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$1,810	$941	$—	$—	$—	$—	$—	$—	$2,751
Performing Loans	1,810	941	—	—	—	—	—	—	2,751
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$517,553	$344,643	$261,735	$196,777	$105,216	$212,214	$426,437	$3,694	$2,068,269
Primary	$470,034	$321,155	$239,542	$176,926	$92,195	$207,721	$1,758	$45	$1,509,376
Performing Loans	470,034	318,929	235,816	175,219	91,479	205,530	1,747	45	1,498,799
Non-Performing Loans	—	2,226	3,726	1,707	716	2,191	11	—	10,577

Home Equity	$—	$203	$372	$—	$45	$799	$421,838	$3,119	$426,376
Performing Loans	—	203	372	—	45	684	421,516	2,642	425,462
Non-Performing Loans	—	—	—	—	—	115	322	477	914

Rental/Investment	$34,079	$20,499	$18,319	$17,758	$11,907	$3,356	$2,330	$530	$108,778
Performing Loans	34,079	20,404	18,245	17,595	11,901	3,196	2,330	530	108,280
Non-Performing Loans	—	95	74	163	6	160	—	—	498

Land Development	$13,440	$2,786	$3,502	$2,093	$1,069	$338	$511	$—	$23,739
Performing Loans	13,440	2,786	3,502	2,062	1,069	338	511	—	23,708
Non-Performing Loans	—	—	—	31	—	—	—	—	31

Real Estate - Commercial Mortgage	$81,953	$71,063	$56,193	$47,013	$35,801	$15,679	$10,772	$488	$318,962
Owner-Occupied	$48,814	$44,606	$36,661	$30,266	$23,974	$11,608	$5,919	$289	$202,137
Performing Loans	48,814	44,344	36,349	30,097	23,885	11,216	5,904	289	200,898
Non-Performing Loans	—	262	312	169	89	392	15	—	1,239

Non-Owner Occupied	$20,483	$18,585	$14,544	$13,821	$8,068	$3,491	$1,999	$147	$81,138
Performing Loans	20,483	18,460	14,486	13,821	8,068	3,439	1,999	147	80,903
Non-Performing Loans	—	125	58	—	—	52	—	—	235

Land Development	$12,656	$7,872	$4,988	$2,926	$3,759	$580	$2,854	$52	$35,687
Performing Loans	12,656	7,872	4,988	2,922	3,759	466	2,854	52	35,569
Non-Performing Loans	—	—	—	4	—	114	—	—	118

Installment loans to individuals	$60,133	$57,198	$13,704	$4,019	$2,459	$1,535	$10,661	$59	$149,768
Performing Loans	60,081	57,119	13,611	3,986	2,407	1,535	10,661	21	149,421
Non-Performing Loans	52	79	93	33	52	—	—	38	347

Total loans not subject to risk rating	$780,512	$524,963	$353,307	$258,589	$147,342	$238,801	$693,698	$4,546	$3,001,758
Performing Loans	780,449	522,064	349,003	256,112	146,353	235,757	692,924	4,031	2,986,693
Non-Performing Loans	63	2,899	4,304	2,477	989	3,044	774	515	15,065

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 4 – Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean purchased loans excluding loans held for sale.

The following is a summary of purchased loans as of the dates presented:

	June 30, 2021	December 31, 2020
Commercial, financial, agricultural	$124,725	$176,513
Real estate – construction:
Residential	2,564	2,859
Commercial	10,182	28,093
Total real estate – construction	12,746	30,952
Real estate – 1-4 family mortgage:
Primary	166,535	214,770
Home equity	63,088	80,392
Rental/investment	25,944	31,928
Land development	10,950	14,654
Total real estate – 1-4 family mortgage	266,517	341,744
Real estate – commercial mortgage:
Owner-occupied	290,041	323,041
Non-owner occupied	492,917	552,728
Land development	23,902	29,454
Total real estate – commercial mortgage	806,860	905,223
Installment loans to individuals	45,850	59,675
Loans	$1,256,698	$1,514,107

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Past Due and Nonaccrual Loans
The Company’s policies with respect to placing loans on nonaccrual status or charging off loans, and its accounting for interest on any such loans, are described above in Note 3, “Non Purchased Loans.”
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2021
Commercial, financial, agricultural	$376	$—	$113,802	$114,178	$1,293	$1,698	$7,556	$10,547	$124,725
Real estate – construction:
Residential	46	—	2,518	2,564	—	—	—	—	2,564
Commercial	—	—	10,182	10,182	—	—	—	—	10,182
Total real estate – construction	46	—	12,700	12,746	—	—	—	—	12,746
Real estate – 1-4 family mortgage:
Primary	1,530	37	160,292	161,859	625	1,958	2,093	4,676	166,535
Home equity	555	—	61,140	61,695	36	680	677	1,393	63,088
Rental/investment	104	—	25,730	25,834	41	56	13	110	25,944
Land development	100	—	10,838	10,938	—	—	12	12	10,950
Total real estate – 1-4 family mortgage	2,289	37	258,000	260,326	702	2,694	2,795	6,191	266,517
Real estate – commercial mortgage:
Owner-occupied	60	—	287,642	287,702	89	654	1,596	2,339	290,041
Non-owner occupied	—	845	484,120	484,965	—	—	7,952	7,952	492,917
Land development	86	55	23,481	23,622	—	138	142	280	23,902
Total real estate – commercial mortgage	146	900	795,243	796,289	89	792	9,690	10,571	806,860
Installment loans to individuals	926	8	44,535	45,469	12	148	221	381	45,850
Loans, net of unearned income	$3,783	$945	$1,224,280	$1,229,008	$2,096	$5,332	$20,262	$27,690	$1,256,698

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2020
Commercial, financial, agricultural	$818	$101	$163,658	$164,577	$74	$2,024	$9,838	$11,936	$176,513
Real estate – construction:
Residential	—	—	2,859	2,859	—	—	—	—	2,859
Commercial	—	—	28,093	28,093	—	—	—	—	28,093
Total real estate – construction	—	—	30,952	30,952	—	—	—	—	30,952
Real estate – 1-4 family mortgage:
Primary	2,394	74	206,635	209,103	687	2,799	2,181	5,667	214,770
Home equity	294	43	78,739	79,076	4	674	638	1,316	80,392
Rental/investment	180	14	30,931	31,125	—	724	79	803	31,928
Land development	109	—	14,231	14,340	—	—	314	314	14,654
Total real estate – 1-4 family mortgage	2,977	131	330,536	333,644	691	4,197	3,212	8,100	341,744
Real estate – commercial mortgage:
Owner-occupied	2,511	—	317,997	320,508	193	447	1,893	2,533	323,041
Non-owner occupied	207	—	544,694	544,901	7,682	—	145	7,827	552,728
Land development	112	—	28,962	29,074	—	164	216	380	29,454
Total real estate – commercial mortgage	2,830	—	891,653	894,483	7,875	611	2,254	10,740	905,223
Installment loans to individuals	2,026	35	57,339	59,400	31	136	108	275	59,675
Loans, net of unearned income	$8,651	$267	$1,474,138	$1,483,056	$8,671	$6,968	$15,412	$31,051	$1,514,107

There was one restructured loan in the aggregate amount of $37 contractually 90 days past due or more and still accruing at June 30, 2021 and three restructured loans in the aggregate amount of $207 contractually 90 days past due or more and still accruing at June 30, 2020. The outstanding balance of restructured loans on nonaccrual status was $18,279 and $7,851 at June 30, 2021 and June 30, 2020, respectively.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended June 30, 2021
Real estate – 1-4 family mortgage:
Primary	1	862	862
Three months ended June 30, 2020
Commercial, financial, agricultural	1	$1,029	$1,031
Real estate – 1-4 family mortgage:
Primary	1	$66	$68
Home equity	1	159	162
Total real estate – 1-4 family mortgage	2	225	230
Real estate – commercial mortgage:
Owner-occupied	1	69	69
Non-owner occupied	1	542	544
Total real estate – commercial mortgage	2	611	613
Installment loans to individuals	1	25	19
Total	6	$1,890	$1,893

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Six months ended June 30, 2021
Commercial, financial, agricultural	1	$135	$135
Real estate – 1-4 family mortgage:
Primary	1	862	862
Total	2	$997	$997
Six months ended June 30, 2020
Commercial, financial, agricultural	1	$1,029	$1,031
Real estate – 1-4 family mortgage:
Primary	2	290	183
Home equity	1	159	162
Total real estate – 1-4 family mortgage	3	449	345
Real estate – commercial mortgage:
Owner-occupied	1	69	69
Non-owner occupied	1	542	544
Total real estate – commercial mortgage	2	611	613
Installment loans to individuals	1	25	19
Total	7	$2,114	$2,008

With respect to loans that were restructured during the six months ended June 30, 2021 and June 30, 2020, none have subsequently defaulted and remain outstanding as of the date of this report.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2021	48	$8,687
Additional advances or loans with concessions	2	1,236
Reductions due to:
Reclassified to nonperforming loans	(3)	(2,470)
Paid in full	(4)	(1,222)
Charge-offs	(1)	(205)
Principal paydowns	—	(154)
Totals at June 30, 2021	42	$5,872

The allowance for credit losses attributable to restructured loans was $127 and $302 at June 30, 2021 and June 30, 2020, respectively. The Company had $1 and $242 in remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2021 and June 30, 2020, respectively.

As discussed in Note 3, “Non Purchased Loans,” the Company implemented a loan deferral program in response to the COVID-19 pandemic. As of June 30, 2021, the Company had 33 loans with total balances of approximately $2,300 remaining on deferral. Under the applicable guidance, none of these loans were considered “restructured loans.”

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Credit Quality
A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 3, “Non Purchased Loans.” The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2021
Commercial, Financial, Agricultural	$—	$—	$679	$18,481	$16,855	$30,643	$47,497	$1,879	$116,034
Pass	—	—	679	16,261	11,563	23,206	42,942	412	95,063
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,220	5,292	7,437	4,555	1,467	20,971

Real Estate - Construction	$—	$—	$—	$1,005	$452	$10,867	$—	$—	$12,324
Residential	$—	$—	$—	$1,005	$452	$685	$—	$—	$2,142
Pass	—	—	—	1,005	452	685	—	—	2,142
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$—	$—	$10,182	$—	$—	$10,182
Pass	—	—	—	—	—	10,182	—	—	10,182
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$—	$11,373	$4,555	$30,598	$888	$226	$47,640
Primary	$—	$—	$—	$4,239	$2,600	$13,586	$—	$—	$20,425
Pass	—	—	—	4,239	2,514	9,567	—	—	16,320
Special Mention	—	—	—	—	—	1,014	—	—	1,014
Substandard	—	—	—	—	86	3,005	—	—	3,091

Home Equity	$—	$—	$—	$—	$—	$—	$651	$226	$877
Pass	—	—	—	—	—	—	162	—	162
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	489	226	715

Rental/Investment	$—	$—	$—	$—	$1,841	$14,415	$237	$—	$16,493
Pass	—	—	—	—	1,841	13,564	87	—	15,492
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	851	150	—	1,001

Land Development	$—	$—	$—	$7,134	$114	$2,597	$—	$—	$9,845
Pass	—	—	—	7,134	87	1,184	—	—	8,405
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	27	1,413	—	—	1,440

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - Commercial Mortgage	$—	$—	$—	$57,113	$159,064	$528,632	$9,749	$14,559	$769,117
Owner-Occupied	$—	$—	$—	$14,682	$33,181	$217,414	$3,174	$2	$268,453
Pass	—	—	—	14,682	29,288	193,496	3,166	—	240,632
Special Mention	—	—	—	—	1,582	1,971	—	—	3,553
Substandard	—	—	—	—	2,311	21,947	8	2	24,268

Non-Owner Occupied	$—	$—	$—	$40,506	$122,120	$297,530	$6,380	$14,557	$481,093
Pass	—	—	—	24,133	114,441	254,147	6,380	—	399,101
Special Mention	—	—	—	—	—	10,570	—	—	10,570
Substandard	—	—	—	16,373	7,679	32,813	—	14,557	71,422

Land Development	$—	$—	$—	$1,925	$3,763	$13,688	$195	$—	$19,571
Pass	—	—	—	1,925	3,763	7,522	195	—	13,405
Special Mention	—	—	—	—	—	5,253	—	—	5,253
Substandard	—	—	—	—	—	913	—	—	913

Installment loans to individuals	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$—	$—	$679	$87,972	$180,926	$600,740	$58,134	$16,664	$945,115
Pass	—	—	679	69,379	163,949	513,553	52,932	412	800,904
Special Mention	—	—	—	—	1,582	18,808	—	—	20,390
Substandard	—	—	—	18,593	15,395	68,379	5,202	16,252	123,821

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2020
Commercial, Financial, Agricultural	$—	$711	$28,242	$27,222	$22,377	$20,759	$64,563	$1,788	$165,662
Pass	—	711	24,211	20,930	17,240	16,880	56,736	409	137,117
Special Mention	—	—	357	97	104	—	—	—	558
Substandard	—	—	3,674	6,195	5,033	3,879	7,827	1,379	27,987

Real Estate - Construction	$—	$—	$10,522	$9,228	$10,781	$—	$—	$—	$30,531
Residential	$—	$—	$1,543	$211	$684	$—	$—	$—	$2,438
Pass	—	—	1,543	211	684	—	—	—	2,438
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$8,979	$9,017	$10,097	$—	$—	$—	$28,093
Pass	—	—	8,979	9,017	10,097	—	—	—	28,093
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$—	$—	$14,022	$7,126	$1,112	$38,747	$957	$253	$62,217
Primary	$—	$—	$6,873	$3,212	$595	$17,223	$249	$—	$28,152
Pass	—	—	5,556	3,212	594	12,665	249	—	22,276
Special Mention	—	—	—	—	—	1,120	—	—	1,120
Substandard	—	—	1,317	—	1	3,438	—	—	4,756

Home Equity	$—	$—	$—	$—	$—	$—	$697	$253	$950
Pass	—	—	—	—	—	—	59	—	59
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	638	253	891

Rental/Investment	$—	$—	$—	$1,883	$232	$18,275	$9	$—	$20,399
Pass	—	—	—	1,883	232	16,139	9	—	18,263
Special Mention	—	—	—	—	—	44	—	—	44
Substandard	—	—	—	—	—	2,092	—	—	2,092

Land Development	$—	$—	$7,149	$2,031	$285	$3,249	$2	$—	$12,716
Pass	—	—	7,149	2,009	285	1,793	2	—	11,238
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	22	—	1,456	—	—	1,478

Real Estate - Commercial Mortgage	$—	$—	$76,557	$153,960	$171,487	$435,073	$22,631	$4,688	$864,396
Owner-Occupied	$—	$—	$15,001	$32,567	$61,568	$181,007	$9,723	$2	$299,868
Pass	—	—	15,001	29,276	43,962	161,790	5,808	—	255,837
Special Mention	—	—	—	—	9,670	—	—	—	9,670
Substandard	—	—	—	3,291	7,936	19,217	3,915	2	34,361

Non-Owner Occupied	$—	$—	$55,962	$117,592	$107,004	$242,249	$12,720	$4,686	$540,213
Pass	—	—	37,002	109,910	83,738	221,423	6,431	—	458,504
Special Mention	—	—	2,591	—	5,302	2,622	—	—	10,515
Substandard	—	—	16,369	7,682	17,964	18,204	6,289	4,686	71,194

Land Development	$—	$—	$5,594	$3,801	$2,915	$11,817	$188	$—	$24,315
Pass	—	—	5,594	3,801	2,780	4,962	188	—	17,325
Special Mention	—	—	—	—	—	5,438	—	—	5,438
Substandard	—	—	—	—	135	1,417	—	—	1,552

Installment loans to individuals	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$—	$711	$129,343	$197,536	$205,757	$494,579	$88,151	$6,729	$1,122,806
Pass	—	711	105,035	180,249	159,612	435,652	69,482	409	951,150
Special Mention	—	—	2,948	97	15,076	9,224	—	—	27,345
Substandard	—	—	21,360	17,190	31,069	49,703	18,669	6,320	144,311

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables present the performing status of the Company’s loan portfolio not subject to risk rating by origination date:

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2021
Commercial, Financial, Agricultural	$—	$—	$—	$383	$337	$2,727	$5,021	$223	$8,691
Performing Loans	—	—	—	383	337	2,727	5,001	223	8,671
Non-Performing Loans	—	—	—	—	—	—	20	—	20

Real Estate - Construction	$—	$—	$—	$422	$—	$—	$—	$—	$422
Residential	$—	$—	$—	$422	$—	$—	$—	$—	$422
Performing Loans	—	—	—	422	—	—	—	—	422
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$363	$2,233	$26,840	$131,914	$55,416	$2,111	$218,877
Primary	$—	$—	$243	$1,684	$24,349	$119,577	$166	$91	$146,110
Performing Loans	—	—	243	1,574	23,741	115,772	166	22	141,518
Non-Performing Loans	—	—	—	110	608	3,805	—	69	4,592

Home Equity	$—	$—	$—	$549	$2,295	$2,109	$55,238	$2,020	$62,211
Performing Loans	—	—	—	549	2,295	2,031	54,552	1,618	61,045
Non-Performing Loans	—	—	—	—	—	78	686	402	1,166

Rental/Investment	$—	$—	$120	$—	$124	$9,195	$12	$—	$9,451
Performing Loans	—	—	120	—	124	9,112	12	—	9,368
Non-Performing Loans	—	—	—	—	—	83	—	—	83

Land Development	$—	$—	$—	$—	$72	$1,033	$—	$—	$1,105
Performing Loans	—	—	—	—	72	1,033	—	—	1,105
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$—	$—	$331	$1,199	$1,112	$33,778	$1,323	$—	$37,743
Owner-Occupied	$—	$—	$—	$644	$589	$19,562	$793	$—	$21,588
Performing Loans	—	—	—	644	589	19,301	793	—	21,327
Non-Performing Loans	—	—	—	—	—	261	—	—	261

Non-Owner Occupied	$—	$—	$331	$404	$138	$10,536	$415	$—	$11,824
Performing Loans	—	—	331	404	—	10,409	415	—	11,559
Non-Performing Loans	—	—	—	—	138	127	—	—	265

Land Development	$—	$—	$—	$151	$385	$3,680	$115	$—	$4,331
Performing Loans	—	—	—	151	385	3,625	115	—	4,276
Non-Performing Loans	—	—	—	—	—	55	—	—	55

Installment loans to individuals	$—	$—	$—	$26,952	$12,424	$4,625	$1,785	$64	$45,850
Performing Loans	—	—	—	26,908	12,370	4,367	1,785	32	45,462
Non-Performing Loans	—	—	—	44	54	258	—	32	388

Total loans not subject to risk rating	$—	$—	$694	$31,189	$40,713	$173,044	$63,545	$2,398	$311,583
Performing Loans	—	—	694	31,035	39,913	168,377	62,839	1,895	304,753
Non-Performing Loans	—	—	—	154	800	4,667	706	503	6,830

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2020
Commercial, Financial, Agricultural	$—	$—	$445	$349	$303	$2,899	$6,809	$46	$10,851
Performing Loans	—	—	445	349	303	2,899	6,784	46	10,826
Non-Performing Loans	—	—	—	—	—	—	25	—	25

Real Estate - Construction	$—	$—	$421	$—	$—	$—	$—	$—	$421
Residential	$—	$—	$421	$—	$—	$—	$—	$—	$421
Performing Loans	—	—	421	—	—	—	—	—	421
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$371	$3,082	$33,674	$28,169	$140,689	$70,870	$2,672	$279,527
Primary	$—	$248	$1,953	$30,078	$25,956	$127,642	$630	$111	$186,618
Performing Loans	—	248	1,842	29,321	25,935	122,970	630	25	180,971
Non-Performing Loans	—	—	111	757	21	4,672	—	86	5,647

Home Equity	$—	$—	$742	$3,324	$1,668	$1,027	$70,120	$2,561	$79,442
Performing Loans	—	—	742	3,324	1,668	960	69,518	2,124	78,336
Non-Performing Loans	—	—	—	—	—	67	602	437	1,106

Rental/Investment	$—	$123	$—	$200	$193	$10,893	$120	$—	$11,529
Performing Loans	—	123	—	200	193	10,800	120	—	11,436
Non-Performing Loans	—	—	—	—	—	93	—	—	93

Land Development	$—	$—	$387	$72	$352	$1,127	$—	$—	$1,938
Performing Loans	—	—	387	30	117	1,127	—	—	1,661
Non-Performing Loans	—	—	—	42	235	—	—	—	277

Real Estate - Commercial Mortgage	$—	$337	$597	$1,063	$982	$35,946	$1,902	$—	$40,827
Owner-Occupied	$—	$—	$—	$625	$660	$20,531	$1,357	$—	$23,173
Performing Loans	—	—	—	625	660	20,253	1,357	—	22,895
Non-Performing Loans	—	—	—	—	—	278	—	—	278

Non-Owner Occupied	$—	$337	$443	$49	$66	$11,467	$153	$—	$12,515
Performing Loans	—	337	443	49	66	11,331	153	—	12,379
Non-Performing Loans	—	—	—	—	—	136	—	—	136

Land Development	$—	$—	$154	$389	$256	$3,948	$392	$—	$5,139
Performing Loans	—	—	154	389	256	3,890	392	—	5,081
Non-Performing Loans	—	—	—	—	—	58	—	—	58

Installment loans to individuals	$—	$—	$34,976	$15,497	$1,118	$4,348	$3,676	$60	$59,675
Performing Loans	—	—	34,942	15,405	1,051	4,262	3,676	29	59,365
Non-Performing Loans	—	—	34	92	67	86	—	31	310

Total loans not subject to risk rating	$—	$708	$39,521	$50,583	$30,572	$183,882	$83,257	$2,778	$391,301
Performing Loans	—	708	39,376	49,692	30,249	178,492	82,630	2,224	383,371
Non-Performing Loans	—	—	145	891	323	5,390	627	554	7,930

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5 – Allowance for Credit Losses
(In Thousands)
The following is a summary of total non purchased and purchased loans as of the dates presented:

	June 30, 2021	December 31, 2020
Commercial, financial, agricultural	$1,634,633	$2,536,984
Lease financing	78,028	80,022
Real estate – construction:
Residential	277,163	246,673
Commercial	774,196	611,431
Total real estate – construction	1,051,359	858,104
Real estate – 1-4 family mortgage:
Primary	1,790,522	1,750,951
Home equity	489,933	513,160
Rental/investment	297,341	296,364
Land development	124,295	137,833
Total real estate – 1-4 family mortgage	2,702,091	2,698,308
Real estate – commercial mortgage:
Owner-occupied	1,663,191	1,657,806
Non-owner occupied	2,742,029	2,747,467
Land development	124,949	149,579
Total real estate – commercial mortgage	4,530,169	4,554,852
Installment loans to individuals	156,987	209,537
Gross loans	10,153,267	10,937,807
Unearned income	(4,025)	(4,160)
Loans, net of unearned income	10,149,242	10,933,647
Allowance for credit losses on loans	(172,354)	(176,144)
Net loans	$9,976,888	$10,757,503

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
The Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses in the Company’s loan portfolio. As of June 30, 2021 and December 31, 2020, the Company had accrued interest receivable for loans of $48,774 and $56,459, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets. Although the Company made the election to exclude accrued interest from the measurement of the allowance for credit losses, the Company did have an allowance for credit losses on interest deferred as part of the loan deferral program of $1,367 and $1,500, respectively, as of June 30, 2021 and December 31, 2020. The decrease in the balance during the first half of 2021 is due to the charge-off of deferred interest balances.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Three Months Ended June 30, 2021
Allowance for credit losses:
Beginning balance	$37,592	$14,977	$31,694	$76,225	$1,546	$11,072	$173,106
Charge-offs	(1,184)	—	(152)	(171)	—	(1,347)	(2,854)
Recoveries	233	—	401	143	14	1,311	2,102
Net (charge-offs) recoveries	(951)	—	249	(28)	14	(36)	(752)
Provision for credit losses on loans	353	752	(640)	(1,304)	(49)	888	—
Ending balance	$36,994	$15,729	$31,303	$74,893	$1,511	$11,924	$172,354
Six Months Ended June 30, 2021
Allowance for credit losses:
Beginning balance	$39,031	$16,047	$32,165	$76,127	$1,624	$11,150	$176,144
Charge-offs	(4,682)	(52)	(253)	(232)	—	(3,005)	(8,224)
Recoveries	522	13	662	314	25	2,898	4,434
Net (charge-offs) recoveries	(4,160)	(39)	409	82	25	(107)	(3,790)
Provision for credit losses on loans	2,123	(279)	(1,271)	(1,316)	(138)	881	—
Ending balance	$36,994	$15,729	$31,303	$74,893	$1,511	$11,924	$172,354
Period-End Amount Allocated to:
Individually evaluated	$9,121	$—	$228	$4,207	$—	$612	$14,168
Collectively evaluated	27,873	15,729	31,075	70,686	1,511	11,312	158,186
Ending balance	$36,994	$15,729	$31,303	$74,893	$1,511	$11,924	$172,354
Loans:
Individually evaluated	$14,409	$—	$5,017	$20,810	$—	$636	$40,872
Collectively evaluated	1,620,224	1,051,359	2,697,074	4,509,359	74,003	156,351	10,108,370
Ending balance	$1,634,633	$1,051,359	$2,702,091	$4,530,169	$74,003	$156,987	$10,149,242

Nonaccruing loans with no allowance for credit losses	$2,826	$—	$2,841	$4,953	$—	$10	$10,630

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total

Three Months Ended June 30, 2020
Allowance for credit losses:
Beginning balance	$25,937	$10,924	$27,320	$44,237	$1,588	$10,179	$120,185
Charge-offs	(1,156)	(532)	(142)	—	—	(1,736)	(3,566)
Recoveries	108	—	48	41	5	1,666	1,868
Net (charge-offs) recoveries	(1,048)	(532)	(94)	41	5	(70)	(1,698)
Provision for credit losses on loans	5,796	2,146	2,175	15,783	219	781	26,900
Ending balance	$30,685	$12,538	$29,401	$60,061	$1,812	$10,890	$145,387
Six Months Ended June 30, 2020
Allowance for credit losses:
Beginning balance	$10,658	$5,029	$9,814	$24,990	$910	$761	$52,162
Impact of the adoption of ASC 326	11,351	3,505	14,314	4,293	521	8,500	42,484
Charge-offs	(1,549)	(532)	(363)	(2,047)	—	(4,424)	(8,915)
Recoveries	298	—	136	1,740	10	4,222	6,406
Net (charge-offs) recoveries	(1,251)	(532)	(227)	(307)	10	(202)	(2,509)
Provision for credit losses on loans	9,927	4,536	5,500	31,085	371	1,831	53,250
Ending balance	$30,685	$12,538	$29,401	$60,061	$1,812	$10,890	$145,387
Period-End Amount Allocated to:
Individually evaluated	$3,882	$—	$378	$550	$—	$270	$5,080
Collectively evaluated	26,803	12,538	29,023	59,511	1,812	10,620	140,307
Ending balance	$30,685	$12,538	$29,401	$60,061	$1,812	$10,890	$145,387
Loans:
Individually evaluated	$9,736	$—	$5,142	$7,883	$—	$626	$23,387
Collectively evaluated	2,631,862	791,108	2,783,371	4,402,870	80,779	283,927	10,973,917
Ending balance	$2,641,598	$791,108	$2,788,513	$4,410,753	$80,779	$284,553	$10,997,304

Nonaccruing loans with no allowance for credit losses	$720	$—	$2,503	$3,910	$—	$2	$7,135

The Company did not record a provision for credit losses during the second quarter or first half of 2021, as compared to a provision for credit losses on loans of $26,900 in the second quarter of 2020 and $53,250 in the first half of 2020. The Company’s allowance for credit loss model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. Based on the continual improvements in these forecasts over the last few quarters, the Company determined that additional provisioning during the second quarter of 2021 was not necessary.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The following tables provide a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Three Months Ended June 30,	2021	2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,535	$14,735
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	—	2,600
Ending balance	$20,535	$17,335

Six Months Ended June 30,	2021	2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,535	$946
Impact of the adoption of ASC 326	—	10,389
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	—	6,000
Ending balance	$20,535	$17,335

Note 6 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

	Purchased OREO	Non Purchased OREO	Total OREO
June 30, 2021
Residential real estate	$197	$64	$261
Commercial real estate	1,048	1,548	2,596
Residential land development	337	4	341
Commercial land development	1,682	59	1,741
Total	$3,264	$1,675	$4,939
December 31, 2020
Residential real estate	$72	$107	$179
Commercial real estate	1,741	924	2,665
Residential land development	337	676	1,013
Commercial land development	1,777	338	2,115
Total	$3,927	$2,045	$5,972

Changes in the Company’s purchased and non purchased OREO were as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at January 1, 2021	$3,927	$2,045	$5,972
Transfers of loans	967	1,536	2,503
Impairments	(47)	(70)	(117)
Dispositions	(1,492)	(1,836)	(3,328)
Other	(91)	—	(91)
Balance at June 30, 2021	$3,264	$1,675	$4,939

At June 30, 2021 and December 31, 2020, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $58 and $1,308, respectively.
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Repairs and maintenance	$22	$85	$42	$170
Property taxes and insurance	37	16	48	149
Impairments	47	630	117	827
Net losses (gains) on OREO sales	6	(101)	(50)	(89)
Rental income	(8)	(10)	(12)	(19)
Total	$104	$620	$145	$1,038

Note 7 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the six months ended June 30, 2021 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2021	$936,916	$2,767	$939,683
Additions to goodwill and other adjustments	—	—	—
Balance at June 30, 2021	$936,916	$2,767	$939,683

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2021
Core deposit intangibles	$82,492	$(56,584)	$25,908
Customer relationship intangible	2,470	(1,375)	1,095
Total finite-lived intangible assets	$84,962	$(57,959)	$27,003
December 31, 2020
Core deposit intangibles	$82,492	$(53,539)	$28,953
Customer relationship intangible	2,470	(1,284)	1,186
Total finite-lived intangible assets	$84,962	$(54,823)	$30,139

Current year amortization expense for finite-lived intangible assets is presented in the table below.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Amortization expense for:
Core deposit intangibles	$1,494	$1,789	$3,046	$3,639
Customer relationship intangible	45	45	91	90
Total intangible amortization	$1,539	$1,834	$3,137	$3,729

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2021 and the succeeding four years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2021	$5,860	$181	$6,041
2022	4,940	181	5,121
2023	4,044	181	4,225
2024	3,498	181	3,679
2025	3,103	181	3,284

Note 8 – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights (“MSRs”) are recognized as a separate asset on the date the corresponding mortgage loan is sold. MSRs are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions, including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors, and is subject to significant fluctuation as a result of actual prepayment speeds, default rates and losses differing from estimates thereof. For example, a decline in mortgage interest rates or an increase in actual prepayment speeds may cause negative adjustments to the valuation of the Company’s MSRs.
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
There was a positive valuation adjustment of $13,561 during the six months ended June 30, 2021 on MSRs. This positive adjustment primarily arose from an increase in mortgage interest rates and a corresponding decrease in actual prepayment speeds. During the six months ended June 30, 2020 there was a negative valuation adjustment of $14,522 which was caused by a difference between actual prepayment speeds and the Company’s assumptions with respect to prepayment speeds.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2021	$62,994
Capitalization	19,922
Amortization	(11,565)
Valuation adjustment	13,561
Balance at June 30, 2021	$84,912

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2021	December 31, 2020
Unpaid principal balance	$8,364,217	$7,322,671

Weighted-average prepayment speed (CPR)	12.07%	15.05%
Estimated impact of a 10% increase	$(4,177)	$(4,001)
Estimated impact of a 20% increase	(8,080)	(7,674)

Discount rate	9.81%	9.86%
Estimated impact of a 10% increase	$(3,212)	$(2,144)
Estimated impact of a 20% increase	(6,198)	(4,144)

Weighted-average coupon interest rate	3.38%	3.58%
Weighted-average servicing fee (basis points)	30.28	29.94
Weighted-average remaining maturity (in years)	6.09	5.14
The Company recorded servicing fees of $4,616 and $2,990 for the three months ended June 30, 2021 and 2020, respectively, and servicing fees of $8,687 and $5,612 for the six months ended June 30, 2021 and 2020, respectively, all of which are included in “Mortgage banking income” in the Consolidated Statements of Income.

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

Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost	$—	$—	$1	$1
Interest cost	175	250	3	2
Expected return on plan assets	(441)	(413)	—	—
Recognized actuarial loss (gain)	78	96	(2)	(27)
Net periodic (return) benefit cost	$(188)	$(67)	$2	$(24)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost	$—	$—	$2	$3
Interest cost	341	492	7	7
Expected return on plan assets	(884)	(826)	—	—
Recognized actuarial loss (gain)	132	175	(2)	(45)
Net periodic (return) benefit cost	$(411)	$(159)	$7	$(35)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Incentive Compensation Plans
The Company maintains a long-term equity compensation plan that provides for the grant of stock options and the award of restricted stock. There were no stock options granted, nor compensation expense associated with options recorded, during the six months ended June 30, 2021 or 2020.
The following table summarizes information about options outstanding, exercised and forfeited as of and for the six months ended June 30, 2021:

	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	10,500	$14.96
Granted	—	—
Exercised	(5,000)	14.96
Forfeited	—	—
Options outstanding at end of period	5,500	$14.96

The Company also awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to non-employee directors, executives, and other officers and employees.
The following table summarizes the changes in restricted stock as of and for the six months ended June 30, 2021:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	132,827	$32.88	548,416	$34.15
Awarded	78,230	34.02	250,483	37.24
Vested	—	—	(126,121)	37.20
Cancelled	—	—	(53,007)	37.67
Nonvested at end of period	211,057	$33.30	619,771	$34.48
During the six months ended June 30, 2021, the Company reissued 126,147 shares from treasury in connection with the exercise of stock options and awards of restricted stock. The Company recorded total stock-based compensation expense of $2,385 and $2,998 for the three months ended June 30, 2021 and 2020, respectively and $5,141 and $5,748 for the six months ended June 30, 2021 and 2020, respectively.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

	Balance Sheet	June 30, 2021		December 31, 2020
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$204,113	$6,450	$222,933	$9,884
Interest rate lock commitments	Other Assets	517,860	10,448	589,701	19,824
Forward commitments	Other Assets	73,000	68	—	—
Totals		$794,973	$16,966	$812,634	$29,708
Derivative liabilities:
Interest rate contracts	Other Liabilities	$204,113	$6,450	$222,933	$9,884
Interest rate lock commitments	Other Liabilities	10,908	28	—	—
Forward commitments	Other Liabilities	723,000	1,878	716,000	5,090
Totals		$938,021	$8,356	$938,933	$14,974
Gains and losses included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the dates presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest rate contracts:
Included in interest income on loans	$836	$523	$1,206	$1,259
Interest rate lock commitments:
Included in mortgage banking income	(1,082)	2,924	(9,404)	24,745
Forward commitments
Included in mortgage banking income	(15,523)	11,321	3,280	(4,149)
Total	$(15,769)	$14,768	$(4,918)	$21,855
Derivatives designated as cash flow hedges
Cash flow hedge relationships mitigate exposure to the variability of future cash flow or other forecasted transactions. The Company uses interest rate swap contracts in an effort to manage future interest rate exposure on borrowings. The hedging strategy converts the LIBOR-based variable interest rate on the forecasted borrowings to a fixed interest rate. As of June 30, 2021, the Company is hedging its exposure to the variability of future cash flows through 2030 and a portion of these hedges are forward starting.
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	June 30, 2021		December 31, 2020
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$200,000	$10,504	$175,000	$3,866
Derivative liabilities:
Interest rate swaps	Other Liabilities	$62,000	$4,062	$87,000	$5,924
Changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the six months ended June 30, 2021 or 2020. The impact on other comprehensive income for the six months ended June 30, 2021 and 2020 is discussed in Note 13, “Other Comprehensive Income (Loss).”

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
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	June 30, 2021		December 31, 2020
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$4,386	$100,000	$209
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Three Months Ended June 30,		Six Months Ended June 30,
	Location	2021	2020	2021	2020
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$3,264	$—	$(4,177)	$—
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$(3,264)	$—	$4,177	$—
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Long-term debt	$94,024	$98,114	$4,386	$209
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Gross amounts recognized	$10,643	$3,866	$16,705	$21,107
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	10,643	3,866	16,705	21,107
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	5,987	3,866	5,987	3,866
Financial collateral pledged	—	—	9,092	14,042
Net amounts	$4,656	$—	$1,626	$3,199

Note 11 – Income Taxes

(In Thousands)

The following table is a summary of the Company’s temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates presented.

	June 30,	December 31,
	2021	2020
Deferred tax assets
Allowance for credit losses	$53,316	$53,597
Loans	4,123	5,526
Deferred compensation	12,280	13,114
Investment in partnerships	114	—
Impairment of assets	655	1,067
Net operating loss carryforwards	1,477	1,857
Lease liabilities under operating leases	16,804	17,732
Other	4,043	3,539
Total deferred tax assets	92,812	96,432
Deferred tax liabilities
Net unrealized gains on securities	6,501	8,434
Investment in partnerships	—	793
Fixed assets	1,942	3,285
Mortgage servicing rights	20,211	14,623
Junior subordinated debt	2,200	2,245
Intangibles	3,524	3,882
Lease right-of-use asset	15,907	16,833
Other	903	1,672
Total deferred tax liabilities	51,188	51,767
Net deferred tax assets	$41,624	$44,665

For the six months ended June 30, 2021 and 2020, the Company recorded a provision for income taxes totaling $24,387 and $5,410, respectively. The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences. During the second quarter of 2021 the Company recognized a one-time state tax credit investment of $3,460 which reduced income taxes as a discrete item. The effective tax rate, excluding discrete items, was 22.21% and 19.64% for the six months ended June 30, 2021 and 2020, respectively.

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
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
June 30, 2021
Financial assets:
Securities available for sale	$—	$2,163,820	$—	$2,163,820
Derivative instruments	—	27,470	—	27,470
Mortgage loans held for sale in loans held for sale	—	448,959	—	448,959
Total financial assets	$—	$2,640,249	$—	$2,640,249
Financial liabilities:
Derivative instruments:	$—	$16,804	$—	$16,804

	Level 1	Level 2	Level 3	Totals
December 31, 2020
Financial assets:
Trust preferred securities	$—	$—	$9,012	$9,012
Other available for sale securities	—	1,334,445	—	1,334,445
Total securities available for sale	—	1,334,445	9,012	1,343,457
Derivative instruments	—	33,574	—	33,574
Mortgage loans held for sale in loans held for sale	—	417,771	—	417,771
Total financial assets	$—	$1,785,790	$9,012	$1,794,802
Financial liabilities:
Derivative instruments	$—	$21,107	$—	$21,107

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the six months ended June 30, 2021.
The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of the dates presented:

	2021	2020
Three Months Ended June 30, 2021	Trust preferred securities	Trust preferred securities
Three Months Ended June 30,
Balance at beginning of period	$—	$8,604
Accretion included in net income	—	9
Unrealized losses included in other comprehensive income	—	(903)
Settlements	—	(31)
Balance at end of period	$—	$7,679

Six Months Ended June 30,
Balance at beginning of period	$9,012	$9,986
Accretion included in net income	7	18
Unrealized gains (losses) included in other comprehensive income	941	(2,222)
Realized losses	2,061	—
Purchases	(12,021)	—
Settlements	—	(103)
Balance at end of period	$—	$7,679

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

For each of the three and six months ended June 30, 2021 and 2020, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

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

June 30, 2021	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$11,150	$11,150
OREO	—	—	549	549
Mortgage servicing rights	—	—	84,912	84,912
Total	$—	$—	$96,611	$96,611

December 31, 2020	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$24,145	$24,145
OREO	—	—	2,736	2,736
Mortgage servicing rights	—	—	62,994	62,994
Total	$—	$—	$89,875	$89,875

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Individually evaluated loans: Loans are individually evaluated for credit losses each quarter taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Individually evaluated loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Individually evaluated loans that were measured or re-measured at fair value had a carrying value of $16,141 and $36,990 at June 30, 2021 and December 31, 2020, respectively, and a specific reserve for these loans of $4,991 and $12,845 was included in the allowance for credit losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets as of the dates presented:

	June 30, 2021	December 31, 2020
Carrying amount prior to remeasurement	$596	$4,051
Impairment recognized in results of operations	(47)	(1,315)
Fair value	$549	$2,736

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at June 30, 2021 and fair value at December 31, 2020. There were $13,561 of positive valuation adjustments on MSRs during the six months ended June 30, 2021 and $14,522 of negative valuation adjustments recognized during the six months ended June 30, 2020.
The following table presents information as of June 30, 2021 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans, net of allowance for credit losses	$11,150	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$549	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

Fair Value Option
The Company has elected to measure all mortgage loans held for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.
Net losses of $7,520 and net gains of $9,617 resulting from fair value changes of these mortgage loans were recorded in income during the six months ended June 30, 2021 and 2020, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2021 and December 31, 2020:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2021
Mortgage loans held for sale measured at fair value	$448,959	$434,310	$14,649

December 31, 2020
Mortgage loans held for sale measured at fair value	$417,771	$395,602	$22,169

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of June 30, 2021	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,605,488	$1,605,488	$—	$—	$1,605,488
Securities available for sale	2,163,820	—	2,163,820	—	2,163,820
Loans held for sale	448,959	—	448,959	—	448,959
Loans, net	9,976,888	—	—	9,868,318	9,868,318
Mortgage servicing rights	84,912	—	—	87,531	87,531
Derivative instruments	27,470	—	27,470	—	27,470
Financial liabilities
Deposits	$13,115,351	$11,582,111	$1,537,071	$—	$13,119,182
Short-term borrowings	14,933	14,933	—	—	14,933
Federal Home Loan Bank advances	150,434	—	155,828	—	155,828
Junior subordinated debentures	111,083	—	100,243	—	100,243
Subordinated notes	207,889	—	219,676	—	219,676
Derivative instruments	16,804	—	16,804	—	16,804

		Fair Value
As of December 31, 2020	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$633,203	$633,203	$—	$—	$633,203
Securities available for sale	1,343,457	—	1,334,445	9,012	1,343,457
Loans held for sale	417,771	—	417,771	—	417,771
Loans, net	10,757,503	—	—	10,668,625	10,668,625
Mortgage servicing rights	62,994	—	—	62,994	62,994
Derivative instruments	33,574	—	33,574	—	33,574
Financial liabilities
Deposits	$12,059,081	$10,363,193	$1,706,005	$—	$12,069,198
Short-term borrowings	21,340	21,340	—	—	21,340
Federal Home Loan Bank advances	152,167	—	158,914	—	158,914
Junior subordinated debentures	110,794	—	93,092	—	93,092
Subordinated notes	212,009	—	217,575	—	217,575
Derivative instruments	21,107	—	21,107	—	21,107

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended June 30, 2021
Securities available for sale:
Unrealized holding gains on securities	$4,965	$1,263	$3,702
Total securities available for sale	4,965	1,263	3,702
Derivative instruments:
Unrealized holding losses on derivative instruments	(6,234)	(1,586)	(4,648)
Total derivative instruments	(6,234)	(1,586)	(4,648)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	76	19	57
Total defined benefit pension and post-retirement benefit plans	76	19	57
Total other comprehensive loss	$(1,193)	$(304)	$(889)
Three months ended June 30, 2020
Securities available for sale:
Unrealized holding gains on securities	$3,496	$893	$2,603
Reclassification adjustment for gains realized in net income	(31)	(8)	(23)
Total securities available for sale	3,465	885	2,580
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,064)	(271)	(793)
Total derivative instruments	(1,064)	(271)	(793)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	68	17	51
Total defined benefit pension and post-retirement benefit plans	68	17	51
Total other comprehensive income	$2,469	$631	$1,838

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Six months ended June 30, 2021
Securities available for sale:
Unrealized holding losses on securities	$(15,079)	$(3,838)	$(11,241)
Reclassification adjustment for gains realized in net income	(1,357)	(345)	(1,012)
Total securities available for sale	(16,436)	(4,183)	(12,253)
Derivative instruments:
Unrealized holding gains on derivative instruments	8,500	2,164	6,336
Total derivative instruments	8,500	2,164	6,336
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	130	31	99
Total defined benefit pension and post-retirement benefit plans	130	31	99
Total other comprehensive loss	$(7,806)	$(1,988)	$(5,818)

Six months ended June 30, 2020
Securities available for sale:
Unrealized holding gains on securities	$25,885	$6,588	$19,297
Reclassification adjustment for gains realized in net income	(31)	(8)	(23)
Total securities available for sale	25,854	6,580	19,274
Derivative instruments:
Unrealized holding losses on derivative instruments	(5,092)	(1,296)	(3,796)
Total derivative instruments	(5,092)	(1,296)	(3,796)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	130	33	97
Total defined benefit pension and post-retirement benefit plans	130	33	97
Total other comprehensive income	$20,892	$5,317	$15,575

The accumulated balances for each component of other comprehensive income, net of tax, were as follows as of the dates presented:

	June 30, 2021	December 31, 2020
Unrealized gains on securities	$18,674	$42,246
Non-credit related portion of previously recorded other-than-temporary impairment on securities	—	(11,319)
Unrealized gains (losses) on derivative instruments	5,698	(638)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(5,122)	(5,221)
Total accumulated other comprehensive income	$19,250	$25,068

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

	Three Months Ended
	June 30,
	2021	2020
Basic
Net income applicable to common stock	$40,867	$20,130
Average common shares outstanding	56,325,717	56,165,452
Net income per common share - basic	$0.73	$0.36
Diluted
Net income applicable to common stock	$40,867	$20,130
Average common shares outstanding	56,325,717	56,165,452
Effect of dilutive stock-based compensation	310,181	160,024
Average common shares outstanding - diluted	56,635,898	56,325,476
Net income per common share - diluted	$0.72	$0.36

	Six Months Ended
	June 30,
	2021	2020
Basic
Net income applicable to common stock	$98,775	$22,138
Average common shares outstanding	56,283,195	56,350,134
Net income per common share - basic	$1.75	$0.39
Diluted
Net income applicable to common stock	$98,775	$22,138
Average common shares outstanding	56,283,195	56,350,134
Effect of dilutive stock-based compensation	295,385	164,465
Average common shares outstanding - diluted	56,578,580	56,514,599
Net income per common share - diluted	$1.75	$0.39

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	June 30,
	2021	2020
Number of shares	19,929	264,183
Exercise prices (for stock option awards)	—	—

	Six Months Ended
	June 30,
	2021	2020
Number of shares	19,929	247,093
Exercise prices (for stock option awards)	—	—

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	June 30, 2021		December 31, 2020
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,385,657	9.30%	$1,306,597	9.37%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,278,165	11.14%	1,199,394	10.93%
Tier 1 Capital to Risk-Weighted Assets	1,385,657	12.07%	1,306,597	11.91%
Total Capital to Risk-Weighted Assets	1,734,376	15.11%	1,653,694	15.07%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,444,582	9.70%	$1,369,994	9.83%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,444,582	12.59%	1,369,994	12.49%
Tier 1 Capital to Risk-Weighted Assets	1,444,582	12.59%	1,369,994	12.49%
Total Capital to Risk-Weighted Assets	1,581,025	13.78%	1,504,985	13.73%

Common equity Tier 1 capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. The required capital conservation buffer is 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. As shown in the tables above, as of June 30, 2021, the Company’s CET1 capital was in excess of the capital conservation buffer.

The Company has elected to take advantage of transitional relief offered by the Federal Reserve and the FDIC to delay for two years the estimated impact of Accounting Standards Codification Topic 326, “Financial Instruments - Credit Losses” (“ASC

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
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
The following tables provide financial information for the Company’s operating segments as of and for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended June 30, 2021
Net interest income (loss)	$112,780	$111	$396	$(3,708)	$109,579
Provision for loan losses	—	—	—	—	—
Noninterest income	40,149	2,475	5,430	(444)	47,610
Noninterest expense	102,426	1,987	4,047	317	108,777
Income (loss) before income taxes	50,503	599	1,779	(4,469)	48,412
Income tax expense (benefit)	8,547	153	—	(1,155)	7,545
Net income (loss)	$41,956	$446	$1,779	$(3,314)	$40,867

Total assets	$15,910,027	$31,978	$63,656	$16,725	$16,022,386
Goodwill	$936,916	$2,767	—	—	$939,683

Three months ended June 30, 2020
Net interest income (loss)	$108,110	$111	$397	$(2,836)	$105,782
Provision for loan losses	26,861	—	39	—	26,900
Noninterest income	58,115	2,153	4,312	(410)	64,170
Noninterest expense	112,776	1,848	3,452	209	118,285
Income (loss) before income taxes	26,588	416	1,218	(3,455)	24,767
Income tax expense (benefit)	5,425	111	—	(899)	4,637
Net income (loss)	$21,163	$305	$1,218	$(2,556)	$20,130

Total assets	$14,775,811	$29,095	$68,257	$24,044	$14,897,207
Goodwill	$936,916	$2,767	—	—	$939,683

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Six months ended June 30, 2021
Net interest income (loss)	$225,728	$218	$780	$(7,499)	$219,227
Provision for credit losses	—	—	—	—	—
Noninterest income (loss)	113,219	5,723	10,601	(896)	128,647
Noninterest expense	212,012	3,910	8,148	642	224,712
Income (loss) before income taxes	126,935	2,031	3,233	(9,037)	123,162
Income tax expense (benefit)	26,203	520	—	(2,336)	24,387
Net income (loss)	$100,732	$1,511	$3,233	$(6,701)	$98,775

Total assets	$15,910,027	$31,978	$63,656	$16,725	$16,022,386
Goodwill	$936,916	$2,767	$—	$—	$939,683

Six months ended June 30, 2020
Net interest income (loss)	$216,970	$298	$847	$(5,731)	$212,384
Provision for credit losses	53,073	—	177	—	53,250
Noninterest income (loss)	88,798	5,093	8,656	(807)	101,740
Noninterest expense (benefit)	222,060	3,734	7,397	135	233,326
Income (loss) before income taxes	30,635	1,657	1,929	(6,673)	27,548
Income tax expense (benefit)	6,705	441	—	(1,736)	5,410
Net income (loss)	$23,930	$1,216	$1,929	$(4,937)	$22,138

Total assets	$14,775,811	$29,095	$68,257	$24,044	$14,897,207
Goodwill	$936,916	$2,767	$—	$—	$939,683

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
This Form 10-Q may contain or incorporate by reference statements regarding Renasant Corporation (referred to herein as the “Company”, “we”, “our”, or “us”) that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “projects,” “anticipates,” “intends,” “estimates,” “plans,” “potential,” “possible,” “may increase,” “may fluctuate,” “will likely result,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could,” are generally forward-looking in nature and not historical facts. Forward-looking statements include information about the Company’s future financial performance, business strategy, projected plans and objectives and are based on the current beliefs and expectations of management. The Company’s management believes these forward-looking statements are reasonable, but they are all inherently subject to significant business, economic and competitive risks and uncertainties, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ from those indicated or implied in the forward-looking statements, and such differences may be material. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and, accordingly, investors should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.
Important factors currently known to management that could cause our actual results to differ materially from those in forward-looking statements include the following: (i) the continued impact of the COVID-19 pandemic and related governmental response measures on the U.S. economy and the economies of the markets in which we operate; (ii) the Company’s ability to efficiently integrate acquisitions into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management; (iii) the effect of economic conditions and interest rates on a national, regional or international basis; (iv) timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (v) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries; (vi) the financial resources of, and products available from, competitors; (vii) changes in laws and regulations as well as changes in accounting standards; (viii) changes in policy by regulatory agencies; (ix) changes in the securities and foreign exchange markets; (x) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (xi) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers; (xii) an insufficient allowance for credit losses as a result of inaccurate assumptions; (xiii) general economic, market or business conditions, including the impact of inflation; (xiv) changes in demand for loan products and financial services; (xv) concentration of credit exposure; (xvi) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; (xvii) increased cybersecurity risk, including potential network breaches, business disruptions or financial losses; (xviii) civil unrest, natural disasters, epidemics and other catastrophic events in the Company’s geographic area; (xix) the impact, extent and timing of technological changes; and (xx) other circumstances, many of which are beyond management’s control. Management believes that the assumptions underlying the Company’s forward-looking statements are reasonable, but any of the assumptions could prove to be inaccurate.

The Company undertakes no obligation, and specifically disclaims any obligation, to update or revise forward-looking statements, whether as a result of new information or to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by federal securities laws.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at June 30, 2021 compared to December 31, 2020.
Assets
Total assets were $16,022,386 at June 30, 2021 compared to $14,929,612 at December 31, 2020.
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

	June 30, 2021		December 31, 2020
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
U.S. Treasury securities	$3,037	0.14%	$7,079	0.53%
Obligations of other U.S. Government agencies and corporations	—	—	1,009	0.08
Obligations of states and political subdivisions	325,520	15.04	305,201	22.72
Mortgage-backed securities	1,772,547	81.92	955,549	71.12
Trust preferred securities	—	—	9,012	0.67
Other debt securities	62,716	2.90	65,607	4.88
	$2,163,820	100.00%	$1,343,457	100.00%
During the six months ended June 30, 2021, we deployed a portion of our excess liquidity into the securities portfolio and purchased $1,190,400 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised approximately 97% of these purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Obligations of state and political subdivisions comprised approximately 3% of purchases made during the first six months of 2021.
Proceeds from maturities, calls and principal payments on securities during the first six months of 2021 totaled $195,114. The Company sold municipal securities, residential mortgage backed securities, and trust preferred securities with a carrying value of $154,034 at the time of sale for net proceeds of $155,391, resulting in a net gain on sale of $1,357 during the first six months of 2021. Proceeds from the maturities, calls and principal payments on securities during the first six months of 2020 totaled $183,807. The Company sold municipal securities and residential mortgage backed securities with a carrying value of $8,742 at the time of sale for net proceeds of $8,773, resulting in net gain on sale of $31 during the first six months of 2020.
For more information about the Company’s security portfolio, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans Held for Sale
Loans held for sale, which consist of residential mortgage loans being held until they are sold in the secondary market, were $448,959 at June 30, 2021, as compared to $417,771 at December 31, 2020. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Loans
Total loans, excluding loans held for sale, were $10,149,242 at June 30, 2021 and $10,933,647 at December 31, 2020. Non purchased loans totaled $8,892,544 at June 30, 2021 compared to $9,419,540 at December 31, 2020. Loans purchased in previous acquisitions totaled $1,256,698 and $1,514,107 at June 30, 2021 and December 31, 2020, respectively.
The tables below set forth the balance of loans outstanding, net of unearned income and excluding loans held for sale, by loan type and the percentage of each loan type to total loans as of the dates presented:

	June 30, 2021
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural (1)	$1,509,908	$124,725	$1,634,633	16.11%
Lease financing, net of unearned income	74,003	—	74,003	0.73
Real estate – construction:
Residential	274,599	2,564	277,163	2.73
Commercial	764,014	10,182	774,196	7.63
Total real estate – construction	1,038,613	12,746	1,051,359	10.36
Real estate – 1-4 family mortgage:
Primary	1,623,987	166,535	1,790,522	17.64
Home equity	426,845	63,088	489,933	4.83
Rental/investment	271,397	25,944	297,341	2.93
Land development	113,345	10,950	124,295	1.22
Total real estate – 1-4 family mortgage	2,435,574	266,517	2,702,091	26.62
Real estate – commercial mortgage:
Owner-occupied	1,373,150	290,041	1,663,191	16.39
Non-owner occupied	2,249,112	492,917	2,742,029	27.01
Land development	101,047	23,902	124,949	1.23
Total real estate – commercial mortgage	3,723,309	806,860	4,530,169	44.63
Installment loans to individuals	111,137	45,850	156,987	1.55
Total loans, net of unearned income	$8,892,544	$1,256,698	$10,149,242	100.00%
(1)Includes Paycheck Protection Program (“PPP”) loans of $246,931 as of June 30, 2021.

	December 31, 2020
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural (1)	$2,360,471	$176,513	$2,536,984	23.20%
Lease financing, net of unearned income	75,862	—	75,862	0.69
Real estate – construction:
Residential	243,814	2,859	246,673	2.26
Commercial	583,338	28,093	611,431	5.59
Total real estate – construction	827,152	30,952	858,104	7.85
Real estate – 1-4 family mortgage:
Primary	1,536,181	214,770	1,750,951	16.02
Home equity	432,768	80,392	513,160	4.69
Rental/investment	264,436	31,928	296,364	2.71
Land development	123,179	14,654	137,833	1.26
Total real estate – 1-4 family mortgage	2,356,564	341,744	2,698,308	24.68
Real estate – commercial mortgage:
Owner-occupied	1,334,765	323,041	1,657,806	15.16
Non-owner occupied	2,194,739	552,728	2,747,467	25.13
Land development	120,125	29,454	149,579	1.37
Total real estate – commercial mortgage	3,649,629	905,223	4,554,852	41.66
Installment loans to individuals	149,862	59,675	209,537	1.92
Total loans, net of unearned income	$9,419,540	$1,514,107	$10,933,647	100.00%

(1)Includes PPP loans of $1,128,703 as of December 31, 2020.

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2021, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $13,115,351 and $12,059,081 at June 30, 2021 and December 31, 2020, respectively. Noninterest-bearing deposits were $4,349,135 and $3,685,048 at June 30, 2021 and December 31, 2020, respectively, while interest-bearing deposits were $8,766,216 and $8,374,033 at June 30, 2021 and December 31, 2020, respectively.
The growth in noninterest-bearing deposits across the Company’s footprint during the current year has been driven by government stimulus payments and client sentiment to maintain liquidity. Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding time deposits greater than $250,000). Noninterest bearing deposits represented 33.16% of total deposits at June 30, 2021, as compared to 30.56% of total deposits at December 31, 2020. Under certain circumstances, however, management may elect to acquire non-core deposits in the form of time deposits or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits were $1,563,608 and $1,398,330 at June 30, 2021 and December 31, 2020, respectively.
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

	June 30, 2021	December 31, 2020
Security repurchase agreements	$14,933	$10,947
Federal funds purchased	—	10,393
	$14,933	$21,340
At June 30, 2021, long-term debt consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The following table presents our long-term debt by type as of the dates presented:

	June 30, 2021	December 31, 2020
Long-term FHLB advances	$150,434	$152,167
Junior subordinated debentures	111,083	110,794
Subordinated notes	207,889	212,009
	$469,406	$474,970
Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2021, there were no outstanding long-term FHLB advances scheduled to mature within twelve months or less. The Company had $3,864,732 of availability on unused lines of credit with the FHLB at June 30, 2021, as compared to $3,784,520 at December 31, 2020.
The Company has issued subordinated notes, the proceeds of which have been used for general corporate purposes, including providing capital to support the Company’s growth organically or through strategic acquisitions, repaying indebtedness and financing investments and capital expenditures, and for investments in Renasant Bank (the “Bank”) as regulatory capital. The subordinated notes qualify as Tier 2 capital under the current regulatory guidelines.
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

Results of Operations
Net Income
Net income for the second quarter of 2021 was $40,867 compared to net income of $20,130 for the second quarter of 2020. Basic and diluted earnings per share (“EPS”) for the second quarter of 2021 were $0.73 and $0.72, respectively, as compared to basic and diluted EPS of $0.36 for the second quarter of 2020. Net income for the six months ended June 30, 2021, was $98,775 compared to net income of $22,138 for the same period in 2020. Basic and diluted EPS were $1.75 for the first six months of 2021 as compared to $0.39 for the first six months of 2020. As discussed in more detail below, our net income was significantly impacted by mortgage banking income, including an adjustment to the valuation of our mortgage servicing rights (“MSR”), and the absence of a provision for credit losses expense in the second quarter of 2021.
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

	Three Months Ended
	June 30, 2021			June 30, 2020
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
MSR valuation adjustment	$—	$—	$—	$4,951	$4,047	$0.07
Restructuring charges	15	12	—	—	—	—
COVID-19 related expenses	370	289	0.01	6,257	5,113	0.09

	Six Months Ended
	June 30, 2021			June 30, 2020
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
MSR valuation adjustment	$(13,561)	$(10,549)	$(0.19)	$14,522	$11,835	$0.21
Restructuring charges	307	239	—	—	—	—
COVID-19 related expenses	1,154	898	0.02	9,160	7,465	0.13

Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 70.02% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the second quarter of 2021 and 63.36% of total revenue for the first six months of 2021. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income was $109,579 and $219,227 for the three and six months ended June 30, 2021, respectively, as compared to $105,782 and $212,384 for the same respective periods in 2020. On a tax equivalent basis, net interest income was $111,205 and $222,469 for the three and six months ended June 30, 2021, respectively, as compared to $107,457 and $215,773 for the same respective periods in 2020.
The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment:
Non purchased	$8,521,028	$82,774	3.90%	$7,872,371	$81,836	4.18%
Purchased	1,328,631	17,891	5.40	1,877,698	26,005	5.57
Paycheck Protection Program	628,462	10,120	6.46	866,078	5,886	2.73
Total loans held for investment	10,478,121	110,785	4.24	10,616,147	113,727	4.31
Loans held for sale	461,752	3,604	3.12	340,582	2,976	3.51
Securities:
Taxable(1)	1,503,605	5,549	1.48	1,031,740	6,386	2.49
Tax-exempt	317,824	2,333	2.94	263,799	2,346	3.58
Interest-bearing balances with banks	1,227,962	346	0.11	524,376	195	0.15
Total interest-earning assets	13,989,264	122,617	3.51	12,776,644	125,630	3.95
Cash and due from banks	195,982			214,079
Intangible assets	967,430			974,237
Other assets	678,342			741,067
Total assets	$15,831,018			$14,706,027
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$6,109,956	$4,069	0.27%	$5,151,713	$5,524	0.43%
Savings deposits	969,982	185	0.08	747,173	173	0.09
Time deposits	1,564,448	3,415	0.88	2,034,149	8,174	1.62
Total interest-bearing deposits	8,644,386	7,669	0.36	7,933,035	13,871	0.70
Borrowed funds	483,081	3,743	3.11	1,000,789	4,302	1.73
Total interest-bearing liabilities	9,127,467	11,412	0.50	8,933,824	18,173	0.82
Noninterest-bearing deposits	4,271,464			3,439,634
Other liabilities	218,344			231,477
Shareholders’ equity	2,213,743			2,101,092
Total liabilities and shareholders’ equity	$15,831,018			$14,706,027
Net interest income/net interest margin		$111,205	3.19%		$107,457	3.38%
(1)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which the Company operates.
(2)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment:
Non purchased	$8,441,910	$164,702	3.93%	$7,763,516	$170,390	4.41%
Purchased	1,391,634	38,347	5.55	1,955,161	56,192	5.78
Paycheck Protection Program	807,012	20,807	5.20	433,039	5,886	2.73
Total loans held for investment	10,640,556	223,856	4.24	10,151,716	232,468	4.61
Loans held for sale	434,075	6,604	3.05	338,706	5,964	3.54
Securities:
Taxable(1)	1,284,692	10,389	1.62	1,049,507	13,675	2.62
Tax-exempt	312,084	4,617	2.96	244,700	4,404	3.62
Interest-bearing balances with banks	1,002,564	529	0.11	408,432	1,006	0.50
Total interest-earning assets	13,673,971	245,995	3.62	12,193,061	257,517	4.25
Cash and due from banks	200,906			200,198
Intangible assets	968,215			975,085
Other assets	674,262			720,945
Total assets	$15,517,354			$14,089,289
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$6,008,093	$8,002	0.27%	$5,045,735	$14,777	0.59%
Savings deposits	926,370	354	0.08	714,177	426	0.12
Time deposits	1,610,113	7,593	0.95	2,075,412	17,163	1.66
Total interest-bearing deposits	8,544,576	15,949	0.38	7,835,324	32,366	0.83
Borrowed funds	483,494	7,577	3.16	915,054	9,378	2.06
Total interest-bearing liabilities	9,028,070	23,526	0.53	8,750,378	41,744	0.96
Noninterest-bearing deposits	4,066,943			3,013,298
Other liabilities	229,257			222,495
Shareholders’ equity	2,193,084			2,103,118
Total liabilities and shareholders’ equity	$15,517,354			$14,089,289
Net interest income/net interest margin		$222,469	3.28%		$215,773	3.56%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. As discussed in more detail below, the decline in loan yields due to the current low interest rate environment as well as changes in the mix of earning assets during the quarter due to increased liquidity on the balance sheet were the largest contributing factors to the decrease in net interest margin for the three and six months ended June 30, 2021, as compared to the same periods in 2020. The Company has continued to focus on lowering the cost of funding through growing noninterest-bearing deposits and aggressively lowering interest rates on interest-bearing deposits.

The following tables set forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for both the three and six months ended June 30, 2021, as compared to the same respective periods in 2020 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute value of amounts calculated):

	Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
	Volume	Rate	Net
Interest income:
Loans held for investment:
Non purchased	$6,642	$(5,704)	$938
Purchased	(7,355)	(759)	(8,114)
Paycheck Protection Program	(1,986)	6,220	4,234
Loans held for sale	984	(356)	628
Securities:
Taxable	2,315	(3,152)	(837)
Tax-exempt	443	(456)	(13)
Interest-bearing balances with banks	210	(59)	151
Total interest-earning assets	1,253	(4,266)	(3,013)
Interest expense:
Interest-bearing demand deposits	906	(2,361)	(1,455)
Savings deposits	46	(34)	12
Time deposits	(1,594)	(3,165)	(4,759)
Borrowed funds	(2,928)	2,369	(559)
Total interest-bearing liabilities	(3,570)	(3,191)	(6,761)
Change in net interest income	$4,823	$(1,075)	$3,748

	Six months ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
	Volume	Rate	Net
Interest income:
Loans held for investment:
Non purchased	$14,008	$(19,696)	$(5,688)
Purchased	(15,683)	(2,162)	(17,845)
Paycheck Protection Program	7,298	7,623	14,921
Loans held for sale	1,542	(902)	640
Securities:
Taxable	2,652	(5,938)	(3,286)
Tax-exempt	1,094	(881)	213
Interest-bearing balances with banks	718	(1,195)	(477)
Total interest-earning assets	11,629	(23,151)	(11,522)
Interest expense:
Interest-bearing demand deposits	2,415	(9,190)	(6,775)
Savings deposits	105	(177)	(72)
Time deposits	(3,291)	(6,279)	(9,570)
Borrowed funds	(5,542)	3,741	(1,801)
Total interest-bearing liabilities	(6,313)	(11,905)	(18,218)
Change in net interest income	$17,942	$(11,246)	$6,696
Interest income, on a tax equivalent basis, was $122,617 and $245,995, respectively, for the three and six months ended June 30, 2021, as compared to $125,630 and $257,517, respectively, for the same periods in 2020. This decrease in interest income, on a tax equivalent basis, is due primarily to the Federal Reserve maintaining low interest rates since March 2020 and changes in the mix of earning assets during the quarter due to increased liquidity on the balance sheet.
The following tables present the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Loans held for investment, excl. PPP	70.41%	76.31%	4.10%	4.45%
Paycheck Protection Program	4.49	6.78	6.46	2.73
Loans held for sale	3.30	2.67	3.12	3.51
Securities	13.02	10.14	1.73	2.71
Other	8.78	4.10	0.11	0.15
Total earning assets	100.00%	100.00%	3.51%	3.95%

	Percentage of Total Average Earning Assets		Yield
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Loans held for investment excl. PPP	71.91%	79.71%	4.16%	4.69%
Paycheck Protection Program	5.90	3.55	5.20	2.73
Loans held for sale	3.17	2.78	3.05	3.54
Securities	11.68	10.61	1.88	2.81
Interest-bearing balances with banks	7.34	3.35	0.11	0.50
Total earning assets	100.00%	100.00%	3.62%	4.25%

For the second quarter of 2021, interest income on loans held for investment, on a tax equivalent basis, decreased $2,942 to $110,785 from $113,727 in the same period in 2020. For the six months ended June 30, 2021, interest income on loans held for investment, on a tax equivalent basis, decreased $8,612 to $223,856 from $232,468 in the same period in 2020. Interest income on loans held for investment decreased primarily due to the Federal Reserve maintaining low interest rates since March 2020. Interest income attributable to PPP loans included in loan interest income for the three months ended June 30, 2021, was $10,120, which consisted of $1,524 in interest income and $8,596 in accretion of net origination fees, as compared to $5,889 for the three months ended June 30, 2020, which consisted of $2,324 in interest income and $3,565 in accretion of net origination fees. Interest income attributable to PPP loans included in loan interest income for the six months ended June 30, 2021, was $20,807, which consisted of $3,916 in interest income and $16,891 in accretion of net origination fees, as compared to $5,889 for the six months ended June 30, 2020, which consisted of $2,324 in interest income and $3,565 in accretion of net origination fees. The PPP origination fees, net of agent fees paid and other origination costs, are being accreted into interest income over the life of the loan. If a PPP loan is forgiven in whole or in part, as provided under the CARES Act, the Company will recognize the non-accreted portion of the net origination fee attributable to the forgiven portion of such loan as of the date of the final forgiveness determination. PPP loans increased margin and loan yield by 15 basis points and 14 basis points, respectively, during the second quarter of 2021, and 12 basis points and eight basis points, respectively, in the first half of 2021. PPP loans reduced margin and loan yield by five basis points and 14 basis points, respectively, in the second quarter of 2020 and three basis points and eight basis points, respectively, in the first half of 2020.
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans held for investment, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net interest income collected on problem loans	$1,339	$384	$3,519	$602
Accretable yield recognized on purchased loans(1)	2,638	4,700	5,726	10,169
Total impact to interest income on loans	$3,977	$5,084	$9,245	$10,771

Impact to loan yield	0.15%	0.19%	0.18%	0.21%

Impact to net interest margin	0.11%	0.16%	0.14%	0.18%
(1)Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $1,224 and $1,731, for the second quarter of 2021 and 2020, respectively. The impact was $2,496 and $3,919 for the six months ended June 30, 2021 and 2020, respectively. This additional interest income increased total loan yield by five basis points and six basis points for the second quarter of 2021 and 2020, respectively, while increasing net interest margin by four and five basis points for the same respective periods. For the six months ended June 30, 2021 and 2020, the additional interest income increased total loan yields by five basis points and eight basis points, respectively, while increasing net interest margin by four basis points and six basis points, respectively.
For the second quarter of 2021, interest income on loans held for sale (consisting of mortgage loans held for sale), on a tax equivalent basis, increased $628 to $3,604 from $2,976 in the same period in 2020. For the six months ended June 30, 2021, interest income on loans held for sale (consisting of mortgage loans held for sale), on a tax equivalent basis, increased $640 to $6,604 from $5,964 for the same period in 2020.
Investment income, on a tax equivalent basis, decreased $850 to $7,882 for the second quarter of 2021 from $8,732 for the second quarter of 2020. Investment income, on a tax equivalent basis, decreased $3,073 to $15,006 for the six months ended June 30, 2021 from $18,079 for the same period in 2020. The tax equivalent yield on the investment portfolio for the second quarter of 2021 was 1.73%, down 98 basis points from 2.71% for the same period in 2020. The tax equivalent yield on the investment portfolio for the six months ended June 30, 2021 was 1.88%, down 93 basis points from 2.81% in the same period in 2020. The decrease in taxable equivalent yield on securities was a result of the current interest rate environment.
Interest expense was $11,412 for the second quarter of 2021 as compared to $18,173 for the same period in 2020. Interest expense for the six months ended June 30, 2021 was $23,526 as compared to $41,744 for the same period in 2020.
The following tables present, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Noninterest-bearing demand	31.88%	27.80%	—%	—%
Interest-bearing demand	45.59	41.64	0.27	0.43
Savings	7.24	6.04	0.08	0.09
Time deposits	11.68	16.44	0.88	1.62
Short term borrowings	0.10	5.04	0.31	0.75
Long-term Federal Home Loan Bank advances	1.13	1.23	0.04	0.84
Subordinated notes	1.54	0.92	4.96	5.60
Other borrowed funds	0.84	0.89	4.21	4.52
Total deposits and borrowed funds	100.00%	100.00%	0.34%	0.59%

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Noninterest-bearing demand	31.06%	25.62%	—%	—%
Interest-bearing demand	45.88	42.89	0.27	0.59
Savings	7.07	6.07	0.08	0.12
Time deposits	12.30	17.64	0.95	1.66
Short-term borrowings	0.10	4.58	0.31	1.04
Long-term Federal Home Loan Bank advances	1.16	1.29	0.04	1.13
Subordinated notes	1.58	0.97	5.06	5.60
Other long term borrowings	0.85	0.94	4.22	4.69
Total deposits and borrowed funds	100.00%	100.00%	0.36%	0.71%

Interest expense on deposits was $7,669 and $13,871 for the three months ended June 30, 2021 and 2020, respectively. The cost of total deposits was 0.24% and 0.49% for the same respective periods. Interest expense on deposits was $15,949 and $32,366 for the six months ended June 30, 2021 and 2020, respectively, and the cost of total deposits was 0.26% and 0.60% for the same respective periods. The decrease in both deposit expense and cost is attributable to the Company’s efforts to reduce deposit rates as they reprice in the current low interest rate environment. During 2021, the Company has continued its efforts to grow non-interest bearing deposits, and such deposits represent 33.16% of total deposits at June 30, 2021 compared to 30.56% of total deposits at December 31, 2020. The growth in non-interest bearing deposits during the year to date has been primarily driven by government stimulus payments and client sentiment. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on wholesale borrowings when rates are advantageous.

Interest expense on total borrowings was $3,743 and $4,302 for the three months ended June 30, 2021 and 2020, respectively. Interest expense on total borrowings was $7,577 and $9,378 for the six months ended June 30, 2021 and 2020, respectively. The decrease in interest expense is a result of lower average borrowings.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended June 30,		Six Months Ended June 30,
2021	2020	2021	2020
1.21%	1.75%	1.67%	1.45%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify revenue sources. Noninterest income was $47,610 for the second quarter of 2021 as compared to $64,170 for the same period in 2020. Noninterest income was $128,647 for the six months ended June 30, 2021 as compared to $101,740 for the same period in 2020. During the second quarter of 2021, with the exception of mortgage banking operations, all categories of noninterest income increased when compared to the prior period as market activity returned to normal conditions with the lifting of pandemic-related restrictions across our footprint.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $9,458 and $6,832 for the second quarter of 2021 and 2020, respectively, and $17,481 and $15,902 for the six months ended June 30, 2021 and 2020, respectively. Overdraft fees, the largest component of service charges on deposits, were $4,998 for the three months ended June 30, 2021, as compared to $3,740 for the same period in 2020. These fees were $8,954 for the six months ended June 30, 2021 compared to $9,636 for the same period in 2020.
Fees and commissions were $4,110 during the second quarter of 2021 as compared to $2,971 for the same period in 2020, and were $8,010 for the first six months of 2021 as compared to $6,025 for the same period in 2020. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. For the second quarter of 2021, interchange fees were $2,823 as compared to $2,158 for the same period in 2020. Interchange fees were $5,215 for the six months ended June 30, 2021 as compared to $4,212 for the same period in 2020.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $2,422 and $2,125 for the three months ended June 30, 2021 and 2020, respectively, and was $4,659 and $4,116 for the six months ended June 30, 2021 and 2020, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the number of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $47 and $25 for the three months ended June 30, 2021 and 2020, respectively, and $1,053 and $918 for the six months ended June 30, 2021 and 2020, respectively.
Our Wealth Management segment has two primary divisions: Trust and Financial Services. The Trust division operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $5,019 for the second quarter of 2021 compared to $3,824 for the same period in 2020 and was $9,811 for the six months ended June 30, 2021 compared to $7,826 for the same period in 2020. The market value of assets under management or administration was $4,560,891 and $3,806,023 at June 30, 2021 and June 30, 2020, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $1,079,474 in the second quarter of 2021 compared to $1,308,074 for the same period in 2020. Mortgage loan originations totaled $2,222,822 in the six months ended June 30, 2021 compared to $2,023,834 for the same period in 2020. While mortgage loan originations remain elevated compared to pre-pandemic levels, margins have compressed as the interest rate environment has begun to rise and housing inventories are below demand. Mortgage banking income was $20,853 and $45,490 for the three months ended June 30, 2021 and 2020, respectively, and was $71,586 for the first six months ended June 30, 2021 compared to $61,025 for the same period in 2020. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gain on sales of loans, net	$17,581	$46,560	$51,482	$68,342
Fees, net	4,519	5,309	9,421	8,228
Mortgage servicing loss, net	(1,247)	(1,428)	(2,878)	(1,023)
MSR valuation adjustment	—	(4,951)	13,561	(14,522)
Mortgage banking income, net	$20,853	$45,490	$71,586	$61,025
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and proceeds received upon the death of covered individuals. BOLI income was $1,644 for the three months ended June 30, 2021 as compared to $1,329 for the same period in 2020, and $3,716 for the first six months of June 30, 2021 as compared to $2,492 for the same period in 2020. The increase is primarily due to the $1,222 of life insurance proceeds received during the first six months of 2021. There were no life insurance proceeds received during the six months ended June 30, 2020.
Other noninterest income was $4,104 and $1,568 for the three months ended June 30, 2021 and 2020, respectively, and was $12,027 and $4,323 for the six months ended June 30, 2021 and 2020, respectively. Other noninterest income includes income from our SBA banking division and other miscellaneous income and can fluctuate based on production in our SBA banking division and recognition of other seasonal income items.  In the first six months of 2021, the Company entered into a referral relationship with a third party to utilize its technology platform to originate PPP loans under the latest round of funding. The Company earned $3,734 of PPP referral fees from its partner during the six months ended June 30, 2021.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended June 30,		Six Months Ended June 30,
2021	2020	2021	2020
2.76%	3.24%	2.92%	3.33%
Noninterest expense was $108,777 and $118,285 for the second quarter of 2021 and 2020, respectively, and was $224,712 and $233,326 for the six months ended June 30, 2021 and 2020, respectively. The decrease in noninterest expense for both the three and six month periods ending June 30, 2021, as compared to the corresponding periods in 2020, was largely a result of declines in salary and employee benefits and net occupancy and equipment expenses.
Salaries and employee benefits decreased $9,068 to $70,293 for the second quarter of 2021 as compared to $79,361 for the same period in 2020. Salaries and employee benefits decreased $3,561 to $148,989 for the six months ended June 30, 2021 as compared to $152,550 for the same period in 2020. The decrease in salaries and employee benefits is primarily due to a decrease in incentive expenses recognized for the six months ended June 30, 2021 and the cost savings realized by the voluntary early retirement program offered during the fourth quarter of 2020.
Data processing costs increased to $5,652 in the second quarter of 2021 from $5,047 for the same period in 2020 and were $11,103 for the six months ended June 30, 2021 as compared to $10,053 for the same period in 2020. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense for the second quarter of 2021 was $11,374, down from $13,511 for the same period in 2020. These expenses for the first six months of 2021 were $23,912, down from $27,631 for the same period in 2020. The decrease in occupancy and equipment expense is primarily attributable to the restructuring and non-renewal of certain branch leases.
Expenses related to other real estate owned for the second quarter of 2021 were $104 as compared to $620 for the same period in 2020 and were $145 and $1,038, respectively, for the first six months of 2021 and 2020. Expenses on other real estate owned included write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $117 and $827 for the first six months of 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, other real estate owned with a cost basis of $3,328 and $2,317, respectively, was sold, resulting in a net gain of $50 and $89, respectively.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulations. Professional fees were $2,674 for the second quarter of 2021 as compared to $2,517 for the same period in 2020 and $5,595 for the six months ended June 30, 2021 as compared to $5,159 for the same period in 2020.
Advertising and public relations expense was $3,100 for the second quarter of 2021 as compared to $2,920 for the same period in 2020, and $6,352 for the six months ended June 30, 2021 compared to $6,320 for the same period in 2020.
Amortization of intangible assets totaled $1,539 and $1,834 for the second quarter of 2021 and 2020, respectively, and $3,137 and $3,729 for the six months ended June 30, 2021 and 2020, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 2 years to 8 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $2,291 for the second quarter of 2021 as compared to $2,181 for the same period in 2020. Communication expenses were $4,583 for the six months ended June 30, 2021 as compared to $4,379 for the same period in 2020.
Other noninterest expense includes the provision for unfunded commitments, business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $11,735 and $20,589 for the three and six months ended June 30, 2021 as compared to $10,204 and $22,377 for the same periods in 2020. The provision for unfunded commitments was $2,600 and $6,000 for the three and six months ended June 30, 2020. There was no provision recorded for unfunded commitments recorded for the same periods in 2021.
Efficiency Ratio

	Efficiency Ratio
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Efficiency ratio (GAAP)	68.49%	68.92%	64.00%	73.49%
Adjusted efficiency ratio (Non-GAAP)(1)	67.28%	60.89%	65.47%	64.56%
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
Income Taxes
Income tax expense for the second quarter of 2021 and 2020 was $7,545 and $4,637, respectively. The effective tax rates for those periods were 21.62% and 18.72%, respectively. Income tax expenses for the six months ended June 30, 2021 and 2020 were $24,387 and $5,410, respectively. The effective tax rates for those periods were 22.21% and 19.64%, respectively. In the second quarter of 2021 the Company received a benefit from a one-time state tax credit investment. The investment of $3,112 was fully amortized in other noninterest expense and the credit of $3,460 reduced income taxes for the second quarter of 2021.

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
Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments

COVID-19 Update. At June 30, 2021, the Company’s credit quality metrics remained stable. The Company is continuing to monitor all asset categories given that any category or borrower could be negatively impacted by the pandemic, with enhanced monitoring of loans remaining on deferral as well as a focus on those industries more highly impacted by the pandemic, primarily the hospitality and senior living industries. To provide necessary relief to the Company’s borrowers – both consumer and commercial clients – in 2020 the Company established loan deferral programs allowing qualified clients to defer principal and interest payments for up to 90 days. A second 90-day deferral was available to borrowers that remained current on taxes and insurance and also satisfied underwriting standards established by the Company that analyzed the ability of the borrower to service its loan in accordance with its existing terms in light of the impact of the COVID-19 pandemic on the borrower, its industry and the markets in which it operated. The Company has discontinued its deferral programs as economic conditions in the Company’s markets have improved to the extent that management viewed a broad deferral program as no longer necessary. At June 30, 2021, the Company had 141 loans (not in thousands) on deferral with an aggregate balance of approximately $20,600, or 0.21% of our loan portfolio (excluding PPP loans) by dollar value. In accordance with the applicable guidance, none of these loans are considered “restructured loans” and thus are not included in the discussion of our restructured loans below.

The Company’s credit quality in future quarters may be impacted by both external and internal factors related to the pandemic in addition to those factors that traditionally affect credit quality. External factors outside the Company’s control include items such as the spread of variants of COVID-19, the pace at which the COVID-19 vaccine is administered to residents in the Company’s markets and the United States generally, the effectiveness of vaccinations on COVID-19 variants, federal, state and local government measures, the re-imposition of “shelter-in-place” orders, and the economic impact of government programs, including additional fiscal stimulus. Internal factors that will potentially impact credit quality include items such as the performance of the Company’s loans that remain on deferral, involvement in government offered programs and the related financial impact of these programs. The impact of each of these items are unknown at this time and could materially and adversely impact future credit quality.
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
In compliance with loan policy, the lending staff is given lending limits based on their knowledge and experience. In addition, each lending officer’s prior performance is evaluated for credit quality and compliance as a tool for establishing and enhancing lending limits. Before funds are advanced on consumer and commercial loans below certain dollar thresholds, loans are reviewed and scored using centralized underwriting methodologies. Loan quality, or “risk-rating,” grades are assigned based upon certain factors, which include the scoring of the loans. This information is used to assist management in monitoring credit quality. Loan requests of amounts greater than an officer’s lending limit are reviewed for approval by senior credit officers.
For loans with a commercial purpose, risk-rating grades are assigned by lending, credit administration and loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Loan grades range from 1 to 9, with 1 rated loans having the least credit risk.
Management’s problem asset resolution committee and the Board of Directors’ Credit Review Committee monitor loans that are past due or those that have been downgraded and placed on the Company’s internal watch list due to a decline in the collateral value or cash flow of the borrower; the committees then adjust loan grades accordingly. This information is used to assist management in monitoring credit quality. When the ultimate collectability of a loan’s principal is in doubt, wholly or partially, the loan is placed on nonaccrual.
After all collection efforts have failed, collateral securing loans may be repossessed and sold or, for loans secured by real estate, foreclosure proceedings initiated. The collateral is sold at public auction for fair market value (based upon recent appraisals as described above), with fees associated with the foreclosure being deducted from the sales price. The purchase price is applied to the outstanding loan balance. If the loan balance is greater than the sales proceeds, the deficient balance is sent to the Board of Directors’ Credit Review Committee for charge-off approval. These charge-offs reduce the allowance for credit losses on loans. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans.
The Company’s practice is to charge off estimated losses as soon as such losses are identified and reasonably quantified. Net charge-offs for the first six months of 2021 were $3,790, or 0.07% of average loans (annualized), compared to net charge-offs of $2,509, or 0.05% of average loans (annualized), for the same period in 2020. The charge-offs were fully reserved for in the Company’s allowance for credit losses on loans.

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

•The allowance for credit losses for loans that share similar risk characteristics with other loans is calculated on a collective (or pooled) basis, where such loans are segregated into loan portfolio segments based upon similarity of credit risk. In determining the allowance for credit losses on loans evaluated on a collective basis, the Company categorizes loan pools based on loan type and/or risk rating. The Company uses two CECL models: (1) a loss rate model, based on average historical life-of-loan loss rates, is used for the Real Estate - 1-4 Family Mortgage, Real Estate - Construction and the Installment Loans to Individuals portfolio segments, and (2) for the Commercial, Real Estate - Commercial Mortgage and Lease Financing portfolio segments, the Company uses a probability of default/loss given default model, which calculates an expected loss percentage for each loan pool by considering (a) the probability of default, based on the migration of loans from performing (using risk ratings) to default using life-of-loan analysis periods, and (b) the historical severity of loss, based on the aggregate net lifetime losses incurred per loan pool.

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

In addition to its quarterly analysis of the allowance for credit losses, on a regular basis management and the Board of Directors review loan ratios. These ratios include the allowance for credit losses as a percentage of total loans, net charge-offs as a percentage of average loans, the provision for credit losses as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans, among others. Also, management reviews past due ratios by officer, community bank and the Company as a whole.

The following table presents the allocation of the allowance for credit losses on loans by loan category and the percentage of loans in each category to total loans as of the dates presented:

	June 30, 2021		December 31, 2020		June 30, 2020
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$36,994	16.11%	$39,031	23.20%	$30,685	24.02%
Lease financing	1,511	0.73%	1,624	0.69%	1,812	0.73%
Real estate – construction	15,729	10.36%	16,047	7.85%	12,538	7.19%
Real estate – 1-4 family mortgage	31,303	26.62%	32,165	24.68%	29,401	25.36%
Real estate – commercial mortgage	74,893	44.63%	76,127	41.66%	60,061	40.11%
Installment loans to individuals	11,924	1.55%	11,150	1.92%	10,890	2.59%
Total	$172,354	100.00%	$176,144	100.00%	$145,387	100.00%

The provision for credit losses on loans charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company did not record a provision for credit losses during the second quarter or first half of 2021, as compared to a provision for credit losses on loans of $26,900 in the second quarter of 2020 and $53,250 in the first half of 2020. The Company’s allowance for credit loss model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. Based on the continual improvements in these forecasts over the last few quarters, the Company determined that additional provisioning during the first half of 2021 was not necessary.

The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance at beginning of period	$173,106	$120,185	$176,144	$52,162
Impact of the adoption of ASC 326	—	—	—	42,484
Charge-offs
Commercial, financial, agricultural	1,184	1,156	4,682	1,549
Lease financing	—	—	—	—
Real estate – construction	—	532	52	532
Real estate – 1-4 family mortgage	152	142	253	363
Real estate – commercial mortgage	171	—	232	2,047
Installment loans to individuals	1,347	1,736	3,005	4,424
Total charge-offs	2,854	3,566	8,224	8,915
Recoveries
Commercial, financial, agricultural	233	108	522	298
Lease financing	14	5	25	10
Real estate – construction	—	—	13	—
Real estate – 1-4 family mortgage	401	48	662	136
Real estate – commercial mortgage	143	41	314	1,740
Installment loans to individuals	1,311	1,666	2,898	4,222
Total recoveries	2,102	1,868	4,434	6,406
Net charge-offs	752	1,698	3,790	2,509
Provision for credit losses on loans	—	26,900	—	53,250
Balance at end of period	$172,354	$145,387	$172,354	$145,387
Net charge-offs (annualized) to average loans	0.03%	0.06%	0.07%	0.05%
Net charge-offs to allowance for credit losses on loans	0.44%	1.17%	2.20%	1.73%
Allowance for credit losses on loans to:
Total loans			1.70%	1.32%
Total loans excluding PPP loans(1)			1.74%	1.50%
Nonperforming loans			304.86%	329.65%
Nonaccrual loans			314.57%	383.08%
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

The table below reflects annualized net charge-offs to daily average loans outstanding, by loan category, during the periods presented:

	Six Months Ended
	June 30, 2021			June 30, 2020
	Net Charge-offs	Average Loans	Annualized Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Annualized Net Charge-offs to Average Loans
Commercial, financial, agricultural	$4,160	$2,208,424	0.38%	$1,251	$1,828,975	0.14%
Lease financing	(25)	75,159	(0.07)	(10)	82,682	(0.02)
Real estate – construction	39	946,497	0.01	532	817,725	0.13
Real estate – 1-4 family mortgage	(409)	2,687,224	(0.03)	227	2,831,783	0.02
Real estate – commercial mortgage	(82)	4,545,471	—	307	4,281,991	0.01
Installment loans to individuals	107	177,781	0.12	202	308,560	0.13
Total	$3,790	$10,640,556	0.07%	$2,509	$10,151,716	0.05%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Real estate – construction:
Residential	$—	$532	$39	$532
Total real estate – construction	—	532	39	532
Real estate – 1-4 family mortgage:
Primary	21	109	(58)	260
Home equity	29	(11)	(63)	(22)
Rental/investment	(232)	—	(199)	28
Land development	(67)	(4)	(89)	(39)
Total real estate – 1-4 family mortgage	(249)	94	(409)	227
Real estate – commercial mortgage:
Owner-occupied	43	(29)	(116)	1,414
Non-owner occupied	(15)	(12)	10	(1,130)
Land development	—	—	24	23
Total real estate – commercial mortgage	28	(41)	(82)	307
Total net charge-offs of loans secured by real estate	$(221)	$585	$(452)	$1,066

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

Three Months Ended June 30,	2021	2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,535	$14,735
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	—	2,600
Ending balance	$20,535	$17,335

Six Months Ended June 30,	2021	2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,535	$946
Impact of the adoption of ASC 326	—	10,389
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	—	6,000
Ending balance	$20,535	$17,335
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

The following tables provide details of the Company’s non purchased and purchased nonperforming assets as of the dates presented.

	Non Purchased	Purchased	Total
June 30, 2021
Nonaccruing loans	$27,101	$27,690	$54,791
Accruing loans past due 90 days or more	800	945	1,745
Total nonperforming loans	27,901	28,635	56,536
Other real estate owned	1,675	3,264	4,939
Total nonperforming assets	$29,576	$31,899	$61,475
Nonperforming loans to total loans			0.56%
Nonaccruing loans to total loans			0.54%
Nonperforming assets to total assets			0.38%

December 31, 2020
Nonaccruing loans	$20,369	$31,051	$51,420
Accruing loans past due 90 days or more	3,783	267	4,050
Total nonperforming loans	24,152	31,318	55,470
Other real estate owned	2,045	3,927	5,972
Total nonperforming assets	$26,197	$35,245	$61,442
Nonperforming loans to total loans			0.51%
Nonaccruing loans to total loans			0.47%
Nonperforming assets to total assets			0.41%

The level of nonperforming loans increased $1,066 from December 31, 2020 to June 30, 2021, while OREO decreased $1,033 during the same period.
The following table presents nonperforming loans by loan category as of the dates presented:

	June 30, 2021	December 31, 2020	June 30, 2020
Commercial, financial, agricultural	$15,576	$16,668	$10,526
Lease financing	—	48	151
Real estate – construction:
Residential	—	497	—
Commercial	—	—	—
Total real estate – construction	—	497	—
Real estate – 1-4 family mortgage:
Primary	15,355	16,317	17,077
Home equity	2,038	2,273	2,219
Rental/investment	854	1,526	1,596
Land development	201	345	426
Total real estate – 1-4 family mortgage	18,448	20,461	21,318
Real estate – commercial mortgage:
Owner-occupied	4,794	6,364	8,695
Non-owner occupied	16,424	10,204	2,126
Land development	576	572	609
Total real estate – commercial mortgage	21,794	17,140	11,430
Installment loans to individuals	718	656	678
Total nonperforming loans	$56,536	$55,470	$44,103

Total nonperforming loans as a percentage of total loans were 0.56% as of June 30, 2021 as compared to 0.51% and 0.40% as of December 31, 2020 and June 30, 2020, respectively. The Company’s coverage ratio, or its allowance for credit losses on loans as a percentage of nonperforming loans, was 304.85% as of June 30, 2021 as compared to 317.55% as of December 31, 2020 and 329.65% as of June 30, 2020.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at June 30, 2021. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due but still accruing interest were $15,076 at June 30, 2021 as compared to $26,286 at December 31, 2020 and $9,675 at June 30, 2020.

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

As shown below, restructured loans totaled $24,710 at June 30, 2021 as compared to $20,448 at December 31, 2020 and $18,078 at June 30, 2020. At June 30, 2021, loans restructured through interest rate concessions represented 26% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	June 30, 2021	December 31, 2020	June 30, 2020
Commercial, financial, agricultural	$6,523	$2,326	$3,286
Real estate – 1-4 family mortgage:
Primary	10,183	9,460	8,680
Home equity	299	332	374
Rental/investment	420	432	696
Total real estate – 1-4 family mortgage	10,902	10,224	9,750
Real estate – commercial mortgage:
Owner-occupied	5,633	6,838	3,679
Non-owner occupied	1,575	797	1,077
Land development	—	183	189
Total real estate – commercial mortgage	7,208	7,818	4,945
Installment loans to individuals	77	80	97
Total restructured loans in compliance with modified terms	$24,710	$20,448	$18,078

Changes in the Company’s restructured loans are set forth in the table below:

	2021	2020
Balance at January 1,	$20,448	$11,954
Additional advances or loans with concessions	9,101	9,105
Reclassified as performing restructured loan	35	188
Reductions due to:
Reclassified as nonperforming	(2,649)	(2,539)
Paid in full	(1,650)	(422)
Charge-offs	(205)	(3)
Paydowns	(370)	(205)
Balance at June 30,	$24,710	$18,078

The following table shows the principal amounts of nonperforming and restructured loans as of the dates presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	June 30, 2021	December 31, 2020	June 30, 2020
Nonaccruing loans	$54,791	$51,420	$37,952
Accruing loans past due 90 days or more	1,745	4,050	6,151
Total nonperforming loans	56,536	55,470	44,103
Restructured loans in compliance with modified terms	24,710	20,448	18,078
Total nonperforming and restructured loans	$81,246	$75,918	$62,181
The following table provides details of the Company’s other real estate owned as of the dates presented:

	June 30, 2021	December 31, 2020	June 30, 2020
Residential real estate	$261	$179	$901
Commercial real estate	2,596	2,665	2,514
Residential land development	341	1,013	3,040
Commercial land development	1,741	2,115	2,670
Total other real estate owned	$4,939	$5,972	$9,125

Changes in the Company’s other real estate owned were as follows:

	2021	2020
Balance at January 1,	$5,972	$8,010
Transfers of loans	2,503	4,259
Impairments	(117)	(827)
Dispositions	(3,328)	(2,317)
Other	(91)	—
Balance at June 30,	$4,939	$9,125
Other real estate owned with a cost basis of $3,328 was sold during the six months ended June 30, 2021, resulting in a net gain of $50, while other real estate owned with a cost basis of $2,317 was sold during the six months ended June 30, 2020, resulting in a net gain of $89.

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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing July 1, 2021, in each case as compared to the result under rates present in the market on June 30, 2021. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not account for changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+200	18.87%	21.38%	30.35%
+100	10.52%	10.72%	15.57%

The rate shock results for the net interest income simulations for the next twenty-four months produce an asset sensitive position at June 30, 2021 and are all within the parameters set by the Board of Directors. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2021, the Company had notional amounts of $204,113 on interest rate contracts with corporate customers and $204,113 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months, the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 16.50% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types, short-term borrowings and derivative instruments. At June 30, 2021, securities with a carrying value of $617,709 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $614,610 similarly pledged at December 31, 2020.

Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were no short-term borrowings from the FHLB at June 30, 2021 or December 31, 2020. Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2021, the balance of our outstanding long-term advances with the FHLB was $150,434 compared to $152,167 at December 31, 2020. The total amount of the remaining credit available to us from the FHLB at June 30, 2021 was $3,864,732. We also maintain lines of credit with other commercial banks totaling $180,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at June 30, 2021 or December 31, 2020.

In 2016 and 2020, we accessed the capital markets to generate liquidity in the form of subordinated notes. In addition, we assumed subordinated notes in connection with our acquisition of Metropolitan BancGroup, Inc. in 2017. The carrying value of the subordinated notes, net of unamortized debt issuance costs, was $207,889 at June 30, 2021.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Noninterest-bearing demand	31.06%	25.62%	—%	—%
Interest-bearing demand	45.88	42.89	0.27	0.59
Savings	7.07	6.07	0.08	0.12
Time deposits	12.30	17.64	0.95	1.66
Short-term borrowings	0.10	4.58	0.31	1.04
Long-term Federal Home Loan Bank advances	1.16	1.29	0.04	1.13
Subordinated notes	1.58	0.97	5.06	5.60
Other borrowed funds	0.85	0.94	4.22	4.69
Total deposits and borrowed funds	100.00%	100.00%	0.36%	0.71%

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

Cash and cash equivalents were $1,605,488 at June 30, 2021, as compared to $616,903 at June 30, 2020. Cash used in investing activities for the six months ended June 30, 2021 was $100,321, as compared to cash used in investing activities of $1,289,169 for the six months ended June 30, 2020. Proceeds from the sale, maturity or call of securities within our investment portfolio were $350,505 for the six months ended June 30, 2021, as compared to $192,580 for the same period in 2020. These proceeds were primarily reinvested into the investment portfolio. Purchases of investment securities were $1,190,400 for the first six months of 2021, as compared to $182,745 for the same period in 2020.

Cash provided by financing activities for the six months ended June 30, 2021 was $1,023,026, as compared to $1,436,229 for the same period in 2020. Deposits increased $1,056,270 and $1,633,336 for the six months ended June 30, 2021 and 2020, respectively.

Restrictions on Bank Dividends, Loans and Advances
The Company’s liquidity and capital resources, as well as its ability to pay dividends to its shareholders, are substantially dependent on the ability of the Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances.

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
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2021, the maximum amount available for transfer from the Bank to the Company in the form of loans was $158,102. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,079. There were no amounts outstanding under this line of credit at June 30, 2021.
These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the six months ended June 30, 2021, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	June 30, 2021	December 31, 2020
Loan commitments	$2,953,982	$2,749,988
Standby letters of credit	95,473	90,597

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

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $2,203,807 at June 30, 2021 compared to $2,132,733 at December 31, 2020. Book value per share was $39.11 and $37.95 at June 30, 2021 and December 31, 2020, respectively. The growth in shareholders’ equity was attributable to earnings retention offset by changes in accumulated other comprehensive income and dividends declared.

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

On October 20, 2020, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $50,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The repurchase program will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. The Company did not repurchase any of its common stock under the stock repurchase plan during the first six months of 2021.

The Company has junior subordinated debentures with a carrying value of $111,083 at June 30, 2021, of which $107,492 is included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the debentures we include in Tier 1 capital at June 30, 2021. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition we exceed $15,000,000 in assets, or if we make any acquisition after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.

The Company has subordinated notes with a carrying value of $207,889 at June 30, 2021, of which $212,275 is included in the Company’s Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,278,165	11.14%	$745,917	6.50%	$803,295	7.00%
Tier 1 risk-based capital ratio	1,385,657	12.07%	918,052	8.00%	975,430	8.50%
Total risk-based capital ratio	1,734,376	15.11%	1,147,564	10.00%	1,204,943	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,385,657	9.30%	744,961	5.00%	595,969	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,444,582	12.59%	$745,647	6.50%	$803,004	7.00%
Tier 1 risk-based capital ratio	1,444,582	12.59%	917,719	8.00%	975,076	8.50%
Total risk-based capital ratio	1,581,025	13.78%	1,147,149	10.00%	1,204,506	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,444,582	9.70%	744,592	5.00%	595,674	4.00%

December 31, 2020
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,199,394	10.93%	$713,086	6.50%	$767,939	7.00%
Tier 1 risk-based capital ratio	1,306,597	11.91%	877,644	8.00%	932,497	8.50%
Total risk-based capital ratio	1,653,694	15.07%	1,097,055	10.00%	1,151,908	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,306,597	9.37%	697,579	5.00%	558,063	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,369,994	12.49%	$712,709	6.50%	$767,533	7.00%
Tier 1 risk-based capital ratio	1,369,994	12.49%	877,181	8.00%	932,004	8.50%
Total risk-based capital ratio	1,504,985	13.73%	1,096,476	10.00%	1,151,299	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,369,994	9.83%	696,738	5.00%	557,391	4.00%

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

Non-GAAP Financial Measures

In addition to results presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), this document contains certain non-GAAP financial measures, namely, an adjusted efficiency ratio and the allowance for credit losses on loans to total loans, excluding PPP loans (the “adjusted allowance ratio”). The adjusted allowance ratio only excludes PPP loans; the adjusted efficiency ratio adjusts GAAP financial measures to exclude the amortization of intangible assets and certain items (such as, when applicable, COVID-19 related expenses, debt prepayment penalties, restructuring charges, provision for unfunded commitments, gains on sales of securities and asset valuation adjustments) with respect to which the Company is unable to accurately predict when these items will be incurred or, when incurred, the amount thereof. With respect to COVID-19 related expenses in particular, management added these expenses as a charge to exclude when calculating non-GAAP financial measures because the expenses included within this line item are readily quantifiable and possess the same characteristics with respect to management’s inability to accurately predict the timing or amount thereof as the other items excluded when calculating non-GAAP financial measures. Management uses the adjusted efficiency ratio when evaluating capital utilization and adequacy, while it uses the adjusted allowance ratio to determine the adequacy of our allowance with respect to loans not fully guaranteed by the U.S. Small Business Administration. In addition, the Company believes that non-GAAP financial measures facilitate the making of period-to-period comparisons and are meaningful indicators of its operating performance, particularly because these measures are widely used by industry analysts for companies with merger and acquisition activities. Also, because the amortization of intangible assets and items such as restructuring charges and COVID-19 related expenses can vary extensively from company to company and, as to intangible assets, are excluded from the calculation of a financial institution’s regulatory capital, the Company believes that the presentation of this non-GAAP financial information allows readers to more easily compare the Company’s results to information provided in other regulatory reports and the results of other companies. The reconciliations from GAAP to non-GAAP for these financial measures are below.

Adjusted Efficiency Ratio
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest income (fully tax equivalent basis)	$122,617	$125,630	$245,995	$257,517
Interest expense	11,412	18,173	23,526	41,744
Net interest income (fully tax equivalent basis)	111,205	107,457	222,469	215,773

Total noninterest income	47,610	64,170	128,647	101,740
Net gains on sales of securities	—	31	1,357	31
MSR valuation adjustment	—	(4,951)	13,561	(14,522)
Adjusted noninterest income	47,610	69,090	113,729	116,231

Total noninterest expense	108,777	118,285	224,712	233,326
Intangible amortization	1,539	1,834	3,137	3,729
Debt prepayment penalty	—	90	—	90
Restructuring charges	15	—	307	—
COVID-19 related expenses	370	6,257	1,155	9,160
Provision for unfunded commitments	—	2,600	—	6,000
Adjusted noninterest expense	106,853	107,504	220,113	214,347

Efficiency Ratio (GAAP)	68.49%	68.92%	64.00%	73.49%
Adjusted Efficiency Ratio (non-GAAP)	67.28%	60.89%	65.47%	64.56%

Allowance for Credit Losses on Loans to Total Loans, excluding PPP Loans
	June 30, 2021	December 31, 2020
Total loans (GAAP)	$10,149,242	$10,933,647
Less PPP loans	246,931	1,128,703
Adjusted total loans (non-GAAP)	$9,902,311	$9,804,944

Allowance for Credit Losses on Loans	$172,354	$176,144
ACL/Total loans (GAAP)	1.70%	1.61%
ACL/Total loans excluding PPP loans (non-GAAP)	1.74%	1.80%

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

During the three month period ended June 30, 2021, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)
April 1, 2021 to April 30, 2021	188	$41.97	—	$50,000
May 1, 2021 to May 31, 2021	5,045	42.65	—	50,000
June 1, 2021 to June 30, 2021	629	41.83	—	50,000
Total	5,862	$42.54	—
(1)Share amounts in this column represent shares of Renasant Corporation stock withheld to satisfy federal and state tax liabilities related to the exercise of stock options and the vesting of time-based restricted stock awards.
The Company announced a $50.0 million stock repurchase program on October 20, 2020 which will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. No shares were repurchased during the second quarter of 2021 under this plan.
(2)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (1)

(3)(ii)	Amended and Restated Bylaws of Renasant Corporation (2)

(3)(iii)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (3)

(10)(i)	Amendment No. 3 to Executive Employment Agreement effective April 27, 2021, by and between Renasant Corporation and E. Robinson McGraw (4)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (Unaudited).

(104)	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101).

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
(4)Filed as exhibit 10(i) to the Form 10-Q of the Company filed with the Commission on May 7, 2021 and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	August 6, 2021	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2021	/s/ James C. Mabry IV
James C. Mabry IV
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)