Form 10-Q
period 2021-09-30
RENASANT CORP
filed 2021-11-05
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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

As of October 29, 2021, 55,747,407 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$169,474	$176,372
Interest-bearing balances with banks	1,306,667	456,831
Cash and cash equivalents	1,476,141	633,203
Securities available for sale, at fair value	2,544,643	1,343,457
Loans held for sale, at fair value	452,869	417,771
Loans, net of unearned income:
Non purchased loans and leases	8,875,880	9,419,540
Purchased loans	1,140,944	1,514,107
Total loans, net of unearned income	10,016,824	10,933,647
Allowance for credit losses	(170,038)	(176,144)
Loans, net	9,846,786	10,757,503
Premises and equipment, net	294,499	300,496
Other real estate owned:
Non purchased	2,252	2,045
Purchased	2,453	3,927
Total other real estate owned, net	4,705	5,972
Goodwill	939,683	939,683
Other intangible assets, net	25,522	30,139
Bank-owned life insurance	286,088	230,609
Mortgage servicing rights	86,387	62,994
Other assets	198,227	207,785
Total assets	$16,155,550	$14,929,612
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$4,492,650	$3,685,048
Interest-bearing	8,762,179	8,374,033
Total deposits	13,254,829	12,059,081
Short-term borrowings	11,253	21,340
Long-term debt	468,863	474,970
Other liabilities	216,661	241,488
Total liabilities	13,951,606	12,796,879
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 55,747,407 and 56,200,487 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost – 3,549,318 and 3,096,238 shares, respectively	(118,288)	(101,554)
Additional paid-in capital	1,298,022	1,296,963
Retained earnings	717,033	615,773
Accumulated other comprehensive income, net of taxes	10,694	25,068
Total shareholders’ equity	2,203,944	2,132,733
Total liabilities and shareholders’ equity	$16,155,550	$14,929,612
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income
Loans	$105,004	$114,914	$333,334	$351,192
Securities
Taxable	6,749	5,499	17,285	19,219
Tax-exempt	1,667	1,573	5,025	4,697
Other	593	92	1,122	1,098
Total interest income	114,013	122,078	356,766	376,206
Interest expense
Deposits	6,972	11,810	22,920	44,175
Borrowings	3,749	3,982	11,327	13,361
Total interest expense	10,721	15,792	34,247	57,536
Net interest income	103,292	106,286	322,519	318,670
(Recovery of) provision for loan losses	(1,200)	23,100	(1,200)	76,350
Provision for other credit losses	—	—	—	—
(Recovery of) provision for credit losses	(1,200)	23,100	(1,200)	76,350
Net interest income after provision for credit losses	104,492	83,186	323,719	242,320
Noninterest income
Service charges on deposit accounts	9,337	7,486	26,818	23,388
Fees and commissions	3,837	3,402	11,847	9,427
Insurance commissions	2,829	2,681	7,488	6,797
Wealth management revenue	5,371	4,364	15,182	12,190
Mortgage banking income	23,292	49,714	94,878	110,739
Net gain on sales of securities	764	—	2,121	31
BOLI income	1,602	1,267	5,318	3,759
Other	3,723	2,014	15,750	6,337
Total noninterest income	50,755	70,928	179,402	172,668
Noninterest expense
Salaries and employee benefits	69,115	75,406	218,104	227,956
Data processing	5,277	5,259	16,380	15,312
Net occupancy and equipment	11,748	13,296	35,660	40,927
Other real estate owned	168	1,033	313	2,071
Professional fees	2,972	3,197	8,566	8,355
Advertising and public relations	2,922	2,240	9,274	8,560
Intangible amortization	1,481	1,733	4,618	5,462
Communications	2,198	2,319	6,781	6,698
Restructuring charges	—	—	307	—
Debt prepayment penalty	—	28	—	118
Other	8,118	11,999	28,708	34,377
Total noninterest expense	103,999	116,510	328,711	349,836
Income before income taxes	51,248	37,604	174,410	65,152
Income taxes	11,185	7,612	35,572	13,022
Net income	$40,063	$29,992	$138,838	$52,130
Basic earnings per share	$0.71	$0.53	$2.47	$0.93
Diluted earnings per share	$0.71	$0.53	$2.46	$0.92
Cash dividends per common share	$0.22	$0.22	$0.66	$0.66
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$40,063	$29,992	$138,838	$52,130
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding (losses) gains on securities	(9,250)	388	(20,491)	19,685
Reclassification adjustment for gains realized in net income	(570)	—	(1,582)	(23)
Total securities available for sale	(9,820)	388	(22,073)	19,662
Derivative instruments:
Unrealized holding gains (losses) on derivative instruments	1,215	1,175	7,551	(2,621)
Total derivative instruments	1,215	1,175	7,551	(2,621)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	49	48	148	145
Total defined benefit pension and post-retirement benefit plans	49	48	148	145
Other comprehensive (loss) income, net of tax	(8,556)	1,611	(14,374)	17,186
Comprehensive income	$31,507	$31,603	$124,464	$69,316

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended September 30, 2021	Shares	Amount
Balance at January 1, 2021	56,200,487	$296,483	$(101,554)	$1,296,963	$615,773	$25,068	$2,132,733
Net income	—	—	—	—	57,908	—	57,908
Other comprehensive loss	—	—	—	—	—	(4,929)	(4,929)
Comprehensive income							52,979
Cash dividends ($0.22 per share)	—	—	—	—	(12,564)	—	(12,564)
Issuance of common stock for stock-based compensation awards	93,859	—	2,605	(4,808)	—	—	(2,203)
Stock-based compensation expense	—	—	—	2,756	—	—	2,756
Balance at March 31, 2021	56,294,346	$296,483	$(98,949)	$1,294,911	$661,117	$20,139	$2,173,701
Net income	—	—	—	—	40,867	—	40,867
Other comprehensive loss	—	—	—	—	—	(889)	(889)
Comprehensive income							39,978
Cash dividends ($0.22 per share)	—	—	—	—	(12,540)	—	(12,540)
Issuance of common stock for stock-based compensation awards	56,532	—	1,700	(1,417)	—	—	283
Stock-based compensation expense	—	—	—	2,385	—	—	2,385
Balance at June 30, 2021	56,350,878	$296,483	$(97,249)	$1,295,879	$689,444	$19,250	$2,203,807
Net income	—	—	—	—	40,063	—	40,063
Other comprehensive loss	—	—	—	—	—	(8,556)	(8,556)
Comprehensive income							31,507
Cash dividends ($0.22 per share)	—	—	—	—	(12,474)	—	(12,474)
Repurchase of shares in connection with stock repurchase program	(612,107)	—	(21,314)	—	—	—	(21,314)
Issuance of common stock for stock-based compensation awards	8,636	—	275	(451)	—	—	(176)
Stock-based compensation expense	—	—	—	2,594	—	—	2,594
Balance at September 30, 2021	55,747,407	$296,483	$(118,288)	$1,298,022	$717,033	$10,694	$2,203,944

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Nine Months Ended September 30, 2020	Shares	Amount
Balance at January 1, 2020	56,855,002	$296,483	$(83,189)	$1,294,276	$617,355	$764	$2,125,689
Cumulative effect adjustment due to the adoption of ASU 2016-13	—	—	—	—	(35,099)	—	(35,099)
Net income	—	—	—	—	2,008	—	2,008
Other comprehensive income	—	—	—	—	—	13,737	13,737
Comprehensive income							15,745
Cash dividends ($0.22 per share)	—	—	—	—	(12,555)	—	(12,555)
Repurchase of shares in connection with stock repurchase program	(818,886)	—	(24,569)	—	—	—	(24,569)
Issuance of common stock for stock-based compensation awards	104,902	—	4,138	(5,587)	—	—	(1,449)
Stock-based compensation expense	—	—	—	2,750	—	—	2,750
Balance at March 31, 2020	56,141,018	$296,483	$(103,620)	$1,291,439	$571,709	$14,501	$2,070,512
Net income	—	—	—	—	20,130	—	20,130
Other comprehensive income	—	—	—	—	—	1,838	1,838
Comprehensive income							21,968
Cash dividends ($0.22 per share)	—	—	—	—	(12,525)	—	(12,525)
Issuance of common stock for stock-based compensation awards	40,944	—	1,397	(1,404)	—	—	(7)
Stock-based compensation expense	—	—	—	2,998	—	—	2,998
Balance at June 30, 2020	56,181,962	$296,483	$(102,223)	$1,293,033	$579,314	$16,339	$2,082,946
Net income	—	—	—	—	29,992	—	29,992
Other comprehensive income	—	—	—	—	—	1,611	1,611
Comprehensive income							31,603
Cash dividends ($0.22 per share)	—	—	—	—	(12,527)	—	(12,527)
Issuance of common stock for stock-based compensation awards	11,743	—	423	(550)	—	—	(127)
Stock-based compensation expense	—	—	—	2,405	—	—	2,405
Balance at September 30, 2020	56,193,705	$296,483	$(101,800)	$1,294,888	$596,779	$17,950	$2,104,300

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$138,838	$52,130
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(1,200)	76,350
Depreciation, amortization and accretion	34,421	22,727
Deferred income tax expense (benefit)	5,071	(8,494)
Funding of mortgage loans held for sale	(3,189,474)	(3,277,576)
Proceeds from sales of mortgage loans held for sale	3,230,039	3,310,402
Gains on sales of mortgage loans held for sale	(71,598)	(114,327)
Valuation adjustment to mortgage servicing rights	(13,561)	13,694
Gains on sales of securities	(2,121)	(31)
Penalty on prepayment of debt	—	118
(Gains) losses on sales of premises and equipment	(519)	35
Stock-based compensation expense	7,736	8,153
Increase in other assets	(16,429)	(87,405)
(Decrease) increase in other liabilities	(31,032)	48,269
Net cash provided by operating activities	90,171	44,045
Investing activities
Purchases of securities available for sale	(1,743,105)	(304,955)
Proceeds from sales of securities available for sale	176,406	8,773
Proceeds from call/maturities of securities available for sale	329,520	314,363
Net decrease (increase) in loans	917,343	(1,383,382)
Purchases of premises and equipment	(16,797)	(6,824)
Proceeds from sales of premises and equipment	8,715	—
Purchase of bank-owned life insurance	(50,000)	—
Net change in FHLB stock	(1,226)	10,607
Proceeds from sales of other assets	4,081	6,020
Other, net	2,803	—
Net cash used in investing activities	(372,260)	(1,355,398)
Financing activities
Net increase in noninterest-bearing deposits	807,602	1,206,472
Net increase in interest-bearing deposits	388,146	514,646
Net decrease in short-term borrowings	(10,087)	(446,467)
Proceeds from the issuance of long-term debt, net of issuance costs	—	98,299
Repayment of long-term debt	(1,742)	(246)
Cash paid for dividends	(37,578)	(37,607)
Repurchase of shares in connection with stock repurchase program	(21,314)	(24,569)
Net cash provided by financing activities	1,125,027	1,310,528
Net increase (decrease) in cash and cash equivalents	842,938	(825)
Cash and cash equivalents at beginning of period	633,203	414,930
Cash and cash equivalents at end of period	$1,476,141	$414,105

Supplemental disclosures
Cash paid for interest	$37,827	$61,351
Cash paid for income taxes	$41,248	$26,148
Noncash transactions:
Transfers of loans to other real estate owned	$3,171	$7,887
Financed sales of other real estate owned	$442	$151
Recognition of operating right-of-use assets	$6,718	$4,151
Recognition of operating lease liabilities	$6,718	$4,151

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
Subsequent Events:
On October 1, 2021, the Company redeemed at par $15,000 of 6.50% Fixed-to-Floating Rate Subordinated Notes that were assumed as part of the Metropolitan BancGroup, Inc. acquisition in 2017.

On October 27, 2021, the Company prepaid a $150,000 long-term advance from the Federal Home Loan Bank (“FHLB”). The long-term advance featured a floating rate of three-month LIBOR less 50 basis points with a 0% floor that converted to a fixed rate of 1.358% in October 2021. As a result of this early prepayment, the Company incurred penalty charges of $6,123.

On October 27, 2021, the Bank terminated swaps with a total notional amount of $100,000. These swaps hedged forecasted future FHLB borrowings which are no longer forecasted to occur. As a result of the termination the Company recognized a gain of $4,730.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented in the tables below. There was no allowance for credit losses allocated to any of the Company’s available for sale securities as of September 30, 2021 or December 31, 2020.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
U.S. Treasury securities	$3,014	$10	$—	$3,024
Obligations of states and political subdivisions	372,311	9,096	(2,426)	378,981
Residential mortgage backed securities:
Government agency mortgage backed securities	935,233	11,694	(3,689)	943,238
Government agency collateralized mortgage obligations	962,684	1,225	(6,172)	957,737
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,650	515	(1)	17,164
Government agency collateralized mortgage obligations	191,554	1,316	(2,338)	190,532
Other debt securities	51,321	2,646	—	53,967
	$2,532,767	$26,502	$(14,626)	$2,544,643

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
U.S. Treasury securities	$7,047	$32	$—	$7,079
Obligations of other U.S. Government agencies and corporations	1,003	6	—	1,009
Obligations of states and political subdivisions	291,231	14,015	(45)	305,201
Residential mortgage backed securities:
Government agency mortgage backed securities	581,105	21,564	(23)	602,646
Government agency collateralized mortgage obligations	218,373	1,946	(51)	220,268
Commercial mortgage backed securities:
Government agency mortgage backed securities	29,053	1,235	(1)	30,287
Government agency collateralized mortgage obligations	99,377	2,992	(21)	102,348
Trust preferred securities	12,013	—	(3,001)	9,012
Other debt securities	62,771	2,909	(73)	65,607
	$1,301,973	$44,699	$(3,215)	$1,343,457

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Securities sold were as set forth in the tables below. There were no securities sold during the three months ended September 30, 2020.

	Carrying Value	Net Proceeds	Gain/(Loss)
Three months ended September 30, 2021
Residential mortgage backed securities:
Government agency mortgage backed securities	$9,232	$9,739	$507
Government agency collateralized mortgage obligations	6,736	6,866	130
Other debt securities	4,283	4,410	127
	$20,251	$21,015	$764
Nine months ended September 30, 2021
Obligations of states and political subdivisions	$47	$50	$3
Residential mortgage backed securities:
Government agency mortgage backed securities	145,572	149,474	3,902
Government agency collateralized mortgage obligations	12,362	12,512	150
Trust preferred securities	12,021	9,960	(2,061)
Other debt securities	4,283	4,410	127
	$174,285	$176,406	$2,121

	Carrying Value	Net Proceeds	Gain/(Loss)
Nine months ended September 30, 2020
Obligations of states and political subdivisions	$2,696	$2,561	$(135)
Residential mortgage backed securities:
Government agency mortgage backed securities	6,046	6,212	166
	$8,742	$8,773	$31

Gross realized gains and losses on sales of securities available for sale for the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Gross gains on sales of securities available for sale	$825	$—	$4,333	$166
Gross losses on sales of securities available for sale	(61)	—	(2,212)	(135)
Gains on sales of securities available for sale, net	$764	$—	$2,121	$31

At September 30, 2021 and December 31, 2020, securities with a carrying value of $536,018 and $582,338, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $21,445 and $32,272 were pledged as collateral for short-term borrowings and derivative instruments at September 30, 2021 and December 31, 2020, respectively.
The amortized cost and fair value of securities at September 30, 2021 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Available for Sale
	Amortized Cost	Fair Value
Due within one year	$9,229	$9,334
Due after one year through five years	42,312	44,024
Due after five years through ten years	58,334	61,568
Due after ten years	290,472	293,271
Residential mortgage backed securities:
Government agency mortgage backed securities	935,233	943,238
Government agency collateralized mortgage obligations	962,684	957,737
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,650	17,164
Government agency collateralized mortgage obligations	191,554	190,532
Other debt securities	26,299	27,775
	$2,532,767	$2,544,643

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the age of gross unrealized losses and fair value by investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
September 30, 2021
Obligations of states and political subdivisions	46	$145,658	$(2,338)	3	$3,884	$(88)	49	$149,542	$(2,426)
Residential mortgage backed securities:
Government agency mortgage backed securities	45	508,398	(3,689)	—	—	—	45	508,398	(3,689)
Government agency collateralized mortgage obligations	33	726,128	(6,172)	—	—	—	33	726,128	(6,172)
Commercial mortgage backed securities:
Government agency mortgage backed securities	17	3,673	(1)	1	439	—	18	4,112	(1)
Government agency collateralized mortgage obligations	2	129,054	(2,303)	1	3,004	(35)	3	132,058	(2,338)
Total	143	$1,512,911	$(14,503)	5	$7,327	$(123)	148	$1,520,238	$(14,626)
December 31, 2020
Obligations of states and political subdivisions	6	$9,403	$(45)	—	$—	$—	6	$9,403	$(45)
Residential mortgage backed securities:
Government agency mortgage backed securities	2	19,755	(23)	—	—	—	2	19,755	(23)
Government agency collateralized mortgage obligations	5	27,143	(51)	—	—	—	5	27,143	(51)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	1,538	(1)	1	459	—	2	1,997	(1)
Government agency collateralized mortgage obligations	3	14,190	(21)	—	—	—	3	14,190	(21)
Trust preferred securities	—	—	—	2	9,012	(3,001)	2	9,012	(3,001)
Other debt securities	4	3,330	(70)	1	566	(3)	5	3,896	(73)
Total	21	$75,359	$(211)	4	$10,037	$(3,004)	25	$85,396	$(3,215)

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
The Company does not intend to sell any securities in an unrealized loss position that it holds, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period longer than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. As a result, no allowance for credit losses for securities was needed at September 30, 2021.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Non Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 3, all references to “loans” mean non purchased loans excluding loans held for sale.

The following is a summary of non purchased loans and leases as of the dates presented:

	September 30, 2021	December 31, 2020
Commercial, financial, agricultural(1)	$1,321,569	$2,360,471
Lease financing	83,496	80,022
Real estate – construction:
Residential	306,537	243,814
Commercial	779,766	583,338
Total real estate – construction	1,086,303	827,152
Real estate – 1-4 family mortgage:
Primary	1,657,195	1,536,181
Home equity	424,860	432,768
Rental/investment	268,609	264,436
Land development	133,732	123,179
Total real estate – 1-4 family mortgage	2,484,396	2,356,564
Real estate – commercial mortgage:
Owner-occupied	1,365,288	1,334,765
Non-owner occupied	2,323,135	2,194,739
Land development	106,475	120,125
Total real estate – commercial mortgage	3,794,898	3,649,629
Installment loans to individuals	109,499	149,862
Gross loans	8,880,161	9,423,700
Unearned income	(4,281)	(4,160)
Loans, net of unearned income	$8,875,880	$9,419,540

(1)Includes Paycheck Protection Program (“PPP”) loans of $67,462 and $1,128,703 as of September 30, 2021 and December 31, 2020, respectively.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2021
Commercial, financial, agricultural	$1,708	$395	$1,313,683	$1,315,786	$414	$2,534	$2,835	$5,783	$1,321,569
Lease financing	—	—	83,485	83,485	—	11	—	11	83,496
Real estate – construction:
Residential	853	—	305,684	306,537	—	—	—	—	306,537
Commercial	—	—	779,766	779,766	—	—	—	—	779,766
Total real estate – construction	853	—	1,085,450	1,086,303	—	—	—	—	1,086,303
Real estate – 1-4 family mortgage:
Primary	5,583	452	1,639,206	1,645,241	981	5,951	5,022	11,954	1,657,195
Home equity	1,225	—	422,897	424,122	61	502	175	738	424,860
Rental/investment	301	22	267,420	267,743	—	383	483	866	268,609
Land development	125	33	133,376	133,534	—	119	79	198	133,732
Total real estate – 1-4 family mortgage	7,234	507	2,462,899	2,470,640	1,042	6,955	5,759	13,756	2,484,396
Real estate – commercial mortgage:
Owner-occupied	609	2	1,360,882	1,361,493	—	1,052	2,743	3,795	1,365,288
Non-owner occupied	167	4	2,317,375	2,317,546	—	13	5,576	5,589	2,323,135
Land development	273	—	106,088	106,361	—	114	—	114	106,475
Total real estate – commercial mortgage	1,049	6	3,784,345	3,785,400	—	1,179	8,319	9,498	3,794,898
Installment loans to individuals	765	—	108,516	109,281	79	34	105	218	109,499
Unearned income	—	—	(4,281)	(4,281)	—	—	—	—	(4,281)
Loans, net of unearned income	$11,609	$908	$8,834,097	$8,846,614	$1,535	$10,713	$17,018	$29,266	$8,875,880

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2020
Commercial, financial, agricultural	$1,124	$231	$2,354,716	$2,356,071	$164	$1,804	$2,432	$4,400	$2,360,471
Lease financing	—	—	79,974	79,974	—	48	—	48	80,022
Real estate – construction:
Residential	—	—	243,317	243,317	—	497	—	497	243,814
Commercial	—	—	583,338	583,338	—	—	—	—	583,338
Total real estate – construction	—	—	826,655	826,655	—	497	—	497	827,152
Real estate – 1-4 family mortgage:
Primary	11,889	1,754	1,513,716	1,527,359	1,865	2,744	4,213	8,822	1,536,181
Home equity	1,152	360	430,702	432,214	66	111	377	554	432,768
Rental/investment	663	210	263,064	263,937	61	194	244	499	264,436
Land development	97	—	123,051	123,148	—	—	31	31	123,179
Total real estate – 1-4 family mortgage	13,801	2,324	2,330,533	2,346,658	1,992	3,049	4,865	9,906	2,356,564
Real estate – commercial mortgage:
Owner-occupied	779	795	1,330,155	1,331,729	—	2,598	438	3,036	1,334,765
Non-owner occupied	922	127	2,191,440	2,192,489	—	2,197	53	2,250	2,194,739
Land development	113	115	119,820	120,048	44	29	4	77	120,125
Total real estate – commercial mortgage	1,814	1,037	3,641,415	3,644,266	44	4,824	495	5,363	3,649,629
Installment loans to individuals	896	191	148,620	149,707	4	117	34	155	149,862
Unearned income	—	—	(4,160)	(4,160)	—	—	—	—	(4,160)
Loans, net of unearned income	$17,635	$3,783	$9,377,753	$9,399,171	$2,204	$10,339	$7,826	$20,369	$9,419,540

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were no restructured loans contractually 90 days past due or more and still accruing at September 30, 2021 and one restructured loan in the amount of $92 contractually 90 days past due or more and still accruing at September 30, 2020. The outstanding balance of restructured loans on nonaccrual status was $12,411 and $3,703 at September 30, 2021 and September 30, 2020, respectively.

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

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended September 30, 2021
Commercial, financial, agricultural	1	$30	$30
Real estate – 1-4 family mortgage:
Primary	11	1,518	1,538
Total	12	$1,548	$1,568

Three months ended September 30, 2020
Commercial, financial, agricultural	1	$31	$31
Real estate – 1-4 family mortgage:
Primary	2	201	200
Rental/investment	1	33	32
Total real estate – 1-4 family mortgage	3	234	232
Real estate – commercial mortgage:
Owner-occupied	2	357	357
Non-owner occupied	2	210	210
Total real estate – commercial mortgage	4	567	567
Total	8	$832	$830

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Nine months ended September 30, 2021
Commercial, financial, agricultural	7	$5,258	$5,258
Real estate – 1-4 family mortgage:
Primary	23	3,321	3,350
Real estate – commercial mortgage:
Non-owner occupied	1	837	810
Total	31	$9,416	$9,418

Nine months ended September 30, 2020
Commercial, financial, agricultural	7	$1,862	$1,859
Real estate – 1-4 family mortgage:
Primary	17	2,356	2,363
Rental/investment	2	142	142
Total real estate – 1-4 family mortgage	19	2,498	2,505
Real estate – commercial mortgage:
Owner-occupied	3	3,019	2,970
Non-owner occupied	2	210	210
Land development	1	189	189
Total real estate – commercial mortgage	6	3,418	3,369
Installment loans to individuals	2	24	21
Total	34	$7,802	$7,754

With respect to loans that were restructured during the nine months ended September 30, 2021, none have subsequently defaulted as of the date of this report. With respect to loans that were restructured during the nine months ended September 30, 2020, $64 have subsequently defaulted, and remain outstanding, as of the date of this report.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2021	76	$11,761
Additional advances or loans with concessions	31	9,441
Reclassified as performing restructured loan	1	35
Reductions due to:
Reclassified as nonperforming	(4)	(370)
Paid in full	(14)	(6,031)
Principal paydowns	—	(645)
Totals at September 30, 2021	90	$14,191

The allowance for credit losses attributable to restructured loans was $260 and $279 at September 30, 2021 and September 30, 2020, respectively. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2021 and September 30, 2020.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
In response to the economic environment caused by the COVID-19 pandemic, the Company implemented a loan deferral program in the second quarter of 2020 to provide temporary payment relief to both consumer and commercial customers. Any customer current on loan payments, taxes and insurance qualified for an initial 90-day deferral of principal and interest payments. A second 90-day deferral was available to borrowers that remained current on taxes and insurance through the first deferral period and also satisfied underwriting standards established by the Company that analyzed the ability of the borrower to service its loan in accordance with its existing terms in light of the impact of the COVID-19 pandemic on the borrower, its industry and the markets in which it operated. The Company’s loan deferral program complied with the guidance set forth in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and related guidance from the FDIC and other banking regulators. As of September 30, 2021, the Company has discontinued its deferral program but 30 loans with total balances of approximately $3,300 remained on deferral. In accordance with the applicable guidance, none of these loans are considered “restructured loans.”
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
The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2021
Commercial, Financial, Agricultural	$219,635	$300,742	$156,654	$51,385	$23,011	$13,120	$453,330	$2,846	$1,220,723
Pass	218,622	300,504	153,728	49,799	22,140	10,419	449,649	2,047	1,206,908
Special Mention	—	143	2,386	290	635	1,251	458	—	5,163
Substandard	1,013	95	540	1,296	236	1,450	3,223	799	8,652

Real Estate - Construction	$335,332	$404,063	$243,552	$13,876	$—	$—	$6,136	$5,499	$1,008,458
Residential	$187,482	$32,508	$—	$—	$—	$—	$6,136	$5,499	$231,625
Pass	187,482	32,508	—	—	—	—	6,136	5,499	231,625
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	$147,850	$371,555	$243,552	$13,876	$—	$—	$—	$—	$776,833
Pass	147,850	371,555	238,899	13,876	—	—	—	—	772,180
Special Mention	—	—	4,653	—	—	—	—	—	4,653
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$125,762	$73,169	$49,283	$20,751	$17,571	$9,480	$13,409	$525	$309,950
Primary	$7,686	$6,791	$2,769	$3,636	$3,645	$747	$2,901	$—	$28,175
Pass	7,686	6,791	2,470	3,636	3,561	731	2,890	—	27,765
Special Mention	—	—	117	—	—	—	—	—	117
Substandard	—	—	182	—	84	16	11	—	293

Home Equity	$768	$303	$—	$—	$—	$—	$6,300	$—	$7,371
Pass	768	303	—	—	—	—	6,300	—	7,371
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans

Rental/Investment	$59,238	$42,994	$23,169	$16,598	$13,706	$8,251	$1,017	$525	$165,498
Pass	59,218	42,646	22,049	16,466	13,515	7,791	1,017	525	163,227
Special Mention	—	250	—	—	—	74	—	—	324
Substandard	20	98	1,120	132	191	386	—	—	1,947

Land Development	$58,070	$23,081	$23,345	$517	$220	$482	$3,191	$—	$108,906
Pass	58,070	20,687	23,345	517	220	482	3,191	—	106,512
Special Mention	—	2,394	—	—	—	—	—	—	2,394
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$682,955	$870,341	$674,008	$349,402	$323,092	$440,289	$124,028	$20,904	$3,485,019
Owner-Occupied	$197,995	$283,768	$206,047	$154,453	$129,531	$136,496	$51,478	$9,064	$1,168,832
Pass	197,206	281,580	204,259	150,300	123,413	127,970	51,039	7,327	1,143,094
Special Mention	—	2,188	248	—	1,806	535	424	1,737	6,938
Substandard	789	—	1,540	4,153	4,312	7,991	15	—	18,800

Non-Owner Occupied	$458,535	$566,698	$457,532	$189,762	$190,987	$300,923	$66,342	$11,840	$2,242,619
Pass	456,834	557,835	448,778	176,525	116,126	287,266	66,273	11,840	2,121,477
Special Mention	1,495	8,863	6,739	13,237	55,167	—	—	—	85,501
Substandard	206	—	2,015	—	19,694	13,657	69	—	35,641

Land Development	$26,425	$19,875	$10,429	$5,187	$2,574	$2,870	$6,208	$—	$73,568
Pass	26,154	17,840	10,429	5,146	2,574	2,870	6,208	—	71,221
Special Mention	271	—	—	—	—	—	—	—	271
Substandard	—	2,035	—	41	—	—	—	—	2,076

Installment loans to individuals	$—	$—	$48	$—	$—	$—	$—	$—	$48
Pass	—	—	48	—	—	—	—	—	48
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$1,363,684	$1,648,315	$1,123,545	$435,414	$363,674	$462,889	$596,903	$29,774	$6,024,198
Pass	1,359,890	1,632,249	1,104,005	416,265	281,549	437,529	592,703	27,238	5,851,428
Special Mention	1,766	13,838	14,143	13,527	57,608	1,860	882	1,737	105,361
Substandard	2,028	2,228	5,397	5,622	24,517	23,500	3,318	799	67,409

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2020
Commercial, Financial, Agricultural	$1,448,273	$183,627	$76,912	$36,866	$18,124	$15,844	$255,522	$2,449	$2,037,617
Pass	1,447,594	180,979	73,325	31,362	16,308	14,626	250,528	1,562	2,016,284
Special Mention	128	1,952	2,091	3,850	1,416	109	187	—	9,733
Substandard	551	696	1,496	1,654	400	1,109	4,807	887	11,600

Real Estate - Construction	$398,891	$266,471	$52,520	$29,300	$—	$—	$13,927	$—	$761,109
Residential	$154,649	$9,836	$2,114	$—	$—	$—	$13,923	$—	$180,522
Pass	154,419	9,339	2,114	—	—	—	13,923	—	179,795
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	230	497	—	—	—	—	—	—	727

Commercial	$244,242	$256,635	$50,406	$29,300	$—	$—	$4	$—	$580,587

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Pass	244,242	251,937	50,406	29,300	—	—	4	—	575,889
Special Mention	—	4,698	—	—	—	—	—	—	4,698
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$110,246	$78,482	$36,613	$30,018	$13,197	$7,172	$10,658	$1,909	$288,295
Primary	$9,422	$6,691	$3,988	$4,644	$371	$1,060	$629	$—	$26,805
Pass	9,422	5,870	3,988	4,644	371	1,045	629	—	25,969
Special Mention	—	125	—	—	—	—	—	—	125
Substandard	—	696	—	—	—	15	—	—	711

Home Equity	$157	$184	$—	$—	$—	$—	$6,051	$—	$6,392
Pass	157	184	—	—	—	—	6,051	—	6,392
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Rental/Investment	$50,558	$32,656	$27,483	$25,019	$12,620	$5,699	$1,066	$557	$155,658
Pass	50,371	31,724	26,695	24,872	12,439	5,166	1,066	557	152,890
Special Mention	—	—	—	83	77	133	—	—	293
Substandard	187	932	788	64	104	400	—	—	2,475

Land Development	$50,109	$38,951	$5,142	$355	$206	$413	$2,912	$1,352	$99,440
Pass	50,109	38,388	5,142	355	203	413	2,912	1,352	98,874
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	563	—	—	3	—	—	—	566

Real Estate - Commercial Mortgage	$967,746	$801,083	$444,205	$402,110	$340,774	$277,789	$76,115	$20,845	$3,330,667
Owner-Occupied	$295,642	$256,807	$199,082	$169,527	$99,540	$85,614	$16,683	$9,733	$1,132,628
Pass	293,851	255,206	193,716	163,358	96,128	83,582	16,043	7,896	1,109,780
Special Mention	1,167	847	—	2,067	228	311	—	1,837	6,457
Substandard	624	754	5,366	4,102	3,184	1,721	640	—	16,391

Non-Owner Occupied	$635,232	$522,998	$237,075	$229,304	$236,347	$189,077	$52,456	$11,112	$2,113,601
Pass	624,289	514,030	237,075	184,673	218,106	175,702	52,456	11,112	2,017,443
Special Mention	9,105	—	—	39,007	4,688	10,788	—	—	63,588
Substandard	1,838	8,968	—	5,624	13,553	2,587	—	—	32,570

Land Development	$36,872	$21,278	$8,048	$3,279	$4,887	$3,098	$6,976	$—	$84,438
Pass	34,719	21,278	6,925	3,210	3,274	3,098	6,976	—	79,480
Special Mention	—	—	1,123	69	46	—	—	—	1,238
Substandard	2,153	—	—	—	1,567	—	—	—	3,720

Installment loans to individuals	$74	$4	$—	$—	$—	$—	$—	$16	$94
Pass	74	4	—	—	—	—	—	16	94
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$2,925,230	$1,329,667	$610,250	$498,294	$372,095	$300,805	$356,222	$25,219	$6,417,782
Pass	2,909,247	1,308,939	599,386	441,774	346,829	283,632	350,588	22,495	6,262,890
Special Mention	10,400	7,622	3,214	45,076	6,455	11,341	187	1,837	86,132
Substandard	5,583	13,106	7,650	11,444	18,811	5,832	5,447	887	68,760

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2021
Commercial, Financial, Agricultural	$20,672	$13,972	$9,042	$5,886	$3,437	$10,986	$36,502	$349	$100,846
Performing Loans	20,672	13,953	9,042	5,886	3,437	10,986	36,494	349	100,819
Non-Performing Loans	—	19	—	—	—	—	8	—	27

Lease Financing Receivables	$24,603	$24,360	$17,486	$8,496	$2,535	$1,735	$—	$—	$79,215
Performing Loans	24,603	24,360	17,486	8,496	2,533	1,726	—	—	79,204
Non-Performing Loans	—	—	—	—	2	9	—	—	11

Real Estate - Construction	$43,491	$31,599	$2,666	$—	$—	$—	$89	$—	$77,845
Residential	$41,261	$30,985	$2,666	$—	$—	$—	$—	$—	$74,912
Performing Loans	41,261	30,985	2,666	—	—	—	—	—	74,912
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$2,230	$614	$—	$—	$—	$—	$89	$—	$2,933
Performing Loans	2,230	614	—	—	—	—	89	—	2,933
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$476,276	$479,523	$247,128	$189,253	$144,872	$216,510	$417,620	$3,264	$2,174,446
Primary	$435,290	$446,636	$231,955	$172,662	$130,572	$210,490	$1,415	$—	$1,629,020
Performing Loans	434,913	446,129	229,184	167,927	128,923	208,295	1,415	—	1,616,786
Non-Performing Loans	377	507	2,771	4,735	1,649	2,195	—	—	12,234

Home Equity	$411	$—	$123	$360	$—	$580	$413,191	$2,824	$417,489
Performing Loans	411	—	123	360	—	505	412,695	2,657	416,751
Non-Performing Loans	—	—	—	—	—	75	496	167	738

Rental/Investment	$29,306	$25,081	$13,641	$13,893	$13,045	$5,037	$2,668	$440	$103,111
Performing Loans	29,306	25,081	13,641	13,893	13,042	4,963	2,668	440	103,034
Non-Performing Loans	—	—	—	—	3	74	—	—	77

Land Development	$11,269	$7,806	$1,409	$2,338	$1,255	$403	$346	$—	$24,826
Performing Loans	11,269	7,806	1,376	2,338	1,176	317	346	—	24,628
Non-Performing Loans	—	—	33	—	79	86	—	—	198

Real Estate - Commercial Mortgage	$74,534	$68,291	$57,010	$41,371	$35,189	$23,312	$9,742	$430	$309,879
Owner-Occupied	$43,335	$42,497	$37,434	$27,126	$23,562	$17,031	$5,182	$289	$196,456
Performing Loans	43,335	42,497	36,964	27,126	23,562	17,031	5,181	289	195,985
Non-Performing Loans	—	—	470	—	—	—	1	—	471

Non-Owner Occupied	$20,903	$17,143	$14,725	$11,041	$9,657	$5,015	$1,891	$141	$80,516
Performing Loans	20,903	17,143	14,725	11,041	9,657	4,971	1,888	141	80,469
Non-Performing Loans	—	—	—	—	—	44	3	—	47

Land Development	$10,296	$8,651	$4,851	$3,204	$1,970	$1,266	$2,669	$—	$32,907
Performing Loans	10,296	8,646	4,835	3,204	1,970	1,215	2,669	—	32,835
Non-Performing Loans	—	5	16	—	—	51	—	—	72

Installment loans to individuals	$37,328	$21,508	$26,714	$8,805	$2,322	$2,162	$10,575	$37	$109,451
Performing Loans	37,267	21,503	26,657	8,781	2,294	2,122	10,575	33	109,232
Non-Performing Loans	61	5	57	24	28	40	—	4	219

Total loans not subject to risk rating	$676,904	$639,253	$360,046	$253,811	$188,355	$254,705	$474,528	$4,080	$2,851,682
Performing Loans	676,466	638,717	356,699	249,052	186,594	252,131	474,020	3,909	2,837,588
Non-Performing Loans	438	536	3,347	4,759	1,761	2,574	508	171	14,094

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2020
Commercial, Financial, Agricultural	$33,805	$16,455	$10,381	$6,396	$2,826	$7,201	$245,485	$305	$322,854
Performing Loans	33,794	16,343	10,340	6,026	2,748	7,181	245,059	305	321,796
Non-Performing Loans	11	112	41	370	78	20	426	—	1,058

Lease Financing Receivables	$32,150	$25,270	$10,999	$4,231	$1,040	$2,172	$—	$—	$75,862
Performing Loans	32,150	25,270	10,999	4,231	992	2,172	—	—	75,814
Non-Performing Loans	—	—	—	—	48	—	—	—	48

Real Estate - Construction	$54,918	$10,334	$295	$153	$—	$—	$343	$—	$66,043
Residential	$53,108	$9,393	$295	$153	$—	$—	$343	$—	$63,292
Performing Loans	53,108	9,393	295	153	—	—	343	—	63,292
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$1,810	$941	$—	$—	$—	$—	$—	$—	$2,751
Performing Loans	1,810	941	—	—	—	—	—	—	2,751
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$517,553	$344,643	$261,735	$196,777	$105,216	$212,214	$426,437	$3,694	$2,068,269
Primary	$470,034	$321,155	$239,542	$176,926	$92,195	$207,721	$1,758	$45	$1,509,376
Performing Loans	470,034	318,929	235,816	175,219	91,479	205,530	1,747	45	1,498,799
Non-Performing Loans	—	2,226	3,726	1,707	716	2,191	11	—	10,577

Home Equity	$—	$203	$372	$—	$45	$799	$421,838	$3,119	$426,376
Performing Loans	—	203	372	—	45	684	421,516	2,642	425,462
Non-Performing Loans	—	—	—	—	—	115	322	477	914

Rental/Investment	$34,079	$20,499	$18,319	$17,758	$11,907	$3,356	$2,330	$530	$108,778
Performing Loans	34,079	20,404	18,245	17,595	11,901	3,196	2,330	530	108,280
Non-Performing Loans	—	95	74	163	6	160	—	—	498

Land Development	$13,440	$2,786	$3,502	$2,093	$1,069	$338	$511	$—	$23,739
Performing Loans	13,440	2,786	3,502	2,062	1,069	338	511	—	23,708
Non-Performing Loans	—	—	—	31	—	—	—	—	31

Real Estate - Commercial Mortgage	$81,953	$71,063	$56,193	$47,013	$35,801	$15,679	$10,772	$488	$318,962
Owner-Occupied	$48,814	$44,606	$36,661	$30,266	$23,974	$11,608	$5,919	$289	$202,137
Performing Loans	48,814	44,344	36,349	30,097	23,885	11,216	5,904	289	200,898
Non-Performing Loans	—	262	312	169	89	392	15	—	1,239

Non-Owner Occupied	$20,483	$18,585	$14,544	$13,821	$8,068	$3,491	$1,999	$147	$81,138
Performing Loans	20,483	18,460	14,486	13,821	8,068	3,439	1,999	147	80,903
Non-Performing Loans	—	125	58	—	—	52	—	—	235

Land Development	$12,656	$7,872	$4,988	$2,926	$3,759	$580	$2,854	$52	$35,687
Performing Loans	12,656	7,872	4,988	2,922	3,759	466	2,854	52	35,569
Non-Performing Loans	—	—	—	4	—	114	—	—	118

Installment loans to individuals	$60,133	$57,198	$13,704	$4,019	$2,459	$1,535	$10,661	$59	$149,768
Performing Loans	60,081	57,119	13,611	3,986	2,407	1,535	10,661	21	149,421
Non-Performing Loans	52	79	93	33	52	—	—	38	347

Total loans not subject to risk rating	$780,512	$524,963	$353,307	$258,589	$147,342	$238,801	$693,698	$4,546	$3,001,758
Performing Loans	780,449	522,064	349,003	256,112	146,353	235,757	692,924	4,031	2,986,693
Non-Performing Loans	63	2,899	4,304	2,477	989	3,044	774	515	15,065

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 4 – Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean purchased loans excluding loans held for sale.

The following is a summary of purchased loans as of the dates presented:

	September 30, 2021	December 31, 2020
Commercial, financial, agricultural	$114,450	$176,513
Real estate – construction:
Residential	1,288	2,859
Commercial	3,705	28,093
Total real estate – construction	4,993	30,952
Real estate – 1-4 family mortgage:
Primary	150,944	214,770
Home equity	56,692	80,392
Rental/investment	22,507	31,928
Land development	10,204	14,654
Total real estate – 1-4 family mortgage	240,347	341,744
Real estate – commercial mortgage:
Owner-occupied	264,939	323,041
Non-owner occupied	456,102	552,728
Land development	19,791	29,454
Total real estate – commercial mortgage	740,832	905,223
Installment loans to individuals	40,322	59,675
Loans	$1,140,944	$1,514,107

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Past Due and Nonaccrual Loans
The Company’s policies with respect to placing loans on nonaccrual status or charging off loans, and its accounting for interest on any such loans, are described above in Note 3, “Non Purchased Loans.”
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2021
Commercial, financial, agricultural	$183	$1	$104,418	$104,602	$66	$1,640	$8,142	$9,848	$114,450
Real estate – construction:
Residential	—	—	1,288	1,288	—	—	—	—	1,288
Commercial	—	—	3,705	3,705	—	—	—	—	3,705
Total real estate – construction	—	—	4,993	4,993	—	—	—	—	4,993
Real estate – 1-4 family mortgage:
Primary	639	—	145,333	145,972	428	2,360	2,184	4,972	150,944
Home equity	490	—	54,899	55,389	—	813	490	1,303	56,692
Rental/investment	148	26	22,231	22,405	—	54	48	102	22,507
Land development	75	—	10,117	10,192	—	—	12	12	10,204
Total real estate – 1-4 family mortgage	1,352	26	232,580	233,958	428	3,227	2,734	6,389	240,347
Real estate – commercial mortgage:
Owner-occupied	624	—	262,380	263,004	—	291	1,644	1,935	264,939
Non-owner occupied	—	—	448,283	448,283	—	—	7,819	7,819	456,102
Land development	167	—	19,372	19,539	—	118	134	252	19,791
Total real estate – commercial mortgage	791	—	730,035	730,826	—	409	9,597	10,006	740,832
Installment loans to individuals	871	47	39,155	40,073	4	23	222	249	40,322
Loans, net of unearned income	$3,197	$74	$1,111,181	$1,114,452	$498	$5,299	$20,695	$26,492	$1,140,944

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2020
Commercial, financial, agricultural	$818	$101	$163,658	$164,577	$74	$2,024	$9,838	$11,936	$176,513
Real estate – construction:
Residential	—	—	2,859	2,859	—	—	—	—	2,859
Commercial	—	—	28,093	28,093	—	—	—	—	28,093
Total real estate – construction	—	—	30,952	30,952	—	—	—	—	30,952
Real estate – 1-4 family mortgage:
Primary	2,394	74	206,635	209,103	687	2,799	2,181	5,667	214,770
Home equity	294	43	78,739	79,076	4	674	638	1,316	80,392
Rental/investment	180	14	30,931	31,125	—	724	79	803	31,928
Land development	109	—	14,231	14,340	—	—	314	314	14,654
Total real estate – 1-4 family mortgage	2,977	131	330,536	333,644	691	4,197	3,212	8,100	341,744
Real estate – commercial mortgage:
Owner-occupied	2,511	—	317,997	320,508	193	447	1,893	2,533	323,041
Non-owner occupied	207	—	544,694	544,901	7,682	—	145	7,827	552,728
Land development	112	—	28,962	29,074	—	164	216	380	29,454
Total real estate – commercial mortgage	2,830	—	891,653	894,483	7,875	611	2,254	10,740	905,223
Installment loans to individuals	2,026	35	57,339	59,400	31	136	108	275	59,675
Loans, net of unearned income	$8,651	$267	$1,474,138	$1,483,056	$8,671	$6,968	$15,412	$31,051	$1,514,107

There was no restructured loans contractually 90 days past due or more and still accruing at September 30, 2021 and one restructured loan in the aggregate amount of $40 contractually 90 days past due or more and still accruing at September 30, 2020. The outstanding balance of restructured loans on nonaccrual status was $17,726 and $7,775 at September 30, 2021 and September 30, 2020, respectively.

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

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended September 30, 2021
Real estate – 1-4 family mortgage:
Primary	1	164	164
Three months ended September 30, 2020
Real estate – 1-4 family mortgage:
Primary	2	$44	$44
Real estate – commercial mortgage:
Owner-occupied	4	3,104	2,844
Total	6	$3,148	$2,888

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Nine months ended September 30, 2021
Commercial, financial, agricultural	1	$135	$135
Real estate – 1-4 family mortgage:
Primary	2	1,026	1,026
Total	3	$1,161	$1,161
Nine months ended September 30, 2020
Commercial, financial, agricultural	1	$1,029	$1,031
Real estate – 1-4 family mortgage:
Primary	4	334	227
Home equity	1	159	162
Total real estate – 1-4 family mortgage	5	493	389
Real estate – commercial mortgage:
Owner-occupied	5	3,173	2,913
Non-owner occupied	1	542	544
Total real estate – commercial mortgage	6	3,715	3,457
Installment loans to individuals	1	25	19
Total	13	$5,262	$4,896

With respect to loans that were restructured during the nine months ended September 30, 2021, none have subsequently defaulted as of the date of this report. With respect to loans that were restructured during the nine months ended September 30, 2020, $1,101 have subsequently defaulted, and remain outstanding, as of the date of this report.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2021	48	$8,687
Additional advances or loans with concessions	3	1,411
Reclassified as performing restructured loan	2	115
Reductions due to:
Reclassified to nonperforming loans	(4)	(2,485)
Paid in full	(5)	(1,310)
Charge-offs	(1)	(205)
Principal paydowns	—	(221)
Totals at September 30, 2021	43	$5,992

The allowance for credit losses attributable to restructured loans was $111 and $491 at September 30, 2021 and September 30, 2020, respectively. The Company had $2 and $539 in remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2021 and September 30, 2020, respectively.

As discussed in Note 3, “Non Purchased Loans,” the Company implemented a loan deferral program in response to the COVID-19 pandemic. As of September 30, 2021, the Company had 11 loans with total balances of approximately $360 remaining on deferral. Under the applicable guidance, none of these loans were considered “restructured loans.”

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Credit Quality
A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 3, “Non Purchased Loans.” The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2021
Commercial, Financial, Agricultural	$—	$—	$663	$15,971	$14,278	$25,957	$47,190	$2,285	$106,344
Pass	—	—	663	14,210	9,602	18,894	42,695	898	86,962
Special Mention	—	—	—	254	—	—	—	—	254
Substandard	—	—	—	1,507	4,676	7,063	4,495	1,387	19,128

Real Estate - Construction	$—	$—	$—	$180	$—	$4,392	$—	$—	$4,572
Residential	$—	$—	$—	$180	$—	$687	$—	$—	$867
Pass	—	—	—	180	—	687	—	—	867
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$—	$—	$3,705	$—	$—	$3,705
Pass	—	—	—	—	—	3,705	—	—	3,705
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$—	$11,974	$4,477	$26,442	$930	$212	$44,035
Primary	$—	$—	$—	$4,205	$2,542	$12,861	$—	$—	$19,608
Pass	—	—	—	4,205	2,456	9,777	—	—	16,438
Special Mention	—	—	—	—	—	61	—	—	61
Substandard	—	—	—	—	86	3,023	—	—	3,109

Home Equity	$—	$—	$—	$—	$—	$—	$693	$212	$905
Pass	—	—	—	—	—	—	269	—	269
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	424	212	636

Rental/Investment	$—	$—	$—	$815	$1,818	$11,358	$237	$—	$14,228
Pass	—	—	—	815	1,818	10,440	87	—	13,160
Special Mention	—	—	—	—	—	40	—	—	40
Substandard	—	—	—	—	—	878	150	—	1,028

Land Development	$—	$—	$—	$6,954	$117	$2,223	$—	$—	$9,294
Pass	—	—	—	6,954	86	820	—	—	7,860
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	31	1,403	—	—	1,434

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - Commercial Mortgage	$—	$—	$—	$52,761	$146,704	$481,098	$9,224	$14,371	$704,158
Owner-Occupied	$—	$—	$—	$14,063	$32,268	$191,688	$4,763	$—	$242,782
Pass	—	—	—	14,063	28,406	168,961	4,754	—	216,184
Special Mention	—	—	—	—	1,568	1,701	—	—	3,269
Substandard	—	—	—	—	2,294	21,026	9	—	23,329

Non-Owner Occupied	$—	$—	$—	$36,795	$112,866	$277,021	$4,326	$14,371	$445,379
Pass	—	—	—	20,420	105,055	236,855	4,326	4,415	371,071
Special Mention	—	—	—	16,367	—	7,949	—	—	24,316
Substandard	—	—	—	8	7,811	32,217	—	9,956	49,992

Land Development	$—	$—	$—	$1,903	$1,570	$12,389	$135	$—	$15,997
Pass	—	—	—	1,903	1,570	6,316	135	—	9,924
Special Mention	—	—	—	—	—	5,197	—	—	5,197
Substandard	—	—	—	—	—	876	—	—	876

Installment loans to individuals	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$—	$—	$663	$80,886	$165,459	$537,889	$57,344	$16,868	$859,109
Pass	—	—	663	62,750	148,993	456,455	52,266	5,313	726,440
Special Mention	—	—	—	16,621	1,568	14,948	—	—	33,137
Substandard	—	—	—	1,515	14,898	66,486	5,078	11,555	99,532

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2020
Commercial, Financial, Agricultural	$—	$711	$28,242	$27,222	$22,377	$20,759	$64,563	$1,788	$165,662
Pass	—	711	24,211	20,930	17,240	16,880	56,736	409	137,117
Special Mention	—	—	357	97	104	—	—	—	558
Substandard	—	—	3,674	6,195	5,033	3,879	7,827	1,379	27,987

Real Estate - Construction	$—	$—	$10,522	$9,228	$10,781	$—	$—	$—	$30,531
Residential	$—	$—	$1,543	$211	$684	$—	$—	$—	$2,438
Pass	—	—	1,543	211	684	—	—	—	2,438
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$8,979	$9,017	$10,097	$—	$—	$—	$28,093
Pass	—	—	8,979	9,017	10,097	—	—	—	28,093
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$—	$—	$14,022	$7,126	$1,112	$38,747	$957	$253	$62,217
Primary	$—	$—	$6,873	$3,212	$595	$17,223	$249	$—	$28,152
Pass	—	—	5,556	3,212	594	12,665	249	—	22,276
Special Mention	—	—	—	—	—	1,120	—	—	1,120
Substandard	—	—	1,317	—	1	3,438	—	—	4,756

Home Equity	$—	$—	$—	$—	$—	$—	$697	$253	$950
Pass	—	—	—	—	—	—	59	—	59
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	638	253	891

Rental/Investment	$—	$—	$—	$1,883	$232	$18,275	$9	$—	$20,399
Pass	—	—	—	1,883	232	16,139	9	—	18,263
Special Mention	—	—	—	—	—	44	—	—	44
Substandard	—	—	—	—	—	2,092	—	—	2,092

Land Development	$—	$—	$7,149	$2,031	$285	$3,249	$2	$—	$12,716
Pass	—	—	7,149	2,009	285	1,793	2	—	11,238
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	22	—	1,456	—	—	1,478

Real Estate - Commercial Mortgage	$—	$—	$76,557	$153,960	$171,487	$435,073	$22,631	$4,688	$864,396
Owner-Occupied	$—	$—	$15,001	$32,567	$61,568	$181,007	$9,723	$2	$299,868
Pass	—	—	15,001	29,276	43,962	161,790	5,808	—	255,837
Special Mention	—	—	—	—	9,670	—	—	—	9,670
Substandard	—	—	—	3,291	7,936	19,217	3,915	2	34,361

Non-Owner Occupied	$—	$—	$55,962	$117,592	$107,004	$242,249	$12,720	$4,686	$540,213
Pass	—	—	37,002	109,910	83,738	221,423	6,431	—	458,504
Special Mention	—	—	2,591	—	5,302	2,622	—	—	10,515
Substandard	—	—	16,369	7,682	17,964	18,204	6,289	4,686	71,194

Land Development	$—	$—	$5,594	$3,801	$2,915	$11,817	$188	$—	$24,315
Pass	—	—	5,594	3,801	2,780	4,962	188	—	17,325
Special Mention	—	—	—	—	—	5,438	—	—	5,438
Substandard	—	—	—	—	135	1,417	—	—	1,552

Installment loans to individuals	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$—	$711	$129,343	$197,536	$205,757	$494,579	$88,151	$6,729	$1,122,806
Pass	—	711	105,035	180,249	159,612	435,652	69,482	409	951,150
Special Mention	—	—	2,948	97	15,076	9,224	—	—	27,345
Substandard	—	—	21,360	17,190	31,069	49,703	18,669	6,320	144,311

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables present the performing status of the Company’s loan portfolio not subject to risk rating by origination date:

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2021
Commercial, Financial, Agricultural	$—	$—	$—	$364	$126	$2,457	$4,949	$210	$8,106
Performing Loans	—	—	—	364	126	2,457	4,949	210	8,106
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$—	$—	$—	$421	$—	$—	$—	$—	$421
Residential	$—	$—	$—	$421	$—	$—	$—	$—	$421
Performing Loans	—	—	—	421	—	—	—	—	421
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$359	$1,741	$22,792	$120,168	$49,654	$1,598	$196,312
Primary	$—	$—	$240	$1,195	$20,320	$109,331	$164	$86	$131,336
Performing Loans	—	—	240	1,085	19,715	105,326	164	21	126,551
Non-Performing Loans	—	—	—	110	605	4,005	—	65	4,785

Home Equity	$—	$—	$—	$546	$2,278	$1,966	$49,485	$1,512	$55,787
Performing Loans	—	—	—	546	2,278	1,890	48,906	1,077	54,697
Non-Performing Loans	—	—	—	—	—	76	579	435	1,090

Rental/Investment	$—	$—	$119	$—	$121	$8,034	$5	$—	$8,279
Performing Loans	—	—	119	—	121	8,034	5	—	8,279
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	$—	$—	$—	$—	$73	$837	$—	$—	$910
Performing Loans	—	—	—	—	73	837	—	—	910
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$—	$—	$328	$1,400	$954	$32,755	$1,237	$—	$36,674
Owner-Occupied	$—	$—	$—	$860	$573	$19,864	$860	$—	$22,157
Performing Loans	—	—	—	860	573	19,848	860	—	22,141
Non-Performing Loans	—	—	—	—	—	16	—	—	16

Non-Owner Occupied	$—	$—	$328	$391	$—	$9,735	$269	$—	$10,723
Performing Loans	—	—	328	391	—	9,735	269	—	10,723
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	$—	$—	$—	$149	$381	$3,156	$108	$—	$3,794
Performing Loans	—	—	—	149	381	3,156	108	—	3,794
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Installment loans to individuals	$—	$—	$—	$23,428	$10,892	$4,306	$1,654	$40	$40,320
Performing Loans	—	—	—	23,373	10,876	4,101	1,644	30	40,024
Non-Performing Loans	—	—	—	55	16	205	10	10	296

Total loans not subject to risk rating	$—	$—	$687	$27,354	$34,764	$159,686	$57,494	$1,848	$281,833
Performing Loans	—	—	687	27,189	34,143	155,384	56,905	1,338	275,646
Non-Performing Loans	—	—	—	165	621	4,302	589	510	6,187

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2020
Commercial, Financial, Agricultural	$—	$—	$445	$349	$303	$2,899	$6,809	$46	$10,851
Performing Loans	—	—	445	349	303	2,899	6,784	46	10,826
Non-Performing Loans	—	—	—	—	—	—	25	—	25

Real Estate - Construction	$—	$—	$421	$—	$—	$—	$—	$—	$421
Residential	$—	$—	$421	$—	$—	$—	$—	$—	$421
Performing Loans	—	—	421	—	—	—	—	—	421
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$371	$3,082	$33,674	$28,169	$140,689	$70,870	$2,672	$279,527
Primary	$—	$248	$1,953	$30,078	$25,956	$127,642	$630	$111	$186,618
Performing Loans	—	248	1,842	29,321	25,935	122,970	630	25	180,971
Non-Performing Loans	—	—	111	757	21	4,672	—	86	5,647

Home Equity	$—	$—	$742	$3,324	$1,668	$1,027	$70,120	$2,561	$79,442
Performing Loans	—	—	742	3,324	1,668	960	69,518	2,124	78,336
Non-Performing Loans	—	—	—	—	—	67	602	437	1,106

Rental/Investment	$—	$123	$—	$200	$193	$10,893	$120	$—	$11,529
Performing Loans	—	123	—	200	193	10,800	120	—	11,436
Non-Performing Loans	—	—	—	—	—	93	—	—	93

Land Development	$—	$—	$387	$72	$352	$1,127	$—	$—	$1,938
Performing Loans	—	—	387	30	117	1,127	—	—	1,661
Non-Performing Loans	—	—	—	42	235	—	—	—	277

Real Estate - Commercial Mortgage	$—	$337	$597	$1,063	$982	$35,946	$1,902	$—	$40,827
Owner-Occupied	$—	$—	$—	$625	$660	$20,531	$1,357	$—	$23,173
Performing Loans	—	—	—	625	660	20,253	1,357	—	22,895
Non-Performing Loans	—	—	—	—	—	278	—	—	278

Non-Owner Occupied	$—	$337	$443	$49	$66	$11,467	$153	$—	$12,515
Performing Loans	—	337	443	49	66	11,331	153	—	12,379
Non-Performing Loans	—	—	—	—	—	136	—	—	136

Land Development	$—	$—	$154	$389	$256	$3,948	$392	$—	$5,139
Performing Loans	—	—	154	389	256	3,890	392	—	5,081
Non-Performing Loans	—	—	—	—	—	58	—	—	58

Installment loans to individuals	$—	$—	$34,976	$15,497	$1,118	$4,348	$3,676	$60	$59,675
Performing Loans	—	—	34,942	15,405	1,051	4,262	3,676	29	59,365
Non-Performing Loans	—	—	34	92	67	86	—	31	310

Total loans not subject to risk rating	$—	$708	$39,521	$50,583	$30,572	$183,882	$83,257	$2,778	$391,301
Performing Loans	—	708	39,376	49,692	30,249	178,492	82,630	2,224	383,371
Non-Performing Loans	—	—	145	891	323	5,390	627	554	7,930

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5 – Allowance for Credit Losses
(In Thousands)
The following is a summary of total non purchased and purchased loans as of the dates presented:

	September 30, 2021	December 31, 2020
Commercial, financial, agricultural	$1,436,019	$2,536,984
Lease financing	83,496	80,022
Real estate – construction:
Residential	307,825	246,673
Commercial	783,471	611,431
Total real estate – construction	1,091,296	858,104
Real estate – 1-4 family mortgage:
Primary	1,808,139	1,750,951
Home equity	481,552	513,160
Rental/investment	291,116	296,364
Land development	143,936	137,833
Total real estate – 1-4 family mortgage	2,724,743	2,698,308
Real estate – commercial mortgage:
Owner-occupied	1,630,227	1,657,806
Non-owner occupied	2,779,237	2,747,467
Land development	126,266	149,579
Total real estate – commercial mortgage	4,535,730	4,554,852
Installment loans to individuals	149,821	209,537
Gross loans	10,021,105	10,937,807
Unearned income	(4,281)	(4,160)
Loans, net of unearned income	10,016,824	10,933,647
Allowance for credit losses on loans	(170,038)	(176,144)
Net loans	$9,846,786	$10,757,503

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
The Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses in the Company’s loan portfolio. As of September 30, 2021 and December 31, 2020, the Company had accrued interest receivable for loans of $45,404 and $56,459, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets. Although the Company made the election to exclude accrued interest from the measurement of the allowance for credit losses, the Company did have an allowance for credit losses on interest deferred as part of the loan deferral program of $1,356 and $1,500, respectively, as of September 30, 2021 and December 31, 2020. The decrease in the balance during the first nine months of 2021 is due to the charge-off of deferred interest balances.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Three Months Ended September 30, 2021
Allowance for credit losses:
Beginning balance	$36,994	$15,729	$31,303	$74,893	$1,511	$11,924	$172,354
Charge-offs	(1,225)	—	(276)	(184)	(13)	(1,281)	(2,979)
Recoveries	418	—	193	190	11	1,051	1,863
Net (charge-offs) recoveries	(807)	—	(83)	6	(2)	(230)	(1,116)
(Recovery of) provision for credit losses on loans	(1,210)	440	961	(1,004)	61	(448)	(1,200)
Ending balance	$34,977	$16,169	$32,181	$73,895	$1,570	$11,246	$170,038
Nine Months Ended September 30, 2021
Allowance for credit losses:
Beginning balance	$39,031	$16,047	$32,165	$76,127	$1,624	$11,150	$176,144
Charge-offs	(5,907)	(52)	(529)	(416)	(13)	(4,286)	(11,203)
Recoveries	940	13	855	504	36	3,949	6,297
Net (charge-offs) recoveries	(4,967)	(39)	326	88	23	(337)	(4,906)
(Recovery of) provision for credit losses on loans	913	161	(310)	(2,320)	(77)	433	(1,200)
Ending balance	$34,977	$16,169	$32,181	$73,895	$1,570	$11,246	$170,038
Period-End Amount Allocated to:
Individually evaluated	$9,717	$—	$206	$5,968	$—	$607	$16,498
Collectively evaluated	25,260	16,169	31,975	67,927	1,570	10,639	153,540
Ending balance	$34,977	$16,169	$32,181	$73,895	$1,570	$11,246	$170,038
Loans:
Individually evaluated	$15,193	$—	$5,311	$19,120	$—	$617	$40,241
Collectively evaluated	1,420,826	1,091,296	2,719,432	4,516,610	79,215	149,204	9,976,583
Ending balance	$1,436,019	$1,091,296	$2,724,743	$4,535,730	$79,215	$149,821	$10,016,824

Nonaccruing loans with no allowance for credit losses	$2,658	$—	$3,039	$2,865	$—	$10	$8,572

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total

Three Months Ended September 30, 2020
Allowance for credit losses:
Beginning balance	$30,685	$12,538	$29,401	$60,061	$1,812	$10,890	$145,387
Charge-offs	(420)	(136)	(720)	(553)	(168)	(1,579)	(3,576)
Recoveries	698	31	152	711	1	1,594	3,187
Net (charge-offs) recoveries	278	(105)	(568)	158	(167)	15	(389)
Provision for credit losses on loans	7,232	1,386	3,872	10,363	187	60	23,100
Ending balance	$38,195	$13,819	$32,705	$70,582	$1,832	$10,965	$168,098
Nine Months Ended September 30, 2020
Allowance for credit losses:
Beginning balance	$10,658	$5,029	$9,814	$24,990	$910	$761	$52,162
Impact of the adoption of ASC 326	11,351	3,505	14,314	4,293	521	8,500	42,484
Charge-offs	(1,969)	(668)	(1,083)	(2,600)	(168)	(6,003)	(12,491)
Recoveries	996	31	288	2,451	11	5,816	9,593
Net (charge-offs) recoveries	(973)	(637)	(795)	(149)	(157)	(187)	(2,898)
Provision for credit losses on loans	17,159	5,922	9,372	41,448	558	1,891	76,350
Ending balance	$38,195	$13,819	$32,705	$70,582	$1,832	$10,965	$168,098
Period-End Amount Allocated to:
Individually evaluated	$10,211	$—	$275	$380	$—	$270	$11,136
Collectively evaluated	27,984	13,819	32,430	70,202	1,832	10,695	156,962
Ending balance	$38,195	$13,819	$32,705	$70,582	$1,832	$10,965	$168,098
Loans:
Individually evaluated	$17,670	$—	$4,718	$6,596	$—	$618	$29,602
Collectively evaluated	2,630,392	773,119	2,755,676	4,570,413	82,928	242,608	11,055,136
Ending balance	$2,648,062	$773,119	$2,760,394	$4,577,009	$82,928	$243,226	$11,084,738

Nonaccruing loans with no allowance for credit losses	$589	$—	$4,147	$3,644	$—	$—	$8,380

The Company recorded a negative provision (recovery) for credit losses of $1,200 during the third quarter and first nine months of 2021, as compared to a provision for credit losses on loans of $23,100 in the third quarter of 2020 and $76,350 in the first nine months of 2020. The Company’s allowance for credit loss model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. Based on the continual improvements in these forecasts over the last few quarters, the Company’s allowance model indicated that a release of the allowance for credit losses was appropriate during the third quarter of 2021.
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
The following tables provide a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Three Months Ended September 30,	2021	2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,535	$17,335
(Recovery of) provision for credit losses on unfunded loan commitments (included in other noninterest expense)	(200)	2,700
Ending balance	$20,335	$20,035

Nine Months Ended September 30,	2021	2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,535	$946
Impact of the adoption of ASC 326	—	10,389
(Recovery of) provision for credit losses on unfunded loan commitments (included in other noninterest expense)	(200)	8,700
Ending balance	$20,335	$20,035

Note 6 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

	Purchased OREO	Non Purchased OREO	Total OREO
September 30, 2021
Residential real estate	$127	$376	$503
Commercial real estate	858	1,813	2,671
Residential land development	311	4	315
Commercial land development	1,157	59	1,216
Total	$2,453	$2,252	$4,705
December 31, 2020
Residential real estate	$72	$107	$179
Commercial real estate	1,741	924	2,665
Residential land development	337	676	1,013
Commercial land development	1,777	338	2,115
Total	$3,927	$2,045	$5,972

Changes in the Company’s purchased and non purchased OREO were as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at January 1, 2021	$3,927	$2,045	$5,972
Transfers of loans	1,047	2,124	3,171
Impairments	(220)	(70)	(290)
Dispositions	(2,171)	(1,836)	(4,007)
Other	(130)	(11)	(141)
Balance at September 30, 2021	$2,453	$2,252	$4,705

At September 30, 2021 and December 31, 2020, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $1,220 and $1,308, respectively.
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Repairs and maintenance	$17	$64	$60	$234
Property taxes and insurance	6	35	54	186
Impairments	173	820	290	1,647
Net (gains) losses on OREO sales	(24)	117	(74)	27
Rental income	(4)	(3)	(17)	(23)
Total	$168	$1,033	$313	$2,071

Note 7 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the nine months ended September 30, 2021 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2021	$936,916	$2,767	$939,683
Additions to goodwill and other adjustments	—	—	—
Balance at September 30, 2021	$936,916	$2,767	$939,683

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2021
Core deposit intangibles	$82,492	$(58,020)	$24,472
Customer relationship intangible	2,470	(1,420)	1,050
Total finite-lived intangible assets	$84,962	$(59,440)	$25,522
December 31, 2020
Core deposit intangibles	$82,492	$(53,539)	$28,953
Customer relationship intangible	2,470	(1,284)	1,186
Total finite-lived intangible assets	$84,962	$(54,823)	$30,139

Current year amortization expense for finite-lived intangible assets is presented in the table below.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Amortization expense for:
Core deposit intangibles	$1,436	$1,688	$4,482	$5,326
Customer relationship intangible	45	45	136	136
Total intangible amortization	$1,481	$1,733	$4,618	$5,462

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
There was a positive valuation adjustment of $13,561 during the nine months ended September 30, 2021 on MSRs. This positive adjustment primarily arose from an increase in mortgage interest rates and a corresponding decrease in actual prepayment speeds. During the nine months ended September 30, 2020 there was a negative valuation adjustment of $13,694 which was caused by a difference between actual prepayment speeds and the Company’s assumptions with respect to prepayment speeds.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2021	$62,994
Capitalization	26,532
Amortization	(16,700)
Valuation adjustment	13,561
Balance at September 30, 2021	$86,387

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2021	December 31, 2020
Unpaid principal balance	$8,470,973	$7,322,671

Weighted-average prepayment speed (CPR)	11.68%	15.05%
Estimated impact of a 10% increase	$(4,258)	$(4,001)
Estimated impact of a 20% increase	(8,254)	(7,674)

Discount rate	9.83%	9.86%
Estimated impact of a 10% increase	$(3,381)	$(2,144)
Estimated impact of a 20% increase	(6,520)	(4,144)

Weighted-average coupon interest rate	3.33%	3.58%
Weighted-average servicing fee (basis points)	30.52	29.94
Weighted-average remaining maturity (in years)	6.23	5.14
The Company recorded servicing fees of $4,891 and $3,400 for the three months ended September 30, 2021 and 2020, respectively, and servicing fees of $13,578 and $9,012 for the nine months ended September 30, 2021 and 2020, respectively, all of which are included in “Mortgage banking income” in the Consolidated Statements of Income.

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

Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Service cost	$—	$—	$2	$2
Interest cost	171	246	4	3
Expected return on plan assets	(442)	(412)	—	—
Recognized actuarial loss (gain)	67	87	—	(23)
Net periodic (return) benefit cost	$(204)	$(79)	$6	$(18)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Service cost	$—	$—	$4	$5
Interest cost	512	738	11	10
Expected return on plan assets	(1,326)	(1,238)	—	—
Recognized actuarial loss (gain)	199	262	(2)	(68)
Net periodic (return) benefit cost	$(615)	$(238)	$13	$(53)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Incentive Compensation Plans
The Company maintains a long-term equity compensation plan that provides for the grant of stock options and the award of restricted stock. There were no stock options granted, nor compensation expense associated with options recorded, during the nine months ended September 30, 2021 or 2020.
The following table summarizes information about options outstanding, exercised and forfeited as of and for the nine months ended September 30, 2021:

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
The following table summarizes the changes in restricted stock as of and for the nine months ended September 30, 2021:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	132,827	$32.88	548,416	$34.15
Awarded	78,230	34.02	253,733	37.22
Vested	—	—	(139,752)	36.89
Cancelled	—	—	(53,737)	37.65
Nonvested at end of period	211,057	$33.30	608,660	$34.49
During the nine months ended September 30, 2021, the Company reissued 134,783 shares from treasury in connection with the exercise of stock options and awards of restricted stock. The Company recorded total stock-based compensation expense of $2,595 and $2,405 for the three months ended September 30, 2021 and 2020, respectively and $7,736 and $8,153 for the nine months ended September 30, 2021 and 2020, respectively.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

	Balance Sheet	September 30, 2021		December 31, 2020
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$190,200	$5,268	$222,933	$9,884
Interest rate lock commitments	Other Assets	422,596	7,592	589,701	19,824
Forward commitments	Other Assets	550,000	3,659	—	—
Totals		$1,162,796	$16,519	$812,634	$29,708
Derivative liabilities:
Interest rate contracts	Other Liabilities	$190,200	$5,268	$222,933	$9,884
Interest rate lock commitments	Other Liabilities	101,591	423	—	—
Forward commitments	Other Liabilities	82,000	158	716,000	5,090
Totals		$373,791	$5,849	$938,933	$14,974
Gains and losses included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest rate contracts:
Included in interest income on loans	$589	$451	$1,795	$1,710
Interest rate lock commitments:
Included in mortgage banking income	(3,251)	(1,135)	(12,655)	23,610
Forward commitments
Included in mortgage banking income	5,310	2,754	8,590	(1,395)
Total	$2,648	$2,070	$(2,270)	$23,925
Derivatives designated as cash flow hedges
Cash flow hedge relationships mitigate exposure to the variability of future cash flow or other forecasted transactions. The Company uses interest rate swap contracts in an effort to manage future interest rate exposure on borrowings. The hedging strategy converts the LIBOR-based variable interest rate on the forecasted borrowings to a fixed interest rate. As of September 30, 2021, the Company is hedging its exposure to the variability of future cash flows through 2030 and a portion of these hedges are forward starting.
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	September 30, 2021		December 31, 2020
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$200,000	$11,615	$175,000	$3,866
Derivative liabilities:
Interest rate swaps	Other Liabilities	$62,000	$3,544	$87,000	$5,924
Changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the nine months ended September 30, 2021 or 2020. The impact on other comprehensive

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
income for the nine months ended September 30, 2021 and 2020 is discussed in Note 13, “Other Comprehensive Income (Loss).”
Derivatives designated as fair value hedges
Fair value hedges protect against changes in the fair value of an asset, liability, or firm commitment. The Company enters into interest rate swap agreements to manage interest rate exposure on certain of the Company’s fixed-rate subordinated notes. The agreements convert the fixed interest rates to LIBOR-based variable interest rates.
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	September 30, 2021		December 31, 2020
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$5,150	$100,000	$209
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2021	2020	2021	2020
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$(764)	$—	$(4,941)	$—
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$764	$—	$4,941	$—
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Long-term debt	$93,303	$98,114	$(5,150)	$209
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Gross amounts recognized	$15,373	$3,866	$14,021	$21,107
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	15,373	3,866	14,021	21,107
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	6,605	3,866	6,605	3,866
Financial collateral pledged	—	—	7,416	14,042
Net amounts	$8,768	$—	$—	$3,199

Note 11 – Income Taxes

(In Thousands)

The following table is a summary of the Company’s temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates presented.

	September 30,	December 31,
	2021	2020
Deferred tax assets
Allowance for credit losses	$52,345	$53,597
Loans	3,471	5,526
Deferred compensation	13,598	13,114
Investment in partnerships	154	—
Impairment of assets	508	1,067
Net operating loss carryforwards	1,287	1,857
Lease liabilities under operating leases	17,189	17,732
Other	3,613	3,539
Total deferred tax assets	92,165	96,432
Deferred tax liabilities
Net unrealized gains on securities	3,580	8,434
Investment in partnerships	—	793
Fixed assets	1,182	3,285
Mortgage servicing rights	20,587	14,623
Junior subordinated debt	2,162	2,245
Intangibles	3,349	3,882
Lease right-of-use asset	16,291	16,833
Other	565	1,672
Total deferred tax liabilities	47,716	51,767
Net deferred tax assets	$44,449	$44,665

For the nine months ended September 30, 2021 and 2020, the Company recorded a provision for income taxes totaling $35,572 and $13,022, respectively. The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences. During the second quarter of 2021 the Company recognized a one-time state tax credit investment of $3,460 which reduced income taxes as a discrete item. The effective tax rate, excluding discrete items, was 22.10% and 20.28% for the nine months ended September 30, 2021 and 2020, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state departments of revenue for the years ending December 31, 2018 through December 31, 2020.

Note 12 – Fair Value Measurements
(In Thousands)
Fair Value Measurements and the Fair Level Hierarchy
FASB Accounting Standards Codification Topic (“ASC”) 820, “Fair Value Measurements and Disclosures,” provides guidance for using fair value to measure assets and liabilities and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3).
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
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
September 30, 2021
Financial assets:
Securities available for sale	$—	$2,544,643	$—	$2,544,643
Derivative instruments	—	28,134	—	28,134
Mortgage loans held for sale in loans held for sale	—	452,869	—	452,869
Total financial assets	$—	$3,025,646	$—	$3,025,646
Financial liabilities:
Derivative instruments:	$—	$14,543	$—	$14,543

	Level 1	Level 2	Level 3	Totals
December 31, 2020
Financial assets:
Trust preferred securities	$—	$—	$9,012	$9,012
Other available for sale securities	—	1,334,445	—	1,334,445
Total securities available for sale	—	1,334,445	9,012	1,343,457
Derivative instruments	—	33,574	—	33,574
Mortgage loans held for sale in loans held for sale	—	417,771	—	417,771
Total financial assets	$—	$1,785,790	$9,012	$1,794,802
Financial liabilities:
Derivative instruments	$—	$21,107	$—	$21,107

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the nine months ended September 30, 2021.
The following tables provide a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of the dates presented:

	2021	2020
Three Months Ended September 30, 2021	Trust preferred securities	Trust preferred securities
Three Months Ended September 30,
Balance at beginning of period	$—	$7,679
Accretion included in net income	—	8
Unrealized losses included in other comprehensive income	—	840
Settlements	—	(35)
Balance at end of period	$—	$8,492

Nine Months Ended September 30,
Balance at beginning of period	$9,012	$9,986
Accretion included in net income	7	26
Unrealized gains (losses) included in other comprehensive income	941	(1,382)
Realized losses	2,061	—
Sales	(12,021)	—
Settlements	—	(138)
Balance at end of period	$—	$8,492

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

For each of the three and nine months ended September 30, 2021 and 2020, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

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

September 30, 2021	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$9,410	$9,410
OREO	—	—	170	170
Mortgage servicing rights	—	—	86,387	86,387
Total	$—	$—	$95,967	$95,967

December 31, 2020	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$24,145	$24,145
OREO	—	—	2,736	2,736
Mortgage servicing rights	—	—	62,994	62,994
Total	$—	$—	$89,875	$89,875

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Individually evaluated loans: Loans are individually evaluated for credit losses each quarter taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Individually evaluated loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Individually evaluated loans that were measured or re-measured at fair value had a carrying value of $17,959 and $36,990 at September 30, 2021 and December 31, 2020, respectively, and a specific reserve for these loans of $8,549 and $12,845 was included in the allowance for credit losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets as of the dates presented:

	September 30, 2021	December 31, 2020
Carrying amount prior to remeasurement	$445	$4,051
Impairment recognized in results of operations	(275)	(1,315)
Fair value	$170	$2,736

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at September 30, 2021 and fair value at December 31, 2020. There were $13,561 of positive valuation adjustments on MSRs during the nine months ended September 30, 2021 and $13,694 of negative valuation adjustments recognized during the nine months ended September 30, 2020.
The following table presents information as of September 30, 2021 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans, net of allowance for credit losses	$9,410	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$170	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

Fair Value Option
The Company has elected to measure all mortgage loans held for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.
Net losses of $10,425 and net gains of $10,876 resulting from fair value changes of these mortgage loans were recorded in income during the nine months ended September 30, 2021 and 2020, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2021 and December 31, 2020:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2021
Mortgage loans held for sale measured at fair value	$452,869	$441,125	$11,744

December 31, 2020
Mortgage loans held for sale measured at fair value	$417,771	$395,602	$22,169

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of September 30, 2021	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,476,141	$1,476,141	$—	$—	$1,476,141
Securities available for sale	2,544,643	—	2,544,643	—	2,544,643
Loans held for sale	452,869	—	452,869	—	452,869
Loans, net	9,846,786	—	—	9,726,732	9,726,732
Mortgage servicing rights	86,387	—	—	90,738	90,738
Derivative instruments	28,134	—	28,134	—	28,134
Financial liabilities
Deposits	$13,254,829	$11,787,346	$1,467,955	$—	$13,255,301
Short-term borrowings	11,253	11,253	—	—	11,253
Federal Home Loan Bank advances	150,425	—	155,832	—	155,832
Junior subordinated debentures	111,228	—	105,546	—	105,546
Subordinated notes	207,210	—	221,700	—	221,700
Derivative instruments	14,543	—	14,543	—	14,543

		Fair Value
As of December 31, 2020	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$633,203	$633,203	$—	$—	$633,203
Securities available for sale	1,343,457	—	1,334,445	9,012	1,343,457
Loans held for sale	417,771	—	417,771	—	417,771
Loans, net	10,757,503	—	—	10,668,625	10,668,625
Mortgage servicing rights	62,994	—	—	62,994	62,994
Derivative instruments	33,574	—	33,574	—	33,574
Financial liabilities
Deposits	$12,059,081	$10,363,193	$1,706,005	$—	$12,069,198
Short-term borrowings	21,340	21,340	—	—	21,340
Federal Home Loan Bank advances	152,167	—	158,914	—	158,914
Junior subordinated debentures	110,794	—	93,092	—	93,092
Subordinated notes	212,009	—	217,575	—	217,575
Derivative instruments	21,107	—	21,107	—	21,107

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended September 30, 2021
Securities available for sale:
Unrealized holding losses on securities	$(12,408)	$(3,158)	$(9,250)
Reclassification adjustment for gains realized in net income	(764)	(194)	(570)
Total securities available for sale	(13,172)	(3,352)	(9,820)
Derivative instruments:
Unrealized holding gains on derivative instruments	1,629	414	1,215
Total derivative instruments	1,629	414	1,215
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	67	18	49
Total defined benefit pension and post-retirement benefit plans	67	18	49
Total other comprehensive loss	$(11,476)	$(2,920)	$(8,556)
Three months ended September 30, 2020
Securities available for sale:
Unrealized holding gains on securities	$519	$131	$388
Total securities available for sale	519	131	388
Derivative instruments:
Unrealized holding gains on derivative instruments	1,576	401	1,175
Total derivative instruments	1,576	401	1,175
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	65	17	48
Total defined benefit pension and post-retirement benefit plans	65	17	48
Total other comprehensive income	$2,160	$549	$1,611

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Nine months ended September 30, 2021
Securities available for sale:
Unrealized holding losses on securities	$(27,487)	$(6,996)	$(20,491)
Reclassification adjustment for gains realized in net income	(2,121)	(539)	(1,582)
Total securities available for sale	(29,608)	(7,535)	(22,073)
Derivative instruments:
Unrealized holding gains on derivative instruments	10,129	2,578	7,551
Total derivative instruments	10,129	2,578	7,551
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	197	49	148
Total defined benefit pension and post-retirement benefit plans	197	49	148
Total other comprehensive loss	$(19,282)	$(4,908)	$(14,374)

Nine months ended September 30, 2020
Securities available for sale:
Unrealized holding gains on securities	$26,404	$6,719	$19,685
Reclassification adjustment for gains realized in net income	(31)	(8)	(23)
Total securities available for sale	26,373	6,711	19,662
Derivative instruments:
Unrealized holding losses on derivative instruments	(3,516)	(895)	(2,621)
Total derivative instruments	(3,516)	(895)	(2,621)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	195	50	145
Total defined benefit pension and post-retirement benefit plans	195	50	145
Total other comprehensive income	$23,052	$5,866	$17,186

The accumulated balances for each component of other comprehensive income, net of tax, were as follows as of the dates presented:

	September 30, 2021	December 31, 2020
Unrealized gains on securities	$8,854	$42,246
Non-credit related portion of previously recorded other-than-temporary impairment on securities	—	(11,319)
Unrealized gains (losses) on derivative instruments	6,913	(638)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(5,073)	(5,221)
Total accumulated other comprehensive income	$10,694	$25,068

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

	Three Months Ended
	September 30,
	2021	2020
Basic
Net income applicable to common stock	$40,063	$29,992
Average common shares outstanding	56,146,285	56,185,884
Net income per common share - basic	$0.71	$0.53
Diluted
Net income applicable to common stock	$40,063	$29,992
Average common shares outstanding	56,146,285	56,185,884
Effect of dilutive stock-based compensation	300,899	200,269
Average common shares outstanding - diluted	56,447,184	56,386,153
Net income per common share - diluted	$0.71	$0.53

	Nine Months Ended
	September 30,
	2021	2020
Basic
Net income applicable to common stock	$138,838	$52,130
Average common shares outstanding	56,237,056	56,294,984
Net income per common share - basic	$2.47	$0.93
Diluted
Net income applicable to common stock	$138,838	$52,130
Average common shares outstanding	56,237,056	56,294,984
Effect of dilutive stock-based compensation	296,038	173,593
Average common shares outstanding - diluted	56,533,094	56,468,577
Net income per common share - diluted	$2.46	$0.92

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	September 30,
	2021	2020
Number of shares	19,929	237,212
Exercise prices (for stock option awards)	—	—

	Nine Months Ended
	September 30,
	2021	2020
Number of shares	19,929	255,448
Exercise prices (for stock option awards)	—	—

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	September 30, 2021		December 31, 2020
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,395,321	9.18%	$1,306,597	9.37%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,287,684	11.02%	1,199,394	10.93%
Tier 1 Capital to Risk-Weighted Assets	1,395,321	11.94%	1,306,597	11.91%
Total Capital to Risk-Weighted Assets	1,712,500	14.66%	1,653,694	15.07%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,454,879	9.58%	$1,369,994	9.83%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,454,879	12.45%	1,369,994	12.49%
Tier 1 Capital to Risk-Weighted Assets	1,454,879	12.45%	1,369,994	12.49%
Total Capital to Risk-Weighted Assets	1,574,697	13.48%	1,504,985	13.73%

Common equity Tier 1 capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. The required capital conservation buffer is 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. As shown in the tables above, as of September 30, 2021, the Company’s CET1 capital was in excess of the capital conservation buffer.

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
The following tables provide financial information for the Company’s operating segments as of and for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended September 30, 2021
Net interest income (loss)	$106,506	$115	$404	$(3,733)	$103,292
Recovery of loan losses	(1,088)	—	(112)	—	(1,200)
Noninterest income	42,546	2,835	5,820	(446)	50,755
Noninterest expense	97,437	2,095	4,189	278	103,999
Income (loss) before income taxes	52,703	855	2,147	(4,457)	51,248
Income tax expense (benefit)	12,117	220	—	(1,152)	11,185
Net income (loss)	$40,586	$635	$2,147	$(3,305)	$40,063

Total assets	$16,040,728	$33,036	$67,204	$14,582	$16,155,550
Goodwill	$936,916	$2,767	—	—	$939,683

Three months ended September 30, 2020
Net interest income (loss)	$108,909	$126	$403	$(3,152)	$106,286
Provision for loan losses	22,408	—	692	—	23,100
Noninterest income	63,918	2,694	4,714	(398)	70,928
Noninterest expense	110,430	1,974	3,818	288	116,510
Income (loss) before income taxes	39,989	846	607	(3,838)	37,604
Income tax expense (benefit)	8,383	217	—	(988)	7,612
Net income (loss)	$31,606	$629	$607	$(2,850)	$29,992

Total assets	$14,694,683	$30,138	$68,261	$15,851	$14,808,933
Goodwill	$936,916	$2,767	—	—	$939,683

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Nine months ended September 30, 2021
Net interest income (loss)	$332,234	$333	$1,184	$(11,232)	$322,519
Recovery of credit losses	(1,088)	—	(112)	—	(1,200)
Noninterest income (loss)	155,765	8,558	16,421	(1,342)	179,402
Noninterest expense	309,449	6,005	12,337	920	328,711
Income (loss) before income taxes	179,638	2,886	5,380	(13,494)	174,410
Income tax expense (benefit)	38,320	740	—	(3,488)	35,572
Net income (loss)	$141,318	$2,146	$5,380	$(10,006)	$138,838

Total assets	$16,040,728	$33,036	$67,204	$14,582	$16,155,550
Goodwill	$936,916	$2,767	$—	$—	$939,683

Nine months ended September 30, 2020
Net interest income (loss)	$325,879	$424	$1,250	$(8,883)	$318,670
Provision for credit losses	75,481	—	869	—	76,350
Noninterest income (loss)	152,716	7,787	13,370	(1,205)	172,668
Noninterest expense (benefit)	332,490	5,708	11,215	423	349,836
Income (loss) before income taxes	70,624	2,503	2,536	(10,511)	65,152
Income tax expense (benefit)	15,088	658	—	(2,724)	13,022
Net income (loss)	$55,536	$1,845	$2,536	$(7,787)	$52,130

Total assets	$14,694,683	$30,138	$68,261	$15,851	$14,808,933
Goodwill	$936,916	$2,767	$—	$—	$939,683

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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at September 30, 2021 compared to December 31, 2020.
Assets
Total assets were $16,155,550 at September 30, 2021 compared to $14,929,612 at December 31, 2020.
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

	September 30, 2021		December 31, 2020
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
U.S. Treasury securities	$3,024	0.12%	$7,079	0.53%
Obligations of other U.S. Government agencies and corporations	—	—	1,009	0.08
Obligations of states and political subdivisions	378,981	14.89	305,201	22.72
Mortgage-backed securities	2,108,671	82.87	955,549	71.12
Trust preferred securities	—	—	9,012	0.67
Other debt securities	53,967	2.12	65,607	4.88
	$2,544,643	100.00%	$1,343,457	100.00%
During the nine months ended September 30, 2021, we deployed a portion of our excess liquidity into the securities portfolio and purchased $1,743,105 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised approximately 94% of these purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Obligations of state and political subdivisions comprised approximately 6% of purchases made during the first nine months of 2021.
Proceeds from maturities, calls and principal payments on securities during the first nine months of 2021 totaled $329,520. The Company sold municipal securities, residential mortgage backed securities, trust preferred securities, and other debt securities with a carrying value of $174,285 at the time of sale for net proceeds of $176,406, resulting in a net gain on sale of $2,121 during the first nine months of 2021. Proceeds from the maturities, calls and principal payments on securities during the first nine months of 2020 totaled $314,363. The Company sold municipal securities and residential mortgage backed securities with a carrying value of $8,742 at the time of sale for net proceeds of $8,773, resulting in net gain on sale of $31 during the first nine months of 2020.
For more information about the Company’s security portfolio, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans Held for Sale
Loans held for sale, which consist of residential mortgage loans being held until they are sold in the secondary market, were $452,869 at September 30, 2021, as compared to $417,771 at December 31, 2020. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Loans
Total loans, excluding loans held for sale, were $10,016,824 at September 30, 2021 and $10,933,647 at December 31, 2020. Non purchased loans totaled $8,875,880 at September 30, 2021 compared to $9,419,540 at December 31, 2020. Loans purchased in previous acquisitions totaled $1,140,944 and $1,514,107 at September 30, 2021 and December 31, 2020, respectively.
The tables below set forth the balance of loans outstanding, net of unearned income and excluding loans held for sale, by loan type and the percentage of each loan type to total loans as of the dates presented:

	September 30, 2021
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural (1)	$1,321,569	$114,450	$1,436,019	14.34%
Lease financing, net of unearned income	79,215	—	79,215	0.79
Real estate – construction:
Residential	306,537	1,288	307,825	3.07
Commercial	779,766	3,705	783,471	7.82
Total real estate – construction	1,086,303	4,993	1,091,296	10.89
Real estate – 1-4 family mortgage:
Primary	1,657,195	150,944	1,808,139	18.05
Home equity	424,860	56,692	481,552	4.81
Rental/investment	268,609	22,507	291,116	2.91
Land development	133,732	10,204	143,936	1.44
Total real estate – 1-4 family mortgage	2,484,396	240,347	2,724,743	27.21
Real estate – commercial mortgage:
Owner-occupied	1,365,288	264,939	1,630,227	16.27
Non-owner occupied	2,323,135	456,102	2,779,237	27.74
Land development	106,475	19,791	126,266	1.26
Total real estate – commercial mortgage	3,794,898	740,832	4,535,730	45.27
Installment loans to individuals	109,499	40,322	149,821	1.50
Total loans, net of unearned income	$8,875,880	$1,140,944	$10,016,824	100.00%
(1)Includes Paycheck Protection Program (“PPP”) loans of $67,462 as of September 30, 2021.

	December 31, 2020
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural (1)	$2,360,471	$176,513	$2,536,984	23.20%
Lease financing, net of unearned income	75,862	—	75,862	0.69
Real estate – construction:
Residential	243,814	2,859	246,673	2.26
Commercial	583,338	28,093	611,431	5.59
Total real estate – construction	827,152	30,952	858,104	7.85
Real estate – 1-4 family mortgage:
Primary	1,536,181	214,770	1,750,951	16.02
Home equity	432,768	80,392	513,160	4.69
Rental/investment	264,436	31,928	296,364	2.71
Land development	123,179	14,654	137,833	1.26
Total real estate – 1-4 family mortgage	2,356,564	341,744	2,698,308	24.68
Real estate – commercial mortgage:
Owner-occupied	1,334,765	323,041	1,657,806	15.16
Non-owner occupied	2,194,739	552,728	2,747,467	25.13
Land development	120,125	29,454	149,579	1.37
Total real estate – commercial mortgage	3,649,629	905,223	4,554,852	41.66
Installment loans to individuals	149,862	59,675	209,537	1.92
Total loans, net of unearned income	$9,419,540	$1,514,107	$10,933,647	100.00%

(1)Includes PPP loans of $1,128,703 as of December 31, 2020.

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2021, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $13,254,829 and $12,059,081 at September 30, 2021 and December 31, 2020, respectively. Noninterest-bearing deposits were $4,492,650 and $3,685,048 at September 30, 2021 and December 31, 2020, respectively, while interest-bearing deposits were $8,762,179 and $8,374,033 at September 30, 2021 and December 31, 2020, respectively.
The growth in noninterest-bearing deposits across the Company’s footprint during the current year has been driven by government stimulus payments and client sentiment to maintain liquidity. Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding time deposits greater than $250,000). Noninterest bearing deposits represented 33.89% of total deposits at September 30, 2021, as compared to 30.56% of total deposits at December 31, 2020. Under certain circumstances, however, management may elect to acquire non-core deposits (in the form of time deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits were $1,534,547 and $1,398,330 at September 30, 2021 and December 31, 2020, respectively.
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

	September 30, 2021	December 31, 2020
Security repurchase agreements	$11,253	$10,947
Federal funds purchased	—	10,393
	$11,253	$21,340
At September 30, 2021, long-term debt consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The following table presents our long-term debt by type as of the dates presented:

	September 30, 2021	December 31, 2020
Long-term FHLB advances	$150,425	$152,167
Junior subordinated debentures	111,228	110,794
Subordinated notes	207,210	212,009
	$468,863	$474,970
Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2021, there were no outstanding long-term FHLB advances scheduled to mature within twelve months or less. The Company had $3,977,848 of availability on unused lines of credit with the FHLB at September 30, 2021, as compared to $3,784,520 at December 31, 2020.
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

Results of Operations
Net Income
Net income for the third quarter of 2021 was $40,063 compared to net income of $29,992 for the third quarter of 2020. Basic and diluted earnings per share (“EPS”) for the third quarter of 2021 were $0.71 as compared to basic and diluted EPS of $0.53 for the third quarter of 2020. Net income for the nine months ended September 30, 2021 was $138,838 compared to net income of $52,130 for the same period in 2020. Basic and diluted EPS were $2.47 and $2.46 for the first nine months of 2021, respectively, as compared to $0.93 and $0.92 for the first nine months of 2020, respectively.
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

	Three Months Ended
	September 30, 2021			September 30, 2020
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Debt prepayment penalty	$—	$—	$—	$28	$22	$—
MSR valuation adjustment	—	—	—	(828)	(650)	(0.01)
COVID-19 related expenses	323	253	—	570	448	0.01

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Debt prepayment penalties	$—	$—	$—	$118	$94	$—
MSR valuation adjustment	(13,561)	(10,564)	(0.19)	13,694	10,916	0.19
Restructuring charges	307	239	—	—	—	—
COVID-19 related expenses	1,478	1,151	0.02	9,730	7,758	0.14
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 67.41% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the third quarter of 2021 and 64.61% of total revenue for the first nine months of 2021. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income was $103,292 and $322,519 for the three and nine months ended September 30, 2021, respectively, as compared to $106,286 and $318,670 for the same respective periods in 2020. On a tax equivalent basis, net interest income was $105,002 and $327,471 for the three and nine months ended September 30, 2021, respectively, as compared to $107,885 and $323,659 for the same respective periods in 2020.
The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment:
Non purchased	$8,690,443	$84,427	3.86%	$8,012,741	$81,281	4.04%
Purchased	1,200,429	15,840	5.24	1,723,714	24,034	5.55
Paycheck Protection Program	126,870	3,503	10.95	1,305,229	7,449	2.27
Total loans held for investment	10,017,742	103,770	4.11	11,041,684	112,764	4.06
Loans held for sale	451,586	2,376	2.13	378,225	3,144	3.31
Securities:
Taxable(1)	1,942,647	6,688	1.38	1,003,886	5,473	2.17
Tax-exempt	324,219	2,297	2.83	265,679	2,205	3.30
Interest-bearing balances with banks	1,520,227	592	0.15	344,948	91	0.10
Total interest-earning assets	14,256,421	115,723	3.23	13,034,422	123,677	3.77
Cash and due from banks	195,095			210,278
Intangible assets	965,960			972,394
Other assets	712,673			711,065
Total assets	$16,130,149			$14,928,159
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$6,231,718	$3,821	0.24%	$5,405,085	$4,839	0.36%
Savings deposits	1,006,847	192	0.08	796,841	167	0.08
Time deposits	1,506,192	2,959	0.78	1,907,918	6,804	1.42
Total interest-bearing deposits	8,744,757	6,972	0.32	8,109,844	11,810	0.58
Borrowed funds	482,709	3,749	3.08	719,800	3,982	2.20
Total interest-bearing liabilities	9,227,466	10,721	0.46	8,829,644	15,792	0.71
Noninterest-bearing deposits	4,470,262			3,723,059
Other liabilities	212,990			255,956
Shareholders’ equity	2,219,431			2,119,500
Total liabilities and shareholders’ equity	$16,130,149			$14,928,159
Net interest income/net interest margin		$105,002	2.93%		$107,885	3.29%
(1)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which the Company operates.
(2)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment:
Non purchased	$8,525,359	$249,128	3.91%	$7,847,197	$251,671	4.28%
Purchased	1,327,434	54,187	5.46	1,877,449	80,226	5.71
Paycheck Protection Program	578,643	24,310	5.62	725,891	13,335	2.45
Total loans held for investment	10,431,436	327,625	4.20	10,450,537	345,232	4.41
Loans held for sale	439,954	8,980	2.73	351,975	9,108	3.46
Securities:
Taxable(1)	1,505,611	17,077	1.51	1,034,189	19,148	2.47
Tax-exempt	316,159	6,915	2.92	251,744	6,609	3.51
Interest-bearing balances with banks	1,176,378	1,121	0.13	387,116	1,098	0.38
Total interest-earning assets	13,869,538	361,718	3.49	12,475,561	381,195	4.08
Cash and due from banks	198,955			203,582
Intangible assets	967,458			974,182
Other assets	687,159			717,628
Total assets	$15,723,110			$14,370,953
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$6,083,179	$11,821	0.26%	$5,166,393	$19,616	0.51%
Savings deposits	953,391	547	0.08	741,933	592	0.11
Time deposits	1,575,220	10,552	0.90	2,019,173	23,967	1.59
Total interest-bearing deposits	8,611,790	22,920	0.36	7,927,499	44,175	0.74
Borrowed funds	483,230	11,327	3.13	849,494	13,361	2.10
Total interest-bearing liabilities	9,095,020	34,247	0.50	8,776,993	57,536	0.88
Noninterest-bearing deposits	4,202,364			3,251,612
Other liabilities	223,796			233,730
Shareholders’ equity	2,201,930			2,108,618
Total liabilities and shareholders’ equity	$15,723,110			$14,370,953
Net interest income/net interest margin		$327,471	3.16%		$323,659	3.47%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. As discussed in more detail below, the decline in loan yields due to the current low interest rate environment as well as changes in the mix of earning assets during the quarter due to increased liquidity on the balance sheet were the largest contributing factors to the decrease in net interest margin for the three and nine months ended September 30, 2021, as compared to the same periods in 2020. The Company has continued to focus on lowering the cost of funding through growing noninterest-bearing deposits and aggressively lowering interest rates on interest-bearing deposits. The

Company has also increased its purchases of investment securities and continues to evaluate options to mitigate the pressure on net interest margin.
The following tables set forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for both the three and nine months ended September 30, 2021, as compared to the same respective periods in 2020 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute value of amounts calculated):

	Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
	Volume	Rate	Net
Interest income:
Loans held for investment:
Non purchased	$6,821	$(3,675)	$3,146
Purchased	(6,947)	(1,247)	(8,194)
Paycheck Protection Program	(11,665)	7,719	(3,946)
Loans held for sale	521	(1,289)	(768)
Securities:
Taxable	3,756	(2,541)	1,215
Tax-exempt	438	(346)	92
Interest-bearing balances with banks	441	60	501
Total interest-earning assets	(6,635)	(1,319)	(7,954)
Interest expense:
Interest-bearing demand deposits	671	(1,689)	(1,018)
Savings deposits	41	(16)	25
Time deposits	(1,225)	(2,620)	(3,845)
Borrowed funds	(1,548)	1,315	(233)
Total interest-bearing liabilities	(2,061)	(3,010)	(5,071)
Change in net interest income	$(4,574)	$1,691	$(2,883)

	Nine months ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
	Volume	Rate	Net
Interest income:
Loans held for investment:
Non purchased	$20,693	$(23,236)	$(2,543)
Purchased	(22,646)	(3,393)	(26,039)
Paycheck Protection Program	(3,182)	14,157	10,975
Loans held for sale	2,010	(2,138)	(128)
Securities:
Taxable	6,914	(8,985)	(2,071)
Tax-exempt	1,528	(1,222)	306
Interest-bearing balances with banks	1,118	(1,095)	23
Total interest-earning assets	6,435	(25,912)	(19,477)
Interest expense:
Interest-bearing demand deposits	3,025	(10,820)	(7,795)
Savings deposits	146	(191)	(45)
Time deposits	(4,506)	(8,909)	(13,415)
Borrowed funds	(7,090)	5,056	(2,034)
Total interest-bearing liabilities	(8,425)	(14,864)	(23,289)
Change in net interest income	$14,860	$(11,048)	$3,812
Interest income, on a tax equivalent basis, was $115,723 and $361,718, respectively, for the three and nine months ended September 30, 2021, as compared to $123,677 and $381,195, respectively, for the same periods in 2020. This decrease in interest income, on a tax equivalent basis, is due primarily to the Federal Reserve maintaining low interest rates since March 2020 and changes in the mix of earning assets during the year due to increased liquidity on the balance sheet.
The following tables present the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Loans held for investment, excl. PPP	69.38%	74.70%	4.02%	4.30%
Paycheck Protection Program	0.89	10.01	10.95	2.27
Loans held for sale	3.17	2.90	2.13	3.31
Securities	15.90	9.74	1.59	2.41
Other	10.66	2.65	0.15	0.10
Total earning assets	100.00%	100.00%	3.23%	3.77%

	Percentage of Total Average Earning Assets		Yield
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Loans held for investment excl. PPP	71.04%	77.95%	4.12%	4.56%
Paycheck Protection Program	4.17	5.82	5.62	2.45
Loans held for sale	3.17	2.82	2.73	3.46
Securities	13.14	10.31	1.76	2.68
Interest-bearing balances with banks	8.48	3.10	0.13	0.38
Total earning assets	100.00%	100.00%	3.49%	4.08%

For the third quarter of 2021, interest income on loans held for investment, on a tax equivalent basis, decreased $8,994 to $103,770 from $112,764 for the same period in 2020. For the nine months ended September 30, 2021, interest income on loans held for investment, on a tax equivalent basis, decreased $17,607 to $327,625 from $345,232 for the same period in 2020. Interest income on loans held for investment decreased primarily due to the Federal Reserve maintaining low interest rates since March 2020. Interest income attributable to PPP loans included in loan interest income for the three months ended September 30, 2021, was $3,503, which consisted of $306 in interest income and $3,197 in accretion of net origination fees, as compared to $7,449 for the three months ended September 30, 2020, which consisted of $3,262 in interest income and $4,187 in accretion of net origination fees. Interest income attributable to PPP loans included in loan interest income for the nine months ended September 30, 2021, was $24,310, which consisted of $4,222 in interest income and $20,088 in accretion of net origination fees, as compared to $13,335 for the nine months ended September 30, 2020, which consisted of $5,586 in interest income and $7,749 in accretion of net origination fees. The PPP origination fees, net of agent fees paid and other origination costs, are being accreted into interest income over the life of the loan. If a PPP loan is forgiven in whole or in part, as provided under the CARES Act, the Company will recognize the non-accreted portion of the net origination fee attributable to the forgiven portion of such loan as of the date of the final forgiveness determination. PPP loans increased margin and loan yield by 7 basis points and 9 basis points, respectively, during the third quarter of 2021, and 11 basis points and 8 basis points, respectively, in the first nine months of 2021. PPP loans reduced margin and loan yield by 12 basis points and 23 basis points, respectively, in the third quarter of 2020 and 6 basis points and 14 basis points, respectively, in the first nine months of 2020.
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans held for investment, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net interest income collected on problem loans	$316	$282	$3,835	$884
Accretable yield recognized on purchased loans(1)	2,871	4,949	8,597	15,118
Total impact to interest income on loans	$3,187	$5,231	$12,432	$16,002

Impact to loan yield	0.13%	0.18%	0.16%	0.20%

Impact to net interest margin	0.09%	0.16%	0.12%	0.17%
(1)Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $1,649 and $2,286, for the third quarter of 2021 and 2020, respectively. The impact was $4,145 and $6,205 for the nine months ended September 30, 2021 and 2020, respectively. This additional interest income increased total loan yield by 7 basis points and 8 basis points for the third quarter of 2021 and 2020, respectively, while increasing net interest margin by 5 and 7 basis points for the same respective periods. For the nine months ended September 30, 2021 and 2020, the additional interest income increased total loan yields by 5 basis points and 8 basis points, respectively, while increasing net interest margin by 4 basis points and 7 basis points, respectively.
For the third quarter of 2021, interest income on loans held for sale (consisting of mortgage loans held for sale), on a tax equivalent basis, decreased $768 to $2,376 from $3,144 for the same period in 2020. For the nine months ended September 30, 2021, interest income on loans held for sale (consisting of mortgage loans held for sale), on a tax equivalent basis, decreased $128 to $8,980 from $9,108 for the same period in 2020.
Investment income, on a tax equivalent basis, increased $1,307 to $8,985 for the third quarter of 2021 from $7,678 for the third quarter of 2020. Investment income, on a tax equivalent basis, decreased $1,765 to $23,992 for the nine months ended September 30, 2021 from $25,757 for the same period in 2020. The tax equivalent yield on the investment portfolio for the third quarter of 2021 was 1.59%, down 82 basis points from 2.41% for the same period in 2020. The tax equivalent yield on the investment portfolio for the nine months ended September 30, 2021 was 1.76%, down 92 basis points from 2.68% for the same period in 2020. The decrease in taxable equivalent yield on securities was a result of the current interest rate environment. The growth in the Company’s investment securities portfolio during the year has helped offset the loss of investment income due to lower yield on securities.
Interest expense was $10,721 for the third quarter of 2021 as compared to $15,792 for the same period in 2020. Interest expense for the nine months ended September 30, 2021 was $34,247 as compared to $57,536 for the same period in 2020.
The following tables present, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Noninterest-bearing demand	32.64%	29.66%	—%	—%
Interest-bearing demand	45.49	43.06	0.24	0.36
Savings	7.35	6.35	0.08	0.08
Time deposits	11.00	15.20	0.78	1.42
Short term borrowings	0.09	2.49	0.29	0.95
Long-term Federal Home Loan Bank advances	1.10	1.21	0.01	0.16
Subordinated notes	1.52	1.15	4.79	5.46
Other borrowed funds	0.81	0.88	4.36	4.32
Total deposits and borrowed funds	100.00%	100.00%	0.31%	0.50%

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Noninterest-bearing demand	31.60%	27.03%	—%	—%
Interest-bearing demand	45.75	42.95	0.26	0.51
Savings	7.17	6.17	0.08	0.11
Time deposits	11.85	16.79	0.90	1.59
Short-term borrowings	0.10	3.85	0.30	1.02
Long-term Federal Home Loan Bank advances	1.14	1.27	0.03	0.80
Subordinated notes	1.56	1.03	4.97	5.54
Other long term borrowings	0.83	0.91	4.27	4.56
Total deposits and borrowed funds	100.00%	100.00%	0.34%	0.64%

Interest expense on deposits was $6,972 and $11,810 for the three months ended September 30, 2021 and 2020, respectively. The cost of total deposits was 0.21% and 0.40% for the same respective periods. Interest expense on deposits was $22,920 and $44,175 for the nine months ended September 30, 2021 and 2020, respectively, and the cost of total deposits was 0.24% and 0.53% for the same respective periods. The decrease in both deposit expense and cost is attributable to the Company’s efforts to reduce deposit rates as they reprice in the current low interest rate environment. During 2021, the Company has continued its efforts to grow non-interest bearing deposits, and such deposits represent 33.89% of total deposits at September 30, 2021 compared to 30.56% of total deposits at December 31, 2020. The growth in non-interest bearing deposits during the year to date has been primarily driven by government stimulus payments and client sentiment. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on wholesale borrowings when rates are advantageous.

Interest expense on total borrowings was $3,749 and $3,982 for the three months ended September 30, 2021 and 2020, respectively. Interest expense on total borrowings was $11,327 and $13,361 for the nine months ended September 30, 2021 and 2020, respectively. The decrease in interest expense is a result of lower average borrowings.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended September 30,		Nine Months Ended September 30,
2021	2020	2021	2020
1.25%	1.89%	1.53%	1.60%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify revenue sources. Noninterest income was $50,755 for the third quarter of 2021 as compared to $70,928 for the same period in 2020. Noninterest income was $179,402 for the nine months ended September 30, 2021 as compared to $172,668 for the same period in 2020. During the third quarter of 2021, with the exception of mortgage banking operations, all categories of noninterest income increased when compared to the prior period as market activity began to rebound with the lifting of pandemic-related restrictions across our footprint.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $9,337 and $7,486 for the third quarter of 2021 and 2020, respectively, and $26,818 and $23,388 for the nine months ended September 30, 2021 and 2020, respectively. Overdraft fees, the largest component of service charges on deposits, were $4,876 for the three months ended September 30, 2021, as compared to $4,299 for the same period in 2020. These fees were $13,830 for the nine months ended September 30, 2021 compared to $13,935 for the same period in 2020.
Fees and commissions were $3,837 during the third quarter of 2021 as compared to $3,402 for the same period in 2020, and were $11,847 for the first nine months of 2021 as compared to $9,427 for the same period in 2020. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. For the third quarter of 2021, interchange fees were $2,685 as compared to $2,323 for the same period in 2020. Interchange fees were $7,901 for the nine months ended September 30, 2021 as compared to $6,534 for the same period in 2020.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $2,829 and $2,681 for the three months ended September 30, 2021 and 2020, respectively, and was $7,488 and $6,797 for the nine months ended September 30, 2021 and 2020, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the number of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $4 and $8 for the three months ended September 30, 2021 and 2020, respectively, and $1,057 and $926 for the nine months ended September 30, 2021 and 2020, respectively.
Our Wealth Management segment has two primary divisions: Trust and Financial Services. The Trust division operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $5,371 for the third quarter of 2021 compared to $4,364 for the same period in 2020 and was $15,182 for the nine months ended September 30, 2021 compared to $12,190 for the same period in 2020. The market value of assets under management or administration was $4,687,357 and $3,890,374 at September 30, 2021 and September 30, 2020, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $966,651 in the third quarter of 2021 compared to $1,253,742 for the same period in 2020. Mortgage loan originations totaled $3,189,474 in the nine months ended September 30, 2021 compared to $3,277,576 for the same period in 2020. While mortgage loan originations remain elevated compared to pre-pandemic levels, margins have compressed as the interest rate environment has begun to rise and housing inventories are below demand. Mortgage banking income was $23,292 and $49,714 for the three months ended September 30, 2021 and 2020, respectively, and was $94,878 for the first nine months ended September 30, 2021 compared to $110,739 for the same period in 2020. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain on sales of loans, net (1)	$20,116	$45,985	$71,598	$114,327
Fees, net	3,420	5,367	12,841	13,597
Mortgage servicing loss, net	(244)	(2,466)	(3,122)	(3,491)
MSR valuation adjustment	—	828	13,561	(13,694)
Mortgage banking income, net	$23,292	$49,714	$94,878	$110,739
(1) Gain on sales of loans, net includes pipeline fair value adjustments
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and proceeds received upon the death of covered individuals. BOLI income was $1,602 for the three months ended September 30, 2021 as compared to $1,267 for the same period in 2020, and $5,318 for the first nine months of September 30, 2021 as compared to $3,759 for the same period in 2020. The increase is primarily due to the $1,222 of life insurance proceeds received during the first nine months of 2021. There were no life insurance proceeds received during the nine months ended September 30, 2020. Additionally, the Company purchased $50,000 in BOLI policies during the first nine months of 2021.
Other noninterest income was $3,723 and $2,014 for the three months ended September 30, 2021 and 2020, respectively, and was $15,750 and $6,337 for the nine months ended September 30, 2021 and 2020, respectively. Other noninterest income includes income from our SBA banking division and other miscellaneous income and can fluctuate based on production in our SBA banking division and recognition of other seasonal income items.  In the first nine months of 2021, the Company entered into a referral relationship with a third party to utilize its technology platform to originate PPP loans under the latest round of funding. The Company earned $3,734 of PPP referral fees from its partner during the nine months ended September 30, 2021.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended September 30,		Nine Months Ended September 30,
2021	2020	2021	2020
2.56%	3.10%	2.80%	3.25%
Noninterest expense was $103,999 and $116,510 for the third quarter of 2021 and 2020, respectively, and was $328,711 and $349,836 for the nine months ended September 30, 2021 and 2020, respectively.
Salaries and employee benefits decreased $6,291 to $69,115 for the third quarter of 2021 as compared to $75,406 for the same period in 2020. Salaries and employee benefits decreased $9,852 to $218,104 for the nine months ended September 30, 2021 as compared to $227,956 for the same period in 2020. The decrease in salaries and employee benefits is primarily due to a decrease in incentive expenses recognized for the nine months ended September 30, 2021 and the cost savings realized by the voluntary early retirement program offered during the fourth quarter of 2020.
Data processing costs increased to $5,277 in the third quarter of 2021 from $5,259 for the same period in 2020 and were $16,380 for the nine months ended September 30, 2021 as compared to $15,312 for the same period in 2020. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense for the third quarter of 2021 was $11,748, down from $13,296 for the same period in 2020. These expenses for the first nine months of 2021 were $35,660, down from $40,927 for the same period in 2020. The decrease in occupancy and equipment expense is primarily attributable to the restructuring and non-renewal of certain branch leases.
Expenses related to other real estate owned for the third quarter of 2021 were $168 as compared to $1,033 for the same period in 2020 and were $313 and $2,071, respectively, for the first nine months of 2021 and 2020. Expenses on other real estate owned included write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $290 and $1,647 for the first nine months of 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, other real estate owned with a cost basis of $4,007 and $6,047, respectively, was sold, resulting in a net gain of $74 and net loss of $27, respectively.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulations. Professional fees were $2,972 for the third quarter of 2021 as compared to $3,197 for the same period in 2020 and $8,566 for the nine months ended September 30, 2021 as compared to $8,355 for the same period in 2020.
Advertising and public relations expense was $2,922 for the third quarter of 2021 as compared to $2,240 for the same period in 2020, and $9,274 for the nine months ended September 30, 2021 compared to $8,560 for the same period in 2020.
Amortization of intangible assets totaled $1,481 and $1,733 for the third quarter of 2021 and 2020, respectively, and $4,618 and $5,462 for the nine months ended September 30, 2021 and 2020, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 2 years to 8 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $2,198 for the third quarter of 2021 as compared to $2,319 for the same period in 2020. Communication expenses were $6,781 for the nine months ended September 30, 2021 as compared to $6,698 for the same period in 2020.
Other noninterest expense includes the provision for unfunded commitments, business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $8,118 and $28,708 for the three and nine months ended September 30, 2021 as compared to $11,999 and $34,377 for the same periods in 2020. During the third quarter of 2021 there was a recovery of provision for unfunded commitments of $200. The provision for unfunded commitments was $2,700 and $8,700 for the three and nine months ended September 30, 2020.
Efficiency Ratio

	Efficiency Ratio
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Efficiency ratio (GAAP)	66.77%	65.16%	64.85%	70.49%
Adjusted efficiency ratio (Non-GAAP)(1)	66.06%	62.63%	65.66%	63.89%
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
Income Taxes
Income tax expense for the third quarter of 2021 and 2020 was $11,185 and $7,612, respectively. The effective tax rates for those periods were 21.84% and 21.58%, respectively. Income tax expense for the nine months ended September 30, 2021 and 2020 was $35,572 and $13,022, respectively. The effective tax rates for those periods were 22.10% and 20.28%, respectively. In the second quarter of 2021 the Company received a benefit from a one-time state tax credit investment. The investment of $3,112 was fully amortized in other noninterest expense and the credit of $3,460 reduced income taxes for the second quarter of 2021.

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
Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments

COVID-19 Update. At September 30, 2021, the Company’s credit quality metrics remained stable. The Company is continuing to monitor all asset categories given that any category or borrower could be negatively impacted by the pandemic, with enhanced monitoring of loans remaining on deferral under the Company’s loan deferral programs implemented in 2020 and described in more detail in the section entitled “Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as a focus on those industries more highly impacted by the pandemic, primarily the hospitality and senior living industries. At September 30, 2021, the Company had 41 loans (not in thousands) on deferral with an aggregate balance of approximately $3,360, or 0.04% of our loan portfolio (excluding PPP loans) by dollar value. In accordance with the applicable guidance, none of these loans are considered “restructured loans” and thus are not included in the discussion of our restructured loans below.

Management of Credit Risk. Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower default. Credit risk is monitored and managed on an ongoing basis by our credit administration department, our problem asset resolution committee and the Board of Directors Credit Review Committee. Oversight of the Company’s lending operations (including adherence to our policies and procedures governing the loan approval and monitoring process), credit quality and loss mitigation are major concerns of credit administration and these committees. The Company’s central appraisal review department reviews and approves third-party appraisals obtained by the Company on real estate collateral and monitors loan maturities to ensure updated appraisals are obtained. This department is managed by a State Certified General Real Estate Appraiser and employs three additional State Certified General Real Estate Appraisers and four real estate evaluators. In addition, we maintain a loan review staff to independently monitor loan quality and lending practices. Loan review personnel monitor and, if necessary, adjust the grades assigned to loans through periodic examination, focusing their review on commercial and real estate loans rather than consumer and small balance consumer mortgage loans, such as 1-4 family mortgage loans.
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
The Company’s practice is to charge off estimated losses as soon as such losses are identified and reasonably quantified. Net charge-offs for the first nine months of 2021 were $4,906, or 0.06% of average loans (annualized), compared to net charge-offs of $2,898, or 0.04% of average loans (annualized), for the same period in 2020. The charge-offs were fully reserved for in the Company’s allowance for credit losses on loans.

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

The following table presents the allocation of the allowance for credit losses on loans by loan category and the percentage of loans in each category to total loans as of the dates presented:

	September 30, 2021		December 31, 2020		September 30, 2020
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$34,977	14.34%	$39,031	23.20%	$38,195	23.89%
Lease financing	1,570	0.79%	1,624	0.69%	1,832	0.75%
Real estate – construction	16,169	10.89%	16,047	7.85%	13,819	6.98%
Real estate – 1-4 family mortgage	32,181	27.21%	32,165	24.68%	32,705	24.89%
Real estate – commercial mortgage	73,895	45.27%	76,127	41.66%	70,582	41.30%
Installment loans to individuals	11,246	1.50%	11,150	1.92%	10,965	2.19%
Total	$170,038	100.00%	$176,144	100.00%	$168,098	100.00%

The provision for credit losses on loans charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a negative provision (recovery) for credit losses of $1,200 during the third quarter and first nine months of 2021, as compared to a provision for credit losses on loans of $23,100 in the third quarter of 2020 and $76,350 in the first nine months of 2020. The Company’s allowance for credit loss model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. Based on the continual improvements in these forecasts over the last few quarters, the Company’s allowance model indicated that a release of $1,200 of the allowance for credit losses was appropriate during the third quarter of 2021.
The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance at beginning of period	$172,354	$145,387	$176,144	$52,162
Impact of the adoption of ASC 326	—	—	—	42,484
Charge-offs
Commercial, financial, agricultural	1,225	420	5,907	1,969
Lease financing	13	168	13	168
Real estate – construction	—	136	52	668
Real estate – 1-4 family mortgage	276	720	529	1,083
Real estate – commercial mortgage	184	553	416	2,600
Installment loans to individuals	1,281	1,579	4,286	6,003
Total charge-offs	2,979	3,576	11,203	12,491
Recoveries
Commercial, financial, agricultural	418	698	940	996
Lease financing	11	1	36	11
Real estate – construction	—	31	13	31
Real estate – 1-4 family mortgage	193	152	855	288
Real estate – commercial mortgage	190	711	504	2,451
Installment loans to individuals	1,051	1,594	3,949	5,816
Total recoveries	1,863	3,187	6,297	9,593
Net charge-offs	1,116	389	4,906	2,898
Provision for credit losses on loans	(1,200)	23,100	(1,200)	76,350
Balance at end of period	$170,038	$168,098	$170,038	$168,098
Net charge-offs (annualized) to average loans	0.04%	0.01%	0.06%	0.04%
Net charge-offs to allowance for credit losses on loans	0.66%	0.23%	2.89%	1.72%
Allowance for credit losses on loans to:
Total loans			1.70%	1.52%
Total loans excluding PPP loans(1)			1.71%	1.72%
Nonperforming loans			299.68%	367.05%
Nonaccrual loans			304.96%	385.09%
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

The table below reflects annualized net charge-offs to daily average loans outstanding, by loan category, during the periods presented:

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Net Charge-offs	Average Loans	Annualized Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Annualized Net Charge-offs to Average Loans
Commercial, financial, agricultural	$4,967	$1,968,541	0.34%	$973	$2,109,787	0.06%
Lease financing	(23)	75,620	(0.04)	157	83,844	0.25
Real estate – construction	39	986,337	0.01	637	818,779	0.10
Real estate – 1-4 family mortgage	(326)	2,711,619	(0.02)	795	2,808,646	0.04
Real estate – commercial mortgage	(88)	4,519,793	—	149	4,335,604	—
Installment loans to individuals	337	169,526	0.27	187	293,877	0.08
Total	$4,906	$10,431,436	0.06%	$2,898	$10,450,537	0.04%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Real estate – construction:
Residential	$—	$105	$39	$637
Total real estate – construction	—	105	39	637
Real estate – 1-4 family mortgage:
Primary	115	661	57	921
Home equity	(46)	(29)	(109)	(51)
Rental/investment	7	(8)	(192)	20
Land development	7	(56)	(82)	(95)
Total real estate – 1-4 family mortgage	83	568	(326)	795
Real estate – commercial mortgage:
Owner-occupied	18	(190)	(98)	1,224
Non-owner occupied	(24)	33	(14)	(1,097)
Land development	—	(1)	24	22
Total real estate – commercial mortgage	(6)	(158)	(88)	149
Total net charge-offs of loans secured by real estate	$77	$515	$(375)	$1,581

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

Three Months Ended September 30,	2021	2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,535	$17,335
(Recovery of) provision for credit losses on unfunded loan commitments (included in other noninterest expense)	(200)	2,700
Ending balance	$20,335	$20,035

Nine Months Ended September 30,	2021	2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,535	$946
Impact of the adoption of ASC 326	—	10,389
(Recovery of) provision for credit losses on unfunded loan commitments (included in other noninterest expense)	(200)	8,700
Ending balance	$20,335	$20,035
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

The following tables provide details of the Company’s non purchased and purchased nonperforming assets as of the dates presented.

	Non Purchased	Purchased	Total
September 30, 2021
Nonaccruing loans	$29,266	$26,492	$55,758
Accruing loans past due 90 days or more	908	74	982
Total nonperforming loans	30,174	26,566	56,740
Other real estate owned	2,252	2,453	4,705
Total nonperforming assets	$32,426	$29,019	$61,445
Nonperforming loans to total loans			0.57%
Nonaccruing loans to total loans			0.56%
Nonperforming assets to total assets			0.38%

December 31, 2020
Nonaccruing loans	$20,369	$31,051	$51,420
Accruing loans past due 90 days or more	3,783	267	4,050
Total nonperforming loans	24,152	31,318	55,470
Other real estate owned	2,045	3,927	5,972
Total nonperforming assets	$26,197	$35,245	$61,442
Nonperforming loans to total loans			0.51%
Nonaccruing loans to total loans			0.47%
Nonperforming assets to total assets			0.41%

The level of nonperforming loans increased $1,270 from December 31, 2020 to September 30, 2021, while OREO decreased $1,267 during the same period.
The following table presents nonperforming loans by loan category as of the dates presented:

	September 30, 2021	December 31, 2020	September 30, 2020
Commercial, financial, agricultural	$16,027	$16,668	$17,422
Lease financing	11	48	—
Real estate – construction:
Residential	—	497	—
Commercial	—	—	—
Total real estate – construction	—	497	—
Real estate – 1-4 family mortgage:
Primary	17,378	16,317	15,583
Home equity	2,041	2,273	1,949
Rental/investment	1,016	1,526	1,284
Land development	243	345	395
Total real estate – 1-4 family mortgage	20,678	20,461	19,211
Real estate – commercial mortgage:
Owner-occupied	5,732	6,364	6,805
Non-owner occupied	13,412	10,204	1,201
Land development	366	572	519
Total real estate – commercial mortgage	19,510	17,140	8,525
Installment loans to individuals	514	656	638
Total nonperforming loans	$56,740	$55,470	$45,796

Total nonperforming loans as a percentage of total loans were 0.57% as of September 30, 2021 as compared to 0.51% and 0.41% as of December 31, 2020 and September 30, 2020, respectively. The Company’s coverage ratio, or its allowance for credit losses on loans as a percentage of nonperforming loans, was 299.68% as of September 30, 2021 as compared to 317.55% as of December 31, 2020 and 367.05% as of September 30, 2020.

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at September 30, 2021. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due but still accruing interest were $14,806 at September 30, 2021 as compared to $26,286 at December 31, 2020 and $16,644 at September 30, 2020.

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

As shown below, restructured loans totaled $20,183 at September 30, 2021 as compared to $20,448 at December 31, 2020 and $20,322 at September 30, 2020. At September 30, 2021, loans restructured through interest rate concessions represented 34% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	September 30, 2021	December 31, 2020	September 30, 2020
Commercial, financial, agricultural	$1,062	$2,326	$2,417
Real estate – 1-4 family mortgage:
Primary	11,415	9,460	8,359
Home equity	299	332	333
Rental/investment	354	432	724
Total real estate – 1-4 family mortgage	12,068	10,224	9,416
Real estate – commercial mortgage:
Owner-occupied	5,546	6,838	6,854
Non-owner occupied	1,357	797	1,355
Land development	76	183	186
Total real estate – commercial mortgage	6,979	7,818	8,395
Installment loans to individuals	74	80	94
Total restructured loans in compliance with modified terms	$20,183	$20,448	$20,322

Changes in the Company’s restructured loans are set forth in the table below:

	2021	2020
Balance at January 1,	$20,448	$11,954
Additional advances or loans with concessions	10,852	12,946
Reclassified as performing restructured loan	150	428
Reductions due to:
Reclassified as nonperforming	(2,855)	(2,999)
Paid in full	(7,341)	(1,360)
Charge-offs	(205)	(3)
Paydowns	(866)	(644)
Balance at September 30,	$20,183	$20,322

The following table shows the principal amounts of nonperforming and restructured loans as of the dates presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	September 30, 2021	December 31, 2020	September 30, 2020
Nonaccruing loans	$55,758	$51,420	$43,652
Accruing loans past due 90 days or more	982	4,050	2,144
Total nonperforming loans	56,740	55,470	45,796
Restructured loans in compliance with modified terms	20,183	20,448	20,322
Total nonperforming and restructured loans	$76,923	$75,918	$66,118
The following table provides details of the Company’s other real estate owned as of the dates presented:

	September 30, 2021	December 31, 2020	September 30, 2020
Residential real estate	$503	$179	$1,870
Commercial real estate	2,671	2,665	2,403
Residential land development	315	1,013	1,669
Commercial land development	1,216	2,115	2,211
Total other real estate owned	$4,705	$5,972	$8,153

Changes in the Company’s other real estate owned were as follows:

	2021	2020
Balance at January 1,	$5,972	$8,010
Transfers of loans	3,171	7,887
Impairments	(290)	(1,647)
Dispositions	(4,007)	(6,047)
Other	(141)	(50)
Balance at September 30,	$4,705	$8,153
Other real estate owned with a cost basis of $4,007 was sold during the nine months ended September 30, 2021, resulting in a net gain of $74, while other real estate owned with a cost basis of $6,047 was sold during the nine months ended September 30, 2020, resulting in a net loss of $27.

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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing October 1, 2021, in each case as compared to the result under rates present in the market on September 30, 2021. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not account for changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+200	11.83%	16.87%	22.94%
+100	7.20%	8.57%	12.20%

The rate shock results for the net interest income simulations for the next twenty-four months produce an asset sensitive position at September 30, 2021 and are all within the parameters set by the Board of Directors. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2021, the Company had notional amounts of $190,200 on interest rate contracts with corporate customers and $190,200 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.

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

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months, the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 18.85% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types, short-term borrowings and derivative instruments. At September 30, 2021, securities with a carrying value of $557,463 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $614,610 similarly pledged at December 31, 2020.

Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were no short-term borrowings from the FHLB at September 30, 2021 or December 31, 2020. Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2021, the balance of our outstanding long-term advances with the FHLB was $150,425 compared to $152,167 at December 31, 2020. The total amount of the remaining credit available to us from the FHLB at September 30, 2021 was $3,977,848. We also maintain lines of credit with other commercial banks totaling $180,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at September 30, 2021 or December 31, 2020.

In 2016 and 2020, we accessed the capital markets to generate liquidity in the form of subordinated notes. In addition, we assumed subordinated notes in connection with our acquisition of Metropolitan BancGroup, Inc. in 2017. The carrying value of the subordinated notes, net of unamortized debt issuance costs, was $207,210 at September 30, 2021.

The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Noninterest-bearing demand	31.60%	27.03%	—%	—%
Interest-bearing demand	45.75	42.95	0.26	0.51
Savings	7.17	6.17	0.08	0.11
Time deposits	11.85	16.79	0.90	1.59
Short-term borrowings	0.10	3.85	0.30	1.02
Long-term Federal Home Loan Bank advances	1.14	1.27	0.03	0.80
Subordinated notes	1.56	1.03	4.97	5.54
Other borrowed funds	0.83	0.91	4.27	4.56
Total deposits and borrowed funds	100.00%	100.00%	0.34%	0.64%

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

Cash and cash equivalents were $1,476,141 at September 30, 2021, as compared to $414,105 at September 30, 2020. Cash used in investing activities for the nine months ended September 30, 2021 was $372,260, as compared to cash used in investing activities of $1,355,398 for the nine months ended September 30, 2020. Proceeds from the sale, maturity or call of securities within our investment portfolio were $505,926 for the nine months ended September 30, 2021, as compared to $323,136 for the same period in 2020. These proceeds were primarily reinvested into the investment portfolio. Purchases of investment securities were $1,743,105 for the first nine months of 2021, as compared to $304,955 for the same period in 2020.

Cash provided by financing activities for the nine months ended September 30, 2021 was $1,125,027, as compared to $1,310,528 for the same period in 2020. Deposits increased $1,195,748 and $1,721,118 for the nine months ended September 30, 2021 and 2020, respectively.

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
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2021, the maximum amount available for transfer from the Bank to the Company in the form of loans was $157,470. The Company maintains a $3,000 line of credit collateralized by cash with the Bank. There were no amounts outstanding under this line of credit at September 30, 2021.
These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the nine months ended September 30, 2021, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	September 30, 2021	December 31, 2020
Loan commitments	$3,058,740	$2,749,988
Standby letters of credit	95,201	90,597

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

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $2,203,944 at September 30, 2021 compared to $2,132,733 at December 31, 2020. Book value per share was $39.53 and $37.95 at September 30, 2021 and December 31, 2020, respectively. The growth in shareholders’ equity was attributable to earnings retention offset by changes in accumulated other comprehensive income and dividends declared.

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

The Company repurchased $21,315 of its common stock at a weighted average price of $34.82 per share during the first nine months of 2021.

On October 26, 2021, the Company’s Board of Directors approved a new stock repurchase program (the previous program having just expired), authorizing the Company to repurchase up to $50,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The new repurchase program will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased.

The Company has junior subordinated debentures with a carrying value of $111,228 at September 30, 2021, of which $107,637 is included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the debentures we include in Tier 1 capital at September 30, 2021. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition we exceed $15,000,000 in assets, or if we make any acquisition after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.

The Company has subordinated notes with a carrying value of $207,210 at September 30, 2021, of which $197,360 is included in the Company’s Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,287,684	11.02%	$759,458	6.50%	$817,878	7.00%
Tier 1 risk-based capital ratio	1,395,321	11.94%	934,717	8.00%	993,137	8.50%
Total risk-based capital ratio	1,712,500	14.66%	1,168,397	10.00%	1,226,816	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,395,321	9.18%	759,755	5.00%	607,804	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,454,879	12.45%	$759,370	6.50%	$817,783	7.00%
Tier 1 risk-based capital ratio	1,454,879	12.45%	934,609	8.00%	993,022	8.50%
Total risk-based capital ratio	1,574,697	13.48%	1,168,261	10.00%	1,226,674	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,454,879	9.58%	758,964	5.00%	607,171	4.00%

December 31, 2020
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,199,394	10.93%	$713,086	6.50%	$767,939	7.00%
Tier 1 risk-based capital ratio	1,306,597	11.91%	877,644	8.00%	932,497	8.50%
Total risk-based capital ratio	1,653,694	15.07%	1,097,055	10.00%	1,151,908	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,306,597	9.37%	697,579	5.00%	558,063	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,369,994	12.49%	$712,709	6.50%	$767,533	7.00%
Tier 1 risk-based capital ratio	1,369,994	12.49%	877,181	8.00%	932,004	8.50%
Total risk-based capital ratio	1,504,985	13.73%	1,096,476	10.00%	1,151,299	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,369,994	9.83%	696,738	5.00%	557,391	4.00%

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

Adjusted Efficiency Ratio
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest income (fully tax equivalent basis)	$115,723	$123,677	$361,718	$381,195
Interest expense	10,721	15,792	34,247	57,536
Net interest income (fully tax equivalent basis)	105,002	107,885	327,471	323,659

Total noninterest income	50,755	70,928	179,402	172,668
Net gains on sales of securities	764	—	2,121	31
MSR valuation adjustment	—	828	13,561	(13,694)
Adjusted noninterest income	49,991	70,100	163,720	186,331

Total noninterest expense	103,999	116,510	328,711	349,836
Intangible amortization	1,481	1,733	4,618	5,462
Debt prepayment penalty	—	28	—	118
Restructuring charges	—	—	307	—
COVID-19 related expenses	323	570	1,478	9,730
Provision for unfunded commitments	(200)	2,700	(200)	8,700
Adjusted noninterest expense	102,395	111,479	322,508	325,826

Efficiency Ratio (GAAP)	66.77%	65.16%	64.85%	70.49%
Adjusted Efficiency Ratio (non-GAAP)	66.06%	62.63%	65.66%	63.89%

Allowance for Credit Losses on Loans to Total Loans, excluding PPP Loans
	September 30, 2021	December 31, 2020
Total loans (GAAP)	$10,016,824	$10,933,647
Less PPP loans	67,462	1,128,703
Adjusted total loans (non-GAAP)	$9,949,362	$9,804,944

Allowance for Credit Losses on Loans	$170,038	$176,144
ACL/Total loans (GAAP)	1.70%	1.61%
ACL/Total loans excluding PPP loans (non-GAAP)	1.71%	1.80%

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

During the three month period ended September 30, 2021, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)
July 1, 2021 to July 31, 2021	342	$38.70	—	$50,000
August 1, 2021 to August 31, 2021	334,503	35.69	331,510	38,177
September 1, 2021 to September 30, 2021	282,257	33.80	280,597	28,704
Total	617,102	$34.83	612,107
(1)The Company announced a $50.0 million stock repurchase program on October 20, 2020 which expired as of October 20, 2021. Under the plan, 612,107 shares were repurchased in the third quarter of 2021.
Share amounts in this column also include shares of Renasant Corporation stock withheld to satisfy federal and state tax liabilities related to the vesting of time-based restricted stock awards during the period. A total of 342, 2,993, and 1,660 shares were withheld for such purpose in July, August and September, respectively.
(2)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (1)

(3)(ii)	Amended and Restated Bylaws of Renasant Corporation (2)

(3)(iii)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (3)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (Unaudited).

(104)	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101).

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

RENASANT CORPORATION
(Registrant)

Date:	November 5, 2021	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2021	/s/ James C. Mabry IV
James C. Mabry IV
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)