Form 10-K
period 2021-12-31
RENASANT CORP
filed 2022-02-25
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2021, the aggregate market value of the registrant’s common stock, $5.00 par value per share, held by non-affiliates of the registrant, computed by reference to the last sale price as reported on The NASDAQ Global Select Market for such date, was $2,196,590,080.
As of February 18, 2022, 55,815,152 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders of Renasant Corporation are incorporated by reference into Part III of this Form 10-K.

Renasant Corporation and Subsidiaries
Form 10-K
For the Year Ended December 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K may contain or incorporate by reference statements regarding Renasant Corporation (referred to herein as the “Company”, “we”, “our”, or “us”) that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “projects,” “anticipates,” “intends,” “estimates,” “plans,” “potential,” “focus,” “possible,” “may increase,” “may fluctuate,” “will likely result,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could,” are generally forward-looking in nature and not historical facts. Forward-looking statements include information about the Company’s future financial performance, business strategy, projected plans and objectives and are based on the current beliefs and expectations of management. The Company’s management believes these forward-looking statements are reasonable, but they are all inherently subject to significant business, economic and competitive risks and uncertainties, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ from those indicated or implied in the forward-looking statements, and such differences may be material.

Important factors currently known to management that could cause our actual results to differ materially from those in forward-looking statements include the following:
•the continued impact of the COVID-19 pandemic (and variants thereof) and related governmental response measures on the U.S. economy and the economies of the markets in which the Company operates;
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
•changes in laws and regulations as well as changes in accounting standards;
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
The Company believes that the assumptions underlying its forward-looking statements are reasonable, but any of the assumptions could prove to be inaccurate. Investors are urged to carefully consider the risks described elsewhere in this report and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”) from time to time, including its Quarterly Reports on Form 10-Q, which are available at www.renasant.com and the SEC’s website at www.sec.gov.

The Company undertakes no obligation, and specifically disclaims any obligation, to update or revise forward-looking statements, whether as a result of new information or to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by federal securities laws.

The information set forth in this Annual Report on Form 10-K is as of February 18, 2022 unless otherwise indicated herein.

PART I
ITEM 1. BUSINESS
General
Renasant Corporation, a Mississippi corporation incorporated in 1982, owns and operates Renasant Bank, a Mississippi banking corporation with operations in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. Renasant Bank, in turn, owns and operates Renasant Insurance, Inc., a Mississippi corporation with operations in Mississippi, and Park Place Capital Corporation, a Tennessee corporation with operations across our footprint. Renasant Bank is sometimes referred to herein as the “Bank,” while Renasant Insurance, Inc. is referred to herein as “Renasant Insurance” and Park Place Capital Corporation is referred to as “Park Place Capital.”
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
Our vision is further validated through our core values. Our core values include: (1) employees are our greatest assets, (2) quality is not negotiable and (3) clients’ trust is foremost. Centered on these values was the development of our strategic plan, which focuses on attracting high quality, organic loan growth and increasing our noninterest income, improving our operating efficiency and enhancing our technological capabilities, remaining opportunistic, and achieving financial performance targets. We believe that the successful implementation of our strategic plan will promote the satisfaction and development of our employees, clients and shareholders.
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
As of December 31, 2021, we had 189 banking, lending and mortgage offices located throughout our markets in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. Customers may also conduct many banking transactions, such as opening deposit accounts and applying for certain types of loans, through our Online and Mobile Banking Products.
Lending Activities.  Income generated by our lending activities (including our Mortgage division), in the form of interest income, loan-related fees, and income from the sale and servicing of mortgage loans, comprises a substantial portion of our revenue, accounting for approximately 78.66%, 84.01% and 79.32% of our total gross revenues in 2021, 2020 and 2019, respectively. Total gross revenues consist of interest income on a fully taxable equivalent basis and noninterest income. Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio by both type and geography and conducting ongoing review and management of the loan portfolio. Loans are originated through either our commercial lending groups or personal bankers depending on the relationship and type of service or product desired. Our commercial lending group provides banking services to corporations or other business customers and originates loans for general corporate purposes, such as financing for commercial and industrial projects or income producing commercial real estate. Also included in our commercial lending group are experienced lenders within our specialty lines of business, which consist of our asset-based lending, Small Business Administration lending, healthcare, factoring, and equipment lease financing banking groups. Our personal banking group provides small consumer installment loans, residential real estate loans, lines of credit and construction financing and originates conventional first and second mortgages.
The following is a description of each of the principal types of loans in our loan portfolio, the relative credit risk of each type of loan and the steps we take to reduce such risk. Our loans are primarily generated within the market areas where our offices are located.
— Commercial, Financial and Agricultural Loans. Commercial, financial and agricultural loans (referred to as “C&I loans”), which accounted for approximately 14.20% of our total loans at December 31, 2021, are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. The terms and loan structure are dependent on the collateral and strength of the borrower. Loan-to-value ratios range from 50% to 85%, depending on the type of collateral. Terms are typically short term in nature and are commensurate with the secondary source of repayment that serves as our collateral.
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
— Real Estate – 1-4 Family Mortgage. We are active in the real estate – 1-4 family mortgage area (referred to as “residential real estate loans”), with approximately 27.19% of our total loans at December 31, 2021, being residential real estate loans. In addition, in 2021, we originated for sale on the secondary market approximately $4.06 billion in residential real estate loans through our Mortgage division. We offer both first and second mortgages on residential real estate. Loans secured by residential real estate in which the property is the principal residence of the borrower are referred to as “primary” 1-4 family mortgages. Loans secured by residential real estate in which the property is rented to tenants or is not otherwise the principal residence of the borrower are referred to as “rental/investment” 1-4 family mortgages. We also offer loans for the preparation of residential real property prior to construction (referred to as “residential land development loans”). In addition, we offer home equity loans or lines of credit and term loans secured by first and second mortgages on the residences of borrowers who elect to use the accumulated equity in their homes for purchases, refinances, home improvements, education and other personal expenditures.

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
— Real Estate – Commercial Mortgage. Our real estate – commercial mortgage loans (“commercial real estate loans”) represented approximately 45.39% of our total loans at December 31, 2021. Included in this portfolio are loans in which the owner develops a property with the intention of locating its business there. These loans are referred to as “owner-occupied” commercial real estate loans. Payments on these loans are dependent on the successful development and management of the business as well as the borrower’s ability to generate sufficient operating revenue to repay the loan. The Bank mitigates the risk that our estimate of value will prove to be inaccurate by having sufficient sources of secondary repayment as well as guarantor support. In some instances, in addition to our mortgage on the underlying real estate of the business, our commercial real estate loans are secured by other non-real estate collateral, such as equipment or other assets used in the business.
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
— Real Estate – Construction. Our real estate – construction loans (“construction loans”) represented approximately 11.03% of our total loans at December 31, 2021. Our construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from 6 to 12 months for residential property and from 24 to 36 months for non-residential and multi-family properties. Similar to non-owner occupied commercial real estate loans, the source of repayment of a construction loan comes from the sale or lease of newly-constructed property, although often construction loans are repaid with the proceeds of a commercial real estate loan that we make to the owner or lessor of the newly-constructed property.
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
— Installment Loans to Individuals. Installment loans to individuals (or “consumer loans”), which represented approximately 1.43% of our total loans at December 31, 2021, are granted to individuals for the purchase of personal goods. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before granting a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the collateral securing the loan and hold title until the loan is repaid in full.
— Equipment Financing and Leasing. Equipment financing loans (or “lease financing loans”), which represented approximately 0.76% of our total loans at December 31, 2021, are granted to provide capital to businesses for commercial equipment needs. These loans are generally granted for periods ranging between two and five years at fixed rates of interest. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category.  We obtain a lien against the collateral securing the loan and hold title (if applicable) until the loan is repaid in full. Transportation, manufacturing, healthcare, material handling, printing and construction are the industries that typically obtain lease financing. In addition, we offer a product tailored to qualified not-for-profit customers that provides real estate financing at tax-exempt rates.
Addressing Aggregate Lending Risks. In addition to the steps described above to mitigate the risks posed by any individual loan relationship, management has implemented a structure that proactively monitors the risk to the Company presented by the Bank’s loan portfolio as a whole. First, we purposefully manage the loan portfolio to avoid excessive concentrations in any particular loan category. Our goal is to structure the loan portfolio so that it is well balanced among C&I loans and owner-occupied commercial real estate loans, non-owner occupied commercial real estate loans and residential real estate loans and consumer loans while taking into account current market risks and lending opportunities. Construction and land development loans are allocated between the commercial real estate and residential real estate categories based on the property securing the loan. With respect to construction and land development loans in particular, management monitors whether the allocation of these loans across geography and asset type heightens the general risk associated with these types of loans. We also monitor concentrations in our construction and land development loans based on regulatory guidelines promulgated by banking regulators, which involves evaluating the aggregate value of these loans as a percentage of our risk-based capital (this is referred to as the “100/300 Test” and is discussed in more detail under the “Supervision and Regulation” heading below) as well as monitoring loans considered to be high volatility commercial real estate. A further discussion of the risk reduction policies and procedures applicable to our lending activities can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management – Credit Risk and Allowance for Credit Losses.”
Investment Activities. We acquire investment securities to provide a source for meeting our liquidity needs as well as to supply securities to be used in collateralizing certain deposits and other types of borrowings. During 2021, we also deployed a portion of our excess liquidity into the securities portfolio. We primarily acquire mortgage backed securities and collateralized mortgage obligations issued by government-sponsored entities such as FNMA, FHLMC and GNMA (colloquially known as “Fannie Mae,” “Freddie Mac” and “Ginnie Mae,” respectively) as well as municipal securities. Generally, cash flows from maturities and calls of our investment securities that are not used to fund loan growth or repay debt are reinvested in investment securities. We also hold investments in corporate debt and pooled trust preferred securities. At December 31, 2021, the Company’s investment securities included both available for sale and held to maturity classifications.
Investment income generated by our investment activities, both taxable and tax-exempt, accounted for approximately 5.13%, 4.46% and 5.41% of our total gross revenues in 2021, 2020 and 2019, respectively.
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
For our commercial clients, we offer competitive checking and savings services as well as a suite of treasury management products which include remote deposit capture, account reconciliation, electronic statements, fraud protection via positive pay,

ACH origination and wire transfer, lockbox services, overnight investment sweep options, enhanced business Internet banking and mobile banking.
Fees generated through the deposit services we offer accounted for approximately 7.15%, 5.88% and 7.78% of our total gross revenues in 2021, 2020 and 2019, respectively. The deposits held by the Bank have been primarily generated within the market areas where our branches are located.
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

The Financial Services division, which operates through Park Place Capital (although the Bank’s trust department maintains some legacy financial service operations), offers specialized products and services to our customers. These products and services include fixed and variable annuities, mutual funds and stocks, some of which are offered through a third party provider. Park Place Capital also provides administrative and compliance services for certain mutual funds.

For 2021, the Wealth Management segment generated total revenue of $23.8 million, or 3.39% of the Company’s total gross revenues. Wealth Management operations are headquartered in Tupelo, Mississippi, and Birmingham, Alabama, but our products and services are available to customers in all of our markets through our community banks.

Operations of Insurance
Renasant Insurance is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. For 2021, Renasant Insurance generated total revenue of $11.8 million, or 1.69% of the Company’s total gross revenues, and operated eight offices throughout north and north central Mississippi.
Competition
Community Banks
Vigorous competition exists in all major product and geographic areas in which we conduct banking business. We compete through the Bank for available loans and deposits and the provision of other financial services (such as treasury management) with state, regional and national banks as well as savings and loan associations, credit unions, finance companies, mortgage companies, insurance companies, brokerage firms and investment companies in all of our service areas. All of these numerous institutions compete in the delivery of products and services through availability, quality and pricing, and many of our competitors are larger and have substantially greater resources than we do, including higher total assets and capitalization, larger technology and marketing budgets and a broader offering of financial services.
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

Supervision and Regulation
General
The U.S. banking industry is highly regulated under federal and state law. We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a result, we are subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a commercial bank chartered under the laws of the State of Mississippi; it is not a member of the Federal Reserve System. As a Mississippi non-member bank, the Bank is subject to supervision, regulation and examination by the Mississippi Department of Banking and Consumer Finance (the “DBCF”), as the chartering entity of the Bank, and by the FDIC, as the insurer of the Bank’s deposits. As an institution with more than $10 billion in assets, we are subject to examination by the Consumer Financial Protection Bureau (the “CFPB”) for compliance with federal consumer protection laws. As a result of this extensive system of supervision and regulation, the growth and earnings performance of the Company and the Bank are affected not only by management decisions and general and local economic conditions, but also by the statutes, rules, regulations and policies administered by the Federal Reserve, the FDIC, the DBCF, the CFPB and other federal and state regulatory authorities with jurisdiction over our operations.

The bank regulatory scheme has two primary goals: to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This scheme, including the laws and regulations administered by the CFPB, also seeks to ensure broad, non-discriminatory access to financial services on fair and reasonable terms. This comprehensive system of supervision and regulation is intended primarily for the protection of the FDIC’s deposit insurance fund, bank depositors, consumers and the public in general, rather than our shareholders or creditors. To this end, federal and state banking laws and regulations govern, among other things, the types of activities in which we and the Bank may engage, the terms and conditions of our products and services and the manner in which we offer our products and services, permissible investments, the level of reserves that the Bank must maintain against deposits, minimum equity capital levels, the nature and amount of collateral required for loans, maximum interest rates that can be charged, the manner and amount of the dividends that may be paid, and corporate activities regarding mergers, acquisitions and the establishment of branch offices.
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
A dominant theme of the GLB Act is functional regulation of financial services, with the primary regulator of the Company or its subsidiaries being the agency that traditionally regulates the activity in which the Company or its subsidiaries wish to engage. For example, the SEC regulates bank holding company securities transactions, and the various banking regulators oversee our banking activities.
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
The Federal Reserve provided guidance on the criteria it uses to evaluate a bank holding company’s request to pay dividends in an aggregate amount that will exceed the company’s earnings for the period in which the dividends will be paid. For purposes of this analysis, “dividend” includes not only dividends on preferred and common equity but also dividends on debt underlying trust preferred securities and other Tier 1 capital instruments. The criteria evaluates whether the holding company (1) has net income over the past four quarters sufficient to fully fund the proposed dividend (taking into account prior dividends paid during this period), (2) is considering stock repurchases or redemptions in the quarter, (3) does not have a concentration in commercial real estate and (4) is in good supervisory condition, based on its overall condition and its asset quality risk. A holding company not meeting these criteria will require more in-depth consultations with the Federal Reserve.
In addition, a bank holding company is required to serve as a source of financial strength to its subsidiary bank(s). This means that we are expected to use available resources to provide adequate financial resources to the Bank, including during periods of financial stress or adversity, and to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting the Bank where necessary. In addition, any capital loans that we make to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Acquisitions by Bank Holding Companies. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it acquires all or substantially all of the assets of any bank, merges or consolidates with another bank holding company or acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served and the record of the bank holding company and its subsidiary bank(s) in combating money laundering activities. Finally, in order to acquire a bank located outside its home state, a bank holding company and its subsidiary institutions must be “well capitalized” and “well managed.” In addition, as detailed under the heading “Scope of Permissible Activities” above, we cannot acquire direct or indirect control of more than 5% of the voting shares of a company engaged in non-banking activities.
Control Acquisitions. Federal and state laws, including the BHC Act and the Change in Bank Control Act, also impose prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. “Control” of a depository institution is a facts and circumstances analysis, but generally an investor is deemed to control a depository institution or other company if the investor owns or controls 25% or more of any class of voting securities. For ownership or control at less than the 25% level, there are multiple factors that contribute to whether “control” will be presumed to exist, which depend on the ownership level of the depository institution or bank holding company’s voting securities. These presumptions are rebuttable.
Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other nonbanking services offered by a bank holding company or its affiliates.
Status as a Public Company. As a publicly-traded company, we are also subject to laws, rules and regulations, as well as the standards of self-regulatory organizations, relating to corporate governance, financial reporting and public disclosure, and auditor independence, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), SEC rules and regulations and Nasdaq listing rules. We incur significant expense in, and devote substantial management time and attention to, complying with these laws, regulations and standards, which are subject to varying interpretations, amendment or outright repeal. We are committed to maintaining high standards of corporate governance, financial reporting and public disclosure, and management continually monitors changes in laws, rules and regulations, as well as best practices, in this area to ensure that we fulfill this commitment.
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
Insurance of Deposits. The deposits of the Bank are insured through the Deposit Insurance Fund (the “DIF”) up to $250,000 for most accounts. The FDIC administers the DIF, and the FDIC must by law maintain the DIF at an amount equal to a specified percentage of the estimated annual insured deposits or assessment base. The minimum designated reserve ratio of the DIF is 1.35% of total insured deposits, but the FDIC is authorized to designate a reserve ratio above the statutory minimum. The FDIC must offset the effect of this increase for banks with assets less than $10 billion, meaning that banks above such asset threshold, such as the Bank, will bear the cost of the increase.
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
For a detailed discussion of the Company’s capital ratios, see Note 21, “Regulatory Matters,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
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
100/300 Test. In response to rapid growth in commercial real estate (“CRE”) loan concentrations and observed weaknesses in risk management practices at some financial institutions, the FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency published Joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (which we refer to as the “CRE guidance”). The CRE guidance is intended to promote sound risk management practices and appropriate levels of capital to enable institutions to engage in CRE lending in a safe and sound manner. Federal banking regulators use certain criteria to identify financial institutions that are potentially exposed to significant CRE concentration risk. Among other things, an institution will be deemed to potentially have significant CRE concentration risk exposure if, based on its call report, either (1) total loans classified as acquisition, development and construction (“ADC”) loans represent 100% or more of the institution’s total capital or (2) total CRE loans, which consists of ADC and non-owner occupied CRE loans as defined in the CRE guidance, represent 300% or more the institution’s total capital, where the balance of the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months. The foregoing criteria are commonly referred to as the 100/300 Test. As of December 31, 2021, our ADC loans represented 82% of our total bank level capital, and our total CRE loans represented 251% of our bank level capital.
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
Human Capital Resources
The Company’s employees are the key to its success and represent our greatest asset. The Company’s strategic approach to human capital includes (1) attracting, developing and retaining a diverse and talented workforce, (2) providing opportunities for learning and advancement within the Company, (3) offering a competitive suite of compensation and benefits, (4) investing in the financial health of our employees, and (5) obtaining employee feedback. As of December 31, 2021, we employed 2,409 people throughout all of our segments on a full-time equivalent basis. Of this total, the Bank accounted for 2,342 employees (inclusive of employees in our Community Banks and Wealth Management segments), and Renasant Insurance employed 67 individuals. The Company has no additional employees. At December 31, 2021, 14 employees of the Bank served as officers of the Company in addition to their positions with the Bank.

Throughout 2021, the Company continued personnel policies and procedures implemented in 2020 to minimize our employees’ exposure to COVID-19 without impairing our team’s ability to deliver our products to our customers. We remain committed to responding as circumstances change. The Company surveyed its employees at the end of 2021 to gauge how employees adjusted to changes during the pandemic, as well as learning about employees’ overall satisfaction with their job and their experience working for the Company. The participation rate was over 65% and generally affirmed that our employees were satisfied with overall working conditions at the Company.

The Company’s Social Responsibility Diversity and Inclusion Committee (referred to as the “SRDI Committee”), consisting of four permanent members and four rotating members, and one ex-officio member, continued its momentum during 2021. During 2021, the SRDI Committee implemented and communicated key initiatives of the Company’s long-range equality, diversity and inclusion (“EDI”) strategic plan, which plan has five key areas of focus: (1) education and communication, (2) diversity in the workforce, (3) inclusion in the workplace, (4) vendor/supplier diversity and (5) a commitment to ongoing evaluation of each of the previous components. In 2021, the Company launched an EDI education series and developed an internal resource page to reinforce education and to provide a platform for employees to learn about one another. The Company is committed to advancing its EDI strategic plan through ongoing internal and external initiatives.

The Company, through its Organizational Development department, provides a wide array of training and employee engagement, including but not limited to new employee orientation and recognition programs, mentoring, and classroom and online education. The Company also supports its employees through external continuing education relevant to the operations of the Company. In addition to professional development, the Company provides bank-paid and voluntary benefits to eligible employees. Several of the benefits include wellness benefits to encourage healthier lifestyles and promote self-care.

Available Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, as amended. Our SEC filings are available to the public at the SEC’s website at www.sec.gov. Our Internet address is www.renasant.com, and the Bank’s Internet address is www.renasantbank.com. We make available on the Company’s website, at the “SEC Filings” link, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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
As of December 31, 2021, approximately 70.62% of our loan portfolio consisted of C&I, construction and commercial real estate loans. These types of loans are generally viewed as having more risk to our financial condition than other types of loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of C&I, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
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
Bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, we will incur additional provision expense to increase the allowance for credit losses. Any increase in our provision for credit losses will result in a decrease in net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations. A discussion of the policies and procedures related to management’s process for determining the appropriate level of the allowance for credit losses is set forth under the headings “Critical Accounting Policies” and “Risk Management – Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.
We are subject to interest rate risk.
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In response to the COVID-19 pandemic, the Federal Reserve decreased the federal funds target rate in March 2020, and it now appears poised to raise the target rate to combat inflationary conditions. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and obtain deposits, which could reduce the amount of fee income generated, and (2) the fair value of our financial assets and liabilities.
Our financial results are constantly exposed to market risk.
Market risk refers to the probability of variations in net interest income or the fair value of our assets and liabilities due to changes in interest rates, among other things. The primary source of market risk to us is the impact of changes in interest rates on net interest income. We are subject to market risk because of the following factors:

—	Assets and liabilities may mature or reprice at different times. For example, if assets reprice more slowly than liabilities and interest rates are generally rising, earnings may initially decline.
—	Assets and liabilities may reprice at the same time but by different amounts. For example, when interest rates are generally rising, we may increase rates charged on loans by an amount that is less than the general increase in market interest rates because of intense pricing competition, while similarly intense pricing competition for deposits dictates that we raise our deposit rates in line with the general increase in market rates. Also, risk occurs when assets and liabilities have similar repricing frequencies but are tied to different market interest rate indices that may not move in tandem.
—	Short-term and long-term market interest rates may change by different amounts, i.e., the shape of the yield curve may affect new loan yields and funding costs differently.
—	The remaining maturity of various assets and liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, mortgage backed securities held in our securities portfolio may prepay significantly earlier than anticipated, which could reduce portfolio income. If prepayment rates on our loans increase, we would be required to amortize net premiums into income over a shorter period of time, thereby reducing the corresponding asset yield and net interest income.
—	Interest rates may have an indirect impact on loan demand, credit losses, loan origination volume, the value of financial assets and financial liabilities, gains and losses on sales of securities and loans, the value of mortgage servicing rights and other sources of earnings.
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
The discontinuation of the London Interbank Offered Rate (“LIBOR”) as a financial benchmark may adversely affect our business and financial results.
The discontinuation of LIBOR as a financial benchmark presents risks to the financial instruments originated or held by the Company. Prior to January 1, 2022, LIBOR was the reference rate used for many of our transactions, including a substantial portion of our variable rate loans as well as our borrowings and securities; in addition, the derivatives that we used to manage risk related to the foregoing transactions were tied to LIBOR prior to January 1, 2022. Although some LIBOR tenors were discontinued at the end of 2021, the LIBOR tenors impacting the Company's financial instruments will continue to be quoted until June 30, 2023.
When one-month LIBOR, which is the LIBOR tenor that the Company most frequently uses, is fully discontinued after June 30, 2023, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments. We have made significant efforts to amend these governing instruments and transition to a new reference rate. Nevertheless, any such uncertainty may increase operational and other risks to the Company and the industry.
While there is no consensus yet on what rate or rates may become accepted alternatives to LIBOR, a steering committee comprised of large U.S. financial institutions, the Alternative Reference Rate Committee (“ARRC”) selected the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR has been published by the Federal Reserve Bank of New York (“FRBNY”) since May 2018, and it is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently considering industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.
The Company’s 4.50% fixed-to-floating rate subordinated notes due 2035 and its 3.00% fixed-to-floating rate subordinated notes due 2031 are linked to SOFR, and the Company has adopted daily simple SOFR in lieu of LIBOR as the primary reference rate for its lending transactions with other reference rates used on a case-by-case basis. There can be no assurances, however, that, regardless of the Company’s decision, SOFR will be widely adopted as the replacement reference rate for LIBOR. Accordingly, the Company may need to select a different reference rate, or multiple rates in order to maintain its competitive position. In addition, because SOFR is published by the FRBNY based on data received from other sources, we have no control over its determination, calculation or publication. Finally, there can be no assurance that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the parties that utilize SOFR as the reference rate for transactions.
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

Finally, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates, which could adversely affect our financial condition and results of operations.
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
Our industry could become even more competitive as a result of legislative, regulatory and technological changes. We also expect continued consolidation in the banking industry as a result of, among other things, elevated regulatory compliance and other legal costs and the benefits of scale when making investments in new technology. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, legislative and regulatory changes on both the federal and state level may materially affect competitive conditions in our industry. Finally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as loans and automatic transfer and payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures.
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
We are also subject to various privacy, data protection and information security laws. Under the GLB Act, we are subject to limitations on our ability to share our customers’ nonpublic personal information with unaffiliated parties, and we are required to provide certain disclosures to our customers about our data collection and security practices. Customers have the right to opt out of our disclosure of their personal financial information to unaffiliated parties. We are also subject to state laws regulating the privacy of individual's private information, many of which are more restrictive, and have more severe sanctions for noncompliance, than the GLB Act. Finally, the GLB Act requires us to develop, implement and maintain a written comprehensive information security program containing appropriate safeguards for our customers’ nonpublic personal information. Our failure to comply with privacy, data protection and information security laws and regulations could result in regulatory or governmental investigations and/or fines, sanctions and other expenses which could have a material adverse effect on our financial condition and results of operations.
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
Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on our business, financial condition and results of operations. Although we have not yet been subject to any sanctions or penalties that have had a material impact on our business, financial condition or results of operations, such material violations could occur, even though we have policies and procedures designed to prevent such violations. The information under the heading “Supervision and Regulation” in Item 1, Business, and Note 21, “Regulatory Matters,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report provides more information regarding the regulatory environment in which we and the Bank operate.
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
The Company’s financial condition and results of operations contain estimates and assumptions made by management that could be inaccurate.

Accounting estimates and processes are fundamental to how we record and report our financial condition and results of operations. Accounting principles generally accepted in the United States (“GAAP”) require our management to make estimates about future events that are inherently uncertain. We use models and other forecasting processes to make these estimates. In doing so, management must choose between many alternatives, all of which may be reasonable under prevailing circumstances. As a result, these models and other forecasting processes may reflect assumptions that ultimately prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may include flaws in their design or their implementation, including flaws caused by failures in controls, data management, human error or from the reliance on technology. Because of the uncertainty and subjectivity surrounding management’s judgments and the estimates pertaining to these matters, the Company cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations. See “Critical Accounting Policies and Estimates” and Note 1 of the Notes to Consolidated Financial Statements of this report.

Changes in accounting standards issued by FASB or other standard-setting bodies may adversely affect our financial statements.
Our financial statements are subject to the application of GAAP, which are periodically revised and/or expanded. From time to time, FASB or other accounting standard setting bodies adopt new accounting standards or amend existing standards. In addition, market conditions often prompt these bodies to promulgate new guidance that further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. Our estimate of the impact of accounting developments that have been issued but not yet implemented is disclosed in our annual reports on Form 10-K and our quarterly reports on Form 10-Q, but the impact of these changes often is difficult to precisely assess. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material effect on our financial condition and results of operations.
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

At December 31, 2021, approximately 83.61% of our loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower. Any adverse change in real estate values in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for credit losses to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.
We have a concentration of credit exposure in commercial real estate.

In addition to the general risks associated with our lending activities described above, including the effects of declines in real estate values, commercial real estate (“CRE”) loans are subject to additional risks. These loans depend on cash flows from the property to service the debt. Cash flows, either in the form of rental income or the proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. A general downturn in the local economy where the property is located, or a decline in occupancy rates in particular, could increase the likelihood of default. An increase in defaults in our CRE loan portfolio could have a material adverse effect on our financial condition and results of operations. At December 31, 2021, we had approximately $5.7 billion in commercial real estate loans, representing approximately 56.42% of our loans outstanding on that date, as follows:

(thousands)	December 31, 2021
Commercial Real Estate
Owner-occupied	$1,563,351
Non-owner occupied	2,856,947
Construction	1,104,896
Land Development:
Commercial mortgage	128,739
Total Commercial real estate loans	$5,653,933
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
As a financial institution, we rely heavily on our ability, and the ability of our third party service providers, to securely and reliably process, record, transmit and monitor confidential and other information through our and our third party service provider’s computer systems and networks. Our operational systems, including, among other things, deposit and loan servicing, online and mobile banking, wealth management, accounting and data processing, could be materially adversely impacted by a failure, interruption or breach in the security or integrity of any of these systems, whether our own or one of our third party service provider’s. Threats to these systems come from a variety of sources, including computer hacking involving the introduction of computer viruses or malware, cyber-attacks, identity theft, electronic fraudulent activity and attempted theft of financial assets. These threats are very sophisticated and constantly evolving. In addition, our systems are threatened by unpredictable events such as terrorist attacks, power outages or tornadoes or other natural disasters.
We have invested a significant amount of time and expense, in security infrastructure investments and the development of policies and procedures governing our operations as well as employee training and monitoring of our third party service providers, in our efforts to preserve the security and integrity of our systems from the aforementioned threats. Despite these efforts, we can provide no assurances that our systems, or our provider’s systems, will not experience any failures, interruptions or security breaches or that, if any such failures, interruptions or breaches occur, they will be addressed in a timely and adequate manner. If the security and integrity of our systems, or the systems of one of our providers, are compromised, our operations could be significantly disrupted and our or our customers confidential information could be misappropriated, among other things. This in turn could result in financial losses to us or our customers, lasting damage to our reputation, the violation of privacy or other laws and significant litigation risk, all of which could have a material adverse effect on our financial condition and results of operations.
We rely extensively on a number of third party service providers.

Third-party service providers provide certain products and services necessary to maintain our day-to-day operations. In addition to the information security risks discussed immediately above, we are subject to risks associated with a service provider’s failure to provide the agreed-upon products or services for reasons not related to information security or its delivery of a product or provision of services at a level or in a manner that does not satisfy our expectations. Such poor performance may be due to the service provider’s failure to meet its contractual service level standards (due to, among other reasons, insufficient support for its existing products and services or a change in its strategic focus) or simply because the service provider’s products or services do not include the functionality, convenience or other aspects necessary to compete effectively in the marketplace. Although we rigorously evaluate potential third party service providers before entering into a business arrangement, we ultimately do not control the service provider’s performance of its contractual obligations or its actions with respect thereto. A service provider’s failure to meet its contractual obligations or otherwise perform as expected could be disruptive to our operations, which could have a material adverse impact on our business, financial condition and results of operations. Further, replacing service providers often entails significant delay and expense.
Our risk management framework may not be effective in mitigating risk and loss to us.
We are subject to numerous risks, including lending risk, interest rate risk, liquidity risk, market risk, information security risk and model risk, among other risks encountered in the ordinary course of our operations. We have implemented processes and procedures designed to identify, measure, monitor and mitigate these risks. However, all risk management frameworks are inherently limited, for a number of reasons. First, we may not have identified all material risks affecting our operations. Next, our current procedures may not anticipate future development of currently unanticipated or unknown risks. Also, we may have underestimated the impact of known risks or overestimated the effectiveness of the policies and procedures we have implemented to mitigate these risks. Increases in the scope and complexity of our operations and our reliance, among other things, have increased the level of risk that we must manage. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.
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
Operating Results. Existing offices or future offices may not maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits in an efficient manner. Our growth strategy necessarily entails growth in overhead expenses as we add new offices and staff. Our historical results may not be indicative of future results or results that may be achieved if we increase the number of our branch offices. Should any new location be unprofitable or marginally profitable, or should existing locations experience a decline in profitability or incur losses, the adverse effect on our results of operations and financial condition could be more significant than would be the case for a larger company.

Expansion into New Markets. Much of our recent growth has been focused in the highly-competitive metropolitan areas within our footprint. In these growth markets we face competition from a wide array of financial institutions, including much larger, well-established financial institutions.
Regulatory and Economic Factors. Our growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain, or a delay in obtaining, required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our continued growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering certain target markets or allow competitors to gain or retain market share in our existing or expected markets.
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
We are a separate and distinct legal entity from the Bank, and we receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. The information under Note 20, “Restrictions on Cash, Securities, Bank Dividends, Loans or Advances,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report provides a detailed discussion about the restrictions governing the Bank’s ability to transfer funds to us.
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
Although our common stock is listed for trading on The NASDAQ Global Select Market, the average daily trading volume in our common stock is generally less than that of many of our competitors and other bank holding companies that are publicly-traded companies. For the 60 days ended February 18, 2022, the average daily trading volume for Renasant common stock was 288,154 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.
Holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.
We have supported a portion of our growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. Also, in connection with our acquisitions of other financial institutions, we have assumed junior subordinated debentures. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock (such dividend restrictions do not apply to our outstanding subordinated notes). We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.
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
Shares of our common stock eligible for future sale, including those that may be issued in any other private or public offering of our common stock for cash or as incentives under equity incentive plans, could have a dilutive effect on the market for our common stock and could adversely affect market prices. As of February 18, 2022, there were 150,000,000 shares of our common stock authorized, of which 55,815,152 shares were outstanding.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The principal executive offices of the Company are located at 209 Troy Street, Tupelo, Mississippi. Various departments occupy each floor of the five-story building.
As of December 31, 2021, Renasant operated 150 full-service branches, 11 limited-service branches, 173 ATMs and 38 Interactive Teller Machines (ITM). Our Community Banks and Wealth Management segments operate out of all of these branches.
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

ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company, the Bank, or any of its subsidiaries are a party or to which any of their property is subject, and no such legal proceedings were terminated in the fourth quarter of 2021.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
The Company’s common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “RNST.” On February 18, 2022, the Company had approximately 4,255 shareholders of record and the closing sales price of the Company’s common stock was $36.60.
Please refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number of Shares or Approximate Dollar Value That May Yet Be Purchased Under Share Repurchase Plans (2)
October 1, 2021 to October 31, 2021	—	$—	—	$50,000
November 1, 2021 to November 30, 2021	1,116	39.13	—	50,000
December 1, 2021 to December 31, 2021	1,937	37.07	—	50,000
Total	3,053	$37.82	—
(1)For the three months ended December 31, 2021, share amounts in this column represent shares of Renasant Corporation stock withheld to satisfy the exercise price of stock options and federal and state tax liabilities related thereto.
The Company announced a $50.0 million stock repurchase program in October 2020. This plan expired in October 2021, and no shares were repurchased under this plan in the fourth quarter of 2021 prior to its expiration. The Company announced a new $50.0 million stock repurchase program in October 2021 under which the Company is authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. This plan will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. No shares were repurchased during the fourth quarter of 2021 under this plan.

(2)Dollars in thousands.
Unregistered Sales of Equity Securities
The Company did not sell any unregistered equity securities during 2021.

Stock Performance Graph
The following performance graph, obtained from S&P Global Market Intelligence, compares the performance of our common stock to the NASDAQ Composite Index and to the S&P U.S. BMI Banks - Southeast Region Index, which is a peer group of regional southeast bank holding companies (including the Company), for the measurement period. The performance graph assumes that the value of the investment in our common stock, the NASDAQ Market Index and the S&P U.S. BMI Banks - Southeast Region Index was $100 at January 1, 2016, and that all dividends were reinvested.

Total Return Performance
Index Value
350
300
250
200
150
100
50
2016
2017
2018
2019
2020
2021
Period Ending
Renasant Corporation
NASDAQ Composite Index
S&P U.S. BMI Banks - Southeast Region Index

	Period Ending December 31,
	2016	2017	2018	2019	2020	2021
Renasant Corporation	$100.00	$98.57	$74.21	$89.23	$87.79	$101.20
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
S&P U.S. BMI Banks - Southeast Region Index	100.00	123.70	102.20	144.05	129.15	184.47
(1)The S&P U.S. BMI Banks - Southeast Region Index, is a peer group of 54 regional bank holding companies, whose common stock is traded either on the New York Stock Exchange, NYSE Amex or NASDAQ, and which are headquartered in Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia. The Company began the use of this index in 2021 due to the discontinuation of the index used in prior periods.
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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
The following discussion and analysis of our financial condition as of December 31, 2021 and 2020 and results of operations for each of the years then ended should be read together with the cautionary language regarding forward-looking statements at the beginning of this Annual Report on Form 10-K and our consolidated financial statements and related notes included under Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2020, which provides a discussion of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K.
Performance Overview
Net income was $175,892 for 2021 compared to $83,651 for 2020. Basic and diluted earnings per share (“EPS”) were $3.13 and $3.12, respectively, for 2021 compared to $1.49 and $1.48, respectively, for 2020. At December 31, 2021, total assets increased to $16,810,311 from $14,929,612 at December 31, 2020. The changes in our financial condition and results of operations from 2020 to 2021 were driven by a number of factors, the most prominent of which are highlighted below:

Financial Highlights
—
Net interest income decreased $2,796 to $424,001 for 2021 as compared to $426,797 for 2020. The decrease from 2020 to 2021 was due to the continued decline in loan yields due to the current rate environment, as well as changes in the mix of earning assets during the year due to increased liquidity on the balance sheet, partially offset by a decline in our cost of funds. The Company has continued to focus on lowering the cost of funding through both growing noninterest-bearing deposits and aggressively lowering interest rates on interest-bearing deposits.

—
Net charge-offs as a percentage of average loans were 0.10% and 0.04% in 2021 and 2020, respectively. The Company recorded a recovery of provision for credit losses on loans of $1,700 in 2021 as compared to a provision for credit losses of $85,350 in 2020. The decrease year over year is reflective of the continued economic improvement and stable credit metrics.

—
Noninterest income was $226,984 for 2021 compared to $235,532 for 2020. The decrease in noninterest income is primarily attributable to decreased mortgage production during the year, partially offset by an increase in other fee income categories.

—
Noninterest expense was $429,826 and $471,988 for 2021 and 2020, respectively. The decrease in noninterest expense is primarily attributable to decreases in salaries and employee benefits, which decreased partially due to the voluntary early retirement program offered in 2020 and other expense initiatives. Salaries and employee benefits for 2020 also included approximately $8,237 in expense related to employee overtime and employee benefit accruals directly related to the Company's response to both the COVID-19 pandemic itself and federal legislation enacted to address the pandemic, such as the CARES Act. The Company also had a decrease in net occupancy and equipment in 2021 resulting from the branch efficiency initiatives implemented in late 2020.

—
Loans, net of unearned income, were $10,020,914 at December 31, 2021 compared to $10,933,647 at December 31, 2020, which represents a decrease of 8.35% from the previous year. The balance of PPP loans decreased to $58,391 at December 31, 2021 from $1,128,703 at December 31, 2020, while loans other than PPP loans increased by $157,579, or 1.61%, from December 31, 2020.

—
Deposits totaled $13,905,724 at December 31, 2021 compared to $12,059,081 at December 31, 2020. Noninterest bearing deposits averaged $4,310,834, or 33.15% of average deposits, for 2021 compared to $3,391,619, or 29.79% of average deposits, for 2020.

A historical look at key performance indicators is presented below.

	2021	2020	2019
Diluted EPS	$3.12	$1.48	$2.88
Diluted EPS Growth	110.81%	(48.61)%	3.23%
Shareholders’ equity to assets	13.15%	14.29%	15.86%
Tangible shareholders’ equity to tangible assets(1)	7.86%	8.33%	9.25%
Return on Average Assets	1.11%	0.58%	1.30%
Return on Average Tangible Assets(1)	1.21%	0.66%	1.46%
Return on Average Shareholders’ Equity	7.96%	3.96%	7.95%
Return on Average Tangible Shareholders’ Equity(1)	14.53%	7.83%	15.36%
(1)These performance indicators are non-GAAP financial measures. A reconciliation of these financial measures from GAAP to non-GAAP as well as an explanation of why the Company provides these non-GAAP financial measures can be found under the “Non-GAAP Financial Measures” heading at the end of this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates
Our financial statements are prepared using accounting estimates for various accounts. Wherever feasible, we utilize third-party information to provide management with estimates. Although independent third parties are engaged to assist us in the estimation process, management evaluates the results, challenges assumptions and considers other factors that could impact these estimates. We monitor the status of proposed and newly issued accounting standards to evaluate the impact (or potential impact) on our financial condition and results of operations or on the preparation of our financial statements. Our accounting policies, including the impact of newly issued accounting standards, are discussed in detail in Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report. The following discussion supplements the discussion of our significant accounting policies in the financial statements.
Allowance for Credit Losses on Loans
The accounting estimate most important to the presentation of our financial statements relates to the allowance for credit losses and the related provision for credit losses. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb such expected credit losses, as prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 326, “Financial Instruments - Credit Losses” (“ASC 326”). Management evaluates the adequacy of the allowance for credit losses on a quarterly basis. Please refer to the discussion under the heading “Loans and the Allowance for Credit Losses” in Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report for more information regarding the estimates and assumptions, and the uncertainties underlying such estimates and assumptions, involved in the calculation of the allowance for credit losses.

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
For more information about our loan policies and procedures for addressing credit risk, as well as for a discussion of the changes in the allowance for credit losses in 2020 and 2021, please refer to the disclosures in this Item under the heading “Risk Management – Credit Risk and Allowance for Credit Losses.”
Business Combinations, Accounting for Purchased Loans
The Company accounts for its acquisitions under ASC 805, “Business Combinations,” which requires the use of the acquisition method of accounting. For more information about the accounting for acquisitions, please refer to the information under the heading “Business Combinations, Accounting for Purchased Credit Deteriorated Loans and Related Assets” in Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Prior to the adoption of ASC 326 on January 1, 2020, in regards to a purchased loan, no allowance for loan losses was recorded on the acquisition date because the fair value measurements incorporated assumptions regarding credit risk. This applied even to a purchased loan with evidence of credit deterioration since origination pursuant to ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). Generally speaking, rather than carry over an allowance for loan losses, as part of the acquisition we established a “Day 1 Fair Value” of a purchased loan or pools of purchased loans sharing common risk characteristics, which was equal to the outstanding balance of a purchased loan or pool on the acquisition date less any credit and/or yield discount applied against the purchased loan or pool of loans. In other words, these loans or pools of loans were carried at values which represented our estimate of their future cash flows. After the acquisition date, a purchased loan or pool of loans either met or exceeded the performance expectations established in determining the Day 1 Fair Values or deteriorated from such expected performance which resulted in accelerated accretion or impairment recognized through the provision for loan losses.
Additional details about loans acquired in connection with our acquisitions is set forth below under the heading “Risk Management - Credit Risk and Allowance for Credit Losses” and in Note 4, “Purchased Loans” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at December 31, 2021 compared to December 31, 2020. Total assets were $16,810,311 at December 31, 2021 compared to $14,929,612 at December 31, 2020.
Securities
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and other types of borrowings. The securities portfolio also serves as an outlet to deploy excess liquidity rather than hold such excess funds as cash. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio at December 31:

	2021		2020
	Balance	% of Portfolio	Balance	% of Portfolio
U.S. Treasury securities	$3,010	0.11%	$7,079	0.53%
Obligations of other U.S. Government agencies and corporations	—	—	1,009	0.08
Obligations of states and political subdivisions	426,751	15.23	305,201	22.72
Mortgage backed securities	2,313,167	82.54	955,549	71.12
Trust preferred securities	—	—	9,012	0.67
Other debt securities	59,513	2.12	65,607	4.88
	$2,802,441	100.00%	$1,343,457	100.00%
Allowance for credit losses - held to maturity securities	(32)		—
Securities, net of allowance for credit losses	$2,802,409		$1,343,457
During 2021, management determined that the Company held excess liquidity on the balance sheet, so we deployed a portion of our excess liquidity into the securities portfolio and purchased $2,160,069 in investment securities, with mortgage backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprising approximately 93% of such purchases. CMOs are included in the “Mortgage backed securities” line item in the above table. The mortgage backed securities and CMOs held in our investment portfolio are issued by government sponsored entities. Obligations of state and political subdivisions made up the remainder of purchases in 2021. Other debt securities in our investment portfolio consist of corporate debt securities and issuances from the Small Business Administration (“SBA”). The carrying value of securities sold during 2021 totaled $174,285, resulting in a net gain of $2,170, while proceeds from maturities and calls of securities during 2021 totaled $460,266, which were primarily reinvested in the securities portfolio.
During the year ended December 31, 2021, the Company transferred, at fair value, $366,886 of securities from the available for sale portfolio to the held to maturity portfolio. The related net unrealized after tax gains of $2,048 remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of transfer. There were no held to maturity securities at December 31, 2020.

During 2020, we purchased $515,657 in investment securities, with mortgage backed securities and CMOs, in the aggregate, comprising approximately 73% of such purchases. Obligations of state and political subdivisions comprised approximately 23% of the purchases made in 2020. The carrying value of securities sold during 2020 totaled $44,860 resulting in a net gain of $46. Proceeds from maturities and calls of securities during 2020 totaled $437,981, which were primarily reinvested in the securities portfolio.
The allowance for credit losses on held to maturity securities is evaluated on a quarterly basis in accordance with ASC 326. Expected credit losses on debt securities classified as held to maturity are measured on a collective basis by major security type. The estimates of expected credit losses are based on historical default rates, investment grades, current conditions, and reasonable and supportable forecasts about the future. At December 31, 2021 the allowance for credit losses on held to maturity securities was $32.
At December 31, 2021, unrealized losses of $31,024 were recorded on available for sale investment securities with a carrying value of $1,925,018. At December 31, 2020, unrealized losses of $3,215 were recorded on available for sale securities with a carrying value of $85,396. The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company is collecting principal and interest payments from the respective securities as scheduled. As such, the Company did not record any impairment for the years ended December 31, 2021 and 2020.
The following table sets forth the scheduled maturity distribution and weighted average yield based on the amortized cost of the debt securities in our investment portfolio as of December 31, 2021.

	Amount	Yield
Held to Maturity:
Obligations of states and political subdivisions
Maturing within one year	$530	2.09%
Maturing after one year through five years	2,064	0.68%
Maturing after five years through ten years	18,368	1.16%
Maturing after ten years	246,678	1.79%
Residential mortgage backed securities not due at a single maturity date:
Government agency MBS	60,507	1.35%
Government agency CMO	24,832	1.02%
Commercial mortgage backed securities not due at a single maturity date:
Government agency MBS	1,855	5.96%
Government agency CMO	39,505	1.39%
Other debt securities not due at a single maturity date	22,049	3.04%
Available for Sale:
U.S. Treasury securities
Maturing within one year or less	3,007	0.92%
Obligations of states and political subdivisions
Maturing within one year or less	5,516	5.47%
Maturing after one year through five years	40,253	3.37%
Maturing after five years through ten years	30,280	3.62%
Maturing after ten years	77,798	2.13%
Other debt securities - corporate debt
Maturing after one year through five years	1,529	4.69%
Maturing after five years through ten years	22,989	4.42%
Residential mortgage backed securities not due at a single maturity date:
Government agency MBS	967,497	1.65%
Government agency CMO	1,008,514	0.95%
Commercial mortgage backed securities not due at a single maturity date:
Government agency MBS	14,717	4.56%
Government agency CMO	216,859	1.45%
Other debt securities not due at a single maturity date	11,997	3.60%
	$2,817,344	1.67%
In the table above, weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 4.45%, which is net of federal tax benefit. These yields were calculated using coupon interest and adjusting for discount accretion and premium amortization, where applicable.

For more information about the Company’s securities, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Loans Held for Sale
Loans held for sale were $453,533 at December 31, 2021 compared to $417,771 at December 31, 2020. Mortgage loans to be sold, which made up all of our loans held for sale at December 31, 2021, are sold either on a “best efforts” basis or under a “mandatory delivery” sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored entities, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a “mandatory delivery” sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Loans
Loans, excluding loans held for sale, are the Company’s most significant earning asset, comprising 59.61% and 73.23% of total assets at December 31, 2021 and 2020, respectively. The decrease in the percentage of our total earning assets that loans make up from 2020 to 2021 is a result of a material increase in the size of the investment securities portfolio in 2021, while loans also slightly declined from 2020 to 2021. This percentage will fluctuate based on a number of factors, including the extent of our loan growth and whether the Company has excess liquidity on its balance sheet.

The tables below set forth the balance of loans outstanding by loan type and the percentage of loans, by category, to total loans at December 31:

	December 31, 2021
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural (1)	$1,332,962	$90,308	$1,423,270	14.20%
Lease financing, net of unearned discount	76,125	—	76,125	0.76%
Real estate – construction:
Residential	300,988	1,287	302,275	3.02%
Commercial	798,914	3,707	802,621	8.01%
Total real estate – construction	1,099,902	4,994	1,104,896	11.03%
Real estate – 1-4 family mortgage:
Primary	1,682,050	134,070	1,816,120	18.12%
Home equity	423,108	51,496	474,604	4.74%
Rental/investment	268,245	20,229	288,474	2.88%
Land development	135,070	9,978	145,048	1.45%
Total real estate – 1-4 family mortgage	2,508,473	215,773	2,724,246	27.19%
Real estate – commercial mortgage:
Owner-occupied	1,329,219	234,132	1,563,351	15.60%
Non-owner occupied	2,446,370	410,577	2,856,947	28.51%
Land development	110,395	18,344	128,739	1.28%
Total real estate – commercial mortgage	3,885,984	663,053	4,549,037	45.39%
Installment loans to individuals	107,565	35,775	143,340	1.43%
Total loans, net of unearned income	$9,011,011	$1,009,903	$10,020,914	100.00%

(1)Includes PPP loans of $58,391 as of December 31, 2021.

	December 31, 2020
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural (1)	$2,360,471	$176,513	$2,536,984	23.20%
Lease financing	75,862	—	75,862	0.69%
Real estate – construction:
Residential	243,814	2,859	246,673	2.26%
Commercial	583,338	28,093	611,431	5.59%
Total real estate – construction	827,152	30,952	858,104	7.85%
Real estate – 1-4 family mortgage:
Primary	1,536,181	214,770	1,750,951	16.02%
Home equity	432,768	80,392	513,160	4.69%
Rental/investment	264,436	31,928	296,364	2.71%
Land development	123,179	14,654	137,833	1.26%
Total real estate – 1-4 family mortgage	2,356,564	341,744	2,698,308	24.68%
Real estate – commercial mortgage:
Owner-occupied	1,334,765	323,041	1,657,806	15.16%
Non-owner occupied	2,194,739	552,728	2,747,467	25.13%
Land development	120,125	29,454	149,579	1.37%
Total real estate – commercial mortgage	3,649,629	905,223	4,554,852	41.66%
Installment loans to individuals	149,862	59,675	209,537	1.92%
Total loans, net of unearned income	$9,419,540	$1,514,107	$10,933,647	100.00%
(1)Includes PPP loans of $1,128,703 as of December 31, 2020.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2021 and 2020, there were no concentrations of loans exceeding 10% of total loans other than loans disclosed in the table above.

The following table sets forth loans held for investment, net of unearned income, outstanding at December 31, 2021, which, based on remaining contractually-scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less. See “Risk Management – Credit Risk and Allowance for Credit Losses” in this Item 7 for information regarding the risk elements applicable to, and a summary of our loan loss experience with respect to, the loans in each of the categories listed below.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial, financial, agricultural (1)	$808,617	$497,453	$116,890	$310	$1,423,270
Lease financing, net of unearned income	1,856	46,845	27,424	—	76,125
Real estate – construction:
Residential	238,009	12,131	42,608	9,527	302,275
Commercial	382,935	361,256	58,430	—	802,621
Total real estate – construction	620,944	373,387	101,038	9,527	1,104,896
Real estate – 1-4 family mortgage:
Primary	214,471	355,825	905,189	340,635	1,816,120
Home equity	452,005	13,447	4,467	4,685	474,604
Rental/investment	61,728	196,758	29,833	155	288,474
Land development	108,547	35,179	1,322	—	145,048
Total real estate – 1-4 family mortgage	836,751	601,209	940,811	345,475	2,724,246
Real estate – commercial mortgage:
Owner-occupied	351,908	761,202	442,794	7,447	1,563,351
Non-owner occupied	1,188,727	1,270,431	397,733	56	2,856,947
Land development	51,158	73,193	4,388	—	128,739
Total real estate – commercial mortgage	1,591,793	2,104,826	844,915	7,503	4,549,037
Installment loans to individuals	35,826	63,094	43,212	1,208	143,340
Total loans, net of unearned income	$3,895,787	$3,686,814	$2,074,290	$364,023	$10,020,914
(1)Includes PPP loans of $58,391 as of December 31, 2021.

The following table sets forth the fixed and variable rate loans maturing or scheduled to reprice after one year as of December 31, 2021:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Commercial, financial, agricultural	$445,052	$169,601
Lease financing, net of unearned income	74,269	—
Real estate – construction:
Residential	20,869	43,397
Commercial	174,787	244,899
Total real estate – construction	195,656	288,296
Real estate – 1-4 family mortgage:
Primary	657,603	944,046
Home equity	6,056	16,543
Rental/investment	216,030	10,716
Land development	32,205	4,296
Total real estate – 1-4 family mortgage	911,894	975,601
Real estate – commercial mortgage:
Owner-occupied	1,089,096	122,347
Non-owner occupied	1,394,220	274,000
Land development	69,385	8,196
Total real estate – commercial mortgage	2,552,701	404,543
Installment loans to individuals	103,602	3,912
Total loans, net of unearned income	$4,283,174	$1,841,953

Deposits

Noninterest-Bearing Deposits to Total Deposits
2021	2020
33.93%	30.56%

The Company relies on deposits as its major source of funds. Total deposits were $13,905,724 and $12,059,081 at December 31, 2021 and 2020, respectively. Noninterest-bearing deposits were $4,718,124 and $3,685,048 at December 31, 2021 and 2020, respectively, while interest-bearing deposits were $9,187,600 and $8,374,033 at December 31, 2021 and 2020, respectively.
The growth in noninterest-bearing deposits across the Company’s footprint in 2021 was primarily driven by client sentiment to maintain liquidity. Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding time deposits greater than $250,000). Noninterest-bearing deposits increased to 33.93% of total deposits at December 31, 2021, as compared to 30.56% of total deposits at December 31, 2020. Under certain circumstances, however, management may elect to acquire non-core deposits (in the form of time deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Public fund deposits may fluctuate as competitive and market forces change because these deposits are obtained through a bid process. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits at December 31, 2021 were $1,787,414 compared to $1,398,330 at December 31, 2020.
Deposits that are in excess of the FDIC insurance limit (or similar state deposit insurance limits) and that are otherwise uninsured were $4,353,952 and $3,348,376 at December 31, 2021 and 2020, respectively. The following table shows the maturity of time deposits at December 31, 2021 that are in excess of the FDIC insurance limit (or similar state deposit insurance limits) and that are otherwise uninsured:

Three Months or Less	$89,698
Over Three through Six Months	71,863
Over Six through Twelve Months	94,606
Over 12 Months	58,159
$314,326

Borrowed Funds

Total borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include federal funds purchased, securities sold under agreements to repurchase, and short-term FHLB advances. The following table presents our short-term borrowings by type at December 31:

	2021	2020
Security repurchase agreements	$13,947	$10,947
Federal funds purchased	—	10,393
	$13,947	$21,340
At December 31, 2021, long-term debt consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The following table presents our long-term debt by type at December 31:

	2021	2020
Federal Home Loan Bank advances	$417	$152,167
Junior subordinated debentures	111,373	110,794
Subordinated notes	359,419	212,009
Total long-term debt	$471,209	$474,970
Long-term FHLB borrowings are used to match-fund against large, fixed rate commercial or real estate loans with long-term maturities, which helps mitigate interest rate exposure when rates rise. During 2021, we used the proceeds of our deposit growth and other sources of liquidity to substantially reduce our long-term FHLB borrowings. At December 31, 2021, all of our long-term FHLB advances outstanding are scheduled to mature within twelve months or less. The Company had $4,214,274 of availability on unused lines of credit with the FHLB at December 31, 2021 compared to $3,784,520 at December 31, 2020. The weighted-average interest rates on outstanding advances at December 31, 2021 and 2020 were 1.86% and 0.05%, respectively.
On November 23, 2021, the Company completed the public offering and sale of $200,000 of its 3.00% fixed-to-floating rate subordinated notes due December 1, 2031. The subordinated notes were sold at par, resulting in net proceeds, after deducting underwriting discounts and offering expenses, of approximately $197,000. The Company intends to use the net proceeds from this offering for general corporate purposes, which may include providing capital to support the Company’s organic growth or growth through strategic acquisitions, repaying indebtedness, financing investments, capital expenditures or for investments in Renasant Bank as regulatory capital.

During October and December 2021, respectively, the Company redeemed at par its $15,000 6.50% fixed-to-floating rate subordinated notes and redeemed $30,000 of its aggregate $60,000 5.00% fixed-to-floating rate subordinated notes, with the remaining $30,000 of such notes to be redeemed in the first quarter of 2022.
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

Results of Operations
Net Income
Net income for the year ended December 31, 2021 was $175,892 compared to net income of $83,651 for the year ended December 31, 2020. Basic earnings per share for the year ended December 31, 2021 was $3.13 as compared to $1.49 for the year ended December 31, 2020. Diluted earnings per share for the year ended December 31, 2021 was $3.12 as compared to $1.48 for the year ended December 31, 2020.
From time to time, the Company incurs expenses and charges in connection with certain transactions with respect to which management is unable to accurately predict when these expenses or charges will be incurred or, when incurred, the amount of such expenses or charges. The following table presents the impact of these expenses and charges on reported EPS for the dates presented. The “COVID-19 related expenses” line item in the table below primarily consists of (a) employee overtime and employee benefit accruals directly related to the Company’s response to both the COVID-19 pandemic itself and federal legislation enacted to address the pandemic, such as the CARES Act, and (b) expenses associated with supplying branches with protective equipment, sanitation supplies (such as floor markings and cautionary signage for branches, face coverings and hand sanitizer) and more frequent and rigorous branch cleaning. The mortgage servicing rights (“MSR”) valuation adjustment and swap termination gains are discussed below under the “Noninterest Income” heading, and the debt prepayment penalty and restructuring charges are discussed below under the “Noninterest Expense” heading in this Item.

	Twelve Months Ended December 31,
	2021			2020
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
MSR valuation adjustment	$(13,561)	$(10,522)	$(0.19)	$11,726	$9,450	$0.17
Swap termination gains	(4,676)	(3,628)	(0.06)	—	—	—
COVID-19 related expenses	1,511	1,172	0.02	10,343	8,336	0.14
Restructuring charges	368	286	0.01	7,365	5,936	0.11
Swap termination charges	—	—	—	2,040	1,644	0.03
Debt prepayment penalty	6,123	4,751	0.08	121	97	—

Note: Balances in the table above are shown to reflect impact to income if removed (i.e. negative balances for income items and positive balances for expense items).
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 65.49% of total net revenue in 2021. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.

Net interest income decreased 0.66% to $424,001 for 2021 compared to $426,797 in 2020. On a tax equivalent basis, net interest income decreased $2,962 to $430,720 in 2021 as compared to $433,682 in 2020. Net interest margin was 3.07% for 2021 as compared to 3.44% for 2020.
The following table sets forth the daily average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate on each such category for the years ended December 31, 2021, 2020 and 2019:

	2021			2020			2019
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans(1)	$10,310,070	$427,296	4.15%	$10,593,556	$458,686	4.33%	$9,168,555	$487,240	5.31%
Loans held for sale	454,727	12,632	2.78%	361,391	12,191	3.37%	358,735	18,171	5.07%
Securities:
Taxable(2)	1,691,531	24,370	1.44%	1,021,999	24,102	2.36%	1,051,124	29,786	2.83%
Tax-exempt	335,399	9,418	2.81%	259,705	8,848	3.41%	193,252	7,821	4.05%
Total securities	2,026,930	33,788	1.67%	1,281,704	32,950	2.57%	1,244,376	37,607	3.02%
Interest-bearing balances with banks	1,263,364	1,688	0.13%	385,810	1,190	0.31%	256,374	5,891	2.30%
Total interest-earning assets	14,055,091	475,404	3.38%	12,622,461	505,017	4.00%	11,028,040	548,909	4.98%
Cash and due from banks	199,705			201,815			179,991
Intangible assets	966,733			973,287			976,065
Other assets	684,457			705,886			691,890
Total assets	$15,905,986			$14,503,449			$12,875,986
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$6,177,944	$15,308	0.25%	$5,277,374	$23,995	0.45%	$4,754,201	$40,991	0.86%
Savings deposits	976,616	698	0.07%	764,146	758	0.10%	647,271	1,258	0.19%
Time deposits	1,539,763	12,970	0.84%	1,952,213	29,263	1.50%	2,320,775	39,746	1.71%
Total interest-bearing deposits	8,694,323	28,976	0.33%	7,993,733	54,016	0.68%	7,722,247	81,995	1.06%
Borrowed funds	470,993	15,708	3.34%	765,769	17,319	2.26%	405,975	16,928	4.17%
Total interest-bearing liabilities	9,165,316	44,684	0.49%	8,759,502	71,335	0.81%	8,128,222	98,923	1.22%
Noninterest-bearing deposits	4,310,834			3,391,619			2,463,436
Other liabilities	220,427			237,738			176,496
Shareholders’ equity	2,209,409			2,114,590			2,107,832
Total liabilities and shareholders’ equity	$15,905,986			$14,503,449			$12,875,986
Net interest income/ net interest margin		$430,720	3.07%		$433,682	3.44%		$449,986	4.08%
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
Net interest income and net interest margin are influenced by internal and external factors. Internal factors include balance sheet changes in volume and mix as well as loan and deposit pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. As discussed in more detail below, the decline in loan yields due to the current low interest rate environment as well as changes in the mix of earning assets during the year due to increased liquidity on the balance sheet were the largest contributing factors to the decrease in net interest margin. The Company has continued to focus on lowering the cost of funding through growing noninterest-bearing deposits and aggressively lowering interest rates on interest-bearing deposits. The Company has also increased its purchases of investment securities and continues to evaluate options to mitigate the pressure on net interest margin.
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

	2021 Compared to 2020			2020 Compared to 2019
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$(17,322)	$(14,068)	$(31,390)	$42,331	$(70,885)	$(28,554)
Loans held for sale	2,802	(2,361)	441	134	(6,114)	(5,980)
Securities:
Taxable	11,853	(11,585)	268	(806)	(4,878)	(5,684)
Tax-exempt	2,296	(1,726)	570	2,398	(1,371)	1,027
Interest-bearing balances with banks	1,479	(981)	498	2,026	(6,727)	(4,701)
Total interest-earning assets	1,108	(30,721)	(29,613)	46,083	(89,975)	(43,892)
Interest expense:
Interest-bearing demand deposits	3,586	(12,273)	(8,687)	4,108	(21,104)	(16,996)
Savings deposits	181	(241)	(60)	197	(697)	(500)
Time deposits	(5,305)	(10,988)	(16,293)	(5,871)	(4,612)	(10,483)
Borrowed funds	(8,092)	6,481	(1,611)	10,475	(10,084)	391
Total interest-bearing liabilities	(9,630)	(17,021)	(26,651)	8,909	(36,497)	(27,588)
Change in net interest income	$10,738	$(13,700)	$(2,962)	$37,174	$(53,478)	$(16,304)
The daily average balances of nonaccruing assets are included in the foregoing table. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 4.45%, which is net of federal tax benefit.
Interest income, on a tax equivalent basis, was $475,404 for 2021 compared to $505,017 for 2020, a decrease of $29,613. The following table presents the percentage of total average earning assets, by type and yield, for 2021 and 2020:

	Percentage of Total		Yield
	2021	2020	2021	2020
Loans held for investment excluding PPP loans	70.16%	77.13%	4.08%	4.47%
Paycheck Protection Program loans	3.19	6.80	5.52	2.75
Loans held for sale	3.24	2.86	2.78	3.37
Securities	14.42	10.15	1.67	2.57
Interest-bearing balances with banks	8.99	3.06	0.13	0.31
Total earning assets	100.00%	100.00%	3.38%	4.00%
In 2021, interest income on loans held for investment, on a tax equivalent basis, decreased $31,390 to $427,296 from $458,686 in 2020. Interest income on loans held for investment decreased primarily due to the Federal Reserve maintaining low interest rates since March 2020. Interest income attributable to PPP loans included in loan interest income for 2021 was $24,794, which consisted of $4,380 in interest income and $20,414 in accretion of net origination fees, as compared to $23,605 for 2020, which consisted of $8,729 in interest income and $14,876 in accretion of net origination fees. The PPP origination fees, net of agent fees paid and other origination costs, are being accreted into interest income over the life of the loan. When a PPP loan is forgiven in whole or in part, as provided under the CARES Act, the Company recognizes the non-accreted portion of the net origination fee attributable to the forgiven portion of such loan as of the date of the final forgiveness determination. PPP loans increased margin and loan yield eight and six basis points, respectively, during 2021, and reduced margin and loan yield five and 13 basis points, respectively, during 2020.

The impact from interest income collected on problem loans and purchase accounting adjustments on purchased loans to total interest income on loans, loan yield and net interest margin is shown in the table below for the periods presented:

	Twelve months ended December 31,
	2021	2020
Net interest income collected on problem loans	$4,412	$1,011
Accretable yield recognized on purchased loans(1)	10,783	19,248
Total impact to interest income on loans	$15,195	$20,259

Impact to total loan yield	0.15%	0.18%
Impact to net interest margin	0.11%	0.16%
(1)Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $5,293 and $8,077 for the twelve months ended December 31, 2021 and 2020, respectively, which increased loan yield by 4 basis points and 7 basis points, respectively, for 2021 and 2020.
Interest income on loans held for sale, on a tax equivalent basis, increased $441 to $12,632 in 2021 from $12,191 in 2020.
In 2021, investment income, on a tax equivalent basis, increased $838 to $33,788 from $32,950 in 2020. The following table presents the taxable equivalent yield on securities for the periods presented:

	Twelve months ended December 31,
	2021	2020
Taxable equivalent interest income on securities	$33,788	$32,950

Average securities	$2,026,930	$1,281,704

Taxable equivalent yield on securities	1.67%	2.57%
The decrease in yield on securities during 2021 was offset by security purchases during the year as the Company deployed a portion of its excess liquidity into the securities portfolio. The growth in the securities portfolio during 2021 led to the growth in investment income, on a tax equivalent basis.
Interest expense was $44,684 in 2021 compared to $71,335 in 2020. The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total		Cost of Funds
	2021	2020	2021	2020
Noninterest-bearing demand	32.00%	27.91%	—%	—%
Interest-bearing demand	45.84	43.43	0.25	0.45
Savings	7.25	6.29	0.07	0.10
Time deposits	11.42	16.07	0.84	1.50
Short-term borrowings	0.10	2.94	0.29	1.07
Long-term Federal Home Loan Bank advances	0.92	1.25	0.07	0.61
Subordinated notes	1.65	1.20	4.86	5.28
Other long-term borrowed funds	0.82	0.91	4.30	4.40
Total deposits and borrowed funds	100.00%	100.00%	0.33%	0.59%
Interest expense on deposits was $28,976 and $54,016 for 2021 and 2020, respectively. The cost of total deposits was 0.22% and 0.47% for the years ending December 31, 2021 and 2020, respectively. The cost of interest-bearing deposits was 0.33% and 0.68% for the same respective periods. The decrease in both deposit expense and cost is attributable to the Company’s efforts to reduce deposit rates as they reprice in the current low interest rate environment. During 2021, the Company continued its efforts to grow noninterest-bearing deposits, with the growth in noninterest-bearing deposits during the year primarily driven by client sentiment to maintain liquidity. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on wholesale borrowings when rates are advantageous.

Interest expense on total borrowings was $15,708 and $17,319 for the years ending December 31, 2021 and 2020, respectively, while the cost of total borrowings was 3.34% and 2.26% for the years ended December 31, 2021 and 2020, respectively. The decrease in interest expense is a result of lower average borrowings. As previously mentioned, the Company also issued $200,000 of its fixed-to-floating rate subordinated notes during the year and redeemed certain tranches of subordinated notes.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item. For more information about our outstanding subordinated notes and junior subordinated debentures, see Note 12, “Long-Term Debt,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Noninterest Income

Noninterest Income to Average Assets
(Excludes securities gains/losses)
2021	2020
1.41%	1.62%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income as a percentage of total net revenue was 34.51% and 35.20% for 2021 and 2020, respectively. Noninterest income was $226,984 for the year ended December 31, 2021, a decrease of $8,548, or 3.63%, as compared to $235,532 for 2020. The decrease during the year was driven by lower mortgage banking production offset by increases in service charges and fees and commissions, as well as income from other lines of business as more fully-explained below.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $36,569 and $31,326 for the twelve months ended December 31, 2021 and 2020, respectively. Overdraft fees, the largest component of service charges on deposits, increased to $19,140 for the twelve months ended December 31, 2021 compared to $18,597 for the same period in 2020.
Fees and commissions increased to $15,732 in 2021 as compared to $13,043 in 2020. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. Interchange fees on debit card transactions, the largest component of fees and commissions, were $10,405 for the twelve months ended December 31, 2021 compared to $8,979 for the same period in 2020.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $9,841 and $8,990 for the years ended December 31, 2021 and 2020, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in the “Other noninterest income” line item on the Consolidated Statements of Income, was $1,063 and $934 for 2021 and 2020, respectively.
Our Wealth Management segment has two primary divisions: Trust and Financial Services. The Trust division operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $20,455 for 2021 compared to $16,504 for 2020. The market value of assets under management or administration was $5,177,984 and $4,196,072 at December 31, 2021 and 2020, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $4,059,927 in 2021 and $4,479,421 in 2020. The decrease in mortgage loan originations in 2021 was due to the changes in the mortgage interest rate environment from the historically low rates in 2020. Mortgage banking income was impacted in 2021 by a positive mortgage servicing rights valuation adjustment of $13,561 and in 2020 by a negative mortgage servicing rights valuation adjustment of $11,726.

The following table presents the components of mortgage banking income included in noninterest income at December 31:

	2021	2020
Gain on sales of loans, net(1)	$82,399	$150,406
Fees, net	17,161	18,914
Mortgage servicing income, net	(3,517)	(7,095)
MSR valuation adjustment	13,561	(11,726)
Mortgage banking income, net	$109,604	$150,499
(1) Gain on sales of loans, net includes pipeline fair value adjustments
During 2021, the Company terminated four interest rate swap contracts with notional amounts of $25,000 each. These swaps hedged forecasted future FHLB borrowings which were no longer expected to occur. As a result of these terminations, the Company recognized a gain of $4,676 for the year ended December 31, 2021.
Noninterest income for the twelve months ended December 31, 2021 includes the Company’s net gains on sale of securities of $2,170, as the Company sold securities with a carrying value $174,285 at the time of sale for net proceeds of $176,455. Gains on sales of securities for the twelve months ended 2020 were $46, resulting from the sale of approximately $44,860 in securities. For more information on securities sold in 2021 and 2020, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and can fluctuate upon the collection of life insurance proceeds. BOLI income increased to $7,366 in 2021 as compared to $5,627 in 2020. Additionally, the Company purchased $50,000 in BOLI policies during 2021.
In addition to the contingency income described above, other noninterest income includes income from our SBA banking division and other miscellaneous income and can fluctuate based on the claims experience in our Insurance agency, SBA production and recognition of other nonseasonal income items. Other noninterest income was $20,571 for 2021 compared to $9,497 for 2020.
Noninterest Expense

Noninterest Expense to Average Assets
2021	2020
2.70%	3.25%
Noninterest expense was $429,826 and $471,988 for 2021 and 2020, respectively. As mentioned previously, the Company incurred expenses in connection with certain transactions with respect to which management is unable to accurately predict when these expenses will be incurred or, when incurred, the amount of such expenses. The following table presents these expenses for the periods presented:

	Twelve Months Ended December 31,
	2021	2020
COVID-19 related expenses	$1,511	$10,343
Restructuring charges	368	7,365
Swap termination charges	—	2,040
Debt prepayment penalty	6,123	121
The Company incurred a $6,123 debt prepayment penalty in 2021 in connection with the prepayment of a $150,000 long-term FHLB advance.
Salaries and employee benefits is the largest component of noninterest expense and represented 65.29% and 64.07% of total noninterest expense at December 31, 2021 and 2020, respectively. During 2021, salaries and employee benefits decreased $21,761, or 7.20%, to $280,627 as compared to $302,388 for 2020. The decrease in salaries and employee benefits is primarily due to the cost savings realized by the voluntary early retirement program offered during the fourth quarter of 2020 and other expense initiatives. Salaries and employee benefits for 2020 also includes approximately $8,237 in expense related to employee overtime and employee benefit accruals directly related to the Company’s response to both the COVID-19 pandemic itself and federal legislation enacted to address the pandemic, such as the CARES Act.
Compensation expense recorded in connection with awards of restricted stock, which is included within salaries and employee benefits, was $9,415 and $9,910 for 2021 and 2020, respectively. A portion of the restricted stock awards in both years was subject to the satisfaction of performance-based conditions.
Data processing costs increased $1,041 to $21,726 in 2021 from $20,685 in 2020, driven by continued enhancement to digital offerings and increases in transaction volume. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense in 2021 was $46,837, a decrease of $7,243 from $54,080 for 2020. The decrease in net occupancy and equipment expense is primarily attributable to the restructuring and non-renewal of certain branch leases.
Expenses related to other real estate owned for 2021 were $253, compared to $2,754 in 2020. Expenses on other real estate owned for 2021 include write downs of $306 of the carrying value to fair value on certain pieces of property held in other real estate owned compared to write downs of $2,160 in 2020. Other real estate owned with a cost basis of $6,166 was sold during 2021, resulting in a net gain of $176, compared to other real estate owned with a cost basis of $8,415 sold during 2020 for a net gain of $23.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulation. Professional fees were $11,776 for 2021 as compared to $11,293 for 2020.
Advertising and public relations expense was $12,203 for 2021, an increase of $1,881 compared to $10,322 for 2020. The increase is primarily attributable to an increase in sponsorship spending, as COVID-19 restrictions on public events were relaxed.
Amortization of intangible assets totaled $6,042 for 2021 compared to $7,121 for 2020. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately two years to eight years.
Communication expenses are those expenses incurred for communication to clients and between employees. Communication expenses were $8,869 for 2021 as compared to $8,866 for 2020.
Other noninterest expense includes the provision for unfunded commitments, business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $35,002 for 2021 as compared to $44,953 for 2020. A negative provision (recovery) for unfunded commitments of $500 was recorded for 2021 and a positive provision for unfunded commitments of $9,200 was recorded in 2020.
Efficiency Ratio

	Efficiency Ratio
	2021	2020
Efficiency ratio (GAAP)	65.35%	70.53%
Adjusted efficiency ratio (Non-GAAP) (1)	65.32%	64.00%
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
Income Taxes
Income tax expense for 2021 and 2020 was $46,935 and $19,840, respectively. The effective tax rates for those years were 22.41% and 19.40%, respectively. For additional information regarding the Company’s income taxes, please refer to in Note 15, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Risk Management
The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”
Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments
COVID-19 Update. At December 31, 2021, the Company’s credit quality metrics remained sound. The Company is continuing to monitor all asset categories given that any category or borrower could be negatively impacted by the pandemic, with enhanced monitoring of loans remaining on deferral under the Company’s loan deferral programs implemented in 2020, as well as a focus on those industries more highly impacted by the pandemic, primarily the hospitality and senior living industries. Under the now-expired loan deferral programs, any customer current on loan payments, taxes and insurance qualified for an initial 90-day deferral of principal and interest payments. A second 90-day deferral was available to borrowers that remained current on taxes and insurance through the first deferral period and also satisfied underwriting standards established by the Company that analyzed the ability of the borrower to service its loan in accordance with its existing terms in light of the impact of the COVID-19 pandemic on the borrower, its industry and the markets in which it operated. The Company’s loan deferral program complies with the guidance set forth in the CARES Act and related guidance from the FDIC and other banking regulators. At December 31, 2021, the Company has discontinued its deferral program but had nine loans (not in thousands) on deferral with an aggregate balance of approximately $519, or 0.01% of our loan portfolio (excluding PPP loans) by dollar value. In accordance with the applicable guidance, none of these loans were considered “restructured loans” and thus are not included in the discussion of our restructured loans below.

Management of Credit Risk. Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower default. Credit risk is monitored and managed on an ongoing basis by a credit administration department, a problem asset resolution committee and the Board of Directors Credit Review Committee. Oversight of the Company’s lending operations (including adherence to our policies and procedures governing the loan underwriting and monitoring process), credit quality and loss mitigation are major concerns of credit administration and these committees. The Company’s central appraisal review department reviews and approves third-party appraisals obtained by the Company on real estate collateral and monitors loan maturities to ensure updated appraisals are obtained. This department is managed by a State Certified General Real Estate Appraiser and employs three additional State Certified General Real Estate Appraisers and four real estate evaluators. In addition, we maintain a loan review staff to independently monitor loan quality and lending practices. Loan review personnel monitor and, if necessary, adjust the grades assigned to loans through periodic examination, focusing their review on commercial and real estate loans rather than consumer and small balance consumer mortgage loans, such as 1-4 family mortgage loans.

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

For commercial and commercial real estate secured loans, internal risk-rating grades are assigned by lending, credit administration and loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Loan grades range from 1 to 9, with 1 rated loans having the least credit risk. For more information about the Company’s loan grades, see the information under the heading “Credit Quality” in Note 3, “Non Purchased Loans,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

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

The Company’s practice is to charge off estimated losses as soon as such loss is identified and reasonably quantified. Net charge-offs for 2021 were $10,273, or 0.10% as a percentage of average loans, compared to net charge-offs of $3,852, or 0.04% as a percentage of average loans, for 2020. The charge-offs in 2021 were fully reserved for in the Company’s allowance for credit losses.
Allowance for Credit Losses on Loans; Provision for Credit Losses on Loans. The allowance for credit losses is available to absorb credit losses inherent in the loans held for investment portfolio. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management evaluates the adequacy of the allowance on a quarterly basis. Please refer to the information under the headings “Loans and the Allowance for Credit Losses” and “Business Combinations, Accounting for Purchased Credit Deteriorated Loans and Related Assets” in Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report for an in-depth discussion of our accounting policies and our methodology for determining the appropriate level of the allowance for credit losses.

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
The allowance for credit losses on loans was $164,171 and $176,144 at December 31, 2021 and 2020, respectively. The following table presents the allocation of the allowance for credit losses on loans and the percentage of each loan category to total loans at December 31 for each of the years presented.

	2021		2020
	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$33,922	14.20%	$39,031	23.20%
Lease financing	1,486	0.76%	1,624	0.69%
Real estate – construction	16,419	11.03%	16,047	7.85%
Real estate – 1-4 family mortgage	32,356	27.19%	32,165	24.68%
Real estate – commercial mortgage	68,940	45.39%	76,127	41.66%
Installment loans to individuals	11,048	1.43%	11,150	1.92%
Total	$164,171	100.00%	$176,144	100.00%
The provision for credit losses on loans charged to operating expense is an amount that, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a negative provision (recovery) of $1,700 in total provision for credit losses on loans during 2021, as compared to a provision for credit losses on loans of $85,350 during 2020. The Company’s allowance for credit loss model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. Based on the continual improvements in these forecasts over the last year, nominal loan growth excluding PPP loans and stable credit metrics, the Company’s allowance model indicated that a release of the allowance for credit losses was appropriate during 2021.

Provision for Credit Losses on Loans to Average Loans
2021	2020
(0.02)%	0.81%
The table below reflects the activity in the allowance for credit losses on loans for the years ended December 31:

	2021	2020
Balance at beginning of year	$176,144	$52,162
Impact of adoption of ASC 326	—	42,484
(Recovery of) provision for credit losses on loans	(1,700)	85,350
Charge-offs
Commercial, financial, agricultural	7,087	3,577
Lease financing	13	168
Real estate – construction	52	716
Real estate – 1-4 family mortgage	1,164	1,167
Real estate – commercial mortgage	5,184	2,642
Installment loans to individuals	5,374	7,835
Total charge-offs	18,874	16,105
Recoveries
Commercial, financial, agricultural	1,470	1,263
Lease financing	49	11
Real estate – construction	13	31
Real estate – 1-4 family mortgage	1,498	838
Real estate – commercial mortgage	541	2,478
Installment loans to individuals	5,030	7,632
Total recoveries	8,601	12,253
Net charge-offs	10,273	3,852
Balance at end of year	$164,171	$176,144

Net charge-offs to average loans	0.10%	0.04%
Net charge-offs to allowance for credit losses on loans	6.26%	2.19%
Allowance for credit losses on loans to:
Total loans	1.64%	1.61%
Total loans excluding PPP loans(1)	1.65%	1.80%
Nonperforming loans	323.14%	317.55%
Nonaccrual loans	332.57%	342.56%
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

The table below reflects net charge-offs to daily average loans outstanding, by loan category, during the years ended December 31:

	2021			2020
	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans
Commercial, financial, agricultural	$5,617	$1,832,453	0.31%	$2,314	$2,242,764	0.10%
Lease financing	(36)	75,988	(0.05)%	157	83,571	0.19%
Real estate – construction	39	1,012,017	—%	685	816,311	0.08%
Real estate – 1-4 family mortgage	(334)	2,721,765	(0.01)%	329	2,785,018	0.01%
Real estate – commercial mortgage	4,643	4,504,093	0.10%	164	4,388,743	—%
Installment loans to individuals	344	163,754	0.21%	203	277,149	0.07%
Total	$10,273	$10,310,070	0.10%	$3,852	$10,593,556	0.04%

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the years ended December 31:

	2021	2020
Real estate – construction:
Residential	$39	$685
Commercial	—	—
Total real estate – construction	39	685
Real estate – 1-4 family mortgage:
Primary	30	883
Home equity	(79)	(87)
Rental/investment	(193)	27
Land development	(92)	(494)
Total real estate – 1-4 family mortgage	(334)	329
Real estate – commercial mortgage:
Owner-occupied	(89)	1,257
Non-owner occupied	4,733	(1,115)
Land development	(1)	22
Total real estate – commercial mortgage	4,643	164
Total net charge-offs of loans secured by real estate	$4,348	$1,178
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

	Year Ended December 31,
	2021	2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,535	$946
Impact of the adoption of ASC 326	—	10,389
(Recovery of) provision for credit losses on unfunded loan commitments (included in other noninterest expense)	(500)	9,200
Ending balance	$20,035	$20,535
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

The following table provides details of the Company’s nonperforming assets that are non purchased and those acquired as part of the Company’s previous acquisitions as of the dates presented.

	Non Purchased	Purchased	Total
December 31, 2021
Nonaccruing loans	$30,751	$18,613	$49,364
Accruing loans past due 90 days or more	1,074	367	1,441
Total nonperforming loans	31,825	18,980	50,805
Other real estate owned	951	1,589	2,540
Total nonperforming assets	$32,776	$20,569	$53,345
Nonperforming loans to total loans			0.51%
Nonaccruing loans to total loans			0.49%
Nonperforming assets to total assets			0.32%

December 31, 2020
Nonaccruing loans	$20,369	$31,051	$51,420
Accruing loans past due 90 days or more	3,783	267	4,050
Total nonperforming loans	24,152	31,318	55,470
Other real estate owned	2,045	3,927	5,972
Total nonperforming assets	$26,197	$35,245	$61,442
Nonperforming loans to total loans			0.51%
Nonaccruing loans to total loans			0.47%
Nonperforming assets to total assets			0.41%
The level of nonperforming loans decreased $4,665 from December 31, 2020, while OREO decreased $3,432 during the same period.

The following table presents nonperforming loans by loan category at December 31 for each of the years presented.

	2021	2020
Commercial, financial, agricultural	$13,131	$16,668
Lease financing	11	48
Real estate – construction:
Residential	—	497
Commercial	—	—
Total real estate – construction	—	497
Real estate – 1-4 family mortgage:
Primary	19,533	16,317
Home equity	1,719	2,273
Rental/investment	1,595	1,526
Land development	257	345
Total real estate – 1-4 family mortgage	23,104	20,461
Real estate – commercial mortgage:
Owner-occupied	5,039	6,364
Non-owner occupied	8,535	10,204
Land development	470	572
Total real estate – commercial mortgage	14,044	17,140
Installment loans to individuals	515	656
Total nonperforming loans	$50,805	$55,470
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans at December 31, 2021. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due on which interest was still accruing were $27,604 at December 31, 2021 as compared to $26,286 at December 31, 2020.
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
As shown below, restructured loans totaled $20,259 at December 31, 2021 compared to $20,448 at December 31, 2020. At December 31, 2021, loans restructured through interest rate concessions represented 32% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans at December 31 for each of the years presented:

	2021	2020
Commercial, financial, agricultural	$967	$2,326
Real estate – 1-4 family mortgage:
Primary	11,750	9,460
Home equity	298	332
Rental/investment	350	432
Total real estate – 1-4 family mortgage	12,398	10,224
Real estate – commercial mortgage:
Owner-occupied	5,407	6,838
Non-owner occupied	1,341	797
Land development	75	183
Total real estate – commercial mortgage	6,823	7,818
Installment loans to individuals	71	80
Total restructured loans	$20,259	$20,448
Changes in the Company’s restructured loans are set forth in the table below for the periods presented.

	2021	2020
Balance as of January 1	$20,448	$11,954
Additional loans with concessions	12,639	14,533
Reclassified as performing	366	428
Reductions due to:
Reclassified as nonperforming	(4,390)	(3,321)
Paid in full	(7,586)	(2,387)
Charge-offs	(205)	(3)
Principal paydowns	(1,013)	(756)
Balance as of December 31	$20,259	$20,448

The following table shows the principal amounts of nonperforming and restructured loans as of December 31 of each year presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	2021	2020
Nonaccruing loans	$49,364	$51,420
Accruing loans past due 90 days or more	1,441	4,050
Total nonperforming loans	50,805	55,470
Restructured loans	20,259	20,448
Total nonperforming and restructured loans	$71,064	$75,918

The following table provides details of the Company’s other real estate owned as of December 31 for each of the years presented:

	2021	2020
Residential real estate	$259	$179
Commercial real estate	761	2,665
Residential land development	305	1,013
Commercial land development	1,215	2,115
Total other real estate owned	$2,540	$5,972
Changes in the Company’s other real estate owned were as follows for the periods presented:

	2021	2020
Balance as of January 1	$5,972	$8,010
Transfers of loans	3,180	8,588
Impairments	(306)	(2,160)
Dispositions	(6,166)	(8,415)
Other	(140)	(51)
Balance as of December 31	$2,540	$5,972
We realized net gains of $176 and $23 on dispositions of other real estate owned during 2021 and 2020, respectively.
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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing January 1, 2022, in each case as compared to the result under rates present in the market on December 31, 2021. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not take into account changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of:	Economic Value Equity (EVE)	Earning at Risk (EAR) (Net Interest Income)
	Static	1-12 Months	13-24 Months
+200	13.78%	18.39%	24.26%
+100	8.18%	9.35%	12.83%
The rate shock results for the EVE and net interest income simulations for the next 24 months produce an asset sensitive position at December 31, 2021 and are all within the parameters set by the Board of Directors.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 19.75% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2021, securities with a carrying value of $629,174 were pledged to secure government, public, trust, and other deposits and as collateral for short-term borrowings and derivative instruments as compared to $614,610 at December 31, 2020.
Other sources available for meeting liquidity needs include federal funds purchased, security repurchase agreements and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on these borrowings. Federal funds are short term borrowings, generally overnight borrowings, between financial institutions, while security repurchase agreements represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. There were no federal funds purchased outstanding at December 31, 2021, and $10,393 were outstanding at December 31, 2020. Security repurchase agreements were $13,947 at December 31, 2021, as compared to $10,947 at December 31, 2020. The Company had no short-term borrowings from the FHLB (i.e., advances with original maturities less than one year) at December 31, 2021, and 2020. Long-term FHLB borrowings are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowings compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2021, the balance of our outstanding long-term advances with the FHLB was $417 as compared to $152,167 at December 31, 2020. The total amount of the remaining credit available to us from the FHLB at December 31, 2021 was $4,214,274. We also maintain lines of credit with other commercial banks totaling $180,000. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at December 31, 2021 or 2020.
Finally, we can access the capital markets to meet liquidity needs. The Company maintains a shelf registration statement with the SEC, which allows the Company to raise capital from time to time through the sale of common stock, preferred stock, debt securities, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used as described in any prospectus supplement and could include general corporate purposes, the expansion of the Company’s banking, insurance and wealth management operations as well as other business opportunities. In 2021, we accessed the capital markets to generate liquidity in the form of subordinated notes and in prior years we have issued other subordinated notes and assumed subordinated notes as part of acquisitions. For more information about our subordinated notes, see Note 12, “Long-Term Debt” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

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

	Percentage of Total		Cost of Funds
	2021	2020	2021	2020
Noninterest-bearing demand	32.00%	27.91%	—%	—%
Interest-bearing demand	45.84	43.43	0.25	0.45
Savings	7.25	6.29	0.07	0.10
Time deposits	11.42	16.07	0.84	1.50
Short-term borrowings	0.10	2.94	0.29	1.07
Long-term Federal Home Loan Bank advances	0.92	1.25	0.07	0.61
Subordinated notes	1.65	1.20	4.86	5.28
Other long-term borrowings	0.82	0.91	4.30	4.40
Total deposits and borrowed funds	100.00%	100.00%	0.33%	0.59%
Cash and cash equivalents were $1,877,965 at December 31, 2021, compared to $633,203 at December 31, 2020. Cash used in investing activities for the year ended December 31, 2021 was $660,003 compared to $1,265,548 in 2020. Proceeds from the sale, maturity or call of securities within our investment portfolio were $636,721 for 2021 compared to $482,887 for 2020. These proceeds from the investment portfolio were primarily reinvested back into the securities portfolio. Purchases of investment securities were $2,160,069 for 2021 compared to $515,657 for 2020.
Cash provided by financing activities for the year ended December 31, 2021 was $1,762,106 compared to $1,401,579 for the year ended December 31, 2020. Overall deposits increased $1,846,643 for the year ended December 31, 2021 compared to an increase of $1,846,059 for the same period in 2020.
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

In addition to the FDIC and DBCF restrictions on dividends payable by the Bank to the Company, the Federal Reserve provided guidance on the criteria that it will use to evaluate the request by a bank holding company to pay dividends in an aggregate amount that will exceed the company’s earnings for the period in which the dividends will be paid, which did not apply to the Company in 2021 or 2020. For purposes of this analysis, “dividend” includes not only dividends on preferred and common equity but also dividends on debt underlying trust preferred securities and other Tier 1 capital instruments. The Federal Reserve’s criteria evaluates whether the holding company (1) has net income over the past four quarters sufficient to fully fund the proposed dividend (taking into account prior dividends paid during this period), (2) is considering stock repurchases or redemptions in the quarter, (3) does not have a concentration in commercial real estate and (4) is in good supervisory condition, based on its overall condition and its asset quality risk. A holding company not meeting these criteria will require more in-depth consultations with the Federal Reserve.
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2021, the maximum amount available for transfer from the Bank to the Company in the form of loans was $169,716. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,070. There were no amounts outstanding under this line of credit at December 31, 2021.

None of these restrictions discussed above had any impact on the Company’s ability to meet its cash obligations in 2021, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

Contractual Obligations

The following table presents, as of December 31, 2021, significant fixed and determinable contractual obligations to third parties by payment date. The Note Reference below refers to the applicable footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

		Payments Due In:
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Lease liabilities(1)	24	$8,402	$14,697	$10,693	$54,507	$88,299
Deposits without a stated maturity(2)	10	12,494,341	—	—	—	12,494,341
Time deposits(2)	10	1,089,198	272,292	48,721	1,172	1,411,383
Short-term borrowings	11	13,947	—	—	—	13,947
Federal Home Loan Bank advances	12	417	—	—	—	417
Junior subordinated debentures	12	—	—	—	111,373	111,373
Subordinated notes	12	—	—	29,724	329,695	359,419
Total contractual obligations		$13,606,305	$286,989	$89,138	$496,747	$14,479,179
(1)Represents the undiscounted cash flows.
(2)Excludes interest.

Off-Balance Sheet Commitments
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company. While the borrower has the ability to draw upon these commitments at any time (assuming the borrower’s compliance with the terms of the loan commitment), these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2021 and 2020 were as follows:

	2021	2020
Loan commitments	$3,104,940	$2,749,988
Standby letters of credit	89,830	90,597
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2021, the Company had notional amounts of $185,447 on interest rate contracts with corporate customers and $185,447 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.
Additionally, the Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate residential mortgage loans and also enters into forward commitments to sell residential mortgage loans to secondary market investors.
Finally, the Company enters into forward interest rate swap contracts on its FHLB borrowings and its junior subordinated debentures that are accounted for as cash flow hedges. Under each of these contracts, the Company pays a fixed rate of interest and receives a variable rate of interest based on the three-month or one-month LIBOR plus a predetermined spread. The Company entered into an interest rate swap contract on its subordinated notes that is accounted for as a fair value hedge. Under this contract, the Company pays a variable rate of interest based on the three-month LIBOR plus a predetermined spread and receives a fixed rate of interest.
For more information about the Company’s off-balance sheet transactions, see Note 14, “Derivative Instruments” and Note 19, “Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $2,209,853 and $2,132,733 at December 31, 2021 and 2020, respectively. Book value per share was $39.63 and $37.95 at December 31, 2021 and 2020, respectively. The growth in shareholders’ equity was attributable to earnings retention offset by changes in accumulated other comprehensive income, share repurchases and dividends declared.
In October 2021, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $50,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The program will remain in effect until the earlier of October 2022 or the repurchase of the entire amount of common stock authorized to be repurchased by the Board of Directors.
The Company has junior subordinated debentures with a carrying value of $111,373 at December 31, 2021, of which $107,782 are included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition of another financial institution we exceed $15,000,000 in assets, or if we make any such acquisition after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.
The Company has subordinated notes with a carrying value of $359,419 at December 31, 2021, of which $358,831 are included in the Company’s Tier 2 capital. As previously discussed in the “Financial Condition” section above, in the fourth quarter of

2021, the Company issued $200,000 of its 3.00% fixed-to-floating rate subordinated notes due December 1, 2031, and it redeemed $45,000 of its outstanding notes.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%
The following table includes the capital ratios and capital amounts for the Company and the Bank for the years presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the phase-in of the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Renasant Corporation:
Tier 1 leverage ratio	$1,422,077	9.15%	$777,289	5.00%	$621,831	4.00%
Common equity tier 1 capital ratio	1,314,295	11.18%	763,952	6.50%	822,717	7.00%
Tier 1 risk-based capital ratio	1,422,077	12.10%	940,248	8.00%	999,014	8.50%
Total risk-based capital ratio	1,897,167	16.14%	1,175,610	10.00%	1,234,076	10.50%
Renasant Bank:
Tier 1 leverage ratio	$1,580,904	10.18%	$776,700	5.00%	$621,360	4.00%
Common equity tier 1 capital ratio	1,580,904	13.46%	763,713	6.50%	822,460	7.00%
Tier 1 risk-based capital ratio	1,580,904	13.46%	939,954	8.00%	998,702	8.50%
Total risk-based capital ratio	1,697,163	14.44%	1,174,943	10.00%	1,233,690	10.50%
December 31, 2020
Renasant Corporation:
Tier 1 leverage ratio	$1,306,597	9.37%	$697,579	5.00%	$558,063	4.00%
Common equity tier 1 capital ratio	1,199,394	10.93%	713,086	6.50%	767,939	7.00%
Tier 1 risk-based capital ratio	1,306,597	11.91%	877,644	8.00%	932,497	8.50%
Total risk-based capital ratio	1,653,694	15.07%	1,097,055	10.00%	1,151,908	10.50%
Renasant Bank:
Tier 1 leverage ratio	$1,369,994	9.83%	$696,738	5.00%	$557,391	4.00%
Common equity tier 1 capital ratio	1,369,994	12.49%	712,709	6.50%	767,533	7.00%
Tier 1 risk-based capital ratio	1,369,994	12.49%	877,181	8.00%	932,004	8.50%
Total risk-based capital ratio	1,504,985	13.73%	1,096,476	10.00%	151,299	10.50%
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

Non-GAAP Financial Measures
In addition to results presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), this document contains certain non-GAAP financial measures, namely, return on average tangible shareholders’ equity, return on average tangible assets, the ratio of tangible equity to tangible assets, the ratio of the allowance for credit losses on loans to total loans, excluding PPP loans (the “adjusted allowance ratio”), and an adjusted efficiency ratio. Other than the adjusted allowance ratio (which only excludes PPP loans), these non-GAAP financial measures adjust GAAP financial measures to exclude intangible assets and, with respect to the efficiency ratio, certain charges (such as, when applicable, COVID-19 related expenses, gains on sales of securities, debt prepayment penalties, restructuring charges, swap termination gains and charges and asset valuation adjustments) with respect to which the Company is unable to accurately predict when these charges will be incurred or, when incurred, the amount thereof. With respect to COVID-19 related expenses in particular, management added these expenses as a charge to exclude when calculating non-GAAP financial measures because the expenses included within this line item are readily quantifiable and possess the same characteristics with respect to management’s inability to accurately predict the timing or amount thereof as the other charges excluded when calculating non-GAAP financial measures. Management uses these non-GAAP financial measures (other than the adjusted allowance ratio) when evaluating capital utilization and adequacy, while it uses the adjusted allowance ratio to determine the adequacy of our allowance with respect to loans not fully guaranteed by the U.S. Small Business Administration. In addition, the Company believes that these non-GAAP financial measures facilitate the making of period-to-period comparisons and are meaningful indicators of its operating performance, particularly because these measures are widely used by industry analysts for companies with merger and acquisition activities. Also, because intangible assets such as goodwill and the core deposit intangible and charges such as debt prepayment penalties, restructuring charges and COVID-19 related expenses can vary extensively from company to company and, as to intangible assets, are excluded from the calculation of a financial institution’s regulatory capital, the Company believes that the presentation of this non-GAAP financial information allows readers to more easily compare the Company’s results to information provided in other regulatory reports and the results of other companies. The reconciliations from GAAP to non-GAAP for these financial measures are below.

Return on average tangible shareholders' equity and Return on average tangible assets
	2021	2020	2019
Net income (GAAP)	$175,892	$83,651	$167,596
Amortization of intangibles	6,042	7,121	8,105
Tax effect of adjustment noted above (1)	(1,354)	(1,382)	(1,807)
Tangible net income (non-GAAP)	$180,580	$89,390	$173,894

Average shareholders' equity (GAAP)	$2,209,409	$2,114,590	$2,107,832
Intangibles	966,733	973,287	976,065
Average tangible shareholders' equity (non-GAAP)	$1,242,676	$1,141,303	$1,131,767

Average total assets (GAAP)	$15,905,986	$14,503,449	$12,875,986
Intangibles	966,733	973,287	976,065
Average tangible assets (non-GAAP)	$14,939,253	$13,530,162	$11,899,921

Return on (average) shareholders' equity (GAAP)	7.96%	3.96%	7.95%
Effect of adjustment for intangible assets	6.57%	3.87%	7.41%
Return on average tangible shareholders' equity (non-GAAP)	14.53%	7.83%	15.36%

Return on (average) assets (GAAP)	1.11%	0.58%	1.30%
Effect of adjustment for intangible assets	0.10%	0.08%	0.16%
Return on average tangible assets (non-GAAP)	1.21%	0.66%	1.46%
(1) Tax effect is calculated based on the respective periods’ effective tax rate.

Tangible common equity ratio (Tangible shareholders' equity to tangible assets)
	2021	2020	2019
Actual shareholders' equity (GAAP)	$2,209,853	$2,132,733	$2,125,689
Intangibles	963,781	969,823	976,943
Actual tangible shareholders' equity (non-GAAP)	$1,246,072	$1,162,910	$1,148,746

Actual total assets (GAAP)	$16,810,311	$14,929,612	$13,400,618
Intangibles	963,781	969,823	976,943
Actual tangible assets (non-GAAP)	$15,846,530	$13,959,789	$12,423,675

Tangible Common Equity Ratio
Shareholders' equity to actual assets (GAAP)	13.15%	14.29%	15.86%
Effect of adjustment for intangible assets	5.29%	5.96%	6.61%
Tangible shareholders' equity to tangible assets (non-GAAP)	7.86%	8.33%	9.25%

Adjusted Efficiency Ratio
	2021	2020
Interest income (fully tax equivalent basis)	$475,404	$505,017
Interest expense	44,684	71,335
Net interest income (fully tax equivalent basis)	$430,720	$433,682

Total noninterest income	$226,984	$235,532
Net gains on sales of securities	2,170	46
Swap termination gains	4,676	—
MSR valuation adjustment	13,561	(11,726)
Adjusted noninterest income	$206,577	$247,212

Total noninterest expense	$429,826	$471,988
Intangible amortization	6,042	7,121
Debt prepayment penalty	6,123	121
Restructuring charges	368	7,365
Swap termination charges	—	2,040
COVID-19 related expenses	1,511	10,343
Provision (recovery) for unfunded commitments	(500)	9,200
Adjusted noninterest expense	$416,282	$435,798

Efficiency Ratio (GAAP)	65.35%	70.53%
Adjusted Efficiency Ratio (non-GAAP)	65.32%	64.00%

Allowance for Credit Losses on Loans to Total Loans, excluding PPP Loans
	2021	2020
Total loans (GAAP)	$10,020,914	$10,933,647
Less PPP loans	58,391	1,128,703
Adjusted total loans (non-GAAP)	$9,962,523	$9,804,944

Allowance for Credit Losses on Loans	$164,171	$176,144
ACL/Total loans (GAAP)	1.64%	1.61%
ACL/Total loans excluding PPP loans (non-GAAP)	1.65%	1.80%
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

RENASANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

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
Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2021, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.” HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

C. Mitchell Waycaster	James C. Mabry IV
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Renasant Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Renasant Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 25, 2022, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses - Loans

Description of the Matter

As described in Notes 1 and 5 to the financial statements, the Company’s allowance for credit losses (“ACL”) is a valuation allowance that reflects the Company's best estimate of expected credit losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb credit losses inherent in the entire loan portfolio in accordance with Accounting Standards Codification ASC 326: Financial Instruments – Credit Losses. The ACL is measured over the contractual life of loans held for investment and for off-balance sheet commitments and is estimated using relevant available information relating to past events, current conditions, and reasonable and supportable forecasts, as well as qualitative adjustments. The ACL was $164,171,000 at December 31, 2021, which consisted of 1) $151,708,000 of loss allocations on pools of loans that share similar risk characteristics (“collectively evaluated loans”) and 2) $12,463,000 of loss allocations on individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans (“individually evaluated loans”).

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

The ACL was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management including the judgment required in evaluating management’s determination of the qualitative factors and the reserve assumptions for loans evaluated on an individual basis.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed in response to this critical audit matter included:

a.Obtained an understanding of the Company’s process for establishing the ACL, including determination of the qualitative factors and reserve assumptions for loans evaluated on an individual basis, and evaluated the process utilized by management to challenge the model results and determine the best estimate of the ACL as of the balance sheet date.

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

d.Performed specific substantive tests of the model utilized, qualitative factors and the reserve assumptions for loans evaluated on an individual basis. We evaluated if qualitative factors were applied based on a comprehensive framework and compared the adjustments utilized by management to both internal portfolio metrics and external macroeconomic data (as applicable) to support adjustments and evaluate trends in such adjustments. Within our reserve testing for loans evaluated on an individual basis, we evaluated management’s assumptions, including collateral valuations. In addition, we evaluated the Company’s estimate of the overall ACL giving consideration to the Company’s borrowers, loan portfolio, and macroeconomic trends, independently obtained and compared such information to comparable financial institutions and considered whether new or contrary information existed.

/s/ HORNE LLP

We have served as the Company’s auditor since 2005.

Memphis, Tennessee
February 25, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Renasant Corporation:
Opinion on the Internal Control Over Financial Reporting

We have audited Renasant Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated financial statements of the Company as of December 31, 2021 and our report dated February 25, 2022 expressed an unqualified opinion.

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

/s/ HORNE LLP
Memphis, Tennessee
February 25, 2022

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,
	2021	2020
Assets
Cash and due from banks	$182,710	$176,372
Interest-bearing balances with banks	1,695,255	456,831
Cash and cash equivalents	1,877,965	633,203
Securities held to maturity, net of allowance for credit losses of $32 at December 31, 2021 (fair value of $415,552)	416,357	—
Securities available for sale, at fair value	2,386,052	1,343,457
Loans held for sale, at fair value	453,533	417,771
Loans, net of unearned income:
Non purchased loans and leases	9,011,011	9,419,540
Purchased loans	1,009,903	1,514,107
Total loans, net of unearned income	10,020,914	10,933,647
Allowance for credit losses	(164,171)	(176,144)
Loans, net	9,856,743	10,757,503
Premises and equipment, net	293,122	300,496
Other real estate owned:
Non purchased	951	2,045
Purchased	1,589	3,927
Total other real estate owned, net	2,540	5,972
Goodwill	939,683	939,683
Other intangible assets, net	24,098	30,139
Bank-owned life insurance	287,359	230,609
Mortgage servicing rights	89,018	62,994
Other assets	183,841	207,785
Total assets	$16,810,311	$14,929,612
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$4,718,124	$3,685,048
Interest-bearing	9,187,600	8,374,033
Total deposits	13,905,724	12,059,081
Short-term borrowings	13,947	21,340
Long-term debt	471,209	474,970
Other liabilities	209,578	241,488
Total liabilities	14,600,458	12,796,879
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 55,756,233 and 56,200,487 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost, 3,540,492 and 3,096,238 shares, respectively	(118,027)	(101,554)
Additional paid-in capital	1,300,192	1,296,963
Retained earnings	741,648	615,773
Accumulated other comprehensive (loss) income, net of taxes	(10,443)	25,068
Total shareholders’ equity	2,209,853	2,132,733
Total liabilities and shareholders’ equity	$16,810,311	$14,929,612
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Share Data)

	Year Ended December 31,
	2021	2020	2019
Interest income
Loans	$435,464	$466,432	$501,336
Securities
Taxable	24,732	24,224	29,875
Tax-exempt	6,800	6,287	5,477
Other	1,689	1,189	5,892
Total interest income	468,685	498,132	542,580
Interest expense
Deposits	28,976	54,016	81,995
Borrowings	15,708	17,319	16,928
Total interest expense	44,684	71,335	98,923
Net interest income	424,001	426,797	443,657
(Recovery of) provision for credit losses on loans	(1,700)	85,350	7,050
Provision for credit losses on HTM securities	32	—	—
Provision for other credit losses	—	1,500	—
(Recovery of) provision for credit losses	(1,668)	86,850	7,050
Net interest income after provision for credit losses	425,669	339,947	436,607
Noninterest income
Service charges on deposit accounts	36,569	31,326	35,972
Fees and commissions	15,732	13,043	19,430
Insurance commissions	9,841	8,990	8,919
Wealth management revenue	20,455	16,504	14,433
Mortgage banking income	109,604	150,499	57,896
Swap termination gains	4,676	—	—
Net gains on sales of securities	2,170	46	348
BOLI income	7,366	5,627	6,109
Other	20,571	9,497	10,147
Total noninterest income	226,984	235,532	153,254
Noninterest expense
Salaries and employee benefits	280,627	302,388	250,784
Data processing	21,726	20,685	19,679
Net occupancy and equipment	46,837	54,080	49,553
Other real estate owned	253	2,754	2,013
Professional fees	11,776	11,293	10,166
Advertising and public relations	12,203	10,322	11,607
Intangible amortization	6,042	7,121	8,105
Communications	8,869	8,866	8,858
Merger and conversion related expenses	—	—	279
Restructuring charges	368	7,365	—
Swap termination charges	—	2,040	—
Debt prepayment penalty	6,123	121	54
Other	35,002	44,953	13,076
Total noninterest expense	429,826	471,988	374,174
Income before income taxes	222,827	103,491	215,687
Income taxes	46,935	19,840	48,091
Net income	$175,892	$83,651	$167,596
Basic earnings per share	$3.13	$1.49	$2.89
Diluted earnings per share	$3.12	$1.48	$2.88
Cash dividends per common share	$0.88	$0.88	$0.87
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$175,892	$83,651	$167,596
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding (losses) gains on securities	(38,371)	20,717	18,625
Reclassification adjustment for (gains) losses realized in net income	(1,618)	(34)	1,872
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(54)	—	—
Total securities available for sale	(40,043)	20,683	20,497
Derivative instruments:
Unrealized holding gains (losses) on derivative instruments	8,087	688	(2,217)
Reclassification adjustment for (gains) losses realized in net income related to swap termination	(3,486)	1,521	—
Total derivative instruments	4,601	2,209	(2,217)
Defined benefit pension and post-retirement benefit plans:
Net (loss) gain arising during the period	(264)	797	68
Reclassification adjustment for settlement loss related to the VERP realized in net income	—	422	—
New prior service cost	—	(362)	—
Amortization of net actuarial loss recognized in net periodic pension cost	195	193	312
Amortization of prior service cost	—	362	—
Total defined benefit pension and post-retirement benefit plans	(69)	1,412	380
Other comprehensive (loss) income, net of tax	(35,511)	24,304	18,660
Comprehensive income	$140,381	$107,955	$186,256
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount					Total
Balance at January 1, 2019	58,546,480	$296,483	$(24,245)	$1,288,911	$500,660	$(17,896)	$2,043,913
Net income	—	—	—	—	167,596	—	167,596
Other comprehensive income	—	—	—	—	—	18,660	18,660
Comprehensive income							186,256
Repurchase of shares in connection with stock repurchase program	(1,820,202)	—	(62,944)	—	—	—	(62,944)
Cash dividends ($0.87 per share)	—	—	—	—	(50,901)	—	(50,901)
Issuance of common stock for stock-based compensation awards	128,724	—	4,000	(4,831)	—	—	(831)
Stock-based compensation expense	—	—	—	10,196	—	—	10,196
Balance at December 31, 2019	56,855,002	$296,483	$(83,189)	$1,294,276	$617,355	$764	$2,125,689
Cumulative effect adjustment due to the adoption of ASU 2016-13	—	—	—	—	(35,099)	—	(35,099)
Net income	—	—	—	—	83,651	—	83,651
Other comprehensive income	—	—	—	—	—	24,304	24,304
Comprehensive income							107,955
Repurchase of shares in connection with stock repurchase program	(818,886)	—	(24,569)	—	—	—	(24,569)
Cash dividends ($0.88 per share)	—	—	—	—	(50,134)	—	(50,134)
Issuance of common stock for stock-based compensation awards	164,371	—	6,204	(7,890)	—	—	(1,686)
Stock-based compensation expense	—	—	—	10,577	—	—	10,577
Balance at December 31, 2020	56,200,487	$296,483	$(101,554)	$1,296,963	$615,773	$25,068	$2,132,733
Net income	—	—	—	—	175,892	—	175,892
Other comprehensive loss	—	—	—	—	—	(35,511)	(35,511)
Comprehensive income							140,381
Repurchase of shares in connection with stock repurchase program	(612,107)	—	(21,315)	—	—	—	(21,315)
Cash dividends ($0.88 per share)	—	—	—	—	(50,017)	—	(50,017)
Issuance of common stock for stock-based compensation awards	167,853	—	4,842	(6,845)	—	—	(2,003)
Stock-based compensation expense	—	—	—	10,074	—	—	10,074
Balance at December 31, 2021	55,756,233	$296,483	$(118,027)	$1,300,192	$741,648	$(10,443)	$2,209,853
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Except Share Data)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$175,892	$83,651	$167,596
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(1,668)	86,850	7,050
Depreciation, amortization and accretion	47,350	34,633	8,185
Deferred income tax expense (benefit)	11,411	(13,662)	20,041
Funding of mortgage loans held for sale	(4,059,927)	(4,479,421)	(2,381,178)
Proceeds from sales of mortgage loans held for sale	4,116,106	4,530,328	2,328,607
Gains on sales of mortgage loans held for sale	(82,399)	(150,406)	(45,854)
Valuation adjustment to mortgage servicing rights	(13,561)	11,726	1,836
Gains on sales of securities	(2,170)	(46)	(348)
Debt prepayment penalty	6,123	121	54
(Gains) losses on sales of premises and equipment	(840)	38	(881)
Stock-based compensation	10,074	10,577	10,196
Net change in other loans held for sale	—	—	59,885
(Increase) decrease in other assets	(20,812)	(59,224)	683
(Decrease) increase in other liabilities	(42,920)	27,077	(12,249)
Net cash provided by operating activities	142,659	82,242	163,623
Investing activities
Purchases of securities available for sale	(2,107,934)	(515,657)	(492,018)
Proceeds from sales of securities available for sale	176,455	44,906	212,485
Proceeds from call/maturities of securities available for sale	458,020	437,981	262,287
Purchases of securities held to maturity	(52,135)	—	—
Proceeds from call/maturities of securities held to maturity	2,246	—	—
Net decrease (increase) in loans	910,063	(1,233,232)	(465,182)
Purchases of premises and equipment	(20,516)	(28,270)	(34,966)
Proceeds from sales of premises and equipment	9,813	—	3,728
Purchase of bank-owned life insurance	(50,000)	—	—
Net change in FHLB stock	3,980	18,840	(11,315)
Proceeds from sales of other assets	6,342	8,438	18,404
Net cash paid in acquisition	—	—	(250)
Other, net	3,663	1,446	917
Net cash used in investing activities	(660,003)	(1,265,548)	(505,910)
Financing activities
Net increase in noninterest-bearing deposits	1,033,076	1,133,278	233,064
Net increase (decrease) in interest-bearing deposits	813,567	712,781	(147,139)
Net (decrease) increase in short-term borrowings	(7,393)	(467,872)	101,385
Proceeds from long-term debt	197,061	98,266	150,000
Repayment of long-term debt	(202,873)	(171)	(35,359)
Cash paid for dividends	(50,017)	(50,134)	(50,901)
Repurchase of shares in connection with stock repurchase program	(21,315)	(24,569)	(62,944)
Net cash provided by financing activities	1,762,106	1,401,579	188,106
Net increase (decrease) in cash and cash equivalents	1,244,762	218,273	(154,181)
Cash and cash equivalents at beginning of year	633,203	414,930	569,111
Cash and cash equivalents at end of year	$1,877,965	$633,203	$414,930
See Notes to Consolidated Financial Statements.         71

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures
Cash paid for interest	$45,745	$73,686	$98,396
Cash paid for income taxes	$50,977	$39,989	$26,727
Noncash transactions:
Transfers of loans to other real estate	$3,180	$8,588	$4,764
Financed sales of other real estate owned	$577	$148	$611
Transfers of mortgage loans held for sale to loans held for investment	$—	$—	$189
Transfers of other loans held for sale to loans held for investment	$—	$—	$134,335
Recognition of operating right-of-use assets	$8,142	$9,393	$91,181
Recognition of operating lease liabilities	$8,142	$9,393	$94,700
Available for sale securities transferred to held to maturity securities	$366,886	$—	$—
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies
(Dollar amounts in thousands)
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”), Renasant Insurance, Inc. and Park Place Capital Corporation. Through its subsidiaries, the Company offers a diversified range of financial, wealth management, fiduciary and insurance services to its retail and commercial customers from offices located throughout Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.
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
The Company evaluates its allowance for credit losses on the held to maturity investment portfolio on a quarterly basis in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 326, “Financial Instruments - Credit Losses (“ASC 326”). Expected credit losses on debt securities classified as held to maturity are measured on a collective basis by major security type. The estimates of expected credit losses are based on historical default rates, investment grades, current conditions, and reasonable and supportable forecasts about the future. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off. All of the residential and commercial mortgage-backed securities recorded as held to maturity are issued by U.S. Government agencies and GSEs. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and political subdivision securities are highly rated by major rating agencies.
The Company also evaluates available for sale investment securities in an unrealized loss position on a quarterly basis. If the Company intends to sell the security or it is more likely than not that it will be required to sell before recovery, the entire unrealized loss is recorded as a loss within noninterest income in the Consolidated Statements of Income with a corresponding adjustment to the amortized cost basis of the security. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the Company evaluates if any of the unrealized loss is related to a potential credit loss. The amount, if any, related to credit loss is recognized in earnings as a provision for credit loss and a corresponding allowance for credit losses is established and each is calculated as the difference between the estimate of discounted future cash flows and the amortized cost basis of the security. A number of qualitative and quantitative factors, including the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the estimate of the discounted future cash flows. The remaining difference between the fair value and the amortized cost basis of the security is considered the amount related to other market factors and is recognized in other comprehensive income, net of applicable taxes.

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
Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold. Securities, generally U.S. government and agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party.
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
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Generally, the recognition of interest on mortgage and commercial and industrial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer and other retail loans are typically charged-off no later than the time the loan is 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans may be placed on nonaccrual regardless of whether or not such loans are considered past due. All interest accrued for the current year, but not collected, for loans that are placed on nonaccrual or charged-off is reversed against interest income, the amount of which was immaterial for the years ended December 31, 2021, 2020 and 2019. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Interest income recognized on nonaccrual loans was immaterial for the year ended December 31, 2021. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As a result, the Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses. As of December 31, 2021 and 2020, the Company has accrued interest receivable for loans of $41,692 and $56,459, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets. Although the Company made the election to exclude accrued interest from the measurement of the allowance for credit losses, the Company did have an allowance for credit losses on interest deferred as part of the loan deferral program implemented in response to the COVID-19 pandemic of $1,273 and $1,500, respectively, as of December 31, 2021 and 2020.
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
Real Estate - 1-4 Family Mortgage - This segment of the Company’s loan portfolio includes loans secured by first or second liens on residential real estate in which the property is the principal residence of the borrower, as well as loans secured by residential real estate in which the property is rented to tenants or is otherwise not the principal residence of the borrower; loans for the preparation of residential real property prior to construction are also included in this segment. Finally, this segment includes home equity loans or lines of credit and term loans secured by first and second mortgages on the residences of borrowers who elect to use the accumulated equity in their homes for purchases, refinances, home improvements, education and other personal expenditures. The Company attempts to minimize the risk associated with residential real estate loans by scrutinizing the financial condition of the borrower; typically, the maximum loan-to-value ratio is also limited.
Real Estate - Commercial Mortgage - Included in this portfolio segment (referred to collectively as “commercial real estate loans”) are “owner-occupied” loans in which the owner develops a property with the intention of locating its business there. Payments on these loans are dependent on the successful development and management of the business as well as the

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

borrower’s ability to generate sufficient operating revenue to repay the loan. In some instances, in addition to the mortgage on the underlying real estate of the business, commercial real estate loans are secured by other non-real estate collateral, such as equipment or other assets used in the business. In addition to owner-occupied commercial real estate loans, the Company offers loans in which the owner develops a property where the source of repayment of the loan will come from the sale or lease of the developed property, for example, retail shopping centers, hotels and storage facilities. These loans are referred to as “non-owner occupied” commercial real estate loans. The Company also offers commercial real estate loans to developers of commercial properties for purposes of site acquisition and preparation and other development prior to actual construction (referred to as “commercial land development loans”). Non-owner occupied commercial real estate loans and commercial land development loans are dependent on the successful completion of the project and may be affected by adverse conditions in the real estate market or the economy as a whole.
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
The historical loss rates calculated as described above are adjusted, as necessary, for both internal and external qualitative factors where there are differences in the historical loss data of the Company and current or projected future conditions. Internal factors include loss history, changes in credit quality (including movement between risk ratings) and/or credit concentration and changes in the nature and volume of the respective loan portfolio segments. External factors include current and reasonable and supportable forecasted economic conditions and changes in collateral values. These factors are used to adjust the historical loss rates (as described above) to ensure that they reflect management’s expectation of future conditions based on a reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, when necessary, the models immediately revert back to the historical loss rates adjusted for qualitative factors related to current conditions.
Loans Evaluated on an Individual Basis
For loans that do not share similar risk characteristics with other loans, an individual analysis is performed to determine the expected credit loss. If the respective loan is collateral dependent (that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral), the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of collateral is initially based on external appraisals. Generally, collateral values for loans for which measurement of expected losses is dependent on the fair value of such collateral are updated every twelve months, either from external third parties or in-house certified appraisers. Third-party appraisals are obtained from a pre-approved list of independent, local appraisal firms. The fair value of the collateral derived from external appraisal is then adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. Other acceptable methods for

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

determining the expected credit losses for individually evaluated loans (typically used when the loan is not collateral dependent) is a discounted cash flow approach or, if applicable, an observable market price. Once the expected credit loss amount is determined, an allowance equal to such expected credit loss is included in the allowance for credit losses.
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
For a purchased asset that the Company has the intent of holding for investment, ASC 326 requires the Company to determine whether the asset has experienced more-than-insignificant deterioration in credit quality since origination. Assets that have experienced more-than insignificant deterioration are referred to as purchased credit deteriorated (“PCD”) assets. ASC 326 provides for special initial recognition of PCD assets, commonly referred to as the “gross-up” approach, where the allowance for credit losses is recognized by adding it to the fair value to arrive at the Day 1 amortized cost basis. After initial recognition, the accounting for PCD assets will generally follow the credit loss model that applies to that type of asset. Non-PCD assets record the Day 1 allowance for credit losses through earnings on the date of purchase. The Company will accrete or amortize as interest income the fair value discounts on both PCD and non-PCD assets over the life of the asset.
Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by use of the straight-line method for furniture, fixtures, equipment, autos and premises. The annual provisions for depreciation have been computed primarily using estimated lives of 40 years for premises, three to seven years for furniture and equipment and three to five years for computer equipment and autos. Leasehold improvements are expensed over the period of the leases or the estimated useful life of the improvements, whichever is shorter.
ASC 842, “Leases” ("ASC 842") requires a lessee to recognize a right-of-use asset and a lease liability for all leases with a term greater than 12 months on its balance sheet regardless of whether the lease is classified as financing or operating.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

All of the Company’s lessee arrangements are operating leases, being real estate leases for Company facilities. Under these arrangements, the Company records right-of-use assets and corresponding lease liabilities, each of which is based on the present value of the remaining lease payments and are discounted at the Company’s incremental borrowing rate. Right-of-use assets are reported in premises and equipment on the Consolidated Balance Sheets and the related lease liabilities are reported in other liabilities. All leases are recorded on the Consolidated Balance Sheets except for leases with an initial term less than 12 months for which the Company elected short-term lease recognition under ASC 842. Lease terms may contain renewal and extension options and early termination features. Many leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of lease renewal options is at the Company’s sole discretion. Renewal options which are reasonably certain to be exercised in the future were included in the measurement of right-of-use assets and lease liabilities.
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
Mortgage Servicing Rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, mortgage interest rates and other factors. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance, to the extent that unamortized cost exceeds fair value. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances related to servicing rights are reported in the line item “Mortgage banking income” on the Consolidated Statements of Income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. See Note 9, "Mortgage Servicing Rights", for further details.
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives. Goodwill and other intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment; if impaired, such assets are recorded at fair value. Goodwill is assigned to the Company’s reporting segments. In determining the fair value of the Company’s reporting units, management uses the market approach. Other intangible assets, consisting of core deposit intangibles and customer relationship intangibles, are reviewed for events or circumstances which could impact the recoverability of the intangible asset, such as a loss of core deposits, increased competition or adverse changes in the economy. No impairment was identified for the Company’s goodwill or its other intangible assets as a result of the testing performed during 2021, 2020 or 2019.
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
Revenue from Contracts with Customers: ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) provides guidance on revenue recognition from contracts with customers. For revenue streams within its scope, ASC 606 requires costs that are incremental to obtaining a contract to be capitalized. In the case of the Company, these costs include sales commissions for insurance, wealth management fees, and revenue from certain sales of OREO. ASC 606 has established, and the Company has

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

utilized, a practical expedient allowing costs that, if capitalized, would have an amortization period of one year or less to instead be expensed as incurred.
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
Under the agency bill method, Renasant Insurance is responsible for billing the customers directly and then collecting and remitting the premiums to the insurance carriers. Agency bill revenue is recognized at the later of the invoice date or effective date of the policy. The Company has established a reserve for such policies which is derived from historical collection experience and updated annually. The contract balances (i.e. accounts receivable and accounts payable related to insurance commissions earned and premiums due) and the reserve established are considered immaterial to the overall financial results of the Company.
Under the direct bill method, premium billing and collections are handled by the insurance carriers, and a commission is then paid to Renasant Insurance. Direct bill revenue is recognized when the commission payment is received from the insurance carriers. While there is recourse on these commissions in the event of policy cancellations, based on the Company’s historical data, material reversals of revenue based on policy cancellations are not anticipated. The Company monitors policy cancellations on a monthly basis and, if a material set of cancellations were to occur, the Company would adjust earnings accordingly.
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
Sales of Other Real Estate Owned
The Company continually markets the properties included in the OREO portfolio. The Company will at times, in the ordinary course of business, provide seller-financing on sales of OREO. In cases where a sale is seller-financed, the Company must ensure the commitment of both parties to perform their respective obligations and the collectability of the transaction price in order to properly recognize the revenue on the sale of OREO. This is accomplished through the Company’s loan underwriting process. In this process the Company considers factors such as the buyer’s initial equity in the property, the credit quality of the buyer, the financing terms of the loan and the cash flow from the property, if applicable. If it is determined that the contract criteria in ASC 606 have been met, the revenue on the sale of OREO will be recognized on the closing date of the sale when the

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

Company has transferred title to the buyer and obtained the right to receive payment for the property. In instances where sales are not seller-financed, the Company recognizes revenue on the closing date of the sale when the Company has obtained payment for the property and transferred title to the buyer. For additional information on OREO, please see Note 7, “Other Real Estate Owned.”
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
Derivative Instruments and Hedging Activities: The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as to meet the needs of its customers. Derivative financial instruments are included in the Consolidated Balance Sheets line item “Other assets” or “Other liabilities” at fair value in accordance with ASC 815, “Derivatives and Hedging.”
Cash flow hedges are utilized to mitigate the exposure to variability in expected future cash flows or other types of forecasted transactions. For the Company’s derivatives designated as cash flow hedges, changes in the fair value of cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. There were no ineffective portions for 2021. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method.
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
Stock-Based Compensation: The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Compensation expense for option grants and restricted stock awards is determined based on the estimated fair value of the stock options and restricted stock on the applicable grant or award date and is recognized over the respective awards’ vesting period. The Company has elected to account for forfeitures in compensation cost when they occur as permitted under the guidance in ASC 718. Expense associated with the Company’s stock-based compensation is included under the line item “Salaries and employee benefits” on the Consolidated Statements of Income. See Note 13, “Employee Benefit and Deferred Compensation Plans,” for further details regarding the Company’s stock-based compensation.
Earnings Per Common Share: Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution of shares outstanding, assuming outstanding stock options were exercised into common shares and nonvested restricted stock awards, whose vesting is subject to future service requirements, were outstanding common shares as of the awards’ respective grant dates, calculated in accordance with the treasury method. See Note 18, “Net Income Per Common Share,” for the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements, and has determined that no significant events occurred after December 31, 2021 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.
Impact of Recently-Issued Accounting Standards and Pronouncements:
In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform (Topic 842): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides temporary, optional guidance to ease the potential burden of accounting for reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions if certain criteria are met that reference LIBOR or another reference rate expected to be discontinued. As the guidance is intended to assist stakeholders during the global market-wide reference rate transition period, it is in effect only from March 12, 2020 through December 31, 2022. The Company transitioned new production from LIBOR instruments to a set of alternative indices at December 31, 2021. The Company’s LIBOR Transition Committee is currently developing a plan to transition legacy positions with the intent to minimize the impact to the Bank and its customers.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
U.S. Treasury securities	$3,007	$3	$—	$3,010
Obligations of states and political subdivisions	153,847	5,532	(269)	159,110
Residential mortgage backed securities:
Government agency mortgage backed securities	967,497	7,854	(6,816)	968,535
Government agency collateralized mortgage obligations	1,008,514	457	(20,371)	988,600
Commercial mortgage backed securities:
Government agency mortgage backed securities	14,717	365	(1)	15,081
Government agency collateralized mortgage obligations	216,859	812	(3,419)	214,252
Other debt securities	36,515	1,097	(148)	37,464
	$2,400,956	$16,120	$(31,024)	$2,386,052

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
U.S. Treasury securities	$7,047	$32	$—	$7,079
Obligations of other U.S. Government agencies and corporations	1,003	6	—	1,009
Obligations of states and political subdivisions	291,231	14,015	(45)	305,201
Residential mortgage backed securities:
Government agency mortgage backed securities	581,105	21,564	(23)	602,646
Government agency collateralized mortgage obligations	218,373	1,946	(51)	220,268
Commercial mortgage backed securities:
Government agency mortgage backed securities	29,053	1,235	(1)	30,287
Government agency collateralized mortgage obligations	99,377	2,992	(21)	102,348
Trust preferred securities	12,013	—	(3,001)	9,012
Other debt securities	62,771	2,909	(73)	65,607
	$1,301,973	$44,699	$(3,215)	$1,343,457

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Obligations of states and political subdivisions	$267,641	$333	$(685)	$267,289
Residential mortgage backed securities
Government agency mortgage backed securities	60,507	1	(198)	60,310
Government agency collateralized mortgage obligations	24,832	—	(92)	24,740
Commercial mortgage backed securities
Government agency mortgage backed securities	1,855	—	—	1,855
Government agency collateralized mortgage obligations	39,505	—	(117)	39,388
Other debt securities	22,049	—	(79)	21,970
	$416,389	$334	$(1,171)	$415,552
Allowance for credit losses - held to maturity securities	(32)
Held-to-maturity securities, net of allowance for credit losses	$416,357
During the year ended December 31, 2021, the Company transferred, at fair value, $366,886 of securities from the available for sale portfolio to the held to maturity portfolio. The related net unrealized gain of $2,748 (after tax gains of $2,048) remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of transfer. There were no held to maturity securities at December 31, 2020.
Available for sale securities sold were as follows for the periods presented:

	Carrying Value	Net Proceeds	Gain/(Loss)
Twelve months ended December 31, 2021
Obligations of states and political subdivisions	$47	$49	$2
Residential mortgage backed securities:
Government agency mortgage backed securities	145,572	149,473	3,901
Government agency collateralized mortgage obligations	12,362	12,562	200
Trust preferred securities	12,021	9,961	(2,060)
Other debt securities	4,283	4,410	127
	$174,285	$176,455	$2,170

	Carrying Value	Net Proceeds	Gain/(Loss)
Twelve months ended December 31, 2020
Obligations of states and political subdivisions	$2,696	$2,561	$(135)
Residential mortgage backed securities:
Government agency mortgage backed securities	16,093	16,294	201
Government agency collateralized mortgage obligations	26,071	26,051	(20)
	$44,860	$44,906	$46

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

	Carrying Value	Net Proceeds	Gain/(Loss)
Twelve months ended December 31, 2019
Obligations of states and political subdivisions	$11,799	$11,813	$14
Residential mortgage backed securities:
Government agency mortgage backed securities	72,556	71,944	(612)
Government agency collateralized mortgage obligations	122,692	120,892	(1,800)
Commercial mortgage backed securities:
Government agency collateralized mortgage obligations	4,838	4,720	(118)
Other debt securities	252	257	5
Other equity securities	—	2,859	2,859
	$212,137	$212,485	$348
The sales of other equity securities included in the table above for the twelve months ended December 31, 2019 represent the Company’s sale of its shares of Visa Class B common stock during the third quarter of 2019.
Gross realized gains and gross realized losses on sales of securities available for sale were as follows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Gross gains on sales of securities available for sale	$4,322	$230	$2,979
Gross losses on sales of securities available for sale	(2,152)	(184)	(2,631)
Gains on sales of securities available for sale, net	$2,170	$46	$348
At December 31, 2021 and 2020, securities with a carrying value of approximately $607,681 and $582,338, respectively, were pledged to secure government, public, trust, and other deposits. Securities with a carrying value of $21,493 and $32,272 were pledged as collateral for short-term borrowings and derivative instruments at December 31, 2021 and 2020, respectively.
The amortized cost and fair value of securities at December 31, 2021 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$530	$529	$8,523	$8,579
Due after one year through five years	2,064	2,064	41,782	43,383
Due after five years through ten years	18,368	18,403	53,269	56,068
Due after ten years	246,679	246,291	77,798	79,610
Residential mortgage backed securities:
Government agency mortgage backed securities	60,507	60,310	967,497	968,535
Government agency collateralized mortgage obligations	24,832	24,740	1,008,514	988,600
Commercial mortgage backed securities:
Government agency mortgage backed securities	1,855	1,855	14,717	15,081
Government agency collateralized mortgage obligations	39,505	39,388	216,859	214,252
Other debt securities	22,049	21,972	11,997	11,944
	$416,389	$415,552	$2,400,956	$2,386,052

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

The following tables present the gross unrealized losses and fair value of investment securities, aggregated by investment category and the length of time the investments have been in a continuous unrealized loss position, as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
December 31, 2021
Obligations of states and political subdivisions	8	$34,303	$(216)	3	$3,892	$(53)	11	$38,195	$(269)
Residential mortgage backed securities:
Government agency mortgage backed securities	41	727,546	(6,312)	1	12,305	(504)	42	739,851	(6,816)
Government agency collateralized mortgage obligations	49	966,126	(20,371)	—	—	—	49	966,126	(20,371)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	1,791	(1)	1	432	—	2	2,223	(1)
Government agency collateralized mortgage obligations	21	160,919	(3,072)	2	9,005	(347)	23	169,924	(3,419)
Other debt securities	1	8,699	(148)	—	—	—	1	8,699	(148)
Total	121	$1,899,384	$(30,120)	7	$25,634	$(904)	128	$1,925,018	$(31,024)
December 31, 2020
Obligations of states and political subdivisions	6	9,403	(45)	—	—	—	6	9,403	(45)
Residential mortgage backed securities:
Government agency mortgage backed securities	2	19,755	(23)	—	—	—	2	19,755	(23)
Government agency collateralized mortgage obligations	5	27,143	(51)	—	—	—	5	27,143	(51)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	1,538	(1)	1	459	—	2	1,997	(1)
Government agency collateralized mortgage obligations	3	14,190	(21)	—	—	—	3	14,190	(21)
Trust preferred securities	—	—	—	2	9,012	(3,001)	2	9,012	(3,001)
Other debt securities	4	3,330	(70)	1	566	(3)	5	3,896	(73)
Total	21	$75,359	$(211)	4	$10,037	$(3,004)	25	$85,396	$(3,215)

	Less than 12 months			12 months or more			Total
Held to Maturity:	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
December 31, 2021
Obligations of states and political subdivisions	24	$62,131	$(685)	—	$—	$—	24	$62,131	$(685)
Residential mortgage backed securities:
Government agency mortgage backed securities	50	53,560	(181)	1	5,354	(17)	51	58,914	(198)
Government agency collateralized mortgage obligations	1	24,740	(92)	—	—	—	1	24,740	(92)
Commercial mortgage backed securities:
Government agency collateralized mortgage obligations	7	39,388	(117)	—	—	—	7	39,388	(117)
Other debt securities	8	21,972	(79)	—	—	—	8	21,972	(79)
Total	90	$201,791	$(1,154)	1	$5,354	$(17)	91	$207,145	$(1,171)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. Based upon its review of securities with unrealized losses as of December 31, 2021, the Company determined that all such losses resulted from factors not deemed credit related. As such, the Company did not record any impairment for the years ended December 31, 2021 and 2020.
At December 31, 2021, the allowance for credit losses on held to maturity securities was $32. There was no allowance for credit losses for debt securities at December 31, 2020. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by third party ratings agencies. Updated investment grades are obtained as they become available from the agencies. On December 31, 2021, 99.9% of the amortized cost of debt securities held to maturity were rated A or higher by the ratings agencies.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Non Purchased Loans
(In Thousands, Except Number of Loans)
“Purchased” loans are those loans acquired in any of the Company’s previous acquisitions, including FDIC-assisted acquisitions. “Non purchased” loans include all of the Company’s other loans, other than loans held for sale.
For purposes of this Note 3, all references to “loans” mean non purchased loans, including PPP loans.
The following is a summary of non purchased loans and leases at December 31:

	2021	2020
Commercial, financial, agricultural	$1,332,962	$2,360,471
Lease financing	80,192	80,022
Real estate – construction:
Residential	300,988	243,814
Commercial	798,914	583,338
Total real estate – construction	1,099,902	827,152
Real estate – 1-4 family mortgage:
Primary	1,682,050	1,536,181
Home equity	423,108	432,768
Rental/investment	268,245	264,436
Land development	135,070	123,179
Total real estate – 1-4 family mortgage	2,508,473	2,356,564
Real estate – commercial mortgage:
Owner-occupied	1,329,219	1,334,765
Non-owner occupied	2,446,370	2,194,739
Land development	110,395	120,125
Total real estate – commercial mortgage	3,885,984	3,649,629
Installment loans to individuals	107,565	149,862
Gross loans	9,015,078	9,423,700
Unearned income	(4,067)	(4,160)
Loans, net of unearned income	$9,011,011	$9,419,540

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Non Purchased Loans (continued)

Past Due and Nonaccrual Loans
The following tables provide an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2021
Commercial, financial, agricultural	$3,325	$103	$1,323,774	$1,327,202	$1,669	$2,665	$1,426	$5,760	$1,332,962
Lease financing	—	—	80,181	80,181	—	11	—	11	80,192
Real estate – construction:
Residential	1,077	—	299,911	300,988	—	—	—	—	300,988
Commercial	—	—	798,914	798,914	—	—	—	—	798,914
Total real estate – construction	1,077	—	1,098,825	1,099,902	—	—	—	—	1,099,902
Real estate – 1-4 family mortgage:
Primary	14,785	389	1,652,940	1,668,114	1,920	8,195	3,821	13,936	1,682,050
Home equity	1,468	—	420,695	422,163	182	546	217	945	423,108
Rental/investment	401	445	266,353	267,199	—	771	275	1,046	268,245
Land development	431	—	134,382	134,813	—	65	192	257	135,070
Total real estate – 1-4 family mortgage	17,085	834	2,474,370	2,492,289	2,102	9,577	4,505	16,184	2,508,473
Real estate – commercial mortgage:
Owner-occupied	720	36	1,325,776	1,326,532	163	822	1,702	2,687	1,329,219
Non-owner occupied	260	89	2,440,513	2,440,862	—	—	5,508	5,508	2,446,370
Land development	476	—	109,575	110,051	—	292	52	344	110,395
Total real estate – commercial mortgage	1,456	125	3,875,864	3,877,445	163	1,114	7,262	8,539	3,885,984
Installment loans to individuals	978	12	106,318	107,308	30	95	132	257	107,565
Unearned income	—	—	(4,067)	(4,067)	—	—	—	—	(4,067)
Loans, net of unearned income	$23,921	$1,074	$8,955,265	$8,980,260	$3,964	$13,462	$13,325	$30,751	$9,011,011

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Non Purchased Loans (continued)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2020
Commercial, financial, agricultural	$1,124	$231	$2,354,716	$2,356,071	$164	$1,804	$2,432	$4,400	$2,360,471
Lease financing	—	—	79,974	79,974	—	48	—	48	80,022
Real estate – construction:
Residential	—	—	243,317	243,317	—	497	—	497	243,814
Commercial	—	—	583,338	583,338	—	—	—	—	583,338
Total real estate – construction	—	—	826,655	826,655	—	497	—	497	827,152
Real estate – 1-4 family mortgage:
Primary	11,889	1,754	1,513,716	1,527,359	1,865	2,744	4,213	8,822	1,536,181
Home equity	1,152	360	430,702	432,214	66	111	377	554	432,768
Rental/investment	663	210	263,064	263,937	61	194	244	499	264,436
Land development	97	—	123,051	123,148	—	—	31	31	123,179
Total real estate – 1-4 family mortgage	13,801	2,324	2,330,533	2,346,658	1,992	3,049	4,865	9,906	2,356,564
Real estate – commercial mortgage:
Owner-occupied	779	795	1,330,155	1,331,729	—	2,598	438	3,036	1,334,765
Non-owner occupied	922	127	2,191,440	2,192,489	—	2,197	53	2,250	2,194,739
Land development	113	115	119,820	120,048	44	29	4	77	120,125
Total real estate – commercial mortgage	1,814	1,037	3,641,415	3,644,266	44	4,824	495	5,363	3,649,629
Installment loans to individuals	896	191	148,620	149,707	4	117	34	155	149,862
Unearned income	—	—	(4,160)	(4,160)	—	—	—	—	(4,160)
Loans, net of unearned income	$17,635	$3,783	$9,377,753	$9,399,171	$2,204	$10,339	$7,826	$20,369	$9,419,540
Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were no restructured loans that were contractually 90 days past due or more and still accruing at December 31, 2021. There were two restructured loans totaling $177 that were contractually 90 days past due or more and still accruing at December 31, 2020. The outstanding balance of restructured loans on nonaccrual status was $15,322 and $5,787 at December 31, 2021 and 2020, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Non Purchased Loans (continued)

Restructured Loans
At December 31, 2021, 2020 and 2019, there were $14,650, $11,761 and $4,679, respectively, of restructured loans. The following table illustrates the impact of modifications classified as restructured loans held on the Consolidated Balance Sheets and still performing in accordance with their restructured terms at period end, segregated by class, as of the periods presented.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2021
Commercial, financial, agricultural	7	5,258	5,258
Real estate – 1-4 family mortgage:
Primary	34	5,035	5,082
Real estate – commercial mortgage:
Non-owner occupied	1	837	810
Total	42	11,130	11,150
December 31, 2020
Commercial, financial, agricultural	7	1,862	1,859
Real estate – 1-4 family mortgage:
Primary	20	3,594	3,659
Rental/investment	3	142	207
Total real estate – 1-4 family mortgage	23	3,736	3,866
Real estate – commercial mortgage:
Owner-occupied	3	3,019	2,970
Non-owner occupied	2	210	210
Land development	1	189	189
Total real estate – commercial mortgage	6	3,418	3,369
Installment loans to individuals	2	24	21
Total	38	9,040	9,115
December 31, 2019
Commercial, financial, agricultural	2	$187	$185
Real estate – 1-4 family mortgage	5	460	459
Total	7	$647	$644
At December 31, 2021 and December 31, 2020 the Company had $117 and $448, respectively, in troubled debt restructurings that subsequently defaulted within twelve months of the restructuring. There were no such occurrences for the year ended December 31, 2019 that remained outstanding at period end.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Non Purchased Loans (continued)

Changes in the Company’s restructured loans are set forth in the table below.

	Number of Loans	Recorded Investment
Totals at January 1, 2020	46	$4,679
Additional advances or loans with concessions	38	9,155
Reclassified as performing	3	354
Reductions due to:
Reclassified as nonperforming	(5)	(758)
Paid in full	(6)	(1,409)
Principal paydowns	—	(260)
Totals at December 31, 2020	76	$11,761
Additional advances or loans with concessions	42	11,220
Reclassified as performing	4	251
Reductions due to:
Reclassified as nonperforming	(10)	(1,639)
Paid in full	(15)	(6,198)
Principal paydowns	—	(745)
Totals at December 31, 2021	97	$14,650
The allocated allowance for credit losses attributable to restructured loans was $285 and $337 at December 31, 2021 and 2020, respectively. The Company had $305 remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2021 and no remaining availability at December 31, 2020.
In response to the economic environment caused by the COVID-19 pandemic, the Company implemented a loan deferral program in the first quarter of 2020 to provide temporary payment relief to both consumer and commercial customers. Any customer current on loan payments, taxes and insurance qualified for an initial 90-day deferral of principal and interest payments. A second 90-day deferral was available to borrowers that remained current on taxes and insurance through the first deferral period and also satisfied underwriting standards established by the Company that analyzed the ability of the borrower to service its loan in accordance with its existing terms in light of the impact of the COVID-19 pandemic on the borrower, its industry and the markets in which it operated. The Company’s loan deferral program complied with the guidance set forth in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and related guidance from the FDIC and other banking regulators. As of December 31, 2021, the Company has discontinued its deferral program but had seven loans with total balances of approximately $443 remaining on deferral. In accordance with the applicable guidance, none of these loans were considered “restructured loans.”
Credit Quality
For commercial and commercial real estate-secured loans, internal risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of commercial and commercial real estate secured loans. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loans within the “Pass” grade (those with a risk rating between 1 and 4C) generally have a lower risk of loss and therefore a lower risk factor applied to the loan balances. The “Special Mention” grade (those with a risk rating of 4E) represents a loan where a significant adverse risk-modifying action is anticipated in the near term and, left uncorrected, could result in deterioration of the credit quality of the loan. Loans that migrate toward the “Substandard” grade (those with a risk rating between 5 and 9) generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances.
The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Non Purchased Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2021
Commercial, Financial, Agricultural	$300,748	$245,940	$122,350	$44,533	$15,384	$11,103	$557,628	$2,757	$1,300,443
Pass	299,731	245,657	120,102	43,042	14,603	8,605	553,541	2,002	1,287,283
Special Mention	—	136	1,798	281	605	1,196	651	—	4,667
Substandard	1,017	147	450	1,210	176	1,302	3,436	755	8,493

Real Estate - Construction	$461,370	$371,694	$174,369	$14,813	$—	$—	$3,769	$2,428	$1,028,443
Residential	$210,734	$12,598	$—	$—	$—	$—	$3,769	$2,428	$229,529
Pass	210,734	12,598	—	—	—	—	3,769	2,428	229,529
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	$250,636	$359,096	$174,369	$14,813	$—	$—	$—	$—	$798,914
Pass	250,636	359,096	174,369	14,813	—	—	—	—	798,914
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$205,137	$83,038	$60,240	$30,044	$28,340	$8,846	$25,534	$941	$442,120
Primary	$15,599	$7,698	$3,662	$5,985	$4,150	$1,066	$4,727	$—	$42,887
Pass	15,599	7,698	3,496	5,985	4,066	1,057	4,716	—	42,617
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	166	—	84	9	11	—	270

Home Equity	$1,318	$—	$42	$131	$—	$—	$13,615	$10	$15,116
Pass	1,318	—	42	131	—	—	13,615	10	15,116
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Rental/Investment	$111,006	$61,801	$33,734	$23,520	$23,890	$7,469	$5,554	$931	$267,905
Pass	110,987	60,855	32,733	23,246	23,708	7,098	5,554	931	265,112
Special Mention	—	249	—	—	—	—	—	—	249
Substandard	19	697	1,001	274	182	371	—	—	2,544

Land Development	$77,214	$13,539	$22,802	$408	$300	$311	$1,638	$—	$116,212
Pass	74,818	13,539	22,769	408	300	311	1,638	—	113,783
Special Mention	2,396	—	—	—	—	—	—	—	2,396
Substandard	—	—	33	—	—	—	—	—	33

Real Estate - Commercial Mortgage	$1,168,118	$836,549	$680,506	$344,089	$298,644	$376,652	$147,446	$21,644	$3,873,648
Owner-Occupied	$312,031	$305,686	$220,057	$164,345	$140,265	$117,767	$59,126	$9,748	$1,329,025
Pass	310,736	304,555	218,447	161,521	134,410	109,577	59,126	8,036	1,306,408
Special Mention	1,210	1,131	—	—	1,733	328	—	1,712	6,114
Substandard	85	—	1,610	2,824	4,122	7,862	—	—	16,503

Non-Owner Occupied	$809,784	$511,803	$449,409	$173,123	$155,175	$256,133	$79,016	$11,896	$2,446,339
Pass	800,348	503,009	436,062	165,843	102,446	242,665	79,016	11,896	2,341,285
Special Mention	9,235	8,794	11,356	7,280	33,176	8,024	—	—	77,865
Substandard	201	—	1,991	—	19,553	5,444	—	—	27,189

Land Development	$46,303	$19,060	$11,040	$6,621	$3,204	$2,752	$9,304	$—	$98,284
Pass	46,034	17,030	11,040	6,569	3,204	2,752	9,304	—	95,933
Special Mention	44	—	—	—	—	—	—	—	44
Substandard	225	2,030	—	52	—	—	—	—	2,307

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Non Purchased Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Installment loans to individuals	$—	$—	$42	$—	$—	$—	$—	$—	$42
Pass	—	—	42	—	—	—	—	—	42
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$2,135,373	$1,537,221	$1,037,507	$433,479	$342,368	$396,601	$734,377	$27,770	$6,644,696
Pass	2,120,941	1,524,037	1,019,102	421,558	282,737	372,065	730,279	25,303	6,496,022
Special Mention	12,885	10,310	13,154	7,561	35,514	9,548	651	1,712	91,335
Substandard	1,547	2,874	5,251	4,360	24,117	14,988	3,447	755	57,339

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2020
Commercial, Financial, Agricultural	$1,448,273	$183,627	$76,912	$36,866	$18,124	$15,844	$255,522	$2,449	$2,037,617
Pass	1,447,594	180,979	73,325	31,362	16,308	14,626	250,528	1,562	2,016,284
Special Mention	128	1,952	2,091	3,850	1,416	109	187	—	9,733
Substandard	551	696	1,496	1,654	400	1,109	4,807	887	11,600

Real Estate - Construction	$398,891	$266,471	$52,520	$29,300	$—	$—	$13,927	$—	$761,109
Residential	$154,649	$9,836	$2,114	$—	$—	$—	$13,923	$—	$180,522
Pass	154,419	9,339	2,114	—	—	—	13,923	—	179,795
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	230	497	—	—	—	—	—	—	727

Commercial	$244,242	$256,635	$50,406	$29,300	$—	$—	$4	$—	$580,587
Pass	244,242	251,937	50,406	29,300	—	—	4	—	575,889
Special Mention	—	4,698	—	—	—	—	—	—	4,698
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$110,246	$78,482	$36,613	$30,018	$13,197	$7,172	$10,658	$1,909	$288,295
Primary	$9,422	$6,691	$3,988	$4,644	$371	$1,060	$629	$—	$26,805
Pass	9,422	5,870	3,988	4,644	371	1,045	629	—	25,969
Special Mention	—	125	—	—	—	—	—	—	125
Substandard	—	696	—	—	—	15	—	—	711

Home Equity	$157	$184	$—	$—	$—	$—	$6,051	$—	$6,392
Pass	157	184	—	—	—	—	6,051	—	6,392
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Rental/Investment	$50,558	$32,656	$27,483	$25,019	$12,620	$5,699	$1,066	$557	$155,658
Pass	50,371	31,724	26,695	24,872	12,439	5,166	1,066	557	152,890
Special Mention	—	—	—	83	77	133	—	—	293
Substandard	187	932	788	64	104	400	—	—	2,475

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Non Purchased Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans

Land Development	$50,109	$38,951	$5,142	$355	$206	$413	$2,912	$1,352	$99,440
Pass	50,109	38,388	5,142	355	203	413	2,912	1,352	98,874
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	563	—	—	3	—	—	—	566

Real Estate - Commercial Mortgage	$967,746	$801,083	$444,205	$402,110	$340,774	$277,789	$76,115	$20,845	$3,330,667
Owner-Occupied	$295,642	$256,807	$199,082	$169,527	$99,540	$85,614	$16,683	$9,733	$1,132,628
Pass	293,851	255,206	193,716	163,358	96,128	83,582	16,043	7,896	1,109,780
Special Mention	1,167	847	—	2,067	228	311	—	1,837	6,457
Substandard	624	754	5,366	4,102	3,184	1,721	640	—	16,391

Non-Owner Occupied	$635,232	$522,998	$237,075	$229,304	$236,347	$189,077	$52,456	$11,112	$2,113,601
Pass	624,289	514,030	237,075	184,673	218,106	175,702	52,456	11,112	2,017,443
Special Mention	9,105	—	—	39,007	4,688	10,788	—	—	63,588
Substandard	1,838	8,968	—	5,624	13,553	2,587	—	—	32,570

Land Development	$36,872	$21,278	$8,048	$3,279	$4,887	$3,098	$6,976	$—	$84,438
Pass	34,719	21,278	6,925	3,210	3,274	3,098	6,976	—	79,480
Special Mention	—	—	1,123	69	46	—	—	—	1,238
Substandard	2,153	—	—	—	1,567	—	—	—	3,720

Installment loans to individuals	$74	$4	$—	$—	$—	$—	$—	$16	$94
Pass	74	4	—	—	—	—	—	16	94
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$2,925,230	$1,329,667	$610,250	$498,294	$372,095	$300,805	$356,222	$25,219	$6,417,782
Pass	2,909,247	1,308,939	599,386	441,774	346,829	283,632	350,588	22,495	6,262,890
Special Mention	10,400	7,622	3,214	45,076	6,455	11,341	187	1,837	86,132
Substandard	5,583	13,106	7,650	11,444	18,811	5,832	5,447	887	68,760

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2021
Commercial, Financial, Agricultural	$71	$—	$—	$1	$—	$8,983	$23,464	$—	$32,519
Performing Loans	71	—	—	1	—	8,983	23,464	—	32,519
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$26,301	$23,270	$15,504	$7,713	$2,169	$1,168	$—	$—	$76,125
Performing Loans	26,301	23,270	15,504	7,713	2,167	1,159	—	—	76,114
Non-Performing Loans	—	—	—	—	2	9	—	—	11

Real Estate - Construction	$57,283	$12,561	$1,615	$—	$—	$—	$—	$—	$71,459
Residential	$57,283	$12,561	$1,615	$—	$—	$—	$—	$—	$71,459
Performing Loans	57,283	12,561	1,615	—	—	—	—	—	71,459
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Non Purchased Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$554,483	$419,252	$205,014	$155,535	$117,619	$207,381	$404,293	$2,776	$2,066,353
Primary	$542,659	$415,863	$203,739	$153,717	$116,689	$206,496	$—	$—	$1,639,163
Performing Loans	542,053	414,931	201,273	148,649	114,669	203,416	—	—	1,624,991
Non-Performing Loans	606	932	2,466	5,068	2,020	3,080	—	—	14,172

Home Equity	$111	$—	$79	$225	$—	$508	$404,293	$2,776	$407,992
Performing Loans	111	—	79	225	—	435	403,598	2,599	407,047
Non-Performing Loans	—	—	—	—	—	73	695	177	945

Rental/Investment	$—	$—	$99	$—	$23	$218	$—	$—	$340
Performing Loans	—	—	99	—	23	164	—	—	286
Non-Performing Loans	—	—	—	—	—	54	—	—	54

Land Development	$11,713	$3,389	$1,097	$1,593	$907	$159	$—	$—	$18,858
Performing Loans	11,688	3,298	1,065	1,593	832	159	—	—	18,635
Non-Performing Loans	25	91	32	—	75	—	—	—	223

Real Estate - Commercial Mortgage	$5,265	$3,584	$2,082	$800	$468	$137	$—	$—	$12,336
Owner-Occupied	$—	$136	$58	$—	$—	$—	$—	$—	$194
Performing Loans	—	136	58	—	—	—	—	—	194
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	$—	$31	$—	$—	$—	$—	$—	$—	$31
Performing Loans	—	31	—	—	—	—	—	—	31
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	$5,265	$3,417	$2,024	$800	$468	$137	$—	$—	$12,111
Performing Loans	5,265	3,417	2,008	800	468	86	—	—	12,044
Non-Performing Loans	—	—	16	—	—	51	—	—	67

Installment loans to individuals	$44,302	$15,436	$23,114	$7,717	$1,985	$1,917	$13,016	$36	$107,523
Performing Loans	44,254	15,360	23,035	7,704	1,958	1,890	13,016	36	107,253
Non-Performing Loans	48	76	79	13	27	27	—	—	270

Total loans not subject to risk rating	$687,705	$474,103	$247,329	$171,766	$122,241	$219,586	$440,773	$2,812	$2,366,315
Performing Loans	687,026	473,004	244,736	166,685	120,117	216,292	440,078	2,635	2,350,573
Non-Performing Loans	679	1,099	2,593	5,081	2,124	3,294	695	177	15,742

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Non Purchased Loans (continued)

Related Party Loans
Certain executive officers and directors of the Bank and their associates are customers of and have other transactions with Renasant Bank. Related party loans and commitments are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or the Bank and do not involve more than a normal risk of collectability or present other unfavorable features. A summary of the changes in related party loans follows:

Loans at December 31, 2020	$27,328
New loans and advances	10,145
Payments received	(4,866)
Changes in related parties	(2,700)
Loans at December 31, 2021	$29,907
No related party loans were classified as past due, nonaccrual, impaired or restructured at December 31, 2021 or 2020. Unfunded commitments to certain executive officers and directors and their associates totaled $10,471 and $19,911 at December 31, 2021 and 2020, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Purchased Loans
(In Thousands, Except Number of Loans)
For purposes of this Note 4, all references to “loans” mean purchased loans.
The following is a summary of purchased loans at December 31:

	2021	2020
Commercial, financial, agricultural	$90,308	$176,513
Real estate – construction:
Residential	1,287	2,859
Commercial	3,707	28,093
Total real estate – construction	4,994	30,952
Real estate – 1-4 family mortgage:
Primary	134,070	214,770
Home equity	51,496	80,392
Rental/investment	20,229	31,928
Land development	9,978	14,654
Total real estate – 1-4 family mortgage	215,773	341,744
Real estate – commercial mortgage:
Owner-occupied	234,132	323,041
Non-owner occupied	410,577	552,728
Land development	18,344	29,454
Total real estate – commercial mortgage	663,053	905,223
Installment loans to individuals	35,775	59,675
Loans	$1,009,903	$1,514,107

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Purchased Loans (continued)

Past Due and Nonaccrual Loans
The following tables provide an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2021
Commercial, financial, agricultural	$122	$—	$82,918	$83,040	$42	$1,618	$5,608	$7,268	$90,308
Real estate – construction:
Residential	—	—	1,287	1,287	—	—	—	—	1,287
Commercial	—	—	3,707	3,707	—	—	—	—	3,707
Total real estate – construction	—	—	4,994	4,994	—	—	—	—	4,994
Real estate – 1-4 family mortgage:
Primary	1,042	36	127,820	128,898	257	2,225	2,690	5,172	134,070
Home equity	149	—	50,573	50,722	—	373	401	774	51,496
Rental/investment	20	—	20,105	20,125	26	—	78	104	20,229
Land development	—	—	9,978	9,978	—	—	—	—	9,978
Total real estate – 1-4 family mortgage	1,211	36	208,476	209,723	283	2,598	3,169	6,050	215,773
Real estate – commercial mortgage:
Owner-occupied	1,511	323	230,305	232,139	—	289	1,704	1,993	234,132
Non-owner occupied	—	—	407,639	407,639	—	—	2,938	2,938	410,577
Land development	—	—	18,218	18,218	—	—	126	126	18,344
Total real estate – commercial mortgage	1,511	323	656,162	657,996	—	289	4,768	5,057	663,053
Installment loans to individuals	839	8	34,690	35,537	15	11	212	238	35,775
Loans, net of unearned income	$3,683	$367	$987,240	$991,290	$340	$4,516	$13,757	$18,613	$1,009,903

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Purchased Loans (continued)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2020
Commercial, financial, agricultural	$818	$101	$163,658	$164,577	$74	$2,024	$9,838	$11,936	$176,513
Real estate – construction:
Residential	—	—	2,859	2,859	—	—	—	—	2,859
Commercial	—	—	28,093	28,093	—	—	—	—	28,093
Total real estate – construction	—	—	30,952	30,952	—	—	—	—	30,952
Real estate – 1-4 family mortgage:
Primary	2,394	74	206,635	209,103	687	2,799	2,181	5,667	214,770
Home equity	294	43	78,739	79,076	4	674	638	1,316	80,392
Rental/investment	180	14	30,931	31,125	—	724	79	803	31,928
Land development	109	—	14,231	14,340	—	—	314	314	14,654
Total real estate – 1-4 family mortgage	2,977	131	330,536	333,644	691	4,197	3,212	8,100	341,744
Real estate – commercial mortgage:
Owner-occupied	2,511	—	317,997	320,508	193	447	1,893	2,533	323,041
Non-owner occupied	207	—	544,694	544,901	7,682	—	145	7,827	552,728
Land development	112	—	28,962	29,074	—	164	216	380	29,454
Total real estate – commercial mortgage	2,830	—	891,653	894,483	7,875	611	2,254	10,740	905,223
Installment loans to individuals	2,026	35	57,339	59,400	31	136	108	275	59,675
Loans, net of unearned income	$8,651	$267	$1,474,138	$1,483,056	$8,671	$6,968	$15,412	$31,051	$1,514,107
Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There was one restructured loan totaling $36 that was contractually 90 days past due or more and still accruing at December 31, 2021. There was one restructured loan totaling $74 that was contractually 90 days past due or more and still accruing at December 31, 2020. The outstanding balance of restructured loans on nonaccrual status was $10,380 and $12,788 at December 31, 2021 and 2020, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Purchased Loans (continued)

Restructured Loans
At December 31, 2021, 2020 and 2019, there were $5,609, $8,687 and $7,275, respectively, of restructured loans. The following table illustrates the impact of modifications classified as restructured loans held on the Consolidated Balance Sheets and still performing in accordance with their restructured terms at period end, segregated by class, as of the periods presented.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
December 31, 2021
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
During the year ended December 31, 2021, the Company had no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring. During the years ended December 31, 2020 and 2019, the Company had $74 and $101, respectively, in troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Purchased Loans (continued)

Changes in the Company’s restructured loans are set forth in the table below.

	Number of Loans	Recorded Investment
Totals at January 1, 2020	54	$7,275
Additional advances or loans with concessions	13	5,378
Reclassified as performing	1	74
Reductions due to:
Reclassified as nonperforming	(14)	(2,563)
Paid in full	(5)	(978)
Charge-offs	(1)	(3)
Principal paydowns	—	(496)
Totals at December 31, 2020	48	$8,687
Additional advances or loans with concessions	3	1,419
Reclassified as performing	2	115
Reductions due to:
Reclassified as nonperforming	(8)	(2,751)
Paid in full	(6)	(1,388)
Charge-offs	(1)	(205)
Principal paydowns	—	(268)
Totals at December 31, 2021	38	$5,609
The allocated allowance for credit losses attributable to restructured loans was $104 and $612 at December 31, 2021 and 2020, respectively. The Company had $2 and $370 in remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2021 and 2020, respectively.
As discussed in Note 3, “Non Purchased Loans,” the Company implemented a loan deferral program in response to the COVID-19 pandemic. As of December 31, 2021, the Company had two loans with total balances of approximately $76 remaining on deferral. Under the applicable guidance, none of these loans were considered “restructured loans.”
Credit Quality
A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 3, “Non Purchased Loans.” The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2021
Commercial, Financial, Agricultural	$—	$—	$646	$12,199	$12,247	$25,562	$38,328	$1,326	$90,308
Pass	—	—	646	11,612	8,918	18,877	37,555	899	78,507
Special Mention	—	—	—	246	—	—	—	—	246
Substandard	—	—	—	341	3,329	6,685	773	427	11,555

Real Estate - Construction	$—	$—	$—	$601	$—	$4,393	$—	$—	$4,994
Residential	$—	$—	$—	$601	$—	$686	$—	$—	$1,287
Pass	—	—	—	601	—	686	—	—	1,287
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Purchased Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans

Commercial	$—	$—	$—	$—	$—	$3,707	$—	$—	$3,707
Pass	—	—	—	—	—	3,707	—	—	3,707
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$152	$10,151	$2,781	$32,841	$1,476	$201	$47,602
Primary	$—	$—	$34	$2,485	$1,367	$12,336	$161	$—	$16,383
Pass	—	—	34	2,485	1,367	9,408	161	—	13,455
Special Mention	—	—	—	—	—	59	—	—	59
Substandard	—	—	—	—	—	2,869	—	—	2,869

Home Equity	$—	$—	$—	$—	$—	$42	$1,087	$201	$1,330
Pass	—	—	—	—	—	42	717	—	759
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	370	201	571

Rental/Investment	$—	$—	$118	$804	$1,273	$17,806	$228	$—	$20,229
Pass	—	—	118	804	1,273	17,035	77	—	19,307
Special Mention	—	—	—	—	—	38	—	—	38
Substandard	—	—	—	—	—	733	151	—	884

Land Development	$—	$—	$—	$6,862	$141	$2,657	$—	$—	$9,660
Pass	—	—	—	6,862	111	1,249	—	—	8,222
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	30	1,408	—	—	1,438

Real Estate - Commercial Mortgage	$—	$—	$325	$50,519	$123,254	$467,983	$5,912	$14,324	$662,317
Owner-Occupied	$—	$—	$—	$13,344	$17,621	$200,111	$3,056	$—	$234,132
Pass	—	—	—	13,344	13,888	182,779	3,056	—	213,067
Special Mention	—	—	—	—	1,553	394	—	—	1,947
Substandard	—	—	—	—	2,180	16,938	—	—	19,118

Non-Owner Occupied	$—	$—	$325	$35,887	$103,739	$254,080	$2,222	$14,324	$410,577
Pass	—	—	325	19,510	100,682	222,048	2,222	4,418	349,205
Special Mention	—	—	—	16,370	—	359	—	—	16,729
Substandard	—	—	—	7	3,057	31,673	—	9,906	44,643

Land Development	$—	$—	$—	$1,288	$1,894	$13,792	$634	$—	$17,608
Pass	—	—	—	1,288	1,894	7,904	634	—	11,720
Special Mention	—	—	—	—	—	5,141	—	—	5,141
Substandard	—	—	—	—	—	747	—	—	747

Installment loans to individuals	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$—	$—	$1,123	$73,470	$138,282	$530,779	$45,716	$15,851	$805,221
Pass	—	—	1,123	56,506	128,133	463,735	44,422	5,317	699,236
Special Mention	—	—	—	16,616	1,553	5,991	—	—	24,160
Substandard	—	—	—	348	8,596	61,053	1,294	10,534	81,825

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Purchased Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans

Land Development	$—	$—	$5,594	$3,801	$2,915	$11,817	$188	$—	$24,315
Pass	—	—	5,594	3,801	2,780	4,962	188	—	17,325
Special Mention	—	—	—	—	—	5,438	—	—	5,438
Substandard	—	—	—	—	135	1,417	—	—	1,552

Installment loans to individuals	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$—	$711	$129,343	$197,536	$205,757	$494,579	$88,151	$6,729	$1,122,806
Pass	—	711	105,035	180,249	159,612	435,652	69,482	409	951,150
Special Mention	—	—	2,948	97	15,076	9,224	—	—	27,345
Substandard	—	—	21,360	17,190	31,069	49,703	18,669	6,320	144,311

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2021
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$202	$1,480	$19,988	$101,060	$44,086	$1,355	$168,171
Primary	$—	$—	$202	$938	$17,505	$98,961	$—	$81	$117,687
Performing Loans	—	—	202	829	16,902	94,607	—	81	112,621
Non-Performing Loans	—	—	—	109	603	4,354	—	—	5,066

Home Equity	$—	$—	$—	$542	$2,441	$1,823	$44,086	$1,274	$50,166
Performing Loans	—	—	—	542	2,441	1,769	43,700	1,141	49,593
Non-Performing Loans	—	—	—	—	—	54	386	133	573

Rental/Investment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	$—	$—	$—	$—	$42	$276	$—	$—	$318
Performing Loans	—	—	—	—	42	276	—	—	318
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Purchased Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans

Real Estate - Commercial Mortgage	$—	$—	$—	$147	$31	$558	$—	$—	$736
Owner-Occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	$—	$—	$—	$147	$31	$558	$—	$—	$736
Performing Loans	—	—	—	147	31	558	—	—	736
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Installment loans to individuals	$—	$—	$—	$20,581	$9,721	$3,881	$1,558	$34	$35,775
Performing Loans	—	—	—	20,566	9,714	3,684	1,541	23	35,528
Non-Performing Loans	—	—	—	15	7	197	17	11	247

Total loans not subject to risk rating	$—	$—	$202	$22,208	$29,740	$105,499	$45,644	$1,389	$204,682
Performing Loans	—	—	202	22,084	29,130	100,894	45,241	1,245	198,796
Non-Performing Loans	—	—	—	124	610	4,605	403	144	5,886

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2020
Commercial, Financial, Agricultural	$—	$—	$445	$349	$303	$2,899	$6,809	$46	$10,851
Performing Loans	—	—	445	349	303	2,899	6,784	46	10,826
Non-Performing Loans	—	—	—	—	—	—	25	—	25

Real Estate - Construction	$—	$—	$421	$—	$—	$—	$—	$—	$421
Residential	$—	$—	$421	$—	$—	$—	$—	$—	$421
Performing Loans	—	—	421	—	—	—	—	—	421
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$371	$3,082	$33,674	$28,169	$140,689	$70,870	$2,672	$279,527
Primary	$—	$248	$1,953	$30,078	$25,956	$127,642	$630	$111	$186,618
Performing Loans	—	248	1,842	29,321	25,935	122,970	630	25	180,971
Non-Performing Loans	—	—	111	757	21	4,672	—	86	5,647

Home Equity	$—	$—	$742	$3,324	$1,668	$1,027	$70,120	$2,561	$79,442
Performing Loans	—	—	742	3,324	1,668	960	69,518	2,124	78,336
Non-Performing Loans	—	—	—	—	—	67	602	437	1,106

Rental/Investment	$—	$123	$—	$200	$193	$10,893	$120	$—	$11,529
Performing Loans	—	123	—	200	193	10,800	120	—	11,436
Non-Performing Loans	—	—	—	—	—	93	—	—	93

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Allowance for Credit Losses
(In Thousands, Except Number of Loans)
The following is a summary of non purchased and purchased loans and leases at December 31:

	2021	2020
Commercial, financial, agricultural	$1,423,270	$2,536,984
Lease financing	80,192	80,022
Real estate – construction:
Residential	302,275	246,673
Commercial	802,621	611,431
Total real estate – construction	1,104,896	858,104
Real estate – 1-4 family mortgage:
Primary	1,816,120	1,750,951
Home equity	474,604	513,160
Rental/investment	288,474	296,364
Land development	145,048	137,833
Total real estate – 1-4 family mortgage	2,724,246	2,698,308
Real estate – commercial mortgage:
Owner-occupied	1,563,351	1,657,806
Non-owner occupied	2,856,947	2,747,467
Land development	128,739	149,579
Total real estate – commercial mortgage	4,549,037	4,554,852
Installment loans to individuals	143,340	209,537
Gross loans	10,024,981	10,937,807
Unearned income	(4,067)	(4,160)
Loans, net of unearned income	10,020,914	10,933,647
Allowance for credit losses on loans	(164,171)	(176,144)
Net loans	$9,856,743	$10,757,503

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Allowance for Credit Losses (continued)

Allowance for Credit Losses on Loans
The following table provides a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Year Ended December 31, 2021
Allowance for credit losses on loans:
Beginning balance	$39,031	$16,047	$32,165	$76,127	$1,624	$11,150	$176,144
Charge-offs	(7,087)	(52)	(1,164)	(5,184)	(13)	(5,374)	(18,874)
Recoveries	1,470	13	1,498	541	49	5,030	8,601
Net charge-offs	(5,617)	(39)	334	(4,643)	36	(344)	(10,273)
Provision (recoveries) of credit losses on loans	508	411	(143)	(2,544)	(174)	242	(1,700)
Ending balance	$33,922	$16,419	$32,356	$68,940	$1,486	$11,048	$164,171
Period-End Amount Allocated to:
Individually evaluated	$9,239	$—	$216	$2,401	$—	$607	$12,463
Collectively evaluated	24,683	16,419	32,140	66,539	1,486	10,441	151,708
Ending balance	$33,922	$16,419	$32,356	$68,940	$1,486	$11,048	$164,171
Loans:
Individually evaluated	$12,776	$—	$5,360	$14,623	$—	$690	$33,449
Collectively evaluated	1,410,494	1,104,896	2,718,886	4,534,414	76,125	142,650	9,987,465
Ending balance	$1,423,270	$1,104,896	$2,724,246	$4,549,037	$76,125	$143,340	$10,020,914

Nonaccruing loans with no allowance for credit losses	$397	$—	$2,329	$5,270	$—	$22	$8,018

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Allowance for Credit Losses (continued)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Year Ended December 31, 2020
Allowance for credit losses on loans:
Beginning balance	$10,658	$5,029	$9,814	$24,990	$910	$761	$52,162
Impact of the adoption of ASC 326	11,351	3,505	14,314	4,293	521	8,500	42,484
Charge-offs	(3,577)	(716)	(1,167)	(2,642)	(168)	(7,835)	(16,105)
Recoveries	1,263	31	838	2,478	11	7,632	12,253
Net charge-offs	(2,314)	(685)	(329)	(164)	(157)	(203)	(3,852)
Provision for credit losses on loans	19,336	8,198	8,366	47,008	350	2,092	85,350
Ending balance	$39,031	$16,047	$32,165	$76,127	$1,624	$11,150	$176,144
Period-End Amount Allocated to:
Individually evaluated	$10,345	$497	$300	$2,444	$—	$604	$14,190
Collectively evaluated	28,686	15,550	31,865	73,683	1,624	10,546	161,954
Ending balance	$39,031	$16,047	$32,165	$76,127	$1,624	$11,150	$176,144
Loans:
Individually evaluated	$16,091	$497	$5,379	$21,764	$—	$619	$44,350
Collectively evaluated	2,520,893	857,607	2,692,929	4,533,088	75,862	208,918	10,889,297
Ending balance	$2,536,984	$858,104	$2,698,308	$4,554,852	$75,862	$209,537	$10,933,647

Nonaccruing loans with no allowance for credit losses	$541	$—	$4,054	$4,382	$—	$—	$8,977
The Company’s allowance for credit loss model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. Based on the continual improvements in these forecasts over the last year, nominal loan growth excluding PPP loans and stable credit metrics, the Company’s allowance model indicated that a release of the allowance for credit losses was appropriate during 2021.

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

Allowance for Credit Losses on Unfunded Loan Commitments
The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

	Year Ended
	2021	2020
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,535	$946
Impact of the adoption of ASC 326	—	10,389
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	(500)	9,200
Ending balance	$20,035	$20,535

Note 6 – Premises and Equipment
(In Thousands)
Bank premises and equipment at December 31 are summarized as follows:

	2021	2020
Premises	$247,484	$250,313
Leasehold improvements	29,412	21,289
Furniture and equipment	65,286	64,798
Computer equipment	24,412	24,114
Autos	143	144
Lease right-of-use assets	63,547	66,023
Total	430,284	426,681
Accumulated depreciation	(137,162)	(126,185)
Net	$293,122	$300,496

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 6 - Premises and Equipment (continued)
Depreciation expense was $16,406, $18,699 and $16,379 for the years ended December 31, 2021, 2020 and 2019, respectively.
See Note 24, “Leases,” for further details regarding the Company’s right-of-use assets.

Note 7 – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

	Purchased OREO	Non Purchased OREO	Total OREO
December 31, 2021
Residential real estate	$93	$166	$259
Commercial real estate	39	722	761
Residential land development	301	4	305
Commercial land development	1,156	59	1,215
Total	$1,589	$951	$2,540
December 31, 2020
Residential real estate	$72	$107	$179
Commercial real estate	1,741	924	2,665
Residential land development	337	676	1,013
Commercial land development	1,777	338	2,115
Total	$3,927	$2,045	$5,972
Changes in the Company’s purchased and non purchased OREO were as follows for the periods presented:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at December 31, 2019	$5,248	$2,762	$8,010
Transfers of loans	4,058	4,530	8,588
Impairments	(1,581)	(579)	(2,160)
Dispositions	(3,747)	(4,668)	(8,415)
Other	(51)	—	(51)
Balance at December 31, 2020	$3,927	$2,045	$5,972
Transfers of loans	1,056	2,124	3,180
Impairments	(220)	(86)	(306)
Dispositions	(3,043)	(3,123)	(6,166)
Other	(131)	(9)	(140)
Balance at December 31, 2021	$1,589	$951	$2,540
At December 31, 2021 and 2020, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $22 and $1,308, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 7 – Other Real Estate Owned (continued)

Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows, as of the dates presented:

	December 31,
	2021	2020	2019
Repairs and maintenance	$79	$279	$326
Property taxes and insurance	69	364	343
Impairments	306	2,160	1,265
Net (gains) losses on OREO sales	(176)	(23)	94
Rental income	(25)	(26)	(15)
Total	$253	$2,754	$2,013

Note 8 – Goodwill and Other Intangible Assets
(In Thousands)
Changes in the carrying amount of goodwill during the years ended December 31, 2021 were as follows:

	Community Banks	Insurance	Total
Balance at December 31, 2019	$936,916	$2,767	$939,683
Additions to goodwill and other adjustments	—	—	—
Balance at December 31, 2020	$936,916	$2,767	$939,683
Additions to goodwill and other adjustments	—	—	—
Balance at December 31, 2021	$936,916	$2,767	$939,683
The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2021
Core deposit intangible	$82,492	$(59,399)	$23,093
Customer relationship intangible	2,470	(1,465)	1,005
Total finite-lived intangible assets	$84,962	$(60,864)	$24,098
December 31, 2020
Core deposit intangible	$82,492	$(53,539)	$28,953
Customer relationship intangible	2,470	(1,284)	1,186
Total finite-lived intangible assets	$84,962	$(54,823)	$30,139
Core deposit intangible amortization expense for the years ended December 31, 2021, 2020 and 2019 was $5,861, $6,940 and $7,965, respectively. Customer relationship intangible amortization expense for the year ended December 31, 2021, 2020 and 2019 was $181, $181 and $140, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 8 – Goodwill and Other Intangible Assets (continued)
The estimated amortization expense of finite-lived intangible assets for the five succeeding fiscal years is summarized as follows:

	Core Deposit Intangible	Customer Relationship Intangible	Total
2022	$4,940	$181	$5,121
2023	4,042	181	4,223
2024	3,498	181	3,679
2025	3,102	181	3,283
2026	2,899	138	3,037

Note 9 – Mortgage Servicing Rights
(In Thousands)
Changes in the Company’s mortgage servicing rights (“MSRs”) were as follows, for the periods presented:

Carrying Value at January 1, 2020	$53,208
Capitalization	41,235
Amortization	(19,723)
Valuation adjustment	(11,726)
Carrying Value at December 31, 2020	$62,994
Capitalization	33,948
Amortization	(21,485)
Valuation adjustment	13,561
Carrying Value at December 31, 2021	$89,018
The valuation adjustments reflected in the table above are included in “Mortgage banking income” in the Consolidated Statements of Income. The movement of mortgage interest rates has an inverse relationship with prepayment speeds and discount rates.
Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31 are as follows:

	2021	2020	2019
Unpaid principal balance	$8,728,629	$7,322,671	$4,871,155
Weighted-average prepayment speed (CPR)	10.56%	15.05%	11.48%
Estimated impact of a 10% increase	$(3,875)	$(4,001)	$(2,469)
Estimated impact of a 20% increase	(7,464)	(7,674)	(4,774)

Discount rate	9.82%	9.86%	9.69%
Estimated impact of a 100bp increase	$(4,153)	$(2,144)	$(2,027)
Estimated impact of a 200bp increase	(8,119)	(4,144)	(3,908)

Weighted-average coupon interest rate	3.29%	3.58%	4.04%
Weighted-average servicing fee (basis points)	30.37	29.94	29.20
Weighted-average remaining maturity (in years)	6.69	5.14	6.35
The Company recorded servicing fees of $17,968, $12,628 and $9,491, for the twelve months ended December 31, 2021, 2020 and 2019, respectively. These fees are included under the line item “Mortgage banking income” in the Consolidated Statements of Income.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 10 – Deposits
(In Thousands)
The following is a summary of deposits as of December 31:

	2021	2020
Noninterest-bearing deposits	$4,718,124	$3,685,048
Interest-bearing demand deposits	6,695,879	5,830,288
Savings deposits	1,080,338	847,857
Time deposits	1,411,383	1,695,888
Total deposits	$13,905,724	$12,059,081
The approximate scheduled maturities of time deposits at December 31, 2021 are as follows:

2022	$1,089,198
2023	180,675
2024	91,617
2025	29,300
2026	19,421
Thereafter	1,172
Total	$1,411,383
The aggregate amount of time deposits in denominations of $250 or more at December 31, 2021 and 2020 was $326,076 and $426,762, respectively. Certain executive officers and directors and their respective affiliates had amounts on deposit with Renasant Bank of approximately $27,908 and $25,302 at December 31, 2021 and 2020, respectively.

Note 11 – Short-Term Borrowings
(In Thousands)
Short-term borrowings as of December 31 are summarized as follows:

	2021	2020
Securities sold under agreements to repurchase	$13,947	$10,947
Federal funds purchased	—	10,393
Total short-term borrowings	$13,947	$21,340
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
FHLB short-term advances, of which there were none at December 31, 2021 and 2020, are borrowings with original maturities of less than one year. In connection with the prepayment of $430,000 in short-term advances from the FHLB during 2020, the Company incurred penalty charges of $121 which is included in the line item “Debt prepayment penalty” in the Consolidated Statements of Income. The Company did not prepay any outstanding short-term advances from the FHLB in 2021 and 2019.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 11 – Short-Term Borrowings (continued)

The average balances and cost of funds of short-term borrowings for the years ending December 31 are summarized as follows:

	Average Balances			Cost of Funds
	2021	2020	2019	2021	2020	2019
Federal Home Loan Bank short-term advances	$—	$345,601	$114,965	—%	1.09%	2.59%
Federal funds purchased	747	363	—	0.33	—	—
Securities sold under agreements to repurchase	12,662	10,889	8,479	0.29	0.30	0.15
Total short-term borrowings	$13,409	$356,853	$123,444	0.29%	1.07%	2.43%
The Company maintains lines of credit with correspondent banks totaling $180,000 at December 31, 2021. Interest is charged at the market federal funds rate on all advances. There were no amounts outstanding under these lines of credit at December 31, 2021 or 2020.

Note 12 – Long-Term Debt
(In Thousands)
Long-term debt as of December 31, 2021 and 2020 is summarized as follows:

	2021	2020
Federal Home Loan Bank advances	$417	$152,167
Junior subordinated debentures	111,373	110,794
Subordinated notes	359,419	212,009
Total long-term debt	$471,209	$474,970
Federal Home Loan Bank Advances
Long-term advances from the FHLB outstanding at December 31, 2021 mature in 2022 with a fixed rate of 1.86%. Weighted-average interest rates on outstanding advances at December 31, 2021 and 2020 were 1.86% and 0.05%, respectively. These advances are collateralized by a blanket lien on the Bank’s loans. The Company had availability on unused lines of credit with the FHLB of $4,214,274 at December 31, 2021.
In connection with the prepayment of $150,000 and $2,094 in long-term advances from the FHLB during 2021 and 2019, respectively, the Company incurred penalty charges of $6,123 and $54, respectively, which is included in the line item “Debt prepayment penalty” in the Consolidated Statements of Income. The Company did not prepay any outstanding long-term advances from the FHLB during 2020.
Junior Subordinated Debentures
The Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired). The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities. Distributions on the capital securities are payable quarterly at a rate per annum equal to the interest rate being earned by the trusts on the debentures held by the trusts which interest rate reprices quarterly. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. All of the debentures are currently redeemable at par. The Company has entered into an agreement which fully and unconditionally guarantees the capital securities of each trust subject to the terms of the guarantee.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Long-Term Debt (continued)

The following table provides details on the debentures as of December 31, 2021:

	Principal Amount	Interest Rate	Year of Maturity	Amount Included in Tier 1 Capital
PHC Statutory Trust I	$20,619	3.07%	2033	$20,000
PHC Statutory Trust II	31,959	2.07	2035	31,000
Capital Bancorp Capital Trust I	12,372	1.72	2035	12,000
First M&F Statutory Trust I	30,928	1.53	2036	22,194
Brand Group Holdings Statutory Trust I	10,310	2.27	2035	9,216
Brand Group Holdings Statutory Trust II	5,155	3.20	2037	5,051
Brand Group Holdings Statutory Trust III	5,155	3.20	2038	5,051
Brand Group Holdings Statutory Trust IV	3,093	3.95	2038	3,270
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
In connection with the acquisition of First M&F Corporation in 2013, the Company assumed the debentures issued to First M&F Statutory Trust I. The discount associated with the Company’s assumption of the debentures issued to First M&F Statutory Trust I had a carrying value of $7,806 at December 31, 2021 and $8,354 at December 31, 2020. The discount is being amortized through March 2036. The interest rate for First M&F Statutory Trust I reprices quarterly equal to the three-month LIBOR plus a spread of 133 basis points. In April 2018, the Company entered into an interest rate swap agreement effective June 15, 2018, whereby the Company pays a fixed rate of 4.180% and receives a variable rate of three-month LIBOR plus a spread of 133 basis points on a quarterly basis and will mature in June 2028.
In connection with the acquisition of Brand Group Holdings, Inc. ("Brand") in 2018, the Company assumed the debentures issued to Brand Group Holdings Statutory Trust I, Brand Group Holdings Statutory Trust II, Brand Group Holdings Statutory Trust III and Brand Group Holdings Statutory Trust IV. The discount associated with the Company’s assumption of the debentures issued to the respective Brand trusts had a carrying value of $412 at December 31, 2021 and $443 at December 31, 2020 and is being amortized through September 2038. The interest rate for each trust acquired from Brand reprices quarterly equal to the three-month LIBOR at the determination date plus 205 basis points for Brand Group Holdings Statutory Trust I, plus 300 basis points for Brand Group Holdings Statutory Trust II and III, and plus 375 basis points for Brand Group Holdings Statutory Trust IV.
The Company has classified $107,782 of the debentures described in the above paragraphs as Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital. Although the Company’s existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition of a financial institution the Company exceeds $15,000,000 in assets, or if the Company makes any such acquisition after exceeding $15,000,000 in assets, the Company will lose Tier 1 treatment of our junior subordinated debentures.
For more information about the Company’s derivative financial instruments, see Note 14, “Derivative Instruments.”

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Long-Term Debt (continued)

Subordinated notes
On August 22, 2016, the Company issued and sold in an underwritten public offering $60,000 aggregate principal amount of its 5.00% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “2026 Notes”) and $40,000 aggregate principal amount of its 5.50% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “5.50% 2031 Notes”), at a public offering price equal to 100% of the aggregate principal amounts of the notes. On September 3, 2020, the Company issued and sold in an underwritten public offering $100,000 aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “2035 Notes”), at a public offering price equal to 100% of the aggregate principal amounts of the notes. On November 23, 2021, the Company issued and sold in an underwritten public offering $200,000 in aggregate principal amount of its 3.00% Fixed-to-Floating Rate Subordinated Notes due 2031 (the “3.00% 2031 Notes”), at a public offering price equal to 100% of the aggregate principal amounts of the notes. The 2026 Notes, the 5.50% 2031 Notes, the 2035 Notes and the 3.00% 2031 Notes are referred to collectively as the “Notes”.
The 2026 Notes, 5.50% 2031 Notes, 2035 Notes and 3.00% 2031 Notes mature on September 1, 2026, September 1, 2031, September 15, 2035, and December 1, 2031, respectively. Until but excluding September 1, 2021 and 2026, respectively, the Company paid interest as to the 2026 Notes, and pays interest as to the 5.50% Notes, semi-annually in arrears on each March 1 and September 1 at a fixed annual interest rate equal to 5.00% and 5.50%, respectively. From and including September 1, 2021 and 2026, respectively, to but excluding the maturity date or the date of earlier redemption, the interest rate on the 2026 Notes and the 5.50% 2031 Notes will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus a spread of 384 basis points and 407.1 basis points, respectively, payable quarterly in arrears on each March 1, June 1, September 1 and December 1. Until but excluding September 15, 2030, the Company pays interest on the 2035 Notes semi-annually in arrears on each March 15 and September 15 at a fixed annual interest rate equal to 4.50%. From and including September 15, 2030, to but excluding the maturity date or the date of earlier redemption, the interest rate on the 2035 Notes will reset quarterly to an annual interest rate equal to the then-current three-month Secured Overnight Finance Rate ("SOFR") plus a spread of 402.5 basis points, payable quarterly in arrears on each March 15, June 15, September 15 and December 15. Until but excluding December 1, 2026, the Company pays interest on the 3.00% 2031 Notes semi-annually in arrears on each June 1 and December 1 at a fixed annual interest rate equal to 3.00%. From and including December 1, 2026, to but excluding the maturity date or the date of earlier redemption, the interest rate on the 3.00% 2031 Notes will reset quarterly to an annual interest rate equal to the then-current benchmark rate (expected to be three-month SOFR plus a spread of 191 basis points, payable quarterly in arrears on each March 1, June 1, September 1, and December 1. Notwithstanding the foregoing, for all of the Notes, in the event that three-month LIBOR or three-month SOFR is less than zero, three-month LIBOR or three-month SOFR, as applicable, shall be deemed to be zero. Beginning with the interest payment date of September 1, 2021 as to the 2026 Notes, September 1, 2026 as to the 5.50% 2031 Notes, September 15, 2030 as to the 2035 Notes, and December 1, 2026 as to the 3.00% 2031 Notes, and on any interest payment date thereafter, the Company may redeem the applicable Notes in whole or in part at a redemption price equal to 100% of the principal amount of the respective Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption.
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
During October 2021, the Company redeemed, at par, the $15,000 6.50% Fixed-to-Floating Rate Subordinated Notes acquired as part of the Metropolitan BancGroup, Inc. acquisition in 2017 and in December 2021 the Company redeemed, at par, $30,000 of the 2026 Notes. During 2019, the Company redeemed the $30,000 of 8.50% Fixed Rate Subordinated Notes assumed in the Brand acquisition and incurred a debt prepayment penalty of $900, which was accounted for in the purchase accounting fair value adjustment.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Long-Term Debt (continued)

The aggregate stated maturities of long-term debt outstanding at December 31, 2021, are summarized as follows:

	Federal Home Loan Bank advances	Junior subordinated debentures	Subordinated notes	Total
2022	$417	$—	$—	$417
2023	—	—	—	—
2024	—	—	—	—
2025	—	—	—	—
2026	—	—	29,724	29,724
Thereafter	—	111,373	329,695	441,068
Total	$417	$111,373	$359,419	$471,209

Note 13 – Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
Pension and Post-retirement Medical Plans
The Company sponsors a noncontributory defined benefit pension plan, under which participation and benefit accruals ceased as of December 31, 1996. The Company’s funding policy is to contribute annually to the plan an amount not less than the minimum required contribution, as determined annually by consulting actuaries in accordance with funding standards imposed under the Internal Revenue Code of 1986, as amended. No contributions were made or required in 2021 or 2020. The Company does not anticipate that a contribution will be required in 2022. The plan’s accumulated benefit obligation and projected benefit obligation are substantially the same since benefit accruals have ceased. The accumulated benefit obligation was $27,567 and $28,226 at December 31, 2021 and 2020, respectively. There is no additional minimum pension liability required to be recognized.
The Company provides retiree medical benefits, consisting of the opportunity to purchase coverage at subsidized rates under the Company’s group medical plan. Employees eligible to participate must (i) have been employed by the Company and enrolled in the Company’s group medical plan as of December 31, 2004 and (ii) retire from the Company between ages 55 and 65 with at least 15 years of service or 70 points (points determined as the sum of the employee’s age and years of service). The Company periodically determines the portion of the premiums to be paid by each retiree and the portion to be paid by the Company. Coverage ceases when a retiree attains age 65 and is eligible for Medicare. The Company contributed $231 and $214 to the plan in 2021 and 2020, respectively; the Company expects to contribute approximately $176 in 2022.
The Company accounts for its obligations related to retiree benefits in accordance with ASC 715, “Compensation – Retirement Benefits.” The assumed rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) for 2021 is 5%. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation or the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2021 and for the year then ended.
In 2020, the Company offered a voluntary early retirement program (referred to as the “VERP”) to eligible employees. Among other items, participants in the VERP received accelerated payouts from the Company’s defined benefit pension plan, retiree medical benefits on terms substantially identical to those applicable to other retirees, and other cash payments. Cash payments are a noninterest expense and are included in the “Restructuring charges” line item on the Consolidated Statements of Income. Amounts attributable to accelerated payouts from the defined benefit pension plan and post-retirement health benefits for participants in the VERP are included in the following tables.
The following table presents information relating to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits - Renasant”) and the post-retirement health and life plan (“Other Benefits”) as of December 31, 2021 and 2020:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Employee Benefit and Deferred Compensation Plans (continued)

	Pension Benefits Renasant		Other Benefits
	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$28,226	$28,020	$1,019	$707
Service cost	—	—	5	6
Interest cost	682	984	14	13
Plan participants’ contributions	—	—	152	52
Amendments(1)	—	—	—	486
Actuarial loss (gain)	672	3,239	(221)	21
Benefits paid(1)	(2,013)	(4,017)	(383)	(266)
Benefit obligation at end of year	$27,567	$28,226	$586	$1,019
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$30,549	$28,585
Actual return on plan assets	1,863	5,981
Contribution by employer	—	—
Benefits paid	(2,013)	(4,017)
Fair value of plan assets at end of year	$30,399	$30,549
Funded status at end of year	$2,832	$2,323	$(586)	$(1,019)
Weighted-average assumptions as of December 31
Discount rate used to determine the benefit obligation	2.79%	2.44%	2.35%	1.77%
(1) Attributable to retiree medical benefits and $2,073 of accelerated defined benefit pension plan payouts in 2020 provided to VERP participants.
The discount rate assumptions at December 31, 2021 were determined using a yield curve approach. A yield curve was developed from a selection of high quality fixed-income investments whose cash flows approximate the timing and amount of expected cash flows from the plans. The selected discount rate is the rate that produces the same present value of the plans’ projected benefit payments.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Employee Benefit and Deferred Compensation Plans (continued)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for the defined benefit pension and post-retirement health and life plans for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Pension Benefits Renasant			Other Benefits
	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$—	$5	$6	$7
Interest cost	682	984	1,176	14	13	31
Expected return on plan assets	(1,768)	(1,651)	(1,450)	—	—	—
Prior service cost recognized(1)	—	—	—	—	485	—
Recognized actuarial loss (gain)	265	349	442	(3)	(90)	(23)
Settlement/curtailment/termination losses(1)	—	567	—	—	—	—
Net periodic benefit cost	(821)	249	168	16	414	15
Net actuarial (gain) loss arising during the period	577	(1,090)	(31)	(221)	21	(60)
Net Settlement/curtailment/termination losses(1)	—	(567)	—	—	—	—
New prior service cost(1)	—	—	—	—	485	—
Amortization of net actuarial (loss) gain recognized in net periodic pension cost	(265)	(349)	(442)	3	90	23
Amortization of prior service cost(1)	—	—	—	—	(485)	—
Total recognized in other comprehensive income	312	(2,006)	(473)	(218)	111	(37)
Total recognized in net periodic benefit cost and other comprehensive income	$(509)	$(1,757)	$(305)	$(202)	$525	$(22)
Weighted-average assumptions as of December 31
Discount rate used to determine net periodic pension cost	2.44%	3.59%	4.56%	1.77%	2.91%	4.07%
Expected return on plan assets	6.00%	6.00%	6.00%	N/A	N/A	N/A
(1) Attributable to retiree medical benefits and accelerated defined benefit pension plan payouts provided to VERP participants and, with respect to amounts included in Net periodic benefit cost, included in the “Restructuring charges” line item on the Consolidated Statements of Income.
Future estimated benefit payments under the Renasant defined benefit pension plan and other benefits are as follows:

	Pension Benefits Renasant	Other Benefits
2022	$2,210	$176
2023	2,190	125
2024	2,178	67
2025	2,142	64
2026	2,106	53
2027 - 2031	9,690	116

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Employee Benefit and Deferred Compensation Plans (continued)

Amounts recognized in accumulated other comprehensive income, before tax, for the year ended December 31, 2021 are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss (gain)	7,395	(299)
Total	$7,395	$(299)
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2022 are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss (gain)	243	(76)
Total	$243	$(76)
Substantially all of the assets of the Company’s defined benefit pension plan are invested in a collective trust, which in turn invests in other collective or pooled trusts with individual investment mandates. The collective trust’s asset allocation is approximately 77% in growth assets, consisting of interests in trusts invested in equity securities, high yield fixed income securities, and direct real estate investments (approximately 6% of assets), and approximately 23% in assets intended to hedge against the volatility arising from interest rate risk, consisting of interests in trusts invested in long duration fixed income securities. The collective trust is actively managed allowing changes in the asset allocation to enhance returns and mitigate risk, with the mandate to preserve the funded status of the plan through portfolio growth and interest rate hedging. Management’s investment committee periodically reviews the collective trust’s performance and asset allocation to ensure that the plan’s investment objectives are satisfied and that the investment strategy of the trust has not materially changed.
The expected long-term rate of return was estimated using market benchmarks for investment classes applied to the plan’s target asset allocation and was computed using a valuation methodology which projects future returns based on current valuations rather than historical returns.
The fair values of the Company’s defined benefit pension plan assets by category at December 31, 2021 and 2020 are below. Investments in collective trusts, which are measured at net asset value per share (or “NAV”), consist of trusts that invest primarily in liquid equity and fixed income securities and have a small direct investment in real estate. There is generally no restriction on redemptions or withdrawals for benefit payments or in the event of plan termination; 60 days notice is required to redeem or withdraw assets for any other purpose.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Totals
December 31, 2021
Cash and cash equivalents	$42	$—	$—	$—	$42
Investments in collective trusts	—	—	—	30,357	30,357
	$42	$—	$—	$30,357	$30,399

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Employee Benefit and Deferred Compensation Plans (continued)

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Totals
December 31, 2020
Cash and cash equivalents	$779	$—	$—	$—	$779
Investments in collective trusts	—	—	—	29,770	29,770
	$779	$—	$—	$29,770	$30,549
Other Retirement Plans
The Company maintains a 401(k) plan, which is a contributory plan maintained in the form of a “safe harbor” arrangement. Employees are immediately enrolled in the plan and eligible to make pre-tax deferrals, subject to limits imposed under the plan and the deferral limit established annually by the IRS, and receive Company matching contributions not in excess of 4% of compensation. The Company may make a discretionary profit-sharing contribution for each eligible participant in an amount up to 5% of plan compensation and 5% of plan compensation in excess of the Social Security wage base (prior to 2020, the profit-sharing contribution was non-discretionary). To be eligible to receive this profit-sharing contribution, an employee must: (i) be employed on the last day of the year and be credited with 1000 hours of service during the year; (ii) die or become disabled during the year; or (iii) have attained the early or normal retirement age (as defined in the plan). For 2021, senior executive officers of the Bank are not eligible to receive these discretionary contributions. The Company’s costs related to the 401(k) plan, excluding employee deferrals, in 2021, 2020 and 2019 were $11,919, $17,888 and $16,009, respectively.
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
In connection with the Brand acquisition, the Company assumed the Brand Group Holdings, Inc. Deferred Compensation Plan. Deferral elections in effect as of the time of acquisition were given effect for compensation earned during 2018; no further deferrals have been or will be made to the plan. Account balances maintained under the plan will be distributed as provided under the terms of the plan and individual participant elections. Pending distribution, balances will be notionally invested by each participant in designated investment alternatives.
The Company’s Deferred Stock Unit and Deferred Income Plan are unfunded. It is anticipated that such plans will result in no additional cost to the Company because life insurance policies on the lives of participants have been purchased in amounts estimated to be sufficient to pay plan benefits. The Company is both the owner and beneficiary of the policies. The expense recorded in 2021, 2020 and 2019 for the Company’s Deferred Stock Unit and Deferred Income Plan, including in 2019 expense for the plan assumed in connection with the Brand acquisition, inclusive of deferrals, was $3,274, $3,965 and $3,610, respectively.
In 2007, the Company assumed supplemental executive retirement plans (SERPs) in connection with the acquisition of Capital Bancorp, Inc. and its affiliates. The plans are designed to provide four officers specified annual benefits for a 15-year period upon the attainment of a designated retirement age. Liabilities associated with the SERPs totaled $3,679 and $3,816 at December 31, 2021 and 2020, respectively. The plans are not qualified under Section 401 of the Internal Revenue Code.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Employee Benefit and Deferred Compensation Plans (continued)

Incentive Compensation Plans
Under the Company’s Performance Based Rewards Plan, annual cash bonuses are paid to eligible officers and employees, subject to the attainment of designated performance criteria that may relate to the Company’s performance, the performance of an affiliate, region, division or profit center, and/or to individual or team performance. The Company annually sets minimum, target, and superior levels of performance. Minimum performance must be attained for the payment of any bonus; superior performance must be attained for maximum payouts. The expense associated with the plan for 2021, 2020 and 2019 was $8,609, $6,425 and $4,200, respectively.
In 2020, the Company implemented a long-term equity compensation plan that provides for the grant of stock options and stock appreciation rights and the award of restricted stock and restricted stock units (which replaced the Company’s previous long-term equity incentive compensation plan, under which restricted stock awards remain outstanding).
Options granted under the plan permit the acquisition of shares of the Company’s common stock at an exercise price equal to the fair market value of the shares on the date of grant. Options may be subject to time-based vesting or the attainment of performance criteria; all options expire ten years after the date of grant. Options that do not vest or expire unexercised are forfeited and canceled. Stock appreciation rights may be granted under the plan on terms similar to options. There were no stock options or stock appreciation rights granted during the years ended December 31, 2021, 2020 or 2019. There was no compensation expense (recognized or unrecognized) associated with options for the years ended December 31, 2021, 2020 or 2019.

The following table summarizes information about options outstanding, exercised and forfeited as of and for the three years ended December 31, 2021, 2020 and 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2019	43,750	$15.84
Granted	—	—
Exercised	(14,500)	15.79
Forfeited	—	—
Outstanding at December 31, 2019	29,250	$15.86	1.94	$574
Exercisable at December 31, 2019	29,250	$15.86	1.94	$574
Granted	—	—
Exercised	(18,750)	16.37
Forfeited	—	—
Outstanding at December 31, 2020	10,500	$14.96	1.00	$191
Exercisable at December 31, 2020	10,500	$14.96	1.00	$191
Granted	—	—
Exercised	(10,500)	14.96
Forfeited	—	—
Outstanding at December 31, 2021	—	$—	0.00	$—
Exercisable at December 31, 2021	—	$—	0.00	$—
The total intrinsic value of options exercised during the three years ended December 31, 2021, 2020 and 2019 was $262, $279 and $290, respectively. All options outstanding during 2021, 2020 and 2019 were fully vested and exercisable as of December 31, 2017.
The plan permits the award of performance-based restricted stock to officers and employees and time-based restricted stock to non-employee directors, officers and employees. The plan also permits the award of restricted stock units to officers and employees on terms similar to restricted stock awards. Performance-based awards are subject to the attainment of designated performance criteria during a fixed performance cycle. Performance criteria may relate to the Company’s performance measured on an absolute basis or relative to a defined peer group. Performance criteria may also relate to the performance of an

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Employee Benefit and Deferred Compensation Plans (continued)

affiliate, region, division or profit center of the Company or to individual performance. The Company annually sets minimum, target, and superior levels; minimum performance must be attained for the vesting of any shares; superior performance must be attained for maximum payouts. Time-based restricted stock awards relate to a fixed number of shares that vest at the end of a designated service period.
In 2021, the Company made performance-based and time-based restricted stock awards; restricted stock units were not awarded. The fair value of each restricted stock award is the closing price of the Company’s common stock on the business day immediately preceding the date of the award. For restricted stock awarded under the plan, the Company recorded compensation expense of $9,882, $10,419 and $10,046 for the years ended December 31, 2021, 2020 and 2019, respectively. The following table summarizes the changes in restricted stock as of and for the year ended December 31, 2021:

	Performance- Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Not vested at beginning of year	132,827	$32.88	548,416	$34.15
Awarded	78,230	34.02	253,733	37.22
Vested	(64,496)	30.18	(139,752)	36.89
Forfeited and cancelled	—	—	(58,683)	37.50
Not vested at end of year	146,561	$34.67	603,714	$34.48
Unrecognized stock-based compensation expense related to restricted stock totaled $10,584 at December 31, 2021. As of such date, the weighted average period over which the unrecognized expense is expected to be recognized was approximately 1.77 years.
At December 31, 2021, an aggregate of 2,828,818 shares of Company common stock were available for issuance under the Company’s employee benefit plans of which 977,956 shares were available for issuance under the Company’s 401(k) plan, 159,111 shares were available under the Company’s Deferred Stock Unit Plan, and 1,447,883 shares were available under the Company’s 2020 Long-Term Incentive Compensation Plan.

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
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Derivative Instruments (continued)

	Balance Sheet	December 31, 2021		December 31, 2020
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$185,447	$4,711	$222,933	$9,884
Interest rate lock commitments	Other Assets	310,941	5,304	589,701	19,824
Forward commitments	Other Assets	280,000	667	—	—
Totals		$776,388	$10,682	$812,634	$29,708
Derivative liabilities:
Interest rate contracts	Other Liabilities	$185,447	$4,711	$222,933	$9,884
Interest rate lock commitments	Other Liabilities	19,961	43	—	—
Forward commitments	Other Liabilities	320,000	736	716,000	5,090
Totals		$525,408	$5,490	$938,933	$14,974
Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows, as of the dates presented:

	Year Ended December 31,
	2021	2020	2019
Interest rate contracts:
Included in interest income on loans	$2,027	$2,051	$3,672
Interest rate lock commitments:
Included in mortgage banking income	(14,563)	15,249	882
Forward commitments
Included in mortgage banking income	5,021	(4,033)	2,506
Total	$(7,515)	$13,267	$7,060
Derivatives designated as cash flow hedges
Cash flow hedge relationships mitigate exposure to the variability of future cash flow or other forecasted transactions. The Company uses interest rate swap contracts in an effort to manage future interest rate exposure on borrowings. The hedging strategy converts the LIBOR-based variable interest rate on the forecasted borrowings to a fixed interest rate. As of December 31, 2021, the Company is hedging its exposure to the variability of future cash flows through 2030 and a portion of these hedges are forward starting.
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	December 31, 2021		December 31, 2020
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$100,000	$7,016	$175,000	$3,866
Derivative liabilities:
Interest rate swaps	Other Liabilities	$62,000	$2,902	$87,000	$5,924
The impact on other comprehensive income for the years ended December 31, 2021, 2020, and 2019, can be seen at Note 17, “Other Comprehensive Income.”
In October 2021, the Company terminated four interest rate swap contracts with notional amounts of $25,000 each. These swaps hedged forecasted future FHLB borrowings which were no longer expected to occur. As a result of the termination the Company recognized a gain of $4,676 for the year ended December 31, 2021.

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
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	December 31, 2021		December 31, 2020
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$5,411	$100,000	$209
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss Recognized in Income)
	Income Statement	Year ended December 31,
	Location	2021	2020	2019
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$(5,202)	$(209)	$—
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$5,202	$209	$—
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Long-term debt	$93,085	$98,114	$5,411	$209

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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Gross amounts recognized	$8,007	$3,866	$13,436	$21,107
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	8,007	3,866	13,436	21,107
Gross amounts not offset in the consolidated balance sheets
Financial instruments	7,208	3,866	7,208	3,866
Financial collateral pledged	—	—	6,228	14,042
Net amounts	$799	$—	$—	$3,199

Note 15 – Income Taxes
(In Thousands)
Significant components of the provision for income taxes are as follows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$34,629	$30,193	$23,786
State	895	3,309	4,264
	35,524	33,502	28,050
Deferred
Federal	9,168	(10,947)	17,331
State	2,243	(2,715)	2,710
	11,411	(13,662)	20,041
	$46,935	$19,840	$48,091

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Income Taxes (continued)

The reconciliation of income taxes computed at the United States federal statutory tax rates to the provision for income taxes is as follows, for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Tax at U.S. statutory rate	$46,794	$21,733	$45,294
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(1,669)	(1,431)	(1,205)
BOLI income	(1,547)	(1,182)	(1,283)
Investment tax credits	(988)	(1,494)	(1,863)
Amortization of investment in low-income housing tax credits	817	1,280	1,575
State income tax expense, net of federal benefit	2,479	469	5,509
Other items, net	1,049	465	64
	$46,935	$19,840	$48,091
Significant components of the Company’s deferred tax assets and liabilities are as follows for the periods presented:

	December 31,
	2021	2020
Deferred tax assets
Allowance for credit losses	$50,712	$53,597
Loans	2,855	5,526
Deferred compensation	14,522	13,114
Net unrealized losses on securities	3,545	—
Impairment of assets	392	1,067
Net operating loss carryforwards	1,211	1,857
Investments in partnerships	890	—
Lease liabilities under operating leases	17,106	17,732
Other	3,241	3,539
Total deferred tax assets	94,474	96,432
Deferred tax liabilities
Net unrealized gains on securities	—	8,434
Investment in partnerships	—	793
Fixed assets	5,339	3,285
Mortgage servicing rights	20,779	14,623
Junior subordinated debt	2,130	2,245
Intangibles	3,177	3,882
Lease right-of-use asset	16,209	16,833
Other	1,607	1,672
Total deferred tax liabilities	49,241	51,767
Net deferred tax assets	$45,233	$44,665
The effective tax rate was 22.41% and 19.40% for the year ended December 31, 2021 and 2020, respectively. The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2018 through 2020. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2018 through 2020.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Income Taxes (continued)

The Company acquired federal and state net operating losses as part of its previous acquisitions, with varying expiration periods. The federal and state net operating losses acquired in the Brand acquisition were $81,288 and $55,067, respectively, all created in 2018. As part of the 2017 Tax Cuts and Jobs Act and corresponding state tax laws, the federal net operating losses and the majority of the state net operating losses created by Brand during 2018 have an indefinite carryforward period.  The federal net operating loss related to the Brand acquisition was fully utilized during 2021, while at December 31, 2021, there were state net operating losses without expiration periods of $15,712. The federal and state net operating losses acquired in the Heritage Financial Group, Inc. acquisition were $18,321 and $16,849, respectively, of which $2,065 and $1,242 remain to be utilized as of December 31, 2021. These losses begin to expire in 2029 and are expected to be fully utilized. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the year ended December 31, 2021.
The table below presents the breakout of net operating losses as of the dates presented.

	December 31,
	2021	2020
Net Operating Losses
Federal	$2,065	$3,029
State	16,954	26,971
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, related to federal and state income tax matters as of December 31 follows below:

	2021	2020	2019
Balance at January 1	$402	$667	$1,919
Additions based on positions related to current period	62	101	158
Reductions based on positions related to prior period	—	(314)	(1,410)
Reductions due to lapse of statute of limitations	(56)	(52)	—
Balance at December 31	$408	$402	$667
If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate for 2021 relative to any tax positions taken prior to January 1, 2021. The Company had accrued $15, $18 and $105 for interest and penalties related to unrecognized tax benefits as of December 31, 2021, 2020 and 2019, respectively.

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
The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities that are measured on a recurring basis:
Securities available for sale: Securities available for sale consist primarily of debt securities, such as obligations of U.S. Government agencies and corporations and mortgage backed securities. Where quoted market prices in active markets are available, securities are classified within Level 1 of the fair value hierarchy. If quoted prices from active markets are not available, fair values are based on quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active, or model-based valuation techniques where all significant assumptions are observable in the market. Such instruments are classified within Level 2 of the fair value hierarchy. When assumptions used in model-based valuation techniques are not observable in the market, the assumptions used by

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Fair Value Measurements (continued)
management reflect estimates of assumptions used by other market participants in determining fair value. When there is limited transparency around the inputs to the valuation, the instruments are classified within Level 3 of the fair value hierarchy.
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
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
December 31, 2021
Financial assets:
Securities available for sale	$—	$2,386,052	$—	$2,386,052
Total securities available for sale	—	2,386,052	—	2,386,052
Derivative instruments	—	17,698	—	17,698
Mortgage loans held for sale in loans held for sale	—	453,533	—	453,533
Total financial assets	$—	$2,857,283	$—	$2,857,283
Financial liabilities:
Derivative instruments	$—	$13,803	$—	$13,803

	Level 1	Level 2	Level 3	Totals
December 31, 2020
Financial assets:
Securities available for sale:
Trust preferred securities	$—	$—	$9,012	$9,012
Other available for sale securities	—	1,334,445	—	1,334,445
Total securities available for sale	—	1,334,445	9,012	1,343,457
Derivative instruments	—	33,574	—	33,574
Mortgage loans held for sale in loans held for sale	—	417,771	—	417,771
Total financial assets	$—	$1,785,790	$9,012	$1,794,802
Financial liabilities:
Derivative instruments	$—	$21,107	$—	$21,107
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Fair Value Measurements (continued)
The following table provides for the periods presented a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs:

Securities available for sale
Trust preferred securities
Balance at January 1, 2020	$9,986
Accretion included in net income	32
Unrealized losses included in other comprehensive income	(834)
Settlements	(172)
Transfers out of Level 3	—
Balance at December 31, 2020	$9,012
Accretion included in net income	8
Realized losses included in net income, net of premium amortization	2,060
Unrealized losses included in other comprehensive income	941
Sales	(12,021)
Balance at December 31, 2021	$—
For 2021 and 2020, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
Nonrecurring Fair Value Measurements
Certain assets may be recorded at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically are a result of the application of the lower of cost or market accounting or a write-down occurring during the period. The following tables provide as of the dates presented the fair value measurement for assets measured at fair value on a nonrecurring basis that were still held on the Consolidated Balance Sheets at period end and the level within the fair value hierarchy each is classified:

	Level 1	Level 2	Level 3	Totals
December 31, 2021
Individually evaluated loans, net of allowance for credit losses	$—	$—	$7,928	$7,928
OREO	—	—	2,540	2,540
Mortgage servicing rights	—	—	89,018	89,018
Total	$—	$—	$99,486	$99,486

	Level 1	Level 2	Level 3	Totals
December 31, 2020
Individually evaluated loans, net of allowance for credit losses	$—	$—	$24,145	$24,145
OREO	—	—	2,736	2,736
Mortgage servicing rights	—	—	62,994	62,994
Total	$—	$—	$89,875	$89,875
The following methods and assumptions are used by the Company to estimate the fair values of the Company’s assets measured on a nonrecurring basis:
Individually evaluated loans: Loans are individually evaluated for credit losses each quarter taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Fair Value Measurements (continued)
statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Individually evaluated loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Individually evaluated loans that were measured or re-measured at fair value had a carrying value of $12,939 and $36,990 at December 31, 2021 and December 31, 2020, respectively, and a reserve for these loans of $5,011 and $12,845 was included in the allowance for credit losses for the same periods.
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
The following table presents, as of the dates presented, OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets at period-end:

	December 31, 2021	December 31, 2020
Carrying amount prior to remeasurement	$2,556	$4,051
Impairment recognized in results of operations	(16)	(1,315)
Fair value	$2,540	$2,736
Mortgage servicing rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management's assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at December 31, 2021 and December 31, 2020. See Note 9, “Mortgage Servicing Rights,” for information about the valuation adjustments to the Company's mortgage servicing rights.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Fair Value Measurements (continued)
The following table presents information as of December 31, 2021 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans, net of allowance for credit losses	$7,928	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$2,540	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%
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
Net losses of $10,354 resulting from fair value changes of these mortgage loans were recorded in income during 2021, as compared to net gains of $12,057 in 2020 and $1,286 in 2019. The amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2021:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Mortgage loans held for sale	$453,533	$441,717	$11,816

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Fair Value Measurements (continued)
Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2021
Financial assets
Cash and cash equivalents	$1,877,965	$1,877,965	$—	$—	$1,877,965
Securities held to maturity	416,357	—	415,552	—	415,552
Securities available for sale	2,386,052	—	2,386,052	—	2,386,052
Loans held for sale	453,533	—	453,533	—	453,533
Loans, net	9,856,743	—	—	9,690,604	9,690,604
Mortgage servicing rights	89,018	—	—	99,425	99,425
Derivative instruments	17,698	—	17,698	—	17,698
Financial liabilities
Deposits	$13,905,724	$12,494,342	$1,408,397	$—	$13,902,739
Short-term borrowings	13,947	13,947	—	—	13,947
Federal Home Loan Bank advances	417	—	422	—	422
Junior subordinated debentures	111,373	—	106,682	—	106,682
Subordinated notes	359,419	—	373,950	—	373,950
Derivative instruments	13,803	—	13,803	—	13,803

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2020
Financial assets
Cash and cash equivalents	$633,203	$633,203	$—	$—	$633,203
Securities available for sale	1,343,457	—	1,334,445	9,012	1,343,457
Loans held for sale	417,771	—	417,771	—	417,771
Loans, net	10,757,503	—	—	10,668,625	10,668,625
Mortgage servicing rights	62,994	—	—	62,994	62,994
Derivative instruments	33,574	—	33,574	—	33,574
Financial liabilities
Deposits	$12,059,081	$10,363,193	$1,706,005	$—	$12,069,198
Short-term borrowings	21,340	21,340	—	—	21,340
Federal Home Loan Bank advances	152,167	—	158,914	—	158,914
Junior subordinated debentures	110,794	—	93,092	—	93,092
Subordinated notes	212,009	—	217,575	—	217,575
Derivative instruments	21,107	—	21,107	—	21,107

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 17 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2021
Securities available for sale:
Unrealized holding losses on securities	$(51,470)	$(13,099)	$(38,371)
Reclassification adjustment for gains realized in net income(1)	(2,170)	(552)	(1,618)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(73)	(19)	(54)
Total securities available for sale	(53,713)	(13,670)	(40,043)
Derivative instruments:
Unrealized holding gains on derivative instruments	10,848	2,761	8,087
Reclassification adjustment for gains realized in net income related to swap termination	(4,676)	(1,190)	(3,486)
Total derivative instruments	6,172	1,571	4,601
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the period	(356)	(92)	(264)
Amortization of net actuarial loss recognized in net periodic pension cost(2)	262	67	195
Total defined benefit pension and post-retirement benefit plans	(94)	(25)	(69)
Total other comprehensive loss	$(47,635)	$(12,124)	$(35,511)
Year Ended December 31, 2020
Securities available for sale:
Unrealized holding gains on securities	$27,788	$7,071	$20,717
Reclassification adjustment for gains realized in net income(1)	(46)	(12)	(34)
Total securities available for sale	27,742	7,059	20,683
Derivative instruments:
Unrealized holding gains on derivative instruments	923	235	688
Reclassification adjustment for losses realized in net income related to swap termination	2,040	519	1,521
Total derivative instruments	2,963	754	2,209
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	1,069	272	797
Reclassification adjustment for settlement loss related to the VERP realized in net income(3)	567	145	422
New prior service cost(3)	(485)	(123)	(362)
Amortization of net actuarial loss recognized in net periodic pension cost(2)	259	66	193
Amortization of prior service cost(3)	485	123	362
Total defined benefit pension and post-retirement benefit plans	1,895	483	1,412
Total other comprehensive income	$32,600	$8,296	$24,304

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 17 – Other Comprehensive Income (Loss) (continued)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2019
Securities available for sale:
Unrealized holding gains on securities	$24,983	$6,358	$18,625
Reclassification adjustment for losses realized in net income(1)	2,511	639	1,872
Total securities available for sale	27,494	6,997	20,497
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,975)	(758)	(2,217)
Total derivative instruments	(2,975)	(758)	(2,217)
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	91	23	68
Amortization of net actuarial loss recognized in net periodic pension cost(2)	419	107	312
Total defined benefit pension and post-retirement benefit plans	510	130	380
Total other comprehensive income	$25,029	$6,369	$18,660
(1) Included in Net gains (losses) on sales of securities in the Consolidated Statements of Income
(2) Included in Salaries and employee benefits in the Consolidated Statements of Income
(3) Included in Restructuring charges in the Consolidated Statements of Income
The accumulated balances for each component of other comprehensive income (loss), net of tax, at December 31 were as follows:

	2021	2020	2019
Unrealized (losses) gains on securities	$(9,116)	$42,246	$21,563
Non-credit related portion of other-than-temporary impairment on securities	—	(11,319)	(11,319)
Unrealized gains (losses) on derivative instruments	3,963	(638)	(2,847)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(5,290)	(5,221)	(6,633)
Total accumulated other comprehensive (loss) income	$(10,443)	$25,068	$764

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 18 – Net Income Per Common Share
(In Thousands, Except Share Data)
Basic and diluted net income per common share calculations are as follows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Basic
Net income applicable to common stock	$175,892	$83,651	$167,596
Average common shares outstanding	56,114,666	56,270,566	58,046,716
Net income per common share—basic	$3.13	$1.49	$2.89
Diluted
Net income applicable to common stock	$175,892	$83,651	$167,596
Average common shares outstanding	56,114,666	56,270,566	58,046,716
Effect of dilutive stock-based compensation	309,818	197,599	179,970
Average common shares outstanding—diluted	56,424,484	56,468,165	58,226,686
Net income per common share—diluted	$3.12	$1.48	$2.88
Outstanding stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Year Ended
	December 31,
	2021	2020	2019
Number of shares	—	245,146	643
Range of exercise prices (for stock option awards)	—	—	—

Note 19 – Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk
(In Thousands)
Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2021 were $3,104,940 and $89,830, respectively, compared to $2,749,988 and $90,597, respectively, at December 31, 2020.
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

Note 20 – Restrictions on Cash, Securities, Bank Dividends, Loans or Advances
(In Thousands)
In prior years Renasant Bank has been required to maintain minimum average balances with the Federal Reserve. In March 2020, the Federal Reserve announced that effective March 26, 2020 the reserve requirement would be reduced to zero. This action was taken to support the flow of credit to households and businesses in response to the economic environment caused by the COVID-19 pandemic. At December 31, 2021 and 2020, Renasant Bank’s reserve requirement with the Federal Reserve remained at $0.
The Company’s balance of FHLB stock, which is carried at amortized cost, at December 31, 2021 and 2020, was $8,272 and $12,252, respectively. The required investment for the same time period was $5,984 and $11,594 respectively.
The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance (the “DBCF”). In addition, the FDIC has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends. Accordingly, the approval of the DBCF is required prior to Renasant Bank paying dividends to the Company, and under certain circumstances the approval of the FDIC may be required. At December 31, 2021, the Bank’s earned surplus exceeded the Bank’s capital stock by more than ten times.
Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2021, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $169,716. The Company also maintains a $3,000 line of credit collateralized by cash with the Bank. As of December 31, 2021, no loans from the Bank to the Company were outstanding.

Note 21 – Regulatory Matters
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
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications (which include the “capital conservation buffer” discussed below):

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 21 – Regulatory Matters (continued)

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of December 31:

	2021		2020
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,422,077	9.15%	$1,306,597	9.37%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,314,295	11.18%	1,199,394	10.93%
Tier 1 Capital to Risk-Weighted Assets	1,422,077	12.10%	1,306,597	11.91%
Total Capital to Risk-Weighted Assets	1,897,167	16.14%	1,653,694	15.07%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,580,904	10.18%	$1,369,994	9.83%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,580,904	13.46%	1,369,994	12.49%
Tier 1 Capital to Risk-Weighted Assets	1,580,904	13.46%	1,369,994	12.49%
Total Capital to Risk-Weighted Assets	1,697,163	14.44%	1,504,985	13.73%
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
Note 22 – Segment Reporting
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 22 – Segment Reporting (continued)

The following table provides financial information for the Company’s operating segments as of and for the years ended December 31, 2021, 2020 and 2019:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
2021
Net interest income	$437,435	$454	$1,657	$(15,545)	$424,001
Recovery for credit losses	(1,668)	—	—	—	(1,668)
Noninterest income	195,214	11,370	22,185	(1,785)	226,984
Noninterest expense	404,066	8,060	16,475	1,225	429,826
Income before income taxes	230,251	3,764	7,367	(18,555)	222,827
Income taxes	50,749	981	—	(4,795)	46,935
Net income (loss)	$179,502	$2,783	$7,367	$(13,760)	$175,892
Total assets	$16,694,710	$33,544	$65,015	$17,042	$16,810,311
Goodwill	936,916	2,767	—	—	939,683
2020
Net interest income	$437,101	$566	$1,658	$(12,528)	$426,797
Provision for credit losses	86,850	—	—	—	86,850
Noninterest income	208,721	10,403	18,061	(1,653)	235,532
Noninterest expense	448,475	7,751	14,940	822	471,988
Income before income taxes	110,497	3,218	4,779	(15,003)	103,491
Income taxes	22,892	837	—	(3,889)	19,840
Net income (loss)	$87,605	$2,381	$4,779	$(11,114)	$83,651
Total assets	$14,814,726	$30,375	$71,266	$13,245	$14,929,612
Goodwill	936,916	2,767	—	—	939,683
2019
Net interest income	$454,433	$702	$1,761	$(13,239)	$443,657
Provision for credit losses	7,050	—	—	—	7,050
Noninterest income	129,016	10,129	15,598	(1,489)	153,254
Noninterest expense	351,640	7,574	13,863	1,097	374,174
Income before income taxes	224,759	3,257	3,496	(15,825)	215,687
Income taxes	51,292	876	—	(4,077)	48,091
Net income (loss)	$173,467	$2,381	$3,496	$(11,748)	$167,596
Total assets	$13,280,494	$28,284	$70,789	$21,051	$13,400,618
Goodwill	936,916	2,767	—	—	939,683

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 23 – Renasant Corporation (Parent Company Only) Condensed Financial Information
(In Thousands)
Balance Sheets

	December 31,
	2021	2020
Assets
Cash and cash equivalents(1)	$184,426	$129,164
Investments	2,009	7,174
Investment in bank subsidiary(2)	2,477,917	2,306,937
Accrued interest receivable on bank balances(2)	4	6
Intercompany receivable(2)	—	184
Other assets	28,751	22,926
Total assets	$2,693,107	$2,466,391
Liabilities and shareholders’ equity
Junior subordinated debentures	$111,373	$110,794
Subordinated notes	359,419	212,009
Other liabilities	12,462	10,855
Shareholders’ equity	2,209,853	2,132,733
Total liabilities and shareholders’ equity	$2,693,107	$2,466,391
(1)Eliminates in consolidation, with the exception of $1,857 and $844, in 2021 and 2020, respectively, pledged for collateral and held at non-subsidiary bank
(2)Eliminates in consolidation
Statements of Income

	Year Ended December 31,
	2021	2020	2019
Income
Dividends from bank subsidiary(1)	$80,965	$81,443	$132,563
Interest income from bank subsidiary(1)	7	9	9
Other dividends	80	93	175
Other income	32	74	138
Total income	81,084	81,619	132,885
Expenses	18,661	15,179	16,050
Income before income tax benefit and equity in undistributed net income of bank subsidiary	62,423	66,440	116,835
Income tax benefit	(4,795)	(3,889)	(4,077)
Equity in undistributed net income of bank subsidiary(1)	108,674	13,322	46,684
Net income	$175,892	$83,651	$167,596
(1)Eliminates in consolidation

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 23 – Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$175,892	$83,651	$167,596
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of bank subsidiary	(108,674)	(13,322)	(46,684)
Amortization/depreciation (accretion)	891	692	(76)
Increase in other assets	(5,628)	(256)	(2,678)
Increase in other liabilities	6,952	10,932	10,872
Net cash provided by operating activities	69,433	81,697	129,030
Investing activities
Purchases of securities available for sale	—	(6,104)	—
Sales and maturities of securities and available for sale	5,100	541	42
Other investing activities	(100,000)	—	632
Net cash (used in) provided by investing activities	(94,900)	(5,563)	674
Financing activities
Cash paid for dividends	(50,017)	(50,134)	(50,901)
Repurchase of shares in connection with stock repurchase program	(21,315)	(24,569)	(62,944)
Repayment of long-term debt	(45,000)	—	(30,973)
Proceeds from issuance of long-term debt	197,061	98,266	—
Net cash provided by (used in) financing activities	80,729	23,563	(144,818)
Increase (decrease) in cash and cash equivalents	55,262	99,697	(15,114)
Cash and cash equivalents at beginning of year	129,164	29,467	44,581
Cash and cash equivalents at end of year	$184,426	$129,164	$29,467

Note 24 – Leases
(In Thousands)

The Company enters into leases in both lessor and lessee capacities.

Lessor Arrangements
As of December 31, 2021 and 2020, the net investment in these leases was $24,979 and $20,804, comprised of $19,646 and $16,012 in lease receivables, $8,323 and $7,532 in residual balances and $2,990 and $2,740 in deferred income, respectively. In order to mitigate potential exposure to residual asset risk, the Company utilizes first amendment or terminal rental adjustment clause leases.

For the twelve months ended December 31, 2021 and 2020, the Company generated $698 and $554 in income from these leases, respectively, which is included in interest income on loans on the Consolidated Statements of Income.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 24 – Leases (continued)

The maturities of the lessor arrangements outstanding at December 31, 2021 is presented in the table below.

2022	$433
2023	970
2024	1,335
2025	1,363
2026	1,173
Thereafter	19,705
Total lease receivables	$24,979
Lessee Arrangements
As of December 31, 2021 and 2020, right-of-use assets totaled $63,547 and $66,023 and lease liabilities totaled $67,067 and $69,549, respectively. The table below provides the components of lease cost and supplemental information for the periods presented.

	Year ended December 31,
	2021	2020
Operating lease cost (cost resulting from lease payments)	$8,868	$10,826
Short-term lease cost	93	161
Variable lease cost (cost excluded from lease payments)	1,195	1,776
Sublease income	(658)	(583)
Net lease cost	$9,498	$12,180
Operating lease - operating cash flows (fixed payments)	8,666	9,811
Operating lease - operating cash flows (liability reduction)	6,640	7,187
Weighted average lease term - operating leases (in years) (at period end)	17.25	15.99
Weighted average discount rate - operating leases (at period end)	3.01%	3.17%

Right-of-use assets obtained in exchange for new lease liabilities - operating leases	$8,142	$9,393

The maturities of the lessee arrangements outstanding at December 31, 2021 are presented in the table below.

2022	$8,402
2023	7,605
2024	7,092
2025	5,696
2026	4,997
Thereafter	54,507
Total undiscounted cash flows	88,299
Discount on cash flows	21,232
Total operating lease liabilities	$67,067
Rental expense was $8,298, $10,044, and $9,159 for 2021, 2020, and 2019, respectively.

For more information on lease accounting, see Note 1, “Significant Accounting Policies” and on lease financing receivables, see Note 3, “Non Purchased Loans.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based upon their evaluation as of December 31, 2021, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
The information appearing under the heading “Executive Officers” in the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders is incorporated herein by reference.
Code of Ethics
The Company has adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer, among others. The Company’s Code of Ethics is available on its website at www.renasant.com by clicking on “Corporate Governance,” then “Documents & Charters” and then “Code of Business Conduct and Ethics.” Any person may request a free copy of the Code of Business Conduct and Ethics from the Company by sending a request to the following address: Renasant Corporation, 209 Troy Street, Tupelo, Mississippi, 38804-4827, Attention: General Counsel. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Business Conduct and Ethics by posting such information on its website, at the address specified above.
Directors of the Company, Shareholder Recommendations of Director Candidates, Audit Committee Members and Delinquent Section 16(a) Reports
The information appearing under the headings “Corporate Governance and the Board of Directors,” “Board Members and Compensation - Members of the Board of Directors” and “Stock Ownership - Delinquent Section 16(a) Reports” in the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information appearing under the headings “Corporate Governance and the Board of Directors - Role of the Board in Risk Oversight,” “Board Members and Compensation - Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Tables” in the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information

The table below reports outstanding options, warrants and rights granted under plans approved by our shareholders and plans or arrangements that were not approved by our shareholders, as of December 31, 2021. These plans and arrangements are:
•Shareholder-Approved Plans: We have two shareholder-approved equity compensation plans: (1) the 2020 Long-Term Incentive Compensation Plan (the “2020 LTIP”) and (2) the 2011 Long-Term Incentive Compensation Plan, which expired on April 19, 2021 but under which the Company ceased making grants or other awards upon our shareholders’ approval of the 2020 LTIP on April 27, 2020. The 2020 LTIP authorizes the Company to make grants and awards of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, officers and employees designated for participation in the plan. As of December 31, 2021, an aggregate of 750,275 shares of unvested restricted stock remained outstanding under both plans, while there were no options outstanding under either plan as of such date.
•Non-Shareholder Approved Plans and Arrangements: The only equity compensation plan or arrangement currently in force that was not approved by our shareholders is our Deferred Stock Unit Plan. Under this plan, deferred compensation is used to “purchase” units representing shares of our common stock at fair market value. An aggregate of 467,500 shares of Company common stock are reserved for issuance; as of December 31, 2021, units representing an aggregate of 308,388 shares of common stock were allocated to accounts, some of which has been distributed in the form of common stock.

	Equity Compensation Plan Information (at December 31, 2021)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders	—	—	1,447,883
Equity compensation plans not approved by security holders	—	—	159,111
Total	—	—	1,606,994
(1)Does not take into account units allocated under the DSU Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the heading “Corporate Governance and the Board of Directors” in the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information appearing under the heading “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2021, 2020 and 2019 are included in Part II, Item 8, Financial Statements and Supplementary Data, in this report:

(i)	Report on Management’s Assessment of Internal Control over Financial Reporting
(ii)	Reports of Independent Registered Public Accounting Firm
(iii)	Consolidated Balance Sheets – December 31, 2021 and 2020
(iv)	Consolidated Statements of Income – Years ended December 31, 2021, 2020 and 2019
(v)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2021, 2020 and 2019
(vi)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2021, 2020 and 2019
(vii)	Consolidated Statements of Cash Flows – Years ended December 31, 2021, 2020 and 2019
(viii)	Notes to Consolidated Financial Statements

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

(3)(iii)
Articles of Amendment to the Amended and Restated Bylaws of the Company, filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on April 30, 2021 and incorporated herein by reference.

(3)(iv)
Articles of Amendment to the Amended and Restated Bylaws of the Company, filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on January 28, 2022 and incorporated herein by reference.

(4)(i)	Articles of Incorporation of the Company, as amended, filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Commission on May 10, 2016 and incorporated herein by reference.

(4)(ii)	Amended and Restated Bylaws of the Company, filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on July 20, 2018 and incorporated herein by reference.

4(iii)
Articles of Amendment to the Amended and Restated Bylaws of the Company, filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on April 30, 2021 and incorporated herein by reference.

4(iv)
Articles of Amendment to the Amended and Restated Bylaws of the Company, filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on January 28, 2022 and incorporated herein by reference.

(4)(v)
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

(4)(vii)
Second Supplemental Indenture dated August 22, 2016 between Renasant Corporation and Wilmington Trust, National Association, filed as exhibit 4.3 to the Form 8-K of the Company filed with the Commission on August 22, 2016 and incorporated herein by reference.

4(viii)
Third Supplemental Indenture dated September 3, 2020 between Renasant Corporation and Wilmington Trust, National Association, filed as exhibit 4.2 to the Form 8-K of the Company filed with the Commission on September 3, 2020 and incorporated herein by reference.

4(ix)
First Amendment to Third Supplemental Indenture dated November 24, 2021 between Renasant Corporation and Wilmington Trust, National Association, filed as exhibit 4.3 to the Form 8-K of the Company filed with the Commission on November 24, 2021 and incorporated herein by reference.

4(x)
Fourth Supplemental Indenture dated November 23, 2021 between Renasant Corporation and Wilmington Trust, National Association, filed as exhibit 4.2 to the Form 8-K of the Company filed with the Commission on November 23, 2021 and incorporated herein by reference.

(4)(xi)	Form of 5.0% Fixed-to-Floating Subordinated Note due 2026 (included in exhibit (4)(vi))

(4)(xii)	Form of 5.50% Fixed-to-Floating Subordinated Note due 2031 (included in exhibit (4)(vii))

(4)(xiii)	Form of 4.50% Fixed-to-Floating Rate Subordinated Note due 2035 (included in exhibit (4)(viii))

(4)(xiv)	Form of 3.00% Fixed-to-Floating Rate Subordinated Note due 2031 (included in exhibit (4)(x))

(4)(xv)
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
Executive Employment Agreement dated January 2, 2008 by and between E. Robinson McGraw and Renasant Corporation, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on March 7, 2008 and incorporated herein by reference.*

(10)(xvi)
Amendment to Executive Employment Agreement dated April 25, 2017 by and between E. Robinson McGraw and Renasant Corporation, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on April 28, 2017 and incorporated herein by reference.*

(10)(xvii)
Amendment No. 2 to Executive Employment Agreement dated August 19, 2019 by and between E. Robinson McGraw and Renasant Corporation, filed as exhibit 10.1 to the Form 10-Q of the Company filed with the Commission on November 7, 2019 and incorporated herein by reference.*

(10)(xviii)
Amendment No. 3 to Executive Employment Agreement dated April 27, 2021 by and between E. Robinson McGraw and Renasant Corporation, filed as exhibit 10(i) to the Form 10-Q of the Company filed with the Commission on May 7, 2021 and incorporated herein by reference.*

(10)(xix)	Renasant Corporation Severance Pay Plan, filed as exhibit 10.5 to the Form 8-K of the Company filed with the Commission on February 17, 2009 and incorporated herein by reference.*

(10)(xx)
Renasant Corporation 2011 Long-Term Incentive Compensation Plan, filed as Exhibit A to the Definitive Proxy Statement of the Company (File No. 001-13253) filed with the Commission on March 17, 2016 and incorporated herein by reference.*

(10)(xxi)
Amendment to the Renasant Corporation 2011 Long-Term Incentive Compensation Plan dated December 20, 2016, filed as exhibit 10.3 to the Form 10-K/A of the Company filed with the Commission on February 28, 2017 and incorporated herein by reference.*

(10)(xxii)
Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and Kevin D. Chapman, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on January 13, 2016 and incorporated herein by reference.*

(10)(xxiii)
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

(10)(xxvii)	Renasant Bank Deferred Income Plan, filed as exhibit 10.2 to the Form 10-K of the Company filed with the Commission on February 27, 2019 and incorporated herein by reference.*

(10)(xxviii)
Amendment to the Renasant Bank Deferred Income Plan dated December 14, 2020, filed as exhibit 10.31 to the Form 10-K of the Company filed with the Commission on February 26, 2021 and incorporated herein by reference.*

(10)(xxix)
Renasant Corporation 2020 Long Term Equity Incentive Compensation Plan, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on May 8, 2020 and incorporated herein by reference.*

(10)(xxx)	Form of Time-Based Restricted Stock Award Agreement under the Renasant Corporation 2020 Long Term Equity Incentive Compensation Plan, filed herewith.*

(10)(xxxi)	Form of Performance-Based Restricted Stock Award Letter under the Renasant Corporation 2020 Long Term Equity Incentive Compensation Plan, filed herewith.*

(10)(xxxii)
Executive Employment Agreement effective dated May 3, 2019 by and between Renasant Corporation and Curtis J. Perry, filed as exhibit 10.33 to the Form 10-K of the Company filed with the Commission on February 26, 2021 and incorporated herein by reference.*

(10)(xxxiii)
Executive Employment Agreement effective dated July 27, 2020, by and between Renasant Corporation and James C. Mabry IV, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on July 31, 2020 and incorporated herein by reference.*

(21)	Subsidiaries of the Company

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements.

(104)	The cover page of Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

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

RENASANT CORPORATION

Date:	February 25, 2022	by:	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 25, 2022	by:	/s/ James C. Mabry IV
James C. Mabry IV
Chief Financial Officer
(Principal Financial Officer)

Date:	February 25, 2022	by:	/s/ Kelly W. Hutcheson
Kelly W. Hutcheson
Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 25, 2022	by:	/s/ Gary D. Butler
Gary D. Butler
Director

Date:	February 25, 2022	by:	/s/ Donald Clark, Jr.
Donald Clark, Jr.
Director

Date:	February 25, 2022	by:	/s/ John M. Creekmore
John M. Creekmore
Vice Chairman of the Board and Director

Date:	February 25, 2022	by:	/s/ Albert J. Dale, III
Albert J. Dale, III
Director

Date:	February 25, 2022	by:	/s/ Jill V. Deer
Jill V. Deer
Director

Date:	February 25, 2022	by:	/s/ Connie L. Engel
Connie L. Engel
Director

S-1

Date:	February 25, 2022	by:	/s/ John T. Foy
John T. Foy
Director

Date:	February 25, 2022	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date:	February 25, 2022	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date:	February 25, 2022	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board and Director

Date:	February 25, 2022	by:	/s/ Michael D. Shmerling
Michael D. Shmerling
Director

Date:	February 25, 2022	by:	/s/ Sean M. Suggs
Sean M. Suggs
Director

Date:	February 25, 2022	by:	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
Director, President and
Chief Executive Officer
(Principal Executive Officer)

S-2