Form 10-Q
period 2022-03-31
RENASANT CORP
filed 2022-05-06
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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

As of April 29, 2022, 55,900,096 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$230,947	$182,710
Interest-bearing balances with banks	1,376,546	1,695,255
Cash and cash equivalents	1,607,493	1,877,965
Securities held to maturity (net of allowance for credit losses of $32 at each of March 31, 2022 and December 31, 2021) (fair value of $449,541 and $415,552, respectively)	487,194	416,357
Securities available for sale, at fair value	2,405,316	2,386,052
Loans held for sale, at fair value	280,464	453,533
Loans, net of unearned income:
Non purchased loans and leases	9,338,890	9,011,011
Purchased loans	974,569	1,009,903
Total loans, net of unearned income	10,313,459	10,020,914
Allowance for credit losses	(166,468)	(164,171)
Loans, net	10,146,991	9,856,743
Premises and equipment, net	285,344	293,122
Other real estate owned:
Non purchased	531	951
Purchased	1,531	1,589
Total other real estate owned, net	2,062	2,540
Goodwill	946,291	939,683
Other intangible assets, net	22,731	24,098
Bank-owned life insurance	369,344	287,359
Mortgage servicing rights	91,730	89,018
Other assets	218,797	183,841
Total assets	$16,863,757	$16,810,311
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$4,706,256	$4,718,124
Interest-bearing	9,284,641	9,187,600
Total deposits	13,990,897	13,905,724
Short-term borrowings	111,279	13,947
Long-term debt	435,416	471,209
Other liabilities	188,523	209,578
Total liabilities	14,726,115	14,600,458
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 55,880,666 and 55,756,233 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost – 3,416,059 and 3,540,492 shares, respectively	(114,050)	(118,027)
Additional paid-in capital	1,297,088	1,300,192
Retained earnings	762,690	741,648
Accumulated other comprehensive loss, net of taxes	(104,569)	(10,443)
Total shareholders’ equity	2,137,642	2,209,853
Total liabilities and shareholders’ equity	$16,863,757	$16,810,311
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended
	March 31,
	2022	2021
Interest income
Loans	$98,692	$115,005
Securities
Taxable	8,934	4,917
Tax-exempt	1,901	1,657
Other	664	183
Total interest income	110,191	121,762
Interest expense
Deposits	5,637	8,279
Borrowings	4,925	3,835
Total interest expense	10,562	12,114
Net interest income	99,629	109,648
Provision for credit losses on loans	1,500	—
Provision for credit losses	1,500	—
Net interest income after provision for credit losses	98,129	109,648
Noninterest income
Service charges on deposit accounts	9,562	8,023
Fees and commissions	3,982	3,900
Insurance commissions	2,554	2,237
Wealth management revenue	5,924	4,792
Mortgage banking income	9,633	50,733
Net gain on sales of securities	—	1,357
BOLI income	2,153	2,072
Other	3,650	7,923
Total noninterest income	37,458	81,037
Noninterest expense
Salaries and employee benefits	62,239	78,696
Data processing	4,263	5,451
Net occupancy and equipment	11,276	12,538
Other real estate owned	(241)	41
Professional fees	3,151	2,921
Advertising and public relations	4,059	3,252
Intangible amortization	1,366	1,598
Communications	2,027	2,292
Merger and conversion related expenses	687	—
Restructuring (benefit) charges	(455)	292
Other	5,733	8,854
Total noninterest expense	94,105	115,935
Income before income taxes	41,482	74,750
Income taxes	7,935	16,842
Net income	$33,547	$57,908
Basic earnings per share	$0.60	$1.03
Diluted earnings per share	$0.60	$1.02
Cash dividends per common share	$0.22	$0.22
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$33,547	$57,908
Other comprehensive (loss) income, net of tax:
Securities available for sale:
Unrealized holding losses on securities	(100,462)	(14,943)
Reclassification adjustment for gains realized in net income	—	(1,012)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(74)	—
Total securities available for sale	(100,536)	(15,955)
Derivative instruments:
Unrealized holding gains on derivative instruments	6,379	10,984
Total derivative instruments	6,379	10,984
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	31	42
Total defined benefit pension and post-retirement benefit plans	31	42
Other comprehensive loss, net of tax	(94,126)	(4,929)
Comprehensive (loss) income	$(60,579)	$52,979

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended March 31, 2022	Shares	Amount
Balance at January 1, 2022	55,756,233	$296,483	$(118,027)	$1,300,192	$741,648	$(10,443)	$2,209,853
Net income	—	—	—	—	33,547	—	33,547
Other comprehensive loss	—	—	—	—	—	(94,126)	(94,126)
Comprehensive loss							(60,579)
Cash dividends ($0.22 per share)	—	—	—	—	(12,505)	—	(12,505)
Issuance of common stock for stock-based compensation awards	124,433	—	3,977	(6,442)	—	—	(2,465)
Stock-based compensation expense	—	—	—	3,338	—	—	3,338
Balance at March 31, 2022	55,880,666	$296,483	$(114,050)	$1,297,088	$762,690	$(104,569)	$2,137,642

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Three Months Ended March 31, 2021	Shares	Amount
Balance at January 1, 2021	56,200,487	$296,483	$(101,554)	$1,296,963	$615,773	$25,068	$2,132,733
Net income	—	—	—	—	57,908	—	57,908
Other comprehensive loss	—	—	—	—	—	(4,929)	(4,929)
Comprehensive income							52,979
Cash dividends ($0.22 per share)	—	—	—	—	(12,564)	—	(12,564)
Issuance of common stock for stock-based compensation awards	93,859	—	2,605	(4,808)	—	—	(2,203)
Stock-based compensation expense	—	—	—	2,756	—	—	2,756
Balance at March 31, 2021	56,294,346	$296,483	$(98,949)	$1,294,911	$661,117	$20,139	$2,173,701

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$33,547	$57,908
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,500	—
Depreciation, amortization and accretion	12,804	10,059
Deferred income tax expense	4,649	5,542
Funding of mortgage loans held for sale	(595,046)	(1,143,349)
Proceeds from sales of mortgage loans held for sale	769,797	1,082,538
Gains on sales of mortgage loans held for sale	(6,047)	(33,901)
Valuation adjustment to mortgage servicing rights	—	(13,561)
Gains on sales of securities	—	(1,357)
Gains on sales of premises and equipment	(3)	(22)
Stock-based compensation expense	3,338	2,756
Increase (decrease) in other assets	5,746	(11,800)
Decrease in other liabilities	(24,469)	(11,601)
Net cash provided by (used in) operating activities	205,816	(56,788)
Investing activities
Purchases of securities available for sale	(285,635)	(465,245)
Proceeds from sales of securities available for sale	—	155,391
Proceeds from call/maturities of securities available for sale	128,155	95,382
Purchases of securities held to maturity	(79,434)	—
Proceeds from call/maturities of securities held to maturity	7,620	—
Net (increase) decrease in loans	(264,251)	243,250
Purchases of premises and equipment	(2,030)	(2,630)
Proceeds from sales of premises and equipment	100	34
Purchase of bank-owned life insurance	(80,000)	—
Net change in FHLB stock	(422)	(24)
Proceeds from sales of other assets	956	1,962
Net cash paid in acquisition of businesses	(10,066)	—
Other, net	207	1,346
Net cash (used in) provided by investing activities	(584,800)	29,466
Financing activities
Net (decrease) increase in noninterest-bearing deposits	(11,868)	450,312
Net increase in interest-bearing deposits	97,041	227,515
Net increase (decrease) in short-term borrowings	67,852	(9,186)
Repayment of long-term debt	(32,008)	(42)
Cash paid for dividends	(12,505)	(12,564)
Net cash provided by financing activities	108,512	656,035
Net (decrease) increase in cash and cash equivalents	(270,472)	628,713
Cash and cash equivalents at beginning of period	1,877,965	633,203
Cash and cash equivalents at end of period	$1,607,493	$1,261,916

Supplemental disclosures
Cash paid for interest	$10,324	$15,108
Cash paid for income taxes	$6,195	$18,032
Noncash transactions:
Transfers of loans to other real estate owned	$200	$2,039
Recognition of operating right-of-use assets	$30	$3,601
Recognition of operating lease liabilities	$30	$3,601

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

(In Thousands)
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”), Renasant Insurance, Inc., Park Place Capital Corporation and Southeastern Commercial Finance, LLC. Through its subsidiaries, the Company offers a diversified range of financial, wealth management, fiduciary and insurance services to its retail and commercial customers from full service offices located throughout Mississippi, Tennessee, Alabama, Georgia, Florida, North Carolina and South Carolina.
The Company acquired Southeastern Commercial Finance, LLC, an asset-based lending company headquartered in Birmingham, Alabama, effective March 1, 2022.
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 25, 2022.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material.

Impact of Recently-Issued Accounting Standards and Pronouncements:
In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method” (“ASU 2022-01”), which expands the last-of-layer method (which previously allowed entities to hedge exposure of a closed portfolio of prepayable financial assets to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults and other events impacting the timing and amount of cash flows on only one hedged layer) to the portfolio layer method which allows for multiple hedged layers in a single closed portfolio. ASU 2022-01 also expands the scope to include non-prepayable financial assets, specifies eligible hedging instruments in a single layer hedge, provides guidance on the accounting for and disclosure of hedge basis adjustment under the portfolio layer method and specifies how hedge basis adjustments should be considered when determining credit losses for assets included in a closed portfolio. ASU 2022-01 will be effective on January 1, 2023. Early adoption is permitted, including in an interim period. ASU 2022-01 is not expected to have a significant impact on the Company’s financial statements.
In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU 2022-02 will be effective on January 1, 2023. Early adoption is permitted, including in an interim period. The adoption of this accounting pronouncement will have no impact on the Company’s financial statements aside from additional and revised disclosures.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented in the tables below.

There was no allowance for credit losses allocated to any of the Company’s available for sale securities as of March 31, 2022 or December 31, 2021.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
U.S. Treasury securities	$2,000	$—	$—	$2,000
Obligations of states and political subdivisions	161,565	1,117	(5,205)	157,477
Residential mortgage backed securities:
Government agency mortgage backed securities	969,140	1,249	(48,493)	921,896
Government agency collateralized mortgage obligations	1,094,043	5	(83,591)	1,010,457
Commercial mortgage backed securities:
Government agency mortgage backed securities	11,277	—	(371)	10,906
Government agency collateralized mortgage obligations	221,955	87	(12,852)	209,190
Other debt securities	94,996	385	(1,991)	93,390
	$2,554,976	$2,843	$(152,503)	$2,405,316

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
U.S. Treasury securities	$3,007	$3	$—	$3,010
Obligations of other U.S. Government agencies and corporations	153,847	5,532	(269)	159,110
Obligations of states and political subdivisions	—	—	—	—
Residential mortgage backed securities:
Government agency mortgage backed securities	967,497	7,854	(6,816)	968,535
Government agency collateralized mortgage obligations	1,008,514	457	(20,371)	988,600
Commercial mortgage backed securities:
Government agency mortgage backed securities	14,717	365	(1)	15,081
Government agency collateralized mortgage obligations	216,859	812	(3,419)	214,252
Trust preferred securities	—	—	—	—
Other debt securities	36,515	1,097	(148)	37,464
	$2,400,956	$16,120	$(31,024)	$2,386,052

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
Obligations of states and political subdivisions	$290,588	$—	$(26,969)	$263,619
Residential mortgage backed securities
Government agency mortgage backed securities	95,369	—	(3,943)	91,426
Government agency collateralized mortgage obligations	23,403	—	(1,904)	21,499
Commercial mortgage backed securities:
Government agency mortgage backed securities	17,022	—	(1,488)	15,534
Government agency collateralized mortgage obligations	38,906	—	(2,261)	36,645
Other debt securities	21,938	—	(1,120)	20,818
	$487,226	$—	$(37,685)	$449,541
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$487,194

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Obligations of states and political subdivisions	$267,641	$333	$(685)	$267,289
Residential mortgage backed securities
Government agency mortgage backed securities	60,507	1	(198)	60,310
Government agency collateralized mortgage obligations	24,832	—	(92)	24,740
Commercial mortgage backed securities:
Government agency mortgage backed securities	1,855	—	—	1,855
Government agency collateralized mortgage obligations	39,505	—	(117)	39,388
Other debt securities	22,049	—	(79)	21,970
	$416,389	$334	$(1,171)	$415,552
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$416,357

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
There were no securities sold during the three months ended March 31, 2022. Securities sold during the three months ended March 31, 2021 were as set forth in the table below.

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

At March 31, 2022 and December 31, 2021, securities with a carrying value of $684,687 and $607,681, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $18,305 and $21,493 were pledged as collateral for short-term borrowings and derivative instruments at March 31, 2022 and December 31, 2021, respectively.
The amortized cost and fair value of securities at March 31, 2022 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$155	$155	$3,996	$4,003
Due after one year through five years	2,047	1,977	37,518	37,814
Due after five years through ten years	18,244	16,884	66,830	66,946
Due after ten years	270,142	244,603	88,851	84,252
Residential mortgage backed securities:
Government agency mortgage backed securities	95,369	91,426	969,140	921,896
Government agency collateralized mortgage obligations	23,403	21,499	1,094,043	1,010,457
Commercial mortgage backed securities:
Government agency mortgage backed securities	17,022	15,534	11,277	10,906
Government agency collateralized mortgage obligations	38,906	36,645	221,955	209,190
Other debt securities	21,938	20,818	61,366	59,852
	$487,226	$449,541	$2,554,976	$2,405,316

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the age of gross unrealized losses and fair value by investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
March 31, 2022
Obligations of states and political subdivisions	41	$81,646	$(4,767)	4	$5,805	$(438)	45	$87,451	$(5,205)
Residential mortgage backed securities:
Government agency mortgage backed securities	80	761,484	(43,653)	6	49,651	(4,840)	86	811,135	(48,493)
Government agency collateralized mortgage obligations	61	932,820	(74,437)	4	77,376	(9,154)	65	1,010,196	(83,591)
Commercial mortgage backed securities:
Government agency mortgage backed securities	3	10,481	(371)	1	425	—	4	10,906	(371)
Government agency collateralized mortgage obligations	24	150,009	(8,741)	7	40,496	(4,111)	31	190,505	(12,852)
Other debt securities	10	51,369	(1,991)	—	—	—	10	51,369	(1,991)
Total	219	$1,987,809	$(133,960)	22	$173,753	$(18,543)	241	$2,161,562	$(152,503)
December 31, 2021
Obligations of states and political subdivisions	8	$34,303	$(216)	3	$3,892	$(53)	11	$38,195	$(269)
Residential mortgage backed securities:
Government agency mortgage backed securities	41	727,546	(6,312)	1	12,305	(504)	42	739,851	(6,816)
Government agency collateralized mortgage obligations	49	966,126	(20,371)	—	—	—	49	966,126	(20,371)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	1,791	(1)	1	432	—	2	2,223	(1)
Government agency collateralized mortgage obligations	21	160,919	(3,072)	2	9,005	(347)	23	169,924	(3,419)
Trust preferred securities	—	—	—	—	—	—	—	—	—
Other debt securities	1	8,699	(148)	—	—	—	1	8,699	(148)
Total	121	$1,899,384	$(30,120)	7	$25,634	$(904)	128	$1,925,018	$(31,024)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
March 31, 2022
Obligations of states and political subdivisions	127	$261,920	$(26,786)	1	$1,699	$(183)	128	$263,619	$(26,969)
Residential mortgage backed securities:
Government agency mortgage backed securities	55	86,842	(3,599)	1	4,584	(344)	56	91,426	(3,943)
Government agency collateralized mortgage obligations	—	—	—	1	21,499	(1,904)	1	$21,499	$(1,904)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	15,534	(1,488)	—	—	—	1	$15,534	$(1,488)
Government agency collateralized mortgage obligations	6	31,380	(1,923)	1	5,265	(338)	7	$36,645	$(2,261)
Other debt securities	8	20,818	(1,120)	—	—	—	8	$20,818	$(1,120)
Total	197	$416,494	$(34,916)	4	$33,047	$(2,769)	201	$449,541	$(37,685)
December 31, 2021
Obligations of states and political subdivisions	24	$62,131	$(685)	—	$—	$—	24	$62,131	$(685)
Residential mortgage backed securities:
Government agency mortgage backed securities	50	53,560	(181)	1	5,354	(17)	51	58,914	(198)
Government agency collateralized mortgage obligations	1	24,740	(92)	—	—	—	1	24,740	(92)
Commercial mortgage backed securities:
Government agency collateralized mortgage obligations	7	39,388	(117)	—	—	—	7	39,388	(117)
Other debt securities	8	21,972	(79)	—	—	—	8	21,972	(79)
Total	90	$201,791	$(1,154)	1	$5,354	$(17)	91	$207,145	$(1,171)

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

The Company does not intend to sell any securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period longer than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. Based upon its review of securities with unrealized losses as of March 31, 2022, the Company determined that all such losses resulted from factors not deemed credit related. As such, the Company did not record any impairment for the first quarter.

The allowance for credit losses on held to maturity securities was $32 at March 31, 2022 and December 31, 2021. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by third party ratings agencies. Updated investment grades are obtained as they become available from agencies. On March 31, 2022, 99.9% of the amortized cost of debt securities held to maturity were rated A or higher by the ratings agencies.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Non Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 3, all references to “loans” mean non purchased loans excluding loans held for sale.

The following is a summary of non purchased loans and leases as of the dates presented:

	March 31, 2022	December 31, 2021
Commercial, financial, agricultural(1)	$1,336,239	$1,332,962
Lease financing	94,954	80,192
Real estate – construction:
Residential	305,396	300,988
Commercial	911,532	798,914
Total real estate – construction	1,216,928	1,099,902
Real estate – 1-4 family mortgage:
Primary	1,803,750	1,682,050
Home equity	424,426	423,108
Rental/investment	274,117	268,245
Land development	142,294	135,070
Total real estate – 1-4 family mortgage	2,644,587	2,508,473
Real estate – commercial mortgage:
Owner-occupied	1,318,446	1,329,219
Non-owner occupied	2,510,981	2,446,370
Land development	116,113	110,395
Total real estate – commercial mortgage	3,945,540	3,885,984
Installment loans to individuals	105,754	107,565
Gross loans	9,344,002	9,015,078
Unearned income	(5,112)	(4,067)
Loans, net of unearned income	$9,338,890	$9,011,011

(1)Includes Paycheck Protection Program (“PPP”) loans of $8,382 and $58,391 as of March 31, 2022 and December 31, 2021, respectively.

Past Due and Nonaccrual Loans
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Generally, the recognition of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer and other retail loans are typically charged-off no later than the time the loan is 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. For loans that are placed on nonaccrual status or charged-off, all interest accrued for the current year but not collected is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2022
Commercial, financial, agricultural	$1,519	$77	$1,329,682	$1,331,278	$739	$2,875	$1,347	$4,961	$1,336,239
Lease financing	—	—	94,954	94,954	—	—	—	—	94,954
Real estate – construction:
Residential	1,857	—	303,539	305,396	—	—	—	—	305,396
Commercial	—	—	911,532	911,532	—	—	—	—	911,532
Total real estate – construction	1,857	—	1,215,071	1,216,928	—	—	—	—	1,216,928
Real estate – 1-4 family mortgage:
Primary	16,852	—	1,771,806	1,788,658	4,018	6,812	4,262	15,092	1,803,750
Home equity	1,953	32	420,995	422,980	54	1,012	380	1,446	424,426
Rental/investment	562	100	272,736	273,398	16	438	265	719	274,117
Land development	332	—	141,441	141,773	—	333	188	521	142,294
Total real estate – 1-4 family mortgage	19,699	132	2,606,978	2,626,809	4,088	8,595	5,095	17,778	2,644,587
Real estate – commercial mortgage:
Owner-occupied	2,617	—	1,312,212	1,314,829	2,809	808	—	3,617	1,318,446
Non-owner occupied	662	—	2,504,698	2,505,360	—	—	5,621	5,621	2,510,981
Land development	202	—	115,582	115,784	—	292	37	329	116,113
Total real estate – commercial mortgage	3,481	—	3,932,492	3,935,973	2,809	1,100	5,658	9,567	3,945,540
Installment loans to individuals	674	—	104,813	105,487	3	20	244	267	105,754
Unearned income	—	—	(5,112)	(5,112)	—	—	—	—	(5,112)
Loans, net of unearned income	$27,230	$209	$9,278,878	$9,306,317	$7,639	$12,590	$12,344	$32,573	$9,338,890

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2021
Commercial, financial, agricultural	$3,325	$103	$1,323,774	$1,327,202	$1,669	$2,665	$1,426	$5,760	$1,332,962
Lease financing	—	—	80,181	80,181	—	11	—	11	80,192
Real estate – construction:
Residential	1,077	—	299,911	300,988	—	—	—	—	300,988
Commercial	—	—	798,914	798,914	—	—	—	—	798,914
Total real estate – construction	1,077	—	1,098,825	1,099,902	—	—	—	—	1,099,902
Real estate – 1-4 family mortgage:
Primary	14,785	389	1,652,940	1,668,114	1,920	8,195	3,821	13,936	1,682,050
Home equity	1,468	—	420,695	422,163	182	546	217	945	423,108
Rental/investment	401	445	266,353	267,199	—	771	275	1,046	268,245
Land development	431	—	134,382	134,813	—	65	192	257	135,070
Total real estate – 1-4 family mortgage	17,085	834	2,474,370	2,492,289	2,102	9,577	4,505	16,184	2,508,473
Real estate – commercial mortgage:
Owner-occupied	720	36	1,325,776	1,326,532	163	822	1,702	2,687	1,329,219
Non-owner occupied	260	89	2,440,513	2,440,862	—	—	5,508	5,508	2,446,370
Land development	476	—	109,575	110,051	—	292	52	344	110,395
Total real estate – commercial mortgage	1,456	125	3,875,864	3,877,445	163	1,114	7,262	8,539	3,885,984
Installment loans to individuals	978	12	106,318	107,308	30	95	132	257	107,565
Unearned income	—	—	(4,067)	(4,067)	—	—	—	—	(4,067)
Loans, net of unearned income	$23,921	$1,074	$8,955,265	$8,980,260	$3,964	$13,462	$13,325	$30,751	$9,011,011

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were no restructured loans contractually 90 days past due or more and still accruing at March 31, 2022 or March 31, 2021. The outstanding balance of restructured loans on nonaccrual status was $15,267 and $5,965 at March 31, 2022 and March 31, 2021, respectively.

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

	Number of Loans	Pre- Modification Amortized Cost	Post- Modification Amortized Cost
Three months ended March 31, 2022
Real estate – 1-4 family mortgage:
Primary	7	$865	$873
Real estate – commercial mortgage:
Owner-occupied	1	6,500	6,500
Total	8	$7,365	$7,373

Three months ended March 31, 2021
Real estate – 1-4 family mortgage:
Primary	3	$432	$435
Real estate – commercial mortgage:
Non-owner occupied	1	837	810
Total	4	$1,269	$1,245

With respect to loans that were restructured during the three months ended March 31, 2022 and March 31, 2021, none have subsequently defaulted as of the date of this report.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2022	97	$14,650
Additional advances or loans with concessions	8	7,403
Reductions due to:
Reclassified as nonperforming	(4)	(452)
Paid in full	(5)	(530)
Principal paydowns	—	(91)
Totals at March 31, 2022	96	$20,980

The allowance for credit losses attributable to restructured loans was $646 and $328 at March 31, 2022 and March 31, 2021, respectively. The Company had $305 in remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2022 and no remaining availability at March 31, 2021.
Credit Quality
For loans with a commercial purpose, internal risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of commercial and commercial real estate secured loans. Loan grades range

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
between 1 and 9, with 1 being loans with the least credit risk. Loans within the “Pass” grade (reserved for loans with a risk rating between 1 and 4C) generally have a lower risk of loss and therefore a lower risk factor applied to the loan balances. The “Special Mention” grade (those with a risk rating of 4E) represents a loan where a significant adverse risk-modifying action is anticipated in the near term and, if left uncorrected, could result in deterioration of the credit quality of the loan. Loans that migrate toward the “Substandard” grade (those with a risk rating between 5 and 9) generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances.
The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2022
Commercial, Financial, Agricultural	$96,762	$276,836	$184,316	$105,812	$39,160	$21,356	$573,245	$4,504	$1,301,991
Pass	96,208	275,666	176,524	105,294	37,590	20,606	571,066	3,497	1,286,451
Special Mention	89	—	—	194	272	—	601	—	1,156
Substandard	465	1,170	7,792	324	1,298	750	1,578	1,007	14,384

Lease Financing Receivables	$19,463	$24,644	$21,969	$14,215	$6,758	$2,793	$—	$—	$89,842
Pass	19,463	24,644	21,969	14,215	6,758	2,341	—	—	89,390
Special Mention	—	—	—	—	—	452	—	—	452
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$162,809	$482,341	$318,316	$145,402	$15,525	$—	$6,539	$602	$1,131,534
Residential	$61,146	$150,122	$6,025	$—	$—	$—	$2,107	$602	$220,002
Pass	61,146	150,122	6,025	—	—	—	2,107	602	220,002
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	$101,663	$332,219	$312,291	$145,402	$15,525	$—	$4,432	$—	$911,532
Pass	101,663	331,298	312,291	145,402	15,525	—	4,432	—	910,611
Special Mention	—	921	—	—	—	—	—	—	921
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$86,992	$180,183	$67,130	$43,262	$24,115	$29,405	$26,986	$854	$458,927
Primary	$7,747	$12,478	$6,702	$2,969	$4,159	$4,803	$6,002	$—	$44,860
Pass	7,538	12,478	6,702	2,848	4,159	4,436	5,991	—	44,152
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	209	—	—	121	—	367	11	—	708

Home Equity	$—	$1,324	$—	$41	$127	$—	$13,817	$9	$15,318
Pass	—	1,324	—	41	127	—	13,817	9	15,318
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Rental/Investment	$41,987	$100,533	$51,166	$29,396	$19,608	$24,032	$6,321	$845	$273,888
Pass	41,966	100,456	50,958	28,363	19,339	23,306	6,321	845	271,554
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	21	77	208	1,033	269	726	—	—	2,334

Land Development	$37,258	$65,848	$9,262	$10,856	$221	$570	$846	$—	$124,861
Pass	37,258	65,848	8,974	10,832	221	570	846	—	124,549
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	288	24	—	—	—	—	312

Real Estate - Commercial Mortgage	$398,640	$1,095,513	$790,229	$608,176	$304,844	$578,577	$137,549	$19,906	$3,933,434
Owner-Occupied	$121,718	$302,860	$266,970	$197,621	$146,863	$219,190	$55,759	$7,316	$1,318,297

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Pass	121,353	301,595	265,142	196,020	145,137	203,852	55,759	6,347	1,295,205
Special Mention	—	1,191	—	347	—	3,127	—	932	5,597
Substandard	365	74	1,828	1,254	1,726	12,211	—	37	17,495

Non-Owner Occupied	$260,565	$749,262	$507,210	$400,465	$152,176	$356,205	$72,478	$12,590	$2,510,951
Pass	260,361	740,078	507,210	387,131	152,176	292,279	72,478	12,590	2,424,303
Special Mention	—	9,184	—	11,322	—	24,606	—	—	45,112
Substandard	204	—	—	2,012	—	39,320	—	—	41,536

Land Development	$16,357	$43,391	$16,049	$10,090	$5,805	$3,182	$9,312	$—	$104,186
Pass	14,759	43,123	15,713	10,090	5,724	3,182	9,312	—	101,903
Special Mention	—	43	—	—	—	—	—	—	43
Substandard	1,598	225	336	—	81	—	—	—	2,240

Installment loans to individuals	$73	$—	$—	$37	$—	$—	$—	$—	$110
Pass	73	—	—	37	—	—	—	—	110
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$764,739	$2,059,517	$1,381,960	$916,904	$390,402	$632,131	$744,319	$25,866	$6,915,838
Pass	761,788	2,046,632	1,371,508	900,273	386,756	550,572	742,129	23,890	6,783,548
Special Mention	89	11,339	—	11,863	272	28,185	601	932	53,281
Substandard	2,862	1,546	10,452	4,768	3,374	53,374	1,589	1,044	79,009

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2021
Commercial, Financial, Agricultural	$300,748	$245,940	$122,350	$44,533	$15,384	$11,103	$557,628	$2,757	$1,300,443
Pass	299,731	245,657	120,102	43,042	14,603	8,605	553,541	2,002	1,287,283
Special Mention	—	136	1,798	281	605	1,196	651	—	4,667
Substandard	1,017	147	450	1,210	176	1,302	3,436	755	8,493

Real Estate - Construction	$461,370	$371,694	$174,369	$14,813	$—	$—	$3,769	$2,428	$1,028,443
Residential	$210,734	$12,598	$—	$—	$—	$—	$3,769	$2,428	$229,529
Pass	210,734	12,598	—	—	—	—	3,769	2,428	229,529
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	$250,636	$359,096	$174,369	$14,813	$—	$—	$—	$—	$798,914
Pass	250,636	359,096	174,369	14,813	—	—	—	—	798,914
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$205,137	$83,038	$60,240	$30,044	$28,340	$8,846	$25,534	$941	$442,120
Primary	$15,599	$7,698	$3,662	$5,985	$4,150	$1,066	$4,727	$—	$42,887
Pass	15,599	7,698	3,496	5,985	4,066	1,057	4,716	—	42,617
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	166	—	84	9	11	—	270

Home Equity	$1,318	$—	$42	$131	$—	$—	$13,615	$10	$15,116
Pass	1,318	—	42	131	—	—	13,615	10	15,116
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Rental/Investment	$111,006	$61,801	$33,734	$23,520	$23,890	$7,469	$5,554	$931	$267,905
Pass	110,987	60,855	32,733	23,246	23,708	7,098	5,554	931	265,112
Special Mention	—	249	—	—	—	—	—	—	249
Substandard	19	697	1,001	274	182	371	—	—	2,544

Land Development	$77,214	$13,539	$22,802	$408	$300	$311	$1,638	$—	$116,212
Pass	74,818	13,539	22,769	408	300	311	1,638	—	113,783
Special Mention	2,396	—	—	—	—	—	—	—	2,396
Substandard	—	—	33	—	—	—	—	—	33

Real Estate - Commercial Mortgage	$1,168,118	$836,549	$680,506	$344,089	$298,644	$376,652	$147,446	$21,644	$3,873,648
Owner-Occupied	$312,031	$305,686	$220,057	$164,345	$140,265	$117,767	$59,126	$9,748	$1,329,025
Pass	310,736	304,555	218,447	161,521	134,410	109,577	59,126	8,036	1,306,408
Special Mention	1,210	1,131	—	—	1,733	328	—	1,712	6,114
Substandard	85	—	1,610	2,824	4,122	7,862	—	—	16,503

Non-Owner Occupied	$809,784	$511,803	$449,409	$173,123	$155,175	$256,133	$79,016	$11,896	$2,446,339
Pass	800,348	503,009	436,062	165,843	102,446	242,665	79,016	11,896	2,341,285
Special Mention	9,235	8,794	11,356	7,280	33,176	8,024	—	—	77,865
Substandard	201	—	1,991	—	19,553	5,444	—	—	27,189

Land Development	$46,303	$19,060	$11,040	$6,621	$3,204	$2,752	$9,304	$—	$98,284
Pass	46,034	17,030	11,040	6,569	3,204	2,752	9,304	—	95,933
Special Mention	44	—	—	—	—	—	—	—	44
Substandard	225	2,030	—	52	—	—	—	—	2,307

Installment loans to individuals	$—	$—	$42	$—	$—	$—	$—	$—	$42
Pass	—	—	42	—	—	—	—	—	42
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$2,135,373	$1,537,221	$1,037,507	$433,479	$342,368	$396,601	$734,377	$27,770	$6,644,696
Pass	2,120,941	1,524,037	1,019,102	421,558	282,737	372,065	730,279	25,303	6,496,022
Special Mention	12,885	10,310	13,154	7,561	35,514	9,548	651	1,712	91,335
Substandard	1,547	2,874	5,251	4,360	24,117	14,988	3,447	755	57,339

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2022
Commercial, Financial, Agricultural	$—	$24	$—	$—	$—	$4,586	$29,638	$—	$34,248
Performing Loans	—	24	—	—	—	4,586	29,638	—	34,248
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$7,060	$70,624	$6,079	$1,631	$—	$—	$—	$—	$85,394
Residential	$7,060	$70,624	$6,079	$1,631	$—	$—	$—	$—	$85,394
Performing Loans	7,060	70,624	6,079	1,631	—	—	—	—	85,394
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$202,102	$576,608	$389,909	$182,310	$142,482	$284,535	$404,747	$2,967	$2,185,660
Primary	$199,643	$566,132	$387,647	$181,465	$140,891	$283,112	$—	$—	$1,758,890
Performing Loans	199,643	565,669	386,148	179,052	136,035	277,478	—	—	1,744,025
Non-Performing Loans	—	463	1,499	2,413	4,856	5,634	—	—	14,865

Home Equity	$520	$111	$—	$79	$224	$460	$404,747	$2,967	$409,108
Performing Loans	520	111	—	79	224	388	403,926	2,413	407,661
Non-Performing Loans	—	—	—	—	—	72	821	554	1,447

Rental/Investment	$—	$—	$—	$—	$—	$229	$—	$—	$229
Performing Loans	—	—	—	—	—	176	—	—	176
Non-Performing Loans	—	—	—	—	—	53	—	—	53

Land Development	$1,939	$10,365	$2,262	$766	$1,367	$734	$—	$—	$17,433
Performing Loans	1,939	10,340	2,172	734	1,367	672	—	—	17,224
Non-Performing Loans	—	25	90	32	—	62	—	—	209

Real Estate - Commercial Mortgage	$1,004	$4,940	$3,204	$1,785	$748	$425	$—	$—	$12,106
Owner-Occupied	$—	$—	$135	$14	$—	$—	$—	$—	$149
Performing Loans	—	—	135	14	—	—	—	—	149
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	$—	$—	$30	$—	$—	$—	$—	$—	$30
Performing Loans	—	—	30	—	—	—	—	—	30
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	$1,004	$4,940	$3,039	$1,771	$748	$425	$—	$—	$11,927
Performing Loans	1,004	4,940	3,039	1,755	748	374	—	—	11,860
Non-Performing Loans	—	—	—	16	—	51	—	—	67

Installment loans to individuals	$13,094	$36,301	$11,810	$20,312	$6,858	$3,303	$13,926	$40	$105,644
Performing Loans	12,981	36,285	11,783	20,265	6,848	3,252	13,926	37	105,377
Non-Performing Loans	113	16	27	47	10	51	—	3	267

Total loans not subject to risk rating	$223,260	$688,497	$411,002	$206,038	$150,088	$292,849	$448,311	$3,007	$2,423,052
Performing Loans	223,147	687,993	409,386	203,530	145,222	286,926	447,490	2,450	2,406,144
Non-Performing Loans	113	504	1,616	2,508	4,866	5,923	821	557	16,908

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2021
Commercial, Financial, Agricultural	$71	$—	$—	$1	$—	$8,983	$23,464	$—	$32,519
Performing Loans	71	—	—	1	—	8,983	23,464	—	32,519
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$26,301	$23,270	$15,504	$7,713	$2,169	$1,168	$—	$—	$76,125
Performing Loans	26,301	23,270	15,504	7,713	2,167	1,159	—	—	76,114
Non-Performing Loans	—	—	—	—	2	9	—	—	11

Real Estate - Construction	$57,283	$12,561	$1,615	$—	$—	$—	$—	$—	$71,459
Residential	$57,283	$12,561	$1,615	$—	$—	$—	$—	$—	$71,459
Performing Loans	57,283	12,561	1,615	—	—	—	—	—	71,459
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$554,483	$419,252	$205,014	$155,535	$117,619	$207,381	$404,293	$2,776	$2,066,353
Primary	$542,659	$415,863	$203,739	$153,717	$116,689	$206,496	$—	$—	$1,639,163
Performing Loans	542,053	414,931	201,273	148,649	114,669	203,416	—	—	1,624,991
Non-Performing Loans	606	932	2,466	5,068	2,020	3,080	—	—	14,172

Home Equity	$111	$—	$79	$225	$—	$508	$404,293	$2,776	$407,992
Performing Loans	111	—	79	225	—	435	403,598	2,599	407,047
Non-Performing Loans	—	—	—	—	—	73	695	177	945

Rental/Investment	$—	$—	$99	$—	$23	$218	$—	$—	$340
Performing Loans	—	—	99	—	23	164	—	—	286
Non-Performing Loans	—	—	—	—	—	54	—	—	54

Land Development	$11,713	$3,389	$1,097	$1,593	$907	$159	$—	$—	$18,858
Performing Loans	11,688	3,298	1,065	1,593	832	159	—	—	18,635
Non-Performing Loans	25	91	32	—	75	—	—	—	223

Real Estate - Commercial Mortgage	$5,265	$3,584	$2,082	$800	$468	$137	$—	$—	$12,336
Owner-Occupied	$—	$136	$58	$—	$—	$—	$—	$—	$194
Performing Loans	—	136	58	—	—	—	—	—	194
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	$—	$31	$—	$—	$—	$—	$—	$—	$31
Performing Loans	—	31	—	—	—	—	—	—	31
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	$5,265	$3,417	$2,024	$800	$468	$137	$—	$—	$12,111
Performing Loans	5,265	3,417	2,008	800	468	86	—	—	12,044
Non-Performing Loans	—	—	16	—	—	51	—	—	67

Installment loans to individuals	$44,302	$15,436	$23,114	$7,717	$1,985	$1,917	$13,016	$36	$107,523
Performing Loans	44,254	15,360	23,035	7,704	1,958	1,890	13,016	36	107,253
Non-Performing Loans	48	76	79	13	27	27	—	—	270

Total loans not subject to risk rating	$687,705	$474,103	$247,329	$171,766	$122,241	$219,586	$440,773	$2,812	$2,366,315
Performing Loans	687,026	473,004	244,736	166,685	120,117	216,292	440,078	2,635	2,350,573
Non-Performing Loans	679	1,099	2,593	5,081	2,124	3,294	695	177	15,742

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean purchased loans excluding loans held for sale.

The following is a summary of purchased loans as of the dates presented:

	March 31, 2022	December 31, 2021
Commercial, financial, agricultural	$109,368	$90,308
Real estate – construction:
Residential	1,259	1,287
Commercial	3,865	3,707
Total real estate – construction	5,124	4,994
Real estate – 1-4 family mortgage:
Primary	122,063	134,070
Home equity	46,239	51,496
Rental/investment	18,694	20,229
Land development	9,396	9,978
Total real estate – 1-4 family mortgage	196,392	215,773
Real estate – commercial mortgage:
Owner-occupied	220,247	234,132
Non-owner occupied	396,135	410,577
Land development	15,942	18,344
Total real estate – commercial mortgage	632,324	663,053
Installment loans to individuals	31,361	35,775
Loans	$974,569	$1,009,903

In the first quarter of 2022, the Company acquired Southeastern Commercial Finance, LLC. The acquired loans were added to the commercial, financial, and agricultural loan category at their fair value of $28,110 at the date of acquisition. The carrying amount of purchased credit deteriorated (“PCD”) loans at the acquisition date is detailed below.

Carrying Amount
Purchase price of loans at acquisition	$6,543
Allowance for credit losses at acquisition	1,648
Par value of acquired loans at acquisition	$8,191

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Past Due and Nonaccrual Loans
The Company’s policies with respect to placing loans on nonaccrual status or charging off loans, and its accounting for interest on any such loans, are described above in Note 3, “Non Purchased Loans.”
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2022
Commercial, financial, agricultural	$316	$—	$100,913	$101,229	$203	$1,996	$5,940	$8,139	$109,368
Real estate – construction:
Residential	—	—	1,259	1,259	—	—	—	—	1,259
Commercial	—	—	3,865	3,865	—	—	—	—	3,865
Total real estate – construction	—	—	5,124	5,124	—	—	—	—	5,124
Real estate – 1-4 family mortgage:
Primary	1,224	—	115,600	116,824	981	1,706	2,552	5,239	122,063
Home equity	297	—	45,187	45,484	97	265	393	755	46,239
Rental/investment	—	—	18,635	18,635	—	—	59	59	18,694
Land development	75	—	9,321	9,396	—	—	—	—	9,396
Total real estate – 1-4 family mortgage	1,596	—	188,743	190,339	1,078	1,971	3,004	6,053	196,392
Real estate – commercial mortgage:
Owner-occupied	314	—	217,850	218,164	—	138	1,945	2,083	220,247
Non-owner occupied	54	—	393,144	393,198	2,931	—	6	2,937	396,135
Land development	—	38	15,786	15,824	—	—	118	118	15,942
Total real estate – commercial mortgage	368	38	626,780	627,186	2,931	138	2,069	5,138	632,324
Installment loans to individuals	1,107	—	30,162	31,269	16	—	76	92	31,361
Loans, net of unearned income	$3,387	$38	$951,722	$955,147	$4,228	$4,105	$11,089	$19,422	$974,569

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2021
Commercial, financial, agricultural	$122	$—	$82,918	$83,040	$42	$1,618	$5,608	$7,268	$90,308
Real estate – construction:
Residential	—	—	1,287	1,287	—	—	—	—	1,287
Commercial	—	—	3,707	3,707	—	—	—	—	3,707
Total real estate – construction	—	—	4,994	4,994	—	—	—	—	4,994
Real estate – 1-4 family mortgage:
Primary	1,042	36	127,820	128,898	257	2,225	2,690	5,172	134,070
Home equity	149	—	50,573	50,722	—	373	401	774	51,496
Rental/investment	20	—	20,105	20,125	26	—	78	104	20,229
Land development	—	—	9,978	9,978	—	—	—	—	9,978
Total real estate – 1-4 family mortgage	1,211	36	208,476	209,723	283	2,598	3,169	6,050	215,773
Real estate – commercial mortgage:
Owner-occupied	1,511	323	230,305	232,139	—	289	1,704	1,993	234,132
Non-owner occupied	—	—	407,639	407,639	—	—	2,938	2,938	410,577
Land development	—	—	18,218	18,218	—	—	126	126	18,344
Total real estate – commercial mortgage	1,511	323	656,162	657,996	—	289	4,768	5,057	663,053
Installment loans to individuals	839	8	34,690	35,537	15	11	212	238	35,775
Loans, net of unearned income	$3,683	$367	$987,240	$991,290	$340	$4,516	$13,757	$18,613	$1,009,903

There were no restructured loans contractually 90 days past due or more and still accruing at March 31, 2022 or March 31, 2021. The outstanding balance of restructured loans on nonaccrual status was $9,944 and 19,140 at March 31, 2022 and March 31, 2021, respectively.

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

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended March 31, 2022
Real estate – 1-4 family mortgage:
Land development	3	$98	$94
Three months ended March 31, 2021
Commercial, financial, agricultural	1	$135	$135

With respect to loans that were restructured during the three months ended March 31, 2022 and March 31, 2021, none have subsequently defaulted as of the date of this report.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2022	38	$5,609
Additional advances or loans with concessions	3	110
Reclassified as performing restructured loan	3	302
Reductions due to:
Reclassified to nonperforming loans	(2)	(41)
Paid in full	(2)	(1,596)
Charge-offs	—	—
Principal paydowns	—	(44)
Totals at March 31, 2022	40	$4,340

The allowance for credit losses attributable to restructured loans was $69 and $167 at March 31, 2022 and March 31, 2021, respectively. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at March 31, 2022, as compared to $153 in remaining availability at March 31, 2021.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Credit Quality
A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 3, “Non Purchased Loans.” The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2022
Commercial, Financial, Agricultural	$—	$—	$—	$629	$6,149	$33,798	$67,658	$1,134	$109,368
Pass	—	—	—	629	5,569	25,590	66,049	740	98,577
Special Mention	—	—	—	—	239	—	—	—	239
Substandard	—	—	—	—	341	8,208	1,609	394	10,552

Real Estate - Construction	$—	$—	$—	$—	$575	$4,549	$—	$—	$5,124
Residential	$—	$—	$—	$—	$575	$684	$—	$—	$1,259
Pass	—	—	—	—	575	684	—	—	1,259
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$—	$—	$3,865	$—	$—	$3,865
Pass	—	—	—	—	—	3,865	—	—	3,865
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$—	$152	$9,106	$32,889	$903	$191	$43,241
Primary	$—	$—	$—	$35	$2,317	$12,126	$158	$—	$14,636
Pass	—	—	—	35	2,317	9,148	158	—	11,658
Special Mention	—	—	—	—	—	56	—	—	56
Substandard	—	—	—	—	—	2,922	—	—	2,922

Home Equity	$—	$—	$—	$—	$—	$38	$590	$191	$819
Pass	—	—	—	—	—	38	590	—	628
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	191	191

Rental/Investment	$—	$—	$—	$117	$314	$18,108	$155	$—	$18,694
Pass	—	—	—	117	314	17,367	5	—	17,803
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	741	150	—	891

Land Development	$—	$—	$—	$—	$6,475	$2,617	$—	$—	$9,092
Pass	—	—	—	—	6,475	1,285	—	—	7,760
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,332	—	—	1,332

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - Commercial Mortgage	$—	$—	$—	$322	$49,086	$566,330	$1,758	$14,136	$631,632
Owner-Occupied	$—	$—	$—	$—	$13,054	$206,267	$926	$—	$220,247
Pass	—	—	—	—	13,054	189,182	926	—	203,162
Special Mention	—	—	—	—	—	1,918	—	—	1,918
Substandard	—	—	—	—	—	15,167	—	—	15,167

Non-Owner Occupied	$—	$—	$—	$322	$35,628	$345,803	$246	$14,136	$396,135
Pass	—	—	—	322	19,250	311,334	246	4,281	335,433
Special Mention	—	—	—	—	16,372	—	—	—	16,372
Substandard	—	—	—	—	6	34,469	—	9,855	44,330

Land Development	$—	$—	$—	$—	$404	$14,260	$586	$—	$15,250
Pass	—	—	—	—	404	8,446	586	—	9,436
Special Mention	—	—	—	—	—	5,083	—	—	5,083
Substandard	—	—	—	—	—	731	—	—	731

Installment loans to individuals	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$—	$—	$—	$1,103	$64,916	$637,566	$70,319	$15,461	$789,365
Pass	—	—	—	1,103	47,958	566,939	68,560	5,021	689,581
Special Mention	—	—	—	—	16,611	7,057	—	—	23,668
Substandard	—	—	—	—	347	63,570	1,759	10,440	76,116

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2021
Commercial, Financial, Agricultural	$—	$—	$646	$12,199	$12,247	$25,562	$38,328	$1,326	$90,308
Pass	—	—	646	11,612	8,918	18,877	37,555	899	78,507
Special Mention	—	—	—	246	—	—	—	—	246
Substandard	—	—	—	341	3,329	6,685	773	427	11,555

Real Estate - Construction	$—	$—	$—	$601	$—	$4,393	$—	$—	$4,994
Residential	$—	$—	$—	$601	$—	$686	$—	$—	$1,287
Pass	—	—	—	601	—	686	—	—	1,287
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$—	$—	$3,707	$—	$—	$3,707
Pass	—	—	—	—	—	3,707	—	—	3,707
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$—	$—	$152	$10,151	$2,781	$32,841	$1,476	$201	$47,602
Primary	$—	$—	$34	$2,485	$1,367	$12,336	$161	$—	$16,383
Pass	—	—	34	2,485	1,367	9,408	161	—	13,455
Special Mention	—	—	—	—	—	59	—	—	59
Substandard	—	—	—	—	—	2,869	—	—	2,869

Home Equity	$—	$—	$—	$—	$—	$42	$1,087	$201	$1,330
Pass	—	—	—	—	—	42	717	—	759
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	370	201	571

Rental/Investment	$—	$—	$118	$804	$1,273	$17,806	$228	$—	$20,229
Pass	—	—	118	804	1,273	17,035	77	—	19,307
Special Mention	—	—	—	—	—	38	—	—	38
Substandard	—	—	—	—	—	733	151	—	884

Land Development	$—	$—	$—	$6,862	$141	$2,657	$—	$—	$9,660
Pass	—	—	—	6,862	111	1,249	—	—	8,222
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	30	1,408	—	—	1,438

Real Estate - Commercial Mortgage	$—	$—	$325	$50,519	$123,254	$467,983	$5,912	$14,324	$662,317
Owner-Occupied	$—	$—	$—	$13,344	$17,621	$200,111	$3,056	$—	$234,132
Pass	—	—	—	13,344	13,888	182,779	3,056	—	213,067
Special Mention	—	—	—	—	1,553	394	—	—	1,947
Substandard	—	—	—	—	2,180	16,938	—	—	19,118

Non-Owner Occupied	$—	$—	$325	$35,887	$103,739	$254,080	$2,222	$14,324	$410,577
Pass	—	—	325	19,510	100,682	222,048	2,222	4,418	349,205
Special Mention	—	—	—	16,370	—	359	—	—	16,729
Substandard	—	—	—	7	3,057	31,673	—	9,906	44,643

Land Development	$—	$—	$—	$1,288	$1,894	$13,792	$634	$—	$17,608
Pass	—	—	—	1,288	1,894	7,904	634	—	11,720
Special Mention	—	—	—	—	—	5,141	—	—	5,141
Substandard	—	—	—	—	—	747	—	—	747

Installment loans to individuals	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$—	$—	$1,123	$73,470	$138,282	$530,779	$45,716	$15,851	$805,221
Pass	—	—	1,123	56,506	128,133	463,735	44,422	5,317	699,236
Special Mention	—	—	—	16,616	1,553	5,991	—	—	24,160
Substandard	—	—	—	348	8,596	61,053	1,294	10,534	81,825

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables present the performing status of the Company’s loan portfolio not subject to risk rating by origination date:

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2022
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$—	$200	$1,079	$110,964	$39,583	$1,325	$153,151
Primary	$—	$—	$—	$200	$538	$106,613	$—	$76	$107,427
Performing Loans	—	—	—	200	429	101,584	—	76	102,289
Non-Performing Loans	—	—	—	—	109	5,029	—	—	5,138

Home Equity	$—	$—	$—	$—	$541	$4,047	$39,583	$1,249	$45,420
Performing Loans	—	—	—	—	541	3,994	39,011	1,120	44,666
Non-Performing Loans	—	—	—	—	—	53	572	129	754

Rental/Investment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	$—	$—	$—	$—	$—	$304	$—	$—	$304
Performing Loans	—	—	—	—	—	304	—	—	304
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$—	$—	$—	$—	$145	$547	$—	$—	$692
Owner-Occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	$—	$—	$—	$—	$145	$547	$—	$—	$692
Performing Loans	—	—	—	—	145	547	—	—	692
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Installment loans to individuals	$—	$—	$—	$—	$17,963	$11,983	$1,391	$24	$31,361
Performing Loans	—	—	—	—	17,959	11,912	1,378	20	31,269
Non-Performing Loans	—	—	—	—	4	71	13	4	92

Total loans not subject to risk rating	$—	$—	$—	$200	$19,187	$123,494	$40,974	$1,349	$185,204
Performing Loans	—	—	—	200	19,074	118,341	40,389	1,216	179,220
Non-Performing Loans	—	—	—	—	113	5,153	585	133	5,984

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2021
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$202	$1,480	$19,988	$101,060	$44,086	$1,355	$168,171
Primary	$—	$—	$202	$938	$17,505	$98,961	$—	$81	$117,687
Performing Loans	—	—	202	829	16,902	94,607	—	81	112,621
Non-Performing Loans	—	—	—	109	603	4,354	—	—	5,066

Home Equity	$—	$—	$—	$542	$2,441	$1,823	$44,086	$1,274	$50,166
Performing Loans	—	—	—	542	2,441	1,769	43,700	1,141	49,593
Non-Performing Loans	—	—	—	—	—	54	386	133	573

Rental/Investment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	$—	$—	$—	$—	$42	$276	$—	$—	$318
Performing Loans	—	—	—	—	42	276	—	—	318
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$—	$—	$—	$147	$31	$558	$—	$—	$736
Owner-Occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	$—	$—	$—	$147	$31	$558	$—	$—	$736
Performing Loans	—	—	—	147	31	558	—	—	736
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Installment loans to individuals	$—	$—	$—	$20,581	$9,721	$3,881	$1,558	$34	$35,775
Performing Loans	—	—	—	20,566	9,714	3,684	1,541	23	35,528
Non-Performing Loans	—	—	—	15	7	197	17	11	247

Total loans not subject to risk rating	$—	$—	$202	$22,208	$29,740	$105,499	$45,644	$1,389	$204,682
Performing Loans	—	—	202	22,084	29,130	100,894	45,241	1,245	198,796
Non-Performing Loans	—	—	—	124	610	4,605	403	144	5,886

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5 – Allowance for Credit Losses
(In Thousands)
The following is a summary of total non purchased and purchased loans as of the dates presented:

	March 31, 2022	December 31, 2021
Commercial, financial, agricultural (1)	$1,445,607	$1,423,270
Lease financing	94,954	80,192
Real estate – construction:
Residential	306,655	302,275
Commercial	915,397	802,621
Total real estate – construction	1,222,052	1,104,896
Real estate – 1-4 family mortgage:
Primary	1,925,813	1,816,120
Home equity	470,665	474,604
Rental/investment	292,811	288,474
Land development	151,690	145,048
Total real estate – 1-4 family mortgage	2,840,979	2,724,246
Real estate – commercial mortgage:
Owner-occupied	1,538,693	1,563,351
Non-owner occupied	2,907,116	2,856,947
Land development	132,055	128,739
Total real estate – commercial mortgage	4,577,864	4,549,037
Installment loans to individuals	137,115	143,340
Gross loans	10,318,571	10,024,981
Unearned income	(5,112)	(4,067)
Loans, net of unearned income	10,313,459	10,020,914
Allowance for credit losses on loans	(166,468)	(164,171)
Net loans	$10,146,991	$9,856,743

(1)Includes Paycheck Protection Program (“PPP”) loans of $8,382 and $58,391 as of March 31, 2022 and December 31, 2021, respectively.

Allowance for Credit Losses on Loans

The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb credit losses inherent in the entire loan portfolio. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis. Expected credit loss inherent in non-cancellable off-balance-sheet credit exposures is accounted for as a separate liability in the Consolidated Balance Sheets. The allowance for credit losses on loans held for investment, as reported in the Company’s Consolidated Balance Sheets, is adjusted by a provision for credit losses, which is reported in earnings, and reduced by net charge-offs. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. For more information about the Company’s policies and procedures for determining the amount of the allowance for credit losses, please refer to the discussion in Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses in the Company’s loan portfolio. As of March 31, 2022 and December 31, 2021, the Company had accrued interest receivable for loans of $40,409 and $41,692, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets. Although the Company made the election to exclude accrued interest from the measurement of the allowance

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
for credit losses, the Company did have an allowance for credit losses on interest deferred as part of the loan deferral program of $1,266 and $1,273, respectively, as of March 31, 2022 and December 31, 2021.
The following tables provide a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Three Months Ended March 31, 2022
Allowance for credit losses:
Beginning balance	$33,922	$16,419	$32,356	$68,940	$1,486	$11,048	$164,171
Impact of PCD loans acquired during the period	1,648	—	—	—	—	—	1,648
Charge-offs	(2,102)	—	(163)	(6)	(7)	(779)	(3,057)
Recoveries	1,136	—	178	155	12	725	2,206
Net (charge-offs) recoveries	(966)	—	15	149	5	(54)	(851)
Provision for credit losses on loans	(998)	1,992	4,477	(3,858)	91	(204)	1,500
Ending balance	$33,606	$18,411	$36,848	$65,231	$1,582	$10,790	$166,468
Period-End Amount Allocated to:
Individually evaluated	$9,225	$—	$396	$2,660	$—	$570	$12,851
Collectively evaluated	24,381	18,411	36,452	62,571	1,582	10,220	153,617
Ending balance	$33,606	$18,411	$36,848	$65,231	$1,582	$10,790	$166,468
Loans:
Individually evaluated	$13,070	$—	$4,477	$15,464	$—	$570	$33,581
Collectively evaluated	1,432,537	1,222,052	2,836,502	4,562,400	89,842	136,545	10,279,878
Ending balance	$1,445,607	$1,222,052	$2,840,979	$4,577,864	$89,842	$137,115	$10,313,459

Nonaccruing loans with no allowance for credit losses	$435	$—	$2,614	$5,298	$—	$2	$8,349

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total

Three Months Ended March 31, 2021
Allowance for credit losses:
Beginning balance	$39,031	$16,047	$32,165	$76,127	$1,624	$11,150	$176,144
Charge-offs	(3,498)	(52)	(101)	(61)	—	(1,658)	(5,370)
Recoveries	289	13	261	171	11	1,587	2,332
Net (charge-offs) recoveries	(3,209)	(39)	160	110	11	(71)	(3,038)
Provision for credit losses on loans	1,770	(1,031)	(631)	(12)	(89)	(7)	—
Ending balance	$37,592	$14,977	$31,694	$76,225	$1,546	$11,072	$173,106
Period-End Amount Allocated to:
Individually evaluated	$9,908	$—	$232	$4,846	$—	$607	$15,593
Collectively evaluated	27,684	14,977	31,462	71,379	1,546	10,465	157,513
Ending balance	$37,592	$14,977	$31,694	$76,225	$1,546	$11,072	$173,106
Loans:
Individually evaluated	$15,435	$—	$6,311	$18,508	$—	$621	$40,875
Collectively evaluated	2,233,852	955,918	2,679,750	4,530,519	75,256	172,238	10,647,533
Ending balance	$2,249,287	$955,918	$2,686,061	$4,549,027	$75,256	$172,859	$10,688,408

Nonaccruing loans with no allowance for credit losses	$1,848	$—	$4,695	$2,113	$—	$—	$8,656

The Company recorded a provision for credit losses of $1,500 during the first quarter of 2022, as compared to no provision for credit losses recorded in the first quarter of 2021. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. The provision activity during the current quarter was primarily driven by strong loan growth during the quarter and the acquisition of Southeastern Commercial Finance, LLC.
Allowance for Credit Losses on Unfunded Loan Commitments
The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in the “Other liabilities” line item on the Consolidated Balance Sheets. For more information about the Company’s policies and procedures for determining the amount of the allowance for credit losses on unfunded loan commitments, please refer to the discussion in Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Three Months Ended March 31,	2022	2021
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,035	$20,535
(Recovery of) provision for credit losses on unfunded loan commitments (included in other noninterest expense)	(550)	—
Ending balance	$19,485	$20,535

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

	Purchased OREO	Non Purchased OREO	Total OREO
March 31, 2022
Residential real estate	$44	$332	$376
Commercial real estate	39	136	175
Residential land development	291	4	295
Commercial land development	1,157	59	1,216
Total	$1,531	$531	$2,062
December 31, 2021
Residential real estate	$93	$166	$259
Commercial real estate	39	722	761
Residential land development	301	4	305
Commercial land development	1,156	59	1,215
Total	$1,589	$951	$2,540

Changes in the Company’s purchased and non purchased OREO were as follows:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at January 1, 2022	$1,589	$951	$2,540
Transfers of loans	36	164	200
Impairments	(14)	—	(14)
Dispositions	(79)	(586)	(665)
Other	(1)	2	1
Balance at March 31, 2022	$1,531	$531	$2,062

At March 31, 2022 and December 31, 2021, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $2,069 and $22, respectively.
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
Repairs and maintenance	$3	$20
Property taxes and insurance	35	11
Impairments	14	70
Net gains on OREO sales	(291)	(56)
Rental income	(2)	(4)
Total	$(241)	$41

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the three months ended March 31, 2022 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2022	$936,916	$2,767	$939,683
Additions to goodwill from the Southeastern Commercial Finance, LLC acquisition	6,608	—	6,608
Balance at March 31, 2022	$943,524	$2,767	$946,291

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2022
Core deposit intangibles	$82,492	$(60,720)	$21,772
Customer relationship intangible	2,470	(1,511)	959
Total finite-lived intangible assets	$84,962	$(62,231)	$22,731
December 31, 2021
Core deposit intangibles	$82,492	$(59,399)	$23,093
Customer relationship intangible	2,470	(1,465)	1,005
Total finite-lived intangible assets	$84,962	$(60,864)	$24,098

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended
	March 31,
	2022	2021
Amortization expense for:
Core deposit intangibles	$1,321	$1,553
Customer relationship intangible	45	45
Total intangible amortization	$1,366	$1,598

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2022 and the succeeding four years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2022	$4,941	$181	$5,122
2023	4,044	181	4,225
2024	3,498	181	3,679
2025	3,102	181	3,283
2026	2,899	138	3,037

Note 8 – Mortgage Servicing Rights
(In Thousands)
The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights (“MSRs”) are recognized as a separate asset on the date the corresponding mortgage loan is sold. MSRs are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
of amortized cost or fair value. Fair value is determined using an income approach with various assumptions, including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors, and is subject to significant fluctuation as a result of actual prepayment speeds, default rates and losses differing from estimates thereof. For example, an increase in mortgage interest rates or a decrease in actual prepayment speeds may cause positive adjustments to the valuation of the Company’s MSRs.
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
There was no valuation adjustment on MSRs during the three months ended March 31, 2022. During the three months ended March 31, 2021, there was a positive valuation adjustment of $13,561 which was caused primarily by an increase in mortgage interest rates and a corresponding decrease in actual prepayment speeds.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2022	$89,018
Capitalization	6,603
Amortization	(3,891)
Balance at March 31, 2022	$91,730

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

	March 31, 2022	December 31, 2021
Unpaid principal balance	$8,931,901	$8,728,629

Weighted-average prepayment speed (CPR)	6.71%	10.56%
Estimated impact of a 10% increase	$(5,883)	$(3,875)
Estimated impact of a 20% increase	(11,291)	(7,464)

Discount rate	9.68%	9.82%
Estimated impact of a 10% increase	$(1,477)	$(4,153)
Estimated impact of a 20% increase	(3,264)	(8,119)

Weighted-average coupon interest rate	3.27%	3.29%
Weighted-average servicing fee (basis points)	30.47	30.37
Weighted-average remaining maturity (in years)	8.46	6.69

The Company recorded servicing fees of $4,423 and $4,071 for the three months ended March 31, 2022 and 2021, respectively, all of which are included in “Mortgage banking income” in the Consolidated Statements of Income.

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

Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Service cost	$—	$—	$1	$1
Interest cost	184	166	3	4
Expected return on plan assets	(421)	(443)	—	—
Recognized actuarial loss (gain)	61	54	(19)	—
Net periodic (return) benefit cost	$(176)	$(223)	$(15)	$5

Incentive Compensation Plans
The Company maintains a long-term equity compensation plan that provides for the grant of stock options and the award of restricted stock. There were no stock options granted, nor compensation expense associated with options recorded, during the three months ended March 31, 2022 or 2021. There were no stock options outstanding as of March 31, 2022.

The Company also awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to non-employee directors, executives, and other officers and employees.
The following table summarizes the changes in restricted stock as of and for the three months ended March 31, 2022:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	146,561	$34.67	603,714	$34.48
Awarded	63,308	38.62	252,719	38.32
Vested	—	—	(139,711)	31.08
Cancelled	—	—	(2,000)	35.85
Nonvested at end of period	209,869	$35.86	714,722	$36.50

During the three months ended March 31, 2022, the Company reissued 124,433 shares from treasury in connection with awards of restricted stock. The Company recorded total stock-based compensation expense of $3,338 and $2,756 for the three months ended March 31, 2022 and 2021, respectively.

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
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Balance Sheet	March 31, 2022		December 31, 2021
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$179,648	$3,662	$185,447	$4,711
Interest rate lock commitments	Other Assets	130,896	2,032	310,941	5,304
Forward commitments	Other Assets	436,000	10,216	280,000	667
Totals		$746,544	$15,910	$776,388	$10,682
Derivative liabilities:
Interest rate contracts	Other Liabilities	$179,648	$3,662	$185,447	$4,711
Interest rate lock commitments	Other Liabilities	160,820	2,594	19,961	43
Forward commitments	Other Liabilities	35,000	97	320,000	736
Totals		$375,468	$6,353	$525,408	$5,490
Gains and losses included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the dates presented:

	Three Months Ended March 31,
	2022	2021
Interest rate contracts:
Included in interest income on loans	$305	$370
Interest rate lock commitments:
Included in mortgage banking income	(5,823)	(8,322)
Forward commitments
Included in mortgage banking income	10,188	18,803
Total	$4,670	$10,851
Derivatives designated as cash flow hedges
Cash flow hedge relationships mitigate exposure to the variability of future cash flow or other forecasted transactions. The Company uses interest rate swap contracts in an effort to manage future interest rate exposure on borrowings. The hedging strategy converts the LIBOR-based variable interest rate on the forecasted borrowings to a fixed interest rate. As of March 31, 2022, the Company is hedging its exposure to the variability of future cash flows through 2030 and a portion of these hedges are forward starting.
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	March 31, 2022		December 31, 2021
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$100,000	$13,486	$100,000	$7,016
Derivative liabilities:
Interest rate swaps	Other Liabilities	$30,000	$816	$62,000	$2,902
Changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the three months ended March 31, 2022 or 2021. The impact on other comprehensive income for the three months ended March 31, 2022 and 2021 is discussed in Note 13, “Other Comprehensive Income (Loss).”
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
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	March 31, 2022		December 31, 2021
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$11,754	$100,000	$5,411
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Three Months Ended March 31,
	Location	2022	2021
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$(6,343)	$(7,650)
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$6,343	$7,650
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Long-term debt	$86,786	$93,085	$11,754	$5,411
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Gross amounts recognized	$26,694	$8,007	$13,337	$13,436
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	26,694	8,007	13,337	13,436
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	12,382	7,208	12,382	7,208
Financial collateral pledged	—	—	955	6,228
Net amounts	$14,312	$799	$—	$—

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

	March 31,	December 31,
	2022	2021
Deferred tax assets
Allowance for credit losses	$50,421	$50,712
Loans	2,602	2,855
Deferred compensation	10,777	14,522
Net unrealized losses on securities	35,769	3,545
Impairment of assets	394	392
Net operating loss carryforwards	1,035	1,211
Investment in partnerships	930	890
Lease liabilities under operating leases	15,423	17,106
Other	4,179	3,241
Total deferred tax assets	121,530	94,474
Deferred tax liabilities
Fixed assets	5,734	5,339
Mortgage servicing rights	21,470	20,779
Junior subordinated debt	2,093	2,130
Intangibles	3,005	3,177
Lease right-of-use asset	14,696	16,209
Other	1,722	1,607
Total deferred tax liabilities	48,720	49,241
Net deferred tax assets	$72,810	$45,233

For the three months ended March 31, 2022 and 2021, the Company recorded a provision for income taxes totaling $7,935 and $16,842, respectively. The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences.
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
The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities that are measured on a recurring basis:
Securities available for sale: Securities available for sale consist primarily of debt securities, such as obligations of U.S. Government agencies and corporations, obligations of states and political subdivisions and mortgage-backed securities. Where quoted market prices in active markets are available, securities are classified within Level 1 of the fair value hierarchy. If quoted prices from active markets are not available, fair values are based on quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active, or model-based valuation techniques where all significant assumptions are observable in the market. Such instruments are classified within Level 2 of the fair value hierarchy. When assumptions used in model-based valuation techniques are not observable in the market, the assumptions used by management reflect estimates of assumptions used by other market participants in determining fair value. When there is limited transparency around the inputs to the valuation, the instruments are classified within Level 3 of the fair value hierarchy.
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
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
March 31, 2022
Financial assets:
Securities available for sale	$—	$2,405,316	$—	$2,405,316
Derivative instruments	—	29,396	—	29,396
Mortgage loans held for sale in loans held for sale	—	280,464	—	280,464
Total financial assets	$—	$2,715,176	$—	$2,715,176
Financial liabilities:
Derivative instruments:	$—	$18,923	$—	$18,923

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2021
Financial assets:
Securities available for sale	—	2,386,052	—	2,386,052
Derivative instruments	—	17,698	—	17,698
Mortgage loans held for sale in loans held for sale	—	453,533	—	453,533
Total financial assets	$—	$2,857,283	$—	$2,857,283
Financial liabilities:
Derivative instruments	$—	$13,803	$—	$13,803

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the three months ended March 31, 2022.
The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, as of the dates presented:

2021
Three Months Ended March 31, 2022	Trust preferred securities
Three Months Ended March 31,
Balance at beginning of period	$9,012
Accretion included in net income	7
Unrealized losses included in other comprehensive income	941
Realized losses	2,061
Sales	(12,021)
Balance at end of period	$—

For each of the three months ended March 31, 2022 and 2021, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

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

March 31, 2022	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$3,111	$3,111
OREO	—	—	2,062	2,062
Total	$—	$—	$5,173	$5,173

December 31, 2021	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$7,928	$7,928
OREO	—	—	2,540	2,540
Total	$—	$—	$10,468	$10,468

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Individually evaluated loans: Loans are individually evaluated for credit losses each quarter taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Individually evaluated loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Individually evaluated loans that were measured or re-measured at fair value had a carrying value of $6,466 and $12,939 at March 31, 2022 and December 31, 2021, respectively, and a specific reserve for these loans of $3,355 and $5,011 was included in the allowance for credit losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets as of the dates presented:

	March 31, 2022	December 31, 2021
Carrying amount prior to remeasurement	$2,076	$2,556
Impairment recognized in results of operations	(14)	(16)
Fair value	$2,062	$2,540

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at March 31, 2022 and December 31, 2021. There were no valuation adjustments on MSRs during the three months ended March 31, 2022 and $13,561 of positive valuation adjustments recognized during the three months ended March 31, 2021.
The following table presents information as of March 31, 2022 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans, net of allowance for credit losses	$3,111	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$2,062	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

Fair Value Option
The Company has elected to measure all mortgage loans held for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.
Net losses of $13,021 and $12,231 resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2022 and 2021, respectively. The amount does not reflect changes in fair values of related

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2022 and December 31, 2021:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2022
Mortgage loans held for sale measured at fair value	$280,464	$281,669	$(1,205)

December 31, 2021
Mortgage loans held for sale measured at fair value	$453,533	$441,717	$11,816

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of March 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,607,493	$1,607,493	$—	$—	$1,607,493
Securities available for sale	2,405,316	—	2,405,316	—	2,405,316
Loans held for sale	280,464	—	280,464	—	280,464
Loans, net	10,146,991	—	—	9,860,650	9,860,650
Mortgage servicing rights	91,730	—	—	131,896	131,896
Derivative instruments	29,396	—	29,396	—	29,396
Financial liabilities
Deposits	$13,990,897	$12,650,868	$1,321,023	$—	$13,971,891
Short-term borrowings	111,279	111,279	—	—	111,279
Federal Home Loan Bank advances	408	—	409	—	409
Junior subordinated debentures	111,518	—	104,427	—	104,427
Subordinated notes	323,490	—	322,900	—	322,900
Derivative instruments	18,923	—	18,923	—	18,923

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of December 31, 2021	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,877,965	$1,877,965	$—	$—	$1,877,965
Securities available for sale	2,386,052	—	2,386,052	—	2,386,052
Loans held for sale	453,533	—	453,533	—	453,533
Loans, net	9,856,743	—	—	9,690,604	9,690,604
Mortgage servicing rights	89,018	—	—	99,425	99,425
Derivative instruments	17,698	—	17,698	—	17,698
Financial liabilities
Deposits	$13,905,724	$12,494,342	$1,408,397	$—	$13,902,739
Short-term borrowings	13,947	13,947	—	—	13,947
Federal Home Loan Bank advances	417	—	422	—	422
Junior subordinated debentures	111,373	—	106,682	—	106,682
Subordinated notes	359,419	—	373,950	—	373,950
Derivative instruments	13,803	—	13,803	—	13,803

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended March 31, 2022
Securities available for sale:
Unrealized holding losses on securities	$(134,756)	$(34,294)	$(100,462)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(99)	(25)	(74)
Total securities available for sale	(134,855)	(34,319)	(100,536)
Derivative instruments:
Unrealized holding gains on derivative instruments	8,556	2,177	6,379
Total derivative instruments	8,556	2,177	6,379
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	42	11	31
Total defined benefit pension and post-retirement benefit plans	42	11	31
Total other comprehensive loss	$(126,257)	$(32,131)	$(94,126)

Three months ended March 31, 2021
Securities available for sale:
Unrealized holding losses on securities	$(20,044)	$(5,101)	$(14,943)
Reclassification adjustment for gains realized in net income	(1,357)	(345)	(1,012)
Total securities available for sale	(21,401)	(5,446)	(15,955)
Derivative instruments:
Unrealized holding gains on derivative instruments	14,734	3,750	10,984
Total derivative instruments	14,734	3,750	10,984
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	54	12	42
Total defined benefit pension and post-retirement benefit plans	54	12	42
Total other comprehensive loss	$(6,613)	$(1,684)	$(4,929)

The accumulated balances for each component of other comprehensive income, net of tax, were as follows as of the dates presented:

	March 31, 2022	December 31, 2021
Unrealized losses on securities	$(109,652)	$(9,116)
Unrealized gains on derivative instruments	10,342	3,963
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(5,259)	(5,290)
Total accumulated other comprehensive loss	$(104,569)	$(10,443)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 14 – Net Income Per Common Share
(In Thousands, Except Share Data)
Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution of shares outstanding, assuming outstanding service-based restricted stock awards fully vested, calculated in accordance with the treasury method. Basic and diluted net income per common share calculations are as follows for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
Basic
Net income applicable to common stock	$33,547	$57,908
Average common shares outstanding	55,809,192	56,240,201
Net income per common share - basic	$0.60	$1.03
Diluted
Net income applicable to common stock	$33,547	$57,908
Average common shares outstanding	55,809,192	56,240,201
Effect of dilutive stock-based compensation	272,671	278,998
Average common shares outstanding - diluted	56,081,863	56,519,199
Net income per common share - diluted	$0.60	$1.02

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
Number of shares	2,200	1,875

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	March 31, 2022		December 31, 2021
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,424,268	9.00%	$1,422,077	9.15%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,316,342	10.78%	1,314,295	11.18%
Tier 1 Capital to Risk-Weighted Assets	1,424,268	11.67%	1,422,077	12.10%
Total Capital to Risk-Weighted Assets	1,892,630	15.50%	1,897,167	16.14%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,581,608	10.00%	$1,580,904	10.18%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,581,608	12.95%	1,580,904	13.46%
Tier 1 Capital to Risk-Weighted Assets	1,581,608	12.95%	1,580,904	13.46%
Total Capital to Risk-Weighted Assets	1,714,725	14.04%	1,697,163	14.44%

Common equity Tier 1 capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. The required capital conservation buffer is 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. As shown in the tables above, as of March 31, 2022, the Company’s CET1 capital was in excess of the capital conservation buffer.

The Company has elected to take advantage of transitional relief offered by the Federal Reserve and the FDIC to delay for two years the estimated impact of Accounting Standards Codification Topic 326, “Financial Instruments - Credit Losses” (“ASC 326”), often referred to as CECL, on regulatory capital, followed by a three-year transitional period to phase out the capital benefit provided by the two-year delay. The three-year transitional period began on January 1, 2022.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
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
The following tables provide financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended March 31, 2022
Net interest income (loss)	$103,932	$93	$490	$(4,886)	$99,629
Provision for credit losses	1,500	—	—	—	1,500
Noninterest income (loss)	28,306	3,097	6,505	(450)	37,458
Noninterest expense	86,871	2,116	4,755	363	94,105
Income (loss) before income taxes	43,867	1,074	2,240	(5,699)	41,482
Income tax expense (benefit)	9,131	281	—	(1,477)	7,935
Net income (loss)	$34,736	$793	$2,240	$(4,222)	$33,547

Total assets	$16,757,670	$33,794	$64,761	$7,532	$16,863,757
Goodwill	$943,524	$2,767	$—	$—	$946,291

Three months ended March 31, 2021
Net interest income (loss)	$112,948	$107	$384	$(3,791)	$109,648
Provision for credit losses	—	—	—	—	—
Noninterest income (loss)	73,070	3,248	5,171	(452)	81,037
Noninterest expense (benefit)	109,586	1,923	4,101	325	115,935
Income (loss) before income taxes	76,432	1,432	1,454	(4,568)	74,750
Income tax expense (benefit)	17,656	367	—	(1,181)	16,842
Net income (loss)	$58,776	$1,065	$1,454	$(3,387)	$57,908

Total assets	$15,525,500	$31,004	$64,320	$1,747	$15,622,571
Goodwill	$936,916	$2,767	$—	$—	$939,683

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
Important factors currently known to management that could cause our actual results to differ materially from those in forward-looking statements include the following: (i) the Company’s ability to efficiently integrate acquisitions into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management; (ii) the effect of economic conditions and interest rates on a national, regional or international basis; (iii) timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (iv) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries; (v) the financial resources of, and products available from, competitors; (vi) changes in laws and regulations as well as changes in accounting standards; (vii) changes in policy by regulatory agencies; (viii) changes in the securities and foreign exchange markets; (ix) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (x) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers; (xi) an insufficient allowance for credit losses as a result of inaccurate assumptions; (xii) general economic, market or business conditions, including the impact of inflation and changes in monetary policy by the Federal Reserve Board; (xiii) changes in demand for loan products and financial services; (xiv) concentration of credit exposure; (xv) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; (xvi) increased cybersecurity risk, including potential network breaches, business disruptions or financial losses; (xvii) civil unrest, natural disasters, epidemics (including the re-emergence of the COVID-19 pandemic) and other catastrophic events in the Company’s geographic area; (xviii) the impact, extent and timing of technological changes; and (xix) other circumstances, many of which are beyond management’s control. Management believes that the assumptions underlying the Company’s forward-looking statements are reasonable, but any of the assumptions could prove to be inaccurate.
The Company undertakes no obligation, and specifically disclaims any obligation, to update or revise forward-looking statements, whether as a result of new information or to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by federal securities laws.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at March 31, 2022 compared to December 31, 2021.
Assets
Total assets were $16,863,757 at March 31, 2022 compared to $16,810,311 at December 31, 2021. The Company acquired Southeastern Commercial Finance, LLC, an asset-based lending company headquartered in Birmingham, Alabama, effective March 1, 2022, which added $43,946 in total assets, including $28,110 in loans, on the date of acquisition.
Investments

The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and certain types of borrowings. The securities portfolio also serves as an outlet to deploy excess liquidity and generate interest income rather than hold such excess funds as cash. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	March 31, 2022		December 31, 2021
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
U.S. Treasury securities	$2,000	0.07%	$3,010	0.11%
Obligations of states and political subdivisions	448,065	15.49	426,751	15.23
Mortgage-backed securities	2,327,149	80.45	2,313,167	82.54
Other debt securities	115,328	3.99	59,513	2.12
	$2,892,542	100.00%	$2,802,441	100.00%
Allowance for credit losses - held to maturity securities	(32)		(32)
Securities, net of allowance for credit losses	$2,892,510		$2,802,409
During the three months ended March 31, 2022, we deployed a portion of our excess liquidity into the securities portfolio and purchased $365,069 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised approximately 72% of these purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Obligations of state and political subdivisions comprised approximately 11% of purchases made during the first three months of 2022. Other debt securities in our investment portfolio, consisting of corporate debt securities and issuances from the Small Business Administration (“SBA”), comprised approximately 17% of purchases made during the first three months of 2022.
Rising interest rates in the first quarter of 2022 had a negative impact on the value of our securities portfolio resulting in a fair market value adjustment of our available for sale securities of $134,756, which contributed to our accumulated other comprehensive loss.
Proceeds from maturities, calls and principal payments on securities during the first three months of 2022 totaled $135,775. The Company did not sell any securities during the first three months of 2022. Proceeds from the maturities, calls and principal payments on securities during the first three months of 2021 totaled $95,382. The Company sold municipal securities, residential mortgage backed securities and trust preferred securities with a carrying value of $154,034 at the time of sale for net proceeds of $155,391, resulting in a net gain on sale of $1,357 during the first three months of 2021.
For more information about the Company’s security portfolio, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans Held for Sale
Loans held for sale, which consist of residential mortgage loans being held until they are sold in the secondary market, were $280,464 at March 31, 2022, as compared to $453,533 at December 31, 2021. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Loans

Total loans, excluding loans held for sale, were $10,313,459 at March 31, 2022 and $10,020,914 at December 31, 2021. Non purchased loans totaled $9,338,890 at March 31, 2022 compared to $9,011,011 at December 31, 2021. Loans purchased in previous acquisitions totaled $974,569 and $1,009,903 at March 31, 2022 and December 31, 2021, respectively.
The tables below set forth the balance of loans outstanding, net of unearned income and excluding loans held for sale, by loan type and the percentage of each loan type to total loans as of the dates presented:

	March 31, 2022
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural (1)	$1,336,239	$109,368	$1,445,607	14.02%
Lease financing, net of unearned income	89,842	—	89,842	0.87
Real estate – construction:
Residential	305,396	1,259	306,655	2.97
Commercial	911,532	3,865	915,397	8.88
Total real estate – construction	1,216,928	5,124	1,222,052	11.85
Real estate – 1-4 family mortgage:
Primary	1,803,750	122,063	1,925,813	18.67
Home equity	424,426	46,239	470,665	4.56
Rental/investment	274,117	18,694	292,811	2.84
Land development	142,294	9,396	151,690	1.47
Total real estate – 1-4 family mortgage	2,644,587	196,392	2,840,979	27.54
Real estate – commercial mortgage:
Owner-occupied	1,318,446	220,247	1,538,693	14.92
Non-owner occupied	2,510,981	396,135	2,907,116	28.19
Land development	116,113	15,942	132,055	1.28
Total real estate – commercial mortgage	3,945,540	632,324	4,577,864	44.39
Installment loans to individuals	105,754	31,361	137,115	1.33
Total loans, net of unearned income	$9,338,890	$974,569	$10,313,459	100.00%
(1)Includes Paycheck Protection Program (“PPP”) loans of $8,382 as of March 31, 2022.

	December 31, 2021
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural (1)	$1,332,962	$90,308	$1,423,270	14.20%
Lease financing, net of unearned income	76,125	—	76,125	0.76
Real estate – construction:
Residential	300,988	1,287	302,275	3.02
Commercial	798,914	3,707	802,621	8.01
Total real estate – construction	1,099,902	4,994	1,104,896	11.03
Real estate – 1-4 family mortgage:
Primary	1,682,050	134,070	1,816,120	18.12
Home equity	423,108	51,496	474,604	4.74
Rental/investment	268,245	20,229	288,474	2.88
Land development	135,070	9,978	145,048	1.45
Total real estate – 1-4 family mortgage	2,508,473	215,773	2,724,246	27.19
Real estate – commercial mortgage:
Owner-occupied	1,329,219	234,132	1,563,351	15.60
Non-owner occupied	2,446,370	410,577	2,856,947	28.51
Land development	110,395	18,344	128,739	1.28
Total real estate – commercial mortgage	3,885,984	663,053	4,549,037	45.39
Installment loans to individuals	107,565	35,775	143,340	1.43
Total loans, net of unearned income	$9,011,011	$1,009,903	$10,020,914	100.00%

(1)Includes PPP loans of $58,391 as of December 31, 2021.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2022, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $13,990,897 and $13,905,724 at March 31, 2022 and December 31, 2021, respectively. Noninterest-bearing deposits were $4,706,256 and $4,718,124 at March 31, 2022 and December 31, 2021, respectively, while interest-bearing deposits were $9,284,641 and $9,187,600 at March 31, 2022 and December 31, 2021, respectively.
Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding time deposits greater than $250,000). Noninterest bearing deposits represented 33.64% of total deposits at March 31, 2022, as compared to 33.93% of total deposits at December 31, 2021. Under certain circumstances, management may elect to acquire non-core deposits (in the form of time deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits were $1,825,839 and $1,787,414 at March 31, 2022 and December 31, 2021, respectively.

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

	March 31, 2022	December 31, 2021
Security repurchase agreements	$11,279	$13,947
Short-term borrowings from the FHLB	100,000	—
	$111,279	$13,947
The Company has hedged the interest rate risk associated with the short-term borrowings from the FHLB using an interest rate swap, which became effective in March 2022, in which it pays a fixed rate of interest. The effect of this interest rate hedge was to significantly reduce the cost to the Company of borrowing from the FHLB, and so the Company elected to take advantage of the availability of this low-cost funding in the first quarter of 2022.
At March 31, 2022, long-term debt consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The following table presents our long-term debt by type as of the dates presented:

	March 31, 2022	December 31, 2021
Long-term FHLB advances	$408	$417
Junior subordinated debentures	111,518	111,373
Subordinated notes	323,490	359,419
	$435,416	$471,209
Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2022, all of our outstanding long-term FHLB advances were scheduled to mature within twelve months or less. The Company had $4,047,128 of availability on unused lines of credit with the FHLB at March 31, 2022, as compared to $4,214,274 at December 31, 2021.
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
On March 1, 2022, the Company redeemed at par the remaining $30,000 of its $60,000 5.00% fixed-to-floating rate subordinated notes. The Company redeemed the initial $30,000 of these notes in December 2021.
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

Results of Operations
Net Income
Net income for the first quarter of 2022 was $33,547 compared to net income of $57,908 for the first quarter of 2021. Basic and diluted earnings per share (“EPS”) for the first quarter of 2022 were $0.60 as compared to basic and diluted EPS of $1.03 and $1.02, respectively, for the first quarter of 2021.
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

	Three Months Ended
	March 31, 2022			March 31, 2021
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$687	$556	$0.01	$—	$—	$—
MSR valuation adjustment	—	—	—	(13,561)	(10,497)	(0.19)
Restructuring (benefit) charges	(455)	(368)	(0.01)	292	226	0.01
COVID-19 related expenses	—	—	—	785	608	0.01
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 73.02% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the first quarter of 2022. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $99,629 for the three months ended March 31, 2022, as compared to $109,648 for the same period in 2021. On a tax equivalent basis, net interest income was $101,383 for the three months ended March 31, 2022, as compared to $111,264 same period in 2021.
The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category for the periods presented:

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	10,108,511	97,001	3.88	10,802,991	113,072	4.24
Loans held for sale	330,442	2,863	3.48	406,397	2,999	2.96
Securities:
Taxable	2,499,822	8,782	1.41	1,065,779	4,840	1.82
Tax-exempt(1)	438,380	2,635	2.40	306,344	2,284	2.98
Interest-bearing balances with banks	1,463,991	664	0.18	777,166	183	0.10
Total interest-earning assets	14,841,146	111,945	3.05	13,358,677	123,378	3.74
Cash and due from banks	206,224			205,830
Intangible assets	965,430			969,001
Other assets	684,464			670,183
Total assets	$16,697,264			$15,203,691
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$6,636,392	$3,647	0.22%	$5,906,230	$3,932	0.27%
Savings deposits	1,097,560	139	0.05	882,758	169	0.08
Time deposits	1,374,722	1,851	0.55	1,655,778	4,178	1.02
Total interest-bearing deposits	9,108,674	5,637	0.25	8,444,766	8,279	0.40
Borrowed funds	485,777	4,925	4.08	483,907	3,835	3.21
Total interest-bearing liabilities	9,594,451	10,562	0.44	8,928,673	12,114	0.55
Noninterest-bearing deposits	4,651,793			3,862,422
Other liabilities	201,353			240,171
Shareholders’ equity	2,249,667			2,172,425
Total liabilities and shareholders’ equity	$16,697,264			$15,203,691
Net interest income/net interest margin		$101,383	2.76%		$111,264	3.37%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. As discussed in more detail below, the decline in loan yields due to the low interest rate environment during the past year as well as changes in the mix of earning assets over the past year due to increased liquidity on the balance sheet were the largest contributing factors to the decrease in net interest margin and net interest income for the three months ended March 31, 2022, as compared to the same period in 2021. The Company has continued to focus on lowering the cost of funding through growing noninterest-bearing deposits and aggressively lowering interest rates on interest-bearing deposits. The Company has also increased its purchases of investment securities and continues to evaluate options to mitigate the pressure on net interest margin.
The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three months ended March 31, 2022, as compared to the same period in 2021 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute value of amounts calculated):

	Three months ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
	Volume	Rate	Net
Interest income:
Loans held for investment	(6,966)	(9,105)	(16,071)
Loans held for sale	(606)	470	(136)
Securities:
Taxable	5,224	(1,282)	3,942
Tax-exempt	844	(493)	351
Interest-bearing balances with banks	235	246	481
Total interest-earning assets	(1,269)	(10,164)	(11,433)
Interest expense:
Interest-bearing demand deposits	451	(736)	(285)
Savings deposits	35	(65)	(30)
Time deposits	(621)	(1,706)	(2,327)
Borrowed funds	15	1,075	1,090
Total interest-bearing liabilities	(120)	(1,432)	(1,552)
Change in net interest income	$(1,149)	$(8,732)	$(9,881)
Interest income, on a tax equivalent basis, was $111,945 for the three months ended March 31, 2022, as compared to $123,378, for the same period in 2021. This decrease in interest income, on a tax equivalent basis, is due primarily to the Federal Reserve maintaining low interest rates since March 2020 (until the Federal Reserve's first rate increase in March 2022) and changes in the mix of earning assets during the year due to increased liquidity on the balance sheet.
The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Loans held for investment, excl. PPP	67.84%	73.49%	3.88%	4.22%
Paycheck Protection Program	0.27	7.38	6.36	4.40
Loans held for sale	2.23	3.04	3.48	2.96
Securities	19.80	10.27	1.55	2.08
Other	9.86	5.82	0.18	0.10
Total earning assets	100.00%	100.00%	3.05%	3.74%

For the first quarter of 2022, interest income on loans held for investment, on a tax equivalent basis, decreased $16,071 to $97,001 from $113,072 for the same period in 2021. Interest income on loans held for investment decreased primarily due to the Federal Reserve maintaining low interest rates since March 2020. Interest income attributable to PPP loans included in loan interest income for the three months ended March 31, 2022, was $619, which consisted of $94 in interest income and $526 in accretion of net origination fees, as compared to $10,687 for the three months ended March 31, 2021, which consisted of $2,392 in interest income and $8,295 in accretion of net origination fees. The PPP origination fees, net of agent fees paid and other origination costs, are being accreted into interest income over the life of the loan. If a PPP loan is forgiven in whole or in part, as provided under the CARES Act, the Company will recognize the non-accreted portion of the net origination fee attributable to the forgiven portion of such loan as of the date of the final forgiveness determination. PPP loans increased margin and loan yield by one basis point each during the first quarter of 2022. PPP loans increased margin and loan yield by eight basis points and two basis points, respectively, in the first quarter of 2021.

The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans held for investment, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended
	March 31,
	2022	2021
Net interest income collected on problem loans	$434	$2,180
Accretable yield recognized on purchased loans(1)	1,235	3,088
Total impact to interest income on loans	$1,669	$5,268

Impact to loan yield	0.07%	0.20%

Impact to net interest margin	0.05%	0.16%
(1)Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $373 and $1,272, for the first quarter of 2022 and 2021, respectively. This additional interest income increased total loan yield by one basis point and five basis points for the first quarter of 2022 and 2021, respectively, while increasing net interest margin by one and four basis points for the same respective periods.
For the first quarter of 2022, interest income on loans held for sale (consisting of mortgage loans held for sale) decreased $136 to $2,863 from $2,999 for the same period in 2021.
Investment income, on a tax equivalent basis, increased $4,293 to $11,417 for the first quarter of 2022 from $7,124 for the first quarter of 2021. The tax equivalent yield on the investment portfolio for the first quarter of 2022 was 1.55%, down 53 basis points from 2.08% for the same period in 2021. The decrease in taxable equivalent yield on securities was a result of the low interest rate environment over the period. The growth in the Company’s investment securities portfolio during the year has helped offset the loss of investment income due to lower yield on securities.
Interest expense was $10,562 for the first quarter of 2022 as compared to $12,114 for the same period in 2021.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Noninterest-bearing demand	32.65%	30.20%	—%	—%
Interest-bearing demand	46.59	46.18	0.22	0.27
Savings	7.70	6.90	0.05	0.08
Time deposits	9.65	12.94	0.55	1.02
Short term borrowings	0.19	0.10	0.48	0.31
Long-term Federal Home Loan Bank advances	0.01	1.19	1.86	0.05
Subordinated notes	2.43	1.63	4.26	5.15
Other borrowed funds	0.78	0.86	4.41	4.24
Total deposits and borrowed funds	100.00%	100.00%	0.30%	0.38%

Interest expense on deposits was $5,637 and $8,279 for the three months ended March 31, 2022 and 2021, respectively. The cost of total deposits was 0.17% and 0.27% for the same respective periods. The decrease in both deposit expense and cost is attributable to the Company’s efforts to reduce deposit rates as they repriced in a low interest rate environment, although the Company expects that the rising rate environment will limit its ability to achieve further reductions in deposit interest rates and in fact may result in increased deposit costs in future periods. During 2022, the Company has continued its efforts to grow and maintain non-interest bearing deposits. Such deposits stayed relatively flat over the first quarter, representing 33.64% of total deposits at March 31, 2022 compared to 33.93% of total deposits at December 31, 2021. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on wholesale borrowings when rates are advantageous.
Interest expense on total borrowings was $4,925 and $3,835 for the three months ended March 31, 2022 and 2021, respectively. The increase in interest expense is a result of higher average borrowings, primarily due to the Company's issuance of $200,000 of subordinated notes in November 2021.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended March 31,
2022	2021
0.91%	2.16%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify revenue sources. Noninterest income was $37,458 for the first quarter of 2022 as compared to $81,037 for the same period in 2021. This decrease is primarily due to the reduction in mortgage banking income during the first quarter of 2022 (discussed in more detail below) as compared to the record production during the first quarter of 2021.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees (which encompasses traditional overdraft fees as well as non-sufficient funds fees). Service charges on deposit accounts were $9,562 and $8,023 for the first quarter of 2022 and 2021, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,178 for the three months ended March 31, 2022, as compared to $3,955 for the same period in 2021. The Company recently announced its plans to eliminate consumer non-sufficient funds fees as well as transfer fees to linked customer accounts. These changes will take effect January 1, 2023. The fees to be eliminated totaled approximately $1,300 in the first quarter of 2022.
Fees and commissions were $3,982 during the first quarter of 2022 as compared to $3,900 for the same period in 2021. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. For the first quarter of 2022, interchange fees were $2,431 as compared to $2,392 for the same period in 2021.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $2,554 and $2,237 for the three months ended March 31, 2022 and 2021, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the number of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $534 and $1,006 for the three months ended March 31, 2022 and 2021, respectively.
Our Wealth Management segment has two primary divisions: Trust and Financial Services. The Trust division operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $5,924 for the first quarter of 2022 compared to $4,792 for the same period in 2021. The market value of assets under management or administration was $5,021,299 and $4,453,355 at March 31, 2022 and March 31, 2021, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $595,045 in the first quarter of 2022 compared to $1,143,349 for the same period in 2021. During the first quarter of 2022 mortgage loan originations continued to normalize and trend toward pre-pandemic levels while margins on the sale of loans in the secondary market compressed as interest rates rose and housing inventories remained below demand. Mortgage banking income was $9,633 and $50,733 for the three months ended March 31, 2022 and 2021, respectively. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended March 31,
	2022	2021
Gain on sales of loans, net (1)	$6,047	$33,901
Fees, net	3,053	4,902
Mortgage servicing loss (gain), net	533	(1,631)
MSR valuation adjustment	—	13,561
Mortgage banking income, net	$9,633	$50,733
(1) Gain on sales of loans, net includes pipeline fair value adjustments
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and proceeds received upon the death of covered individuals. BOLI income was $2,153 for the three months ended March 31, 2022 as compared to $2,072 for the same period in 2021. The Company purchased an additional $80,000 in BOLI policies during the first three months of 2022.
Other noninterest income was $3,650 and $7,923 for the three months ended March 31, 2022 and 2021, respectively. Other noninterest income includes income from our SBA banking division and other miscellaneous income and can fluctuate based on production in our SBA banking division and recognition of other seasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended March 31,
2022	2021
2.29%	3.09%
Noninterest expense was $94,105 and $115,935 for the first quarter of 2022 and 2021.
Salaries and employee benefits decreased $16,457 to $62,239 for the first quarter of 2022 as compared to $78,696 for the same period in 2021. The decrease in salaries and employee benefits is primarily due to a decrease in mortgage commissions and incentives, driven by the decrease in mortgage production described above.
Data processing costs decreased to $4,263 in the first quarter of 2022 from $5,451 for the same period in 2021. The decline in the first quarter of 2022 as compared to the same period in 2021 is primarily due to the Company's renegotiation of certain vendor contracts. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense for the first quarter of 2022 was $11,276, down from $12,538 for the same period in 2021. The decrease in occupancy and equipment expense is primarily attributable to the restructuring and non-renewal of certain branch leases.
For the first quarter of 2022 the Company experienced a net gain of $241 in other real estate expense as compared to expenses of $41 for the same period in 2021. Expenses on other real estate owned included write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $14 and $70 for the first three months of 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, other real estate owned with a cost basis of $665 and $1,906, respectively, was sold, resulting in a net gain of $291 and net gain of $56, respectively.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulations. Professional fees were $3,151 for the first quarter of 2022 as compared to $2,921 for the same period in 2021.
Advertising and public relations expense was $4,059 for the first quarter of 2022 as compared to $3,252 for the same period in 2021. During the first quarter of 2022, the Company contributed approximately $1,000 to charitable organizations throughout Mississippi and Georgia, which is included in our advertising and public relations expense, for which it received a dollar for dollar tax credit.

Amortization of intangible assets totaled $1,366 and $1,598 for the first quarter of 2022 and 2021, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 1 year to 8 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $2,027 for the first quarter of 2022 as compared to $2,292 for the same period in 2021.
Other noninterest expense includes the provision for unfunded commitments, business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $5,733 for the three months ended March 31, 2022 as compared to $8,854 for the same periods in 2021. During the first quarter of 2022 there was a recovery of provision for unfunded commitments of $550. There was no provision for unfunded commitments recorded for the same period in 2021.
Efficiency Ratio

	Efficiency Ratio
	Three Months Ended March 31,
	2022	2021
Efficiency ratio (GAAP)	67.78%	60.29%
Adjusted efficiency ratio (Non-GAAP)(1)	67.02%	63.85%
(1)A reconciliation of this financial measure from GAAP to non-GAAP can be found under the “Non-GAAP Financial Measures” heading at the end of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The efficiency ratio is a measure of productivity in the banking industry. (This ratio is a measure of our ability to turn expenses into revenue. That is, the ratio is designed to reflect the percentage of one dollar that we must expend to generate a dollar of revenue.) The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The table above shows the impact on the efficiency ratio of items that (1) the Company does not consider to be part of its core operating activities, such as amortization of intangibles, or (2) the Company incurred in connection with certain transactions where management is unable to accurately predict the timing of when these items will be incurred or, when incurred, the amount of such items, such as, for the first quarter of 2022, merger and conversion related expenses, restructuring benefits and a recovery of a portion of the reserve for unfunded commitments. We remain committed to aggressively managing our costs within the framework of our business model. Our goal is to improve the efficiency ratio over time from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.
Income Taxes
Income tax expense for the first quarter of 2022 and 2021 was $7,935 and $16,842, respectively. In addition to lower earnings in the first quarter of 2022 as compared to the first quarter of 2021, the Company also recognized tax credits of approximately $1,000 in the first quarter of 2022 as mentioned above in the advertising and public relations discussion.

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
Management’s problem asset resolution committee and the Board of Directors’ Credit Review Committee monitor loans that are past due or those that have been downgraded to criticized due to a decline in the collateral value or cash flow of the borrower. This information is used to assist management in monitoring credit quality. When the ultimate collectability of a loan’s principal is in doubt, wholly or partially, the loan is placed on nonaccrual.
After all collection efforts have failed, collateral securing loans may be repossessed and sold or, for loans secured by real estate, foreclosure proceedings initiated. The collateral is sold at public auction for fair market value (based upon recent appraisals as described above), with fees associated with the foreclosure being deducted from the sales price. The purchase price is applied to the outstanding loan balance. Any remaining balance is charged-off, which reduces the allowance for credit losses on loans. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans.
The Company’s practice is to charge off estimated losses as soon as management believes the uncollectability of a loan balance is confirmed and such losses are reasonably quantified. Net charge-offs for the first quarter of 2022 were $851, or 0.03% of average loans (annualized), compared to net charge-offs of $3,038, or 0.11% of average loans (annualized), for the same period in 2021. The charge-offs were fully reserved for in the Company’s allowance for credit losses on loans. Subsequent recoveries, if any, are credited to the allowance for credit losses on loans.
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

The following table presents the allocation of the allowance for credit losses on loans by loan category and the percentage of loans in each category to total loans as of the dates presented:

	March 31, 2022		December 31, 2021		March 31, 2021
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$33,606	14.02%	$33,922	14.20%	$37,592	21.04%
Lease financing	1,582	0.87%	1,486	0.76%	1,546	0.70%
Real estate – construction	18,411	11.85%	16,419	11.03%	14,977	8.94%
Real estate – 1-4 family mortgage	36,848	27.54%	32,356	27.19%	31,694	25.13%
Real estate – commercial mortgage	65,231	44.39%	68,940	45.39%	76,225	42.57%
Installment loans to individuals	10,790	1.33%	11,048	1.43%	11,072	1.62%
Total	$166,468	100.00%	$164,171	100.00%	$173,106	100.00%

The provision for credit losses on loans charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a provision for credit losses of $1,500 during the first quarter of 2022, as compared to no provision for credit losses recorded in the first quarter of 2021. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. The provision activity during the current quarter was primarily driven by strong loan growth during the quarter and also the acquisition of Southeastern Commercial Finance, LLC.
The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
Balance at beginning of period	$164,171	$176,144
Impact of PCD loans acquired during the period	1,648	—
Charge-offs
Commercial, financial, agricultural	2,102	3,498
Lease financing	7	—
Real estate – construction	—	52
Real estate – 1-4 family mortgage	163	101
Real estate – commercial mortgage	6	61
Installment loans to individuals	779	1,658
Total charge-offs	3,057	5,370
Recoveries
Commercial, financial, agricultural	1,136	289
Lease financing	12	11
Real estate – construction	—	13
Real estate – 1-4 family mortgage	178	261
Real estate – commercial mortgage	155	171
Installment loans to individuals	725	1,587
Total recoveries	2,206	2,332
Net charge-offs	851	3,038
Provision for credit losses on loans	1,500	—
Balance at end of period	$166,468	$173,106
Net charge-offs (annualized) to average loans	0.03%	0.11%
Net charge-offs to allowance for credit losses on loans	0.51%	1.75%
Allowance for credit losses on loans to:
Total loans	1.61%	1.62%
Total loans excluding PPP loans(1)	1.62%	1.76%
Nonperforming loans	318.65%	308.54%
Nonaccrual loans	320.16%	322.11%
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

The table below reflects annualized net charge-offs to daily average loans outstanding, by loan category, during the periods presented:

	Three Months Ended
	March 31, 2022			March 31, 2021
	Net Charge-offs	Average Loans	Annualized Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Annualized Net Charge-offs to Average Loans
Commercial, financial, agricultural	$966	$1,424,565	0.28%	$3,209	$2,382,454	0.55%
Lease financing	(5)	84,681	(0.02)	(11)	75,249	(0.06)
Real estate – construction	—	1,107,529	—	39	921,803	0.02
Real estate – 1-4 family mortgage	(15)	2,810,988	—	(160)	2,674,824	(0.02)
Real estate – commercial mortgage	(149)	4,540,731	(0.01)	(110)	4,558,003	(0.01)
Installment loans to individuals	54	140,017	0.16	71	190,478	0.15
Total	$851	$10,108,511	0.03%	$3,038	$10,802,811	0.11%

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
Real estate – construction:
Residential	$—	$39
Total real estate – construction	—	39
Real estate – 1-4 family mortgage:
Primary	62	(79)
Home equity	22	(93)
Rental/investment	(2)	34
Land development	(97)	(22)
Total real estate – 1-4 family mortgage	(15)	(160)
Real estate – commercial mortgage:
Owner-occupied	(149)	(159)
Non-owner occupied	—	25
Land development	—	24
Total real estate – commercial mortgage	(149)	(110)
Total net charge-offs of loans secured by real estate	$(164)	$(231)

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

Three Months Ended March 31,	2022	2021
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,035	$20,535
(Recovery of) provision for credit losses on unfunded loan commitments (included in other noninterest expense)	(550)	—
Ending balance	$19,485	$20,535
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
The following tables provide details of the Company’s non purchased and purchased nonperforming assets as of the dates presented.

	Non Purchased	Purchased	Total
March 31, 2022
Nonaccruing loans	$32,573	$19,422	$51,995
Accruing loans past due 90 days or more	209	38	247
Total nonperforming loans	32,782	19,460	52,242
Other real estate owned	531	1,531	2,062
Total nonperforming assets	$33,313	$20,991	$54,304
Nonperforming loans to total loans			0.51%
Nonaccruing loans to total loans			0.50%
Nonperforming assets to total assets			0.32%

December 31, 2021
Nonaccruing loans	$30,751	$18,613	$49,364
Accruing loans past due 90 days or more	1,074	367	1,441
Total nonperforming loans	31,825	18,980	50,805
Other real estate owned	951	1,589	2,540
Total nonperforming assets	$32,776	$20,569	$53,345
Nonperforming loans to total loans			0.51%
Nonaccruing loans to total loans			0.49%
Nonperforming assets to total assets			0.32%

The level of nonperforming loans increased $1,437 from December 31, 2021 to March 31, 2022, while OREO decreased $478 during the same period.
The following table presents nonperforming loans by loan category as of the dates presented:

	March 31, 2022	December 31, 2021	March 31, 2021
Commercial, financial, agricultural	$13,177	$13,131	$15,992
Lease financing	—	11	—
Real estate – 1-4 family mortgage:
Primary	20,331	19,533	16,275
Home equity	2,233	1,719	2,436
Rental/investment	878	1,595	1,168
Land development	521	257	85
Total real estate – 1-4 family mortgage	23,963	23,104	19,964
Real estate – commercial mortgage:
Owner-occupied	5,700	5,039	4,923
Non-owner occupied	8,558	8,535	13,998
Land development	485	470	566
Total real estate – commercial mortgage	14,743	14,044	19,487
Installment loans to individuals	359	515	662
Total nonperforming loans	$52,242	$50,805	$56,105

Total nonperforming loans as a percentage of total loans were 0.51% as of March 31, 2022 as compared to 0.51% and 0.52% as of December 31, 2021 and March 31, 2021, respectively. The Company’s coverage ratio, or its allowance for credit losses on loans as a percentage of nonperforming loans, was 318.65% as of March 31, 2022 as compared to 323.14% as of December 31, 2021 and 308.54% as of March 31, 2021.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at March 31, 2022. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due but still accruing interest were $30,617 at March 31, 2022 as compared to $27,604 at December 31, 2021 and $21,801 at March 31, 2021.
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
As shown below, restructured loans totaled $25,320 at March 31, 2022 as compared to $20,259 at December 31, 2021 and $20,370 at March 31, 2021. At March 31, 2022, loans restructured through interest rate concessions represented 23% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	March 31, 2022	December 31, 2021	March 31, 2021
Commercial, financial, agricultural	$774	$967	$2,639
Real estate – 1-4 family mortgage:
Primary	12,196	11,750	8,363
Home equity	191	298	331
Rental/investment	344	350	427
Land development	94	—	—
Total real estate – 1-4 family mortgage	12,825	12,398	9,121
Real estate – commercial mortgage:
Owner-occupied	3,667	5,407	6,757
Non-owner occupied	7,911	1,341	1,595
Land development	74	75	179
Total real estate – commercial mortgage	11,652	6,823	8,531
Installment loans to individuals	69	71	79
Total restructured loans in compliance with modified terms	$25,320	$20,259	$20,370

Changes in the Company’s restructured loans are set forth in the table below:

	2022	2021
Balance at January 1,	$20,259	$20,448
Additional advances or loans with concessions	7,513	1,621
Reclassified as performing restructured loan	302	—
Reductions due to:
Reclassified as nonperforming	(493)	(1,495)
Paid in full	(2,126)	—
Paydowns	(135)	(204)
Balance at March 31,	$25,320	$20,370

The following table shows the principal amounts of nonperforming and restructured loans as of the dates presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	March 31, 2022	December 31, 2021	March 31, 2021
Nonaccruing loans	$51,995	$49,364	$53,741
Accruing loans past due 90 days or more	247	1,441	2,364
Total nonperforming loans	52,242	50,805	56,105
Restructured loans in compliance with modified terms	25,320	20,259	20,370
Total nonperforming and restructured loans	$77,562	$71,064	$76,475

The following table provides details of the Company’s other real estate owned as of the dates presented:

	March 31, 2022	December 31, 2021	March 31, 2021
Residential real estate	$376	$259	$484
Commercial real estate	175	761	3,109
Residential land development	295	305	341
Commercial land development	1,216	1,215	2,037
Total other real estate owned	$2,062	$2,540	$5,971

Changes in the Company’s other real estate owned were as follows:

	2022	2021
Balance at January 1,	$2,540	$5,972
Transfers of loans	200	2,039
Impairments	(14)	(70)
Dispositions	(665)	(1,906)
Other	1	(64)
Balance at March 31,	$2,062	$5,971
Other real estate owned with a cost basis of $665 was sold during the three months ended March 31, 2022, resulting in a net gain of $291, while other real estate owned with a cost basis of $1,906 was sold during the three months ended March 31, 2021, resulting in a net gain of $56.
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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing April 1, 2022, in each case as compared to the result under rates present in the market on March 31, 2022. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not account for changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	12.17%	31.70%	38.29%
+300	9.78%	23.94%	28.87%
+200	7.21%	16.14%	19.58%
+100	4.26%	8.20%	10.21%

The rate shock results for the net interest income simulations for the next twenty-four months produce an asset sensitive position at March 31, 2022 and are all within the parameters set by the Board of Directors. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
The scenarios assume instantaneous movements in interest rates in increments of plus 100, 200, 300 and 400. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions, including asset prepayment speeds, the impact of competitive factors on our pricing of loans and deposits, how responsive our deposit repricing is to the change in market rates and the expected life of non-maturity deposits. These business assumptions are based upon our experience, business plans and published industry experience; however, such assumptions may not necessarily reflect the manner or timing in which cash flows, asset yields and liability costs respond to changes in market rates. Because these assumptions are inherently uncertain, actual results will differ from simulated results.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, forward commitments, and interest rate lock commitments, as part of its ongoing efforts to mitigate its interest rate risk exposure. For more information about the Company’s derivatives, see the information under the heading “Loan Commitments and Other Off-Balance Sheet Arrangements” in the Liquidity and Capital Resources section below and Note 10, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.

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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months, the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 13.31% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types, short-term borrowings and derivative instruments. At March 31, 2022, securities with a carrying value of $702,992 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $629,174 similarly pledged at December 31, 2021.
Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were $100,000 in short-term borrowings from the FHLB at March 31, 2022, as compared to no such borrowings at December 31, 2021. Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2022, the balance of our outstanding long-term advances with the FHLB was $408 compared to $417 at December 31, 2021. The total amount of the remaining credit available to us from the FHLB at March 31, 2022 was $4,047,128. We also maintain lines of credit with other commercial banks totaling $180,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at March 31, 2022 or December 31, 2021.

Finally, we can access the capital markets to meet liquidity needs, as we did in 2016, 2020 and 2021 in the form of subordinated notes. The Company maintains a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which was effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depositary shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company's banking, insurance and wealth management operations as well as other business opportunities. The carrying value of the subordinated notes, net of unamortized debt issuance costs, was $323,490 at March 31, 2022. We redeemed $30,000 of subordinated notes in the first quarter of 2022.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Noninterest-bearing demand	32.65%	30.20%	—%	—%
Interest-bearing demand	46.59	46.17	0.22	0.27
Savings	7.70	6.90	0.05	0.08
Time deposits	9.65	12.94	0.55	1.02
Short-term borrowings	0.19	0.10	0.48	0.31
Long-term Federal Home Loan Bank advances	0.01	1.19	1.86	0.05
Subordinated notes	2.43	1.63	4.26	5.15
Other borrowed funds	0.78	0.87	4.41	4.24
Total deposits and borrowed funds	100.00%	100.00%	0.30%	0.38%

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
Cash and cash equivalents were $1,607,493 at March 31, 2022, as compared to $1,261,916 at March 31, 2021. Cash used in investing activities for the three months ended March 31, 2022 was $584,800, as compared to cash provided by investing activities of $29,466 for the three months ended March 31, 2021. Proceeds from the sale, maturity or call of securities within our investment portfolio were $135,775 for the three months ended March 31, 2022, as compared to $250,773 for the same period in 2021. These proceeds were primarily reinvested into the investment portfolio. Purchases of investment securities were $365,069 for the first three months of 2022, as compared to $465,245 for the same period in 2021.
Cash provided by financing activities for the three months ended March 31, 2022 was $108,512, as compared to $656,035 for the same period in 2021. Deposits increased $85,173 and $677,827 for the three months ended March 31, 2022 and 2021, respectively.
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

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2022, the maximum amount available for transfer from the Bank to the Company in the form of loans was $171,473. The Company maintains a $3,000 line of credit collateralized by cash with the Bank. There were no amounts outstanding under this line of credit at March 31, 2022.
These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the three months ended March 31, 2022, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
Loan Commitments and Other Off-Balance Sheet Arrangements
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	March 31, 2022	December 31, 2021
Loan commitments	$3,254,402	$3,104,940
Standby letters of credit	89,723	89,830

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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2022, the Company had notional amounts of $179,648 on interest rate contracts with corporate customers and $179,648 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
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

Shareholders’ Equity and Regulatory Matters

Total shareholders’ equity of the Company was $2,137,642 at March 31, 2022 compared to $2,209,853 at December 31, 2021. Book value per share was $38.25 and $39.63 at March 31, 2022 and December 31, 2021, respectively. The decrease in shareholders’ equity was attributable to changes in accumulated other comprehensive income and dividends declared, partially offset by current period earnings.
On October 26, 2021, the Company’s Board of Directors approved a new stock repurchase program, authorizing the Company to repurchase up to $50,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The new repurchase program will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. The Company did not repurchase any of its common stock under the stock repurchase plan in the first quarter of 2022.
The Company has junior subordinated debentures with a carrying value of $111,518 at March 31, 2022, of which $107,927 is included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the debentures we include in Tier 1 capital at March 31, 2022. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition of a financial institution we exceed $15,000,000 in assets, or if we make any acquisition of a financial institution after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.
The Company has subordinated notes with a par value of $340,000 at March 31, 2022, of which $335,244 is included in the Company’s Tier 2 capital.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,316,342	10.78%	$793,569	6.50%	$854,613	7.00%
Tier 1 risk-based capital ratio	1,424,268	11.67%	976,700	8.00%	1,037,744	8.50%
Total risk-based capital ratio	1,892,630	15.50%	1,220,875	10.00%	1,281,919	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,424,268	9.00%	791,134	5.00%	632,907	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,581,608	12.95%	$793,942	6.50%	$855,014	7.00%
Tier 1 risk-based capital ratio	1,581,608	12.95%	977,159	8.00%	1,038,232	8.50%
Total risk-based capital ratio	1,714,725	14.04%	1,221,449	10.00%	1,282,521	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,581,608	10.00%	790,518	5.00%	632,414	4.00%

December 31, 2021
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,314,295	11.18%	$763,952	6.50%	$822,717	7.00%
Tier 1 risk-based capital ratio	1,422,077	12.10%	940,248	8.00%	999,014	8.50%
Total risk-based capital ratio	1,897,167	16.14%	1,175,610	10.00%	1,234,076	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,422,077	9.15%	777,289	5.00%	621,831	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,580,904	13.46%	$763,713	6.50%	$822,460	7.00%
Tier 1 risk-based capital ratio	1,580,904	13.46%	939,954	8.00%	998,702	8.50%
Total risk-based capital ratio	1,697,163	14.44%	1,174,943	10.00%	1,233,690	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,580,904	10.18%	776,700	5.00%	621,360	4.00%

The Company has elected to take advantage of transitional relief offered by the Federal Reserve and FDIC to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transitional period to phase out the capital benefit provided by the two-year delay. The three-year transitional period began on January1, 2022.
For more information regarding the capital adequacy guidelines applicable to the Company and Renasant Bank, please refer to Note 15, “Regulatory Matters,” in the Notes to the Consolidated Financial Statements of the Company in Item 1, Financial Statements.
Critical Accounting Estimates
We have identified certain accounting estimates which involve significant judgment and estimates which can have a material impact on our financial condition or results of operations. Our accounting policies are more fully described in Note 1,

“Significant Accounting Policies,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.
The critical accounting estimates which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for credit losses and acquisition accounting, which are described under “Critical Accounting Policies and Estimates” in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2021. Since December 31, 2021, there have been no material changes in these critical accounting estimates.

Non-GAAP Financial Measures
In addition to results presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), this document contains certain non-GAAP financial measures, namely, an adjusted efficiency ratio and the allowance for credit losses on loans to total loans, excluding PPP loans (the “adjusted allowance ratio”). The adjusted allowance ratio only excludes PPP loans; the adjusted efficiency ratio adjusts GAAP financial measures to exclude the amortization of intangible assets and certain items (such as, among others, merger and conversion related expenses, COVID-19 related expenses, restructuring benefit, and a recovery of a portion of the reserve for unfunded commitments, gains on sales of securities and asset valuation adjustments) with respect to which the Company is unable to accurately predict when these items will be incurred or, when incurred, the amount thereof. With respect to COVID-19 related expenses in particular, management added these expenses as a charge to exclude when calculating non-GAAP financial measures because the expenses included within this line item are readily quantifiable and possess the same characteristics with respect to management’s inability to accurately predict the timing or amount thereof as the other items excluded when calculating non-GAAP financial measures. Management uses the adjusted efficiency ratio when evaluating capital utilization and adequacy, while it uses the adjusted allowance ratio to determine the adequacy of our allowance with respect to loans not fully guaranteed by the U.S. Small Business Administration. In addition, the Company believes that non-GAAP financial measures facilitate the making of period-to-period comparisons and are meaningful indicators of its operating performance, particularly because these measures are widely used by industry analysts for companies with merger and acquisition activities. Also, because the amortization of intangible assets and items such as restructuring charges and COVID-19 related expenses can vary extensively from company to company and, as to intangible assets, are excluded from the calculation of a financial institution’s regulatory capital, the Company believes that the presentation of this non-GAAP financial information allows readers to more easily compare the Company’s results to information provided in other regulatory reports and the results of other companies. The reconciliations from GAAP to non-GAAP for these financial measures are below.

Adjusted Efficiency Ratio
	Three months ended March 31,
	2022	2021
Interest income (fully tax equivalent basis)	$111,945	$123,378
Interest expense	10,562	12,114
Net interest income (fully tax equivalent basis)	101,383	111,264

Total noninterest income	37,458	81,037
Net gains on sales of securities	—	1,357
MSR valuation adjustment	—	13,561
Adjusted noninterest income	37,458	66,119

Total noninterest expense	94,105	115,935
Intangible amortization	1,366	1,598
Merger and conversion related expenses	687	—
Restructuring (benefit) charges	(455)	292
COVID-19 related expenses	—	785
Recovery of unfunded commitments	(550)	—
Adjusted noninterest expense	93,057	113,260

Efficiency Ratio (GAAP)	67.78%	60.29%
Adjusted Efficiency Ratio (non-GAAP)	67.02%	63.85%

Allowance for Credit Losses on Loans to Total Loans, excluding PPP Loans
	March 31, 2022	December 31, 2021
Total loans (GAAP)	$10,313,459	$10,020,914
Less PPP loans	8,382	58,391
Adjusted total loans (non-GAAP)	$10,305,077	$9,962,523

Allowance for Credit Losses on Loans	$166,468	$164,171
ACL/Total loans (GAAP)	1.61%	1.64%
ACL/Total loans excluding PPP loans (non-GAAP)	1.62%	1.65%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2021. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022.

Item 4. CONTROLS AND PROCEDURES
Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules

13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS

When evaluating the risk of an investment in the Company’s common stock, potential investors should carefully consider the risk factors appearing in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

During the three month period ended March 31, 2022, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number of Shares or Approximate Dollar Value That May Yet Be Purchased Under Share Repurchase Plans(2)
January 1, 2022 to January 31, 2022	19,397	$37.95	—	$50,000
February 1, 2022 to February 28, 2022	—	—	—	50,000
March 1, 2022 to March 31, 2022	49,291	35.05	—	50,000
Total	68,688	$35.87	—
(1)For the three months ended March 31, 2022, all share amounts in this column represent shares of Renasant Corporation stock withheld to satisfy the federal and state tax liabilities related to the vesting of time-based and performance-based restricted stock awards.
The Company announced a $50.0 million stock repurchase program in October 2021 under which the Company is authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. This plan will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. No shares were repurchased during the first quarter of 2022 under this plan.
(2)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (1)

(3)(ii)	Amended and Restated Bylaws of Renasant Corporation (2)

(3)(iii)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (3)

(3)(iv)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (4)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (Unaudited).

(104)	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

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
(4)Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on January 28, 2022 and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	May 6, 2022	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2022	/s/ James C. Mabry IV
James C. Mabry IV
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)