Form 10-Q
period 2022-06-30
RENASANT CORP
filed 2022-08-08
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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

As of July 29, 2022, 55,949,473 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30, 2022	December 31, 2021
Assets
Cash and due from banks	$230,074	$182,710
Interest-bearing balances with banks	780,394	1,695,255
Cash and cash equivalents	1,010,468	1,877,965
Securities held to maturity (net of allowance for credit losses of $32 at each of June 30, 2022 and December 31, 2021) (fair value of $424,685 and $415,552, respectively)	488,851	416,357
Securities available for sale, at fair value	2,528,253	2,386,052
Loans held for sale, at fair value	196,598	453,533
Loans, net of unearned income:
Non purchased loans and leases	9,692,116	9,011,011
Purchased loans	911,628	1,009,903
Total loans, net of unearned income	10,603,744	10,020,914
Allowance for credit losses	(166,131)	(164,171)
Loans, net	10,437,613	9,856,743
Premises and equipment, net	284,035	293,122
Other real estate owned:
Non purchased	1,332	951
Purchased	1,475	1,589
Total other real estate owned, net	2,807	2,540
Goodwill	946,291	939,683
Other intangible assets, net	21,422	24,098
Bank-owned life insurance	371,298	287,359
Mortgage servicing rights	94,743	89,018
Other assets	235,722	183,841
Total assets	$16,618,101	$16,810,311
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$4,741,397	$4,718,124
Interest-bearing	9,022,532	9,187,600
Total deposits	13,763,929	13,905,724
Short-term borrowings	112,642	13,947
Long-term debt	431,553	471,209
Other liabilities	193,100	209,578
Total liabilities	14,501,224	14,600,458
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 55,932,017 and 55,756,233 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost – 3,364,708 and 3,540,492 shares, respectively	(112,295)	(118,027)
Additional paid-in capital	1,298,207	1,300,192
Retained earnings	789,880	741,648
Accumulated other comprehensive loss, net of taxes	(155,398)	(10,443)
Total shareholders’ equity	2,116,877	2,209,853
Total liabilities and shareholders’ equity	$16,618,101	$16,810,311
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income
Loans	$108,995	$113,325	$207,687	$228,330
Securities
Taxable	10,567	5,619	19,501	10,536
Tax-exempt	1,904	1,702	3,805	3,359
Other	1,954	345	2,618	528
Total interest income	123,420	120,991	233,611	242,753
Interest expense
Deposits	5,018	7,669	10,655	15,949
Borrowings	4,887	3,743	9,812	7,577
Total interest expense	9,905	11,412	20,467	23,526
Net interest income	113,515	109,579	213,144	219,227
Provision for credit losses on loans	2,000	—	3,500	—
Provision for credit losses	2,000	—	3,500	—
Net interest income after provision for credit losses	111,515	109,579	209,644	219,227
Noninterest income
Service charges on deposit accounts	9,734	9,458	19,296	17,481
Fees and commissions	4,668	4,110	8,650	8,010
Insurance commissions	2,591	2,422	5,145	4,659
Wealth management revenue	5,711	5,019	11,635	9,811
Mortgage banking income	8,316	20,853	17,949	71,586
Net gain on sales of securities	—	—	—	1,357
BOLI income	2,331	1,644	4,484	3,716
Other	3,863	4,104	7,513	12,027
Total noninterest income	37,214	47,610	74,672	128,647
Noninterest expense
Salaries and employee benefits	65,580	70,293	127,819	148,989
Data processing	3,590	5,652	7,853	11,103
Net occupancy and equipment	11,155	11,374	22,431	23,912
Other real estate owned	(187)	104	(428)	145
Professional fees	2,778	2,674	5,929	5,595
Advertising and public relations	3,406	3,100	7,465	6,352
Intangible amortization	1,310	1,539	2,676	3,137
Communications	1,904	2,291	3,931	4,583
Merger and conversion related expenses	—	—	687	—
Restructuring charges	1,187	15	732	307
Other	7,471	11,735	13,204	20,589
Total noninterest expense	98,194	108,777	192,299	224,712
Income before income taxes	50,535	48,412	92,017	123,162
Income taxes	10,857	7,545	18,792	24,387
Net income	$39,678	$40,867	$73,225	$98,775
Basic earnings per share	$0.71	$0.73	$1.31	$1.75
Diluted earnings per share	$0.71	$0.72	$1.30	$1.75
Cash dividends per common share	$0.22	$0.22	$0.44	$0.44
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$39,678	$40,867	$73,225	$98,775
Other comprehensive loss, net of tax:
Securities available for sale:
Unrealized holding (losses) gains on securities	(56,958)	3,702	(157,420)	(11,241)
Reclassification adjustment for gains realized in net income	—	—	—	(1,012)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(164)	—	(238)	—
Total securities available for sale	(57,122)	3,702	(157,658)	(12,253)
Derivative instruments:
Unrealized holding gains (losses) on derivative instruments	6,262	(4,648)	12,641	6,336
Total derivative instruments	6,262	(4,648)	12,641	6,336
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	31	57	62	99
Total defined benefit pension and post-retirement benefit plans	31	57	62	99
Other comprehensive loss, net of tax	(50,829)	(889)	(144,955)	(5,818)
Comprehensive (loss) income	$(11,151)	$39,978	$(71,730)	$92,957

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Six Months Ended June 30, 2022	Shares	Amount
Balance at January 1, 2022	55,756,233	$296,483	$(118,027)	$1,300,192	$741,648	$(10,443)	$2,209,853
Net income	—	—	—	—	33,547	—	33,547
Other comprehensive loss	—	—	—	—	—	(94,126)	(94,126)
Comprehensive loss							(60,579)
Cash dividends ($0.22 per share)	—	—	—	—	(12,505)	—	(12,505)
Issuance of common stock for stock-based compensation awards	124,433	—	3,977	(6,442)	—	—	(2,465)
Stock-based compensation expense	—	—	—	3,338	—	—	3,338
Balance at March 31, 2022	55,880,666	$296,483	$(114,050)	$1,297,088	$762,690	$(104,569)	$2,137,642
Net income	—	—	—	—	39,678	—	39,678
Other comprehensive loss	—	—	—	—	—	(50,829)	(50,829)
Comprehensive loss							(11,151)
Cash dividends ($0.22 per share)	—	—	—	—	(12,488)	—	(12,488)
Issuance of common stock for stock-based compensation awards	51,351	—	1,755	(1,833)	—	—	(78)
Stock-based compensation expense	—	—	—	2,952	—	—	2,952
Balance at June 30, 2022	55,932,017	$296,483	$(112,295)	$1,298,207	$789,880	$(155,398)	$2,116,877

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended June 30, 2021	Shares	Amount
Balance at January 1, 2021	56,200,487	$296,483	$(101,554)	$1,296,963	$615,773	$25,068	$2,132,733
Net income	—	—	—	—	57,908	—	57,908
Other comprehensive loss	—	—	—	—	—	(4,929)	(4,929)
Comprehensive income							52,979
Cash dividends ($0.22 per share)	—	—	—	—	(12,564)	—	(12,564)
Issuance of common stock for stock-based compensation awards	93,859	—	2,605	(4,808)	—	—	(2,203)
Stock-based compensation expense	—	—	—	2,756	—	—	2,756
Balance at March 31, 2021	56,294,346	$296,483	$(98,949)	$1,294,911	$661,117	$20,139	$2,173,701
Net income	—	—	—	—	40,867	—	40,867
Other comprehensive loss	—	—	—	—	—	(889)	(889)
Comprehensive income							39,978
Cash dividends ($0.22 per share)	—	—	—	—	(12,540)	—	(12,540)
Issuance of common stock for stock-based compensation awards	56,532	—	1,700	(1,417)	—	—	283
Stock-based compensation expense	—	—	—	2,385	—	—	2,385
Balance at June 30, 2021	56,350,878	$296,483	$(97,249)	$1,295,879	$689,444	$19,250	$2,203,807

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$73,225	$98,775
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,500	—
Depreciation, amortization and accretion	23,947	22,459
Deferred income tax expense	5,150	4,975
Funding of mortgage loans held for sale	(1,076,613)	(2,222,822)
Proceeds from sales of mortgage loans held for sale	1,345,924	2,249,240
Gains on sales of mortgage loans held for sale	(9,537)	(51,482)
Valuation adjustment to mortgage servicing rights	—	(13,561)
Gains on sales of securities	—	(1,357)
Gains on sales of premises and equipment	(236)	(687)
Stock-based compensation expense	6,290	5,142
Decrease in other assets	(2,867)	(15,117)
Decrease in other liabilities	(19,077)	(25,985)
Net cash provided by operating activities	349,706	49,580
Investing activities
Purchases of securities available for sale	(609,752)	(1,190,400)
Proceeds from sales of securities available for sale	—	155,391
Proceeds from call/maturities of securities available for sale	249,394	195,114
Purchases of securities held to maturity	(91,803)	—
Proceeds from call/maturities of securities held to maturity	17,262	—
Net (increase) decrease in loans	(555,936)	783,838
Purchases of premises and equipment	(5,865)	(12,953)
Proceeds from sales of premises and equipment	933	8,715
Purchase of bank-owned life insurance	(80,000)	(45,000)
Net change in FHLB stock	(3,526)	(1,207)
Proceeds from sales of other assets	1,524	3,378
Net cash paid in acquisition of businesses	(10,066)	—
Other, net	622	2,803
Net cash used in investing activities	(1,087,213)	(100,321)
Financing activities
Net increase in noninterest-bearing deposits	23,273	664,087
Net (decrease) increase in interest-bearing deposits	(165,068)	392,183
Net increase (decrease) in short-term borrowings	69,215	(6,407)
Repayment of long-term debt	(32,417)	(1,733)
Cash paid for dividends	(24,993)	(25,104)
Net cash (used in) provided by financing activities	(129,990)	1,023,026
Net (decrease) increase in cash and cash equivalents	(867,497)	972,285
Cash and cash equivalents at beginning of period	1,877,965	633,203
Cash and cash equivalents at end of period	$1,010,468	$1,605,488

Supplemental disclosures
Cash paid for interest	$19,959	$24,146
Cash paid for income taxes	$6,367	$31,443
Noncash transactions:
Transfers of loans to other real estate owned	$1,284	$2,503
Recognition of operating right-of-use assets	$1,595	$3,624
Recognition of operating lease liabilities	$1,595	$3,624

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
The Bank acquired Southeastern Commercial Finance, LLC, an asset-based lending company headquartered in Birmingham, Alabama, effective March 1, 2022.
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

Impact of Recently-Issued Accounting Standards and Pronouncements:
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. It also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, ASU 2022-03 requires the following disclosures for equity securities subject to contractual sale restrictions: (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, (2) the nature and remaining duration of the restriction(s) and (3) the circumstances that could cause a lapse in the restrictions(s). ASU 2022-03 will be effective on January 1, 2024. Early adoption is permitted, including in an interim period. The adoption of this accounting pronouncement will have no impact on the Company's financial statements aside from additional and revised disclosures.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented in the tables below.

There was no allowance for credit losses allocated to any of the Company’s available for sale securities as of June 30, 2022 or December 31, 2021.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Obligations of other U.S. Government agencies and corporations	$145,000	$125	$(643)	$144,482
Obligations of states and political subdivisions	158,609	533	(9,390)	149,752
Residential mortgage backed securities:
Government agency mortgage backed securities	993,319	334	(74,237)	919,416
Government agency collateralized mortgage obligations	1,099,846	3	(119,929)	979,920
Commercial mortgage backed securities:
Government agency mortgage backed securities	11,241	—	(568)	10,673
Government agency collateralized mortgage obligations	223,234	68	(18,222)	205,080
Other debt securities	123,068	60	(4,198)	118,930
	$2,754,317	$1,123	$(227,187)	$2,528,253

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
U.S. Treasury securities	$3,007	$3	$—	$3,010
Obligations of states and political subdivisions	153,847	5,532	(269)	159,110
Residential mortgage backed securities:
Government agency mortgage backed securities	967,497	7,854	(6,816)	968,535
Government agency collateralized mortgage obligations	1,008,514	457	(20,371)	988,600
Commercial mortgage backed securities:
Government agency mortgage backed securities	14,717	365	(1)	15,081
Government agency collateralized mortgage obligations	216,859	812	(3,419)	214,252
Other debt securities	36,515	1,097	(148)	37,464
	$2,400,956	$16,120	$(31,024)	$2,386,052

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Obligations of states and political subdivisions	$293,655	$34	$(46,717)	$246,972
Residential mortgage backed securities
Government agency mortgage backed securities	89,943	—	(6,544)	83,399
Government agency collateralized mortgage obligations	22,360	—	(3,375)	18,985
Commercial mortgage backed securities:
Government agency mortgage backed securities	17,017	—	(2,276)	14,741
Government agency collateralized mortgage obligations	45,920	78	(3,809)	42,189
Other debt securities	19,988	—	(1,589)	18,399
	$488,883	$112	$(64,310)	$424,685
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$488,851

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Obligations of states and political subdivisions	$267,641	$333	$(685)	$267,289
Residential mortgage backed securities
Government agency mortgage backed securities	60,507	1	(198)	60,310
Government agency collateralized mortgage obligations	24,832	—	(92)	24,740
Commercial mortgage backed securities:
Government agency mortgage backed securities	1,855	—	—	1,855
Government agency collateralized mortgage obligations	39,505	—	(117)	39,388
Other debt securities	22,049	—	(79)	21,970
	$416,389	$334	$(1,171)	$415,552
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$416,357

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
There were no securities sold during the three and six months ended June 30, 2022 or the three months ended June 30, 2021. Securities sold during the six months ended June 30, 2021 were as set forth in the table below.

	Carrying Value	Net Proceeds	Gain/(Loss)
Six months ended June 30, 2021
Obligations of states and political subdivisions	$47	$50	$3
Residential mortgage backed securities:
Government agency mortgage backed securities	136,340	139,735	3,395
Government agency collateralized mortgage obligations	5,626	5,646	20
Trust preferred securities	12,021	9,960	(2,061)
	$154,034	$155,391	$1,357

Gross realized gains and losses on sales of securities available for sale for the six months ended June 30, 2021 were as follows:

Six Months Ended
June 30,
2021
Gross gains on sales of securities available for sale	$3,508
Gross losses on sales of securities available for sale	(2,151)
Gains on sales of securities available for sale, net	$1,357

At June 30, 2022 and December 31, 2021, securities with a carrying value of $703,692 and $607,681, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $16,155 and $21,493 were pledged as collateral for short-term borrowings and derivative instruments at June 30, 2022 and December 31, 2021, respectively.
The amortized cost and fair value of securities at June 30, 2022 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$150	$149	$7,177	$7,201
Due after one year through five years	1,880	1,808	197,307	196,673
Due after five years through ten years	38,077	34,127	79,275	76,807
Due after ten years	253,548	210,888	81,590	73,773
Residential mortgage backed securities:
Government agency mortgage backed securities	89,943	83,399	993,319	919,416
Government agency collateralized mortgage obligations	22,360	18,985	1,099,846	979,920
Commercial mortgage backed securities:
Government agency mortgage backed securities	17,017	14,741	11,241	10,673
Government agency collateralized mortgage obligations	45,920	42,189	223,234	205,080
Other debt securities	19,988	18,399	61,328	58,710
	$488,883	$424,685	$2,754,317	$2,528,253

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the age of gross unrealized losses and fair value by investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
June 30, 2022
Obligations of other U.S. Government agencies and corporations	3	$119,357	$(643)	—	$—	$—	3	$119,357	$(643)
Obligations of states and political subdivisions	60	98,281	(8,807)	4	5,615	(583)	64	103,896	(9,390)
Residential mortgage backed securities:
Government agency mortgage backed securities	121	798,188	(64,728)	10	79,131	(9,509)	131	877,319	(74,237)
Government agency collateralized mortgage obligations	56	811,824	(94,500)	11	167,946	(25,429)	67	979,770	(119,929)
Commercial mortgage backed securities:
Government agency mortgage backed securities	3	10,255	(568)	—	—	—	3	10,255	(568)
Government agency collateralized mortgage obligations	29	144,470	(12,039)	8	39,804	(6,183)	37	184,274	(18,222)
Other debt securities	23	114,580	(4,198)	—	—	—	23	114,580	(4,198)
Total	295	$2,096,955	$(185,483)	33	$292,496	$(41,704)	328	$2,389,451	$(227,187)
December 31, 2021
Obligations of states and political subdivisions	8	$34,303	$(216)	3	$3,892	$(53)	11	$38,195	$(269)
Residential mortgage backed securities:
Government agency mortgage backed securities	41	727,546	(6,312)	1	12,305	(504)	42	739,851	(6,816)
Government agency collateralized mortgage obligations	49	966,126	(20,371)	—	—	—	49	966,126	(20,371)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	1,791	(1)	1	432	—	2	2,223	(1)
Government agency collateralized mortgage obligations	21	160,919	(3,072)	2	9,005	(347)	23	169,924	(3,419)
Trust preferred securities	—	—	—	—	—	—	—	—	—
Other debt securities	1	8,699	(148)	—	—	—	1	8,699	(148)
Total	121	$1,899,384	$(30,120)	7	$25,634	$(904)	128	$1,925,018	$(31,024)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
June 30, 2022
Obligations of states and political subdivisions	127	$241,365	$(46,316)	1	$1,482	$(401)	128	$242,847	$(46,717)
Residential mortgage backed securities:
Government agency mortgage backed securities	53	77,033	(5,634)	3	6,365	(910)	56	83,398	(6,544)
Government agency collateralized mortgage obligations	—	—	—	1	18,985	(3,375)	1	18,985	(3,375)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	14,741	(2,276)	—	—	—	1	14,741	(2,276)
Government agency collateralized mortgage obligations	7	32,509	(3,307)	1	5,044	(502)	8	37,553	(3,809)
Other debt securities	8	18,399	(1,589)	—	—	—	8	18,399	(1,589)
Total	196	$384,047	$(59,122)	6	$31,876	$(5,188)	202	$415,923	$(64,310)
December 31, 2021
Obligations of states and political subdivisions	24	$62,131	$(685)	—	$—	$—	24	$62,131	$(685)
Residential mortgage backed securities:
Government agency mortgage backed securities	50	53,560	(181)	1	5,354	(17)	51	58,914	(198)
Government agency collateralized mortgage obligations	1	24,740	(92)	—	—	—	1	24,740	(92)
Commercial mortgage backed securities:
Government agency collateralized mortgage obligations	7	39,388	(117)	—	—	—	7	39,388	(117)
Other debt securities	8	21,972	(79)	—	—	—	8	21,972	(79)
Total	90	$201,791	$(1,154)	1	$5,354	$(17)	91	$207,145	$(1,171)

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

The Company does not intend to sell any securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period longer than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. Based upon its review of securities with unrealized losses as of June 30, 2022, the Company determined that all such losses resulted from factors not deemed credit related. As such, the Company did not record any impairment for the first six months of 2022.

The allowance for credit losses on held to maturity securities was $32 at June 30, 2022 and December 31, 2021. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by third party ratings agencies. Updated investment grades are obtained as they become available from agencies. As of June 30, 2022, 99.97% of the amortized cost of debt securities held to maturity were rated A or higher by the ratings agencies.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Non Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 3, all references to “loans” mean non purchased loans excluding loans held for sale.

The following is a summary of non purchased loans and leases as of the dates presented:

	June 30, 2022	December 31, 2021
Commercial, financial, agricultural(1)	$1,405,642	$1,332,962
Lease financing	106,510	80,192
Real estate – construction:
Residential	319,287	300,988
Commercial	801,830	798,914
Total real estate – construction	1,121,117	1,099,902
Real estate – 1-4 family mortgage:
Primary	1,976,535	1,682,050
Home equity	443,045	423,108
Rental/investment	279,621	268,245
Land development	150,474	135,070
Total real estate – 1-4 family mortgage	2,849,675	2,508,473
Real estate – commercial mortgage:
Owner-occupied	1,323,106	1,329,219
Non-owner occupied	2,674,678	2,446,370
Land development	112,887	110,395
Total real estate – commercial mortgage	4,110,671	3,885,984
Installment loans to individuals	103,661	107,565
Gross loans	9,697,276	9,015,078
Unearned income	(5,160)	(4,067)
Loans, net of unearned income	$9,692,116	$9,011,011

(1)Includes Paycheck Protection Program (“PPP”) loans of $7,383 and $58,391 as of June 30, 2022 and December 31, 2021, respectively.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2022
Commercial, financial, agricultural	$879	$165	$1,402,638	$1,403,682	$—	$1,863	$97	$1,960	$1,405,642
Lease financing	—	—	106,510	106,510	—	—	—	—	106,510
Real estate – construction:
Residential	152	—	319,135	319,287	—	—	—	—	319,287
Commercial	—	—	801,830	801,830	—	—	—	—	801,830
Total real estate – construction	152	—	1,120,965	1,121,117	—	—	—	—	1,121,117
Real estate – 1-4 family mortgage:
Primary	4,095	—	1,954,904	1,958,999	2,743	9,263	5,530	17,536	1,976,535
Home equity	1,166	—	440,508	441,674	99	674	598	1,371	443,045
Rental/investment	1,264	314	277,377	278,955	129	409	128	666	279,621
Land development	1,190	—	148,686	149,876	—	416	182	598	150,474
Total real estate – 1-4 family mortgage	7,715	314	2,821,475	2,829,504	2,971	10,762	6,438	20,171	2,849,675
Real estate – commercial mortgage:
Owner-occupied	1,444	—	1,317,391	1,318,835	—	3,894	377	4,271	1,323,106
Non-owner occupied	2,305	—	2,666,808	2,669,113	—	—	5,565	5,565	2,674,678
Land development	397	—	112,411	112,808	—	43	36	79	112,887
Total real estate – commercial mortgage	4,146	—	4,096,610	4,100,756	—	3,937	5,978	9,915	4,110,671
Installment loans to individuals	657	—	102,766	103,423	25	29	184	238	103,661
Unearned income	—	—	(5,160)	(5,160)	—	—	—	—	(5,160)
Loans, net of unearned income	$13,549	$479	$9,645,804	$9,659,832	$2,996	$16,591	$12,697	$32,284	$9,692,116

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2021
Commercial, financial, agricultural	$3,325	$103	$1,323,774	$1,327,202	$1,669	$2,665	$1,426	$5,760	$1,332,962
Lease financing	—	—	80,181	80,181	—	11	—	11	80,192
Real estate – construction:
Residential	1,077	—	299,911	300,988	—	—	—	—	300,988
Commercial	—	—	798,914	798,914	—	—	—	—	798,914
Total real estate – construction	1,077	—	1,098,825	1,099,902	—	—	—	—	1,099,902
Real estate – 1-4 family mortgage:
Primary	14,785	389	1,652,940	1,668,114	1,920	8,195	3,821	13,936	1,682,050
Home equity	1,468	—	420,695	422,163	182	546	217	945	423,108
Rental/investment	401	445	266,353	267,199	—	771	275	1,046	268,245
Land development	431	—	134,382	134,813	—	65	192	257	135,070
Total real estate – 1-4 family mortgage	17,085	834	2,474,370	2,492,289	2,102	9,577	4,505	16,184	2,508,473
Real estate – commercial mortgage:
Owner-occupied	720	36	1,325,776	1,326,532	163	822	1,702	2,687	1,329,219
Non-owner occupied	260	89	2,440,513	2,440,862	—	—	5,508	5,508	2,446,370
Land development	476	—	109,575	110,051	—	292	52	344	110,395
Total real estate – commercial mortgage	1,456	125	3,875,864	3,877,445	163	1,114	7,262	8,539	3,885,984
Installment loans to individuals	978	12	106,318	107,308	30	95	132	257	107,565
Unearned income	—	—	(4,067)	(4,067)	—	—	—	—	(4,067)
Loans, net of unearned income	$23,921	$1,074	$8,955,265	$8,980,260	$3,964	$13,462	$13,325	$30,751	$9,011,011

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were no restructured loans contractually 90 days past due or more and still accruing at June 30, 2022 or June 30, 2021. The outstanding balance of restructured loans on nonaccrual status was $14,731 and $11,241 at June 30, 2022 and June 30, 2021, respectively.

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

	Number of Loans	Pre- Modification Amortized Cost	Post- Modification Amortized Cost
Three months ended June 30, 2022
Real estate – 1-4 family mortgage:
Primary	5	$844	$853
Real estate – commercial mortgage:
Owner-occupied	1	246	246
Total	6	$1,090	$1,099

Three months ended June 30, 2021
Commercial, financial, agricultural	6	$5,228	$5,228
Real estate – 1-4 family mortgage:
Primary	9	1,371	1,377
Total	15	$6,599	$6,605

	Number of Loans	Pre- Modification Amortized Cost	Post- Modification Amortized Cost
Six months ended June 30, 2022
Real estate – 1-4 family mortgage:
Primary	12	$1,710	$1,726
Real estate – commercial mortgage:
Owner-occupied	1	246	246
Non-owner occupied	1	6,500	6,500
Total real estate – commercial mortgage	2	6,746	6,746
Total	14	$8,456	$8,472

Six months ended June 30, 2021
Commercial, financial, agricultural	6	$5,228	$5,228
Real estate – 1-4 family mortgage:
Primary	12	1,803	1,812
Real estate – commercial mortgage:
Non-owner occupied	1	837	810
Total	19	$7,868	$7,850

With respect to loans that were restructured during the six months ended June 30, 2022, $258 have subsequently defaulted as of the date of this report. With respect to loans that were restructured during the six months ended June 30, 2021, none have subsequently defaulted as of the date of this report.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Amortized Cost
Totals at January 1, 2022	97	$14,650
Additional advances or loans with concessions	14	8,502
Reclassified as performing restructured loan	2	1,116
Reductions due to:
Reclassified as nonperforming	(9)	(1,372)
Paid in full	(10)	(632)
Principal paydowns	—	(244)
Totals at June 30, 2022	94	$22,020

The allowance for credit losses attributable to restructured loans was $926 and $612 at June 30, 2022 and June 30, 2021, respectively. The Company had no restructured loans with remaining availability under commitments to lend additional funds at June 30, 2022 and $305 remaining availability at June 30, 2021.
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
The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2022
Commercial, Financial, Agricultural	$207,639	$268,284	$167,306	$71,193	$35,260	$16,060	$601,104	$2,405	$1,369,251
Pass	205,223	267,363	160,848	70,577	33,777	15,590	590,070	1,597	1,345,045
Special Mention	1,639	—	—	178	264	—	7,724	—	9,805
Substandard	777	921	6,458	438	1,219	470	3,310	808	14,401

Lease Financing Receivables	$37,223	$22,328	$20,736	$13,009	$5,928	$2,126	$—	$—	$101,350
Pass	37,223	22,328	20,736	13,009	5,928	1,703	—	—	100,927
Special Mention	—	—	—	—	—	423	—	—	423
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$323,530	$455,927	$160,222	$73,544	$—	$—	$7,545	$—	$1,020,768
Residential	133,008	82,497	2,203	—	—	—	1,230	—	218,938
Pass	133,008	82,344	2,203	—	—	—	1,230	—	218,785
Special Mention	—	153	—	—	—	—	—	—	153
Substandard	—	—	—	—	—	—	—	—	—

Commercial	190,522	373,430	158,019	73,544	—	—	6,315	—	801,830
Pass	190,522	373,430	158,019	73,544	—	—	6,315	—	801,830
Special Mention	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$144,239	$164,601	$57,407	$36,119	$20,905	$19,562	$27,553	$651	$471,037
Primary	12,620	10,565	6,452	2,880	3,258	3,539	4,478	—	43,792
Pass	12,413	10,536	6,452	2,865	3,258	3,533	4,468	—	43,525
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	207	29	—	15	—	6	10	—	267

Home Equity	95	1,311	—	40	125	—	14,209	9	15,789
Pass	95	1,311	—	40	125	—	14,209	9	15,789
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Rental/Investment	74,104	91,864	46,599	24,955	17,371	15,870	7,999	642	279,404
Pass	74,040	91,689	46,481	23,938	16,951	15,314	7,999	642	277,054
Special Mention	44	—	—	—	—	35	—	—	79
Substandard	20	175	118	1,017	420	521	—	—	2,271

Land Development	57,420	60,861	4,356	8,244	151	153	867	—	132,052
Pass	56,419	60,861	4,068	8,222	151	153	867	—	130,741
Special Mention	1,001	—	—	—	—	—	—	—	1,001
Substandard	—	—	288	22	—	—	—	—	310

Real Estate - Commercial Mortgage	$759,581	$1,057,568	$787,076	$604,445	$274,382	$485,653	$113,273	$16,281	$4,098,259
Owner-Occupied	190,595	300,801	271,836	191,148	133,995	191,753	38,899	3,945	1,322,972
Pass	190,236	297,814	269,517	189,576	132,265	178,778	38,899	3,945	1,301,030
Special Mention	—	1,174	1,039	337	—	—	—	—	2,550
Substandard	359	1,813	1,280	1,235	1,730	12,975	—	—	19,392

Non-Owner Occupied	539,925	721,677	503,605	404,190	135,480	291,376	66,059	12,336	2,674,648
Pass	539,678	712,391	503,605	390,890	119,856	219,436	66,059	12,336	2,564,251
Special Mention	—	—	—	11,291	15,624	24,459	—	—	51,374
Substandard	247	9,286	—	2,009	—	47,481	—	—	59,023

Land Development	29,061	35,090	11,635	9,107	4,907	2,524	8,315	—	100,639
Pass	29,061	35,048	11,307	9,107	4,829	2,524	8,315	—	100,191
Special Mention	—	42	—	—	—	—	—	—	42
Substandard	—	—	328	—	78	—	—	—	406

Installment loans to individuals	$—	$—	$—	$32	$—	$—	$—	$—	$32
Pass	—	—	—	32	—	—	—	—	32
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$1,472,212	$1,968,708	$1,192,747	$798,342	$336,475	$523,401	$749,475	$19,337	$7,060,697
Pass	1,467,918	1,955,115	1,183,236	781,800	317,140	437,031	738,431	18,529	6,899,200
Special Mention	2,684	1,369	1,039	11,806	15,888	24,917	7,724	—	65,427
Substandard	1,610	12,224	8,472	4,736	3,447	61,453	3,320	808	96,070

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2021
Commercial, Financial, Agricultural	$300,748	$245,940	$122,350	$44,533	$15,384	$11,103	$557,628	$2,757	$1,300,443
Pass	299,731	245,657	120,102	43,042	14,603	8,605	553,541	2,002	1,287,283
Special Mention	—	136	1,798	281	605	1,196	651	—	4,667
Substandard	1,017	147	450	1,210	176	1,302	3,436	755	8,493

Real Estate - Construction	$461,370	$371,694	$174,369	$14,813	$—	$—	$3,769	$2,428	$1,028,443
Residential	210,734	12,598	—	—	—	—	3,769	2,428	229,529
Pass	210,734	12,598	—	—	—	—	3,769	2,428	229,529
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	250,636	359,096	174,369	14,813	—	—	—	—	798,914
Pass	250,636	359,096	174,369	14,813	—	—	—	—	798,914
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$205,137	$83,038	$60,240	$30,044	$28,340	$8,846	$25,534	$941	$442,120
Primary	15,599	7,698	3,662	5,985	4,150	1,066	4,727	—	42,887
Pass	15,599	7,698	3,496	5,985	4,066	1,057	4,716	—	42,617
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	166	—	84	9	11	—	270

Home Equity	1,318	—	42	131	—	—	13,615	10	15,116
Pass	1,318	—	42	131	—	—	13,615	10	15,116
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Rental/Investment	111,006	61,801	33,734	23,520	23,890	7,469	5,554	931	267,905
Pass	110,987	60,855	32,733	23,246	23,708	7,098	5,554	931	265,112
Special Mention	—	249	—	—	—	—	—	—	249
Substandard	19	697	1,001	274	182	371	—	—	2,544

Land Development	77,214	13,539	22,802	408	300	311	1,638	—	116,212
Pass	74,818	13,539	22,769	408	300	311	1,638	—	113,783
Special Mention	2,396	—	—	—	—	—	—	—	2,396
Substandard	—	—	33	—	—	—	—	—	33

Real Estate - Commercial Mortgage	$1,168,118	$836,549	$680,506	$344,089	$298,644	$376,652	$147,446	$21,644	$3,873,648
Owner-Occupied	312,031	305,686	220,057	164,345	140,265	117,767	59,126	9,748	1,329,025
Pass	310,736	304,555	218,447	161,521	134,410	109,577	59,126	8,036	1,306,408
Special Mention	1,210	1,131	—	—	1,733	328	—	1,712	6,114
Substandard	85	—	1,610	2,824	4,122	7,862	—	—	16,503

Non-Owner Occupied	809,784	511,803	449,409	173,123	155,175	256,133	79,016	11,896	2,446,339
Pass	800,348	503,009	436,062	165,843	102,446	242,665	79,016	11,896	2,341,285
Special Mention	9,235	8,794	11,356	7,280	33,176	8,024	—	—	77,865
Substandard	201	—	1,991	—	19,553	5,444	—	—	27,189

Land Development	46,303	19,060	11,040	6,621	3,204	2,752	9,304	—	98,284
Pass	46,034	17,030	11,040	6,569	3,204	2,752	9,304	—	95,933
Special Mention	44	—	—	—	—	—	—	—	44
Substandard	225	2,030	—	52	—	—	—	—	2,307

Installment loans to individuals	$—	$—	$42	$—	$—	$—	$—	$—	$42
Pass	—	—	42	—	—	—	—	—	42
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$2,135,373	$1,537,221	$1,037,507	$433,479	$342,368	$396,601	$734,377	$27,770	$6,644,696
Pass	2,120,941	1,524,037	1,019,102	421,558	282,737	372,065	730,279	25,303	6,496,022
Special Mention	12,885	10,310	13,154	7,561	35,514	9,548	651	1,712	91,335
Substandard	1,547	2,874	5,251	4,360	24,117	14,988	3,447	755	57,339

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2022
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$10,281	$26,110	$—	$36,391
Performing Loans	—	—	—	—	—	10,281	26,110	—	36,391
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$18,906	$75,677	$3,939	$1,827	$—	$—	$—	$—	$100,349
Residential	18,906	75,677	3,939	1,827	—	—	—	—	100,349
Performing Loans	18,906	75,677	3,939	1,827	—	—	—	—	100,349
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$439,743	$554,701	$374,439	$169,810	$131,844	$281,734	$423,690	$2,677	$2,378,638
Primary	433,612	546,647	372,398	169,096	130,391	280,599	—	—	1,932,743
Performing Loans	433,035	545,282	370,548	166,229	124,883	275,241	—	—	1,915,218
Non-Performing Loans	577	1,365	1,850	2,867	5,508	5,358	—	—	17,525

Home Equity	110	111	—	30	223	415	423,690	2,677	427,256
Performing Loans	110	111	—	30	223	345	422,938	2,128	425,885
Non-Performing Loans	—	—	—	—	—	70	752	549	1,371

Rental/Investment	—	—	—	—	—	217	—	—	217
Performing Loans	—	—	—	—	—	166	—	—	166
Non-Performing Loans	—	—	—	—	—	51	—	—	51

Land Development	6,021	7,943	2,041	684	1,230	503	—	—	18,422
Performing Loans	6,021	7,920	1,952	660	1,230	351	—	—	18,134
Non-Performing Loans	—	23	89	24	—	152	—	—	288

Real Estate - Commercial Mortgage	$2,527	$4,371	$3,012	$1,489	$719	$294	$—	$—	$12,412
Owner-Occupied	—	—	134	—	—	—	—	—	134
Performing Loans	—	—	134	—	—	—	—	—	134
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	30	—	—	—	—	—	30
Performing Loans	—	—	30	—	—	—	—	—	30
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	2,527	4,371	2,848	1,489	719	294	—	—	12,248
Performing Loans	2,527	4,371	2,824	1,470	719	294	—	—	12,205
Non-Performing Loans	—	—	24	19	—	—	—	—	43

Installment loans to individuals	$26,530	$26,556	$9,704	$17,784	$6,182	$2,849	$13,980	$44	$103,629
Performing Loans	26,421	26,554	9,678	17,742	6,182	2,800	13,977	38	103,392
Non-Performing Loans	109	2	26	42	—	49	3	6	237

Total loans not subject to risk rating	$487,706	$661,305	$391,094	$190,910	$138,745	$295,158	$463,780	$2,721	$2,631,419
Performing Loans	487,020	659,915	389,105	187,958	133,237	289,478	463,025	2,166	2,611,904
Non-Performing Loans	686	1,390	1,989	2,952	5,508	5,680	755	555	19,515

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2021
Commercial, Financial, Agricultural	$71	$—	$—	$1	$—	$8,983	$23,464	$—	$32,519
Performing Loans	71	—	—	1	—	8,983	23,464	—	32,519
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$26,301	$23,270	$15,504	$7,713	$2,169	$1,168	$—	$—	$76,125
Performing Loans	26,301	23,270	15,504	7,713	2,167	1,159	—	—	76,114
Non-Performing Loans	—	—	—	—	2	9	—	—	11

Real Estate - Construction	$57,283	$12,561	$1,615	$—	$—	$—	$—	$—	$71,459
Residential	57,283	12,561	1,615	—	—	—	—	—	71,459
Performing Loans	57,283	12,561	1,615	—	—	—	—	—	71,459
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$554,483	$419,252	$205,014	$155,535	$117,619	$207,381	$404,293	$2,776	$2,066,353
Primary	542,659	415,863	203,739	153,717	116,689	206,496	—	—	1,639,163
Performing Loans	542,053	414,931	201,273	148,649	114,669	203,416	—	—	1,624,991
Non-Performing Loans	606	932	2,466	5,068	2,020	3,080	—	—	14,172

Home Equity	111	—	79	225	—	508	404,293	2,776	407,992
Performing Loans	111	—	79	225	—	435	403,598	2,599	407,047
Non-Performing Loans	—	—	—	—	—	73	695	177	945

Rental/Investment	—	—	99	—	23	218	—	—	340
Performing Loans	—	—	99	—	23	164	—	—	286
Non-Performing Loans	—	—	—	—	—	54	—	—	54

Land Development	11,713	3,389	1,097	1,593	907	159	—	—	18,858
Performing Loans	11,688	3,298	1,065	1,593	832	159	—	—	18,635
Non-Performing Loans	25	91	32	—	75	—	—	—	223

Real Estate - Commercial Mortgage	$5,265	$3,584	$2,082	$800	$468	$137	$—	$—	$12,336
Owner-Occupied	—	136	58	—	—	—	—	—	194
Performing Loans	—	136	58	—	—	—	—	—	194
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	31	—	—	—	—	—	—	31
Performing Loans	—	31	—	—	—	—	—	—	31
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	5,265	3,417	2,024	800	468	137	—	—	12,111
Performing Loans	5,265	3,417	2,008	800	468	86	—	—	12,044
Non-Performing Loans	—	—	16	—	—	51	—	—	67

Installment loans to individuals	$44,302	$15,436	$23,114	$7,717	$1,985	$1,917	$13,016	$36	$107,523
Performing Loans	44,254	15,360	23,035	7,704	1,958	1,890	13,016	36	107,253
Non-Performing Loans	48	76	79	13	27	27	—	—	270

Total loans not subject to risk rating	$687,705	$474,103	$247,329	$171,766	$122,241	$219,586	$440,773	$2,812	$2,366,315
Performing Loans	687,026	473,004	244,736	166,685	120,117	216,292	440,078	2,635	2,350,573
Non-Performing Loans	679	1,099	2,593	5,081	2,124	3,294	695	177	15,742

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 4 – Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean purchased loans excluding loans held for sale.

The following is a summary of purchased loans as of the dates presented:

	June 30, 2022	December 31, 2021
Commercial, financial, agricultural	$91,630	$90,308
Real estate – construction:
Residential	1,254	1,287
Commercial	3,992	3,707
Total real estate – construction	5,246	4,994
Real estate – 1-4 family mortgage:
Primary	108,543	134,070
Home equity	45,003	51,496
Rental/investment	17,915	20,229
Land development	8,947	9,978
Total real estate – 1-4 family mortgage	180,408	215,773
Real estate – commercial mortgage:
Owner-occupied	210,086	234,132
Non-owner occupied	382,848	410,577
Land development	13,908	18,344
Total real estate – commercial mortgage	606,842	663,053
Installment loans to individuals	27,502	35,775
Loans	$911,628	$1,009,903

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Past Due and Nonaccrual Loans
The Company’s policies with respect to placing loans on nonaccrual status or charging off loans, and its accounting for interest on any such loans, are described above in Note 3, “Non Purchased Loans.”
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2022
Commercial, financial, agricultural	$22	$—	$87,534	$87,556	$—	$2,307	$1,767	$4,074	$91,630
Real estate – construction:
Residential	—	—	1,254	1,254	—	—	—	—	1,254
Commercial	—	—	3,992	3,992	—	—	—	—	3,992
Total real estate – construction	—	—	5,246	5,246	—	—	—	—	5,246
Real estate – 1-4 family mortgage:
Primary	617	—	103,022	103,639	393	2,018	2,493	4,904	108,543
Home equity	126	—	44,166	44,292	—	155	556	711	45,003
Rental/investment	109	—	17,752	17,861	24	—	30	54	17,915
Land development	69	—	8,878	8,947	—	—	—	—	8,947
Total real estate – 1-4 family mortgage	921	—	173,818	174,739	417	2,173	3,079	5,669	180,408
Real estate – commercial mortgage:
Owner-occupied	1,556	36	206,810	208,402	—	136	1,548	1,684	210,086
Non-owner occupied	—	59	382,783	382,842	—	—	6	6	382,848
Land development	267	—	13,534	13,801	70	37	—	107	13,908
Total real estate – commercial mortgage	1,823	95	603,127	605,045	70	173	1,554	1,797	606,842
Installment loans to individuals	595	43	26,791	27,429	4	1	68	73	27,502
Loans, net of unearned income	$3,361	$138	$896,516	$900,015	$491	$4,654	$6,468	$11,613	$911,628

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2021
Commercial, financial, agricultural	$122	$—	$82,918	$83,040	$42	$1,618	$5,608	$7,268	$90,308
Real estate – construction:
Residential	—	—	1,287	1,287	—	—	—	—	1,287
Commercial	—	—	3,707	3,707	—	—	—	—	3,707
Total real estate – construction	—	—	4,994	4,994	—	—	—	—	4,994
Real estate – 1-4 family mortgage:
Primary	1,042	36	127,820	128,898	257	2,225	2,690	5,172	134,070
Home equity	149	—	50,573	50,722	—	373	401	774	51,496
Rental/investment	20	—	20,105	20,125	26	—	78	104	20,229
Land development	—	—	9,978	9,978	—	—	—	—	9,978
Total real estate – 1-4 family mortgage	1,211	36	208,476	209,723	283	2,598	3,169	6,050	215,773
Real estate – commercial mortgage:
Owner-occupied	1,511	323	230,305	232,139	—	289	1,704	1,993	234,132
Non-owner occupied	—	—	407,639	407,639	—	—	2,938	2,938	410,577
Land development	—	—	18,218	18,218	—	—	126	126	18,344
Total real estate – commercial mortgage	1,511	323	656,162	657,996	—	289	4,768	5,057	663,053
Installment loans to individuals	839	8	34,690	35,537	15	11	212	238	35,775
Loans, net of unearned income	$3,683	$367	$987,240	$991,290	$340	$4,516	$13,757	$18,613	$1,009,903

There were no restructured loans contractually 90 days past due or more and still accruing at June 30, 2022. There was one restructured loan in the amount of $37 contractually 90 days past due or more and still accruing at June 30, 2021. The outstanding balance of restructured loans on nonaccrual status was $2,014 and $18,279 at June 30, 2022 and June 30, 2021, respectively.

Restructured Loans
An explanation of what constitutes a “restructured loan,” and management’s analysis in determining whether to restructure a loan, are described above in Note 3, “Non Purchased Loans.”
The tables below illustrate the impact of modifications classified as restructured loans which were made during the periods presented and held on the Consolidated Balance Sheets at the respective period end. No loans were restructured during the three months ended June 30, 2022.

	Number of Loans	Pre- Modification Amortized Cost	Post- Modification Amortized Cost
Three months ended June 30, 2021
Real estate – 1-4 family mortgage:
Primary	1	$862	$862
Total	1	$862	$862

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Amortized Cost	Post- Modification Amortized Cost
Six months ended June 30, 2022
Real estate – 1-4 family mortgage:
Land development	3	$98	$94
Six months ended June 30, 2021
Commercial, financial, agricultural	1	$135	$135
Real estate – 1-4 family mortgage:
Primary	1	862	862
Total	2	$997	$997

With respect to loans that were restructured during the six months ended June 30, 2022 and June 30, 2021, none have subsequently defaulted as of the date of this report.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2022	38	$5,609
Additional advances or loans with concessions	3	197
Reclassified as performing restructured loan	8	4,064
Reductions due to:
Reclassified to nonperforming loans	(4)	(128)
Paid in full	(3)	(1,634)
Principal paydowns	—	(103)
Totals at June 30, 2022	42	$8,005

The allowance for credit losses attributable to restructured loans was $1,176 and $127 at June 30, 2022 and June 30, 2021, respectively. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at June 30, 2022, as compared to $1 in remaining availability at June 30, 2021.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Credit Quality
A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 3, “Non Purchased Loans.” The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2022
Commercial, Financial, Agricultural	$—	$—	$—	$1,004	$6,092	$29,780	$53,839	$915	$91,630
Pass	—	—	—	1,004	5,538	22,102	52,367	548	81,559
Special Mention	—	—	—	—	231	—	—	—	231
Substandard	—	—	—	—	323	7,678	1,472	367	9,840

Real Estate - Construction	$—	$—	$—	$—	$570	$4,676	$—	$—	$5,246
Residential	—	—	—	—	570	684	—	—	1,254
Pass	—	—	—	—	570	684	—	—	1,254
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	3,992	—	—	3,992
Pass	—	—	—	—	—	3,992	—	—	3,992
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$—	$147	$8,790	$28,434	$694	$170	$38,235
Primary	—	—	—	34	2,244	8,549	154	—	10,981
Pass	—	—	—	34	2,244	8,013	154	—	10,445
Special Mention	—	—	—	—	—	55	—	—	55
Substandard	—	—	—	—	—	481	—	—	481

Home Equity	—	—	—	—	—	34	413	170	617
Pass	—	—	—	—	—	34	413	—	447
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	170	170

Rental/Investment	—	—	—	113	312	17,363	127	—	17,915
Pass	—	—	—	113	312	16,605	—	—	17,030
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	758	127	—	885

Land Development	—	—	—	—	6,234	2,488	—	—	8,722
Pass	—	—	—	—	6,234	1,175	—	—	7,409
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,313	—	—	1,313

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - Commercial Mortgage	$—	$—	$—	$320	$46,274	$543,294	$6,509	$9,804	$606,201
Owner-Occupied	—	—	—	—	10,843	194,695	4,548	—	210,086
Pass	—	—	—	—	10,843	179,855	4,548	—	195,246
Special Mention	—	—	—	—	—	364	—	—	364
Substandard	—	—	—	—	—	14,476	—	—	14,476

Non-Owner Occupied	—	—	—	320	35,398	335,740	1,586	9,804	382,848
Pass	—	—	—	320	19,018	309,425	1,586	—	330,349
Special Mention	—	—	—	—	16,374	—	—	—	16,374
Substandard	—	—	—	—	6	26,315	—	9,804	36,125

Land Development	—	—	—	—	33	12,859	375	—	13,267
Pass	—	—	—	—	33	7,122	375	—	7,530
Special Mention	—	—	—	—	—	5,025	—	—	5,025
Substandard	—	—	—	—	—	712	—	—	712

Installment loans to individuals	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$—	$—	$—	$1,471	$61,726	$606,184	$61,042	$10,889	$741,312
Pass	—	—	—	1,471	44,792	549,007	59,443	548	655,261
Special Mention	—	—	—	—	16,605	5,444	—	—	22,049
Substandard	—	—	—	—	329	51,733	1,599	10,341	64,002

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2021
Commercial, Financial, Agricultural	$—	$—	$646	$12,199	$12,247	$25,562	$38,328	$1,326	$90,308
Pass	—	—	646	11,612	8,918	18,877	37,555	899	78,507
Special Mention	—	—	—	246	—	—	—	—	246
Substandard	—	—	—	341	3,329	6,685	773	427	11,555

Real Estate - Construction	$—	$—	$—	$601	$—	$4,393	$—	$—	$4,994
Residential	—	—	—	601	—	686	—	—	1,287
Pass	—	—	—	601	—	686	—	—	1,287
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	3,707	—	—	3,707
Pass	—	—	—	—	—	3,707	—	—	3,707
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$—	$—	$152	$10,151	$2,781	$32,841	$1,476	$201	$47,602
Primary	—	—	34	2,485	1,367	12,336	161	—	16,383
Pass	—	—	34	2,485	1,367	9,408	161	—	13,455
Special Mention	—	—	—	—	—	59	—	—	59
Substandard	—	—	—	—	—	2,869	—	—	2,869

Home Equity	—	—	—	—	—	42	1,087	201	1,330
Pass	—	—	—	—	—	42	717	—	759
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	370	201	571

Rental/Investment	—	—	118	804	1,273	17,806	228	—	20,229
Pass	—	—	118	804	1,273	17,035	77	—	19,307
Special Mention	—	—	—	—	—	38	—	—	38
Substandard	—	—	—	—	—	733	151	—	884

Land Development	—	—	—	6,862	141	2,657	—	—	9,660
Pass	—	—	—	6,862	111	1,249	—	—	8,222
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	30	1,408	—	—	1,438

Real Estate - Commercial Mortgage	$—	$—	$325	$50,519	$123,254	$467,983	$5,912	$14,324	$662,317
Owner-Occupied	—	—	—	13,344	17,621	200,111	3,056	—	234,132
Pass	—	—	—	13,344	13,888	182,779	3,056	—	213,067
Special Mention	—	—	—	—	1,553	394	—	—	1,947
Substandard	—	—	—	—	2,180	16,938	—	—	19,118

Non-Owner Occupied	—	—	325	35,887	103,739	254,080	2,222	14,324	410,577
Pass	—	—	325	19,510	100,682	222,048	2,222	4,418	349,205
Special Mention	—	—	—	16,370	—	359	—	—	16,729
Substandard	—	—	—	7	3,057	31,673	—	9,906	44,643

Land Development	—	—	—	1,288	1,894	13,792	634	—	17,608
Pass	—	—	—	1,288	1,894	7,904	634	—	11,720
Special Mention	—	—	—	—	—	5,141	—	—	5,141
Substandard	—	—	—	—	—	747	—	—	747

Installment loans to individuals	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$—	$—	$1,123	$73,470	$138,282	$530,779	$45,716	$15,851	$805,221
Pass	—	—	1,123	56,506	128,133	463,735	44,422	5,317	699,236
Special Mention	—	—	—	16,616	1,553	5,991	—	—	24,160
Substandard	—	—	—	348	8,596	61,053	1,294	10,534	81,825

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables present the performing status of the Company’s loan portfolio not subject to risk rating by origination date:

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2022
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$—	$198	$1,070	$101,019	$38,577	$1,309	$142,173
Primary	—	—	—	198	530	96,762	—	72	97,562
Performing Loans	—	—	—	198	385	92,054	—	72	92,709
Non-Performing Loans	—	—	—	—	145	4,708	—	—	4,853

Home Equity	—	—	—	—	540	4,032	38,577	1,237	44,386
Performing Loans	—	—	—	—	540	3,980	38,042	1,112	43,674
Non-Performing Loans	—	—	—	—	—	52	535	125	712

Rental/Investment	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	—	—	—	—	—	225	—	—	225
Performing Loans	—	—	—	—	—	225	—	—	225
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$—	$—	$—	$—	$143	$498	$—	$—	$641
Owner-Occupied	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	—	—	—	—	143	498	—	—	641
Performing Loans	—	—	—	—	143	498	—	—	641
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Installment loans to individuals	$—	$—	$—	$—	$15,603	$10,636	$1,219	$44	$27,502
Performing Loans	—	—	—	—	15,558	10,577	1,211	41	27,387
Non-Performing Loans	—	—	—	—	45	59	8	3	115

Total loans not subject to risk rating	$—	$—	$—	$198	$16,816	$112,153	$39,796	$1,353	$170,316
Performing Loans	—	—	—	198	16,626	107,334	39,253	1,225	164,636
Non-Performing Loans	—	—	—	—	190	4,819	543	128	5,680

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2021
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$202	$1,480	$19,988	$101,060	$44,086	$1,355	$168,171
Primary	—	—	202	938	17,505	98,961	—	81	117,687
Performing Loans	—	—	202	829	16,902	94,607	—	81	112,621
Non-Performing Loans	—	—	—	109	603	4,354	—	—	5,066

Home Equity	—	—	—	542	2,441	1,823	44,086	1,274	50,166
Performing Loans	—	—	—	542	2,441	1,769	43,700	1,141	49,593
Non-Performing Loans	—	—	—	—	—	54	386	133	573

Rental/Investment	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	—	—	—	—	42	276	—	—	318
Performing Loans	—	—	—	—	42	276	—	—	318
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$—	$—	$—	$147	$31	$558	$—	$—	$736
Owner-Occupied	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	—	—	—	147	31	558	—	—	736
Performing Loans	—	—	—	147	31	558	—	—	736
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Installment loans to individuals	$—	$—	$—	$20,581	$9,721	$3,881	$1,558	$34	$35,775
Performing Loans	—	—	—	20,566	9,714	3,684	1,541	23	35,528
Non-Performing Loans	—	—	—	15	7	197	17	11	247

Total loans not subject to risk rating	$—	$—	$202	$22,208	$29,740	$105,499	$45,644	$1,389	$204,682
Performing Loans	—	—	202	22,084	29,130	100,894	45,241	1,245	198,796
Non-Performing Loans	—	—	—	124	610	4,605	403	144	5,886

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5 – Allowance for Credit Losses
(In Thousands)
The following is a summary of total non purchased and purchased loans as of the dates presented:

	June 30, 2022	December 31, 2021
Commercial, financial, agricultural (1)	$1,497,272	$1,423,270
Lease financing	106,510	80,192
Real estate – construction:
Residential	320,541	302,275
Commercial	805,822	802,621
Total real estate – construction	1,126,363	1,104,896
Real estate – 1-4 family mortgage:
Primary	2,085,078	1,816,120
Home equity	488,048	474,604
Rental/investment	297,536	288,474
Land development	159,421	145,048
Total real estate – 1-4 family mortgage	3,030,083	2,724,246
Real estate – commercial mortgage:
Owner-occupied	1,533,192	1,563,351
Non-owner occupied	3,057,526	2,856,947
Land development	126,795	128,739
Total real estate – commercial mortgage	4,717,513	4,549,037
Installment loans to individuals	131,163	143,340
Gross loans	10,608,904	10,024,981
Unearned income	(5,160)	(4,067)
Loans, net of unearned income	10,603,744	10,020,914
Allowance for credit losses on loans	(166,131)	(164,171)
Net loans	$10,437,613	$9,856,743
(1)Includes Paycheck Protection Program (“PPP”) loans of $7,383 and $58,391 as of June 30, 2022 and December 31, 2021, respectively.

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
The Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses in the Company’s loan portfolio. As of June 30, 2022 and December 31, 2021, the Company had accrued interest receivable for loans of $41,936 and $41,692, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets. Although the Company made the election to exclude accrued interest from the measurement of the allowance for credit losses, the Company did have an allowance for credit losses on interest deferred as part of the loan deferral program

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
initiated in response to the COVID-19 pandemic in 2020 of $1,263 and $1,273, respectively, as of June 30, 2022 and December 31, 2021.
The following tables provide a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Three Months Ended June 30, 2022
Allowance for credit losses:
Beginning balance	$33,606	$18,411	$36,848	$65,231	$1,582	$10,790	$166,468
Charge-offs	(2,239)	—	(161)	(708)	—	(850)	(3,958)
Recoveries	431	—	169	192	11	818	1,621
Net (charge-offs) recoveries	(1,808)	—	8	(516)	11	(32)	(2,337)
(Recovery of) provision for credit losses on loans	(1,605)	(1,121)	5,054	(342)	209	(195)	2,000
Ending balance	$30,193	$17,290	$41,910	$64,373	$1,802	$10,563	$166,131
Six Months Ended June 30, 2022
Allowance for credit losses:
Beginning balance	$33,922	$16,419	$32,356	$68,940	$1,486	$11,048	$164,171
Impact of PCD loans acquired during the period	1,648	—	—	—	—	—	1,648
Charge-offs	(4,341)	—	(324)	(714)	(7)	(1,629)	(7,015)
Recoveries	1,567	—	347	347	23	1,543	3,827
Net (charge-offs) recoveries	(2,774)	—	23	(367)	16	(86)	(3,188)
(Recovery of) provision for credit losses on loans	(2,603)	871	9,531	(4,200)	300	(399)	3,500
Ending balance	$30,193	$17,290	$41,910	$64,373	$1,802	$10,563	$166,131
Period-End Amount Allocated to:
Individually evaluated	$4,567	$—	$85	$1,674	$—	$570	$6,896
Collectively evaluated	25,626	17,290	41,825	62,699	1,802	9,993	159,235
Ending balance	$30,193	$17,290	$41,910	$64,373	$1,802	$10,563	$166,131
Loans:
Individually evaluated	$9,534	$—	$4,127	$11,716	$—	$570	$25,947
Collectively evaluated	1,487,738	1,126,363	3,025,956	4,705,797	101,350	130,593	10,577,797
Ending balance	$1,497,272	$1,126,363	$3,030,083	$4,717,513	$101,350	$131,163	$10,603,744

Nonaccruing loans with no allowance for credit losses	$849	$—	$3,594	$3,492	$—	$—	$7,935

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total

Three Months Ended June 30, 2021
Allowance for credit losses:
Beginning balance	$37,592	$14,977	$31,694	$76,225	$1,546	$11,072	$173,106
Charge-offs	(1,184)	—	(152)	(171)	—	(1,347)	(2,854)
Recoveries	233	—	401	143	14	1,311	2,102
Net (charge-offs) recoveries	(951)	—	249	(28)	14	(36)	(752)
Provision for credit losses on loans	353	752	(640)	(1,304)	(49)	888	—
Ending balance	$36,994	$15,729	$31,303	$74,893	$1,511	$11,924	$172,354
Six Months Ended June 30, 2021
Allowance for credit losses:
Beginning balance	$39,031	$16,047	$32,165	$76,127	$1,624	$11,150	$176,144
Charge-offs	(4,682)	(52)	(253)	(232)	—	(3,005)	(8,224)
Recoveries	522	13	662	314	25	2,898	4,434
Net (charge-offs) recoveries	(4,160)	(39)	409	82	25	(107)	(3,790)
Provision for credit losses on loans	2,123	(279)	(1,271)	(1,316)	(138)	881	—
Ending balance	$36,994	$15,729	$31,303	$74,893	$1,511	$11,924	$172,354
Period-End Amount Allocated to:
Individually evaluated	$9,121	$—	$228	$4,207	$—	$612	$14,168
Collectively evaluated	27,873	15,729	31,075	70,686	1,511	11,312	158,186
Ending balance	$36,994	$15,729	$31,303	$74,893	$1,511	$11,924	$172,354
Loans:
Individually evaluated	$14,409	$—	$5,017	$20,810	$—	$636	$40,872
Collectively evaluated	1,620,224	1,051,359	2,697,074	4,509,359	74,003	156,351	10,108,370
Ending balance	$1,634,633	$1,051,359	$2,702,091	$4,530,169	$74,003	$156,987	$10,149,242

Nonaccruing loans with no allowance for credit losses	$2,826	$—	$2,841	$4,953	$—	$10	$10,630

The Company recorded a provision for credit losses of $2,000 during the second quarter of 2022, as compared to no provision for credit losses recorded in the second quarter of 2021. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. The provision activity during the current quarter was primarily driven by strong loan growth and slight deterioration in the economic forecast during the quarter.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Three Months Ended June 30,	2022	2021
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$19,485	$20,535
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	450	—
Ending balance	$19,935	$20,535

Six Months Ended June 30,	2022	2021
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,035	$20,535
(Recovery of) provision for credit losses on unfunded loan commitments (included in other noninterest expense)	(100)	—
Ending balance	$19,935	$20,535

Note 6 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

	Purchased OREO	Non Purchased OREO	Total OREO
June 30, 2022
Residential real estate	$44	$1,207	$1,251
Commercial real estate	39	62	101
Residential land development	257	4	261
Commercial land development	1,135	59	1,194
Total	$1,475	$1,332	$2,807
December 31, 2021
Residential real estate	$93	$166	$259
Commercial real estate	39	722	761
Residential land development	301	4	305
Commercial land development	1,156	59	1,215
Total	$1,589	$951	$2,540

Changes in the Company’s purchased and non purchased OREO were as follows:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at January 1, 2022	$1,589	$951	$2,540
Transfers of loans	36	1,248	1,284
Impairments	(51)	—	(51)
Dispositions	(98)	(869)	(967)
Other	(1)	2	1
Balance at June 30, 2022	$1,475	$1,332	$2,807

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
At June 30, 2022 and December 31, 2021, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $1,046 and $22, respectively.
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Repairs and maintenance	$17	$22	$20	$42
Property taxes and insurance	27	37	62	48
Impairments	37	47	51	117
Net (gains) losses on OREO sales	(266)	6	(557)	(50)
Rental income	(2)	(8)	(4)	(12)
Total	$(187)	$104	$(428)	$145

Note 7 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the six months ended June 30, 2022 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2022	$936,916	$2,767	$939,683
Additions to goodwill from the Southeastern Commercial Finance, LLC acquisition	6,608	—	6,608
Balance at June 30, 2022	$943,524	$2,767	$946,291

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2022
Core deposit intangibles	$82,492	$(61,984)	$20,508
Customer relationship intangible	2,470	(1,556)	914
Total finite-lived intangible assets	$84,962	$(63,540)	$21,422
December 31, 2021
Core deposit intangibles	$82,492	$(59,399)	$23,093
Customer relationship intangible	2,470	(1,465)	1,005
Total finite-lived intangible assets	$84,962	$(60,864)	$24,098

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Amortization expense for:
Core deposit intangibles	$1,264	$1,494	$2,585	$3,046
Customer relationship intangible	46	45	91	91
Total intangible amortization	$1,310	$1,539	$2,676	$3,137

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
There was no valuation adjustment on MSRs during the six months ended June 30, 2022. During the six months ended June 30, 2021, there was a positive valuation adjustment of $13,561 which was caused primarily by an increase in mortgage interest rates and a corresponding decrease in actual prepayment speeds.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2022	$89,018
Capitalization	12,854
Amortization	(7,129)
Balance at June 30, 2022	$94,743

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2022	December 31, 2021
Unpaid principal balance	$9,052,745	$8,728,629

Weighted-average prepayment speed (CPR)	6.92%	10.56%
Estimated impact of a 10% increase	$(6,149)	$(3,875)
Estimated impact of a 20% increase	(11,801)	(7,464)

Discount rate	9.68%	9.82%
Estimated impact of a 10% increase	$(2,563)	$(4,153)
Estimated impact of a 20% increase	(5,477)	(8,119)

Weighted-average coupon interest rate	3.31%	3.29%
Weighted-average servicing fee (basis points)	30.56	30.37
Weighted-average remaining maturity (in years)	8.31	6.69

The Company recorded servicing fees of $5,000 and $4,616 for the three months ended June 30, 2022 and 2021, respectively, and servicing fees of $9,423 and $8,687 for the six months ended June 30, 2022 and 2021, respectively, all of which are included in “Mortgage banking income” in the Consolidated Statements of Income.

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

Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Service cost	$—	$—	$1	$1
Interest cost	185	175	3	3
Expected return on plan assets	(421)	(441)	—	—
Recognized actuarial loss (gain)	61	78	(19)	(2)
Net periodic (return) benefit cost	$(175)	$(188)	$(15)	$2

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Service cost	$—	$—	$2	$2
Interest cost	369	341	6	7
Expected return on plan assets	(842)	(884)	—	—
Recognized actuarial loss (gain)	122	132	(38)	(2)
Net periodic (return) benefit cost	$(351)	$(411)	$(30)	$7

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Incentive Compensation Plans
The Company maintains a long-term equity compensation plan that provides for the grant of stock options and the award of restricted stock. There were no stock options granted, nor compensation expense associated with options recorded, during the six months ended June 30, 2022 or 2021. There were no stock options outstanding as of June 30, 2022.

The Company also awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to non-employee directors, executives, and other officers and employees.
The following table summarizes the changes in restricted stock as of and for the six months ended June 30, 2022:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	146,561	$34.67	603,714	$34.48
Awarded	63,308	38.62	274,053	37.84
Vested	—	—	(192,299)	32.84
Cancelled	—	—	(15,657)	37.28
Nonvested at end of period	209,869	$35.86	669,811	$36.26

During the six months ended June 30, 2022, the Company reissued 166,864 shares from treasury in connection with awards of restricted stock. The Company recorded total stock-based compensation expense of $2,952 and $2,385 for the three months ended June 30, 2022 and 2021, respectively, and $6,290 and $5,141 for the six months ended June 30, 2022, respectively.

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
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Balance Sheet	June 30, 2022		December 31, 2021
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$197,253	$6,198	$185,447	$4,711
Interest rate lock commitments	Other Assets	150,720	3,269	310,941	5,304
Forward commitments	Other Assets	170,000	823	280,000	667
Totals		$517,973	$10,290	$776,388	$10,682
Derivative liabilities:
Interest rate contracts	Other Liabilities	$197,253	$6,198	$185,447	$4,711
Interest rate lock commitments	Other Liabilities	35,490	428	19,961	43
Forward commitments	Other Liabilities	170,000	1,311	320,000	736
Totals		$402,743	$7,937	$525,408	$5,490
Gains and losses included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the dates presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest rate contracts:
Included in interest income on loans	$390	$836	$444	$1,206
Interest rate lock commitments:
Included in mortgage banking income	3,404	(1,082)	(2,420)	(9,404)
Forward commitments
Included in mortgage banking income	(10,607)	(15,523)	(419)	3,280
Total	$(6,813)	$(15,769)	$(2,395)	$(4,918)
Derivatives designated as cash flow hedges
Cash flow hedge relationships mitigate exposure to the variability of future cash flow or other forecasted transactions. The Company uses both interest rate swap contracts and interest rate collars in an effort to manage future interest rate exposure on borrowings. The swap hedging strategy converts the LIBOR-based variable interest rate on the forecasted borrowings to a fixed interest rate. The collar hedging strategy stabilizes interest rate fluctuation by setting both a floor and a cap. The Company entered into an interest rate collar in June 2022 with a 2.25% floor and 4.57% cap. As of June 30, 2022, the Company is hedging its exposure to the variability of future cash flows through 2032 and a portion of these hedges are forward starting.
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	June 30, 2022		December 31, 2021
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$130,000	$18,563	$100,000	$7,016
Interest rate collars	Other Assets	250,000	2,519	—	—
Total		$380,000	$21,082	$100,000	$7,016
Derivative liabilities:
Interest rate swaps	Other Liabilities	$—	$—	$62,000	$2,902
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
There were no ineffective portions for the six months ended June 30, 2022 or 2021. The impact on other comprehensive income for the six months ended June 30, 2022 and 2021 is discussed in Note 13, “Other Comprehensive Income (Loss).”
Derivatives designated as fair value hedges
Fair value hedges protect against changes in the fair value of an asset, liability, or firm commitment. The Company enters into interest rate swap agreements to manage interest rate exposure on certain of the Company’s fixed-rate subordinated notes. The agreements convert the fixed interest rates to LIBOR-based variable interest rates.
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	June 30, 2022		December 31, 2021
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$15,560	$100,000	$5,411
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Three Months Ended June 30,		Six Months Ended June 30,
	Location	2022	2021	2022	2021
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$(3,805)	$3,264	$(10,148)	$(4,177)
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$3,805	$(3,264)	$10,148	$4,177
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Long-term debt	$83,024	$93,085	$15,560	$5,411
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Gross amounts recognized	$27,413	$8,007	$17,561	$13,436
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	27,413	8,007	17,561	13,436
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	17,073	7,208	17,073	7,208
Financial collateral pledged	—	—	—	6,228
Net amounts	$10,340	$799	$488	$—

Note 11 – Income Taxes
(In Thousands)
The following table is a summary of the Company’s temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates presented.

	June 30,	December 31,
	2022	2021
Deferred tax assets
Allowance for credit losses	$50,357	$50,712
Loans	2,256	2,855
Deferred compensation	11,991	14,522
Net unrealized losses on securities	53,121	3,545
Impairment of assets	339	392
Net operating loss carryforwards	858	1,211
Investment in partnerships	970	890
Lease liabilities under operating leases	15,160	17,106
Other	3,730	3,241
Total deferred tax assets	138,782	94,474
Deferred tax liabilities
Fixed assets	6,186	5,339
Mortgage servicing rights	22,239	20,779
Junior subordinated debt	2,055	2,130
Intangibles	2,835	3,177
Lease right-of-use asset	14,504	16,209
Other	1,302	1,607
Total deferred tax liabilities	49,121	49,241
Net deferred tax assets	$89,661	$45,233

For the six months ended June 30, 2022 and 2021, the Company recorded a provision for income taxes totaling $18,792 and $24,387, respectively. The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences.
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
Derivative instruments: Most of the Company’s derivative contracts are extensively traded in over-the-counter markets and are valued using discounted cash flow models which incorporate observable market based inputs including current market interest rates, credit spreads, and other factors. Such instruments are categorized within Level 2 of the fair value hierarchy and include interest rate swaps, interest rate collars and other interest rate contracts such as interest rate caps and/or floors. The Company’s interest rate lock commitments are valued using current market prices for mortgage-backed securities with similar characteristics, adjusted for certain factors including servicing and risk. The value of the Company’s forward commitments is based on current prices for securities backed by similar types of loans. Because these assumptions are observable in active markets, the Company’s interest rate lock commitments and forward commitments are categorized within Level 2 of the fair value hierarchy.
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
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
June 30, 2022
Financial assets:
Securities available for sale	$—	$2,528,253	$—	$2,528,253
Derivative instruments	—	31,372	—	31,372
Mortgage loans held for sale in loans held for sale	—	196,598	—	196,598
Total financial assets	$—	$2,756,223	$—	$2,756,223
Financial liabilities:
Derivative instruments:	$—	$23,497	$—	$23,497

	Level 1	Level 2	Level 3	Totals
December 31, 2021
Financial assets:
Securities available for sale	$—	$2,386,052	$—	$2,386,052
Derivative instruments	—	17,698	—	17,698
Mortgage loans held for sale in loans held for sale	—	453,533	—	453,533
Total financial assets	$—	$2,857,283	$—	$2,857,283
Financial liabilities:
Derivative instruments	$—	$13,803	$—	$13,803

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the six months ended June 30, 2022.
For the three and six months ended June 30, 2022 and the three months ended June 30, 2021, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs. The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, for the six months ended June 30, 2021.

2021
Three Months Ended June 30, 2022	Trust preferred securities
Six Months Ended June 30,
Balance at beginning of period	$9,012
Accretion included in net income	7
Unrealized gains included in other comprehensive income	941
Realized losses	2,061
Purchases	(12,021)
Balance at end of period	$—

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$3,188	$3,188
OREO	—	—	2,807	2,807
Total	$—	$—	$5,995	$5,995

December 31, 2021	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$7,928	$7,928
OREO	—	—	2,540	2,540
Total	$—	$—	$10,468	$10,468

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Individually evaluated loans: Loans are individually evaluated for credit losses each quarter taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Individually evaluated loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Individually evaluated loans that were measured or re-measured at fair value had a carrying value of $4,607 and $12,939 at June 30, 2022 and December 31, 2021, respectively, and a specific reserve for these loans of $1,419 and $5,011 was included in the allowance for credit losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets as of the dates presented:

	June 30, 2022	December 31, 2021
Carrying amount prior to remeasurement	$2,853	$2,556
Impairment recognized in results of operations	(46)	(16)
Fair value	$2,807	$2,540

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at June 30, 2022 and December 31, 2021. There were no valuation adjustments on MSRs during the six months ended June 30, 2022 and $13,561 of positive valuation adjustments recognized during the six months ended June 30, 2021.
The following table presents information as of June 30, 2022 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans, net of allowance for credit losses	$3,188	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$2,807	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

Fair Value Option
The Company has elected to measure all mortgage loans held for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.
Net losses of $9,528 and $7,520 resulting from fair value changes of these mortgage loans were recorded in income during the six months ended June 30, 2022 and 2021, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2022 and December 31, 2021:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2022
Mortgage loans held for sale measured at fair value	$196,598	$194,310	$2,288

December 31, 2021
Mortgage loans held for sale measured at fair value	$453,533	$441,717	$11,816

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of June 30, 2022	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,010,468	$1,010,468	$—	$—	$1,010,468
Securities held to maturity	488,851	—	424,685	—	424,685
Securities available for sale	2,528,253	—	2,528,253	—	2,528,253
Loans held for sale	196,598	—	196,598	—	196,598
Loans, net	10,437,613	—	—	10,140,151	10,140,151
Mortgage servicing rights	94,743	—	—	137,879	137,879
Derivative instruments	31,372	—	31,372	—	31,372
Financial liabilities
Deposits	$13,763,929	$12,488,130	$1,246,721	$—	$13,734,851
Short-term borrowings	112,642	112,642	—	—	112,642
Junior subordinated debentures	111,662	—	102,093	—	102,093
Subordinated notes	319,891	—	307,350	—	307,350
Derivative instruments	23,497	—	23,497	—	23,497

		Fair Value
As of December 31, 2021	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,877,965	$1,877,965	$—	$—	$1,877,965
Securities held to maturity	416,357	—	415,552	—	415,552
Securities available for sale	2,386,052	—	2,386,052	—	2,386,052
Loans held for sale	453,533	—	453,533	—	453,533
Loans, net	9,856,743	—	—	9,690,604	9,690,604
Mortgage servicing rights	89,018	—	—	99,425	99,425
Derivative instruments	17,698	—	17,698	—	17,698
Financial liabilities
Deposits	$13,905,724	$12,494,342	$1,408,397	$—	$13,902,739
Short-term borrowings	13,947	13,947	—	—	13,947
Federal Home Loan Bank advances	417	—	422	—	422
Junior subordinated debentures	111,373	—	106,682	—	106,682
Subordinated notes	359,419	—	373,950	—	373,950
Derivative instruments	13,803	—	13,803	—	13,803

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended June 30, 2022
Securities available for sale:
Unrealized holding losses on securities	$(76,405)	$(19,447)	$(56,958)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(220)	(56)	(164)
Total securities available for sale	(76,625)	(19,503)	(57,122)
Derivative instruments:
Unrealized holding gains on derivative instruments	8,401	2,139	6,262
Total derivative instruments	8,401	2,139	6,262
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	41	10	31
Total defined benefit pension and post-retirement benefit plans	41	10	31
Total other comprehensive loss	$(68,183)	$(17,354)	$(50,829)
Three months ended June 30, 2021
Securities available for sale:
Unrealized holding gains on securities	4,965	1,263	3,702
Total securities available for sale	4,965	1,263	3,702
Derivative instruments:
Unrealized holding losses on derivative instruments	(6,234)	(1,586)	(4,648)
Total derivative instruments	(6,234)	(1,586)	(4,648)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	76	19	57
Total defined benefit pension and post-retirement benefit plans	76	19	57
Total other comprehensive loss	$(1,193)	$(304)	$(889)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Six months ended June 30, 2022
Securities available for sale:
Unrealized holding losses on securities	$(211,161)	$(53,741)	$(157,420)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(319)	(81)	(238)
Total securities available for sale	(211,480)	(53,822)	(157,658)
Derivative instruments:
Unrealized holding gains on derivative instruments	16,957	4,316	12,641
Total derivative instruments	16,957	4,316	12,641
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	83	21	62
Total defined benefit pension and post-retirement benefit plans	83	21	62
Total other comprehensive loss	$(194,440)	$(49,485)	$(144,955)

Six months ended June 30, 2021
Securities available for sale:
Unrealized holding losses on securities	$(15,079)	$(3,838)	$(11,241)
Reclassification adjustment for gains realized in net income	(1,357)	(345)	(1,012)
Total securities available for sale	(16,436)	(4,183)	(12,253)
Derivative instruments:
Unrealized holding gains on derivative instruments	8,500	2,164	6,336
Total derivative instruments	8,500	2,164	6,336
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	130	31	99
Total defined benefit pension and post-retirement benefit plans	130	31	99
Total other comprehensive loss	$(7,806)	$(1,988)	$(5,818)

The accumulated balances for each component of other comprehensive income, net of tax, were as follows as of the dates presented:

	June 30, 2022	December 31, 2021
Unrealized losses on securities	$(166,774)	$(9,116)
Unrealized gains on derivative instruments	16,604	3,963
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(5,228)	(5,290)
Total accumulated other comprehensive loss	$(155,398)	$(10,443)

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

	Three Months Ended
	June 30,
	2022	2021
Basic
Net income applicable to common stock	$39,678	$40,867
Average common shares outstanding	55,906,755	56,325,717
Net income per common share - basic	$0.71	$0.73
Diluted
Net income applicable to common stock	$39,678	$40,867
Average common shares outstanding	55,906,755	56,325,717
Effect of dilutive stock-based compensation	276,090	310,181
Average common shares outstanding - diluted	56,182,845	56,635,898
Net income per common share - diluted	$0.71	$0.72

	Six Months Ended
	June 30,
	2022	2021
Basic
Net income applicable to common stock	$73,225	$98,775
Average common shares outstanding	55,858,243	56,283,195
Net income per common share - basic	$1.31	$1.75
Diluted
Net income applicable to common stock	$73,225	$98,775
Average common shares outstanding	55,858,243	56,283,195
Effect of dilutive stock-based compensation	272,519	295,385
Average common shares outstanding - diluted	56,130,762	56,578,580
Net income per common share - diluted	$1.30	$1.75

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	June 30,
	2022	2021
Number of shares	213,953	19,929

	Six Months Ended
	June 30,
	2022	2021
Number of shares	214,203	19,929

Note 15 – Regulatory Matters

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	June 30, 2022		December 31, 2021
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,455,752	9.16%	$1,422,077	9.15%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,347,681	10.74%	1,314,295	11.18%
Tier 1 Capital to Risk-Weighted Assets	1,455,752	11.60%	1,422,077	12.10%
Total Capital to Risk-Weighted Assets	1,925,190	15.34%	1,897,167	16.14%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,609,983	10.13%	$1,580,904	10.18%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,609,983	12.81%	1,580,904	13.46%
Tier 1 Capital to Risk-Weighted Assets	1,609,983	12.81%	1,580,904	13.46%
Total Capital to Risk-Weighted Assets	1,743,970	13.87%	1,697,163	14.44%

Common equity Tier 1 capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. The required capital conservation buffer is 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. As shown in the table above, as of June 30, 2022, the Company’s CET1 capital was in excess of the capital conservation buffer.

The Company elected to take advantage of transitional relief offered by the Federal Reserve and the FDIC to delay for two years the estimated impact of ASC Topic 326, “Financial Instruments - Credit Losses” (“ASC 326”), often referred to as CECL, on regulatory capital, followed by a three-year transitional period to phase out the capital benefit provided by the two-year delay. The three-year transitional period began on January 1, 2022.

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
The following tables provide financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended June 30, 2022
Net interest income (loss)	$117,580	$95	$529	$(4,689)	$113,515
Provision for credit losses	2,000	—	—	—	2,000
Noninterest income (loss)	28,729	2,611	6,315	(441)	37,214
Noninterest expense	91,249	2,005	4,591	349	98,194
Income (loss) before income taxes	53,060	701	2,253	(5,479)	50,535
Income tax expense (benefit)	12,093	185	—	(1,421)	10,857
Net income (loss)	$40,967	$516	$2,253	$(4,058)	$39,678

Total assets	$16,520,685	$34,264	$65,709	$(2,557)	$16,618,101
Goodwill	$943,524	$2,767	—	—	$946,291

Three months ended June 30, 2021
Net interest income (loss)	$112,780	$111	$396	$(3,708)	$109,579
Provision for credit losses	—	—	—	—	—
Noninterest income (loss)	40,149	2,475	5,430	(444)	47,610
Noninterest expense	102,426	1,987	4,047	317	108,777
Income (loss) before income taxes	50,503	599	1,779	(4,469)	48,412
Income tax expense (benefit)	8,547	153	—	(1,155)	7,545
Net income (loss)	$41,956	$446	$1,779	$(3,314)	$40,867

Total assets	$15,910,027	$31,978	$63,656	$16,725	$16,022,386
Goodwill	$936,916	$2,767	—	—	$939,683

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Six months ended June 30, 2022
Net interest income (loss)	$221,512	$188	$1,019	$(9,575)	$213,144
Provision for credit losses	3,500	—	—	—	3,500
Noninterest income (loss)	57,035	5,708	12,820	(891)	74,672
Noninterest expense	178,120	4,121	9,346	712	192,299
Income (loss) before income taxes	96,927	1,775	4,493	(11,178)	92,017
Income tax expense (benefit)	21,224	466	—	(2,898)	18,792
Net income (loss)	$75,703	$1,309	$4,493	$(8,280)	$73,225

Total assets	$16,520,685	$34,264	$65,709	$(2,557)	$16,618,101
Goodwill	$943,524	$2,767	$—	$—	$946,291

Six months ended June 30, 2021
Net interest income (loss)	$225,728	$218	$780	$(7,499)	$219,227
Provision for credit losses	—	—	—	—	—
Noninterest income (loss)	113,219	5,723	10,601	(896)	128,647
Noninterest expense	212,012	3,910	8,148	642	224,712
Income (loss) before income taxes	126,935	2,031	3,233	(9,037)	123,162
Income tax expense (benefit)	26,203	520	—	(2,336)	24,387
Net income (loss)	$100,732	$1,511	$3,233	$(6,701)	$98,775

Total assets	$15,910,027	$31,978	$63,656	$16,725	$16,022,386
Goodwill	$936,916	$2,767	$—	$—	$939,683

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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at June 30, 2022 compared to December 31, 2021.
Assets
Total assets were $16,618,101 at June 30, 2022 compared to $16,810,311 at December 31, 2021. Renasant Bank (“Renasant Bank” or the “Bank”) acquired Southeastern Commercial Finance, LLC, an asset-based lending company headquartered in Birmingham, Alabama, effective March 1, 2022, which added $43,946 in total assets, including $28,110 in loans, on the date of acquisition.
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

	June 30, 2022		December 31, 2021
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
U.S. Treasury securities	$—	—%	$3,010	0.11%
Obligations of other U.S. Government agencies and corporations	144,482	4.79	—	—
Obligations of states and political subdivisions	443,407	14.70	426,751	15.23
Mortgage-backed securities	2,290,329	75.91	2,313,167	82.54
Other debt securities	138,918	4.60	59,513	2.12
	$3,017,136	100.00%	$2,802,441	100.00%
Allowance for credit losses - held to maturity securities	(32)		(32)
Securities, net of allowance for credit losses	$3,017,104		$2,802,409
During the six months ended June 30, 2022, we deployed a portion of our excess liquidity into the securities portfolio and purchased $701,555 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised approximately 60% of these purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Obligations of other U.S. Government agencies and corporations comprised approximately 21% of purchases made during the first six months of 2022. Obligations of state and political subdivisions comprised approximately 6% of purchases made during the first six months of 2022. Other debt securities in our investment portfolio, consisting of corporate debt securities, issuances from the Small Business Administration (“SBA”) and subordinated debt issuances, comprised the remaining approximately 13% of purchases made during the first six months of 2022.
Rising interest rates in the first half of 2022 had a negative impact on the value of our securities portfolio resulting in a fair market value adjustment of our available for sale securities of $211,161, which contributed to our accumulated other comprehensive loss.
Proceeds from maturities, calls and principal payments on securities during the first six months of 2022 totaled $266,656. The Company did not sell any securities during the first six months of 2022. Proceeds from the maturities, calls and principal payments on securities during the first six months of 2021 totaled $195,114. The Company sold municipal securities, residential mortgage backed securities and trust preferred securities with a carrying value of $154,034 at the time of sale for net proceeds of $155,391, resulting in a net gain on sale of $1,357 during the first six months of 2021.
For more information about the Company’s security portfolio, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans Held for Sale
Loans held for sale, which consist of residential mortgage loans being held until they are sold in the secondary market, were $196,598 at June 30, 2022, as compared to $453,533 at December 31, 2021. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Loans

Total loans, excluding loans held for sale, were $10,603,744 at June 30, 2022 and $10,020,914 at December 31, 2021. Non purchased loans totaled $9,692,116 at June 30, 2022 compared to $9,011,011 at December 31, 2021. Loans purchased in previous acquisitions totaled $911,628 and $1,009,903 at June 30, 2022 and December 31, 2021, respectively.
The tables below set forth the balance of loans outstanding, net of unearned income and excluding loans held for sale, by loan type and the percentage of each loan type to total loans as of the dates presented:

	June 30, 2022
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural (1)	$1,405,642	$91,630	$1,497,272	14.12%
Lease financing, net of unearned income	101,350	—	101,350	0.96
Real estate – construction:
Residential	319,287	1,254	320,541	3.02
Commercial	801,830	3,992	805,822	7.60
Total real estate – construction	1,121,117	5,246	1,126,363	10.62
Real estate – 1-4 family mortgage:
Primary	1,976,535	108,543	2,085,078	19.66
Home equity	443,045	45,003	488,048	4.60
Rental/investment	279,621	17,915	297,536	2.81
Land development	150,474	8,947	159,421	1.50
Total real estate – 1-4 family mortgage	2,849,675	180,408	3,030,083	28.57
Real estate – commercial mortgage:
Owner-occupied	1,323,106	210,086	1,533,192	14.46
Non-owner occupied	2,674,678	382,848	3,057,526	28.83
Land development	112,887	13,908	126,795	1.20
Total real estate – commercial mortgage	4,110,671	606,842	4,717,513	44.49
Installment loans to individuals	103,661	27,502	131,163	1.24
Total loans, net of unearned income	$9,692,116	$911,628	$10,603,744	100.00%
(1)Includes Paycheck Protection Program (“PPP”) loans of $7,388 as of June 30, 2022.

	December 31, 2021
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural (1)	$1,332,962	$90,308	$1,423,270	14.20%
Lease financing, net of unearned income	76,125	—	76,125	0.76
Real estate – construction:
Residential	300,988	1,287	302,275	3.02
Commercial	798,914	3,707	802,621	8.01
Total real estate – construction	1,099,902	4,994	1,104,896	11.03
Real estate – 1-4 family mortgage:
Primary	1,682,050	134,070	1,816,120	18.12
Home equity	423,108	51,496	474,604	4.74
Rental/investment	268,245	20,229	288,474	2.88
Land development	135,070	9,978	145,048	1.45
Total real estate – 1-4 family mortgage	2,508,473	215,773	2,724,246	27.19
Real estate – commercial mortgage:
Owner-occupied	1,329,219	234,132	1,563,351	15.60
Non-owner occupied	2,446,370	410,577	2,856,947	28.51
Land development	110,395	18,344	128,739	1.28
Total real estate – commercial mortgage	3,885,984	663,053	4,549,037	45.39
Installment loans to individuals	107,565	35,775	143,340	1.43
Total loans, net of unearned income	$9,011,011	$1,009,903	$10,020,914	100.00%

(1)Includes PPP loans of $58,391 as of December 31, 2021.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2022, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $13,763,929 and $13,905,724 at June 30, 2022 and December 31, 2021, respectively. Noninterest-bearing deposits were $4,741,397 and $4,718,124 at June 30, 2022 and December 31, 2021, respectively, while interest-bearing deposits were $9,022,532 and $9,187,600 at June 30, 2022 and December 31, 2021, respectively.
Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding time deposits greater than $250,000). Noninterest bearing deposits represented 34.45% of total deposits at June 30, 2022, as compared to 33.93% of total deposits at December 31, 2021. Under certain circumstances, management may elect to acquire non-core deposits (in the form of time deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits were $1,805,729 and $1,787,414 at June 30, 2022 and December 31, 2021, respectively, and represented 13.12% and 12.85% of total deposits as of June 30, 2022 and December 31, 2021, respectively.

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

	June 30, 2022	December 31, 2021
Security repurchase agreements	$12,642	$13,947
Short-term borrowings from the FHLB	100,000	—
	$112,642	$13,947
The Company has hedged the interest rate risk associated with the short-term borrowings from the FHLB using an interest rate swap, which became effective in March 2022, in which the Company pays a fixed rate of interest. The effect of this interest rate hedge was to significantly reduce the cost to the Company of borrowing from the FHLB, and so the Company elected to take advantage of the availability of this low-cost funding in the first quarter of 2022.
Long-term debt typically consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The following table presents our long-term debt by type as of the dates presented:

	June 30, 2022	December 31, 2021
Long-term FHLB advances	$—	$417
Junior subordinated debentures	111,662	111,373
Subordinated notes	319,891	359,419
	$431,553	$471,209
Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. The Company had $4,037,666 of availability on unused lines of credit with the FHLB at June 30, 2022, as compared to $4,214,274 at December 31, 2021.
The Company has issued subordinated notes, the proceeds of which have been used for general corporate purposes, including providing capital to support the Company’s growth organically or through strategic acquisitions, repaying indebtedness and financing investments and capital expenditures, and for investments in Renasant Bank as regulatory capital. The subordinated notes qualify as Tier 2 capital under current regulatory guidelines.
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

Results of Operations
Net Income
Net income for the second quarter of 2022 was $39,678 compared to net income of $40,867 for the second quarter of 2021. Basic and diluted earnings per share (“EPS”) for the second quarter of 2022 were $0.71 as compared to basic and diluted EPS of $0.73 and $0.72, respectively, for the second quarter of 2021. Net income for the six months ended June 30, 2022, was $73,225 compared to net income of $98,775 for the same period in 2021. Basic and diluted EPS were $1.31 and $1.30, respectively, for the first six months of 2022 as compared to $1.75 for the first six months of 2021.
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

	Three Months Ended
	June 30, 2022			June 30, 2021
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Restructuring charges	$1,187	$932	$0.01	$15	$12	$—
COVID-19 related expenses	—	—	—	370	289	0.01

	Six Months Ended
	June 30, 2022			June 30, 2021
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$687	$547	$0.01	$—	$—	$—
MSR valuation adjustment	—	—	—	(13,561)	(10,549)	(0.19)
Restructuring charges	732	583	0.01	307	239	—
COVID-19 related expenses	—	—	—	1,154	898	0.02
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 75.60% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the second quarter of 2022. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $113,515 and $213,144 for the three and six months ended June 30, 2022, as compared to $109,579 and $219,227 for the same periods in 2021. On a tax equivalent basis, net interest income was $115,321 and $216,704 for the three and six months ended June 30, 2022, as compared to $111,205 and $222,469 same periods in 2021.
The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category on a tax-equivalent basis for the periods presented:

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$10,477,036	$107,612	4.12%	$10,478,121	$110,785	4.24%
Loans held for sale	227,435	2,586	4.55	461,752	3,604	3.12
Securities:
Taxable	2,684,624	10,355	1.54	1,503,605	5,549	1.48
Tax-exempt(1)	451,878	2,719	2.41	317,824	2,333	2.94
Interest-bearing balances with banks	1,004,226	1,954	0.78	1,227,962	346	0.11
Total interest-earning assets	14,845,199	125,226	3.38	13,989,264	122,617	3.51
Cash and due from banks	206,882			195,982
Intangible assets	968,441			967,430
Other assets	610,768			678,342
Total assets	$16,631,290			$15,831,018
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$6,571,905	$3,598	0.22%	$6,109,956	$4,069	0.27%
Savings deposits	1,137,607	147	0.05	969,982	185	0.08
Time deposits	1,303,735	1,273	0.39	1,564,448	3,415	0.88
Total interest-bearing deposits	9,013,247	5,018	0.22	8,644,386	7,669	0.36
Borrowed funds	543,728	4,887	3.60	483,081	3,743	3.11
Total interest-bearing liabilities	9,556,975	9,905	0.42	9,127,467	11,412	0.50
Noninterest-bearing deposits	4,714,161			4,271,464
Other liabilities	182,617			218,344
Shareholders’ equity	2,177,537			2,213,743
Total liabilities and shareholders’ equity	$16,631,290			$15,831,018
Net interest income/net interest margin		$115,321	3.11%		$111,205	3.19%
(1)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which the Company operates.
(2)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$10,293,949	$204,613	4.00%	$10,640,556	$223,856	4.24%
Loans held for sale	278,722	5,449	3.91	434,075	6,604	3.05
Securities:
Taxable	2,592,645	19,137	1.48	1,284,692	10,389	1.62
Tax-exempt(1)	445,154	5,354	2.41	312,084	4,617	2.96
Interest-bearing balances with banks	1,233,241	2,618	0.43	1,002,564	529	0.11
Total interest-earning assets	14,843,711	237,171	3.21	13,673,971	245,995	3.62
Cash and due from banks	206,559			200,906
Intangible assets	966,956			968,215
Other assets	647,254			674,262
Total assets	$16,664,480			$15,517,354
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$6,603,986	$7,245	0.22%	$6,008,093	$8,002	0.27%
Savings deposits	1,117,724	286	0.05	926,370	354	0.08
Time deposits	1,339,022	3,124	0.47	1,610,113	7,593	0.95
Total interest-bearing deposits	9,060,732	10,655	0.24	8,544,576	15,949	0.38
Borrowed funds	514,940	9,812	3.82	483,494	7,577	3.16
Total interest-bearing liabilities	9,575,672	20,467	0.43	9,028,070	23,526	0.53
Noninterest-bearing deposits	4,683,446			4,066,943
Other liabilities	191,938			229,257
Shareholders’ equity	2,213,424			2,193,084
Total liabilities and shareholders’ equity	$16,664,480			$15,517,354
Net interest income/net interest margin		$216,704	2.94%		$222,469	3.28%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. As discussed in more detail below, the decline in loan yields due to the low interest rate environment during the past year as well as changes in the mix of earning assets over the past year due to increased liquidity on the balance sheet were the largest contributing factors to the decrease in net interest margin and net interest income for the six months ended June 30, 2022, as compared to the same period in 2021. The Company has continued to focus on lowering the cost of funding through growing noninterest-bearing deposits and aggressively lowering interest rates on interest-bearing deposits. During the first half of 2022, the Company also increased its purchases of investment securities in order to mitigate the pressure on net interest margin.
The following tables set forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three and six months ended June 30, 2022, as compared to the same periods in 2021 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute value of amounts calculated):

	Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
	Volume	Rate	Net
Interest income:
Loans held for investment	$(12)	$(3,161)	$(3,173)
Loans held for sale	(2,264)	1,246	(1,018)
Securities:
Taxable	4,560	246	4,806
Tax-exempt	858	(472)	386
Interest-bearing balances with banks	(74)	1,682	1,608
Total interest-earning assets	3,068	(459)	2,609
Interest expense:
Interest-bearing demand deposits	291	(762)	(471)
Savings deposits	28	(66)	(38)
Time deposits	(496)	(1,646)	(2,142)
Borrowed funds	507	637	1,144
Total interest-bearing liabilities	330	(1,837)	(1,507)
Change in net interest income	$2,738	$1,378	$4,116

	Six months ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
	Volume	Rate	Net
Interest income:
Loans held for investment	$(7,054)	$(12,189)	$(19,243)
Loans held for sale	(2,721)	1,566	(1,155)
Securities:
Taxable	9,713	(965)	8,748
Tax-exempt	1,703	(966)	737
Interest-bearing balances with banks	147	1,941	2,088
Total interest-earning assets	1,788	(10,613)	(8,825)
Interest expense:
Interest-bearing demand deposits	743	(1,500)	(757)
Savings deposits	64	(132)	(68)
Time deposits	(1,116)	(3,353)	(4,469)
Borrowed funds	518	1,716	2,234
Total interest-bearing liabilities	209	(3,269)	(3,060)
Change in net interest income	$1,579	$(7,344)	$(5,765)
Interest income, on a tax equivalent basis, was $125,226 and $237,171, respectively, for the three and six months ended June 30, 2022, as compared to $122,617 and $245,995, for the same periods in 2021. The decrease in interest income, on a tax equivalent basis, for the first half of 2022 as compared to the first half of 2021 is due primarily to the Federal Reserve maintaining low interest rates from March 2020 until the first rate increase in March 2022 and changes in the mix of earning assets during the year due to increased liquidity on the balance sheet. The increase in interest income, on a tax equivalent basis, for the second quarter of 2022 as compared to the second quarter of 2021 is due primarily to continued loan growth as well as the additional interest rate increases by the Federal Reserve since March 2022.
The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Loans held for investment, excl. PPP	70.52%	70.41%	4.12%	4.10%
Paycheck Protection Program	0.05	4.49	3.76	6.46
Loans held for sale	1.53	3.30	4.55	3.12
Securities	21.13	13.02	1.67	1.73
Other	6.77	8.78	0.78	0.11
Total earning assets	100.00%	100.00%	3.38%	3.51%

	Percentage of Total Average Earning Assets		Yield
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Loans held for investment excl. PPP	69.19%	71.91%	4.00%	4.16%
Paycheck Protection Program	0.16	5.90	5.92	5.20
Loans held for sale	1.88	3.17	3.91	3.05
Securities	20.47	11.68	1.61	1.88
Interest-bearing balances with banks	8.30	7.34	0.43	0.11
Total earning assets	100.00%	100.00%	3.21%	3.62%

For the second quarter of 2022, interest income on loans held for investment, on a tax equivalent basis, decreased $3,173 to $107,612 from $110,785 for the same period in 2021. For the six months ended June 30, 2022, interest income on loans held for investment, on a tax equivalent basis, decreased $19,243 to $204,613 from $223,856 in the same period in 2021. Although the Federal Reserve began to raise interest rates in March 2022, these rate increases did not impact the Company's loan pricing soon enough to offset the effects of the Federal Reserve maintaining low interest rates since March 2020, thereby resulting in the decrease in interest income on loans held for investment for the quarterly and year-to-date periods in 2022 as compared to the corresponding periods in 2021. Interest income attributable to PPP loans included in loan interest income for the three months ended June 30, 2022, was $74, which consisted of $19 in interest income and $55 in accretion of net origination fees, as compared to $10,120 for the three months ended June 30, 2021, which consisted of $1,524 in interest income and $8,596 in accretion of net origination fees. Interest income attributable to PPP loans included in loan interest income for the six months ended June 30, 2022, was $693, which consisted of $113 in interest income and $580 in accretion of net origination fees, as compared to $20,807 for the six months ended June 30, 2021, which consisted of $3,916 in interest income and $16,891 in accretion of net origination fees. The PPP origination fees, net of agent fees paid and other origination costs, are being accreted into interest income over the life of the loan. If a PPP loan is forgiven in whole or in part, as provided under the CARES Act, the Company will recognize the non-accreted portion of the net origination fee attributable to the forgiven portion of such loan as of the date of the final forgiveness determination. PPP loans did not impact margin or loan yield during the three or six months ended June 30, 2022. PPP loans increased margin and loan yield by 15 basis points and 14 basis points, respectively, in the second quarter of 2021, and 12 basis points and eight basis points, respectively, in the first half of 2021.
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans held for investment, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net interest income collected on problem loans	$2,276	$1,339	$2,710	$3,519
Accretable yield recognized on purchased loans(1)	2,021	2,638	3,256	5,726
Total impact to interest income on loans	$4,297	$3,977	$5,966	$9,245

Impact to loan yield	0.16%	0.15%	0.12%	0.18%

Impact to net interest margin	0.12%	0.11%	0.08%	0.14%
(1)Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $1,183 and $1,224, for the second quarter of 2022 and 2021, respectively. The impact was $1,556 and $2,496 for the six months ended June 30, 2022 and 2021, respectively. This additional interest income increased total loan yield by five basis points for both the second quarter of 2022 and 2021, while increasing net interest margin by three and four basis points for the same respective periods. For the six months ended June 30, 2022 and 2021, the additional interest income increased total loan yields by three basis points and five basis points, respectively, while increasing net interest margin by two basis points and four basis points, respectively.
For the second quarter of 2022, interest income on loans held for sale (consisting of mortgage loans held for sale) decreased $1,018 to $2,586 from $3,604 for the same period in 2021. For the six months ended June 30, 2022, interest income on loans held for sale (consisting of mortgage loans held for sale), decreased $1,155 to $5,449 from $6,604 for the same period in 2021.
Investment income, on a tax equivalent basis, increased $5,192 to $13,074 for the second quarter of 2022 from $7,882 for the second quarter of 2021. Investment income, on a tax equivalent basis, increased $9,485 to $24,491 for the six months ended June 30, 2022 from $15,006 for the same period in 2021. The tax equivalent yield on the investment portfolio for the second quarter of 2022 was 1.67%, down 6 basis points from 1.73% for the same period in 2021. The tax equivalent yield on the investment portfolio for the six months ended June 30, 2022 was 1.61%, down 27 basis points from 1.88% in the same period in 2021. The decrease in taxable equivalent yield on securities was a result of the low interest rate environment over the period. The growth in the Company’s investment securities portfolio during the year offset the loss of investment income due to lower yield on securities.
Interest expense was $9,905 for the second quarter of 2022 as compared to $11,412 for the same period in 2021. Interest expense for the six months ended June 30, 2022 was $20,467 as compared to $23,526 for the same period in 2021.
The following tables present, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Noninterest-bearing demand	33.03%	31.88%	—%	—%
Interest-bearing demand	46.05	45.59	0.22	0.27
Savings	7.97	7.24	0.05	0.08
Time deposits	9.14	11.68	0.39	0.88
Short term borrowings	0.78	0.10	0.69	0.31
Long-term Federal Home Loan Bank advances	—	1.13	1.88	0.04
Subordinated notes	2.25	1.54	4.36	4.96
Other borrowed funds	0.78	0.84	4.33	4.21
Total deposits and borrowed funds	100.00%	100.00%	0.28%	0.34%

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Noninterest-bearing demand	32.85%	31.06%	—%	—%
Interest-bearing demand	46.31	45.88	0.22	0.27
Savings	7.84	7.07	0.05	0.08
Time deposits	9.39	12.30	0.47	0.95
Short-term borrowings	0.49	0.10	0.65	0.31
Long-term Federal Home Loan Bank advances	—	1.16	1.87	0.04
Subordinated notes	2.34	1.58	4.31	5.06
Other long term borrowings	0.78	0.85	4.37	4.22
Total deposits and borrowed funds	100.00%	100.00%	0.29%	0.36%

Interest expense on deposits was $5,018 and $7,669 for the three months ended June 30, 2022 and 2021, respectively. The cost of total deposits was 0.15% and 0.24% for the same respective periods. Interest expense on deposits was $10,655 and $15,949 for the six months ended June 30, 2022 and 2021, respectively, and the cost of total deposits was 0.16% and 0.26% for the same respective periods. The decrease in both deposit expense and cost is attributable to the Company’s efforts to reduce deposit rates as they repriced in a low interest rate environment. The Company expects that the rising rate environment will limit its ability to achieve further reductions in deposit interest rates in future periods and in fact may result in increased deposit costs. During 2022, the Company has continued its efforts to grow and maintain non-interest bearing deposits, and such deposits represent 34.45% of total deposits at June 30, 2022 compared to 33.93% of total deposits at December 31, 2021. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on wholesale borrowings when rates are advantageous.
Interest expense on total borrowings was $4,887 and $3,743 for the three months ended June 30, 2022 and 2021, respectively. Interest expense on total borrowings was $9,812 and $7,577 for the six months ended June 30, 2022 and 2021, respectively. The increase in interest expense is a result of higher average borrowings, primarily due to the Company's issuance of $200,000 of subordinated notes in November 2021 and $100,000 in short-term advances from the FHLB in March 2022.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended June 30,		Six Months Ended June 30,
2022	2021	2022	2021
0.90%	1.21%	0.90%	1.67%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify revenue sources. Noninterest income was $37,214 for the second quarter of 2022 as compared to $47,610 for the same period in 2021. Noninterest income was $74,672 for the six months ended June 30, 2022 as compared to $128,647 for the same period in 2021. This decrease is primarily due to the reduction in mortgage banking income during the first half of 2022 (discussed in more detail below) as compared to record production during the first half of 2021.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees (which encompasses traditional overdraft fees as well as non-sufficient funds fees). Service charges on deposit accounts were $9,734 and $9,458 for the second quarter of 2022 and 2021, respectively, and $19,296 and $17,481 for the six months ended June 30, 2022 and 2021, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,249 for the three months ended June 30, 2022, as compared to $4,998 for the same period in 2021. These fees were $10,428 for the six months ended June 30, 2022 compared to $8,954 for the same period in 2021. The Company recently announced its plans to eliminate consumer non-sufficient funds fees as well as transfer fees to linked customer accounts. These changes will take effect January 1, 2023. The fees to be eliminated totaled approximately $1,300 and $2,600 for the three and six months ended June 30, 2022, respectively.
Fees and commissions were $4,668 during the second quarter of 2022 as compared to $4,110 for the same period in 2021, and were $8,650 for the first six months of 2022 as compared to $8,010 for the same period in 2021. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. For the second quarter of 2022, interchange fees were $2,646 as compared to $2,823 for the same period in 2021. Interchange fees were $5,078 for the six months ended June 30, 2022 as compared to $5,215 for the same period in 2021.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $2,591 and $2,422 for the three months ended June 30, 2022 and 2021, respectively, and was $5,145 and $4,659 for the six months ended June 30, 2022 and 2021, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the number of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $15 and $47 for the three months ended June 30, 2022 and 2021, respectively, and $549 and $1,053 for the six months ended June 30, 2022 and 2021, respectively.
Our Wealth Management segment has two primary divisions: Trust and Financial Services. The Trust division operates on a custodial basis, which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $5,711 for the second quarter of 2022 compared to $5,019 for the same period in 2021, and was $11,635 for the six months ended June 30, 2022 compared to $9,811 for the same period in 2021. The market value of assets under management or administration was $5,084,867 and $4,560,891 at June 30, 2022 and June 30, 2021, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $481,568 in the second quarter of 2022 compared to $1,079,474 for the same period in 2021. Mortgage loan originations totaled $1,076,613 in the six months ended June 30, 2022 compared to $2,222,822 for the same period in 2021. During the first half of 2022 mortgage loan originations continued to normalize and trend toward pre-pandemic levels while margins on the sale of loans in the secondary market compressed as interest rates rose and housing inventories remained below demand. Mortgage banking income was $8,316 and $20,853 for the three months ended June 30, 2022 and 2021, respectively, and was $17,949 for the first six months ended June 30, 2022 compared to $71,586 for the same period in 2021. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gain on sales of loans, net (1)	$3,490	$17,581	$9,537	$51,482
Fees, net	3,064	4,519	6,117	9,421
Mortgage servicing gain (loss), net	1,762	(1,247)	2,295	(2,878)
MSR valuation adjustment	—	—	—	13,561
Mortgage banking income, net	$8,316	$20,853	$17,949	$71,586
(1) Gain on sales of loans, net includes pipeline fair value adjustments
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and proceeds received upon the death of covered individuals. BOLI income was $2,331 for the three months ended June 30, 2022 as compared to $1,644 for the same period in 2021, and $4,484 for the six months ended June 30, 2022 as compared to $3,716 for the same period in 2021. The Company purchased an additional $80,000 in BOLI policies during the first quarter of 2022.
Other noninterest income was $3,863 and $4,104 for the three months ended June 30, 2022 and 2021, respectively, and was $7,513 and $12,027 for the six months ended June 30, 2022 and 2021, respectively. Other noninterest income includes income from our SBA banking division and other miscellaneous income and can fluctuate based on production in our SBA banking division and recognition of other seasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended June 30,		Six Months Ended June 30,
2022	2021	2022	2021
2.37%	2.76%	2.33%	2.92%
Noninterest expense was $98,194 and $108,777 for the second quarter of 2022 and 2021, respectively, and was $192,299 and $224,712 for the six months ended June 30, 2022 and 2021, respectively.
Salaries and employee benefits decreased $4,713 to $65,580 for the second quarter of 2022 as compared to $70,293 for the same period in 2021. Salaries and employee benefits decreased $21,170 to $127,819 for the six months ended June 30, 2022 as compared to $148,989 for the same period in 2021. The decrease in salaries and employee benefits is primarily due to a decrease in mortgage commissions and incentives, driven by the decrease in mortgage production described above.
Data processing costs decreased to $3,590 in the second quarter of 2022 from $5,652 for the same period in 2021 and were $7,853 for the six months ended June 30, 2022 as compared to $11,103 for the same period in 2021. The decline in the first half of 2022 as compared to the same period in 2021 is primarily due to the Company's renegotiation of certain vendor contracts. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense for the second quarter of 2022 was $11,155, down from $11,374 for the same period in 2021. These expenses for the first six months of 2022 were $22,431, down from $23,912 for the same period in 2021. The decrease in occupancy and equipment expense is primarily attributable to the restructuring and non-renewal or termination of certain branch leases.
For the second quarter of 2022 the Company experienced a net gain of $187 in other real estate expense as compared to expenses of $104 for the same period in 2021. The net gain was $428 for the first six months of 2022 as compared to expenses of $145 for the same period in 2021. Expenses on other real estate owned included write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $51 and $117 for the first six months of 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, other real estate owned with a cost basis of $967 and $3,328, respectively, was sold, resulting in a net gain of $557 and $50, respectively.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulations. Professional fees were $2,778 for the second quarter of 2022 as compared to $2,674 for the same period in 2021, and $5,929 for the six months ended June 30, 2022 as compared to $5,595 for the same period in 2021.
Advertising and public relations expense was $3,406 for the second quarter of 2022 as compared to $3,100 for the same period in 2021, and $7,465 for the six months ended June 30, 2022 as compared to $6,352 for the same period in 2021. The Company contributed during the six months ended June 30, 2022 approximately $1,350 to charitable organizations throughout Mississippi, Georgia and Alabama, which contributions are included in our advertising and public relations expense, for which it received a dollar for dollar tax credit.
Amortization of intangible assets totaled $1,310 and $1,539 for the second quarter of 2022 and 2021, respectively, and $2,676 and $3,137 for the six months ended June 30, 2022 and 2021, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 1 year to 7 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $1,904 for the second quarter of 2022 as compared to $2,291 for the same period in 2021. Communication expenses were $3,931 for the six months ended June 30, 2022 as compared to $4,583 for the same period in 2021.
Other noninterest expense includes the provision for unfunded commitments, business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $7,471 and $13,204 for the three and six months ended June 30, 2022 as compared to $11,735 and $20,589 for the same periods in 2021. There was a provision for unfunded commitments of $450 for the second quarter of 2022 and a recovery of provision for unfunded commitments of $100 for the six months ended June 30, 2022. There was no provision for unfunded commitments recorded for the same periods in 2021.
Efficiency Ratio

	Efficiency Ratio
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Efficiency ratio (GAAP)	64.37%	68.49%	66.00%	64.00%
Adjusted efficiency ratio (Non-GAAP)(1)	62.44%	67.28%	64.63%	65.47%
(1)A reconciliation of this financial measure from GAAP to non-GAAP can be found under the “Non-GAAP Financial Measures” heading at the end of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The efficiency ratio is a measure of productivity in the banking industry. (This ratio is a measure of our ability to turn expenses into revenue. That is, the ratio is designed to reflect the percentage of one dollar that we must expend to generate a dollar of revenue.) The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The table above shows the impact on the efficiency ratio of items that (1) the Company does not consider to be part of its core operating activities, such as amortization of intangibles, or (2) the Company incurred in connection with certain transactions where management is unable to accurately predict the timing of when these items will be incurred or, when incurred, the amount of such items, such as, for the second quarter of 2022, restructuring benefits and a recovery of a portion of the reserve for unfunded commitments. We remain committed to aggressively managing our costs within the framework of our business model. Our goal is to improve the efficiency ratio over time from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.
Income Taxes
Income tax expense for the second quarter of 2022 and 2021 was $10,857 and $7,545, respectively, and $18,792 and $24,387 for the six months ended June 30, 2022 and 2021, respectively. The Company recognized tax credits of approximately $1,350 in the first half of 2022 as mentioned above in the advertising and public relations discussion as compared to the one-time state tax credit of $3,460 that reduced income taxes for the first half of 2021.

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
The Company’s practice is to charge off estimated losses as soon as management believes the uncollectability of a loan balance is confirmed and such losses are reasonably quantified. Net charge-offs for the first six months of 2022 were $3,188, or 0.06% of average loans (annualized), compared to net charge-offs of $3,790, or 0.07% of average loans (annualized), for the same period in 2021. The charge-offs were fully reserved for in the Company’s allowance for credit losses on loans. Subsequent recoveries, if any, are credited to the allowance for credit losses on loans.
Allowance for Credit Losses on Loans; Provision for Credit Losses on Loans. The allowance for credit losses is available to absorb credit losses inherent in the loans held for investment portfolio. Management evaluates the adequacy of the allowance on a quarterly basis.
The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including loans evaluated on a collective (pooled) basis and those evaluated on an individual basis as set forth in ASC 326. The credit loss estimation process involves procedures to appropriately consider the unique characteristics of the Company’s loan portfolio segments. Credit quality is assessed and monitored by evaluating various attributes, and the results of those evaluations are utilized in underwriting new loans and in the Company’s process for the estimation of expected credit losses. Credit quality monitoring procedures and indicators can include an assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories, and other factors, including our risk rating system, regulatory guidance and economic conditions, such as the unemployment rate and change in GDP in the national and local economies as well as trends in the market values of underlying collateral securing loans, all as determined based on input from management, loan review staff and other sources. This evaluation is complex and inherently subjective, as it requires estimates by management that are inherently uncertain and therefore susceptible to significant revision as more information becomes available. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and provision for credit loss in those future periods.
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

•The allowance for credit losses for loans that share similar risk characteristics with other loans is calculated on a collective (or pooled) basis, where such loans are segregated into loan portfolio segments. In determining the allowance for credit losses on loans evaluated on a collective basis, the Company further categorizes the loan segments based on risk rating. The Company uses two CECL models: (1) for the Real Estate - 1-4 Family Mortgage, Real Estate - Construction and the Installment Loans to Individuals portfolio segments, the Company uses a loss rate model, based on average historical life-of-loan loss rates, and (2) for the Commercial, Real Estate - Commercial Mortgage and Lease Financing portfolio segments, the Company uses a probability of default/loss given default model, which calculates an expected loss percentage for each loan pool by considering (a) the probability of default, based on the migration of loans from performing (using risk ratings) to default using life-of-loan analysis periods, and (b) the historical severity of loss, based on the aggregate net lifetime losses incurred per loan pool.

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

The following table presents the allocation of the allowance for credit losses on loans by loan category and the percentage of loans in each category to total loans as of the dates presented:

	June 30, 2022		December 31, 2021		June 30, 2021
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$30,193	14.12%	$33,922	14.20%	$36,994	16.11%
Lease financing	1,802	0.96%	1,486	0.76%	1,511	0.73%
Real estate – construction	17,290	10.62%	16,419	11.03%	15,729	10.36%
Real estate – 1-4 family mortgage	41,910	28.57%	32,356	27.19%	31,303	26.62%
Real estate – commercial mortgage	64,373	44.49%	68,940	45.39%	74,893	44.63%
Installment loans to individuals	10,563	1.24%	11,048	1.43%	11,924	1.55%
Total	$166,131	100.00%	$164,171	100.00%	$172,354	100.00%

The provision for credit losses on loans charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a provision for credit losses of $2,000 in the second quarter of 2022 and $3,500 in the first half of 2022, as compared to no provision for credit losses recorded in the first half of 2021. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. The provision activity during the current quarter was primarily driven by strong loan growth during the quarter and slight deterioration in the economic forecast during the quarter.
The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Balance at beginning of period	$166,468	$173,106	$164,171	$176,144
Impact of PCD loans acquired during the period	—	—	1,648	—
Charge-offs
Commercial, financial, agricultural	2,239	1,184	4,341	4,682
Lease financing	—	—	7	—
Real estate – construction	—	—	—	52
Real estate – 1-4 family mortgage	161	152	324	253
Real estate – commercial mortgage	708	171	714	232
Installment loans to individuals	850	1,347	1,629	3,005
Total charge-offs	3,958	2,854	7,015	8,224
Recoveries
Commercial, financial, agricultural	431	233	1,567	522
Lease financing	11	14	23	25
Real estate – construction	—	—	—	13
Real estate – 1-4 family mortgage	169	401	347	662
Real estate – commercial mortgage	192	143	347	314
Installment loans to individuals	818	1,311	1,543	2,898
Total recoveries	1,621	2,102	3,827	4,434
Net charge-offs	2,337	752	3,188	3,790
Provision for credit losses on loans	2,000	—	3,500	—
Balance at end of period	$166,131	$172,354	$166,131	$172,354
Net charge-offs (annualized) to average loans	0.09%	0.03%	0.06%	0.07%
Net charge-offs to allowance for credit losses on loans	1.41%	0.44%	1.92%	2.20%
Allowance for credit losses on loans to:
Total loans			1.57%	1.70%
Total loans excluding PPP loans(1)			1.57%	1.74%
Nonperforming loans			373.21%	304.86%
Nonaccrual loans			378.46%	314.57%
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

The table below reflects annualized net charge-offs to daily average loans outstanding, by loan category, during the periods presented:

	Six Months Ended
	June 30, 2022			June 30, 2021
	Net Charge-offs	Average Loans	Annualized Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Annualized Net Charge-offs to Average Loans
Commercial, financial, agricultural	$2,774	$1,457,164	0.38%	$4,160	$2,208,424	0.38%
Lease financing	(16)	89,479	(0.04)	(25)	75,159	(0.07)%
Real estate – construction	—	1,114,992	—	39	946,497	0.01%
Real estate – 1-4 family mortgage	(23)	2,894,206	—	(409)	2,687,224	(0.03)%
Real estate – commercial mortgage	367	4,601,353	0.02	(82)	4,545,471	—%
Installment loans to individuals	86	136,755	0.13	107	177,781	0.12%
Total	$3,188	$10,293,949	0.06%	$3,790	$10,640,556	0.07%

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Real estate – construction:
Residential	$—	$—	$—	$39
Total real estate – construction	—	—	—	39
Real estate – 1-4 family mortgage:
Primary	95	21	157	(58)
Home equity	(70)	29	(48)	(63)
Rental/investment	(19)	(232)	(21)	(199)
Land development	(14)	(67)	(111)	(89)
Total real estate – 1-4 family mortgage	(8)	(249)	(23)	(409)
Real estate – commercial mortgage:
Owner-occupied	675	43	526	(116)
Non-owner occupied	(2)	(15)	(2)	10
Land development	(157)	—	(157)	24
Total real estate – commercial mortgage	516	28	367	(82)
Total net charge-offs of loans secured by real estate	$508	$(221)	$344	$(452)

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

Three Months Ended June 30,	2022	2021
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$19,485	$20,535
Provision for credit losses on unfunded loan commitments (included in other noninterest expense)	450	—
Ending balance	$19,935	$20,535

Six Months Ended June 30,	2022	2021
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,035	$20,535
(Recovery of) provision for credit losses on unfunded loan commitments (included in other noninterest expense)	(100)	—
Ending balance	$19,935	$20,535
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
The following tables provide details of the Company’s non purchased and purchased nonperforming assets as of the dates presented.

	Non Purchased	Purchased	Total
June 30, 2022
Nonaccruing loans	$32,284	$11,613	$43,897
Accruing loans past due 90 days or more	479	138	617
Total nonperforming loans	32,763	11,751	44,514
Other real estate owned	1,332	1,475	2,807
Total nonperforming assets	$34,095	$13,226	$47,321
Nonperforming loans to total loans			0.42%
Nonaccruing loans to total loans			0.41%
Nonperforming assets to total assets			0.28%

December 31, 2021
Nonaccruing loans	$30,751	$18,613	$49,364
Accruing loans past due 90 days or more	1,074	367	1,441
Total nonperforming loans	31,825	18,980	50,805
Other real estate owned	951	1,589	2,540
Total nonperforming assets	$32,776	$20,569	$53,345
Nonperforming loans to total loans			0.51%
Nonaccruing loans to total loans			0.49%
Nonperforming assets to total assets			0.32%

The level of nonperforming loans decreased $6,291 from December 31, 2021 to June 30, 2022, while OREO increased $267 during the same period.
The following table presents nonperforming loans by loan category as of the dates presented:

	June 30, 2022	December 31, 2021	June 30, 2021
Commercial, financial, agricultural	$6,199	$13,131	$15,576
Lease financing	—	11	—
Real estate – 1-4 family mortgage:
Primary	22,440	19,533	15,355
Home equity	2,082	1,719	2,038
Rental/investment	1,034	1,595	854
Land development	598	257	201
Total real estate – 1-4 family mortgage	26,154	23,104	18,448
Real estate – commercial mortgage:
Owner-occupied	5,991	5,039	4,794
Non-owner occupied	5,630	8,535	16,424
Land development	186	470	576
Total real estate – commercial mortgage	11,807	14,044	21,794
Installment loans to individuals	354	515	718
Total nonperforming loans	$44,514	$50,805	$56,536

Total nonperforming loans as a percentage of total loans were 0.42% as of June 30, 2022 as compared to 0.51% and 0.56% as of December 31, 2021 and June 30, 2021, respectively. The Company’s coverage ratio, or its allowance for credit losses on loans as a percentage of nonperforming loans, was 373.21% as of June 30, 2022 as compared to 323.14% as of December 31, 2021 and 304.86% as of June 30, 2021.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at June 30, 2022. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due but still accruing interest were $16,910 at June 30, 2022 as compared to $27,604 at December 31, 2021 and $15,076 at June 30, 2021.
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
As shown below, restructured loans totaled $30,026 at June 30, 2022 as compared to $20,259 at December 31, 2021 and $24,710 at June 30, 2021. At June 30, 2022, loans restructured through interest rate concessions represented 34% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	June 30, 2022	December 31, 2021	June 30, 2021
Commercial, financial, agricultural	$5,588	$967	$6,523
Real estate – 1-4 family mortgage:
Primary	12,057	11,750	10,183
Home equity	170	298	299
Rental/investment	307	350	420
Land development	93	—	—
Total real estate – 1-4 family mortgage	12,627	12,398	10,902
Real estate – commercial mortgage:
Owner-occupied	3,806	5,407	5,633
Non-owner occupied	7,865	1,341	1,575
Land development	73	75	—
Total real estate – commercial mortgage	11,744	6,823	7,208
Installment loans to individuals	67	71	77
Total restructured loans in compliance with modified terms	$30,026	$20,259	$24,710

Changes in the Company’s restructured loans are set forth in the table below:

	2022	2021
Balance at January 1,	$20,259	$20,448
Additional advances or loans with concessions	8,700	9,101
Reclassified as performing restructured loan	5,181	35
Reductions due to:
Reclassified as nonperforming	(1,500)	(2,649)
Paid in full	(2,267)	(1,650)
Charge-offs	—	(205)
Paydowns	(347)	(370)
Balance at June 30,	$30,026	$24,710

The following table shows the principal amounts of nonperforming and restructured loans as of the dates presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	June 30, 2022	December 31, 2021	June 30, 2021
Nonaccruing loans	$43,897	$49,364	$54,791
Accruing loans past due 90 days or more	617	1,441	1,745
Total nonperforming loans	44,514	50,805	56,536
Restructured loans in compliance with modified terms	30,026	20,259	24,710
Total nonperforming and restructured loans	$74,540	$71,064	$81,246

The following table provides details of the Company’s other real estate owned as of the dates presented:

	June 30, 2022	December 31, 2021	June 30, 2021
Residential real estate	$1,251	$259	$261
Commercial real estate	101	761	2,596
Residential land development	261	305	341
Commercial land development	1,194	1,215	1,741
Total other real estate owned	$2,807	$2,540	$4,939

Changes in the Company’s other real estate owned were as follows:

	2022	2021
Balance at January 1,	$2,540	$5,972
Transfers of loans	1,284	2,503
Impairments	(51)	(117)
Dispositions	(967)	(3,328)
Other	1	(91)
Balance at June 30,	$2,807	$4,939

Other real estate owned with a cost basis of $967 was sold during the six months ended June 30, 2022, resulting in a net gain of $557, while other real estate owned with a cost basis of $3,328 was sold during the six months ended June 30, 2021, resulting in a net gain of $50.
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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing July 1, 2022, in each case as compared to the result under rates present in the market on June 30, 2022. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not account for changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	8.39%	24.23%	31.03%
+300	6.74%	18.30%	23.43%
+200	4.99%	12.40%	15.62%
+100	2.96%	6.40%	7.86%
-100	(8.47)%	(11.51)%	(14.65)%

The rate shock results for the net interest income simulations for the next 24 months produce an asset sensitive position at June 30, 2022. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
The scenarios assume instantaneous movements in interest rates in increments of plus 100, 200, 300 and 400 and minus 100 basis points. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions, including asset prepayment speeds, the impact of competitive factors on our pricing of loans and deposits, how responsive our deposit repricing is to the change in market rates and the expected life of non-maturity deposits. These business assumptions are based upon our experience, business plans and published industry experience; however, such assumptions may not necessarily reflect the manner or timing in which cash flows, asset yields and liability costs respond to changes in market rates. Because these assumptions are inherently uncertain, actual results will differ from simulated results.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, collars, caps and/or floors, forward commitments, and interest rate lock commitments, as part of its ongoing efforts to mitigate its interest rate risk exposure. For more information about the Company’s derivatives, see the information under the heading “Loan Commitments and Other Off-Balance Sheet Arrangements” in the Liquidity and Capital Resources section below and Note 10, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.

Liquidity and Capital Resources
Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.
Core deposits, which are deposits excluding time deposits greater than $250,000, are the major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the ALCO.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months, the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 14.76% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types, short-term borrowings and derivative instruments. At June 30, 2022, securities with a carrying value of $719,847 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $629,174 similarly pledged at December 31, 2021.
Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were $100,000 in short-term borrowings from the FHLB at June 30, 2022, as compared to no such borrowings at December 31, 2021. Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2022, there were no outstanding long-term advances with the FHLB as compared to $417 at December 31, 2021. The total amount of the remaining credit available to us from the FHLB at June 30, 2022 was $4,037,666. We also maintain lines of credit with other commercial banks totaling $180,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at June 30, 2022 or December 31, 2021.

Finally, we can access the capital markets to meet liquidity needs, as we did in 2016, 2020 and 2021 in the form of subordinated notes. The Company maintains a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which was effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depositary shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company's banking, insurance and wealth management operations as well as other business opportunities. The carrying value of the subordinated notes, net of unamortized debt issuance costs, was $319,891 at June 30, 2022. We redeemed $30,000 of subordinated notes in the first quarter of 2022.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Noninterest-bearing demand	32.85%	31.06%	—%	—%
Interest-bearing demand	46.31	45.88	0.22	0.27
Savings	7.84	7.07	0.05	0.08
Time deposits	9.39	12.30	0.47	0.95
Short-term borrowings	0.49	0.10	0.65	0.31
Long-term Federal Home Loan Bank advances	—	1.16	1.87	0.04
Subordinated notes	2.34	1.58	4.31	5.06
Other borrowed funds	0.78	0.85	4.37	4.22
Total deposits and borrowed funds	100.00%	100.00%	0.29%	0.36%

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
Cash and cash equivalents were $1,010,468 at June 30, 2022, as compared to $1,605,488 at June 30, 2021. Cash used in investing activities for the six months ended June 30, 2022 was $1,087,213, as compared to cash used in investing activities of $100,321 for the six months ended June 30, 2021. Proceeds from the sale, maturity or call of securities within our investment portfolio were $266,656 for the six months ended June 30, 2022, as compared to $350,505 for the same period in 2021. These proceeds were primarily reinvested into the investment portfolio. Purchases of investment securities were $701,555 for the first six months of 2022, as compared to $1,190,400 for the same period in 2021.
Cash used in financing activities for the six months ended June 30, 2022 was $129,990, as compared to cash provided by financing activities of $1,023,026 for the same period in 2021. Deposits decreased $141,795 and increased $1,056,270 for the six months ended June 30, 2022 and 2021, respectively.
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

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2022, the maximum amount available for transfer from the Bank to the Company in the form of loans was $174,397. The Company maintains a $3,000 line of credit collateralized by cash with the Bank. There were no amounts outstanding under this line of credit at June 30, 2022.
These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the six months ended June 30, 2022, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	June 30, 2022	December 31, 2021
Loan commitments	$3,547,240	$3,104,940
Standby letters of credit	86,628	89,830

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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, collars, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2022, the Company had notional amounts of $197,253 on interest rate contracts with corporate customers and $197,253 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
Additionally, the Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable rate residential mortgage loans and also enters into forward commitments to sell residential mortgage loans to secondary market investors.
The Company also enters into forward interest rate swap contracts on its FHLB borrowings and its junior subordinated debentures that are accounted for as cash flow hedges. Under each of these contracts, the Company pays a fixed rate of interest and receives a variable rate of interest based on the three-month or one-month LIBOR plus a predetermined spread. Additionally, the Company entered into an interest rate collar on forecasted borrowings, which is accounted for as a cash flow hedge. The collar hedging strategy stabilized interest rate fluctuation by setting both a floor and a cap. The Company entered into an interest rate swap contract on its subordinated notes that is accounted for as a fair value hedge. Under this contract, the Company pays a variable rate of interest based on the three-month LIBOR plus a predetermined spread and receives a fixed rate of interest.
For more information about the Company’s derivatives, see Note 10, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $2,116,877 at June 30, 2022 compared to $2,209,853 at December 31, 2021. Book value per share was $37.85 and $39.63 at June 30, 2022 and December 31, 2021, respectively. The decrease in shareholders’ equity was attributable to changes in accumulated other comprehensive income and dividends declared, partially offset by current period earnings.
On October 26, 2021, the Company’s Board of Directors approved a new stock repurchase program, authorizing the Company to repurchase up to $50,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The new repurchase program will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. The Company did not repurchase any of its common stock under the stock repurchase plan in the first six months of 2022.
The Company has junior subordinated debentures with a carrying value of $111,662 at June 30, 2022, of which $108,071 is included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the debentures we include in Tier 1 capital at June 30, 2022. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if as a result of an acquisition of a financial institution we exceed $15,000,000 in assets, or if we make any acquisition of a financial institution after we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.
The Company has subordinated notes with a par value of $340,000 at June 30, 2022, of which $335,451 is included in the Company’s Tier 2 capital.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,347,681	10.74%	$816,007	6.50%	$878,777	7.00%
Tier 1 risk-based capital ratio	1,455,752	11.60%	1,004,317	8.00%	1,067,087	8.50%
Total risk-based capital ratio	1,925,190	15.34%	1,255,396	10.00%	1,318,166	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,455,752	9.16%	794,994	5.00%	635,995	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,609,983	12.81%	$817,188	6.50%	$880,049	7.00%
Tier 1 risk-based capital ratio	1,609,983	12.81%	1,005,770	8.00%	1,068,630	8.50%
Total risk-based capital ratio	1,743,970	13.87%	1,257,212	10.00%	1,320,073	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,609,983	10.13%	794,691	5.00%	635,753	4.00%

December 31, 2021
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,314,295	11.18%	$763,952	6.50%	$822,717	7.00%
Tier 1 risk-based capital ratio	1,422,077	12.10%	940,248	8.00%	999,014	8.50%
Total risk-based capital ratio	1,897,167	16.14%	1,175,610	10.00%	1,234,076	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,422,077	9.15%	777,289	5.00%	621,831	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,580,904	13.46%	$763,713	6.50%	$822,460	7.00%
Tier 1 risk-based capital ratio	1,580,904	13.46%	939,954	8.00%	998,702	8.50%
Total risk-based capital ratio	1,697,163	14.44%	1,174,943	10.00%	1,233,690	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,580,904	10.18%	776,700	5.00%	621,360	4.00%

The Company elected to take advantage of transitional relief offered by the Federal Reserve and FDIC to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transitional period to phase out the capital benefit provided by the two-year delay. The three-year transitional period began on January 1, 2022.
For more information regarding the capital adequacy guidelines applicable to the Company and Renasant Bank, please refer to Note 15, “Regulatory Matters,” in the Notes to the Consolidated Financial Statements of the Company in Item 1, Financial Statements.
Critical Accounting Estimates
We have identified certain accounting estimates that involve significant judgment and estimates which can have a material impact on our financial condition or results of operations. Our accounting policies are more fully described in Note 1,

“Significant Accounting Policies,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.
The critical accounting estimates that we believe to be the most critical in preparing our consolidated financial statements relate to allowance for credit losses and acquisition accounting, which are described under “Critical Accounting Policies and Estimates” in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2021. Since December 31, 2021, there have been no material changes in these critical accounting estimates.

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

Adjusted Efficiency Ratio
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest income (fully tax equivalent basis)	$125,226	$122,617	$237,171	$245,995
Interest expense	9,905	11,412	20,467	23,526
Net interest income (fully tax equivalent basis)	115,321	111,205	216,704	222,469

Total noninterest income	37,214	47,610	74,672	128,647
Net gains on sales of securities	—	—	—	1,357
MSR valuation adjustment	—	—	—	13,561
Adjusted noninterest income	37,214	47,610	74,672	113,729

Total noninterest expense	98,194	108,777	192,299	224,712
Intangible amortization	1,310	1,539	2,676	3,137
Merger and conversion related expenses	—	—	687	—
Restructuring (benefit) charges	1,187	15	732	307
COVID-19 related expenses	—	370	—	1,155
Recovery of unfunded commitments	450	—	(100)	—
Adjusted noninterest expense	95,247	106,853	188,304	220,113

Efficiency Ratio (GAAP)	64.37%	68.49%	66.00%	64.00%
Adjusted Efficiency Ratio (non-GAAP)	62.44%	67.28%	64.63%	65.47%

Allowance for Credit Losses on Loans to Total Loans, excluding PPP Loans
	June 30, 2022	December 31, 2021
Total loans (GAAP)	$10,603,744	$10,020,914
Less PPP loans	7,383	58,391
Adjusted total loans (non-GAAP)	$10,596,361	$9,962,523

Allowance for Credit Losses on Loans	$166,131	$164,171
ACL/Total loans (GAAP)	1.57%	1.64%
ACL/Total loans excluding PPP loans (non-GAAP)	1.57%	1.65%

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

During the three month period ended June 30, 2022, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number of Shares or Approximate Dollar Value of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)
April 1, 2022 to April 30, 2022	498	$32.80	—	$50,000
May 1, 2022 to May 31, 2022	4,299	30.09	—	50,000
June 1, 2022 to June 30, 2022	5,360	29.11	—	50,000
Total	10,157	$29.70	—
(1)All shares in this column represent shares of Renasant Corporation stock withheld to satisfy the federal and state tax liabilities related to the vesting of time-based restricted stock awards.
The Company announced a $50.0 million stock repurchase program in October 2021 under which the Company is authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. This plan will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. No shares were repurchased during the second quarter of 2022 under this plan.
(2)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (1)

(3)(ii)	Amended and Restated Bylaws of Renasant Corporation (2)

(3)(iii)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (3)

(3)(iv)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (4)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (Unaudited).

(104)	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101).

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

RENASANT CORPORATION
(Registrant)

Date:	August 8, 2022	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2022	/s/ James C. Mabry IV
James C. Mabry IV
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)