Form 10-Q
period 2022-09-30
RENASANT CORP
filed 2022-11-04
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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

As of October 31, 2022, 55,953,104 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$206,943	$182,710
Interest-bearing balances with banks	272,557	1,695,255
Cash and cash equivalents	479,500	1,877,965
Securities held to maturity (net of allowance for credit losses of $32 at each of September 30, 2022 and December 31, 2021) (fair value of $1,218,656 and $415,552, respectively)	1,353,502	416,357
Securities available for sale, at fair value	1,569,242	2,386,052
Loans held for sale, at fair value	144,642	453,533
Loans, net of unearned income:
Non purchased loans and leases	10,259,840	9,011,011
Purchased loans	845,164	1,009,903
Total loans, net of unearned income	11,105,004	10,020,914
Allowance for credit losses on loans	(174,356)	(164,171)
Loans, net	10,930,648	9,856,743
Premises and equipment, net	284,062	293,122
Other real estate owned:
Non purchased	867	951
Purchased	1,545	1,589
Total other real estate owned, net	2,412	2,540
Goodwill	946,291	939,683
Other intangible assets, net	20,170	24,098
Bank-owned life insurance	371,650	287,359
Mortgage servicing rights	81,980	89,018
Other assets	287,000	183,841
Total assets	$16,471,099	$16,810,311
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$4,827,220	$4,718,124
Interest-bearing	8,604,904	9,187,600
Total deposits	13,432,124	13,905,724
Short-term borrowings	312,818	13,947
Long-term debt	426,821	471,209
Other liabilities	207,055	209,578
Total liabilities	14,378,818	14,600,458
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 55,953,104 and 55,756,233 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost – 3,343,621 and 3,540,492 shares, respectively	(111,577)	(118,027)
Additional paid-in capital	1,299,476	1,300,192
Retained earnings	823,951	741,648
Accumulated other comprehensive loss, net of taxes	(216,052)	(10,443)
Total shareholders’ equity	2,092,281	2,209,853
Total liabilities and shareholders’ equity	$16,471,099	$16,810,311
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income
Loans	$125,175	$105,004	$332,862	$333,334
Securities
Taxable	12,636	6,749	32,137	17,285
Tax-exempt	1,864	1,667	5,669	5,025
Other	3,458	593	6,076	1,122
Total interest income	143,133	114,013	376,744	356,766
Interest expense
Deposits	7,241	6,972	17,896	22,920
Borrowings	5,574	3,749	15,386	11,327
Total interest expense	12,815	10,721	33,282	34,247
Net interest income	130,318	103,292	343,462	322,519
Provision for (recovery of provision for) credit losses on loans	9,800	(1,200)	13,300	(1,200)
Provision for (recovery of provision for) credit losses	9,800	(1,200)	13,300	(1,200)
Net interest income after provision for credit losses	120,518	104,492	330,162	323,719
Noninterest income
Service charges on deposit accounts	10,216	9,337	29,512	26,818
Fees and commissions	4,148	3,837	12,798	11,847
Insurance commissions	3,108	2,829	8,253	7,488
Wealth management revenue	5,467	5,371	17,102	15,182
Mortgage banking income	12,675	23,292	30,624	94,878
Net gain on sales of securities	—	764	—	2,121
BOLI income	2,296	1,602	6,780	5,318
Other	3,276	3,723	10,789	15,750
Total noninterest income	41,186	50,755	115,858	179,402
Noninterest expense
Salaries and employee benefits	66,463	69,115	194,282	218,104
Data processing	3,526	5,277	11,379	16,380
Net occupancy and equipment	11,266	11,748	33,697	35,660
Other real estate owned	34	168	(394)	313
Professional fees	3,087	2,972	9,016	8,566
Advertising and public relations	3,229	2,922	10,694	9,274
Intangible amortization	1,251	1,481	3,927	4,618
Communications	1,999	2,198	5,930	6,781
Merger and conversion related expenses	—	—	687	—
Restructuring charges	—	—	732	307
Other	10,719	8,118	23,923	28,708
Total noninterest expense	101,574	103,999	293,873	328,711
Income before income taxes	60,130	51,248	152,147	174,410
Income taxes	13,563	11,185	32,355	35,572
Net income	$46,567	$40,063	$119,792	$138,838
Basic earnings per share	$0.83	$0.71	$2.14	$2.47
Diluted earnings per share	$0.83	$0.71	$2.13	$2.46
Cash dividends per common share	$0.22	$0.22	$0.66	$0.66
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$46,567	$40,063	$119,792	$138,838
Other comprehensive loss, net of tax:
Securities available for sale:
Unrealized holding losses on securities	(63,579)	(9,250)	(220,999)	(20,491)
Reclassification adjustment for gains realized in net income	—	(570)	—	(1,582)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	1,207	—	969	—
Total securities available for sale	(62,372)	(9,820)	(220,030)	(22,073)
Derivative instruments:
Unrealized holding gains on derivative instruments	1,687	1,215	14,328	7,551
Total derivative instruments	1,687	1,215	14,328	7,551
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	31	49	93	148
Total defined benefit pension and post-retirement benefit plans	31	49	93	148
Other comprehensive loss, net of tax	(60,654)	(8,556)	(205,609)	(14,374)
Comprehensive (loss) income	$(14,087)	$31,507	$(85,817)	$124,464

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Nine Months Ended September 30, 2022	Shares	Amount
Balance at January 1, 2022	55,756,233	$296,483	$(118,027)	$1,300,192	$741,648	$(10,443)	$2,209,853
Net income	—	—	—	—	33,547	—	33,547
Other comprehensive loss	—	—	—	—	—	(94,126)	(94,126)
Comprehensive loss							(60,579)
Cash dividends ($0.22 per share)	—	—	—	—	(12,505)	—	(12,505)
Issuance of common stock for stock-based compensation awards	124,433	—	3,977	(6,442)	—	—	(2,465)
Stock-based compensation expense	—	—	—	3,338	—	—	3,338
Balance at March 31, 2022	55,880,666	$296,483	$(114,050)	$1,297,088	$762,690	$(104,569)	$2,137,642
Net income	—	—	—	—	39,678	—	39,678
Other comprehensive loss	—	—	—	—	—	(50,829)	(50,829)
Comprehensive loss							(11,151)
Cash dividends ($0.22 per share)	—	—	—	—	(12,488)	—	(12,488)
Issuance of common stock for stock-based compensation awards	51,351	—	1,755	(1,833)	—	—	(78)
Stock-based compensation expense	—	—	—	2,952	—	—	2,952
Balance at June 30, 2022	55,932,017	$296,483	$(112,295)	$1,298,207	$789,880	$(155,398)	$2,116,877
Net income	—	—	—	—	46,567	—	46,567
Other comprehensive loss	—	—	—	—	—	(60,654)	(60,654)
Comprehensive income							(14,087)
Cash dividends ($0.22 per share)	—	—	—	—	(12,496)	—	(12,496)
Issuance of common stock for stock-based compensation awards	21,087	—	718	(1,000)	—	—	(282)
Stock-based compensation expense	—	—	—	2,269	—	—	2,269
Balance at September 30, 2022	55,953,104	$296,483	$(111,577)	$1,299,476	$823,951	$(216,052)	$2,092,281

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended September 30, 2021	Shares	Amount
Balance at January 1, 2021	56,200,487	$296,483	$(101,554)	$1,296,963	$615,773	$25,068	$2,132,733
Net income	—	—	—	—	57,908	—	57,908
Other comprehensive loss	—	—	—	—	—	(4,929)	(4,929)
Comprehensive income							52,979
Cash dividends ($0.22 per share)	—	—	—	—	(12,564)	—	(12,564)
Issuance of common stock for stock-based compensation awards	93,859	—	2,605	(4,808)	—	—	(2,203)
Stock-based compensation expense	—	—	—	2,756	—	—	2,756
Balance at March 31, 2021	56,294,346	$296,483	$(98,949)	$1,294,911	$661,117	$20,139	$2,173,701
Net income	—	—	—	—	40,867	—	40,867
Other comprehensive loss	—	—	—	—	—	(889)	(889)
Comprehensive income							39,978
Cash dividends ($0.22 per share)	—	—	—	—	(12,540)	—	(12,540)
Issuance of common stock for stock-based compensation awards	56,532	—	1,700	(1,417)	—	—	283
Stock-based compensation expense	—	—	—	2,385	—	—	2,385
Balance at June 30, 2021	56,350,878	$296,483	$(97,249)	$1,295,879	$689,444	$19,250	$2,203,807
Net income	—	—	—	—	40,063	—	40,063
Other comprehensive loss	—	—	—	—	—	(8,556)	(8,556)
Comprehensive income							31,507
Cash dividends ($0.22 per share)	—	—	—	—	(12,474)	—	(12,474)
Repurchase of shares in connection with stock repurchase program	(612,107)	—	(21,314)	—	—	—	(21,314)
Issuance of common stock for stock-based compensation awards	8,636	—	275	(451)	—	—	(176)
Stock-based compensation expense	—	—	—	2,594	—	—	2,594
Balance at September 30, 2021	55,747,407	$296,483	$(118,288)	$1,298,022	$717,033	$10,694	$2,203,944

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$119,792	$138,838
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of provision for) credit losses	13,300	(1,200)
Depreciation, amortization and accretion	33,590	34,421
Deferred income tax expense	3,600	5,071
Proceeds from sale of MSR	18,525	—
Gain on sale of MSR	(2,960)	—
Funding of mortgage loans held for sale	(1,436,158)	(3,189,474)
Proceeds from sales of mortgage loans held for sale	1,757,353	3,230,039
Gains on sales of mortgage loans held for sale	(9,808)	(71,598)
Valuation adjustment to mortgage servicing rights	—	(13,561)
Gains on sales of securities	—	(2,121)
Gains on sales of premises and equipment	(245)	(519)
Stock-based compensation expense	8,558	7,736
Increase in other assets	(32,187)	(16,429)
Decrease in other liabilities	(10,253)	(31,032)
Net cash provided by operating activities	463,107	90,171
Investing activities
Purchases of securities available for sale	(708,457)	(1,743,105)
Proceeds from sales of securities available for sale	—	176,406
Proceeds from call/maturities of securities available for sale	336,504	329,520
Purchases of securities held to maturity	(91,803)	—
Proceeds from call/maturities of securities held to maturity	35,980	—
Net (increase) decrease in loans	(1,057,998)	917,343
Purchases of premises and equipment	(10,374)	(16,797)
Proceeds from sales of premises and equipment	1,230	8,715
Purchase of bank-owned life insurance	(80,000)	(50,000)
Net change in FHLB stock	(7,538)	(1,226)
Proceeds from sales of other assets	2,458	4,081
Net cash paid in acquisition of businesses	(10,066)	—
Other, net	2,607	2,803
Net cash used in investing activities	(1,587,457)	(372,260)
Financing activities
Net increase in noninterest-bearing deposits	109,096	807,602
Net (decrease) increase in interest-bearing deposits	(582,696)	388,146
Net increase (decrease) in short-term borrowings	269,391	(10,087)
Repayment of long-term debt	(32,417)	(1,742)
Cash paid for dividends	(37,489)	(37,578)
Repurchase of shares in connection with stock repurchase program	—	(21,314)
Net cash (used in) provided by financing activities	(274,115)	1,125,027
Net (decrease) increase in cash and cash equivalents	(1,398,465)	842,938
Cash and cash equivalents at beginning of period	1,877,965	633,203
Cash and cash equivalents at end of period	$479,500	$1,476,141

Supplemental disclosures
Cash paid for interest	$32,506	$37,827
Cash paid for income taxes	$19,245	$41,248
Noncash transactions:
Transfers of loans to other real estate owned	$1,828	$3,171
Recognition of operating right-of-use assets	$3,045	$6,718
Recognition of operating lease liabilities	$3,045	$6,718

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
The Bank acquired Southeastern Commercial Finance, LLC (“SCF”), an asset-based lending company headquartered in Birmingham, Alabama, effective March 1, 2022. Prior to the end of the third quarter of 2022, all of SCF's assets were distributed to the Bank in connection with the conversion and integration of SCF into the Bank.
In September 2022, the Bank formed Renasant Capital Funding Corporation (the “REIT”), which is intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The REIT will purchase from the Bank, either by assignment or participation, eligible loans collateralized by real estate located in Georgia and Florida, which allows for more effective monitoring of the loans and better managing liquidity related to such real estate assets. The arrangement provides tax benefits in certain states in which we operate.
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

Impact of Recently-Issued Accounting Standards and Pronouncements:
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”), which enhances the transparency of supplier finance programs by requiring that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 will be effective on January 1, 2023. Early adoption is permitted, including in an interim period. The adoption of this accounting pronouncement will have no impact on the Company's financial statements.
In June 2022, FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. It also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, ASU 2022-03 requires the following disclosures for equity securities subject to contractual sale restrictions: (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, (2) the nature and remaining duration of the restriction(s) and (3) the circumstances that could cause a lapse in the restrictions(s). ASU 2022-03 will be effective on January 1, 2024. Early adoption is permitted, including in an interim period. The adoption of this accounting pronouncement will have no impact on the Company's financial statements aside from additional and revised disclosures.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented in the tables below.

There was no allowance for credit losses allocated to any of the Company’s available for sale securities as of September 30, 2022 or December 31, 2021.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Obligations of other U.S. Government agencies and corporations	$170,000	$—	$(5,480)	$164,520
Obligations of states and political subdivisions	155,188	88	(14,635)	140,641
Residential mortgage backed securities:
Government agency mortgage backed securities	528,196	13	(59,181)	469,028
Government agency collateralized mortgage obligations	626,821	—	(102,823)	523,998
Commercial mortgage backed securities:
Government agency mortgage backed securities	11,204	—	(957)	10,247
Government agency collateralized mortgage obligations	214,617	—	(25,129)	189,488
Other debt securities	74,888	3	(3,571)	71,320
	$1,780,914	$104	$(211,776)	$1,569,242

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
U.S. Treasury securities	$3,007	$3	$—	$3,010
Obligations of states and political subdivisions	153,847	5,532	(269)	159,110
Residential mortgage backed securities:
Government agency mortgage backed securities	967,497	7,854	(6,816)	968,535
Government agency collateralized mortgage obligations	1,008,514	457	(20,371)	988,600
Commercial mortgage backed securities:
Government agency mortgage backed securities	14,717	365	(1)	15,081
Government agency collateralized mortgage obligations	216,859	812	(3,419)	214,252
Other debt securities	36,515	1,097	(148)	37,464
	$2,400,956	$16,120	$(31,024)	$2,386,052

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Obligations of states and political subdivisions	$292,769	$—	$(63,602)	$229,167
Residential mortgage backed securities
Government agency mortgage backed securities	499,348	—	(29,278)	470,070
Government agency collateralized mortgage obligations	433,407	—	(27,038)	406,369
Commercial mortgage backed securities:
Government agency mortgage backed securities	17,011	—	(3,429)	13,582
Government agency collateralized mortgage obligations	45,655	—	(6,200)	39,455
Other debt securities	65,344	—	(5,331)	60,013
	$1,353,534	$—	$(134,878)	$1,218,656
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$1,353,502

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Obligations of states and political subdivisions	$267,641	$333	$(685)	$267,289
Residential mortgage backed securities
Government agency mortgage backed securities	60,507	1	(198)	60,310
Government agency collateralized mortgage obligations	24,832	—	(92)	24,740
Commercial mortgage backed securities:
Government agency mortgage backed securities	1,855	—	—	1,855
Government agency collateralized mortgage obligations	39,505	—	(117)	39,388
Other debt securities	22,049	—	(79)	21,970
	$416,389	$334	$(1,171)	$415,552
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$416,357

During the third quarter, the Company transferred, at fair value, $882,927 of securities from the available for sale portfolio to the held to maturity portfolio as the Company has no intention to sell these securities. The related net unrealized loss of $99,675 (after tax losses of $74,307) remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of transfer.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
There were no securities sold during the three and nine months ended September 30, 2022. Securities sold during the three and nine months ended September 30, 2021 were as set forth in the table below.

	Carrying Value	Net Proceeds	Gain/(Loss)
Three months ended September 30, 2021
Residential mortgage backed securities:
Government agency mortgage backed securities	$9,232	$9,739	$507
Government agency collateralized mortgage obligations	6,736	6,866	130
Other debt securities	4,283	4,410	127
	$20,251	$21,015	$764
Nine months ended September 30, 2021
Obligations of states and political subdivisions	$47	$50	$3
Residential mortgage backed securities:
Government agency mortgage backed securities	145,572	149,474	3,902
Government agency collateralized mortgage obligations	12,362	12,512	150
Trust preferred securities	12,021	9,960	(2,061)
Other debt securities	4,283	4,410	127
	$174,285	$176,406	$2,121

Gross realized gains and losses on sales of securities available for sale for the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Gross gains on sales of securities available for sale	$825	$4,333
Gross losses on sales of securities available for sale	(61)	(2,212)
Gains on sales of securities available for sale, net	$764	$2,121

At September 30, 2022 and December 31, 2021, securities with a carrying value of $804,161 and $607,681, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $17,472 and $21,493 were pledged as collateral for short-term borrowings and derivative instruments at September 30, 2022 and December 31, 2021, respectively.
The amortized cost and fair value of securities at September 30, 2022 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$150	$147	$8,900	$8,864
Due after one year through five years	1,863	1,750	227,785	221,447
Due after five years through ten years	44,350	37,553	77,471	71,942
Due after ten years	246,406	189,717	75,791	65,160
Residential mortgage backed securities:
Government agency mortgage backed securities	500,348	471,070	528,196	469,028
Government agency collateralized mortgage obligations	433,407	406,369	626,821	523,998
Commercial mortgage backed securities:
Government agency mortgage backed securities	17,011	13,582	11,204	10,247
Government agency collateralized mortgage obligations	45,655	39,455	214,617	189,488
Other debt securities	64,344	59,013	10,129	9,068
	$1,353,534	$1,218,656	$1,780,914	$1,569,242

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the age of gross unrealized losses and fair value by investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
September 30, 2022
Obligations of other U.S. Government agencies and corporations	5	$164,520	$(5,480)	—	$—	$—	5	$164,520	$(5,480)
Obligations of states and political subdivisions	95	100,822	(8,433)	11	31,571	(6,202)	106	132,393	(14,635)
Residential mortgage backed securities:
Government agency mortgage backed securities	104	291,428	(28,600)	22	176,036	(30,581)	126	467,464	(59,181)
Government agency collateralized mortgage obligations	28	248,142	(39,982)	24	275,856	(62,841)	52	523,998	(102,823)
Commercial mortgage backed securities:
Government agency mortgage backed securities	4	10,247	(957)	—	—	—	4	10,247	(957)
Government agency collateralized mortgage obligations	18	119,176	(11,340)	11	70,312	(13,789)	29	189,488	(25,129)
Other debt securities	32	70,317	(3,571)	—	—	—	32	70,317	(3,571)
Total	286	$1,004,652	$(98,363)	68	$553,775	$(113,413)	354	$1,558,427	$(211,776)
December 31, 2021
Obligations of states and political subdivisions	8	$34,303	$(216)	3	$3,892	$(53)	11	$38,195	$(269)
Residential mortgage backed securities:
Government agency mortgage backed securities	41	727,546	(6,312)	1	12,305	(504)	42	739,851	(6,816)
Government agency collateralized mortgage obligations	49	966,126	(20,371)	—	—	—	49	966,126	(20,371)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	1,791	(1)	1	432	—	2	2,223	(1)
Government agency collateralized mortgage obligations	21	160,919	(3,072)	2	9,005	(347)	23	169,924	(3,419)
Trust preferred securities	—	—	—	—	—	—	—	—	—
Other debt securities	1	8,699	(148)	—	—	—	1	8,699	(148)
Total	121	$1,899,384	$(30,120)	7	$25,634	$(904)	128	$1,925,018	$(31,024)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
September 30, 2022
Obligations of states and political subdivisions	125	$212,242	$(57,474)	5	$16,925	$(6,128)	130	$229,167	$(63,602)
Residential mortgage backed securities:
Government agency mortgage backed securities	48	272,247	(14,993)	23	197,823	(14,285)	71	470,070	(29,278)
Government agency collateralized mortgage obligations	9	206,711	(12,589)	9	199,658	(14,449)	18	406,369	(27,038)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	13,582	(3,429)	—	—	—	1	13,582	(3,429)
Government agency collateralized mortgage obligations	3	13,190	(1,522)	6	26,265	(4,678)	9	39,455	(6,200)
Other debt securities	10	60,013	(5,331)	—	—	—	10	60,013	(5,331)
Total	196	$777,985	$(95,338)	43	$440,671	$(39,540)	239	$1,218,656	$(134,878)
December 31, 2021
Obligations of states and political subdivisions	24	$62,131	$(685)	—	$—	$—	24	$62,131	$(685)
Residential mortgage backed securities:
Government agency mortgage backed securities	50	53,560	(181)	1	5,354	(17)	51	58,914	(198)
Government agency collateralized mortgage obligations	1	24,740	(92)	—	—	—	1	24,740	(92)
Commercial mortgage backed securities:
Government agency collateralized mortgage obligations	7	39,388	(117)	—	—	—	7	39,388	(117)
Other debt securities	8	21,972	(79)	—	—	—	8	21,972	(79)
Total	90	$201,791	$(1,154)	1	$5,354	$(17)	91	$207,145	$(1,171)

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

The Company does not intend to sell any securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period longer than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. Based upon its review of securities with unrealized losses as of September 30, 2022, the Company determined that all such losses resulted from factors not deemed credit related. As such, the Company did not record any impairment for the first nine months of 2022.

The allowance for credit losses on held to maturity securities was $32 at September 30, 2022 and December 31, 2021. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by third party ratings agencies. Updated investment grades are obtained as they become available from agencies. As of September 30, 2022, 99.99% of the amortized cost of debt securities held to maturity were rated A or higher by the ratings agencies.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Non Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 3, all references to “loans” mean non purchased loans excluding loans held for sale.

The following is a summary of non purchased loans and leases as of the dates presented:

	September 30, 2022	December 31, 2021
Commercial, financial, agricultural(1)	$1,435,275	$1,332,962
Lease financing	108,517	80,192
Real estate – construction:
Residential	359,367	300,988
Commercial	848,941	798,914
Total real estate – construction	1,208,308	1,099,902
Real estate – 1-4 family mortgage:
Primary	2,041,885	1,682,050
Home equity	456,765	423,108
Rental/investment	306,165	268,245
Land development	151,986	135,070
Total real estate – 1-4 family mortgage	2,956,801	2,508,473
Real estate – commercial mortgage:
Owner-occupied	1,368,196	1,329,219
Non-owner occupied	2,963,631	2,446,370
Land development	120,026	110,395
Total real estate – commercial mortgage	4,451,853	3,885,984
Installment loans to individuals	104,246	107,565
Gross loans	10,265,000	9,015,078
Unearned income	(5,160)	(4,067)
Loans, net of unearned income	$10,259,840	$9,011,011
(1)Includes Paycheck Protection Program (“PPP”) loans of $5,476 and $58,391 as of September 30, 2022 and December 31, 2021, respectively.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2022
Commercial, financial, agricultural	$10,754	$64	$1,423,095	$1,433,913	$—	$934	$428	$1,362	$1,435,275
Lease financing	—	—	108,517	108,517	—	—	—	—	108,517
Real estate – construction:
Residential	179	—	358,956	359,135	153	79	—	232	359,367
Commercial	507	—	848,433	848,940	—	1	—	1	848,941
Total real estate – construction	686	—	1,207,389	1,208,075	153	80	—	233	1,208,308
Real estate – 1-4 family mortgage:
Primary	6,207	29	2,016,242	2,022,478	2,730	10,105	6,572	19,407	2,041,885
Home equity	2,116	—	453,351	455,467	119	636	543	1,298	456,765
Rental/investment	542	44	304,407	304,993	—	587	585	1,172	306,165
Land development	57	—	150,481	150,538	100	1,302	46	1,448	151,986
Total real estate – 1-4 family mortgage	8,922	73	2,924,481	2,933,476	2,949	12,630	7,746	23,325	2,956,801
Real estate – commercial mortgage:
Owner-occupied	1,041	—	1,361,701	1,362,742	—	3,534	1,920	5,454	1,368,196
Non-owner occupied	256	—	2,951,655	2,951,911	—	—	11,720	11,720	2,963,631
Land development	397	—	119,572	119,969	—	17	40	57	120,026
Total real estate – commercial mortgage	1,694	—	4,432,928	4,434,622	—	3,551	13,680	17,231	4,451,853
Installment loans to individuals	605	—	103,460	104,065	13	64	104	181	104,246
Unearned income	—	—	(5,160)	(5,160)	—	—	—	—	(5,160)
Loans, net of unearned income	$22,661	$137	$10,194,710	$10,217,508	$3,115	$17,259	$21,958	$42,332	$10,259,840

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2021
Commercial, financial, agricultural	$3,325	$103	$1,323,774	$1,327,202	$1,669	$2,665	$1,426	$5,760	$1,332,962
Lease financing	—	—	80,181	80,181	—	11	—	11	80,192
Real estate – construction:
Residential	1,077	—	299,911	300,988	—	—	—	—	300,988
Commercial	—	—	798,914	798,914	—	—	—	—	798,914
Total real estate – construction	1,077	—	1,098,825	1,099,902	—	—	—	—	1,099,902
Real estate – 1-4 family mortgage:
Primary	14,785	389	1,652,940	1,668,114	1,920	8,195	3,821	13,936	1,682,050
Home equity	1,468	—	420,695	422,163	182	546	217	945	423,108
Rental/investment	401	445	266,353	267,199	—	771	275	1,046	268,245
Land development	431	—	134,382	134,813	—	65	192	257	135,070
Total real estate – 1-4 family mortgage	17,085	834	2,474,370	2,492,289	2,102	9,577	4,505	16,184	2,508,473
Real estate – commercial mortgage:
Owner-occupied	720	36	1,325,776	1,326,532	163	822	1,702	2,687	1,329,219
Non-owner occupied	260	89	2,440,513	2,440,862	—	—	5,508	5,508	2,446,370
Land development	476	—	109,575	110,051	—	292	52	344	110,395
Total real estate – commercial mortgage	1,456	125	3,875,864	3,877,445	163	1,114	7,262	8,539	3,885,984
Installment loans to individuals	978	12	106,318	107,308	30	95	132	257	107,565
Unearned income	—	—	(4,067)	(4,067)	—	—	—	—	(4,067)
Loans, net of unearned income	$23,921	$1,074	$8,955,265	$8,980,260	$3,964	$13,462	$13,325	$30,751	$9,011,011

Restructured loans not performing in accordance with their restructured terms that are either contractually 90 days or more past due or placed on nonaccrual status are reported as nonperforming loans. There were no restructured loans contractually 90 days past due or more and still accruing at September 30, 2022 or September 30, 2021. The outstanding balance of restructured loans on nonaccrual status was $14,186 and $12,411 at September 30, 2022 and September 30, 2021, respectively.

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

	Number of Loans	Pre- Modification Amortized Cost	Post- Modification Amortized Cost
Three months ended September 30, 2022
Real estate – 1-4 family mortgage:
Primary	3	$436	$442
Total	3	$436	$442

Three months ended September 30, 2021
Commercial, financial, agricultural	1	$30	$30
Real estate – 1-4 family mortgage:
Primary	11	1,518	1,538
Total	12	$1,548	$1,568

	Number of Loans	Pre- Modification Amortized Cost	Post- Modification Amortized Cost
Nine months ended September 30, 2022
Real estate – 1-4 family mortgage:
Primary	15	$2,146	$2,168
Real estate – commercial mortgage:
Owner-occupied	1	246	246
Non-owner occupied	1	6,500	6,500
Total real estate – commercial mortgage	2	6,746	6,746
Total	17	$8,892	$8,914

Nine months ended September 30, 2021
Commercial, financial, agricultural	7	$5,258	$5,258
Real estate – 1-4 family mortgage:
Primary	23	3,321	3,350
Real estate – commercial mortgage:
Non-owner occupied	1	837	810
Total	31	$9,416	$9,418

With respect to loans that were restructured during the nine months ended September 30, 2022, $258 have subsequently defaulted as of the date of this report. With respect to loans that were restructured during the nine months ended September 30, 2021, none have subsequently defaulted as of the date of this report.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Amortized Cost
Totals at January 1, 2022	97	$14,650
Additional advances or loans with concessions	17	8,944
Reclassified as performing restructured loan	3	1,226
Reductions due to:
Reclassified as nonperforming	(12)	(1,845)
Paid in full	(13)	(1,907)
Charge-offs	—	—
Transfer to other real estate owned	—	—
Principal paydowns	—	(416)
Lapse of concession period	—	—
Totals at September 30, 2022	92	$20,652

The allowance for credit losses attributable to restructured loans was $834 and $260 at September 30, 2022 and September 30, 2021, respectively. The Company had no restructured loans with remaining availability under commitments to lend additional funds at either September 30, 2022 or September 30, 2021.
Credit Quality
For loans with a commercial purpose, internal risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of commercial and commercial real estate secured loans. Loan grades range between 1 and 9, with 1 being loans with the least credit risk. Loans within the “Pass” grade (reserved for loans with a risk rating between 1 and 4B) generally have a lower risk of loss and therefore a lower risk factor applied to the loan balances. The “Special Mention” grade (those with a risk rating of 4E) represents a loan where a significant adverse risk-modifying action is anticipated in the near term and, if left uncorrected, could result in deterioration of the credit quality of the loan. Loans that migrate toward the “Substandard” grade (those with a risk rating between 5 and 9) generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances.
The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2022
Commercial, Financial, Agricultural	$278,691	$229,188	$157,408	$65,049	$26,542	$13,316	$626,010	$2,961	$1,399,165
Pass	277,634	228,252	150,963	64,457	24,154	13,278	617,768	2,246	1,378,752
Special Mention	594	—	—	162	256	—	6,993	—	8,005
Substandard	463	936	6,445	430	2,132	38	1,249	715	12,408

Lease Financing Receivables	$44,088	$20,889	$19,530	$11,785	$5,208	$1,857	$—	$—	$103,357
Pass	40,708	20,889	16,898	9,982	3,682	1,462	—	—	93,621
Special Mention	—	—	—	—	—	395	—	—	395
Substandard	3,380	—	2,632	1,803	1,526	—	—	—	9,341

Real Estate - Construction	$447,899	$459,751	$122,418	$47,829	$—	$—	$18,516	$—	$1,096,413
Residential	198,849	42,847	593	—	—	—	5,183	—	247,472
Pass	198,849	42,694	593	—	—	—	5,183	—	247,319
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	153	—	—	—	—	—	—	153

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans

Commercial	249,050	416,904	121,825	47,829	—	—	13,333	—	848,941
Pass	249,050	416,904	121,825	47,829	—	—	13,333	—	848,941
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$203,241	$155,577	$52,387	$25,732	$18,635	$14,716	$29,166	$733	$500,187
Primary	13,310	9,906	6,089	2,513	2,959	2,329	5,781	108	42,995
Pass	11,071	9,906	6,089	2,498	2,959	2,329	5,781	108	40,741
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	2,239	—	—	15	—	—	—	—	2,254

Home Equity	228	1,201	—	39	121	—	15,032	8	16,629
Pass	228	1,201	—	39	121	—	15,032	8	16,629
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Rental/Investment	111,564	90,875	44,333	22,974	15,408	12,311	7,755	617	305,837
Pass	111,456	90,708	44,311	22,065	15,256	11,644	7,472	584	303,496
Special Mention	—	—	—	—	—	33	—	—	33
Substandard	108	167	22	909	152	634	283	33	2,308

Land Development	78,139	53,595	1,965	206	147	76	598	—	134,726
Pass	77,138	53,595	1,664	206	147	76	598	—	133,424
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	1,001	—	301	—	—	—	—	—	1,302

Real Estate - Commercial Mortgage	$1,218,578	$1,065,547	$797,002	$558,703	$252,272	$424,024	$107,234	$15,780	$4,439,140
Owner-Occupied	259,980	317,839	264,207	178,756	124,945	173,537	45,455	3,345	1,368,064
Pass	259,492	314,960	261,115	177,213	117,283	158,319	45,197	3,345	1,336,924
Special Mention	—	1,157	1,024	327	—	—	—	—	2,508
Substandard	488	1,722	2,068	1,216	7,662	15,218	258	—	28,632

Non-Owner Occupied	912,598	718,884	521,624	373,079	122,806	248,669	53,702	12,240	2,963,602
Pass	912,363	709,652	521,624	359,844	105,306	179,055	53,702	12,240	2,853,786
Special Mention	—	—	—	11,266	17,500	24,294	—	—	53,060
Substandard	235	9,232	—	1,969	—	45,320	—	—	56,756

Land Development	46,000	28,824	11,171	6,868	4,521	1,818	8,077	195	107,474
Pass	46,000	28,783	10,850	6,868	4,445	1,818	8,077	195	107,036
Special Mention	—	41	—	—	—	—	—	—	41
Substandard	—	—	321	—	76	—	—	—	397

Installment loans to individuals	$61	$—	$—	$28	$—	$—	$—	$—	$89
Pass	61	—	—	28	—	—	—	—	89
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$2,192,558	$1,930,952	$1,148,745	$709,126	$302,657	$453,913	$780,926	$19,474	$7,538,351
Pass	2,184,050	1,917,544	1,135,932	691,029	273,353	367,981	772,143	18,726	7,360,758
Special Mention	594	1,198	1,024	11,755	17,756	24,722	6,993	—	64,042
Substandard	7,914	12,210	11,789	6,342	11,548	61,210	1,790	748	113,551

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2021
Commercial, Financial, Agricultural	$300,748	$245,940	$122,350	$44,533	$15,384	$11,103	$557,628	$2,757	$1,300,443
Pass	299,731	245,657	120,102	43,042	14,603	8,605	553,541	2,002	1,287,283
Special Mention	—	136	1,798	281	605	1,196	651	—	4,667
Substandard	1,017	147	450	1,210	176	1,302	3,436	755	8,493

Real Estate - Construction	$461,370	$371,694	$174,369	$14,813	$—	$—	$3,769	$2,428	$1,028,443
Residential	210,734	12,598	—	—	—	—	3,769	2,428	229,529
Pass	210,734	12,598	—	—	—	—	3,769	2,428	229,529
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	250,636	359,096	174,369	14,813	—	—	—	—	798,914
Pass	250,636	359,096	174,369	14,813	—	—	—	—	798,914
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$205,137	$83,038	$60,240	$30,044	$28,340	$8,846	$25,534	$941	$442,120
Primary	15,599	7,698	3,662	5,985	4,150	1,066	4,727	—	42,887
Pass	15,599	7,698	3,496	5,985	4,066	1,057	4,716	—	42,617
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	166	—	84	9	11	—	270

Home Equity	1,318	—	42	131	—	—	13,615	10	15,116
Pass	1,318	—	42	131	—	—	13,615	10	15,116
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Rental/Investment	111,006	61,801	33,734	23,520	23,890	7,469	5,554	931	267,905
Pass	110,987	60,855	32,733	23,246	23,708	7,098	5,554	931	265,112
Special Mention	—	249	—	—	—	—	—	—	249
Substandard	19	697	1,001	274	182	371	—	—	2,544

Land Development	77,214	13,539	22,802	408	300	311	1,638	—	116,212
Pass	74,818	13,539	22,769	408	300	311	1,638	—	113,783
Special Mention	2,396	—	—	—	—	—	—	—	2,396
Substandard	—	—	33	—	—	—	—	—	33

Real Estate - Commercial Mortgage	$1,168,118	$836,549	$680,506	$344,089	$298,644	$376,652	$147,446	$21,644	$3,873,648
Owner-Occupied	312,031	305,686	220,057	164,345	140,265	117,767	59,126	9,748	1,329,025
Pass	310,736	304,555	218,447	161,521	134,410	109,577	59,126	8,036	1,306,408
Special Mention	1,210	1,131	—	—	1,733	328	—	1,712	6,114
Substandard	85	—	1,610	2,824	4,122	7,862	—	—	16,503

Non-Owner Occupied	809,784	511,803	449,409	173,123	155,175	256,133	79,016	11,896	2,446,339
Pass	800,348	503,009	436,062	165,843	102,446	242,665	79,016	11,896	2,341,285
Special Mention	9,235	8,794	11,356	7,280	33,176	8,024	—	—	77,865
Substandard	201	—	1,991	—	19,553	5,444	—	—	27,189

Land Development	46,303	19,060	11,040	6,621	3,204	2,752	9,304	—	98,284
Pass	46,034	17,030	11,040	6,569	3,204	2,752	9,304	—	95,933
Special Mention	44	—	—	—	—	—	—	—	44
Substandard	225	2,030	—	52	—	—	—	—	2,307

Installment loans to individuals	$—	$—	$42	$—	$—	$—	$—	$—	$42
Pass	—	—	42	—	—	—	—	—	42
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$2,135,373	$1,537,221	$1,037,507	$433,479	$342,368	$396,601	$734,377	$27,770	$6,644,696
Pass	2,120,941	1,524,037	1,019,102	421,558	282,737	372,065	730,279	25,303	6,496,022
Special Mention	12,885	10,310	13,154	7,561	35,514	9,548	651	1,712	91,335
Substandard	1,547	2,874	5,251	4,360	24,117	14,988	3,447	755	57,339

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2022
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$16,774	$19,336	$—	$36,110
Performing Loans	—	—	—	—	—	16,774	19,336	—	36,110
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$37,074	$72,550	$1,694	$577	$—	$—	$—	$—	$111,895
Residential	37,074	72,550	1,694	577	—	—	—	—	111,895
Performing Loans	37,074	72,472	1,694	577	—	—	—	—	111,817
Non-Performing Loans	—	78	—	—	—	—	—	—	78

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$584,747	$548,163	$364,506	$160,804	$122,688	$236,271	$436,673	$2,762	$2,456,614
Primary	576,169	543,197	362,828	160,212	121,295	235,189	—	—	1,998,890
Performing Loans	575,894	541,053	360,179	157,445	115,494	229,418	—	—	1,979,483
Non-Performing Loans	275	2,144	2,649	2,767	5,801	5,771	—	—	19,407

Home Equity	—	111	—	—	223	367	436,673	2,762	440,136
Performing Loans	—	111	—	—	223	298	435,952	2,254	438,838
Non-Performing Loans	—	—	—	—	—	69	721	508	1,298

Rental/Investment	—	—	—	—	—	328	—	—	328
Performing Loans	—	—	—	—	—	155	—	—	155
Non-Performing Loans	—	—	—	—	—	173	—	—	173

Land Development	8,578	4,855	1,678	592	1,170	387	—	—	17,260
Performing Loans	8,578	4,855	1,678	592	1,170	241	—	—	17,114
Non-Performing Loans	—	—	—	—	—	146	—	—	146

Real Estate - Commercial Mortgage	$3,764	$3,992	$2,883	$1,348	$603	$123	$—	$—	$12,713
Owner-Occupied	—	—	132	—	—	—	—	—	132
Performing Loans	—	—	132	—	—	—	—	—	132
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	29	—	—	—	—	—	29
Performing Loans	—	—	29	—	—	—	—	—	29
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	3,764	3,992	2,722	1,348	603	123	—	—	12,552
Performing Loans	3,764	3,992	2,700	1,348	603	123	—	—	12,530
Non-Performing Loans	—	—	22	—	—	—	—	—	22

Installment loans to individuals	$35,560	$21,583	$7,661	$15,827	$5,621	$2,260	$15,613	$32	$104,157
Performing Loans	35,535	21,548	7,644	15,787	5,610	2,214	15,613	24	103,975
Non-Performing Loans	25	35	17	40	11	46	—	8	182

Total loans not subject to risk rating	$661,145	$646,288	$376,744	$178,556	$128,912	$255,428	$471,622	$2,794	$2,721,489
Performing Loans	660,845	644,031	374,056	175,749	123,100	249,223	470,901	2,278	2,700,183
Non-Performing Loans	300	2,257	2,688	2,807	5,812	6,205	721	516	21,306

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2021
Commercial, Financial, Agricultural	$71	$—	$—	$1	$—	$8,983	$23,464	$—	$32,519
Performing Loans	71	—	—	1	—	8,983	23,464	—	32,519
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$26,301	$23,270	$15,504	$7,713	$2,169	$1,168	$—	$—	$76,125
Performing Loans	26,301	23,270	15,504	7,713	2,167	1,159	—	—	76,114
Non-Performing Loans	—	—	—	—	2	9	—	—	11

Real Estate - Construction	$57,283	$12,561	$1,615	$—	$—	$—	$—	$—	$71,459
Residential	57,283	12,561	1,615	—	—	—	—	—	71,459
Performing Loans	57,283	12,561	1,615	—	—	—	—	—	71,459
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$554,483	$419,252	$205,014	$155,535	$117,619	$207,381	$404,293	$2,776	$2,066,353
Primary	542,659	415,863	203,739	153,717	116,689	206,496	—	—	1,639,163
Performing Loans	542,053	414,931	201,273	148,649	114,669	203,416	—	—	1,624,991
Non-Performing Loans	606	932	2,466	5,068	2,020	3,080	—	—	14,172

Home Equity	111	—	79	225	—	508	404,293	2,776	407,992
Performing Loans	111	—	79	225	—	435	403,598	2,599	407,047
Non-Performing Loans	—	—	—	—	—	73	695	177	945

Rental/Investment	—	—	99	—	23	218	—	—	340
Performing Loans	—	—	99	—	23	164	—	—	286
Non-Performing Loans	—	—	—	—	—	54	—	—	54

Land Development	11,713	3,389	1,097	1,593	907	159	—	—	18,858
Performing Loans	11,688	3,298	1,065	1,593	832	159	—	—	18,635
Non-Performing Loans	25	91	32	—	75	—	—	—	223

Real Estate - Commercial Mortgage	$5,265	$3,584	$2,082	$800	$468	$137	$—	$—	$12,336
Owner-Occupied	—	136	58	—	—	—	—	—	194
Performing Loans	—	136	58	—	—	—	—	—	194
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	31	—	—	—	—	—	—	31
Performing Loans	—	31	—	—	—	—	—	—	31
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	5,265	3,417	2,024	800	468	137	—	—	12,111
Performing Loans	5,265	3,417	2,008	800	468	86	—	—	12,044
Non-Performing Loans	—	—	16	—	—	51	—	—	67

Installment loans to individuals	$44,302	$15,436	$23,114	$7,717	$1,985	$1,917	$13,016	$36	$107,523
Performing Loans	44,254	15,360	23,035	7,704	1,958	1,890	13,016	36	107,253
Non-Performing Loans	48	76	79	13	27	27	—	—	270

Total loans not subject to risk rating	$687,705	$474,103	$247,329	$171,766	$122,241	$219,586	$440,773	$2,812	$2,366,315
Performing Loans	687,026	473,004	244,736	166,685	120,117	216,292	440,078	2,635	2,350,573
Non-Performing Loans	679	1,099	2,593	5,081	2,124	3,294	695	177	15,742

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 4 – Purchased Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean purchased loans excluding loans held for sale.

The following is a summary of purchased loans as of the dates presented:

	September 30, 2022	December 31, 2021
Commercial, financial, agricultural	$77,816	$90,308
Real estate – construction:
Residential	387	1,287
Commercial	6,361	3,707
Total real estate – construction	6,748	4,994
Real estate – 1-4 family mortgage:
Primary	102,234	134,070
Home equity	42,861	51,496
Rental/investment	16,679	20,229
Land development	9,314	9,978
Total real estate – 1-4 family mortgage	171,088	215,773
Real estate – commercial mortgage:
Owner-occupied	194,756	234,132
Non-owner occupied	356,485	410,577
Land development	13,571	18,344
Total real estate – commercial mortgage	564,812	663,053
Installment loans to individuals	24,700	35,775
Loans	$845,164	$1,009,903

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Past Due and Nonaccrual Loans
The Company’s policies with respect to placing loans on nonaccrual status or charging off loans, and its accounting for interest on any such loans, are described above in Note 3, “Non Purchased Loans.”
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2022
Commercial, financial, agricultural	$379	$—	$73,564	$73,943	$—	$2,059	$1,814	$3,873	$77,816
Real estate – construction:
Residential	—	—	387	387	—	—	—	—	387
Commercial	—	—	6,361	6,361	—	—	—	—	6,361
Total real estate – construction	—	—	6,748	6,748	—	—	—	—	6,748
Real estate – 1-4 family mortgage:
Primary	1,163	—	95,377	96,540	1,359	2,468	1,867	5,694	102,234
Home equity	658	—	41,659	42,317	95	119	330	544	42,861
Rental/investment	26	—	16,629	16,655	—	—	24	24	16,679
Land development	62	—	9,252	9,314	—	—	—	—	9,314
Total real estate – 1-4 family mortgage	1,909	—	162,917	164,826	1,454	2,587	2,221	6,262	171,088
Real estate – commercial mortgage:
Owner-occupied	439	1,432	191,217	193,088	33	152	1,483	1,668	194,756
Non-owner occupied	—	—	356,480	356,480	—	—	5	5	356,485
Land development	—	—	13,535	13,535	—	36	—	36	13,571
Total real estate – commercial mortgage	439	1,432	561,232	563,103	33	188	1,488	1,709	564,812
Installment loans to individuals	715	18	23,865	24,598	1	45	56	102	24,700
Loans, net of unearned income	$3,442	$1,450	$828,326	$833,218	$1,488	$4,879	$5,579	$11,946	$845,164

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2021
Commercial, financial, agricultural	$122	$—	$82,918	$83,040	$42	$1,618	$5,608	$7,268	$90,308
Real estate – construction:
Residential	—	—	1,287	1,287	—	—	—	—	1,287
Commercial	—	—	3,707	3,707	—	—	—	—	3,707
Total real estate – construction	—	—	4,994	4,994	—	—	—	—	4,994
Real estate – 1-4 family mortgage:
Primary	1,042	36	127,820	128,898	257	2,225	2,690	5,172	134,070
Home equity	149	—	50,573	50,722	—	373	401	774	51,496
Rental/investment	20	—	20,105	20,125	26	—	78	104	20,229
Land development	—	—	9,978	9,978	—	—	—	—	9,978
Total real estate – 1-4 family mortgage	1,211	36	208,476	209,723	283	2,598	3,169	6,050	215,773
Real estate – commercial mortgage:
Owner-occupied	1,511	323	230,305	232,139	—	289	1,704	1,993	234,132
Non-owner occupied	—	—	407,639	407,639	—	—	2,938	2,938	410,577
Land development	—	—	18,218	18,218	—	—	126	126	18,344
Total real estate – commercial mortgage	1,511	323	656,162	657,996	—	289	4,768	5,057	663,053
Installment loans to individuals	839	8	34,690	35,537	15	11	212	238	35,775
Loans, net of unearned income	$3,683	$367	$987,240	$991,290	$340	$4,516	$13,757	$18,613	$1,009,903

There were no restructured loans contractually 90 days past due or more and still accruing at September 30, 2022. There was one restructured loan in the amount of $40 contractually 90 days past due or more and still accruing at September 30, 2021. The outstanding balance of restructured loans on nonaccrual status was $3,029 and $17,726 at September 30, 2022 and September 30, 2021, respectively.

Restructured Loans
An explanation of what constitutes a “restructured loan,” and management’s analysis in determining whether to restructure a loan, are described above in Note 3, “Non Purchased Loans.”
The tables below illustrate the impact of modifications classified as restructured loans which were made during the periods presented and held on the Consolidated Balance Sheets at the respective period end. No loans were restructured during the three months ended September 30, 2022.

	Number of Loans	Pre- Modification Amortized Cost	Post- Modification Amortized Cost
Three months ended September 30, 2021
Real estate – 1-4 family mortgage:
Primary	1	$164	$164
Total	1	$164	$164

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Number of Loans	Pre- Modification Amortized Cost	Post- Modification Amortized Cost
Nine months ended September 30, 2022
Real estate – 1-4 family mortgage:
Land development	3	$98	$94
Nine months ended September 30, 2021
Commercial, financial, agricultural	1	$135	$135
Real estate – 1-4 family mortgage:
Primary	2	1,026	1,026
Total	3	$1,161	$1,161

With respect to loans that were restructured during the nine months ended September 30, 2022 and September 30, 2021, none have subsequently defaulted as of the date of this report.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2022	38	$5,609
Additional advances or loans with concessions	3	206
Reclassified as performing restructured loan	8	4,064
Reductions due to:
Reclassified to nonperforming loans	(6)	(231)
Paid in full	(6)	(2,064)
Principal paydowns	—	(568)
Totals at September 30, 2022	37	$7,016

The allowance for credit losses attributable to restructured loans was $37 and $111 at September 30, 2022 and September 30, 2021, respectively. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at September 30, 2022, as compared to $2 in remaining availability at September 30, 2021.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Credit Quality
A discussion of the Company’s policies regarding internal risk-rating of loans is discussed above in Note 3, “Non Purchased Loans.” The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2022
Commercial, Financial, Agricultural	$—	$—	$—	$993	$927	$26,235	$48,917	$744	$77,816
Pass	—	—	—	993	378	19,174	47,121	403	68,069
Special Mention	—	—	—	—	226	—	—	—	226
Substandard	—	—	—	—	323	7,061	1,796	341	9,521

Real Estate - Construction	$—	$—	$—	$—	$387	$6,361	$—	$—	$6,748
Residential	—	—	—	—	387	—	—	—	387
Pass	—	—	—	—	387	—	—	—	387
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	6,361	—	—	6,361
Pass	—	—	—	—	—	6,361	—	—	6,361
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$—	$145	$8,721	$26,322	$335	$157	$35,680
Primary	—	—	—	33	2,230	7,116	—	—	9,379
Pass	—	—	—	33	2,230	6,683	—	—	8,946
Special Mention	—	—	—	—	—	54	—	—	54
Substandard	—	—	—	—	—	379	—	—	379

Home Equity	—	—	—	—	—	30	333	157	520
Pass	—	—	—	—	—	30	333	—	363
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	157	157

Rental/Investment	—	—	—	112	308	16,259	—	—	16,679
Pass	—	—	—	112	308	15,550	—	—	15,970
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	709	—	—	709

Land Development	—	—	—	—	6,183	2,917	2	—	9,102
Pass	—	—	—	—	6,183	2,866	2	—	9,051
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	51	—	—	51

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - Commercial Mortgage	$—	$—	$—	$319	$45,713	$499,483	$8,923	$9,752	$564,190
Owner-Occupied	—	—	—	—	10,461	177,284	7,011	—	194,756
Pass	—	—	—	—	10,461	167,960	7,011	—	185,432
Special Mention	—	—	—	—	—	595	—	—	595
Substandard	—	—	—	—	—	8,729	—	—	8,729

Non-Owner Occupied	—	—	—	319	35,013	309,833	1,568	9,752	356,485
Pass	—	—	—	319	35,008	287,093	1,568	—	323,988
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	5	22,740	—	9,752	32,497

Land Development	—	—	—	—	239	12,366	344	—	12,949
Pass	—	—	—	—	239	6,767	344	—	7,350
Special Mention	—	—	—	—	—	4,966	—	—	4,966
Substandard	—	—	—	—	—	633	—	—	633

Installment loans to individuals	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$—	$—	$—	$1,457	$55,748	$558,401	$58,175	$10,653	$684,434
Pass	—	—	—	1,457	55,194	512,484	56,379	403	625,917
Special Mention	—	—	—	—	226	5,615	—	—	5,841
Substandard	—	—	—	—	328	40,302	1,796	10,250	52,676

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2021
Commercial, Financial, Agricultural	$—	$—	$646	$12,199	$12,247	$25,562	$38,328	$1,326	$90,308
Pass	—	—	646	11,612	8,918	18,877	37,555	899	78,507
Special Mention	—	—	—	246	—	—	—	—	246
Substandard	—	—	—	341	3,329	6,685	773	427	11,555

Real Estate - Construction	$—	$—	$—	$601	$—	$4,393	$—	$—	$4,994
Residential	—	—	—	601	—	686	—	—	1,287
Pass	—	—	—	601	—	686	—	—	1,287
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	3,707	—	—	3,707
Pass	—	—	—	—	—	3,707	—	—	3,707
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$—	$—	$152	$10,151	$2,781	$32,841	$1,476	$201	$47,602
Primary	—	—	34	2,485	1,367	12,336	161	—	16,383
Pass	—	—	34	2,485	1,367	9,408	161	—	13,455
Special Mention	—	—	—	—	—	59	—	—	59
Substandard	—	—	—	—	—	2,869	—	—	2,869

Home Equity	—	—	—	—	—	42	1,087	201	1,330
Pass	—	—	—	—	—	42	717	—	759
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	370	201	571

Rental/Investment	—	—	118	804	1,273	17,806	228	—	20,229
Pass	—	—	118	804	1,273	17,035	77	—	19,307
Special Mention	—	—	—	—	—	38	—	—	38
Substandard	—	—	—	—	—	733	151	—	884

Land Development	—	—	—	6,862	141	2,657	—	—	9,660
Pass	—	—	—	6,862	111	1,249	—	—	8,222
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	30	1,408	—	—	1,438

Real Estate - Commercial Mortgage	$—	$—	$325	$50,519	$123,254	$467,983	$5,912	$14,324	$662,317
Owner-Occupied	—	—	—	13,344	17,621	200,111	3,056	—	234,132
Pass	—	—	—	13,344	13,888	182,779	3,056	—	213,067
Special Mention	—	—	—	—	1,553	394	—	—	1,947
Substandard	—	—	—	—	2,180	16,938	—	—	19,118

Non-Owner Occupied	—	—	325	35,887	103,739	254,080	2,222	14,324	410,577
Pass	—	—	325	19,510	100,682	222,048	2,222	4,418	349,205
Special Mention	—	—	—	16,370	—	359	—	—	16,729
Substandard	—	—	—	7	3,057	31,673	—	9,906	44,643

Land Development	—	—	—	1,288	1,894	13,792	634	—	17,608
Pass	—	—	—	1,288	1,894	7,904	634	—	11,720
Special Mention	—	—	—	—	—	5,141	—	—	5,141
Substandard	—	—	—	—	—	747	—	—	747

Installment loans to individuals	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$—	$—	$1,123	$73,470	$138,282	$530,779	$45,716	$15,851	$805,221
Pass	—	—	1,123	56,506	128,133	463,735	44,422	5,317	699,236
Special Mention	—	—	—	16,616	1,553	5,991	—	—	24,160
Substandard	—	—	—	348	8,596	61,053	1,294	10,534	81,825

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables present the performing status of the Company’s loan portfolio not subject to risk rating by origination date:

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2022
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$—	$196	$1,061	$96,323	$36,430	$1,398	$135,408
Primary	—	—	—	196	523	92,068	—	68	92,855
Performing Loans	—	—	—	196	378	86,567	—	68	87,209
Non-Performing Loans	—	—	—	—	145	5,501	—	—	5,646

Home Equity	—	—	—	—	538	4,043	36,430	1,330	42,341
Performing Loans	—	—	—	—	538	3,992	36,154	1,114	41,798
Non-Performing Loans	—	—	—	—	—	51	276	216	543

Rental/Investment	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	—	—	—	—	—	212	—	—	212
Performing Loans	—	—	—	—	—	212	—	—	212
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$—	$—	$—	$—	$141	$481	$—	$—	$622
Owner-Occupied	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	—	—	—	—	141	481	—	—	622
Performing Loans	—	—	—	—	141	481	—	—	622
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Installment loans to individuals	$—	$—	$—	$—	$13,734	$9,644	$1,272	$50	$24,700
Performing Loans	—	—	—	—	13,721	9,571	1,272	14	24,578
Non-Performing Loans	—	—	—	—	13	73	—	36	122

Total loans not subject to risk rating	$—	$—	$—	$196	$14,936	$106,448	$37,702	$1,448	$160,730
Performing Loans	—	—	—	196	14,778	100,823	37,426	1,196	154,419
Non-Performing Loans	—	—	—	—	158	5,625	276	252	6,311

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2021
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$—	$—	$202	$1,480	$19,988	$101,060	$44,086	$1,355	$168,171
Primary	—	—	202	938	17,505	98,961	—	81	117,687
Performing Loans	—	—	202	829	16,902	94,607	—	81	112,621
Non-Performing Loans	—	—	—	109	603	4,354	—	—	5,066

Home Equity	—	—	—	542	2,441	1,823	44,086	1,274	50,166
Performing Loans	—	—	—	542	2,441	1,769	43,700	1,141	49,593
Non-Performing Loans	—	—	—	—	—	54	386	133	573

Rental/Investment	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	—	—	—	—	42	276	—	—	318
Performing Loans	—	—	—	—	42	276	—	—	318
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$—	$—	$—	$147	$31	$558	$—	$—	$736
Owner-Occupied	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	—	—	—	147	31	558	—	—	736
Performing Loans	—	—	—	147	31	558	—	—	736
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Installment loans to individuals	$—	$—	$—	$20,581	$9,721	$3,881	$1,558	$34	$35,775
Performing Loans	—	—	—	20,566	9,714	3,684	1,541	23	35,528
Non-Performing Loans	—	—	—	15	7	197	17	11	247

Total loans not subject to risk rating	$—	$—	$202	$22,208	$29,740	$105,499	$45,644	$1,389	$204,682
Performing Loans	—	—	202	22,084	29,130	100,894	45,241	1,245	198,796
Non-Performing Loans	—	—	—	124	610	4,605	403	144	5,886

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5 – Allowance for Credit Losses
(In Thousands)
The following is a summary of total non purchased and purchased loans as of the dates presented:

	September 30, 2022	December 31, 2021
Commercial, financial, agricultural (1)	$1,513,091	$1,423,270
Lease financing	108,517	80,192
Real estate – construction:
Residential	359,754	302,275
Commercial	855,302	802,621
Total real estate – construction	1,215,056	1,104,896
Real estate – 1-4 family mortgage:
Primary	2,144,119	1,816,120
Home equity	499,626	474,604
Rental/investment	322,844	288,474
Land development	161,300	145,048
Total real estate – 1-4 family mortgage	3,127,889	2,724,246
Real estate – commercial mortgage:
Owner-occupied	1,562,952	1,563,351
Non-owner occupied	3,320,116	2,856,947
Land development	133,597	128,739
Total real estate – commercial mortgage	5,016,665	4,549,037
Installment loans to individuals	128,946	143,340
Gross loans	11,110,164	10,024,981
Unearned income	(5,160)	(4,067)
Loans, net of unearned income	11,105,004	10,020,914
Allowance for credit losses on loans	(174,356)	(164,171)
Net loans	$10,930,648	$9,856,743
(1)Includes Paycheck Protection Program (“PPP”) loans of $5,476 and $58,391 as of September 30, 2022 and December 31, 2021, respectively.

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
The Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses in the Company’s loan portfolio. As of September 30, 2022 and December 31, 2021, the Company had accrued interest receivable for loans of $45,293 and $41,692, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets. Although the Company made the election to exclude accrued interest from the measurement of the allowance for credit losses, the Company did have an allowance for credit losses on interest deferred as part of the loan

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
deferral program established in 2020 in response to the COVID-19 pandemic of $1,263 and $1,273, respectively, as of September 30, 2022 and December 31, 2021.
The following tables provide a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Three Months Ended September 30, 2022
Allowance for credit losses:
Beginning balance	$30,193	$17,290	$41,910	$64,373	$1,802	$10,563	$166,131
Charge-offs	(373)	—	(208)	(1,956)	—	(722)	(3,259)
Recoveries	415	—	378	50	113	728	1,684
Net (charge-offs) recoveries	42	—	170	(1,906)	113	6	(1,575)
(Recovery of) provision for credit losses on loans	268	1,454	1,452	6,800	399	(573)	9,800
Ending balance	$30,503	$18,744	$43,532	$69,267	$2,314	$9,996	$174,356
Nine Months Ended September 30, 2022
Allowance for credit losses:
Beginning balance	$33,922	$16,419	$32,356	$68,940	$1,486	$11,048	$164,171
Impact of PCD loans acquired during the period	1,648	—	—	—	—	—	1,648
Charge-offs	(4,714)	—	(532)	(2,670)	(7)	(2,351)	(10,274)
Recoveries	1,982	—	725	397	136	2,271	5,511
Net (charge-offs) recoveries	(2,732)	—	193	(2,273)	129	(80)	(4,763)
(Recovery of) provision for credit losses on loans	(2,335)	2,325	10,983	2,600	699	(972)	13,300
Ending balance	$30,503	$18,744	$43,532	$69,267	$2,314	$9,996	$174,356
Period-End Amount Allocated to:
Individually evaluated	$4,064	$—	$—	$2,649	$—	$370	$7,083
Collectively evaluated	26,439	18,744	43,532	66,618	2,314	9,626	167,273
Ending balance	$30,503	$18,744	$43,532	$69,267	$2,314	$9,996	$174,356
Loans:
Individually evaluated	$9,088	$153	$5,965	$19,043	$—	$370	$34,619
Collectively evaluated	1,504,003	1,214,903	3,121,924	4,997,622	103,357	128,576	11,070,385
Ending balance	$1,513,091	$1,215,056	$3,127,889	$5,016,665	$103,357	$128,946	$11,105,004

Nonaccruing loans with no allowance for credit losses	$429	$153	$5,809	$4,633	$—	$2	$11,026

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total

Three Months Ended September 30, 2021
Allowance for credit losses:
Beginning balance	$36,994	$15,729	$31,303	$74,893	$1,511	$11,924	$172,354
Charge-offs	(1,225)	—	(276)	(184)	(13)	(1,281)	(2,979)
Recoveries	418	—	193	190	11	1,051	1,863
Net (charge-offs) recoveries	(807)	—	(83)	6	(2)	(230)	(1,116)
(Recovery of) Provision for credit losses on loans	(1,210)	440	961	(1,004)	61	(448)	(1,200)
Ending balance	$34,977	$16,169	$32,181	$73,895	$1,570	$11,246	$170,038
Nine Months Ended September 30, 2021
Allowance for credit losses:
Beginning balance	$39,031	$16,047	$32,165	$76,127	$1,624	$11,150	$176,144
Charge-offs	(5,907)	(52)	(529)	(416)	(13)	(4,286)	(11,203)
Recoveries	940	13	855	504	36	3,949	6,297
Net (charge-offs) recoveries	(4,967)	(39)	326	88	23	(337)	(4,906)
(Recovery of) Provision for credit losses on loans	913	161	(310)	(2,320)	(77)	433	(1,200)
Ending balance	$34,977	$16,169	$32,181	$73,895	$1,570	$11,246	$170,038
Period-End Amount Allocated to:
Individually evaluated	$9,717	$—	$206	$5,968	$—	$607	$16,498
Collectively evaluated	25,260	16,169	31,975	67,927	1,570	10,639	153,540
Ending balance	$34,977	$16,169	$32,181	$73,895	$1,570	$11,246	$170,038
Loans:
Individually evaluated	$15,193	$—	$5,311	$19,120	$—	$617	$40,241
Collectively evaluated	1,420,826	1,091,296	2,719,432	4,516,610	79,215	149,204	9,976,583
Ending balance	$1,436,019	$1,091,296	$2,724,743	$4,535,730	$79,215	$149,821	$10,016,824

Nonaccruing loans with no allowance for credit losses	$2,658	$—	$3,039	$2,865	$—	$10	$8,572

The Company recorded a provision for credit losses of $9,800 during the third quarter of 2022, as compared to a negative provision for credit losses $1,200 recorded in the third quarter of 2021. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. The provision activity during the current quarter was primarily driven by strong loan growth.
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
The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended September 30,	2022	2021
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$19,935	$20,535
Provision for (recovery of provision for) credit losses on unfunded loan commitments (included in other noninterest expense)	—	(200)
Ending balance	$19,935	$20,335

Nine Months Ended September 30,	2022	2021
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,035	$20,535
Recovery of provision for credit losses on unfunded loan commitments (included in other noninterest expense)	(100)	(200)
Ending balance	$19,935	$20,335

Note 6 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”) purchased and non purchased, net of valuation allowances and direct write-downs, as of the dates presented:

	Purchased OREO	Non Purchased OREO	Total OREO
September 30, 2022
Residential real estate	$173	$740	$913
Commercial real estate	—	62	62
Residential land development	242	4	246
Commercial land development	1,130	61	1,191
Total	$1,545	$867	$2,412
December 31, 2021
Residential real estate	$93	$166	$259
Commercial real estate	39	722	761
Residential land development	301	4	305
Commercial land development	1,156	59	1,215
Total	$1,589	$951	$2,540

Changes in the Company’s purchased and non purchased OREO were as follows:

	Purchased OREO	Non Purchased OREO	Total OREO
Balance at January 1, 2022	$1,589	$951	$2,540
Transfers of loans	190	1,638	1,828
Impairments	(96)	(14)	(110)
Dispositions	(137)	(1,710)	(1,847)
Other	(1)	2	1
Balance at September 30, 2022	$1,545	$867	$2,412

At September 30, 2022 and December 31, 2021, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $780 and $22, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Repairs and maintenance	$24	$17	$44	$60
Property taxes and insurance	7	6	69	54
Impairments	59	173	110	290
Net (gains) losses on OREO sales	(54)	(24)	(611)	(74)
Rental income	(2)	(4)	(6)	(17)
Total	$34	$168	$(394)	$313

Note 7 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the nine months ended September 30, 2022 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2022	$936,916	$2,767	$939,683
Additions to goodwill from the Southeastern Commercial Finance, LLC acquisition	6,608	—	6,608
Balance at September 30, 2022	$943,524	$2,767	$946,291

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2022
Core deposit intangibles	$82,492	$(63,190)	$19,302
Customer relationship intangible	2,470	(1,602)	868
Total finite-lived intangible assets	$84,962	$(64,792)	$20,170
December 31, 2021
Core deposit intangibles	$82,492	$(59,399)	$23,093
Customer relationship intangible	2,470	(1,465)	1,005
Total finite-lived intangible assets	$84,962	$(60,864)	$24,098

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Amortization expense for:
Core deposit intangibles	$1,206	$1,436	$3,791	$4,482
Customer relationship intangible	45	45	136	136
Total intangible amortization	$1,251	$1,481	$3,927	$4,618

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
MSRs are evaluated for impairment (or reversals of prior impairments) quarterly based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance in the amount that unamortized cost exceeds fair value. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances related to servicing rights are reported in “Mortgage banking income” on the Consolidated Statements of Income.
There was no valuation adjustment on MSRs during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, there was a positive valuation adjustment of $13,561 which was caused primarily by an increase in mortgage interest rates and a corresponding decrease in actual prepayment speeds.
During the third quarter of 2022, the Company sold MSRs relating to mortgage loans having an aggregate unpaid principal balance of $1,700,823 to a third party for net proceeds of $18,525, resulting in a gain of $2,960.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2022	$89,018
Sale of MSRs	(15,565)
Capitalization	18,052
Amortization	(9,525)
Balance at September 30, 2022	$81,980

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2022	December 31, 2021
Unpaid principal balance	$7,406,373	$8,728,629

Weighted-average prepayment speed (CPR)	7.08%	10.56%
Estimated impact of a 10% increase	$(5,254)	$(3,875)
Estimated impact of a 20% increase	(10,089)	(7,464)

Discount rate	10.34%	9.82%
Estimated impact of a 10% increase	$(323)	$(4,153)
Estimated impact of a 20% increase	(891)	(8,119)

Weighted-average coupon interest rate	3.43%	3.29%
Weighted-average servicing fee (basis points)	32.14	30.37
Weighted-average remaining maturity (in years)	8.24	6.69

The Company recorded servicing fees of $4,445 and $4,891 for the three months ended September 30, 2022 and 2021, respectively, and servicing fees of $13,868 and $13,578 for the nine months ended September 30, 2022 and 2021, respectively, all of which are included in “Mortgage banking income” in the Consolidated Statements of Income.

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

Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Service cost	$—	$—	$1	$2
Interest cost	185	171	3	4
Expected return on plan assets	(421)	(442)	—	—
Recognized actuarial loss (gain)	60	67	(19)	—
Net periodic (return) benefit cost	$(176)	$(204)	$(15)	$6

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Service cost	$—	$—	$3	$4
Interest cost	554	512	9	11
Expected return on plan assets	(1,263)	(1,326)	—	—
Recognized actuarial loss (gain)	182	199	(57)	(2)
Net periodic (return) benefit cost	$(527)	$(615)	$(45)	$13

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Incentive Compensation Plans
The Company maintains a long-term equity compensation plan that provides for the grant of stock options and the award of restricted stock. There were no stock options granted, nor compensation expense associated with options recorded, during the nine months ended September 30, 2022 or 2021. There were no stock options outstanding as of September 30, 2022.

The Company also awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to non-employee directors, executives, and other officers and employees.
The following table summarizes the changes in restricted stock as of and for the nine months ended September 30, 2022:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	146,561	$34.67	603,714	$34.48
Awarded	63,308	38.62	295,406	37.51
Vested	—	—	(222,283)	32.81
Cancelled	(5,465)	37.26	(23,461)	37.23
Nonvested at end of period	204,404	$35.83	653,376	$36.32

During the nine months ended September 30, 2022, the Company reissued 187,951 shares from treasury in connection with awards of restricted stock. The Company recorded total stock-based compensation expense of $2,268 and $2,595 for the three months ended September 30, 2022 and 2021, respectively, and $8,558 and $7,736 for the nine months ended September 30, 2022, respectively.

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
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Balance Sheet	September 30, 2022		December 31, 2021
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$223,569	$11,343	$185,447	$4,711
Interest rate lock commitments	Other Assets	44,785	657	310,941	5,304
Forward commitments	Other Assets	225,000	8,941	280,000	667
Totals		$493,354	$20,941	$776,388	$10,682
Derivative liabilities:
Interest rate contracts	Other Liabilities	$223,569	$11,343	$185,447	$4,711
Interest rate lock commitments	Other Liabilities	84,830	1,861	19,961	43
Forward commitments	Other Liabilities	10,000	49	320,000	736
Totals		$318,399	$13,253	$525,408	$5,490
Gains and losses included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest rate contracts:
Included in interest income on loans	$811	$589	$1,255	$1,795
Interest rate lock commitments:
Included in mortgage banking income	(4,046)	(3,251)	(6,466)	(12,655)
Forward commitments
Included in mortgage banking income	9,381	5,310	8,962	8,590
Total	$6,146	$2,648	$3,751	$(2,270)
Derivatives designated as cash flow hedges
Cash flow hedge relationships mitigate exposure to the variability of future cash flow or other forecasted transactions. The Company uses both interest rate swap contracts and interest rate collars in an effort to manage future interest rate exposure on borrowings. The swap hedging strategy converts the LIBOR-based variable interest rate on the forecasted borrowings to a fixed interest rate. The collar hedging strategy stabilizes interest rate fluctuation by setting both a floor and a cap. The Company entered into an interest rate collar in June 2022 with a 2.25% floor and 4.57% cap. The Company entered into a second interest rate collar in October 2022 with a 2.75% floor and 4.75% cap. As of September 30, 2022, the Company is hedging its exposure to the variability of future cash flows through 2032 and a portion of these hedges are forward starting.
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	September 30, 2022		December 31, 2021
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$130,000	$25,266	$100,000	$7,016
Derivative liabilities:
Interest rate swaps	Other Liabilities	$—	$—	$62,000	$2,902
Interest rate collars	Other Liabilities	250,000	1,934	—	—
Totals		$250,000	$1,934	$62,000	$2,902
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
There were no ineffective portions for the nine months ended September 30, 2022 or 2021. The impact on other comprehensive income for the nine months ended September 30, 2022 and 2021 is discussed in Note 13, “Other Comprehensive Income (Loss).”
Derivatives designated as fair value hedges
Fair value hedges protect against changes in the fair value of an asset, liability, or firm commitment. The Company enters into interest rate swap agreements to manage interest rate exposure on certain of the Company’s fixed-rate subordinated notes. The agreements convert the fixed interest rates to LIBOR-based variable interest rates.
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	September 30, 2022		December 31, 2021
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$20,643	$100,000	$5,411
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2022	2021	2022	2021
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$(10,495)	$(764)	$(15,232)	$(4,941)
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$10,495	$764	$15,232	$4,941
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Long-term debt	$77,984	$93,085	$20,643	$5,411
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Gross amounts recognized	$45,510	$8,007	$22,665	$13,436
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	45,510	8,007	22,665	13,436
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	22,665	7,208	22,665	7,208
Financial collateral pledged	—	—	—	6,228
Net amounts	$22,845	$799	$—	$—

Note 11 – Income Taxes
(In Thousands)
The following table is a summary of the Company’s temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates presented.

	September 30,	December 31,
	2022	2021
Deferred tax assets
Allowance for credit losses	$51,156	$50,712
Loans	2,017	2,855
Deferred compensation	14,029	14,522
Net unrealized losses on securities	73,827	3,545
Impairment of assets	355	392
Net operating loss carryforwards	682	1,211
Investment in partnerships	1,010	890
Lease liabilities under operating leases	15,013	17,106
Other	2,954	3,241
Total deferred tax assets	161,043	94,474
Deferred tax liabilities
Fixed assets	9,735	5,339
Mortgage servicing rights	18,984	20,779
Junior subordinated debt	2,018	2,130
Intangibles	2,817	3,177
Lease right-of-use asset	14,395	16,209
Other	1,178	1,607
Total deferred tax liabilities	49,127	49,241
Net deferred tax assets	$111,916	$45,233

For the nine months ended September 30, 2022 and 2021, the Company recorded a provision for income taxes totaling $32,355 and $35,572, respectively. The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences.
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
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
September 30, 2022
Financial assets:
Securities available for sale	$—	$1,569,242	$—	$1,569,242
Derivative instruments	—	46,207	—	46,207
Mortgage loans held for sale in loans held for sale	—	144,642	—	144,642
Total financial assets	$—	$1,760,091	$—	$1,760,091
Financial liabilities:
Derivative instruments:	$—	$35,830	$—	$35,830

	Level 1	Level 2	Level 3	Totals
December 31, 2021
Financial assets:
Securities available for sale	$—	$2,386,052	$—	$2,386,052
Derivative instruments	—	17,698	—	17,698
Mortgage loans held for sale in loans held for sale	—	453,533	—	453,533
Total financial assets	$—	$2,857,283	$—	$2,857,283
Financial liabilities:
Derivative instruments	$—	$13,803	$—	$13,803

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the nine months ended September 30, 2022.
For the three and nine months ended September 30, 2022 and the three months ended September 30, 2021, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs. The following table provides a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, for the nine months ended September 30, 2021.

2021
Three Months Ended September 30, 2022	Trust preferred securities
Nine Months Ended September 30,
Balance at beginning of period	$9,012
Accretion included in net income	7
Unrealized gains included in other comprehensive income	941
Realized losses	2,061
Purchases	(12,021)
Balance at end of period	$—

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$12,107	$12,107
OREO	—	—	2,412	2,412
Total	$—	$—	$14,519	$14,519

December 31, 2021	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$7,928	$7,928
OREO	—	—	2,540	2,540
Total	$—	$—	$10,468	$10,468

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Individually evaluated loans: Loans are individually evaluated for credit losses each quarter taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Individually evaluated loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Individually evaluated loans that were measured or re-measured at fair value had a carrying value of $14,774 and $12,939 at September 30, 2022 and December 31, 2021, respectively, and a specific reserve for these loans of $2,667 and $5,011 was included in the allowance for credit losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets as of the dates presented:

	September 30, 2022	December 31, 2021
Carrying amount prior to remeasurement	$2,517	$2,556
Impairment recognized in results of operations	(105)	(16)
Fair value	$2,412	$2,540

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at September 30, 2022 and December 31, 2021. There were no valuation adjustments on MSRs during the nine months ended September 30, 2022 and $13,561 of positive valuation adjustments recognized during the nine months ended September 30, 2021.
The following table presents information as of September 30, 2022 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans, net of allowance for credit losses	$12,107	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$2,412	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

Fair Value Option
The Company has elected to measure all mortgage loans held for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.
Net losses of $14,537 and $10,425 resulting from fair value changes of these mortgage loans were recorded in income during the nine months ended September 30, 2022 and 2021, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2022 and December 31, 2021:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2022
Mortgage loans held for sale measured at fair value	$144,642	$147,363	$(2,721)

December 31, 2021
Mortgage loans held for sale measured at fair value	$453,533	$441,717	$11,816

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of September 30, 2022	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$479,500	$479,500	$—	$—	$479,500
Securities held to maturity	1,353,502	—	1,218,656	—	1,218,656
Securities available for sale	1,569,242	—	1,569,242	—	1,569,242
Loans held for sale	144,642	—	144,642	—	144,642
Loans, net	10,930,648	—	—	10,392,244	10,392,244
Mortgage servicing rights	81,980	—	—	119,752	119,752
Derivative instruments	46,207	—	46,207	—	46,207
Financial liabilities
Deposits	$13,432,124	$12,225,041	$1,167,728	$—	$13,392,769
Short-term borrowings	312,818	312,818	—	—	312,818
Junior subordinated debentures	111,807	—	101,088	—	101,088
Subordinated notes	315,014	—	284,000	—	284,000
Derivative instruments	35,830	—	35,830	—	35,830

		Fair Value
As of December 31, 2021	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,877,965	$1,877,965	$—	$—	$1,877,965
Securities held to maturity	416,357	—	415,552	—	415,552
Securities available for sale	2,386,052	—	2,386,052	—	2,386,052
Loans held for sale	453,533	—	453,533	—	453,533
Loans, net	9,856,743	—	—	9,690,604	9,690,604
Mortgage servicing rights	89,018	—	—	99,425	99,425
Derivative instruments	17,698	—	17,698	—	17,698
Financial liabilities
Deposits	$13,905,724	$12,494,342	$1,408,397	$—	$13,902,739
Short-term borrowings	13,947	13,947	—	—	13,947
Federal Home Loan Bank advances	417	—	422	—	422
Junior subordinated debentures	111,373	—	106,682	—	106,682
Subordinated notes	359,419	—	373,950	—	373,950
Derivative instruments	13,803	—	13,803	—	13,803

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended September 30, 2022
Securities available for sale:
Unrealized holding losses on securities	$(85,283)	$(21,704)	$(63,579)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	1,619	412	1,207
Total securities available for sale	(83,664)	(21,292)	(62,372)
Derivative instruments:
Unrealized holding gains on derivative instruments	2,262	575	1,687
Total derivative instruments	2,262	575	1,687
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	42	11	31
Total defined benefit pension and post-retirement benefit plans	42	11	31
Total other comprehensive loss	$(81,360)	$(20,706)	$(60,654)
Three months ended September 30, 2021
Securities available for sale:
Unrealized holding losses on securities	$(12,408)	$(3,158)	$(9,250)
Reclassification adjustment for gains realized in net income	(764)	(194)	(570)
Total securities available for sale	(13,172)	(3,352)	(9,820)
Derivative instruments:
Unrealized holding gains on derivative instruments	1,629	414	1,215
Total derivative instruments	1,629	414	1,215
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	67	18	49
Total defined benefit pension and post-retirement benefit plans	67	18	49
Total other comprehensive loss	$(11,476)	$(2,920)	$(8,556)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Nine months ended September 30, 2022
Securities available for sale:
Unrealized holding losses on securities	$(296,444)	$(75,445)	$(220,999)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	1,300	331	969
Total securities available for sale	(295,144)	(75,114)	(220,030)
Derivative instruments:
Unrealized holding gains on derivative instruments	19,219	4,891	14,328
Total derivative instruments	19,219	4,891	14,328
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	125	32	93
Total defined benefit pension and post-retirement benefit plans	125	32	93
Total other comprehensive loss	$(275,800)	$(70,191)	$(205,609)

Nine months ended September 30, 2021
Securities available for sale:
Unrealized holding losses on securities	$(27,487)	$(6,996)	$(20,491)
Reclassification adjustment for gains realized in net income	(2,121)	(539)	(1,582)
Total securities available for sale	(29,608)	(7,535)	(22,073)
Derivative instruments:
Unrealized holding gains on derivative instruments	10,129	2,578	7,551
Total derivative instruments	10,129	2,578	7,551
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	197	49	148
Total defined benefit pension and post-retirement benefit plans	197	49	148
Total other comprehensive loss	$(19,282)	$(4,908)	$(14,374)

The accumulated balances for each component of other comprehensive income, net of tax, were as follows as of the dates presented:

	September 30, 2022	December 31, 2021
Unrealized losses on securities	$(229,146)	$(9,116)
Unrealized gains on derivative instruments	18,290	3,963
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(5,196)	(5,290)
Total accumulated other comprehensive loss	$(216,052)	$(10,443)

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

	Three Months Ended
	September 30,
	2022	2021
Basic
Net income applicable to common stock	$46,567	$40,063
Average common shares outstanding	55,947,214	56,146,285
Net income per common share - basic	$0.83	$0.71
Diluted
Net income applicable to common stock	$46,567	$40,063
Average common shares outstanding	55,947,214	56,146,285
Effect of dilutive stock-based compensation	301,506	300,899
Average common shares outstanding - diluted	56,248,720	56,447,184
Net income per common share - diluted	$0.83	$0.71

	Nine Months Ended
	September 30,
	2022	2021
Basic
Net income applicable to common stock	$119,792	$138,838
Average common shares outstanding	55,888,226	56,237,056
Net income per common share - basic	$2.14	$2.47
Diluted
Net income applicable to common stock	$119,792	$138,838
Average common shares outstanding	55,888,226	56,237,056
Effect of dilutive stock-based compensation	281,660	296,038
Average common shares outstanding - diluted	56,169,886	56,533,094
Net income per common share - diluted	$2.13	$2.46

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	September 30,
	2022	2021
Number of shares	9,750	19,929

	Nine Months Ended
	September 30,
	2022	2021
Number of shares	19,750	19,929

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	September 30, 2022		December 31, 2021
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,493,705	9.39%	$1,422,077	9.15%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,385,489	10.64%	1,314,295	11.18%
Tier 1 Capital to Risk-Weighted Assets	1,493,705	11.47%	1,422,077	12.10%
Total Capital to Risk-Weighted Assets	1,973,206	15.15%	1,897,167	16.14%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,645,539	10.34%	$1,580,904	10.18%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,645,539	12.61%	1,580,904	13.46%
Tier 1 Capital to Risk-Weighted Assets	1,645,539	12.61%	1,580,904	13.46%
Total Capital to Risk-Weighted Assets	1,789,382	13.71%	1,697,163	14.44%

Common Equity Tier 1 Capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. The required capital conservation buffer is 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. As shown in the table above, as of September 30, 2022, the Company’s CET1 capital was in excess of the capital conservation buffer.

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
The following tables provide financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended September 30, 2022
Net interest income (loss)	$134,528	$98	$794	$(5,102)	$130,318
Provision for credit losses	9,800	—	—	—	9,800
Noninterest income (loss)	32,324	3,123	6,132	(393)	41,186
Noninterest expense	94,474	2,190	4,553	357	101,574
Income (loss) before income taxes	62,578	1,031	2,373	(5,852)	60,130
Income tax expense (benefit)	14,811	268	—	(1,516)	13,563
Net income (loss)	$47,767	$763	$2,373	$(4,336)	$46,567

Total assets	$16,369,592	$35,761	$73,704	$(7,958)	$16,471,099
Goodwill	$943,524	$2,767	—	—	$946,291

Three months ended September 30, 2021
Net interest income (loss)	$106,506	$115	$404	$(3,733)	$103,292
Provision for (recovery of provision for) credit losses	(1,088)	—	(112)	—	(1,200)
Noninterest income (loss)	42,546	2,835	5,820	(446)	50,755
Noninterest expense	97,437	2,095	4,189	278	103,999
Income (loss) before income taxes	52,703	855	2,147	(4,457)	51,248
Income tax expense (benefit)	12,117	220	—	(1,152)	11,185
Net income (loss)	$40,586	$635	$2,147	$(3,305)	$40,063

Total assets	$16,040,728	$33,036	$67,204	$14,582	$16,155,550
Goodwill	$936,916	$2,767	—	—	$939,683

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Nine months ended September 30, 2022
Net interest income (loss)	$356,040	$286	$1,813	$(14,677)	$343,462
Provision for credit losses	13,300	—	—	—	13,300
Noninterest income (loss)	89,359	8,831	18,952	(1,284)	115,858
Noninterest expense	272,594	6,311	13,899	1,069	293,873
Income (loss) before income taxes	159,505	2,806	6,866	(17,030)	152,147
Income tax expense (benefit)	36,035	734	—	(4,414)	32,355
Net income (loss)	$123,470	$2,072	$6,866	$(12,616)	$119,792

Total assets	$16,369,592	$35,761	$73,704	$(7,958)	$16,471,099
Goodwill	$943,524	$2,767	$—	$—	$946,291

Nine months ended September 30, 2021
Net interest income (loss)	$332,234	$333	$1,184	$(11,232)	$322,519
Provision for (recovery of provision for) credit losses	(1,088)	—	(112)	—	(1,200)
Noninterest income (loss)	155,765	8,558	16,421	(1,342)	179,402
Noninterest expense	309,449	6,005	12,337	920	328,711
Income (loss) before income taxes	179,638	2,886	5,380	(13,494)	174,410
Income tax expense (benefit)	38,320	740	—	(3,488)	35,572
Net income (loss)	$141,318	$2,146	$5,380	$(10,006)	$138,838

Total assets	$16,040,728	$33,036	$67,204	$14,582	$16,155,550
Goodwill	$936,916	$2,767	$—	$—	$939,683

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
Important factors currently known to management that could cause our actual results to differ materially from those in forward-looking statements include the following: (i) the Company’s ability to efficiently integrate acquisitions into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management; (ii) the effect of economic conditions and interest rates on a national, regional or international basis; (iii) timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (iv) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, mortgage lending and auto lending industries; (v) the financial resources of, and products available from, competitors; (vi) changes in laws and regulations as well as changes in accounting standards; (vii) changes in policy by regulatory agencies; (viii) changes in the securities and foreign exchange markets; (ix) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (x) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers; (xi) an insufficient allowance for credit losses on loans or unfunded commitments as a result of inaccurate assumptions; (xii) general economic, market or business conditions, including the impact of inflation and changes in monetary policy by the Federal Reserve Board; (xiii) changes in demand for loan products and financial services; (xiv) concentration of credit exposure; (xv) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; (xvi) increased cybersecurity risk, including potential network breaches, business disruptions or financial losses; (xvii) civil unrest, natural disasters, epidemics (including the re-emergence of the COVID-19 pandemic) and other catastrophic events in the Company’s geographic area; (xviii) the impact, extent and timing of technological changes; and (xix) other circumstances, many of which are beyond management’s control. Management believes that the assumptions underlying the Company’s forward-looking statements are reasonable, but any of the assumptions could prove to be inaccurate.
The Company undertakes no obligation, and specifically disclaims any obligation, to update or revise forward-looking statements, whether as a result of new information or to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by federal securities laws.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at September 30, 2022 compared to December 31, 2021.
Assets
Total assets were $16,471,099 at September 30, 2022 compared to $16,810,311 at December 31, 2021. Renasant Bank (“Renasant Bank” or the “Bank”) acquired Southeastern Commercial Finance, LLC, an asset-based lending company headquartered in Birmingham, Alabama, effective March 1, 2022, which added $43,946 in total assets, including $28,110 in loans, on the date of acquisition.
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

	September 30, 2022		December 31, 2021
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
U.S. Treasury securities	$—	—%	$3,010	0.11%
Obligations of other U.S. Government agencies and corporations	164,520	5.63	—	—
Obligations of states and political subdivisions	433,410	14.83	426,751	15.23
Mortgage-backed securities	2,188,182	74.87	2,313,167	82.54
Other debt securities	136,664	4.67	59,513	2.12
	$2,922,776	100.00%	$2,802,441	100.00%
Allowance for credit losses - held to maturity securities	(32)		(32)
Securities, net of allowance for credit losses	$2,922,744		$2,802,409
During the nine months ended September 30, 2022, we deployed a portion of our excess liquidity into the securities portfolio and purchased $800,260 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised approximately 62% of these purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Obligations of other U.S. Government agencies and corporations comprised approximately 21% of purchases made during the first nine months of 2022. Obligations of state and political subdivisions comprised approximately 5% of purchases made during the first nine months of 2022. Other debt securities in our investment portfolio, consisting of corporate debt securities, issuances from the Small Business Administration (“SBA”) and subordinated debt issuances, comprised the remaining 12% of purchases made during the first nine months of 2022.
During the third quarter, the Company transferred, at fair value, $882,927 of securities from the available for sale portfolio to the held to maturity portfolio as the Company has no intention to sell these securities. The related net unrealized losses of $99,675 (after tax losses of $74,307) remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of transfer.
Rising interest rates in the first three quarters of 2022 had a negative impact on the value of our securities portfolio resulting in a fair market value adjustment of our available for sale securities of $296,442, which contributed to our accumulated other comprehensive loss.
Proceeds from maturities, calls and principal payments on securities during the first nine months of 2022 totaled $372,484. The Company did not sell any securities during the first nine months of 2022. Proceeds from the maturities, calls and principal payments on securities during the first nine months of 2021 totaled $329,520. The Company sold municipal securities, residential mortgage backed securities, trust preferred securities and other debt securities with a carrying value of $174,285 at the time of sale for net proceeds of $176,406, resulting in a net gain on sale of $2,121 during the first nine months of 2021.
For more information about the Company’s security portfolio, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans Held for Sale
Loans held for sale, which consist of residential mortgage loans being held until they are sold in the secondary market, were $144,642 at September 30, 2022, as compared to $453,533 at December 31, 2021. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Loans
Total loans, excluding loans held for sale, were $11,105,004 at September 30, 2022 and $10,020,914 at December 31, 2021. Non purchased loans totaled $10,259,840 at September 30, 2022 compared to $9,011,011 at December 31, 2021. Loans purchased in previous acquisitions totaled $845,164 and $1,009,903 at September 30, 2022 and December 31, 2021, respectively.
The tables below set forth the balance of loans outstanding, net of unearned income and excluding loans held for sale, by loan type and the percentage of each loan type to total loans as of the dates presented:

	September 30, 2022
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural (1)	$1,435,275	$77,816	$1,513,091	13.63%
Lease financing, net of unearned income	103,357	—	103,357	0.93
Real estate – construction:
Residential	359,367	387	359,754	3.24
Commercial	848,941	6,361	855,302	7.70
Total real estate – construction	1,208,308	6,748	1,215,056	10.94
Real estate – 1-4 family mortgage:
Primary	2,041,885	102,234	2,144,119	19.31
Home equity	456,765	42,861	499,626	4.50
Rental/investment	306,165	16,679	322,844	2.91
Land development	151,986	9,314	161,300	1.45
Total real estate – 1-4 family mortgage	2,956,801	171,088	3,127,889	28.17
Real estate – commercial mortgage:
Owner-occupied	1,368,196	194,756	1,562,952	14.07
Non-owner occupied	2,963,631	356,485	3,320,116	29.90
Land development	120,026	13,571	133,597	1.20
Total real estate – commercial mortgage	4,451,853	564,812	5,016,665	45.17
Installment loans to individuals	104,246	24,700	128,946	1.16
Total loans, net of unearned income	$10,259,840	$845,164	$11,105,004	100.00%
(1)Includes Paycheck Protection Program (“PPP”) loans of $5,477 as of September 30, 2022.

	December 31, 2021
	Non Purchased	Purchased	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural (1)	$1,332,962	$90,308	$1,423,270	14.20%
Lease financing, net of unearned income	76,125	—	76,125	0.76
Real estate – construction:
Residential	300,988	1,287	302,275	3.02
Commercial	798,914	3,707	802,621	8.01
Total real estate – construction	1,099,902	4,994	1,104,896	11.03
Real estate – 1-4 family mortgage:
Primary	1,682,050	134,070	1,816,120	18.12
Home equity	423,108	51,496	474,604	4.74
Rental/investment	268,245	20,229	288,474	2.88
Land development	135,070	9,978	145,048	1.45
Total real estate – 1-4 family mortgage	2,508,473	215,773	2,724,246	27.19
Real estate – commercial mortgage:
Owner-occupied	1,329,219	234,132	1,563,351	15.60
Non-owner occupied	2,446,370	410,577	2,856,947	28.51
Land development	110,395	18,344	128,739	1.28
Total real estate – commercial mortgage	3,885,984	663,053	4,549,037	45.39
Installment loans to individuals	107,565	35,775	143,340	1.43
Total loans, net of unearned income	$9,011,011	$1,009,903	$10,020,914	100.00%

(1)Includes PPP loans of $58,391 as of December 31, 2021.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2022, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $13,432,124 and $13,905,724 at September 30, 2022 and December 31, 2021, respectively. Noninterest-bearing deposits were $4,827,220 and $4,718,124 at September 30, 2022 and December 31, 2021, respectively, while interest-bearing deposits were $8,604,904 and $9,187,600 at September 30, 2022 and December 31, 2021, respectively. Although there was an overall decline in deposits, noninterest-bearing deposits increased $109,096, and the Company's liquidity position remains strong.
Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding time deposits greater than $250,000). Noninterest-bearing deposits represented 35.94% of total deposits at September 30, 2022, as compared to 33.93% of total deposits at December 31, 2021. Under certain circumstances, management may elect to acquire non-core deposits (in the form of time deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits were $1,696,290 and

$1,787,414 at September 30, 2022 and December 31, 2021, respectively, and represented 12.63% and 12.85% of total deposits as of September 30, 2022 and December 31, 2021, respectively.
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

	September 30, 2022	December 31, 2021
Security repurchase agreements	$12,818	$13,947
Short-term borrowings from the FHLB	300,000	—
	$312,818	$13,947
Long-term debt typically consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The following table presents our long-term debt by type as of the dates presented:

	September 30, 2022	December 31, 2021
Long-term FHLB advances	$—	$417
Junior subordinated debentures	111,807	111,373
Subordinated notes	315,014	359,419
	$426,821	$471,209
Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. The Company had $3,818,637 of availability on unused lines of credit with the FHLB at September 30, 2022, as compared to $4,214,274 at December 31, 2021.
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

Results of Operations
Net Income
Net income for the third quarter of 2022 was $46,567 compared to net income of $40,063 for the third quarter of 2021. Basic and diluted earnings per share (“EPS”) for the third quarter of 2022 were $0.83 as compared to basic and diluted EPS of $0.71 for the third quarter of 2021. Net income for the nine months ended September 30, 2022, was $119,792 compared to net income of $138,838 for the same period in 2021. Basic and diluted EPS were $2.14 and $2.13, respectively, for the first nine months of 2022 as compared to $2.47 and $2.46 for the first nine months of 2021.
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

	Three Months Ended
	September 30, 2022			September 30, 2021
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Gain on sale of MSR	$(2,960)	$(2,292)	$(0.04)	$—	$—	$—
COVID-19 related expenses	—	—	—	323	253	—

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$687	$541	$0.01	$—	$—	$—
Gain on sale of MSR	(2,960)	(2,330)	(0.04)
MSR valuation adjustment	—	—	—	(13,561)	(10,549)	(0.19)
Restructuring charges	732	576	0.01	307	239	—
COVID-19 related expenses	—	—	—	1,478	1,151	0.02
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 76.28% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the third quarter of 2022. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $130,318 and $343,462 for the three and nine months ended September 30, 2022, as compared to $103,292 and $322,519 for the same periods in 2021. On a tax equivalent basis, net interest income was $132,435 and $349,139 for the three and nine months ended September 30, 2022, as compared to $105,002 and $327,471 same periods in 2021.
The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category on a tax-equivalent basis for the periods presented:

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$10,829,137	$124,614	4.57%	$10,017,742	$103,770	4.11%
Loans held for sale	143,837	2,075	5.77	451,586	2,376	2.13
Securities:
Taxable	2,773,924	12,439	1.79	1,942,647	6,688	1.38
Tax-exempt(1)	449,927	2,664	2.37	324,219	2,297	2.83
Interest-bearing balances with banks	663,218	3,458	2.07	1,520,227	592	0.15
Total interest-earning assets	14,860,043	145,250	3.89	14,256,421	115,723	3.23
Cash and due from banks	191,358			195,095
Intangible assets	967,154			965,960
Other assets	626,926			712,673
Total assets	$16,645,481			$16,130,149
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$6,462,940	$6,061	0.37%	$6,231,718	$3,821	0.24%
Savings deposits	1,134,665	155	0.05	1,006,847	192	0.08
Time deposits	1,240,439	1,025	0.33	1,506,192	2,959	0.78
Total interest-bearing deposits	8,838,044	7,241	0.33	8,744,757	6,972	0.32
Borrowed funds	572,376	5,574	3.88	482,709	3,749	3.08
Total interest-bearing liabilities	9,410,420	12,815	0.54	9,227,466	10,721	0.46
Noninterest-bearing deposits	4,867,314			4,470,262
Other liabilities	194,339			212,990
Shareholders’ equity	2,173,408			2,219,431
Total liabilities and shareholders’ equity	$16,645,481			$16,130,149
Net interest income/net interest margin		$132,435	3.54%		$105,002	2.93%
(1)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which the Company operates.
(2)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$10,474,305	$329,227	4.20%	$10,431,436	$327,625	4.20%
Loans held for sale	233,266	7,524	4.30	439,954	8,980	2.73
Securities:
Taxable	2,653,735	31,576	1.59	1,505,611	17,077	1.51
Tax-exempt(1)	446,762	8,018	2.39	316,159	6,915	2.92
Interest-bearing balances with banks	1,041,145	6,076	0.78	1,176,378	1,121	0.13
Total interest-earning assets	14,849,213	382,421	3.44	13,869,538	361,718	3.49
Cash and due from banks	201,436			198,955
Intangible assets	967,023			967,458
Other assets	640,403			687,159
Total assets	$16,658,075			$15,723,110
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$6,556,454	$13,306	0.27%	$6,083,179	$11,821	0.26%
Savings deposits	1,123,433	441	0.05	953,391	547	0.08
Time deposits	1,305,800	4,149	0.42	1,575,220	10,552	0.90
Total interest-bearing deposits	8,985,687	17,896	0.27	8,611,790	22,920	0.36
Borrowed funds	534,296	15,386	3.84	483,230	11,327	3.13
Total interest-bearing liabilities	9,519,983	33,282	0.47	9,095,020	34,247	0.50
Noninterest-bearing deposits	4,745,409			4,202,364
Other liabilities	192,744			223,796
Shareholders’ equity	2,199,939			2,201,930
Total liabilities and shareholders’ equity	$16,658,075			$15,723,110
Net interest income/net interest margin		$349,139	3.14%		$327,471	3.16%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume, mix and pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. The rising interest rate environment this year coupled with steady loan growth were the largest contributing factors to the increase in net interest income for the three and nine months ended September 30, 2022, as compared to the same periods in 2021. The Company has continued to focus on lowering, or at least mitigating increases in the cost of funding through growing noninterest-bearing deposits, staying disciplined yet competitive in pricing on interest-bearing deposits in the current rising rate environment and accessing alternative sources of liquidity. During the first six months of 2022, the Company also increased its purchases of investment securities in order to mitigate the pressure on net interest margin. During the third quarter of 2022, the Company slowed its purchases of investment securities, and cash flows were primarily reinvested in the securities portfolio or used to fund loan growth.
The following tables set forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three and nine months ended September 30, 2022, as compared to the same periods in 2021 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute value of amounts calculated):

	Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
	Volume	Rate	Net
Interest income:
Loans held for investment	$8,763	$12,082	$20,845
Loans held for sale	(2,431)	2,130	(301)
Securities:
Taxable	3,320	2,430	5,750
Tax-exempt	792	(425)	367
Interest-bearing balances with banks	(514)	3,380	2,866
Total interest-earning assets	9,930	19,597	29,527
Interest expense:
Interest-bearing demand deposits	147	2,093	2,240
Savings deposits	22	(59)	(37)
Time deposits	(451)	(1,483)	(1,934)
Borrowed funds	760	1,065	1,825
Total interest-bearing liabilities	478	1,616	2,094
Change in net interest income	$9,452	$17,981	$27,433

	Nine months ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
	Volume	Rate	Net
Interest income:
Loans held for investment	$1,438	$164	$1,602
Loans held for sale	(5,301)	3,845	(1,456)
Securities:
Taxable	13,623	876	14,499
Tax-exempt	2,494	(1,391)	1,103
Interest-bearing balances with banks	(143)	5,098	4,955
Total interest-earning assets	12,111	8,592	20,703
Interest expense:
Interest-bearing demand deposits	945	540	1,485
Savings deposits	86	(192)	(106)
Time deposits	(1,571)	(4,832)	(6,403)
Borrowed funds	1,284	2,775	4,059
Total interest-bearing liabilities	744	(1,709)	(965)
Change in net interest income	$11,367	$10,301	$21,668
Interest income, on a tax equivalent basis, was $145,250 and $382,421, respectively, for the three and nine months ended September 30, 2022, as compared to $115,723 and $361,718, for the same periods in 2021. The increase in interest income, on a tax equivalent basis, for the three and nine months ended September 30, 2022 as compared to the same time periods in 2021 is due primarily to continued loan growth as well as the additional interest rate increases by the Federal Reserve since March 2022.
The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Loans held for investment, excl. PPP	72.83%	69.38%	4.57%	4.02%
Paycheck Protection Program	0.04	0.89	0.29	10.95
Loans held for sale	0.97	3.17	5.77	2.13
Securities	21.69	15.90	1.87	1.59
Other	4.47	10.66	2.07	0.15
Total earning assets	100.00%	100.00%	3.89%	3.23%

	Percentage of Total Average Earning Assets		Yield
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Loans held for investment excl. PPP	70.42%	71.04%	4.20%	4.12%
Paycheck Protection Program	0.12	4.17	5.22	5.62
Loans held for sale	1.57	3.17	4.30	2.73
Securities	20.88	13.14	1.70	1.76
Interest-bearing balances with banks	7.01	8.48	0.78	0.13
Total earning assets	100.00%	100.00%	3.44%	3.49%

For the third quarter of 2022, interest income on loans held for investment, on a tax equivalent basis, increased $20,845 to $124,614 from $103,770 for the same period in 2021. For the nine months ended September 30, 2022, interest income on loans held for investment, on a tax equivalent basis, increased $1,602 to $329,227 from $327,625 in the same period in 2021. The Federal Reserve began to raise interest rates in March 2022, which impacted the Company's loan pricing, thereby resulting in the increase in interest income on loans held for investment for the quarterly and year-to-date periods in 2022 as compared to the corresponding periods in 2021. Interest income attributable to PPP loans included in loan interest income for the three months ended September 30, 2022, was $5, which consisted of $17 in interest income and $12 in amortization of net origination costs, as compared to $3,503 for the three months ended September 30, 2021, which consisted of $306 in interest income and $3,197 in accretion of net origination fees. Interest income attributable to PPP loans included in loan interest income for the nine months ended September 30, 2022, was $697, which consisted of $130 in interest income and $567 in accretion of net origination fees, as compared to $24,310 for the nine months ended September 30, 2021, which consisted of $4,222 in interest income and $20,088 in accretion of net origination fees. The PPP origination fees, net of agent fees paid and other origination costs, are being accreted into interest income over the life of the loan. If a PPP loan is forgiven in whole or in part, as provided under the CARES Act, the Company will recognize the non-accreted portion of the net origination fee attributable to the forgiven portion of such loan as of the date of the final forgiveness determination. PPP loans did not impact margin or loan yield during the three or nine months ended September 30, 2022. PPP loans increased margin and loan yield by seven basis points and nine basis points, respectively, in the third quarter of 2021, and 11 basis points and eight basis points, respectively, in the first nine months of 2021.
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans held for investment, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net interest income collected on problem loans	$78	$316	$2,788	$3,835
Accretable yield recognized on purchased loans(1)	1,317	2,871	4,573	8,597
Total impact to interest income on loans	$1,395	$3,187	$7,361	$12,432

Impact to loan yield	0.05%	0.13%	0.09%	0.16%

Impact to net interest margin	0.04%	0.09%	0.07%	0.12%
(1)Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $713 and $1,649 for the third quarter of 2022 and 2021, respectively. The impact was $2,269 and $4,145 for the nine months ended September 30, 2022 and 2021, respectively. This additional interest income increased total loan yield by three and seven basis points for the third quarter of 2022 and 2021, respectively, while increasing net interest margin by two and five basis points for the same respective periods. For the nine months ended September 30, 2022 and 2021, the additional interest income increased total loan yields by three and five basis points, respectively, while increasing net interest margin by two and four basis points, respectively.
For the third quarter of 2022, interest income on loans held for sale (consisting of mortgage loans held for sale) decreased $301 to $2,075 from $2,376 for the same period in 2021. For the nine months ended September 30, 2022, interest income on loans held for sale (consisting of mortgage loans held for sale), decreased $1,456 to $7,524 from $8,980 for the same period in 2021.
Investment income, on a tax equivalent basis, increased $6,118 to $15,103 for the third quarter of 2022 from $8,985 for the third quarter of 2021. Investment income, on a tax equivalent basis, increased $15,602 to $39,594 for the nine months ended September 30, 2022 from $23,992 for the same period in 2021. The tax equivalent yield on the investment portfolio for the third quarter of 2022 was 1.87%, up 28 basis points from 1.59% for the same period in 2021. The tax equivalent yield on the investment portfolio for the nine months ended September 30, 2022 was 1.70%, down 6 basis points from 1.76% in the same period in 2021. The decrease in taxable equivalent yield on securities for the nine months ended September 30, 2022 as compared to the same period in 2021 was a result of the low interest rate environment during the first half of the year before the Federal Reserve rate increases began to be seen in investment security yields. The growth in the Company’s investment securities portfolio during the year offset the loss of investment income due to lower yield on securities and caused the increase in taxable equivalent yield for the three months ended September 30, 2022 as compared to the same period in 2021.
Interest expense was $12,815 for the third quarter of 2022 as compared to $10,721 for the same period in 2021. Interest expense for the nine months ended September 30, 2022 was $33,282 as compared to $34,247 for the same period in 2021.
The following tables present, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Noninterest-bearing demand	34.09%	32.64%	—%	—%
Interest-bearing demand	45.27	45.49	0.37	0.24
Savings	7.95	7.35	0.05	0.08
Time deposits	8.69	11.00	0.33	0.78
Short term borrowings	0.99	0.09	1.30	0.29
Long-term Federal Home Loan Bank advances	—	1.10	—	0.01
Subordinated notes	2.23	1.52	4.55	4.79
Other borrowed funds	0.78	0.81	5.24	4.36
Total deposits and borrowed funds	100.00%	100.00%	0.36%	0.31%

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Noninterest-bearing demand	33.27%	31.60%	—%	—%
Interest-bearing demand	45.96	45.75	0.27	0.26
Savings	7.88	7.17	0.05	0.08
Time deposits	9.15	11.85	0.42	0.90
Short-term borrowings	0.66	0.10	0.98	0.30
Long-term Federal Home Loan Bank advances	—	1.14	1.88	0.03
Subordinated notes	2.30	1.56	4.39	4.97
Other long term borrowings	0.78	0.83	4.66	4.27
Total deposits and borrowed funds	100.00%	100.00%	0.31%	0.34%

Interest expense on deposits was $7,241 and $6,972 for the three months ended September 30, 2022 and 2021, respectively. The cost of total deposits was 0.21% for both periods. Interest expense on deposits was $17,896 and $22,920 for the nine months ended September 30, 2022 and 2021, respectively, and the cost of total deposits was 0.17% and 0.24% for the same respective periods. The decrease in both deposit expense and cost for the nine months ended September 30, 2022 compared to the same period in 2021 is attributable to the Company’s efforts to reduce deposit rates as they repriced in a low interest rate environment. The increase in deposit expense for the third quarter of 2022 compared to the same period in 2021 is due to the recent rising rate environment which has resulted in higher deposit costs, which is expected to continue through the remainder of 2022. During 2022, the Company has continued its efforts to grow and maintain non-interest bearing deposits, and such deposits represent 35.94% of total deposits at September 30, 2022 compared to 33.93% of total deposits at December 31, 2021. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on wholesale borrowings when rates are advantageous as well as higher-costing deposits as dictated by liquidity needs.
Interest expense on total borrowings was $5,574 and $3,749 for the three months ended September 30, 2022 and 2021, respectively. Interest expense on total borrowings was $15,386 and $11,327 for the nine months ended September 30, 2022 and 2021, respectively. The increase in interest expense is a result of higher average borrowings, primarily due to the Company's issuance of $200,000 of subordinated notes in November 2021 and $300,000 in short-term advances from the FHLB in September 2022.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended September 30,		Nine Months Ended September 30,
2022	2021	2022	2021
0.98%	1.25%	0.93%	1.53%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify revenue sources. Noninterest income was $41,186 for the third quarter of 2022 as compared to $50,755 for the same period in 2021. Noninterest income was $115,858 for the nine months ended September 30, 2022 as compared to $179,402 for the same period in 2021. This decrease is primarily due to the reduction in mortgage banking income during the first nine months of 2022 (discussed in more detail below) as compared to record production during the first nine months of 2021.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees (which encompasses traditional overdraft fees as well as non-sufficient funds fees). Service charges on deposit accounts were $10,216 and $9,337 for the third quarter of 2022 and 2021, respectively, and $29,512 and $26,818 for the nine months ended September 30, 2022 and 2021, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,540 for the three months ended September 30, 2022, as compared to $4,876 for the same period in 2021. These fees were $15,967 for the nine months ended September 30, 2022 compared to $13,830 for the same period in 2021. The Company plans to eliminate consumer non-sufficient funds fees as well as transfer fees to linked customer accounts. These changes will take effect January 1, 2023. The fees to be eliminated totaled approximately $1,500 and $4,100 for the three and nine months ended September 30, 2022, respectively.
Fees and commissions were $4,148 during the third quarter of 2022 as compared to $3,837 for the same period in 2021, and were $12,798 for the first nine months of 2022 as compared to $11,847 for the same period in 2021. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. For the third quarter of 2022, interchange fees were $2,341 as compared to $2,685 for the same period in 2021. Interchange fees were $7,419 for the nine months ended September 30, 2022 as compared to $7,901 for the same period in 2021.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $3,108 and $2,829 for the three months ended September 30, 2022 and 2021, respectively, and was $8,253 and $7,488 for the nine months ended September 30, 2022 and 2021, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the number of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $10 and $4 for the three months ended September 30, 2022 and 2021, respectively, and $559 and $1,057 for the nine months ended September 30, 2022 and 2021, respectively.
Our Wealth Management segment has two primary divisions: Trust and Financial Services. The Trust division operates on a custodial basis, which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $5,467 for the third quarter of 2022 compared to $5,371 for the same period in 2021, and was $17,102 for the nine months ended September 30, 2022 compared to $15,182 for the same period in 2021. The market value of assets under management or administration was $4,842,723 and $4,687,357 at September 30, 2022 and September 30, 2021, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $359,444 in the third quarter of 2022 compared to $966,651 for the same period in 2021. Mortgage loan originations totaled $1,436,158 in the nine months ended September 30, 2022 compared to $3,189,474 for the same period in 2021. During the first nine months of 2022 mortgage loan originations continued to normalize and trend toward pre-pandemic levels while margins on the sale of loans in the secondary market compressed as interest rates rose and housing inventories remained below demand. Mortgage banking income was $12,675 and $23,292 for the three months ended September 30, 2022 and 2021, respectively, and was $30,624 for the first nine months ended September 30, 2022 compared to $94,878 for the same period in 2021. During the third quarter of 2022, the Company sold MSRs relating to mortgage loans having an aggregate unpaid principal balance of $1,700,823 to a third party for net proceeds of $18,525, resulting in a gain of $2,960. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain on sales of loans, net (1)	$5,263	$20,116	$14,800	$71,598
Fees, net	2,405	3,420	8,522	12,841
Mortgage servicing income (loss), net	2,047	(244)	4,342	(3,122)
Gain on sale of MSRs	2,960	—	2,960	—
MSR valuation adjustment	—	—	—	13,561
Mortgage banking income, net	$12,675	$23,292	$30,624	$94,878
(1) Gain on sales of loans, net includes pipeline fair value adjustments
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and proceeds received upon the death of covered individuals. BOLI income was $2,296 for the three months ended September 30, 2022 as compared to $1,602 for the same period in 2021, and $6,780 for the nine months ended

September 30, 2022 as compared to $5,318 for the same period in 2021. The Company purchased an additional $80,000 in BOLI policies during the first quarter of 2022.
Other noninterest income was $3,276 and $3,723 for the three months ended September 30, 2022 and 2021, respectively, and was $10,789 and $15,750 for the nine months ended September 30, 2022 and 2021, respectively. Other noninterest income includes income from our SBA banking division and other miscellaneous income and can fluctuate based on production in our SBA banking division and recognition of other seasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended September 30,		Nine Months Ended September 30,
2022	2021	2022	2021
2.42%	2.56%	2.36%	2.80%
Noninterest expense was $101,574 and $103,999 for the third quarter of 2022 and 2021, respectively, and was $293,873 and $328,711 for the nine months ended September 30, 2022 and 2021, respectively.
Salaries and employee benefits decreased $2,652 to $66,463 for the third quarter of 2022 as compared to $69,115 for the same period in 2021. Salaries and employee benefits decreased $23,822 to $194,282 for the nine months ended September 30, 2022 as compared to $218,104 for the same period in 2021. The decrease in salaries and employee benefits is primarily due to a decrease in mortgage commissions and incentives, driven by the decrease in mortgage production described above, offset by increases in the minimum wage we pay our employees that were implemented in May 2022.
Data processing costs decreased to $3,526 in the third quarter of 2022 from $5,277 for the same period in 2021 and were $11,379 for the nine months ended September 30, 2022 as compared to $16,380 for the same period in 2021. The decline in the first nine months of 2022 as compared to the same period in 2021 is primarily due to the Company's renegotiation of certain vendor contracts. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense for the third quarter of 2022 was $11,266, down from $11,748 for the same period in 2021. These expenses for the first nine months of 2022 were $33,697, down from $35,660 for the same period in 2021. The decrease in occupancy and equipment expense is primarily attributable to the restructuring and non-renewal or termination of certain branch leases.
For the third quarter of 2022 the Company had expenses of $34 related to other real estate owned as compared to expenses of $168 for the same period in 2021. The Company experienced a net gain of $394 in other real estate expense for the first nine months of 2022 as compared to expenses of $313 for the same period in 2021. Expenses on other real estate owned included write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $110 and $290 for the first nine months of 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, other real estate owned with a cost basis of $1,847 and $4,007, respectively, was sold, resulting in a net gain of $611 and $74, respectively.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulations. Professional fees were $3,087 for the third quarter of 2022 as compared to $2,972 for the same period in 2021, and $9,016 for the nine months ended September 30, 2022 as compared to $8,566 for the same period in 2021.
Advertising and public relations expense was $3,229 for the third quarter of 2022 as compared to $2,922 for the same period in 2021, and $10,694 for the nine months ended September 30, 2022 as compared to $9,274 for the same period in 2021. During the nine months ended September 30, 2022, the Company contributed approximately $1,350 to charitable organizations throughout Mississippi, Georgia and Alabama, which contributions are included in our advertising and public relations expense, for which it received a dollar-for-dollar tax credit.
Amortization of intangible assets totaled $1,251 and $1,481 for the third quarter of 2022 and 2021, respectively, and $3,927 and $4,618 for the nine months ended September 30, 2022 and 2021, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 1 year to 7 years.

Communication expenses, those expenses incurred for communication to clients and between employees, were $1,999 for the third quarter of 2022 as compared to $2,198 for the same period in 2021. Communication expenses were $5,930 for the nine months ended September 30, 2022 as compared to $6,781 for the same period in 2021.
Other noninterest expense includes the provision for unfunded commitments, business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $10,719 and $23,923 for the three and nine months ended September 30, 2022 as compared to $8,118 and $28,708 for the same periods in 2021. There was no provision for unfunded commitments recorded for the third quarter of 2022 and a recovery of provision for unfunded commitments of $100 for the nine months ended September 30, 2022. The provision for unfunded commitments was $200 for the three and nine months ended September 30, 2021.
Efficiency Ratio

	Efficiency Ratio
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Efficiency ratio (GAAP)	58.50%	66.77%	63.20%	64.85%
Adjusted efficiency ratio (Non-GAAP)(1)	58.78%	66.06%	62.47%	65.66%
(1)A reconciliation of this financial measure from GAAP to non-GAAP can be found under the “Non-GAAP Financial Measures” heading at the end of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The efficiency ratio is a measure of productivity in the banking industry. (This ratio is a measure of our ability to turn expenses into revenue. That is, the ratio is designed to reflect the percentage of one dollar that we must expend to generate a dollar of revenue.) The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The table above shows the impact on the efficiency ratio of items that (1) the Company does not consider to be part of its core operating activities, such as amortization of intangibles, or (2) the Company incurred in connection with certain transactions where management is unable to accurately predict the timing of when these items will be incurred or, when incurred, the amount of such items, such as, for the third quarter of 2022, the gain from our sale of mortgage servicing rights. We remain committed to aggressively managing our costs within the framework of our business model. Our goal is to improve the efficiency ratio over time from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.
Income Taxes
Income tax expense for the third quarter of 2022 and 2021 was $13,563 and $11,185, respectively, and $32,355 and $35,572 for the nine months ended September 30, 2022 and 2021, respectively. The Company recognized tax credits of approximately $1,350 in the first nine months of 2022 (as mentioned above in the advertising and public relations discussion) as compared to the one-time state tax credit of $3,460 that reduced income taxes for the first nine months of 2021.

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
The Company’s practice is to charge off estimated losses as soon as management believes the uncollectability of a loan balance is confirmed and such losses are reasonably quantified. Net charge-offs for the first nine months of 2022 were $4,763, or 0.06% of average loans (annualized), compared to net charge-offs of $4,906, or 0.06% of average loans (annualized), for the same period in 2021. The charge-offs were fully reserved for in the Company’s allowance for credit losses on loans. Subsequent recoveries, if any, are credited to the allowance for credit losses on loans.
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

The historical loss rates calculated as described above are adjusted, as necessary, for both internal and external qualitative factors where there are differences in the historical loss data of the Company and current or projected future conditions. Internal factors include loss history, changes in credit quality (including movement between risk ratings) and/or credit concentration and the nature and volume of the respective loan portfolio segments. External factors include current and reasonable and supportable forecasted economic conditions and changes in collateral values. These factors are used to adjust the historical loss rates (as described above) to ensure that they reflect management’s expectation of future conditions based on a reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, when necessary, the models immediately revert to the historical loss rates adjusted for qualitative factors related to current conditions.

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

In addition to its quarterly analysis of the allowance for credit losses, on a regular basis management and the Board of Directors review loan ratios. These ratios include the allowance for credit losses as a percentage of total loans, net charge-offs as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans, among others. Also, management reviews past due ratios by officer, community bank and the Company as a whole.

The following table presents the allocation of the allowance for credit losses on loans by loan category and the percentage of loans in each category to total loans as of the dates presented:

	September 30, 2022		December 31, 2021		September 30, 2021
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$30,503	13.63%	$33,922	14.20%	$34,977	14.34%
Lease financing	2,314	0.93%	1,486	0.76%	1,570	0.79%
Real estate – construction	18,744	10.94%	16,419	11.03%	16,169	10.89%
Real estate – 1-4 family mortgage	43,532	28.17%	32,356	27.19%	32,181	27.21%
Real estate – commercial mortgage	69,267	45.17%	68,940	45.39%	73,895	45.27%
Installment loans to individuals	9,996	1.16%	11,048	1.43%	11,246	1.50%
Total	$174,356	100.00%	$164,171	100.00%	$170,038	100.00%

The provision for credit losses on loans charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a provision for credit losses of $9,800 in the third quarter of 2022 and $13,300 in the first nine months of 2022, as compared to a $1,200 recovery of provision for credit losses recorded for the three and nine months of 2021. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. The provision activity during the current quarter was primarily driven by strong loan growth.
The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance at beginning of period	$166,131	$172,354	$164,171	$176,144
Impact of PCD loans acquired during the period	—	—	1,648	—
Charge-offs
Commercial, financial, agricultural	373	1,225	4,714	5,907
Lease financing	—	13	7	13
Real estate – construction	—	—	—	52
Real estate – 1-4 family mortgage	208	276	532	529
Real estate – commercial mortgage	1,956	184	2,670	416
Installment loans to individuals	722	1,281	2,351	4,286
Total charge-offs	3,259	2,979	10,274	11,203
Recoveries
Commercial, financial, agricultural	415	418	1,982	940
Lease financing	113	11	136	36
Real estate – construction	—	—	—	13
Real estate – 1-4 family mortgage	378	193	725	855
Real estate – commercial mortgage	50	190	397	504
Installment loans to individuals	728	1,051	2,271	3,949
Total recoveries	1,684	1,863	5,511	6,297
Net charge-offs	1,575	1,116	4,763	4,906
Provision for credit losses on loans	9,800	(1,200)	13,300	(1,200)
Balance at end of period	$174,356	$170,038	$174,356	$170,038
Net charge-offs (annualized) to average loans	0.06%	0.04%	0.06%	0.06%
Net charge-offs to allowance for credit losses on loans	0.90%	0.66%	2.73%	2.89%
Allowance for credit losses on loans to:
Total loans			1.57%	1.70%
Total loans excluding PPP loans(1)			1.57%	1.71%
Nonperforming loans			312.10%	299.68%
Nonaccrual loans			321.23%	304.96%
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

The table below reflects annualized net charge-offs to daily average loans outstanding, by loan category, during the periods presented:

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Net Charge-offs	Average Loans	Annualized Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Annualized Net Charge-offs to Average Loans
Commercial, financial, agricultural	$2,732	$1,474,633	0.25%	$4,967	$1,968,541	0.34%
Lease financing	(129)	93,838	(0.18)	(23)	75,620	(0.04)%
Real estate – construction	—	1,124,713	—	39	986,337	0.01%
Real estate – 1-4 family mortgage	(193)	2,976,081	(0.01)	(326)	2,711,619	(0.02)%
Real estate – commercial mortgage	2,273	4,670,508	0.07	(88)	4,519,793	—%
Installment loans to individuals	80	134,532	0.08	337	169,526	0.27%
Total	$4,763	$10,474,305	0.06%	$4,906	$10,431,436	0.06%

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Real estate – construction:
Residential	$—	$—	$—	$39
Total real estate – construction	—	—	—	39
Real estate – 1-4 family mortgage:
Primary	(59)	115	98	57
Home equity	(44)	(46)	(92)	(109)
Rental/investment	(19)	7	(40)	(192)
Land development	(48)	7	(159)	(82)
Total real estate – 1-4 family mortgage	(170)	83	(193)	(326)
Real estate – commercial mortgage:
Owner-occupied	(36)	18	490	(98)
Non-owner occupied	1,951	(24)	1,949	(14)
Land development	(9)	—	(166)	24
Total real estate – commercial mortgage	1,906	(6)	2,273	(88)
Total net charge-offs of loans secured by real estate	$1,736	$77	$2,080	$(375)

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

Three Months Ended September 30,	2022	2021
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$19,935	$20,535
Provision for (recovery of provision for) credit losses on unfunded loan commitments (included in other noninterest expense)	—	(200)
Ending balance	$19,935	$20,335

Nine Months Ended September 30,	2022	2021
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,035	$20,535
Recovery of provision for credit losses on unfunded loan commitments (included in other noninterest expense)	(100)	(200)
Ending balance	$19,935	$20,335
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
The following tables provide details of the Company’s non purchased and purchased nonperforming assets as of the dates presented.

	Non Purchased	Purchased	Total
September 30, 2022
Nonaccruing loans	$42,332	$11,946	$54,278
Accruing loans past due 90 days or more	137	1,450	1,587
Total nonperforming loans	42,469	13,396	55,865
Other real estate owned	867	1,545	2,412
Total nonperforming assets	$43,336	$14,941	$58,277
Nonperforming loans to total loans			0.50%
Nonaccruing loans to total loans			0.49%
Nonperforming assets to total assets			0.35%

December 31, 2021
Nonaccruing loans	$30,751	$18,613	$49,364
Accruing loans past due 90 days or more	1,074	367	1,441
Total nonperforming loans	31,825	18,980	50,805
Other real estate owned	951	1,589	2,540
Total nonperforming assets	$32,776	$20,569	$53,345
Nonperforming loans to total loans			0.51%
Nonaccruing loans to total loans			0.49%
Nonperforming assets to total assets			0.32%

The following table presents nonperforming loans by loan category as of the dates presented:

	September 30, 2022	December 31, 2021	September 30, 2021
Commercial, financial, agricultural	$5,299	$13,131	$16,027
Lease financing	—	11	11
Real estate – construction:
Residential	232	—	—
Commercial	1	—	—
Total real estate – construction	233	—	—
Real estate – 1-4 family mortgage:
Primary	25,130	19,533	17,378
Home equity	1,842	1,719	2,041
Rental/investment	1,240	1,595	1,016
Land development	1,448	257	243
Total real estate – 1-4 family mortgage	29,660	23,104	20,678
Real estate – commercial mortgage:
Owner-occupied	8,554	5,039	5,732
Non-owner occupied	11,725	8,535	13,412
Land development	93	470	366
Total real estate – commercial mortgage	20,372	14,044	19,510
Installment loans to individuals	301	515	514
Total nonperforming loans	$55,865	$50,805	$56,740

Total nonperforming loans as a percentage of total loans were 0.50% as of September 30, 2022 as compared to 0.51% and 0.57% as of December 31, 2021 and September 30, 2021, respectively. The Company’s coverage ratio, or its allowance for credit losses on loans as a percentage of nonperforming loans, was 312.10% as of September 30, 2022 as compared to 323.14% as of December 31, 2021 and 299.68% as of September 30, 2021.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at September 30, 2022. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due but still accruing interest were $26,103, or 0.25% of total loans, at September 30, 2022 as compared to $27,604, or 0.26% of total loans, at December 31, 2021 and $14,806, or 0.15% of total loans, at September 30, 2021.
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
As shown below, restructured loans totaled $27,669 at September 30, 2022 as compared to $20,259 at December 31, 2021 and $20,183 at September 30, 2021. At September 30, 2022, loans restructured through interest rate concessions represented 15% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans in compliance with their modified terms as of the dates presented:

	September 30, 2022	December 31, 2021	September 30, 2021
Commercial, financial, agricultural	$5,232	$967	$1,062
Real estate – 1-4 family mortgage:
Primary	10,688	11,750	11,415
Home equity	157	298	299
Rental/investment	238	350	354
Land development	90	—	—
Total real estate – 1-4 family mortgage	11,173	12,398	12,068
Real estate – commercial mortgage:
Owner-occupied	3,623	5,407	5,546
Non-owner occupied	7,515	1,341	1,357
Land development	72	75	76
Total real estate – commercial mortgage	11,210	6,823	6,979
Installment loans to individuals	54	71	74
Total restructured loans in compliance with modified terms	$27,669	$20,259	$20,183

Changes in the Company’s restructured loans are set forth in the table below:

	2022	2021
Balance at January 1,	$20,259	$20,448
Additional advances or loans with concessions	9,150	10,852
Reclassified as performing restructured loan	5,290	150
Reductions due to:
Reclassified as nonperforming	(2,076)	(2,855)
Paid in full	(3,971)	(7,341)
Charge-offs	—	(205)
Paydowns	(984)	(866)
Balance at September 30,	$27,668	$20,183

The following table shows the principal amounts of nonperforming and restructured loans as of the dates presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	September 30, 2022	December 31, 2021	September 30, 2021
Nonaccruing loans	$54,278	$49,364	$55,758
Accruing loans past due 90 days or more	1,587	1,441	982
Total nonperforming loans	55,865	50,805	56,740
Restructured loans in compliance with modified terms	27,669	20,259	20,183
Total nonperforming and restructured loans	$83,534	$71,064	$76,923

The following table provides details of the Company’s other real estate owned as of the dates presented:

	September 30, 2022	December 31, 2021	September 30, 2021
Residential real estate	$913	$259	$503
Commercial real estate	62	761	2,671
Residential land development	246	305	315
Commercial land development	1,191	1,215	1,216
Total other real estate owned	$2,412	$2,540	$4,705

Changes in the Company’s other real estate owned were as follows:

	2022	2021
Balance at January 1,	$2,540	$5,972
Transfers of loans	1,828	3,171
Impairments	(110)	(290)
Dispositions	(1,847)	(4,007)
Other	1	(141)
Balance at September 30,	$2,412	$4,705

Other real estate owned with a cost basis of $1,847 was sold during the nine months ended September 30, 2022, resulting in a net gain of $611, while other real estate owned with a cost basis of $4,007 was sold during the nine months ended September 30, 2021, resulting in a net gain of $74.
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
Net interest income forecast simulations measure the short and medium-term earnings exposure from changes in market interest rates in a rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate future net interest income under various hypothetical rate scenarios. EVE measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time for a given set of market rate assumptions. An increase in EVE due to a specified rate change indicates an improvement in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the current balance sheet.
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing October 1, 2022, in each case as compared to the result under rates present in the market on September 30, 2022. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not account for changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+400	4.77%	17.57%	23.58%
+300	4.10%	13.40%	17.88%
+200	3.02%	9.25%	12.27%
+100	1.74%	4.72%	6.25%
-100	(4.62)%	(6.77)%	(8.90)%
-200	(12.51)%	(15.06)%	(19.96)%
-300	(23.15)%	(23.25)%	(32.22)%

The rate shock results for the net interest income simulations for the next 24 months produce an asset sensitive position at September 30, 2022. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
The scenarios assume instantaneous movements in interest rates in increments of plus 100, 200, 300 and 400 and minus 100, 200 and 300 basis points. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions, including asset prepayment speeds, the impact of competitive factors on our pricing of loans and deposits, how responsive our deposit repricing is to the change in market rates and the expected life of non-maturity deposits. These business assumptions are based upon our experience, business plans and published industry experience; however, such assumptions may not necessarily reflect the manner or timing in which cash flows, asset yields and liability costs respond to changes in market rates. Because these assumptions are inherently uncertain, actual results will differ from simulated results.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months, the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 17.28% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types, short-term borrowings and derivative instruments. At September 30, 2022, securities with a carrying value of $821,633 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $629,174 similarly pledged at December 31, 2021.
Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were $300,000 in short-term borrowings from the FHLB at September 30, 2022, as compared to no such borrowings at December 31, 2021. Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2022, there were no outstanding long-term advances with the FHLB as compared to $417 at December 31, 2021. The total amount of the remaining credit available to us from the FHLB at September 30, 2022 was $3,818,637. We also maintain lines of credit with other commercial banks totaling

$180,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at September 30, 2022 or December 31, 2021.
Finally, we can access the capital markets to meet liquidity needs, as we did in 2016, 2020 and 2021 in the form of subordinated notes. The Company maintains a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which was effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depositary shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company's banking, insurance and wealth management operations as well as other business opportunities. The carrying value of the subordinated notes, net of unamortized debt issuance costs, was $315,014 at September 30, 2022. We redeemed $30,000 of subordinated notes in the first quarter of 2022.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Noninterest-bearing demand	33.27%	31.60%	—%	—%
Interest-bearing demand	45.96	45.75	0.27	0.26
Savings	7.88	7.17	0.05	0.08
Time deposits	9.15	11.85	0.42	0.90
Short-term borrowings	0.66	0.10	0.98	0.30
Long-term Federal Home Loan Bank advances	—	1.14	1.88	0.03
Subordinated notes	2.30	1.56	4.39	4.97
Other borrowed funds	0.78	0.83	4.66	4.27
Total deposits and borrowed funds	100.00%	100.00%	0.31%	0.34%

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
Cash and cash equivalents were $479,500 at September 30, 2022, as compared to $1,476,141 at September 30, 2021. Cash used in investing activities for the nine months ended September 30, 2022 was $1,587,457, as compared to cash used in investing activities of $372,260 for the nine months ended September 30, 2021. Proceeds from the sale, maturity or call of securities within our investment portfolio were $372,484 for the nine months ended September 30, 2022, as compared to $505,926 for the same period in 2021. These proceeds were primarily reinvested into the investment portfolio or, during 2022, used to fund loan growth. Purchases of investment securities were $800,260 for the first nine months of 2022, as compared to $1,743,105 for the same period in 2021.
Cash used in financing activities for the nine months ended September 30, 2022 was $274,115, as compared to cash provided by financing activities of $1,125,027 for the same period in 2021. Deposits decreased $473,600 and increased $1,195,748 for the nine months ended September 30, 2022 and 2021, respectively.
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
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2022, the maximum amount available for transfer from the Bank to the Company in the form of loans was $178,938. The Company maintains a $3,000 line of credit collateralized by cash with the Bank. There were no amounts outstanding under this line of credit at September 30, 2022.
These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the nine months ended September 30, 2022, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	September 30, 2022	December 31, 2021
Loan commitments	$3,476,743	$3,104,940
Standby letters of credit	98,075	89,830

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments and the provision related thereto as necessary; the Company also reviews these commitments as part of its analysis of loan concentrations within the loan portfolio. The Company will continue this process as new commitments are entered into or existing commitments are renewed. For a more detailed discussion related to the allowance and provision for credit losses on unfunded loan commitments, refer to the “Risk Management” section above.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, collars, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2022, the Company had notional amounts of $223,569 on interest rate contracts with corporate customers and $223,569 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
Additionally, the Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable rate residential mortgage loans and also enters into forward commitments to sell residential mortgage loans to secondary market investors.
The Company also enters into forward interest rate swap contracts on its FHLB borrowings and its junior subordinated debentures that are accounted for as cash flow hedges. Under each of these contracts, the Company pays a fixed rate of interest and receives a variable rate of interest based on the three-month or one-month LIBOR plus a predetermined spread. The Company entered into an interest rate swap contract on its subordinated notes that is accounted for as a fair value hedge. Under this contract, the Company pays a variable rate of interest based on the three-month LIBOR plus a predetermined spread and receives a fixed rate of interest. Additionally, the Company entered into an interest rate collar on forecasted borrowings in June 2022 with a 2.25% floor and 4.57% cap, which is accounted for as a cash flow hedge. The Company entered into a second interest rate collar in October 2022 with a 2.75% floor and 4.75% cap. The collar hedging strategy stabilizes interest rate fluctuation by setting both a floor and a cap.

For more information about the Company’s derivatives, see Note 10, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $2,092,281 at September 30, 2022 compared to $2,209,853 at December 31, 2021. Book value per share was $37.39 and $39.63 at September 30, 2022 and December 31, 2021, respectively. The decrease in shareholders’ equity was attributable to changes in accumulated other comprehensive income and dividends declared, partially offset by current period earnings.
On October 26, 2021, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $50,000 of its outstanding common stock, which expired in October 2022 and was replaced with a new stock repurchase program, authorizing the Company to repurchase up to $100,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The new repurchase program will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. The Company did not repurchase any of its common stock under the stock repurchase plan in the first nine months of 2022.
The Company has junior subordinated debentures with a carrying value of $111,807 at September 30, 2022, of which $108,216 is included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the debentures we include in Tier 1 capital at September 30, 2022. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if we make any acquisition of a financial institution now that we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.
The Company has subordinated notes with a par value of $340,000 at September 30, 2022, of which $335,657 is included in the Company’s Tier 2 capital.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,385,489	10.64%	$846,403	6.50%	$911,511	7.00%
Tier 1 risk-based capital ratio	1,493,705	11.47%	1,041,727	8.00%	1,106,835	8.50%
Total risk-based capital ratio	1,973,206	15.15%	1,302,159	10.00%	1,367,267	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,493,705	9.39%	795,621	5.00%	636,497	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,645,539	12.61%	$848,358	6.50%	$913,616	7.00%
Tier 1 risk-based capital ratio	1,645,539	12.61%	1,044,132	8.00%	1,109,391	8.50%
Total risk-based capital ratio	1,789,382	13.71%	1,305,165	10.00%	1,370,424	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,645,539	10.34%	795,852	5.00%	636,681	4.00%

December 31, 2021
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,314,295	11.18%	$763,952	6.50%	$822,717	7.00%
Tier 1 risk-based capital ratio	1,422,077	12.10%	940,248	8.00%	999,014	8.50%
Total risk-based capital ratio	1,897,167	16.14%	1,175,610	10.00%	1,234,076	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,422,077	9.15%	777,289	5.00%	621,831	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,580,904	13.46%	$763,713	6.50%	$822,460	7.00%
Tier 1 risk-based capital ratio	1,580,904	13.46%	939,954	8.00%	998,702	8.50%
Total risk-based capital ratio	1,697,163	14.44%	1,174,943	10.00%	1,233,690	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,580,904	10.18%	776,700	5.00%	621,360	4.00%

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
The critical accounting estimates that we believe to be the most critical in preparing our consolidated financial statements relate to the allowance for credit losses and acquisition accounting, which are described under “Critical Accounting Policies and Estimates” in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2021. Since December 31, 2021, there have been no material changes in these critical accounting estimates.

Non-GAAP Financial Measures
In addition to results presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), this document contains certain non-GAAP financial measures, namely, an adjusted efficiency ratio and the allowance for credit losses on loans to total loans, excluding PPP loans (the “adjusted allowance ratio”). The adjusted allowance ratio only excludes PPP loans; the adjusted efficiency ratio adjusts GAAP financial measures to exclude the amortization of intangible assets and certain items (such as, among others, merger and conversion related expenses, COVID-19 related expenses and a recovery of a portion of the reserve for unfunded commitments, gains on sales of securities and mortgage servicing rights and asset valuation adjustments) with respect to which the Company is unable to accurately predict when these items will be incurred or, when incurred, the amount thereof. With respect to COVID-19 related expenses in particular, management added these expenses as a charge to exclude when calculating non-GAAP financial measures because the expenses included within this line item are readily quantifiable and possess the same characteristics with respect to management’s inability to accurately predict the timing or amount thereof as the other items excluded when calculating non-GAAP financial measures. Management uses the adjusted efficiency ratio when evaluating capital utilization and adequacy, while it uses the adjusted allowance ratio to determine the adequacy of our allowance with respect to loans not fully guaranteed by the U.S. Small Business Administration. In addition, the Company believes that non-GAAP financial measures facilitate the making of period-to-period comparisons and are meaningful indicators of its operating performance, particularly because these measures are widely used by industry analysts for companies with merger and acquisition activities. Also, because the amortization of intangible assets and items such as gains from the sale of mortgage servicing rights and COVID-19 related expenses can vary extensively from company to company and, as to intangible assets, are excluded from the calculation of a financial institution’s regulatory capital, the Company believes that the presentation of this non-GAAP financial information allows readers to more easily compare the Company’s results to information provided in other regulatory reports and the results of other companies. The reconciliations from GAAP to non-GAAP for these financial measures are below.

Adjusted Efficiency Ratio
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest income (fully tax equivalent basis)	$145,250	$115,723	$382,421	$361,718
Interest expense	12,815	10,721	33,282	34,247
Net interest income (fully tax equivalent basis)	132,435	105,002	349,139	327,471

Total noninterest income	41,186	50,755	115,858	179,402
Net gains on sales of securities	—	764	—	2,121
MSR valuation adjustment	—	—	—	13,561
Gain on sale of MSR	2,960	—	2,960	—
Adjusted noninterest income	38,226	49,991	112,898	163,720

Total noninterest expense	101,574	103,999	293,873	328,711
Intangible amortization	1,251	1,481	3,927	4,618
Merger and conversion related expenses	—	—	687	—
Restructuring (benefit) charges	—	—	732	307
COVID-19 related expenses	—	323	—	1,478
Partial recovery of reserves for unfunded commitments	—	(200)	(100)	(200)
Adjusted noninterest expense	100,323	102,395	288,627	322,508

Efficiency Ratio (GAAP)	58.50%	66.77%	63.20%	64.85%
Adjusted Efficiency Ratio (non-GAAP)	58.78%	66.06%	62.47%	65.66%

Allowance for Credit Losses on Loans to Total Loans, excluding PPP Loans
	September 30, 2022	December 31, 2021
Total loans (GAAP)	$11,105,004	$10,020,914
Less PPP loans	5,476	58,391
Adjusted total loans (non-GAAP)	$11,099,528	$9,962,523

Allowance for Credit Losses on Loans	$174,356	$164,171
ACL/Total loans (GAAP)	1.57%	1.64%
ACL/Total loans excluding PPP loans (non-GAAP)	1.57%	1.65%

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

During the three month period ended September 30, 2022, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number of Shares or Approximate Dollar Value of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)
July 1, 2022 to July 31, 2022	5,840	$30.80	—	$50,000
August 1, 2022 to August 31, 2022	2,993	33.40	—	50,000
September 1, 2022 to September 30, 2022	64	33.23	—	50,000
Total	8,897	$31.69	—
(1)All shares in this column represent shares of Renasant Corporation stock withheld to satisfy the federal and state tax liabilities related to the vesting of time-based restricted stock awards.
The Company announced a $50.0 million stock repurchase program in October 2021 under which the Company was authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. No shares were repurchased during the third quarter of 2022 under this plan, which expired in October 2022 and was replaced with a $100.0 million stock repurchase program approved in October 2022. This new plan will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased.
(2)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (1)

(3)(ii)	Amended and Restated Bylaws of Renasant Corporation (2)

(3)(iii)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (3)

(3)(iv)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (4)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (Unaudited).

(104)	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101).

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

RENASANT CORPORATION
(Registrant)

Date:	November 4, 2022	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2022	/s/ James C. Mabry IV
James C. Mabry IV
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)