Form 10-K
period 2022-12-31
RENASANT CORP
filed 2023-02-24
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2022, the aggregate market value of the registrant’s common stock, $5.00 par value per share, held by non-affiliates of the registrant, computed by reference to the last sale price as reported on The NASDAQ Global Select Market for such date, was $1,566,298,894.
As of February 17, 2023, 56,018,496 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders of Renasant Corporation are incorporated by reference into Part III of this Form 10-K.

Renasant Corporation and Subsidiaries
Form 10-K
For the Year Ended December 31, 2022

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
•competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, factoring, and mortgage lending industries;
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
•changes in the pricing and competition of, and our access to, retail, wholesale and other funding sources;
•general economic, market or business conditions, including the impact of inflation;
•changes in demand for loan products and financial services;
•concentration of credit exposure;
•changes or the lack of changes in interest rates, yield curves and interest rate spread relationships;
•increased cybersecurity risk, including potential network breaches, business disruptions or financial losses;
•civil unrest, natural disasters, epidemics (including the re-emergence of the COVID-19 pandemic) and other catastrophic events in the Company’s geographic area;
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
The information set forth in this Annual Report on Form 10-K is as of February 17, 2023 unless otherwise indicated herein.

PART I
ITEM 1. BUSINESS
General
Renasant Corporation, a Mississippi corporation incorporated in 1982, owns and operates Renasant Bank, a Mississippi banking corporation with operations throughout the Southeast as well as offering factoring and asset-based lending on a nationwide basis. Renasant Bank, in turn, owns and operates Renasant Insurance, Inc., a Mississippi corporation with operations in Mississippi, Park Place Capital Corporation, a Tennessee corporation with operations across our footprint, and Continental Republic Capital, LLC (doing business as “Republic Business Credit”), a Louisiana limited liability company with nationwide operations. In this Annual Report, Renasant Bank is sometimes referred to as the “Bank,” while Renasant Insurance, Inc. is referred to as “Renasant Insurance,” Park Place Capital Corporation is referred to as “Park Place Capital,” and Continental Republic Capital, LLC is referred to as “Republic Business Credit.”
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
Our vision is further validated through our core values which include: (1) employees are our greatest assets, (2) quality is not negotiable and (3) clients’ trust is foremost. Centered on these values was the development of our strategic plan, which focuses on attracting high quality, organic loan growth and increasing our noninterest income, improving our operating efficiency and enhancing our technological capabilities, remaining opportunistic, and achieving financial performance targets. We believe that the successful implementation of our strategic plan will promote the satisfaction and development of our employees, clients and shareholders.
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

Operations of Community Banks
Substantially all of our business activities are conducted through, and substantially all of our assets and revenues are derived from, the operations of our community banks, which offer a complete range of banking and financial services to individuals and to businesses of all sizes. As described in more detail below, these services include business and personal loans, interim construction loans, specialty commercial lending, factoring and asset-based lending, treasury management services and checking and savings accounts, as well as safe deposit boxes and night depository facilities. Automated teller machines are located throughout our market area, and we have interactive teller machines in many of our urban markets. Our Online and Mobile Banking products and our call center also provide 24-hour banking services.
As of December 31, 2022, we had 188 banking, lending and mortgage offices located throughout our markets in the Southeast, and Republic Business Credit operates four stand-alone offices in California, Illinois, Louisiana and Texas. Customers may also conduct many banking transactions, such as opening deposit accounts and applying for certain types of loans, through our Online and Mobile Banking Products.
Lending Activities.  Income generated by our lending activities, in the form of interest income, loan-related fees, and income from the sale and servicing of mortgage loans, comprises a substantial portion of our revenue, accounting for approximately 75.14%, 78.66% and 84.01% of our total gross revenues in 2022, 2021 and 2020, respectively. Total gross revenues consist of interest income on a fully taxable equivalent basis and noninterest income. Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio by both type and geography and conducting ongoing review and management of the loan portfolio. Loans are originated through either our commercial lending groups or personal bankers depending on the relationship and type of service or product desired. Our commercial lending group provides banking services to corporations or other business customers and originates loans for general corporate purposes, such as financing for commercial and industrial projects or income producing commercial real estate. Also included in our commercial lending group are experienced lenders within our specialty lines of business, which consist of our asset-based lending, Small Business Administration lending, healthcare, factoring, and equipment lease financing banking groups. Our personal banking group provides small consumer installment loans, residential real estate loans, lines of credit and construction financing and originates conventional first and second mortgages.
The following is a description of each of the principal types of loans in our loan portfolio, the relative credit risk of each type of loan and the steps we take to reduce such risk. Our loans are primarily generated within the market areas where our offices are located.
— Commercial, Financial and Agricultural Loans. Commercial, financial and agricultural loans (referred to as “C&I loans”), which accounted for approximately 14.46% of our total loans at December 31, 2022, are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. The terms and loan structure are dependent on the collateral and strength of the borrower. Loan-to-value ratios typically range from 50% to 85%, depending on the type of collateral. Terms are typically short term in nature and are commensurate with the secondary source of repayment that serves as our collateral.
Although C&I loans may be collateralized by equipment or other business assets, including receivables, the repayment of this type of loan depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the chief considerations when assessing the risk of a C&I loan are the local business borrower’s ability to sell its products/services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, and the general business conditions of the local economy or other market that the business serves. The liquidation of collateral is considered a secondary source of repayment. Another source of repayment are guarantors of the loan, if any. To manage these risks, the Bank’s policy is to secure its C&I loans with both the assets of the borrowing business and any other collateral and guarantees that may be available. In addition, we actively monitor certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors. We use C&I loan credit scoring models for smaller-size loans.
— Real Estate – 1-4 Family Mortgage. We are active in the real estate – 1-4 family mortgage area (referred to as “residential real estate loans”), with approximately 27.78% of our total loans at December 31, 2022, being residential real estate loans. In addition, in 2022, we originated for sale on the secondary market approximately $3.11 billion in residential real estate loans through our Mortgage division. We offer both first and second mortgages on residential real estate. Loans secured by residential real estate in which the property is the principal residence of the borrower are referred to as “primary” 1-4 family mortgages. Loans secured by residential real estate in which the property is rented to tenants or is not otherwise the principal residence of the borrower are referred to as “rental/investment” 1-4 family mortgages. We also offer loans for the preparation of residential real property prior to construction (referred to as “residential land development loans”). In addition, we offer home equity loans or lines of credit and term loans secured by first and second mortgages on the residences of borrowers who elect to use the accumulated equity in their homes for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. Originations of residential real estate loans are generated through retail efforts in our branches or originations by or referrals from our Mortgage division and online through our Renasant Consumer Direct channel. We attempt to minimize the risk associated with residential real estate loans by strictly scrutinizing the financial condition of the borrower; typically, we also limit the maximum loan-to-value ratio. With respect to second lien home equity loans or lines of credit, which inherently carry a higher risk of loss upon default, we limit our exposure by limiting these types of loans to borrowers with higher credit scores.
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
— Real Estate – Commercial Mortgage. Our real estate – commercial mortgage loans (“commercial real estate loans”) represented approximately 44.20% of our total loans at December 31, 2022. Included in this portfolio are loans in which the owner develops a property with the intention of locating its business there. These loans are referred to as “owner-occupied” commercial real estate loans. Payments on these loans are dependent on the successful development and management of the business as well as the borrower’s ability to generate sufficient operating revenue to repay the loan. The Bank mitigates the risk that our estimate of value will prove to be inaccurate by having sufficient sources of secondary repayment as well as guarantor support. In some instances, in addition to our mortgage on the underlying real estate of the business, our commercial real estate loans are secured by other non-real estate collateral, such as equipment or other assets used in the business.
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
— Real Estate – Construction. Our real estate – construction loans (“construction loans”) represented approximately 11.49% of our total loans at December 31, 2022. Our construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from six to 12 months for residential property and from 24 to 36 months for non-residential and multi-family properties. Similar to non-owner occupied commercial real estate loans, the source of repayment of a construction loan comes from the sale or lease of newly-constructed property, although often construction loans are repaid with the proceeds of a commercial real estate loan that we make to the owner or lessor of the newly-constructed property.
Construction lending entails significant additional risks compared to residential real estate or commercial real estate lending, including the risk that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. The risk is to evaluate accurately the total loan funds required to complete a project and to ensure proper loan-to-value ratios during the construction phase. We address the risks associated with construction lending in a number of ways. As a threshold matter, we generally limit loan-to-value and loan-to-cost ratios to regulatory guidance of 85% of when-completed appraised values for owner-occupied and investor-owned residential or commercial properties, with the exception of those loans with clearly definable mitigants. We monitor draw requests either internally or with the assistance of a third party, creating an additional safeguard that ensures advances are in line with project budgets.
— Installment Loans to Individuals. Installment loans to individuals (or “consumer loans”), which represented approximately 1.08% of our total loans at December 31, 2022, are granted to individuals for the purchase of personal goods. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before granting a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the collateral securing the loan and hold title until the loan is repaid in full.
— Equipment Financing and Leasing. Equipment financing loans (or “lease financing loans”), which represented approximately 0.99% of our total loans at December 31, 2022, are granted to provide capital to businesses for commercial equipment needs. These loans are generally granted for periods ranging between two and five years at fixed rates of interest. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. We obtain a lien against the collateral securing the loan and hold title (if applicable) until the loan is repaid in full. Transportation, manufacturing, healthcare, material handling, printing and construction are the industries that typically obtain lease financing. In addition, we offer a product tailored to qualified not-for-profit customers that provides real estate financing at tax-exempt rates.
Addressing Aggregate Lending Risks. In addition to the steps described above to mitigate the risks posed by any individual loan relationship, management has implemented a structure that proactively monitors the risk to the Company presented by the Bank’s loan portfolio as a whole. First, we purposefully manage the loan portfolio to avoid excessive concentrations in any particular loan category. Our goal is to structure the loan portfolio so that it is well balanced among C&I loans and owner-occupied commercial real estate loans, non-owner occupied commercial real estate loans and residential real estate loans and consumer loans while taking into account current market risks and lending opportunities. Construction and land development loans are allocated between the commercial real estate and residential real estate categories based on the property securing the loan. With respect to construction and land development loans in particular, management monitors whether the allocation of these loans across geography and asset type heightens the general risk associated with these types of loans. We also monitor concentrations in our construction and land development loans based on regulatory guidelines promulgated by banking regulators, which involves evaluating the aggregate value of these loans as a percentage of our risk-based capital (this is referred to as the “100/300 Test” and is discussed in more detail under the “Supervision and Regulation” heading below) as well as monitoring loans considered to be high volatility commercial real estate. A further discussion of the risk reduction policies and procedures applicable to our lending activities can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management – Credit Risk and Allowance for Credit Losses and Unfunded Commitments.”
Investment Activities. We acquire investment securities to provide a source for meeting our liquidity needs as well as to supply securities to be used in collateralizing certain deposits and other types of borrowings. During 2022, we also deployed a portion of our excess liquidity into the securities portfolio. We primarily acquire mortgage backed securities and collateralized mortgage obligations issued by government-sponsored entities such as FNMA, FHLMC and GNMA (colloquially known as “Fannie Mae,” “Freddie Mac” and “Ginnie Mae,” respectively) as well as municipal securities. Generally, cash flows from maturities and calls of our investment securities that are not used to fund loan growth or repay debt are reinvested in investment securities. We also hold investments in corporate debt and pooled trust preferred securities. At December 31, 2022, the Company’s investment securities included both available for sale and held to maturity classifications.
Investment income generated by our investment activities, both taxable and tax-exempt, accounted for approximately 7.92%, 5.13% and 4.46% of our total gross revenues in 2022, 2021 and 2020, respectively.
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
Fees generated through the deposit services we offer accounted for approximately 7.64%, 7.15% and 5.88% of our total gross revenues in 2022, 2021 and 2020, respectively. The deposits held by the Bank have been primarily generated within the market areas where our branches are located.
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
For 2022, the Wealth Management segment generated total revenue of $27.6 million, or 3.95% of the Company’s total gross revenues. Wealth Management operations are headquartered in Tupelo, Mississippi, and Birmingham, Alabama, but our products and services are available to customers in all of our markets through our community banks.
Operations of Insurance
Renasant Insurance is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. For 2022, Renasant Insurance generated total revenue of $12.4 million, or 1.78% of the Company’s total gross revenues, and operated eight offices throughout north and north central Mississippi.
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
Wealth Management
Our Wealth Management segment competes with other banks, brokerage firms, financial advisers and trust companies, which provide one or more of the services and products that we offer. Our wealth management operations compete on the basis of available product lines, rates and fees, as well as reputation and professional expertise. No particular company or group of companies dominates this industry in our markets.
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
Scope of Permissible Activities. Under the BHC Act, we are prohibited from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for the Bank and from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or financial holding company. The principal exception to this prohibition is that we may engage, directly or indirectly (including through the ownership of shares of another company), in certain activities that the Federal Reserve has found to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In making determinations whether activities are closely related to banking or managing banks, the Federal Reserve must consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency of resources, and whether such public benefits outweigh the risks of possible adverse effects, such as decreased or unfair competition, conflicts of interest or unsound banking practices. Currently-permitted activities include, among others, operating a mortgage, finance, credit card or factoring company; providing certain data processing, storage and transmission services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal or real property on a non-operating basis; and providing certain stock brokerage services.
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
Status as a Public Company. As a publicly-traded company, Renasant Corporation is also subject to laws, rules and regulations, as well as the standards of self-regulatory organizations, relating to corporate governance, financial reporting and public disclosure, and auditor independence, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), SEC rules and regulations and Nasdaq listing rules. We incur significant expense in, and devote substantial management time and attention to, complying with these laws, regulations and standards, which are subject to varying interpretations, amendment or outright repeal. We are committed to maintaining high standards of corporate governance, financial reporting and public disclosure, and management continually monitors changes in laws, rules and regulations, as well as best practices, in this area to ensure that we fulfill this commitment.
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

Dividends. The restrictions and guidelines with respect to the Company’s payment of dividends are described above. As a practical matter, for so long as our operations chiefly consist of ownership of the Bank, the Bank will remain our source of dividend payments. Accordingly, our ability to pay dividends depends upon the Bank’s earnings and financial condition, as well as upon general economic conditions and other factors, and will be subject to any restrictions applicable to the Bank.
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
For a detailed discussion of the Company’s capital ratios, see Note 20, “Regulatory Matters,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
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
100/300 Test. In response to rapid growth in commercial real estate (“CRE”) loan concentrations and observed weaknesses in risk management practices at some financial institutions, the FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency published Joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (which we refer to as the “CRE guidance”). The CRE guidance is intended to promote sound risk management practices and appropriate levels of capital to enable institutions to engage in CRE lending in a safe and sound manner. Federal banking regulators use certain criteria to identify financial institutions that are potentially exposed to significant CRE concentration risk. Among other things, an institution will be deemed to potentially have significant CRE concentration risk exposure if, based on its call report, either (1) total loans classified as acquisition, development and construction (“ADC”) loans represent 100% or more of the institution’s total capital or (2) total CRE loans, which consists of ADC and non-owner occupied CRE loans as defined in the CRE guidance, represent 300% or more the institution’s total capital, where the balance of the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months. The foregoing criteria are commonly referred to as the 100/300 Test. As of December 31, 2022, our ADC loans represented 91% of our total bank level capital, and our total CRE loans represented 284% of our bank level capital.
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
Sources and Availability of Funds
The funds essential to our, and the Bank’s, business consist primarily of funds derived from customer deposits, loan repayments, cash flows from our investment securities, securities sold under repurchase agreements, Federal Home Loan Bank advances and subordinated notes. The availability of such funds is primarily dependent upon the economic policies of the federal government, the economy in general and the general credit market for loans. Additional information about our funding sources can be found under the heading “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

Human Capital Resources
The Company’s employees are the key to its success and represent our greatest asset. The Company’s strategic approach to human capital includes (1) attracting, developing and retaining a diverse and talented workforce, (2) providing opportunities for learning, development and advancement within the Company, (3) offering a competitive suite of compensation and benefits, (4) investing in the financial health of our employees, and (5) obtaining employee feedback. As of December 31, 2022, we employed 2,334 people throughout all of our segments on a full-time equivalent basis. Of this total, the Bank accounted for 2,269 employees (inclusive of employees in our Community Banks and Wealth Management segments, including employees of Park Place Capital and Republic Business Credit), and Renasant Insurance employed 65 individuals. The Company has no additional employees. At December 31, 2022, 14 employees of the Bank served as officers of the Company in addition to their positions with the Bank.
In 2022, as the COVID-19 pandemic abated, the Company returned to a pre-pandemic operating environment while at the same time continuing some of the policies implemented at the outset of the pandemic to minimize our employees’ exposure to COVID-19. For example, the Company gave business unit leaders the discretion to continue remote work arrangements, if such arrangement did not impair impacted employees’ ability to fulfill the responsibilities of their position. As a result, although many employees returned to in-office work, a substantial number of our employees continue to work from home or otherwise work remotely. In addition, we have continued our protocols, modified to reflect updated guidance from the federal Centers for Disease Control, for employee quarantine as a result exposure to COVID-19. The Company surveyed its employees at the end of 2022 to gauge how employees adjusted to changes during the pandemic, as well as learning about employees’ overall satisfaction with their job and their experience working for the Company. The participation rate was over 69% and generally affirmed that our employees were satisfied with overall working conditions at the Company.
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
The Company, through its Organizational Development department, provides opportunities for employees to engage in personalized learning and development experiences, including but not limited to, new employee orientation, role-based training programs, technical and enterprise-wide systems trainings, mentoring programs, and leadership development with the intent to build individual capabilities while supporting the career aspirations of its employees and meeting business objectives. These experiences are delivered through various learning channels including classroom, virtual, on-the-job, and online training. The Company also supports its employees through external continuing education relevant to the operations of the Company and encourages participation in professional organizations. In alignment with the Company’s vision, mission, values, and behaviors and in an effort to retain high performing employees, the Company conducts employee feedback surveys regularly and seeks to engage, reward, and recognize employees through strategic programming and initiatives. In addition to professional development, the Company provides bank-paid and voluntary benefits to eligible employees. Several of the benefits include wellness benefits to encourage healthier lifestyles and promote self-care.
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
As of December 31, 2022, approximately 70.15% of our loan portfolio consisted of C&I, construction and commercial real estate loans. These types of loans are generally viewed as having more risk to our financial condition than other types of loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of C&I, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
Our C&I, construction and commercial real estate loan portfolios are discussed in more detail under the heading “Operations – Operations of Community Banks” in Item 1, Business, in this report.
Our allowance for credit losses may be insufficient, and we may be required to further increase our provision for credit losses.
Although we try to maintain diversification within our loan portfolio in order to minimize the effect of economic conditions within a particular industry, management also maintains an allowance for credit losses, which is a reserve established through a provision for credit losses on loans charged to expense, to absorb credit losses inherent in the entire loan portfolio. The credit loss estimation process involves procedures to appropriately consider the unique characteristics of the Company’s loan portfolio segments. Credit quality is assessed and monitored by evaluating various attributes, and the results of those evaluations are utilized in underwriting new loans and in the Company’s process for the estimation of expected credit losses. Credit quality monitoring procedures and indicators can include an assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories and other factors, including the Company’s risk rating system, regulatory guidance and economic conditions, such as the unemployment rate and GDP growth, as well as trends in the market values of underlying collateral securing loans, all as determined based on input from management, loan review staff and other sources. This evaluation is complex and inherently subjective, as it requires estimates by management that are inherently uncertain and therefore susceptible to significant revision as more information becomes available. There may be significant changes in the allowance and provision for credit losses in future periods as the estimates used by management, and assumptions underlying such estimates, are adjusted in light of then-prevailing factors and forecasts.
Any deterioration of current and future economic conditions could cause us to experience higher than normal delinquencies and credit losses. As a result, we may be required to make further increases in our provision for credit losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.
In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, we will incur additional provision expense to increase the allowance for credit losses. Any increase in our provision for credit losses will result in a decrease in net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations. A discussion of the policies and procedures related to management’s process for determining the appropriate level of the allowance for credit losses is set forth under the headings “Critical Accounting Policies and Estimates” and “Risk Management – Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.
We are subject to interest rate risk.
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Over the course of 2022, the Federal Reserve significantly raised interest rates in order to combat inflationary conditions. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and generate deposits or access other sources of liquidity, which could reduce the amount of fee income generated, and (2) the fair value of our financial assets and liabilities. Any substantial unexpected or prolonged change in interest rates could have a material adverse effect on our businesses, financial conditions and results of operations.
Our financial results are constantly exposed to market risk.
Market risk refers to the probability of variations in net interest income or the fair value of our assets and liabilities due to changes in interest rates, among other things. The primary source of market risk to us is the impact of changes in interest rates on net interest income. We are subject to market risk because of the following factors:

—	Assets and liabilities may mature or reprice at different times. For example, if assets reprice more slowly than liabilities and interest rates are generally rising, earnings may decline.
—	Assets and liabilities may reprice at the same time but by different amounts. For example, when interest rates are generally rising, we may increase rates charged on loans by an amount that is less than the general increase in market interest rates because of intense pricing competition, while similarly intense pricing competition for deposits dictates that we raise our deposit rates in line with the general increase in market rates. Also, risk occurs when assets and liabilities have similar repricing frequencies but are tied to different market interest rate indices that may not move in tandem.
—	Short-term and long-term market interest rates may change by different amounts, i.e., the shape of the yield curve may affect new loan yields and funding costs differently.
—	The remaining maturity of various assets and liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, mortgage backed securities held in our securities portfolio may prepay significantly earlier than anticipated, which could reduce portfolio income. If prepayment rates on our loans increase, we would be required to amortize net premiums into income over a shorter period of time, thereby reducing the corresponding asset yield and net interest income.
—	Interest rates may have an indirect impact on loan demand, credit losses, loan origination volume, the value of financial assets and financial liabilities, gains and losses on sales of securities and loans, the value of mortgage servicing rights and other sources of earnings.
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
Inflation can have an impact on our business and our customers.
Inflation risk is the risk that the value of assets or income from investments will be less in the future as inflation decreases the value of money. As noted above, over the course of 2022 the Federal Reserve raised interest rates in an effort to fight inflationary conditions. If inflation persists, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less for floating rate instruments. Additionally, inflation increases the cost of goods and services we use in our daily operations which increases our maintenance expenses. Furthermore, our customers are impacted by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on the deposits they maintain with us or their ability to repay their loans from us.
The discontinuation of the London Interbank Offered Rate (“LIBOR”) as a financial benchmark may adversely affect our business and financial results.
The discontinuation of LIBOR as a financial benchmark presents risks to the financial instruments originated or held by the Company. Prior to January 1, 2022, LIBOR was the reference rate used for many of our transactions, including a substantial portion of our variable rate loans as well as our borrowings and securities; in addition, the derivatives that we used to manage risk related to the foregoing transactions were tied to LIBOR prior to January 1, 2022. Although some LIBOR tenors were discontinued at the end of 2021, the LIBOR tenors impacting the Company’s financial instruments will continue to be quoted until June 30, 2023.
When one-month LIBOR, which is the LIBOR tenor that the Company most frequently uses, is fully discontinued after June 30, 2023, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments. Our significant efforts to amend these governing instruments and transition to a new reference rate remain ongoing. Nevertheless, any such uncertainty may increase operational and other risks to the Company and the industry.
While there is no consensus yet on what rate or rates may become accepted alternatives to LIBOR, a steering committee comprised of large U.S. financial institutions, the Alternative Reference Rate Committee (“ARRC”), selected the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR has been published by the Federal Reserve Bank of New York (“FRBNY”) since May 2018, and it is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently considering industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.
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
The market transition away from LIBOR to an alternative reference rate, including SOFR, is complex and could have a range of adverse effects on our business, financial condition, and results of operations. In particular, any such transition could:

—
adversely affect the interest rates paid or received on, and the revenue and expenses associated with, our floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

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

Finally, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs including costs related to the transition to a replacement reference rate or rates, which could adversely affect our financial condition and results of operations.
Liquidity needs could adversely affect our results of operations and financial condition.
Maintaining adequate liquidity is crucial to the operation of our business. We need sufficient liquidity to meet customer loan requests, deposit maturities and withdrawals and other cash commitments arising in both the ordinary course of business and in other unpredictable circumstances. We rely on dividends from the Bank as our primary source of funds. The primary source of the Bank’s funds are customer deposits, loan repayments, proceeds from our investment securities and borrowings. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, pandemics, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations or to support growth. Such sources, which generally have a higher cost than deposits, include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks.

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
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have substantially greater resources than we have, including higher total assets and capitalization, greater access to capital markets and a broader offering of financial services. Such competitors primarily include national, regional and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions (including savings and loans and credit unions), finance companies, brokerage firms, insurance companies, factoring companies, fintech companies and other financial intermediaries. Many of these competitors have fewer regulatory constraints and may have lower cost structures than the Company. The information under the heading “Competition” in Item 1, Business, in this report provides more information regarding the competitive conditions in our growth markets.
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

We and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, while consumer protection statutes are primarily focused on the protection of the users of our lending and deposit services. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. In addition, significant changes to such regulations have been proposed or may be proposed. Changes to statutes, regulations or regulatory policies, including changes in interpretation, implementation or enforcement of the foregoing, could affect us and/or the Bank in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer or fees we may charge and/or increase the ability of non-banks to offer competing financial services and products, among other things.
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
We are also subject to various privacy, data protection and information security laws. Under the GLB Act, we are subject to limitations on our ability to share our customers’ nonpublic personal information with unaffiliated parties, and we are required to provide certain disclosures to our customers about our data collection and security practices. Customers have the right to opt out of our disclosure of their personal financial information to unaffiliated parties. We are also subject to state laws regulating the privacy of individual’s private information, many of which are more restrictive, and have more severe sanctions for noncompliance, than the GLB Act. Finally, the GLB Act requires us to develop, implement and maintain a written comprehensive information security program containing appropriate safeguards for our customers’ nonpublic personal information. Our failure to comply with privacy, data protection and information security laws and regulations could result in regulatory or governmental investigations and/or fines, sanctions and other expenses which could have a material adverse effect on our financial condition and results of operations.
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
Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on our business, financial condition and results of operations. Although we have not yet been subject to any sanctions or penalties that have had a material impact on our business, financial condition or results of operations, such material violations could occur, even though we have policies and procedures designed to prevent such violations. The information under the heading “Supervision and Regulation” in Item 1, Business, and Note 20, “Regulatory Matters,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report provides more information regarding the regulatory environment in which we and the Bank operate.
Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
The FDIC is required under the Dodd-Frank Act to maintain the Deposit Insurance Fund at a minimum reserve ratio of 1.35%. The FDIC’s announced long-term goal is to maintain the reserve ratio at 2.00%. In October 2022, the FDIC raised the assessment rate by two basis points, effective in the first quarter of 2023, which increase is intended to remain in effect until the

2.00% goals is reached. This increase, and any future increases, in FDIC insurance premiums as well as any special assessments that the FDIC may charge us may adversely affect our financial condition and results of operations.
The Company’s financial condition and results of operations contain estimates and assumptions made by management that could be inaccurate.
Accounting estimates and processes are fundamental to how we record and report our financial condition and results of operations. Accounting principles generally accepted in the United States (“GAAP”) require our management to make estimates about future events that are inherently uncertain. We use models and other forecasting processes to make these estimates. In doing so, management must choose between many alternatives, all of which may be reasonable under prevailing circumstances. As a result, these models and other forecasting processes may reflect assumptions that ultimately prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may include flaws in their design or their implementation, including flaws caused by failures in controls, data management, human error or from the reliance on technology. Because of the uncertainty and subjectivity surrounding management’s judgments and the estimates pertaining to these matters, the Company cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations. See “Critical Accounting Policies and Estimates” and Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
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
At December 31, 2022, approximately 83.47% of our loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower. Any adverse change in real estate values in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for credit losses to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.
We have a concentration of credit exposure in commercial real estate.
In addition to the general risks associated with our lending activities described above, including the effects of declines in real estate values, commercial real estate (“CRE”) loans are subject to additional risks. These loans depend on cash flows from the property to service the debt. Cash flows, either in the form of rental income or the proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. A general downturn in the local economy where the property is located, or a decline in occupancy rates in particular, could increase the likelihood of default. An increase in defaults in our CRE loan portfolio could have a material adverse effect on our financial condition and results of operations. At December 31, 2022, we had approximately $6.4 billion in commercial real estate loans, representing approximately 55.69% of our loans outstanding on that date, as follows:

(thousands)	December 31, 2022
Commercial Real Estate
Owner-occupied	$1,539,296
Non-owner occupied	3,452,910
Construction	1,330,337
Land Development:
Commercial mortgage	125,857
Total Commercial real estate loans	$6,448,400
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
A failure or breach of our or a service provider’s operational or security systems, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation and create significant financial and legal exposure for us.
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
We have invested a significant amount of time and expense in security infrastructure investments and the development of policies and procedures governing our operations as well as employee training and monitoring of our third party service providers, in our efforts to preserve the security, integrity and continuity of our operations from the aforementioned threats. Despite these efforts, beginning in May 2022 we learned of a data breach experienced by a third-party service provider that provides property insurance validation services for the Company. This data breach, as it related to the Company, involved a third party obtaining names, addresses and loan numbers of certain of our customers via unauthorized access to our service provider’s servers (the data breach did not involve Renasant Bank customer Social Security numbers or information related to any accounts maintained at Renasant Bank). The Company caused notices of the data breach to be delivered to impacted clients, and we notified federal and state regulatory authorities about the incident. The service provider also offered complementary credit monitoring services to consumer customers. The Company has also heightened its monitoring of the service provider’s efforts to strengthen its information security infrastructure and prevent any further unauthorized access to its systems. As of the date of this report, the costs and expenses incurred by the Company in connection with this incident have been immaterial.
In light of the above-described incident and the ongoing threats to our and our third party provider's information security, we can provide no assurances that our systems, or our provider's systems, will not experience in the future any failures, interruptions or security breaches or that, if any such failures, interruptions or breaches occur, they will be addressed in a timely and adequate manner. If the security and integrity of our systems, or the systems of one of our providers, are compromised, our operations could be significantly disrupted and our or our customers confidential information could be misappropriated, among other things. This in turn could result in financial losses to us or our customers, lasting damage to our reputation, the violation of privacy or other laws and significant litigation risk, all of which could have a material adverse effect on our financial condition and results of operations.
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
We have grown our business through the acquisition of entire financial institutions and non-bank commercial finance companies (such as Republic Business Credit and Southeastern Commercial Finance, LLC, both of which we acquired in 2022) and through de novo branching. We intend to continue pursuing this growth strategy for the foreseeable future. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:
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
Expansion into New Markets. Much of our recent growth has been focused in the highly-competitive metropolitan areas within our footprint. In these growth markets we face competition from a wide array of financial institutions and commercial finance companies, including much larger, well-established companies.
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
The success of our acquisitions, including our two acquisitions in 2022, will depend on, among other things, our ability to realize anticipated cost savings and to integrate the acquired assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, we make fair value estimates of certain assets and liabilities in recording each acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the particular acquisition.
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
We expect to continue to evaluate merger and acquisition opportunities (including FDIC-assisted transactions) that are presented to us and conduct due diligence activities related to possible transactions with other financial institutions and other companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Historically, acquisitions of non-failed financial institutions and other companies involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and net income per common share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.
Risks Associated With Our Common Stock
Our ability to declare and pay dividends is limited by law, and we may be unable to pay future dividends.
We are a separate and distinct legal entity from the Bank, and we receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations. The information under Note 19, “Restrictions on Cash, Securities, Bank Dividends, Loans or Advances,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report provides a detailed discussion about the restrictions governing the Bank’s ability to transfer funds to us.
The trading volume in our common stock is less than that of other bank holding companies.
Although our common stock is listed for trading on The NASDAQ Global Select Market, the average daily trading volume in our common stock is generally less than that of many of our competitors and other bank holding companies that are publicly-traded companies. For the 60 days ended February 17, 2023, the average daily trading volume for Renasant common stock was 215,713 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.

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
Shares of our common stock eligible for future sale, including those that may be issued in any other private or public offering of our common stock for cash or as incentives under equity incentive plans, could have a dilutive effect on the market for our common stock and could adversely affect market prices. As of February 17, 2023, there were 150,000,000 shares of our common stock authorized, of which 56,018,496 shares were outstanding.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The principal executive offices of the Company are located at 209 Troy Street, Tupelo, Mississippi. Various departments occupy each floor of the five-story building.
As of December 31, 2022, Renasant operated 146 full-service branches, 11 limited-service branches, 167 ATMs and 40 Interactive Teller Machines (ITMs). Our Community Banks and Wealth Management segments operate out of all of these branches.
The Bank also operates 20 locations used exclusively for mortgage banking and seven locations used exclusively for loan production. The Wealth Management segment operates two locations used exclusively for investment services.
Renasant Insurance, a wholly-owned subsidiary of the Bank, operates out of eight stand-alone offices throughout Mississippi.
Republic Business Credit, a wholly-owned subsidiary of the Bank, operates out of four stand-alone offices in California, Illinois, Louisiana and Texas.
We own or lease our facilities and believe all of our properties are in good condition to meet our business needs. None of our properties are subject to any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company, the Bank, or any of its subsidiaries are a party or to which any of their property is subject, and no such legal proceedings were terminated in the fourth quarter of 2022.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
The Company’s common stock trades on The NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “RNST.” On February 17, 2023, the Company had approximately 4,150 shareholders of record and the closing sales price of the Company’s common stock was $37.38.
Please refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans(1)	Maximum Number of Shares or Approximate Dollar Value of Shares That May Yet Be Purchased Under Share Repurchase Plans(1)(2)
October 1, 2022 to October 31, 2022	—	$—	—	$50,000
November 1, 2022 to November 30, 2022	—	—	—	100,000
December 1, 2022 to December 31, 2022	—	—	—	100,000
Total	—	$—	—
(1)The Company announced a $50.0 million stock repurchase program in October 2021. This plan expired in October 2022, and no shares were repurchased under this plan in the fourth quarter of 2022 prior to its expiration. The Company announced a $100.0 million stock repurchase program in October 2022 under which the Company is authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. This plan will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. No shares were repurchased during the fourth quarter of 2022 under this plan.
(2)Dollars in thousands.
Unregistered Sales of Equity Securities
The Company did not sell any unregistered equity securities during 2022.

Stock Performance Graph
The following performance graph, obtained from S&P Global Market Intelligence, compares the performance of our common stock to the NASDAQ Composite Index and to the S&P U.S. BMI Banks - Southeast Region Index, which is a peer group of regional bank holding companies (including the Company), for the measurement period. The performance graph assumes that the value of the investment in our common stock, the NASDAQ Market Index and the S&P U.S. BMI Banks - Southeast Region Index was $100 at January 1, 2017, and that all dividends were reinvested.

Total Return Performance
350
300
250
200
150
100
50
Index Value
2017
2018
2019
2020
2021
2022
Period Ending
Renasant Corporation
NASDAQ Composite Index
S&P U.S. BMI Banks - Southeast Region Index

	Period Ending December 31,
	2017	2018	2019	2020	2021	2022
Renasant Corporation	$100.00	$75.28	$90.52	$89.06	$102.67	$104.42
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
S&P U.S. BMI Banks - Southeast Region Index	100.00	82.62	116.45	104.41	149.13	121.30
(1)The S&P U.S. BMI Banks - Southeast Region Index, is a peer group of 51 regional bank holding companies, whose common stock is traded either on the New York Stock Exchange, NYSE Amex or NASDAQ, and which are headquartered in Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.
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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Thousands, Except Share Data)
The following discussion and analysis of our financial condition as of December 31, 2022 and 2021 and results of operations for each of the years then ended should be read together with the cautionary language regarding forward-looking statements at the beginning of this Annual Report on Form 10-K and the consolidated financial statements and related notes included under Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, which provides a discussion of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K.
Performance Overview
Net income was $166,068 for 2022 compared to $175,892 for 2021. Basic and diluted earnings per share (“EPS”) were $2.97 and $2.95, respectively, for 2022 compared to $3.13 and $3.12, respectively, for 2021. At December 31, 2022, total assets increased to $16,988,176 from $16,810,311 at December 31, 2021. The changes in our financial condition and results of operations from 2021 to 2022 were driven by a number of factors, the most prominent of which are highlighted below:

Financial Highlights
—
Net interest income increased $57,297 to $481,298 for 2022 as compared to $424,001 for 2021. The increase from 2021 to 2022 was due to the continued increase in loan yields due to the current rate environment, as well as changes in the mix of earning assets during the year, partially offset by an increase in our cost of funds. The Company has continued to focus on both growing noninterest-bearing deposits and offering competitive interest rates on interest-bearing deposits.

—
Net charge-offs as a percentage of average loans were 0.04% and 0.10% in 2022 and 2021, respectively. The Company recorded a provision for credit losses on loans of $23,788 in 2022 as compared to a recovery of provision for credit losses of $1,700 in 2021. The increase year over year is reflective of loan growth and acquisitions.

—	Noninterest income was $149,253 for 2022 compared to $226,984 for 2021. The decrease in noninterest income is primarily attributable to decreased mortgage production during the year.
—
Noninterest expense was $395,455 and $429,826 for 2022 and 2021, respectively. The decrease in noninterest expense is primarily attributable to decreases in salaries and employee benefits, which was largely attributable to the decrease in mortgage commissions and incentives as production declined. Data processing expense decreased $6,826 during 2022 due to the renegotiation of certain contracts. The Company incurred a debt prepayment penalty of $6,123 during 2021 with no such penalty occurring in 2022.

—	Loans, net of unearned income, were $11,578,304 at December 31, 2022 compared to $10,020,914 at December 31, 2021, an increase of 15.5%.
—
Deposits totaled $13,486,966 at December 31, 2022 compared to $13,905,724 at December 31, 2021. The decrease in deposits is due to increased competition as well as a normalization of deposits following government stimulus programs in prior years.

A historical look at key performance indicators is presented below.

	2022	2021	2020
Diluted EPS	$2.95	$3.12	$1.48
Diluted EPS Growth	(5.45)%	110.81%	(48.61)%
Shareholders’ equity to assets	12.57%	13.15%	14.29%
Tangible shareholders’ equity to tangible assets(1)	7.01%	7.86%	8.33%
Return on Average Assets	1.00%	1.11%	0.58%
Return on Average Tangible Assets(1)	1.09%	1.21%	0.66%
Return on Average Shareholders’ Equity	7.60%	7.96%	3.96%
Return on Average Tangible Shareholders’ Equity(1)	13.97%	14.53%	7.83%
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
Allowance for Credit Losses on Loans
The accounting estimate most important to the presentation of our financial statements relates to the allowance for credit losses and the related provision for credit losses which involves considerable subjective judgment and evaluation by management. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb such expected credit losses, as prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 326, “Financial Instruments - Credit Losses” (“ASC 326”; ASC 326 is also referred to herein as “CECL”). Although we consider all reasonably-available information that we believe is relevant to making the assumptions that underlie the Company’s determination of the appropriate amount of the allowance for credit losses, future adjustments to the allowance may be necessary if actual economic or other conditions ultimately differ substantially from the assumptions we used in making the evaluation. Additionally, banking regulators periodically review our allowance for credit losses and may require us to recognize adjustments to the allowance based on their judgment of information available to them at the time of their examination. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis. Please refer to the discussion under the heading “Loans and the Allowance for Credit Losses” in Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report for more information regarding the estimates and assumptions, and the uncertainties underlying such estimates and assumptions, involved in the calculation of the allowance for credit losses.
For more information about our loan policies and procedures for addressing credit risk, as well as for a discussion of the changes in the allowance for credit losses in 2021 and 2022, please refer to the disclosures in this Item under the heading “Risk Management – Credit Risk and Allowance for Credit Losses.”
Business Combinations, Accounting for Purchased Loans
The Company accounts for its acquisitions under ASC 805, “Business Combinations,” which requires the use of the acquisition method of accounting. For more information about the accounting for acquisitions, including the estimates and assumptions, and uncertainties underlying such estimates and assumptions, please refer to the information under the heading “Business Combinations, Accounting for Purchased Credit Deteriorated Loans and Related Assets” in Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Additional details about loans acquired in connection with our acquisitions is set forth below under the heading “Risk Management - Credit Risk and Allowance for Credit Losses.”

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at December 31, 2022 compared to December 31, 2021. Total assets were $16,988,176 at December 31, 2022 compared to $16,810,311 at December 31, 2021.
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

	2022		2021
	Balance	% of Portfolio	Balance	% of Portfolio
U.S. Treasury securities	$—	—%	$3,010	0.11%
Obligations of other U.S. Government agencies and corporations	164,660	5.76	—	—
Obligations of states and political subdivisions	436,788	15.28	426,751	15.23
Mortgage backed securities	2,122,855	74.28	2,313,167	82.54
Other debt securities	133,711	4.68	59,513	2.12
	$2,858,014	100.00%	$2,802,441	100.00%
Allowance for credit losses - held to maturity securities	(32)		(32)
Securities, net of allowance for credit losses	$2,857,982		$2,802,409
During 2022, primarily in the first half of the year, we deployed a portion of our excess liquidity into the securities portfolio and purchased $804,899 in investment securities, with mortgage backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprising approximately 62% of such purchases. CMOs are included in the “Mortgage backed securities” line item in the above table. The mortgage backed securities and CMOs held in our investment portfolio are issued by government sponsored entities. Obligations of other U.S. Government agencies and corporations comprised approximately 21% of purchases made in 2022. Obligations of state and political subdivisions comprised approximately 5% of purchases in 2022. Other debt securities in our investment portfolio, consisting of corporate debt securities, issuances from the Small Business Administration (“SBA”) and subordinated debt issuances, comprised the remaining 12% of purchases made during the year. We did not sell any securities in 2022. During 2022, proceeds from maturities and calls of securities totaled $452,955, and such proceeds were primarily reinvested in the securities portfolio or used to fund loan growth.
During 2021, we purchased $2,160,069 in investment securities, with mortgage backed securities and CMOs, in the aggregate, comprising approximately 93% of such purchases. Obligations of state and political subdivisions made up the remainder of the purchases made in 2021. The carrying value of securities sold during 2021 totaled $174,285 resulting in a net gain of $2,170. Proceeds from maturities and calls of securities during 2021 totaled $460,266, which were primarily reinvested in the securities portfolio.
During the year ended December 31, 2022, the Company transferred, at fair value, $882,927 of securities from the available for sale portfolio to the held to maturity portfolio. The related net unrealized losses of $99,675 (after tax losses of $74,307) remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. At December 31, 2022, the net unrealized after tax losses remaining to be amortized in accumulated other comprehensive income (loss) was $68,613. No gains or losses were recognized at the time of transfer.
During 2021, the Company transferred, at fair value, $366,886 of securities from the available for sale portfolio to the held to maturity portfolio. The related net unrealized after tax gains of $2,048 remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of transfer.
The allowance for credit losses on held to maturity securities is evaluated on a quarterly basis in accordance with ASC 326. Expected credit losses on debt securities classified as held to maturity are measured on a collective basis by major security type. The estimates of expected credit losses are based on historical default rates, investment grades, current conditions, and reasonable and supportable forecasts about the future. At December 31, 2022 and 2021, the allowance for credit losses on held to maturity securities was $32.
At December 31, 2022, unrealized losses of $201,299 were recorded on available for sale investment securities with a carrying value of $1,515,088. At December 31, 2021, unrealized losses of $31,024 were recorded on available for sale securities with a carrying value of $1,925,018. The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. As a result, the Company did not record any impairment for the years ended December 31, 2022 and 2021.

The following table sets forth the scheduled maturity distribution and weighted average yield based on the amortized cost of the debt securities in our investment portfolio as of December 31, 2022.

	Amount	Yield
Held to Maturity:
Obligations of states and political subdivisions
Maturing within one year	$150	3.17%
Maturing after one year through five years	3,351	0.86%
Maturing after five years through ten years	53,650	1.75%
Maturing after ten years	234,735	1.85%
Residential mortgage backed securities not due at a single maturity date:
Government agency MBS	483,560	3.40%
Government agency CMO	423,315	3.49%
Commercial mortgage backed securities not due at a single maturity date:
Government agency MBS	17,006	1.79%
Government agency CMO	45,430	2.23%
Other debt securities not due at a single maturity date	62,875	3.27%
Available for Sale:
Obligations of other U.S. Government agencies and corporations
Maturing after one year through five years	170,000	3.32%
Obligations of states and political subdivisions
Maturing within one year or less	9,393	3.26%
Maturing after one year through five years	32,061	3.45%
Maturing after five years through ten years	37,533	3.03%
Maturing after ten years	75,078	2.07%
Other debt securities - corporate debt
Maturing after one year through five years	26,751	5.13%
Maturing after five years through ten years	38,016	4.26%
Residential mortgage backed securities not due at a single maturity date:
Government agency MBS	508,415	1.90%
Government agency CMO	605,033	1.48%
Commercial mortgage backed securities not due at a single maturity date:
Government agency MBS	11,166	2.76%
Government agency CMO	211,435	2.03%
Other debt securities not due at a single maturity date	10,119	4.26%
	$3,059,072	1.79%
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
Loans Held for Sale
Loans held for sale were $110,105 at December 31, 2022 compared to $453,533 at December 31, 2021. Mortgage loans to be sold, which made up all of our loans held for sale at each of December 31, 2022 and 2021, are sold either on a “best efforts” basis or under a “mandatory delivery” sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored entities, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a “mandatory delivery” sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. The decline in loans held for sale year over year is directly attributable to the decreased mortgage production in 2022 when compared to 2021.

Loans
Loans held for investment, which excludes loans held for sale, is the Company’s most significant earning asset, comprising 68.16% and 59.61% of total assets at December 31, 2022 and 2021, respectively. This percentage will fluctuate based on a number of factors, including the extent of our loan growth and whether the Company has excess liquidity on its balance sheet. The increase in the ratio of loans held for investment to total earning assets during 2022 is a result of a material increase in the demand for loans.

The tables below set forth the balance of loans outstanding by loan type and the percentage of loans, by category, to total loans at December 31:

	December 31, 2022		December 31, 2021
	Total Loans	Percentage of Total Loans	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural (1)	$1,673,883	14.46%	$1,423,270	14.20%
Lease financing, net of unearned discount	115,013	0.99%	76,125	0.76%
Real estate – construction:
Residential	355,500	3.07%	302,275	3.02%
Commercial	974,837	8.42%	802,621	8.01%
Total real estate – construction	1,330,337	11.49%	1,104,896	11.03%
Real estate – 1-4 family mortgage:
Primary	2,222,856	19.20%	1,816,120	18.12%
Home equity	501,906	4.33%	474,604	4.74%
Rental/investment	334,382	2.89%	288,474	2.88%
Land development	157,119	1.36%	145,048	1.45%
Total real estate – 1-4 family mortgage	3,216,263	27.78%	2,724,246	27.19%
Real estate – commercial mortgage:
Owner-occupied	1,539,296	13.29%	1,563,351	15.60%
Non-owner occupied	3,452,910	29.82%	2,856,947	28.51%
Land development	125,857	1.09%	128,739	1.28%
Total real estate – commercial mortgage	5,118,063	44.20%	4,549,037	45.39%
Installment loans to individuals	124,745	1.08%	143,340	1.43%
Total loans, net of unearned income	$11,578,304	100.00%	$10,020,914	100.00%
(1) Includes PPP loans of $4,832 of $58,391 as of December 31, 2022 and 2021, respectively.
Loan concentrations exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2022 and 2021, there were no concentrations of loans exceeding 10% of total loans other than loans disclosed in the table above.

The following table sets forth loans held for investment, net of unearned income, outstanding at December 31, 2022, which, based on remaining contractually-scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less. See “Risk Management – Credit Risk and Allowance for Credit Losses” in this Item 7 for information regarding the risk elements applicable to, and a summary of our loan loss experience with respect to, the loans in each of the categories listed below.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial, financial, agricultural (1)	$1,103,371	$436,416	$133,798	$298	$1,673,883
Lease financing, net of unearned income	3,431	68,890	42,692	—	115,013
Real estate – construction:
Residential	244,226	11,128	96,033	4,113	355,500
Commercial	745,602	163,268	63,585	2,382	974,837
Total real estate – construction	989,828	174,396	159,618	6,495	1,330,337
Real estate – 1-4 family mortgage:
Primary	188,936	391,934	1,014,084	627,902	2,222,856
Home equity	499,824	1,900	73	109	501,906
Rental/investment	54,727	254,267	25,316	72	334,382
Land development	127,692	29,066	361	—	157,119
Total real estate – 1-4 family mortgage	871,179	677,167	1,039,834	628,083	3,216,263
Real estate – commercial mortgage:
Owner-occupied	357,205	689,934	466,499	25,658	1,539,296
Non-owner occupied	1,517,116	1,422,737	512,619	438	3,452,910
Land development	49,760	75,101	996	—	125,857
Total real estate – commercial mortgage	1,924,081	2,187,772	980,114	26,096	5,118,063
Installment loans to individuals	36,595	55,265	31,894	991	124,745
Total loans, net of unearned income	$4,928,485	$3,599,906	$2,387,950	$661,963	$11,578,304
(1) Includes PPP loans of $4,832 of $58,391 as of December 31, 2022 and 2021, respectively.

The following table sets forth the fixed and variable rate loans maturing or scheduled to reprice after one year as of December 31, 2022:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Commercial, financial, agricultural	$447,860	$122,652
Lease financing, net of unearned income	111,582	—
Real estate – construction:
Residential	32,061	79,213
Commercial	191,387	37,848
Total real estate – construction	223,448	117,061
Real estate – 1-4 family mortgage:
Primary	989,355	1,044,565
Home equity	1,879	203
Rental/investment	261,372	18,283
Land development	27,097	2,330
Total real estate – 1-4 family mortgage	1,279,703	1,065,381
Real estate – commercial mortgage:
Owner-occupied	1,065,435	116,656
Non-owner occupied	1,716,535	219,259
Land development	73,517	2,580
Total real estate – commercial mortgage	2,855,487	338,495
Installment loans to individuals	85,337	2,813
Total loans, net of unearned income	$5,003,417	$1,646,402

Deposits
The Company relies on deposits as its major source of funds. Total deposits were $13,486,966 and $13,905,724 at December 31, 2022 and 2021, respectively. Noninterest-bearing deposits were $4,558,756 and $4,718,124 at December 31, 2022 and 2021, respectively, while interest-bearing deposits were $8,928,210 and $9,187,600 at December 31, 2022 and 2021, respectively. Interest-bearing deposits for 2022 included $233,133 of brokered deposits.
The decrease in noninterest-bearing deposits across the Company’s footprint in 2022 was primarily driven by increases in interest-bearing deposit rates. Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding brokered deposits and time deposits greater than $250,000). Noninterest-bearing deposits decreased to 33.80% of total deposits at December 31, 2022, as compared to 33.93% of total deposits at December 31, 2021, due to noninterest-bearing deposits being moved to other types of deposits or financial products bearing higher interest rates. Under certain circumstances, management may elect to acquire non-core deposits (in the form of brokered or time deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Public fund deposits may fluctuate as competitive and market forces change because these deposits are obtained through a bid process. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits at December 31, 2022 were $1,760,460 compared to $1,787,414 at December 31, 2021.

Deposits that are in excess of the FDIC insurance limit (or similar state deposit insurance limits) and that are otherwise uninsured were $4,114,274 and $4,353,952 at December 31, 2022 and 2021, respectively. The following table shows the maturity of time deposits at December 31, 2022 that are in excess of the FDIC insurance limit (or similar state deposit insurance limits) and that are otherwise uninsured:

Three Months or Less	$45,201
Over Three through Six Months	33,392
Over Six through Twelve Months	170,924
Over 12 Months	109,272
Total	$358,789
Borrowed Funds

Total borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include federal funds purchased, securities sold under agreements to repurchase, and short-term FHLB advances. During 2022, we used short-term FHLB borrowings to fund loan growth. The following table presents our short-term borrowings by type at December 31:

	2022	2021
Security repurchase agreements	$12,232	$13,947
Short-term borrowings from the FHLB	700,000	—
Total short-term borrowings	$712,232	$13,947
At December 31, 2022, long-term debt consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The following table presents our long-term debt by type at December 31:

	2022	2021
Federal Home Loan Bank advances	$—	$417
Junior subordinated debentures	112,042	111,373
Subordinated notes	316,091	359,419
Total long-term debt	$428,133	$471,209
Long-term FHLB borrowings are used to match-fund against large, fixed rate commercial or real estate loans with long-term maturities, which helps mitigate interest rate exposure when rates rise. The Company had $3,651,678 of availability on unused lines of credit with the FHLB at December 31, 2022 compared to $4,214,274 at December 31, 2021. The weighted-average interest rates on outstanding advances at December 31, 2022 and 2021 were 4.57% and 1.86%, respectively.
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
During October and December 2021, respectively, the Company redeemed at par its $15,000 6.50% fixed-to-floating rate subordinated notes and redeemed $30,000 of its aggregate $60,000 5.00% fixed-to-floating rate subordinated notes, with the remaining $30,000 of such notes redeemed in the first quarter of 2022.
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
For more information about the terms and conditions of the Company’s junior subordinated debentures and subordinated notes, see Note 11, “Long-Term Debt,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Results of Operations
Net Income
Net income for the year ended December 31, 2022 was $166,068 compared to net income of $175,892 for the year ended December 31, 2021. Basic earnings per share for the year ended December 31, 2022 was $2.97 as compared to $3.13 for the year ended December 31, 2021. Diluted earnings per share for the year ended December 31, 2022 was $2.95 as compared to $3.12 for the year ended December 31, 2021.
From time to time, the Company incurs expenses and charges in connection with certain transactions with respect to which management is unable to accurately predict when these expenses or charges will be incurred or, when incurred, the amount of such expenses or charges. The following table presents the impact of these expenses and charges on reported EPS for the dates presented. The “COVID-19 related expenses” line item in the table below primarily consists of (a) employee overtime and employee benefit accruals directly related to the Company’s response to both the COVID-19 pandemic itself and federal legislation enacted to address the pandemic, such as the CARES Act, and (b) expenses associated with supplying branches with protective equipment, sanitation supplies (such as floor markings and cautionary signage for branches, face coverings and hand sanitizer) and more frequent and rigorous branch cleaning. The mortgage servicing rights (“MSR”) valuation adjustment, gain on the sale of MSRs and swap termination gains are discussed below under the “Noninterest Income” heading, and the debt prepayment penalty, restructuring charges and the voluntary reimbursement of certain re-presentment NSF fees are discussed below under the “Noninterest Expense” heading in this Item.

	Twelve Months Ended December 31,
	2022			2021
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
MSR valuation adjustment	$—	$—	$—	$(13,561)	$(10,522)	$(0.19)
Gain on sale of MSR	(2,960)	(2,296)	(0.04)	—	—	—
Swap termination gains	—	—	—	(4,676)	(3,628)	(0.06)
COVID-19 related expenses	—	—	—	1,511	1,172	0.02
Restructuring charges	732	568	0.01	368	286	0.01
Merger and conversion expenses	1,787	1,386	0.02	—	—	—
Debt prepayment penalty	—	—	—	6,123	4,751	0.08
Initial provision for acquisition	2,820	2,187	0.04	—	—	—
Voluntary reimbursement of certain re-presentment NSF fees	1,255	973	0.02	—	—	—
Note: Balances in the table above are shown to reflect impact to income if removed (i.e. negative balances for income items and positive balances for expense items).
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 76.64% of total net revenue in 2022. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income increased 13.51% to $481,298 for 2022 compared to $424,001 in 2021. On a tax equivalent basis, net interest income increased $58,984 to $489,704 in 2022 as compared to $430,720 in 2021. Net interest margin was 3.30% for 2022 as compared to 3.07% for 2021.

The following table sets forth the daily average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate on each such category for the years ended December 31, 2022, 2021 and 2020:

	2022			2021			2020
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment(1)	$10,677,995	$476,746	4.46%	$10,310,070	$427,296	4.15%	$10,593,556	$458,686	4.33%
Loans held for sale	203,981	9,212	4.52%	454,727	12,632	2.78%	361,391	12,191	3.37%
Securities:
Taxable(2)	2,654,621	44,750	1.69%	1,691,531	24,370	1.44%	1,021,999	24,102	2.36%
Tax-exempt	446,895	10,655	2.38%	335,399	9,418	2.81%	259,705	8,848	3.41%
Total securities	3,101,516	55,405	1.79%	2,026,930	33,788	1.67%	1,281,704	32,950	2.57%
Interest-bearing balances with banks	846,768	8,853	1.05%	1,263,364	1,688	0.13%	385,810	1,190	0.31%
Total interest-earning assets	14,830,260	550,216	3.71%	14,055,091	475,404	3.38%	12,622,461	505,017	4.00%
Cash and due from banks	201,419			199,705			201,815
Intangible assets	967,018			966,733			973,287
Other assets	639,155			684,457			705,886
Total assets	$16,637,852			$15,905,986			$14,503,449
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$6,420,905	$25,840	0.40%	$6,177,944	$15,308	0.25%	$5,277,374	$23,995	0.45%
Savings deposits	1,116,013	1,023	0.09%	976,616	698	0.07%	764,146	758	0.10%
Brokered deposits	23,634	1,047	4.43%	—	—	—%	—	—	—%
Time deposits	1,310,398	7,298	0.56%	1,539,763	12,970	0.84%	1,952,213	29,263	1.50%
Total interest-bearing deposits	8,870,950	35,208	0.40%	8,694,323	28,976	0.33%	7,993,733	54,016	0.68%
Borrowed funds	624,887	25,304	4.05%	470,993	15,708	3.34%	765,769	17,319	2.26%
Total interest-bearing liabilities	9,495,837	60,512	0.64%	9,165,316	44,684	0.49%	8,759,502	71,335	0.81%
Noninterest-bearing deposits	4,760,432			4,310,834			3,391,619
Other liabilities	196,980			220,427			237,738
Shareholders’ equity	2,184,603			2,209,409			2,114,590
Total liabilities and shareholders’ equity	$16,637,852			$15,905,986			$14,503,449
Net interest income/ net interest margin		$489,704	3.30%		$430,720	3.07%		$433,682	3.44%
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
Net interest income and net interest margin are influenced by internal and external factors. Internal factors include balance sheet changes in volume and mix as well as loan and deposit pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. During 2022, net interest income growth was primarily driven by increasing loan yields and changes in the mix of earning assets due to loan growth. This growth was partially offset by an increase in the cost of interest-bearing deposits and liabilities.
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

	2022 Compared to 2021			2021 Compared to 2020
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$15,638	$33,812	$49,450	$(17,322)	$(14,068)	$(31,390)
Loans held for sale	(9,007)	5,587	(3,420)	2,802	(2,361)	441
Securities:
Taxable	15,693	4,687	20,380	11,853	(11,585)	268
Tax-exempt	2,805	(1,568)	1,237	2,296	(1,726)	570
Interest-bearing balances with banks	(731)	7,896	7,165	1,479	(981)	498
Total interest-earning assets	24,398	50,414	74,812	1,108	(30,721)	(29,613)
Interest expense:
Interest-bearing demand deposits	625	9,907	10,532	3,586	(12,273)	(8,687)
Savings deposits	109	216	325	181	(241)	(60)
Brokered deposits	1,047	—	1,047	—	—	—
Time deposits	(1,730)	(3,942)	(5,672)	(5,305)	(10,988)	(16,293)
Borrowed funds	5,797	3,799	9,596	(8,092)	6,481	(1,611)
Total interest-bearing liabilities	5,848	9,980	15,828	(9,630)	(17,021)	(26,651)
Change in net interest income	$18,550	$40,434	$58,984	$10,738	$(13,700)	$(2,962)
The daily average balances of nonaccruing assets are included in the foregoing table. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 4.45%, which is net of federal tax benefit.
Interest income, on a tax equivalent basis, was $550,216 for 2022 compared to $475,404 for 2021, an increase of $74,812. The following table presents the percentage of total average earning assets, by type and yield, for 2022 and 2021:

	Percentage of Total		Yield
	2022	2021	2022	2021
Loans held for investment excluding PPP loans	71.90%	70.16%	4.46%	4.08%
Paycheck Protection Program loans	0.10	3.19	4.91	5.52
Loans held for sale	1.38	3.24	4.52	2.78
Securities	20.91	14.42	1.79	1.67
Interest-bearing balances with banks	5.71	8.99	1.05	0.13
Total earning assets	100.00%	100.00%	3.71%	3.38%
In 2022, interest income on loans held for investment, on a tax equivalent basis, increased $49,450 to $476,746 from $427,296 in 2021. This increase was primarily due to the Federal Reserve aggressively raising interest rates in 2022 coupled with loan growth of 15.54% from December 31, 2021.
The impact from interest income collected on problem loans and purchase accounting adjustments on purchased loans to total interest income on loans, loan yield and net interest margin is shown in the table below for the periods presented:

	Twelve months ended December 31,
	2022	2021
Net interest income collected on problem loans	$2,949	$4,412
Accretable yield recognized on purchased loans(1)	5,198	10,783
Total impact to interest income on loans	$8,147	$15,195
Impact to total loan yield	0.08%	0.15%
Impact to net interest margin	0.05%	0.11%
(1)Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $2,274 and $5,293 for the twelve months ended December 31, 2022 and 2021, respectively, which increased loan yield by 2 basis points and 4 basis points, respectively, for 2022 and 2021.

Interest income on loans held for sale, on a tax equivalent basis, decreased $3,420 to $9,212 in 2022 from $12,632 in 2021. The increase in yields was offset by decreases in volume during 2022.
In 2022, investment income, on a tax equivalent basis, increased $21,617 to $55,405 from $33,788 in 2021. The following table presents the taxable equivalent yield on securities for the periods presented:

	Twelve months ended December 31,
	2022	2021
Taxable equivalent interest income on securities	$55,405	$33,788
Average securities	$3,101,516	$2,026,930
Taxable equivalent yield on securities	1.79%	1.67%
The increase in yield on securities during 2022 was due to purchases of higher yielding securities. The increase in yield, coupled with growth in the securities portfolio, during 2022 led to the growth in investment income, on a tax equivalent basis.
Interest expense was $60,512 in 2022 compared to $44,684 in 2021. The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total		Cost of Funds
	2022	2021	2022	2021
Noninterest-bearing demand	33.39%	32.00%	—%	—%
Interest-bearing demand	45.04	45.84	0.40	0.25
Savings	7.83	7.25	0.09	0.07
Brokered deposits	0.17	—	4.43	—
Time deposits	9.19	11.42	0.56	0.84
Borrowed funds	4.38	3.49	4.05	3.34
Total deposits and borrowed funds	100.00%	100.00%	0.42%	0.33%
Interest expense on deposits was $35,208 and $28,976 for 2022 and 2021, respectively. The cost of total deposits was 0.26% and 0.22% for the years ending December 31, 2022 and 2021, respectively. The cost of interest-bearing deposits was 0.40% and 0.33% for the same respective periods. The increase in both deposit expense and cost is attributable to the Company’s efforts to offer competitive deposit rates in the rising interest rate environment. During 2022, the Company continued its efforts to grow noninterest-bearing deposits. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on brokered deposits or wholesale borrowings when advantageous.
Interest expense on total borrowings was $25,304 and $15,708 for the years ending December 31, 2022 and 2021, respectively, while the cost of total borrowings was 4.05% and 3.34% for the years ended December 31, 2022 and 2021, respectively. The increase in interest expense is a result of higher average borrowings and rates driven by an increase in short-term FHLB borrowings in the latter part of 2022. The Company issued $200,000 of its 3.00% fixed-to-floating rate subordinated notes during 2021 and redeemed certain tranches of subordinated notes in the third quarter of 2021 and first quarter of 2022.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item. For more information about our outstanding subordinated notes and junior subordinated debentures, see Note 11, “Long-Term Debt,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Noninterest Income

Noninterest Income to Average Assets
(Excludes securities gains/losses)
2022	2021
0.90%	1.43%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income as a percentage of total net revenue was 23.36% and 34.51% for 2022 and 2021, respectively. Noninterest income was $149,253 for the year ended December 31, 2022, a decrease of $77,731, or 34.25%, as compared to $226,984 for 2021. The decrease during the year was driven by lower mortgage banking production, which is discussed below.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $39,957 and $36,569 for the twelve months ended December 31, 2022 and 2021, respectively. Overdraft fees, the largest component of service charges on deposits, increased to $21,575 for the twelve months ended December 31, 2022 compared to $19,140 for the same period in 2021. The Company completed its plans to eliminate certain overdraft and NSF fees, which will become effective January 1, 2023. These fees totaled approximately $5,500 and $4,700 in 2022 and 2021, respectively.
Fees and commissions increased to $17,268 in 2022 as compared to $15,732 in 2021. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. Interchange fees on debit card transactions, the largest component of fees and commissions, were $9,899 for the twelve months ended December 31, 2022 compared to $10,405 for the same period in 2021.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $10,754 and $9,841 for the years ended December 31, 2022 and 2021, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in the “Other noninterest income” line item on the Consolidated Statements of Income, was $567 and $1,063 for 2022 and 2021, respectively.
Our Wealth Management segment has two divisions: Trust and Financial Services. The Trust division operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $22,339 for 2022 compared to $20,455 for 2021. The market value of assets under management or administration was $5,004,329 and $5,177,984 at December 31, 2022 and 2021, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $1,679,356 in 2022 and $4,059,927 in 2021. The decrease in mortgage loan originations in 2022 was due to material increases in mortgage interest rates from historically low rates, significantly dampening demand for mortgages nationwide. In 2022, the Company sold a portion of its mortgage servicing rights portfolio with a carrying value of $15,565 for a pre-tax gain of $2,960; there were no such sales in 2021. Mortgage banking income was impacted in 2021 by a positive mortgage servicing rights valuation adjustment of $13,561 with no such valuation adjustment in 2022.
The following table presents the components of mortgage banking income included in noninterest income at December 31:

	2022	2021
Gain on sales of loans, net(1)	$15,803	$82,399
Fees, net	10,371	17,161
Mortgage servicing income, net(2)	9,620	(3,517)
MSR valuation adjustment	—	13,561
Mortgage banking income, net	$35,794	$109,604
(1) Gain on sales of loans, net includes pipeline fair value adjustments
(2) Mortgage servicing income, net includes gain on sale of mortgage servicing rights of $2,960
During 2021, the Company terminated four interest rate swap contracts with notional amounts of $25,000 each. These swaps hedged forecasted future FHLB borrowings which were no longer expected to occur at the time of termination. As a result of these terminations, the Company recognized a gain of $4,676 for the year ended December 31, 2021.

There were no net gains or losses on sales of securities during 2022. Gains on sales of securities for the twelve months ended 2021 were $2,170, resulting from the sale of approximately $174,285 in securities. For more information on securities sold in 2021, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and can fluctuate upon the collection of life insurance proceeds. BOLI income increased to $9,267 in 2022 as compared to $7,366 in 2021. The Company purchased $80,000 in additional BOLI policies during the first quarter of 2022 accounting for the increase in BOLI income.
In addition to the contingency income described above, other noninterest income includes income from our SBA banking division and other miscellaneous income and can fluctuate based on the claims experience in our Insurance agency, SBA production and recognition of other nonseasonal income items. Other noninterest income was $13,874 for 2022 compared to $20,571 for 2021.
Noninterest Expense

Noninterest Expense to Average Assets
2022	2021
2.38%	2.70%
Noninterest expense was $395,455 and $429,826 for 2022 and 2021, respectively. As mentioned previously, the Company incurred expenses in connection with certain transactions with respect to which management is unable to accurately predict when these expenses will be incurred or, when incurred, the amount of such expenses. The following table presents these expenses for the periods presented:

	Twelve Months Ended December 31,
	2022	2021
COVID-19 related expenses	$—	$1,511
Restructuring charges	732	368
Merger and conversion related expenses	1,787	—
Debt prepayment penalty	—	6,123
Voluntary reimbursement of certain re-presentment NSF fees	1,255	—
Salaries and employee benefits is the largest component of noninterest expense and represented 66.17% and 65.29% of total noninterest expense at December 31, 2022 and 2021, respectively. During 2022, salaries and employee benefits decreased $18,973, or 6.76%, to $261,654 as compared to $280,627 for 2021. The decrease in salaries and employee benefits is primarily due to a decrease in mortgage commissions and incentives, driven by the decrease in mortgage production, offset by increases in the minimum wage we pay our employees that were implemented in May 2022.
Compensation expense recorded in connection with awards of restricted stock, which is included within salaries and employee benefits, was $10,595 and $9,415 for 2022 and 2021, respectively. A portion of the restricted stock awards in both years was subject to the satisfaction of performance-based conditions.
Data processing costs decreased $6,826 to $14,900 in 2022 from $21,726 in 2021, driven primarily by the Company’s renegotiation of certain vendor contracts. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense in 2022 was $44,819, a decrease of $2,018 from $46,837 for 2021. The decrease in net occupancy and equipment expense is primarily attributable to the restructuring and non-renewal or termination of certain branch leases.
The Company experienced a net gain of $453 in other real estate expense for 2022, compared to expenses of $253 in 2021. Expenses on other real estate owned for 2022 include write downs of $110 of the carrying value to fair value on certain pieces of property held in other real estate owned compared to write downs of $306 in 2021. Other real estate owned with a cost basis of $2,875 was sold during 2022, resulting in a net gain of $703, compared to other real estate owned with a cost basis of $6,166 sold during 2021 for a net gain of $176.

Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulation. Professional fees were $11,872 for 2022 as compared to $11,776 for 2021.
Advertising and public relations expense was $14,325 for 2022, an increase of $2,122 compared to $12,203 for 2021. During 2022, the Company contributed approximately $1,350 to charitable organizations throughout Mississippi, Georgia and Alabama, for which it received a dollar-for-dollar tax credit, and such contributions are included in our advertising and public relations expense.
Amortization of intangible assets totaled $5,122 for 2022 compared to $6,042 for 2021. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately one year to ten years.
Communication expenses are those expenses incurred for communication to clients and between employees. Communication expenses were $7,958 for 2022 as compared to $8,869 for 2021.
The Company incurred a $6,123 debt prepayment penalty in 2021 in connection with the prepayment of a $150,000 long-term FHLB advance.
Other noninterest expense includes the provision for unfunded commitments, business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. In 2022, the Company also recognized expense of $1,255 related to the voluntary reimbursement of certain re-presentment NSF fees previously charged to customers that are expected to be paid in 2023 in light of the FDIC’s recent guidance to banks regarding such fees. Other noninterest expense was $32,739 for 2022 as compared to $35,002 for 2021. A provision for unfunded commitments of $83 was recorded for 2022 and a negative provision (recovery) for unfunded commitments of $500 was recorded in 2021.
Efficiency Ratio

	Efficiency Ratio
	2022	2021
Efficiency ratio (GAAP)	61.89%	65.35%
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
Income Taxes
Income tax expense for 2022 and 2021 was $45,240 and $46,935, respectively. The effective tax rates for those years were 21.78% and 22.41%, respectively. For additional information regarding the Company’s income taxes, please refer to in Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

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

For commercial and commercial real estate secured loans, internal risk-rating grades are assigned by lending, credit administration and loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Loan grades range from 10 to 95, with 10 rated loans having the least credit risk. For more information about the Company’s loan grades, see the information under the heading “Credit Quality” in Note 3, “Loans,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Management’s problem asset resolution committee and the Board of Directors’ Credit Review Committee monitor loans that are past due or those that have been downgraded and are considered special mention or substandard due to a decline in the collateral value or cash flow of the debtor; the committees then adjust loan grades accordingly. This information is used to assist management in monitoring credit quality. When the ultimate collectability of a loan’s principal is in doubt, wholly or partially, the loan is placed on nonaccrual.

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

The Company’s practice is to charge off estimated losses as soon as such loss is identified and reasonably quantified. Net charge-offs for 2022 were $7,329, or 0.07% as a percentage of average loans, compared to net charge-offs of $10,273, or 0.10% as a percentage of average loans, for 2021. The charge-offs in 2022 were fully reserved for in the Company’s allowance for credit losses.
Allowance for Credit Losses on Loans; Provision for Credit Losses on Loans. The allowance for credit losses is available to absorb credit losses inherent in the loans held for investment portfolio. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management evaluates the adequacy of the allowance on a quarterly basis. For an in-depth discussion of our accounting policies and our methodology for determining the appropriate level of the allowance for credit losses, please refer to the information in the “Critical Accounting Policies and Estimates” section above as well as the information under the headings “Loans and the Allowance for Credit Losses” and “Business Combinations, Accounting for Purchased Credit Deteriorated Loans and Related Assets” in Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

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

The allowance for credit losses on loans was $192,090 and $164,171 at December 31, 2022 and 2021, respectively. The following table presents the allocation of the allowance for credit losses on loans and the percentage of each loan category to total loans at December 31 for each of the years presented.

	2022		2021
	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$44,255	14.46%	$33,922	14.20%
Lease financing	2,463	0.99%	1,486	0.76%
Real estate – construction	19,114	11.49%	16,419	11.03%
Real estate – 1-4 family mortgage	44,727	27.78%	32,356	27.19%
Real estate – commercial mortgage	71,798	44.20%	68,940	45.39%
Installment loans to individuals	9,733	1.08%	11,048	1.43%
Total	$192,090	100.00%	$164,171	100.00%
The provision for credit losses on loans charged to operating expense is an amount that, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a provision for credit losses on loans of $23,788 during 2022, as compared to a negative provision (recovery) for credit losses on loans of $1,700 during 2021. The Company’s allowance for credit loss model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. While credit metrics remained relatively stable, loan growth and acquisitions caused the Company’s model to indicate that the aforementioned provision for credit losses on loans was appropriate during 2022.

Provision for Credit Losses on Loans to Average Loans
2022	2021
0.22%	(0.02)%

The table below reflects the activity in the allowance for credit losses on loans for the years ended December 31:

	2022	2021
Balance at beginning of year	$164,171	$176,144
Initial allowance for purchased loans with more than insignificant credit deterioration existing at the date of acquisition	11,460	—
Provision for (recovery of) credit losses on loans	23,788	(1,700)
Charge-offs
Commercial, financial, agricultural	5,120	7,087
Lease financing	7	13
Real estate – construction	—	52
Real estate – 1-4 family mortgage	757	1,164
Real estate – commercial mortgage	5,134	5,184
Installment loans to individuals	3,167	5,374
Total charge-offs	14,185	18,874
Recoveries
Commercial, financial, agricultural	2,471	1,470
Lease financing	146	49
Real estate – construction	—	13
Real estate – 1-4 family mortgage	821	1,498
Real estate – commercial mortgage	418	541
Installment loans to individuals	3,000	5,030
Total recoveries	6,856	8,601
Net charge-offs	7,329	10,273
Balance at end of year	$192,090	$164,171

Provision for (recovery of) credit losses on loans to average loans	0.22%	(0.02)%
Net charge-offs to average loans	0.07	0.10
Net charge-offs to allowance for credit losses on loans	3.82	6.26
Allowance for credit losses on loans to:
Total loans	1.66%	1.64%
Nonperforming loans	337.73	323.14
Nonaccrual loans	339.71	332.57
Nonaccrual loans to total loans:	0.49	0.49
The table below reflects net charge-offs to daily average loans outstanding, by loan category, during the years ended December 31:

	2022			2021
	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans
Commercial, financial, agricultural	$2,649	$1,489,595	0.18%	$5,617	$1,832,453	0.31%
Lease financing	(139)	95,906	(0.14)%	(36)	75,988	(0.05)%
Real estate – construction	—	1,149,925	—%	39	1,012,017	—%
Real estate – 1-4 family mortgage	(64)	3,042,187	—%	(334)	2,721,765	(0.01)%
Real estate – commercial mortgage	4,716	4,767,888	0.10%	4,643	4,504,093	0.10%
Installment loans to individuals	167	132,494	0.13%	344	163,754	0.21%
Total	$7,329	$10,677,995	0.07%	$10,273	$10,310,070	0.10%

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the years ended December 31:

	2022	2021
Real estate – construction:
Residential	$—	$39
Real estate – 1-4 family mortgage:
Primary	223	30
Home equity	(75)	(79)
Rental/investment	(9)	(193)
Land development	(203)	(92)
Total real estate – 1-4 family mortgage	(64)	(334)
Real estate – commercial mortgage:
Owner-occupied	609	(89)
Non-owner occupied	4,276	4,733
Land development	(169)	(1)
Total real estate – commercial mortgage	4,716	4,643
Total net charge-offs of loans secured by real estate	$4,652	$4,348
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

	Year Ended December 31,
	2022	2021
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,035	$20,535
Provision for (recovery of) credit losses on unfunded loan commitments (included in other noninterest expense)	83	(500)
Ending balance	$20,118	$20,035
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

The following table provides details of the Company’s nonperforming assets as of the dates presented.

Total
December 31, 2022
Nonaccruing loans	$56,545
Accruing loans past due 90 days or more	331
Total nonperforming loans	56,876
Other real estate owned	1,763
Total nonperforming assets	$58,639
Nonperforming loans to total loans	0.49%
Nonaccruing loans to total loans	0.49%
Nonperforming assets to total assets	0.35%

December 31, 2021
Nonaccruing loans	$49,364
Accruing loans past due 90 days or more	1,441
Total nonperforming loans	50,805
Other real estate owned	2,540
Total nonperforming assets	$53,345
Nonperforming loans to total loans	0.51%
Nonaccruing loans to total loans	0.49%
Nonperforming assets to total assets	0.32%
The level of nonperforming loans increased $6,071 from December 31, 2021, while other real estate owned decreased $777 during the same period.
The following table presents nonperforming loans by loan category at December 31 for each of the years presented.

	2022	2021
Commercial, financial, agricultural	$12,543	$13,131
Lease financing	—	11
Real estate – construction:
Residential	77	—
Commercial	—	—
Condominiums	—	—
Total real estate – construction	77	—
Real estate – 1-4 family mortgage:
Primary	30,076	19,533
Home equity	1,909	1,719
Rental/investment	1,014	1,595
Land development	82	257
Total real estate – 1-4 family mortgage	33,081	23,104
Real estate – commercial mortgage:
Owner-occupied	5,499	5,039
Non-owner occupied	5,342	8,535
Land development	71	470
Total real estate – commercial mortgage	10,912	14,044
Installment loans to individuals	263	515
Total nonperforming loans	$56,876	$50,805

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans at December 31, 2022. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due on which interest was still accruing were $58,703 at December 31, 2022 as compared to $27,604 at December 31, 2021.
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
As shown below, restructured loans totaled $22,624 at December 31, 2022 compared to $20,259 at December 31, 2021. At December 31, 2022, loans restructured through interest rate concessions represented 19% of total restructured loans, while loans restructured by a concession in payment terms represented the remainder. The following table provides further details of the Company’s restructured loans at December 31 for each of the years presented:

	2022	2021
Commercial, financial, agricultural	$351	$967
Real estate – 1-4 family mortgage:
Primary	10,437	11,750
Home equity	134	298
Rental/investment	234	350
Land development	88	—
Total real estate – 1-4 family mortgage	10,893	12,398
Real estate – commercial mortgage:
Owner-occupied	3,437	5,407
Non-owner occupied	7,819	1,341
Land development	72	75
Total real estate – commercial mortgage	11,328	6,823
Installment loans to individuals	52	71
Total restructured loans	$22,624	$20,259
Changes in the Company’s restructured loans are set forth in the table below for the periods presented.

	2022	2021
Balance as of January 1	$20,259	$20,448
Additional loans with concessions	10,332	12,639
Reclassified as performing	5,326	366
Reductions due to:
Reclassified as nonperforming	(7,411)	(4,390)
Paid in full	(4,758)	(7,586)
Charge-offs	—	(205)
Principal paydowns	(1,124)	(1,013)
Balance as of December 31	$22,624	$20,259

The following table shows the principal amounts of nonperforming and restructured loans as of December 31 of each year presented. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below.

	2022	2021
Nonaccruing loans	$56,545	$49,364
Accruing loans past due 90 days or more	331	1,441
Total nonperforming loans	56,876	50,805
Restructured loans	22,624	20,259
Total nonperforming and restructured loans	$79,500	$71,064
The following table provides details of the Company’s other real estate owned as of December 31 for each of the years presented:

	2022	2021
Residential real estate	$699	$259
Commercial real estate	62	761
Residential land development	246	305
Commercial land development	756	1,215
Total other real estate owned	$1,763	$2,540
Changes in the Company’s other real estate owned were as follows for the periods presented:

	2022	2021
Balance as of January 1	$2,540	$5,972
Transfers of loans	2,207	3,180
Impairments	(110)	(306)
Dispositions	(2,875)	(6,166)
Other	1	(140)
Balance as of December 31	$1,763	$2,540
We realized net gains of $703 and $176 on dispositions of other real estate owned during 2022 and 2021, respectively.
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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing January 1, 2023, in each case as compared to the result under rates present in the market on December 31, 2022. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not take into account changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of:	Economic Value Equity (EVE)	Earning at Risk (EAR) (Net Interest Income)
	Static	1-12 Months	13-24 Months
+200	2.32%	7.21%	9.30%
+100	1.46%	3.85%	4.90%
-100	(2.92)%	(4.64)%	(6.13)%
-200	(9.11)%	(10.58)%	(14.45)%
The rate shock results for the EVE and net interest income simulations for the next 24 months produce an asset sensitive position at December 31, 2022.
The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
The scenarios assume instantaneous movements in interest rates in the increments described in the table above. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions including asset prepayment speeds, the impact of competitive factors on our pricing of loans and deposits, how responsive our deposit repricing is to the change in market rates and the expected life of non-maturity deposits. These business assumptions are based upon our experience, business plans and published industry experience. Such assumptions may not necessarily reflect the manner or timing in which cash flows, asset yields and liability costs respond to changes in market rates. Because these assumptions are inherently uncertain, actual results will differ from simulated results.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps and/or floors, forward commitments, and interest rate lock commitments, as part of its ongoing efforts to mitigate its interest rate risk exposure. For more information about the Company’s derivative financial instruments, see the “Off-Balance Sheet Transactions” section below and Note 13, “Derivative Instruments,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Liquidity and Capital Resources
Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.
Core deposits, which are deposits excluding brokered deposits and time deposits greater than $250,000, are the major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. We may also access the brokered deposit market where rates are favorable to other sources of liquidity. As core deposit balances declined over the second half of 2022, especially in the fourth quarter, we added $233,133 of brokered deposits. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the ALCO. At December 31, 2022, the Company remains below limits on brokered deposits and other funding sources established by the ALCO.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 17.29% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2022, securities with a carrying value of $842,601 were pledged to secure government, public, trust, and other deposits and as collateral for short-term borrowings and derivative instruments as compared to $629,174 at December 31, 2021.

Other sources available for meeting liquidity needs include federal funds purchased, security repurchase agreements and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on these borrowings. Federal funds are short term borrowings, generally overnight borrowings, between financial institutions, while security repurchase agreements represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. There were no federal funds purchased outstanding at December 31, 2022, and 2021. Security repurchase agreements were $12,232 at December 31, 2022, as compared to $13,947 at December 31, 2021. The Company had $700,000 in short-term borrowings from the FHLB (i.e., advances with original maturities less than one year) at December 31, 2022, and none at December 31, 2021. We increased our short-term FHLB borrowings over the course of 2022 to fund our loan growth due to market pressure on deposit balances and rates. Long-term FHLB borrowings are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowings compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2022, there were no outstanding long-term advances with the FHLB as compared to $417 at December 31, 2021. The total amount of the remaining credit available to us from the FHLB at December 31, 2022 was $3,651,678. We also maintain lines of credit with other commercial banks totaling $180,000. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at December 31, 2022 or 2021.
Finally, we can access the capital markets to meet liquidity needs. The Company maintains a shelf registration statement with the SEC, which allows the Company to raise capital from time to time through the sale of common stock, preferred stock, debt securities, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used as described in any prospectus supplement and could include general corporate purposes, the expansion of the Company’s banking, insurance and wealth management operations as well as other business opportunities. In 2021, we accessed the capital markets to generate liquidity in the form of subordinated notes and in prior years we have issued other subordinated notes and assumed subordinated notes as part of acquisitions. For more information about our subordinated notes, see Note 11, “Long-Term Debt” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Our strategy in choosing funds is focused on minimizing cost in the context of our balance sheet composition, interest rate risk position and liquidity needs to fund loan growth. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. We constantly monitor our funds position, short- and long-term liquidity needs and evaluate the effect that various funding sources have on our financial position. The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total		Cost of Funds
	2022	2021	2022	2021
Noninterest-bearing demand	33.39%	32.00%	—%	—%
Interest-bearing demand	45.04	45.84	0.40	0.25
Savings	7.83	7.25	0.09	0.07
Brokered deposits	0.17	—	4.43	—
Time deposits	9.19	11.42	0.56	0.84
Borrowings	4.38	3.49	4.05	3.34
Total deposits and borrowed funds	100.00%	100.00%	0.42%	0.33%
Cash and cash equivalents were $575,992 at December 31, 2022, compared to $1,877,965 at December 31, 2021. Cash used in investing activities for the year ended December 31, 2022 was $2,043,657 compared to $660,003 in 2021. Proceeds from the sale, maturity or call of securities within our investment portfolio were $452,955 for 2022 compared to $636,721 for 2021. These proceeds from the investment portfolio were primarily reinvested into interest-earning assets. Purchases of investment securities were $804,899 for 2022 compared to $2,160,069 for 2021.
Cash provided by financing activities for the year ended December 31, 2022 was $167,639 compared to $1,762,106 for the year ended December 31, 2021. Overall deposits decreased $418,758 for the year ended December 31, 2022 compared to an increase of $1,846,643 for 2021.
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
In addition to the FDIC and DBCF restrictions on dividends payable by the Bank to the Company, the Federal Reserve provided guidance on the criteria that it will use to evaluate the request by a bank holding company to pay dividends in an aggregate amount that will exceed the company’s earnings for the period in which the dividends will be paid, which did not apply to the Company in 2022 or 2021. For purposes of this analysis, “dividend” includes not only dividends on preferred and common equity but also dividends on debt underlying trust preferred securities and other Tier 1 capital instruments. The Federal Reserve’s criteria evaluates whether the holding company (1) has net income over the past four quarters sufficient to fully fund the proposed dividend (taking into account prior dividends paid during this period), (2) is considering stock repurchases or redemptions in the quarter, (3) does not have a concentration in commercial real estate and (4) is in good supervisory condition, based on its overall condition and its asset quality risk. A holding company not meeting these criteria will require more in-depth consultations with the Federal Reserve.
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2022, the maximum amount available for transfer from the Bank to the Company in the form of loans was $178,131. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,000. There were no amounts outstanding under this line of credit at December 31, 2022.

None of these restrictions had any impact on the Company’s ability to meet its cash obligations in 2022, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

Contractual Obligations

The following table presents, as of December 31, 2022, significant fixed and determinable contractual obligations to third parties by payment date, that may impact the Company’s liquidity position. The Note Reference below refers to the applicable footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

		Payments Due In:
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Lease liabilities(1)	23	$7,342	$11,527	$8,914	$48,292	$76,075
Deposits without a stated maturity(2)	9	11,791,526	—	—	—	11,791,526
Time deposits(2)(3)	9	1,236,045	424,265	31,704	3,426	1,695,440
Short-term Federal Home Loan Bank advances	10	700,000	—	—	—	700,000
Other short-term borrowings	10	12,232	—	—	—	12,232
Junior subordinated debentures	11	—	—	—	112,042	112,042
Subordinated notes	11	—	—	—	316,091	316,091
Total contractual obligations		$13,747,145	$435,792	$40,618	$479,851	$14,703,406
(1)Represents the undiscounted cash flows.
(2)Excludes interest.
(3)Includes brokered deposits in the amount of $233,133.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company. While the borrower has the ability to draw upon these commitments at any time (assuming the borrower’s compliance with the terms of the loan commitment), these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2022 and 2021 were as follows:

	2022	2021
Loan commitments	$3,577,614	$3,104,940
Standby letters of credit	98,357	89,830
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps, floors and/or collars, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2022, the Company had notional amounts of $258,646 on interest rate contracts with corporate customers and $258,646 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.
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
For more information about the Company’s off-balance sheet transactions, see Note 13, “Derivative Instruments” and Note 18, “Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $2,136,016 and $2,209,853 at December 31, 2022 and 2021, respectively. Book value per share was $38.18 and $39.63 at December 31, 2022 and 2021, respectively. The decrease in shareholders’ equity was attributable to earnings retention being more than offset by changes in accumulated other comprehensive income and dividends declared.
In October 2022, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $100,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The program will remain in effect until the earlier of October 2023 or the repurchase of the entire amount of common stock authorized to be repurchased by the Board of Directors.
The Company has junior subordinated debentures with a carrying value of $112,042 at December 31, 2022, of which $108,450 are included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if we make an acquisition now that we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.
The Company has subordinated notes with a carrying value of $316,091 at December 31, 2022, and $359,419 at December 31, 2021 included in the Company’s Tier 2 capital. As previously discussed in the “Financial Condition” section above, in the fourth quarter of 2021, the Company issued $200,000 of its 3.00% fixed-to-floating rate subordinated notes due December 1, 2031. During October and December 2021, respectively, the Company redeemed at par its $15,000 6.50% fixed-to-floating rate subordinated notes and redeemed $30,000 of its aggregate $60,000 5.00% fixed-to-floating rate subordinated notes, with the remaining $30,000 of such notes redeemed in the first quarter of 2022.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table includes the capital ratios and capital amounts for the Company and the Bank for the years presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the phase-in of the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Renasant Corporation:
Tier 1 leverage ratio	$1,481,197	9.36%	$790,853	5.00%	$632,683	4.00%
Common equity tier 1 capital ratio	1,372,747	10.21%	874,093	6.50%	941,331	7.00%
Tier 1 risk-based capital ratio	1,481,197	11.01%	1,075,807	8.00%	1,143,045	8.50%
Total risk-based capital ratio	1,968,001	14.63%	1,344,758	10.00%	1,411,996	10.50%
Renasant Bank:
Tier 1 leverage ratio	$1,630,389	10.30%	$791,299	5.00%	$633,040	4.00%
Common equity tier 1 capital ratio	1,630,389	12.10%	876,066	6.50%	943,455	7.00%
Tier 1 risk-based capital ratio	1,630,389	12.10%	1,078,235	8.00%	1,145,624	8.50%
Total risk-based capital ratio	1,781,312	13.22%	1,347,794	10.00%	1,415,183	10.50%
December 31, 2021
Renasant Corporation:
Tier 1 leverage ratio	$1,422,077	9.15%	$777,289	5.00%	$621,831	4.00%
Common equity tier 1 capital ratio	1,314,295	11.18%	763,952	6.50%	822,717	7.00%
Tier 1 risk-based capital ratio	1,422,077	12.10%	940,248	8.00%	999,014	8.50%
Total risk-based capital ratio	1,897,167	16.14%	1,175,610	10.00%	1,234,076	10.50%
Renasant Bank:
Tier 1 leverage ratio	$1,580,904	10.18%	$776,700	5.00%	$621,360	4.00%
Common equity tier 1 capital ratio	1,580,904	13.46%	763,713	6.50%	822,460	7.00%
Tier 1 risk-based capital ratio	1,580,904	13.46%	939,954	8.00%	998,702	8.50%
Total risk-based capital ratio	1,697,163	14.44%	1,174,943	10.00%	1,233,690	10.50%
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

Non-GAAP Financial Measures
In addition to results presented in accordance with GAAP, this document contains certain non-GAAP financial measures, namely, return on average tangible shareholders’ equity, return on average tangible assets and the ratio of tangible equity to tangible assets. These non-GAAP financial measures adjust GAAP financial measures to exclude intangible assets. Management uses these non-GAAP financial measures when evaluating capital utilization and adequacy. In addition, the Company believes that these non-GAAP financial measures facilitate the making of period-to-period comparisons and are meaningful indicators of its operating performance, particularly because these measures are widely used by industry analysts for companies with merger and acquisition activities. Also, because intangible assets such as goodwill and the core deposit intangible can vary extensively from company to company and are excluded from the calculation of a financial institution’s regulatory capital, the Company believes that the presentation of this non-GAAP financial information allows readers to more easily compare the Company’s results to information provided in other regulatory reports and the results of other companies. The reconciliations from GAAP to non-GAAP for these financial measures are below.

Return on average tangible shareholders’ equity and Return on average tangible assets
	2022	2021	2020
Net income (GAAP)	$166,068	$175,892	$83,651
Amortization of intangibles	5,122	6,042	7,121
Tax effect of adjustment noted above (1)	(1,119)	(1,354)	(1,382)
Tangible net income (non-GAAP)	$170,071	$180,580	$89,390

Average shareholders’ equity (GAAP)	$2,184,603	$2,209,409	$2,114,590
Intangibles	967,018	966,733	973,287
Average tangible shareholders’ equity (non-GAAP)	$1,217,585	$1,242,676	$1,141,303

Average total assets (GAAP)	$16,637,852	$15,905,986	$14,503,449
Intangibles	967,018	966,733	973,287
Average tangible assets (non-GAAP)	$15,670,834	$14,939,253	$13,530,162

Return on (average) shareholders’ equity (GAAP)	7.60%	7.96%	3.96%
Effect of adjustment for intangible assets	6.37%	6.57%	3.87%
Return on average tangible shareholders’ equity (non-GAAP)	13.97%	14.53%	7.83%

Return on (average) assets (GAAP)	1.00%	1.11%	0.58%
Effect of adjustment for intangible assets	0.09%	0.10%	0.08%
Return on average tangible assets (non-GAAP)	1.09%	1.21%	0.66%
(1) Tax effect is calculated based on the respective periods’ effective tax rate.

Tangible common equity ratio (Tangible shareholders’ equity to tangible assets)
	2022	2021	2020
Shareholders’ equity (GAAP)	$2,136,016	$2,209,853	$2,132,733
Intangibles	1,015,884	963,781	969,823
Tangible shareholders’ equity (non-GAAP)	$1,120,132	$1,246,072	$1,162,910

Total assets (GAAP)	$16,988,176	$16,810,311	$14,929,612
Intangibles	1,015,884	963,781	969,823
Tangible assets (non-GAAP)	$15,972,292	$15,846,530	$13,959,789

Tangible Common Equity Ratio
Shareholders’ equity to assets (GAAP)	12.57%	13.15%	14.29%
Effect of adjustment for intangible assets	5.56%	5.29%	5.96%
Tangible shareholders’ equity to tangible assets (non-GAAP)	7.01%	7.86%	8.33%
None of the non-GAAP financial measures the Company has included in this document is intended to be considered in isolation or as a substitute for any measure prepared in accordance with GAAP. Readers of this Form 10-K should note that, because there are no standard definitions for how to calculate the non-GAAP financial measures that we use as well as the results, the Company’s calculations may not be comparable to similarly titled measures presented by other companies. Also, there may be limits in the usefulness of these measures to readers of this document. As a result, the Company encourages readers to consider its consolidated financial statements and footnotes thereto in their entirety and not to rely on any single financial measure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please refer to the discussion found under the headings “Risk Management – Interest Rate Risk” and “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report for the disclosures required pursuant to this Item 7A.

SEC Form 10-K
A COPY OF THIS ANNUAL REPORT ON FORM 10-K, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, MAY BE OBTAINED WITHOUT CHARGE BY DIRECTING A WRITTEN REQUEST TO: JOHN S. OXFORD, SENIOR VICE PRESIDENT AND CHIEF MARKETING OFFICER, RENASANT BANK, 209 TROY STREET, TUPELO, MISSISSIPPI, 38804-4827.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of the Company meeting the requirements of Regulation S-X are included on the succeeding pages of this Item. All schedules have been omitted because they are not required or are not applicable.

RENASANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

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
Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2022, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.” HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

C. Mitchell Waycaster	James C. Mabry IV
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Renasant Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Renasant Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 24, 2023, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses - Loans

Description of the Matter

As described in Notes 1 and 4 to the financial statements, the Company’s allowance for credit losses (“ACL”) is a valuation allowance that reflects the Company's best estimate of expected credit losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb credit losses inherent in the entire loan portfolio in accordance with Accounting Standards Codification ASC 326: Financial Instruments – Credit Losses. The ACL is measured over the contractual life of loans held for investment and is estimated using relevant available information relating to past events, current conditions, and reasonable and supportable forecasts, as well as qualitative adjustments. The ACL was $192,090,000 at December 31, 2022, which consisted of 1) $185,648,000 of loss allocations on pools of loans that share similar risk characteristics and 2) $6,442,000 of loss allocations on individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans.

The Company’s measurement of expected credit losses of loans on a pool basis when the loans share similar risk characteristics is based off historical data that is adjusted, as necessary, for both internal and external qualitative factors where there are differences in the historical loss data of the Company and current or projected future conditions. Consideration of the relevant qualitative factors are used to bring the ACL to the level management believes is appropriate based on factors that are otherwise unaccounted for in the quantitative process. The ACL also includes reserves for loans evaluated on an individual basis, such as certain loans graded substandard or on nonaccrual. Management applies judgment in the determination of the qualitative factors and reserves assigned on an individual basis to estimate the ACL.

The ACL was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management including the judgment required in evaluating management's determination of the qualitative factors and the reserve assumptions for loans evaluated on an individual basis.

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
b.Evaluated the design and tested the operating effectiveness of the controls associated with the ACL process, including controls around the reliability and accuracy of data used in the model, management's review and approval of the selected qualitative factors, the reserve assumptions for loans evaluated on an individual basis, the governance of the credit loss methodology, and management's review and approval of the ACL.
c.Assessed reasonableness of model methodology and key modeling assumptions, as well as the appropriateness of management's qualitative framework, and reserve assumptions for loans evaluated on an individual basis.
d.Performed specific substantive tests of the model utilized, qualitative factors and the reserve assumptions for loans evaluated on an individual basis. We evaluated if qualitative factors were applied based on a comprehensive framework and compared the adjustments utilized by management to both internal portfolio metrics and external macroeconomic data (as applicable) to support adjustments and evaluate trends in such adjustments. Within our reserve testing for loans evaluated on an individual basis, we evaluated management's assumptions, including collateral valuations. In addition, we evaluated the Company’s estimate of the overall ACL giving consideration to the Company’s borrowers, loan portfolio, and macroeconomic trends, independently obtained and compared such information to comparable financial institutions and considered whether new or contrary information existed.

/s/ HORNE LLP

We have served as the Company’s auditor since 2005.

Memphis, Tennessee
February 24, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Renasant Corporation:
Opinion on the Internal Control Over Financial Reporting

We have audited Renasant Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and our report dated February 24, 2023 expressed an unqualified opinion.

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

/s/ HORNE LLP
Memphis, Tennessee
February 24, 2023

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,
	2022	2021
Assets
Cash and due from banks	$193,513	$182,710
Interest-bearing balances with banks	382,479	1,695,255
Cash and cash equivalents	575,992	1,877,965
Securities held to maturity (net of allowance for credit losses of $32 at both December 31, 2022 and 2021) (fair value of $1,206,540 and $415,552, respectively)	1,324,040	416,357
Securities available for sale, at fair value	1,533,942	2,386,052
Loans held for sale, at fair value	110,105	453,533
Loans held for investment, net of unearned income	11,578,304	10,020,914
Allowance for credit losses	(192,090)	(164,171)
Loans, net	11,386,214	9,856,743
Premises and equipment, net	283,595	293,122
Other real estate owned, net	1,763	2,540
Goodwill	991,708	939,683
Other intangible assets, net	24,176	24,098
Bank-owned life insurance	373,808	287,359
Mortgage servicing rights	84,448	89,018
Other assets	298,385	183,841
Total assets	$16,988,176	$16,810,311
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$4,558,756	$4,718,124
Interest-bearing	8,928,210	9,187,600
Total deposits	13,486,966	13,905,724
Short-term borrowings	712,232	13,947
Long-term debt	428,133	471,209
Other liabilities	224,829	209,578
Total liabilities	14,852,160	14,600,458
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 55,953,104 and 55,756,233 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost, 3,343,621 and 3,540,492 shares, respectively	(111,577)	(118,027)
Additional paid-in capital	1,302,422	1,300,192
Retained earnings	857,725	741,648
Accumulated other comprehensive loss, net of taxes	(209,037)	(10,443)
Total shareholders’ equity	2,136,016	2,209,853
Total liabilities and shareholders’ equity	$16,988,176	$16,810,311
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Share Data)

	Year Ended December 31,
	2022	2021	2020
Interest income
Loans	$479,910	$435,464	$466,432
Securities
Taxable	45,523	24,732	24,224
Tax-exempt	7,524	6,800	6,287
Other	8,853	1,689	1,189
Total interest income	541,810	468,685	498,132
Interest expense
Deposits	35,208	28,976	54,016
Borrowings	25,304	15,708	17,319
Total interest expense	60,512	44,684	71,335
Net interest income	481,298	424,001	426,797
Provision for (recovery of) credit losses on loans	23,788	(1,700)	85,350
Provision for credit losses on held to maturity securities	—	32	—
Provision for other credit losses	—	—	1,500
Provision for (recovery of) credit losses	23,788	(1,668)	86,850
Net interest income after provision for credit losses	457,510	425,669	339,947
Noninterest income
Service charges on deposit accounts	39,957	36,569	31,326
Fees and commissions	17,268	15,732	13,043
Insurance commissions	10,754	9,841	8,990
Wealth management revenue	22,339	20,455	16,504
Mortgage banking income	35,794	109,604	150,499
Swap termination gains	—	4,676	—
Net gains on sales of securities	—	2,170	46
BOLI income	9,267	7,366	5,627
Other	13,874	20,571	9,497
Total noninterest income	149,253	226,984	235,532
Noninterest expense
Salaries and employee benefits	261,654	280,627	302,388
Data processing	14,900	21,726	20,685
Net occupancy and equipment	44,819	46,837	54,080
Other real estate owned	(453)	253	2,754
Professional fees	11,872	11,776	11,293
Advertising and public relations	14,325	12,203	10,322
Intangible amortization	5,122	6,042	7,121
Communications	7,958	8,869	8,866
Merger and conversion related expenses	1,787	—	—
Restructuring charges	732	368	7,365
Swap termination charges	—	—	2,040
Debt prepayment penalty	—	6,123	121
Other	32,739	35,002	44,953
Total noninterest expense	395,455	429,826	471,988
Income before income taxes	211,308	222,827	103,491
Income taxes	45,240	46,935	19,840
Net income	$166,068	$175,892	$83,651
Basic earnings per share	$2.97	$3.13	$1.49
Diluted earnings per share	$2.95	$3.12	$1.48
Cash dividends per common share	$0.88	$0.88	$0.88
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$166,068	$175,892	$83,651
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding (losses) gains on securities	(214,351)	(38,371)	20,717
Reclassification adjustment for gains realized in net income	—	(1,618)	(34)
Amortization of unrealized holding losses (gains) on securities transferred to the held to maturity category	3,701	(54)	—
Total securities available for sale	(210,650)	(40,043)	20,683
Derivative instruments:
Unrealized holding gains on derivative instruments	14,993	8,087	688
Reclassification adjustment for (gains) losses realized in net income related to swap termination	—	(3,486)	1,521
Total derivative instruments	14,993	4,601	2,209
Defined benefit pension and post-retirement benefit plans:
Net (loss) gain arising during the period	(3,062)	(264)	797
Reclassification adjustment for settlement loss related to the voluntary early retirement program realized in net income	—	—	422
New prior service cost	—	—	(362)
Amortization of net actuarial loss recognized in net periodic pension cost	125	195	193
Amortization of prior service cost	—	—	362
Total defined benefit pension and post-retirement benefit plans	(2,937)	(69)	1,412
Other comprehensive (loss) income, net of tax	(198,594)	(35,511)	24,304
Comprehensive (loss) income	$(32,526)	$140,381	$107,955
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount					Total
Balance at January 1, 2020	56,855,002	$296,483	$(83,189)	$1,294,276	$617,355	$764	$2,125,689
Cumulative effect adjustment due to the adoption of ASU 2016-13	—	—	—	—	(35,099)	—	(35,099)
Net income	—	—	—	—	83,651	—	83,651
Other comprehensive income	—	—	—	—	—	24,304	24,304
Comprehensive income							107,955
Repurchase of shares in connection with stock repurchase program	(818,886)	—	(24,569)	—	—	—	(24,569)
Cash dividends ($0.88 per share)	—	—	—	—	(50,134)	—	(50,134)
Issuance of common stock for stock-based compensation awards	164,371	—	6,204	(7,890)	—	—	(1,686)
Stock-based compensation expense	—	—	—	10,577	—	—	10,577
Balance at December 31, 2020	56,200,487	$296,483	$(101,554)	$1,296,963	$615,773	$25,068	$2,132,733
Net income	—	—	—	—	175,892	—	175,892
Other comprehensive loss	—	—	—	—	—	(35,511)	(35,511)
Comprehensive income							140,381
Repurchase of shares in connection with stock repurchase program	(612,107)	—	(21,315)	—	—	—	(21,315)
Cash dividends ($0.88 per share)	—	—	—	—	(50,017)	—	(50,017)
Issuance of common stock for stock-based compensation awards	167,853	—	4,842	(6,845)	—	—	(2,003)
Stock-based compensation expense	—	—	—	10,074	—	—	10,074
Balance at December 31, 2021	55,756,233	$296,483	$(118,027)	$1,300,192	$741,648	$(10,443)	$2,209,853
Net income	—	—	—	—	166,068	—	166,068
Other comprehensive loss	—	—	—	—	—	(198,594)	(198,594)
Comprehensive loss							(32,526)
Cash dividends ($0.88 per share)	—	—	—	—	(49,991)	—	(49,991)
Issuance of common stock for stock-based compensation awards	196,871	—	6,450	(9,275)	—	—	(2,825)
Stock-based compensation expense	—	—	—	11,505	—	—	11,505
Balance at December 31, 2022	55,953,104	$296,483	$(111,577)	$1,302,422	$857,725	$(209,037)	$2,136,016
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Except Share Data)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$166,068	$175,892	$83,651
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	23,788	(1,668)	86,850
Depreciation, amortization and accretion	42,744	47,350	34,633
Deferred income tax expense (benefit)	2,280	11,411	(13,662)
Proceeds from sale of mortgage servicing rights	18,525	—	—
Gain on sale of mortgage servicing rights	(2,960)	—	—
Funding of mortgage loans held for sale	(1,679,356)	(4,059,927)	(4,479,421)
Proceeds from sales of mortgage loans held for sale	2,043,360	4,116,106	4,530,328
Gains on sales of mortgage loans held for sale	(15,803)	(82,399)	(150,406)
Valuation adjustment to mortgage servicing rights	—	(13,561)	11,726
Gains on sales of securities	—	(2,170)	(46)
Debt prepayment penalty	—	6,123	121
(Gains) losses on sales of premises and equipment	(239)	(840)	38
Stock-based compensation	11,505	10,074	10,577
Increase in other assets	(29,671)	(20,812)	(59,224)
(Decrease) increase in other liabilities	(6,196)	(42,920)	27,077
Net cash provided by operating activities	574,045	142,659	82,242
Investing activities
Purchases of securities available for sale	(713,096)	(2,107,934)	(515,657)
Proceeds from sales of securities available for sale	—	176,455	44,906
Proceeds from call/maturities of securities available for sale	385,507	458,020	437,981
Purchases of securities held to maturity	(91,803)	(52,135)	—
Proceeds from call/maturities of securities held to maturity	67,448	2,246	—
Net (increase) decrease in loans	(1,456,119)	910,063	(1,233,232)
Purchases of premises and equipment	(14,838)	(20,516)	(28,270)
Proceeds from sales of premises and equipment	1,234	9,813	—
Purchase of bank-owned life insurance	(80,000)	(50,000)	—
Net change in FHLB stock	(27,807)	3,980	18,840
Proceeds from sales of other assets	3,578	6,342	8,438
Net cash paid in acquisitions	(120,888)	—	—
Other, net	3,127	3,663	1,446
Net cash used in investing activities	(2,043,657)	(660,003)	(1,265,548)
Financing activities
Net (decrease) increase in noninterest-bearing deposits	(159,368)	1,033,076	1,133,278
Net (decrease) increase in interest-bearing deposits	(259,390)	813,567	712,781
Net increase (decrease) in short-term borrowings	668,805	(7,393)	(467,872)
Proceeds from long-term debt	—	197,061	98,266
Repayment of long-term debt	(32,417)	(202,873)	(171)
Cash paid for dividends	(49,991)	(50,017)	(50,134)
Repurchase of shares in connection with stock repurchase program	—	(21,315)	(24,569)
Net cash provided by financing activities	167,639	1,762,106	1,401,579
Net (decrease) increase in cash and cash equivalents	(1,301,973)	1,244,762	218,273
Cash and cash equivalents at beginning of year	1,877,965	633,203	414,930
Cash and cash equivalents at end of year	$575,992	$1,877,965	$633,203
See Notes to Consolidated Financial Statements.         68

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosures
Cash paid for interest	$54,562	$45,745	$73,686
Cash paid for income taxes	$41,764	$50,977	$39,989
Noncash transactions:
Transfers of loans to other real estate	$2,207	$3,180	$8,588
Financed sales of other real estate owned	$—	$577	$148
Recognition of operating right-of-use assets	$3,475	$8,142	$9,393
Recognition of operating lease liabilities	$3,475	$8,142	$9,393
Available for sale securities transferred to held to maturity securities	$882,927	$366,886	$—
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies
(Dollar amounts in thousands)
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”), Renasant Insurance, Inc., Park Place Capital Corporation and Continental Republic Capital, LLC (doing business as “Republic Business Credit”). Through its subsidiaries, the Company offers a diversified range of financial, wealth management, fiduciary and insurance services to its retail and commercial customers from offices located throughout the Southeast as well as offers factoring and asset-based lending on a nationwide basis.
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
The Company evaluates its allowance for credit losses on the held to maturity investment portfolio on a quarterly basis in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 326, “Financial Instruments - Credit Losses (“ASC 326”; ASC 326 is also referred to as “CECL”). Expected credit losses on debt securities classified as held to maturity are measured on a collective basis by major security type. The estimates of expected credit losses are based on historical default rates, investment grades, current conditions, and reasonable and supportable forecasts about the future. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off. All of the residential and commercial mortgage-backed securities recorded as held to maturity are issued by U.S. Government agencies and GSEs. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and political subdivision securities are highly rated by major rating agencies.
The Company also evaluates available for sale investment securities in an unrealized loss position on a quarterly basis. If the Company intends to sell the security or it is more likely than not that it will be required to sell before recovery, the entire unrealized loss is recorded as a loss within noninterest income in the Consolidated Statements of Income with a corresponding adjustment to the amortized cost basis of the security. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the Company evaluates if any of the unrealized loss is related to a potential credit loss. The amount, if any, related to credit loss is recognized in earnings as a provision for credit loss and a corresponding allowance for credit losses is established; each is calculated as the difference between the estimate of discounted future cash flows and the amortized cost basis of the security. A number of qualitative and quantitative factors, including the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the estimate of the discounted future cash flows. The remaining difference between the fair value and the amortized cost basis of the security is considered the amount related to other market factors and is recognized in other comprehensive income, net of applicable taxes.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

Recognition of interest is discontinued on debt securities that are transferred to nonaccrual status. A number of qualitative factors, including the financial condition of the underlying issuer and current and projected deferrals or defaults, are considered by management in the determination of whether the debt security should be transferred to nonaccrual status. The interest on nonaccrual investment securities is accounted for on the cash-basis method until the debt security qualifies for return to accrual status. See Note 2, “Securities,” for further details regarding the Company’s securities portfolio.
Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold. Securities, generally U.S. government and agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party.
Loans Held for Sale: The “Loans held for sale” line item on the Company’s Consolidated Balance Sheets consists of residential mortgage loans held for sale. The Company has elected to carry these loans at fair value as permitted under the guidance in ASC 825, “Financial Instruments” (“ASC 825”). Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These realized and unrealized gains and losses are classified under the line item “Mortgage banking income” on the Consolidated Statements of Income.
Factoring: The Company provides short-term financing to certain clients by operating as a factor. The Company purchases accounts receivable from its clients and then generally collects the receivables directly from the clients’ account customers. Cash is advanced to the Company’s client to the extent of the advance rate, less any applicable fees, set forth in the individual factoring agreement. The unadvanced portion of the purchased receivables are considered client reserves and may be used to settle payment disputes or collection shortfalls. Upon collection of the receivable and settlement of any client obligation, the client reserves are returned to the client. Factoring receivables, net of client receivables, are reported as “Loans” on the Consolidated Balance Sheets. Factoring fees are reported as interest income on loans while other fees generated from factoring relationships are reported as noninterest income on the Consolidated Statements of Income.
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
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Generally, the recognition of interest on mortgage and commercial and industrial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer and other retail loans are typically charged-off no later than the time the loan is 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans may be placed on nonaccrual regardless of whether or not such loans are considered past due. All interest accrued for the current year, but not collected, for loans that are placed on nonaccrual or charged-off is reversed against interest income; the amount of interest income recognized on nonaccrual loans was immaterial for the years ended December 31, 2022, 2021 and 2020. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As a result, the Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses. As of December 31, 2022 and 2021, the Company has accrued interest receivable for loans of $49,850 and $41,692, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets. Although the Company made the election to exclude accrued interest from the measurement of the allowance for credit losses, the Company did have an allowance for credit losses on interest deferred as part of the loan deferral program implemented in response to the COVID-19 pandemic of $1,248 and $1,273, respectively, as of December 31, 2022 and 2021.
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
The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb credit losses inherent in such loan portfolio in accordance with ASC 326. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis. Expected credit loss inherent in non-cancellable off-balance-sheet credit exposures is accounted for as a separate liability in the Consolidated Balance Sheets. The allowance for credit losses for loans held for investment, as reported in the Company’s Consolidated Balance Sheets, is adjusted by a provision for credit losses, which is reported in earnings, and reduced by net charge-offs. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The credit loss estimation process involves procedures to appropriately consider the unique characteristics of the Company’s loan portfolio segments. Credit quality is assessed and monitored by evaluating various attributes, and the results of those evaluations are utilized in underwriting new loans and in the Company’s process for the estimation of expected credit losses. Credit quality monitoring procedures and indicators can include an assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories and other factors, including the Company’s risk rating system, regulatory guidance and economic conditions, such as the unemployment rate and GDP growth in the markets in which the Company operates, as well as trends in the market values of underlying collateral securing loans, all as determined based on input from management, loan review staff and other sources. This evaluation is complex and inherently subjective, as it requires estimates by management that are inherently uncertain and therefore susceptible to significant revision as more information becomes available. Similarly, there may be significant changes in the allowance and provision for credit losses in future periods as the estimates and assumptions underlying such estimates are adjusted in light of then-prevailing factors and forecasts. Changes in any of the assumptions involved in the estimation process may result in significant changes in the allowance and provision for credit losses in those future periods.
The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, a collective (or pooled) component for estimating expected credit losses for pools of loans that share similar risk characteristics; and second, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans.
Loans Evaluated on a Collective (Pool) Basis
The allowance for credit losses for loans that share similar risk characteristics with other loans is calculated on a collective or pool basis, where such loans are segregated into loan portfolio segments based upon similarity of credit risk. The Company’s primary loan portfolio segments are as follows:
Commercial, Financial, and Agricultural (“Commercial”) - Commercial loans are customarily granted to established local business customers in the Company’s market area on a collateralized basis to meet their credit needs. Maturities are typically short term in nature and are commensurate with the secondary source of repayment that serves as the Company’s collateral. Although commercial loans may be collateralized by equipment or other business assets, the repayment of this type of loan depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the chief considerations when assessing the risk of a commercial loan are the local business borrower’s ability to sell its products/services, thereby generating sufficient operating revenue to repay the Company under the agreed upon terms and conditions, and the general business conditions of the local economy or other market that the business serves. The Company's factoring receivables are categorized as commercial loans; for these commercial loans, the risk assessment considers the ability of the client's account customer, rather than the client itself, to repay the Company.
Real Estate - Construction - The Company’s construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from six to 12 months for residential properties and from 24 to 36 months for non-residential and multi-family properties. The source of repayment of a construction loan comes from the sale or lease of newly-constructed property, although often construction loans are repaid with the proceeds of a commercial real estate loan that the Company makes to the owner or lessor of the newly-constructed property.

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
The Company considers the loans in the Real Estate - Construction, Real Estate - 1-4 Family Mortgage and Real Estate - Commercial Mortgage loan segments disclosed as individually evaluated in Note 4, “Allowance for Credit Losses” as collateral dependent with the type of collateral being real estate.
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
See Note 3, “Loans,” and Note 4, “Allowance for Credit Losses” for disclosures regarding the Company’s past due and nonaccrual loans, impaired loans and restructured loans and its allowance for credit losses.
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
For a purchased asset that the Company has the intent of holding for investment, ASC 326 requires the Company to determine whether the asset has experienced more-than-insignificant deterioration in credit quality since origination. Factors used in the determination will vary but may include delinquency history, historical accrual status, down grades in the risk rating by the seller, among others. The Company's review of an asset during its due diligence evaluation of the purchase may identify other unique attributes that would indicate more-than-insignificant deterioration has occurred such as the borrower's financial condition, credit rating or credit score as well as the value of underlying collateral. The Company analyzes these factors collectively and may also consider market conditions or economic factors that would indicate a purchased asset has experienced more-than-insignificant deterioration in credit quality since origination. Such assets that have experienced more-than insignificant deterioration are referred to as purchased credit deteriorated (“PCD”) assets. ASC 326 provides for special initial recognition of PCD assets, commonly referred to as the “gross-up” approach, where the allowance for credit losses is recognized by adding it to the fair value to arrive at the Day 1 amortized cost basis. After initial recognition, the accounting for PCD assets will generally follow the credit loss model that applies to that type of asset. Non-PCD assets record the Day 1 allowance for credit losses through earnings on the date of purchase. The Company will accrete or amortize as interest income the fair value discounts on both PCD and non-PCD assets over the life of the asset.

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
ASC 842, “Leases” (“ASC 842”) requires a lessee to recognize a right-of-use asset and a lease liability for all leases with a term greater than 12 months on its balance sheet regardless of whether the lease is classified as financing or operating.
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
Lease expense is recognized on a straight-line basis over the lease term and is recorded in the “Net occupancy and equipment expense” line item in the Consolidated Statements of Income. Variable lease payments consist primarily of common area maintenance, insurance and taxes. The Company does not have any material sublease agreements currently in place.
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
Mortgage Servicing Rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, mortgage interest rates and other factors. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance, to the extent that unamortized cost exceeds fair value. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances related to servicing rights are reported in the line item “Mortgage banking income” on the Consolidated Statements of Income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. See Note 8, “Mortgage Servicing Rights”, for further details. From time to time, the Company may sell a portion or all of its mortgage servicing rights. Any gains or losses on such sales are reported in the line item “Mortgage banking income” on the Consolidated Statements of Income.
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives. Goodwill and other intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment; if impaired, such assets are recorded at fair value. Goodwill is assigned to the Company’s reporting segments. In determining the fair value of the Company’s reporting units, management uses the market approach. Other intangible assets, consisting of core deposit intangibles and customer relationship intangibles, are reviewed for events or circumstances which could impact the recoverability of the intangible asset, such as a loss of core deposits, increased competition or adverse changes in the economy. No impairment was identified for the Company’s goodwill or its other intangible assets as a result of the testing performed during 2022, 2021 or 2020.

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
Revenue from Contracts with Customers: ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), provides guidance on revenue recognition from contracts with customers. For revenue streams within its scope, ASC 606 requires costs that are incremental to obtaining a contract to be capitalized. In the case of the Company, these costs include sales commissions for insurance, wealth management fees, and revenue from certain sales of OREO. ASC 606 has established, and the Company has utilized, a practical expedient allowing costs that, if capitalized, would have an amortization period of one year or less to instead be expensed as incurred.
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
Fees for other wealth management services, such as investment guidance relating to fixed and variable annuities, mutual funds, stocks and other investments, are recognized based on either trade activity, where fees are recognized at the time of the trade, or assets under management, where fees are recognized monthly, and there is little to no risk of material reversal of revenue.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

Sales of Other Real Estate Owned (“OREO”)
The Company continually markets the properties included in the OREO portfolio. The Company will at times, in the ordinary course of business, provide seller-financing on sales of OREO. In cases where a sale is seller-financed, the Company must ensure the commitment of both parties to perform their respective obligations and the collectability of the transaction price in order to properly recognize the revenue on the sale of OREO. This is accomplished through the Company’s loan underwriting process. In this process the Company considers factors such as the buyer’s initial equity in the property, the credit quality of the buyer, the financing terms of the loan and the cash flow from the property, if applicable. If it is determined that the contract criteria in ASC 606 have been met, the revenue on the sale of OREO will be recognized on the closing date of the sale when the Company has transferred title to the buyer and obtained the right to receive payment for the property. In instances where sales are not seller-financed, the Company recognizes revenue on the closing date of the sale when the Company has obtained payment for the property and transferred title to the buyer. For additional information on OREO, please see Note 6, “Other Real Estate Owned.”
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
Fair Value Measurements: ASC 820, “Fair Value Measurements and Disclosures,” provides guidance for using fair value to measure assets and liabilities and also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3). See Note 15, “Fair Value Measurements,” for further details regarding the Company’s methods and assumptions used to estimate the fair values of the Company’s financial assets and liabilities.
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
Cash flow hedges are utilized to mitigate the exposure to variability in expected future cash flows or other types of forecasted transactions. For the Company’s derivatives designated as cash flow hedges, changes in the fair value of cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. There were no ineffective portions for 2022. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method.
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
The Company utilizes two methods to deliver mortgage loans to be sold to an investor. Under a “best efforts” sales agreement, the Company enters into a sales agreement with an investor in the secondary market to sell the loan when an interest rate lock commitment is entered into with a customer, as described above. Under a “best efforts” sales agreement, the Company is obligated to sell the mortgage loan to the investor only if the loan is closed and funded. Thus, the Company will not incur any liability to an investor if the mortgage loan commitment in the pipeline fails to close. Under a “mandatory delivery” sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor should the Company fail to satisfy the contract. These types of mortgage loan commitments are recorded at fair value on the Company’s Consolidated Balance Sheets. Gains and losses arising from changes in the valuation of these commitments are recognized currently in earnings and are reflected under the line item “Mortgage banking income” on the Consolidated Statements of Income.
Treasury Stock: Treasury stock is recorded at cost. Shares held in treasury are authorized but unissued shares.
Retirement Plans: The Company sponsors a noncontributory pension plan and provides retiree medical benefits for certain employees. The Company’s independent actuary firm prepares actuarial valuations of pension cost and obligation under ASC 715, “Compensation – Retirement Benefits” (“ASC 715”), using assumptions and estimates derived in accordance with the guidance set forth in ASC 715. Expense related to the plans is included under the line item “Salaries and employee benefits” on the Consolidated Statements of Income. Actuarial gains and losses are recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of plan expense. See Note 12, “Employee Benefit and Deferred Compensation Plans,” for further details regarding the Company’s retirement plans.
Stock-Based Compensation: The Company recognizes compensation expense for all share-based payments to employees in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Compensation expense for option grants and restricted stock awards is determined based on the estimated fair value of the stock options and restricted stock on the applicable grant or award date and is recognized over the respective awards’ vesting period. The Company has elected to account for forfeitures in compensation cost when they occur as permitted under the guidance in ASC 718. Expense associated with the Company’s stock-based compensation is included under the line item “Salaries and employee benefits” on the Consolidated Statements of Income. See Note 12, “Employee Benefit and Deferred Compensation Plans,” for further details regarding the Company’s stock-based compensation.
Earnings Per Common Share: Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution of shares outstanding, assuming outstanding stock options were exercised into common shares and nonvested restricted stock awards, whose vesting is subject to future service requirements, were outstanding common shares as of the awards’ respective grant dates, calculated in accordance with the treasury method. See Note 17, “Net Income Per Common Share,” for the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements, and has determined that no significant events occurred after December 31, 2022 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

Impact of Recently-Issued Accounting Standards and Pronouncements:
In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform (Topic 842): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides temporary, optional guidance to ease the potential burden of accounting for reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions if certain criteria are met that reference the London Interbank Offering Rate (“LIBOR”) or another reference rate expected to be discontinued. As the guidance is intended to assist stakeholders during the global market-wide reference rate transition period, it was in effect only from March 12, 2020 through December 31, 2022. The Company transitioned new production from LIBOR instruments to a set of alternative indices at December 31, 2021. The Company’s LIBOR Transition Committee is currently developing a plan to transition legacy positions with the intent to minimize the impact to the Bank and its customers.

In March 2022, FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” while enhancing disclosures requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU 2022-02 was effective on January 1, 2023. The adoption of this accounting pronouncement will have no impact on the Company’s financial statements aside from additional and revised disclosures.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities
(In Thousands, Except Number of Securities)
The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Obligations of other U.S. Government agencies and corporations	$170,000	$—	$(5,340)	$164,660
Obligations of states and political subdivisions	154,066	204	(9,368)	144,902
Residential mortgage backed securities:
Government agency mortgage backed securities	508,415	37	(52,036)	456,416
Government agency collateralized mortgage obligations	605,033	—	(103,864)	501,169
Commercial mortgage backed securities:
Government agency mortgage backed securities	11,166	—	(1,053)	10,113
Government agency collateralized mortgage obligations	211,435	—	(25,589)	185,846
Other debt securities	74,885	—	(4,049)	70,836
	$1,735,000	$241	$(201,299)	$1,533,942

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
U.S. Treasury securities	$3,007	$3	$—	$3,010
Obligations of states and political subdivisions	153,847	5,532	(269)	159,110
Residential mortgage backed securities:
Government agency mortgage backed securities	967,497	7,854	(6,816)	968,535
Government agency collateralized mortgage obligations	1,008,514	457	(20,371)	988,600
Commercial mortgage backed securities:
Government agency mortgage backed securities	14,717	365	(1)	15,081
Government agency collateralized mortgage obligations	216,859	812	(3,419)	214,252
Other debt securities	36,515	1,097	(148)	37,464
	$2,400,956	$16,120	$(31,024)	$2,386,052

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Obligations of states and political subdivisions	$291,886	$17	$(48,325)	$243,578
Residential mortgage backed securities
Government agency mortgage backed securities	483,560	—	(24,432)	459,128
Government agency collateralized mortgage obligations	423,315	—	(30,706)	392,609
Commercial mortgage backed securities
Government agency mortgage backed securities	17,006	—	(3,261)	13,745
Government agency collateralized mortgage obligations	45,430	—	(6,559)	38,871
Other debt securities	62,875	—	(4,266)	58,609
	$1,324,072	$17	$(117,549)	$1,206,540
Allowance for credit losses - held to maturity securities	(32)
Held-to-maturity securities, net of allowance for credit losses	$1,324,040

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Obligations of states and political subdivisions	$267,641	$333	$(685)	$267,289
Residential mortgage backed securities
Government agency mortgage backed securities	60,507	1	(198)	60,310
Government agency collateralized mortgage obligations	24,832	—	(92)	24,740
Commercial mortgage backed securities
Government agency mortgage backed securities	1,855	—	—	1,855
Government agency collateralized mortgage obligations	39,505	—	(117)	39,388
Other debt securities	22,049	—	(79)	21,970
	$416,389	$334	$(1,171)	$415,552
Allowance for credit losses - held to maturity securities	(32)
Held-to-maturity securities, net of allowance for credit losses	$416,357
During the year ended December 31, 2022, the Company transferred, at fair value, $882,927 of securities from the available for sale portfolio to the held to maturity portfolio. The related net unrealized loss of $99,675 (after tax loss of $74,307) remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. No gains or losses were recognized at the time of transfer.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

There were no available for sale securities sold during the year ended December 31, 2022. Available for sale securities sold were as follows for the periods presented:

	Carrying Value	Net Proceeds	Gain/(Loss)
Twelve months ended December 31, 2021
Obligations of states and political subdivisions	$47	$49	$2
Residential mortgage backed securities:
Government agency mortgage backed securities	145,572	149,473	3,901
Government agency collateralized mortgage obligations	12,362	12,562	200
Trust preferred securities	12,021	9,961	(2,060)
Other debt securities	4,283	4,410	127
	$174,285	$176,455	$2,170

	Carrying Value	Net Proceeds	Gain/(Loss)
Twelve months ended December 31, 2020
Obligations of states and political subdivisions	$2,696	$2,561	$(135)
Residential mortgage backed securities:
Government agency mortgage backed securities	16,093	16,294	201
Government agency collateralized mortgage obligations	26,071	26,051	(20)
	$44,860	$44,906	$46
Gross realized gains and gross realized losses on sales of securities available for sale were as follows for the periods presented:

	Year Ended December 31,
	2021	2020
Gross gains on sales of securities available for sale	$4,322	$230
Gross losses on sales of securities available for sale	(2,152)	(184)
Gains on sales of securities available for sale, net	$2,170	$46
At December 31, 2022 and 2021, securities with a carrying value of approximately $824,417 and $607,681, respectively, were pledged to secure government, public, trust, and other deposits. Securities with a carrying value of $18,184 and $21,493 were pledged as collateral for short-term borrowings and derivative instruments at December 31, 2022 and 2021, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

The amortized cost and fair value of securities at December 31, 2022 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$150	$149	$9,393	$9,377
Due after one year through five years	3,351	3,162	228,812	222,940
Due after five years through ten years	53,650	46,253	75,549	71,029
Due after ten years	234,720	194,000	75,078	67,926
Residential mortgage backed securities:
Government agency mortgage backed securities	483,560	459,128	508,415	456,416
Government agency collateralized mortgage obligations	423,315	392,609	605,033	501,169
Commercial mortgage backed securities:
Government agency mortgage backed securities	17,006	13,745	11,166	10,113
Government agency collateralized mortgage obligations	45,430	38,871	211,435	185,846
Other debt securities	62,890	58,623	10,119	9,126
	$1,324,072	$1,206,540	$1,735,000	$1,533,942

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

The following tables present the gross unrealized losses and fair value of investment securities, aggregated by investment category and the length of time the investments have been in a continuous unrealized loss position, as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
December 31, 2022
Obligations of other U.S. Government agencies and corporations	5	$164,660	$(5,340)	—	$—	$—	5	$164,660	$(5,340)
Obligations of states and political subdivisions	84	96,939	(4,869)	11	33,038	(4,499)	95	129,977	(9,368)
Residential mortgage backed securities:
Government agency mortgage backed securities	97	214,516	(15,115)	29	237,970	(36,921)	126	452,486	(52,036)
Government agency collateralized mortgage obligations	16	109,753	(8,552)	36	391,416	(95,312)	52	501,169	(103,864)
Commercial mortgage backed securities:
Government agency mortgage backed securities	4	10,114	(1,053)	—	—	—	4	10,114	(1,053)
Government agency collateralized mortgage obligations	16	67,026	(3,828)	21	118,821	(21,760)	37	185,847	(25,588)
Other debt securities	25	63,423	(3,167)	1	7,412	(883)	26	70,835	(4,050)
Total	247	$726,431	$(41,924)	98	$788,657	$(159,375)	345	$1,515,088	$(201,299)
December 31, 2021
Obligations of states and political subdivisions	8	$34,303	$(216)	3	$3,892	$(53)	11	$38,195	$(269)
Residential mortgage backed securities:
Government agency mortgage backed securities	41	727,546	(6,312)	1	12,305	(504)	42	739,851	(6,816)
Government agency collateralized mortgage obligations	49	966,126	(20,371)	—	—	—	49	966,126	(20,371)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	1,791	(1)	1	432	—	2	2,223	(1)
Government agency collateralized mortgage obligations	21	160,919	(3,072)	2	9,005	(347)	23	169,924	(3,419)
Other debt securities	1	8,699	(148)	—	—	—	1	8,699	(148)
Total	121	$1,899,384	$(30,120)	7	$25,634	$(904)	128	$1,925,018	$(31,024)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

	Less than 12 months			12 months or more			Total
Held to Maturity:	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
December 31, 2022
Obligations of states and political subdivisions	105	$191,442	$(35,870)	24	$49,697	$(12,454)	129	$241,139	$(48,324)
Residential mortgage backed securities:
Government agency mortgage backed securities	8	94,258	(4,186)	62	364,870	(20,246)	70	459,128	(24,432)
Government agency collateralized mortgage obligations	4	98,912	(5,479)	14	293,698	(25,227)	18	392,610	(30,706)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	13,745	(3,261)	—	—	—	1	13,745	(3,261)
Government agency collateralized mortgage obligations	2	7,651	(626)	7	31,220	(5,932)	9	38,871	(6,558)
Other debt securities	2	42,567	(2,013)	8	16,042	(2,253)	10	58,609	(4,266)
Total	122	$448,575	$(51,435)	115	$755,527	$(66,112)	237	$1,204,102	$(117,547)
December 31, 2021
Obligations of states and political subdivisions	24	$62,131	$(685)	—	$—	$—	24	$62,131	$(685)
Residential mortgage backed securities:
Government agency mortgage backed securities	50	53,560	(181)	1	5,354	(17)	51	58,914	(198)
Government agency collateralized mortgage obligations	1	24,740	(92)	—	—	—	1	24,740	(92)
Commercial mortgage backed securities:
Government agency collateralized mortgage obligations	7	39,388	(117)	—	—	—	7	39,388	(117)
Other debt securities	8	21,972	(79)	—	—	—	8	21,972	(79)
Total	90	$201,791	$(1,154)	1	$5,354	$(17)	91	$207,145	$(1,171)
The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period greater than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. Based upon its review of securities with unrealized losses as of December 31, 2022, the Company determined that all such losses resulted from factors not deemed credit related. As a result, the Company did not record any impairment for the years ended December 31, 2022 and 2021.
At each of December 31, 2022 and 2021, the allowance for credit losses on held to maturity securities was $32. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by third party ratings agencies. Updated investment grades are obtained as they become available from the agencies. On December 31, 2022, 99.99% of the amortized cost of debt securities held to maturity were rated A or higher by the ratings agencies.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans
(In Thousands, Except Number of Loans)
The following is a summary of loans and leases, excluding loans held for sale, at December 31:

	2022	2021
Commercial, financial, agricultural	$1,673,883	$1,423,270
Lease financing	122,167	80,192
Real estate – construction:
Residential	355,500	302,275
Commercial	974,837	802,621
Total real estate – construction	1,330,337	1,104,896
Real estate – 1-4 family mortgage:
Primary	2,222,856	1,816,120
Home equity	501,906	474,604
Rental/investment	334,382	288,474
Land development	157,119	145,048
Total real estate – 1-4 family mortgage	3,216,263	2,724,246
Real estate – commercial mortgage:
Owner-occupied	1,539,296	1,563,351
Non-owner occupied	3,452,910	2,856,947
Land development	125,857	128,739
Total real estate – commercial mortgage	5,118,063	4,549,037
Installment loans to individuals	124,745	143,340
Gross loans	11,585,458	10,024,981
Unearned income	(7,154)	(4,067)
Loans, net of unearned income	$11,578,304	$10,020,914

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

Past Due and Nonaccrual Loans
The following tables provide an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2022
Commercial, financial, agricultural	$1,303	$69	$1,660,037	$1,661,409	$18	$2,373	$10,083	$12,474	$1,673,883
Lease financing	—	—	122,167	122,167	—	—	—	—	122,167
Real estate – construction:
Residential	49	—	355,374	355,423	—	—	77	77	355,500
Commercial	8,525	—	966,312	974,837	—	—	—	—	974,837
Total real estate – construction	8,574	—	1,321,686	1,330,260	—	—	77	77	1,330,337
Real estate – 1-4 family mortgage:
Primary	28,198	—	2,164,582	2,192,780	6,015	12,503	11,558	30,076	2,222,856
Home equity	5,376	—	494,621	499,997	450	754	705	1,909	501,906
Rental/investment	720	38	332,648	333,406	20	331	625	976	334,382
Land development	174	—	156,863	157,037	46	36	—	82	157,119
Total real estate – 1-4 family mortgage	34,468	38	3,148,714	3,183,220	6,531	13,624	12,888	33,043	3,216,263
Real estate – commercial mortgage:
Owner-occupied	8,557	219	1,525,240	1,534,016	1,495	2,244	1,541	5,280	1,539,296
Non-owner occupied	3,521	—	3,444,047	3,447,568	5,304	—	38	5,342	3,452,910
Land development	279	—	125,507	125,786	—	40	31	71	125,857
Total real estate – commercial mortgage	12,357	219	5,094,794	5,107,370	6,799	2,284	1,610	10,693	5,118,063
Installment loans to individuals	2,001	5	122,481	124,487	38	100	120	258	124,745
Unearned income	—	—	(7,154)	(7,154)	—	—	—	—	(7,154)
Loans, net of unearned income	$58,703	$331	$11,462,725	$11,521,759	$13,386	$18,381	$24,778	$56,545	$11,578,304

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2021
Commercial, financial, agricultural	$3,447	$103	$1,406,692	$1,410,242	$1,711	$4,283	$7,034	$13,028	$1,423,270
Lease financing	—	—	80,181	80,181	—	11	—	11	80,192
Real estate – construction:
Residential	1,077	—	301,198	302,275	—	—	—	—	302,275
Commercial	—	—	802,621	802,621	—	—	—	—	802,621
Total real estate – construction	1,077	—	1,103,819	1,104,896	—	—	—	—	1,104,896
Real estate – 1-4 family mortgage:
Primary	15,827	425	1,780,760	1,797,012	2,177	10,420	6,511	19,108	1,816,120
Home equity	1,617	—	471,268	472,885	182	919	618	1,719	474,604
Rental/investment	421	445	286,458	287,324	26	771	353	1,150	288,474
Land development	431	—	144,360	144,791	—	65	192	257	145,048
Total real estate – 1-4 family mortgage	18,296	870	2,682,846	2,702,012	2,385	12,175	7,674	22,234	2,724,246
Real estate – commercial mortgage:
Owner-occupied	2,231	359	1,556,081	1,558,671	163	1,111	3,406	4,680	1,563,351
Non-owner occupied	260	89	2,848,152	2,848,501	—	—	8,446	8,446	2,856,947
Land development	476	—	127,793	128,269	—	292	178	470	128,739
Total real estate – commercial mortgage	2,967	448	4,532,026	4,535,441	163	1,403	12,030	13,596	4,549,037
Installment loans to individuals	1,817	20	141,008	142,845	45	106	344	495	143,340
Unearned income	—	—	(4,067)	(4,067)	—	—	—	—	(4,067)
Loans, net of unearned income	$27,604	$1,441	$9,942,505	$9,971,550	$4,304	$17,978	$27,082	$49,364	$10,020,914
There were no restructured loans that were contractually 90 days past due or more and still accruing at December 31, 2022. There was one restructured loan totaling $36 that was contractually 90 days past due or more and still accruing at December 31, 2021. The outstanding balance of restructured loans on nonaccrual status was $20,765 and $25,702 at December 31, 2022 and 2021, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

Restructured Loans
At December 31, 2022, 2021 and 2020, there were $22,624, $20,259 and $20,448, respectively, of restructured loans. The following table illustrates the impact of modifications classified as restructured loans held on the Consolidated Balance Sheets and still performing in accordance with their restructured terms at period end, segregated by class, as of the periods presented.

	Number of Loans	Pre-Modification Outstanding Amortized Cost	Post-Modification Outstanding Amortized Cost
December 31, 2022
Commercial, financial, agricultural	1	$113	$114
Real estate – 1-4 family mortgage:
Primary	20	3,061	3,086
Land development	3	98	94
Total real estate – 1-4 family mortgage	23	3,159	3,180
Real estate – commercial mortgage:
Owner-occupied	1	246	246
Non-owner occupied	1	6,500	6,500
Total real estate – commercial mortgage	2	6,746	6,746
Total	26	$10,018	$10,040
December 31, 2021
Commercial, financial, agricultural	8	$5,393	$5,393
Real estate – 1-4 family mortgage:
Primary	36	6,061	6,108
Real estate – commercial mortgage:
Non-owner occupied	1	837	810
Total	45	$12,291	$12,311
December 31, 2020
Commercial, financial, agricultural	8	$2,891	$2,890
Real estate – 1-4 family mortgage:
Primary	24	3,928	3,886
Home equity	1	159	162
Rental/investment	3	142	207
Total real estate – 1-4 family mortgage	28	4,229	4,255
Real estate – commercial mortgage:
Owner-occupied	8	6,192	5,883
Non-owner occupied	3	752	754
Land development	1	189	189
Total real estate – commercial mortgage	12	7,133	6,826
Installment loans to individuals	3	49	40
Total	51	$14,302	$14,011
At December 31, 2022, 2021 and 2020, the Company had $491, $117 and $522, respectively, in troubled debt restructurings that subsequently defaulted within twelve months of the restructuring.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

Changes in the Company’s restructured loans are set forth in the table below.

	Number of Loans	Amortized Cost
Totals at December 31, 2020	124	$20,448
Additional loans with concessions	45	12,639
Reclassified as performing	6	366
Reductions due to:
Reclassified as nonperforming	(18)	(4,390)
Paid in full	(21)	(7,586)
Charge-offs	(1)	(205)
Principal paydowns	—	(1,013)
Totals at December 31, 2021	135	$20,259
Additional loans with concessions	24	10,332
Reclassified as performing	12	5,326
Reductions due to:
Reclassified as nonperforming	(28)	(7,411)
Paid in full	(23)	(4,758)
Principal paydowns	—	(1,124)
Totals at December 31, 2022	120	$22,624
The allocated allowance for credit losses attributable to restructured loans was $625 and $389 at December 31, 2022 and 2021, respectively. The Company had no remaining availability under commitments to lend additional funds on these restructured loans at December 31, 2022 and $307 in remaining availability at December 31, 2021.
Credit Quality
For commercial and commercial real estate-secured loans, internal risk-rating grades are assigned by lending, credit administration or loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of commercial and commercial real estate secured loans. Loan grades range between 10 and 95, with 10 being loans with the least credit risk. Loans within the “Pass” grade (those with a risk rating between 10 and 60) generally have a lower risk of loss and therefore a lower risk factor applied to the loan balances. The “Special Mention” grade (those with a risk rating of 70) represents a loan where a significant adverse risk-modifying action is anticipated in the near term and, left uncorrected, could result in deterioration of the credit quality of the loan. Loans that migrate toward the “Substandard” grade (those with a risk rating between 80 and 95) generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances.
The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2022
Commercial, Financial, Agricultural	$460,604	$209,964	$142,790	$63,164	$25,099	$35,142	$717,422	$3,522	$1,657,707
Pass	450,559	209,580	141,712	62,370	21,963	28,014	704,491	2,384	1,621,073
Special Mention	719	—	1,010	383	678	—	11,616	80	14,486
Substandard	9,326	384	68	411	2,458	7,128	1,315	1,058	22,148

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Lease Financing Receivables	$61,424	$18,379	$18,318	$10,628	$4,557	$1,707	$—	$—	$115,013
Pass	58,204	18,379	15,846	9,060	3,269	1,353	—	—	106,111
Watch	—	—	—	—	—	354	—	—	354
Substandard	3,220	—	2,472	1,568	1,288	—	—	—	8,548

Real Estate - Construction	$595,185	$476,190	$109,705	$8,525	$381	$6,858	$13,757	$424	$1,211,025
Residential	$214,386	$16,483	$589	$—	$381	$—	$3,925	$424	$236,188
Pass	214,371	16,483	589	—	381	—	3,925	424	236,173
Special Mention	6	—	—	—	—	—	—	—	6
Substandard	9	—	—	—	—	—	—	—	9

Commercial	$380,799	$459,707	$109,116	$8,525	$—	$6,858	$9,832	$—	$974,837
Pass	380,799	459,707	109,116	8,525	—	6,858	9,832	—	974,837
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$233,370	$141,066	$48,653	$24,664	$25,604	$35,971	$26,920	$1,238	$537,486
Primary	$12,877	$7,965	$5,068	$2,435	$4,522	$8,723	$4,931	$106	$46,627
Pass	12,616	7,965	5,068	2,421	4,522	8,419	4,931	106	46,048
Special Mention	—	—	—	—	—	51	—	—	51
Substandard	261	—	—	14	—	253	—	—	528

Home Equity	$272	$1,187	$—	$38	$5	$27	$14,485	$141	$16,155
Pass	272	1,187	—	38	5	27	14,485	7	16,021
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	134	134

Rental/Investment	$138,481	$85,711	$42,056	$21,997	$14,785	$24,448	$5,972	$787	$334,237
Pass	138,137	85,522	41,604	21,097	14,671	22,899	5,972	482	330,384
Special Mention	231	—	—	—	—	174	—	—	405
Substandard	113	189	452	900	114	1,375	—	305	3,448

Land Development	$81,740	$46,203	$1,529	$194	$6,292	$2,773	$1,532	$204	$140,467
Pass	80,514	46,203	1,525	194	6,292	2,723	1,532	204	139,187
Special Mention	1,226	—	—	—	—	—	—	—	1,226
Substandard	—	—	4	—	—	50	—	—	54

Real Estate - Commercial Mortgage	$1,624,197	$1,000,563	$713,303	$531,424	$277,862	$810,919	$121,305	$25,173	$5,104,746
Owner-Occupied	$309,792	$319,174	$239,946	$178,137	$128,452	$302,495	$57,869	$3,300	$1,539,165
Pass	298,851	314,429	237,058	175,262	122,537	282,657	50,640	3,300	1,484,734
Special Mention	9,640	3,047	815	1,670	—	672	4,808	—	20,652
Substandard	1,301	1,698	2,073	1,205	5,915	19,166	2,421	—	33,779

Non-Owner Occupied	$1,256,098	$657,121	$466,703	$346,908	$144,872	$501,863	$57,637	$21,680	$3,452,882
Pass	1,252,484	647,937	466,703	322,997	127,358	418,294	57,637	12,142	3,305,552
Special Mention	506	—	—	21,961	17,509	8,975	—	—	48,951
Substandard	3,108	9,184	—	1,950	5	74,594	—	9,538	98,379

Land Development	$58,307	$24,268	$6,654	$6,379	$4,538	$6,561	$5,799	$193	$112,699
Pass	58,307	24,228	6,342	6,379	4,465	6,067	5,799	193	111,780
Special Mention	—	40	—	—	—	—	—	—	40
Substandard	—	—	312	—	73	494	—	—	879

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Installment loans to individuals	$—	$—	$—	$24	$—	$—	$—	$—	$24
Pass	—	—	—	24	—	—	—	—	24
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$2,974,780	$1,846,162	$1,032,769	$638,429	$333,503	$890,597	$879,404	$30,357	$8,626,001
Pass	2,945,114	1,831,620	1,025,563	608,367	305,463	777,311	859,244	19,242	8,371,924
Special Mention	12,328	3,087	1,825	24,014	18,187	10,226	16,424	80	86,171
Substandard	17,338	11,455	5,381	6,048	9,853	103,060	3,736	11,035	167,906

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2021
Commercial, Financial, Agricultural	$300,748	$245,940	$122,996	$56,732	$27,631	$36,665	$595,956	$4,083	$1,390,751
Pass	299,731	245,657	120,748	54,654	23,521	27,482	591,096	2,901	1,365,790
Special Mention	—	136	1,798	527	605	1,196	651	—	4,913
Substandard	1,017	147	450	1,551	3,505	7,987	4,209	1,182	20,048

Real Estate - Construction	$461,370	$371,694	$174,369	$15,414	$—	$4,393	$3,769	$2,428	$1,033,437
Residential	$210,734	$12,598	$—	$601	$—	$686	$3,769	$2,428	$230,816
Pass	210,734	12,598	—	601	—	686	3,769	2,428	230,816
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Commercial	$250,636	$359,096	$174,369	$14,813	$—	$3,707	$—	$—	$802,621
Pass	250,636	359,096	174,369	14,813	—	3,707	—	—	802,621
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$205,137	$83,038	$60,392	$40,195	$31,121	$41,687	$27,010	$1,142	$489,722
Primary	$15,599	$7,698	$3,696	$8,470	$5,517	$13,402	$4,888	$—	$59,270
Pass	15,599	7,698	3,530	8,470	5,433	10,465	4,877	—	56,072
Special Mention	—	—	—	—	—	59	—	—	59
Substandard	—	—	166	—	84	2,878	11	—	3,139

Home Equity	$1,318	$—	$42	$131	$—	$42	$14,702	$211	$16,446
Pass	1,318	—	42	131	—	42	14,332	10	15,875
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	370	201	571

Rental/Investment	$111,006	$61,801	$33,852	$24,324	$25,163	$25,275	$5,782	$931	$288,134
Pass	110,987	60,855	32,851	24,050	24,981	24,133	5,631	931	284,419
Special Mention	—	249	—	—	—	38	—	—	287
Substandard	19	697	1,001	274	182	1,104	151	—	3,428

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans

Land Development	$77,214	$13,539	$22,802	$7,270	$441	$2,968	$1,638	$—	$125,872
Pass	74,818	13,539	22,769	7,270	411	1,560	1,638	—	122,005
Special Mention	2,396	—	—	—	—	—	—	—	2,396
Substandard	—	—	33	—	30	1,408	—	—	1,471

Real Estate - Commercial Mortgage	$1,168,118	$836,549	$680,831	$394,608	$421,898	$844,635	$153,358	$35,968	$4,535,965
Owner-Occupied	$312,031	$305,686	$220,057	$177,689	$157,886	$317,878	$62,182	$9,748	$1,563,157
Pass	310,736	304,555	218,447	174,865	148,298	292,356	62,182	8,036	1,519,475
Special Mention	1,210	1,131	—	—	3,286	722	—	1,712	8,061
Substandard	85	—	1,610	2,824	6,302	24,800	—	—	35,621

Non-Owner Occupied	$809,784	$511,803	$449,734	$209,010	$258,914	$510,213	$81,238	$26,220	$2,856,916
Pass	800,348	503,009	436,387	185,353	203,128	464,713	81,238	16,314	2,690,490
Special Mention	9,235	8,794	11,356	23,650	33,176	8,383	—	—	94,594
Substandard	201	—	1,991	7	22,610	37,117	—	9,906	71,832

Land Development	$46,303	$19,060	$11,040	$7,909	$5,098	$16,544	$9,938	$—	$115,892
Pass	46,034	17,030	11,040	7,857	5,098	10,656	9,938	—	107,653
Special Mention	44	—	—	—	—	5,141	—	—	5,185
Substandard	225	2,030	—	52	—	747	—	—	3,054

Installment loans to individuals	$—	$—	$42	$—	$—	$—	$—	$—	$42
Pass	—	—	42	—	—	—	—	—	42
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$2,135,373	$1,537,221	$1,038,630	$506,949	$480,650	$927,380	$780,093	$43,621	$7,449,917
Pass	2,120,941	1,524,037	1,020,225	478,064	410,870	835,800	774,701	30,620	7,195,258
Special Mention	12,885	10,310	13,154	24,177	37,067	15,539	651	1,712	115,495
Substandard	1,547	2,874	5,251	4,708	32,713	76,041	4,741	11,289	139,164

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2022
Commercial, Financial, Agricultural	$13	$—	$—	$—	$—	$16,163	$—	$—	$16,176
Performing Loans	13	—	—	—	—	16,163	—	—	16,176
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$57,570	$61,245	$497	$—	$—	$—	$—	$—	$119,312
Residential	$57,570	$61,245	$497	$—	$—	$—	$—	$—	$119,312
Performing Loans	57,493	61,245	497	—	—	—	—	—	119,235
Non-Performing Loans	77	—	—	—	—	—	—	—	77

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$704,214	$546,256	$351,213	$155,549	$116,951	$319,567	$481,254	$3,773	$2,678,777
Primary	$694,941	$541,801	$350,205	$154,979	$115,876	$318,364	$—	$63	$2,176,229
Performing Loans	694,221	538,870	345,912	150,821	109,156	307,178	—	63	2,146,221
Non-Performing Loans	720	2,931	4,293	4,158	6,720	11,186	—	—	30,008

Home Equity	$—	$111	$—	$—	$—	$676	$481,254	$3,710	$485,751
Performing Loans	—	111	—	—	—	609	480,094	3,026	483,840
Non-Performing Loans	—	—	—	—	—	67	1,160	684	1,911

Rental/Investment	$—	$—	$—	$—	$—	$145	$—	$—	$145
Performing Loans	—	—	—	—	—	145	—	—	145
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	$9,273	$4,344	$1,008	$570	$1,075	$382	$—	$—	$16,652
Performing Loans	9,257	4,344	1,008	570	1,075	319	—	—	16,573
Non-Performing Loans	16	—	—	—	—	63	—	—	79

Real Estate - Commercial Mortgage	$4,805	$3,518	$2,587	$1,281	$691	$435	$—	$—	$13,317
Owner-Occupied	$—	$—	$131	$—	$—	$—	$—	$—	$131
Performing Loans	—	—	131	—	—	—	—	—	131
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	$—	$—	$28	$—	$—	$—	$—	$—	$28
Performing Loans	—	—	28	—	—	—	—	—	28
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	$4,805	$3,518	$2,428	$1,281	$691	$435	$—	$—	$13,158
Performing Loans	4,805	3,518	2,422	1,281	691	435	—	—	13,152
Non-Performing Loans	—	—	6	—	—	—	—	—	6

Installment loans to individuals	$44,255	$15,976	$6,416	$14,252	$17,095	$10,626	$16,062	$39	$124,721
Performing Loans	44,227	15,927	6,389	14,211	17,076	10,532	16,062	35	124,459
Non-Performing Loans	28	49	27	41	19	94	—	4	262

Total loans not subject to risk rating	$810,857	$626,995	$360,713	$171,082	$134,737	$346,791	$497,316	$3,812	$2,952,303
Performing Loans	810,016	624,015	356,387	166,883	127,998	335,381	496,156	3,124	2,919,960
Non-Performing Loans	841	2,980	4,326	4,199	6,739	11,410	1,160	688	32,343

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2021
Commercial, Financial, Agricultural	$71	$—	$—	$1	$—	$8,983	$23,464	$—	$32,519
Performing Loans	71	—	—	1	—	8,983	23,464	—	32,519
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$26,301	$23,270	$15,504	$7,713	$2,169	$1,168	$—	$—	$76,125
Performing Loans	26,301	23,270	15,504	7,713	2,167	1,159	—	—	76,114
Non-Performing Loans	—	—	—	—	2	9	—	—	11

Real Estate - Construction	$57,283	$12,561	$1,615	$—	$—	$—	$—	$—	$71,459
Residential	$57,283	$12,561	$1,615	$—	$—	$—	$—	$—	$71,459
Performing Loans	57,283	12,561	1,615	—	—	—	—	—	71,459
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$554,483	$419,252	$205,216	$157,015	$137,607	$308,441	$448,379	$4,131	$2,234,524
Primary	$542,659	$415,863	$203,941	$154,655	$134,194	$305,457	$—	$81	$1,756,850
Performing Loans	542,053	414,931	201,475	149,478	131,571	298,023	—	81	1,737,612
Non-Performing Loans	606	932	2,466	5,177	2,623	7,434	—	—	19,238

Home Equity	$111	$—	$79	$767	$2,441	$2,331	$448,379	$4,050	$458,158
Performing Loans	111	—	79	767	2,441	2,204	447,298	3,740	456,640
Non-Performing Loans	—	—	—	—	—	127	1,081	310	1,518

Rental/Investment	$—	$—	$99	$—	$23	$218	$—	$—	$340
Performing Loans	—	—	99	—	23	164	—	—	286
Non-Performing Loans	—	—	—	—	—	54	—	—	54

Land Development	$11,713	$3,389	$1,097	$1,593	$949	$435	$—	$—	$19,176
Performing Loans	11,688	3,298	1,065	1,593	874	435	—	—	18,953
Non-Performing Loans	25	91	32	—	75	—	—	—	223

Real Estate - Commercial Mortgage	$5,265	$3,584	$2,082	$947	$499	$695	$—	$—	$13,072
Owner-Occupied	$—	$136	$58	$—	$—	$—	$—	$—	$194
Performing Loans	—	136	58	—	—	—	—	—	194
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	$—	$31	$—	$—	$—	$—	$—	$—	$31
Performing Loans	—	31	—	—	—	—	—	—	31
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	$5,265	$3,417	$2,024	$947	$499	$695	$—	$—	$12,847
Performing Loans	5,265	3,417	2,008	947	499	644	—	—	12,780
Non-Performing Loans	—	—	16	—	—	51	—	—	67

Installment loans to individuals	$44,302	$15,436	$23,114	$28,298	$11,706	$5,798	$14,574	$70	$143,298
Performing Loans	44,254	15,360	23,035	28,270	11,672	5,574	14,557	59	142,781
Non-Performing Loans	48	76	79	28	34	224	17	11	517

Total loans not subject to risk rating	$687,705	$474,103	$247,531	$193,974	$151,981	$325,085	$486,417	$4,201	$2,570,997
Performing Loans	687,026	473,004	244,938	188,769	149,247	317,186	485,319	3,880	2,549,369
Non-Performing Loans	679	1,099	2,593	5,205	2,734	7,899	1,098	321	21,628

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

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

Loans at December 31, 2021	$29,907
New loans and advances	3,778
Payments received	(674)
Loans at December 31, 2022	$33,011
No related party loans were classified as past due, nonaccrual, impaired or restructured at December 31, 2022 or 2021. Unfunded commitments to certain executive officers and directors and their associates totaled $7,387 and $10,471 at December 31, 2022 and 2021, respectively.
During 2022, the Company acquired Southeastern Commercial Finance, LLC and Continental Republic Capital, LLC (doing business as “Republic Business Credit”). The acquired loans were added to the commercial, financial, and agricultural loan category at their fair value of $105,610 at the date of acquisition. The carrying amount of purchased credit deteriorated (“PCD”) loans at the acquisition date is detailed below.

Carrying Amount
Purchase price of loans at acquisition	$13,654
Allowance for credit losses at acquisition	11,460
Par value of acquired loans at acquisition	$25,114

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Allowance for Credit Losses
(In Thousands)
Allowance for Credit Losses on Loans
The following table provides a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Year Ended December 31, 2022
Allowance for credit losses on loans:
Beginning balance	$33,922	$16,419	$32,356	$68,940	$1,486	$11,048	$164,171
Impact of PCD loans acquired during the period	11,460	—	—	—	—	—	11,460
Charge-offs	(5,120)	—	(757)	(5,134)	(7)	(3,167)	(14,185)
Recoveries	2,471	—	821	418	146	3,000	6,856
Net charge-offs	(2,649)	—	64	(4,716)	139	(167)	(7,329)
Provision (recoveries) of credit losses on loans	1,522	2,695	12,307	7,574	838	(1,148)	23,788
Ending balance	$44,255	$19,114	$44,727	$71,798	$2,463	$9,733	$192,090
Period-End Amount Allocated to:
Individually evaluated	$4,397	$—	$46	$1,729	$—	$270	$6,442
Collectively evaluated	39,858	19,114	44,681	70,069	2,463	9,463	185,648
Ending balance	$44,255	$19,114	$44,727	$71,798	$2,463	$9,733	$192,090
Loans:
Individually evaluated	$8,536	$489	$9,202	$10,953	$—	$270	$29,450
Collectively evaluated	1,665,347	1,329,848	3,207,061	5,107,110	115,013	124,475	11,548,854
Ending balance	$1,673,883	$1,330,337	$3,216,263	$5,118,063	$115,013	$124,745	$11,578,304

Nonaccruing loans with no allowance for credit losses	$464	$—	$7,278	$3,157	$—	$—	$10,899

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Allowance for Credit Losses (continued)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Year Ended December 31, 2021
Allowance for credit losses on loans:
Beginning balance	$39,031	$16,047	$32,165	$76,127	$1,624	$11,150	$176,144
Charge-offs	(7,087)	(52)	(1,164)	(5,184)	(13)	(5,374)	(18,874)
Recoveries	1,470	13	1,498	541	49	5,030	8,601
Net charge-offs	(5,617)	(39)	334	(4,643)	36	(344)	(10,273)
Provision for credit losses on loans	508	411	(143)	(2,544)	(174)	242	(1,700)
Ending balance	$33,922	$16,419	$32,356	$68,940	$1,486	$11,048	$164,171
Period-End Amount Allocated to:
Individually evaluated	$9,239	$—	$216	$2,401	$—	$607	$12,463
Collectively evaluated	24,683	16,419	32,140	66,539	1,486	10,441	151,708
Ending balance	$33,922	$16,419	$32,356	$68,940	$1,486	$11,048	$164,171
Loans:
Individually evaluated	$12,776	$—	$5,360	$14,623	$—	$690	$33,449
Collectively evaluated	1,410,494	1,104,896	2,718,886	4,534,414	76,125	142,650	9,987,465
Ending balance	$1,423,270	$1,104,896	$2,724,246	$4,549,037	$76,125	$143,340	$10,020,914

Nonaccruing loans with no allowance for credit losses	$397	$—	$2,329	$5,270	$—	$22	$8,018
The Company’s allowance for credit loss model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. While credit metrics remained relatively stable, loan growth and acquisitions caused the Company’s allowance model to indicate that an increase to the allowance for credit losses was appropriate during 2022.

Allowance for Credit Losses on Unfunded Loan Commitments
The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

	Year Ended
	2022	2021
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,035	$20,535
Provision for (recovery of) credit losses on unfunded loan commitments (included in other noninterest expense)	83	(500)
Ending balance	$20,118	$20,035

Note 5 – Premises and Equipment
(In Thousands)
Bank premises and equipment at December 31 are summarized as follows:

	2022	2021
Premises	$250,038	$247,484
Leasehold improvements	33,325	29,412
Furniture and equipment	68,275	65,286
Computer equipment	26,356	24,412
Autos	143	143
Lease right-of-use assets	54,930	63,547
Total	433,067	430,284
Accumulated depreciation	(149,472)	(137,162)
Net	$283,595	$293,122
Depreciation expense was $14,857, $16,406 and $18,699 for the years ended December 31, 2022, 2021 and 2020, respectively.
See Note 23, “Leases,” for further details regarding the Company’s right-of-use assets.

Note 6 – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”), net of valuation allowances and direct write-downs, as of the dates presented:

Total OREO
December 31, 2022
Residential real estate	$699
Commercial real estate	62
Residential land development	246
Commercial land development	756
Total	$1,763
December 31, 2021
Residential real estate	$259
Commercial real estate	761
Residential land development	305
Commercial land development	1,215
Total	$2,540

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 6 – Other Real Estate Owned (continued)

Changes in the Company’s OREO were as follows for the periods presented:

Total OREO
Balance at December 31, 2020	$5,972
Transfers of loans	3,180
Impairments	(306)
Dispositions	(6,166)
Other	(140)
Balance at December 31, 2021	$2,540
Transfers of loans	2,207
Impairments	(110)
Dispositions	(2,875)
Other	1
Balance at December 31, 2022	$1,763
At December 31, 2022 and 2021, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $375 and $22, respectively.
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows, as of the dates presented:

	December 31,
	2022	2021	2020
Repairs and maintenance	$54	$79	$279
Property taxes and insurance	93	69	364
Impairments	110	306	2,160
Net gains on OREO sales	(703)	(176)	(23)
Rental income	(7)	(25)	(26)
Total	$(453)	$253	$2,754

Note 7 – Goodwill and Other Intangible Assets
(In Thousands)
Changes in the carrying amount of goodwill during the years ended December 31, 2022 were as follows:

	Community Banks	Insurance	Total
Balance at December 31, 2020	$936,916	$2,767	$939,683
Additions to goodwill and other adjustments	—	—	—
Balance at December 31, 2021	$936,916	$2,767	$939,683
Additions to goodwill from the Southeastern Commercial Finance, LLC acquisition	6,608	—	6,608
Additions to goodwill from the Continental Republic Capital, LLC acquisition	45,417	—	45,417
Balance at December 31, 2022	$988,941	$2,767	$991,708

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 7 – Goodwill and Other Intangible Assets (continued)

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2022
Core deposit intangible	$82,492	$(64,339)	$18,153
Customer relationship intangible	7,670	(1,647)	6,023
Total finite-lived intangible assets	$90,162	$(65,986)	$24,176
December 31, 2021
Core deposit intangible	$82,492	$(59,399)	$23,093
Customer relationship intangible	2,470	(1,465)	1,005
Total finite-lived intangible assets	$84,962	$(60,864)	$24,098
Core deposit intangible amortization expense for the years ended December 31, 2022, 2021 and 2020 was $4,941, $5,861 and $6,940, respectively. Customer relationship intangible amortization expense for the year ended December 31, 2022, 2021 and 2020 was $181, $181 and $181, respectively.
The estimated amortization expense of finite-lived intangible assets for the five succeeding fiscal years is summarized as follows:

	Core Deposit Intangible	Customer Relationship Intangible	Total
2023	$4,042	$1,336	$5,378
2024	3,498	1,192	4,690
2025	3,102	1,048	4,150
2026	2,899	860	3,759
2027	2,775	628	3,403

Note 8 – Mortgage Servicing Rights
(In Thousands)
Changes in the Company’s mortgage servicing rights (“MSRs”) were as follows, for the periods presented:

Carrying Value at January 1, 2021	$62,994
Capitalization	33,948
Amortization	(21,485)
Valuation adjustment	13,561
Carrying Value at December 31, 2021	$89,018
Sale of MSRs	(15,565)
Capitalization	22,788
Amortization	(11,793)
Carrying Value at December 31, 2022	$84,448
The valuation adjustments reflected in the table above as well as any gains recognized on the sale of MSRs are included in “Mortgage banking income” in the Consolidated Statements of Income. The movement of mortgage interest rates has an inverse relationship with prepayment speeds and discount rates.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 – Mortgage Servicing Rights (continued)
Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31 are as follows:

	2022	2021	2020
Unpaid principal balance	$7,494,413	$8,728,629	$7,322,671
Weighted-average prepayment speed (CPR)	7.00%	10.56%	15.05%
Estimated impact of a 10% increase	$(5,393)	$(3,875)	$(4,001)
Estimated impact of a 20% increase	(10,354)	(7,464)	(7,674)

Discount rate	10.30%	9.82%	9.86%
Estimated impact of a 100bp increase	$(1,765)	$(4,153)	$(2,144)
Estimated impact of a 200bp increase	(3,957)	(8,119)	(4,144)

Weighted-average coupon interest rate	3.51%	3.29%	3.58%
Weighted-average servicing fee (basis points)	32.44	30.37	29.94
Weighted-average remaining maturity (in years)	8.33	6.69	5.14
The Company recorded servicing fees of $18,452, $17,968 and $12,628, for the twelve months ended December 31, 2022, 2021 and 2020, respectively. These fees are included under the line item “Mortgage banking income” in the Consolidated Statements of Income.

Note 9 – Deposits
(In Thousands)
The following is a summary of deposits as of December 31:

	2022	2021
Noninterest-bearing deposits	$4,558,756	$4,718,124
Interest-bearing demand deposits	6,151,142	6,695,879
Savings deposits	1,081,628	1,080,338
Time deposits(1)	1,695,440	1,411,383
Total deposits	$13,486,966	$13,905,724
(1) Includes brokered deposits in the amount of $233,133 for 2022.
The approximate scheduled maturities of time deposits, including brokered deposits, at December 31, 2022 are as follows:

2023	$1,236,045
2024	336,382
2025	87,883
2026	19,575
2027	12,129
Thereafter	3,426
Total	$1,695,440
The aggregate amount of time deposits in denominations of $250 or more at December 31, 2022 and 2021 was $402,289 and $326,076, respectively. Certain executive officers and directors and their respective affiliates had amounts on deposit with Renasant Bank of approximately $25,537 and $27,908 at December 31, 2022 and 2021, respectively.

Note 10 – Short-Term Borrowings
(In Thousands)
Short-term borrowings as of December 31 are summarized as follows:

	2022	2021
Securities sold under agreements to repurchase	$12,232	$13,947
Federal Home Loan Bank short-term advances	700,000	—
Total short-term borrowings	$712,232	$13,947
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
Federal funds, of which there were none at December 31, 2022 and 2021, are short term borrowings, generally overnight borrowings, between financial institutions that are generally used to maintain reserve requirements at the Federal Reserve Bank or elsewhere.
FHLB short-term advances are borrowings with original maturities of less than one year. In connection with the prepayment of $430,000 in short-term advances from the FHLB during 2020, the Company incurred penalty charges of $121 which is included in the line item “Debt prepayment penalty” in the Consolidated Statements of Income. The Company did not prepay any outstanding short-term advances from the FHLB in 2022 and 2021. The Company had availability on unused lines of credit with the FHLB of $3,651,678 at December 31, 2022.
The average balances and cost of funds of short-term borrowings for the years ending December 31 are summarized as follows:

	Average Balances			Cost of Funds
	2022	2021	2020	2022	2021	2020
Federal Home Loan Bank short-term advances	$175,370	$—	$345,601	2.52%	—%	1.09%
Federal funds purchased	97	747	363	3.97	0.33	—
Securities sold under agreements to repurchase	12,217	12,662	10,889	0.36	0.29	0.30
Total short-term borrowings	$187,684	$13,409	$356,853	2.38%	0.29%	1.07%
The Company maintains lines of credit with correspondent banks totaling $180,000 at December 31, 2022. Interest is charged at the market federal funds rate on all advances. There were no amounts outstanding under these lines of credit at December 31, 2022 or 2021.

Note 11 – Long-Term Debt
(In Thousands)
Long-term debt as of December 31, 2022 and 2021 is summarized as follows:

	2022	2021
Federal Home Loan Bank advances	$—	$417
Junior subordinated debentures	112,042	111,373
Subordinated notes	316,091	359,419
Total long-term debt	$428,133	$471,209

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Long-Term Debt (continued)
Federal Home Loan Bank Advances
The Company did not prepay any outstanding long-term advances from the FHLB during 2022 and 2020. In connection with the prepayment of $150,000 in long-term advances from the FHLB during 2021, the Company incurred penalty charges of $6,123 which is included in the line item “Debt prepayment penalty” in the Consolidated Statements of Income.
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
The interest rate on the debentures reprices quarterly equal to the three-month LIBOR at the determination date plus the applicable spread. The debentures owned by the respective trusts are currently redeemable at par. The following table provides the details of the debentures as of December 31, 2022:

	Principal Amount	Carrying Value	Spread (in bps)	Year of Maturity	Amount Included in Tier 1 Capital
PHC Statutory Trust I	$20,619	$20,619	285	2033	$20,000
PHC Statutory Trust II	31,959	31,959	187	2035	31,000
Capital Bancorp Capital Trust I	12,372	12,372	150	2035	12,000
First M&F Statutory Trust I	30,928	23,751	133	2036	22,822
Brand Trust I	10,310	9,573	205	2035	9,263
Brand Trust II	5,155	5,205	300	2037	5,050
Brand Trust III	5,155	5,205	300	2038	5,050
Brand Trust IV	3,093	3,358	375	2038	3,265
Total		$112,042			$108,450
The Company has entered into interest rate swap agreements on the PHC Statutory Trust I, Capital Bancorp Capital Trust I, and First M&F Statutory Trust I pursuant to which the Company received an amount approximately equal to the interest paid on the debentures and paid a fixed rate of interest equal to 5.49%, 4.42%, and 4.18%, respectively, at December 31, 2022.
The Company has classified $108,450 of the debentures described in the above paragraphs as Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to the Company’s junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures the Company includes in Tier 1 capital. Although the Company’s existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if the Company makes any acquisition now that it exceeds $15,000,000 in assets, the Company will lose Tier 1 treatment of our junior subordinated debentures.
For more information about the Company’s derivative financial instruments, see Note 13, “Derivative Instruments.”
Subordinated notes
During October and December 2021, respectively, the Company redeemed at par its $15,000 6.50% fixed-to-floating rate subordinated notes and redeemed $30,000 of its aggregate $60,000 5.00% fixed-to-floating rate subordinated notes, with the remaining $30,000 of such notes redeemed in the first quarter of 2022.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Long-Term Debt (continued)
The Company has issued and sold fixed-to-floating rate subordinated notes (referred to collectively as the “Notes”) in underwritten public offerings at a price equal to 100% of the aggregate principal amounts of the Notes. Interest on the Notes is payable semi-annually in arrears at the applicable fixed rate until but excluding the fixed to floating transition date and payable quarterly in arrears thereafter at the applicable benchmark rate plus spread, until but excluding the maturity date or earlier redemption date. A summary of the Notes is as follows:

Issue Date	Initial principal	Fixed rate	Fixed to floating transition date	Benchmark rate	Spread (in bps)	Debt outstanding	Maturity
August 22, 2016	$40,000	5.50%	September 1, 2026	3-month LIBOR	407.1	$40,000	September 1, 2031
September 3, 2020	$100,000	4.50%	September 15, 2030	3-month SOFR	402.5	$100,000	September 15, 2035
November 23, 2021	$200,000	3.00%	December 1, 2026	3-month SOFR	191	$200,000	December 1, 2031
Debt issuance costs and fair value adjustment						(23,909)
Total subordinated debt						$316,091
Beginning with the fixed to floating transition date and on any interest payment date thereafter, the Company may redeem the applicable Notes in whole or in part at a redemption price equal to 100% of the principal amount of the respective Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption.
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
The aggregate stated maturities of long-term debt outstanding at December 31, 2022, are summarized as follows:

	Federal Home Loan Bank advances	Junior subordinated debentures	Subordinated notes	Total
2023	$—	$—	$—	$—
2024	—	—	—	—
2025	—	—	—	—
2026	—	—	—	—
2027	—	—	—	—
Thereafter	—	112,042	316,091	428,133
Total	$—	$112,042	$316,091	$428,133

Note 12 – Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
Pension and Post-retirement Medical Plans
The Company sponsors a noncontributory defined benefit pension plan, under which participation and benefit accruals ceased as of December 31, 1996. The Company’s funding policy is to contribute annually to the plan an amount not less than the minimum required contribution, as determined annually by consulting actuaries in accordance with funding standards imposed under the Internal Revenue Code of 1986, as amended. No contributions were made or required in 2022 or 2021. The Company does not anticipate that a contribution will be required in 2023. The plan’s accumulated benefit obligation and projected benefit obligation are substantially the same since benefit accruals have ceased. The accumulated benefit obligation was $21,230 and $27,567 at December 31, 2022 and 2021, respectively. There is no additional minimum pension liability required to be recognized.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Employee Benefit and Deferred Compensation Plans (continued)

The Company provides retiree medical benefits, consisting of the opportunity to purchase coverage at subsidized rates under the Company’s group medical plan. Employees eligible to participate must (i) have been employed by the Company and enrolled in the Company’s group medical plan as of December 31, 2004 and (ii) retire from the Company between ages 55 and 65 with at least 15 years of service or 70 points (points determined as the sum of the employee’s age and years of service). The Company periodically determines the portion of the premiums to be paid by each retiree and the portion to be paid by the Company. Coverage ceases when a retiree attains age 65 and is eligible for Medicare. The Company contributed $3 and $231 to the plan in 2022 and 2021, respectively; the Company expects to contribute approximately $163 in 2023.
The Company accounts for its obligations related to retiree benefits in accordance with ASC 715, “Compensation – Retirement Benefits.” The assumed rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) for 2022 is 7.5%. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation or the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2022 and for the year then ended.
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
The following table presents information relating to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits - Renasant”) and the post-retirement health and life plan (“Other Benefits”) as of December 31, 2022 and 2021:

	Pension Benefits Renasant		Other Benefits
	2022	2021	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$27,567	$28,226	$586	$1,019
Service cost	—	—	4	5
Interest cost	738	682	12	14
Plan participants’ contributions	—	—	85	152
Actuarial loss (gain)	(5,256)	672	(48)	(221)
Benefits paid(1)	(1,819)	(2,013)	(88)	(383)
Benefit obligation at end of year	$21,230	$27,567	$551	$586
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$30,399	$30,549
Actual return on plan assets	(7,726)	1,863
Contribution by employer	—	—
Benefits paid	(1,819)	(2,013)
Fair value of plan assets at end of year	$20,854	$30,399
Funded status at end of year	$(376)	$2,832	$(551)	$(586)
Weighted-average assumptions as of December 31
Discount rate used to determine the benefit obligation	4.94%	2.79%	4.74%	2.35%
(1) Attributable to retiree medical benefits.
The discount rate assumptions at December 31, 2022 were determined using a yield curve approach. A yield curve was developed from a selection of high quality fixed-income investments whose cash flows approximate the timing and amount of expected cash flows from the plans. The selected discount rate is the rate that produces the same present value of the plans’ projected benefit payments.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Employee Benefit and Deferred Compensation Plans (continued)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for the defined benefit pension and post-retirement health and life plans for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Pension Benefits Renasant			Other Benefits
	2022	2021	2020	2022	2021	2020
Service cost	$—	$—	$—	$4	$5	$6
Interest cost	738	682	984	12	14	13
Expected return on plan assets	(1,684)	(1,768)	(1,651)	—	—	—
Prior service cost recognized(1)	—	—	—	—	—	485
Recognized actuarial loss (gain)	243	265	349	(76)	(3)	(90)
Settlement/curtailment/termination losses(1)	—	—	567	—	—	—
Net periodic benefit cost	(703)	(821)	249	(60)	16	414
Net actuarial loss (gain) arising during the period	4,155	577	(1,090)	(48)	(221)	21
Net Settlement/curtailment/termination losses(1)	—	—	(567)	—	—	—
New prior service cost(1)	—	—	—	—	—	485
Amortization of net actuarial (loss) gain recognized in net periodic pension cost	(243)	(265)	(349)	76	3	90
Amortization of prior service cost(1)	—	—	—	—	—	(485)
Total recognized in other comprehensive income	3,912	312	(2,006)	28	(218)	111
Total recognized in net periodic benefit cost and other comprehensive income	$3,209	$(509)	$(1,757)	$(32)	$(202)	$525
Weighted-average assumptions as of December 31
Discount rate used to determine net periodic pension cost	2.79%	2.44%	3.59%	2.35%	1.77%	2.91%
Expected return on plan assets	5.75%	6.00%	6.00%	N/A	N/A	N/A
(1) Attributable to retiree medical benefits and accelerated defined benefit pension plan payouts provided to VERP participants and, with respect to amounts included in Net periodic benefit cost, included in the “Restructuring charges” line item on the Consolidated Statements of Income.
Future estimated benefit payments under the Renasant defined benefit pension plan and other benefits are as follows:

	Pension Benefits Renasant	Other Benefits
2023	$2,187	$163
2024	2,037	69
2025	2,032	80
2026	1,948	74
2027	1,871	63
2028 - 2032	8,700	158

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Employee Benefit and Deferred Compensation Plans (continued)

Amounts recognized in accumulated other comprehensive income, before tax, for the year ended December 31, 2022 are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss (gain)	11,306	(271)
Total	$11,306	$(271)
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2023 are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss (gain)	243	(76)
Total	$243	$(76)
Substantially all of the assets of the Company’s defined benefit pension plan are invested in a collective trust, which in turn invests in other collective or pooled trusts with individual investment mandates. The collective trust’s asset allocation is approximately 57% in growth assets, consisting of interests in trusts invested in equity securities, high yield fixed income securities, and direct real estate investments (approximately 8% of assets), and approximately 43% in assets intended to hedge against the volatility arising from interest rate risk, consisting of interests in trusts invested in long duration fixed income securities. The collective trust is actively managed allowing changes in the asset allocation to enhance returns and mitigate risk, with the mandate to preserve the funded status of the plan through portfolio growth and interest rate hedging. Management’s investment committee periodically reviews the collective trust’s performance and asset allocation to ensure that the plan’s investment objectives are satisfied and that the investment strategy of the trust has not materially changed.
The expected long-term rate of return was estimated using market benchmarks for investment classes applied to the plan’s target asset allocation and was computed using a valuation methodology which projects future returns based on current valuations rather than historical returns.
The fair values of the Company’s defined benefit pension plan assets by category at December 31, 2022 and 2021 are below. Investments in collective trusts, which are measured at net asset value per share (or “NAV”), consist of trusts that invest primarily in liquid equity and fixed income securities and have a small direct investment in real estate. There is generally no restriction on redemptions or withdrawals for benefit payments or in the event of plan termination; 60 days notice is required to redeem or withdraw assets for any other purpose.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Totals
December 31, 2022
Cash and cash equivalents	$66	$—	$—	$—	$66
Investments in collective trusts	—	—	—	20,788	20,788
	$66	$—	$—	$20,788	$20,854

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Employee Benefit and Deferred Compensation Plans (continued)

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Totals
December 31, 2021
Cash and cash equivalents	$42	$—	$—	$—	$42
Investments in collective trusts	—	—	—	30,357	30,357
	$42	$—	$—	$30,357	$30,399
Other Retirement Plans
The Company maintains a 401(k) plan, which is a contributory plan maintained in the form of a “safe harbor” arrangement. Employees are immediately enrolled in the plan and eligible to make pre-tax deferrals, subject to limits imposed under the plan and the deferral limit established annually by the IRS, and receive Company matching contributions not in excess of 4% of compensation. The Company may make a discretionary profit-sharing contribution for each eligible participant in an amount up to 5% of plan compensation and 5% of plan compensation in excess of the Social Security wage base (prior to 2020, the profit-sharing contribution was non-discretionary). To be eligible to receive this profit-sharing contribution, an employee must: (i) be employed on the last day of the year and be credited with 1000 hours of service during the year; (ii) die or become disabled during the year; or (iii) have attained the early or normal retirement age (as defined in the plan). Senior executive officers of the Bank are not eligible to receive these discretionary contributions. No profit-sharing contribution was made for the year 2022. The Company’s costs related to the 401(k) plan, excluding employee deferrals, in 2022, 2021 and 2020 were $7,045, $11,919 and $17,888, respectively.
Deferred Compensation Plans and Arrangements
The Company maintains two deferred compensation plans: a Deferred Stock Unit Plan and a Deferred Income Plan. Nonemployee directors may defer all or a portion of their retainer; eligible officers may defer base salary and bonus subject to limits determined annually by the Company. Amounts deferred to the Deferred Stock Unit Plan are invested in units representing shares of the Company’s common stock; benefits are paid in the form of common stock, with cash distributed in lieu of fractional shares. Amounts deferred to the Deferred Income Plan are notionally invested in the discretion of each participant from among investment alternatives substantially similar to those available under the Company’s 401(k) plan. Directors and officers who participated in the predecessor to the Deferred Income Plan as of December 31, 2006, may also invest in a preferential interest rate alternative that is derived from the Moody’s Average Corporate Bond Rate. Benefits payable from the Deferred Income Plan equal the account balance of each participant. Beneficiaries of directors and officers who have continuously deferred at rates prescribed by the Company since January 1, 2005, and who die while employed by the Company or serving as a director may receive an additional preretirement death benefit from the Deferred Income Plan.
In connection with the Company’s acquisition of Brand Group Holdings, Inc. (“Brand”), the Company assumed the Brand Group Holdings, Inc. Deferred Compensation Plan. Deferral elections in effect as of the time of acquisition were given effect for compensation earned during 2018; no further deferrals have been or will be made to the plan. Account balances maintained under the plan will be distributed as provided under the terms of the plan and individual participant elections. Pending distribution, balances will be notionally invested by each participant in designated investment alternatives.
The Company’s Deferred Stock Unit and Deferred Income Plan are unfunded. It is anticipated that such plans will result in no additional cost to the Company because life insurance policies on the lives of participants have been purchased in amounts estimated to be sufficient to pay plan benefits. The Company is both the owner and beneficiary of the policies. The expense recorded in 2022, 2021 and 2020 for the Company’s Deferred Stock Unit and Deferred Income Plan, including deferrals, was $1,486, $3,274 and $3,965, respectively.
In 2007, the Company assumed supplemental executive retirement plans (SERPs) in connection with the acquisition of Capital Bancorp, Inc. and its affiliates. The plans are designed to provide four officers specified annual benefits for a 15-year period upon the attainment of a designated retirement age. Liabilities associated with the SERPs totaled $3,523 and $3,679 at December 31, 2022 and 2021, respectively. The plans are not qualified under Section 401 of the Internal Revenue Code.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Employee Benefit and Deferred Compensation Plans (continued)

Incentive Compensation Plans
Under the Company’s Performance Based Rewards Plan, annual cash bonuses are paid to eligible officers and employees, subject to the attainment of designated performance criteria that may relate to the Company’s performance, the performance of an affiliate, region, division or profit center, and/or to individual or team performance. The Company annually sets minimum, target, and superior levels of performance. Minimum performance must be attained for the payment of any bonus; superior performance must be attained for maximum payouts. The expense associated with the plan for 2022, 2021 and 2020 was $9,545, $8,609 and $6,425, respectively.
In 2020, the Company implemented the 2020 Long-Term Incentive Compensation Plan that provides for the grant of stock options and stock appreciation rights and the award of restricted stock and restricted stock units (which replaced the Company’s previous long-term equity incentive compensation plan, under which restricted stock awards remain outstanding).
Options granted under the plan permit the acquisition of shares of the Company’s common stock at an exercise price equal to the fair market value of the shares on the date of grant. Options may be subject to time-based vesting or the attainment of performance criteria; all options expire ten years after the date of grant. Options that do not vest or expire unexercised are forfeited and canceled. Stock appreciation rights may be granted under the plan on terms similar to options. There were no stock options or stock appreciation rights granted during the years ended December 31, 2022, 2021 or 2020. There was no compensation expense (recognized or unrecognized) associated with options for the years ended December 31, 2022, 2021 or 2020.

No options remained outstanding as of December 31, 2021. The following table summarizes information about options outstanding, exercised and forfeited as of and for the years ended December 31, 2021 and 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2020	29,250	$15.86
Granted	—	—
Exercised	(18,750)	16.37
Forfeited	—	—
Outstanding at December 31, 2020	10,500	$14.96	1.00	$191
Exercisable at December 31, 2020	10,500	$14.96	1.00	$191
Granted	—	—
Exercised	(10,500)	14.96
Forfeited	—	—
Outstanding at December 31, 2021	—	$—	0.00	$—
Exercisable at December 31, 2021	—	$—	0.00	$—
The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $262 and $279, respectively. All options that were fully vested and exercisable as of December 31, 2017 have been exercised.
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
In 2022, the Company made performance-based and time-based restricted stock awards; restricted stock units were not awarded. The fair value of each restricted stock award is the closing price of the Company’s common stock on the business day

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Employee Benefit and Deferred Compensation Plans (continued)

immediately preceding the date of the award. For restricted stock awarded under the plan, the Company recorded compensation expense of $11,244, $9,882 and $10,419 for the years ended December 31, 2022, 2021 and 2020, respectively. The following table summarizes the changes in restricted stock as of and for the year ended December 31, 2022:

	Performance- Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Not vested at beginning of year	146,561	$34.67	603,714	$34.48
Awarded	81,308	38.45	324,633	37.20
Vested	(66,566)	35.42	(222,283)	32.81
Forfeited and cancelled	(5,465)	37.26	(25,661)	37.20
Not vested at end of year	155,838	$36.23	680,403	$36.23
Unrecognized stock-based compensation expense related to restricted stock totaled $12,990 at December 31, 2022. As of such date, the weighted average period over which the unrecognized expense is expected to be recognized was approximately 1.97 years.
At December 31, 2022, an aggregate of 2,543,213 shares of Company common stock were available for issuance under the Company’s employee benefit plans of which 982,176 shares were available for issuance under the Company’s 401(k) plan, 145,273 shares were available under the Company’s Deferred Stock Unit Plan, and 1,073,186 shares were available under the Company’s 2020 Long-Term Incentive Compensation Plan.

Note 13 – Derivative Instruments
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Derivative Instruments (continued)

The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

	Balance Sheet	December 31, 2022		December 31, 2021
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$258,646	$11,354	$185,447	$4,711
Interest rate lock commitments	Other Assets	62,901	1,231	310,941	5,304
Forward commitments	Other Assets	84,000	484	280,000	667
Totals		$405,547	$13,069	$776,388	$10,682
Derivative liabilities:
Interest rate contracts	Other Liabilities	$258,646	$11,354	$185,447	$4,711
Interest rate lock commitments	Other Liabilities	19,488	98	19,961	43
Forward commitments	Other Liabilities	73,000	1,198	320,000	736
Totals		$351,134	$12,650	$525,408	$5,490
Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows, as of the dates presented:

	Year Ended December 31,
	2022	2021	2020
Interest rate contracts:
Included in interest income on loans	$2,470	$2,027	$2,051
Interest rate lock commitments:
Included in mortgage banking income	(4,128)	(14,563)	15,249
Forward commitments
Included in mortgage banking income	(645)	5,021	(4,033)
Total	$(2,303)	$(7,515)	$13,267
Derivatives designated as cash flow hedges
Cash flow hedge relationships mitigate exposure to the variability of future cash flow or other forecasted transactions. The Company uses interest rate swap contracts in an effort to manage future interest rate exposure on borrowings. The swap hedging strategy converts the LIBOR-based variable interest rate on the forecasted borrowings to a fixed interest rate. The collar hedging strategy stabilizes interest rate fluctuation by setting both a floor and a cap. The Company entered into an interest rate collar in June 2022 with a 2.25% floor and 4.57% cap. The Company entered into a second interest rate collar in October 2022 with a 2.75% floor and 4.75% cap. As of December 31, 2022, the Company is hedging its exposure to the variability of future cash flows through 2032 and a portion of these hedges are forward starting.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Derivative Instruments (continued)

The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	December 31, 2022		December 31, 2021
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$130,000	$24,514	$100,000	$7,016
Interest rate collars	Other Assets	200,000	464	—	—
Totals		$330,000	$24,978	$100,000	$7,016
Derivative liabilities:
Interest rate swaps	Other Liabilities	$—	$—	$62,000	$2,902
Interest rate collars	Other Liabilities	250,000	746	—	—
Totals		$250,000	$746	$62,000	$2,902
The impact on other comprehensive income for the years ended December 31, 2022, 2021, and 2020, is described in Note 16, “Other Comprehensive Income (Loss).”
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
Derivatives designated as fair value hedges
Fair value hedges protect against changes in the fair value of an asset, liability or firm commitment. The Company enters into interest rate swap agreements to manage interest rate exposure on certain of the Company’s fixed-to-floating rate subordinated notes. The agreements convert the currently-fixed interest rates to LIBOR-based variable interest rates.
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	December 31, 2022		December 31, 2021
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$19,789	$100,000	$5,411
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Year ended December 31,
	Location	2022	2021	2020
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$(14,378)	$(5,202)	$(209)
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$14,378	$5,202	$209

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Derivative Instruments (continued)

The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Long-term debt	$78,881	$93,085	$19,789	$5,411
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Gross amounts recognized	$36,493	$8,007	$22,056	$13,436
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	36,493	8,007	22,056	13,436
Gross amounts not offset in the consolidated balance sheets
Financial instruments	22,056	7,208	22,056	7,208
Financial collateral pledged	—	—	—	6,228
Net amounts	$14,437	$799	$—	$—

Note 14 – Income Taxes
(In Thousands)
Significant components of the provision for income taxes are as follows for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$39,507	$34,629	$30,193
State	3,453	895	3,309
	42,960	35,524	33,502
Deferred
Federal	1,630	9,168	(10,947)
State	650	2,243	(2,715)
	2,280	11,411	(13,662)
	$45,240	$46,935	$19,840

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Income Taxes (continued)

The reconciliation of income taxes computed at the United States federal statutory tax rates to the provision for income taxes is as follows, for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Tax at U.S. statutory rate	$44,375	$46,794	$21,733
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(1,832)	(1,669)	(1,431)
BOLI income	(1,946)	(1,547)	(1,182)
Investment tax credits	(928)	(988)	(1,494)
Amortization of investment in low-income housing tax credits	683	817	1,280
State income tax expense, net of federal benefit	3,241	2,479	469
Other items, net	1,647	1,049	465
	$45,240	$46,935	$19,840
Significant components of the Company’s deferred tax assets and liabilities are as follows for the periods presented:

	December 31,
	2022	2021
Deferred tax assets
Allowance for credit losses	$52,551	$50,712
Loans	2,518	2,855
Deferred compensation	14,447	14,522
Net unrealized losses on securities	70,999	3,545
Impairment of assets	316	392
Net operating loss carryforwards	497	1,211
Investments in partnerships	1,164	890
Lease liabilities under operating leases	14,641	17,106
Other	3,523	3,241
Total deferred tax assets	160,656	94,474
Deferred tax liabilities
Fixed assets	10,342	5,339
Mortgage servicing rights	19,624	20,779
Junior subordinated debt	1,948	2,130
Intangibles	2,702	3,177
Lease right-of-use asset	14,018	16,209
Other	1,614	1,607
Total deferred tax liabilities	50,248	49,241
Net deferred tax assets	$110,408	$45,233
The effective tax rate was 21.78% and 22.41% for the year ended December 31, 2022 and 2021, respectively. The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2020 through 2022. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2020 through 2022.
The Company acquired federal and state net operating losses as part of its previous acquisitions, with varying expiration periods. The federal and state net operating losses acquired in the Brand acquisition were $81,288 and $55,067, respectively, all created in 2018. As part of the 2017 Tax Cuts and Jobs Act and corresponding state tax laws, the federal net operating losses

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Income Taxes (continued)

and the majority of the state net operating losses created by Brand during 2018 have an indefinite carryforward period.  The federal net operating loss related to the Brand acquisition was fully utilized during 2021, while at December 31, 2022, there were state net operating losses without expiration periods of $5,388. The federal and state net operating losses acquired in the Heritage Financial Group, Inc. acquisition were $18,321 and $16,849, respectively, of which $1,101 and $278 remain to be utilized as of December 31, 2022. These losses begin to expire in 2029 and are expected to be fully utilized. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the year ended December 31, 2022.
The table below presents the breakout of net operating losses as of the dates presented.

	December 31,
	2022	2021
Net Operating Losses
Federal	$1,101	$2,065
State	5,666	16,954
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, related to federal and state income tax matters as of December 31 follows below:

	2022	2021	2020
Balance at January 1	$408	$402	$667
Additions based on positions related to current period	65	62	101
Reductions based on positions related to prior period	—	—	(314)
Reductions due to lapse of statute of limitations	(66)	(56)	(52)
Balance at December 31	$407	$408	$402
If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate for 2022 relative to any tax positions taken prior to January 1, 2022. The Company had accrued $17, $15 and $18 for interest and penalties related to unrecognized tax benefits as of December 31, 2022, 2021 and 2020, respectively.

Note 15 – Fair Value Measurements
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
Note 15 – Fair Value Measurements (continued)
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
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
December 31, 2022
Financial assets:
Securities available for sale	$—	$1,533,942	$—	$1,533,942
Total securities available for sale	—	1,533,942	—	1,533,942
Derivative instruments	—	38,047	—	38,047
Mortgage loans held for sale in loans held for sale	—	110,105	—	110,105
Total financial assets	$—	$1,682,094	$—	$1,682,094
Financial liabilities:
Derivative instruments	$—	$33,185	$—	$33,185

	Level 1	Level 2	Level 3	Totals
December 31, 2021
Financial assets:
Securities available for sale:
Trust preferred securities	$—	$—	$—	$—
Other available for sale securities	—	2,386,052	—	2,386,052
Total securities available for sale	—	2,386,052	—	2,386,052
Derivative instruments	—	17,698	—	17,698
Mortgage loans held for sale in loans held for sale	—	453,533	—	453,533
Total financial assets	$—	$2,857,283	$—	$2,857,283
Financial liabilities:
Derivative instruments	$—	$13,803	$—	$13,803
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. There were no such transfers between levels of the fair value hierarchy during the year ended December 31, 2022.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Fair Value Measurements (continued)
The following table provides for the period presented a reconciliation for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs:

Securities available for sale
Trust preferred securities
Balance at January 1, 2021	$9,012
Accretion included in net income	8
Realized losses included in net income, net of premium amortization	2,060
Unrealized losses included in other comprehensive income	941
Sales	(12,021)
Balance at December 31, 2021	$—
For 2022 and 2021, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
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

	Level 1	Level 2	Level 3	Totals
December 31, 2022
Individually evaluated loans, net of allowance for credit losses	$—	$—	$14,732	$14,732
OREO	—	—	1,763	1,763
Total	$—	$—	$16,495	$16,495

	Level 1	Level 2	Level 3	Totals
December 31, 2021
Individually evaluated loans, net of allowance for credit losses	$—	$—	$7,928	$7,928
OREO	—	—	2,540	2,540
Total	$—	$—	$10,468	$10,468
The following methods and assumptions are used by the Company to estimate the fair values of the Company’s assets measured on a nonrecurring basis:
Individually evaluated loans: Loans that do not share similar risk characteristics such that they can be evaluated on a collective (pooled) basis are individually evaluated for credit losses each quarter taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Individually evaluated loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Individually evaluated loans that were measured or re-measured at fair value had a carrying value of $18,288 and $12,939 at December 31, 2022 and December 31, 2021, respectively, and a reserve for these loans of $3,556 and $5,011 was included in the allowance for credit losses for the same periods.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Fair Value Measurements (continued)
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
The following table presents, as of the dates presented, OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets at period-end:

	December 31, 2022	December 31, 2021
Carrying amount prior to remeasurement	$1,842	$2,556
Impairment recognized in results of operations	(79)	(16)
Fair value	$1,763	$2,540
Mortgage servicing rights: The fair value of mortgage servicing rights is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at December 31, 2022 and December 31, 2021. See Note 8, “Mortgage Servicing Rights,” for information about the valuation adjustments to the Company’s mortgage servicing rights.
The following table presents information as of December 31, 2022 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans, net of allowance for credit losses	$14,732	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$1,763	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%
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
Net losses of $9,854 resulting from fair value changes of these mortgage loans were recorded in income during 2022, as compared to net losses of $10,354 in 2021 and net gains of $12,057 in 2020. The amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Fair Value Measurements (continued)
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2022 and December 31, 2021:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2022
Mortgage loans held for sale measured at fair value	$110,105	$108,143	$1,962

December 31, 2021
Mortgage loans held for sale measured at fair value	$453,533	$441,717	$11,816
Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2022
Financial assets
Cash and cash equivalents	$575,992	$575,992	$—	$—	$575,992
Securities held to maturity	1,324,040	—	1,206,540	—	1,206,540
Securities available for sale	1,533,942	—	1,533,942	—	1,533,942
Loans held for sale	110,105	—	110,105	—	110,105
Loans, net	11,386,214	—	—	10,850,181	10,850,181
Mortgage servicing rights	84,448	—	—	122,454	122,454
Derivative instruments	38,047	—	38,047	—	38,047
Financial liabilities
Deposits	$13,486,966	$11,791,526	$1,653,891	$—	$13,445,417
Short-term borrowings	712,232	712,232	—	—	712,232
Junior subordinated debentures	112,042	—	98,754	—	98,754
Subordinated notes	316,091	—	277,500	—	277,500
Derivative instruments	33,185	—	33,185	—	33,185

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Fair Value Measurements (continued)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income (loss), net of tax, were as follows:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2022
Securities available for sale:
Unrealized holding losses on securities	$(285,829)	$(71,478)	$(214,351)
Amortization of unrealized holding losses on securities transferred to the held to maturity category	4,964	1,263	3,701
Total securities available for sale	(280,865)	(70,215)	(210,650)
Derivative instruments:
Unrealized holding gains on derivative instruments	20,118	5,125	14,993
Total derivative instruments	20,118	5,125	14,993
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the period	(4,107)	(1,045)	(3,062)
Amortization of net actuarial loss recognized in net periodic pension cost(2)	167	42	125
Total defined benefit pension and post-retirement benefit plans	(3,940)	(1,003)	(2,937)
Total other comprehensive loss	$(264,687)	$(66,093)	$(198,594)
Year Ended December 31, 2021
Securities available for sale:
Unrealized holding losses on securities	$(51,470)	$(13,099)	$(38,371)
Reclassification adjustment for gains realized in net income(1)	(2,170)	(552)	(1,618)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(73)	(19)	(54)
Total securities available for sale	(53,713)	(13,670)	(40,043)
Derivative instruments:
Unrealized holding gains on derivative instruments	10,848	2,761	8,087
Reclassification adjustment for gains realized in net income related to swap termination	(4,676)	(1,190)	(3,486)
Total derivative instruments	6,172	1,571	4,601
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the period	(356)	(92)	(264)
Amortization of net actuarial loss recognized in net periodic pension cost(2)	262	67	195
Total defined benefit pension and post-retirement benefit plans	(94)	(25)	(69)
Total other comprehensive loss	$(47,635)	$(12,124)	$(35,511)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Other Comprehensive Income (Loss) (continued)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2020
Securities available for sale:
Unrealized holding gains on securities	$27,788	$7,071	$20,717
Reclassification adjustment for gains realized in net income(1)	(46)	(12)	(34)
Total securities available for sale	27,742	7,059	20,683
Derivative instruments:
Unrealized holding gains on derivative instruments	923	235	688
Reclassification adjustment for losses realized in net income related to swap termination	2,040	519	1,521
Total derivative instruments	2,963	754	2,209
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	1,069	272	797
Reclassification adjustment for settlement loss related to the VERP realized in net income(3)	567	145	422
New prior service cost(3)	(485)	(123)	(362)
Amortization of net actuarial loss recognized in net periodic pension cost(2)	259	66	193
Amortization of prior service cost(3)	485	123	362
Total defined benefit pension and post-retirement benefit plans	1,895	483	1,412
Total other comprehensive income	$32,600	$8,296	$24,304
(1) Included in Net gains (losses) on sales of securities in the Consolidated Statements of Income
(2) Included in Salaries and employee benefits in the Consolidated Statements of Income
(3) Included in Restructuring charges in the Consolidated Statements of Income
The accumulated balances for each component of other comprehensive income (loss), net of tax, at December 31 were as follows:

	2022	2021	2020
Unrealized (losses) gains on securities	$(219,766)	$(9,116)	$42,246
Non-credit related portion of other-than-temporary impairment on securities	—	—	(11,319)
Unrealized gains (losses) on derivative instruments	18,956	3,963	(638)
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(8,227)	(5,290)	(5,221)
Total accumulated other comprehensive (loss) income	$(209,037)	$(10,443)	$25,068

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 17 – Net Income Per Common Share
(In Thousands, Except Share Data)
Basic and diluted net income per common share calculations are as follows for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Basic
Net income applicable to common stock	$166,068	$175,892	$83,651
Average common shares outstanding	55,904,579	56,114,666	56,270,566
Net income per common share—basic	$2.97	$3.13	$1.49
Diluted
Net income applicable to common stock	$166,068	$175,892	$83,651
Average common shares outstanding	55,904,579	56,114,666	56,270,566
Effect of dilutive stock-based compensation	309,651	309,818	197,599
Average common shares outstanding—diluted	56,214,230	56,424,484	56,468,165
Net income per common share—diluted	$2.95	$3.12	$1.48
Outstanding stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Year Ended
	December 31,
	2022	2021	2020
Number of shares	9,250	—	245,146

Note 18 – Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk
(In Thousands)
Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2022 were $3,577,614 and $98,357, respectively, compared to $3,104,940 and $89,830, respectively, at December 31, 2021.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 19 – Restrictions on Cash, Securities, Bank Dividends, Loans or Advances
(In Thousands)
In March 2020, the Federal Reserve announced that effective March 26, 2020 the reserve requirement would be reduced to zero to support the flow of credit to households and businesses in response to the economic environment caused by the COVID-19 pandemic. The reserve requirement has remained at zero since that time.
The Company’s balance of FHLB stock, which is carried at amortized cost, at December 31, 2022 and 2021, was $36,079 and $8,272, respectively. The required investment for the same time period was $35,417 and $5,984, respectively.
The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance (the “DBCF”). In addition, the FDIC has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends. Accordingly, the approval of the DBCF is required prior to Renasant Bank paying dividends to the Company, and under certain circumstances the approval of the FDIC may be required. At December 31, 2022, the Bank’s earned surplus exceeded the Bank’s capital stock by more than ten times.
In addition to the FDIC and DBCF restrictions on dividends payable by the Bank to the Company, the Federal Reserve provided guidance on the criteria that it will use to evaluate the request by a bank holding company to pay dividends in an aggregate amount that will exceed the company’s earnings for the period in which the dividends will be paid, which did not apply to the Company in 2022 or 2021. For purposes of this analysis, “dividend” includes not only dividends on preferred and common equity but also dividends on debt underlying trust preferred securities and other Tier 1 capital instruments. The Federal Reserve’s criteria evaluates whether the holding company (1) has net income over the past four quarters sufficient to fully fund the proposed dividend (taking into account prior dividends paid during this period), (2) is considering stock repurchases or redemptions in the quarter, (3) does not have a concentration in commercial real estate and (4) is in good supervisory condition, based on its overall condition and its asset quality risk. A holding company not meeting these criteria will require more in-depth consultations with the Federal Reserve.
Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2022, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $178,131. The Company also maintains a $3,000 line of credit collateralized by cash with the Bank. As of December 31, 2022, no loans from the Bank to the Company were outstanding.

Note 20 – Regulatory Matters
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
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications (which include the “capital conservation buffer” discussed below):

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 20 – Regulatory Matters (continued)

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of December 31:

	2022		2021
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,481,197	9.36%	$1,422,077	9.15%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,372,747	10.21%	1,314,295	11.18%
Tier 1 Capital to Risk-Weighted Assets	1,481,197	11.01%	1,422,077	12.10%
Total Capital to Risk-Weighted Assets	1,968,001	14.63%	1,897,167	16.14%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,630,389	10.30%	$1,580,904	10.18%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,630,389	12.10%	1,580,904	13.46%
Tier 1 Capital to Risk-Weighted Assets	1,630,389	12.10%	1,580,904	13.46%
Total Capital to Risk-Weighted Assets	1,781,312	13.22%	1,697,163	14.44%
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
Note 21 – Segment Reporting
(In Thousands)
The operations of the Company’s reportable segments are described as follows:
•The Community Banks segment delivers a complete range of banking and financial services to individuals and small to medium-size businesses including checking and savings accounts, business and personal loans, asset-based lending, factoring and equipment leasing, as well as safe deposit and night depository facilities.
•The Insurance segment includes a full service insurance agency offering all major lines of commercial and personal insurance through major carriers.
•The Wealth Management segment, through the Trust division, offers a broad range of fiduciary services including the administration (as trustee or in other fiduciary or representative capacities) of benefit plans, management of trust accounts, inclusive of personal and corporate benefit accounts and custodial accounts, as well as accounting and money management for trust accounts. In addition, the Wealth Management segment, through the Financial Services division, provides specialized products and services to customers, which include fixed and variable annuities, mutual funds and other investment services through a third party broker-dealer. The Financial Services division also provides administrative and compliance services for certain mutual funds.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 21 – Segment Reporting (continued)

The following table provides financial information for the Company’s operating segments as of and for the years ended December 31, 2022, 2021 and 2020:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
2022
Net interest income	$498,673	$619	$2,793	$(20,787)	$481,298
Provision for credit losses	23,788	—	—	—	23,788
Noninterest income	114,263	11,821	24,839	(1,670)	149,253
Noninterest expense	366,767	8,442	18,664	1,582	395,455
Income before income taxes	222,381	3,998	8,968	(24,039)	211,308
Income taxes	50,425	1,046	—	(6,231)	45,240
Net income (loss)	$171,956	$2,952	$8,968	$(17,808)	$166,068
Total assets	$16,882,534	$37,567	$75,383	$(7,308)	$16,988,176
Goodwill	988,941	2,767	—	—	991,708
2021
Net interest income	$437,435	$454	$1,657	$(15,545)	$424,001
Recovery for credit losses	(1,668)	—	—	—	(1,668)
Noninterest income	195,214	11,370	22,185	(1,785)	226,984
Noninterest expense	404,066	8,060	16,475	1,225	429,826
Income before income taxes	230,251	3,764	7,367	(18,555)	222,827
Income taxes	50,749	981	—	(4,795)	46,935
Net income (loss)	$179,502	$2,783	$7,367	$(13,760)	$175,892
Total assets	$16,694,710	$33,544	$65,015	$17,042	$16,810,311
Goodwill	936,916	2,767	—	—	939,683
2020
Net interest income	$437,101	$566	$1,658	$(12,528)	$426,797
Provision for credit losses	86,850	—	—	—	86,850
Noninterest income	208,721	10,403	18,061	(1,653)	235,532
Noninterest expense	448,475	7,751	14,940	822	471,988
Income before income taxes	110,497	3,218	4,779	(15,003)	103,491
Income taxes	22,892	837	—	(3,889)	19,840
Net income (loss)	$87,605	$2,381	$4,779	$(11,114)	$83,651
Total assets	$14,814,726	$30,375	$71,266	$13,245	$14,929,612
Goodwill	936,916	2,767	—	—	939,683

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 22 – Renasant Corporation (Parent Company Only) Condensed Financial Information
(In Thousands)
Balance Sheets

	December 31,
	2022	2021
Assets
Cash and cash equivalents(1)	$167,727	$184,426
Investments	—	2,009
Investment in bank subsidiary(2)	2,391,721	2,477,917
Accrued interest receivable on bank balances(2)	3	4
Other assets	28,468	28,751
Total assets	$2,587,919	$2,693,107
Liabilities and shareholders’ equity
Junior subordinated debentures	$112,042	$111,373
Subordinated notes	316,091	359,419
Other liabilities	23,770	12,462
Shareholders’ equity	2,136,016	2,209,853
Total liabilities and shareholders’ equity	$2,587,919	$2,693,107
(1)Eliminates in consolidation, with the exception of $1,889 and $1,857, in 2022 and 2021, respectively, pledged for collateral and held at non-subsidiary bank
(2)Eliminates in consolidation
Statements of Income

	Year Ended December 31,
	2022	2021	2020
Income
Dividends from bank subsidiary(1)	$68,114	$80,965	$81,443
Interest income from bank subsidiary(1)	5	7	9
Other dividends	134	80	93
Other income	85	32	74
Total income	68,338	81,084	81,619
Expenses	24,264	18,661	15,179
Income before income tax benefit and equity in undistributed net income of bank subsidiary	44,074	62,423	66,440
Income tax benefit	(6,231)	(4,795)	(3,889)
Equity in undistributed net income of bank subsidiary(1)	115,763	108,674	13,322
Net income	$166,068	$175,892	$83,651
(1)Eliminates in consolidation

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 22 – Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$166,068	$175,892	$83,651
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of bank subsidiary	(115,763)	(108,674)	(13,322)
Amortization/depreciation	1,478	891	692
Increase (decrease) in other assets	284	(5,628)	(256)
Increase in other liabilities	9,225	6,952	10,932
Net cash provided by operating activities	61,292	69,433	81,697
Investing activities
Purchases of securities available for sale	—	—	(6,104)
Sales and maturities of securities and available for sale	2,000	5,100	541
Other investing activities	—	(100,000)	—
Net cash (used in) provided by investing activities	2,000	(94,900)	(5,563)
Financing activities
Cash paid for dividends	(49,991)	(50,017)	(50,134)
Repurchase of shares in connection with stock repurchase program	—	(21,315)	(24,569)
Repayment of long-term debt	(30,000)	(45,000)	—
Proceeds from issuance of long-term debt	—	197,061	98,266
Net cash (used in) provided by financing activities	(79,991)	80,729	23,563
(Decrease) increase in cash and cash equivalents	(16,699)	55,262	99,697
Cash and cash equivalents at beginning of year	184,426	129,164	29,467
Cash and cash equivalents at end of year	$167,727	$184,426	$129,164
Note 23 – Leases
(In Thousands)

The Company enters into leases in both lessor and lessee capacities.

Lessor Arrangements
As of December 31, 2022 and 2021, the net investment in these leases was $44,049 and $24,979, comprised of $37,301 and $19,646 in lease receivables, $12,875 and $8,323 in residual balances and $6,127 and $2,990 in deferred income, respectively. In order to mitigate potential exposure to residual asset risk, the Company utilizes first amendment or terminal rental adjustment clause leases.

For the twelve months ended December 31, 2022 and 2021, the Company generated $903 and $698 in income from these leases, respectively, which is included in interest income on loans on the Consolidated Statements of Income.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 23 – Leases (continued)

The maturities of the lessor arrangements outstanding at December 31, 2022 is presented in the table below.

2023	$476
2024	810
2025	995
2026	1,254
2027	8,289
Thereafter	32,225
Total lease receivables	$44,049
Lessee Arrangements
As of December 31, 2022 and 2021, right-of-use assets totaled $54,930 and $63,547 and lease liabilities totaled $57,369 and $67,067, respectively. The table below provides the components of lease cost and supplemental information for the periods presented.

	Year ended December 31,
	2022	2021
Operating lease cost (cost resulting from lease payments)	$7,847	$8,868
Short-term lease cost	29	93
Variable lease cost (cost excluded from lease payments)	1,056	1,195
Sublease income	(624)	(658)
Net lease cost	$8,308	$9,498
Operating lease - operating cash flows (fixed payments)	9,528	8,666
Operating lease - operating cash flows (liability reduction)	7,789	6,640
Weighted average lease term - operating leases (in years) (at period end)	17.96	17.25
Weighted average discount rate - operating leases (at period end)	3.02%	3.01%

Right-of-use assets obtained in exchange for new lease liabilities - operating leases	$3,475	$8,142

The maturities of the lessee arrangements outstanding at December 31, 2022 are presented in the table below.

2023	$7,342
2024	6,320
2025	5,207
2026	4,758
2027	4,156
Thereafter	48,292
Total undiscounted cash flows	76,075
Discount on cash flows	18,706
Total operating lease liabilities	$57,369
Rental expense was $7,623, $8,298, and $10,044 for 2022, 2021, and 2020, respectively.

For more information on lease accounting, see Note 1, “Significant Accounting Policies” and on lease financing receivables, see Note 3, “Loans.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based upon their evaluation as of December 31, 2022, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change to internal control over financial reporting during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
The information appearing under the heading “Executive Officers” in the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders is incorporated herein by reference.
Code of Ethics
The Company has adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer, among others. The Company’s Code of Ethics is available on its website at www.renasant.com by clicking on “Corporate Governance,” then “Documents, Charters & Selected Policies” and then “Code of Business Conduct and Ethics.” Any person may request a free copy of the Code of Business Conduct and Ethics from the Company by sending a request to the following address: Renasant Corporation, 209 Troy Street, Tupelo, Mississippi, 38804-4827, Attention: General Counsel. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Business Conduct and Ethics by posting such information on its website, at the address specified above.

Directors of the Company, Shareholder Recommendations of Director Candidates, and Audit Committee Members
The information appearing under the headings “Corporate Governance and the Board of Directors” and “Board Members and Compensation - Members of the Board of Directors” in the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information appearing under the headings “Proxy Summary - Compensation and Pay-for-Performance,” “Corporate Governance and the Board of Directors - Role of the Board in Risk Oversight,” “Board Members and Compensation - Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Tables” in the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information

There were no options, warrants or rights outstanding under plans approved by our shareholders and plans or arrangements that were not approved by our shareholders, as of December 31, 2022. These plans and arrangements are:
•Shareholder-Approved Plans: We have two shareholder-approved equity compensation plans: (1) the 2020 Long-Term Incentive Compensation Plan (the “2020 LTIP”) and (2) the 2011 Long-Term Incentive Compensation Plan, which expired on April 19, 2021 but under which the Company ceased making grants or other awards upon our shareholders’ approval of the 2020 LTIP on April 27, 2020. The 2020 LTIP authorizes the Company to make grants and awards of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, officers and employees designated for participation in the plan. As of December 31, 2022, an aggregate of 836,241 shares of unvested restricted stock remained outstanding under both plans, while there were no options or other securities outstanding under either plan as of such date.
•Non-Shareholder Approved Plans and Arrangements: The only equity compensation plan or arrangement currently in force that was not approved by our shareholders is our Deferred Stock Unit Plan (the “DSU Plan”). Under this plan, deferred compensation is used to “purchase” units representing shares of our common stock at fair market value. An aggregate of 467,500 shares of Company common stock are reserved for issuance; as of December 31, 2022, units representing an aggregate of 322,226 shares of common stock have been allocated to accounts, some of which has been distributed in the form of common stock. From time to time, the Company enters into employment agreements which may include commitments by the Company to make awards of equity under the Company’s long-term incentive compensation plans, either stated in terms of a fixed number of shares or a percentage of the employee’s base compensation.
The table below reports shares remaining available for issuance under our equity compensation plans:

	Equity Compensation Plan Information (at December 31, 2022)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders	—	—	1,073,186
Equity compensation plans not approved by security holders	—	—	145,273
Total	—	—	1,218,459
(1)Does not take into account units allocated under the DSU Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the heading “Corporate Governance and the Board of Directors” in the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information appearing under the heading “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2022, 2021 and 2020 are included in Part II, Item 8, Financial Statements and Supplementary Data, in this report:

(i)	Report on Management’s Assessment of Internal Control over Financial Reporting
(ii)	Reports of Independent Registered Public Accounting Firm
(iii)	Consolidated Balance Sheets – December 31, 2022 and 2021
(iv)	Consolidated Statements of Income – Years ended December 31, 2022, 2021 and 2020
(v)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2022, 2021 and 2020
(vi)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2022, 2021 and 2020
(vii)	Consolidated Statements of Cash Flows – Years ended December 31, 2022, 2021 and 2020
(viii)	Notes to Consolidated Financial Statements

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

(4)(xi)	Form of 5.0% Fixed-to-Floating Subordinated Note due 2026 (included in exhibit (4)(vi)).

(4)(xii)	Form of 5.50% Fixed-to-Floating Subordinated Note due 2031 (included in exhibit (4)(vii)).

(4)(xiii)	Form of 4.50% Fixed-to-Floating Rate Subordinated Note due 2035 (included in exhibit (4)(viii)).

(4)(xiv)	Form of 3.00% Fixed-to-Floating Rate Subordinated Note due 2031 (included in exhibit (4)(x)).

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
Form of Time-Based Restricted Stock Award Agreement under the Renasant Corporation 2020 Long Term Equity Incentive Compensation Plan, filed as exhibit (10)(xxx) to the Form 10-K of the Company filed with the Commission on February 25, 2022 and incorporated herein by reference.*

(10)(xxxi)
Form of Performance-Based Restricted Stock Award Letter under the Renasant Corporation 2020 Long Term Equity Incentive Compensation Plan, filed as exhibit (10)(xxxi) to the Form 10-K of the Company filed with the Commission on February 25, 2022 and incorporated herein by reference.*

(10)(xxxii)
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

(21)	Subsidiaries of the Company

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements.

(104)	The cover page of Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

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

RENASANT CORPORATION

Date:	February 24, 2023	by:	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 24, 2023	by:	/s/ James C. Mabry IV
James C. Mabry IV
Chief Financial Officer
(Principal Financial Officer)

Date:	February 24, 2023	by:	/s/ Kelly W. Hutcheson
Kelly W. Hutcheson
Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 24, 2023	by:	/s/ Gary D. Butler
Gary D. Butler
Director

Date:	February 24, 2023	by:	/s/ Donald Clark, Jr.
Donald Clark, Jr.
Director

Date:	February 24, 2023	by:	/s/ John M. Creekmore
John M. Creekmore
Vice Chairman of the Board and Director

Date:	February 24, 2023	by:	/s/ Albert J. Dale, III
Albert J. Dale, III
Director

Date:	February 24, 2023	by:	/s/ Jill V. Deer
Jill V. Deer
Director

Date:	February 24, 2023	by:	/s/ Connie L. Engel
Connie L. Engel
Director

S-1

Date:	February 24, 2023	by:	/s/ John T. Foy
John T. Foy
Director

Date:	February 24, 2023	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date:	February 24, 2023	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date:	February 24, 2023	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board and Director

Date:	February 24, 2023	by:	/s/ Michael D. Shmerling
Michael D. Shmerling
Director

Date:	February 24, 2023	by:	/s/ Sean M. Suggs
Sean M. Suggs
Director

Date:	February 24, 2023	by:	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
Director, President and
Chief Executive Officer
(Principal Executive Officer)

S-2