Form 10-Q
period 2023-03-31
RENASANT CORP
filed 2023-05-08
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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

As of April 30, 2023, 56,092,901 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$193,818	$193,513
Interest-bearing balances with banks	653,879	382,479
Cash and cash equivalents	847,697	575,992
Securities held to maturity (net of allowance for credit losses of $32 at each of March 31, 2023 and December 31, 2022) (fair value of $1,204,079 and $1,206,540, respectively)	1,300,240	1,324,040
Securities available for sale, at fair value	1,507,907	1,533,942
Loans held for sale, at fair value	159,318	110,105
Loans held for investment, net of unearned income	11,766,425	11,578,304
Allowance for credit losses on loans	(195,292)	(192,090)
Loans, net	11,571,133	11,386,214
Premises and equipment, net	287,006	283,595
Other real estate owned, net	4,818	1,763
Goodwill	991,665	991,708
Other intangible assets, net	22,750	24,176
Bank-owned life insurance	375,572	373,808
Mortgage servicing rights	85,039	84,448
Other assets	320,938	298,385
Total assets	$17,474,083	$16,988,176
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$4,244,877	$4,558,756
Interest-bearing	9,667,142	8,928,210
Total deposits	13,912,019	13,486,966
Short-term borrowings	732,057	712,232
Long-term debt	431,111	428,133
Other liabilities	211,596	224,829
Total liabilities	15,286,783	14,852,160
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 56,073,658 and 55,953,104 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost – 3,223,067 and 3,343,621 shares, respectively	(107,559)	(111,577)
Additional paid-in capital	1,299,458	1,302,422
Retained earnings	891,242	857,725
Accumulated other comprehensive loss, net of taxes	(192,324)	(209,037)
Total shareholders’ equity	2,187,300	2,136,016
Total liabilities and shareholders’ equity	$17,474,083	$16,988,176
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended
	March 31,
	2023	2022
Interest income
Loans	$163,524	$98,692
Securities
Taxable	13,253	8,934
Tax-exempt	1,838	1,901
Other	5,430	664
Total interest income	184,045	110,191
Interest expense
Deposits	32,866	5,637
Borrowings	15,404	4,925
Total interest expense	48,270	10,562
Net interest income	135,775	99,629
Provision for credit losses on loans	7,960	1,500
Net interest income after provision for credit losses	127,815	98,129
Noninterest income
Service charges on deposit accounts	9,120	9,562
Fees and commissions	4,676	3,982
Insurance commissions	2,446	2,554
Wealth management revenue	5,140	5,924
Mortgage banking income	8,517	9,633
BOLI income	3,003	2,153
Other	4,391	3,650
Total noninterest income	37,293	37,458
Noninterest expense
Salaries and employee benefits	69,832	62,239
Data processing	3,633	4,263
Net occupancy and equipment	11,405	11,276
Other real estate owned	30	(241)
Professional fees	3,467	3,151
Advertising and public relations	4,686	4,059
Intangible amortization	1,426	1,366
Communications	1,980	2,027
Merger and conversion related expenses	—	687
Restructuring charges	—	(455)
Other	11,249	5,733
Total noninterest expense	107,708	94,105
Income before income taxes	57,400	41,482
Income taxes	11,322	7,935
Net income	$46,078	$33,547
Basic earnings per share	$0.82	$0.60
Diluted earnings per share	$0.82	$0.60
Cash dividends per common share	$0.22	$0.22
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$46,078	$33,547
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding gains (losses) on securities	15,531	(100,462)
Amortization of unrealized holding losses (gains) on securities transferred to the held to maturity category	2,328	(74)
Total securities available for sale	17,859	(100,536)
Derivative instruments:
Unrealized holding (losses) gains on derivative instruments	(1,232)	6,379
Total derivative instruments	(1,232)	6,379
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	86	31
Total defined benefit pension and post-retirement benefit plans	86	31
Other comprehensive income (loss), net of tax	16,713	(94,126)
Comprehensive income (loss)	$62,791	$(60,579)

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three Months Ended March 31, 2023	Shares	Amount
Balance at January 1, 2023	55,953,104	$296,483	$(111,577)	$1,302,422	$857,725	$(209,037)	$2,136,016
Net income	—	—	—	—	46,078	—	46,078
Other comprehensive income	—	—	—	—	—	16,713	16,713
Comprehensive income							62,791
Cash dividends ($0.22 per share)	—	—	—	—	(12,561)	—	(12,561)
Issuance of common stock for stock-based compensation awards	120,554	—	4,018	(6,409)	—	—	(2,391)
Stock-based compensation expense	—	—	—	3,445	—	—	3,445
Balance at March 31, 2023	56,073,658	$296,483	$(107,559)	$1,299,458	$891,242	$(192,324)	$2,187,300

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended March 31, 2022	Shares	Amount
Balance at January 1, 2022	55,756,233	$296,483	$(118,027)	$1,300,192	$741,648	$(10,443)	$2,209,853
Net income	—	—	—	—	33,547	—	33,547
Other comprehensive loss	—	—	—	—	—	(94,126)	(94,126)
Comprehensive loss							(60,579)
Cash dividends ($0.22 per share)	—	—	—	—	(12,505)	—	(12,505)
Issuance of common stock for stock-based compensation awards	124,433	—	3,977	(6,442)	—	—	(2,465)
Stock-based compensation expense	—	—	—	3,338	—	—	3,338
Balance at March 31, 2022	55,880,666	$296,483	$(114,050)	$1,297,088	$762,690	$(104,569)	$2,137,642

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$46,078	$33,547
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,960	1,500
Depreciation, amortization and accretion	9,237	12,804
Deferred income tax expense	2,667	4,649
Funding of mortgage loans held for sale	(258,946)	(595,046)
Proceeds from sales of mortgage loans held for sale	212,755	769,797
Gains on sales of mortgage loans held for sale	(4,769)	(6,047)
Losses (gains) on sales of premises and equipment	2	(3)
Stock-based compensation expense	3,445	3,338
(Increase) decrease in other assets	(10,945)	5,746
Decrease in other liabilities	(14,866)	(24,469)
Net cash (used in) provided by operating activities	(7,382)	205,816
Investing activities
Purchases of securities available for sale	—	(285,635)
Proceeds from call/maturities of securities available for sale	45,342	128,155
Purchases of securities held to maturity	—	(79,434)
Proceeds from call/maturities of securities held to maturity	25,424	7,620
Net increase in loans	(195,617)	(264,251)
Purchases of premises and equipment	(8,237)	(2,030)
Proceeds from sales of premises and equipment	—	100
Purchase of bank-owned life insurance	—	(80,000)
Net change in FHLB stock	(22,130)	(422)
Proceeds from sales of other assets	647	956
Net cash paid in acquisition of businesses	—	(10,066)
Other, net	1,340	207
Net cash used in investing activities	(153,231)	(584,800)
Financing activities
Net decrease in noninterest-bearing deposits	(313,879)	(11,868)
Net increase in interest-bearing deposits	738,933	97,041
Net increase in short-term borrowings	19,825	67,852
Repayment of long-term debt	—	(32,008)
Cash paid for dividends	(12,561)	(12,505)
Net cash provided by financing activities	432,318	108,512
Net increase (decrease) in cash and cash equivalents	271,705	(270,472)
Cash and cash equivalents at beginning of period	575,992	1,877,965
Cash and cash equivalents at end of period	$847,697	$1,607,493

Supplemental disclosures
Cash paid for interest	$41,239	$10,324
Cash paid for income taxes	$17,443	$6,195
Noncash transactions:
Transfers of loans to other real estate owned	$3,623	$200
Recognition of operating right-of-use assets	$531	$30
Recognition of operating lease liabilities	$531	$30

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
In September 2022, the Bank formed Renasant Capital Funding Corporation (the “REIT”), which is intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The REIT will purchase from the Bank, either by assignment or participation, eligible loans collateralized by real estate located in Georgia and Florida, which allows for more effective monitoring of the loans and better managing liquidity related to such real estate assets. The arrangement provides tax benefits in certain states in which the Company operates.
The Bank acquired Republic Business Credit, a factoring and asset-based lending company headquartered in New Orleans, Louisiana (“RBC”), effective December 30, 2022.
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 24, 2023.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material.

Impact of Recently-Issued Accounting Standards and Pronouncements:
In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU 2022-02 was effective on January 1, 2023. The adoption of this accounting pronouncement had no impact on the Company’s financial statements aside from additional and revised disclosures.
In March 2023, FASB issued ASU 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”), which permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 will be effective on January 1, 2024. Early adoption is permitted, including in an interim period. The adoption of this accounting pronouncement will have no impact on the Company’s historical financial statements but could influence the Company’s decisions with respect to investments in certain tax credits prospectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented in the tables below.

There was no allowance for credit losses allocated to any of the Company’s available for sale securities as of March 31, 2023 or December 31, 2022.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Obligations of other U.S. Government agencies and corporations	$170,000	$—	$(4,110)	$165,890
Obligations of states and political subdivisions	149,646	377	(6,866)	143,157
Residential mortgage backed securities:
Government agency mortgage backed securities	487,834	77	(45,812)	442,099
Government agency collateralized mortgage obligations	589,560	—	(95,044)	494,516
Commercial mortgage backed securities:
Government agency mortgage backed securities	11,128	—	(900)	10,228
Government agency collateralized mortgage obligations	207,032	—	(24,236)	182,796
Other debt securities	73,051	15	(3,845)	69,221
	$1,688,251	$469	$(180,813)	$1,507,907

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Obligations of other U.S. Government agencies and corporations	$170,000	$—	$(5,340)	$164,660
Obligations of states and political subdivisions	154,066	204	(9,368)	144,902
Residential mortgage backed securities:
Government agency mortgage backed securities	508,415	37	(52,036)	456,416
Government agency collateralized mortgage obligations	605,033	—	(103,864)	501,169
Commercial mortgage backed securities:
Government agency mortgage backed securities	11,166	—	(1,053)	10,113
Government agency collateralized mortgage obligations	211,435	—	(25,589)	185,846
Other debt securities	74,885	—	(4,049)	70,836
	$1,735,000	$241	$(201,299)	$1,533,942

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Obligations of states and political subdivisions	$290,983	$91	$(38,774)	$252,300
Residential mortgage backed securities
Government agency mortgage backed securities	470,833	—	(19,656)	451,177
Government agency collateralized mortgage obligations	415,243	—	(25,330)	389,913
Commercial mortgage backed securities:
Government agency mortgage backed securities	17,001	—	(2,931)	14,070
Government agency collateralized mortgage obligations	45,144	—	(6,321)	38,823
Other debt securities	61,068	—	(3,272)	57,796
	$1,300,272	$91	$(96,284)	$1,204,079
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$1,300,240

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Obligations of states and political subdivisions	$291,886	$17	$(48,325)	$243,578
Residential mortgage backed securities
Government agency mortgage backed securities	483,560	—	(24,432)	459,128
Government agency collateralized mortgage obligations	423,315	—	(30,706)	392,609
Commercial mortgage backed securities:
Government agency mortgage backed securities	17,006	—	(3,261)	13,745
Government agency collateralized mortgage obligations	45,430	—	(6,559)	38,871
Other debt securities	62,875	—	(4,266)	58,609
	$1,324,072	$17	$(117,549)	$1,206,540
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$1,324,040

There were no securities sold during the three months ended March 31, 2023 or 2022.

At March 31, 2023 and December 31, 2022, securities with a carrying value of $879,751 and $824,417, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $15,549 and $18,184 were pledged as collateral for short-term borrowings and derivative instruments at March 31, 2023 and December 31, 2022, respectively.
The amortized cost and fair value of securities at March 31, 2023 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$150	$150	$10,205	$10,201
Due after one year through five years	3,323	3,174	231,194	226,806
Due after five years through ten years	63,319	56,205	90,554	85,065
Due after ten years	224,191	192,771	51,463	47,748
Residential mortgage backed securities:
Government agency mortgage backed securities	470,833	451,177	487,834	442,099
Government agency collateralized mortgage obligations	415,243	389,913	589,560	494,516
Commercial mortgage backed securities:
Government agency mortgage backed securities	17,001	14,070	11,128	10,228
Government agency collateralized mortgage obligations	45,144	38,823	207,032	182,796
Other debt securities	61,068	57,796	9,281	8,448
	$1,300,272	$1,204,079	$1,688,251	$1,507,907

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the age of gross unrealized losses and fair value by investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
March 31, 2023
Obligations of other U.S. Government agencies and corporations	5	$165,890	$(4,110)	—	$—	$—	5	$165,890	$(4,110)
Obligations of states and political subdivisions	39	38,653	(248)	41	81,072	(6,618)	80	119,725	(6,866)
Residential mortgage backed securities:
Government agency mortgage backed securities	63	128,869	(4,799)	62	309,322	(41,013)	125	438,191	(45,812)
Government agency collateralized mortgage obligations	4	30,958	(728)	48	463,558	(94,316)	52	494,516	(95,044)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	395	(1)	3	9,833	(899)	4	10,228	(900)
Government agency collateralized mortgage obligations	7	33,579	(836)	28	149,217	(23,400)	35	182,796	(24,236)
Other debt securities	15	35,768	(1,177)	9	23,608	(2,668)	24	59,376	(3,845)
Total	134	$434,112	$(11,899)	191	$1,036,610	$(168,914)	325	$1,470,722	$(180,813)
December 31, 2022
Obligations of other U.S. Government agencies and corporations	5	$164,660	$(5,340)	—	$—	$—	5	$164,660	$(5,340)
Obligations of states and political subdivisions	84	$96,939	$(4,869)	11	$33,038	$(4,499)	95	$129,977	$(9,368)
Residential mortgage backed securities:
Government agency mortgage backed securities	97	214,516	(15,115)	29	237,970	(36,921)	126	452,486	(52,036)
Government agency collateralized mortgage obligations	16	109,753	(8,552)	36	391,416	(95,312)	52	501,169	(103,864)
Commercial mortgage backed securities:
Government agency mortgage backed securities	4	10,114	(1,053)	—	—	—	4	10,114	(1,053)
Government agency collateralized mortgage obligations	16	67,026	(3,828)	21	118,821	(21,760)	37	185,847	(25,588)
Other debt securities	25	63,423	(3,167)	1	7,412	(883)	26	70,835	(4,050)
Total	247	$726,431	$(41,924)	98	$788,657	$(159,375)	345	$1,515,088	$(201,299)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
March 31, 2023
Obligations of states and political subdivisions	1	$440	$—	127	$247,694	$(38,774)	128	$248,134	$(38,774)
Residential mortgage backed securities:
Government agency mortgage backed securities	2	42,422	(751)	68	408,755	(18,905)	70	451,177	(19,656)
Government agency collateralized mortgage obligations	2	51,648	(1,622)	16	338,265	(23,708)	18	389,913	(25,330)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	1	14,069	(2,931)	1	14,069	(2,931)
Government agency collateralized mortgage obligations	2	7,656	(623)	7	31,167	(5,698)	9	38,823	(6,321)
Other debt securities	1	23,156	(625)	9	34,639	(2,647)	10	57,795	(3,272)
Total	8	$125,322	$(3,621)	228	$1,074,589	$(92,663)	236	$1,199,911	$(96,284)
December 31, 2022
Obligations of states and political subdivisions	105	$191,442	$(35,871)	24	$49,697	$(12,454)	129	$241,139	$(48,325)
Residential mortgage backed securities:
Government agency mortgage backed securities	8	94,258	(4,186)	62	364,870	(20,246)	70	459,128	(24,432)
Government agency collateralized mortgage obligations	4	98,912	(5,479)	14	293,698	(25,227)	18	392,610	(30,706)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	13,745	(3,261)	—	—	—	1	13,745	(3,261)
Government agency collateralized mortgage obligations	2	7,651	(626)	7	31,220	(5,933)	9	38,871	(6,559)
Other debt securities	2	42,567	(2,013)	8	16,042	(2,253)	10	58,609	(4,266)
Total	122	$448,575	$(51,436)	115	$755,527	$(66,113)	237	$1,204,102	$(117,549)

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

The Company does not currently intend to sell any securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period longer than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. Based upon its review of securities with unrealized losses as of March 31, 2023, the Company determined that all such losses resulted from factors not deemed credit related. As such, the Company did not record any impairment for the first three months of 2023.

The allowance for credit losses on held to maturity securities was $32 at March 31, 2023 and December 31, 2022. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by third party ratings agencies. Updated investment grades are obtained as they become available from agencies. As of March 31, 2023, 99.99% of the amortized cost of debt securities held to maturity were rated A or higher by the ratings agencies.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 3, all references to “loans” mean loans excluding loans held for sale.

The following is a summary of loans and leases as of the dates presented:

	March 31, 2023	December 31, 2022
Commercial, financial, agricultural	$1,740,778	$1,673,883
Lease financing	128,274	122,167
Real estate – construction:
Residential	333,439	355,500
Commercial	1,090,913	974,837
Total real estate – construction	1,424,352	1,330,337
Real estate – 1-4 family mortgage:
Primary	2,288,592	2,222,856
Home equity	497,925	501,906
Rental/investment	344,705	334,382
Land development	147,758	157,119
Total real estate – 1-4 family mortgage	3,278,980	3,216,263
Real estate – commercial mortgage:
Owner-occupied	1,521,327	1,539,296
Non-owner occupied	3,447,217	3,452,910
Land development	117,269	125,857
Total real estate – commercial mortgage	5,085,813	5,118,063
Installment loans to individuals	115,356	124,745
Gross loans	11,773,553	11,585,458
Unearned income	(7,128)	(7,154)
Loans, net of unearned income	$11,766,425	$11,578,304

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2023
Commercial, financial, agricultural	$1,978	$—	$1,727,418	$1,729,396	$13	$2,552	$8,817	$11,382	$1,740,778
Lease financing	—	—	128,274	128,274	—	—	—	—	128,274
Real estate – construction:
Residential	445	—	332,842	333,287	—	—	152	152	333,439
Commercial	—	—	1,090,913	1,090,913	—	—	—	—	1,090,913
Total real estate – construction	445	—	1,423,755	1,424,200	—	—	152	152	1,424,352
Real estate – 1-4 family mortgage:
Primary	22,507	—	2,231,330	2,253,837	11,647	8,151	14,957	34,755	2,288,592
Home equity	2,335	—	493,312	495,647	109	994	1,175	2,278	497,925
Rental/investment	780	1,738	341,076	343,594	744	87	280	1,111	344,705
Land development	27	17	147,711	147,755	—	3	—	3	147,758
Total real estate – 1-4 family mortgage	25,649	1,755	3,213,429	3,240,833	12,500	9,235	16,412	38,147	3,278,980
Real estate – commercial mortgage:
Owner-occupied	6,047	16,724	1,494,891	1,517,662	126	2,159	1,380	3,665	1,521,327
Non-owner occupied	15,688	—	3,428,566	3,444,254	—	2,963	—	2,963	3,447,217
Land development	275	185	116,729	117,189	—	—	80	80	117,269
Total real estate – commercial mortgage	22,010	16,909	5,040,186	5,079,105	126	5,122	1,460	6,708	5,085,813
Installment loans to individuals	910	—	114,209	115,119	31	49	157	237	115,356
Unearned income	—	—	(7,128)	(7,128)	—	—	—	—	(7,128)
Loans, net of unearned income	$50,992	$18,664	$11,640,143	$11,709,799	$12,670	$16,958	$26,998	$56,626	$11,766,425

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2022
Commercial, financial, agricultural	$1,303	$69	$1,660,037	$1,661,409	$18	$2,373	$10,083	$12,474	$1,673,883
Lease financing	—	—	122,167	122,167	—	—	—	—	122,167
Real estate – construction:
Residential	49	—	355,374	355,423	—	—	77	77	355,500
Commercial	8,525	—	966,312	974,837	—	—	—	—	974,837
Total real estate – construction	8,574	—	1,321,686	1,330,260	—	—	77	77	1,330,337
Real estate – 1-4 family mortgage:
Primary	28,198	—	2,164,582	2,192,780	6,015	12,503	11,558	30,076	2,222,856
Home equity	5,376	—	494,621	499,997	450	754	705	1,909	501,906
Rental/investment	720	38	332,648	333,406	20	331	625	976	334,382
Land development	174	—	156,863	157,037	46	36	—	82	157,119
Total real estate – 1-4 family mortgage	34,468	38	3,148,714	3,183,220	6,531	13,624	12,888	33,043	3,216,263
Real estate – commercial mortgage:
Owner-occupied	8,557	219	1,525,240	1,534,016	1,495	2,244	1,541	5,280	1,539,296
Non-owner occupied	3,521	—	3,444,047	3,447,568	5,304	—	38	5,342	3,452,910
Land development	279	—	125,507	125,786	—	40	31	71	125,857
Total real estate – commercial mortgage	12,357	219	5,094,794	5,107,370	6,799	2,284	1,610	10,693	5,118,063
Installment loans to individuals	2,001	5	122,481	124,487	38	100	120	258	124,745
Unearned income	—	—	(7,154)	(7,154)	—	—	—	—	(7,154)
Loans, net of unearned income	$58,703	$331	$11,462,725	$11,521,759	$13,386	$18,381	$24,778	$56,545	$11,578,304

Certain Modifications to Borrowers Experiencing Financial Difficulty
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, excluding covenant waivers and modification of contingent acceleration clauses are required to be disclosed in accordance with ASU 2022-02. The amortized cost of these modifications, all of which were in the form of interest rate reductions, totaled $1,184 during the first quarter of 2023, of which $1,029 and $155 were Real estate - commercial mortgage, non-owner occupied and Real estate - commercial mortgage, owner-occupied, respectively. These modifications represent an immaterial percentage of total loans. For modified loans in the Real estate - commercial mortgage, non-owner occupied class, the weighted average interest rate at modification was 6.67% and was reduced to 6.55%. For modified loans in the Real estate - commercial mortgage, owner occupied class, the weighted average interest rate at modification was 5.43% and was reduced to 4.75%. These loan modifications were current and accruing at March 31, 2023, and had no unused commitments. Upon the Company's determination that a modified loan has been subsequently deemed uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted accordingly. See Note 4, “Allowance for Credit Losses,” for more information on the allowance for credit losses.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
migrate toward the “Substandard” grade (those with a risk rating between 80 and 95) generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances.
The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2023
Commercial, Financial, Agricultural	$116,077	$368,138	$210,939	$131,648	$72,135	$92,677	$734,968	$7,549	$1,734,131
Pass	116,027	361,587	210,444	130,659	71,369	80,240	723,341	6,525	1,700,192
Special Mention	—	138	118	937	128	636	9,062	76	11,095
Substandard	50	6,413	377	52	638	11,801	2,565	948	22,844

Lease Financing Receivables	$12,933	$59,874	$16,481	$17,419	$9,122	$5,317	$—	$—	$121,146
Pass	12,933	56,812	16,481	15,108	8,069	3,943	—	—	113,346
Special Mention	—	—	—	—	—	324	—	—	324
Substandard	—	3,062	—	2,311	1,053	1,050	—	—	7,476

Real Estate - Construction	$71,159	$599,389	$505,187	$100,439	$—	$1,885	$18,675	$—	$1,296,734
Residential	54,092	140,184	7,138	584	—	379	3,444	—	205,821
Pass	53,845	135,551	7,138	584	—	379	3,444	—	200,941
Special Mention	247	4,091	—	—	—	—	—	—	4,338
Substandard	—	542	—	—	—	—	—	—	542

Commercial	17,067	459,205	498,049	99,855	—	1,506	15,231	—	1,090,913
Pass	17,067	459,205	498,049	99,855	—	1,506	15,231	—	1,090,913
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$38,818	$211,413	$134,661	$47,942	$22,490	$54,820	$25,233	$2,200	$537,577
Primary	1,043	11,486	7,147	4,860	2,340	11,971	4,003	1,000	43,850
Pass	857	11,229	6,839	4,860	2,327	11,473	4,003	1,000	42,588
Special Mention	186	—	—	—	—	47	—	—	233
Substandard	—	257	308	—	13	451	—	—	1,029

Home Equity	745	189	1,079	—	37	31	14,323	118	16,522
Pass	745	189	1,079	—	37	31	14,291	—	16,372
Special Mention	—	—	—	—	—	—	32	—	32
Substandard	—	—	—	—	—	—	—	118	118

Rental/Investment	19,615	135,062	86,466	42,566	19,930	34,078	5,773	1,082	344,572
Pass	19,377	134,639	86,253	40,136	18,525	32,240	5,773	721	337,664
Special Mention	51	229	—	—	—	173	—	—	453
Substandard	187	194	213	2,430	1,405	1,665	—	361	6,455

Land Development	17,415	64,676	39,969	516	183	8,740	1,134	—	132,633
Pass	17,374	64,676	39,969	512	183	8,643	1,134	—	132,491
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	41	—	—	4	—	97	—	—	142

Real Estate - Commercial Mortgage	$106,196	$1,609,693	$1,008,812	$718,231	$485,850	$1,007,547	$110,736	$24,977	$5,072,042
Owner-Occupied	33,207	314,821	317,958	233,070	173,009	395,505	50,089	3,538	1,521,197
Pass	33,207	302,753	314,593	230,140	170,149	373,294	40,485	3,253	1,467,874
Special Mention	—	313	3,035	807	305	837	—	—	5,297
Substandard	—	11,755	330	2,123	2,555	21,374	9,604	285	48,026

Non-Owner Occupied	66,313	1,242,726	673,257	479,353	306,706	602,322	55,265	21,248	3,447,190

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Pass	66,313	1,239,253	670,786	471,954	282,890	507,750	55,265	12,063	3,306,274
Special Mention	—	501	2,323	7,399	7,014	25,784	—	—	43,021
Substandard	—	2,972	148	—	16,802	68,788	—	9,185	97,895

Land Development	6,676	52,146	17,597	5,808	6,135	9,720	5,382	191	103,655
Pass	6,640	52,146	17,558	5,504	6,135	9,197	5,382	191	102,753
Special Mention	—	—	39	—	—	—	—	—	39
Substandard	36	—	—	304	—	523	—	—	863

Installment loans to individuals	$281	$—	$—	$—	$18	$—	$—	$—	$299
Pass	281	—	—	—	18	—	—	—	299
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$345,464	$2,848,507	$1,876,080	$1,015,679	$589,615	$1,162,246	$889,612	$34,726	$8,761,929
Pass	344,666	2,818,040	1,869,189	999,312	559,702	1,028,696	868,349	23,753	8,511,707
Special Mention	484	5,272	5,515	9,143	7,447	27,801	9,094	76	64,832
Substandard	314	25,195	1,376	7,224	22,466	105,749	12,169	10,897	185,390

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2022
Commercial, Financial, Agricultural	$460,604	$209,964	$142,790	$63,164	$25,099	$35,142	$717,422	$3,522	$1,657,707
Pass	450,559	209,580	141,712	62,370	21,963	28,014	704,491	2,384	1,621,073
Special Mention	719	—	1,010	383	678	—	11,616	80	14,486
Substandard	9,326	384	68	411	2,458	7,128	1,315	1,058	22,148

Lease Financing Receivables	$61,424	$18,379	$18,318	$10,628	$4,557	$1,707	$—	$—	$115,013
Pass	58,204	18,379	15,846	9,060	3,269	1,353	—	—	106,111
Watch	—	—	—	—	—	354	—	—	354
Substandard	3,220	—	2,472	1,568	1,288	—	—	—	8,548

Real Estate - Construction	$595,185	$476,190	$109,705	$8,525	$381	$6,858	$13,757	$424	$1,211,025
Residential	214,386	16,483	589	—	381	—	3,925	424	236,188
Pass	214,371	16,483	589	—	381	—	3,925	424	236,173
Special Mention	6	—	—	—	—	—	—	—	6
Substandard	9	—	—	—	—	—	—	—	9

Commercial	380,799	459,707	109,116	8,525	—	6,858	9,832	—	974,837
Pass	380,799	459,707	109,116	8,525	—	6,858	9,832	—	974,837
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$233,370	$141,066	$48,653	$24,664	$25,604	$35,971	$26,920	$1,238	$537,486
Primary	12,877	7,965	5,068	2,435	4,522	8,723	4,931	106	46,627
Pass	12,616	7,965	5,068	2,421	4,522	8,419	4,931	106	46,048
Special Mention	—	—	—	—	—	51	—	—	51
Substandard	261	—	—	14	—	253	—	—	528

Home Equity	272	1,187	—	38	5	27	14,485	141	16,155
Pass	272	1,187	—	38	5	27	14,485	7	16,021
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	134	134

Rental/Investment	138,481	85,711	42,056	21,997	14,785	24,448	5,972	787	334,237
Pass	138,137	85,522	41,604	21,097	14,671	22,899	5,972	482	330,384
Special Mention	231	—	—	—	—	174	—	—	405
Substandard	113	189	452	900	114	1,375	—	305	3,448

Land Development	81,740	46,203	1,529	194	6,292	2,773	1,532	204	140,467
Pass	80,514	46,203	1,525	194	6,292	2,723	1,532	204	139,187
Special Mention	1,226	—	—	—	—	—	—	—	1,226
Substandard	—	—	4	—	—	50	—	—	54

Real Estate - Commercial Mortgage	$1,624,197	$1,000,563	$713,303	$531,424	$277,862	$810,919	$121,305	$25,173	$5,104,746
Owner-Occupied	309,792	319,174	239,946	178,137	128,452	302,495	57,869	3,300	1,539,165
Pass	298,851	314,429	237,058	175,262	122,537	282,657	50,640	3,300	1,484,734
Special Mention	9,640	3,047	815	1,670	—	672	4,808	—	20,652
Substandard	1,301	1,698	2,073	1,205	5,915	19,166	2,421	—	33,779

Non-Owner Occupied	1,256,098	657,121	466,703	346,908	144,872	501,863	57,637	21,680	3,452,882
Pass	1,252,484	647,937	466,703	322,997	127,358	418,294	57,637	12,142	3,305,552
Special Mention	506	—	—	21,961	17,509	8,975	—	—	48,951
Substandard	3,108	9,184	—	1,950	5	74,594	—	9,538	98,379

Land Development	58,307	24,268	6,654	6,379	4,538	6,561	5,799	193	112,699
Pass	58,307	24,228	6,342	6,379	4,465	6,067	5,799	193	111,780
Special Mention	—	40	—	—	—	—	—	—	40
Substandard	—	—	312	—	73	494	—	—	879

Installment loans to individuals	$—	$—	$—	$24	$—	$—	$—	$—	$24
Pass	—	—	—	24	—	—	—	—	24
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$2,974,780	$1,846,162	$1,032,769	$638,429	$333,503	$890,597	$879,404	$30,357	$8,626,001
Pass	2,945,114	1,831,620	1,025,563	608,367	305,463	777,311	859,244	19,242	8,371,924
Special Mention	12,328	3,087	1,825	24,014	18,187	10,226	16,424	80	86,171
Substandard	17,338	11,455	5,381	6,048	9,853	103,060	3,736	11,035	167,906

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2023
Commercial, Financial, Agricultural	$—	$13	$—	$—	$—	$6,635	$—	$—	$6,648
Performing Loans	—	13	—	—	—	6,635	—	—	6,648
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$5,640	$74,105	$47,582	$291	$—	$—	$—	$—	$127,618
Residential	5,640	74,105	47,582	291	—	—	—	—	127,618
Performing Loans	5,640	73,953	47,582	291	—	—	—	—	127,466
Non-Performing Loans	—	152	—	—	—	—	—	—	152

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$91,446	$715,261	$550,406	$342,567	$150,212	$410,823	$475,448	$5,240	$2,741,403
Primary	90,554	706,700	547,270	341,603	149,663	408,894	—	58	2,244,742
Performing Loans	90,495	704,525	543,912	335,424	145,203	390,530	—	58	2,210,147
Non-Performing Loans	59	2,175	3,358	6,179	4,460	18,364	—	—	34,595

Home Equity	—	—	111	—	—	662	475,448	5,182	481,403
Performing Loans	—	—	111	—	—	596	474,188	4,230	479,125
Non-Performing Loans	—	—	—	—	—	66	1,260	952	2,278

Rental/Investment	—	—	—	—	—	133	—	—	133
Performing Loans	—	—	—	—	—	133	—	—	133
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	892	8,561	3,025	964	549	1,134	—	—	15,125
Performing Loans	892	8,561	3,025	964	549	1,134	—	—	15,125
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$1,678	$4,299	$3,353	$2,378	$1,192	$871	$—	$—	$13,771
Owner-Occupied	—	—	—	130	—	—	—	—	130
Performing Loans	—	—	—	130	—	—	—	—	130
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	—	27	—	—	—	—	27
Performing Loans	—	—	—	27	—	—	—	—	27
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	1,678	4,299	3,353	2,221	1,192	871	—	—	13,614
Performing Loans	1,678	4,254	3,353	2,217	1,192	871	—	—	13,565
Non-Performing Loans	—	45	—	4	—	—	—	—	49

Installment loans to individuals	$10,016	$35,603	$12,894	$5,347	$12,941	$24,340	$13,880	$36	$115,057
Performing Loans	9,988	35,581	12,872	5,320	12,901	24,246	13,879	33	114,820
Non-Performing Loans	28	22	22	27	40	94	1	3	237

Total loans not subject to risk rating	$108,780	$829,281	$614,235	$350,583	$164,345	$442,669	$489,328	$5,276	$3,004,497
Performing Loans	108,693	826,887	610,855	344,373	159,845	424,145	488,067	4,321	2,967,186
Non-Performing Loans	87	2,394	3,380	6,210	4,500	18,524	1,261	955	37,311

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2022
Commercial, Financial, Agricultural	$13	$—	$—	$—	$—	$16,163	$—	$—	$16,176
Performing Loans	13	—	—	—	—	16,163	—	—	16,176
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$57,570	$61,245	$497	$—	$—	$—	$—	$—	$119,312
Residential	57,570	61,245	497	—	—	—	—	—	119,312
Performing Loans	57,493	61,245	497	—	—	—	—	—	119,235
Non-Performing Loans	77	—	—	—	—	—	—	—	77

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$704,214	$546,256	$351,213	$155,549	$116,951	$319,567	$481,254	$3,773	$2,678,777
Primary	694,941	541,801	350,205	154,979	115,876	318,364	—	63	2,176,229
Performing Loans	694,221	538,870	345,912	150,821	109,156	307,178	—	63	2,146,221
Non-Performing Loans	720	2,931	4,293	4,158	6,720	11,186	—	—	30,008

Home Equity	—	111	—	—	—	676	481,254	3,710	485,751
Performing Loans	—	111	—	—	—	609	480,094	3,026	483,840
Non-Performing Loans	—	—	—	—	—	67	1,160	684	1,911

Rental/Investment	—	—	—	—	—	145	—	—	145
Performing Loans	—	—	—	—	—	145	—	—	145
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	9,273	4,344	1,008	570	1,075	382	—	—	16,652
Performing Loans	9,257	4,344	1,008	570	1,075	319	—	—	16,573
Non-Performing Loans	16	—	—	—	—	63	—	—	79

Real Estate - Commercial Mortgage	$4,805	$3,518	$2,587	$1,281	$691	$435	$—	$—	$13,317
Owner-Occupied	—	—	131	—	—	—	—	—	131
Performing Loans	—	—	131	—	—	—	—	—	131
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	28	—	—	—	—	—	28
Performing Loans	—	—	28	—	—	—	—	—	28
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	4,805	3,518	2,428	1,281	691	435	—	—	13,158
Performing Loans	4,805	3,518	2,422	1,281	691	435	—	—	13,152
Non-Performing Loans	—	—	6	—	—	—	—	—	6

Installment loans to individuals	$44,255	$15,976	$6,416	$14,252	$17,095	$10,626	$16,062	$39	$124,721
Performing Loans	44,227	15,927	6,389	14,211	17,076	10,532	16,062	35	124,459
Non-Performing Loans	28	49	27	41	19	94	—	4	262

Total loans not subject to risk rating	$810,857	$626,995	$360,713	$171,082	$134,737	$346,791	$497,316	$3,812	$2,952,303
Performing Loans	810,016	624,015	356,387	166,883	127,998	335,381	496,156	3,124	2,919,960
Non-Performing Loans	841	2,980	4,326	4,199	6,739	11,410	1,160	688	32,343

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table represents gross charge-offs by year of origination for the three months ended March 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Charge-offs
Commercial, financial, agricultural	—	277	103	—	—	134	15	—	529
Real estate – 1-4 family mortgage:
Primary	—	—	—	—	—	3	—	—	3
Total real estate – 1-4 family mortgage	—	—	—	—	—	3	—	—	3
Real estate – commercial mortgage:
Owner-occupied	—	—	—	—	—	128	—	—	128
Non-owner occupied	—	—	—	2,442	—	2,545	—	—	4,987
Total real estate – commercial mortgage	—	—	—	2,442	—	2,673	—	—	5,115
Installment loans to individuals	—	33	21	26	132	598	—	—	810
Loans, net of unearned income	—	310	124	2,468	132	3,408	15	—	6,457

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 4 – Allowance for Credit Losses
(In Thousands)

Allowance for Credit Losses on Loans

The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb credit losses inherent in the entire loan portfolio. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis. Expected credit loss inherent in non-cancellable off-balance-sheet credit exposures is accounted for as a separate liability in the Consolidated Balance Sheets. The allowance for credit losses on loans held for investment, as reported in the Company’s Consolidated Balance Sheets, is adjusted by a provision for credit losses, which is reported in earnings, and reduced by net charge-offs. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed and such losses are reasonably quantified. Subsequent recoveries, if any, are credited to the allowance. For more information about the Company’s policies and procedures for determining the amount of the allowance for credit losses, please refer to the discussion in Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses in the Company’s loan portfolio. As of March 31, 2023 and December 31, 2022, the Company had accrued interest receivable for loans of $52,202 and $49,850, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets. Although the Company made the election to exclude accrued interest from the measurement of the allowance for credit losses, the Company did have an allowance for credit losses on interest deferred as part of the loan deferral program established in 2020 in response to the COVID-19 pandemic of $1,248 as of March 31, 2023 and December 31, 2022.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Three Months Ended March 31, 2023
Allowance for credit losses:
Beginning balance	$44,255	$19,114	$44,727	$71,798	$2,463	$9,733	$192,090
Initial impact of purchased credit deteriorated (“PCD”) loans acquired	(26)	—	—	—	—	—	(26)
Charge-offs	(529)	—	(3)	(5,115)	—	(810)	(6,457)
Recoveries	725	—	24	211	5	760	1,725
Net (charge-offs) recoveries	196	—	21	(4,904)	5	(50)	(4,732)
Provision for (recovery of) credit losses on loans	253	845	1,233	5,876	(31)	(216)	7,960
Ending balance	$44,678	$19,959	$45,981	$72,770	$2,437	$9,467	$195,292
Period-End Amount Allocated to:
Individually evaluated	$14,162	$35	$608	$1,734	$—	$270	$16,809
Collectively evaluated	30,516	19,924	45,373	71,036	2,437	9,197	178,483
Ending balance	$44,678	$19,959	$45,981	$72,770	$2,437	$9,467	$195,292
Loans:
Individually evaluated	$24,985	$652	$12,637	$10,375	$—	$274	$48,923
Collectively evaluated	1,715,793	1,423,700	3,266,343	5,075,438	121,146	115,082	11,717,502
Ending balance	$1,740,778	$1,424,352	$3,278,980	$5,085,813	$121,146	$115,356	$11,766,425

Nonaccruing loans with no allowance for credit losses	$768	$—	$9,710	$5,511	$—	$5	$15,994

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total

Three Months Ended March 31, 2022
Allowance for credit losses:
Beginning balance	$33,922	$16,419	$32,356	$68,940	$1,486	$11,048	$164,171
Initial impact of PCD loans acquired	1,648	—	—	—	—	—	1,648
Charge-offs	(2,102)	—	(163)	(6)	(7)	(779)	(3,057)
Recoveries	1,136	—	178	155	12	725	2,206
Net (charge-offs) recoveries	(966)	—	15	149	5	(54)	(851)
(Recovery of) provision for credit losses on loans	(998)	1,992	4,477	(3,858)	91	(204)	1,500
Ending balance	$33,606	$18,411	$36,848	$65,231	$1,582	$10,790	$166,468
Period-End Amount Allocated to:
Individually evaluated	$9,225	$—	$396	$2,660	$—	$570	$12,851
Collectively evaluated	24,381	18,411	36,452	62,571	1,582	10,220	153,617
Ending balance	$33,606	$18,411	$36,848	$65,231	$1,582	$10,790	$166,468
Loans:
Individually evaluated	$13,070	$—	$4,477	$15,464	$—	$570	$33,581
Collectively evaluated	1,432,537	1,222,052	2,836,502	4,562,400	89,842	136,545	10,279,878
Ending balance	$1,445,607	$1,222,052	$2,840,979	$4,577,864	$89,842	$137,115	$10,313,459

Nonaccruing loans with no allowance for credit losses	$435	$—	$2,614	$5,298	$—	$2	$8,349

The Company recorded a provision for credit losses of $7,960 during the first quarter of 2023, as compared to a provision for credit losses $1,500 recorded in the first quarter of 2022. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. The increase in provision for credit losses on loans in the first quarter as compared to the provision in the first quarter of the prior year was driven by loan growth coupled with a slight deterioration in our economic forecast.
Allowance for Credit Losses on Unfunded Loan Commitments
The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in the “Other liabilities” line item on the Consolidated Balance Sheets. For more information about the Company’s policies and procedures for determining the amount of the allowance for credit losses on unfunded loan commitments, please refer to the discussion in Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Three Months Ended March 31,	2023	2022
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,118	$20,035
Recovery of credit losses on unfunded loan commitments (included in other noninterest expense)	(1,500)	(550)
Ending balance	$18,618	$19,485

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”), net of valuation allowances and direct write-downs, as of the dates presented:

	March 31, 2023	December 31, 2022
Residential real estate	$551	$699
Commercial real estate	3,507	62
Residential land development	4	246
Commercial land development	756	756
Total	$4,818	$1,763

Changes in the Company’s OREO were as follows:

Total OREO
Balance at January 1, 2023	$1,763
Transfers of loans	3,623
Dispositions	(552)
Other	(16)
Balance at March 31, 2023	$4,818

At March 31, 2023 and December 31, 2022, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $392 and $375, respectively.
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
Repairs and maintenance	$16	$3
Property taxes and insurance	111	35
Impairments	—	14
Net gains on OREO sales	(95)	(291)
Rental income	(2)	(2)
Total	$30	$(241)

Note 6 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the three months ended March 31, 2023 were as follows:

	Community Banks	Insurance	Total
Balance at January 1, 2023	$988,941	$2,767	$991,708
Deductions to goodwill and other adjustments	(43)	—	(43)
Balance at March 31, 2023	$988,898	$2,767	$991,665

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2023
Core deposit intangibles	$82,492	$(65,431)	$17,061
Customer relationship intangible	7,670	(1,981)	5,689
Total finite-lived intangible assets	$90,162	$(67,412)	$22,750
December 31, 2022
Core deposit intangibles	$82,492	$(64,339)	$18,153
Customer relationship intangible	7,670	(1,647)	6,023
Total finite-lived intangible assets	$90,162	$(65,986)	$24,176

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended
	March 31,
	2023	2022
Amortization expense for:
Core deposit intangibles	$1,092	$1,321
Customer relationship intangible	334	45
Total intangible amortization	$1,426	$1,366

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2023 and the succeeding four years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2023	$4,043	$1,337	$5,380
2024	3,498	1,192	4,690
2025	3,102	1,048	4,150
2026	2,899	860	3,759
2027	2,774	628	3,402

Note 7 – Mortgage Servicing Rights
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
There was no valuation adjustment on MSRs during the three months ended March 31, 2023 or 2022.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2023	$84,448
Capitalization	2,915
Amortization	(2,324)
Balance at March 31, 2023	$85,039

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

	March 31, 2023	December 31, 2022
Unpaid principal balance	$7,537,652	$7,494,413

Weighted-average prepayment speed (CPR)	7.49%	7.00%
Estimated impact of a 10% increase	$(2,308)	$(5,393)
Estimated impact of a 20% increase	(4,922)	(10,354)

Discount rate	10.31%	10.30%
Estimated impact of a 10% increase	$(5,149)	$(1,765)
Estimated impact of a 20% increase	(9,894)	(3,957)

Weighted-average coupon interest rate	3.58%	3.51%
Weighted-average servicing fee (basis points)	32.46	32.44
Weighted-average remaining maturity (in years)	8.06	8.33

The Company recorded servicing fees of $4,265 and $4,423 for the three months ended March 31, 2023 and 2022, respectively, all of which are included in “Mortgage banking income” in the Consolidated Statements of Income.

Note 8 - Employee Benefit and Deferred Compensation Plans
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

Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Service cost	$—	$—	$—	$1
Interest cost	249	184	6	3
Expected return on plan assets	(309)	(421)	—	—
Recognized actuarial loss (gain)	131	61	(15)	(19)
Net periodic benefit cost (return)	$71	$(176)	$(9)	$(15)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Incentive Compensation Plans
The Company maintains a long-term equity compensation plan that provides for the grant of stock options and the award of restricted stock. There were no stock options granted, nor compensation expense associated with options recorded, during the three months ended March 31, 2023 or 2022. There were no stock options outstanding as of March 31, 2023.

The Company also awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to non-employee directors, executives, and other officers and employees.
The following table summarizes the changes in restricted stock as of and for the three months ended March 31, 2023:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	155,838	$36.23	680,403	$36.23
Awarded	67,118	37.52	293,577	36.56
Vested	—	—	(176,826)	35.94
Cancelled	—	—	(19,250)	34.48
Nonvested at end of period	222,956	$36.62	777,904	$36.46

During the three months ended March 31, 2023, the Company reissued 120,554 shares from treasury in connection with awards of restricted stock. The Company recorded total stock-based compensation expense of $3,445 and $3,338 for the three months ended March 31, 2023 and 2022, respectively.

Note 9 – Derivative Instruments
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
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Balance Sheet	March 31, 2023		December 31, 2022
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$305,029	$10,429	$258,646	$11,354
Interest rate lock commitments	Other Assets	135,187	3,382	92,901	1,231
Forward commitments	Other Assets	56,000	215	84,000	484
Totals		$496,216	$14,026	$435,547	$13,069
Derivative liabilities:
Interest rate contracts	Other Liabilities	$305,029	$10,429	$258,646	$11,354
Interest rate lock commitments	Other Liabilities	3,120	12	19,488	98
Forward commitments	Other Liabilities	176,000	1,419	73,000	1,198
Totals		$484,149	$11,860	$351,134	$12,650
Gains and losses included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the dates presented:

	Three Months Ended March 31,
	2023	2022
Interest rate contracts:
Included in interest income on loans	$1,742	$305
Interest rate lock commitments:
Included in mortgage banking income	2,237	(5,823)
Forward commitments
Included in mortgage banking income	(490)	10,188
Total	$3,489	$4,670
Derivatives designated as cash flow hedges
Cash flow hedge relationships mitigate exposure to the variability of future cash flow or other forecasted transactions. The Company uses both interest rate swap contracts and interest rate collars in an effort to manage future interest rate exposure on borrowings. The swap hedging strategy converts the LIBOR-based variable interest rate on the forecasted borrowings to a fixed interest rate. The collar hedging strategy stabilizes interest rate fluctuation by setting both a floor and a cap. The Company entered into an interest rate collar in June 2022 with a 2.25% floor and 4.57% cap. The Company entered into a second interest rate collar in October 2022 with a 2.75% floor and 4.75% cap. As of March 31, 2023, the Company is hedging its exposure to the variability of future cash flows through 2032 and a portion of these hedges are forward starting.
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	March 31, 2023		December 31, 2022
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$130,000	$21,080	$130,000	$24,514
Interest rate collars	Other Assets	450,000	1,496	200,000	464
Total		$580,000	$22,576	$330,000	$24,978
Derivative liabilities:
Interest rate swaps	Other Liabilities	$—	$—	$—	$—
Interest rate collars	Other Liabilities	—	—	250,000	746
Totals		$—	$—	$250,000	$746

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the three months ended March 31, 2023 or 2022. The impact on other comprehensive income for the three months ended March 31, 2023 and 2022 is discussed in Note 12, “Other Comprehensive Income (Loss).”
Derivatives designated as fair value hedges
Fair value hedges protect against changes in the fair value of an asset, liability, or firm commitment. The Company enters into interest rate swap agreements to manage interest rate exposure on certain of the Company’s fixed-rate subordinated notes. The agreements convert the fixed interest rates to LIBOR-based variable interest rates.
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	March 31, 2023		December 31, 2022
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$17,268	$100,000	$19,789
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Three Months Ended March 31,
	Location	2023	2022
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$2,521	$(6,343)
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$(2,521)	$6,343
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Long-term debt	$81,445	$78,881	$17,268	$19,789
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Gross amounts recognized	$31,041	$36,493	$20,866	$22,056
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	31,041	36,493	20,866	22,056
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	19,662	22,056	19,662	22,056
Financial collateral pledged	—	—	701	—
Net amounts	$11,379	$14,437	$503	$—

Note 10 – Income Taxes
(In Thousands)
The following table is a summary of the Company’s temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates presented.

	March 31,	December 31,
	2023	2022
Deferred tax assets
Allowance for credit losses	$53,030	$52,551
Loans	2,335	2,518
Deferred compensation	10,752	14,447
Net unrealized losses on securities	64,140	70,999
Impairment of assets	180	316
Net operating loss carryforwards	320	497
Investment in partnerships	1,204	1,164
Lease liabilities under operating leases	14,369	14,641
Other	4,707	3,523
Total deferred tax assets	151,037	160,656
Deferred tax liabilities
Fixed assets	10,999	10,342
Mortgage servicing rights	19,775	19,624
Junior subordinated debt	1,888	1,948
Intangibles	2,612	2,702
Lease right-of-use asset	13,736	14,018
Other	1,145	1,614
Total deferred tax liabilities	50,155	50,248
Net deferred tax assets	$100,882	$110,408

For the three months ended March 31, 2023 and 2022, the Company recorded a provision for income taxes totaling $11,322 and $7,935, respectively. The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences.
The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state departments of revenue for the years ending December 31, 2020 through December 31, 2022.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Fair Value Measurements
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
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
March 31, 2023
Financial assets:
Securities available for sale	$—	$1,507,907	$—	$1,507,907
Derivative instruments	—	36,602	—	36,602
Mortgage loans held for sale in loans held for sale	—	159,318	—	159,318
Total financial assets	$—	$1,703,827	$—	$1,703,827
Financial liabilities:
Derivative instruments:	$—	$29,128	$—	$29,128

	Level 1	Level 2	Level 3	Totals
December 31, 2022
Financial assets:
Securities available for sale	$—	$1,533,942	$—	$1,533,942
Derivative instruments	—	38,047	—	38,047
Mortgage loans held for sale in loans held for sale	—	110,105	—	110,105
Total financial assets	$—	$1,682,094	$—	$1,682,094
Financial liabilities:
Derivative instruments	$—	$33,185	$—	$33,185

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the three months ended March 31, 2023.
For the three months ended March 31, 2023 and 2022, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

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

March 31, 2023	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$20,114	$20,114
OREO	—	—	4,818	4,818
Total	$—	$—	$24,932	$24,932

December 31, 2022	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$14,732	$14,732
OREO	—	—	1,763	1,763
Total	$—	$—	$16,495	$16,495

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Individually evaluated loans: Loans are individually evaluated for credit losses each quarter taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Individually evaluated loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Individually evaluated loans that were measured or re-measured at fair value had a carrying value of $35,184 and $18,288 at March 31, 2023 and December 31, 2022, respectively, and a specific reserve for these loans of $15,070 and $3,556 was included in the allowance for credit losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets as of the dates presented:

	March 31, 2023	December 31, 2022
Carrying amount prior to remeasurement	$4,818	$1,842
Impairment recognized in results of operations	—	(79)
Fair value	$4,818	$1,763

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at March 31, 2023 and December 31, 2022. There were no valuation adjustments on MSRs during the three months ended March 31, 2023 or 2022.
The following table presents information as of March 31, 2023 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans, net of allowance for credit losses	$20,114	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$4,818	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

Fair Value Option
The Company has elected to measure all mortgage loans held for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.
A net gain of $1,780 and net loss of $13,021 resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2023 and 2022, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.

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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2023 and December 31, 2022:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2023
Mortgage loans held for sale measured at fair value	$159,318	$155,576	$3,742

December 31, 2022
Mortgage loans held for sale measured at fair value	$110,105	$108,143	$1,962

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of March 31, 2023	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$847,697	$847,697	$—	$—	$847,697
Securities held to maturity	1,300,240	—	1,204,079	—	1,204,079
Securities available for sale	1,507,907	—	1,507,907	—	1,507,907
Loans held for sale	159,318	—	159,318	—	159,318
Loans, net	11,571,133	—	—	11,117,319	11,117,319
Mortgage servicing rights	85,039	—	—	119,556	119,556
Derivative instruments	36,602	—	36,602	—	36,602
Financial liabilities
Deposits	$13,912,019	$11,409,503	$2,466,863	$—	$13,876,366
Short-term borrowings	732,057	732,057	—	—	732,057
Junior subordinated debentures	112,276	—	94,423	—	94,423
Subordinated notes	318,835	—	263,350	—	263,350
Derivative instruments	29,128	—	29,128	—	29,128

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of December 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$575,992	$575,992	$—	$—	$575,992
Securities held to maturity	1,324,040	—	1,206,540	—	1,206,540
Securities available for sale	1,533,942	—	1,533,942	—	1,533,942
Loans held for sale	110,105	—	110,105	—	110,105
Loans, net	11,386,214	—	—	10,850,181	10,850,181
Mortgage servicing rights	84,448	—	—	122,454	122,454
Derivative instruments	38,047	—	38,047	—	38,047
Financial liabilities
Deposits	$13,486,966	$11,791,526	$1,653,891	$—	$13,445,417
Short-term borrowings	712,232	712,232	—	—	712,232
Junior subordinated debentures	112,042	—	98,754	—	98,754
Subordinated notes	316,091	—	277,500	—	277,500
Derivative instruments	33,185	—	33,185	—	33,185

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 12 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income (loss), net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended March 31, 2023
Securities available for sale:
Unrealized holding gains on securities	$20,714	$5,183	$15,531
Amortization of unrealized holding losses on securities transferred to the held to maturity category	3,128	800	2,328
Total securities available for sale	23,842	5,983	17,859
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,656)	(424)	(1,232)
Reclassification adjustment for gains realized in net income	—	—	—
Total derivative instruments	(1,656)	(424)	(1,232)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	116	30	86
Total defined benefit pension and post-retirement benefit plans	116	30	86
Total other comprehensive income	$22,302	$5,589	$16,713
Three months ended March 31, 2022
Securities available for sale:
Unrealized holding losses on securities	$(134,756)	$(34,294)	$(100,462)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(99)	(25)	(74)
Total securities available for sale	(134,855)	(34,319)	(100,536)
Derivative instruments:
Unrealized holding gains on derivative instruments	8,556	2,177	6,379
Total derivative instruments	8,556	2,177	6,379
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	42	11	31
Total defined benefit pension and post-retirement benefit plans	42	11	31
Total other comprehensive loss	$(126,257)	$(32,131)	$(94,126)

The accumulated balances for each component of other comprehensive loss, net of tax, were as follows as of the dates presented:

	March 31, 2023	December 31, 2022
Unrealized losses on securities	$(201,907)	$(219,766)
Unrealized gains on derivative instruments	17,724	18,956
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(8,141)	(8,227)
Total accumulated other comprehensive loss	$(192,324)	$(209,037)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Net Income Per Common Share
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

	Three Months Ended
	March 31,
	2023	2022
Basic
Net income applicable to common stock	$46,078	$33,547
Average common shares outstanding	56,008,741	55,809,192
Net income per common share - basic	$0.82	$0.60
Diluted
Net income applicable to common stock	$46,078	$33,547
Average common shares outstanding	56,008,741	55,809,192
Effect of dilutive stock-based compensation	261,478	272,671
Average common shares outstanding - diluted	56,270,219	56,081,863
Net income per common share - diluted	$0.82	$0.60

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
Number of shares	68,771	2,200

Note 14 – Regulatory Matters
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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	March 31, 2023		December 31, 2022
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,503,086	9.18%	$1,481,197	9.36%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,394,401	10.19%	1,372,747	10.21%
Tier 1 Capital to Risk-Weighted Assets	1,503,086	10.98%	1,481,197	11.01%
Total Capital to Risk-Weighted Assets	2,009,552	14.68%	1,968,001	14.63%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,651,005	10.08%	$1,630,389	10.30%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,651,005	12.03%	1,630,389	12.10%
Tier 1 Capital to Risk-Weighted Assets	1,651,005	12.03%	1,630,389	12.10%
Total Capital to Risk-Weighted Assets	1,821,367	13.28%	1,781,312	13.22%

Common Equity Tier 1 Capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. The required capital conservation buffer is 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. As shown in the table above, as of March 31, 2023, the Company’s CET1 capital was in excess of the capital conservation buffer.

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

Note 15 – Segment Reporting
(In Thousands)
The operations of the Company’s reportable segments are described as follows:
•The Community Banks segment delivers a complete range of banking and financial services to individuals and small to medium-sized businesses including checking and savings accounts, business and personal loans, asset-based lending, factoring, equipment leasing and treasury management services, as well as safe deposit and night depository facilities.
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
The following tables provide financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended March 31, 2023
Net interest income (loss)	$140,757	$286	$1,050	$(6,318)	$135,775
Provision for credit losses	7,960	—	—	—	7,960
Noninterest income (loss)	28,493	3,362	5,812	(374)	37,293
Noninterest expense	100,381	2,039	4,928	360	107,708
Income (loss) before income taxes	60,909	1,609	1,934	(7,052)	57,400
Income tax expense (benefit)	12,722	416	4	(1,820)	11,322
Net income (loss)	$48,187	$1,193	$1,930	$(5,232)	$46,078

Total assets	$17,362,799	$37,168	$79,452	$(5,336)	$17,474,083
Goodwill	$988,898	$2,767	—	—	$991,665

Three months ended March 31, 2022
Net interest income (loss)	$103,932	$93	$490	$(4,886)	$99,629
Provision for credit losses	1,500	—	—	—	1,500
Noninterest income (loss)	28,306	3,097	6,505	(450)	37,458
Noninterest expense	86,871	2,116	4,755	363	94,105
Income (loss) before income taxes	43,867	1,074	2,240	(5,699)	41,482
Income tax expense (benefit)	9,131	281	—	(1,477)	7,935
Net income (loss)	$34,736	$793	$2,240	$(4,222)	$33,547

Total assets	$16,757,670	$33,794	$64,761	$7,532	$16,863,757
Goodwill	$943,524	$2,767	—	—	$946,291

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
Important factors currently known to management that could cause our actual results to differ materially from those in forward-looking statements include the following: (i) the Company’s ability to efficiently integrate acquisitions into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management; (ii) the effect of economic conditions and interest rates on a national, regional or international basis; (iii) timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (iv) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, factoring and mortgage lending and auto lending industries; (v) the financial resources of, and products available from, competitors; (vi) changes in laws and regulations as well as changes in accounting standards; (vii) changes in policy by regulatory agencies; (viii) changes in the securities and foreign exchange markets; (ix) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (x) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers of investment securities, or the impact of interest rates on the value of our investment securities portfolio; (xi) an insufficient allowance for credit losses as a result of inaccurate assumptions; (xii) changes in the sources and costs of the capital we use to make loans and otherwise fund our operations, due to deposit outflows, changes in the mix of deposits and the cost and availability of borrowings; (xiii) general economic, market or business conditions, including the impact and cost of inflation; (xiv) changes in demand for loan products and financial services; (xv) concentration of credit exposure; (xvi) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; (xvii) increased cybersecurity risk, including potential network breaches, business disruptions or financial losses; (xviii) civil unrest, natural disasters, epidemics (including the re-emergence of the COVID-19 pandemic) and other catastrophic events in the Company’s geographic area; (xix) the impact, extent and timing of technological changes; and (xx) other circumstances, many of which are beyond management’s control. Management believes that the assumptions underlying the Company’s forward-looking statements are reasonable, but any of the assumptions could prove to be inaccurate.
The Company undertakes no obligation, and specifically disclaims any obligation, to update or revise forward-looking statements, whether as a result of new information or to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by federal securities laws.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at March 31, 2023 compared to December 31, 2022.
Assets
Total assets were $17,474,083 at March 31, 2023 compared to $16,988,176 at December 31, 2022.
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

	March 31, 2023		December 31, 2022
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$165,890	5.91%	$164,660	5.76%
Obligations of states and political subdivisions	434,140	15.46	436,788	15.28
Mortgage-backed securities	2,077,860	73.99	2,122,855	74.28
Other debt securities	130,289	4.64	133,711	4.68
	$2,808,179	100.00%	$2,858,014	100.00%
Allowance for credit losses - held to maturity securities	(32)		(32)
Securities, net of allowance for credit losses	$2,808,147		$2,857,982
The Company did not purchase any securities during the three months ended March 31, 2023.
During the third quarter of 2022, the Company transferred, at fair value, $882,927 of securities from the available for sale portfolio to the held to maturity portfolio as the Company has the intent and ability to hold these securities until their maturity. The related net unrealized losses of $99,675 (after tax losses of $74,307) remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. At March 31, 2023, the net unrealized after tax losses remaining to be amortized in accumulated other comprehensive income (loss) was $66,284. No gains or losses were recognized at the time of transfer.
Proceeds from maturities, calls and principal payments on securities during the first three months of 2023 totaled $70,766. The Company did not sell any securities during the first three months of 2023. Proceeds from the maturities, calls and principal payments on securities during the first three months of 2022 totaled $135,775. The Company did not sell any securities during the first three months of 2022.
For more information about the Company’s security portfolio, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans Held for Sale
Loans held for sale, which consist of residential mortgage loans being held until they are sold in the secondary market, were $159,318 at March 31, 2023, as compared to $110,105 at December 31, 2022. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Loans
Total loans, excluding loans held for sale, were $11,766,425 at March 31, 2023 and $11,578,304 at December 31, 2022.
The tables below set forth the balance of loans outstanding, net of unearned income and excluding loans held for sale, by loan type and the percentage of each loan type to total loans as of the dates presented:

	March 31, 2023		December 31, 2022
	Total Loans	Percentage of Total Loans	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural	$1,740,778	14.79%	$1,673,883	14.46%
Lease financing, net of unearned income	121,146	1.03	115,013	0.99
Real estate – construction:
Residential	333,439	2.83	355,500	3.07
Commercial	1,090,913	9.27	974,837	8.42
Total real estate – construction	1,424,352	12.10	1,330,337	11.49
Real estate – 1-4 family mortgage:
Primary	2,288,592	19.45	2,222,856	19.20
Home equity	497,925	4.23	501,906	4.33
Rental/investment	344,705	2.93	334,382	2.89
Land development	147,758	1.26	157,119	1.36
Total real estate – 1-4 family mortgage	3,278,980	27.87	3,216,263	27.78
Real estate – commercial mortgage:
Owner-occupied	1,521,327	12.93	1,539,296	13.29
Non-owner occupied	3,447,217	29.30	3,452,910	29.82
Land development	117,269	1.00	125,857	1.09
Total real estate – commercial mortgage	5,085,813	43.23	5,118,063	44.20
Installment loans to individuals	115,356	0.98	124,745	1.08
Total loans, net of unearned income	$11,766,425	100.00%	$11,578,304	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2023, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Deposits
The Company relies on deposits as its major source of funds. Total deposits were $13,912,019 and $13,486,966 at March 31, 2023 and December 31, 2022, respectively. Noninterest-bearing deposits were $4,244,877 and $4,558,756 at March 31, 2023 and December 31, 2022, respectively, while interest-bearing deposits were $9,667,142 and $8,928,210 at March 31, 2023 and December 31, 2022, respectively. Interest-bearing deposits included brokered deposits of $856,946 and $233,133 at March 31, 2023 and December 31, 2022, respectively.
Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding brokered deposits and time deposits greater than $250,000). Noninterest-bearing deposits represented 30.51% of total deposits at March 31, 2023, as compared to 33.80% of total deposits at December 31, 2022. The decrease in noninterest-bearing deposits reflects both deposit customers transferring noninterest-bearing deposits to interest-bearing deposits such as money market funds offered by financial institutions and other financial services companies, and the impact of our increase in brokered deposits in the first quarter of 2023 as compared to brokered deposits at December 31, 2022. Under certain circumstances, management may elect to acquire non-core deposits (in the form of brokered deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits were $1,882,616 and $1,760,460 at March 31, 2023 and December 31, 2022, respectively, and represented 13.53% and 13.05% of total deposits as of March 31, 2023 and December 31, 2022, respectively.
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

	March 31, 2023	December 31, 2022
Security repurchase agreements	$7,057	$12,232
Short-term borrowings from the FHLB	725,000	700,000
	$732,057	$712,232
Long-term debt typically consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The following table presents our long-term debt by type as of the dates presented:

	March 31, 2023	December 31, 2022
Junior subordinated debentures	$112,276	$112,042
Subordinated notes	318,835	316,091
	$431,111	$428,133
Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no long-term advances from the FHLB outstanding at March 31, 2023 or December 31, 2022. The Company had $2,923,320 of availability on unused lines of credit with the FHLB at March 31, 2023, as compared to $3,651,678 at December 31, 2022.
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

Results of Operations
Net Income
Net income for the first quarter of 2023 was $46,078 compared to net income of $33,547 for the first quarter of 2022. Basic and diluted earnings per share (“EPS”) for the first quarter of 2023 were $0.82 as compared to basic and diluted EPS of $0.60 for the first quarter of 2022.
From time to time, the Company incurs expenses and charges or recognizes valuation adjustments in connection with certain transactions with respect to which management is unable to accurately predict when these items will be incurred or, when incurred, the amount of such items. The following table presents the impact of these items on reported EPS for the dates presented.

	Three Months Ended
	March 31, 2023			March 31, 2022
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$—	$—	$—	$687	$556	$0.01
Restructuring benefit	$—	$—	$—	$(455)	$(368)	$(0.01)
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 78.79% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the first quarter of 2023. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $135,775 for the three months ended March 31, 2023, as compared to $99,629 for the same period in 2022. On a tax equivalent basis, net interest income was $138,529 for the three months ended March 31, 2023, as compared to $101,383 same period in 2022.
The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category on a tax-equivalent basis for the periods presented:

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$11,688,534	$163,970	5.68%	$10,108,511	$97,001	3.88%
Loans held for sale	103,410	1,737	6.72	330,442	2,863	3.48
Securities:
Taxable	2,588,148	13,054	2.02	2,499,822	8,782	1.41
Tax-exempt(1)	443,996	2,608	2.35	438,380	2,635	2.40
Interest-bearing balances with banks	464,229	5,430	4.74	1,463,991	664	0.18
Total interest-earning assets	15,288,317	186,799	4.94	14,841,146	111,945	3.05
Cash and due from banks	197,782			206,224
Intangible assets	1,011,557			965,430
Other assets	660,242			684,464
Total assets	$17,157,898			$16,697,264
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$6,066,770	$20,298	1.36%	$6,636,392	$3,647	0.22%
Savings deposits	1,052,802	826	0.32	1,097,560	139	0.05
Brokered deposits	395,942	4,318	4.42	—	—	—
Time deposits	1,564,658	7,424	1.92	1,374,722	1,851	0.55
Total interest-bearing deposits	9,080,172	32,866	1.47	9,108,674	5,637	0.25
Borrowed funds	1,281,552	15,404	4.86	485,777	4,925	4.08
Total interest-bearing liabilities	10,361,724	48,270	1.89	9,594,451	10,562	0.44
Noninterest-bearing deposits	4,386,998			4,651,793
Other liabilities	222,382			201,353
Shareholders’ equity	2,186,794			2,249,667
Total liabilities and shareholders’ equity	$17,157,898			$16,697,264
Net interest income/net interest margin		$138,529	3.66%		$101,383	2.76%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume and mix and pricing decisions. External factors include changes in market interest rates, competition and other factors affecting the banking industry in general, and the shape of the interest rate yield curve. The largest contributing factors to the increase in net interest income for the three months ended March 31, 2023, as compared to the same period in 2022, were the rising interest rate environment throughout 2022 and thus far in 2023, for both interest-earning assets and interest-bearing liabilities, coupled with steady loan growth, offset by the Company’s decision to increase on-balance sheet liquidity following the bank failures in March 2023. The Company has continued to focus on mitigating increases in the cost of funding through maintaining noninterest-bearing deposits, staying disciplined yet competitive in pricing on interest-bearing deposits in the current rising rate environment and accessing alternative sources of liquidity, such as brokered deposits. In the first quarter of 2023, however, ensuring the safe and sound operation of the Bank in light of industry-wide conditions was management’s paramount concern, which led to the Company electing to significantly increase its brokered deposits and borrowed funds in the first quarter of 2023, as compared to the same quarter in 2022.

The following tables set forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three months ended March 31, 2023, as compared to the same period in 2022 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute value of amounts calculated):

	Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
	Volume	Rate	Net
Interest income:
Loans held for investment	$16,897	$50,072	$66,969
Loans held for sale	(2,716)	1,590	(1,126)
Securities:
Taxable	334	3,938	4,272
Tax-exempt	33	(60)	(27)
Interest-bearing balances with banks	(755)	5,521	4,766
Total interest-earning assets	13,793	61,061	74,854
Interest expense:
Interest-bearing demand deposits	(340)	16,991	16,651
Savings deposits	(6)	693	687
Brokered deposits	4,318	—	4,318
Time deposits	289	5,284	5,573
Borrowed funds	9,433	1,046	10,479
Total interest-bearing liabilities	13,694	24,014	37,708
Change in net interest income	$99	$37,047	$37,146
Interest income, on a tax equivalent basis, was $186,799 for the three months ended March 31, 2023, as compared to $111,945 for the same period in 2022. The increase in interest income, on a tax equivalent basis, for the three months ended March 31, 2023 as compared to the same time period in 2022 is due primarily to additional interest rate increases by the Federal Reserve since March 2022, coupled with an improved mix of earning assets as excess cash was deployed into higher yielding assets since March 2022.
The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Loans held for investment	76.45%	68.11%	5.68%	3.88%
Loans held for sale	0.68	2.23	6.72	3.48
Securities	19.83	19.80	2.07	1.55
Other	3.04	9.86	4.74	0.18
Total earning assets	100.00%	100.00%	4.94%	3.05%

For the first quarter of 2023, interest income on loans held for investment, on a tax equivalent basis, increased $66,969 to $163,970 from $97,001 for the same period in 2022. In addition to loan growth since the first quarter of 2022, the Federal Reserve began to raise interest rates in March 2022, which positively impacted the Company’s loan pricing, and the average balance of loans held for investment increased $1,580,023 from March 2022, thereby resulting in the increase in interest income on loans held for investment for the first quarter of 2023 as compared to the first quarter of 2022.
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans held for investment, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended
	March 31,
	2023	2022
Net interest income collected on problem loans	$392	$434
Accretable yield recognized on purchased loans(1)	670	1,235
Total impact to interest income on loans	$1,062	$1,669

Impact to loan yield	0.04%	0.07%

Impact to net interest margin	0.03%	0.05%
(1)Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $261 and $373 for the first quarter of 2023 and 2022, respectively. This additional interest income increased total loan yield by one basis point for the first quarter of 2023 and 2022, while increasing net interest margin by one basis point for the same respective periods.
For the first quarter of 2023, interest income on loans held for sale (consisting of mortgage loans held for sale) decreased $1,126 to $1,737 from $2,863 for the same period in 2022.
Investment income, on a tax equivalent basis, increased $4,245 to $15,662 for the first quarter of 2023 from $11,417 for the first quarter of 2022. The tax equivalent yield on the investment portfolio for the first quarter of 2023 was 2.07%, up 52 basis points from 1.55% for the same period in 2022. The increase in taxable equivalent yield on securities for the three months ended March 31, 2023 as compared to the same period in 2022 was due to purchases of higher yielding securities. The increase in yield, coupled with growth in the securities portfolio during 2022 led to the growth in investment income, on a tax equivalent basis.
Interest expense was $48,270 for the first quarter of 2023 as compared to $10,562 for the same period in 2022.
The following tables present, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Noninterest-bearing demand	29.74%	32.65%	—%	—%
Interest-bearing demand	41.13	46.59	1.36	0.22
Savings	7.14	7.70	0.32	0.05
Brokered deposits	2.68	—	4.42	—
Time deposits	10.61	9.65	1.92	0.55
Short term borrowings	5.78	0.19	4.31	0.48
Long-term Federal Home Loan Bank advances	—	0.01	—	1.86
Subordinated notes	2.15	2.43	5.33	4.26
Other borrowed funds	0.77	0.78	7.67	4.41
Total deposits and borrowed funds	100.00%	100.00%	1.33%	0.30%

Interest expense on deposits was $32,866 and $5,637 for the three months ended March 31, 2023 and 2022, respectively. The cost of total deposits was 0.99% and 0.17% for the three months ended March 31, 2023 and 2022, respectively. The increase in both deposit expense and cost is attributable to the Company’s efforts to offer competitive deposit rates in the rising interest rate environment and its decision to maintain additional on-balance sheet liquidity following the bank failures and broader industry concerns about bank liquidity that arose in March 2023. The Company has continued its efforts to maintain non-interest bearing deposits. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on brokered deposits or wholesale borrowings when advantageous or otherwise deemed advisable due to market conditions.

Interest expense on total borrowings was $15,404 and $4,925 for the three months ended March 31, 2023 and 2022, respectively. The increase in interest expense is a result of higher average borrowings and interest rates primarily due to an increase in short-term FHLB borrowings during the first quarter of 2023.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended March 31,
2023	2022
0.88%	0.91%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify revenue sources. Noninterest income was $37,293 for the first quarter of 2023 as compared to $37,458 for the same period in 2022.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees (which encompasses traditional overdraft fees as well as non-sufficient funds fees). Service charges on deposit accounts were $9,120 and $9,562 for the first quarter of 2023 and 2022, respectively. Overdraft fees, the largest component of service charges on deposits, were $4,580 for the three months ended March 31, 2023, as compared to $5,178 for the same period in 2022. The Company eliminated consumer non-sufficient funds fees as well as transfer fees to linked customer accounts effective January 1, 2023. The fees eliminated totaled approximately $1,300 for the first quarter of 2022.
Fees and commissions were $4,676 during the first quarter of 2023 as compared to $3,982 for the same period in 2022. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. For the first quarter of 2023, interchange fees were $2,327 as compared to $2,431 for the same period in 2022.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $2,446 and $2,554 for the three months ended March 31, 2023 and 2022. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the number of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $910 and $534 for the three months ended March 31, 2023 and 2022, respectively.
Our Wealth Management segment has two divisions: Trust and Financial Services. The Trust division operates on a custodial basis, which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $5,140 for the first quarter of 2023 compared to $5,924 for the same period in 2022. The market value of assets under management or administration was $4,980,887 and $5,021,299 at March 31, 2023 and March 31, 2022, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Interest rate lock commitments and originations of mortgage loans to be sold totaled $629,833 and $258,946, respectively, in the first quarter of 2023 compared to $1,174,146 and $595,045, respectively for the same period in 2022. The decrease in both interest rate lock commitments and mortgage loan originations was due to material increases in mortgage interest rates from historically low rates, significantly dampening demand for mortgages nationwide. In the third quarter of 2022, the Company sold a portion of its mortgage servicing rights portfolio with a carrying value of $15,565 for a pre-tax gain of $2,960. Mortgage banking income was $8,517 and $9,633 for the three months ended March 31, 2023 and 2022, respectively. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended March 31,
	2023	2022
Gain on sales of loans, net (1)	$4,770	$6,047
Fees, net	1,806	3,053
Mortgage servicing income, net	1,941	533
Mortgage banking income, net	$8,517	$9,633
(1) Gain on sales of loans, net includes pipeline fair value adjustments
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and proceeds received upon the death of covered individuals. BOLI income was $3,003 for the three months ended March 31, 2023 as compared to $2,153 for the same period in 2022. The Company purchased an additional $80,000 in BOLI policies during the first quarter of 2022. No such purchases were made in the first quarter of 2023.
Other noninterest income was $4,391 and $3,650 for the three months ended March 31, 2023 and 2022, respectively. Other noninterest income includes income from our SBA banking division, our capital markets division and other miscellaneous income and can fluctuate based on production in our SBA banking and capital markets divisions and recognition of other seasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended March 31,
2023	2022
2.55%	2.29%
Noninterest expense was $107,708 and $94,105 for the first quarter of 2023 and 2022, respectively.
Salaries and employee benefits increased $7,593 to $69,832 for the first quarter of 2023 as compared to $62,239 for the same period in 2022. The increase in salaries and employee benefits is due to increases in the minimum wage we pay our employees that were implemented in May 2022. The Company also incurred higher levels of performance-based incentive expense and medical and other insurance related expense in the first quarter of 2023. The acquisition of RBC added $1,563 to salaries and employee benefits expense in the first quarter of 2023.
Data processing costs decreased to $3,633 in the first quarter of 2023 from $4,263 for the same period in 2022. The decline in the first quarter of 2023 as compared to the same period in 2022 is primarily due to the Company's renegotiation of certain vendor contracts. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense for the first quarter of 2023 was $11,405, as compared to $11,276 for the same period in 2022.
For the first quarter of 2023 the Company had expenses of $30 related to other real estate owned as compared to a net gain of $241 for the same period in 2022. Expenses on other real estate owned included write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $14 for the first three months of 2022. There were no such write downs during the first quarter of 2023. For the three months ended March 31, 2023 and 2022, other real estate owned with a cost basis of $552 and $665, respectively, was sold, resulting in a net gain of $95 and $291, respectively.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulations. Professional fees were $3,467 for the first quarter of 2023 as compared to $3,151 for the same period in 2022.
Advertising and public relations expense was $4,686 for the first quarter of 2023 as compared to $4,059 for the same period in 2022. During the three months ended March 31, 2023 and 2022, the Company contributed approximately $1,067 and $1,000, respectively, to charitable organizations throughout Mississippi and Georgia, which contributions are included in our advertising and public relations expense, for which it received a dollar-for-dollar tax credit.
Amortization of intangible assets totaled $1,426 and $1,366 for the first quarter of 2023 and 2022, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 1 year to 8 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $1,980 for the first quarter of 2023 as compared to $2,027 for the same period in 2022.
Other noninterest expense includes the provision for unfunded commitments, business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $11,249 for the three months ended March 31, 2023 as compared to $5,733 for the same period in 2022. The increase in other noninterest expense is primarily attributable to lower deferred loan origination expense in the first quarter of 2023 compared to the same period in 2022. The amount of loan origination expense deferred is directly correlated to the volume and mix of our loan production during the quarter. A negative provision (recovery) for unfunded commitments of $1,500 and $550 was recorded for the first quarter of 2023 and 2022, respectively.
Efficiency Ratio

	Efficiency Ratio
	Three Months Ended March 31,
	2023	2022
Efficiency ratio (GAAP)	61.26%	67.78%

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
Income Taxes
Income tax expense for the first quarter of 2023 and 2022 was $11,322 and $7,935, respectively. The Company recognized tax credits of approximately $1,067 in the first quarter of 2023 (as mentioned above in the advertising and public relations discussion) as compared to approximately $1,000 in the first quarter of 2022.

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
The Company’s practice is to charge off estimated losses as soon as management believes the uncollectability of a loan balance is confirmed and such losses are reasonably quantified. Net charge-offs for the first three months of 2023 were $4,732, or 0.16% of average loans (annualized), compared to net charge-offs of $851, or 0.03% of average loans (annualized), for the same period in 2022. The charge-offs were fully reserved for in the Company’s allowance for credit losses on loans. Subsequent recoveries, if any, are credited to the allowance for credit losses on loans.
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

The following table presents the allocation of the allowance for credit losses on loans by loan category and the percentage of loans in each category to total loans as of the dates presented:

	March 31, 2023		December 31, 2022		March 31, 2022
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$44,678	14.79%	$44,255	14.46%	$33,606	14.02%
Lease financing	2,437	1.03%	2,463	0.99%	1,582	0.87%
Real estate – construction	19,959	12.10%	19,114	11.49%	18,411	11.85%
Real estate – 1-4 family mortgage	45,981	27.87%	44,727	27.78%	36,848	27.54%
Real estate – commercial mortgage	72,770	43.23%	71,798	44.20%	65,231	44.39%
Installment loans to individuals	9,467	0.98%	9,733	1.08%	10,790	1.33%
Total	$195,292	100.00%	$192,090	100.00%	$166,468	100.00%

The provision for credit losses on loans charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a provision for credit losses of $7,960 in the first quarter of 2023, as compared to $1,500 in the first quarter of 2022. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. The provision activity during the current quarter was primarily driven by loan growth coupled with a slight deterioration in our economic forecast.
The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
Balance at beginning of period	$192,090	$164,171
Impact of PCD loans acquired during the period	(26)	1,648
Charge-offs
Commercial, financial, agricultural	529	2,102
Lease financing	—	7
Real estate – 1-4 family mortgage	3	163
Real estate – commercial mortgage	5,115	6
Installment loans to individuals	810	779
Total charge-offs	6,457	3,057
Recoveries
Commercial, financial, agricultural	725	1,136
Lease financing	5	12
Real estate – 1-4 family mortgage	24	178
Real estate – commercial mortgage	211	155
Installment loans to individuals	760	725
Total recoveries	1,725	2,206
Net charge-offs	4,732	851
Provision for credit losses on loans	7,960	1,500
Balance at end of period	$195,292	$166,468
Net charge-offs (annualized) to average loans	0.16%	0.03%
Net charge-offs to allowance for credit losses on loans	2.42%	0.51%
Allowance for credit losses on loans to:
Total loans	1.66%	1.61%
Nonperforming loans	259.39%	318.65%
Nonaccrual loans	344.88%	320.16%

The table below reflects annualized net charge-offs (recoveries) to daily average loans outstanding, by loan category, during the periods presented:

	Three Months Ended
	March 31, 2023			March 31, 2022
	Net Charge-offs	Average Loans	Annualized Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Annualized Net Charge-offs to Average Loans
Commercial, financial, agricultural	$(196)	$1,721,838	(0.05)%	$966	$1,424,565	0.28%
Lease financing	(5)	116,164	(0.02)	(5)	84,681	(0.02)%
Real estate – construction	—	1,310,125	—	—	1,107,529	—%
Real estate – 1-4 family mortgage	(21)	3,319,795	—	(15)	2,810,988	—%
Real estate – commercial mortgage	4,904	5,101,752	0.39	(149)	4,540,731	(0.01)%
Installment loans to individuals	50	118,860	0.17	54	140,017	0.16%
Total	$4,732	$11,688,534	0.16%	$851	$10,108,511	0.03%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
Real estate – construction:
Residential	$—	$—
Total real estate – construction	—	—
Real estate – 1-4 family mortgage:
Primary	(10)	62
Home equity	(3)	22
Rental/investment	(2)	(2)
Land development	(6)	(97)
Total real estate – 1-4 family mortgage	(21)	(15)
Real estate – commercial mortgage:
Owner-occupied	(78)	(149)
Non-owner occupied	4,982	—
Land development	—	—
Total real estate – commercial mortgage	4,904	(149)
Total net charge-offs (recoveries) of loans secured by real estate	$4,883	$(164)

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

Three Months Ended March 31,	2023	2022
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,118	$20,035
Provision for (recovery of provision for) credit losses on unfunded loan commitments (included in other noninterest expense)	(1,500)	(550)
Ending balance	$18,618	$19,485
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
The following tables provide details of the Company’s nonperforming assets as of the dates presented.

	March 31, 2023	December 31, 2022
Nonaccruing loans	$56,626	$56,545
Accruing loans past due 90 days or more	18,664	331
Total nonperforming loans	75,290	56,876
Other real estate owned	4,818	1,763
Total nonperforming assets	$80,108	$58,639
Nonperforming loans to total loans	0.64%	0.49%
Nonaccruing loans to total loans	0.49%	0.49%
Nonperforming assets to total assets	0.46%	0.35%

The following table presents nonperforming loans by loan category as of the dates presented:

	March 31, 2023	December 31, 2022	March 31, 2022
Commercial, financial, agricultural	$11,382	$12,543	$13,177
Lease financing	—	—	—
Real estate – construction:
Residential	152	77	—
Commercial	—	—	—
Total real estate – construction	152	77	—
Real estate – 1-4 family mortgage:
Primary	34,755	30,076	20,331
Home equity	2,278	1,909	2,233
Rental/investment	2,849	1,014	878
Land development	20	82	521
Total real estate – 1-4 family mortgage	39,902	33,081	23,963
Real estate – commercial mortgage:
Owner-occupied	20,389	5,499	5,700
Non-owner occupied	2,963	5,342	8,558
Land development	265	71	485
Total real estate – commercial mortgage	23,617	10,912	14,743
Installment loans to individuals	237	263	359
Total nonperforming loans	$75,290	$56,876	$52,242

Total nonperforming loans as a percentage of total loans were 0.64% as of March 31, 2023 as compared to 0.49% and 0.51% as of December 31, 2022 and March 31, 2022, respectively. The increase in nonperforming loans is primarily due to two loans, both of which are fully secured and with respect to which the Company expects no loss. The Company’s coverage ratio, or its allowance for credit losses on loans as a percentage of nonperforming loans, was 259.39% as of March 31, 2023 as compared to 337.73% as of December 31, 2022 and 318.65% as of March 31, 2022.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at March 31, 2023. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due but still accruing interest were $50,992, or 0.43% of total loans, at March 31, 2023 as compared to $58,703, or 0.51% of total loans, at December 31, 2022 and $30,617, or 0.30% of total loans, at March 31, 2022.
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, excluding covenant waivers and modification of contingent acceleration clauses are required to be disclosed in accordance with ASU 2022-02 and can contribute to our credit risk. The amortized cost of these modifications, all of which were in the form of interest rate reductions, totaled $1,184 during the first quarter of 2023, of which $1,029 and $155 were Real estate - commercial mortgage, non-owner occupied and Real estate - commercial mortgage, owner-occupied, respectively. These modifications represent an insignificant percentage of total loans. For modified loans in the Real estate - commercial mortgage, non-owner occupied class, the weighted average interest rate at modification was 6.67% and was reduced to 6.55%. For modified loans in the Real estate - commercial mortgage, owner occupied class, the weighted average interest rate at modification was 5.43% and was reduced to 4.75%. These loan modifications were current and accruing at March 31, 2023, and had no unused commitments. Upon the Company’s determination that a modified loan has been subsequently deemed uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted accordingly.
The following table provides details of the Company’s other real estate owned as of the dates presented:

	March 31, 2023	December 31, 2022	March 31, 2022
Residential real estate	$551	$699	$376
Commercial real estate	3,507	62	175
Residential land development	4	246	295
Commercial land development	756	756	1,216
Total other real estate owned	$4,818	$1,763	$2,062

Changes in the Company’s other real estate owned were as follows:

	2023	2022
Balance at January 1	$1,763	$2,540
Transfers of loans	3,623	200
Impairments	—	(14)
Dispositions	(552)	(665)
Other	(16)	1
Balance at March 31	$4,818	$2,062

Other real estate owned with a cost basis of $552 was sold during the three months ended March 31, 2023, resulting in a net gain of $95, while other real estate owned with a cost basis of $665 was sold during the three months ended March 31, 2022, resulting in a net gain of $291.
Interest Rate Risk
Market risk is the risk of loss from adverse changes in market prices and rates. The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets and inventories. Our market risk arises primarily from interest rate risk inherent in lending, investing and deposit-taking activities. Management believes a significant impact on the Company’s financial results stems from our ability to react to changes in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. Changes in rates may also limit our liquidity, making it more costly for the Company to generate funds to make loans and to satisfy customers wishing to withdraw deposits.
Because of the impact of interest rate fluctuations on our profitability and liquidity, the Board of Directors and management actively monitor and manage our interest rate risk exposure. We have an Asset/Liability Committee (“ALCO”) that is authorized by the Board of Directors to monitor our interest rate sensitivity and liquidity risk and to make decisions relating to these processes. The ALCO’s goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk and preserving adequate liquidity so as to minimize the adverse impact of changes in interest rates on net interest income, liquidity and capital. We regularly monitor liquidity and stress our liquidity position in various simulated scenarios, which are incorporated in our contingency funding plan outlining different potential liquidity environments. The ALCO uses an asset/liability model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model is used to perform both net interest income forecast simulations for multiple year horizons and economic value of equity (“EVE”) analyses, each under various interest rate scenarios, which could impact the results presented in the table below.
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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing April 1, 2023, in each case as compared to the result under rates present in the market on March 31, 2023. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not account for changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+200	1.63%	5.71%	5.76%
+100	1.31%	3.01%	3.06%
-100	(3.31)%	(4.05)%	(4.47)%
-200	(9.31)%	(8.80)%	(10.33)%

The rate shock results for the net interest income simulations for the next 24 months produce an asset sensitive position at March 31, 2023. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
The scenarios assume instantaneous movements in interest rates in increments described in the table above. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions, including asset prepayment speeds, the impact of competitive factors on our pricing of loans, deposits and borrowings, how responsive our deposit repricing is to the change in market rates and the expected life of non-maturity deposits. These business assumptions are based upon our experience, business plans and published industry experience; however, such assumptions may not necessarily reflect the manner or timing in which cash flows, asset yields and liability costs respond to changes in market rates. Because these assumptions are inherently uncertain, actual results will differ from simulated results.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, collars, caps and/or floors, forward commitments, and interest rate lock commitments, as part of its ongoing efforts to mitigate its interest rate risk exposure. For more information about the Company’s derivatives, see the information under the heading “Loan Commitments and Other Off-Balance Sheet Arrangements” in the Liquidity and Capital Resources section below and Note 9, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements. The Liquidity and Capital Resources section also details our available sources of liquidity, both on and off-balance sheet.

Liquidity and Capital Resources
Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.
Core deposits, which are deposits excluding brokered deposits and time deposits greater than $250,000, are the major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. We may also access the brokered deposit market where rates are favorable to other sources of liquidity (especially in light of collateral requirements for certain borrowings, as described below) and core deposits are not sufficient for meeting our current and anticipated liquidity needs. During the first quarter of 2023, brokered deposits increased by $623,813 as compared to the balance at December 31, 2022. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the ALCO.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months, the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 17.29% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types, short-term borrowings and derivative instruments. At March 31, 2023, securities with a carrying value of $895,300 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $842,601 similarly pledged at December 31, 2022.
Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were $725,000 in short-term borrowings from the FHLB at March 31, 2023, as compared to $700,000 at December 31, 2022. Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding long-term advances with the FHLB at March 31, 2023 or December 31, 2022. The total amount of the remaining credit available to us from the FHLB at March 31, 2023 was $2,923,320. We also maintain lines of credit with other commercial banks totaling $180,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at March 31, 2023 or December 31, 2022.
Finally, we can access the capital markets to meet liquidity needs. The Company maintains a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which was effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depositary shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company's banking, insurance and wealth management operations as well as other business opportunities. In previous years, we have accessed the capital markets to generate liquidity in the form of common stock and subordinated notes. We have also assumed subordinated notes as part of acquisitions. The carrying value of subordinated notes, net of unamortized debt issuance costs, was $318,835 at March 31, 2023.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Noninterest-bearing demand	29.74%	32.65%	—%	—%
Interest-bearing demand	41.13	46.59	1.36	0.22
Savings	7.14	7.70	0.32	0.05
Brokered deposits	2.68	—	4.42	—
Time deposits	10.61	9.65	1.92	0.55
Short-term borrowings	5.78	0.19	4.31	0.48
Long-term Federal Home Loan Bank advances	—	0.01	—	1.86
Subordinated notes	2.15	2.43	5.33	4.26
Other borrowed funds	0.77	0.78	7.67	4.41
Total deposits and borrowed funds	100.00%	100.00%	1.33%	0.30%

The estimated amount of uninsured and uncollateralized deposits at March 31, 2023 was $4,147,639. Collateralized public funds over the FDIC insurance limits were $1,485,827.

Our strategy in choosing funds is focused on minimizing cost in the context of our balance sheet composition, interest rate risk position and liquidity forecast. Accordingly, management targets growth of core deposits, focusing on noninterest-bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. We constantly monitor our funds position and evaluate the effect that various funding sources have on our financial position.
Cash and cash equivalents were $847,697 at March 31, 2023, as compared to $1,607,493 at March 31, 2022. Cash used in investing activities for the three months ended March 31, 2023 was $153,231, as compared to cash used in investing activities of $584,800 for the three months ended March 31, 2022. Proceeds from the sale, maturity or call of securities within our investment portfolio were $70,766 for the three months ended March 31, 2023, as compared to $135,775 for the same period in 2022. These proceeds were primarily used to fund loan growth in 2023, while they were primarily reinvested into the investment portfolio in 2022. There were no purchases of investment securities during the first three months of 2023, as compared to $365,069 for the same period in 2022.
Cash provided by financing activities for the three months ended March 31, 2023 was $432,318, as compared to cash provided by financing activities of $108,512 for the same period in 2022. Deposits increased $425,054 and $85,173 for the three months ended March 31, 2023 and 2022, respectively.
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
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2023, the maximum amount available for transfer from the Bank to the Company in the form of loans was $182,137. The Company maintains a $3,000 line of credit collateralized by cash with the Bank. There were no amounts outstanding under this line of credit at March 31, 2023.
These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the three months ended March 31, 2023, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	March 31, 2023	December 31, 2022
Loan commitments	$3,484,332	$3,577,614
Standby letters of credit	120,787	98,357

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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, collars, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2023, the Company had notional amounts of $305,029 on interest rate contracts with corporate customers and $305,029 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
Additionally, the Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable rate residential mortgage loans and also enters into forward commitments to sell residential mortgage loans to secondary market investors.
The Company also enters into interest rate swap contracts on its FHLB borrowings and its junior subordinated debentures that are accounted for as cash flow hedges. Under each of these contracts, the Company pays a fixed rate of interest and receives a variable rate of interest based on the three-month or one-month LIBOR plus a predetermined spread. The Company entered into an interest rate swap contract on its subordinated notes that is accounted for as a fair value hedge. Under this contract, the Company pays a variable rate of interest based on the three-month LIBOR plus a predetermined spread and receives a fixed rate of interest. Additionally, the Company entered into an interest rate collar on forecasted borrowings in June 2022 with a 2.25% floor and 4.57% cap, which is accounted for as a cash flow hedge. The Company entered into a second interest rate collar in October 2022 with a 2.75% floor and 4.75% cap. The collar hedging strategy stabilizes interest rate fluctuation by setting both a floor and a cap.
For more information about the Company’s derivatives, see Note 9, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $2,187,300 at March 31, 2023 compared to $2,136,016 at December 31, 2022. Book value per share was $39.01 and $38.18 at March 31, 2023 and December 31, 2022, respectively. The growth in shareholders’ equity was attributable to changes in accumulated other comprehensive income and current period earnings, offset by dividends declared.
In October 2022, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $100,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The program will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. The Company did not repurchase any of its common stock under the stock repurchase plan in the first quarter of 2023.
The Company has junior subordinated debentures with a carrying value of $112,276 at March 31, 2023, of which $108,685 is included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the debentures we include in Tier 1 capital at March 31, 2023. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if we make any acquisition of a financial institution now that we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.
The Company has subordinated notes with a par value of $340,000 at March 31, 2023, of which $336,104 is included in the Company’s Tier 2 capital.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,394,401	10.19%	$889,836	6.50%	$958,285	7.00%
Tier 1 risk-based capital ratio	1,503,086	10.98%	1,095,183	8.00%	1,163,632	8.50%
Total risk-based capital ratio	2,009,552	14.68%	1,368,979	10.00%	1,437,428	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,503,086	9.18%	818,319	5.00%	654,655	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,651,005	12.03%	$891,753	6.50%	$960,349	7.00%
Tier 1 risk-based capital ratio	1,651,005	12.03%	1,097,542	8.00%	1,166,138	8.50%
Total risk-based capital ratio	1,821,367	13.28%	1,371,927	10.00%	1,440,524	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,651,005	10.08%	818,664	5.00%	654,931	4.00%

December 31, 2022
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,372,747	10.21%	$874,093	6.50%	$941,331	7.00%
Tier 1 risk-based capital ratio	1,481,197	11.01%	1,075,807	8.00%	1,143,045	8.50%
Total risk-based capital ratio	1,968,001	14.63%	1,344,758	10.00%	1,411,996	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,481,197	9.36%	790,853	5.00%	632,683	4.00%

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,630,389	12.10%	$876,066	6.50%	$943,455	7.00%
Tier 1 risk-based capital ratio	1,630,389	12.10%	1,078,235	8.00%	1,145,624	8.50%
Total risk-based capital ratio	1,781,312	13.22%	1,347,794	10.00%	1,415,183	10.50%
Leverage capital ratios:
Tier 1 leverage ratio	1,630,389	10.30%	791,299	5.00%	633,040	4.00%
The Company elected to take advantage of transitional relief offered by the Federal Reserve and FDIC to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transitional period to phase out the capital benefit provided by the two-year delay. The three-year transitional period began on January 1, 2022.
For more information regarding the capital adequacy guidelines applicable to the Company and Renasant Bank, please refer to Note 14, “Regulatory Matters,” in the Notes to the Consolidated Financial Statements of the Company in Item 1, Financial Statements.
Critical Accounting Estimates
We have identified certain accounting estimates that involve significant judgment and estimates which can have a material impact on our financial condition or results of operations. Our accounting policies are more fully described in Note 1,

“Significant Accounting Policies,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 24, 2023. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.
The critical accounting estimates that we believe to be the most critical in preparing our consolidated financial statements relate to the allowance for credit losses and acquisition accounting, which are described under “Critical Accounting Policies and Estimates” in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2022. Since December 31, 2022, there have been no material changes in these critical accounting estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2022. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 24, 2023.

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

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS

When evaluating the risk of an investment in the Company’s common stock, potential investors should carefully consider the risk factors appearing in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.
Our business, financial condition and results of operations could be materially affected by adverse developments impacting the financial services industry, such as recent bank failures or concerns involving liquidity.
Recent bank failures have created general uncertainty and generated concerns regarding the adequacy of liquidity of the banking sector generally, resulting in significant volatility in stock prices of publicly-traded bank holding companies. These developments appear to have negatively impacted some customers’ confidence in banks, prompting these customers to maintain their deposits with larger financial institutions, and additional bank failures or sales of distressed banks in anticipation of their failure could prolong customer concerns. In addition, competition for deposits has increased in recent periods, and the cost of funding, both for deposits and other sources of liquidity, has increased. If the concerns surrounding the banking sector persist, our businesses, financial condition and results of operations could be materially adversely impacted.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

During the three month period ended March 31, 2023, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number of Shares or Approximate Dollar Value of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)(3)
January 1, 2023 to January 31, 2023	26,331	$37.59	—	$100,000
February 1, 2023 to February 28, 2023	—	—	—	100,000
March 1, 2023 to March 31, 2023	45,125	31.08	—	100,000
Total	71,456	$33.48	—
(1)All shares in this column represent shares of Renasant Corporation stock withheld to satisfy the federal and state tax liabilities related to the vesting of performance- and time-based restricted stock awards.
(2)The Company announced a $100.0 million stock repurchase program in October 2022 under which the Company was authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. This plan will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. No shares were repurchased during the first quarter of 2023 under this plan.
(3)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 6. EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (1)

(3)(ii)	Amended and Restated Bylaws of Renasant Corporation (2)

(3)(iii)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (3)

(3)(iv)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (4)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (Unaudited).

(104)	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

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

RENASANT CORPORATION
(Registrant)

Date:	May 8, 2023	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2023	/s/ James C. Mabry IV
James C. Mabry IV
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)