Form 10-Q
period 2023-06-30
RENASANT CORP
filed 2023-08-04
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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

As of July 31, 2023, 56,136,863 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30, 2023	December 31, 2022
Assets
Cash and due from banks	$211,452	$193,513
Interest-bearing balances with banks	735,447	382,479
Cash and cash equivalents	946,899	575,992
Securities held to maturity (net of allowance for credit losses of $32 at each of June 30, 2023 and December 31, 2022) (fair value of $1,153,541 and $1,206,540, respectively)	1,273,044	1,324,040
Securities available for sale, at fair value	950,930	1,533,942
Loans held for sale, at fair value	249,615	110,105
Loans held for investment, net of unearned income	11,930,516	11,578,304
Allowance for credit losses on loans	(194,391)	(192,090)
Loans, net	11,736,125	11,386,214
Premises and equipment, net	285,952	283,595
Other real estate owned, net	5,120	1,763
Goodwill	991,665	991,708
Other intangible assets, net	21,381	24,176
Bank-owned life insurance	377,649	373,808
Mortgage servicing rights	87,432	84,448
Other assets	298,530	298,385
Total assets	$17,224,342	$16,988,176
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$3,878,953	$4,558,756
Interest-bearing	10,216,408	8,928,210
Total deposits	14,095,361	13,486,966
Short-term borrowings	257,305	712,232
Long-term debt	429,630	428,133
Other liabilities	233,418	224,829
Total liabilities	15,015,714	14,852,160
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 56,132,478 and 55,953,104 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost – 3,164,247 and 3,343,621 shares, respectively	(105,589)	(111,577)
Additional paid-in capital	1,301,883	1,302,422
Retained earnings	907,312	857,725
Accumulated other comprehensive loss, net of taxes	(191,461)	(209,037)
Total shareholders’ equity	2,208,628	2,136,016
Total liabilities and shareholders’ equity	$17,224,342	$16,988,176
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income
Loans	$176,188	$108,995	$339,712	$207,687
Securities
Taxable	12,300	10,567	25,553	19,501
Tax-exempt	1,700	1,904	3,538	3,805
Other	6,978	1,954	12,408	2,618
Total interest income	197,166	123,420	381,211	233,611
Interest expense
Deposits	51,391	5,018	84,257	10,655
Borrowings	15,559	4,887	30,963	9,812
Total interest expense	66,950	9,905	115,220	20,467
Net interest income	130,216	113,515	265,991	213,144
Provision for credit losses on loans	3,000	2,000	10,960	3,500
Net interest income after provision for credit losses	127,216	111,515	255,031	209,644
Noninterest income
Service charges on deposit accounts	9,733	9,734	18,853	19,296
Fees and commissions	4,987	4,668	9,663	8,650
Insurance commissions	2,809	2,591	5,255	5,145
Wealth management revenue	5,338	5,711	10,478	11,635
Mortgage banking income	9,771	8,316	18,288	17,949
Net loss on sales of securities	(22,438)	—	(22,438)	—
BOLI income	2,402	2,331	5,405	4,484
Other	4,624	3,863	9,015	7,513
Total noninterest income	17,226	37,214	54,519	74,672
Noninterest expense
Salaries and employee benefits	70,637	65,580	140,469	127,819
Data processing	3,684	3,590	7,317	7,853
Net occupancy and equipment	11,865	11,155	23,270	22,431
Other real estate owned	51	(187)	81	(428)
Professional fees	4,012	2,778	7,479	5,929
Advertising and public relations	3,482	3,406	8,168	7,465
Intangible amortization	1,369	1,310	2,795	2,676
Communications	2,226	1,904	4,206	3,931
Merger and conversion related expenses	—	—	—	687
Restructuring charges	—	1,187	—	732
Other	11,839	7,471	23,088	13,204
Total noninterest expense	109,165	98,194	216,873	192,299
Income before income taxes	35,277	50,535	92,677	92,017
Income taxes	6,634	10,857	17,956	18,792
Net income	$28,643	$39,678	$74,721	$73,225
Basic earnings per share	$0.51	$0.71	$1.33	$1.31
Diluted earnings per share	$0.51	$0.71	$1.33	$1.30
Cash dividends per common share	$0.22	$0.22	$0.44	$0.44
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$28,643	$39,678	$74,721	$73,225
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding losses on securities	(15,930)	(56,958)	(399)	(157,420)
Reclassification adjustment for losses realized in net income	16,816	—	16,816	—
Amortization of unrealized holding losses (gains) on securities transferred to the held to maturity category	2,252	(164)	4,580	(238)
Total securities available for sale	3,138	(57,122)	20,997	(157,658)
Derivative instruments:
Unrealized holding (losses) gains on derivative instruments	(2,361)	6,262	(3,593)	12,641
Total derivative instruments	(2,361)	6,262	(3,593)	12,641
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	86	31	172	62
Total defined benefit pension and post-retirement benefit plans	86	31	172	62
Other comprehensive income (loss), net of tax	863	(50,829)	17,576	(144,955)
Comprehensive income (loss)	$29,506	$(11,151)	$92,297	$(71,730)

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended June 30, 2023	Shares	Amount
Balance at January 1, 2023	55,953,104	$296,483	$(111,577)	$1,302,422	$857,725	$(209,037)	$2,136,016
Net income	—	—	—	—	46,078	—	46,078
Other comprehensive income	—	—	—	—	—	16,713	16,713
Comprehensive income							62,791
Cash dividends ($0.22 per share)	—	—	—	—	(12,561)	—	(12,561)
Issuance of common stock for stock-based compensation awards	120,554	—	4,018	(6,409)	—	—	(2,391)
Stock-based compensation expense	—	—	—	3,445	—	—	3,445
Balance at March 31, 2023	56,073,658	$296,483	$(107,559)	$1,299,458	$891,242	$(192,324)	$2,187,300
Net income	—	$—	$—	$—	$28,643	$—	$28,643
Other comprehensive income	—	—	—	—	—	863	863
Comprehensive income							29,506
Cash dividends ($0.22 per share)	—	—	—	—	(12,573)	—	(12,573)
Issuance of common stock for stock-based compensation awards	58,820	—	1,970	(970)	—	—	1,000
Stock-based compensation expense	—	—	—	3,395	—	—	3,395
Balance at June 30, 2023	56,132,478	$296,483	$(105,589)	$1,301,883	$907,312	$(191,461)	$2,208,628

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Six Months Ended June 30, 2022	Shares	Amount
Balance at January 1, 2022	55,756,233	$296,483	$(118,027)	$1,300,192	$741,648	$(10,443)	$2,209,853
Net income	—	—	—	—	33,547	—	33,547
Other comprehensive loss	—	—	—	—	—	(94,126)	(94,126)
Comprehensive loss							(60,579)
Cash dividends ($0.22 per share)	—	—	—	—	(12,505)	—	(12,505)
Issuance of common stock for stock-based compensation awards	124,433	—	3,977	(6,442)	—	—	(2,465)
Stock-based compensation expense	—	—	—	3,338	—	—	3,338
Balance at March 31, 2022	55,880,666	$296,483	$(114,050)	$1,297,088	$762,690	$(104,569)	$2,137,642
Net income	—	$—	$—	$—	$39,678	$—	$39,678
Other comprehensive loss	—	—	—	—	—	(50,829)	(50,829)
Comprehensive loss							(11,151)
Cash dividends ($0.22 per share)	—	—	—	—	(12,488)	—	(12,488)
Issuance of common stock for stock-based compensation awards	51,351	—	1,755	(1,833)	—	—	(78)
Stock-based compensation expense	—	—	—	2,952	—	—	2,952
Balance at June 30, 2022	55,932,017	$296,483	$(112,295)	$1,298,207	$789,880	$(155,398)	$2,116,877

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$74,721	$73,225
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	10,960	3,500
Depreciation, amortization and accretion	18,365	23,947
Deferred income tax expense	302	5,150
Funding of mortgage loans held for sale	(659,921)	(1,076,613)
Proceeds from sales of mortgage loans held for sale	526,853	1,345,924
Gains on sales of mortgage loans held for sale	(9,417)	(9,537)
Losses on sales of securities	22,438	—
Losses (gains) on sales of premises and equipment	7	(236)
Stock-based compensation expense	6,840	6,290
Increase in other assets	(26,264)	(2,867)
Increase (decrease) in other liabilities	3,576	(19,077)
Net cash (used in) provided by operating activities	(31,540)	349,706
Investing activities
Purchases of securities available for sale	—	(609,752)
Proceeds from sales of securities available for sale	488,981	—
Proceeds from call/maturities of securities available for sale	90,830	249,394
Purchases of securities held to maturity	—	(91,803)
Proceeds from call/maturities of securities held to maturity	54,123	17,262
Net increase in loans	(363,231)	(555,936)
Purchases of premises and equipment	(12,353)	(5,865)
Proceeds from sales of premises and equipment	—	933
Purchase of bank-owned life insurance	—	(80,000)
Net change in FHLB stock	13,268	(3,526)
Proceeds from sales of other assets	827	1,524
Net cash paid in acquisition of businesses	—	(10,066)
Other, net	1,668	622
Net cash provided by (used in) investing activities	274,113	(1,087,213)
Financing activities
Net (decrease) increase in noninterest-bearing deposits	(679,803)	23,273
Net increase (decrease) in interest-bearing deposits	1,288,198	(165,068)
Net (decrease) increase in short-term borrowings	(454,927)	69,215
Repayment of long-term debt	—	(32,417)
Cash paid for dividends	(25,134)	(24,993)
Net cash provided by (used in) financing activities	128,334	(129,990)
Net increase (decrease) in cash and cash equivalents	370,907	(867,497)
Cash and cash equivalents at beginning of period	575,992	1,877,965
Cash and cash equivalents at end of period	$946,899	$1,010,468

Supplemental disclosures
Cash paid for interest	$91,861	$19,959
Cash paid for income taxes	$23,071	$6,367
Noncash transactions:
Transfers of loans to other real estate owned	$4,119	$1,284
Recognition of operating right-of-use assets	$611	$1,595
Recognition of operating lease liabilities	$611	$1,595

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

(In Thousands)
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”), Renasant Insurance, Inc., Park Place Capital Corporation and Continental Republic Capital, LLC (doing business as “Republic Business Credit”). Through its subsidiaries, the Company offers a diversified range of financial, wealth management, fiduciary and insurance services to its retail and commercial customers from offices located throughout the Southeast and offers factoring and asset-based lending on a nationwide basis.
The Bank acquired Southeastern Commercial Finance, LLC (“SCF”), an asset-based lending company headquartered in Birmingham, Alabama, effective March 1, 2022. Prior to the end of the third quarter of 2022, all of SCF's assets were distributed to the Bank in connection with the conversion and integration of SCF into the Bank.
In September 2022, the Bank formed Renasant Capital Funding Corporation (the “REIT”), which is intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The REIT purchases from the Bank, either by assignment or participation, eligible loans collateralized by real estate located in Georgia and Florida, which allows for more effective monitoring of the loans and better managing liquidity related to such real estate assets. The arrangement provides tax benefits in certain states in which the Company operates.
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

Impact of Recently-Issued Accounting Standards and Pronouncements:
In March 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”), which permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 will be effective on January 1, 2024. Early adoption is permitted, including in an interim period. The adoption of this accounting pronouncement will have no impact on the Company’s historical financial statements but could influence the Company’s decisions with respect to investments in certain tax credits prospectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented in the tables below.

There was no allowance for credit losses allocated to any of the Company’s available for sale securities as of June 30, 2023 or December 31, 2022.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Obligations of states and political subdivisions	$41,474	$16	$(3,439)	$38,051
Residential mortgage backed securities:
Government agency mortgage backed securities	328,760	28	(42,751)	286,037
Government agency collateralized mortgage obligations	516,474	—	(101,385)	415,089
Commercial mortgage backed securities:
Government agency mortgage backed securities	6,042	—	(797)	5,245
Government agency collateralized mortgage obligations	164,320	—	(25,508)	138,812
Other debt securities	73,049	316	(5,669)	67,696
	$1,130,119	$360	$(179,549)	$950,930

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Obligations of other U.S. Government agencies and corporations	$170,000	$—	$(5,340)	$164,660
Obligations of states and political subdivisions	154,066	204	(9,368)	144,902
Residential mortgage backed securities:
Government agency mortgage backed securities	508,415	37	(52,036)	456,416
Government agency collateralized mortgage obligations	605,033	—	(103,864)	501,169
Commercial mortgage backed securities:
Government agency mortgage backed securities	11,166	—	(1,053)	10,113
Government agency collateralized mortgage obligations	211,435	—	(25,589)	185,846
Other debt securities	74,885	—	(4,049)	70,836
	$1,735,000	$241	$(201,299)	$1,533,942

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Obligations of states and political subdivisions	$289,949	$23	$(42,782)	$247,190
Residential mortgage backed securities
Government agency mortgage backed securities	455,199	—	(25,797)	429,402
Government agency collateralized mortgage obligations	405,793	—	(35,372)	370,421
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,995	—	(3,231)	13,764
Government agency collateralized mortgage obligations	44,913	—	(7,318)	37,595
Other debt securities	60,227	—	(5,058)	55,169
	$1,273,076	$23	$(119,558)	$1,153,541
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$1,273,044

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Obligations of states and political subdivisions	$291,886	$17	$(48,325)	$243,578
Residential mortgage backed securities
Government agency mortgage backed securities	483,560	—	(24,432)	459,128
Government agency collateralized mortgage obligations	423,315	—	(30,706)	392,609
Commercial mortgage backed securities:
Government agency mortgage backed securities	17,006	—	(3,261)	13,745
Government agency collateralized mortgage obligations	45,430	—	(6,559)	38,871
Other debt securities	62,875	—	(4,266)	58,609
	$1,324,072	$17	$(117,549)	$1,206,540
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$1,324,040

Securities sold were as follows for the three and six months ended June 30, 2023. There were no securities sold during the three and six months ended June 30, 2022.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Carrying Value	Net Proceeds	(Loss)
Three months ended June 30, 2023
Obligations of other U.S. Government agencies and corporations	$170,000	$164,915	$(5,085)
Obligations of states and political subdivisions	104,950	99,439	$(5,511)
Residential mortgage backed securities:
Government agency mortgage backed securities	137,196	130,602	$(6,594)
Government agency collateralized mortgage obligations	54,028	51,101	(2,927)
Commercial mortgage backed securities:
Government agency mortgage backed securities	5,048	4,825	(223)
Government agency collateralized mortgage obligations	40,197	38,099	(2,098)
	$511,419	$488,981	$(22,438)
Six months ended June 30, 2023
Obligations of other U.S. Government agencies and corporations	$170,000	$164,915	$(5,085)
Obligations of states and political subdivisions	104,950	99,439	(5,511)
Residential mortgage backed securities:
Government agency mortgage backed securities	137,196	130,602	(6,594)
Government agency collateralized mortgage obligations	54,028	51,101	(2,927)
Commercial mortgage backed securities:
Government agency mortgage backed securities	5,048	4,825	(223)
Government agency collateralized mortgage obligations	40,197	38,099	(2,098)
	$511,419	$488,981	$(22,438)

At June 30, 2023 and December 31, 2022, securities with a carrying value of $771,201 and $824,417, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $14,822 and $18,184 were pledged as collateral for short-term borrowings and derivative instruments at June 30, 2023 and December 31, 2022, respectively.
The amortized cost and fair value of securities at June 30, 2023 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$8,630	$8,599
Due after one year through five years	3,294	3,115	37,323	37,428
Due after five years through ten years	70,241	61,158	51,728	44,978
Due after ten years	216,413	182,917	16,769	14,671
Residential mortgage backed securities:
Government agency mortgage backed securities	455,199	429,402	328,760	286,037
Government agency collateralized mortgage obligations	405,793	370,421	516,474	415,089
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,995	13,764	6,042	5,245
Government agency collateralized mortgage obligations	44,913	37,595	164,320	138,812
Other debt securities	60,228	55,169	73	71
	$1,273,076	$1,153,541	$1,130,119	$950,930

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the age of gross unrealized losses and fair value by investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
June 30, 2023
Obligations of states and political subdivisions	10	7,827	(35)	10	23,073	(3,404)	20	30,900	(3,439)
Residential mortgage backed securities:
Government agency mortgage backed securities	4	6,673	(368)	46	275,823	(42,383)	50	282,496	(42,751)
Government agency collateralized mortgage obligations	0	—	—	41	415,090	(101,385)	41	415,090	(101,385)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	2	5,245	(797)	2	5,245	(797)
Government agency collateralized mortgage obligations	1	1,131	(38)	26	137,681	(25,470)	27	138,812	(25,508)
Other debt securities	3	5,492	(800)	18	32,171	(4,869)	21	37,663	(5,669)
Total	18	$21,123	$(1,241)	143	$889,083	$(178,308)	161	$910,206	$(179,549)
December 31, 2022
Obligations of other U.S. Government agencies and corporations	5	$164,660	$(5,340)	—	$—	$—	5	$164,660	$(5,340)
Obligations of states and political subdivisions	84	$96,939	$(4,869)	11	$33,038	$(4,499)	95	$129,977	$(9,368)
Residential mortgage backed securities:
Government agency mortgage backed securities	97	214,516	(15,115)	29	237,970	(36,921)	126	452,486	(52,036)
Government agency collateralized mortgage obligations	16	109,753	(8,552)	36	391,416	(95,312)	52	501,169	(103,864)
Commercial mortgage backed securities:
Government agency mortgage backed securities	4	10,114	(1,053)	—	—	—	4	10,114	(1,053)
Government agency collateralized mortgage obligations	16	67,026	(3,828)	21	118,821	(21,760)	37	185,847	(25,588)
Other debt securities	25	63,423	(3,167)	1	7,412	(883)	26	70,835	(4,050)
Total	247	$726,431	$(41,924)	98	$788,657	$(159,375)	345	$1,515,088	$(201,299)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
June 30, 2023
Obligations of states and political subdivisions	126	$242,673	$(42,767)	1	$426	$(15)	127	$243,099	$(42,782)
Residential mortgage backed securities:
Government agency mortgage backed securities	2	39,028	(1,387)	68	395,220	(24,410)	70	434,248	(25,797)
Government agency collateralized mortgage obligations	1	26,396	(1,278)	17	344,025	(34,094)	18	370,421	(35,372)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	1	13,764	(3,231)	1	13,764	(3,231)
Government agency collateralized mortgage obligations	1	4,290	(298)	8	33,305	(7,020)	9	37,595	(7,318)
Other debt securities	—	—	—	10	50,323	(5,058)	10	50,323	(5,058)
Total	130	$312,387	$(45,730)	105	$837,063	$(73,828)	235	$1,149,450	$(119,558)
December 31, 2022
Obligations of states and political subdivisions	105	$191,442	$(35,871)	24	$49,697	$(12,454)	129	$241,139	$(48,325)
Residential mortgage backed securities:
Government agency mortgage backed securities	8	94,258	(4,186)	62	364,870	(20,246)	70	459,128	(24,432)
Government agency collateralized mortgage obligations	4	98,912	(5,479)	14	293,698	(25,227)	18	392,610	(30,706)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	13,745	(3,261)	—	—	—	1	13,745	(3,261)
Government agency collateralized mortgage obligations	2	7,651	(626)	7	31,220	(5,933)	9	38,871	(6,559)
Other debt securities	2	42,567	(2,013)	8	16,042	(2,253)	10	58,609	(4,266)
Total	122	$448,575	$(51,436)	115	$755,527	$(66,113)	237	$1,204,102	$(117,549)

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

As of June 30, 2023, the Company does not intend to sell any securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period longer than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. Based upon its review of securities with unrealized losses as of June 30, 2023, the Company determined that all such losses resulted from factors not deemed credit related. As such, the Company did not record any impairment for the first six months of 2023.

The allowance for credit losses on held to maturity securities was $32 at June 30, 2023 and December 31, 2022. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by third party ratings agencies. Updated investment grades are obtained as they become available from agencies. As of June 30, 2023, all of the amortized cost of debt securities held to maturity were rated A or higher by the ratings agencies.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 3, all references to “loans” mean loans excluding loans held for sale.

The following is a summary of loans and leases as of the dates presented:

	June 30, 2023	December 31, 2022
Commercial, financial, agricultural	$1,729,070	$1,673,883
Lease financing	129,998	122,167
Real estate – construction:
Residential	308,401	355,500
Commercial	1,060,618	974,837
Total real estate – construction	1,369,019	1,330,337
Real estate – 1-4 family mortgage:
Primary	2,372,739	2,222,856
Home equity	502,341	501,906
Rental/investment	335,509	334,382
Land development	138,065	157,119
Total real estate – 1-4 family mortgage	3,348,654	3,216,263
Real estate – commercial mortgage:
Owner-occupied	1,553,890	1,539,296
Non-owner occupied	3,585,160	3,452,910
Land development	113,429	125,857
Total real estate – commercial mortgage	5,252,479	5,118,063
Installment loans to individuals	108,924	124,745
Gross loans	11,938,144	11,585,458
Unearned income	(7,628)	(7,154)
Loans, net of unearned income	$11,930,516	$11,578,304

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2023
Commercial, financial, agricultural	$238	$228	$1,721,134	$1,721,600	$14	$1,904	$5,552	$7,470	$1,729,070
Lease financing	—	—	129,998	129,998	—	—	—	—	129,998
Real estate – construction:
Residential	—	—	308,401	308,401	—	—	—	—	308,401
Commercial	—	—	1,060,618	1,060,618	—	—	—	—	1,060,618
Total real estate – construction	—	—	1,369,019	1,369,019	—	—	—	—	1,369,019
Real estate – 1-4 family mortgage:
Primary	6,127	—	2,330,145	2,336,272	4,350	17,260	14,857	36,467	2,372,739
Home equity	2,340	—	497,702	500,042	296	835	1,168	2,299	502,341
Rental/investment	146	1	332,277	332,424	319	2,236	530	3,085	335,509
Land development	64	—	137,982	138,046	—	3	16	19	138,065
Total real estate – 1-4 family mortgage	8,677	1	3,298,106	3,306,784	4,965	20,334	16,571	41,870	3,348,654
Real estate – commercial mortgage:
Owner-occupied	1,110	20,999	1,528,758	1,550,867	—	1,639	1,384	3,023	1,553,890
Non-owner occupied	741	15,092	3,566,577	3,582,410	—	—	2,750	2,750	3,585,160
Land development	414	—	112,961	113,375	7	—	47	54	113,429
Total real estate – commercial mortgage	2,265	36,091	5,208,296	5,246,652	7	1,639	4,181	5,827	5,252,479
Installment loans to individuals	966	1	107,685	108,652	25	123	124	272	108,924
Unearned income	—	—	(7,628)	(7,628)	—	—	—	—	(7,628)
Loans, net of unearned income	$12,146	$36,321	$11,826,610	$11,875,077	$5,011	$24,000	$26,428	$55,439	$11,930,516

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2022
Commercial, financial, agricultural	$1,303	$69	$1,660,037	$1,661,409	$18	$2,373	$10,083	$12,474	$1,673,883
Lease financing	—	—	122,167	122,167	—	—	—	—	122,167
Real estate – construction:
Residential	49	—	355,374	355,423	—	—	77	77	355,500
Commercial	8,525	—	966,312	974,837	—	—	—	—	974,837
Total real estate – construction	8,574	—	1,321,686	1,330,260	—	—	77	77	1,330,337
Real estate – 1-4 family mortgage:
Primary	28,198	—	2,164,582	2,192,780	6,015	12,503	11,558	30,076	2,222,856
Home equity	5,376	—	494,621	499,997	450	754	705	1,909	501,906
Rental/investment	720	38	332,648	333,406	20	331	625	976	334,382
Land development	174	—	156,863	157,037	46	36	—	82	157,119
Total real estate – 1-4 family mortgage	34,468	38	3,148,714	3,183,220	6,531	13,624	12,888	33,043	3,216,263
Real estate – commercial mortgage:
Owner-occupied	8,557	219	1,525,240	1,534,016	1,495	2,244	1,541	5,280	1,539,296
Non-owner occupied	3,521	—	3,444,047	3,447,568	5,304	—	38	5,342	3,452,910
Land development	279	—	125,507	125,786	—	40	31	71	125,857
Total real estate – commercial mortgage	12,357	219	5,094,794	5,107,370	6,799	2,284	1,610	10,693	5,118,063
Installment loans to individuals	2,001	5	122,481	124,487	38	100	120	258	124,745
Unearned income	—	—	(7,154)	(7,154)	—	—	—	—	(7,154)
Loans, net of unearned income	$58,703	$331	$11,462,725	$11,521,759	$13,386	$18,381	$24,778	$56,545	$11,578,304

Certain Modifications to Borrowers Experiencing Financial Difficulty
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, are required to be disclosed in accordance with Accounting Standards Update 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). At June 30, 2023, these loan modifications were performing in accordance with their modified terms and unused commitments totaled $1,600. Upon the Company’s determination that a modified loan has been subsequently deemed uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted accordingly. See Note 4, “Allowance for Credit Losses,” for more information on the allowance for credit losses.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three months and six months ended June 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of loans is also presented below.

	Three Months Ended					Six Months Ended
	Interest Rate Reduction	Term Extension	Payment Delay	Total	% Total Loans by Class	Interest Rate Reduction	Term Extension	Payment Delay	Total	% Total Loans by Class
Commercial, financial, agricultural	$—	$1,210	$—	$1,210	0.07%	$—	$1,210	$—	$1,210	0.07%
Real estate – construction:
Residential	—	4,366	—	4,366	1.42	—	4,366	—	4,366	1.42
Total real estate – construction	—	4,366	—	4,366	0.32	—	4,366	—	4,366	0.32
Real estate – 1-4 family mortgage:
Home equity	9	—	—	9	—	9	—	—	9	—
Total real estate – 1-4 family mortgage	9	—	—	9	—	9	—	—	9	—
Real estate – commercial mortgage:
Owner-occupied	—	—	—	—	—	155	—	—	155	0.01
Non-owner occupied	—	—	—	—	—	1,026	—	—	1,026	0.03
Land development	—	97	277	374	0.33	—	97	277	374	0.33
Total real estate – commercial mortgage	—	97	277	374	0.01	1,181	97	277	1,555	0.03
Loans, net of unearned income	$9	$5,673	$277	$5,959	0.05%	$1,190	$5,673	$277	$7,140	0.06%

The following table presents the weighted average financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2023.

	Three Months Ended			Six Months Ended
	Interest Rate Reduction (in basis points)	Term Extension (in months)	Payment Delay (in months)	Interest Rate Reduction (in basis points)	Term Extension (in months)	Payment Delay (in months)
Commercial, financial, agricultural	—	2.1	—	—	2.1	—
Real estate – construction:
Residential	—	4.7	—	—	4.7	—
Real estate – 1-4 family mortgage:
Home equity	300	—	—	300	—	—
Real estate – commercial mortgage:
Owner-occupied	—	—	—	68	—	—
Non-owner occupied	—	—	—	12	—	—
Land development	—	8.4	3.0	—	8.4	3.0
Loans, net of unearned income	300	4.2	3.0	21	4.2	3.0
Credit Quality
For loans with a commercial purpose, internal risk-rating grades are assigned by lending, credit administration and loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
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
The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2023
Commercial, Financial, Agricultural	$160,357	$337,339	$181,509	$115,728	$57,124	$48,682	$807,867	$8,310	$1,716,916
Pass	159,095	330,341	180,712	114,617	56,481	38,893	792,703	8,071	1,680,913
Special Mention	108	255	84	882	122	1,360	3,437	73	6,321
Substandard	1,154	6,743	713	229	521	8,429	11,727	166	29,682

Lease Financing Receivables	$23,672	$54,488	$15,192	$16,291	$8,155	$4,572	$—	$—	$122,370
Pass	23,672	51,207	14,852	14,069	7,209	3,461	—	—	114,470
Special Mention	—	2,903	—	2,148	880	1,111	—	—	7,042
Substandard	—	378	340	74	66	—	—	—	858

Real Estate - Construction	$185,727	$550,565	$401,648	$90,582	$—	$1,881	$20,208	$—	$1,250,611
Residential	115,937	65,608	4,667	—	—	375	3,406	—	189,993
Pass	115,701	60,205	4,667	—	—	375	3,406	—	184,354
Special Mention	—	1,273	—	—	—	—	—	—	1,273
Substandard	236	4,130	—	—	—	—	—	—	4,366

Commercial	69,790	484,957	396,981	90,582	—	1,506	16,802	—	1,060,618
Pass	69,790	484,957	396,835	90,582	—	1,506	16,802	—	1,060,472
Special Mention	—	—	146	—	—	—	—	—	146
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$59,631	$198,349	$119,937	$46,460	$21,573	$45,521	$26,542	$1,978	$519,991
Primary	4,982	10,317	6,702	4,437	2,030	10,265	1,684	972	41,389
Pass	4,797	10,093	6,484	4,437	2,017	9,788	1,684	972	40,272
Special Mention	185	—	—	—	—	41	—	—	226
Substandard	—	224	218	—	13	436	—	—	891

Home Equity	1,258	188	1,066	—	36	26	16,086	102	18,762
Pass	1,258	188	1,024	—	36	3	16,038	—	18,547
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	42	—	—	23	48	102	215

Rental/Investment	32,640	130,610	77,454	41,538	19,341	26,730	6,169	904	335,386
Pass	32,183	129,979	76,118	39,050	17,653	24,885	6,169	688	326,725
Special Mention	49	244	64	6	53	210	—	—	626
Substandard	408	387	1,272	2,482	1,635	1,635	—	216	8,035

Land Development	20,751	57,234	34,715	485	166	8,500	2,603	—	124,454
Pass	20,711	57,184	34,715	466	166	8,356	2,603	—	124,201
Special Mention	—	50	—	—	—	101	—	—	151
Substandard	40	—	—	19	—	43	—	—	102

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - Commercial Mortgage	$299,282	$1,632,288	$1,081,857	$703,409	$451,560	$920,297	$125,452	$24,729	$5,238,874
Owner-Occupied	88,498	324,773	327,055	225,311	166,529	362,717	55,483	3,395	1,553,761
Pass	87,853	313,918	323,360	221,598	162,782	340,878	46,343	3,110	1,499,842
Special Mention	322	—	2,281	1,115	405	679	19	—	4,821
Substandard	323	10,855	1,414	2,598	3,342	21,160	9,121	285	49,098

Non-Owner Occupied	201,254	1,258,819	739,030	472,819	279,605	548,488	63,974	21,145	3,585,134
Pass	201,225	1,255,224	736,016	472,819	256,063	466,144	63,974	11,960	3,463,425
Special Mention	29	463	2,633	—	7,007	25,645	—	—	35,777
Substandard	—	3,132	381	—	16,535	56,699	—	9,185	85,932

Land Development	9,530	48,696	15,772	5,279	5,426	9,092	5,995	189	99,979
Pass	9,495	48,194	15,452	4,836	5,404	8,635	5,938	189	98,143
Special Mention	—	193	38	—	—	—	—	—	231
Substandard	35	309	282	443	22	457	57	—	1,605

Installment loans to individuals	$—	$—	$—	$—	$13	$—	$—	$—	$13
Pass	—	—	—	—	13	—	—	—	13
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$728,669	$2,773,029	$1,800,143	$972,470	$538,425	$1,020,953	$980,069	$35,017	$8,848,775
Pass	725,780	2,741,490	1,790,235	962,474	507,824	902,924	955,660	24,990	8,611,377
Special Mention	693	5,381	5,246	4,151	8,467	29,147	3,456	73	56,614
Substandard	2,196	26,158	4,662	5,845	22,134	88,882	20,953	9,954	180,784

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2022
Commercial, Financial, Agricultural	$460,604	$209,964	$142,790	$63,164	$25,099	$35,142	$717,422	$3,522	$1,657,707
Pass	450,559	209,580	141,712	62,370	21,963	28,014	704,491	2,384	1,621,073
Special Mention	719	—	1,010	383	678	—	11,616	80	14,486
Substandard	9,326	384	68	411	2,458	7,128	1,315	1,058	22,148

Lease Financing Receivables	$61,424	$18,379	$18,318	$10,628	$4,557	$1,707	$—	$—	$115,013
Pass	58,204	18,379	15,846	9,060	3,269	1,353	—	—	106,111
Watch	—	—	—	—	—	354	—	—	354
Substandard	3,220	—	2,472	1,568	1,288	—	—	—	8,548

Real Estate - Construction	$595,185	$476,190	$109,705	$8,525	$381	$6,858	$13,757	$424	$1,211,025
Residential	214,386	16,483	589	—	381	—	3,925	424	236,188
Pass	214,371	16,483	589	—	381	—	3,925	424	236,173
Special Mention	6	—	—	—	—	—	—	—	6
Substandard	9	—	—	—	—	—	—	—	9

Commercial	380,799	459,707	109,116	8,525	—	6,858	9,832	—	974,837
Pass	380,799	459,707	109,116	8,525	—	6,858	9,832	—	974,837
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$233,370	$141,066	$48,653	$24,664	$25,604	$35,971	$26,920	$1,238	$537,486
Primary	12,877	7,965	5,068	2,435	4,522	8,723	4,931	106	46,627
Pass	12,616	7,965	5,068	2,421	4,522	8,419	4,931	106	46,048
Special Mention	—	—	—	—	—	51	—	—	51
Substandard	261	—	—	14	—	253	—	—	528

Home Equity	272	1,187	—	38	5	27	14,485	141	16,155
Pass	272	1,187	—	38	5	27	14,485	7	16,021
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	134	134

Rental/Investment	138,481	85,711	42,056	21,997	14,785	24,448	5,972	787	334,237
Pass	138,137	85,522	41,604	21,097	14,671	22,899	5,972	482	330,384
Special Mention	231	—	—	—	—	174	—	—	405
Substandard	113	189	452	900	114	1,375	—	305	3,448

Land Development	81,740	46,203	1,529	194	6,292	2,773	1,532	204	140,467
Pass	80,514	46,203	1,525	194	6,292	2,723	1,532	204	139,187
Special Mention	1,226	—	—	—	—	—	—	—	1,226
Substandard	—	—	4	—	—	50	—	—	54

Real Estate - Commercial Mortgage	$1,624,197	$1,000,563	$713,303	$531,424	$277,862	$810,919	$121,305	$25,173	$5,104,746
Owner-Occupied	309,792	319,174	239,946	178,137	128,452	302,495	57,869	3,300	1,539,165
Pass	298,851	314,429	237,058	175,262	122,537	282,657	50,640	3,300	1,484,734
Special Mention	9,640	3,047	815	1,670	—	672	4,808	—	20,652
Substandard	1,301	1,698	2,073	1,205	5,915	19,166	2,421	—	33,779

Non-Owner Occupied	1,256,098	657,121	466,703	346,908	144,872	501,863	57,637	21,680	3,452,882
Pass	1,252,484	647,937	466,703	322,997	127,358	418,294	57,637	12,142	3,305,552
Special Mention	506	—	—	21,961	17,509	8,975	—	—	48,951
Substandard	3,108	9,184	—	1,950	5	74,594	—	9,538	98,379

Land Development	58,307	24,268	6,654	6,379	4,538	6,561	5,799	193	112,699
Pass	58,307	24,228	6,342	6,379	4,465	6,067	5,799	193	111,780
Special Mention	—	40	—	—	—	—	—	—	40
Substandard	—	—	312	—	73	494	—	—	879

Installment loans to individuals	$—	$—	$—	$24	$—	$—	$—	$—	$24
Pass	—	—	—	24	—	—	—	—	24
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$2,974,780	$1,846,162	$1,032,769	$638,429	$333,503	$890,597	$879,404	$30,357	$8,626,001
Pass	2,945,114	1,831,620	1,025,563	608,367	305,463	777,311	859,244	19,242	8,371,924
Special Mention	12,328	3,087	1,825	24,014	18,187	10,226	16,424	80	86,171
Substandard	17,338	11,455	5,381	6,048	9,853	103,060	3,736	11,035	167,906

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2023
Commercial, Financial, Agricultural	$—	$13	$—	$—	$—	$12,141	$—	$—	$12,154
Performing Loans	—	13	—	—	—	12,141	—	—	12,154
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$13,699	$71,472	$33,228	$—	$—	$—	$9	$—	$118,408
Residential	13,699	71,472	33,228	—	—	—	9	—	118,408
Performing Loans	13,699	71,472	33,228	—	—	—	9	—	118,408
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$212,571	$715,606	$548,966	$331,405	$145,876	$391,344	$477,190	$5,705	$2,828,663
Primary	209,042	710,207	546,177	330,520	145,348	390,002	—	54	2,331,350
Performing Loans	208,984	706,836	542,180	323,546	140,598	372,881	—	54	2,295,079
Non-Performing Loans	58	3,371	3,997	6,974	4,750	17,121	—	—	36,271

Home Equity	—	—	111	—	—	627	477,190	5,651	483,579
Performing Loans	—	—	111	—	—	562	475,953	4,653	481,279
Non-Performing Loans	—	—	—	—	—	65	1,237	998	2,300

Rental/Investment	—	—	—	—	—	123	—	—	123
Performing Loans	—	—	—	—	—	123	—	—	123
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	3,529	5,399	2,678	885	528	592	—	—	13,611
Performing Loans	3,529	5,399	2,678	885	528	592	—	—	13,611
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$2,816	$3,768	$3,223	$2,203	$1,046	$549	$—	$—	$13,605
Owner-Occupied	—	—	—	129	—	—	—	—	129
Performing Loans	—	—	—	129	—	—	—	—	129
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	—	26	—	—	—	—	26
Performing Loans	—	—	—	26	—	—	—	—	26
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	2,816	3,768	3,223	2,048	1,046	549	—	—	13,450
Performing Loans	2,816	3,725	3,223	2,044	1,046	549	—	—	13,403
Non-Performing Loans	—	43	—	4	—	—	—	—	47

Installment loans to individuals	$21,153	$25,881	$10,415	$4,340	$11,782	$21,476	$13,843	$21	$108,911
Performing Loans	21,153	25,779	10,413	4,309	11,745	21,382	13,843	15	108,639
Non-Performing Loans	—	102	2	31	37	94	—	6	272

Total loans not subject to risk rating	$250,239	$816,740	$595,832	$337,948	$158,704	$425,510	$491,042	$5,726	$3,081,741
Performing Loans	250,181	813,224	591,833	330,939	153,917	408,230	489,805	4,722	3,042,851
Non-Performing Loans	58	3,516	3,999	7,009	4,787	17,280	1,237	1,004	38,890

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2022
Commercial, Financial, Agricultural	$13	$—	$—	$—	$—	$16,163	$—	$—	$16,176
Performing Loans	13	—	—	—	—	16,163	—	—	16,176
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$57,570	$61,245	$497	$—	$—	$—	$—	$—	$119,312
Residential	57,570	61,245	497	—	—	—	—	—	119,312
Performing Loans	57,493	61,245	497	—	—	—	—	—	119,235
Non-Performing Loans	77	—	—	—	—	—	—	—	77

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$704,214	$546,256	$351,213	$155,549	$116,951	$319,567	$481,254	$3,773	$2,678,777
Primary	694,941	541,801	350,205	154,979	115,876	318,364	—	63	2,176,229
Performing Loans	694,221	538,870	345,912	150,821	109,156	307,178	—	63	2,146,221
Non-Performing Loans	720	2,931	4,293	4,158	6,720	11,186	—	—	30,008

Home Equity	—	111	—	—	—	676	481,254	3,710	485,751
Performing Loans	—	111	—	—	—	609	480,094	3,026	483,840
Non-Performing Loans	—	—	—	—	—	67	1,160	684	1,911

Rental/Investment	—	—	—	—	—	145	—	—	145
Performing Loans	—	—	—	—	—	145	—	—	145
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	9,273	4,344	1,008	570	1,075	382	—	—	16,652
Performing Loans	9,257	4,344	1,008	570	1,075	319	—	—	16,573
Non-Performing Loans	16	—	—	—	—	63	—	—	79

Real Estate - Commercial Mortgage	$4,805	$3,518	$2,587	$1,281	$691	$435	$—	$—	$13,317
Owner-Occupied	—	—	131	—	—	—	—	—	131
Performing Loans	—	—	131	—	—	—	—	—	131
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	28	—	—	—	—	—	28
Performing Loans	—	—	28	—	—	—	—	—	28
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	4,805	3,518	2,428	1,281	691	435	—	—	13,158
Performing Loans	4,805	3,518	2,422	1,281	691	435	—	—	13,152
Non-Performing Loans	—	—	6	—	—	—	—	—	6

Installment loans to individuals	$44,255	$15,976	$6,416	$14,252	$17,095	$10,626	$16,062	$39	$124,721
Performing Loans	44,227	15,927	6,389	14,211	17,076	10,532	16,062	35	124,459
Non-Performing Loans	28	49	27	41	19	94	—	4	262

Total loans not subject to risk rating	$810,857	$626,995	$360,713	$171,082	$134,737	$346,791	$497,316	$3,812	$2,952,303
Performing Loans	810,016	624,015	356,387	166,883	127,998	335,381	496,156	3,124	2,919,960
Non-Performing Loans	841	2,980	4,326	4,199	6,739	11,410	1,160	688	32,343

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table discloses gross charge-offs by year of origination for the six months ended June 30:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Charge-offs
Commercial, financial, agricultural	$17	$403	$118	$120	$—	$3,945	$865	$5,468
Real estate – construction:
Residential	—	57	—	—	—	—	—	57
Real estate – 1-4 family mortgage:
Primary	—	—	—	—	—	57	—	57
Home equity	—	—	—	—	25	82	—	107
Rental/investment	—	51	—	—	—	—	—	51
Total real estate – 1-4 family mortgage	—	51	—	—	25	139	—	215
Real estate – commercial mortgage:
Owner-occupied	—	—	—	—	—	525	—	525
Non-owner occupied	—	—	—	2,442	—	2,545	—	4,987
Total real estate – commercial mortgage	—	—	—	2,442	—	3,070	—	5,512
Installment loans to individuals	3	37	38	5	2	1,305	—	1,390
Loans, net of unearned income	$20	$548	$156	$2,567	$27	$8,459	$865	$12,642

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
The Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses in the Company’s loan portfolio. As of June 30, 2023 and December 31, 2022, the Company had accrued interest receivable for loans of $51,410 and $49,850, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets. Although the Company made the election to exclude accrued interest from the measurement of the allowance for credit losses, the Company did have an allowance for credit losses on interest deferred as part of the loan deferral program established in 2020 in response to the COVID-19 pandemic of $1,231 and $1,248 as of June 30, 2023 and December 31, 2022, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Three Months Ended June 30, 2023
Allowance for credit losses:
Beginning balance	$44,678	$19,959	$45,981	$72,770	$2,437	$9,467	$195,292
Charge-offs	(4,939)	(57)	(212)	(397)	—	(580)	(6,185)
Recoveries	1,274	—	170	278	6	556	2,284
Net (charge-offs) recoveries	(3,665)	(57)	(42)	(119)	6	(24)	(3,901)
Provision for (recovery of) credit losses on loans	297	(777)	495	3,016	37	(68)	3,000
Ending balance	$41,310	$19,125	$46,434	$75,667	$2,480	$9,375	$194,391
Six Months Ended June 30, 2023
Allowance for credit losses:
Beginning balance	$44,255	$19,114	$44,727	$71,798	$2,463	$9,733	$192,090
Initial impact of purchased credit deteriorated loans acquired during the period	(26)	—	—	—	—	—	(26)
Charge-offs	(5,468)	(57)	(215)	(5,512)	—	(1,390)	(12,642)
Recoveries	1,999	—	194	489	11	1,316	4,009
Net (charge-offs) recoveries	(3,469)	(57)	(21)	(5,023)	11	(74)	(8,633)
Provision for (recovery of) credit losses on loans	550	68	1,728	8,892	6	(284)	10,960
Ending balance	$41,310	$19,125	$46,434	$75,667	$2,480	$9,375	$194,391
Period-End Amount Allocated to:
Individually evaluated	$10,773	$—	$703	$1,269	$—	$270	$13,015
Collectively evaluated	30,537	19,125	45,731	74,398	2,480	9,105	181,376
Ending balance	$41,310	$19,125	$46,434	$75,667	$2,480	$9,375	$194,391
Loans:
Individually evaluated	$21,418	$—	$13,545	$40,239	$—	$270	$75,472
Collectively evaluated	1,707,652	1,369,019	3,335,109	5,212,240	122,370	108,654	11,855,044
Ending balance	$1,729,070	$1,369,019	$3,348,654	$5,252,479	$122,370	$108,924	$11,930,516

Nonaccruing loans with no allowance for credit losses	$2,021	$—	$10,516	$3,969	$—	$—	$16,506

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total

Three Months Ended June 30, 2022
Allowance for credit losses:
Beginning balance	$33,606	$18,411	$36,848	$65,231	$1,582	$10,790	$166,468
Charge-offs	(2,239)	—	(161)	(708)	—	(850)	(3,958)
Recoveries	431	—	169	192	11	818	1,621
Net (charge-offs) recoveries	(1,808)	—	8	(516)	11	(32)	(2,337)
Provision for (recovery of) credit losses on loans	(1,605)	(1,121)	5,054	(342)	209	(195)	2,000
Ending balance	$30,193	$17,290	$41,910	$64,373	$1,802	$10,563	$166,131
Six Months Ended June 30, 2022
Allowance for credit losses:
Beginning balance	$33,922	$16,419	$32,356	$68,940	$1,486	$11,048	$164,171
Initial impact of purchased credit deteriorated loans acquired during the period	1,648	—	—	—	—	—	1,648
Charge-offs	(4,341)	—	(324)	(714)	(7)	(1,629)	(7,015)
Recoveries	1,567	—	347	347	23	1,543	3,827
Net (charge-offs) recoveries	(2,774)	—	23	(367)	16	(86)	(3,188)
Provision for (recovery of) credit losses on loans	(2,603)	871	9,531	(4,200)	300	(399)	3,500
Ending balance	$30,193	$17,290	$41,910	$64,373	$1,802	$10,563	$166,131
Period-End Amount Allocated to:
Individually evaluated	$4,567	$—	$85	$1,674	$—	$570	$6,896
Collectively evaluated	25,626	17,290	41,825	62,699	1,802	9,993	159,235
Ending balance	$30,193	$17,290	$41,910	$64,373	$1,802	$10,563	$166,131
Loans:
Individually evaluated	$9,534	$—	$4,127	$11,716	$—	$570	$25,947
Collectively evaluated	1,487,738	1,126,363	3,025,956	4,705,797	101,350	130,593	10,577,797
Ending balance	$1,497,272	$1,126,363	$3,030,083	$4,717,513	$101,350	$131,163	$10,603,744

Nonaccruing loans with no allowance for credit losses	$849	$—	$3,594	$3,492	$—	$—	$7,935

The Company recorded a provision for credit losses of $3,000 during the second quarter of 2023, as compared to a provision for credit losses $2,000 recorded in the second quarter of 2022. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. The increase in provision for credit losses on loans in the second quarter as compared to the provision in the second quarter of the prior year was driven by loan growth.
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
The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Three Months Ended June 30,	2023	2022
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$18,618	$19,485
(Recovery of) provision for credit losses on unfunded loan commitments (included in other noninterest expense)	(1,000)	450
Ending balance	$17,618	$19,935

Six Months Ended June 30,	2023	2022
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,118	$20,035
Recovery of credit losses on unfunded loan commitments (included in other noninterest expense)	(2,500)	(100)
Ending balance	$17,618	$19,935

Note 5 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”), net of valuation allowances and direct write-downs, as of the dates presented:

	June 30, 2023	December 31, 2022
Residential real estate	$459	$699
Commercial real estate	3,481	62
Residential land development	448	246
Commercial land development	732	756
Total	$5,120	$1,763

Changes in the Company’s OREO were as follows:

Total OREO
Balance at January 1, 2023	$1,763
Transfers of loans	4,119
Impairments	(8)
Dispositions	(738)
Other	(16)
Balance at June 30, 2023	$5,120

At June 30, 2023 and December 31, 2022, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $2,735 and $375, respectively.
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Repairs and maintenance	$28	$17	$44	$20
Property taxes and insurance	11	27	122	62
Impairments	8	37	8	51
Net losses (gains) on OREO sales	6	(266)	(89)	(557)
Rental income	(2)	(2)	(4)	(4)
Total	$51	$(187)	$81	$(428)

Note 6 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the six months ended June 30, 2023 are set forth in the table below. The deduction from goodwill resulted from measurement period adjustments following the RBC acquisition and is primarily related to adjustments on the fair value of other liabilities.

	Community Banks	Insurance	Total
Balance at January 1, 2023	$988,941	$2,767	$991,708
Deductions to goodwill and other adjustments	(43)	—	(43)
Balance at June 30, 2023	$988,898	$2,767	$991,665

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2023
Core deposit intangibles	$82,492	$(66,466)	$16,026
Customer relationship intangible	7,670	(2,315)	5,355
Total finite-lived intangible assets	$90,162	$(68,781)	$21,381
December 31, 2022
Core deposit intangibles	$82,492	$(64,339)	$18,153
Customer relationship intangible	7,670	(1,647)	6,023
Total finite-lived intangible assets	$90,162	$(65,986)	$24,176

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Amortization expense for:
Core deposit intangibles	$1,034	$1,264	$2,126	$2,585
Customer relationship intangible	335	46	669	91
Total intangible amortization	$1,369	$1,310	$2,795	$2,676

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
There was no valuation adjustment on MSRs during the six months ended June 30, 2023 or 2022.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2023	$84,448
Capitalization	7,717
Amortization	(4,733)
Balance at June 30, 2023	$87,432

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

	June 30, 2023	December 31, 2022
Unpaid principal balance	$7,612,976	$7,494,413

Weighted-average prepayment speed (CPR)	7.43%	7.00%
Estimated impact of a 10% increase	$(2,245)	$(1,765)
Estimated impact of a 20% increase	(4,791)	(3,957)

Discount rate	10.32%	10.30%
Estimated impact of a 10% increase	$(5,414)	$(5,393)
Estimated impact of a 20% increase	(10,400)	(10,354)

Weighted-average coupon interest rate	3.67%	3.51%
Weighted-average servicing fee (basis points)	32.62	32.44
Weighted-average remaining maturity (in years)	8.08	8.33

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The Company recorded servicing fees of $4,674 and $5,000 for the three months ended June 30, 2023 and 2022, respectively, and servicing fees of $8,939 and $9,423 for the six months ended June 30, 2023 and 2022, respectively, all of which are included in “Mortgage banking income” in the Consolidated Statements of Income.

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

Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Service cost	$—	$—	$—	$1
Interest cost	248	185	5	3
Expected return on plan assets	(309)	(421)	—	—
Recognized actuarial loss (gain)	131	61	(16)	(19)
Net periodic benefit cost (return)	$70	$(175)	$(11)	$(15)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Service cost	$—	$—	$—	$2
Interest cost	497	369	11	6
Expected return on plan assets	(618)	(842)	—	—
Recognized actuarial loss (gain)	262	122	(31)	(38)
Net periodic benefit cost (return)	$141	$(351)	$(20)	$(30)

Incentive Compensation Plans
The Company maintains a long-term equity compensation plan that provides for the grant of stock options and the award of restricted stock. There were no stock options granted, nor compensation expense associated with options recorded, during the six months ended June 30, 2023 or 2022. There were no stock options outstanding as of June 30, 2023.

The Company also awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to non-employee directors, executives, and other officers and employees.
The following table summarizes the changes in restricted stock as of and for the six months ended June 30, 2023:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	155,838	$36.23	680,403	$36.23
Awarded	81,867	35.57	334,467	35.52
Vested	—	—	(199,122)	35.37
Cancelled	—	—	(28,999)	35.49
Nonvested at end of period	237,705	$36.01	786,749	$36.17

During the six months ended June 30, 2023, the Company reissued 142,012 shares from treasury in connection with awards of restricted stock. The Company recorded total stock-based compensation expense of $3,395 and $2,952 for the three months ended June 30, 2023 and 2022, respectively, and $6,840 and $6,290 for the six months ended June 30, 2023 and 2022, respectively.

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
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

	Balance Sheet	June 30, 2023		December 31, 2022
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$510,641	$11,483	$258,646	$11,354
Interest rate lock commitments	Other Assets	86,727	1,712	92,901	1,231
Forward commitments	Other Assets	256,000	1,787	84,000	484
Totals		$853,368	$14,982	$435,547	$13,069
Derivative liabilities:
Interest rate contracts	Other Liabilities	$436,028	$11,483	$258,646	$11,354
Interest rate lock commitments	Other Liabilities	8,422	27	19,488	98
Forward commitments	Other Liabilities	25,000	78	73,000	1,198
Totals		$469,450	$11,588	$351,134	$12,650
Gains and losses included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest rate contracts:
Included in interest income on loans	$1,804	$390	$3,546	$444
Interest rate lock commitments:
Included in mortgage banking income	(1,686)	3,404	551	(2,420)
Forward commitments
Included in mortgage banking income	1,041	(10,607)	2,424	(419)
Total	$1,159	$(6,813)	$6,521	$(2,395)
Derivatives designated as cash flow hedges
Cash flow hedge relationships mitigate exposure to the variability of future cash flow or other forecasted transactions. The Company uses both interest rate swap contracts and interest rate collars in an effort to manage future interest rate exposure on borrowings. The swap hedging strategy converts the variable interest rate on the forecasted borrowings to a fixed interest rate. The collar hedging strategy stabilizes interest rate fluctuation by setting both a floor and a cap. The Company entered into an interest rate collar in June 2022 with a 2.25% floor and 4.57% cap. The Company entered into a second interest rate collar in October 2022 with a 2.75% floor and 4.75% cap. As of June 30, 2023, the Company is hedging its exposure to the variability of future cash flows through 2032 and a portion of these hedges are forward starting.
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	June 30, 2023		December 31, 2022
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$330,000	$23,764	$130,000	$24,514
Interest rate collars	Other Assets	—	—	200,000	464
Total		$330,000	$23,764	$330,000	$24,978
Derivative liabilities:
Interest rate swaps	Other Liabilities	$—	$—	$—	$—
Interest rate collars	Other Liabilities	450,000	4,355	250,000	746
Totals		$450,000	$4,355	$250,000	$746
Changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the six months ended June 30, 2023 or 2022. The impact on other comprehensive income for the six months ended June 30, 2023 and 2022 is discussed in Note 12, “Other Comprehensive Income (Loss).”
Derivatives designated as fair value hedges
Fair value hedges protect against changes in the fair value of an asset, liability, or firm commitment. The Company enters into interest rate swap agreements to manage interest rate exposure on certain of the Company’s fixed-rate subordinated notes. The agreements convert the fixed interest rates to variable interest rates.
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Balance Sheet	June 30, 2023		December 31, 2022
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps	Other Liabilities	$300,000	$19,208	$100,000	$19,789
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Three Months Ended June 30,		Six Months Ended June 30,
	Location	2023	2022	2023	2022
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$(1,939)	$(3,805)	$582	$(10,148)
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$1,939	$3,805	$(582)	$10,148
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Long-term debt	$79,550	$78,881	$19,207	$19,789
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Gross amounts recognized	$36,832	$36,493	$23,894	$22,056
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	36,832	36,493	23,894	22,056
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	23,842	22,056	23,842	22,056
Financial collateral pledged	—	—	—	—
Net amounts	$12,990	$14,437	$52	$—

Note 10 – Income Taxes
(In Thousands)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table is a summary of the Company’s temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates presented.

	June 30,	December 31,
	2023	2022
Deferred tax assets
Allowance for credit losses	$52,475	$52,551
Loans	2,173	2,518
Deferred compensation	12,449	14,447
Net unrealized losses on securities	63,874	70,999
Impairment of assets	220	316
Net operating loss carryforwards	151	497
Investment in partnerships	1,366	1,164
Lease liabilities under operating leases	14,004	14,641
Other	5,897	3,523
Total deferred tax assets	152,609	160,656
Deferred tax liabilities
Fixed assets	10,340	10,342
Mortgage servicing rights	20,386	19,624
Junior subordinated debt	1,827	1,948
Intangibles	2,539	2,702
Lease right-of-use asset	13,363	14,018
Other	1,173	1,614
Total deferred tax liabilities	49,628	50,248
Net deferred tax assets	$102,981	$110,408

For the six months ended June 30, 2023 and 2022, the Company recorded a provision for income taxes totaling $17,956 and $18,792, respectively. The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences.
The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state departments of revenue for the years ending December 31, 2020 through December 31, 2022.
Note 11 – Fair Value Measurements
(In Thousands)
Fair Value Measurements and the Fair Level Hierarchy
Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” provides guidance for using fair value to measure assets and liabilities and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), moderate priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3).
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
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
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
June 30, 2023
Financial assets:
Securities available for sale	$—	$950,930	$—	$950,930
Derivative instruments	—	38,746	—	38,746
Mortgage loans held for sale in loans held for sale	—	249,615	—	249,615
Total financial assets	$—	$1,239,291	$—	$1,239,291
Financial liabilities:
Derivative instruments:	$—	$35,151	$—	$35,151

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2022
Financial assets:
Securities available for sale	$—	$1,533,942	$—	$1,533,942
Derivative instruments	—	38,047	—	38,047
Mortgage loans held for sale in loans held for sale	—	110,105	—	110,105
Total financial assets	$—	$1,682,094	$—	$1,682,094
Financial liabilities:
Derivative instruments	$—	$33,185	$—	$33,185

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the six months ended June 30, 2023.
For the six months ended June 30, 2023 and 2022, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

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

June 30, 2023	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$51,537	$51,537
OREO	—	—	37	37
Total	$—	$—	$51,574	$51,574

December 31, 2022	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$14,732	$14,732
OREO	—	—	1,763	1,763
Total	$—	$—	$16,495	$16,495

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Individually evaluated loans: Individually evaluated loans are reviewed and evaluated for credit losses on at least a quarterly basis for additional impairment and adjusted accordingly, taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Individually evaluated loans that were measured or re-measured at fair value had a carrying value of $63,680 and $18,288 at June 30, 2023 and December 31, 2022, respectively, and a specific reserve for these loans of $12,143 and $3,556 was included in the allowance for credit losses as of such dates.
Other real estate owned: OREO is comprised of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is recorded at the fair value of the real estate less estimated costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Fair value,

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for OREO are classified as Level 3.
The following table presents OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets as of the dates presented:

	June 30, 2023	December 31, 2022
Carrying amount prior to remeasurement	$45	$1,842
Impairment recognized in results of operations	(8)	(79)
Fair value	$37	$1,763

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at June 30, 2023 and December 31, 2022. There were no valuation adjustments on MSRs during the six months ended June 30, 2023 or 2022.
The following table presents information as of June 30, 2023 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans, net of allowance for credit losses	$51,537	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$37	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

Fair Value Option
The Company has elected to measure all mortgage loans held for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.
A net gain of $1,133 and net loss of $9,528 resulting from fair value changes of these mortgage loans were recorded in income during the six months ended June 30, 2023 and 2022, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2023 and December 31, 2022:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2023
Mortgage loans held for sale measured at fair value	$249,615	$246,520	$3,095

December 31, 2022
Mortgage loans held for sale measured at fair value	$110,105	$108,143	$1,962

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of June 30, 2023	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$946,899	$946,899	$—	$—	$946,899
Securities held to maturity	1,273,044	—	1,153,541	—	1,153,541
Securities available for sale	950,930	—	950,930	—	950,930
Loans held for sale	249,615	—	249,615	—	249,615
Loans, net	11,736,125	—	—	11,059,520	11,059,520
Mortgage servicing rights	87,432	—	—	125,055	125,055
Derivative instruments	38,746	—	38,746	—	38,746
Financial liabilities
Deposits	$14,095,361	$11,139,951	$2,917,822	$—	$14,057,773
Short-term borrowings	257,305	257,305	—	—	257,305
Junior subordinated debentures	112,510	—	93,243	—	93,243
Subordinated notes	317,120	—	258,250	—	258,250
Derivative instruments	35,151	—	35,151	—	35,151

		Fair Value
As of December 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$575,992	$575,992	$—	$—	$575,992
Securities held to maturity	1,324,040	—	1,206,540	—	1,206,540
Securities available for sale	1,533,942	—	1,533,942	—	1,533,942
Loans held for sale	110,105	—	110,105	—	110,105
Loans, net	11,386,214	—	—	10,850,181	10,850,181
Mortgage servicing rights	84,448	—	—	122,454	122,454
Derivative instruments	38,047	—	38,047	—	38,047
Financial liabilities
Deposits	$13,486,966	$11,791,526	$1,653,891	$—	$13,445,417
Short-term borrowings	712,232	712,232	—	—	712,232
Junior subordinated debentures	112,042	—	98,754	—	98,754
Subordinated notes	316,091	—	277,500	—	277,500
Derivative instruments	33,185	—	33,185	—	33,185

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 12 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income (loss), net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended June 30, 2023
Securities available for sale:
Unrealized holding losses on securities	$(21,283)	$(5,353)	$(15,930)
Reclassification adjustment for losses realized in net income	22,438	5,622	16,816
Amortization of unrealized holding losses on securities transferred to the held to maturity category	3,026	774	2,252
Total securities available for sale	4,181	1,043	3,138
Derivative instruments:
Unrealized holding losses on derivative instruments	(3,167)	(806)	(2,361)
Total derivative instruments	(3,167)	(806)	(2,361)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	115	29	86
Total defined benefit pension and post-retirement benefit plans	115	29	86
Total other comprehensive income	$1,129	$266	$863
Three months ended June 30, 2022
Securities available for sale:
Unrealized holding losses on securities	$(76,405)	$(19,447)	$(56,958)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(220)	(56)	(164)
Total securities available for sale	(76,625)	(19,503)	(57,122)
Derivative instruments:
Unrealized holding gains on derivative instruments	8,401	2,139	6,262
Total derivative instruments	8,401	2,139	6,262
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	41	10	31
Total defined benefit pension and post-retirement benefit plans	41	10	31
Total other comprehensive loss	$(68,183)	$(17,354)	$(50,829)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Six months ended June 30, 2023
Securities available for sale:
Unrealized holding losses on securities	$(569)	$(170)	$(399)
Reclassification adjustment for losses realized in net income	22,438	5,622	16,816
Amortization of unrealized holding losses on securities transferred to the held to maturity category	6,154	1,574	4,580
Total securities available for sale	28,023	7,026	20,997
Derivative instruments:
Unrealized holding losses on derivative instruments	(4,823)	(1,230)	(3,593)
Total derivative instruments	(4,823)	(1,230)	(3,593)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	231	59	172
Total defined benefit pension and post-retirement benefit plans	231	59	172
Total other comprehensive income	$23,431	$5,855	$17,576

Six months ended June 30, 2022
Securities available for sale:
Unrealized holding losses on securities	$(211,161)	$(53,741)	$(157,420)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(319)	(81)	(238)
Total securities available for sale	(211,480)	(53,822)	(157,658)
Derivative instruments:
Unrealized holding gains on derivative instruments	16,957	4,316	12,641
Total derivative instruments	16,957	4,316	12,641
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	83	21	62
Total defined benefit pension and post-retirement benefit plans	83	21	62
Total other comprehensive loss	$(194,440)	$(49,485)	$(144,955)

The accumulated balances for each component of other comprehensive loss, net of tax, were as follows as of the dates presented:

	June 30, 2023	December 31, 2022
Unrealized losses on securities	$(198,769)	$(219,766)
Unrealized gains on derivative instruments	15,363	18,956
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(8,055)	(8,227)
Total accumulated other comprehensive loss	$(191,461)	$(209,037)

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

	Three Months Ended
	June 30,
	2023	2022
Basic
Net income applicable to common stock	$28,643	$39,678
Average common shares outstanding	56,107,881	55,906,755
Net income per common share - basic	$0.51	$0.71
Diluted
Net income applicable to common stock	$28,643	$39,678
Average common shares outstanding	56,107,881	55,906,755
Effect of dilutive stock-based compensation	287,772	276,090
Average common shares outstanding - diluted	56,395,653	56,182,845
Net income per common share - diluted	$0.51	$0.71

	Six Months Ended
	June 30,
	2023	2022
Basic
Net income applicable to common stock	$74,721	$73,225
Average common shares outstanding	56,058,585	55,858,243
Net income per common share - basic	$1.33	$1.31
Diluted
Net income applicable to common stock	$74,721	$73,225
Average common shares outstanding	56,058,585	55,858,243
Effect of dilutive stock-based compensation	271,710	272,519
Average common shares outstanding - diluted	56,330,295	56,130,762
Net income per common share - diluted	$1.33	$1.30

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	June 30,
	2023	2022
Number of shares	179,226	213,953

	Six Months Ended
	June 30,
	2023	2022
Number of shares	182,226	214,203

Note 14 – Regulatory Matters

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	June 30, 2023		December 31, 2022
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,524,545	9.22%	$1,481,197	9.36%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,415,626	10.30%	1,372,747	10.21%
Tier 1 Capital to Risk-Weighted Assets	1,524,545	11.09%	1,481,197	11.01%
Total Capital to Risk-Weighted Assets	2,028,793	14.76%	1,968,001	14.63%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,668,033	10.09%	$1,630,389	10.30%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,668,033	12.06%	1,630,389	12.10%
Tier 1 Capital to Risk-Weighted Assets	1,668,033	12.06%	1,630,389	12.10%
Total Capital to Risk-Weighted Assets	1,835,954	13.27%	1,781,312	13.22%

Common Equity Tier 1 Capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. The required capital conservation buffer is 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. As shown in the table above, as of June 30, 2023, the Company’s CET1 capital was in excess of the capital conservation buffer.

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
The following tables provide financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended June 30, 2023
Net interest income (loss)	$136,370	$428	$28	$(6,610)	$130,216
Provision for credit losses	3,000	—	—	—	3,000
Noninterest income (loss)	8,931	2,859	5,866	(430)	17,226
Noninterest expense	102,044	2,070	4,645	406	109,165
Income (loss) before income taxes	40,257	1,217	1,249	(7,446)	35,277
Income tax expense (benefit)	8,258	316	(18)	(1,922)	6,634
Net income (loss)	$31,999	$901	$1,267	$(5,524)	$28,643

Total assets	$17,181,988	$37,867	$4,757	$(270)	$17,224,342
Goodwill	$988,898	$2,767	—	—	$991,665

Three months ended June 30, 2022
Net interest income (loss)	$117,580	$95	$529	$(4,689)	$113,515
Provision for credit losses	2,000	—	—	—	2,000
Noninterest income (loss)	28,729	2,611	6,315	(441)	37,214
Noninterest expense	91,249	2,005	4,591	349	98,194
Income (loss) before income taxes	53,060	701	2,253	(5,479)	50,535
Income tax expense (benefit)	12,093	185	—	(1,421)	10,857
Net income (loss)	$40,967	$516	$2,253	$(4,058)	$39,678

Total assets	$16,520,685	$34,264	$65,709	$(2,557)	$16,618,101
Goodwill	$943,524	$2,767	—	—	$946,291

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Six months ended June 30, 2023
Net interest income (loss)	$278,153	$714	$52	$(12,928)	$265,991
Provision for credit losses	10,960	—	—	—	10,960
Noninterest income (loss)	37,652	6,221	11,450	(804)	54,519
Noninterest expense	202,663	4,109	9,335	766	216,873
Income (loss) before income taxes	102,182	2,826	2,167	(14,498)	92,677
Income tax expense (benefit)	20,980	732	(14)	(3,742)	17,956
Net income (loss)	$81,202	$2,094	$2,181	$(10,756)	$74,721

Total assets	$17,181,988	$37,867	$4,757	$(270)	$17,224,342
Goodwill	$988,898	$2,767	$—	$—	$991,665

Six months ended June 30, 2022
Net interest income (loss)	$221,512	$188	$1,019	$(9,575)	$213,144
Provision for credit losses	3,500	—	—	—	3,500
Noninterest income (loss)	57,035	5,708	12,820	(891)	74,672
Noninterest expense	178,120	4,121	9,346	712	192,299
Income (loss) before income taxes	96,927	1,775	4,493	(11,178)	92,017
Income tax expense (benefit)	21,224	466	—	(2,898)	18,792
Net income (loss)	$75,703	$1,309	$4,493	$(8,280)	$73,225

Total assets	$16,520,685	$34,264	$65,709	$(2,557)	$16,618,101
Goodwill	$943,524	$2,767	$—	$—	$946,291

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
Important factors currently known to management that could cause our actual results to differ materially from those in forward-looking statements include the following: (i) the Company’s ability to efficiently integrate acquisitions into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management; (ii) the effect of economic conditions and interest rates on a national, regional or international basis; (iii) timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (iv) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, factoring and mortgage lending and auto lending industries; (v) the financial resources of, and products available from, competitors; (vi) changes in laws and regulations as well as changes in accounting standards; (vii) changes in policy by regulatory agencies; (viii) changes in the securities and foreign exchange markets; (ix) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (x) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers of investment securities, or the impact of interest rates on the value of our investment securities portfolio; (xi) an insufficient allowance for credit losses as a result of inaccurate assumptions; (xii) changes in the sources and costs of the capital we use to make loans and otherwise fund our operations, due to deposit outflows, changes in the mix of deposits and the cost and availability of borrowings; (xiii) general economic, market or business conditions, including the impact and cost of inflation; (xiv) changes in demand for loan products and financial services; (xv) concentrations of credit or deposit exposure; (xvi) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; (xvii) increased cybersecurity risk, including potential network breaches, business disruptions or financial losses; (xviii) civil unrest, natural disasters, epidemics (including the re-emergence of the COVID-19 pandemic) and other catastrophic events in the Company’s geographic area; (xix) the impact, extent and timing of technological changes; and (xx) other circumstances, many of which are beyond management’s control. Management believes that the assumptions underlying the Company’s forward-looking statements are reasonable, but any of the assumptions could prove to be inaccurate.
The Company undertakes no obligation, and specifically disclaims any obligation, to update or revise forward-looking statements, whether as a result of new information or to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by federal securities laws.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at June 30, 2023 compared to December 31, 2022.
Assets
Total assets were $17,224,342 at June 30, 2023 compared to $16,988,176 at December 31, 2022.
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

	June 30, 2023		December 31, 2022
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$—	—%	$164,660	5.76%
Obligations of states and political subdivisions	328,000	14.75	436,788	15.28
Mortgage-backed securities	1,768,083	79.50	2,122,855	74.28
Other debt securities	127,923	5.75	133,711	4.68
	$2,224,006	100.00%	$2,858,014	100.00%
Allowance for credit losses - held to maturity securities	(32)		(32)
Securities, net of allowance for credit losses	$2,223,974		$2,857,982
The Company did not purchase any securities during the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company deployed a portion of excess liquidity into the securities portfolio and purchased $701,555 in investment securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised approximately 60% of these purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. Obligations of other U.S. Government agencies and corporations comprised approximately 21% of purchases made during the first six months of 2022. Obligations of state and political subdivisions comprised approximately 6% of purchases made during the first six months of 2022. Other debt securities in our investment portfolio, consisting of corporate debt securities, issuances from the Small Business Administration (“SBA”) and subordinated debt issuances, comprised the remaining approximately 13% of purchases made during the first six months of 2022.
During the third quarter of 2022, the Company transferred, at fair value, $882,927 of securities from the available for sale portfolio to the held to maturity portfolio as the Company has the intent and ability to hold these securities until their maturity. The related net unrealized losses of $99,675 (after tax losses of $74,307) remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. At June 30, 2023, the net unrealized after tax losses remaining to be amortized in accumulated other comprehensive income (loss) was $64,033. No gains or losses were recognized at the time of transfer.
Proceeds from maturities, calls and principal payments on securities during the first six months of 2023 totaled $144,953. The Company sold from the available for sale portfolio agency securities, municipal securities, residential mortgage backed securities and commercial mortgage backed securities with a carrying value of $511,419 at the time of sale for net proceeds of $488,981, resulting in a net loss on sale of $22,438 for the three and six months ended June 30, 2023. Proceeds from the maturities, calls and principal payments on securities during the first six months of 2022 totaled $266,656. The Company did not sell any securities during the first six months of 2022.
For more information about the Company’s security portfolio, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans Held for Sale
Loans held for sale, which consist of residential mortgage loans being held until they are sold in the secondary market, were $249,615 at June 30, 2023, as compared to $110,105 at December 31, 2022. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Loans
Total loans, excluding loans held for sale, were $11,930,516 at June 30, 2023 and $11,578,304 at December 31, 2022.
The tables below set forth the balance of loans outstanding, net of unearned income and excluding loans held for sale, by loan type and the percentage of each loan type to total loans as of the dates presented:

	June 30, 2023		December 31, 2022
	Total Loans	Percentage of Total Loans	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural	$1,729,070	14.49%	$1,673,883	14.46%
Lease financing, net of unearned income	122,370	1.03	115,013	0.99
Real estate – construction:
Residential	308,401	2.58	355,500	3.07
Commercial	1,060,618	8.89	974,837	8.42
Total real estate – construction	1,369,019	11.47	1,330,337	11.49
Real estate – 1-4 family mortgage:
Primary	2,372,739	19.89	2,222,856	19.20
Home equity	502,341	4.21	501,906	4.33
Rental/investment	335,509	2.81	334,382	2.89
Land development	138,065	1.16	157,119	1.36
Total real estate – 1-4 family mortgage	3,348,654	28.07	3,216,263	27.78
Real estate – commercial mortgage:
Owner-occupied	1,553,890	13.03	1,539,296	13.29
Non-owner occupied	3,585,160	30.05	3,452,910	29.82
Land development	113,429	0.95	125,857	1.09
Total real estate – commercial mortgage	5,252,479	44.03	5,118,063	44.20
Installment loans to individuals	108,924	0.91	124,745	1.08
Total loans, net of unearned income	$11,930,516	100.00%	$11,578,304	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2023, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Deposits
The Company relies on deposits as its primary source of funds. Total deposits were $14,095,361 and $13,486,966 at June 30, 2023 and December 31, 2022, respectively. Noninterest-bearing deposits were $3,878,953 and $4,558,756 at June 30, 2023 and December 31, 2022, respectively, while interest-bearing deposits were $10,216,408 and $8,928,210 at June 30, 2023 and December 31, 2022, respectively. Interest-bearing deposits included brokered deposits of $1,080,958 and $233,133 at June 30, 2023 and December 31, 2022, respectively.
Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding brokered deposits and time deposits greater than $250,000). Noninterest-bearing deposits represented 27.52% of total deposits at June 30, 2023, as compared to 33.80% of total deposits at December 31, 2022. The decrease in noninterest-bearing deposits as a percentage of total deposits reflects both deposit customers transferring noninterest-bearing deposits to interest-bearing deposits such as money market funds offered by the Company, other financial institutions and other financial services companies, and the impact of our increase in brokered deposits in the first six months of 2023 as compared to brokered deposits at December 31, 2022, as management elected to maintain a high level of on-balance sheet liquidity in light of the conditions affecting financial institutions nationwide. Under certain circumstances, management may elect to acquire non-core deposits (in the form of brokered deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits were $1,850,108 and $1,760,460 at June 30, 2023 and December 31, 2022, respectively, and represented 13.13% and 13.05% of total deposits as of June 30, 2023 and December 31, 2022, respectively.
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

	June 30, 2023	December 31, 2022
Security repurchase agreements	$7,305	$12,232
Short-term borrowings from the FHLB	250,000	700,000
	$257,305	$712,232
Long-term debt typically consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The following table presents our long-term debt by type as of the dates presented:

	June 30, 2023	December 31, 2022
Junior subordinated debentures	$112,510	$112,042
Subordinated notes	317,120	316,091
	$429,630	$428,133
Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no long-term advances from the FHLB outstanding at June 30, 2023 or December 31, 2022. All advances from the FHLB are collateralized by a blanket lien on the Bank’s loans. The Company had $3,484,050 of availability on unused lines of credit with the FHLB at June 30, 2023, as compared to $3,651,678 at December 31, 2022.
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

Results of Operations
Net Income

Net income for the second quarter of 2023 was $28,643 compared to net income of $39,678 for the second quarter of 2022. Basic and diluted earnings per share (“EPS”) for the second quarter of 2023 were $0.51 as compared to basic and diluted EPS of $0.71 for the second quarter of 2022. Net income for the six months ended June 30, 2023, was $74,721 compared to net income of $73,225 for the same period in 2022. Basic and diluted EPS were $1.33 for the first six months of 2023 as compared to $1.31 and $1.30, respectively, for the first six months of 2022.
From time to time, the Company incurs expenses and charges or recognizes valuation adjustments in connection with certain transactions with respect to which management is unable to accurately predict when these items will be incurred or, when incurred, the amount of such items. The following table presents the impact of these items on reported EPS for the dates presented.

	Three Months Ended
	June 30, 2023			June 30, 2022
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Restructuring charges	$—	$—	$—	$1,187	$932	$0.01
Loss on sale of securities	22,438	18,085	0.32	—	—	—

	Six Months Ended
	June 30, 2023			June 30, 2022
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$—	$—	$—	$687	$547	$0.01
Restructuring charges	—	—	—	732	583	0.01
Loss on sale of securities	22,438	17,870	0.31	—	—	—
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 88.54% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the second quarter of 2023. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $130,216 and $265,991 for the three and six months ended June 30, 2023, as compared to $113,515 and $213,144 for the same periods in 2022. On a tax equivalent basis, net interest income was $133,085 and $271,614 for the three and six months ended June 30, 2023, as compared to $115,321 and $216,704 for the same periods in 2022.
The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category on a tax-equivalent basis for the periods presented:

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$11,877,592	$175,549	5.93%	$10,477,036	$107,612	4.12%
Loans held for sale	192,539	2,990	6.21	227,435	2,586	4.55
Securities:
Taxable	2,435,442	12,089	1.99	2,684,624	10,355	1.54
Tax-exempt(1)	413,680	2,429	2.35	451,878	2,719	2.41
Interest-bearing balances with banks	524,307	6,978	5.34	1,004,226	1,954	0.78
Total interest-earning assets	15,443,560	200,035	5.19	14,845,199	125,226	3.38
Cash and due from banks	189,668			206,882
Intangible assets	1,013,811			968,441
Other assets	690,885			610,768
Total assets	$17,337,924			$16,631,290
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$6,114,067	$29,185	1.91%	$6,571,905	$3,598	0.22%
Savings deposits	1,004,096	813	0.32	1,137,607	147	0.05
Brokered deposits	810,087	10,090	5.00	—	—	—
Time deposits	1,735,093	11,303	2.61	1,303,735	1,273	0.39
Total interest-bearing deposits	9,663,343	51,391	2.13	9,013,247	5,018	0.22
Borrowed funds	1,204,968	15,559	5.18	543,728	4,887	3.60
Total interest-bearing liabilities	10,868,311	66,950	2.47	9,556,975	9,905	0.42
Noninterest-bearing deposits	4,039,087			4,714,161
Other liabilities	212,818			182,617
Shareholders’ equity	2,217,708			2,177,537
Total liabilities and shareholders’ equity	$17,337,924			$16,631,290
Net interest income/net interest margin		$133,085	3.45%		$115,321	3.11%
(1)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which the Company operates.
(2)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$11,783,585	$339,519	5.81%	$10,293,949	$204,613	4.00%
Loans held for sale	148,221	4,727	6.38	278,722	5,449	3.91
Securities:
Taxable	2,511,373	25,143	2.00	2,592,645	19,137	1.48
Tax-exempt(1)	428,754	5,037	2.35	445,154	5,354	2.41
Interest-bearing balances with banks	494,434	12,408	5.06	1,233,241	2,618	0.43
Total interest-earning assets	15,366,367	386,834	5.07	14,843,711	237,171	3.21
Cash and due from banks	193,703			206,559
Intangible assets	1,012,690			966,956
Other assets	675,648			647,254
Total assets	$17,248,408			$16,664,480
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$6,090,549	$49,483	1.64%	$6,603,986	$7,245	0.22%
Savings deposits	1,028,315	1,639	0.32	1,117,724	286	0.05
Brokered deposits	604,158	14,408	4.81	—	—	—
Time deposits	1,650,347	18,727	2.29	1,339,022	3,124	0.47
Total interest-bearing deposits	9,373,369	84,257	1.81	9,060,732	10,655	0.24
Borrowed funds	1,243,049	30,963	5.01	514,940	9,812	3.82
Total interest-bearing liabilities	10,616,418	115,220	2.19	9,575,672	20,467	0.43
Noninterest-bearing deposits	4,212,081			4,683,446
Other liabilities	217,573			191,938
Shareholders’ equity	2,202,336			2,213,424
Total liabilities and shareholders’ equity	$17,248,408			$16,664,480
Net interest income/net interest margin		$271,614	3.56%		$216,704	2.94%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume and mix and pricing decisions. External factors include changes in market interest rates, competition and other factors affecting the banking industry in general, and the shape of the interest rate yield curve. The largest contributing factor to the increase in net interest income for the six months ended June 30, 2023, as compared to the same period in 2022, was the rising rate environment throughout 2022 and thus far in 2023. The higher interest rates benefited yields on earning assets, which, coupled with steady loan growth, resulted in an increase in interest income year over year. This increase was offset to some degree by an increase in interest expense. The rising interest rates negatively impacted both the cost and mix of our funding sources, and the Company’s decision to increase on-balance sheet liquidity following the bank failures in March 2023 has also resulted in higher cost of funds and interest expense. The Company has continued its efforts to mitigate increases in the cost of funding through maintaining noninterest-bearing deposits, staying disciplined yet competitive in pricing on interest-bearing deposits in the current rising rate environment and accessing alternative sources of liquidity, such as brokered deposits. In the first half of 2023, however, ensuring the safe and sound operation of the Bank in light of industry-wide conditions was management’s paramount concern, which led to the Company significantly increasing its brokered deposits and borrowed funds in the first six months of 2023, as compared to the same period in 2022 in order to maintain robust on-balance sheet liquidity.
The following tables set forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the six months ended June 30, 2023, as compared to the same period in 2022 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute value of amounts calculated):

	Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
	Volume	Rate	Net
Interest income:
Loans held for investment	$15,853	$52,084	$67,937
Loans held for sale	(438)	842	404
Securities:
Taxable	(1,021)	2,755	1,734
Tax-exempt	(225)	(65)	(290)
Interest-bearing balances with banks	(1,346)	6,370	5,024
Total interest-earning assets	12,823	61,986	74,809
Interest expense:
Interest-bearing demand deposits	(268)	25,855	25,587
Savings deposits	(19)	685	666
Brokered deposits	10,090	—	10,090
Time deposits	552	9,478	10,030
Borrowed funds	7,857	2,815	10,672
Total interest-bearing liabilities	18,212	38,833	57,045
Change in net interest income	$(5,389)	$23,153	$17,764

	Six months ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
	Volume	Rate	Net
Interest income:
Loans held for investment	$32,902	$102,004	$134,906
Loans held for sale	(3,213)	2,491	(722)
Securities:
Taxable	(608)	6,614	6,006
Tax-exempt	(195)	(122)	(317)
Interest-bearing balances with banks	(2,458)	12,248	9,790
Total interest-earning assets	26,428	123,235	149,663
Interest expense:
Interest-bearing demand deposits	(606)	42,844	42,238
Savings deposits	(24)	1,377	1,353
Brokered deposits	14,408	—	14,408
Time deposits	885	14,718	15,603
Borrowed funds	17,334	3,817	21,151
Total interest-bearing liabilities	31,997	62,756	94,753
Change in net interest income	$(5,569)	$60,479	$54,910

Interest income, on a tax equivalent basis, was $200,035 and $386,834 for the three and six months ended June 30, 2023, as compared to $125,226 and $237,171 for the same periods in 2022. The increase in interest income, on a tax equivalent basis, for the three and six months ended June 30, 2023 as compared to the same time periods in 2022 is due primarily to additional interest rate increases by the Federal Reserve since March 2022, coupled with an improved mix of earning assets as excess cash was deployed into higher yielding assets since March 2022.
The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Loans held for investment	76.91%	70.57%	5.93%	4.12%
Loans held for sale	1.25	1.53	6.21	4.55
Securities	18.45	21.13	2.04	1.67
Other	3.39	6.77	5.34	0.78
Total earning assets	100.00%	100.00%	5.19%	3.38%

	Percentage of Total Average Earning Assets		Yield
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Loans held for investment	76.68%	69.35%	5.81%	4.00%
Loans held for sale	0.96	1.88	6.38	3.91
Securities	19.13	20.47	2.05	1.61
Interest-bearing balances with banks	3.23	8.30	5.06	0.43
Total earning assets	100.00%	100.00%	5.07%	3.21%

For the second quarter of 2023, interest income on loans held for investment, on a tax equivalent basis, increased $67,937 to $175,549 from $107,612 for the same period in 2022. For the six months ended June 30, 2023, interest income on loans held for investment, on a tax equivalent basis, increased $134,906 to $339,519 from $204,613 in the same period in 2022. The Federal Reserve began to raise interest rates in March 2022, which positively impacted the Company’s loan pricing, and the year-to-date average balance of loans held for investment increased $1,489,636 from June 2022, thereby resulting in the increase in interest income on loans held for investment for the three and six months ended June 30, 2023, as compared to the same periods in 2022.
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans held for investment, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net interest income collected on problem loans	$364	$2,276	$756	$2,710
Accretable yield recognized on purchased loans(1)	874	2,021	1,759	3,256
Total impact to interest income on loans	$1,238	$4,297	$2,515	$5,966

Impact to loan yield	0.04%	0.16%	0.04%	0.12%

Impact to net interest margin	0.03%	0.12%	0.03%	0.08%
(1)Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $289 and $1,183 for the second quarter of 2023 and 2022, respectively. The impact was $550 and

$1,556 for the six months ended June 30, 2023 and 2022, respectively. This additional interest income increased total loan yield by one basis point and five basis points for the second quarter of 2023 and 2022, respectively, while increasing net interest margin by one and three basis points for the same respective periods. For the six months ended June 30, 2023 and 2022, the additional interest income increased total loan yields by one and three basis points, respectively, while increasing net interest margin by one and two basis points, respectively.
For the second quarter of 2023, interest income on loans held for sale (consisting of mortgage loans held for sale) increased $404 to $2,990 from $2,586 for the same period in 2022. For the six months ended June 30, 2023, interest income on loans held for sale (consisting of mortgage loans held for sale), decreased $722 to $4,727 from $5,449 for the same period in 2022.
Investment income, on a tax equivalent basis, increased $1,444 to $14,518 for the second quarter of 2023 from $13,074 for the second quarter of 2022. Investment income, on a tax equivalent basis, increased $5,689 to $30,180 for the six months ended June 30, 2023 from $24,491 for the same period in 2022. The tax equivalent yield on the investment portfolio for the second quarter of 2023 was 2.04%, up 37 basis points from 1.67% for the same period in 2022. The tax equivalent yield on the investment portfolio for the six months ended June 30, 2023 was 2.05%, up 44 basis points from 1.61% in the same period in 2022. The increase in taxable equivalent yield on securities for the three and six months ended June 30, 2023 as compared to the same periods in 2022 was due to purchases of higher yielding securities during 2022. The increase in yield led to the growth in investment income, on a tax equivalent basis. The aforementioned sale of securities during the first six months of 2023 had a nominal impact to investment income for the three and six months ended June 30, 2023.
Interest expense was $66,950 for the second quarter of 2023 as compared to $9,905 for the same period in 2022. Interest expense for the six months ended June 30, 2023 was $115,220 as compared to $20,467 for the same period in 2022.
The following tables present, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Noninterest-bearing demand	27.10%	33.03%	—%	—%
Interest-bearing demand	41.01	46.05	1.91	0.22
Savings	6.74	7.97	0.32	0.05
Brokered deposits	5.43	—	5.00	—
Time deposits	11.64	9.14	2.61	0.39
Short term borrowings	5.19	0.78	4.62	0.69
Long-term Federal Home Loan Bank advances	—	—	—	1.88
Subordinated notes	2.14	2.25	5.57	4.36
Other borrowed funds	0.75	0.78	7.86	4.33
Total deposits and borrowed funds	100.00%	100.00%	1.80%	0.28%

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Noninterest-bearing demand	28.41%	32.85%	—%	—%
Interest-bearing demand	41.07	46.31	1.64	0.22
Savings	6.94	7.84	0.32	0.05
Brokered deposits	4.07	—	4.81	—
Time deposits	11.13	9.39	2.29	0.47
Short-term borrowings	5.48	0.49	4.46	0.65
Long-term Federal Home Loan Bank advances	—	—	—	1.87
Subordinated notes	2.14	2.34	5.45	4.31
Other long term borrowings	0.76	0.78	7.77	4.37
Total deposits and borrowed funds	100.00%	100.00%	1.57%	0.29%
Interest expense on deposits was $51,391 and $5,018 for the three months ended June 30, 2023 and 2022, respectively. The cost of total deposits was 1.50% and 0.15% for the same respective periods. Interest expense on deposits was $84,257 and $10,655 for the six months ended June 30, 2023 and 2022, respectively, and the cost of total deposits was 1.25% and 0.16% for the same respective periods. The increase in both deposit expense and cost is attributable to the Company’s efforts to offer competitive deposit rates in the rising interest rate environment and its decision to maintain additional on-balance sheet liquidity following the bank failures and broader industry concerns about bank liquidity that arose in March 2023. The Company has continued its efforts to maintain non-interest bearing deposits. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on brokered deposits or wholesale borrowings when advantageous or otherwise deemed advisable due to market conditions.
Interest expense on total borrowings was $15,559 and $4,887 for the three months ended June 30, 2023 and 2022, respectively. Interest expense on total borrowings was $30,963 and $9,812 for the six months ended June 30, 2023 and 2022, respectively. The increase in interest expense is a result of higher average borrowings and interest rates primarily due to an increase in short-term FHLB borrowings during the first half of 2023. The repayment of FHLB borrowings during the second quarter of 2023 had a nominal impact to interest expense for the three and six months ended June 30, 2023.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended June 30,		Six Months Ended June 30,
2023	2022	2023	2022
0.40%	0.90%	0.64%	0.90%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains and losses on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify revenue sources. Noninterest income was $17,226 for the second quarter of 2023 as compared to $37,214 for the same period in 2022. Noninterest income was $54,519 for the six months ended June 30, 2023 as compared to $74,672 for the same period in 2022. The decrease over the three and six month periods is primarily due to the $22,438 loss on the sale of securities during June 2023.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees (which encompasses traditional overdraft fees as well as non-sufficient funds fees). Service charges on deposit accounts were $9,733 and $9,734 for the second quarter of 2023 and 2022, respectively, and $18,853 and $19,296 for the six months ended June 30, 2023 and 2022, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,088 for the three months ended June 30, 2023, as compared to $5,249 for the same period in 2022. These fees were $9,669 for the six months ended June 30, 2023 compared to $10,428 for the same period in 2022. The Company eliminated consumer non-sufficient funds fees as well as transfer fees to linked customer accounts effective January

1, 2023. The fees eliminated totaled approximately $1,300 for the second quarter of 2022 and $2,600 for the first six months of 2022.
Fees and commissions were $4,987 during the second quarter of 2023 as compared to $4,668 for the same period in 2022, and were $9,663 for the first six months of 2023 as compared to $8,650 for the same period in 2022. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions, and lending services, such as collateral management fees and unused commitment fees. For the second quarter of 2023, interchange fees were $2,467 as compared to $2,646 for the same period in 2022. Interchange fees were $4,793 for the six months ended June 30, 2023 as compared to $5,078 for the same period in 2022.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $2,809 and $2,591 for the three months ended June 30, 2023 and 2022, respectively, and was $5,255 and $5,145 for the six months ended June 30, 2023 and 2022, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the number of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $46 and $15 for the three months ended June 30, 2023 and 2022, respectively, and $956 and $549 for the six months ended June 30, 2023 and 2022, respectively.
Our Wealth Management segment has two divisions: Trust and Financial Services. The Trust division operates on a custodial basis, which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $5,338 for the second quarter of 2023 compared to $5,711 for the same period in 2022, and was $10,478 for the six months ended June 30, 2023 compared to $11,635 for the same period in 2022. The market value of assets under management or administration was $5,135,465 and $5,084,867 at June 30, 2023 and June 30, 2022, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Interest rate lock commitments and originations of mortgage loans to be sold totaled $610,611 and $400,975, respectively, in the second quarter of 2023 compared to $866,048 and $481,568, respectively for the same period in 2022. Interest rate lock commitments and originations of mortgage loans to be sold totaled $1,240,443 and $659,921 in the six months ended June 30, 2023 compared to $2,040,194 and $1,076,613 for the same period in 2022. The decrease in both interest rate lock commitments and mortgage loan originations was due to material increases in mortgage interest rates from historically low rates, significantly dampening demand for mortgages nationwide. In the third quarter of 2022, the Company sold a portion of its mortgage servicing rights portfolio with a carrying value of $15,565 for a pre-tax gain of $2,960. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain on sales of loans, net (1)	$4,646	$3,490	$9,416	$9,537
Fees, net	2,859	3,064	4,665	6,117
Mortgage servicing income, net	2,266	1,762	4,207	2,295
Mortgage banking income, net	$9,771	$8,316	$18,288	$17,949
(1) Gain on sales of loans, net includes pipeline fair value adjustments
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and proceeds received upon the death of covered individuals. BOLI income was $2,402 for the three months ended June 30, 2023 as compared to $2,331 for the same period in 2022, and $5,405 for the six months ended June 30, 2023 as compared to $4,484 for the same period in 2022. The Company purchased an additional $80,000 in BOLI policies during the first quarter of 2022. No such purchases were made in the first half of 2023.
Other noninterest income was $4,624 and $3,863 for the three months ended June 30, 2023 and 2022, respectively, and was $9,015 and $7,513 for the six months ended June 30, 2023 and 2022, respectively. Other noninterest income includes income from our SBA banking division, our capital markets division and other miscellaneous income and can fluctuate based on production in our SBA banking and capital markets divisions and recognition of other seasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended June 30,		Six Months Ended June 30,
2023	2022	2023	2022
2.53%	2.37%	2.54%	2.33%
Noninterest expense was $109,165 and $98,194 for the second quarter of 2023 and 2022, respectively, and was $216,873 and $192,299 for the six months ended June 30, 2023 and 2022, respectively.
Salaries and employee benefits increased $5,057 to $70,637 for the second quarter of 2023 as compared to $65,580 for the same period in 2022. Salaries and employee benefits increased $12,650 to $140,469 for the six months ended June 30, 2023 as compared to $127,819 for the same period in 2022. The increase in salaries and employee benefits is primarily due to increases in the minimum wage we pay our employees that were implemented in May 2022 along with annual merit increases implemented in April 2023. The acquisition of RBC added $3,174 to salaries and employee benefits expense in the first half of 2023.
Data processing costs were $3,684 in the second quarter of 2023 as compared to $3,590 for the same period in 2022 and were $7,317 for the six months ended June 30, 2023 as compared to $7,853 for the same period in 2022. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense for the second quarter of 2023 was $11,865, as compared to $11,155 for the same period in 2022. These expenses for the first six months of 2023 were $23,270, as compared to $22,431 for the same period in 2022
For the second quarter of 2023 the Company had expenses of $51 related to other real estate owned as compared to a net gain of $187 for the same period in 2022. These expenses were $81 for the six months ended June 30, 2023 as compared to a net gain of $428 for the same period in 2022. Expenses on other real estate owned included write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $8 and $51 for the first six months of 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, other real estate owned with a cost basis of $738 and $967, respectively, was sold, resulting in a net gain of $89 and $557, respectively.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulations. Professional fees were $4,012 for the second quarter of 2023 as compared to $2,778 for the same period in 2022, and $7,479 for the six months ended June 30, 2023 as compared to $5,929 for the same period in 2022.
Advertising and public relations expense was $3,482 for the second quarter of 2023 as compared to $3,406 for the same period in 2022, and $8,168 for the six months ended June 30, 2023 as compared to $7,465 for the same period in 2022. During the six months ended June 30, 2023 and 2022, the Company contributed approximately $1,292 and $1,350, respectively, to charitable organizations throughout Mississippi, Alabama and Georgia, which contributions are included in our advertising and public relations expense, for which it received a dollar-for-dollar tax credit.
Amortization of intangible assets totaled $1,369 and $1,310 for the second quarter of 2023 and 2022, respectively, and $2,795 and $2,676 for the six months ended June 30, 2023 and 2022, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 1 year to 8 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $2,226 for the second quarter of 2023 as compared to $1,904 for the same period in 2022. Communication expenses were $4,206 for the six months ended June 30, 2023 as compared to $3,931 for the same period in 2022.
Other noninterest expense includes the provision for unfunded commitments, business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $11,839 and $23,088 for the three and six months ended June 30, 2023 as compared to $7,471 and $13,204 for the same periods in 2022. The increase in other noninterest expense is primarily attributable to lower deferred loan origination expense in the first half of 2023 compared to the same period in 2022. The amount of loan origination expense deferred is directly correlated to the volume and mix of our loan production during the period. A negative provision (recovery) for unfunded commitments of

$1,000 and $2,500 was recorded for the three and six months ended June 30, 2023. There was a provision for unfunded commitments of $450 for the second quarter of 2022 and a recovery of provision for unfunded commitments of $100 for the six months ended June 30, 2022.
Efficiency Ratio

	Efficiency Ratio
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Efficiency ratio	72.63%	64.37%	66.50%	66.00%

The efficiency ratio is a measure of productivity in the banking industry. (This ratio is a measure of our ability to turn expenses into revenue. That is, the ratio is designed to reflect the percentage of one dollar that we must expend to generate a dollar of revenue.) The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The loss on the sale of securities reduced the efficiency ratio by 9.44% and 6.22% for the three and six months ended June 30, 2023, respectively. We remain committed to aggressively managing our costs within the framework of our business model. Our goal is to improve the efficiency ratio over time from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.
Income Taxes
Income tax expense for the second quarter of 2023 and 2022 was $6,634 and $10,857, respectively, and $17,956 and $18,792 for the six months ended June 30, 2023 and 2022, respectively. The Company recognized tax credits of approximately $1,292 in the first half of 2023 (as mentioned above in the advertising and public relations discussion) as compared to approximately $1,350 in the first half of 2022.

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
For loans with a commercial purpose, internal risk-rating grades are assigned by lending, credit administration and loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Loan grades range from 10 to 95, with 10 being loans with the least credit risk.
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
After all collection efforts have failed, collateral securing loans may be repossessed and sold or, for loans secured by real estate, foreclosure proceedings initiated. The collateral is sold at public auction or private sale for fair market value (based upon recent appraisals as described above), with fees associated with the foreclosure being deducted from the sales price. The purchase price is applied to the outstanding loan balance. Any remaining balance is charged-off, which reduces the allowance for credit losses on loans. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans.
The Company’s practice is to charge off estimated losses as soon as management believes the uncollectability of a loan balance is confirmed and such losses are reasonably quantified. Net charge-offs for the first six months of 2023 were $8,633, or 0.15% of average loans (annualized), compared to net charge-offs of $3,188, or 0.06% of average loans (annualized), for the same period in 2022. The charge-offs were fully reserved for in the Company’s allowance for credit losses on loans. Subsequent recoveries, if any, are credited to the allowance for credit losses on loans.
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

The following table presents the allocation of the allowance for credit losses on loans by loan category and the percentage of loans in each category to total loans as of the dates presented:

	June 30, 2023		December 31, 2022		June 30, 2022
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$41,310	14.49%	$44,255	14.46%	$30,193	14.12%
Lease financing	2,480	1.03%	2,463	0.99%	1,802	0.96%
Real estate – construction	19,125	11.47%	19,114	11.49%	17,290	10.62%
Real estate – 1-4 family mortgage	46,434	28.07%	44,727	27.78%	41,910	28.57%
Real estate – commercial mortgage	75,667	44.03%	71,798	44.20%	64,373	44.49%
Installment loans to individuals	9,375	0.91%	9,733	1.08%	10,563	1.24%
Total	$194,391	100.00%	$192,090	100.00%	$166,131	100.00%

The provision for credit losses on loans charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a provision for credit losses of $3,000 in the second quarter of 2023 and $10,960 in the first half of 2023, as compared to $2,000 in the second quarter of 2022 and $3,500 in the first half of 2022. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. The provision activity during the first six months of 2023 as compared to the same period in 2022 was primarily driven by loan growth coupled with a slight deterioration in our economic forecast.
The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Balance at beginning of period	$195,292	$166,468	$192,090	$164,171
Impact of purchased credit deteriorated loans acquired during the period	—	—	(26)	1,648
Charge-offs
Commercial, financial, agricultural	4,939	2,239	5,468	4,341
Lease financing	—	—	—	7
Real estate – 1-4 family mortgage	212	161	215	324
Real estate – commercial mortgage	397	708	5,512	714
Installment loans to individuals	580	850	1,390	1,629
Total charge-offs	6,185	3,958	12,642	7,015
Recoveries
Commercial, financial, agricultural	1,274	431	1,999	1,567
Lease financing	6	11	11	23
Real estate – 1-4 family mortgage	170	169	194	347
Real estate – commercial mortgage	278	192	489	347
Installment loans to individuals	556	818	1,316	1,543
Total recoveries	2,284	1,621	4,009	3,827
Net charge-offs	3,901	2,337	8,633	3,188
Provision for credit losses on loans	3,000	2,000	10,960	3,500
Balance at end of period	$194,391	$166,131	$194,391	$166,131
Net charge-offs (annualized) to average loans	0.13%	0.09%	0.15%	0.06%
Net charge-offs to allowance for credit losses on loans	2.01	1.41	4.44	1.92
Allowance for credit losses on loans to:
Total loans			1.63	1.57
Nonperforming loans			211.85	373.21
Nonaccrual loans			350.64	378.46

The table below reflects annualized net charge-offs (recoveries) to daily average loans outstanding, by loan category, during the periods presented:

	Six Months Ended
	June 30, 2023			June 30, 2022
	Net Charge-offs (Recoveries)	Average Loans	Annualized Net Charge-offs to Average Loans	Net Charge-offs (Recoveries)	Average Loans	Annualized Net Charge-offs to Average Loans
Commercial, financial, agricultural	$3,469	$1,734,709	0.40%	$2,774	$1,457,164	0.38%
Lease financing	(11)	118,892	(0.02)	(16)	89,479	(0.04)
Real estate – construction	57	1,327,028	0.01	—	1,114,992	—
Real estate – 1-4 family mortgage	21	3,362,300	—	(23)	2,894,206	—
Real estate – commercial mortgage	5,023	5,125,192	0.20	367	4,601,353	0.02
Installment loans to individuals	74	115,464	0.13	86	136,755	0.13
Total	$8,633	$11,783,585	0.15%	$3,188	$10,293,949	0.06%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Real estate – construction:
Residential	$57	$—	$57	$—
Total real estate – construction	57	—	57	—
Real estate – 1-4 family mortgage:
Primary	(55)	95	(65)	157
Home equity	102	(70)	99	(48)
Rental/investment	1	(19)	(1)	(21)
Land development	(6)	(14)	(12)	(111)
Total real estate – 1-4 family mortgage	42	(8)	21	(23)
Real estate – commercial mortgage:
Owner-occupied	396	675	318	526
Non-owner occupied	(277)	(2)	4,705	(2)
Land development	—	(157)	—	(157)
Total real estate – commercial mortgage	119	516	5,023	367
Total net charge-offs (recoveries) of loans secured by real estate	$218	$508	$5,101	$344

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

Three Months Ended June 30,	2023	2022
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$18,618	$19,485
(Recovery of) provision for credit losses on unfunded loan commitments (included in other noninterest expense)	(1,000)	450
Ending balance	$17,618	$19,935

Six Months Ended June 30,	2023	2022
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,118	$20,035
Recovery of provision for credit losses on unfunded loan commitments (included in other noninterest expense)	(2,500)	(100)
Ending balance	$17,618	$19,935
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
The following table provides details of the Company’s nonperforming assets as of the dates presented.

	June 30, 2023	December 31, 2022
Nonaccruing loans	$55,439	$56,545
Accruing loans past due 90 days or more	36,321	331
Total nonperforming loans	91,760	56,876
Other real estate owned	5,120	1,763
Total nonperforming assets	$96,880	$58,639
Nonperforming loans to total loans	0.77%	0.49%
Nonaccruing loans to total loans	0.46%	0.49%
Nonperforming assets to total assets	0.56%	0.35%

The following table presents nonperforming loans by loan category as of the dates presented:

	June 30, 2023	December 31, 2022	June 30, 2022
Commercial, financial, agricultural	$7,698	$12,543	$6,199
Lease financing	—	—	—
Real estate – construction:
Residential	—	77	—
Commercial	—	—	—
Total real estate – construction	—	77	—
Real estate – 1-4 family mortgage:
Primary	36,467	30,076	22,440
Home equity	2,299	1,909	2,082
Rental/investment	3,086	1,014	1,034
Land development	19	82	598
Total real estate – 1-4 family mortgage	41,871	33,081	26,154
Real estate – commercial mortgage:
Owner-occupied	24,022	5,499	5,991
Non-owner occupied	17,842	5,342	5,630
Land development	54	71	186
Total real estate – commercial mortgage	41,918	10,912	11,807
Installment loans to individuals	273	263	354
Total nonperforming loans	$91,760	$56,876	$44,514

Total nonperforming loans as a percentage of total loans were 0.77% as of June 30, 2023 as compared to 0.49% and 0.42% as of December 31, 2022 and June 30, 2022, respectively. The increase in nonperforming loans is primarily due to two relationships, both of which are well collateralized and with respect to which the Company expects no loss. The Company’s coverage ratio, or its allowance for credit losses on loans as a percentage of nonperforming loans, was 211.85% as of June 30, 2023 as compared to 337.73% as of December 31, 2022 and 373.21% as of June 30, 2022.
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at June 30, 2023. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due but still accruing interest were $12,146, or 0.10% of total loans, at June 30, 2023 as compared to $58,703, or 0.51% of total loans, at December 31, 2022 and $16,910, or 0.16% of total loans, at June 30, 2022.
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, excluding covenant waivers and modification of contingent acceleration clauses are required to be disclosed in accordance with ASU 2022-02. At June 30, 2023, these loan modifications were performing in accordance with their modified terms and unused commitments totaled $1,600. Upon the Company’s determination that a modified loan has been subsequently deemed uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted accordingly. See Note 4, “Allowance for Credit Losses,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements for more information on the allowance for credit losses.
The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three months and six months ended June 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of loans is also presented below.

	Three Months Ended					Six Months Ended
	Interest Rate Reduction	Term Extension	Payment Delay	Total	% Total Loans by Class	Interest Rate Reduction	Term Extension	Payment Delay	Total	% Total Loans by Class
Commercial, financial, agricultural	$—	$1,210	$—	$1,210	0.07%	$—	$1,210	$—	$1,210	0.07%
Real estate – construction:
Residential	—	4,366	—	4,366	1.42	—	4,366	—	4,366	1.42
Total real estate – construction	—	4,366	—	4,366	0.32	—	4,366	—	4,366	0.32
Real estate – 1-4 family mortgage:
Home equity	9	—	—	9	—	9	—	—	9	—
Total real estate – 1-4 family mortgage	9	—	—	9	—	9	—	—	9	—
Real estate – commercial mortgage:
Owner-occupied	—	—	—	—	—	155	—	—	155	0.01
Non-owner occupied	—	—	—	—	—	1,026	—	—	1,026	0.03
Land development	—	97	277	374	0.33	—	97	277	374	0.33
Total real estate – commercial mortgage	—	97	277	374	0.01	1,181	97	277	1,555	0.03
Loans, net of unearned income	$9	$5,673	$277	$5,959	0.05%	$1,190	$5,673	$277	$7,140	0.06%

The following table presents the weighted average financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2023.

	Three Months Ended			Six Months Ended
	Interest Rate Reduction (in basis points)	Term Extension (in months)	Payment Delay (in months)	Interest Rate Reduction (in basis points)	Term Extension (in months)	Payment Delay (in months)
Commercial, financial, agricultural	—	2.1	—	—	2.1	—
Real estate – construction:
Residential	—	4.7	—	—	4.7	—
Real estate – 1-4 family mortgage:
Home equity	300	—	—	300	—	—
Real estate – commercial mortgage:
Owner-occupied	—	—	—	68	—	—
Non-owner occupied	—	—	—	12	—	—
Land development	—	8.4	3.0	—	8.4	3.0
Loans, net of unearned income	300	4.2	3.0	21	4.2	3.0

The following table provides details of the Company’s other real estate owned, net of valuation allowance and direct write-downs, as of the dates presented:

	June 30, 2023	December 31, 2022	June 30, 2022
Residential real estate	$459	$699	$1,251
Commercial real estate	3,481	62	101
Residential land development	448	246	261
Commercial land development	732	756	1,194
Total other real estate owned	$5,120	$1,763	$2,807

Changes in the Company’s other real estate owned were as follows:

	2023	2022
Balance at January 1	$1,763	$2,540
Transfers of loans	4,119	1,284
Impairments	(8)	(51)
Dispositions	(738)	(967)
Other	(16)	1
Balance at June 30	$5,120	$2,807

Other real estate owned with a cost basis of $738 was sold during the six months ended June 30, 2023, resulting in a net gain of $89, while other real estate owned with a cost basis of $967 was sold during the six months ended June 30, 2022, resulting in a net gain of $557.
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
Because of the impact of interest rate fluctuations on our profitability and liquidity, the Board of Directors and management actively monitor and manage our interest rate risk exposure. We have an Asset/Liability Committee (“ALCO”) that is authorized by the Board of Directors to monitor interest rate sensitivity and liquidity risk, over the short-, medium, and long-term, and to make decisions relating to these processes. The ALCO’s goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk and preserving adequate liquidity so as to minimize the adverse impact of changes in interest rates on net interest income, liquidity and capital. We regularly monitor liquidity and stress our liquidity position in various simulated scenarios, which are incorporated in our contingency funding plan outlining different potential liquidity environments. The ALCO uses an asset/liability model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model is used to perform both net interest income forecast simulations for multiple year horizons and economic value of equity (“EVE”) analyses, each under various interest rate scenarios, which could impact the results presented in the table below.
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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing July 1, 2023, in each case as compared to the result under rates present in the market on June 30, 2023. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not account for changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+200	4.22%	6.79%	8.62%
+100	2.50%	3.45%	4.34%
-100	(3.67)%	(4.29)%	(5.22)%
-200	(9.05)%	(9.24)%	(11.31)%

The rate shock results for the net interest income simulations for the next 24 months produce an asset sensitive position at June 30, 2023. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
The scenarios assume instantaneous movements in interest rates in increments described in the table above. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions, including asset prepayment speeds, the impact of competitive factors on our pricing of loans and deposits, the impact of market conditions on the securities yields and interest rates of our borrowings, how responsive our deposit repricing is to the change in market rates and the expected life of non-maturity deposits. These business assumptions are based upon our experience, business plans and published industry experience; however, such assumptions may not necessarily reflect the manner or timing in which cash flows, asset yields and liability costs respond to changes in market rates. Because these assumptions are inherently uncertain, actual results will differ from simulated results.
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
Core deposits, which are deposits excluding brokered deposits and time deposits greater than $250,000, are the major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. We may also access the brokered deposit market where rates are favorable to other sources of liquidity (especially in light of collateral requirements for certain borrowings, as described below) and core deposits are not sufficient for meeting our current and anticipated liquidity needs. During the first half of 2023, brokered deposits increased by $847,825 as compared to the balance at December 31, 2022. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the ALCO.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months, the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 10.43% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types, short-term borrowings and derivative instruments. At June 30, 2023, securities with a carrying value of $786,023 were pledged to secure public fund deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $842,601 similarly pledged at December 31, 2022.
Other sources available for meeting liquidity needs include federal funds purchased and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were $250,000 in short-term borrowings from the FHLB at June 30, 2023, as compared to $700,000 at December 31, 2022. Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding long-term advances with the FHLB at June 30, 2023 or December 31, 2022. The total amount of the remaining credit available to us from the FHLB at June 30, 2023 was $3,484,050. We also maintain lines of credit with other commercial banks totaling $180,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at June 30, 2023 or December 31, 2022.
Finally, we can access the capital markets to meet liquidity needs. The Company maintains a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which was effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depositary shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company's banking, insurance and wealth management operations as well as other business opportunities. In previous years, we have accessed the capital markets to generate liquidity in the form of common stock and subordinated notes. We have also assumed subordinated notes as part of acquisitions. The carrying value of subordinated notes, net of unamortized debt issuance costs, was $317,120 at June 30, 2023.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Noninterest-bearing demand	28.41%	32.85%	—%	—%
Interest-bearing demand	41.07	46.31	1.64	0.22
Savings	6.94	7.84	0.32	0.05
Brokered deposits	4.07	—	4.81	—
Time deposits	11.13	9.39	2.29	0.47
Short-term borrowings	5.48	0.49	4.46	0.65
Long-term Federal Home Loan Bank advances	—	—	—	1.87
Subordinated notes	2.14	2.34	5.45	4.31
Other borrowed funds	0.76	0.78	7.77	4.37
Total deposits and borrowed funds	100.00%	100.00%	1.57%	0.29%

The estimated amount of uninsured and uncollateralized deposits at June 30, 2023 was $3,885,983. Collateralized public funds over the FDIC insurance limits were $1,448,039.
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
Cash and cash equivalents were $946,899 at June 30, 2023, as compared to $1,010,468 at June 30, 2022. Cash provided by investing activities for the six months ended June 30, 2023 was $274,113, as compared to cash used in investing activities of $1,087,213 for the six months ended June 30, 2022. Proceeds from the sale, maturity or call of securities within our investment portfolio were $633,934 for the six months ended June 30, 2023, as compared to $266,656 for the same period in 2022. A portion of the securities portfolio was sold during the second quarter, resulting in proceeds of $488,981 which were used to pay off short-term FHLB borrowings. Other proceeds were primarily used to fund loan growth in 2023, while they were primarily reinvested into the investment portfolio in 2022. There were no purchases of investment securities during the first six months of 2023, as compared to $701,555 for the same period in 2022.
Cash provided by financing activities for the six months ended June 30, 2023 was $128,334, as compared to cash used in financing activities of $129,990 for the same period in 2022. Deposits increased $608,395 and decreased $141,795 for the six months ended June 30, 2023 and 2022, respectively.
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
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2023, the maximum amount available for transfer from the Bank to the Company in the form of loans was $183,595. The Company maintains a $3,000 line of credit collateralized by cash with the Bank. There were no amounts outstanding under this line of credit at June 30, 2023.
These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the six months ended June 30, 2023, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	June 30, 2023	December 31, 2022
Loan commitments	$3,268,716	$3,577,614
Standby letters of credit	117,786	98,357

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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, collars, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2023, the Company had notional amounts of $510,641 on interest rate contracts with corporate customers and $436,028 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
Additionally, the Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable rate residential mortgage loans and also enters into forward commitments to sell residential mortgage loans to secondary market investors.
The Company also enters into interest rate swap contracts on its FHLB borrowings and its junior subordinated debentures that are accounted for as cash flow hedges. Under each of these contracts, the Company pays a fixed rate of interest and receives a variable rate of interest. The Company entered into an interest rate swap contract on its subordinated notes that is accounted for as a fair value hedge. Under this contract, the Company pays a variable rate of interest and receives a fixed rate of interest. Additionally, the Company entered into an interest rate collar on forecasted borrowings in June 2022 with a 2.25% floor and 4.57% cap, which is accounted for as a cash flow hedge. The Company entered into a second interest rate collar in October 2022 with a 2.75% floor and 4.75% cap. The collar hedging strategy stabilizes interest rate fluctuation by setting both a floor and a cap.
For more information about the Company’s derivatives, see Note 9, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $2,208,628 at June 30, 2023 compared to $2,136,016 at December 31, 2022. Book value per share was $39.35 and $38.18 at June 30, 2023 and December 31, 2022, respectively. The growth in shareholders’ equity was attributable to changes in accumulated other comprehensive income and current period earnings, offset by dividends declared.
In October 2022, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $100,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The program will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. The Company did not repurchase any of its common stock under the stock repurchase plan in the second quarter of 2023.
The Company has junior subordinated debentures with a carrying value of $112,510 at June 30, 2023, of which $108,919 is included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the debentures we include in Tier 1 capital at June 30, 2023. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if we make any acquisition of a financial institution now that we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.
The Company has subordinated notes with a par value of $340,000 at June 30, 2023, of which $336,327 is included in the Company’s Tier 2 capital.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,415,626	10.30%	$893,220	6.50%	$961,929	7.00%
Tier 1 risk-based capital ratio	1,524,545	11.09	1,099,348	8.00	1,168,057	8.50
Total risk-based capital ratio	2,028,793	14.76	1,374,185	10.00	1,442,894	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,524,545	9.22	826,868	5.00	661,495	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,668,033	12.06%	$899,078	6.50%	$968,237	7.00%
Tier 1 risk-based capital ratio	1,668,033	12.06	1,106,557	8.00	1,175,717	8.50
Total risk-based capital ratio	1,835,954	13.27	1,383,196	10.00	1,452,356	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,668,033	10.09	826,954	5.00	661,563	4.00

December 31, 2022
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,372,747	10.21%	$874,093	6.50%	$941,331	7.00%
Tier 1 risk-based capital ratio	1,481,197	11.01	1,075,807	8.00	1,143,045	8.50
Total risk-based capital ratio	1,968,001	14.63	1,344,758	10.00	1,411,996	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,481,197	9.36	790,853	5.00	632,683	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,630,389	12.10%	$876,066	6.50%	$943,455	7.00%
Tier 1 risk-based capital ratio	1,630,389	12.10	1,078,235	8.00	1,145,624	8.50
Total risk-based capital ratio	1,781,312	13.22	1,347,794	10.00	1,415,183	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,630,389	10.30	791,299	5.00	633,040	4.00

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

During the three month period ended June 30, 2023, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number of Shares or Approximate Dollar Value of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)(3)
April 1, 2023 to April 30, 2023	253	$29.82	—	$100,000
May 1, 2023 to May 31, 2023	227	26.34	—	100,000
June 1, 2023 to June 30, 2023	358	29.48	—	100,000
Total	838	$28.73	—
(1)All shares in this column represent shares of Renasant Corporation stock withheld to satisfy the federal and state tax liabilities related to the vesting of time-based restricted stock awards.
(2)The Company announced a $100.0 million stock repurchase program in October 2022 under which the Company was authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. This plan will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. No shares were repurchased during the second quarter of 2023 under this plan.
(3)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 5. OTHER INFORMATION

Trading Plans
During the quarter ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(a) of Regulation S-K).

Item 6. EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (1)

(3)(ii)	Amended and Restated Bylaws of Renasant Corporation (2)

(3)(iii)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (3)

(3)(iv)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (4)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (Unaudited).

(104)	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

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

RENASANT CORPORATION
(Registrant)

Date:	August 4, 2023	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2023	/s/ James C. Mabry IV
James C. Mabry IV
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)