Form 10-Q
period 2023-09-30
RENASANT CORP
filed 2023-11-08
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
(662) 680-1001
(Registrant’s telephone number, including area code)
 ________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $5.00 par value per share	RNST	The New York Stock Exchange
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

As of October 31, 2023, 56,141,545 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30, 2023	December 31, 2022
Assets
Cash and due from banks	$179,111	$193,513
Interest-bearing balances with banks	562,045	382,479
Cash and cash equivalents	741,156	575,992
Securities held to maturity (net of allowance for credit losses of $32 at each of September 30, 2023 and December 31, 2022) (fair value of $1,079,123 and $1,206,540, respectively)	1,245,595	1,324,040
Securities available for sale, at fair value	909,108	1,533,942
Loans held for sale, at fair value	241,613	110,105
Loans held for investment, net of unearned income	12,168,023	11,578,304
Allowance for credit losses on loans	(197,773)	(192,090)
Loans, net	11,970,250	11,386,214
Premises and equipment, net	284,368	283,595
Other real estate owned, net	9,258	1,763
Goodwill	991,665	991,708
Other intangible assets, net	20,070	24,176
Bank-owned life insurance	379,945	373,808
Mortgage servicing rights	90,241	84,448
Other assets	298,352	298,385
Total assets	$17,181,621	$16,988,176
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$3,734,197	$4,558,756
Interest-bearing	10,422,913	8,928,210
Total deposits	14,157,110	13,486,966
Short-term borrowings	107,662	712,232
Long-term debt	427,399	428,133
Other liabilities	256,127	224,829
Total liabilities	14,948,298	14,852,160
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 56,140,713 and 55,953,104 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost – 3,156,012 and 3,343,621 shares, respectively	(105,300)	(111,577)
Additional paid-in capital	1,304,891	1,302,422
Retained earnings	936,573	857,725
Accumulated other comprehensive loss, net of taxes	(199,324)	(209,037)
Total shareholders’ equity	2,233,323	2,136,016
Total liabilities and shareholders’ equity	$17,181,621	$16,988,176
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income
Loans	$184,880	$125,175	$524,592	$332,862
Securities
Taxable	9,439	12,636	34,992	32,137
Tax-exempt	1,230	1,864	4,768	5,669
Other	10,128	3,458	22,536	6,076
Total interest income	205,677	143,133	586,888	376,744
Interest expense
Deposits	70,906	7,241	155,163	17,896
Borrowings	7,388	5,574	38,351	15,386
Total interest expense	78,294	12,815	193,514	33,282
Net interest income	127,383	130,318	393,374	343,462
Provision for credit losses on loans	5,315	9,800	16,275	13,300
Net interest income after provision for credit losses	122,068	120,518	377,099	330,162
Noninterest income
Service charges on deposit accounts	9,743	10,216	28,596	29,512
Fees and commissions	4,108	4,148	13,771	12,798
Insurance commissions	3,264	3,108	8,519	8,253
Wealth management revenue	5,986	5,467	16,464	17,102
Mortgage banking income	7,533	12,675	25,821	30,624
Net loss on sales of securities	—	—	(22,438)	—
BOLI income	2,469	2,296	7,874	6,780
Other	5,097	3,276	14,112	10,789
Total noninterest income	38,200	41,186	92,719	115,858
Noninterest expense
Salaries and employee benefits	69,458	66,463	209,927	194,282
Data processing	3,907	3,526	11,224	11,379
Net occupancy and equipment	11,548	11,266	34,818	33,697
Other real estate owned	(120)	34	(39)	(394)
Professional fees	3,338	3,087	10,817	9,016
Advertising and public relations	3,474	3,229	11,642	10,694
Intangible amortization	1,311	1,251	4,106	3,927
Communications	2,006	1,999	6,212	5,930
Merger and conversion related expenses	—	—	—	687
Restructuring charges	—	—	—	732
Other	12,747	10,719	35,835	23,923
Total noninterest expense	107,669	101,574	324,542	293,873
Income before income taxes	52,599	60,130	145,276	152,147
Income taxes	10,766	13,563	28,722	32,355
Net income	$41,833	$46,567	$116,554	$119,792
Basic earnings per share	$0.75	$0.83	$2.08	$2.14
Diluted earnings per share	$0.74	$0.83	$2.07	$2.13
Cash dividends per common share	$0.22	$0.22	$0.66	$0.66
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$41,833	$46,567	$116,554	$119,792
Other comprehensive income (loss), net of tax:
Securities available for sale:
Unrealized holding losses on securities	(12,883)	(63,579)	(13,282)	(220,999)
Reclassification adjustment for losses realized in net income	—	—	16,816	—
Amortization of unrealized holding losses on securities transferred to the held to maturity category	2,947	1,207	7,527	969
Total securities available for sale	(9,936)	(62,372)	11,061	(220,030)
Derivative instruments:
Unrealized holding gains (losses) on derivative instruments	1,987	1,687	(1,606)	14,328
Total derivative instruments	1,987	1,687	(1,606)	14,328
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	86	31	258	93
Total defined benefit pension and post-retirement benefit plans	86	31	258	93
Other comprehensive (loss) income, net of tax	(7,863)	(60,654)	9,713	(205,609)
Comprehensive income (loss)	$33,970	$(14,087)	$126,267	$(85,817)

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended September 30, 2023	Shares	Amount
Balance at January 1, 2023	55,953,104	$296,483	$(111,577)	$1,302,422	$857,725	$(209,037)	$2,136,016
Net income	—	—	—	—	46,078	—	46,078
Other comprehensive income	—	—	—	—	—	16,713	16,713
Comprehensive income							62,791
Cash dividends ($0.22 per share)	—	—	—	—	(12,561)	—	(12,561)
Issuance of common stock for stock-based compensation awards	120,554	—	4,018	(6,409)	—	—	(2,391)
Stock-based compensation expense	—	—	—	3,445	—	—	3,445
Balance at March 31, 2023	56,073,658	$296,483	$(107,559)	$1,299,458	$891,242	$(192,324)	$2,187,300
Net income	—	$—	$—	$—	$28,643	$—	$28,643
Other comprehensive income	—	—	—	—	—	863	863
Comprehensive income							29,506
Cash dividends ($0.22 per share)	—	—	—	—	(12,573)	—	(12,573)
Issuance of common stock for stock-based compensation awards	58,820	—	1,970	(970)	—	—	1,000
Stock-based compensation expense	—	—	—	3,395	—	—	3,395
Balance at June 30, 2023	56,132,478	$296,483	$(105,589)	$1,301,883	$907,312	$(191,461)	$2,208,628
Net income	—	—	—	—	$41,833		$41,833
Other comprehensive loss	—	—	—	—	—	(7,863)	(7,863)
Comprehensive income							33,970
Cash dividends ($0.22 per share)	—	—	—	—	(12,572)	—	(12,572)
Issuance of common stock for stock-based compensation awards	8,235	—	289	(416)	—	—	(127)
Stock-based compensation expense	—	—	—	3,424	—	—	3,424
Balance at September 30, 2023	56,140,713	$296,483	$(105,300)	$1,304,891	$936,573	$(199,324)	$2,233,323

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Nine Months Ended September 30, 2022	Shares	Amount
Balance at January 1, 2022	55,756,233	$296,483	$(118,027)	$1,300,192	$741,648	$(10,443)	$2,209,853
Net income	—	—	—	—	33,547	—	33,547
Other comprehensive loss	—	—	—	—	—	(94,126)	(94,126)
Comprehensive loss							(60,579)
Cash dividends ($0.22 per share)	—	—	—	—	(12,505)	—	(12,505)
Issuance of common stock for stock-based compensation awards	124,433	—	3,977	(6,442)	—	—	(2,465)
Stock-based compensation expense	—	—	—	3,338	—	—	3,338
Balance at March 31, 2022	55,880,666	$296,483	$(114,050)	$1,297,088	$762,690	$(104,569)	$2,137,642
Net income	—	$—	$—	$—	$39,678	$—	$39,678
Other comprehensive loss	—	—	—	—	—	(50,829)	(50,829)
Comprehensive loss							(11,151)
Cash dividends ($0.22 per share)	—	—	—	—	(12,488)	—	(12,488)
Issuance of common stock for stock-based compensation awards	51,351	—	1,755	(1,833)	—	—	(78)
Stock-based compensation expense	—	—	—	2,952	—	—	2,952
Balance at June 30, 2022	55,932,017	$296,483	$(112,295)	$1,298,207	$789,880	$(155,398)	$2,116,877
Net income	—	—	—	—	$46,567	—	$46,567
Other comprehensive loss	—	—	—	—	—	(60,654)	(60,654)
Comprehensive loss							(14,087)
Cash dividends ($0.22 per share)	—	—	—	—	(12,496)	—	(12,496)
Issuance of common stock for stock-based compensation awards	21,087	—	718	(1,000)	—	—	(282)
Stock-based compensation expense	—	—	—	2,269	—	—	2,269
Balance at September 30, 2022	55,953,104	$296,483	$(111,577)	$1,299,476	$823,951	$(216,052)	$2,092,281

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$116,554	$119,792
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,275	13,300
Depreciation, amortization and accretion	26,723	33,590
Deferred income tax (benefit) expense	(1,231)	3,600
Proceeds from sale of MSR	—	18,525
Gain on sale of MSR	—	(2,960)
Funding of mortgage loans held for sale	(1,057,277)	(1,436,158)
Proceeds from sales of mortgage loans held for sale	934,761	1,757,353
Gains on sales of mortgage loans held for sale	(12,639)	(9,808)
Losses on sales of securities	22,438	—
Losses (gains) on sales of premises and equipment	8	(245)
Stock-based compensation expense	10,264	8,558
Increase in other assets	(30,741)	(32,187)
Increase (decrease) in other liabilities	22,989	(10,253)
Net cash provided by operating activities	48,124	463,107
Investing activities
Purchases of securities available for sale	(9,646)	(708,457)
Proceeds from sales of securities available for sale	488,981	—
Proceeds from call/maturities of securities available for sale	124,150	336,504
Purchases of securities held to maturity	—	(91,803)
Proceeds from call/maturities of securities held to maturity	83,945	35,980
Net increase in loans	(607,335)	(1,057,998)
Purchases of premises and equipment	(16,394)	(10,374)
Proceeds from sales of premises and equipment	—	1,230
Purchase of bank-owned life insurance	—	(80,000)
Net change in FHLB stock	20,794	(7,538)
Proceeds from sales of other assets	2,833	2,458
Net cash paid in acquisition of businesses	—	(10,066)
Other, net	1,844	2,607
Net cash provided by (used in) investing activities	89,172	(1,587,457)
Financing activities
Net (decrease) increase in noninterest-bearing deposits	(824,559)	109,096
Net increase (decrease) in interest-bearing deposits	1,494,703	(582,696)
Net (decrease) increase in short-term borrowings	(604,570)	269,391
Repayment of long-term debt	—	(32,417)
Cash paid for dividends	(37,706)	(37,489)
Net cash provided by (used in) financing activities	27,868	(274,115)
Net increase (decrease) in cash and cash equivalents	165,164	(1,398,465)
Cash and cash equivalents at beginning of period	575,992	1,877,965
Cash and cash equivalents at end of period	$741,156	$479,500

Supplemental disclosures
Cash paid for interest	$153,732	$32,506
Cash paid for income taxes	$30,922	$19,245
Noncash transactions:
Transfers of loans to other real estate owned	$10,073	$1,828
Recognition of operating right-of-use assets	$3,077	$3,045
Recognition of operating lease liabilities	$3,077	$3,045

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
The Bank acquired Southeastern Commercial Finance, LLC (“SCF”), an asset-based lending company headquartered in Birmingham, Alabama, effective March 1, 2022. Prior to the end of the third quarter of 2022, all of SCF’s assets were distributed to the Bank in connection with the conversion and integration of SCF into the Bank.
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

There was no allowance for credit losses allocated to any of the Company’s available for sale securities as of September 30, 2023 or December 31, 2022.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
Obligations of states and political subdivisions	$38,200	$71	$(4,732)	$33,539
Residential mortgage backed securities:
Government agency mortgage backed securities	321,245	2	(49,799)	271,448
Government agency collateralized mortgage obligations	501,793	—	(108,896)	392,897
Commercial mortgage backed securities:
Government agency mortgage backed securities	6,036	—	(908)	5,128
Government agency collateralized mortgage obligations	165,812	—	(27,071)	138,741
Other debt securities	72,386	207	(5,238)	67,355
	$1,105,472	$280	$(196,644)	$909,108

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Obligations of other U.S. Government agencies and corporations	$170,000	$—	$(5,340)	$164,660
Obligations of states and political subdivisions	154,066	204	(9,368)	144,902
Residential mortgage backed securities:
Government agency mortgage backed securities	508,415	37	(52,036)	456,416
Government agency collateralized mortgage obligations	605,033	—	(103,864)	501,169
Commercial mortgage backed securities:
Government agency mortgage backed securities	11,166	—	(1,053)	10,113
Government agency collateralized mortgage obligations	211,435	—	(25,589)	185,846
Other debt securities	74,885	—	(4,049)	70,836
	$1,735,000	$241	$(201,299)	$1,533,942

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
Obligations of states and political subdivisions	$289,053	$—	$(57,660)	$231,393
Residential mortgage backed securities
Government agency mortgage backed securities	440,227	—	(41,350)	398,877
Government agency collateralized mortgage obligations	395,441	—	(49,030)	346,411
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,989	—	(3,800)	13,189
Government agency collateralized mortgage obligations	44,725	—	(8,235)	36,490
Other debt securities	59,192	—	(6,429)	52,763
	$1,245,627	$—	$(166,504)	$1,079,123
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$1,245,595

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Obligations of states and political subdivisions	$291,886	$17	$(48,325)	$243,578
Residential mortgage backed securities
Government agency mortgage backed securities	483,560	—	(24,432)	459,128
Government agency collateralized mortgage obligations	423,315	—	(30,706)	392,609
Commercial mortgage backed securities:
Government agency mortgage backed securities	17,006	—	(3,261)	13,745
Government agency collateralized mortgage obligations	45,430	—	(6,559)	38,871
Other debt securities	62,875	—	(4,266)	58,609
	$1,324,072	$17	$(117,549)	$1,206,540
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$1,324,040

Securities sold were as follows for the nine months ended September 30, 2023. There were no securities sold during the third quarter of 2023 nor the three and nine months ended September 30, 2022.

	Carrying Value	Net Proceeds	(Loss)
Nine months ended September 30, 2023
Obligations of other U.S. Government agencies and corporations	$170,000	$164,915	$(5,085)
Obligations of states and political subdivisions	104,950	99,439	(5,511)
Residential mortgage backed securities:
Government agency mortgage backed securities	137,196	130,602	(6,594)
Government agency collateralized mortgage obligations	54,028	51,101	(2,927)
Commercial mortgage backed securities:
Government agency mortgage backed securities	5,048	4,825	(223)
Government agency collateralized mortgage obligations	40,197	38,099	(2,098)
	$511,419	$488,981	$(22,438)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2023 and December 31, 2022, securities with a carrying value of $783,250 and $824,417, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $24,034 and $18,184 were pledged as collateral for short-term borrowings and derivative instruments at September 30, 2023 and December 31, 2022, respectively.
The amortized cost and fair value of securities at September 30, 2023 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$6,482	$6,402
Due after one year through five years	3,265	3,044	36,332	36,386
Due after five years through ten years	75,045	62,072	42,481	36,784
Due after ten years	210,743	166,277	16,688	13,887
Residential mortgage backed securities:
Government agency mortgage backed securities	440,227	398,877	321,245	271,448
Government agency collateralized mortgage obligations	395,441	346,411	501,793	392,897
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,989	13,189	6,036	5,128
Government agency collateralized mortgage obligations	44,725	36,490	165,812	138,741
Other debt securities	59,192	52,763	8,603	7,435
	$1,245,627	$1,079,123	$1,105,472	$909,108

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the age of gross unrealized losses and fair value by investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
September 30, 2023
Obligations of states and political subdivisions	6	5,196	(27)	16	23,814	(4,705)	22	29,010	(4,732)
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	—	53	267,412	(49,799)	53	267,412	(49,799)
Government agency collateralized mortgage obligations	—	—	—	41	392,897	(108,896)	41	392,897	(108,896)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	2	5,128	(908)	2	5,128	(908)
Government agency collateralized mortgage obligations	—	—	—	28	138,742	(27,071)	28	138,742	(27,071)
Other debt securities	1	957	(53)	20	36,456	(5,185)	21	37,413	(5,238)
Total	7	$6,153	$(80)	160	$864,449	$(196,564)	167	$870,602	$(196,644)
December 31, 2022
Obligations of other U.S. Government agencies and corporations	5	$164,660	$(5,340)	—	$—	$—	5	$164,660	$(5,340)
Obligations of states and political subdivisions	84	$96,939	$(4,869)	11	$33,038	$(4,499)	95	$129,977	$(9,368)
Residential mortgage backed securities:
Government agency mortgage backed securities	97	214,516	(15,115)	29	237,970	(36,921)	126	452,486	(52,036)
Government agency collateralized mortgage obligations	16	109,753	(8,552)	36	391,416	(95,312)	52	501,169	(103,864)
Commercial mortgage backed securities:
Government agency mortgage backed securities	4	10,114	(1,053)	—	—	—	4	10,114	(1,053)
Government agency collateralized mortgage obligations	16	67,026	(3,829)	21	118,821	(21,760)	37	185,847	(25,589)
Other debt securities	25	63,423	(3,166)	1	7,412	(883)	26	70,835	(4,049)
Total	247	$726,431	$(41,924)	98	$788,657	$(159,375)	345	$1,515,088	$(201,299)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
September 30, 2023
Obligations of states and political subdivisions	—	$—	$—	129	$231,393	$(57,660)	129	$231,393	$(57,660)
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	—	70	398,876	(41,350)	70	398,876	(41,350)
Government agency collateralized mortgage obligations	—	—	—	18	346,411	(49,030)	18	346,411	(49,030)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	1	13,189	(3,800)	1	13,189	(3,800)
Government agency collateralized mortgage obligations	—	—	—	9	36,490	(8,235)	9	36,490	(8,235)
Other debt securities	—	—	—	10	52,761	(6,429)	10	52,761	(6,429)
Total	—	$—	$—	237	$1,079,120	$(166,504)	237	$1,079,120	$(166,504)
December 31, 2022
Obligations of states and political subdivisions	105	$191,442	$(35,871)	24	$49,697	$(12,454)	129	$241,139	$(48,325)
Residential mortgage backed securities:
Government agency mortgage backed securities	8	94,258	(4,186)	62	364,870	(20,246)	70	459,128	(24,432)
Government agency collateralized mortgage obligations	4	98,912	(5,479)	14	293,698	(25,227)	18	392,610	(30,706)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	13,745	(3,261)	—	—	—	1	13,745	(3,261)
Government agency collateralized mortgage obligations	2	7,651	(626)	7	31,220	(5,933)	9	38,871	(6,559)
Other debt securities	2	42,567	(2,013)	8	16,042	(2,253)	10	58,609	(4,266)
Total	122	$448,575	$(51,436)	115	$755,527	$(66,113)	237	$1,204,102	$(117,549)

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

As of September 30, 2023, the Company does not intend to sell any securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be at maturity. Furthermore, even though a number of these securities have been in a continuous unrealized loss position for a period longer than twelve months, the Company is collecting principal and interest payments from the respective issuers as scheduled. Based upon its review of securities with unrealized losses as of September 30, 2023, the Company determined that all such losses resulted from factors not deemed credit related. As such, the Company did not record any impairment for the first nine months of 2023.

The allowance for credit losses on held to maturity securities was $32 at September 30, 2023 and December 31, 2022. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by third party ratings agencies. Updated investment grades are obtained as they become available from agencies. As of September 30, 2023, all of the amortized cost of debt securities held to maturity were rated A or higher by the ratings agencies.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 3, all references to “loans” mean loans excluding loans held for sale.

The following is a summary of loans and leases as of the dates presented:

	September 30, 2023	December 31, 2022
Commercial, financial, agricultural	$1,819,891	$1,673,883
Lease financing	127,935	122,167
Real estate – construction:
Residential	300,238	355,500
Commercial	1,107,126	974,837
Total real estate – construction	1,407,364	1,330,337
Real estate – 1-4 family mortgage:
Primary	2,405,703	2,222,856
Home equity	509,394	501,906
Rental/investment	353,613	334,382
Land development	130,166	157,119
Total real estate – 1-4 family mortgage	3,398,876	3,216,263
Real estate – commercial mortgage:
Owner-occupied	1,588,174	1,539,296
Non-owner occupied	3,610,578	3,452,910
Land development	114,414	125,857
Total real estate – commercial mortgage	5,313,166	5,118,063
Installment loans to individuals	108,002	124,745
Gross loans	12,175,234	11,585,458
Unearned income	(7,211)	(7,154)
Loans, net of unearned income	$12,168,023	$11,578,304

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2023
Commercial, financial, agricultural	$343	$46	$1,811,803	$1,812,192	$14	$2,737	$4,948	$7,699	$1,819,891
Lease financing	—	—	126,887	126,887	64	—	984	1,048	127,935
Real estate – construction:
Residential	402	—	299,836	300,238	—	—	—	—	300,238
Commercial	—	—	1,107,126	1,107,126	—	—	—	—	1,107,126
Total real estate – construction	402	—	1,406,962	1,407,364	—	—	—	—	1,407,364
Real estate – 1-4 family mortgage:
Primary	7,379	63	2,356,252	2,363,694	4,721	20,287	17,001	42,009	2,405,703
Home equity	2,429	—	504,367	506,796	1,155	690	753	2,598	509,394
Rental/investment	251	397	350,715	351,363	325	1,751	174	2,250	353,613
Land development	32	—	129,965	129,997	—	154	15	169	130,166
Total real estate – 1-4 family mortgage	10,091	460	3,341,299	3,351,850	6,201	22,882	17,943	47,026	3,398,876
Real estate – commercial mortgage:
Owner-occupied	1,311	—	1,583,493	1,584,804	319	1,640	1,411	3,370	1,588,174
Non-owner occupied	36	—	3,600,622	3,600,658	—	—	9,920	9,920	3,610,578
Land development	411	—	113,756	114,167	—	202	45	247	114,414
Total real estate – commercial mortgage	1,758	—	5,297,871	5,299,629	319	1,842	11,376	13,537	5,313,166
Installment loans to individuals	1,047	26	106,698	107,771	32	11	188	231	108,002
Unearned income	—	—	(7,211)	(7,211)	—	—	—	—	(7,211)
Loans, net of unearned income	$13,641	$532	$12,084,309	$12,098,482	$6,630	$27,472	$35,439	$69,541	$12,168,023

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2022
Commercial, financial, agricultural	$1,303	$69	$1,660,037	$1,661,409	$18	$2,373	$10,083	$12,474	$1,673,883
Lease financing	—	—	122,167	122,167	—	—	—	—	122,167
Real estate – construction:
Residential	49	—	355,374	355,423	—	—	77	77	355,500
Commercial	8,525	—	966,312	974,837	—	—	—	—	974,837
Total real estate – construction	8,574	—	1,321,686	1,330,260	—	—	77	77	1,330,337
Real estate – 1-4 family mortgage:
Primary	28,198	—	2,164,582	2,192,780	6,015	12,503	11,558	30,076	2,222,856
Home equity	5,376	—	494,621	499,997	450	754	705	1,909	501,906
Rental/investment	720	38	332,648	333,406	20	331	625	976	334,382
Land development	174	—	156,863	157,037	46	36	—	82	157,119
Total real estate – 1-4 family mortgage	34,468	38	3,148,714	3,183,220	6,531	13,624	12,888	33,043	3,216,263
Real estate – commercial mortgage:
Owner-occupied	8,557	219	1,525,240	1,534,016	1,495	2,244	1,541	5,280	1,539,296
Non-owner occupied	3,521	—	3,444,047	3,447,568	5,304	—	38	5,342	3,452,910
Land development	279	—	125,507	125,786	—	40	31	71	125,857
Total real estate – commercial mortgage	12,357	219	5,094,794	5,107,370	6,799	2,284	1,610	10,693	5,118,063
Installment loans to individuals	2,001	5	122,481	124,487	38	100	120	258	124,745
Unearned income	—	—	(7,154)	(7,154)	—	—	—	—	(7,154)
Loans, net of unearned income	$58,703	$331	$11,462,725	$11,521,759	$13,386	$18,381	$24,778	$56,545	$11,578,304

Certain Modifications to Borrowers Experiencing Financial Difficulty
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, are required to be disclosed in accordance with ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). At September 30, 2023, modifications meeting the disclosure criteria in ASU 2022-02 were performing in accordance with their modified terms, and unused commitments totaled $721. Upon the Company’s determination that a modification has been subsequently deemed uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is adjusted accordingly. See Note 4, “Allowance for Credit Losses,” for more information on the allowance for credit losses.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the amortized cost basis of loans that were experiencing financial difficulty, modified during the nine months ended September 30, 2023 and required to be disclosed under ASU 2022-02, by class and by type of modification. There were no modifications requiring disclosure for the three months ended September 30, 2023. The percentage of the amortized cost basis for each class of disclosed modifications as compared to the amortized cost basis of each class of loans is also presented below.

	Nine Months Ended September 30, 2023
	Interest Rate Reduction	Term Extension	Payment Delay	Total	% Total Loans by Class
Commercial, financial, agricultural	$—	$1,209	$—	$1,209	0.07%
Real estate – construction:
Residential	—	3,751	—	3,751	1.25
Total real estate – construction	—	3,751	—	3,751	0.27
Real estate – 1-4 family mortgage:
Home equity	7	—	—	7	—
Total real estate – 1-4 family mortgage	7	—	—	7	—
Real estate – commercial mortgage:
Owner-occupied	149	96	277	522	0.03
Non-owner occupied	1,008	—	—	1,008	0.03
Total real estate – commercial mortgage	1,157	96	277	1,530	0.03
Loans, net of unearned income	$1,164	$5,056	$277	$6,497	0.05%

The following table presents the weighted average financial effect of loan modifications requiring disclosure under ASU 2022-02 by class of financing receivable for the nine months ended September 30, 2023.

	Nine Months Ended
	Interest Rate Reduction (in basis points)	Term Extension (in months)	Payment Delay (in months)
Commercial, financial, agricultural	—	2.1	—
Real estate – construction:
Residential	—	4.7	—
Real estate – 1-4 family mortgage:
Home equity	300	—	—
Real estate – commercial mortgage:
Owner-occupied	68	8.4	3.0
Non-owner occupied	12	—	—
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
The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2023
Commercial, Financial, Agricultural	$209,517	$321,447	$173,774	$111,082	$54,041	$43,272	$887,332	$9,638	$1,810,103
Pass	208,279	313,954	173,042	103,496	53,443	35,709	874,771	9,205	1,771,899
Special Mention	956	199	76	7,382	104	282	2,016	68	11,083
Substandard	282	7,294	656	204	494	7,281	10,545	365	27,121

Lease Financing Receivables	$29,823	$51,869	$13,669	$14,435	$7,183	$3,728	$—	$—	$120,707
Pass	28,967	49,031	13,589	12,451	6,464	3,173	—	—	113,675
Special Mention	—	2,742	—	1,984	704	555	—	—	5,985
Substandard	856	96	80	—	15	—	—	—	1,047

Real Estate - Construction	$291,375	$530,558	$380,465	$70,196	$—	$1,853	$19,420	$—	$1,293,867
Residential	154,594	28,190	1,691	—	—	373	1,893	—	186,741
Pass	152,666	24,691	1,691	—	—	373	1,893	—	181,314
Special Mention	1,676	—	—	—	—	—	—	—	1,676
Substandard	252	3,499	—	—	—	—	—	—	3,751

Commercial	136,781	502,368	378,774	70,196	—	1,480	17,527	—	1,107,126
Pass	122,844	490,026	378,774	70,196	—	1,480	17,527	—	1,080,847
Special Mention	13,937	12,342	—	—	—	—	—	—	26,279
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$97,047	$187,590	$111,150	$44,383	$21,226	$40,209	$27,447	$1,645	$530,697
Primary	5,184	9,098	6,517	4,211	1,948	9,510	2,039	944	39,451
Pass	5,000	8,874	6,180	4,211	1,936	8,893	2,039	944	38,077
Special Mention	184	—	—	—	—	38	—	—	222
Substandard	—	224	337	—	12	579	—	—	1,152

Home Equity	1,012	13	1,010	—	—	21	18,082	90	20,228
Pass	1,012	13	1,010	—	—	2	18,082	—	20,119
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	19	—	90	109

Rental/Investment	58,230	130,212	77,443	39,715	19,122	23,171	5,039	611	353,543
Pass	57,836	129,791	76,496	37,532	17,748	22,002	5,039	352	346,796
Special Mention	111	49	63	5	51	45	—	—	324
Substandard	283	372	884	2,178	1,323	1,124	—	259	6,423

Land Development	32,621	48,267	26,180	457	156	7,507	2,287	—	117,475
Pass	32,582	48,267	26,180	438	156	7,365	2,287	—	117,275
Special Mention	—	—	—	—	—	101	—	—	101
Substandard	39	—	—	19	—	41	—	—	99

Real Estate - Commercial Mortgage	$497,538	$1,621,729	$1,096,136	$684,074	$440,916	$797,222	$135,203	$26,339	$5,299,157
Owner-Occupied	167,252	342,672	319,261	224,003	163,826	312,580	55,112	3,335	1,588,041
Pass	166,283	331,636	316,304	222,279	161,151	302,212	51,184	3,050	1,554,099
Special Mention	315	2,671	1,262	—	283	1,899	20	—	6,450
Substandard	654	8,365	1,695	1,724	2,392	8,469	3,908	285	27,492

Non-Owner Occupied	312,830	1,232,860	762,571	454,981	272,048	477,974	74,471	22,818	3,610,553
Pass	312,801	1,229,495	758,940	452,226	234,511	427,970	74,471	13,899	3,504,313
Special Mention	29	458	3,257	2,755	14,253	13,132	—	—	33,884
Substandard	—	2,907	374	—	23,284	36,872	—	8,919	72,356

Land Development	17,456	46,197	14,304	5,090	5,042	6,668	5,620	186	100,563

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Pass	16,999	42,280	13,953	4,658	5,022	6,423	5,597	186	95,118
Special Mention	396	3,421	36	—	—	—	—	—	3,853
Substandard	61	496	315	432	20	245	23	—	1,592

Installment loans to individuals	$65	$—	$—	$—	$8	$—	$—	$—	$73
Pass	65	—	—	—	8	—	—	—	73
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$1,125,365	$2,713,193	$1,775,194	$924,170	$523,374	$886,284	$1,069,402	$37,622	$9,054,604
Pass	1,105,334	2,668,058	1,766,159	907,487	480,439	815,602	1,052,890	27,636	8,823,605
Special Mention	17,604	21,882	4,694	12,126	15,395	16,052	2,036	68	89,857
Substandard	2,427	23,253	4,341	4,557	27,540	54,630	14,476	9,918	141,142

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2022
Commercial, Financial, Agricultural	$460,604	$209,964	$142,790	$63,164	$25,099	$35,142	$717,422	$3,522	$1,657,707
Pass	450,559	209,580	141,712	62,370	21,963	28,014	704,491	2,384	1,621,073
Special Mention	719	—	1,010	383	678	—	11,616	80	14,486
Substandard	9,326	384	68	411	2,458	7,128	1,315	1,058	22,148

Lease Financing Receivables	$61,424	$18,379	$18,318	$10,628	$4,557	$1,707	$—	$—	$115,013
Pass	58,204	18,379	15,846	9,060	3,269	1,353	—	—	106,111
Watch	—	—	—	—	—	354	—	—	354
Substandard	3,220	—	2,472	1,568	1,288	—	—	—	8,548

Real Estate - Construction	$595,185	$476,190	$109,705	$8,525	$381	$6,858	$13,757	$424	$1,211,025
Residential	214,386	16,483	589	—	381	—	3,925	424	236,188
Pass	214,371	16,483	589	—	381	—	3,925	424	236,173
Special Mention	6	—	—	—	—	—	—	—	6
Substandard	9	—	—	—	—	—	—	—	9

Commercial	380,799	459,707	109,116	8,525	—	6,858	9,832	—	974,837
Pass	380,799	459,707	109,116	8,525	—	6,858	9,832	—	974,837
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$233,370	$141,066	$48,653	$24,664	$25,604	$35,971	$26,920	$1,238	$537,486
Primary	12,877	7,965	5,068	2,435	4,522	8,723	4,931	106	46,627
Pass	12,616	7,965	5,068	2,421	4,522	8,419	4,931	106	46,048
Special Mention	—	—	—	—	—	51	—	—	51
Substandard	261	—	—	14	—	253	—	—	528

Home Equity	272	1,187	—	38	5	27	14,485	141	16,155
Pass	272	1,187	—	38	5	27	14,485	7	16,021
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	134	134

Rental/Investment	138,481	85,711	42,056	21,997	14,785	24,448	5,972	787	334,237
Pass	138,137	85,522	41,604	21,097	14,671	22,899	5,972	482	330,384
Special Mention	231	—	—	—	—	174	—	—	405
Substandard	113	189	452	900	114	1,375	—	305	3,448

Land Development	81,740	46,203	1,529	194	6,292	2,773	1,532	204	140,467
Pass	80,514	46,203	1,525	194	6,292	2,723	1,532	204	139,187
Special Mention	1,226	—	—	—	—	—	—	—	1,226
Substandard	—	—	4	—	—	50	—	—	54

Real Estate - Commercial Mortgage	$1,624,197	$1,000,563	$713,303	$531,424	$277,862	$810,919	$121,305	$25,173	$5,104,746
Owner-Occupied	309,792	319,174	239,946	178,137	128,452	302,495	57,869	3,300	1,539,165
Pass	298,851	314,429	237,058	175,262	122,537	282,657	50,640	3,300	1,484,734
Special Mention	9,640	3,047	815	1,670	—	672	4,808	—	20,652
Substandard	1,301	1,698	2,073	1,205	5,915	19,166	2,421	—	33,779

Non-Owner Occupied	1,256,098	657,121	466,703	346,908	144,872	501,863	57,637	21,680	3,452,882
Pass	1,252,484	647,937	466,703	322,997	127,358	418,294	57,637	12,142	3,305,552
Special Mention	506	—	—	21,961	17,509	8,975	—	—	48,951
Substandard	3,108	9,184	—	1,950	5	74,594	—	9,538	98,379

Land Development	58,307	24,268	6,654	6,379	4,538	6,561	5,799	193	112,699
Pass	58,307	24,228	6,342	6,379	4,465	6,067	5,799	193	111,780
Special Mention	—	40	—	—	—	—	—	—	40
Substandard	—	—	312	—	73	494	—	—	879

Installment loans to individuals	$—	$—	$—	$24	$—	$—	$—	$—	$24
Pass	—	—	—	24	—	—	—	—	24
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$2,974,780	$1,846,162	$1,032,769	$638,429	$333,503	$890,597	$879,404	$30,357	$8,626,001
Pass	2,945,114	1,831,620	1,025,563	608,367	305,463	777,311	859,244	19,242	8,371,924
Special Mention	12,328	3,087	1,825	24,014	18,187	10,226	16,424	80	86,171
Substandard	17,338	11,455	5,381	6,048	9,853	103,060	3,736	11,035	167,906

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2023
Commercial, Financial, Agricultural	$—	$13	$—	$—	$—	$9,775	$—	$—	$9,788
Performing Loans	—	13	—	—	—	9,775	—	—	9,788
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$—	$—	$—	$—	$—	$17	$—	$—	$17
Performing Loans	—	—	—	—	—	17	—	—	17
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$27,241	$61,868	$24,191	$—	$—	$—	$189	$8	$113,497
Residential	27,241	61,868	24,191	—	—	—	189	8	113,497
Performing Loans	27,241	61,868	24,191	—	—	—	189	8	113,497
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$295,730	$717,003	$543,011	$320,975	$139,564	$363,347	$482,745	$5,804	$2,868,179
Primary	291,259	712,365	540,970	320,125	139,123	362,360	—	50	2,366,252
Performing Loans	290,861	706,613	536,131	311,060	134,619	345,018	—	50	2,324,352
Non-Performing Loans	398	5,752	4,839	9,065	4,504	17,342	—	—	41,900

Home Equity	—	—	111	—	—	556	482,745	5,754	489,166
Performing Loans	—	—	111	—	—	494	481,565	4,398	486,568
Non-Performing Loans	—	—	—	—	—	62	1,180	1,356	2,598

Rental/Investment	—	—	—	—	—	70	—	—	70
Performing Loans	—	—	—	—	—	70	—	—	70
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	4,471	4,638	1,930	850	441	361	—	—	12,691
Performing Loans	4,471	4,528	1,930	850	441	361	—	—	12,581
Non-Performing Loans	—	110	—	—	—	—	—	—	110

Real Estate - Commercial Mortgage	$3,913	$3,529	$3,145	$2,046	$947	$429	$—	$—	$14,009
Owner-Occupied	—	—	—	128	—	5	—	—	133
Performing Loans	—	—	—	128	—	5	—	—	133
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	—	25	—	—	—	—	25
Performing Loans	—	—	—	25	—	—	—	—	25
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	3,913	3,529	3,145	1,893	947	424	—	—	13,851
Performing Loans	3,913	3,487	3,145	1,890	947	424	—	—	13,806
Non-Performing Loans	—	42	—	3	—	—	—	—	45

Installment loans to individuals	$30,842	$21,118	$8,719	$3,647	$10,714	$19,182	$13,689	$18	$107,929
Performing Loans	30,836	21,021	8,719	3,643	10,680	19,067	13,689	17	107,672
Non-Performing Loans	6	97	—	4	34	115	—	1	257

Total loans not subject to risk rating	$357,726	$803,531	$579,066	$326,668	$151,225	$392,750	$496,623	$5,830	$3,113,419
Performing Loans	357,322	797,530	574,227	317,596	146,687	375,231	495,443	4,473	3,068,509
Non-Performing Loans	404	6,001	4,839	9,072	4,538	17,519	1,180	1,357	44,910

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2022
Commercial, Financial, Agricultural	$13	$—	$—	$—	$—	$16,163	$—	$—	$16,176
Performing Loans	13	—	—	—	—	16,163	—	—	16,176
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$57,570	$61,245	$497	$—	$—	$—	$—	$—	$119,312
Residential	57,570	61,245	497	—	—	—	—	—	119,312
Performing Loans	57,493	61,245	497	—	—	—	—	—	119,235
Non-Performing Loans	77	—	—	—	—	—	—	—	77

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$704,214	$546,256	$351,213	$155,549	$116,951	$319,567	$481,254	$3,773	$2,678,777
Primary	694,941	541,801	350,205	154,979	115,876	318,364	—	63	2,176,229
Performing Loans	694,221	538,870	345,912	150,821	109,156	307,178	—	63	2,146,221
Non-Performing Loans	720	2,931	4,293	4,158	6,720	11,186	—	—	30,008

Home Equity	—	111	—	—	—	676	481,254	3,710	485,751
Performing Loans	—	111	—	—	—	609	480,094	3,026	483,840
Non-Performing Loans	—	—	—	—	—	67	1,160	684	1,911

Rental/Investment	—	—	—	—	—	145	—	—	145
Performing Loans	—	—	—	—	—	145	—	—	145
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	9,273	4,344	1,008	570	1,075	382	—	—	16,652
Performing Loans	9,257	4,344	1,008	570	1,075	319	—	—	16,573
Non-Performing Loans	16	—	—	—	—	63	—	—	79

Real Estate - Commercial Mortgage	$4,805	$3,518	$2,587	$1,281	$691	$435	$—	$—	$13,317
Owner-Occupied	—	—	131	—	—	—	—	—	131
Performing Loans	—	—	131	—	—	—	—	—	131
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	28	—	—	—	—	—	28
Performing Loans	—	—	28	—	—	—	—	—	28
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	4,805	3,518	2,428	1,281	691	435	—	—	13,158
Performing Loans	4,805	3,518	2,422	1,281	691	435	—	—	13,152
Non-Performing Loans	—	—	6	—	—	—	—	—	6

Installment loans to individuals	$44,255	$15,976	$6,416	$14,252	$17,095	$10,626	$16,062	$39	$124,721
Performing Loans	44,227	15,927	6,389	14,211	17,076	10,532	16,062	35	124,459
Non-Performing Loans	28	49	27	41	19	94	—	4	262

Total loans not subject to risk rating	$810,857	$626,995	$360,713	$171,082	$134,737	$346,791	$497,316	$3,812	$2,952,303
Performing Loans	810,016	624,015	356,387	166,883	127,998	335,381	496,156	3,124	2,919,960
Non-Performing Loans	841	2,980	4,326	4,199	6,739	11,410	1,160	688	32,343

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table discloses gross charge-offs by year of origination for the nine months ended September 30, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Charge-offs
Commercial, financial, agricultural	$898	$1,064	$59	$123	$583	$4,128	$865	$7,720
Lease financing	—	273	248	72	48	—	—	641
Real estate – construction:
Residential	—	57	—	—	—	—	—	57
Real estate – 1-4 family mortgage:
Primary	—	—	—	—	—	57	—	57
Home equity	—	—	—	—	25	90	—	115
Rental/investment	—	—	91	72	10	—	—	173
Total real estate – 1-4 family mortgage	—	—	91	72	35	147	—	345
Real estate – commercial mortgage:
Owner-occupied	—	—	—	—	—	527	—	527
Non-owner occupied	—	—	—	—	—	4,985	—	4,985
Total real estate – commercial mortgage	—	—	—	—	—	5,512	—	5,512
Installment loans to individuals	29	34	41	35	4	1,854	—	1,997
Loans, net of unearned income	$927	$1,428	$439	$302	$670	$11,641	$865	$16,272

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
The Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses in the Company’s loan portfolio. As of September 30, 2023 and December 31, 2022, the Company had accrued interest receivable for loans of $53,565 and $49,850, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets. Although the Company made the election to exclude accrued interest from the measurement of the allowance for credit losses, the Company did have an allowance for credit losses on interest deferred as part of the loan deferral program established in 2020 in response to the COVID-19 pandemic of $1,245 and $1,248 as of September 30, 2023 and December 31, 2022, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Three Months Ended September 30, 2023
Allowance for credit losses:
Beginning balance	$41,310	$19,125	$46,434	$75,667	$2,480	$9,375	$194,391
Charge-offs	(2,252)	—	(130)	—	(641)	(607)	(3,630)
Recoveries	690	48	181	208	2	568	1,697
Net (charge-offs) recoveries	(1,562)	48	51	208	(639)	(39)	(1,933)
Provision for (recovery of) credit losses on loans	4,696	483	(686)	(642)	1,514	(50)	5,315
Ending balance	$44,444	$19,656	$45,799	$75,233	$3,355	$9,286	$197,773
Nine Months Ended September 30, 2023
Allowance for credit losses:
Beginning balance	$44,255	$19,114	$44,727	$71,798	$2,463	$9,733	$192,090
Initial impact of purchased credit deteriorated loans acquired during the period	(26)	—	—	—	—	—	(26)
Charge-offs	(7,720)	(57)	(345)	(5,512)	(641)	(1,997)	(16,272)
Recoveries	2,689	48	375	697	13	1,884	5,706
Net (charge-offs) recoveries	(5,031)	(9)	30	(4,815)	(628)	(113)	(10,566)
Provision for (recovery of) credit losses on loans	5,246	551	1,042	8,250	1,520	(334)	16,275
Ending balance	$44,444	$19,656	$45,799	$75,233	$3,355	$9,286	$197,773
Period-End Amount Allocated to:
Individually evaluated	$11,194	$—	$77	$1,260	$856	$270	$13,657
Collectively evaluated	33,250	19,656	45,722	73,973	2,499	9,016	184,116
Ending balance	$44,444	$19,656	$45,799	$75,233	$3,355	$9,286	$197,773
Loans:
Individually evaluated	$20,996	$—	$13,007	$18,403	$1,047	$270	$53,723
Collectively evaluated	1,798,895	1,407,364	3,385,869	5,294,763	119,677	107,732	12,114,300
Ending balance	$1,819,891	$1,407,364	$3,398,876	$5,313,166	$120,724	$108,002	$12,168,023

Nonaccruing loans with no allowance for credit losses	$1,987	$—	$11,441	$11,226	$191	$—	$24,845

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total

Three Months Ended September 30, 2022
Allowance for credit losses:
Beginning balance	$30,193	$17,290	$41,910	$64,373	$1,802	$10,563	$166,131
Charge-offs	(373)	—	(208)	(1,956)	—	(722)	(3,259)
Recoveries	415	—	378	50	113	728	1,684
Net (charge-offs) recoveries	42	—	170	(1,906)	113	6	(1,575)
Provision for (recovery of) credit losses on loans	268	1,454	1,452	6,800	399	(573)	9,800
Ending balance	$30,503	$18,744	$43,532	$69,267	$2,314	$9,996	$174,356
Nine Months Ended September 30, 2022
Allowance for credit losses:
Beginning balance	$33,922	$16,419	$32,356	$68,940	$1,486	$11,048	$164,171
Initial impact of purchased credit deteriorated loans acquired during the period	1,648	—	—	—	—	—	1,648
Charge-offs	(4,714)	—	(532)	(2,670)	(7)	(2,351)	(10,274)
Recoveries	1,982	—	725	397	136	2,271	5,511
Net (charge-offs) recoveries	(2,732)	—	193	(2,273)	129	(80)	(4,763)
Provision for (recovery of) credit losses on loans	(2,335)	2,325	10,983	2,600	699	(972)	13,300
Ending balance	$30,503	$18,744	$43,532	$69,267	$2,314	$9,996	$174,356
Period-End Amount Allocated to:
Individually evaluated	$4,064	$—	$—	$2,649	$—	$370	$7,083
Collectively evaluated	26,439	18,744	43,532	66,618	2,314	9,626	167,273
Ending balance	$30,503	$18,744	$43,532	$69,267	$2,314	$9,996	$174,356
Loans:
Individually evaluated	$9,088	$153	$5,965	$19,043	$—	$370	$34,619
Collectively evaluated	1,504,003	1,214,903	3,121,924	4,997,622	103,357	128,576	11,070,385
Ending balance	$1,513,091	$1,215,056	$3,127,889	$5,016,665	$103,357	$128,946	$11,105,004

Nonaccruing loans with no allowance for credit losses	$429	$153	$5,809	$4,633	$—	$2	$11,026

The Company recorded a provision for credit losses of $5,315 during the third quarter of 2023, as compared to a provision for credit losses $9,800 recorded in the third quarter of 2022. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. The provision for credit losses on loans of $5,315 in the third quarter of 2023 was primarily driven by loan growth.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Three Months Ended September 30,	2023	2022
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$17,618	$19,935
Recovery of credit losses on unfunded loan commitments (included in other noninterest expense)	(700)	—
Ending balance	$16,918	$19,935

Nine Months Ended September 30,	2023	2022
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,118	$20,035
Recovery of credit losses on unfunded loan commitments (included in other noninterest expense)	(3,200)	(100)
Ending balance	$16,918	$19,935

Note 5 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”), net of valuation allowances and direct write-downs, as of the dates presented:

	September 30, 2023	December 31, 2022
Residential real estate	$1,045	$699
Commercial real estate	8,182	62
Residential land development	4	246
Commercial land development	27	756
Total	$9,258	$1,763

Changes in the Company’s OREO were as follows:

Total OREO
Balance at January 1, 2023	$1,763
Transfers of loans	10,073
Impairments	(18)
Dispositions	(2,544)
Other	(16)
Balance at September 30, 2023	$9,258

At September 30, 2023 and December 31, 2022, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $489 and $375, respectively.
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Repairs and maintenance	$51	$24	$95	$44
Property taxes and insurance	20	7	142	69
Impairments	10	59	18	110
Net gains on OREO sales	(200)	(54)	(289)	(611)
Rental income	(1)	(2)	(5)	(6)
Total	$(120)	$34	$(39)	$(394)

Note 6 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the nine months ended September 30, 2023 are set forth in the table below. The deduction from goodwill resulted from measurement period adjustments following the RBC acquisition and is primarily related to adjustments on the fair value of other liabilities.

	Community Banks	Insurance	Total
Balance at January 1, 2023	$988,941	$2,767	$991,708
Deductions to goodwill and other adjustments	(43)	—	(43)
Balance at September 30, 2023	$988,898	$2,767	$991,665

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2023
Core deposit intangibles	$82,492	$(67,443)	$15,049
Customer relationship intangible	7,670	(2,649)	5,021
Total finite-lived intangible assets	$90,162	$(70,092)	$20,070
December 31, 2022
Core deposit intangibles	$82,492	$(64,339)	$18,153
Customer relationship intangible	7,670	(1,647)	6,023
Total finite-lived intangible assets	$90,162	$(65,986)	$24,176

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Amortization expense for:
Core deposit intangibles	$977	$1,206	$3,103	$3,791
Customer relationship intangible	334	45	1,003	136
Total intangible amortization	$1,311	$1,251	$4,106	$3,927

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
There was no valuation adjustment on MSRs during the nine months ended September 30, 2023 or 2022.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2023	$84,448
Capitalization	13,001
Amortization	(7,208)
Balance at September 30, 2023	$90,241

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

	September 30, 2023	December 31, 2022
Unpaid principal balance	$7,707,919	$7,494,413

Weighted-average prepayment speed (CPR)	7.50%	7.00%
Estimated impact of a 10% increase	$(2,242)	$(1,765)
Estimated impact of a 20% increase	(4,758)	(3,957)

Discount rate	10.84%	10.30%
Estimated impact of a 10% increase	$(5,430)	$(5,393)
Estimated impact of a 20% increase	(10,436)	(10,354)

Weighted-average coupon interest rate	3.77%	3.51%
Weighted-average servicing fee (basis points)	33.04	32.44
Weighted-average remaining maturity (in years)	8.05	8.33

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The Company recorded servicing fees of $4,335 and $4,445 for the three months ended September 30, 2023 and 2022, respectively, and servicing fees of $13,275 and $13,868 for the nine months ended September 30, 2023 and 2022, respectively, all of which are included in “Mortgage banking income” in the Consolidated Statements of Income.

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

Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Service cost	$—	$—	$—	$1
Interest cost	249	185	6	3
Expected return on plan assets	(309)	(421)	—	—
Recognized actuarial loss (gain)	131	60	(15)	(19)
Net periodic benefit cost (return)	$71	$(176)	$(9)	$(15)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Service cost	$—	$—	$—	$3
Interest cost	746	554	17	9
Expected return on plan assets	(927)	(1,263)	—	—
Recognized actuarial loss (gain)	393	182	(46)	(57)
Net periodic benefit cost (return)	$212	$(527)	$(29)	$(45)

Incentive Compensation Plans
The Company maintains a long-term equity compensation plan that provides for the grant of stock options and the award of restricted stock. There were no stock options granted or outstanding, nor compensation expense associated with options recorded, during the nine months ended September 30, 2023 or 2022.

The Company also awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to non-employee directors, executives, and other officers and employees.
The following table summarizes the changes in restricted stock as of and for the nine months ended September 30, 2023:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	155,838	$36.23	680,403	$36.23
Awarded	81,867	35.57	335,917	35.49
Vested	—	—	(212,574)	34.78
Cancelled	—	—	(31,504)	35.67
Nonvested at end of period	237,705	$36.01	772,242	$36.33

During the nine months ended September 30, 2023, the Company reissued 150,247 shares from treasury in connection with awards of restricted stock. The Company recorded total stock-based compensation expense of $3,424 and $2,268 for the three months ended September 30, 2023 and 2022, respectively, and $10,264 and $8,558 for the nine months ended September 30, 2023 and 2022, respectively.

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
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

	Balance Sheet	September 30, 2023		December 31, 2022
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$404,646	$15,484	$258,646	$11,354
Interest rate lock commitments	Other Assets	76,576	1,534	92,901	1,231
Forward commitments	Other Assets	248,000	2,651	84,000	484
Totals		$729,222	$19,669	$435,547	$13,069
Derivative liabilities:
Interest rate contracts	Other Liabilities	$401,910	$15,484	$258,646	$11,354
Interest rate lock commitments	Other Liabilities	20,327	95	19,488	98
Forward commitments	Other Liabilities	25,000	23	73,000	1,198
Totals		$447,237	$15,602	$351,134	$12,650
Gains and losses included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest rate contracts:
Included in interest income on loans	$1,327	$811	$4,873	$1,255
Interest rate lock commitments:
Included in mortgage banking income	(247)	(4,046)	304	(6,466)
Forward commitments
Included in mortgage banking income	918	9,381	3,342	8,962
Total	$1,998	$6,146	$8,519	$3,751
Derivatives designated as cash flow hedges
Cash flow hedge relationships mitigate exposure to the variability of future cash flow or other forecasted transactions. The Company uses both interest rate swap contracts and interest rate collars in an effort to manage future interest rate exposure on borrowings. The swap hedging strategy converts the variable interest rate on the forecasted borrowings to a fixed interest rate. The collar hedging strategy stabilizes interest rate fluctuation by setting both a floor and a cap. The Company entered into an interest rate collar in June 2022 with a 2.25% floor and 4.57% cap. The Company entered into a second interest rate collar in October 2022 with a 2.75% floor and 4.75% cap. As of September 30, 2023, the Company is hedging its exposure to the variability of future cash flows through 2032, and a portion of these hedges are forward starting.
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	September 30, 2023		December 31, 2022
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$130,000	$28,050	$130,000	$24,514
Interest rate collars	Other Assets	—	—	200,000	464
Total		$130,000	$28,050	$330,000	$24,978
Derivative liabilities:
Interest rate collars	Other Liabilities	450,000	5,971	250,000	746
Totals		$450,000	$5,971	$250,000	$746
Changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the nine months ended September 30, 2023 or 2022. The impact on other comprehensive income for the nine months ended September 30, 2023 and 2022 is discussed in Note 12, “Other Comprehensive Income (Loss).”
Derivatives designated as fair value hedges
Fair value hedges protect against changes in the fair value of an asset, liability, or firm commitment. The Company enters into interest rate swap agreements to manage interest rate exposure on certain of the Company’s fixed-rate subordinated notes. The agreements convert the fixed interest rates to variable interest rates.
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Balance Sheet	September 30, 2023		December 31, 2022
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$21,896	$100,000	$19,789
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2023	2022	2023	2022
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$(2,688)	$(10,495)	$(2,106)	$(15,232)
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$2,688	$10,495	$2,106	$15,232
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Long-term debt	$76,905	$78,881	$21,896	$19,789
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Gross amounts recognized	$45,807	$36,493	$28,081	$22,056
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	45,807	36,493	28,081	22,056
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	28,081	22,056	28,081	22,056
Financial collateral pledged	—	—	—	—
Net amounts	$17,726	$14,437	$—	$—

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

	September 30,	December 31,
	2023	2022
Deferred tax assets
Allowance for credit losses	$53,078	$52,551
Loans	1,932	2,518
Deferred compensation	14,381	14,447
Net unrealized losses on securities	66,442	70,999
Impairment of assets	135	316
Net operating loss carryforwards	—	497
Investment in partnerships	1,481	1,164
Lease liabilities under operating leases	13,505	14,641
Other	5,703	3,523
Total deferred tax assets	156,657	160,656
Deferred tax liabilities
Fixed assets	10,340	10,342
Mortgage servicing rights	21,103	19,624
Junior subordinated debt	1,767	1,948
Intangibles	2,483	2,702
Lease right-of-use asset	12,889	14,018
Other	993	1,614
Total deferred tax liabilities	49,575	50,248
Net deferred tax assets	$107,082	$110,408

For the nine months ended September 30, 2023 and 2022, the Company recorded a provision for income taxes totaling $28,722 and $32,355, respectively. The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences.
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
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
September 30, 2023
Financial assets:
Securities available for sale	$—	$909,108	$—	$909,108
Derivative instruments	—	47,719	—	47,719
Mortgage loans held for sale in loans held for sale	—	241,613	—	241,613
Total financial assets	$—	$1,198,440	$—	$1,198,440
Financial liabilities:
Derivative instruments:	$—	$43,469	$—	$43,469

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2022
Financial assets:
Securities available for sale	$—	$1,533,942	$—	$1,533,942
Derivative instruments	—	38,047	—	38,047
Mortgage loans held for sale in loans held for sale	—	110,105	—	110,105
Total financial assets	$—	$1,682,094	$—	$1,682,094
Financial liabilities:
Derivative instruments	$—	$33,185	$—	$33,185

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the nine months ended September 30, 2023.
For the nine months ended September 30, 2023 and 2022, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

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

September 30, 2023	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$30,842	$30,842
OREO	—	—	27	27
Total	$—	$—	$30,869	$30,869

December 31, 2022	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$14,732	$14,732
OREO	—	—	1,763	1,763
Total	$—	$—	$16,495	$16,495

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Individually evaluated loans: Individually evaluated loans are reviewed and evaluated for credit losses on at least a quarterly basis for additional impairment and adjusted accordingly, taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Individually evaluated loans that were measured or re-measured at fair value had a carrying value of $43,648 and $18,288 at September 30, 2023 and December 31, 2022, respectively, and a specific reserve for these loans of $12,806 and $3,556 was included in the allowance for credit losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets as of the dates presented:

	September 30, 2023	December 31, 2022
Carrying amount prior to remeasurement	$45	$1,842
Impairment recognized in results of operations	(18)	(79)
Fair value	$27	$1,763

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at September 30, 2023 and December 31, 2022. There were no valuation adjustments on MSRs during the nine months ended September 30, 2023 or 2022.
The following table presents information as of September 30, 2023 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans, net of allowance for credit losses	$30,842	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$27	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

Fair Value Option
The Company has elected to measure all mortgage loans held for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.
Net losses of $256 and $14,537 resulting from fair value changes of these mortgage loans were recorded in income during the nine months ended September 30, 2023 and 2022, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2023 and December 31, 2022:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2023
Mortgage loans held for sale measured at fair value	$241,613	$239,907	$1,706

December 31, 2022
Mortgage loans held for sale measured at fair value	$110,105	$108,143	$1,962

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of September 30, 2023	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$741,156	$741,156	$—	$—	$741,156
Securities held to maturity	1,245,595	—	1,079,123	—	1,079,123
Securities available for sale	909,108	—	909,108	—	909,108
Loans held for sale	241,613	—	241,613	—	241,613
Loans, net	11,970,250	—	—	11,178,841	11,178,841
Mortgage servicing rights	90,241	—	—	127,719	127,719
Derivative instruments	47,719	—	47,719	—	47,719
Financial liabilities
Deposits	$14,157,110	$11,284,243	$2,846,025	$—	$14,130,268
Short-term borrowings	107,662	107,662	—	—	107,662
Junior subordinated debentures	112,744	—	94,410	—	94,410
Subordinated notes	314,655	—	249,900	—	249,900
Derivative instruments	43,469	—	43,469	—	43,469

		Fair Value
As of December 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$575,992	$575,992	$—	$—	$575,992
Securities held to maturity	1,324,040	—	1,206,540	—	1,206,540
Securities available for sale	1,533,942	—	1,533,942	—	1,533,942
Loans held for sale	110,105	—	110,105	—	110,105
Loans, net	11,386,214	—	—	10,850,181	10,850,181
Mortgage servicing rights	84,448	—	—	122,454	122,454
Derivative instruments	38,047	—	38,047	—	38,047
Financial liabilities
Deposits	$13,486,966	$11,791,526	$1,653,891	$—	$13,445,417
Short-term borrowings	712,232	712,232	—	—	712,232
Junior subordinated debentures	112,042	—	98,754	—	98,754
Subordinated notes	316,091	—	277,500	—	277,500
Derivative instruments	33,185	—	33,185	—	33,185

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 12 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income (loss), net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended September 30, 2023
Securities available for sale:
Unrealized holding losses on securities	$(17,175)	$(4,292)	$(12,883)
Amortization of unrealized holding losses on securities transferred to the held to maturity category	3,959	1,012	2,947
Total securities available for sale	(13,216)	(3,280)	(9,936)
Derivative instruments:
Unrealized holding gains on derivative instruments	2,670	683	1,987
Total derivative instruments	2,670	683	1,987
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	116	30	86
Total defined benefit pension and post-retirement benefit plans	116	30	86
Total other comprehensive loss	$(10,430)	$(2,567)	$(7,863)
Three months ended September 30, 2022
Securities available for sale:
Unrealized holding losses on securities	$(85,283)	$(21,704)	$(63,579)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	1,619	412	1,207
Total securities available for sale	(83,664)	(21,292)	(62,372)
Derivative instruments:
Unrealized holding gains on derivative instruments	2,262	575	1,687
Total derivative instruments	2,262	575	1,687
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	42	11	31
Total defined benefit pension and post-retirement benefit plans	42	11	31
Total other comprehensive loss	$(81,360)	$(20,706)	$(60,654)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Nine months ended September 30, 2023
Securities available for sale:
Unrealized holding losses on securities	$(17,744)	$(4,462)	$(13,282)
Reclassification adjustment for losses realized in net income	22,438	5,622	16,816
Amortization of unrealized holding losses on securities transferred to the held to maturity category	10,113	2,586	7,527
Total securities available for sale	14,807	3,746	11,061
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,153)	(547)	(1,606)
Total derivative instruments	(2,153)	(547)	(1,606)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	347	89	258
Total defined benefit pension and post-retirement benefit plans	347	89	258
Total other comprehensive income	$13,001	$3,288	$9,713

Nine months ended September 30, 2022
Securities available for sale:
Unrealized holding losses on securities	$(296,444)	$(75,445)	$(220,999)
Amortization of unrealized holding losses on securities transferred to the held to maturity category	1,300	331	969
Total securities available for sale	(295,144)	(75,114)	(220,030)
Derivative instruments:
Unrealized holding gains on derivative instruments	19,219	4,891	14,328
Total derivative instruments	19,219	4,891	14,328
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	125	32	93
Total defined benefit pension and post-retirement benefit plans	125	32	93
Total other comprehensive loss	$(275,800)	$(70,191)	$(205,609)

The accumulated balances for each component of other comprehensive loss, net of tax, were as follows as of the dates presented:

	September 30, 2023	December 31, 2022
Unrealized losses on securities	$(208,705)	$(219,766)
Unrealized gains on derivative instruments	17,350	18,956
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,969)	(8,227)
Total accumulated other comprehensive loss	$(199,324)	$(209,037)

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

	Three Months Ended
	September 30,
	2023	2022
Basic
Net income applicable to common stock	$41,833	$46,567
Average common shares outstanding	56,138,618	55,947,214
Net income per common share - basic	$0.75	$0.83
Diluted
Net income applicable to common stock	$41,833	$46,567
Average common shares outstanding	56,138,618	55,947,214
Effect of dilutive stock-based compensation	385,269	301,506
Average common shares outstanding - diluted	56,523,887	56,248,720
Net income per common share - diluted	$0.74	$0.83

	Nine Months Ended
	September 30,
	2023	2022
Basic
Net income applicable to common stock	$116,554	$119,792
Average common shares outstanding	56,085,556	55,888,226
Net income per common share - basic	$2.08	$2.14
Diluted
Net income applicable to common stock	$116,554	$119,792
Average common shares outstanding	56,085,556	55,888,226
Effect of dilutive stock-based compensation	308,401	281,660
Average common shares outstanding - diluted	56,393,957	56,169,886
Net income per common share - diluted	$2.07	$2.13

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	September 30,
	2023	2022
Number of shares	1,000	9,750

	Nine Months Ended
	September 30,
	2023	2022
Number of shares	24,146	19,750

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	September 30, 2023		December 31, 2022
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,558,521	9.48%	$1,481,197	9.36%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,449,367	10.46%	1,372,747	10.21%
Tier 1 Capital to Risk-Weighted Assets	1,558,521	11.25%	1,481,197	11.01%
Total Capital to Risk-Weighted Assets	2,065,992	14.91%	1,968,001	14.63%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,698,680	10.33%	$1,630,389	10.30%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,698,680	12.23%	1,630,389	12.10%
Tier 1 Capital to Risk-Weighted Assets	1,698,680	12.23%	1,630,389	12.10%
Total Capital to Risk-Weighted Assets	1,869,600	13.46%	1,781,312	13.22%

Common Equity Tier 1 Capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company must maintain a “capital conservation buffer,” which is a specified amount of CET1 capital in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. The required capital conservation buffer is 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. As shown in the table above, as of September 30, 2023, the Company’s CET1 capital was in excess of the capital conservation buffer.

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
The following tables provide financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended September 30, 2023
Net interest income (loss)	$133,909	$456	$8	$(6,990)	$127,383
Provision for credit losses	5,315	—	—	—	5,315
Noninterest income (loss)	28,679	3,276	6,638	(393)	38,200
Noninterest expense	99,791	2,237	5,150	491	107,669
Income (loss) before income taxes	57,482	1,495	1,496	(7,874)	52,599
Income tax expense (benefit)	12,339	387	72	(2,032)	10,766
Net income (loss)	$45,143	$1,108	$1,424	$(5,842)	$41,833

Total assets	$17,143,564	$39,434	$5,077	$(6,454)	$17,181,621
Goodwill	$988,898	$2,767	—	—	$991,665

Three months ended September 30, 2022
Net interest income (loss)	$134,528	$98	$794	$(5,102)	$130,318
Provision for credit losses	9,800	—	—	—	9,800
Noninterest income (loss)	32,324	3,123	6,132	(393)	41,186
Noninterest expense	94,474	2,190	4,553	357	101,574
Income (loss) before income taxes	62,578	1,031	2,373	(5,852)	60,130
Income tax expense (benefit)	14,811	268	—	(1,516)	13,563
Net income (loss)	$47,767	$763	$2,373	$(4,336)	$46,567

Total assets	$16,369,592	$35,761	$73,704	$(7,958)	$16,471,099
Goodwill	$943,524	$2,767	—	—	$946,291

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Nine months ended September 30, 2023
Net interest income (loss)	$412,066	$1,170	$56	$(19,918)	$393,374
Provision for credit losses	16,275	—	—	—	16,275
Noninterest income (loss)	66,331	9,497	18,088	(1,197)	92,719
Noninterest expense	302,454	6,346	14,485	1,257	324,542
Income (loss) before income taxes	159,668	4,321	3,659	(22,372)	145,276
Income tax expense (benefit)	33,319	1,119	58	(5,774)	28,722
Net income (loss)	$126,349	$3,202	$3,601	$(16,598)	$116,554

Total assets	$17,143,564	$39,434	$5,077	$(6,454)	$17,181,621
Goodwill	$988,898	$2,767	$—	$—	$991,665

Nine months ended September 30, 2022
Net interest income (loss)	$356,040	$286	$1,813	$(14,677)	$343,462
Provision for credit losses	13,300	—	—	—	13,300
Noninterest income (loss)	89,359	8,831	18,952	(1,284)	115,858
Noninterest expense	272,594	6,311	13,899	1,069	293,873
Income (loss) before income taxes	159,505	2,806	6,866	(17,030)	152,147
Income tax expense (benefit)	36,035	734	—	(4,414)	32,355
Net income (loss)	$123,470	$2,072	$6,866	$(12,616)	$119,792

Total assets	$16,369,592	$35,761	$73,704	$(7,958)	$16,471,099
Goodwill	$943,524	$2,767	$—	$—	$946,291

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
Important factors currently known to management that could cause our actual results to differ materially from those in forward-looking statements include the following: (i) the Company’s ability to efficiently integrate acquisitions into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management; (ii) the effect of economic conditions and interest rates on a national, regional or international basis; (iii) timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (iv) competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, factoring and mortgage lending and auto lending industries; (v) the financial resources of, and products available from, competitors; (vi) changes in laws and regulations as well as changes in accounting standards; (vii) changes in policy by regulatory agencies; (viii) changes in the securities and foreign exchange markets; (ix) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (x) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers of investment securities, or the impact of interest rates on the value of our investment securities portfolio; (xi) an insufficient allowance for credit losses as a result of inaccurate assumptions; (xii) changes in the sources and costs of the capital we use to make loans and otherwise fund our operations, due to deposit outflows, changes in the mix of deposits and the cost and availability of borrowings; (xiii) general economic, market or business conditions, including the impact of inflation; (xiv) changes in demand for loan and deposit products and other financial services; (xv) concentrations of credit or deposit exposure; (xvi) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; (xvii) increased cybersecurity risk, including potential network breaches, business disruptions or financial losses; (xviii) civil unrest, natural disasters, epidemics (including the re-emergence of the COVID-19 pandemic) and other catastrophic events in the Company’s geographic area; (xix) the impact, extent and timing of technological changes; and (xx) other circumstances, many of which are beyond management’s control. Management believes that the assumptions underlying the Company’s forward-looking statements are reasonable, but any of the assumptions could prove to be inaccurate.
The Company undertakes no obligation, and specifically disclaims any obligation, to update or revise forward-looking statements, whether as a result of new information or to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by federal securities laws.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at September 30, 2023 compared to December 31, 2022.
Assets
Total assets were $17,181,621 at September 30, 2023 compared to $16,988,176 at December 31, 2022.
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

	September 30, 2023		December 31, 2022
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$—	—%	$164,660	5.76%
Obligations of states and political subdivisions	322,592	14.97	436,788	15.28
Mortgage-backed securities	1,705,596	79.16	2,122,855	74.28
Other debt securities	126,547	5.87	133,711	4.68
	$2,154,735	100.00%	$2,858,014	100.00%
Allowance for credit losses - held to maturity securities	(32)		(32)
Securities, net of allowance for credit losses	$2,154,703		$2,857,982
During the nine months ended September 30, 2023, the Company purchased $9,646 in investment securities, with mortgage-backed securities and collateralized mortgage obligations (“CMOs”) comprising all of these purchases, which occurred in the third quarter of 2023. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are primarily issued by government sponsored entities. During the nine months ended September 30, 2022, we purchased $800,260 in investment securities, with mortgage-backed securities and CMOs, in the aggregate, comprising approximately 62% of these purchases. Obligations of other U.S. Government agencies and corporations comprised approximately 21% of purchases made during the first nine months of 2022. Obligations of state and political subdivisions comprised approximately 5% of purchases made during the first nine months of 2022. Other debt securities in our investment portfolio, consisting of corporate debt securities, issuances from the Small Business Administration (“SBA”) and subordinated debt issuances, comprised the remaining 12% of purchases made during the first nine months of 2022. Our purchases of securities in the first nine months of 2023 substantially declined from the levels during the same period in 2022 as the proceeds of our securities portfolio was used to fund loan growth rather than being reinvested in the securities portfolio.
During the third quarter of 2022, the Company transferred, at fair value, $882,927 of securities from the available for sale portfolio to the held to maturity portfolio as the Company has the intent and ability to hold these securities until their maturity. The related net unrealized losses of $99,675 (after tax losses of $74,307) remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. At September 30, 2023, the net unrealized after tax losses remaining to be amortized in accumulated other comprehensive income (loss) was $61,086. No gains or losses were recognized at the time of transfer.
Proceeds from maturities, calls and principal payments on securities during the first nine months of 2023 totaled $208,095. The Company sold from the available for sale portfolio agency securities, municipal securities, residential mortgage backed securities and commercial mortgage backed securities with a carrying value of $511,419 at the time of sale for net proceeds of $488,981, resulting in a net loss on sale of $22,438 for the nine months ended September 30, 2023. Proceeds from the maturities, calls and principal payments on securities during the first nine months of 2022 totaled $372,484. The Company did not sell any securities during the first nine months of 2022.
For more information about the Company’s security portfolio, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans Held for Sale
Loans held for sale, which consist of residential mortgage loans being held until they are sold in the secondary market, were $241,613 at September 30, 2023, as compared to $110,105 at December 31, 2022. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Loans
Total loans, excluding loans held for sale, were $12,168,023 at September 30, 2023 and $11,578,304 at December 31, 2022.
The tables below set forth the balance of loans outstanding, net of unearned income and excluding loans held for sale, by loan type and the percentage of each loan type to total loans as of the dates presented:

	September 30, 2023		December 31, 2022
	Total Loans	Percentage of Total Loans	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural	$1,819,891	14.96%	$1,673,883	14.46%
Lease financing, net of unearned income	120,724	0.99	115,013	0.99
Real estate – construction:
Residential	300,238	2.47	355,500	3.07
Commercial	1,107,126	9.10	974,837	8.42
Total real estate – construction	1,407,364	11.57	1,330,337	11.49
Real estate – 1-4 family mortgage:
Primary	2,405,703	19.77	2,222,856	19.20
Home equity	509,394	4.19	501,906	4.33
Rental/investment	353,613	2.91	334,382	2.89
Land development	130,166	1.07	157,119	1.36
Total real estate – 1-4 family mortgage	3,398,876	27.94	3,216,263	27.78
Real estate – commercial mortgage:
Owner-occupied	1,588,174	13.04	1,539,296	13.29
Non-owner occupied	3,610,578	29.67	3,452,910	29.82
Land development	114,414	0.94	125,857	1.09
Total real estate – commercial mortgage	5,313,166	43.65	5,118,063	44.20
Installment loans to individuals	108,002	0.89	124,745	1.08
Total loans, net of unearned income	$12,168,023	100.00%	$11,578,304	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2023, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Deposits
The Company relies on deposits as its primary source of funds. Total deposits were $14,157,110 and $13,486,966 at September 30, 2023 and December 31, 2022, respectively. Noninterest-bearing deposits were $3,734,197 and $4,558,756 at September 30, 2023 and December 31, 2022, respectively, while interest-bearing deposits were $10,422,913 and $8,928,210 at September 30, 2023 and December 31, 2022, respectively. Interest-bearing deposits included brokered deposits of $757,775 and $233,133 at September 30, 2023 and December 31, 2022, respectively.
Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding brokered deposits and time deposits greater than $250,000). Noninterest-bearing deposits represented 26.38% of total deposits at September 30, 2023, as compared to 33.80% of total deposits at December 31, 2022. The decrease in noninterest-bearing deposits as a percentage of total deposits reflects both deposit customers transferring noninterest-bearing deposits to interest-bearing deposits such as money market funds offered by the Company, other financial institutions and other financial services companies, and the impact of our increase in brokered deposits in the first nine months of 2023 as compared to brokered deposits at December 31, 2022, as management elected to maintain a high level of on-balance sheet liquidity in light of the conditions affecting financial institutions nationwide. Under certain circumstances, management may elect to acquire non-core deposits (in the form of brokered deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms of the deposits and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin; business factors, described in the following paragraph, may cause us to obtain public deposits. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits were $1,879,215 and $1,760,460 at September 30, 2023 and December 31, 2022, respectively, and represented 13.27% and 13.05% of total deposits as of September 30, 2023 and December 31, 2022, respectively.
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

	September 30, 2023	December 31, 2022
Security repurchase agreements	$7,662	$12,232
Short-term borrowings from the FHLB	100,000	700,000
	$107,662	$712,232
Long-term debt typically consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The following table presents our long-term debt by type as of the dates presented:

	September 30, 2023	December 31, 2022
Junior subordinated debentures	$112,744	$112,042
Subordinated notes	314,655	316,091
	$427,399	$428,133
Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no long-term advances from the FHLB outstanding at September 30, 2023 or December 31, 2022. All advances from the FHLB are collateralized by a blanket lien on the Bank’s loans. The Company had $3,111,063 of availability on unused lines of credit with the FHLB at September 30, 2023, as compared to $3,651,678 at December 31, 2022.
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

Results of Operations
Net Income
Net income for the third quarter of 2023 was $41,833 compared to net income of $46,567 for the third quarter of 2022. Basic and diluted earnings per share (“EPS”) for the third quarter of 2023 were $0.75 and $0.74, respectively, as compared to basic and diluted EPS of $0.83 for the third quarter of 2022. Net income for the nine months ended September 30, 2023, was $116,554 compared to net income of $119,792 for the same period in 2022. Basic and diluted EPS were $2.08 and $2.07, respectively, for the first nine months of 2023 as compared to $2.14 and $2.13, respectively, for the first nine months of 2022.
From time to time, the Company incurs expenses and charges or recognizes valuation adjustments in connection with certain transactions with respect to which management is unable to accurately predict when these items will be incurred or, when incurred, the amount of such items. The following table presents the impact of these items on reported EPS for the dates presented.

	Three Months Ended
	September 30, 2023			September 30, 2022
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Gain on sale of MSR	$—	$—	$—	$(2,960)	$(2,292)	$(0.04)

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$—	$—	$—	$687	$541	$0.01
Gain on sale of MSR	—	—	—	(2,960)	(2,330)	(0.04)
Restructuring charges	—	—	—	732	576	0.01
Loss on sale of securities	22,438	17,859	0.31	—	—	—
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 77.31% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the third quarter of 2023. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $127,383 and $393,374 for the three and nine months ended September 30, 2023, as compared to $130,318 and $343,462 for the same periods in 2022. On a tax equivalent basis, net interest income was $130,131 and $401,745 for the three and nine months ended September 30, 2023, as compared to $132,435 and $349,139 for the same periods in 2022.
The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category on a tax-equivalent basis for the periods presented:

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$12,030,109	$183,521	6.06%	$10,829,137	$124,614	4.57%
Loans held for sale	227,982	3,751	6.58	143,837	2,075	5.77
Securities:
Taxable	2,053,113	9,218	1.80	2,773,924	12,439	1.79
Tax-exempt(1)	329,760	1,807	2.19	449,927	2,664	2.37
Interest-bearing balances with banks	729,049	10,128	5.51	663,218	3,458	2.07
Total interest-earning assets	15,370,013	208,425	5.39	14,860,043	145,250	3.89
Cash and due from banks	180,708			191,358
Intangible assets	1,012,460			967,154
Other assets	672,232			626,926
Total assets	$17,235,413			$16,645,481
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$6,520,145	$41,464	2.52%	$6,462,940	$6,061	0.37%
Savings deposits	942,619	793	0.33	1,134,665	155	0.05
Brokered deposits	947,970	12,490	5.23	—	—	—
Time deposits	2,001,923	16,159	3.20	1,240,439	1,025	0.33
Total interest-bearing deposits	10,412,657	70,906	2.70	8,838,044	7,241	0.33
Borrowed funds	545,105	7,388	5.40	572,376	5,574	3.88
Total interest-bearing liabilities	10,957,762	78,294	2.84	9,410,420	12,815	0.54
Noninterest-bearing deposits	3,800,160			4,867,314
Other liabilities	245,886			194,339
Shareholders’ equity	2,231,605			2,173,408
Total liabilities and shareholders’ equity	$17,235,413			$16,645,481
Net interest income/net interest margin		$130,131	3.36%		$132,435	3.54%
(1)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which the Company operates.
(2)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$11,866,662	$523,040	5.89%	$10,474,305	$329,227	4.20%
Loans held for sale	175,100	8,478	6.46	233,266	7,524	4.30
Securities:
Taxable	2,356,962	34,361	1.94	2,653,735	31,576	1.59
Tax-exempt(1)	395,394	6,844	2.31	446,762	8,018	2.39
Interest-bearing balances with banks	573,498	22,536	5.25	1,041,145	6,076	0.78
Total interest-earning assets	15,367,616	595,259	5.18	14,849,213	382,421	3.44
Cash and due from banks	189,324			201,436
Intangible assets	1,012,613			967,023
Other assets	674,476			640,403
Total assets	$17,244,029			$16,658,075
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$6,235,322	$90,947	1.95%	$6,556,454	$13,306	0.27%
Savings deposits	999,436	2,432	0.33	1,123,433	441	0.05
Brokered deposits	720,022	26,898	4.99	—	—	—
Time deposits	1,768,827	34,886	2.64	1,305,800	4,149	0.42
Total interest-bearing deposits	9,723,607	155,163	2.13	8,985,687	17,896	0.27
Borrowed funds	1,007,844	38,351	5.08	534,296	15,386	3.84
Total interest-bearing liabilities	10,731,451	193,514	2.41	9,519,983	33,282	0.47
Noninterest-bearing deposits	4,073,265			4,745,409
Other liabilities	227,114			192,744
Shareholders’ equity	2,212,199			2,199,939
Total liabilities and shareholders’ equity	$17,244,029			$16,658,075
Net interest income/net interest margin		$401,745	3.49%		$349,139	3.14%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume and mix and pricing decisions. External factors include changes in market interest rates, competition and other factors affecting the banking industry in general, and the shape of the interest rate yield curve. The largest contributing factor to the increase in net interest income for the nine months ended September 30, 2023, as compared to the same period in 2022, was the rising rate environment throughout 2022 and thus far in 2023. The higher interest rates benefited yields on earning assets, which, coupled with steady loan growth, resulted in an increase in interest income year over year. This increase was offset to some degree by an increase in interest expense. The rising interest rates negatively impacted both the cost and mix of our funding sources, and the Company’s decision to increase on-balance sheet liquidity following the bank failures in March 2023 has also resulted in higher cost of funds and interest expense. The Company has continued its efforts to mitigate increases in the cost of funding through maintaining noninterest-bearing deposits, staying disciplined yet competitive in pricing on interest-bearing deposits in the current rising rate environment and accessing alternative sources of liquidity, such as brokered deposits. In the first nine months of 2023, however, ensuring the safe and sound operation of the Bank in light of industry-wide conditions was management’s paramount concern, which led to the Company significantly increasing its brokered deposits and borrowed funds in the first nine months of 2023 as compared to the same period in 2022 in order to maintain robust on-balance sheet liquidity.
The following tables set forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three and nine months ended September 30, 2023, as compared to the same period in 2022 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute value of amounts calculated):

	Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
	Volume	Rate	Net
Interest income:
Loans held for investment	$14,993	$43,914	$58,907
Loans held for sale	1,351	325	1,676
Securities:
Taxable	(3,336)	115	(3,221)
Tax-exempt	(670)	(187)	(857)
Interest-bearing balances with banks	376	6,294	6,670
Total interest-earning assets	12,714	50,461	63,175
Interest expense:
Interest-bearing demand deposits	54	35,349	35,403
Savings deposits	(31)	669	638
Brokered deposits	12,490	—	12,490
Time deposits	990	14,144	15,134
Borrowed funds	(281)	2,095	1,814
Total interest-bearing liabilities	13,222	52,257	65,479
Change in net interest income	$(508)	$(1,796)	$(2,304)

	Nine months ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
	Volume	Rate	Net
Interest income:
Loans held for investment	$48,155	$145,658	$193,813
Loans held for sale	(2,182)	3,136	954
Securities:
Taxable	(3,783)	6,568	2,785
Tax-exempt	(898)	(276)	(1,174)
Interest-bearing balances with banks	(3,866)	20,326	16,460
Total interest-earning assets	37,426	175,412	212,838
Interest expense:
Interest-bearing demand deposits	(684)	78,325	77,641
Savings deposits	(53)	2,044	1,991
Brokered deposits	26,898	—	26,898
Time deposits	1,959	28,778	30,737
Borrowed funds	16,840	6,125	22,965
Total interest-bearing liabilities	44,960	115,272	160,232
Change in net interest income	$(7,534)	$60,140	$52,606

Interest income, on a tax equivalent basis, was $208,425 and $595,259 for the three and nine months ended September 30, 2023, as compared to $145,250 and $382,421 for the same periods in 2022. The increase in interest income, on a tax equivalent basis, for the three and nine months ended September 30, 2023, as compared to the same time periods in 2022 is due primarily to additional interest rate increases by the Federal Reserve since March 2022, coupled with an improved mix of earning assets as excess cash was deployed into higher yielding assets since March 2022.
The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Loans held for investment	78.27%	72.87%	6.06%	4.57%
Loans held for sale	1.48	0.97	6.58	5.77
Securities	15.50	21.69	1.85	1.87
Other	4.75	4.47	5.51	2.07
Total earning assets	100.00%	100.00%	5.39%	3.89%

	Percentage of Total Average Earning Assets		Yield
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Loans held for investment	77.22%	70.54%	5.89%	4.20%
Loans held for sale	1.14	1.57	6.46	4.30
Securities	17.91	20.88	2.00	1.70
Interest-bearing balances with banks	3.73	7.01	5.25	0.78
Total earning assets	100.00%	100.00%	5.18%	3.44%

For the third quarter of 2023, interest income on loans held for investment, on a tax equivalent basis, increased $58,907 to $183,521 from $124,614 for the same period in 2022. For the nine months ended September 30, 2023, interest income on loans held for investment, on a tax equivalent basis, increased $193,813 to $523,040 from $329,227 in the same period in 2022. The Federal Reserve began to raise interest rates in March 2022, which positively impacted the Company’s loan pricing, and the year-to-date average balance of loans held for investment increased $1,392,357 from September 2022, thereby resulting in the increase in interest income on loans held for investment for the three and nine months ended September 30, 2023, as compared to the same periods in 2022.
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans held for investment, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net interest income collected on problem loans	$(820)	$78	$(64)	$2,788
Accretable yield recognized on purchased loans(1)	1,290	1,317	3,049	4,573
Total impact to interest income on loans	$470	$1,395	$2,985	$7,361

Impact to loan yield	0.02%	0.05%	0.03%	0.09%

Impact to net interest margin	0.01%	0.04%	0.02%	0.07%
(1)Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $821 and $713 for the third quarter of 2023 and 2022, respectively. The impact was $1,371 and $2,269 for the nine months ended September 30, 2023 and 2022, respectively. This additional interest income increased total loan yield by three basis points for both the third quarter of 2023 and 2022, while increasing net interest margin by two basis points for the same respective periods. For the nine months ended September 30, 2023 and 2022, the additional interest income increased total loan yields by two and three basis points, respectively, while increasing net interest margin by one and two basis points, respectively.
For the third quarter of 2023, interest income on loans held for sale (consisting of mortgage loans held for sale) increased $1,676 to $3,751 from $2,075 for the same period in 2022. For the nine months ended September 30, 2023, interest income on loans held for sale (consisting of mortgage loans held for sale), increased $954 to $8,478 from $7,524 for the same period in 2022.
Investment income, on a tax equivalent basis, decreased $4,078 to $11,025 for the third quarter of 2023 from $15,103 for the third quarter of 2022. Investment income, on a tax equivalent basis, increased $1,611 to $41,205 for the nine months ended September 30, 2023 from $39,594 for the same period in 2022. The tax equivalent yield on the investment portfolio for the third quarter of 2023 was 1.85%, down 2 basis points from 1.87% for the same period in 2022. The tax equivalent yield on the investment portfolio for the nine months ended September 30, 2023 was 2.00%, up 30 basis points from 1.70% in the same period in 2022. The decrease in taxable equivalent yield on securities for the three months ended September 30, 2023 as compared to the same period in 2022 was due to the aforementioned sale of securities during the first nine months of 2023. The increase in taxable equivalent yield on securities for the nine months ended September 30, 2023 as compared to the same period in 2022 was due to purchases of higher yielding securities during 2022. The increase in yield led to the growth in investment income, on a tax equivalent basis.
Interest expense was $78,294 for the third quarter of 2023 as compared to $12,815 for the same period in 2022. Interest expense for the nine months ended September 30, 2023 was $193,514 as compared to $33,282 for the same period in 2022.
The following tables present, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Noninterest-bearing demand	25.75%	34.09%	—%	—%
Interest-bearing demand	44.18	45.27	2.52	0.37
Savings	6.39	7.95	0.33	0.05
Brokered deposits	6.42	—	5.23	—
Time deposits	13.57	8.69	3.20	0.33
Short term borrowings	0.78	0.99	1.24	1.30
Subordinated notes	2.15	2.23	5.91	4.55
Other borrowed funds	0.76	0.78	8.25	5.24
Total deposits and borrowed funds	100.00%	100.00%	2.11%	0.36%

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Noninterest-bearing demand	27.51%	33.27%	—%	—%
Interest-bearing demand	42.12	45.96	1.95	0.27
Savings	6.75	7.88	0.33	0.05
Brokered deposits	4.86	—	4.99	—
Time deposits	11.95	9.15	2.64	0.42
Short-term borrowings	3.90	0.66	4.24	0.98
Long-term Federal Home Loan Bank advances	—	—	—	1.88
Subordinated notes	2.15	2.30	5.61	4.39
Other long term borrowings	0.76	0.78	7.93	4.66
Total deposits and borrowed funds	100.00%	100.00%	1.75%	0.31%
Interest expense on deposits was $70,906 and $7,241 for the three months ended September 30, 2023 and 2022, respectively. The cost of total deposits was 1.98% and 0.21% for the same respective periods. Interest expense on deposits was $155,163 and $17,896 for the nine months ended September 30, 2023 and 2022, respectively, and the cost of total deposits was 1.50% and 0.17% for the same respective periods. The increase in both deposit expense and cost is attributable to the Company’s efforts to offer competitive deposit rates in the rising interest rate environment and its decision to maintain additional on-balance sheet liquidity following the bank failures and broader industry concerns about bank liquidity that arose in March 2023. The Company has continued its efforts to maintain non-interest bearing deposits. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on brokered deposits or wholesale borrowings when advantageous or otherwise deemed advisable due to market conditions.
Interest expense on total borrowings was $7,388 and $5,574 for the three months ended September 30, 2023 and 2022, respectively. Interest expense on total borrowings was $38,351 and $15,386 for the nine months ended September 30, 2023 and 2022, respectively. The increase in interest expense is a result of higher average borrowings and interest rates primarily due to an increase in short-term FHLB borrowings during the first nine months of 2023. The repayment of FHLB borrowings during the second and third quarters of 2023 had a nominal impact to interest expense for the three and nine months ended September 30, 2023.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended September 30,		Nine Months Ended September 30,
2023	2022	2023	2022
0.88%	0.98%	0.72%	0.93%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains and losses on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify revenue sources. Noninterest income was $38,200 for the third quarter of 2023 as compared to $41,186 for the same period in 2022. Noninterest income was $92,719 for the nine months ended September 30, 2023 as compared to $115,858 for the same period in 2022. The decrease over the three and nine month periods is primarily due to the decrease in mortgage banking income during the three and nine month periods and, with respect to the nine month period, the $22,438 loss on the sale of securities during June 2023.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees (which encompasses traditional overdraft fees as well as non-sufficient funds fees). Service charges on deposit accounts were $9,743 and $10,216 for the third quarter of 2023 and 2022, respectively, and $28,596 and $29,512 for the nine months ended September 30, 2023 and 2022, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,065 for the three months ended September 30, 2023, as compared to $5,540 for the same period in 2022. These fees were $14,734 for the nine months ended September 30, 2023 compared to $15,967 for the same period in 2022. The Company eliminated consumer non-sufficient funds fees as well as transfer fees to linked customer accounts effective January 1, 2023. The fees eliminated totaled approximately $1,500 for the third quarter of 2022 and $4,100 for the first nine months of 2022.
Fees and commissions were $4,108 during the third quarter of 2023 as compared to $4,148 for the same period in 2022, and were $13,771 for the first nine months of 2023 as compared to $12,798 for the same period in 2022. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions, and lending services, such as collateral management fees and unused commitment fees. For the third quarter of 2023, interchange fees were $2,337 as compared to $2,341 for the same period in 2022. Interchange fees were $7,130 for the nine months ended September 30, 2023 as compared to $7,419 for the same period in 2022.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $3,264 and $3,108 for the three months ended September 30, 2023 and 2022, respectively, and was $8,519 and $8,253 for the nine months ended September 30, 2023 and 2022, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the number of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $7 and $10 for the three months ended September 30, 2023 and 2022, respectively, and $963 and $559 for the nine months ended September 30, 2023 and 2022, respectively.
Our Wealth Management segment has two divisions: Trust and Financial Services. The Trust division operates on a custodial basis, which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $5,986 for the third quarter of 2023 compared to $5,467 for the same period in 2022, and was $16,464 for the nine months ended September 30, 2023 compared to $17,102 for the same period in 2022. The market value of assets under management or administration was $4,999,504 and $4,842,723 at September 30, 2023 and September 30, 2022, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Interest rate lock commitments and originations of mortgage loans to be sold totaled $494,442 and $397,355, respectively, in the third quarter of 2023 compared to $636,987 and $359,444, respectively for the same period in 2022. Interest rate lock commitments and originations of mortgage loans to be sold totaled $1,734,035 and $1,057,277 in the nine months ended September 30, 2023 compared to $2,677,181 and $1,436,158 for the same period in 2022. The decrease in both interest rate lock commitments and, for the nine month comparative period, mortgage loan originations was due to material increases in mortgage interest rates from historically low rates, significantly dampening demand for mortgages nationwide. In the third quarter of 2022, the Company sold a portion of its mortgage servicing rights portfolio with a carrying value of $15,565 for a pre-tax gain of $2,960. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain on sales of loans, net (1)	$3,297	$5,263	$12,713	$14,800
Fees, net	2,376	2,405	7,041	8,522
Mortgage servicing income, net	1,860	5,007	6,067	7,302
Mortgage banking income, net	$7,533	$12,675	$25,821	$30,624
(1) Gain on sales of loans, net includes pipeline fair value adjustments
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and proceeds received upon the death of covered individuals. BOLI income was $2,469 for the three months ended September 30, 2023 as compared to $2,296 for the same period in 2022, and $7,874 for the nine months ended September 30, 2023 as compared to $6,780 for the same period in 2022. The Company purchased an additional $80,000 in BOLI policies during the first quarter of 2022. No such purchases were made in the first nine months of 2023.

Other noninterest income was $5,097 and $3,276 for the three months ended September 30, 2023 and 2022, respectively, and was $14,112 and $10,789 for the nine months ended September 30, 2023 and 2022, respectively. Other noninterest income includes income from our SBA banking division, our capital markets division and other miscellaneous income and can fluctuate based on production in our SBA banking and capital markets divisions and recognition of other seasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended September 30,		Nine Months Ended September 30,
2023	2022	2023	2022
2.48%	2.42%	2.52%	2.36%
Noninterest expense was $107,669 and $101,574 for the third quarter of 2023 and 2022, respectively, and was $324,542 and $293,873 for the nine months ended September 30, 2023 and 2022, respectively.
Salaries and employee benefits increased $2,995 to $69,458 for the third quarter of 2023 as compared to $66,463 for the same period in 2022. Salaries and employee benefits increased $15,645 to $209,927 for the nine months ended September 30, 2023 as compared to $194,282 for the same period in 2022. The increase in salaries and employee benefits is primarily due to increases in the minimum wage we pay our employees that were implemented in May 2022 along with annual merit increases implemented in April 2023. The acquisition of RBC added $4,682 to salaries and employee benefits expense in the first nine months of 2023.
Data processing costs were $3,907 in the third quarter of 2023 as compared to $3,526 for the same period in 2022 and were $11,224 for the nine months ended September 30, 2023 as compared to $11,379 for the same period in 2022. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense for the third quarter of 2023 was $11,548, as compared to $11,266 for the same period in 2022. These expenses for the first nine months of 2023 were $34,818, as compared to $33,697 for the same period in 2022.
For the third quarter of 2023 the Company experienced a net gain of $120 related to other real estate owned as compared to expenses of $34 for the same period in 2022. The Company experienced a net gain of $39 for the nine months ended September 30, 2023 as compared to a net gain of $394 for the same period in 2022. Expenses on other real estate owned included write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $18 and $110 for the first nine months of 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, other real estate owned with a cost basis of $2,544 and $1,847, respectively, was sold, resulting in a net gain of $289 and $611, respectively.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulations. Professional fees were $3,338 for the third quarter of 2023 as compared to $3,087 for the same period in 2022, and $10,817 for the nine months ended September 30, 2023 as compared to $9,016 for the same period in 2022.
Advertising and public relations expense was $3,474 for the third quarter of 2023 as compared to $3,229 for the same period in 2022, and $11,642 for the nine months ended September 30, 2023 as compared to $10,694 for the same period in 2022. During the nine months ended September 30, 2023 and 2022, the Company contributed approximately $1,292 and $1,350, respectively, to charitable organizations throughout Mississippi, Alabama and Georgia, which contributions are included in our advertising and public relations expense, for which it received a dollar-for-dollar tax credit.
Amortization of intangible assets totaled $1,311 and $1,251 for the third quarter of 2023 and 2022, respectively, and $4,106 and $3,927 for the nine months ended September 30, 2023 and 2022, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 1 year to 8 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $2,006 for the third quarter of 2023 as compared to $1,999 for the same period in 2022. Communication expenses were $6,212 for the nine months ended September 30, 2023 as compared to $5,930 for the same period in 2022.
Other noninterest expense includes the provision for unfunded commitments, business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $12,747 and $35,835 for the three and nine months ended September 30, 2023 as compared to $10,719 and $23,923 for the same periods in 2022. The increase in other noninterest expense is primarily attributable to lower deferred loan origination expense in the first nine months of 2023 compared to the same period in 2022. The amount of loan origination expense deferred is directly correlated to the volume and mix of our loan production during the period. A negative provision (recovery) for unfunded commitments of $700 and $3,200 was recorded for the three and nine months ended September 30, 2023. There was no provision for unfunded commitments recorded for the third quarter of 2022 and a recovery of provision for unfunded commitments of $100 for the nine months ended September 30, 2022.
Efficiency Ratio

	Efficiency Ratio
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Efficiency ratio	63.96%	58.50%	65.64%	63.20%

The efficiency ratio is a measure of productivity in the banking industry. (This ratio is a measure of our ability to turn expenses into revenue. That is, the ratio is designed to reflect the percentage of one dollar that we must expend to generate a dollar of revenue.) The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The loss on the sale of securities reduced the efficiency ratio by 2.84 basis points for the nine months ended September 30, 2023. We remain committed to aggressively managing our costs within the framework of our business model. Our goal is to improve the efficiency ratio over time from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.
Income Taxes
Income tax expense for the third quarter of 2023 and 2022 was $10,766 and $13,563, respectively, and $28,722 and $32,355 for the nine months ended September 30, 2023 and 2022, respectively. The Company recognized tax credits of approximately $1,292 in the first nine months of 2023 (as mentioned above in the advertising and public relations discussion) as compared to approximately $1,350 in the first nine months of 2022.

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
The Company’s practice is to charge off estimated losses as soon as management believes the uncollectability of a loan balance is confirmed and such losses are reasonably quantified. Net charge-offs for the first nine months of 2023 were $10,566, or 0.12% of average loans (annualized), compared to net charge-offs of $4,763, or 0.06% of average loans (annualized), for the same period in 2022. The charge-offs were fully reserved for in the Company’s allowance for credit losses on loans. Subsequent recoveries, if any, are credited to the allowance for credit losses on loans.
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

The following table presents the allocation of the allowance for credit losses on loans by loan category and the percentage of loans in each category to total loans as of the dates presented:

	September 30, 2023		December 31, 2022		September 30, 2022
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$44,444	14.96%	$44,255	14.46%	$30,503	13.63%
Lease financing	3,355	0.99%	2,463	0.99%	2,314	0.93%
Real estate – construction	19,656	11.57%	19,114	11.49%	18,744	10.94%
Real estate – 1-4 family mortgage	45,799	27.94%	44,727	27.78%	43,532	28.17%
Real estate – commercial mortgage	75,233	43.65%	71,798	44.20%	69,267	45.17%
Installment loans to individuals	9,286	0.89%	9,733	1.08%	9,996	1.16%
Total	$197,773	100.00%	$192,090	100.00%	$174,356	100.00%

The provision for credit losses on loans charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a provision for credit losses of $5,315 in the third quarter of 2023 and $16,275 in the first nine months of 2023, as compared to $9,800 in the third quarter of 2022 and $13,300 in the first nine months of 2022. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. The provision activity during the first nine months months of 2023 as compared to the same period in 2022 was primarily driven by loan growth coupled with a slight deterioration in our economic forecast.
The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Balance at beginning of period	$194,391	$166,131	$192,090	$164,171
Impact of purchased credit deteriorated loans acquired during the period	—	—	(26)	1,648
Charge-offs
Commercial, financial, agricultural	2,252	373	7,720	4,714
Lease financing	641	—	641	7
Real estate – construction	—	—	57	—
Real estate – 1-4 family mortgage	130	208	345	532
Real estate – commercial mortgage	—	1,956	5,512	2,670
Installment loans to individuals	607	722	1,997	2,351
Total charge-offs	3,630	3,259	16,272	10,274
Recoveries
Commercial, financial, agricultural	690	415	2,689	1,982
Lease financing	2	113	13	136
Real estate – construction	48	—	48	—
Real estate – 1-4 family mortgage	181	378	375	725
Real estate – commercial mortgage	208	50	697	397
Installment loans to individuals	568	728	1,884	2,271
Total recoveries	1,697	1,684	5,706	5,511
Net charge-offs	1,933	1,575	10,566	4,763
Provision for credit losses on loans	5,315	9,800	16,275	13,300
Balance at end of period	$197,773	$174,356	$197,773	$174,356
Net charge-offs (annualized) to average loans	0.06%	0.06%	0.12%	0.06%
Net charge-offs to allowance for credit losses on loans	0.98	0.90	5.34	2.73
Allowance for credit losses on loans to:
Total loans			1.63	1.57
Nonperforming loans			282.24	312.10
Nonaccrual loans			284.40	321.23

The table below reflects annualized net charge-offs (recoveries) to daily average loans outstanding, by loan category, during the periods presented:

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Net Charge-offs (Recoveries)	Average Loans	Annualized Net Charge-offs to Average Loans	Net Charge-offs (Recoveries)	Average Loans	Annualized Net Charge-offs to Average Loans
Commercial, financial, agricultural	$5,031	$1,740,424	0.39%	$2,732	$1,474,633	0.25%
Lease financing	628	119,564	0.70	(129)	93,838	(0.18)%
Real estate – construction	9	1,336,385	—	—	1,124,713	—%
Real estate – 1-4 family mortgage	(30)	3,373,754	—	(193)	2,976,081	(0.01)%
Real estate – commercial mortgage	4,815	5,183,733	0.12	2,273	4,670,508	0.07%
Installment loans to individuals	113	112,802	0.13	80	134,532	0.08%
Total	$10,566	$11,866,662	0.12%	$4,763	$10,474,305	0.06%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Real estate – construction:
Residential	$(48)	$—	$9	$—
Total real estate – construction	(48)	—	9	—
Real estate – 1-4 family mortgage:
Primary	(91)	(59)	(156)	98
Home equity	(20)	(44)	79	(92)
Rental/investment	66	(19)	65	(40)
Land development	(6)	(48)	(18)	(159)
Total real estate – 1-4 family mortgage	(51)	(170)	(30)	(193)
Real estate – commercial mortgage:
Owner-occupied	(205)	(36)	113	490
Non-owner occupied	(3)	1,951	4,702	1,949
Land development	—	(9)	—	(166)
Total real estate – commercial mortgage	(208)	1,906	4,815	2,273
Total net charge-offs (recoveries) of loans secured by real estate	$(307)	$1,736	$4,794	$2,080

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

Three Months Ended September 30,	2023	2022
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$17,618	$19,935
Recovery of provision for credit losses on unfunded loan commitments (included in other noninterest expense)	(700)	—
Ending balance	$16,918	$19,935

Nine Months Ended September 30,	2023	2022
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,118	$20,035
Recovery of provision for credit losses on unfunded loan commitments (included in other noninterest expense)	(3,200)	(100)
Ending balance	$16,918	$19,935
Nonperforming Assets. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection, but loans may also be placed on nonaccrual status at an earlier date if collection of principal or interest is considered doubtful. Management, the problem asset resolution committee and our loan review staff closely monitor loans that are considered to be nonperforming.
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
The following table provides details of the Company’s nonperforming assets as of the dates presented.

	September 30, 2023	December 31, 2022
Nonaccruing loans	$69,541	$56,545
Accruing loans past due 90 days or more	532	331
Total nonperforming loans	70,073	56,876
Other real estate owned	9,258	1,763
Total nonperforming assets	$79,331	$58,639
Nonperforming loans to total loans	0.58%	0.49%
Nonaccruing loans to total loans	0.57%	0.49%
Nonperforming assets to total assets	0.46%	0.35%

The following table presents nonperforming loans by loan category as of the dates presented:

	September 30, 2023	December 31, 2022	September 30, 2022
Commercial, financial, agricultural	$7,745	$12,543	$5,299
Lease financing	1,048	—	—
Real estate – construction:
Residential	—	77	232
Commercial	—	—	1
Total real estate – construction	—	77	233
Real estate – 1-4 family mortgage:
Primary	42,072	30,076	25,130
Home equity	2,598	1,909	1,842
Rental/investment	2,647	1,014	1,240
Land development	169	82	1,448
Total real estate – 1-4 family mortgage	47,486	33,081	29,660
Real estate – commercial mortgage:
Owner-occupied	3,370	5,499	8,554
Non-owner occupied	9,920	5,342	11,725
Land development	247	71	93
Total real estate – commercial mortgage	13,537	10,912	20,372
Installment loans to individuals	257	263	301
Total nonperforming loans	$70,073	$56,876	$55,865

Total nonperforming loans as a percentage of total loans were 0.58% as of September 30, 2023 as compared to 0.49% and 0.50% as of December 31, 2022 and September 30, 2022, respectively. The Company’s coverage ratio, or its allowance for credit losses on loans as a percentage of nonperforming loans, was 282.24% as of September 30, 2023 as compared to 337.73% as of December 31, 2022 and 312.10% as of September 30, 2022.
Management has evaluated loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at September 30, 2023. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due but still accruing interest were $13,641, or 0.11% of total loans, at September 30, 2023 as compared to $58,703, or 0.51% of total loans, at December 31, 2022 and $26,103, or 0.25% of total loans, at September 30, 2022.
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, excluding covenant waivers and modification of contingent acceleration clauses are required to be disclosed in accordance with ASU 2022-02. At September 30, 2023, these loan modifications were performing in accordance with their modified terms and unused commitments totaled $721. Upon the Company’s determination that a modified loan has been subsequently deemed uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted accordingly. See Note 4, “Allowance for Credit Losses,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements for more information on the allowance for credit losses.
The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the nine months ended September 30, 2023, which are required to be disclosed under ASU 2022-02, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of loans is also presented below.

	Nine Months Ended
	Interest Rate Reduction	Term Extension	Payment Delay	Total	% Total Loans by Class
Commercial, financial, agricultural	$—	$1,209	$—	$1,209	0.07%
Real estate – construction:
Residential	—	3,751	—	3,751	1.25
Total real estate – construction	—	3,751	—	3,751	0.27
Real estate – 1-4 family mortgage:
Home equity	7	—	—	7	—
Total real estate – 1-4 family mortgage	7	—	—	7	—
Real estate – commercial mortgage:
Owner-occupied	149	96	277	522	0.03
Non-owner occupied	1,008	—	—	1,008	0.03
Total real estate – commercial mortgage	1,157	96	277	1,530	0.03
Loans, net of unearned income	$1,164	$5,056	$277	$6,497	0.05%

The following table presents the weighted average financial effect of the loan modifications requiring disclosure under ASU 2022-02 by class of financing receivable for the nine months ended September 30, 2023.

	Nine Months Ended
	Interest Rate Reduction (in basis points)	Term Extension (in months)	Payment Delay (in months)
Commercial, financial, agricultural	—	2.1	—
Real estate – construction:
Residential	—	4.7	—
Real estate – 1-4 family mortgage:
Home equity	300	—	—
Real estate – commercial mortgage:
Owner-occupied	68	8.4	3.0
Non-owner occupied	12	—	—

The following table provides details of the Company’s other real estate owned, net of valuation allowance and direct write-downs, as of the dates presented:

	September 30, 2023	December 31, 2022	September 30, 2022
Residential real estate	$1,045	$699	$913
Commercial real estate	8,182	62	62
Residential land development	4	246	246
Commercial land development	27	756	1,191
Total other real estate owned	$9,258	$1,763	$2,412

Changes in the Company’s other real estate owned were as follows:

	2023	2022
Balance at January 1	$1,763	$2,540
Transfers of loans	10,073	1,828
Impairments	(18)	(110)
Dispositions	(2,544)	(1,847)
Other	(16)	1
Balance at September 30	$9,258	$2,412

Other real estate owned with a cost basis of $2,544 was sold during the nine months ended September 30, 2023, resulting in a net gain of $289, while other real estate owned with a cost basis of $1,847 was sold during the nine months ended September 30, 2022, resulting in a net gain of $611.
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
Because of the impact of interest rate fluctuations on our profitability and liquidity, we actively monitor and manage our interest rate risk exposure. We have an Asset/Liability Committee (“ALCO”), which is comprised of various members of senior management and is authorized by the Board of Directors to monitor interest rate sensitivity and liquidity risk, over the short-, medium-, and long-term, and to make decisions relating to these processes. The ALCO’s goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk and preserving adequate liquidity so as to minimize the adverse impact of changes in interest rates on net interest income, liquidity and capital. We regularly monitor liquidity and stress our liquidity position in various simulated scenarios, which are incorporated in our contingency funding plan outlining different potential liquidity environments. The ALCO uses an asset/liability model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model is used to perform both net interest income forecast simulations for multiple year horizons and economic value of equity (“EVE”) analyses, each under various interest rate scenarios, which could impact the results presented in the table below.
Net interest income forecast simulations measure the short- and medium-term earnings exposure from changes in market interest rates in a rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate future net interest income under various hypothetical rate scenarios. EVE measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time for a given set of market rate assumptions. An increase in EVE due to a specified rate change indicates an improvement in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the current balance sheet.
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing October 1, 2023, in each case as compared to the result under rates present in the market on September 30, 2023. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not account for changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+100	2.11%	2.33%	3.56%
-100	(2.96)%	(2.96)%	(4.17)%
-200	(7.32)%	(6.72)%	(9.35)%

The rate shock results for the net interest income simulations for the next 24 months produce an asset sensitive position at September 30, 2023. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
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
Core deposits, which are deposits excluding brokered deposits and time deposits greater than $250,000, are the major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. We may also access the brokered deposit market where rates are favorable to other sources of liquidity (especially in light of collateral requirements for certain borrowings) and core deposits are not sufficient for meeting our current and anticipated liquidity needs. During the first nine months of 2023, brokered deposits increased by $524,642 as compared to the balance at December 31, 2022. The Bank obtained brokered deposits in the amount of $1,206,856 during the first nine months of 2023 and paid down $682,214. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the ALCO.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months, the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 10.40% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types, short-term borrowings and derivative instruments. At September 30, 2023, securities with a carrying value of $807,284 were pledged to secure government, public fund and trust deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $842,601 similarly pledged at December 31, 2022.
Other sources available for meeting liquidity needs include federal funds purchased, short-term and long-term advances from the FHLB and borrowings from the Federal Reserve Discount Window. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were $100,000 in short-term borrowings from the FHLB at September 30, 2023, as compared to $700,000 at December 31, 2022, as we used the proceeds of our sale of securities in the third quarter to pay down our short-term FHLB advances. Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding long-term advances with the FHLB at September 30, 2023 or December 31, 2022. The total amount of the remaining credit available to us from the FHLB at September 30, 2023 was $3,111,063. The credit available at the Federal Reserve Discount Window at September 30, 2023 was $585,406, with no borrowings currently outstanding. We also maintain lines of credit with other commercial banks totaling $180,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at September 30, 2023 or December 31, 2022.
Finally, we can access the capital markets to meet liquidity needs. The Company maintains a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which was effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depositary shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company's banking, insurance and wealth management operations as well as other business opportunities. In previous years, we have accessed the capital markets to generate liquidity in the form of common stock and subordinated notes. We have also assumed subordinated notes as part of acquisitions. The carrying value of subordinated notes, net of unamortized debt issuance costs, was $314,655 at September 30, 2023.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Noninterest-bearing demand	27.51%	33.27%	—%	—%
Interest-bearing demand	42.12	45.96	1.95	0.27
Savings	6.75	7.88	0.33	0.05
Brokered deposits	4.86	—	4.99	—
Time deposits	11.95	9.15	2.64	0.42
Short-term borrowings	3.90	0.66	4.24	0.98
Long-term Federal Home Loan Bank advances	—	—	—	1.88
Subordinated notes	2.15	2.30	5.61	4.39
Other borrowed funds	0.76	0.78	7.93	4.66
Total deposits and borrowed funds	100.00%	100.00%	1.75%	0.31%

The estimated amount of uninsured and uncollateralized deposits at September 30, 2023 was $4,204,524. Collateralized public funds over the FDIC insurance limits were $1,451,674 at September 30, 2023.
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
Cash and cash equivalents were $741,156 at September 30, 2023, as compared to $479,500 at September 30, 2022. Cash provided by investing activities for the nine months ended September 30, 2023 was $89,172, as compared to cash used in investing activities of $1,587,457 for the nine months ended September 30, 2022. Proceeds from the sale, maturity or call of securities within our investment portfolio were $697,076 for the nine months ended September 30, 2023, as compared to $372,484 for the same period in 2022. A portion of the securities portfolio was sold during the second quarter, resulting in proceeds of $488,981 which were used to pay off short-term FHLB borrowings. Other proceeds were primarily used to fund loan growth in 2023, while they were primarily reinvested into the investment portfolio in 2022. Purchases of investment securities were $9,646 during the first nine months of 2023, as compared to $800,260 for the same period in 2022.
Cash provided by financing activities for the nine months ended September 30, 2023 was $27,868, as compared to cash used in financing activities of $274,115 for the same period in 2022. Deposits increased $670,144 and decreased $473,600 for the nine months ended September 30, 2023 and 2022, respectively.
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
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2023, the maximum amount available for transfer from the Bank to the Company in the form of loans was $186,960. The Company maintains a $3,000 line of credit collateralized by cash with the Bank. There were no amounts outstanding under this line of credit at September 30, 2023.
These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the nine months ended September 30, 2023, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	September 30, 2023	December 31, 2022
Loan commitments	$3,138,292	$3,577,614
Standby letters of credit	114,173	98,357

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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, collars, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2023, the Company had notional amounts of $404,646 on interest rate contracts with corporate customers and $401,910 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
Additionally, the Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable rate residential mortgage loans and also enters into forward commitments to sell residential mortgage loans to secondary market investors.
The Company also enters into interest rate swap contracts and interest rate collars on its FHLB borrowings and its junior subordinated debentures that are accounted for as cash flow hedges. Under interest rate swap contracts, the Company pays a fixed rate of interest and receives a variable rate of interest, while the collar hedging strategy stabilizes interest rate fluctuation by setting both a floor and a cap. The Company entered into an interest rate collar on forecasted borrowings in June 2022 with a 2.25% floor and 4.57% cap, which is accounted for as a cash flow hedge. The Company entered into a second interest rate collar in October 2022 with a 2.75% floor and 4.75% cap. Additionally, the Company entered into an interest rate swap contract on its subordinated notes that is accounted for as a fair value hedge. Under this contract, the Company pays a variable rate of interest and receives a fixed rate of interest.

For more information about the Company’s derivatives, see Note 9, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $2,233,323 at September 30, 2023 compared to $2,136,016 at December 31, 2022. Book value per share was $39.78 and $38.18 at September 30, 2023 and December 31, 2022, respectively. The growth in shareholders’ equity was attributable to reductions in accumulated other comprehensive loss and current period earnings, offset by dividends declared.
In October 2022, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $100,000 of its outstanding common stock, which expired in October 2023 and was replaced with a new stock repurchase program, authorizing the Company to repurchase up to $100,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The new repurchase program will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. The Company did not repurchase any of its common stock under the stock repurchase plan in the first nine months of 2023.
The Company has junior subordinated debentures with a carrying value of $112,744 at September 30, 2023, of which $109,153 is included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the debentures we include in Tier 1 capital at September 30, 2023. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if we make any acquisition of a financial institution now that we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.
The Company has subordinated notes with a par value of $340,000 at September 30, 2023, of which $336,551 is included in the Company’s Tier 2 capital.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,449,367	10.46%	$900,405	6.50%	$969,667	7.00%
Tier 1 risk-based capital ratio	1,558,521	11.25	1,108,191	8.00	1,177,453	8.50
Total risk-based capital ratio	2,065,992	14.91	1,385,238	10.00	1,454,500	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,558,521	9.48	821,665	5.00	657,332	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,698,680	12.23%	$902,615	6.50%	$972,047	7.00%
Tier 1 risk-based capital ratio	1,698,680	12.23	1,110,911	8.00	1,180,343	8.50
Total risk-based capital ratio	1,869,600	13.46	1,388,639	10.00	1,458,071	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,698,680	10.33	821,813	5.00	657,450	4.00

December 31, 2022
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,372,747	10.21%	$874,093	6.50%	$941,331	7.00%
Tier 1 risk-based capital ratio	1,481,197	11.01	1,075,807	8.00	1,143,045	8.50
Total risk-based capital ratio	1,968,001	14.63	1,344,758	10.00	1,411,996	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,481,197	9.36	790,853	5.00	632,683	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,630,389	12.10%	$876,066	6.50%	$943,455	7.00%
Tier 1 risk-based capital ratio	1,630,389	12.10	1,078,235	8.00	1,145,624	8.50
Total risk-based capital ratio	1,781,312	13.22	1,347,794	10.00	1,415,183	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,630,389	10.30	791,299	5.00	633,040	4.00

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

During the three month period ended September 30, 2023, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number of Shares or Approximate Dollar Value of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)(3)
July 1, 2023 to July 31, 2023	1,115	$27.95	—	$100,000
August 1, 2023 to August 31, 2023	3,107	30.93	—	100,000
September 1, 2023 to September 30, 2023	—	—	—	100,000
Total	4,222	$30.15	—
(1)All shares in this column represent shares of Renasant Corporation stock withheld to satisfy the federal and state tax liabilities related to the vesting of time-based restricted stock awards.
(2)The Company announced a $100.0 million stock repurchase program in October 2022 under which the Company was authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. No shares were repurchased during the third quarter of 2023 under this plan, which expired in October 2023 and was replaced with a $100.0 million stock repurchase program approved in October 2023. This new plan will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased.
(3)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 5. OTHER INFORMATION

Trading Plans
During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(a) of Regulation S-K).

Item 6. EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (1)

(3)(ii)	Amended and Restated Bylaws of Renasant Corporation (2)

(3)(iii)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (3)

(3)(iv)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (4)

(3)(v)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (5)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (Unaudited).

(104)	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

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
(5)Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on October 27, 2023 and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	November 8, 2023	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2023	/s/ James C. Mabry IV
James C. Mabry IV
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)