Form 10-K
period 2023-12-31
RENASANT CORP
filed 2024-02-23
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the aggregate market value of the registrant’s common stock, $5.00 par value per share, held by non-affiliates of the registrant, computed by reference to the last sale price as reported on The NASDAQ Global Select Market for such date, was $1,429,562,972.
As of February 16, 2024, 56,216,702 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders of Renasant Corporation are incorporated by reference into Part III of this Form 10-K.

Renasant Corporation and Subsidiaries
Form 10-K
For the Year Ended December 31, 2023

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
•competitive pressures in the consumer finance, commercial finance, insurance, financial services, asset management, retail banking, factoring, mortgage lending and auto lending industries;
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
•changes in the sources and costs of the capital we used to make loans and otherwise fund our operations due to deposit outflows, changes in the mix of deposits and the cost and availability of borrowings;
•general economic, market or business conditions, including the impact of inflation;
•changes in demand for loan products and financial services;
•concentrations of deposit or credit exposure;
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
The information set forth in this Annual Report on Form 10-K is as of February 16, 2024 unless otherwise indicated herein.

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
Our vision is to be the financial services advisor and provider of choice in each community we serve. With this vision in mind, management has organized the branch banks into community banks using a franchise concept. The franchise approach empowers community bank presidents to execute their own business plans in order to achieve our vision. Specific performance measurement tools are available to assist these presidents in determining the success of their plan implementation. A few of the ratios used in measuring the success of their business plan include:

—	return on average assets	—	net interest margin and spread
—	the efficiency ratio	—	fee income shown as a percentage of loans and deposits
—	loan and deposit growth	—	the volume and cost of deposits
—	net charge-offs to average loans	—	the percentage of loans past due and nonaccruing
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
As of December 31, 2023, we had 181 banking, lending and mortgage offices located throughout our markets in the Southeast, while our subsidiary Republic Business Credit had four stand-alone offices in California, Illinois, Louisiana and Texas. Customers may also conduct many banking transactions, such as opening deposit accounts and applying for certain types of loans, through our Online and Mobile Banking Products.
Lending Activities.  Income generated by our lending activities, in the form of interest income, loan-related fees, and income from the sale and servicing of mortgage loans, comprises a substantial portion of our revenue, accounting for approximately 82.8%, 75.1% and 78.7% of our total gross revenues in 2023, 2022 and 2021, respectively. (Total gross revenues consist of interest income on a fully taxable equivalent basis and noninterest income.) Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio by both type and geography and conducting ongoing review and management of the loan portfolio. Loans are originated through either our commercial lending groups or personal bankers depending on the relationship and type of service or product desired. Our commercial lending group provides banking services to corporations or other business customers and originates loans for general corporate purposes, such as financing for commercial and industrial projects or income producing commercial real estate. Also included in our commercial lending group are experienced lenders within our specialty lines of business, which consist of our asset-based lending, Small Business Administration lending, healthcare, factoring, and equipment lease financing banking groups. Our personal banking group provides small consumer installment loans, residential real estate loans, lines of credit and construction financing and originates conventional first and second mortgages.
The following is a general description of each of the principal types of loans in our loan portfolio, the relative credit risk of each type of loan and the steps we take to reduce such risk. Our loans are primarily generated within the market areas where our offices are located.
— Commercial, Financial and Agricultural Loans. Commercial, financial and agricultural loans (referred to as “C&I loans”), which accounted for approximately 15.15% of our total loans at December 31, 2023, are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. The terms and loan structure are dependent on the collateral and strength of the borrower. Loan-to-value ratios typically range from 50% to 85%, depending on the type of collateral. Terms are typically short term in nature and are commensurate with the secondary source of repayment that serves as our collateral.
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
The Company’s factoring receivables are categorized as C&I loans. In assessing the risk associated with this type of loan, management considers the ability of the client’s account customer, rather than the client itself, to repay the Company.
— Real Estate – 1-4 Family Mortgage. We are active in the real estate – 1-4 family mortgage area (referred to as “residential real estate loans”), with approximately 27.85% of our total loans at December 31, 2023, being residential real estate loans. In addition, in 2023, we originated for sale on the secondary market approximately $2.1 billion in residential real estate loans through our Mortgage division. We offer both first and second mortgages on residential real estate. Loans secured by residential real estate in which the property is the principal residence of the borrower are referred to as “primary” 1-4 family mortgages. Loans secured by residential real estate in which the property is rented to tenants or is not otherwise the principal residence of the borrower are referred to as “rental/investment” 1-4 family mortgages. We also offer loans for the preparation of residential real property prior to construction (referred to as “residential land development loans”). In addition, we offer home equity loans or lines of credit and term loans secured by first and second mortgages on the residences of borrowers who elect to use the accumulated equity in their homes for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. Originations of residential real estate loans are generated through retail efforts in our branches or originations by or referrals from our Mortgage division or online by our retail mortgage originators. We attempt to minimize the risk associated with residential real estate loans by strictly scrutinizing the financial condition of the borrower; typically, we also limit the maximum loan-to-value ratio. With respect to second lien home equity loans or lines of credit, which inherently carry a higher risk of loss upon default, we limit our exposure by limiting these types of loans to borrowers with higher credit scores.
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
— Real Estate – Commercial Mortgage. Our real estate – commercial mortgage loans (“commercial real estate loans”) represented approximately 44.43% of our total loans at December 31, 2023. Included in this portfolio are loans in which the owner develops a property with the intention of locating its business there. These loans are referred to as “owner-occupied” commercial real estate loans. Payments on these loans are dependent on the successful development and management of the business as well as the borrower’s ability to generate sufficient operating revenue to repay the loan. The Bank mitigates the risk that our estimate of value will prove to be inaccurate by having sufficient sources of secondary repayment as well as guarantor support. In some instances, in addition to our mortgage on the underlying real estate of the business, our commercial real estate loans are secured by other non-real estate collateral, such as equipment or other assets used in the business.
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
— Real Estate – Construction. Our real estate – construction loans (“construction loans”) represented approximately 10.79% of our total loans at December 31, 2023. Our construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from six to 12 months for residential property and from 24 to 36 months for non-residential and multi-family properties. Similar to non-owner occupied commercial real estate loans, the source of repayment of a construction loan comes from the sale or lease of newly-constructed property, although often construction loans are repaid with the proceeds of a commercial real estate loan that we make to the owner or lessor of the newly-constructed property.
Construction lending entails significant additional risks compared to residential real estate or commercial real estate lending, including the risk that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. The risk is to evaluate accurately the total loan funds required to complete a project and to ensure proper loan-to-value ratios during the construction phase. We address the risks associated with construction lending in a number of ways. As a threshold matter, we generally limit loan-to-value and loan-to-cost ratios to regulatory guidance of 85% of when-completed appraised values for owner-occupied and investor-owned residential or commercial properties, with the exception of those loans with clearly definable risk mitigants. We monitor draw requests either internally or with the assistance of a third party, creating an additional safeguard that ensures advances are in line with project budgets.
— Installment Loans to Individuals. Installment loans to individuals (or “consumer loans”), which represented approximately 0.84% of our total loans at December 31, 2023, are granted to individuals for the purchase of personal goods. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before making a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the collateral securing the loan and hold title until the loan is repaid in full.
— Equipment Financing and Leasing. Equipment financing loans (or “lease financing loans”), which represented approximately 0.94% of our total loans at December 31, 2023, are granted to provide capital to businesses for commercial equipment needs. These loans are generally granted for periods ranging between two and five years at fixed rates of interest. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. We obtain a lien against the collateral securing the loan and hold title (if applicable) until the loan is repaid in full. Transportation, manufacturing, healthcare, material handling, printing and construction are the industries that typically obtain lease financing. In addition, we offer a product tailored to qualified not-for-profit customers that provides real estate financing at tax-exempt rates.
Addressing Aggregate Lending Risks. In addition to the steps described above to mitigate the risks posed by any individual loan relationship, management has implemented a structure that proactively monitors the risk to the Company presented by the Bank’s loan portfolio as a whole. First, we purposefully manage the loan portfolio to avoid excessive concentrations in any particular loan category, industry or geographic region. Our goal is to structure the loan portfolio so that it is well balanced among C&I loans, owner-occupied commercial real estate loans, non-owner occupied commercial real estate loans, residential real estate loans and consumer loans and other lending categories while taking into account current market risks and lending opportunities. Construction and land development loans are allocated between the commercial real estate and residential real estate categories based on the property securing the loan. With respect to construction and land development loans in particular, management monitors whether the allocation of these loans across geography and asset type heightens the general risk associated with these types of loans. We also monitor concentrations in our construction and land development loans based on regulatory guidelines promulgated by banking regulators, which involves evaluating the aggregate value of these loans as a percentage of our risk-based capital (this is referred to as the “100/300 Test” and is discussed in more detail under the “Supervision and Regulation” heading below) as well as monitoring loans considered to be high volatility commercial real estate. A further discussion of the risk reduction policies and procedures applicable to our lending activities can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management – Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments.”
Investment Activities. We acquire investment securities to provide a source for meeting our liquidity needs, to generate investment returns and to supply securities to be used in collateralizing certain deposits and other types of borrowings. We primarily acquire mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities such as FNMA, FHLMC and GNMA (colloquially known as “Fannie Mae,” “Freddie Mac” and “Ginnie Mae,” respectively) as well as municipal securities. Generally, cash flows from maturities and calls of our investment securities that are not used to fund loan growth or repay debt are reinvested in investment securities. We also hold investments in corporate debt and pooled trust preferred securities. At December 31, 2023, the Company’s investment securities included both available for sale and held to maturity classifications.
Investment income generated by our investment activities, both taxable and tax-exempt, accounted for approximately 1.1%, 7.9% and 5.1% of our total gross revenues in 2023, 2022 and 2021, respectively.

Deposit Services. We offer a broad range of deposit services and products to our consumer and commercial clients. Through our community branch networks, we offer consumer checking accounts with free online and mobile banking, which includes bill pay and transfer features, remote deposit capture, peer-to-peer payment, interest bearing checking, money market accounts, savings accounts, certificates of deposit, individual retirement accounts and health savings accounts.
For our commercial clients, we offer competitive checking and savings services and a suite of treasury management products, including remote deposit capture, account reconciliation, electronic statements, fraud protection via positive pay, ACH origination and wire transfer, lockbox services, overnight investment sweep options, enhanced business Internet banking and mobile banking.
Fees generated through the deposit services we offer accounted for approximately 5.7%, 7.6% and 7.2% of our total gross revenues in 2023, 2022 and 2021, respectively. Excluding brokered deposits, the deposits held by the Bank have been primarily generated within the market areas where our branches are located.
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
For 2023, the Wealth Management segment generated total revenue of $25.3 million, or 2.8% of the Company’s total gross revenues. Wealth Management operations are headquartered in Tupelo, Mississippi, and Birmingham, Alabama, but our products and services are available to customers in all of our markets through our community banks.
Operations of Insurance
Renasant Insurance is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. For 2023, Renasant Insurance generated total revenue of $14.2 million, or 1.5% of the Company’s total gross revenues, and operated eight offices throughout north and north central Mississippi.
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
Insurance
We encounter strong competition in the markets in which we conduct insurance operations. Through our insurance subsidiary, we compete with independent insurance agencies and agencies affiliated with other banks and/or insurance carriers. All of these agencies compete in the delivery of personal and commercial product lines. There is no dominant insurance agency in our markets.
Supervision and Regulation
General
The U.S. banking industry is highly regulated under federal and state law. We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a result, we are subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a commercial bank chartered under the laws of the State of Mississippi; it is not a member of the Federal Reserve System. As a Mississippi non-member bank, the Bank is subject to supervision, regulation and examination by the Mississippi Department of Banking and Consumer Finance (the “DBCF”), as the chartering entity of the Bank, and by the FDIC, as the insurer of the Bank’s deposits. As an institution with more than $10 billion in assets, we are subject to examination by the Consumer Financial Protection Bureau (the “CFPB”) for compliance with federal consumer protection laws. Finally, as a publicly-traded company, the Company must comply with federal securities laws administered by the SEC as well as the listing rules of the New York Stock Exchange (the “NYSE”). As a result of this extensive system of supervision and regulation, the growth and earnings performance of the Company and the Bank are affected not only by management decisions and general and local economic conditions, but also by the statutes, rules, regulations and policies administered by the Federal Reserve, the FDIC, the DBCF, the CFPB, the SEC and other federal and state regulatory authorities with jurisdiction over our operations.
The bank regulatory scheme has two primary goals: to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This scheme, including the laws and regulations administered by the CFPB, also seeks to ensure broad, non-discriminatory access to financial services on fair and reasonable terms. This comprehensive system of supervision and regulation is intended primarily for the protection of the FDIC’s deposit insurance fund, bank depositors, consumers and the public in general, rather than our shareholders or creditors. To this end, federal and state banking laws and regulations govern, among other things, the types of activities in which we and the Bank may engage, the terms and conditions of our products and services and the manner in which we offer our products and services, permissible investments, the level of reserves that the Bank must maintain against deposits, minimum equity capital levels, the nature and amount of collateral required for loans, maximum interest rates that can be charged, the manner and amount of the dividends that may be paid, and corporate activities regarding mergers, acquisitions and the establishment of branch offices. The federal securities laws are designed to protect investors, maintain the integrity and efficiency of the securities trading markets and facilitate capital formation. These goals are accomplished through rules that restrict the type of activities we can engage in with respect to our publicly-traded securities and through a disclosure regime requiring us to disclose a significant amount of information on an annual, quarterly and current basis.
The description below summarizes certain elements of the regulatory framework applicable to us and the Bank. This summary is not, however, intended to describe all laws, regulations and policies applicable to us and the Bank, and the description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretative letters and other written guidance that are described below. Further, the following discussion addresses the regulatory framework as in effect as of the date of this Annual Report on Form 10-K. Legislation and regulatory action to implement new laws and regulations and to revise existing federal and Mississippi banking, consumer protection, securities and other applicable laws and regulations, sometimes in a substantial manner, are continually under consideration by the U.S. Congress, state legislatures and federal and state regulatory agencies. Accordingly, the following discussion must be read in light of the enactment of any new federal or state banking laws or regulations or any amendment or repeal of existing laws or regulations, or any change in the policies of the regulatory agencies with jurisdiction over the Company’s operations, after the date of this Annual Report on Form 10-K.
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
Pursuant to the amendment to the BHC Act effected by the Financial Services Modernization Act of 1999 (commonly referred to as the Gramm-Leach Bliley Act, or the “GLBA”), a bank holding company whose subsidiary deposit institutions are “well capitalized” and “well managed” may elect to become a “financial holding company” and thereby engage without prior Federal Reserve approval in certain banking and non-banking activities that are deemed to be financial in nature or incidental to financial activity. These “financial in nature” activities include securities underwriting, dealing and market making; organizing, sponsoring and managing mutual funds; insurance underwriting and agency activities; merchant banking activities; and other activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. We have not elected to become a financial holding company.
A dominant theme of the GLBA is functional regulation of financial services, with the primary regulator of the Company or its subsidiaries being the agency that traditionally regulates the activity in which the Company or its subsidiaries wish to engage. For example, the SEC regulates bank holding company securities transactions, and the various banking regulators oversee our banking activities.
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
Acquisitions by Bank Holding Companies. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve (subject to waiver under certain circumstances) before it acquires all or substantially all of the assets of any bank, merges or consolidates with another bank holding company or acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served and the record of the bank holding company and its subsidiary bank(s) in combating money laundering activities. Finally, in order to acquire a bank located outside its home state, a bank holding company and its subsidiary institutions must be “well capitalized” and “well managed.” In addition, as detailed under the heading “Scope of Permissible Activities” above, we cannot acquire direct or indirect control of more than 5% of the voting shares of a company engaged in non-banking activities.
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
Status as a Public Company. As a publicly-traded company, Renasant Corporation is also subject to laws, rules and regulations, as well as the standards of self-regulatory organizations, relating to corporate governance, financial reporting and public disclosure, and auditor independence, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), SEC rules and regulations and NYSE listing rules. We incur significant expense in, and devote substantial management time and attention to, complying with these laws, regulations and standards, which are subject to varying interpretations, amendment or outright repeal. We are committed to maintaining high standards of corporate governance, financial reporting and public disclosure, and management continually monitors changes in laws, rules and regulations, as well as best practices, in this area to ensure that we fulfill this commitment.
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
To fund the DIF, FDIC-insured banks are required to pay deposit insurance assessments to the FDIC on a quarterly basis. An institution’s assessment is based on its average consolidated total assets less its average tangible equity during the assessment period. For banks like Renasant Bank, with assets in excess of $10 billion, the assessment rate is based on both our risk classification and certain forward-looking measures. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators. The higher an institution’s risk classification, the higher its assessment rate (on the assumption that such institutions pose a greater risk of loss to the DIF). In addition, the FDIC can impose special assessments in certain instances. Also, we are subject to a surcharge designed to increase the DIF to specified levels.

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
Interstate Banking and Branching. Under federal and Mississippi law, the Bank may establish additional branch offices within Mississippi, subject to the approval of the DBCF, and the Bank can also establish additional branch offices outside Mississippi, subject to prior regulatory approval, so long as the laws of the state where the branch will be located would permit a state bank chartered in that state to establish a branch. Finally, the Bank may also establish offices in other states by merging with banks or by purchasing branches and related assets of banks in other states, subject to certain restrictions.
Dividends. The restrictions and guidelines with respect to the Company’s payment of dividends are described above. As a practical matter, for so long as our operations chiefly consist of the operation of the Bank, the Bank will remain our source of dividend payments. Accordingly, our ability to pay dividends depends upon the Bank’s earnings and financial condition.
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
For example, residential mortgages are risk-weighted between 35% and 200%, depending on the mortgage’s loan-to-value ratio and whether the mortgage falls into one of two categories based on eight criteria that include the term, use of negative amortization and balloon payments, certain rate increases and documented and verified borrower income, while a 150% risk weight applies to both certain high volatility commercial real estate acquisition, development and construction loans as well as non-residential mortgage loans 90 days past due or on nonaccrual status. Also, “hybrid” capital items like trust preferred securities no longer enjoy Tier 1 capital treatment, subject to various grandfathering rules. We and the Bank meet all minimum capital requirements as currently in effect, and our grandfathered trust preferred securities qualify for Tier 1 capital treatment.
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
Interchange Fees. Under Section 1075 of the Dodd-Frank Act (often referred to as the “Durbin Amendment”), the Federal Reserve established standards for assessing whether the interchange fees, or “swipe” fees, that banks charge for processing electronic payment transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Under the Federal Reserve’s current rules, the maximum permissible interchange fee is no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. A debit card issuer may also recover one cent per transaction for fraud prevention purposes if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
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
100/300 Test. In response to rapid growth in commercial real estate (“CRE”) loan concentrations and observed weaknesses in risk management practices at some financial institutions, the FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency published Joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (which we refer to as the “CRE guidance”). The CRE guidance is intended to promote sound risk management practices and appropriate levels of capital to enable institutions to engage in CRE lending in a safe and sound manner. Federal banking regulators use certain criteria to identify financial institutions that are potentially exposed to significant CRE concentration risk. Among other things, an institution will be deemed to potentially have significant CRE concentration risk exposure if, based on its call report, either (1) total loans classified as acquisition, development and construction (“ADC”) loans represent 100% or more of the institution’s total capital or (2) total CRE loans, which consists of ADC and non-owner occupied CRE loans as defined in the CRE guidance, represent 300% or more the institution’s total capital, where the balance of the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months. The foregoing criteria are commonly referred to as the 100/300 Test. As of December 31, 2023, our ADC loans represented 83% of our total bank level capital, and our total CRE loans represented 281% of our Bank level capital.
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
Consumer Protection. We are subject to a broad array of federal and state laws designed to ensure that we offer our products and services in a non-discriminatory manner and to protect consumers in connection with our lending and deposit-taking activities. These statutes include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, and, in some cases, their respective state law counterparts. The CFPB has broad regulatory, supervisory and enforcement authority over our offering and provision of consumer financial products and services under these laws. Among other things, the CFPB is responsible for enforcing the Dodd-Frank Act’s prohibition on unfair, deceptive, or abusive acts or practices in connection with any transaction with a consumer for a consumer financial products or services, or the offering of a consumer financial product or service.
Relating to mortgage lending in particular, the CFPB issued regulations governing the ability to repay, qualified mortgages, mortgage servicing, appraisals and compensation of mortgage lenders. These regulations limit the type of mortgage products that the Bank can offer; they also affect our ability to enforce delinquent mortgage loans. The CFPB has also issued rules integrating the required disclosures under the Truth in Lending Act, the Truth in Savings Act and the Real Estate Settlement Procedures Act.
We have established numerous controls and procedures designed to ensure that we fully comply with all other consumer protection laws, both federal and state, as they are currently interpreted (which interpretations are subject to change by the CFPB). These controls and procedures are tested regularly to ensure they are accurate and are working properly. In addition, our employees undergo at least annual training to ensure that they remain aware of consumer protection laws and the activities mandated, or prohibited, thereunder.
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
Financial Privacy Requirements. Federal law and regulations limit a financial institution’s ability to share a customer’s financial information with unaffiliated third parties and contain extensive protections for a customer’s private information. Specifically, these provisions require all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy at the beginning of the relationship and annually thereafter. Further, such customers must be given the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. The sharing of information for marketing purposes is also subject to limitations. In addition to law and regulation at the federal level, a number of states - some of which we have loan or deposit customers in - have enacted broad statutes governing the use of an individual’s personal information. These statutes typically encompass a broader scope of personal information than the financial information covered by federal privacy laws and regulations, and the statutes generally place more stringent restrictions on the ability of a third party to disclose, share or otherwise use an individual’s personal information than exist under federal law and regulations. Many of these states’ privacy laws and regulations impose severe penalties for violations.

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
Anti-Money Laundering. Federal anti-money laundering rules impose various requirements on financial institutions intended to prevent the use of the U.S. financial system to fund terrorist activities or other criminal activity. These provisions include a requirement that financial institutions operating in the United States have anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations. The Bank has established policies and procedures to ensure compliance with federal anti-money laundering laws and regulations.
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
Human Capital Resources
The Company’s employees are the key to its success and represent our greatest asset. The Company’s strategic approach to human capital includes (1) attracting, developing and retaining a diverse and talented workforce, (2) providing opportunities for learning, development and advancement within the Company, (3) offering a competitive suite of compensation and benefits, (4) investing in the financial health of our employees, and (5) obtaining employee feedback. As of December 31, 2023, we employed more than 2,300 people throughout all of our segments on a full-time equivalent basis primarily within the Bank (inclusive of employees in our Community Banks and Wealth Management segments, such as employees of Bank subsidiaries Park Place Capital and Republic Business Credit). Renasant Insurance employed 63 individuals. At December 31, 2023, 14 employees of the Bank served as officers of the Company in addition to their positions with the Bank.
To measure our employees’ overall satisfaction with their job and their experience working for the Company, we surveyed employees at the end of 2023. The participation rate was over 90%, and the survey results generally affirmed that our employees were satisfied with overall working conditions at the Company.
The Company’s Social Responsibility Diversity and Inclusion Committee (referred to as the “SRDI Committee”), consisting of four permanent members and four rotating members, and one ex-officio member, continued its momentum in 2023. The SRDI Committee implemented and communicated key initiatives of the Company’s long-range equality, diversity and inclusion (“EDI”) strategic plan, which plan has five key areas of focus: (1) education and communication, (2) diversity in the workforce, (3) inclusion in the workplace, (4) vendor/supplier diversity and (5) a commitment to ongoing evaluation of each of the previous components. The Company has launched an EDI education series and developed an internal resource page to reinforce education and to provide a platform for employees to learn about one another. The Company is committed to advancing its EDI strategic plan through ongoing internal and external initiatives.
Through its Organizational Development department led by our Chief Experience Officer, the Company provides opportunities for employees to engage in personalized learning and development experiences, including new employee orientation, role-based training programs, technical and enterprise-wide systems trainings, mentoring programs, and leadership development. The intent underlying these programs is to build individual capabilities while supporting the career aspirations of our employees and meeting business objectives. These experiences are delivered through various learning channels including classroom, virtual, on-the-job, and online training. The Company also supports its employees through external continuing education relevant to the operations of the Company and encourages participation in professional organizations. In alignment with the Company’s vision, mission, values, and behaviors and in an effort to retain high performing employees, the Company conducts employee feedback surveys regularly and seeks to engage, reward, and recognize employees through strategic programming and initiatives.
In addition to professional development, the Company provides bank-paid and voluntary benefits to eligible employees. Several of the benefits include wellness benefits to encourage healthier lifestyles and promote self-care. In addition to health, dental and vision benefits, the Company provides paid parental leave for the birth, adoption or placement of a child through foster care. We also pay employees for community service work (subject to a cap on the number of paid hours). We also have an employee assistance program, which is a Bank-paid benefit available to all employees and immediate family members for mental health, behavioral, stress management, and other personal care needs.
Available Information
We file and furnish annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public at the SEC’s website at www.sec.gov. Our Internet address is www.renasant.com, and the Bank’s Internet address is www.renasantbank.com. We make available on the Company’s website, at the “SEC Filings” link, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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
As of December 31, 2023, approximately 70.37% of our loan portfolio consisted of C&I, construction and commercial real estate loans. These types of loans are generally viewed as having more risk to our financial condition than other types of loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of C&I, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
Our C&I, construction and commercial real estate loan portfolios are discussed in more detail under the heading “Operations – Operations of Community Banks” in Item 1, Business, in this report.
Our allowance for credit losses may be insufficient, and we may be required to further increase our provision for credit losses.
Although we try to maintain diversification within our loan portfolio to minimize the effect of economic conditions within a particular industry, management also maintains an allowance for credit losses, which is a reserve established through a provision for credit losses on loans charged to expense, to absorb credit losses inherent in the entire loan portfolio. The credit loss estimation process involves procedures to appropriately consider the unique characteristics of the Company’s loan portfolio segments. Credit quality is assessed and monitored by evaluating various attributes, and the results of those evaluations are utilized in underwriting new loans and in the Company’s process for the estimation of expected credit losses. Credit quality monitoring procedures and indicators can include an assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories and other factors, including the Company’s risk rating system, regulatory guidance and economic conditions, such as the unemployment rate and GDP growth, as well as trends in the market values of underlying collateral securing loans, all as determined based on input from management, loan review staff and other sources. This evaluation is complex and inherently subjective, as it requires estimates by management that are inherently uncertain and therefore susceptible to significant revision as more information becomes available. In addition, our credit quality monitoring procedures may fail to detect credit risk issues within the loan portfolio if important factors contributing to credit risk are not identified by management or given sufficient weight. There may be significant changes in the allowance and provision for credit losses in future periods as the estimates used by management, and assumptions underlying such estimates, are supplemented and adjusted in light of then-prevailing factors and forecasts.
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

We are subject to interest rate risk.
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Over the course of 2022 and into 2023, the Federal Reserve significantly raised interest rates to combat inflationary conditions, and interest rates remain at these elevated levels. Further changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and generate deposits or access other sources of liquidity, which could reduce the amount of fee income generated, and (2) the fair value of our financial assets and liabilities. Any substantial unexpected or prolonged change in interest rates could have a material adverse effect on our businesses, financial conditions and results of operations.
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
Although management believes it has implemented effective asset and liability management strategies to reduce market risk on the results of our operations, these strategies are based on assumptions that may be incorrect or not comprehensive. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.
Volatility in interest rates may also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U.S. Government and Agency securities and other investment vehicles, including mutual funds, which generally pay higher rates of return than financial institutions because of the absence of federal deposit insurance premiums and reserve requirements. The interest rate increases in 2022 and 2023 were followed by significant outflows of funds from financial institutions (including the Company) into mutual funds and other investment vehicles, increasing the competition for, and cost of, deposits. Disintermediation could also result in material adverse effects on our financial condition and results of operations.
A discussion of our policies and procedures used to identify, assess and manage certain interest rate risk is set forth under the heading “Risk Management – Interest Rate Risk” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.
Inflation can have an impact on our business and our customers.
Inflation risk is the risk that the value of assets or income from investments will be less in the future as inflation decreases the value of money. As noted above, over the course of 2022 and 2023 the Federal Reserve raised interest rates in an effort to fight inflationary conditions. If inflation persists, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. Additionally, inflation increases the cost of goods and services we use in our daily operations which increases our noninterest expense. Furthermore, our customers are impacted by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on the deposits they maintain with us or their ability to repay their loans from us.
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
Additionally, deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. For example, following the March 2023 bank failures, many depositors became concerned about the soundness of other financial institutions and moved deposits to larger financial institutions or to other investment vehicles. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations or to support growth. These secondary sources, which generally have a higher cost than deposits, include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks.
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
Our business, financial condition and results of operations could be materially affected by adverse developments impacting the financial services industry, such as recent bank failures or concerns involving liquidity and the increased competition for and cost of deposits.
The bank failures in March 2023 resulted in general uncertainty regarding the adequacy of liquidity of the banking sector generally and caused significant volatility in the stock prices of publicly-traded bank holding companies. These developments appear to have negatively impacted some customers’ confidence in banks, prompting some customers to maintain their deposits with larger financial institutions. Additional bank failures or sales of distressed banks in anticipation of failure could prolong these concerns despite the extensive measures taken by federal banking regulators to restore confidence in the banking system. In addition, competition for deposits has increased in recent periods, and the cost of funding, both for deposits and other sources of liquidity, has increased. If the concerns surrounding the banking sector persist, our businesses, financial condition and results of operations could be materially adversely impacted.
We may be adversely affected by the soundness of other financial institutions and other third parties.
In addition to the general negative impact on us that could result from the failure of other financial institutions, the failure or financial distress of a financial institution with which we have a relationship could have a material adverse impact on us. Entities within the financial services industry are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties and from time to time execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.
We are subject to extensive government regulation, and such regulation could limit or restrict our activities and adversely affect our earnings.

As a publicly-traded bank holding company and a state nonmember bank with assets in excess of $10 billion, we and the Bank, respectively, are subject to extensive federal and state regulation and supervision, and we are committed to maintaining high standards of legal and regulatory compliance. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, while consumer protection statutes are primarily focused on the fair treatment and protection of the users of our lending and deposit services. The federal securities laws and regulations that we are subject to are designed to protect the investing public and the integrity and efficiency of the securities markets. These regulations affect our corporate governance, dividend policy, capital structure, lending and deposit practices, investment practices, public disclosures and, ultimately, our financial performance and growth.
New regulations, as well as significant changes to existing regulations, relating to every facet of our operations, have been proposed or may be proposed in the future. New laws and regulations, and changes to (or repeal of) existing laws, regulations or policies, as well as changes in interpretation, implementation or enforcement of the foregoing, could affect us and/or the Bank in substantial and unpredictable ways. Among other impacts, new or revised laws and regulations could limit the types of financial services and products we may offer or fees we may charge, require extensive new disclosures in our public filings, increase the ability of non-banks to offer competing financial services and products and/or otherwise result in continuing uncertainty regarding legal and regulatory compliance matters. Any of the foregoing may, in turn, necessitate that we hire additional employees, acquire or develop new software, implement new processes and procedures and otherwise incur substantial additional costs as part of our efforts to comply with our legal and regulatory obligations. In addition, these efforts may divert management time and attention from initiatives designed to grow the Company and the Bank and enhance our earnings and profitability.
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
We are also subject to various privacy, data protection and information security laws. Under the GLBA, we are subject to limitations on our ability to share our customers’ nonpublic personal information with unaffiliated parties, and we are required to provide certain disclosures to our customers about our data collection and security practices. Customers have the right to opt out of our disclosure of their personal financial information to unaffiliated parties. We are also subject to state laws regulating the privacy of individual’s private information, many of which are more restrictive, and have more severe sanctions for noncompliance, than the GLBA. Finally, the GLBA requires us to develop, implement and maintain a written comprehensive information security program containing appropriate safeguards for our customers’ nonpublic personal information. Our failure to comply with privacy, data protection and information security laws and regulations could result in regulatory or governmental investigations and/or fines, sanctions and other expenses which could have a material adverse effect on our financial condition and results of operations.
In addition to the costs we incur in complying with our various legal and regulatory obligations, we may be found to have failed to fully comply with applicable laws, regulations or policies. Any such failure could result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on our business, financial condition and results of operations. Although we have not yet been subject to any sanctions or penalties that have had a material impact on our business, financial condition or results of operations, such material violations could occur, even though we have policies and procedures designed to prevent such violations. The information under the heading “Supervision and Regulation” in Item 1, Business, and Note 20, “Regulatory Matters,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report provides more information regarding the regulatory environment in which we and the Bank operate.
Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
The FDIC is required under the Dodd-Frank Act to maintain the Deposit Insurance Fund at a minimum reserve ratio of 1.35%. The FDIC’s announced long-term goal is to maintain the reserve ratio at 2.00%. In October 2022, the FDIC raised the assessment rate by two basis points, effective in the first quarter of 2023, which increase is intended to remain in effect until the 2.00% goal is reached. The FDIC reaffirmed this goal in November 2023. The FDIC may also charge special assessments, such as the special assessment the FDIC charged certain financial institutions, including the Bank, in December 2023 based on their size and amount of uninsured deposits. Increases in deposit insurance assessment rates as well as any special assessments that the FDIC may charge us in the future may adversely affect our financial condition and results of operations.
The Company’s financial condition and results of operations contain estimates and assumptions made by management that could be inaccurate.
Accounting estimates and processes are fundamental to how we record and report our financial condition and results of operations. Accounting principles generally accepted in the United States (“GAAP”) require our management to make estimates about future events that are inherently uncertain. We use models and other forecasting processes to make these estimates. In doing so, management must choose between many alternatives, all of which may be reasonable under prevailing circumstances. As a result, these models and other forecasting processes may reflect assumptions that ultimately prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may include flaws in their design or their implementation, including flaws caused by failures in controls, data management, human error or from the reliance on technology. Because of the uncertainty and subjectivity surrounding management’s judgments and the estimates pertaining to these matters, the Company cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations. See “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
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
Prior to January 1, 2022, LIBOR was the reference rate used for many of our transactions, including a substantial portion of our variable rate loans as well as our borrowings and securities; in addition, the derivatives that we used to manage risk related to the foregoing transactions were tied to LIBOR. All LIBOR tenors were discontinued by June 30, 2023. As an alternate benchmark to LIBOR, the Company adopted the Secured Overnight Finance Rate (“SOFR”), published by the Federal Reserve Bank of New York, as the primary reference rate for its lending transactions with other reference rates used on a case-by-case basis.
There can be no assurances, however, that regardless of the Company's decision, SOFR will be widely adopted as the replacement reference rate for LIBOR. Accordingly, the Company may need to select a different reference rate, or multiple rates in order to maintain its competitive position. In addition, we could be involved in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based notes, securities and other instruments. Although the transition from LIBOR has not adversely affected our business, financial condition and results of operations to date, such adverse effects could arise in the future.
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
At December 31, 2023, approximately 83.07% of our loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower. Any adverse change in real estate values in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for credit losses to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.
We have a concentration of credit exposure in commercial real estate.
In addition to the general risks associated with our lending activities described above, including the effects of declines in real estate values, CRE loans are subject to additional risks. These loans depend on cash flows from the property to service the debt. Cash flows, either in the form of rental income or the proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. A general downturn in the local economy where the property is located, or a decline in occupancy rates in particular, could increase the likelihood of default. An increase in defaults in our CRE loan portfolio could have a material adverse effect on our financial condition and results of operations. At December 31, 2023, we had approximately $6.8 billion in commercial real estate loans, representing approximately 55.22% of our loans outstanding on that date, as follows:

(thousands)	December 31, 2023
Commercial Real Estate
Owner-occupied	$1,648,961
Non-owner occupied	3,733,174
Construction	1,333,397
Land Development:
Commercial mortgage	104,415
Total Commercial real estate loans	$6,819,947
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
We rely extensively on a number of vendors.
We rely on numerous vendors and other third party service providers (which we refer to collectively as “vendors”) to assist us in providing our lending, deposit and other financial services as well as the back-office functions that support our day-to-day operations. We are therefore subject to the risks associated with a vendor’s failure to provide the agreed-upon products or services, or its delivery of products or services at a level or in a manner that does not meet expectations. Deficient performance may result from the vendor’s failure to meet its service standards under the contract (due to, among other reasons, insufficient support for its existing products and services or a change in its strategic focus) or simply because the vendor’s products or services do not include the functionality, convenience or adaptability necessary to compete effectively or efficiently with other providers of the financial services we offer. Although we rigorously evaluate vendors before entering into contracts, we do not control a vendor’s performance of its contractual obligations or its actions with respect thereto. A vendor’s failure to meet its contractual obligations or otherwise perform as expected could be disruptive to our operations, which could have a material adverse impact on our business, financial condition and results of operations. Further, replacing service providers often entails significant delay and expense.
Additionally, some external vendors require access to the Company’s information systems to provide their services. We have identified these vendors as a source of information security risk, and, accordingly, our information security team monitors such vendors in accordance with Company policies. While the Company has implemented an active program to oversee the information security risk posed by vendors, there can be no assurance that the Company will not experience material security breaches associated with vendors (or service providers to our vendors). The Company’s policies related to the monitoring of vendors and other third parties are discussed in detail below in Item IC, Cybersecurity, under the heading “Risk Management and Strategy - Diligence of Vendors and Other Third Parties.”
A failure or breach of our communications and information security systems, or those of our vendors and customers, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation and create significant financial and legal exposure for us.
The Company, our vendors (inclusive of vendors to our vendors) and our customers rely heavily on communications and information security systems to securely and reliably process, record, transmit and monitor confidential and other information through our and their computer systems and networks. Our operational systems, including, among other things, deposit and loan servicing, online and mobile banking, wealth management, accounting and data processing, could be materially adversely impacted by a failure, interruption or breach in the security or integrity of any of these systems, including systems under the control of vendors. As a financial institution, the Company is subject to ongoing threats to its systems, software, networks and other technology that originate from various sources, including our employees, cyber-criminals, hacktivists, groups linked to terrorist organizations or hostile countries, and third parties aiming to disrupt financial institutions more generally. Information security threats include computer hacking involving the introduction of computer viruses or malicious code known as “malware” into the Company’s systems, cyber-attacks, identity theft, electronic fraudulent activity and attempted theft of financial assets. These threats, which are designed to obtain unauthorized access to confidential information belonging to the Company or its customers, manipulate or destroy data or systems, disrupt service on the Company’s systems, or steal money through the use of “ransomware,” are increasingly sophisticated and constantly evolving. In addition, our systems are threatened by unpredictable events such as terrorist attacks, power outages or tornadoes or other natural disasters. The Company may not be able to effectively implement, develop and manage critical systems and information technology infrastructure to facilitate strategic business initiatives, which could impair our ability to achieve financial, operational, compliance and strategic objectives and negatively affect our business, financial condition or results of operations.
We have invested a significant amount of time and expense in security infrastructure investments and the development of policies and procedures governing our operations as well as in employee training and the monitoring of our vendors, in our efforts to preserve the security, integrity and continuity of our operations from the aforementioned threats. As described in the next paragraph, however, we have experienced security breaches and cyber-attacks, none of which have materially impacted the Company. Importantly, though, due to the difficulty in anticipating, detecting and recognizing threats to the Company’s systems, coupled with the fact that we do not have control over the information security systems of customers, vendors and third parties, we can provide no assurances that our systems, or our vendor’s or customer’s systems, will not experience in the future any material failures, interruptions or security breaches of our communications and information securities systems or that, if any such failures, interruptions or breaches occur, they will be addressed in a timely and adequate manner. A successful penetration or circumvention of our security systems or other significant disruption of our information systems or those of customers, vendors or other third parties, including as a result of cyber-attacks, could (i) significantly and adversely impact our operations or those of our customers by disrupting our networks and systems; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information and the use of such information to process fraudulent transactions; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting the Company to additional regulatory scrutiny and exposure to civil litigation, criminal penalties, governmental fines or sanctions or financial liability; (iv) require significant management attention and resources to respond, remediate or remedy the damages that result; and/or (v) harm the reputation of or cause a loss of confidence in, the Company, in turn resulting in a decrease in the number of customers that choose to do business with the Company. Further, the extent of a particular failure, interruption or security breach of our communications and information securities systems, and the steps that the Company may need to take to investigate and remedy the matter, may not be immediately clear, and it may take a significant amount of time before such an investigation or determination, judicial or otherwise, can be completed. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or profitability. This in turn could result in financial losses to us or our customers, lasting damage to our reputation, the violation of privacy or other laws and significant litigation risk, all of which could have a material adverse effect on our financial condition and results of operations.

The Company has experienced security breaches and cyber-attacks in the past. In May 2022, the Company learned of a data breach experienced by a vendor that provides property insurance validation services for the Company. This data breach, as it related to the Company, involved a third party obtaining names, addresses and loan numbers of certain customers via unauthorized access to our service provider’s servers (the data breach did not involve Renasant Bank customer Social Security numbers or information related to any accounts maintained at Renasant Bank). Beginning in May 2023, the Company began receiving notices from a number of its vendors regarding the data breach related to the MOVEit Transfer software suffered by the vendor or a vendor to such vendor (the Company itself did not use the software). The data breach experienced by these vendors involved the names, account numbers, Social Security numbers and other nonpublic personal information of a relatively small number of our customers. For each incident, the Company caused notices of the data breach to be delivered to impacted clients, and we notified federal and state regulatory authorities about the incident. The relevant vendors also offered complementary credit monitoring services to consumer customers. The Company has also heightened its monitoring of the vendors’ efforts to strengthen their information security infrastructure and prevent any further unauthorized access to its systems. Nonetheless, it is inevitable that additional breaches and attacks will occur in the future. While such breaches and attacks have not materially impacted the Company to date, future security breaches and cyber-attacks could result in serious and harmful consequences for the Company or its clients and customers.
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
We have grown our business through the acquisition of entire financial institutions and non-bank commercial finance companies and through de novo branching. We intend to continue pursuing this growth strategy for the foreseeable future. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:
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
Failure to successfully address these issues could have a material adverse effect on our financial condition and results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.
We may fail to realize the anticipated benefits of our acquisitions.
The success of our acquisitions depends on, among other things, our ability to realize anticipated cost savings and integrate the acquired assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, we make fair value estimates of certain assets and liabilities in recording each acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the particular acquisition.
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
Our future growth and profitability depend, in part, on our ability to successfully manage the combined operations. Integration of an acquired business can be complex and costly, and we may encounter a number of difficulties, such as:

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
Although our common stock is listed for trading on the New York Stock Exchange, the average daily trading volume in our common stock is generally less than that of many of our competitors and other bank holding companies that are publicly-traded companies. For the 60 days ended February 16, 2024, the average daily trading volume for Renasant common stock was 242,165 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.
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
Our shareholders authorized the Board of Directors to issue up to 5,000,000 shares of preferred stock without any further action on the part of our shareholders. Our Board of Directors also has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be materially and adversely affected. In addition, the ability of our Board of Directors to issue shares of preferred stock without any action on the part of our shareholders may impede a takeover of us and prevent a transaction perceived to be favorable to our shareholders.
Shares eligible for future sale could have a dilutive effect.
Shares of our common stock eligible for future sale, including those that may be issued in any other private or public offering of our common stock for cash or as incentives under equity incentive plans, could have a dilutive effect on the market for our common stock and could adversely affect market prices. As of February 16, 2024, there were 150,000,000 shares of our common stock authorized, of which 56,216,702 shares were outstanding.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
General. The Company’s information security program, including its processes with respect to cybersecurity, is focused on protecting our systems, networks and data from unauthorized access by a third party. Concerns about cybersecurity risks impact, at some level, every facet of the Company’s operations, from the way we structure the services we offer, to how we communicate with our customers, to our interactions with and training of employees, and to the expenditures we make when expanding and enhancing our technological infrastructure. We expect this continue to be the case as cybersecurity threats, and the means to respond to those threats, continue to evolve.
The Company has adopted a defense-in-depth philosophy that relies on multiple systems and processes to reasonably provide for the confidentiality, integrity and availability of our systems, networks and data. Features of our information security include:
•Documentation: We have written policies and procedures that delineate the roles and responsibilities of the Company’s Board of Directors, executive management and other employees, as well as outside parties, with respect to the various aspects of the information security program. This documentation helps to align the entire information security program with our efforts to maintain the integrity of the Company’s cybersecurity. These policies and procedures are reviewed and updated at least annually.
•Separation of duties: Separation of duties means that, where appropriate, a task is designed to ensure that more than one person or group is responsible for its completion. We believe that separation of duties helps to prevent fraud, misuse or other security compromise, and we apply this concept when we delegate administrative and oversight responsibilities to multiple groups for certain aspects of the information security program, including identity and access management, network management, system administration, policy oversight, monitoring and alerting.
•The principle of least privilege: Access approval for the Company’s employees is coordinated between an employee’s manager, the Company’s human resources department and the information systems administrator. The goal is to give an employee access rights to our data, applications and other information resources only to the extent necessary for the employee to perform the functions of the particular job. Any change in employment responsibilities that requires access changes is implemented using the same access approval procedures. Finally, all remote access into the Company’s networks must include approval by the Chief Information Security Officer (which we refer to as the “CISO”).
•Vulnerability and patch management: The Company’s vulnerability management program includes internal and external scanning using third-party tools and services. Software patches are deployed based on criticality of vulnerability. Further, we track our performance in implementing patches, and if implementation timing falls below performance expectations, management will take steps to identify and remediate the root causes of implementation delays.
•Risk assessments: At least annually, management conducts risk assessments to assess the existence, severity and trends of cybersecurity risks and other risks that the Company’s information security program faces. The scope of an individual risk assessment can be the whole organization, parts of the organization, an individual information system, specific system components, or services.
•Log management: System security logs are consolidated by the Company’s Security Incident and Event Management system and are reviewed via both automatic and manual processes for anomalous behavior.
•Incident response: The incident response process is designed to, among other things, promptly elevate a cybersecurity threat or incident to the parties responsible for leading our efforts to identify, contain and mitigate the threat or incident, notify impacted customers or other third parties and comply with applicable law, regulations and regulatory expectations.
•Employee training: Information security is an integral component of our employee training program. Training includes efforts to maintain security awareness among employees at all times by means of company-wide communications of cybersecurity risks or incidents affecting third parties, internal testing and similar efforts.

The information security program applies to all of the Company’s business lines and employees as well as to vendors and other third parties with access to the Company’s information systems or its confidential and proprietary information. Whenever we consider a new product or service to offer to its clients, or a new means of offering or providing an existing product or service, or a new back-office process or procedure, the implications to the Company’s information security are required to be considered.
Our CISO, a Certified Information Systems Security Professional, leads the Company’s information security team, which has over 50 years’ combined experience in providing solutions to manage information security, compliance, privacy and technology management. The Board of Directors’ Technology Committee and its Enterprise Risk Management Committee oversee our information security team, receiving regular updates related to the material features of the information security program, our success and failures in maintaining information security and emerging threats and management’s proposed response thereto.
Strategy and Testing. As mentioned above, the Company employs a layered, defense-in-depth approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools to monitor, block and provide alerts regarding suspicious activity and to report on any suspected threats. These controls include appropriate access controls based on least privilege, multifactor authentication for remote and privilege access, and encryption to protect data. The information security program is designed to comply with applicable laws and regulations and is driven by industry standards for financial institutions, including the Federal Financial Institutions Examination Council (“FFIEC”) Cybersecurity Assessment Tool, as well as by the guidance promulgated by the National Institute of Standards and Technology (“NIST”). We work closely with government and industry associations to stay abreast of developments and share best practices with respect to cybersecurity. The following paragraphs describe how we test, or otherwise obtain feedback about, the Company’s cybersecurity and other information security. The feedback we develop through testing and assessment, in addition to information about cybersecurity threats or incidents impacting other entities, is incorporated into the Company’s information security program to enhance our cybersecurity; in certain circumstances a new or emerging cybersecurity threat may require modifications to how we conduct business.
The Company’s information security team utilizes the Financial Services Sector Coordinating Council for Critical Infrastructure Protection and Homeland Security version of the FFIEC Cybersecurity Assessment Tool to perform an annual assessment of our information security program. The assessment provides a repeatable and measurable process for institutions to measure their cybersecurity preparedness over time. The assessment incorporates cybersecurity-related principles from the FFIEC Information Technology Examination Handbook and regulatory guidance, and concepts from other industry standards, including the NIST Cybersecurity Framework.
The assessment consists of two parts: Inherent Risk Profile and Cybersecurity Maturity. The Cybersecurity Maturity aspect of the assessment is designed to help management measure the institution’s level of risk and corresponding controls. The levels range from baseline to innovative. Cybersecurity Maturity includes tests to determine whether an institution’s behaviors, practices and processes can support cybersecurity preparedness within the following five domains:
•Cyber risk management and oversight
•Threat intelligence and collaboration
•Cybersecurity controls
•External dependency management
•Cyber incident management and resilience
We also retain third parties to test the effectiveness of our cybersecurity efforts. Annually, we obtain independent third party audits of the information security program, including program maturity and overall control effectiveness. In addition, multiple times over the course of each year we engage third party security firms to conduct both external and internal penetration tests. The goal of these assessments is to discover vulnerabilities in the Company’s in-scope corporate networks. When testing reveals potential vulnerabilities in the Company’s security, management works to develop appropriate mitigation plans to resolve any outstanding issues; we also consider other recommendations to enhance our cybersecurity that these security firms may offer, implementing those that management concludes are appropriate within the context of the Company’s information security program and processes.
In addition to audits and testing by third party security firms, our information security program and infrastructure is subject to continuous supervision by the FDIC and the DBCF, including an annual in-depth examination by subject-matter experts from the FDIC and DBCF. The laws and regulations that these regulators administer impose very high expectations on the Company with respect to its information security policies, procedures, processes and controls. In particular, the Interagency Guidelines

Establishing Information Security Standards (the “Guidelines”) require us to implement a comprehensive written information security program that includes administrative, technical and physical safeguards designed to (1) ensure the security and confidentiality of customer information; (2) protect against any anticipated threats or hazards to the security or integrity of such information; (3) protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer; and (4) ensure the proper disposal of customer information and consumer information. We also must comply with the information sharing requirements and restrictions enacted pursuant to the GLBA. The regulators’ continuous supervision of the Company is designed to ensure, among other things, that our information security program meets all the standards set forth in the Guidelines and that we operate in compliance with the GLBA and all other applicable information security laws and regulations. Finally, in addition to external scrutiny, our internal audit department reviews our compliance with the Guidelines, the GLBA and other laws and regulations, including those related to information security. If any of these examinations identify deficiencies or areas for improvement, the Company’s information security team works with management to act as promptly as reasonably possible to address the action item resulting from any such examination or review.
Diligence of Vendors and Other Third Parties. As noted above, the Company’s information security program applies to our vendors and other third parties (referred to collectively as “vendors”) with access to our information systems and networks and/or confidential and proprietary information. Before we grant access to the Company’s systems or a vendor otherwise obtains access to the Company’s confidential and proprietary information, our information security team assesses the vendor’s information security program. We review the vendor’s information security policy (to the extent the third party is willing to provide a copy of such policy), information security audits, service organization reports and similar information as well as examination reports of the vendor if available from the banking regulators or other governmental entities; the team will also investigate the background, reputation and history of prior cybersecurity incidents of such vendor or other third party. If the information security team is not satisfied that the vendor’s information security infrastructure is adequate to reasonably protect the Company’s systems and confidential and proprietary information from unauthorized access, and there are no suitable solution to address the information security team’s concerns, then we will not engage such vendor.
The vendors we retain are also categorized by the level of risk that the vendor presents to us, of which information security risk is a component. The information security team annually reviews those vendors in the “high risk” category and periodically reviews other vendors. This review includes obtaining updated information security audits and service organization reports, where available, and otherwise analyzing whether the vendor’s cybersecurity risk profile has materially changed.
The information security team’s review process does not, and cannot, guarantee that a Company vendor will not suffer a cybersecurity incident that impacts us. Due to the possibility that a vendor’s information security may be breached, we also negotiate provisions in vendor contracts that address cybersecurity incidents. In addition to including provisions that address the parties’ relative responsibility for damages resulting from a cybersecurity incident at a vendor, these contracts also typically include provisions to ensure that the Company receives timely and complete notification of a cybersecurity incident and cooperation in responding thereto so that we can assess the extent of the incident’s impact on the Company’s systems or information, mitigate any adverse effects arising therefrom and comply with any customer or regulation notification requirements and other legal, regulator or contractual obligations.
Incident Response. For those situations where a cybersecurity threat or incident arises, whether internal to the Company or relating to one of its vendors, we have also organized an incident response team. The incident response team includes representatives from the information technology, operations, risk management, legal (including securities law counsel), privacy and finance departments, among others. In addition to meeting quarterly, the incident response team (or a subset of the team) gathers whenever there is a threatened or actual breach of the Company’s information security (whether involving an external actor or an internal party) to determine the nature and extent of the threatened or actual breach and, if appropriate, the steps to take in response thereto to protect the Company’s information security and mitigate any harm that has already occurred. The team is also responsible for ensuring the Company complies with legal and regulatory requirements (including notifying affected customers and regulators and making any filings required by the securities laws). The activities of our incident response team are reported to the Board’s Enterprise Risk Management Committee.
The Company also maintains a cyber insurance policy that provides cyber liability coverage.
Employee Training and Security Awareness. All employees are required to complete an annual security awareness training program. Courses within the training program include general cybersecurity best practices as well as a course specifically related to social engineering, email and social media security. The Company also conducts routine internally-focused exercises to help raise employee awareness of the risks associated with cybersecurity. For example, over the course of 2023, employees received at least one email per quarter designed to test employees’ ability to identify and avoid potential “phishing” emails, and those employees that fail this phishing test are assigned additional training. In addition, annually the Company’s incident response team engages in a cyber attack tabletop exercise designed by the Financial Services Information Sharing and Analysis

Center that helps to train the incident response team in overcoming a simulated attack against Renasant’s payment systems and processes.
Governance and Oversight
Management Role. The Company takes a layered approach to the governance of its cybersecurity risk management. The first line of defense against cybersecurity risk is the company’s information security team, led by the CISO. This team is primarily responsible for promptly identifying cybersecurity risks associated with our existing and anticipated operations and, once identified, assessing as to the level that each cybersecurity risk poses to us, and then controlling or mitigating to the extent reasonably possible (in the context the Company’s operations and resources, and competitive factors affecting how banks and other financial services companies conduct operations, among other things).
The efforts of our information security team to address cybersecurity risk are reviewed by the Company’s Risk Department, which oversees our enterprise risk management program. The department focuses on the quality of the Company’s risk management process in order to manage risks within acceptable tolerance levels. As it pertains to cybersecurity risk, the Risk Department challenges the processes that the information security team has implemented to identify, assess, control and mitigate cybersecurity risk. The department collaborates with the CISO and other business unit owners impacted by our cybersecurity risk management practices to develop and monitor controls and other processes that mitigate identified risks. In addition, the Risk Department conducts independent risk evaluations related to cybersecurity risk.
The primary means by which the Risk Department evaluates cybersecurity risk is the development, in conjunction with the information security team, of risk metrics related to cybersecurity as well as risk tolerances with respect to each such metric. Risk tolerances are set such that the overall cybersecurity risk presented to us is consistent with the risk appetite statement adopted by our Board annually. Management believes these metrics provide a holistic picture of the Company’s cybersecurity risk profile, but at the same time, we recognize that, given the continual evolution of cybersecurity risks, including the tools and vectors that bad actors take to compromise a company’s information security, our risk metrics cannot remain static. At least annually, the Risk Department meets with the CISO to assess whether the risk metrics, and the tolerances for each metric, remain appropriate in light of the Company’s operations and the cybersecurity threat environment.
As the third line of defense against cybersecurity risk, our Internal Audit Department, with the assistance of outside experts, annually reviews and tests the Company’s processes, including its policies, procedures and controls, with respect to cybersecurity risk. The Internal Audit Department reports the results of its review, including the steps management intends to take to address any findings, to the Audit Committee of the Board of Directors.
Finally, as a means to ensure that our senior executive management has an integrated understanding of the cybersecurity and other risks facing the company at any particular time, the Company has organized a Management Enterprise Risk Management Committee (the “management ERM committee”). Our Chief Risk Officer leads this committee, whose membership includes the Company’s President and the leaders of our major business lines and back-office functions. Among other things, the management ERM committee reviews the Company’s cybersecurity and other risk metrics and the direction in which each risk is trending (increasing risk or decreasing risk), both in isolation and in the context of other existing and emerging risks facing the company, and the status of risk mitigants therefor. We believe that this committee helps management better focus its efforts to minimize cybersecurity risk and that it assists in more focused reporting of cybersecurity risks to the Board of Directors.
Board Oversight. The Company’s Board of Directors primarily oversees the risks related to our technological infrastructure, information security, cybersecurity, business continuity and disaster recovery programs through its Technology Committee and its Enterprise Risk Management Committee (the “ERM Committee”). These committees meet quarterly, and their activities are reported to the full Board of Directors.
The Technology Committee is responsible for the oversight of Renasant’s strategies and operations with respect to information technology. Although this committee’s focus is broader than just information security and cybersecurity risk, at each meeting the CISO reports to the committee on, among other topics, the status of any cybersecurity and network security initiatives designed to enhance the Company’s cybersecurity, emerging cybersecurity risks that may not yet be addressed by the existing risk metrics and management’s plans to mitigate such risks, and employee training on cybersecurity and related issues.
The ERM Committee incorporates the assessment, monitoring and mitigation of cybersecurity risk into its monitoring of the Company’s broader enterprise risk management function. At each meeting of the ERM Committee, the Chief Risk Officer reports on the status within established tolerances of each risk metric as well as the assessment of the direction such metric is trending. These metric reports give the ERM Committee a broad view of the aggregate cybersecurity risk that the Company faces at any particular time, insight into any particular areas of risk as well as an opportunity for the ERM Committee to discuss with management the steps taken or to be taken to address risks that are out of tolerance or trending in that direction. In addition to this report, the CISO’s report to the Technology Committee is included the materials for ERM meetings. The chair of the

Technology Committee is a member of the ERM Committee, enabling the chair to convey to the ERM Committee details of the discussions with respect to the CISO’s report as well as other matters related to our technological infrastructure and the impact thereof on matters within the ERM Committee’s focus. Finally, at each ERM Committee meeting our Chief Technology Officer addresses various information technology topics with the ERM Committee.

ITEM 2. PROPERTIES
The principal executive offices of the Company are located at 209 Troy Street, Tupelo, Mississippi. Various departments occupy each floor of the five-story building.
As of December 31, 2023, Renasant operated 148 full-service branches, 12 limited-service branches, 160 ATMs and 51 Interactive Teller Machines (ITMs). Our Community Banks and Wealth Management segments operate out of all of these branches.
The Bank also operates 17 locations used exclusively for mortgage banking and four locations used exclusively for loan production. The Wealth Management segment operates two locations used exclusively for investment services.
Renasant Insurance, a wholly-owned subsidiary of the Bank, operates out of eight stand-alone offices throughout Mississippi.
Republic Business Credit, a wholly-owned subsidiary of the Bank, operates four stand-alone offices in California, Illinois, Louisiana and Texas.
We own or lease our facilities and believe all of our properties are in good condition to meet our business needs. None of our properties are subject to any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company, the Bank, or any of its subsidiaries are a party or to which any of their property is subject, and no such legal proceedings were terminated in the fourth quarter of 2023.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
The Company’s common stock trades on The New York Stock Exchange under the ticker symbol “RNST.” On February 16, 2024, the Company had approximately 4,040 shareholders of record and the closing sales price of the Company’s common stock was $32.13.
Please refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number of Shares or Approximate Dollar Value of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)(3)
October 1, 2023 to October 31, 2023	163	$25.66	—	$100,000
November 1, 2023 to November 30, 2023	—	—	—	100,000
December 1, 2023 to December 31, 2023	216	33.24	—	100,000
Total	379	$29.98	—
(1)All shares in this column represent shares of Renasant Corporation stock withheld to satisfy the federal and state tax liabilities related to the vesting of time-based restricted stock awards.
(2)The Company announced a $100.0 million stock repurchase program in October 2022 under which the Company was authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. No shares were repurchased during the fourth quarter of 2023 under this plan, which expired in October 2023 and was replaced with a $100.0 million stock repurchase program approved in October 2023. This new plan will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. No shares were repurchased during the fourth quarter of 2023 under this plan.
(3)Dollars in thousands.
Unregistered Sales of Equity Securities
The Company did not sell any unregistered equity securities during 2023.

Stock Performance Graph
The following performance graph, obtained from S&P Global Market Intelligence, compares the performance of our common stock to the NYSE Composite Index and to the S&P U.S. BMI Banks - Southeast Region Index, which is a peer group of regional bank holding companies (including the Company), for the measurement period. The performance graph assumes that the value of the investment in our common stock, the NYSE Composite Index and the S&P U.S. BMI Banks - Southeast Region Index was $100 at January 1, 2018, and that all dividends were reinvested.

Total Return Performance
350
300
250
200
150
100
50
Index Value
2018
2019
2020
2021
2022
2023
Period Ending
Renasant Corporation
NYSE Composite Index
S&P U.S. BMI Banks - Southeast Region Index

	Period Ending December 31,
	2018	2019	2020	2021	2022	2023
Renasant Corporation	$100.00	$120.24	$118.29	$136.37	$138.69	$128.01
NYSE Composite Index	100.00	125.51	134.28	162.04	146.89	167.12
S&P U.S. BMI Banks - Southeast Region Index	100.00	140.94	126.37	180.49	146.81	151.44
(1)The S&P U.S. BMI Banks - Southeast Region Index, is a peer group of 52 regional bank holding companies, whose common stock is traded either on the New York Stock Exchange, NYSE Amex or NASDAQ, and which are headquartered in Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.
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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Thousands, Except Share Data)
The following discussion and analysis of our financial condition as of December 31, 2023 and 2022 and results of operations for each of the years then ended should be read together with the cautionary language regarding forward-looking statements at the beginning of this Annual Report on Form 10-K and the consolidated financial statements and related notes included under Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023, which provides a discussion of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K.
Performance Overview
Net income was $144,678 for 2023 compared to $166,068 for 2022. Basic and diluted earnings per share (“EPS”) were $2.58 and $2.56, respectively, for 2023 compared to $2.97 and $2.95, respectively, for 2022. At December 31, 2023, total assets increased to $17,360,535 from $16,988,176 at December 31, 2022. The changes in our financial condition and results of operations from 2022 to 2023 were driven by a number of factors, the most prominent of which are highlighted below:

Financial Highlights
—
Net interest income increased $38,029 to $519,327 for 2023 as compared to $481,298 for 2022. The increase from 2022 to 2023 was due to the continued increase in loan yields due to additional interest rate hikes by the Federal Reserve, as well as changes in the mix of earning assets during the year, partially offset by an increase in our cost of funds. The Company increased on-balance sheet liquidity following the bank failures in March 2023 resulting in incremental interest expense, and competition for deposits increased significantly during the year driving a surge in interest expense when compared to 2022.

—
Net charge-offs as a percentage of average loans were 0.10% and 0.07% in 2023 and 2022, respectively. The Company recorded a provision for credit losses of $15,593 in 2023 as compared to a provision for credit losses of $23,871 in 2022. The provision for credit losses was higher in 2022 due to the acquisition of Southeastern Commercial Finance, LLC and Republic Business Credit in March 2022 and December 2022, respectively.

—
Noninterest income was $113,075 for 2023 compared to $149,253 for 2022. The decrease in noninterest income is primarily attributable to net losses on sales of securities (including impairments) in connection with the repositioning of our securities portfolio.

—
Noninterest expense was $439,622 and $395,372 for 2023 and 2022, respectively. The increase in noninterest expense is primarily attributable to increases in salaries and employee benefits and other noninterest expense. Lower levels of loan production contributing to lower deferred origination costs, the acquisition of Republic Business Credit and the FDIC special assessment accrued in the fourth quarter of 2023 also contributed to the year-over-year increase in noninterest expense.

—	Loans, net of unearned income, were $12,351,230 at December 31, 2023 compared to $11,578,304 at December 31, 2022, an increase of 6.7%.
—
Deposits totaled $14,076,785 at December 31, 2023 compared to $13,486,966 at December 31, 2022. The increase in deposits is primarily due to an increase in money market and brokered deposits offset by a decrease in noninterest-bearing deposits.

A historical look at key performance indicators is presented below.

	2023	2022	2021
Diluted EPS	$2.56	$2.95	$3.12
Diluted EPS Growth	(13.22)%	(5.45)%	110.81%
Shareholders’ equity to assets	13.23%	12.57%	13.15%
Tangible shareholders’ equity to tangible assets(1)	7.87%	7.01%	7.86%
Return on Average Assets	0.84%	1.00%	1.11%
Return on Average Tangible Assets(1)	0.92%	1.09%	1.21%
Return on Average Shareholders’ Equity	6.50%	7.60%	7.96%
Return on Average Tangible Shareholders’ Equity(1)	12.29%	13.97%	14.53%
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
Allowance for Credit Losses on Loans
The accounting estimate most important to the presentation of our financial statements is the allowance for credit losses and the related provision for credit losses which involves considerable subjective judgment and evaluation by management. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb such expected credit losses, as prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 326, “Financial Instruments - Credit Losses” (“ASC 326”; ASC 326 is also referred to herein as “CECL”). Although we consider all reasonably-available information that we believe is relevant to making the assumptions that underlie the Company’s determination of the appropriate amount of the allowance for credit losses, future adjustments to the allowance may be necessary if actual economic or other conditions ultimately differ substantially from the assumptions we used in making the evaluation. Additionally, banking regulators periodically review our allowance for credit losses and may require us to recognize adjustments to the allowance based on their subjective judgment of information available to them at the time of their examination. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis. Please refer to the discussion under the heading “Loans and the Allowance for Credit Losses” in Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report for more information regarding the estimates and assumptions, and the uncertainties underlying such estimates and assumptions, involved in the calculation of the allowance for credit losses.
For more information about our loan policies and procedures for addressing credit risk, as well as for a discussion of the changes in the allowance for credit losses in 2023 and 2022, please refer to the disclosures in this Item under the heading “Risk Management – Credit Risk and Allowance for Credit Losses for Loans and Unfunded Commitments.”
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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at December 31, 2023 compared to December 31, 2022. Total assets were $17,360,535 at December 31, 2023 compared to $16,988,176 at December 31, 2022.
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

	2023		2022
	Balance	% of Portfolio	Balance	% of Portfolio
Obligations of other U.S. Government agencies and corporations	$—	—%	$164,660	5.76%
Obligations of states and political subdivisions	322,764	15.05	436,788	15.28
Mortgage-backed securities	1,695,604	79.06	2,122,855	74.28
Other debt securities	126,407	5.89	133,711	4.68
	$2,144,775	100.00%	$2,858,014	100.00%
Allowance for credit losses - held to maturity securities	(32)		(32)
Securities, net of allowance for credit losses	$2,144,743		$2,857,982
During 2023, we purchased $11,899 in investment securities. Proceeds from the sale of securities totaled $488,981, which were primarily used to pay down FHLB borrowings, and resulted in a pre-tax loss of $22,438. During 2023, proceeds from maturities and calls of securities totaled $258,978, and such proceeds were primarily used to fund loan growth.
During 2022, primarily in the first half of the year, we deployed a portion of our excess liquidity into the securities portfolio and purchased $804,899 in investment securities, with mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprising the majority of such purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are issued by government sponsored entities. We did not sell any securities in 2022. Proceeds from maturities and calls of securities during 2022 totaled $452,955, which were primarily reinvested in the securities portfolio or used to fund loan growth.
During the year ended December 31, 2022, the Company transferred, at fair value, $882,927 of securities from the available for sale portfolio to the held to maturity portfolio. The related net unrealized losses of $99,675 (after tax losses of $74,307) remained in accumulated other comprehensive income (loss) and are amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. At December 31, 2023 and 2022, the net unrealized after tax losses remaining to be amortized in accumulated other comprehensive income (loss) was $58,522 and $68,613, respectively. No gains or losses were recognized at the time of transfer.
The allowance for credit losses on held to maturity securities is evaluated on a quarterly basis in accordance with ASC 326. Expected credit losses on debt securities classified as held to maturity are measured on a collective basis by major security type. The estimates of expected credit losses are based on historical default rates, investment grades, current conditions, and reasonable and supportable forecasts about the future. At December 31, 2023 and 2022, the allowance for credit losses on held to maturity securities was $32.
At December 31, 2023, unrealized losses of $139,794 were recorded on available for sale investment securities with a carrying value of $692,593. At December 31, 2022, unrealized losses of $201,299 were recorded on available for sale securities with a carrying value of $1,515,088. At December 31, 2023, the Company had the intent to sell a portion of its securities in an unrealized loss position, and recognized a non-credit related impairment loss of $19,352 in addition to losses on sales of securities earlier in the year of $22,438. Notwithstanding the securities sales in 2023, it is not more likely than not that the Company will be required to sell any security in the investment portfolio prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, more than 90% of available for sale securities have the explicit or implicit backing of the United States government. Performance of these securities has been in line with broader market price performance, indicating to management that increases in market-based, risk free rates, and not credit-related factors, are the reason for the losses. For municipal and corporate securities, the Company considers historical experience with credit sensitive securities, current market conditions, the financial health of the issuer, current credit ratings, ratings changes and outlook, explicit and implicit guarantees, and/or insurance programs when determining the fair value of the contractual cash flows. Based on its review of these factors as of December 31, 2023 and 2022, the Company determined that all such losses resulted from factors not deemed credit related. As a result, no credit-related impairment was recognized in current earnings, and all unrealized losses for available for sale securities were recorded in Other comprehensive income.
The following table sets forth the scheduled maturity distribution and weighted average yield based on the amortized cost of the debt securities in our investment portfolio as of December 31, 2023.

	Amortized Cost	Yield
Held to Maturity:
Obligations of states and political subdivisions
Maturing within one year	$—	—%
Maturing after one year through five years	7,770	1.66%
Maturing after five years through ten years	80,233	1.83%
Maturing after ten years	200,152	2.15%
Other debt securities
Maturing after five years through ten years	24,258	3.04%
Maturing after ten years	34,114	2.34%
Residential mortgage-backed securities not due at a single maturity date:
Government agency MBS	426,306	1.95%
Government agency CMO	387,208	1.89%
Commercial mortgage-backed securities not due at a single maturity date:
Government agency MBS	16,983	1.79%
Government agency CMO	44,514	1.79%
Available for Sale:
Obligations of states and political subdivisions
Maturing within one year or less	4,703	3.02%
Maturing after one year through five years	3,605	5.19%
Maturing after five years through ten years	12,112	2.11%
Maturing after ten years	15,954	1.66%
Other debt securities
Maturing within one year or less	1,007	4.67%
Maturing after one year through five years	32,748	6.83%
Maturing after five years through ten years	30,033	4.04%
Residential mortgage-backed securities not due at a single maturity date:
Government agency MBS	301,400	1.55%
Government agency CMO	485,166	1.35%
Commercial mortgage-backed securities not due at a single maturity date:
Government agency MBS	6,029	2.31%
Government agency CMO	161,299	1.99%
Other debt securities not due at a single maturity date:	8,595	1.87%
	$2,284,189	1.90%
In the table above, weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%. These yields were calculated using coupon interest for the month of December of 2023, adjusted for discount accretion and premium amortization, where applicable.
For more information about the Company’s securities, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Loans Held for Sale
Loans held for sale were $179,756 at December 31, 2023 compared to $110,105 at December 31, 2022. Mortgage loans to be sold, which made up all of our loans held for sale at each of December 31, 2023 and 2022, are sold either on a “best efforts” basis or under a “mandatory delivery” sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored entities, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a “mandatory delivery” sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Loans held for sale fluctuates based on mortgage production volume.
Loans
Loans held for investment, which excludes loans held for sale, is the Company’s most significant earning asset, comprising 71.15% and 68.16% of total assets at December 31, 2023 and 2022, respectively. This percentage will fluctuate based on a number of factors, including the extent of our loan growth and whether the Company has excess liquidity on its balance sheet.
The tables below set forth the balance of loans outstanding by loan type and the percentage of loans, by category, to total loans at December 31:

	December 31, 2023		December 31, 2022
	Total Loans	Percentage of Total Loans	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural	$1,871,821	15.15%	$1,673,883	14.46%
Lease financing, net of unearned discount	116,020	0.94%	115,013	0.99%
Real estate – construction:
Residential	269,616	2.18%	355,500	3.07%
Commercial	1,063,781	8.61%	974,837	8.42%
Total real estate – construction	1,333,397	10.79%	1,330,337	11.49%
Real estate – 1-4 family mortgage:
Primary	2,422,482	19.61%	2,222,856	19.20%
Home equity	522,688	4.23%	501,906	4.33%
Rental/investment	373,755	3.03%	334,382	2.89%
Land development	120,994	0.98%	157,119	1.36%
Total real estate – 1-4 family mortgage	3,439,919	27.85%	3,216,263	27.78%
Real estate – commercial mortgage:
Owner-occupied	1,648,961	13.35%	1,539,296	13.29%
Non-owner occupied	3,733,174	30.23%	3,452,910	29.82%
Land development	104,415	0.85%	125,857	1.09%
Total real estate – commercial mortgage	5,486,550	44.43%	5,118,063	44.20%
Installment loans to individuals	103,523	0.84%	124,745	1.08%
Total loans, net of unearned income	$12,351,230	100.00%	$11,578,304	100.00%
Loan concentrations exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2023 and 2022, there were no concentrations of loans exceeding 10% of total loans other than loans disclosed in the table above.

The following table sets forth loans held for investment, net of unearned income, outstanding at December 31, 2023, which, based on remaining contractually-scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less. See “Risk Management – Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments” in this Item 7 for information regarding the risk elements applicable to, and a summary of our loan loss experience with respect to, the loans in each of the categories listed below.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial, financial, agricultural	$1,334,200	$420,489	$116,847	$285	$1,871,821
Lease financing, net of unearned income	4,060	68,131	43,829	—	116,020
Real estate – construction:
Residential	164,585	11,575	85,391	8,065	269,616
Commercial	883,119	138,830	37,610	4,222	1,063,781
Total real estate – construction	1,047,704	150,405	123,001	12,287	1,333,397
Real estate – 1-4 family mortgage:
Primary	180,935	453,947	1,025,956	761,644	2,422,482
Home equity	519,830	1,729	1,034	95	522,688
Rental/investment	56,525	292,047	25,113	70	373,755
Land development	105,670	15,028	296	—	120,994
Total real estate – 1-4 family mortgage	862,960	762,751	1,052,399	761,809	3,439,919
Real estate – commercial mortgage:
Owner-occupied	440,906	712,556	476,931	18,568	1,648,961
Non-owner occupied	1,869,927	1,450,901	411,581	765	3,733,174
Land development	46,375	57,114	926	—	104,415
Total real estate – commercial mortgage	2,357,208	2,220,571	889,438	19,333	5,486,550
Installment loans to individuals	34,244	47,763	20,925	591	103,523
Total loans, net of unearned income	$5,640,376	$3,670,110	$2,246,439	$794,305	$12,351,230

The following table sets forth the fixed and variable rate loans maturing or scheduled to reprice after one year as of December 31, 2023:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Commercial, financial, agricultural	$445,672	$91,949
Lease financing, net of unearned income	111,960	—
Real estate – construction:
Residential	25,126	79,905
Commercial	156,022	24,640
Total real estate – construction	181,148	104,545
Real estate – 1-4 family mortgage:
Primary	1,108,958	1,132,589
Home equity	2,661	197
Rental/investment	299,345	17,885
Land development	14,890	434
Total real estate – 1-4 family mortgage	1,425,854	1,151,105
Real estate – commercial mortgage:
Owner-occupied	1,077,653	130,402
Non-owner occupied	1,677,458	185,789
Land development	56,519	1,521
Total real estate – commercial mortgage	2,811,630	317,712
Installment loans to individuals	67,679	1,600
Total loans, net of unearned income	$5,043,943	$1,666,911

Deposits
The Company relies on deposits as its major source of funds. Total deposits were $14,076,785 and $13,486,966 at December 31, 2023 and 2022, respectively. Noninterest-bearing deposits were $3,583,675 and $4,558,756 at December 31, 2023 and 2022, respectively, while interest-bearing deposits were $10,493,110 and $8,928,210 at December 31, 2023 and 2022, respectively. Interest-bearing deposits included brokered deposits at December 31, 2023 and 2022 of $461,441 and $233,133, respectively.
The decrease in noninterest-bearing deposits across the Company’s footprint in 2023 and 2022 was primarily driven by increases in interest-bearing deposit rates. Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding brokered deposits and time deposits greater than $250,000). Noninterest-bearing deposits decreased to 25.46% of total deposits at December 31, 2023, as compared to 33.80% of total deposits at December 31, 2022, due to noninterest-bearing deposits being moved to other types of deposits or financial products bearing higher interest rates. Under certain circumstances, management may elect to acquire non-core deposits (in the form of brokered or time deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin as well as business opportunities that may accompany deposits we acquire. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Public fund deposits may fluctuate as competitive and market forces change because these deposits are obtained through a bid process. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits at December 31, 2023 were $1,866,495 compared to $1,760,460 at December 31, 2022.
Deposits that are in excess of the FDIC insurance limit were $5,778,174 and $6,017,030 at December 31, 2023 and 2022, respectively. Public fund deposits in excess of the FDIC insurance limit but that were collateralized by pledged securities in the Company's investment portfolio totaled $1,485,684. The following table shows the maturity of time deposits at December 31, 2023 that are in excess of the FDIC insurance limit (or similar state deposit insurance limits) and that are otherwise uninsured:

Three Months or Less	$218,089
Over Three through Six Months	246,454
Over Six through Twelve Months	210,453
Over 12 Months	23,960
Total	$698,956
Borrowed Funds

Total borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include federal funds purchased, securities sold under agreements to repurchase, and short-term FHLB advances. During 2023 and 2022, we used short-term FHLB borrowings to meet anticipated short-term liquidity needs, which varied throughout the year in response to loan demand and competition for deposits. The weighted-average interest rates on outstanding advances at December 31, 2023 and 2022 were 5.70% and 4.57%, respectively. The following table presents our short-term borrowings by type at December 31:

	2023	2022
Security repurchase agreements	$7,577	$12,232
Short-term borrowings from the FHLB	300,000	700,000
Total short-term borrowings	$307,577	$712,232
At December 31, 2023, long-term debt consists of our junior subordinated debentures and our subordinated notes; no long-term FHLB advances were outstanding. The following table presents our long-term debt by type at December 31:

	2023	2022
Junior subordinated debentures	$112,978	$112,042
Subordinated notes	316,422	316,091
Total long-term debt	$429,400	$428,133
Long-term FHLB borrowings are used to match-fund against large, fixed rate commercial or real estate loans with long-term maturities, which helps mitigate interest rate exposure when rates rise. The Company had $2,922,315 of availability on unused lines of credit with the FHLB at December 31, 2023 compared to $3,651,678 at December 31, 2022.
The Company owns subordinated notes, the proceeds of which have been used for general corporate purposes. The subordinated notes qualify as Tier 2 capital under the current regulatory guidelines.
Finally, the Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trusts used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired). The debentures are the trusts’ only assets and interest payments from the debentures finance the distributions paid on the capital securities.
For more information about the terms and conditions of the Company’s junior subordinated debentures and subordinated notes, see Note 11, “Long-Term Debt,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Results of Operations
Net Income
Net income for the year ended December 31, 2023 was $144,678 compared to net income of $166,068 for the year ended December 31, 2022. Basic earnings per share for the year ended December 31, 2023 was $2.58 as compared to $2.97 for the year ended December 31, 2022. Diluted earnings per share for the year ended December 31, 2023 was $2.56 as compared to $2.95 for the year ended December 31, 2022.
From time to time, the Company incurs expenses and charges in connection with certain transactions with respect to which management is unable to accurately predict when these expenses or charges will be incurred or, when incurred, the amount of such expenses or charges. The following table presents the impact of these expenses and charges on reported EPS for the dates presented. The gain on the sale of mortgage servicing rights (“MSRs”), gain on extinguishment of debt and losses on security sales are discussed below under the “Noninterest Income” heading.

	Twelve Months Ended December 31,
	2023			2022
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Gain on sale of MSR	$(547)	$(444)	$—	$(2,960)	$(2,296)	$(0.04)
Restructuring charges	—	—	—	732	568	0.01
Merger and conversion expenses	—	—	—	1,787	1,386	0.02
Gain on extinguishment of debt	(620)	(503)	(0.01)	—	—	—
Initial provision for acquisition	—	—	—	2,820	2,187	0.04
Voluntary reimbursement of certain re-presentment NSF fees	—	—	—	1,255	973	0.02
Losses on security sales (including impairments)	41,790	33,926	0.60	—	—	—
Note: Balances in the table above are shown to reflect impact to income if removed (i.e. negative balances for income items and positive balances for expense items).
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 82.43% of total net revenue in 2023. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income increased 7.90% to $519,327 for 2023 compared to $481,298 in 2022. On a tax equivalent basis, net interest income increased $40,636 to $530,340 in 2023 as compared to $489,704 in 2022. Net interest margin was 3.45% for 2023 as compared to 3.30% for 2022.
The following table sets forth the daily average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate on each such category for the years ended December 31, 2023, 2022 and 2021:

	2023			2022			2021
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment(1)	$11,963,141	$713,897	5.97%	$10,677,995	$476,746	4.46%	$10,310,070	$427,296	4.15%
Loans held for sale	181,253	11,807	6.51%	203,981	9,212	4.52%	454,727	12,632	2.78%
Securities:
Taxable(2)	2,313,874	44,619	1.93%	2,699,556	45,769	1.70%	1,710,474	24,912	1.46%
Tax-exempt	332,749	7,634	2.29%	401,960	9,636	2.40%	316,456	8,876	2.80%
Total securities	2,646,623	52,253	1.97%	3,101,516	55,405	1.79%	2,026,930	33,788	1.67%
Interest-bearing balances with banks	568,155	30,375	5.35%	846,768	8,853	1.05%	1,263,364	1,688	0.13%
Total interest-earning assets	15,359,172	808,332	5.26%	14,830,260	550,216	3.71%	14,055,091	475,404	3.38%
Cash and due from banks	187,127			201,419			199,705
Intangible assets	1,012,239			967,018			966,733
Other assets	673,345			639,155			684,457
Total assets	$17,231,883			$16,637,852			$15,905,986
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$6,357,753	$138,730	2.18%	$6,420,905	$25,840	0.40%	$6,177,944	$15,308	0.25%
Savings deposits	971,522	3,197	0.33%	1,116,013	1,023	0.09%	976,616	698	0.07%
Brokered deposits	697,699	36,039	5.17%	23,634	1,072	4.54%	—	—	—%
Time deposits	1,874,224	54,365	2.90%	1,310,398	7,273	0.56%	1,539,763	12,970	0.84%
Total interest-bearing deposits	9,901,198	232,331	2.35%	8,870,950	35,208	0.40%	8,694,323	28,976	0.33%
Borrowed funds	890,765	45,661	5.13%	624,887	25,304	4.05%	470,993	15,708	3.34%
Total interest-bearing liabilities	10,791,963	277,992	2.58%	9,495,837	60,512	0.64%	9,165,316	44,684	0.49%
Noninterest-bearing deposits	3,979,951			4,760,432			4,310,834
Other liabilities	235,463			196,980			220,427
Shareholders’ equity	2,224,506			2,184,603			2,209,409
Total liabilities and shareholders’ equity	$17,231,883			$16,637,852			$15,905,986
Net interest income/ net interest margin		$530,340	3.45%		$489,704	3.30%		$430,720	3.07%
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
Net interest income and net interest margin are influenced by internal and external factors. Internal factors include balance sheet changes in volume and mix as well as loan and deposit pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. During 2023, net interest income growth was primarily driven by the rising rate environment throughout 2022 and 2023. The higher interest rates benefited yields on earnings assets, which, coupled with steady loan growth, resulted in an increase in interest income year over year. This increase was partially offset by an increase in interest expense. The rising interest rates negatively impacted both the cost and mix of our funding sources, and management’s decision to increase on-balance sheet liquidity following the bank failures in March 2023 also resulted in higher cost of funds and interest expense. The Company has continued its efforts to mitigate increases in the cost of funding through maintaining noninterest-bearing deposits, staying disciplined yet competitive in pricing on interest-bearing deposits in the current rate environment and accessing alternative sources of liquidity, such as brokered deposits. In 2023, however, management’s paramount concern was ensuring the safe and sound operation of the Bank in light of industry-wide conditions, which led to the Company significantly increasing its brokered deposits and borrowed funds in the 2023 as compared to 2022 to maintain robust on-balance sheet liquidity.

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

	2023 Compared to 2022			2022 Compared to 2021
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$62,453	$174,698	$237,151	$15,638	$33,812	$49,450
Loans held for sale	(1,118)	3,713	2,595	(9,007)	5,587	(3,420)
Securities:
Taxable	(6,997)	5,847	(1,150)	16,247	4,610	20,857
Tax-exempt	(1,602)	(400)	(2,002)	2,251	(1,491)	760
Interest-bearing balances with banks	(3,800)	25,322	21,522	(731)	7,896	7,165
Total interest-earning assets	48,936	209,180	258,116	24,398	50,414	74,812
Interest expense:
Interest-bearing demand deposits	(257)	113,147	112,890	625	9,907	10,532
Savings deposits	(149)	2,323	2,174	109	216	325
Brokered deposits	34,798	169	34,967	1,047	—	1,047
Time deposits	4,351	42,741	47,092	(1,730)	(3,942)	(5,672)
Borrowed funds	12,535	7,822	20,357	5,797	3,799	9,596
Total interest-bearing liabilities	51,278	166,202	217,480	5,848	9,980	15,828
Change in net interest income	$(2,342)	$42,978	$40,636	$18,550	$40,434	$58,984
The daily average balances of nonaccruing assets are included in the foregoing table. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 4.45%, which is net of federal tax benefit.
Interest income, on a tax equivalent basis, was $808,332 for 2023 compared to $550,216 for 2022, an increase of $258,116. The following table presents the percentage of total average earning assets, by type and yield, for 2023 and 2022:

	Percentage of Total		Yield
	2023	2022	2023	2022
Loans held for investment	77.89%	72.00%	5.97%	4.46%
Loans held for sale	1.18	1.38	6.51	4.52
Securities	17.23	20.91	1.97	1.79
Interest-bearing balances with banks	3.70	5.71	5.35	1.05
Total earning assets	100.00%	100.00%	5.26%	3.71%
In 2023, interest income on loans held for investment, on a tax equivalent basis, increased $237,151 to $713,897 from $476,746 in 2022. This increase was primarily due to additional interest rate increases by the Federal Reserve since March 2022, coupled with a $1,285,146 increase in our average balance of loans to $11,963,141 in 2023 from $10,677,995 in 2022.

The impact from interest income collected on problem loans and purchase accounting adjustments on purchased loans to total interest income on loans, loan yield and net interest margin is shown in the table below for the periods presented:

	Twelve months ended December 31,
	2023	2022
Net interest income collected on problem loans	$219	$2,949
Accretable yield recognized on purchased loans(1)	4,166	5,198
Total impact to interest income on loans	$4,385	$8,147
Impact to total loan yield	0.04%	0.08%
Impact to net interest margin	0.03%	0.05%
(1)Includes additional interest income recognized in connection with the acceleration of paydowns and payoffs from purchased loans of $2,002 and $2,274 for the twelve months ended December 31, 2023 and 2022, respectively, which increased loan yield by 2 basis points for both 2023 and 2022.
Interest income on loans held for sale, on a tax equivalent basis, increased $2,595 to $11,807 in 2023 from $9,212 in 2022, due to an increase in yields during 2023, offset slightly by a decrease in the average balance of loans held for sale during the year.
In 2023, investment income, on a tax equivalent basis, decreased $3,152 to $52,253 from $55,405 in 2022, primarily due to the decrease in the balance of the securities portfolio during the year, offset by the increase in yield on securities during 2023 due to the sale or maturity of lower yielding securities. The following table presents the taxable equivalent yield on securities for the periods presented:

	Twelve months ended December 31,
	2023	2022
Taxable equivalent interest income on securities	$52,253	$55,405
Average securities	$2,646,623	$3,101,516
Taxable equivalent yield on securities	1.97%	1.79%
Interest expense was $277,992 in 2023 compared to $60,512 in 2022. The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total		Cost of Funds
	2023	2022	2023	2022
Noninterest-bearing demand	26.94%	33.39%	—%	—%
Interest-bearing demand	43.04	45.04	2.18	0.40
Savings	6.58	7.83	0.33	0.09
Brokered deposits	4.72	0.17	5.17	4.43
Time deposits	12.69	9.19	2.90	0.56
Borrowed funds	6.03	4.38	5.13	4.05
Total deposits and borrowed funds	100.00%	100.00%	1.88%	0.42%
Interest expense on deposits was $232,331 and $35,208 for 2023 and 2022, respectively. The cost of total deposits was 1.67% and 0.26% for the years ending December 31, 2023 and 2022, respectively. The cost of interest-bearing deposits was 2.35% and 0.40% for the same respective periods. The increase in both deposit expense and cost is attributable to the Company’s efforts to offer competitive deposit rates in the rising interest rate environment and its decision to maintain additional on-balance sheet liquidity following the bank failures and broader industry concerns about bank liquidity that arose in March 2023. During 2023, the Company continued its efforts to maintain noninterest-bearing deposits. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on brokered deposits or wholesale borrowings when advantageous or otherwise deemed advisable due to market conditions.
Interest expense on total borrowings was $45,661 and $25,304 for the years ending December 31, 2023 and 2022, respectively, while the cost of total borrowings was 5.13% and 4.05% for the years ended December 31, 2023 and 2022, respectively. The increase in interest expense is a result of higher average borrowings and interest rates driven by an increase in short-term FHLB borrowings in the latter part of 2022 and beginning of 2023. The repayment of FHLB borrowings during 2023 had a nominal impact to interest expense for the year ended December 31, 2023.

A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item. For more information about our outstanding subordinated notes and junior subordinated debentures, see Note 11, “Long-Term Debt,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Noninterest Income

Noninterest Income to Average Assets
2023	2022
0.66%	0.90%
Note: the 2023 noninterest income to average assets ratio was negatively impacted by 13 basis points due to losses on sales and impairments of securities.
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains and losses on the sale or impairment of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income as a percentage of total net revenue was 17.57% and 23.36% for 2023 and 2022, respectively. Noninterest income was $113,075 for the year ended December 31, 2023, a decrease of $36,178, or 24.24%, as compared to $149,253 for 2022. The decrease during the year was driven primarily by the loss on the sale of securities (including impairment charges) during 2023.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $39,199 and $39,957 for the twelve months ended December 31, 2023 and 2022, respectively. Overdraft fees, the largest component of service charges on deposits, decreased to $20,095 for the twelve months ended December 31, 2023 compared to $21,575 for the same period in 2022. The Company completed its plans to eliminate certain overdraft and NSF fees, which became effective January 1, 2023. These fees totaled approximately $5,500 and $4,700 in 2022 and 2021, respectively.
Fees and commissions increased to $17,901 in 2023 as compared to $17,268 in 2022. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. Interchange fees on debit card transactions, the largest component of fees and commissions, were $9,383 for the twelve months ended December 31, 2023 compared to $9,899 for the same period in 2022.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $11,102 and $10,754 for the years ended December 31, 2023 and 2022, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in the “Other noninterest income” line item on the Consolidated Statements of Income, was $970 and $567 for 2023 and 2022, respectively.
Our Wealth Management segment has two divisions: Trust and Financial Services. The Trust division operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $22,132 for 2023 compared to $22,339 for 2022. The market value of assets under management or administration was $5,238,131 and $5,004,329 at December 31, 2023 and 2022, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $1,330,912 in 2023 and $1,679,356 in 2022. The decrease in mortgage loan originations in 2023 was due to the continued material increases in mortgage interest rates from historically low rates and exacerbated by a general lack of housing supply, each of which significantly dampened demand for mortgages nationwide. In 2022, the Company sold a portion of its mortgage servicing rights portfolio with a carrying value of $15,565 for a pre-tax gain of $2,960. The Company recognized a gain of $547 in 2023 related to a holdback on those previously sold mortgage servicing rights assets.

The following table presents the components of mortgage banking income included in noninterest income at December 31:

	2023	2022
Gain on sales of loans, net(1)	$14,573	$15,803
Fees, net	9,051	10,371
Mortgage servicing income, net(2)	8,789	9,620
Mortgage banking income, net	$32,413	$35,794
(1) Gain on sales of loans, net includes pipeline fair value adjustments
(2) Mortgage servicing income, net includes gain on sale of mortgage servicing rights of $547 and $2,960, respectively.
Losses on sales of securities for the twelve months ended 2023 were $22,438, resulting from the sale of approximately $511,419 in securities. The Company also determined to sell a portion of its available-for-sale securities portfolio in December of 2023 and thus recognized an impairment on those identified securities of $19,352 as of year-end (the securities were subsequently sold in January 2024). There were no net gains or losses on sales of securities during 2022. For more information on securities sold in 2023, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and can fluctuate upon the collection of life insurance proceeds. BOLI income increased to $10,463 in 2023 as compared to $9,267 in 2022. The Company purchased $80,000 in additional BOLI policies during the first quarter of 2022. No such purchases were made in 2023.
The Company recognized a $620 gain in 2023 in connection with the extinguishment of $3,300 of its subordinated debt.
In addition to the contingency income described above, other noninterest income includes income from our SBA banking division, our capital markets division and other miscellaneous income and can fluctuate based on the claims experience in our Insurance agency, SBA production and recognition of other nonseasonal income items. For 2023 other noninterest income included a one-time payment of $2,300 related to our participation in a recovery agreement assumed as part of a previous acquisition. Other noninterest income was $21,035 for 2023 compared to $13,874 for 2022.
Noninterest Expense

Noninterest Expense to Average Assets
2023	2022
2.55%	2.38%
Noninterest expense was $439,622 and $395,372 for 2023 and 2022, respectively.
Salaries and employee benefits is the largest component of noninterest expense and represented 64.09% and 66.18% of total noninterest expense at December 31, 2023 and 2022, respectively. During 2023, salaries and employee benefits increased $20,114, or 7.69%, to $281,768 as compared to $261,654 for 2022. The increase in salaries and employee benefits is primarily due to increases in the minimum wage we pay our employees that were implemented in May 2022 along with annual merit increases implemented in April 2023. The acquisition of Republic Business Credit added $6,362 to salaries and employee benefits expense in 2023.
Compensation expense recorded in connection with awards of restricted stock, which is included within salaries and employee benefits, was $12,746 and $10,595 for 2023 and 2022, respectively. A portion of the restricted stock awards in both years was subject to the satisfaction of performance-based conditions.
Data processing costs increased $295 to $15,195 in 2023 from $14,900 in 2022. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense in 2023 was $46,471, an increase of $1,652 from $44,819 for 2022.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulation. Professional fees were $13,671 for 2023 as compared to $11,872 for 2022.

Advertising and public relations expense was $14,726 for 2023, an increase of $401 compared to $14,325 for 2022. During 2023 and 2022, the Company contributed approximately $1,392 and $1,350, respectively, to charitable organizations throughout Mississippi, Georgia and Alabama, for which it received a dollar-for-dollar tax credit, and such contributions are included in our advertising and public relations expense.
Amortization of intangible assets totaled $5,380 for 2023 compared to $5,122 for 2022. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately one year to ten years.
Communication expenses are those expenses incurred for communication to clients and between employees. Communication expenses were $8,238 for 2023 as compared to $7,958 for 2022.
Other noninterest expense includes business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $53,906 for 2023 as compared to $32,656 for 2022. The increase in other noninterest expense is primarily attributable to lower deferred loan origination expense in 2023 compared to 2022 and the accrual in the fourth quarter of 2023 of an FDIC deposit insurance special assessment of $2,700. The amount of loan origination expense deferred is directly correlated to the volume and mix of our loan production during the period.
Efficiency Ratio

Efficiency Ratio
2023	2022
68.33%	61.88%
The efficiency ratio is a measure of productivity in the banking industry. (This ratio is a measure of our ability to turn expenses into revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate a dollar of revenue.) The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The efficiency ratio for 2023 was negatively impacted by 496 basis points due to losses and impairments on strategic sales of securities. We remain committed to aggressively managing our costs within the framework of our business model. Our goal is to improve the efficiency ratio over time from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.
Income Taxes
Income tax expense for 2023 and 2022 was $32,509 and $45,240, respectively. The effective tax rates for those years were 18.82% and 21.78%, respectively, with the decrease in rate driven by the loss we incurred in connection with our securities sales in 2023. For additional information regarding the Company’s income taxes, please refer to in Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

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
The Company’s practice is to charge off estimated losses as soon as such loss is identified and reasonably quantified. Net charge-offs for 2023 were $12,330, or 0.10% as a percentage of average loans, compared to net charge-offs of $7,329, or 0.07% as a percentage of average loans, for 2022. The charge-offs in 2023 were fully reserved for in the Company’s allowance for credit losses.
Allowance for Credit Losses on Loans; Provision for Credit Losses on Loans. The allowance for credit losses is available to absorb credit losses inherent in the loans held for investment portfolio. Loan losses are charged against the allowance for credit losses when management confirms the uncollectability of a loan balance. Subsequent recoveries, if any, are credited to the allowance. Management evaluates the adequacy of the allowance on a quarterly basis. For an in-depth discussion of our accounting policies and our methodology for determining the appropriate level of the allowance for credit losses, please refer to the information in the “Critical Accounting Policies and Estimates” section above as well as the information under the headings “Loans and the Allowance for Credit Losses” and “Business Combinations, Accounting for Purchased Credit Deteriorated Loans and Related Assets” in Note 1, “Significant Accounting Policies,” and Note 4, “Allowance for Credit Losses,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
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

The allowance for credit losses on loans was $198,578 and $192,090 at December 31, 2023 and 2022, respectively. The following table presents the allocation of the allowance for credit losses on loans and the percentage of each loan category to total loans at December 31 for each of the years presented.

	2023		2022
	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$43,980	15.15%	$44,255	14.46%
Lease financing	2,515	0.94%	2,463	0.99%
Real estate – construction	18,612	10.79%	19,114	11.49%
Real estate – 1-4 family mortgage	47,283	27.85%	44,727	27.78%
Real estate – commercial mortgage	77,020	44.43%	71,798	44.20%
Installment loans to individuals	9,168	0.84%	9,733	1.08%
Total	$198,578	100.00%	$192,090	100.00%
The provision for credit losses on loans charged to operating expense is an amount that, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a provision for credit losses on loans of $18,793 during 2023, as compared to $23,788 during 2022. The provision for credit losses in 2022 included an initial provision for the Southeastern Commercial Finance, LLC and Republic Business Credit acquisitions of $2,820. The Company’s allowance for credit loss model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. While credit metrics remained relatively stable, loan growth caused the Company’s model to indicate that the aforementioned provision for credit losses on loans was appropriate during 2023.

Provision for Credit Losses on Loans to Average Loans
2023	2022
0.16%	0.22%

The table below reflects the activity in the allowance for credit losses on loans for the years ended December 31:

	2023	2022
Balance at beginning of year	$192,090	$164,171
Initial allowance for purchased loans with more than insignificant credit deterioration existing at the date of acquisition	25	11,460
Provision for credit losses on loans	18,793	23,788
Charge-offs
Commercial, financial, agricultural	8,838	5,120
Lease financing	1,524	7
Real estate – construction	57	—
Real estate – 1-4 family mortgage	417	757
Real estate – commercial mortgage	5,568	5,134
Installment loans to individuals	2,636	3,167
Total charge-offs	19,040	14,185
Recoveries
Commercial, financial, agricultural	3,090	2,471
Lease financing	18	146
Real estate – construction	48	—
Real estate – 1-4 family mortgage	389	821
Real estate – commercial mortgage	712	418
Installment loans to individuals	2,453	3,000
Total recoveries	6,710	6,856
Net charge-offs	12,330	7,329
Balance at end of year	$198,578	$192,090

Provision for credit losses on loans to average loans	0.16%	0.22%
Net charge-offs to average loans	0.10%	0.07%
Net charge-offs to allowance for credit losses on loans	6.21%	3.82%
Allowance for credit losses on loans to:
Total loans	1.61%	1.66%
Nonperforming loans	286.26%	337.73%
Nonaccrual loans	288.56%	339.71%
Nonaccrual loans to total loans:	0.56%	0.49%
The table below reflects net charge-offs to daily average loans outstanding, by loan category, during the years ended December 31:

	2023			2022
	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans
Commercial, financial, agricultural	$5,748	$1,761,103	0.33%	$2,649	$1,489,595	0.18%
Lease financing	1,506	119,376	1.26%	(139)	95,906	(0.14)%
Real estate – construction	9	1,347,228	—%	—	1,149,925	—%
Real estate – 1-4 family mortgage	28	3,382,553	—%	(64)	3,042,187	—%
Real estate – commercial mortgage	4,856	5,241,881	0.09%	4,716	4,767,888	0.10%
Installment loans to individuals	183	111,000	0.16%	167	132,494	0.13%
Total	$12,330	$11,963,141	0.10%	$7,329	$10,677,995	0.07%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the years ended December 31:

	2023	2022
Real estate – construction:
Residential	$9	$—
Real estate – 1-4 family mortgage:
Primary	(111)	223
Home equity	76	(75)
Rental/investment	82	(9)
Land development	(19)	(203)
Total real estate – 1-4 family mortgage	28	(64)
Real estate – commercial mortgage:
Owner-occupied	157	609
Non-owner occupied	4,699	4,276
Land development	—	(169)
Total real estate – commercial mortgage	4,856	4,716
Total net charge-offs of loans secured by real estate	$4,893	$4,652
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

	Year Ended December 31,
	2023	2022
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,118	$20,035
(Recovery of) provision for credit losses on unfunded loan commitments	(3,200)	83
Ending balance	$16,918	$20,118
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

The following table provides details of the Company’s nonperforming assets as of December 31 for each of the years presented.

	2023	2022

Nonaccruing loans	$68,816	$56,545
Accruing loans past due 90 days or more	554	331
Total nonperforming loans	69,370	56,876
Other real estate owned	9,622	1,763
Total nonperforming assets	$78,992	$58,639
Nonperforming loans to total loans	0.56%	0.49%
Nonaccruing loans to total loans	0.56%	0.49%
Nonperforming assets to total assets	0.46%	0.35%
The level of nonperforming loans increased $12,494 from December 31, 2022, while other real estate owned increased $7,859 during the same period.
The following table presents nonperforming loans by loan category at December 31 for each of the years presented.

	2023	2022
Commercial, financial, agricultural	$6,282	$12,543
Real estate – construction:
Residential	—	77
Total real estate – construction	—	77
Real estate – 1-4 family mortgage:
Primary	44,174	30,076
Home equity	2,849	1,909
Rental/investment	2,238	1,014
Land development	19	82
Total real estate – 1-4 family mortgage	49,280	33,081
Real estate – commercial mortgage:
Owner-occupied	3,373	5,499
Non-owner occupied	9,774	5,342
Land development	300	71
Total real estate – commercial mortgage	13,447	10,912
Installment loans to individuals	361	263
Total nonperforming loans	$69,370	$56,876
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans at December 31, 2023. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due on which interest was still accruing were $54,031 at December 31, 2023 as compared to $58,703 at December 31, 2022.
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (including an extension of the amortization period), or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, are required to be disclosed in accordance with Accounting Standards Update 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). At December 31, 2023, modifications meeting the disclosure criteria in ASU 2022-02 that were performing in accordance with their modified terms, including unused commitments, totaled $3,115. Upon the Company’s determination that a modified loan has been subsequently deemed uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is adjusted accordingly. For more information about loan modifications made to borrowers experiencing financial difficulty, see the information under the heading “Certain Modifications to Borrowers Experiencing Financial Difficulty” in Note 3, “Loans,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

The following table provides details of the Company’s other real estate owned as of December 31 for each of the years presented:

	2023	2022
Residential real estate	$1,211	$699
Commercial real estate	8,407	62
Residential land development	4	246
Commercial land development	—	756
Total other real estate owned	$9,622	$1,763
Changes in the Company’s other real estate owned were as follows for the periods presented:

	2023	2022
Balance as of January 1	$1,763	$2,540
Transfers of loans	10,738	2,207
Impairments	(18)	(110)
Dispositions	(2,840)	(2,875)
Other	(21)	1
Balance as of December 31	$9,622	$1,763
We realized net gains of $275 and $703 on dispositions of other real estate owned during 2023 and 2022, respectively.
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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing January 1, 2024, in each case as compared to the result under rates present in the market on December 31, 2023. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not take into account changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of:	Economic Value Equity (EVE)	Earning at Risk (EAR) (Net Interest Income)
	Static	1-12 Months	13-24 Months
+200	5.57%	3.32%	6.00%
+100	3.28%	1.74%	3.09%
-100	(4.45)%	(2.35)%	(3.71)%
-200	(10.36)%	(5.45)%	(8.29)%
The rate shock results for the EVE and net interest income simulations for the next 24 months produce an asset sensitive position at December 31, 2023.
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
Core deposits, which are deposits excluding time deposits greater than $250,000 and brokered deposits, are the major source of funds used by the Bank to meet short- and long-term cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. We may also choose to access the brokered deposit market where rates are favorable to other sources of liquidity. Brokered deposits totaled $461,441 and $233,133 at December 31, 2023 and 2022, respectively, and the maturities of these deposits are described in the table under the “Contractual Obligations” heading below. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the ALCO. At December 31, 2023 and 2022, the Company remained below limits on brokered deposits and other funding sources established by the ALCO.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 13.7% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2023, securities with a carrying value of $895,044 were pledged to secure government, public, trust, and other deposits and as collateral for short-term borrowings and derivative instruments as compared to $842,601 at December 31, 2022.
Other sources available for meeting liquidity needs include federal funds purchased, security repurchase agreements and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on these borrowings. Federal funds are short term borrowings, generally overnight borrowings, between financial institutions, while security repurchase agreements represent funds received from customers, generally on an overnight or continuous basis, that are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. There were no federal funds purchased outstanding at December 31, 2023, and 2022, while security repurchase agreements were $7,577 at December 31, 2023, as compared to $12,232 at December 31, 2022. The Company had $300,000 and $700,000 in short-term borrowings from the FHLB (i.e., advances with original maturities less than one year) at December 31, 2023, and 2022, respectively. Long-term FHLB borrowings are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowings compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2023 and 2022, there were no outstanding long-term advances with the FHLB. The total amount of the remaining credit available to us from the FHLB at December 31, 2023 was $2,922,315. We also maintain lines of credit with other commercial banks totaling $180,000. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at December 31, 2023 or 2022.
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
Our strategy in choosing funding sources is focused on minimizing cost in the context of our balance sheet composition, interest rate risk position and our immediate and future liquidity needs to fund loan growth and other cash needs of customers. Accordingly, management targets growth of non-interest bearing deposits. While we do not control the types of deposit instruments our clients choose, we do influence those choices with the rates and the deposit specials we offer. We constantly monitor our funds position, short- and long-term liquidity needs and evaluate the effect that various funding sources have on our financial position. The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total		Cost of Funds
	2023	2022	2023	2022
Noninterest-bearing demand	26.94%	33.39%	—%	—%
Interest-bearing demand	43.04	45.04	2.18	0.40
Savings	6.58	7.83	0.33	0.09
Brokered deposits	4.72	0.17	5.17	4.43
Time deposits	12.69	9.19	2.90	0.56
Borrowings	6.03	4.38	5.13	4.05
Total deposits and borrowed funds	100.00%	100.00%	1.88%	0.42%
Cash and cash equivalents were $801,351 at December 31, 2023, compared to $575,992 at December 31, 2022. Cash used in investing activities for the year ended December 31, 2023 was $55,399 compared to $2,043,657 in 2022. Proceeds from the sale, maturity or call of securities within our investment portfolio were $747,959 for 2023 compared to $452,955 for 2022. Proceeds from the investment portfolio were primarily used to pay down FHLB borrowings and fund loan growth. Purchases of investment securities were $11,899 for 2023 compared to $804,899 for 2022.
Cash provided by financing activities for the year ended December 31, 2023 was $132,205 compared to $167,639 for the year ended December 31, 2022. Total deposits increased $589,819 for the year ended December 31, 2023 compared to a decrease of $418,758 for 2022.
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
In addition to the FDIC and DBCF restrictions on dividends payable by the Bank to the Company, the Federal Reserve provided guidance on the criteria that it will use to evaluate the request by a bank holding company to pay dividends in an aggregate amount that will exceed the company’s earnings for the period in which the dividends will be paid, which did not apply to the Company in 2023 or 2022. For purposes of this analysis, “dividend” includes not only dividends on preferred and common equity but also dividends on debt underlying trust preferred securities and other Tier 1 capital instruments. The Federal Reserve’s criteria evaluates whether the holding company (1) has net income over the past four quarters sufficient to fully fund the proposed dividend (taking into account prior dividends paid during this period), (2) is considering stock repurchases or redemptions in the quarter, (3) does not have a concentration in commercial real estate and (4) is in good supervisory condition, based on its overall condition and its asset quality risk. A holding company not meeting these criteria will require more in-depth consultations with the Federal Reserve.
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2023, the maximum amount available for transfer from the Bank to the Company in the form of loans was $188,810. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,000. There were no amounts outstanding under this line of credit at December 31, 2023.

None of these restrictions had any impact on the Company’s ability to meet its cash obligations in 2023, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.

Contractual Obligations

The following table presents, as of December 31, 2023, significant fixed and determinable contractual obligations to third parties by payment date, that may impact the Company’s liquidity position. The Note Reference below refers to the applicable footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

		Payments Due In:
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Lease liabilities(1)	23	$6,340	$10,502	$8,297	$44,967	$70,106
Deposits without a stated maturity(2)	9	11,381,556	—	—	—	11,381,556
Time deposits(2)(3)	9	2,503,555	162,766	26,440	2,468	2,695,229
Short-term Federal Home Loan Bank advances	10	300,000	—	—	—	300,000
Other short-term borrowings	10	7,577	—	—	—	7,577
Junior subordinated debentures	11	—	—	—	112,978	112,978
Subordinated notes	11	—	—	—	316,422	316,422
Total contractual obligations		$14,199,028	$173,268	$34,737	$476,835	$14,883,868
(1)Represents the undiscounted cash flows.
(2)Excludes interest.
(3)Includes brokered deposits in the amount of $461,441.

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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company. While the borrower has the ability to draw upon these commitments at any time (assuming the borrower’s compliance with the terms of the loan commitment), these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2023 and 2022 were as follows:

	2023	2022
Loan commitments	$3,091,997	$3,577,614
Standby letters of credit	113,970	98,357
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps, floors and/or collars, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2023, the Company had notional amounts of $535,725 on interest rate contracts with corporate customers and $532,279 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.
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

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $2,297,383 and $2,136,016 at December 31, 2023 and 2022, respectively. Book value per share was $40.92 and $38.18 at December 31, 2023 and 2022, respectively. The increase in shareholders’ equity was attributable to earnings retention, offset by changes in accumulated other comprehensive income and dividends declared.
In October 2023, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $100,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The program will remain in effect until the earlier of October 2024 or the repurchase of the entire amount of common stock authorized to be repurchased by the Board of Directors.
The Company has junior subordinated debentures with a carrying value of $112,978 at December 31, 2023, of which $109,388 are included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. The Company has subordinated notes with a carrying value of $316,422 at December 31, 2023, and $316,091 at December 31, 2022 included in the Company’s Tier 2 capital.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications (which include the “capital conservation buffer” discussed below):

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%
The following table includes the capital ratios and capital amounts for the Company and the Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Renasant Corporation:
Tier 1 leverage ratio	$1,578,918	9.62%	$820,428	5.00%	$656,342	4.00%
Common equity tier 1 capital ratio	1,469,531	10.52%	908,163	6.50%	978,022	7.00%
Tier 1 risk-based capital ratio	1,578,918	11.30%	1,117,740	8.00%	1,187,598	8.50%
Total risk-based capital ratio	2,085,531	14.93%	1,397,175	10.00%	1,467,033	10.50%
Renasant Bank:
Tier 1 leverage ratio	$1,714,965	10.45%	$820,761	5.00%	$656,608	4.00%
Common equity tier 1 capital ratio	1,714,965	12.25%	909,711	6.50%	979,689	7.00%
Tier 1 risk-based capital ratio	1,714,965	12.25%	1,119,644	8.00%	1,189,622	8.50%
Total risk-based capital ratio	1,888,104	13.49%	1,399,556	10.00%	1,469,533	10.50%
December 31, 2022
Renasant Corporation:
Tier 1 leverage ratio	$1,481,197	9.36%	$790,853	5.00%	$632,683	4.00%
Common equity tier 1 capital ratio	1,372,747	10.21%	874,093	6.50%	941,331	7.00%
Tier 1 risk-based capital ratio	1,481,197	11.01%	1,075,807	8.00%	1,143,045	8.50%
Total risk-based capital ratio	1,968,001	14.63%	1,344,758	10.00%	1,411,996	10.50%
Renasant Bank:
Tier 1 leverage ratio	$1,630,389	10.30%	$791,299	5.00%	$633,040	4.00%
Common equity tier 1 capital ratio	1,630,389	12.10%	876,066	6.50%	943,455	7.00%
Tier 1 risk-based capital ratio	1,630,389	12.10%	1,078,235	8.00%	1,145,624	8.50%
Total risk-based capital ratio	1,781,312	13.22%	1,347,794	10.00%	1,415,183	10.50%
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

Return on average tangible shareholders’ equity and Return on average tangible assets
	2023	2022	2021
Net income (GAAP)	$144,678	$166,068	$175,892
Amortization of intangibles	5,380	5,122	6,042
Tax effect of adjustment noted above (1)	(1,012)	(1,119)	(1,354)
Tangible net income (non-GAAP)	$149,046	$170,071	$180,580

Average shareholders’ equity (GAAP)	$2,224,506	$2,184,603	$2,209,409
Intangibles	1,012,239	967,018	966,733
Average tangible shareholders’ equity (non-GAAP)	$1,212,267	$1,217,585	$1,242,676

Average total assets (GAAP)	$17,231,883	$16,637,852	$15,905,986
Intangibles	1,012,239	967,018	966,733
Average tangible assets (non-GAAP)	$16,219,644	$15,670,834	$14,939,253

Return on (average) shareholders’ equity (GAAP)	6.50%	7.60%	7.96%
Effect of adjustment for intangible assets	5.79%	6.37%	6.57%
Return on average tangible shareholders’ equity (non-GAAP)	12.29%	13.97%	14.53%

Return on (average) assets (GAAP)	0.84%	1.00%	1.11%
Effect of adjustment for intangible assets	0.08%	0.09%	0.10%
Return on average tangible assets (non-GAAP)	0.92%	1.09%	1.21%
(1) Tax effect is calculated based on the applicable periods’ effective tax rate.

Tangible common equity ratio (Tangible shareholders’ equity to tangible assets)
	2023	2022	2021
Shareholders’ equity (GAAP)	$2,297,383	$2,136,016	$2,209,853
Intangibles	1,010,460	1,015,884	963,781
Tangible shareholders’ equity (non-GAAP)	$1,286,923	$1,120,132	$1,246,072

Total assets (GAAP)	$17,360,535	$16,988,176	$16,810,311
Intangibles	1,010,460	1,015,884	963,781
Tangible assets (non-GAAP)	$16,350,075	$15,972,292	$15,846,530

Shareholders’ equity to assets (GAAP)	13.23%	12.57%	13.15%
Effect of adjustment for intangible assets	5.36%	5.56%	5.29%
Tangible shareholders’ equity to tangible assets (non-GAAP)	7.87%	7.01%	7.86%
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

SEC Form 10-K
A COPY OF THIS ANNUAL REPORT ON FORM 10-K, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, MAY BE OBTAINED WITHOUT CHARGE BY DIRECTING A WRITTEN REQUEST TO: JOHN S. OXFORD, SENIOR VICE PRESIDENT AND CHIEF MARKETING OFFICER, RENASANT BANK, 204 S. BROADWAY, TUPELO, MISSISSIPPI, 38804.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of the Company meeting the requirements of Regulation S-X are included on the succeeding pages of this Item. All schedules have been omitted because they are not required or are not applicable.

RENASANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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
Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2023, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2023, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.” HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

C. Mitchell Waycaster	James C. Mabry IV
Chief Executive Officer	Executive Vice President and
Chief Financial Officer

February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Renasant Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Renasant Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 23, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involves especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses - Loans

Description of the Matter

As described in Notes 1 and 4 to the financial statements, the Company’s allowance for credit losses (“ACL”) is a valuation allowance that reflects the Company's best estimate of expected credit losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb credit losses inherent in the entire loan portfolio in accordance with Accounting Standards Codification ASC 326: Financial Instruments – Credit Losses. The ACL is measured over the contractual life of loans held for investment and is estimated using relevant available information relating to past events, current conditions, and reasonable and supportable forecasts, as well as qualitative adjustments. The ACL was $198,578,000 at December 31, 2023, which consisted of 1) $188,001,000 of loss allocations on pools of loans that share similar risk characteristics and 2) $10,577,000 of loss allocations on individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans.

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
February 23, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Renasant Corporation:
Opinion on the Internal Control Over Financial Reporting

We have audited Renasant Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and our report dated February 23, 2024 expressed an unqualified opinion.

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

/s/ HORNE LLP
Memphis, Tennessee
February 23, 2024

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,
	2023	2022
Assets
Cash and due from banks	$206,680	$193,513
Interest-bearing balances with banks	594,671	382,479
Cash and cash equivalents	801,351	575,992
Securities held to maturity (net of allowance for credit losses of $32 at both December 31, 2023 and 2022) (fair value of $1,121,830 and $1,206,540, respectively)	1,221,464	1,324,040
Securities available for sale, at fair value	923,279	1,533,942
Loans held for sale, at fair value	179,756	110,105
Loans held for investment, net of unearned income	12,351,230	11,578,304
Allowance for credit losses	(198,578)	(192,090)
Loans, net	12,152,652	11,386,214
Premises and equipment, net	283,195	283,595
Other real estate owned, net	9,622	1,763
Goodwill	991,665	991,708
Other intangible assets, net	18,795	24,176
Bank-owned life insurance	382,584	373,808
Mortgage servicing rights	91,688	84,448
Other assets	304,484	298,385
Total assets	$17,360,535	$16,988,176
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$3,583,675	$4,558,756
Interest-bearing	10,493,110	8,928,210
Total deposits	14,076,785	13,486,966
Short-term borrowings	307,577	712,232
Long-term debt	429,400	428,133
Other liabilities	249,390	224,829
Total liabilities	15,063,152	14,852,160
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 56,142,207 and 55,953,104 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost, 3,154,518 and 3,343,621 shares, respectively	(105,249)	(111,577)
Additional paid-in capital	1,308,281	1,302,422
Retained earnings	952,124	857,725
Accumulated other comprehensive loss, net of taxes	(154,256)	(209,037)
Total shareholders’ equity	2,297,383	2,136,016
Total liabilities and shareholders’ equity	$17,360,535	$16,988,176
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Share Data)

	Year Ended December 31,
	2023	2022	2021
Interest income
Loans	$716,456	$479,910	$435,464
Securities
Taxable	44,482	45,523	24,732
Tax-exempt	6,006	7,524	6,800
Other	30,375	8,853	1,689
Total interest income	797,319	541,810	468,685
Interest expense
Deposits	232,331	35,208	28,976
Borrowings	45,661	25,304	15,708
Total interest expense	277,992	60,512	44,684
Net interest income	519,327	481,298	424,001
Provision for (recovery of) credit losses on loans	18,793	23,788	(1,700)
(Recovery of) provision for credit losses on unfunded commitments	(3,200)	83	(500)
Provision for credit losses on held to maturity securities	—	—	32
Provision for (recovery of) credit losses	15,593	23,871	(2,168)
Net interest income after provision for (recovery of) credit losses	503,734	457,427	426,169
Noninterest income
Service charges on deposit accounts	39,199	39,957	36,569
Fees and commissions	17,901	17,268	15,732
Insurance commissions	11,102	10,754	9,841
Wealth management revenue	22,132	22,339	20,455
Mortgage banking income	32,413	35,794	109,604
Swap termination gains	—	—	4,676
Gain on debt extinguishment	620	—	—
Net (losses) gains on sales of securities	(22,438)	—	2,170
Impairment losses on securities	(19,352)	—	—
BOLI income	10,463	9,267	7,366
Other	21,035	13,874	20,571
Total noninterest income	113,075	149,253	226,984
Noninterest expense
Salaries and employee benefits	281,768	261,654	280,627
Data processing	15,195	14,900	21,726
Net occupancy and equipment	46,471	44,819	46,837
Other real estate owned	267	(453)	253
Professional fees	13,671	11,872	11,776
Advertising and public relations	14,726	14,325	12,203
Intangible amortization	5,380	5,122	6,042
Communications	8,238	7,958	8,869
Merger and conversion related expenses	—	1,787	—
Restructuring charges	—	732	368
Debt prepayment penalty	—	—	6,123
Other	53,906	32,656	35,502
Total noninterest expense	439,622	395,372	430,326
Income before income taxes	177,187	211,308	222,827
Income taxes	32,509	45,240	46,935
Net income	$144,678	$166,068	$175,892
Basic earnings per share	$2.58	$2.97	$3.13
Diluted earnings per share	$2.56	$2.95	$3.12
Cash dividends per common share	$0.88	$0.88	$0.88
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$144,678	$166,068	$175,892
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains (losses) on securities	15,128	(214,351)	(38,371)
Reclassification adjustment for losses (gains) realized in net income	31,063	—	(1,618)
Amortization of unrealized holding losses (gains) on securities transferred to the held to maturity category	10,091	3,701	(54)
Total securities available for sale	56,282	(210,650)	(40,043)
Derivative instruments:
Unrealized holding (losses) gains on derivative instruments	(1,905)	14,993	8,087
Reclassification adjustment for gains realized in net income related to swap termination	—	—	(3,486)
Total derivative instruments	(1,905)	14,993	4,601
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	60	(3,062)	(264)
Amortization of net actuarial loss recognized in net periodic pension cost	344	125	195
Total defined benefit pension and post-retirement benefit plans	404	(2,937)	(69)
Other comprehensive income (loss), net of tax	54,781	(198,594)	(35,511)
Comprehensive income (loss)	$199,459	$(32,526)	$140,381
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount					Total
Balance at January 1, 2021	56,200,487	$296,483	$(101,554)	$1,296,963	$615,773	$25,068	$2,132,733
Net income	—	—	—	—	175,892	—	175,892
Other comprehensive loss	—	—	—	—	—	(35,511)	(35,511)
Comprehensive income							140,381
Repurchase of shares in connection with stock repurchase program	(612,107)	—	(21,315)	—	—	—	(21,315)
Cash dividends ($0.88 per share)	—	—	—	—	(50,017)	—	(50,017)
Issuance of common stock for stock-based compensation awards	167,853	—	4,842	(6,845)	—	—	(2,003)
Stock-based compensation expense	—	—	—	10,074	—	—	10,074
Balance at December 31, 2021	55,756,233	$296,483	$(118,027)	$1,300,192	$741,648	$(10,443)	$2,209,853
Net income	—	—	—	—	166,068	—	166,068
Other comprehensive loss	—	—	—	—	—	(198,594)	(198,594)
Comprehensive loss							(32,526)
Cash dividends ($0.88 per share)	—	—	—	—	(49,991)	—	(49,991)
Issuance of common stock for stock-based compensation awards	196,871	—	6,450	(9,275)	—	—	(2,825)
Stock-based compensation expense	—	—	—	11,505	—	—	11,505
Balance at December 31, 2022	55,953,104	$296,483	$(111,577)	$1,302,422	$857,725	$(209,037)	$2,136,016
Net income	—	—	—	—	144,678	—	144,678
Other comprehensive income	—	—	—	—	—	54,781	54,781
Comprehensive income							199,459
Cash dividends ($0.88 per share)	—	—	—	—	(50,279)	—	(50,279)
Issuance of common stock for stock-based compensation awards	189,103	—	6,328	(7,857)	—	—	(1,529)
Stock-based compensation expense	—	—	—	13,716	—	—	13,716
Balance at December 31, 2023	56,142,207	$296,483	$(105,249)	$1,308,281	$952,124	$(154,256)	$2,297,383
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Except Share Data)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$144,678	$166,068	$175,892
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	15,593	23,871	(2,168)
Depreciation, amortization and accretion	35,231	42,744	47,350
Deferred income tax (benefit) expense	(5,005)	2,280	11,411
Impairment losses on securities	19,352	—	—
Proceeds from sale of mortgage servicing rights	—	18,525	—
Gain on sale of mortgage servicing rights	(547)	(2,960)	—
Funding of mortgage loans held for sale	(1,330,912)	(1,679,356)	(4,059,927)
Proceeds from sales of mortgage loans held for sale	1,277,363	2,043,360	4,116,106
Gains on sales of mortgage loans held for sale	(14,573)	(15,803)	(82,399)
Valuation adjustment to mortgage servicing rights	—	—	(13,561)
Losses (gains) on sales of securities	22,438	—	(2,170)
Debt prepayment penalty	—	—	6,123
Gain on debt extinguishment	(620)	—	—
Gains on sales of premises and equipment	(173)	(239)	(840)
Stock-based compensation	13,716	11,505	10,074
Increase in other assets	(51,986)	(29,671)	(20,812)
Increase (decrease) in other liabilities	23,998	(6,279)	(42,420)
Net cash provided by operating activities	148,553	574,045	142,659
Investing activities
Purchases of securities available for sale	(11,899)	(713,096)	(2,107,934)
Proceeds from sales of securities available for sale	488,981	—	176,455
Proceeds from call/maturities of securities available for sale	149,025	385,507	458,020
Purchases of securities held to maturity	—	(91,803)	(52,135)
Proceeds from call/maturities of securities held to maturity	109,953	67,448	2,246
Net (increase) decrease in loans	(791,803)	(1,456,119)	910,063
Purchases of premises and equipment	(21,634)	(14,838)	(20,516)
Proceeds from sales of premises and equipment	943	1,234	9,813
Purchase of bank-owned life insurance	—	(80,000)	(50,000)
Net change in FHLB stock	16,076	(27,807)	3,980
Proceeds from sales of other assets	3,115	3,578	6,342
Net cash paid in acquisitions	—	(120,888)	—
Other, net	1,844	3,127	3,663
Net cash used in investing activities	(55,399)	(2,043,657)	(660,003)
Financing activities
Net (decrease) increase in noninterest-bearing deposits	(975,081)	(159,368)	1,033,076
Net increase (decrease) in interest-bearing deposits	1,564,900	(259,390)	813,567
Net (decrease) increase in short-term borrowings	(404,655)	668,805	(7,393)
Proceeds from long-term debt	—	—	197,061
Repayment of long-term debt	(2,680)	(32,417)	(202,873)
Cash paid for dividends	(50,279)	(49,991)	(50,017)
Repurchase of shares in connection with stock repurchase program	—	—	(21,315)
Net cash provided by financing activities	132,205	167,639	1,762,106
Net increase (decrease) in cash and cash equivalents	225,359	(1,301,973)	1,244,762
Cash and cash equivalents at beginning of year	575,992	1,877,965	633,203
Cash and cash equivalents at end of year	$801,351	$575,992	$1,877,965
See Notes to Consolidated Financial Statements.         72

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosures
Cash paid for interest	$239,611	$54,562	$45,745
Cash paid for income taxes	$42,047	$41,764	$50,977
Noncash transactions:
Transfers of loans to other real estate	$10,738	$2,207	$3,180
Financed sales of other real estate owned	$—	$—	$577
Recognition of operating right-of-use assets	$3,126	$3,475	$8,142
Recognition of operating lease liabilities	$3,126	$3,475	$8,142
Available for sale securities transferred to held to maturity securities	$—	$882,927	$366,886
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
The amortized cost of securities, regardless of classification, is adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is included in interest income from securities, as is dividend income. Realized gains and losses on sales of securities and impairments are reflected under the line items “Net (losses) gains on sales of securities” and “Impairment losses on securities” on the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.
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
The Company also evaluates available for sale investment securities in an unrealized loss position on a quarterly basis. If the Company intends to sell the security or it is more likely than not that it will be required to sell before recovery, the entire unrealized loss is recorded as a loss within noninterest income in the Consolidated Statements of Income with a corresponding adjustment to the amortized cost basis of the security. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the Company evaluates if any of the unrealized loss is related to a potential credit loss. The amount, if any, related to credit loss is recognized in earnings as a provision for credit loss and a corresponding allowance for credit losses is established; each is calculated as the difference between the estimate of discounted future cash flows and the amortized cost basis of the security. A number of qualitative and quantitative factors, including the financial condition of the underlying issuer, current and projected deferrals or defaults and credit ratings by nationally recognized statistical rating agencies are considered by management in the estimate of the

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

discounted future cash flows. The remaining difference between the fair value and the amortized cost basis of the security is considered the amount related to other market factors and is recognized in other comprehensive income, net of applicable taxes.
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
Factoring: The Company provides short-term financing to certain clients by operating as a factor. The Company purchases accounts receivable from its clients and then generally collects the receivables directly from the clients’ account customers. Cash is advanced to the Company’s client to the extent of the advance rate, less any applicable fees, set forth in the individual factoring agreement. The unadvanced portion of the purchased receivables are considered client reserves and may be used to settle payment disputes or collection shortfalls. Upon collection of the receivable and settlement of any client obligation, the client reserves are returned to the client. Factoring receivables, net of client reserves, are reported as “Loans” on the Consolidated Balance Sheets (this includes arrangements where the Company does not directly collect the receivables of the client’s account customers). Factoring fees are reported as interest income on loans while other fees generated from factoring relationships are reported as noninterest income on the Consolidated Statements of Income.
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
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Generally, the recognition of interest on mortgage and commercial and industrial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer and other retail loans are typically charged-off no later than the time the loan is 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans may be placed on nonaccrual regardless of whether or not such loans are considered past due. All interest accrued for the current year, but not collected, for loans that are placed on nonaccrual or charged-off is reversed against interest income; the amount of interest income recognized on nonaccrual loans was immaterial for the years ended December 31, 2023, 2022 and 2021. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As a result, the Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses. As of December 31, 2023 and 2022, the Company has accrued interest receivable for loans of $54,804 and $49,850, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets. Although the Company made the election to exclude accrued interest from the measurement of the allowance for credit losses, the Company did have an allowance for credit losses on interest deferred as part of the loan deferral program implemented in response to the COVID-19 pandemic of $1,244 and $1,248, respectively, as of December 31, 2023 and 2022.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb credit losses inherent in such loan portfolio in accordance with ASC 326. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis. Expected credit loss inherent in non-cancellable off-balance-sheet credit exposures is accounted for as a separate liability in the Consolidated Balance Sheets. The allowance for credit losses on loans held for investment, as reported in the Company’s Consolidated Balance Sheets, is adjusted by a provision for credit losses, which is reported in earnings, and reduced by net charge-offs. Loan losses are charged against the allowance for credit losses when management confirms the uncollectability of a loan balance. Subsequent recoveries, if any, are credited to the allowance.
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
In determining the allowance for credit losses on loans evaluated on a collective basis, the Company categorizes loan pools based on loan type and/or risk rating. The Company uses two CECL models: (1) a loss rate model, based on average historical life-of-loan loss rates, which is used for the Real Estate - 1-4 Family Mortgage, Real Estate - Construction and the consumer loans portfolio segments, and (2) for the Commercial, Real Estate - Commercial Mortgage and Lease Financing portfolio segments, the Company uses a probability of default/loss given default model, which calculates an expected loss percentage for each loan pool by considering (a) the probability of default, based on the migration of loans from performing (using risk ratings) to default using life-of-loan analysis periods, and (b) the historical severity of loss, based on the aggregate net lifetime losses incurred per loan pool.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

Loans Evaluated on an Individual Basis
For loans that do not share similar risk characteristics with other loans, an analysis of the loan is performed to determine the expected credit loss. If a respective loan is collateral dependent (that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral), the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of collateral is initially based on external appraisals. Generally, collateral values for loans for which measurement of expected losses is dependent on the fair value of such collateral are updated every twelve months, either from external third parties or in-house certified appraisers. Third-party appraisals are obtained from a pre-approved list of independent, local appraisal firms. The fair value of the collateral derived from external appraisal is then adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. Other acceptable methods for determining the expected credit losses for individually evaluated loans (typically used when the loan is not collateral dependent) is a discounted cash flow approach or, if applicable, an observable market price. Once the expected credit loss amount is determined, an allowance equal to such expected credit loss is included in the allowance for credit losses.
The Company considers the loans in the Real Estate - Construction, Real Estate - 1-4 Family Mortgage and Real Estate - Commercial Mortgage loan segments disclosed as individually evaluated in Note 4, “Allowance for Credit Losses” as collateral dependent with the type of collateral being real estate.
The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in the “Other liabilities” line item on the Consolidated Balance Sheets. Changes in such allowance are recorded in the “Provision for credit losses on unfunded commitments” line item on the Consolidated Statements of Income. Management estimates the amount of expected losses on unfunded loan commitments by calculating a likelihood of funding over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the allowance for credit losses on loans methodology described above to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company.
See Note 3, “Loans,” and Note 4, “Allowance for Credit Losses” for disclosures regarding the Company’s past due and nonaccrual loans, and its allowance for credit losses.
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
For a purchased asset that the Company has the intent of holding for investment, ASC 326 requires the Company to determine whether the asset has experienced more-than-insignificant deterioration in credit quality since origination. Factors used in the determination will vary but may include delinquency history, historical accrual status, and downgrades in the risk rating by the seller, among others. The Company's review of an asset during its due diligence evaluation of the purchase may identify other unique attributes that would indicate more-than-insignificant deterioration has occurred such as the borrower's financial condition, credit rating or credit score as well as the value of underlying collateral. The Company analyzes these factors collectively and may also consider market conditions or economic factors that would indicate a purchased asset has experienced more-than-insignificant deterioration in credit quality since origination. Such assets that have experienced more-than insignificant deterioration are referred to as purchased credit deteriorated (“PCD”) assets. ASC 326 provides for special initial recognition of PCD assets, commonly referred to as the “gross-up” approach, where the allowance for credit losses is recognized by adding it to the fair value to arrive at the Day 1 amortized cost basis. After initial recognition, the accounting for PCD assets will generally follow the credit loss model that applies to that type of asset. Non-PCD assets record the Day 1 allowance for credit losses through earnings on the date of purchase. The Company accretes or amortizes as interest income the fair value discounts on both PCD and non-PCD assets over the life of the asset.

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
Other Real Estate Owned: Other real estate owned (“OREO”) consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are initially recorded into other real estate owned at fair market value less cost to sell and are subsequently carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for credit losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included under the line item “Other real estate owned” on the Consolidated Statements of Income.
Mortgage Servicing Rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, mortgage interest rates and other factors. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance, to the extent that unamortized cost exceeds fair value. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances related to servicing rights are reported in the line item “Mortgage banking income” on the Consolidated Statements of Income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. See Note 8, “Mortgage Servicing Rights,” for further details. From time to time, the Company may sell a portion or all of its mortgage servicing rights. Any gains or losses on such sales are reported in the line item “Mortgage banking income” on the Consolidated Statements of Income.
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives. Goodwill and other intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment; if impaired, such assets are recorded at fair value. Goodwill is assigned to the Company’s reporting segments. In determining the fair value of the Company’s reporting units, management uses the market approach. Other intangible assets, consisting of core deposit intangibles and customer relationship intangibles, are reviewed for events or circumstances that could impact the recoverability of the intangible asset, such as a loss of core deposits, increased competition or adverse changes in the economy. No impairment was identified for the Company’s goodwill or its other intangible assets as a result of the testing performed during 2023, 2022 or 2021.

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
Service Charges on Deposit Accounts
- Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. The contracts with deposit account customers are day-to-day contracts and are considered to be terminable at will by either party. Therefore, the fees are all considered to be earned when charged and simultaneously collected.
Fees and Commissions
- Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. These fees are earned at the point in time when the services are rendered, and therefore the related revenue is recognized as the Company’s performance obligation is satisfied.
Insurance Commissions
- Insurance commissions are earned when policies are placed by customers with the insurance carriers and are collected and recognized using two different methods: the agency bill method and the direct bill method.
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
Wealth Management Revenue
- Fees for managing trust accounts (inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts) are based on the value of assets under management in the account, with the amount of the fee depending on the type of account. Revenue is recognized on a monthly basis, and there is little to no risk of a material reversal of revenue. Fees for other wealth management services, such as investment guidance relating to fixed and variable annuities, mutual funds, stocks and other investments, are recognized based on either trade activity, where fees are recognized at the time of the trade, or assets under management, where fees are recognized monthly, and there is little to no risk of material reversal of revenue.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

Sales of OREO
- The Company continually markets the properties included in the OREO portfolio. The Company will at times, in the ordinary course of business, provide seller-financing on sales of OREO. In cases where a sale is seller-financed, the Company must ensure the commitment of both parties to perform their respective obligations and the collectability of the transaction price in order to properly recognize the revenue on the sale of OREO. This is accomplished through the Company’s loan underwriting process. In this process the Company considers factors such as the buyer’s initial equity in the property, the credit quality of the buyer, the financing terms of the loan and the cash flow from the property, if applicable. If it is determined that the contract criteria in ASC 606 have been met, the revenue on the sale of OREO will be recognized on the closing date of the sale when the Company has transferred title to the buyer and obtained the right to receive payment for the property. In instances where sales are not seller-financed, the Company recognizes revenue on the closing date of the sale when the Company has obtained payment for the property and transferred title to the buyer. For additional information on OREO, please see Note 6, “Other Real Estate Owned.”
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
Cash flow hedges are utilized to mitigate the exposure to variability in expected future cash flows or other types of forecasted transactions. For the Company’s derivatives designated as cash flow hedges, changes in the fair value of cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. There were no ineffective portions for 2023. The assessment of the effectiveness of a hedging relationship is evaluated under the hypothetical derivative method.
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
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements. In January 2024, the Company sold a portion of its available for sale securities portfolio, of which the securities sold were identified prior to December 31, 2023. The Company impaired the securities sold and recognized the loss in net income as of December 31, 2023.
Other than the forementioned, the Company has determined that no significant events occurred after December 31, 2023 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

Impact of Recently-Issued Accounting Standards and Pronouncements:
In March 2022, FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” while enhancing disclosures requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU 2022-02 was effective on January 1, 2023. The adoption of this accounting pronouncement had no impact on the Company’s financial statements aside from additional and revised disclosures. See Note 3, “Loans” for the relevant disclosures.
In October 2023, FASB issued ASU 2023-06, “Disclosure Improvements” (“ASU 2023-06”), which amends the disclosure requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). ASU 2023-06 adds a number of disclosure requirements to the Codification in response to the Securities and Exchange Commission (“SEC”) initiative to update and simplify disclosure requirements. ASU 2023-06 is to be applied prospectively, and early adoption is prohibited. For SEC reporting entities, the effective dates will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entities. ASU 202-06 is not expected to have significant impact on our financial statements.
In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which amends the disclosure requirements related to segment reporting primarily through enhanced disclosure about significant segment expenses and by requiring disclosure of segment information on an annual and interim basis. ASU 2023-07 is effective January 1, 2024 and is not expected to have a significant impact on our financial statements.
In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. Entities will also be required to disclose income/(loss) from continuing operations before income tax expense/(benefit) disaggregated between domestic and foreign, as well as income tax expense/(benefit) from continuing operations disaggregated by federal, state and foreign. ASU 202-09 is effective January 1, 2025 and is not expected to have a significant impact on our financial statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities
(In Thousands, Except Number of Securities)
The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Obligations of states and political subdivisions	$36,374	$119	$(1,883)	$34,610
Residential mortgage-backed securities:
Government agency mortgage-backed securities	301,400	172	(24,968)	276,604
Government agency collateralized mortgage obligations	485,164	—	(85,883)	399,281
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	6,029	—	(637)	5,392
Government agency collateralized mortgage obligations	161,299	24	(21,965)	139,358
Other debt securities	72,383	109	(4,458)	68,034
	$1,062,649	$424	$(139,794)	$923,279

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Obligations of other U.S. Government agencies and corporations	$170,000	$—	$(5,340)	$164,660
Obligations of states and political subdivisions	154,066	204	(9,368)	144,902
Residential mortgage-backed securities:
Government agency mortgage-backed securities	508,415	37	(52,036)	456,416
Government agency collateralized mortgage obligations	605,033	—	(103,864)	501,169
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	11,166	—	(1,053)	10,113
Government agency collateralized mortgage obligations	211,435	—	(25,589)	185,846
Other debt securities	74,885	—	(4,049)	70,836
	$1,735,000	$241	$(201,299)	$1,533,942

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Obligations of states and political subdivisions	$288,154	$74	$(33,688)	$254,540
Residential mortgage-backed securities
Government agency mortgage-backed securities	426,264	—	(20,314)	405,950
Government agency collateralized mortgage obligations	387,208	—	(31,670)	355,538
Commercial mortgage-backed securities
Government agency mortgage-backed securities	16,983	—	(2,972)	14,011
Government agency collateralized mortgage obligations	44,514	—	(6,977)	37,537
Other debt securities	58,373	—	(4,119)	54,254
	$1,221,496	$74	$(99,740)	$1,121,830
Allowance for credit losses - held to maturity securities	(32)
Held-to-maturity securities, net of allowance for credit losses	$1,221,464

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Obligations of states and political subdivisions	$291,886	$17	$(48,325)	$243,578
Residential mortgage-backed securities
Government agency mortgage-backed securities	483,560	—	(24,432)	459,128
Government agency collateralized mortgage obligations	423,315	—	(30,706)	392,609
Commercial mortgage-backed securities
Government agency mortgage-backed securities	17,006	—	(3,261)	13,745
Government agency collateralized mortgage obligations	45,430	—	(6,559)	38,871
Other debt securities	62,875	—	(4,266)	58,609
	$1,324,072	$17	$(117,549)	$1,206,540
Allowance for credit losses - held to maturity securities	(32)
Held-to-maturity securities, net of allowance for credit losses	$1,324,040

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

Available for sale securities sold were as follows for the years ended December 31, 2023 and 2021. There were no available for sale securities sold during the year ended December 31, 2022.

	Carrying Value	Net Proceeds	Gain/(Loss)
Twelve months ended December 31, 2023
Obligations of other U.S. Government agencies and corporations	$170,000	$164,915	$(5,085)
Obligations of states and political subdivisions	104,950	99,439	(5,511)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	137,196	130,602	(6,594)
Government agency collateralized mortgage obligations	54,028	51,101	(2,927)
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	5,048	4,825	(223)
Government agency collateralized mortgage obligations	40,197	38,099	(2,098)
	$511,419	$488,981	$(22,438)

	Carrying Value	Net Proceeds	Gain/(Loss)
Twelve months ended December 31, 2021
Obligations of states and political subdivisions	$47	$49	$2
Residential mortgage-backed securities:
Government agency mortgage-backed securities	145,572	149,473	3,901
Government agency collateralized mortgage obligations	12,362	12,562	200
Trust preferred securities	12,021	9,961	(2,060)
Other debt securities	4,283	4,410	127
	$174,285	$176,455	$2,170
Gross realized gains and gross realized losses on sales of securities available for sale were as follows for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Gross gains on sales of securities available for sale	$126	$—	$4,322
Gross losses on sales of securities available for sale	(22,564)	—	(2,152)
(Losses) gains on sales of securities available for sale, net	$(22,438)	$—	$2,170
The Company intended to sell a portion of its available for sale securities as of December 31, 2023, and thereafter completed the sale in January 2024. Therefore, the Company impaired the securities identified to be sold by reducing the amortized cost of each respective security by the amount of impairment and recognized the loss in net income as of December 31, 2023. The impairment recognized by security type is listed in the table below.

	Carrying Value	Impairment
Twelve months ended December 31, 2023
Obligations of states and political subdivisions	$11,227	$941
Residential mortgage-backed securities:
Government agency mortgage-backed securities	97,526	11,467
Government agency collateralized mortgage obligations	44,708	4,310
Commercial mortgage-backed securities:
Government agency collateralized mortgage obligations	25,916	2,634
	$179,377	$19,352

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

At December 31, 2023 and 2022, securities with a carrying value of approximately $880,715 and $824,417, respectively, were pledged to secure government, public, trust, and other deposits. Securities with a carrying value of $14,329 and $18,184 were pledged as collateral for short-term borrowings and derivative instruments at December 31, 2023 and 2022, respectively.
The amortized cost and fair value of securities at December 31, 2023 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$5,710	$5,650
Due after one year through five years	7,770	7,358	36,353	36,390
Due after five years through ten years	104,491	94,154	42,145	37,993
Due after ten years	234,266	207,282	15,954	14,893
Residential mortgage-backed securities:
Government agency mortgage-backed securities	426,264	405,950	301,400	276,604
Government agency collateralized mortgage obligations	387,208	355,538	485,164	399,281
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	16,983	14,011	6,029	5,392
Government agency collateralized mortgage obligations	44,514	37,537	161,299	139,358
Other debt securities	—	—	8,595	7,718
	$1,221,496	$1,121,830	$1,062,649	$923,279

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

The following tables present the gross unrealized losses and fair value of investment securities, aggregated by investment category and the length of time the investments have been in a continuous unrealized loss position, as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
December 31, 2023
Obligations of states and political subdivisions	3	$2,914	$(2)	9	$15,198	$(1,881)	12	$18,112	$(1,883)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1	806	(25)	35	166,963	(24,943)	36	167,769	(24,968)
Government agency collateralized mortgage obligations	—	—	—	37	354,574	(85,883)	37	354,574	(85,883)
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	2	5,392	(637)	2	5,392	(637)
Government agency collateralized mortgage obligations	—	—	—	25	108,575	(21,965)	25	108,575	(21,965)
Other debt securities	2	3,099	(195)	19	35,072	(4,263)	21	38,171	(4,458)
Total	6	$6,819	$(222)	127	$685,774	$(139,572)	133	$692,593	$(139,794)
December 31, 2022
Obligations of other U.S. Government agencies and corporations	5	$164,660	$(5,340)	—	$—	$—	5	$164,660	$(5,340)
Obligations of states and political subdivisions	84	96,939	(4,869)	11	33,038	(4,499)	95	129,977	(9,368)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	97	214,516	(15,115)	29	237,970	(36,921)	126	452,486	(52,036)
Government agency collateralized mortgage obligations	16	109,753	(8,552)	36	391,416	(95,312)	52	501,169	(103,864)
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	4	10,114	(1,053)	—	—	—	4	10,114	(1,053)
Government agency collateralized mortgage obligations	16	67,026	(3,828)	21	118,821	(21,760)	37	185,847	(25,588)
Other debt securities	25	63,423	(3,167)	1	7,412	(883)	26	70,835	(4,050)
Total	247	$726,431	$(41,924)	98	$788,657	$(159,375)	345	$1,515,088	$(201,299)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

	Less than 12 months			12 months or more			Total
Held to Maturity:	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
December 31, 2023
Obligations of states and political subdivisions	2	$2,807	$(25)	126	$249,995	$(33,663)	128	$252,802	$(33,688)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	70	405,950	(20,314)	70	405,950	(20,314)
Government agency collateralized mortgage obligations	—	—	—	18	355,538	(31,670)	18	355,538	(31,670)
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	1	14,011	(2,972)	1	14,011	(2,972)
Government agency collateralized mortgage obligations	—	—	—	9	37,537	(6,977)	9	37,537	(6,977)
Other debt securities	—	—	—	10	54,254	(4,119)	10	54,254	(4,119)
Total	2	$2,807	$(25)	234	$1,117,285	$(99,715)	236	$1,120,092	$(99,740)
December 31, 2022
Obligations of states and political subdivisions	105	$191,442	$(35,870)	24	$49,697	$(12,454)	129	$241,139	$(48,324)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	8	94,258	(4,186)	62	364,870	(20,246)	70	459,128	(24,432)
Government agency collateralized mortgage obligations	4	98,912	(5,479)	14	293,698	(25,227)	18	392,610	(30,706)
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	1	13,745	(3,261)	—	—	—	1	13,745	(3,261)
Government agency collateralized mortgage obligations	2	7,651	(626)	7	31,220	(5,932)	9	38,871	(6,558)
Other debt securities	2	42,567	(2,013)	8	16,042	(2,253)	10	58,609	(4,266)
Total	122	$448,575	$(51,435)	115	$755,527	$(66,112)	237	$1,204,102	$(117,547)
Other than the previously disclosed sale, the Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, more than 90% of available for sale securities have the explicit or implicit backing of the United States government. Performance of these securities has been in line with broader market price performance indicating that increases in market-based, risk free rates, and not credit-related factors, are driving losses. For municipal and corporate securities, the Company considers historical experience with credit sensitive securities, current market conditions, the financial health of the issuer, current credit ratings, ratings changes and outlook, explicit and implicit guarantees, or insurance programs when determining the fair value of the contractual cash flows. Based on its review of these factors as of December 31, 2023, the Company determined that all such losses resulted from factors not deemed credit related. As a result, no credit-related impairment was recognized in current earnings, and all unrealized losses for available for sale securities were recorded in Other Comprehensive Income.
At each of December 31, 2023 and 2022, the allowance for credit losses on held to maturity securities was $32. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by third party ratings agencies. Updated investment grades are obtained as they become available from the agencies. On December 31, 2023, 100% of the amortized cost of debt securities held to maturity were rated A or higher by the ratings agencies. As such, no additional credit loss was recorded for held to maturity securities.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans
(In Thousands, Except Number of Loans)
The following is a summary of loans and leases, excluding loans held for sale, at December 31:

	2023	2022
Commercial, financial, agricultural	$1,871,821	$1,673,883
Lease financing	122,807	122,167
Real estate – construction:
Residential	269,616	355,500
Commercial	1,063,781	974,837
Total real estate – construction	1,333,397	1,330,337
Real estate – 1-4 family mortgage:
Primary	2,422,482	2,222,856
Home equity	522,688	501,906
Rental/investment	373,755	334,382
Land development	120,994	157,119
Total real estate – 1-4 family mortgage	3,439,919	3,216,263
Real estate – commercial mortgage:
Owner-occupied	1,648,961	1,539,296
Non-owner occupied	3,733,174	3,452,910
Land development	104,415	125,857
Total real estate – commercial mortgage	5,486,550	5,118,063
Installment loans to individuals	103,523	124,745
Gross loans	12,358,017	11,585,458
Unearned income	(6,787)	(7,154)
Loans, net of unearned income	$12,351,230	$11,578,304

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

Past Due and Nonaccrual Loans
The following tables provide an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2023
Commercial, financial, agricultural	$1,098	$483	$1,864,441	$1,866,022	$1,310	$1,296	$3,193	$5,799	$1,871,821
Lease financing	687	—	122,120	122,807	—	—	—	—	122,807
Real estate – construction:
Residential	—	—	269,616	269,616	—	—	—	—	269,616
Commercial	—	—	1,063,781	1,063,781	—	—	—	—	1,063,781
Total real estate – construction	—	—	1,333,397	1,333,397	—	—	—	—	1,333,397
Real estate – 1-4 family mortgage:
Primary	33,679	—	2,344,629	2,378,308	9,454	19,394	15,326	44,174	2,422,482
Home equity	3,004	—	516,835	519,839	987	868	994	2,849	522,688
Rental/investment	9	58	371,508	371,575	43	1,786	351	2,180	373,755
Land development	206	—	120,769	120,975	—	19	—	19	120,994
Total real estate – 1-4 family mortgage	36,898	58	3,353,741	3,390,697	10,484	22,067	16,671	49,222	3,439,919
Real estate – commercial mortgage:
Owner-occupied	4,867	—	1,640,721	1,645,588	131	1,904	1,338	3,373	1,648,961
Non-owner occupied	9,161	—	3,714,239	3,723,400	6,740	—	3,034	9,774	3,733,174
Land development	90	—	104,025	104,115	—	259	41	300	104,415
Total real estate – commercial mortgage	14,118	—	5,458,985	5,473,103	6,871	2,163	4,413	13,447	5,486,550
Installment loans to individuals	1,230	13	101,932	103,175	13	4	331	348	103,523
Unearned income	—	—	(6,787)	(6,787)	—	—	—	—	(6,787)
Loans, net of unearned income	$54,031	$554	$12,227,829	$12,282,414	$18,678	$25,530	$24,608	$68,816	$12,351,230

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2022
Commercial, financial, agricultural	$1,303	$69	$1,660,037	$1,661,409	$18	$2,373	$10,083	$12,474	$1,673,883
Lease financing	—	—	122,167	122,167	—	—	—	—	122,167
Real estate – construction:
Residential	49	—	355,374	355,423	—	—	77	77	355,500
Commercial	8,525	—	966,312	974,837	—	—	—	—	974,837
Total real estate – construction	8,574	—	1,321,686	1,330,260	—	—	77	77	1,330,337
Real estate – 1-4 family mortgage:
Primary	28,198	—	2,164,582	2,192,780	6,015	12,503	11,558	30,076	2,222,856
Home equity	5,376	—	494,621	499,997	450	754	705	1,909	501,906
Rental/investment	720	38	332,648	333,406	20	331	625	976	334,382
Land development	174	—	156,863	157,037	46	36	—	82	157,119
Total real estate – 1-4 family mortgage	34,468	38	3,148,714	3,183,220	6,531	13,624	12,888	33,043	3,216,263
Real estate – commercial mortgage:
Owner-occupied	8,557	219	1,525,240	1,534,016	1,495	2,244	1,541	5,280	1,539,296
Non-owner occupied	3,521	—	3,444,047	3,447,568	5,304	—	38	5,342	3,452,910
Land development	279	—	125,507	125,786	—	40	31	71	125,857
Total real estate – commercial mortgage	12,357	219	5,094,794	5,107,370	6,799	2,284	1,610	10,693	5,118,063
Installment loans to individuals	2,001	5	122,481	124,487	38	100	120	258	124,745
Unearned income	—	—	(7,154)	(7,154)	—	—	—	—	(7,154)
Loans, net of unearned income	$58,703	$331	$11,462,725	$11,521,759	$13,386	$18,381	$24,778	$56,545	$11,578,304
Certain Modifications to Borrowers Experiencing Financial Difficulty
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (including an extension of the amortization period), or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, are required to be disclosed in accordance with ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). At December 31, 2023, modifications meeting the disclosure criteria in ASU 2022-02 that were performing in accordance with their modified terms, including unused commitments, totaled $3,115. Upon the Company’s determination that a modification has been subsequently deemed uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is adjusted accordingly. See Note 4, “Allowance for Credit Losses,” for more information on the allowance for credit losses.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

The following table presents the amortized cost basis of loans that were experiencing financial difficulty, modified during the year ended December 31, 2023 and required to be disclosed under ASU 2022-02, by class and by type of modification. The percentage of the amortized cost basis for each class of disclosed modifications as compared to the amortized cost basis of each class of loans is also presented below.

	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction and Term Extension	Total	% Total Loans by Class
Commercial, financial, agricultural	$—	$1,339	$220	$—	$—	$—	$1,559	0.08%
Lease financing	—	—	—	—	—	—	—	—
Real estate – construction:
Residential	—	3,018	—	—	—	—	3,018	1.12
Commercial	—	—	—	—	—	—	—	—
Total real estate – construction	—	3,018	—	—	—	—	3,018	0.23
Real estate – 1-4 family mortgage:
Primary	218	31	786	85	153	—	1,273	0.05
Home equity	18	14	—	—	—	—	32	0.01
Rental/investment	—	235	16	—	—	—	251	0.07
Land development	—	—	—	—	—	—	—	—
Total real estate – 1-4 family mortgage	236	280	802	85	153	—	1,556	0.05
Real estate – commercial mortgage:
Owner-occupied	11,540	727	—	—	—	—	12,267	0.74
Non-owner occupied	999	14,003	—	—	15,323	—	30,325	0.81
Total real estate – commercial mortgage	12,539	14,730	—	—	15,323	—	42,592	0.78
Installment loans to individuals	—	—	22	—	6	20	48	0.05
Loans, net of unearned income	$12,775	$19,367	$1,044	$85	$15,482	$20	$48,773	0.39%
The following table presents the weighted average financial effect of loan modifications requiring disclosure under ASU 2022-02 by class of financing receivable for which there was one type of modifications for the year ended December 31, 2023.

	Interest Rate Reduction (in basis points)	Term Extension (in months)	Payment Delay (in months)
Commercial, financial, agricultural	—	5.0	31.3
Real estate – construction:
Residential	—	4.7	—
Real estate – 1-4 family mortgage:
Primary	25	7.0	45.2
Home equity	345	49.0	—
Rental/investment	—	7.2	17.0
Real estate – commercial mortgage:
Owner-occupied	41	8.0	3.0
Non-owner occupied	12	7.9	—
Installment loans to individuals	—	—	12.0

In addition to the financial effect of loan modifications shown above, several loans experienced more than one type of modification for the year ended December 31, 2023. For loans experiencing an interest rate reduction and a payment delay, the weighted average payment was delayed 43.0 months and the weighted average interest rate was reduced by 25 basis points. For loans experiencing an interest rate reduction and a term extension, the weighted average term extension was 12.0 months and the weighted average interest rate reduction was 115 basis points. For real estate - commercial mortgage loans which experienced both a term extension and a payment delay, the weighted average payment delay was 8.0 months and the term

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

extension was 10.0 months. The weighted average payment delay and term extension for real estate - 1-4 family mortgage: primary was 117.0 months.
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
The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2023
Commercial, Financial, Agricultural	$312,902	$289,264	$162,535	$98,894	$51,162	$38,518	$883,302	$19,440	$1,856,017
Pass	311,312	288,249	161,902	97,771	50,936	32,169	870,792	19,338	1,832,469
Special Mention	893	364	10	294	—	291	914	63	2,829
Substandard	697	651	623	829	226	6,058	11,596	39	20,719

Lease Financing Receivables	$32,842	$49,628	$12,317	$13,553	$5,969	$1,700	$—	$—	$116,009
Pass	32,842	47,050	12,317	11,735	5,443	1,395	—	—	110,782
Watch	—	2,578	—	1,818	526	305	—	—	5,227
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$320,889	$581,201	$308,442	$16,066	$—	$1,823	$1,225	$—	$1,229,646
Residential	$149,399	$12,883	$1,989	$—	$—	$369	$1,225	$—	$165,865
Pass	146,535	10,147	1,989	—	—	369	1,225	—	160,265
Special Mention	2,415	—	—	—	—	—	—	—	2,415
Substandard	449	2,736	—	—	—	—	—	—	3,185

Commercial	$171,490	$568,318	$306,453	$16,066	$—	$1,454	$—	$—	$1,063,781
Pass	142,917	568,318	306,453	16,066	—	1,454	—	—	1,035,208
Special Mention	28,573	—	—	—	—	—	—	—	28,573
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$145,568	$176,724	$100,757	$41,542	$19,753	$30,783	$30,889	$1,834	$547,850
Primary	$8,512	$8,729	$6,194	$3,943	$1,792	$8,573	$3,272	$915	$41,930
Pass	8,134	8,511	5,859	3,943	1,781	8,140	3,272	915	40,555
Special Mention	183	—	—	—	—	34	—	—	217
Substandard	195	218	335	—	11	399	—	—	1,158

Home Equity	$1,107	$10	$996	$—	$—	$16	$20,628	$74	$22,831
Pass	1,107	10	996	—	—	1	20,628	—	22,742
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	15	—	74	89

Rental/Investment	$89,760	$129,241	$75,457	$37,171	$17,817	$18,721	$4,678	$845	$373,690
Pass	89,135	128,939	74,330	35,388	16,670	18,109	4,678	583	367,832

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Special Mention	63	47	256	4	50	42	—	—	462
Substandard	562	255	871	1,779	1,097	570	—	262	5,396

Land Development	$46,189	$38,744	$18,110	$428	$144	$3,473	$2,311	$—	$109,399
Pass	46,151	38,744	18,110	409	144	3,372	2,311	—	109,241
Special Mention	—	—	—	—	—	101	—	—	101
Substandard	38	—	—	19	—	—	—	—	57

Real Estate - Commercial Mortgage	$716,844	$1,572,099	$1,111,564	$717,571	$429,783	$723,344	$176,617	$26,252	$5,474,074
Owner-Occupied	$264,589	$336,491	$321,491	$214,365	$164,931	$283,517	$60,200	$3,247	$1,648,831
Pass	260,831	325,575	318,391	212,368	159,552	275,088	56,453	2,977	1,611,235
Special Mention	562	1,147	890	107	3,385	2,953	25	—	9,069
Substandard	3,196	9,769	2,210	1,890	1,994	5,476	3,722	270	28,527

Non-Owner Occupied	$432,769	$1,195,500	$776,264	$499,290	$260,355	$434,541	$111,609	$22,821	$3,733,149
Pass	428,740	1,194,864	761,476	494,971	223,264	398,188	111,609	13,774	3,626,886
Special Mention	1,339	454	14,422	4,111	14,001	12,677	—	—	47,004
Substandard	2,690	182	366	208	23,090	23,676	—	9,047	59,259

Land Development	$19,486	$40,108	$13,809	$3,916	$4,497	$5,286	$4,808	$184	$92,094
Pass	18,996	36,479	13,567	3,775	4,479	5,046	4,776	184	87,302
Special Mention	432	3,334	36	—	—	—	—	—	3,802
Substandard	58	295	206	141	18	240	32	—	990

Installment loans to individuals	$—	$—	$—	$—	$3	$—	$—	$—	$3
Pass	—	—	—	—	3	—	—	—	3
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$1,529,045	$2,668,916	$1,695,615	$887,626	$506,670	$796,168	$1,092,033	$47,526	$9,223,599
Pass	1,486,700	2,646,886	1,675,390	876,426	462,272	743,331	1,075,744	37,771	9,004,520
Special Mention	34,460	7,924	15,614	6,334	17,962	16,403	939	63	99,699
Substandard	7,885	14,106	4,611	4,866	26,436	36,434	15,350	9,692	119,380

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2022
Commercial, Financial, Agricultural	$460,604	$209,964	$142,790	$63,164	$25,099	$35,142	$717,422	$3,522	$1,657,707
Pass	450,559	209,580	141,712	62,370	21,963	28,014	704,491	2,384	1,621,073
Special Mention	719	—	1,010	383	678	—	11,616	80	14,486
Substandard	9,326	384	68	411	2,458	7,128	1,315	1,058	22,148

Lease Financing Receivables	$61,424	$18,379	$18,318	$10,628	$4,557	$1,707	$—	$—	$115,013
Pass	58,204	18,379	15,846	9,060	3,269	1,353	—	—	106,111
Watch	—	—	—	—	—	354	—	—	354
Substandard	3,220	—	2,472	1,568	1,288	—	—	—	8,548

Real Estate - Construction	$595,185	$476,190	$109,705	$8,525	$381	$6,858	$13,757	$424	$1,211,025
Residential	$214,386	$16,483	$589	$—	$381	$—	$3,925	$424	$236,188

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Special Mention	12,328	3,087	1,825	24,014	18,187	10,226	16,424	80	86,171
Substandard	17,338	11,455	5,381	6,048	9,853	103,060	3,736	11,035	167,906

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2023
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$15,804	$—	$—	$15,804
Performing Loans	—	—	—	—	—	15,804	—	—	15,804
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$—	$—	$—	$—	$—	$11	$—	$—	$11
Performing Loans	—	—	—	—	—	11	—	—	11
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$48,003	$41,070	$14,158	$—	$—	$—	$490	$30	$103,751
Residential	$48,003	$41,070	$14,158	$—	$—	$—	$490	$30	$103,751
Performing Loans	48,003	41,070	14,158	—	—	—	490	30	103,751
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$339,406	$731,088	$536,544	$312,015	$133,852	$339,842	$493,515	$5,807	$2,892,069
Primary	$334,103	$727,993	$534,667	$311,199	$133,433	$339,111	$—	$46	$2,380,552
Performing Loans	333,751	720,759	528,383	302,065	128,859	322,677	—	46	2,336,540
Non-Performing Loans	352	7,234	6,284	9,134	4,574	16,434	—	—	44,012

Home Equity	$—	$—	$111	$—	$—	$470	$493,515	$5,761	$499,857
Performing Loans	—	—	111	—	—	466	491,849	4,584	497,010
Non-Performing Loans	—	—	—	—	—	4	1,666	1,177	2,847

Rental/Investment	$—	$—	$—	$—	$—	$65	$—	$—	$65
Performing Loans	—	—	—	—	—	65	—	—	65
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	$5,303	$3,095	$1,766	$816	$419	$196	$—	$—	$11,595
Performing Loans	5,303	3,095	1,766	816	419	196	—	—	11,595
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$3,640	$2,674	$3,054	$1,890	$902	$316	$—	$—	$12,476
Owner-Occupied	$—	$—	$—	$126	$—	$4	$—	$—	$130
Performing Loans	—	—	—	126	—	4	—	—	130
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	$—	$—	$—	$25	$—	$—	$—	$—	$25
Performing Loans	—	—	—	25	—	—	—	—	25
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Land Development	$3,640	$2,674	$3,054	$1,739	$902	$312	$—	$—	$12,321
Performing Loans	3,640	2,383	3,054	1,736	902	312	—	—	12,027
Non-Performing Loans	—	291	—	3	—	—	—	—	294

Installment loans to individuals	$35,274	$17,322	$7,121	$2,827	$9,786	$17,276	$13,769	$145	$103,520
Performing Loans	35,112	17,229	7,121	2,824	9,754	17,206	13,769	145	103,160
Non-Performing Loans	162	93	—	3	32	70	—	—	360

Total loans not subject to risk rating	$426,323	$792,154	$560,877	$316,732	$144,540	$373,249	$507,774	$5,982	$3,127,631
Performing Loans	425,809	784,536	554,593	307,592	139,934	356,741	506,108	4,805	3,080,118
Non-Performing Loans	514	7,618	6,284	9,140	4,606	16,508	1,666	1,177	47,513

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

The following table discloses gross charge-offs by year of origination for the year ended December 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Charge-offs
Commercial, financial, agricultural	$898	$1,909	$235	$131	$635	$4,165	$865	$—	$8,838
Lease financing	883	273	248	72	48	—	—	—	1,524
Real estate – construction:
Residential	—	57	—	—	—	—	—	—	57
Commercial	—	—	—	—	—	—	—	—	—
Total real estate – construction	—	$57	—	—	—	—	—	—	$57
Real estate – 1-4 family mortgage:
Primary	—	17	—	—	—	92	—	—	109
Home equity	—	—	—	—	25	90	—	—	115
Rental/investment	—	—	91	72	10	20	—	—	193
Total real estate – 1-4 family mortgage	—	$17	$91	$72	$35	$202	—	—	$417
Real estate – commercial mortgage:
Owner-occupied	—	—	—	—	—	582	—	—	582
Non-owner occupied	—	—	—	—	—	4,986	—	—	4,986
Total real estate – commercial mortgage	—	—	—	—	—	$5,568	—	—	$5,568
Installment loans to individuals	$29	$45	$43	$35	$7	$2,477	—	—	$2,636
Loans, net of unearned income	$1,810	$2,301	$617	$310	$725	$12,412	$865	$—	$19,040
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

Loans at December 31, 2022	$33,011
New loans and advances	280
Payments received	(216)
Changes in related parties	(28,012)
Loans at December 31, 2023	$5,063
The change in related parties in the table above relates to the retirement of a director in April 2023, after which he was no longer considered a related party. No related party loans were classified as past due or nonaccrual at December 31, 2023 or 2022. Unfunded commitments to certain executive officers and directors and their associates totaled $5,641 and $7,387 at December 31, 2023 and 2022, respectively.
During 2022, the Company acquired Southeastern Commercial Finance, LLC and Republic Business Credit. The acquired loans were added to the commercial, financial, and agricultural loan category at their fair value of $105,610 at the date of acquisition. The carrying amount of purchased credit deteriorated (“PCD”) loans at the acquisition date is detailed below.

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

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Year Ended December 31, 2023
Allowance for credit losses on loans:
Beginning balance	$44,255	$19,114	$44,727	$71,798	$2,463	$9,733	$192,090
Impact of PCD loans acquired during the period	25	—	—	—	—	—	25
Charge-offs	(8,838)	(57)	(417)	(5,568)	(1,524)	(2,636)	(19,040)
Recoveries	3,090	48	389	712	18	2,453	6,710
Net charge-offs	(5,748)	(9)	(28)	(4,856)	(1,506)	(183)	(12,330)
Provision (recoveries) of credit losses on loans	5,448	(493)	2,584	10,078	1,558	(382)	18,793
Ending balance	$43,980	$18,612	$47,283	$77,020	$2,515	$9,168	$198,578
Period-End Amount Allocated to:
Individually evaluated	$9,093	$—	$83	$1,132	$—	$270	$10,578
Collectively evaluated	34,887	18,612	47,200	75,888	2,515	8,898	188,000
Ending balance	$43,980	$18,612	$47,283	$77,020	$2,515	$9,168	$198,578
Loans:
Individually evaluated	$18,026	$—	$11,600	$15,705	$—	$270	$45,601
Collectively evaluated	1,853,795	1,333,397	3,428,319	5,470,845	116,020	103,253	12,305,629
Ending balance	$1,871,821	$1,333,397	$3,439,919	$5,486,550	$116,020	$103,523	$12,351,230

Nonaccruing loans with no allowance for credit losses	$1,689	$—	$10,876	$11,027	$—	$—	$23,592

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Allowance for Credit Losses (continued)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Year Ended December 31, 2022
Allowance for credit losses on loans:
Beginning balance	$33,922	$16,419	$32,356	$68,940	$1,486	$11,048	$164,171
Impact of PCD loans acquired during the period	11,460	—	—	—	—	—	11,460
Charge-offs	(5,120)	—	(757)	(5,134)	(7)	(3,167)	(14,185)
Recoveries	2,471	—	821	418	146	3,000	6,856
Net charge-offs	(2,649)	—	64	(4,716)	139	(167)	(7,329)
Provision for credit losses on loans	1,522	2,695	12,307	7,574	838	(1,148)	23,788
Ending balance	$44,255	$19,114	$44,727	$71,798	$2,463	$9,733	$192,090
Period-End Amount Allocated to:
Individually evaluated	$4,397	$—	$46	$1,729	$—	$270	$6,442
Collectively evaluated	39,858	19,114	44,681	70,069	2,463	9,463	185,648
Ending balance	$44,255	$19,114	$44,727	$71,798	$2,463	$9,733	$192,090
Loans:
Individually evaluated	$8,536	$489	$9,202	$10,953	$—	$270	$29,450
Collectively evaluated	1,665,347	1,329,848	3,207,061	5,107,110	115,013	124,475	11,548,854
Ending balance	$1,673,883	$1,330,337	$3,216,263	$5,118,063	$115,013	$124,745	$11,578,304

Nonaccruing loans with no allowance for credit losses	$464	$—	$7,278	$3,157	$—	$—	$10,899
The Company’s allowance for credit loss model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. While credit metrics remained relatively stable, loan growth caused the Company’s allowance model to indicate that an increase to the allowance for credit losses was appropriate during 2023.

Allowance for Credit Losses on Unfunded Loan Commitments
The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments included in other liabilities in the Consolidated Balance Sheets for the periods presented.

	Year Ended
	2023	2022
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$20,118	$20,035
(Recovery of) provision for credit losses on unfunded loan commitments	(3,200)	83
Ending balance	$16,918	$20,118

Note 5 – Premises and Equipment
(In Thousands)
Bank premises and equipment at December 31 are summarized as follows:

	2023	2022
Premises	$258,481	$250,038
Leasehold improvements	36,308	33,325
Furniture and equipment	68,546	68,275
Computer equipment	27,102	26,356
Autos	144	143
Lease right-of-use assets	48,517	54,930
Total	439,098	433,067
Accumulated depreciation	(155,903)	(149,472)
Net	$283,195	$283,595
Depreciation expense was $14,881, $14,857 and $16,406 for the years ended December 31, 2023, 2022 and 2021, respectively.
See Note 23, “Leases,” for further details regarding the Company’s right-of-use assets.

Note 6 – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”), net of valuation allowances and direct write-downs, as of the dates presented:

	December 31, 2023	December 31, 2022
Residential real estate	$1,211	$699
Commercial real estate	8,407	62
Residential land development	4	246
Commercial land development	—	756
Total	$9,622	$1,763
Changes in the Company’s OREO were as follows for the periods presented:

Total OREO
Balance at December 31, 2021	$2,540
Transfers of loans	2,207
Impairments	(110)
Dispositions	(2,875)
Other	1
Balance at December 31, 2022	$1,763
Transfers of loans	10,738
Impairments	(18)
Dispositions	(2,840)
Other	(21)
Balance at December 31, 2023	$9,622

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 6 – Other Real Estate Owned (continued)

At December 31, 2023 and 2022, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $395 and $375, respectively.
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows, as of the dates presented:

	Year Ended December 31,
	2023	2022	2021
Repairs and maintenance	$103	$54	$79
Property taxes and insurance	427	93	69
Impairments	18	110	306
Net gains on OREO sales	(275)	(703)	(176)
Rental income	(6)	(7)	(25)
Total	$267	$(453)	$253

Note 7 – Goodwill and Other Intangible Assets
(In Thousands)
Changes in the carrying amount of goodwill during the years ended December 31, 2023 were as follows:

	Community Banks	Insurance	Total
Balance at December 31, 2021	$936,916	$2,767	$939,683
Additions to goodwill from the Southeastern Commercial Finance, LLC acquisition	6,608	—	6,608
Additions to goodwill from the Continental Republic Capital, LLC acquisition	45,417	—	45,417
Balance at December 31, 2022	$988,941	$2,767	$991,708
Measurement period adjustments to goodwill from the Continental Republic Capital, LLC acquisition	(43)	—	(43)
Balance at December 31, 2023	$988,898	$2,767	$991,665

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 7 – Goodwill and Other Intangible Assets (continued)

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2023
Core deposit intangible	$82,492	$(68,383)	$14,109
Customer relationship intangible	7,670	(2,984)	4,686
Total finite-lived intangible assets	$90,162	$(71,367)	$18,795
December 31, 2022
Core deposit intangible	$82,492	$(64,339)	$18,153
Customer relationship intangible	7,670	(1,647)	6,023
Total finite-lived intangible assets	$90,162	$(65,986)	$24,176
Core deposit intangible amortization expense for the years ended December 31, 2023, 2022 and 2021 was $4,044, $4,941 and $5,861, respectively. Customer relationship intangible amortization expense for the year ended December 31, 2023, 2022 and 2021 was $1,337, $181 and $181, respectively.
The estimated amortization expense of finite-lived intangible assets for the five succeeding fiscal years is summarized as follows:

	Core Deposit Intangible	Customer Relationship Intangible	Total
2024	$3,498	$1,192	$4,690
2025	3,102	1,048	4,150
2026	2,899	860	3,759
2027	2,775	628	3,403
2028	1,836	483	2,319

Note 8 – Mortgage Servicing Rights
(In Thousands)
Changes in the Company’s mortgage servicing rights (“MSRs”) were as follows, for the periods presented:

Carrying Value at January 1, 2022	$89,018
Sale of MSRs	(15,565)
Capitalization	22,788
Amortization	(11,793)
Carrying Value at December 31, 2022	$84,448
Capitalization	17,079
Amortization	(9,839)
Carrying Value at December 31, 2023	$91,688
The gains recognized on the sale of MSRs are included in “Mortgage banking income” in the Consolidated Statements of Income. During 2022, the Company sold a portion of its MSR portfolio with a carrying value of $15,565 for a pretax gain of $2,960. The Company recognized a gain of $547 in 2023 related to a holdback of those previously sold MSR assets.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 – Mortgage Servicing Rights (continued)
Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31 are as follows:

	2023	2022	2021
Unpaid principal balance	$7,826,182	$7,494,413	$8,728,629
Weighted-average prepayment speed (CPR)	8.77%	7.00%	10.56%
Estimated impact of a 10% increase	$(2,653)	$(5,393)	$(3,875)
Estimated impact of a 20% increase	(5,457)	(10,354)	(7,464)

Discount rate	10.85%	10.30%	9.82%
Estimated impact of a 100bp increase	$(4,753)	$(1,765)	$(4,153)
Estimated impact of a 200bp increase	(9,149)	(3,957)	(8,119)

Weighted-average coupon interest rate	3.88%	3.51%	3.29%
Weighted-average servicing fee (basis points)	33.24	32.44	30.37
Weighted-average remaining maturity (in years)	7.50	8.33	6.69
The movement of mortgage interest rates has an inverse relationship with prepayment speeds and discount rates.
The Company recorded servicing fees of $18,081, $18,452 and $17,968, for the twelve months ended December 31, 2023, 2022 and 2021, respectively. These fees are included under the line item “Mortgage banking income” in the Consolidated Statements of Income.

Note 9 – Deposits
(In Thousands)
The following is a summary of deposits as of December 31:

	2023	2022
Noninterest-bearing deposits	$3,583,675	$4,558,756
Interest-bearing demand deposits	6,923,039	6,151,142
Savings deposits	874,842	1,081,628
Time deposits(1)	2,695,229	1,695,440
Total deposits	$14,076,785	$13,486,966
(1) Includes brokered deposits in the amount of $461,441 and $233,133 for 2023 and 2022, respectively.
The approximate scheduled maturities of time deposits, including brokered deposits, at December 31, 2023 are as follows:

2024	$2,503,555
2025	124,327
2026	38,439
2027	21,873
2028	4,567
Thereafter	2,468
Total	$2,695,229
The aggregate amount of time deposits in denominations of $250 or more at December 31, 2023 and 2022 was $774,206 and $402,289, respectively. Certain executive officers and directors and their respective affiliates had amounts on deposit with Renasant Bank of approximately $10,800 and $25,537 at December 31, 2023 and 2022, respectively.

Note 10 – Short-Term Borrowings
(In Thousands)
Short-term borrowings as of December 31 are summarized as follows:

	2023	2022
Securities sold under agreements to repurchase	$7,577	$12,232
Federal Home Loan Bank short-term advances	300,000	700,000
Total short-term borrowings	$307,577	$712,232
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
Federal funds purchased, of which there were none outstanding at December 31, 2023 and 2022, are short term borrowings, generally overnight borrowings, between financial institutions that are generally used to maintain reserve requirements at the Federal Reserve Bank or elsewhere. Short-term borrowings from the FHLB (i.e. advances with original maturities of less than one year) are used to meet day to day liquidity needs. The Company had availability on unused lines of credit with the FHLB of $2,922,315 at December 31, 2023.
The average balances and cost of funds of short-term borrowings for the years ending December 31 are summarized as follows:

	Average Balances			Cost of Funds
	2023	2022	2021	2023	2022	2021
Federal Home Loan Bank short-term advances	$453,630	$175,370	$—	4.11%	2.52%	—%
Federal funds purchased	25	97	747	6.34	3.97	0.33
Securities sold under agreements to repurchase	8,037	12,217	12,662	0.98	0.36	0.29
Total short-term borrowings	$461,692	$187,684	$13,409	4.05%	2.38%	0.29%
The Company maintains lines of credit with correspondent banks totaling $180,000 at December 31, 2023. Interest is charged at the market federal funds rate on all advances. There were no amounts outstanding under these lines of credit at December 31, 2023 or 2022.

Note 11 – Long-Term Debt
(In Thousands)
Long-term debt as of December 31, 2023 and 2022 is summarized as follows:

	2023	2022
Federal Home Loan Bank advances	$—	$—
Junior subordinated debentures	112,978	112,042
Subordinated notes	316,422	316,091
Total long-term debt	$429,400	$428,133
Federal Home Loan Bank Advances
Long-term FHLB borrowings, of which none were outstanding at December 31, 2023 and 2022, are used to match fund fixed rate loans in order to minimize interest rate risk and also are used to meet day to day liquidity needs, particularly when the cost

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Long-Term Debt (continued)
of such borrowings compares favorably to the rates required to attract deposits. The Company did not prepay any outstanding long-term advances from the FHLB during 2023 and 2022. In connection with the prepayment of $150,000 in long-term advances from the FHLB during 2021, the Company incurred penalty charges of $6,123 which is included in the line item “Debt prepayment penalty” in the Consolidated Statements of Income.
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
The interest rate on the debentures reprices quarterly equal to the three-month CME Term SOFR at the determination date plus the applicable spread. The debentures owned by the respective trusts are currently redeemable at par. The following table provides the details of the debentures as of December 31, 2023:

	Principal Amount	Carrying Value	Spread (in bps)	Year of Maturity	Amount Included in Tier 1 Capital
PHC Statutory Trust I	$20,619	$20,619	285	2033	$20,000
PHC Statutory Trust II	31,959	31,959	187	2035	31,000
Capital Bancorp Capital Trust I	12,372	12,372	150	2035	12,000
First M&F Statutory Trust I	30,928	24,620	133	2036	23,693
Brand Trust I	10,310	9,675	205	2035	9,365
Brand Trust II	5,155	5,200	300	2037	5,045
Brand Trust III	5,155	5,200	300	2038	5,045
Brand Trust IV	3,093	3,333	375	2038	3,240
Total		$112,978			$109,388
The Company has entered into an interest rate swap agreement on the First M&F Statutory Trust I pursuant to which the Company received an amount approximately equal to the interest paid on the debentures and paid a fixed rate of interest equal to 4.18% at December 31, 2023.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 11 – Long-Term Debt (continued)

Issue Date	Initial principal	Fixed rate	Fixed to floating transition date	Benchmark rate	Spread (in bps)	Debt outstanding	Maturity
August 22, 2016	$40,000	5.50%	September 1, 2026	3-month CME Term SOFR	407.1	$40,000	September 1, 2031
September 3, 2020	$100,000	4.50%	September 15, 2030	3-month CME Term SOFR	402.5	$100,000	September 15, 2035
November 23, 2021	$200,000	3.00%	December 1, 2026	3-month CME Term SOFR	191	$196,700	December 1, 2031
Debt issuance costs and fair value adjustment						(20,278)
Total subordinated debt						$316,422
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
During 2023, the Company purchased and subsequently extinguished $3,300 of its aggregate $200,000 fixed-to-floating subordinated notes and realized a gain of $620. During October and December 2021, respectively, the Company redeemed at par its $15,000 6.50% fixed-to-floating rate subordinated notes and redeemed $30,000 of its aggregate $60,000 5.00% fixed-to-floating rate subordinated notes, with the remaining $30,000 of such notes redeemed in the first quarter of 2022.
The aggregate stated maturities of long-term debt outstanding at December 31, 2023, are summarized as follows:

	Federal Home Loan Bank advances	Junior subordinated debentures	Subordinated notes	Total
2024	$—	$—	$—	$—
2025	—	—	—	—
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
Thereafter	—	112,978	316,422	429,400
Total	$—	$112,978	$316,422	$429,400

Note 12 – Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
Pension and Post-retirement Medical Plans
The Company sponsors a noncontributory defined benefit pension plan, under which participation and benefit accruals ceased as of December 31, 1996. The Company’s funding policy is to contribute annually to the plan an amount not less than the minimum required contribution, as determined annually by consulting actuaries in accordance with funding standards imposed under the Internal Revenue Code of 1986, as amended. No contributions were made or required in 2023 or 2022. The Company does not anticipate that a contribution will be required in 2024. The plan’s accumulated benefit obligation and projected benefit obligation are substantially the same since benefit accruals have ceased. The accumulated benefit obligation was $20,195 and $21,230 at December 31, 2023 and 2022, respectively. There is no additional minimum pension liability required to be recognized.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Employee Benefit and Deferred Compensation Plans (continued)

The Company provides retiree medical benefits, consisting of the opportunity to purchase coverage at subsidized rates under the Company’s group medical plan. Employees eligible to participate must (i) have been employed by the Company and enrolled in the Company’s group medical plan as of December 31, 2004 and (ii) retire from the Company between ages 55 and 65 with at least 15 years of service or 70 points (points determined as the sum of the employee’s age and years of service). The Company periodically determines the portion of the premiums to be paid by each retiree and the portion to be paid by the Company. Coverage ceases when a retiree attains age 65 and is eligible for Medicare. The Company contributed $41 and $3 to the plan in 2023 and 2022, respectively; the Company expects to contribute approximately $85 in 2024.
The Company accounts for its obligations related to retiree benefits in accordance with ASC 715, “Compensation – Retirement Benefits.” The assumed rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) for 2023 is 7.7%. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation or the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2023 and for the year then ended.
The following table presents information relating to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits - Renasant”) and the post-retirement health and life plan (“Other Benefits”) as of December 31, 2023 and 2022:

	Pension Benefits Renasant		Other Benefits
	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$21,230	$27,567	$551	$586
Service cost	—	—	1	4
Interest cost	995	738	22	12
Plan participants’ contributions	—	—	49	85
Actuarial loss (gain)	74	(5,256)	(21)	(48)
Benefits paid	(2,104)	(1,819)	(90)	(88)
Benefit obligation at end of year	$20,195	$21,230	$512	$551
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$20,854	$30,399
Actual return on plan assets	1,369	(7,726)
Contribution by employer	—	—
Benefits paid	(2,104)	(1,819)
Fair value of plan assets at end of year	$20,119	$20,854
Funded status at end of year	$(76)	$(376)	$(512)	$(551)
Weighted-average assumptions as of December 31
Discount rate used to determine the benefit obligation	4.74%	4.94%	4.53%	4.74%
The discount rate assumptions at December 31, 2023 were determined using a yield curve approach. A yield curve was developed from a selection of high quality fixed-income investments whose cash flows approximate the timing and amount of expected cash flows from the plans. The selected discount rate is the rate that produces the same present value of the plans’ projected benefit payments.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Employee Benefit and Deferred Compensation Plans (continued)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for the defined benefit pension and post-retirement health and life plans for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Pension Benefits Renasant			Other Benefits
	2023	2022	2021	2023	2022	2021
Service cost	$—	$—	$—	$1	$4	$5
Interest cost	995	738	682	22	12	14
Expected return on plan assets	(1,236)	(1,684)	(1,768)	—	—	—
Recognized actuarial loss (gain)	523	243	265	(61)	(76)	(3)
Net periodic benefit cost	282	(703)	(821)	(38)	(60)	16
Net actuarial (gain) loss arising during the period	(60)	4,155	577	(20)	(48)	(221)
Amortization of net actuarial (loss) gain recognized in net periodic pension cost	(523)	(243)	(265)	61	76	3
Total recognized in other comprehensive income	(583)	3,912	312	41	28	(218)
Total recognized in net periodic benefit cost and other comprehensive income	$(301)	$3,209	$(509)	$3	$(32)	$(202)
Weighted-average assumptions as of December 31
Discount rate used to determine net periodic pension cost	4.94%	2.79%	2.44%	4.74%	2.35%	1.77%
Expected return on plan assets	6.25%	5.75%	6.00%	N/A	N/A	N/A
Future estimated benefit payments under the Renasant defined benefit pension plan and other benefits are as follows:

	Pension Benefits Renasant	Other Benefits
2024	$2,081	$85
2025	2,023	104
2026	1,933	87
2027	1,860	74
2028	1,844	50
2029 - 2033	8,048	170

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Employee Benefit and Deferred Compensation Plans (continued)

Amounts recognized in accumulated other comprehensive income, before tax, for the year ended December 31, 2023 are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss (gain)	10,723	(230)
Total	$10,723	$(230)
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2024 are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss (gain)	(517)	94
Total	$(517)	$94
Approximately 89% of the pension plan’s assets are invested in a collective trust, which in turn invests in other collective or pooled trusts with individual investment mandates. The collective trust’s asset allocation is approximately 75% in growth assets, consisting of interests in trusts invested in equity securities, high yield fixed income securities, and direct real estate investments (approximately 6% of assets), and approximately 25% in assets intended to hedge against the volatility arising from interest rate risk, consisting of interests in trusts invested in long duration fixed income securities. The collective trust is actively managed, allowing changes in the asset allocation to enhance returns and mitigate risk, with the mandate to preserve the funded status of the plan through portfolio growth and interest rate hedging. Management’s investment committee periodically reviews the collective trust’s performance and asset allocation to ensure that the plan’s investment objectives are satisfied and that the investment strategy of the trust has not materially changed.
The remaining 11% of the pension plan’s assets are managed by Park Place Capital, a wholly owned subsidiary of Renasant Bank. These assets are invested in large cap securities on which covered call options are written to generate income.
The expected long-term rate of return was estimated using market benchmarks for investment classes applied to the plan’s target asset allocation and was computed using a valuation methodology which projects future returns based on current valuations rather than historical returns.
The fair values of the Company’s defined benefit pension plan assets by category at December 31, 2023 and 2022 are below. Investments in collective trusts consist of trusts that invest primarily in liquid equity and fixed income securities and have a small direct investment in real estate. There is generally no restriction on redemptions or withdrawals for benefit payments or in the event of plan termination; 60 days notice is required to redeem or withdraw assets for any other purpose.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at net asset value per share (“NAV”)	Totals
December 31, 2023
Cash and cash equivalents	$1,042	$—	$—	$—	$1,042
Investments in collective trusts	—	—	—	17,830	17,830
U.S. government securities	—	47	—	—	47
Corporate stocks	1,200	—	—	—	1,200
	$2,242	$47	$—	$17,830	$20,119

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Employee Benefit and Deferred Compensation Plans (continued)

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Totals
December 31, 2022
Cash and cash equivalents	$66	$—	$—	$—	$66
Investments in collective trusts	—	—	—	20,788	20,788
	$66	$—	$—	$20,788	$20,854
Other Retirement Plans
The Company maintains a 401(k) plan, which is a contributory plan maintained in the form of a “safe harbor” arrangement. Employees are immediately enrolled in the plan and eligible to make pre-tax deferrals, subject to limits imposed under the plan and the deferral limit established annually by the IRS, and receive Company matching contributions not in excess of 4% of compensation. The Company may make a discretionary profit-sharing contribution for each eligible participant in an amount up to 5% of plan compensation and 5% of plan compensation in excess of the Social Security wage base. To be eligible to receive this profit-sharing contribution, an employee must: (i) be employed on the last day of the year and be credited with 1000 hours of service during the year; (ii) die or become disabled during the year; or (iii) have attained the early or normal retirement age (as defined in the plan). Senior executive officers of the Bank are not eligible to receive these discretionary contributions. No profit-sharing contribution was made for the year 2023. The Company’s costs related to the 401(k) plan, excluding employee deferrals, in 2023, 2022 and 2021 were $6,757, $7,045 and $11,919, respectively.
Deferred Compensation Plans and Arrangements
The Company maintains two deferred compensation plans: a Deferred Stock Unit Plan and a Deferred Income Plan. Nonemployee directors may defer all or a portion of their retainer; eligible officers may defer base salary and bonus subject to limits determined annually by the Company. Amounts deferred to the Deferred Stock Unit Plan are invested in units representing shares of the Company’s common stock; benefits are paid in the form of common stock, with cash distributed in lieu of fractional shares. Amounts deferred to the Deferred Income Plan are notionally invested in the discretion of each participant from among investment alternatives substantially similar to those available under the Company’s 401(k) plan. Directors and officers who participated in the predecessor to the Deferred Income Plan as of December 31, 2006, may also invest in a preferential interest rate alternative that is derived from the Moody’s Average Corporate Bond Rate. Benefits payable from the Deferred Income Plan equal the account balance of each participant. A director or officer’s beneficiaries may receive an additional preretirement death benefit from the Deferred Income Plan when the officer or director has continuously deferred at rates prescribed by the Company since January 1, 2005, and when such officer or director dies while employed by the Company or serving as a director.
In connection with the Company’s acquisition of Brand Group Holdings, Inc., the Company assumed the Brand Group Holdings, Inc. Deferred Compensation Plan. Deferral elections in effect as of the time of acquisition were given effect for compensation earned during 2018; no further deferrals have been or will be made to the plan. Account balances maintained under the plan will be distributed as provided under the terms of the plan and individual participant elections. Pending distribution, balances will be notionally invested by each participant in designated investment alternatives.
The Company’s Deferred Stock Unit and Deferred Income Plan are unfunded. It is anticipated that such plans will result in no additional cost to the Company because life insurance policies on the lives of participants have been purchased in amounts estimated to be sufficient to pay plan benefits. The Company is both the owner and beneficiary of the policies. The expense recorded in 2023, 2022 and 2021 for the Company’s Deferred Stock Unit and Deferred Income Plan, including deferrals, was $3,265, $1,486 and $3,274, respectively.
In 2007, the Company assumed supplemental executive retirement plans (SERPs) in connection with the acquisition of Capital Bancorp, Inc. and its affiliates. The plans are designed to provide four officers specified annual benefits for a 15-year period upon the attainment of a designated retirement age. Liabilities associated with the SERPs totaled $3,345 and $3,523 at December 31, 2023 and 2022, respectively. The plans are not qualified under Section 401 of the Internal Revenue Code of 1986, as amended.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Employee Benefit and Deferred Compensation Plans (continued)

Incentive Compensation Plans
Under the Company’s Performance Based Rewards Plan, annual cash bonuses are paid to eligible officers and employees, subject to the attainment of designated performance criteria that may relate to the Company’s performance, the performance of an affiliate, region, division or profit center, and/or to individual or team performance. The Company annually sets minimum, target, and superior levels of performance. Minimum performance must be attained for the payment of any bonus; superior performance must be attained for maximum payouts. The expense associated with the plan for 2023, 2022 and 2021 was $10,030, $9,545 and $8,609, respectively.
In 2020, the Company implemented the 2020 Long-Term Incentive Compensation Plan that provides for the grant of stock options and stock appreciation rights and the award of restricted stock and restricted stock units.
Options granted under the plan permit the acquisition of shares of the Company’s common stock at an exercise price equal to the fair market value of the shares on the date of grant. Options may be subject to time-based vesting or the attainment of performance criteria; all options expire ten years after the date of grant. Options that do not vest or expire unexercised are forfeited and canceled. Stock appreciation rights may be granted under the plan on terms similar to options. There were no stock options or stock appreciation rights granted during the years ended December 31, 2023, 2022 or 2021. There was no compensation expense (recognized or unrecognized) associated with options for the years ended December 31, 2023, 2022 or 2021.

No options remained outstanding as of December 31, 2021. The following table summarizes information about options outstanding, exercised and forfeited as of and for the year ended December 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2021	10,500	$14.96
Granted	—	—
Exercised	(10,500)	14.96
Forfeited	—	—
Outstanding at December 31, 2021	—	$—	0.00	$—
Exercisable at December 31, 2021	—	$—	0.00	$—
The total intrinsic value of options exercised during the year ended December 31, 2021 was $262. All options that were fully vested and exercisable as of December 31, 2018 have been exercised.
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
In 2023, the Company made performance-based and time-based restricted stock awards; restricted stock units were not awarded. The fair value of each restricted stock award is the closing price of the Company’s common stock on the business day immediately preceding the date of the award. For restricted stock awarded under the plan, the Company recorded compensation expense of $13,458, $11,244 and $9,882 for the years ended December 31, 2023, 2022 and 2021, respectively. The following table summarizes the changes in restricted stock as of and for the year ended December 31, 2023:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Employee Benefit and Deferred Compensation Plans (continued)

	Performance- Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Not vested at beginning of year	155,838	$36.23	680,403	$36.23
Awarded	90,067	34.56	344,117	35.22
Vested	(76,330)	33.93	(213,452)	34.78
Forfeited and cancelled	—	—	(31,504)	35.67
Not vested at end of year	169,575	$36.38	779,564	$36.20
Unrecognized stock-based compensation expense related to restricted stock totaled $13,487 at December 31, 2023. As of such date, the weighted average period over which the unrecognized expense is expected to be recognized was approximately 1.78 years.
At December 31, 2023, an aggregate of 1,774,438 shares of Company common stock were available for issuance under the Company’s employee benefit plans of which 950,594 shares were available for issuance under the Company’s 401(k) plan, 132,246 shares were available under the Company’s Deferred Stock Unit Plan, and 690,598 shares were available under the Company’s 2020 Long-Term Incentive Compensation Plan.

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
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

	Balance Sheet	December 31, 2023		December 31, 2022
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$532,279	$13,567	$258,646	$11,354
Interest rate lock commitments	Other Assets	61,957	1,483	62,901	1,231
Forward commitments	Other Assets	20,000	43	84,000	484
Totals		$614,236	$15,093	$405,547	$13,069
Derivative liabilities:
Interest rate contracts	Other Liabilities	$535,725	$13,567	$258,646	$11,354
Interest rate lock commitments	Other Liabilities	2,292	—	19,488	98
Forward commitments	Other Liabilities	165,000	2,605	73,000	1,198
Totals		$703,017	$16,172	$351,134	$12,650
Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows, as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Derivative Instruments (continued)

	Year Ended December 31,
	2023	2022	2021
Interest rate contracts:
Included in interest income on loans	$8,156	$2,470	$2,027
Interest rate lock commitments:
Included in mortgage banking income	319	(4,128)	(14,563)
Forward commitments
Included in mortgage banking income	(1,848)	(645)	5,021
Total	$6,627	$(2,303)	$(7,515)
Derivatives designated as cash flow hedges
Cash flow hedge relationships mitigate exposure to the variability of future cash flow or other forecasted transactions. The Company uses interest rate swap contracts in an effort to manage future interest rate exposure on borrowings. The swap hedging strategy converts the SOFR-based variable interest rate on the forecasted borrowings to a fixed interest rate. The collar hedging strategy stabilizes interest rate fluctuation by setting both a floor and a cap.
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	December 31, 2023		December 31, 2022
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$130,000	$21,486	$130,000	$24,514
Interest rate collars	Other Assets	200,000	572	200,000	464
Totals		$330,000	$22,058	$330,000	$24,978
Derivative liabilities:
Interest rate swaps	Other Liabilities	$—	$—	$—	$—
Interest rate collars	Other Liabilities	250,000	384	250,000	746
Totals		$250,000	$384	$250,000	$746
The impact on other comprehensive income for the years ended December 31, 2023, 2022, and 2021, is described in Note 16, “Other Comprehensive Income (Loss).”
In October 2021, the Company terminated four interest rate swap contracts with notional amounts of $25,000 each. These swaps hedged forecasted future FHLB borrowings which were no longer expected to occur. As a result of the termination the Company recognized a gain of $4,676 for the year ended December 31, 2021. There were no such terminations in 2022 or 2023.
Derivatives designated as fair value hedges
Fair value hedges protect against changes in the fair value of an asset, liability or firm commitment. The Company enters into interest rate swap agreements to manage interest rate exposure on certain of the Company’s fixed-to-floating rate subordinated notes. The agreements convert the currently-fixed interest rates to SOFR-based variable interest rates.
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	December 31, 2023		December 31, 2022
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$17,052	$100,000	$19,789

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Derivative Instruments (continued)

The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Year ended December 31,
	Location	2023	2022	2021
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$2,737	$(14,378)	$(5,202)
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$(2,737)	$14,378	$5,202

The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Long-term debt	$81,791	$78,881	$17,052	$19,789
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Gross amounts recognized	$29,284	$36,493	$26,425	$22,056
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	29,284	36,493	26,425	22,056
Gross amounts not offset in the consolidated balance sheets
Financial instruments	23,863	22,056	23,863	22,056
Financial collateral pledged	—	—	1,074	—
Net amounts	$5,421	$14,437	$1,488	$—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Income Taxes
(In Thousands)
Significant components of the provision for income taxes are as follows for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$36,138	$39,507	$34,629
State	1,376	3,453	895
	37,514	42,960	35,524
Deferred
Federal	(1,187)	1,630	9,168
State	(3,818)	650	2,243
	(5,005)	2,280	11,411
	$32,509	$45,240	$46,935
The reconciliation of income taxes computed at the United States federal statutory tax rates to the provision for income taxes is as follows, for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Tax at U.S. statutory rate	$37,209	$44,375	$46,794
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(1,505)	(1,832)	(1,669)
BOLI income	(2,197)	(1,946)	(1,547)
Investment tax credits	(1,901)	(928)	(988)
Amortization of investment in low-income housing tax credits	1,741	683	817
State income tax expense, net of federal benefit	(1,929)	3,241	2,479
Other items, net	1,091	1,647	1,049
	$32,509	$45,240	$46,935

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows for the periods presented:

	December 31,
	2023	2022
Deferred tax assets
Allowance for credit losses	$53,432	$52,551
Loans	1,631	2,518
Deferred compensation	15,310	14,447
Net unrealized losses on securities	51,211	70,999
Impairment of assets	138	316
Tax credits	4,035	—
Net operating loss carryforwards	33	497
Investments in partnerships	1,491	1,164
Lease liabilities under operating leases	13,066	14,641
Realized losses on securities	4,892	—
Other	2,660	3,523
Total deferred tax assets	147,899	160,656
Deferred tax liabilities
Fixed assets	11,023	10,342
Mortgage servicing rights	21,282	19,624
Junior subordinated debt	1,708	1,948
Intangibles	2,447	2,702
Lease right-of-use asset	12,399	14,018
Other	3,344	1,614
Total deferred tax liabilities	52,203	50,248
Net deferred tax assets	$95,696	$110,408
The effective tax rate was 18.82% and 21.78% for the year ended December 31, 2023 and 2022, respectively. The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2021 through 2023. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2021 through 2023.
The Company acquired federal and state net operating losses as part of its previous acquisitions, with varying expiration periods. While the Company has no remaining state net operating losses as of December 31, 2023, the remaining federal net operating losses have an indefinite carryforward period. Because the benefits are expected to be fully realized, the Company recorded no valuation allowance against the net operating losses for the year ended December 31, 2023.
The table below presents the breakout of net operating losses as of the dates presented.

	December 31,
	2023	2022
Net Operating Losses
Federal	$138	$1,101
State	—	5,666

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Income Taxes (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, related to federal and state income tax matters as of December 31 follows below:

	2023	2022	2021
Balance at January 1	$407	$408	$402
Additions based on positions related to current period	78	65	62
Reductions based on positions related to prior period	—	—	—
Reductions due to lapse of statute of limitations	(86)	(66)	(56)
Balance at December 31	$399	$407	$408
If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate for 2023 relative to any tax positions taken prior to January 1, 2023. The Company had accrued $26, $17 and $15 for interest and penalties related to unrecognized tax benefits as of December 31, 2023, 2022 and 2021, respectively.

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
The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities that are measured on a recurring basis:
Securities available for sale: Securities available for sale consist primarily of debt securities, such as obligations of U.S. Government agencies and corporations and mortgage-backed securities. Where quoted market prices in active markets are available, securities are classified within Level 1 of the fair value hierarchy. If quoted prices from active markets are not available, fair values are based on quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active, or model-based valuation techniques where all significant assumptions are observable in the market. Such instruments are classified within Level 2 of the fair value hierarchy. When assumptions used in model-based valuation techniques are not observable in the market, the assumptions used by management reflect estimates of assumptions used by other market participants in determining fair value. When there is limited transparency around the inputs to the valuation, the instruments are classified within Level 3 of the fair value hierarchy.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Fair Value Measurements (continued)
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
December 31, 2023
Financial assets:
Securities available for sale	$—	$923,279	$—	$923,279
Total securities available for sale	—	923,279	—	923,279
Derivative instruments	—	37,151	—	37,151
Mortgage loans held for sale in loans held for sale	—	179,756	—	179,756
Total financial assets	$—	$1,140,186	$—	$1,140,186
Financial liabilities:
Derivative instruments	$—	$33,608	$—	$33,608

	Level 1	Level 2	Level 3	Totals
December 31, 2022
Financial assets:
Securities available for sale:
Other available for sale securities	$—	$1,533,942	$—	$1,533,942
Total securities available for sale	—	1,533,942	—	1,533,942
Derivative instruments	—	38,047	—	38,047
Mortgage loans held for sale in loans held for sale	—	110,105	—	110,105
Total financial assets	$—	$1,682,094	$—	$1,682,094
Financial liabilities:
Derivative instruments	$—	$33,185	$—	$33,185
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. There were no such transfers between levels of the fair value hierarchy during the year ended December 31, 2023.
For 2023 and 2022, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
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

	Level 1	Level 2	Level 3	Totals
December 31, 2023
Individually evaluated loans, net of allowance for credit losses	$—	$—	$21,303	$21,303
Total	$—	$—	$21,303	$21,303

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Fair Value Measurements (continued)

	Level 1	Level 2	Level 3	Totals
December 31, 2022
Individually evaluated loans, net of allowance for credit losses	$—	$—	$14,732	$14,732
OREO	—	—	1,763	1,763
Total	$—	$—	$16,495	$16,495
The following methods and assumptions are used by the Company to estimate the fair values of the Company’s assets measured on a nonrecurring basis:
Individually evaluated loans: Loans that do not share similar risk characteristics such that they can be evaluated on a collective (pooled) basis are individually evaluated for credit losses each quarter taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Individually evaluated loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Individually evaluated loans that were measured or re-measured at fair value had a carrying value of $37,515 and $18,288 at December 31, 2023 and December 31, 2022, respectively, and a reserve for these loans of $9,753 and $3,556 was included in the allowance for credit losses for the same periods.
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
There was no impairment recognized during 2023 of OREO assets still held in the Consolidated Balance Sheets at period end. The following table presents, as of December 31, 2022, OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets at period-end.

December 31, 2022
Carrying amount prior to remeasurement	$1,842
Impairment recognized in results of operations	(79)
Fair value	$1,763
Mortgage servicing rights: The fair value of mortgage servicing rights is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at December 31, 2023 and December 31, 2022. See Note 8, “Mortgage Servicing Rights,” for information about the valuation adjustments to the Company’s mortgage servicing rights.
The following table presents information as of December 31, 2023 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans, net of allowance for credit losses	$21,303	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$—	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
Net gains of $3,300 resulting from fair value changes of these mortgage loans were recorded in income during 2023, as compared to net losses of $9,854 in 2022 and net gains of $10,354 in 2021. The amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2023 and December 31, 2022:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2023
Mortgage loans held for sale measured at fair value	$179,756	$174,471	$5,285

December 31, 2022
Mortgage loans held for sale measured at fair value	$110,105	$108,143	$1,962
Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2023
Financial assets
Cash and cash equivalents	$801,351	$801,351	$—	$—	$801,351
Securities held to maturity	1,221,464	—	1,121,830	—	1,121,830
Securities available for sale	923,279	—	923,279	—	923,279
Loans held for sale	179,756	—	179,756	—	179,756
Loans, net	12,152,652	—	—	11,594,363	11,594,363
Mortgage servicing rights	91,688	—	—	117,664	117,664
Derivative instruments	37,151	—	37,151	—	37,151
Financial liabilities
Deposits	$14,076,785	$11,381,556	$2,678,494	$—	$14,060,050
Short-term borrowings	307,577	307,577	—	—	307,577
Junior subordinated debentures	112,978	—	96,435	—	96,435
Subordinated notes	316,422	—	255,192	—	255,192
Derivative instruments	33,608	—	33,608	—	33,608

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Fair Value Measurements (continued)

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2022
Financial assets
Cash and cash equivalents	$575,992	$575,992	$—	$—	$575,992
Securities held to maturity	1,324,040	—	1,206,540	—	1,206,540
Securities available for sale	1,533,942	—	1,533,942	—	1,533,942
Loans held for sale	110,105	—	110,105	—	110,105
Loans, net	11,386,214	—	—	10,850,181	10,850,181
Mortgage servicing rights	84,448	—	—	122,454	122,454
Derivative instruments	38,047	—	38,047	—	38,047
Financial liabilities
Deposits	$13,486,966	$11,791,526	$1,653,891	$—	$13,445,417
Short-term borrowings	712,232	712,232	—	—	712,232
Junior subordinated debentures	112,042	—	98,574	—	98,574
Subordinated notes	316,091	—	277,500	—	277,500
Derivative instruments	33,185	—	33,185	—	33,185

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income (loss), net of tax, were as follows:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2023
Securities available for sale:
Unrealized holding gains on securities	$20,194	$5,066	$15,128
Reclassification adjustment for losses realized in net income(1)	41,494	10,431	31,063
Amortization of unrealized holding losses on securities transferred to the held to maturity category	13,557	3,466	10,091
Total securities available for sale	75,245	18,963	56,282
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,558)	(653)	(1,905)
Total derivative instruments	(2,558)	(653)	(1,905)
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	80	20	60
Amortization of net actuarial loss recognized in net periodic pension cost(2)	462	118	344
Total defined benefit pension and post-retirement benefit plans	542	138	404
Total other comprehensive income	$73,229	$18,448	$54,781
Year Ended December 31, 2022
Securities available for sale:
Unrealized holding losses on securities	$(285,829)	$(71,478)	$(214,351)
Amortization of unrealized holding losses on securities transferred to the held to maturity category	4,964	1,263	3,701
Total securities available for sale	(280,865)	(70,215)	(210,650)
Derivative instruments:
Unrealized holding gains on derivative instruments	20,118	5,125	14,993
Total derivative instruments	20,118	5,125	14,993
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the period	(4,107)	(1,045)	(3,062)
Amortization of net actuarial loss recognized in net periodic pension cost(2)	167	42	125
Total defined benefit pension and post-retirement benefit plans	(3,940)	(1,003)	(2,937)
Total other comprehensive loss	$(264,687)	$(66,093)	$(198,594)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Other Comprehensive Income (Loss) (continued)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2021
Securities available for sale:
Unrealized holding losses on securities	$(51,470)	$(13,099)	$(38,371)
Reclassification adjustment for gains realized in net income(1)	(2,170)	(552)	(1,618)
Amortization of unrealized holding gains on securities transferred to the held to maturity category	(73)	(19)	(54)
Total securities available for sale	(53,713)	(13,670)	(40,043)
Derivative instruments:
Unrealized holding gains on derivative instruments	10,848	2,761	8,087
Reclassification adjustment for gains realized in net income related to swap termination	(4,676)	(1,190)	(3,486)
Total derivative instruments	6,172	1,571	4,601
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the period	(356)	(92)	(264)
Amortization of net actuarial loss recognized in net periodic pension cost(2)	262	67	195
Total defined benefit pension and post-retirement benefit plans	(94)	(25)	(69)
Total other comprehensive loss	$(47,635)	$(12,124)	$(35,511)
(1) Included in Net (losses) gains on sales of securities and Impairment losses on securities in the Consolidated Statements of Income
(2) Included in Salaries and employee benefits in the Consolidated Statements of Income

The accumulated balances for each component of other comprehensive income (loss), net of tax, at December 31 were as follows:

	2023	2022	2021
Unrealized losses on securities	$(163,484)	$(219,766)	$(9,116)
Unrealized gains on derivative instruments	17,051	18,956	3,963
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,823)	(8,227)	(5,290)
Total accumulated other comprehensive loss	$(154,256)	$(209,037)	$(10,443)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 17 – Net Income Per Common Share
(In Thousands, Except Share Data)
Basic and diluted net income per common share calculations are as follows for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Basic
Net income applicable to common stock	$144,678	$166,068	$175,892
Average common shares outstanding	56,099,689	55,904,579	56,114,666
Net income per common share—basic	$2.58	$2.97	$3.13
Diluted
Net income applicable to common stock	$144,678	$166,068	$175,892
Average common shares outstanding	56,099,689	55,904,579	56,114,666
Effect of dilutive stock-based compensation	348,474	309,651	309,818
Average common shares outstanding—diluted	56,448,163	56,214,230	56,424,484
Net income per common share—diluted	$2.56	$2.95	$3.12
Outstanding stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Year Ended
	December 31,
	2023	2022	2021
Number of shares	6,600	9,250	—

Note 18 – Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk
(In Thousands)
Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2023 were $3,091,997 and $113,970, respectively, compared to $3,577,614 and $98,357, respectively, at December 31, 2022.
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
The Company’s balance of FHLB stock, which is carried at amortized cost, at December 31, 2023 and 2022, was $20,003 and $36,079, respectively. The required investment for the same time period was $19,098 and $35,417, respectively.
The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance (the “DBCF”). In addition, the FDIC has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends. Accordingly, the approval of the DBCF is required prior to Renasant Bank paying dividends to the Company, and under certain circumstances the approval of the FDIC may be required. At December 31, 2023, the Bank’s earned surplus exceeded the Bank’s capital stock by more than ten times.
In addition to the FDIC and DBCF restrictions on dividends payable by the Bank to the Company, the Federal Reserve provided guidance on the criteria that it will use to evaluate the request by a bank holding company to pay dividends in an aggregate amount that will exceed the company’s earnings for the period in which the dividends will be paid, which did not apply to the Company in 2023 or 2022. For purposes of this analysis, “dividend” includes not only dividends on preferred and common equity but also dividends on debt underlying trust preferred securities and other Tier 1 capital instruments. The Federal Reserve’s criteria evaluates whether the holding company (1) has net income over the past four quarters sufficient to fully fund the proposed dividend (taking into account prior dividends paid during this period), (2) is considering stock repurchases or redemptions in the quarter, (3) does not have a concentration in commercial real estate and (4) is in good supervisory condition, based on its overall condition and its asset quality risk. A holding company not meeting these criteria will require more in-depth consultations with the Federal Reserve.
Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2023, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $188,810. The Company also maintains a $3,000 line of credit collateralized by cash with the Bank. As of December 31, 2023, no loans from the Bank to the Company were outstanding.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 20 – Regulatory Matters (continued)

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications (which include the “capital conservation buffer” discussed below):

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of December 31:

	2023		2022
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,578,918	9.62%	$1,481,197	9.36%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,469,531	10.52%	1,372,747	10.21%
Tier 1 Capital to Risk-Weighted Assets	1,578,918	11.30%	1,481,197	11.01%
Total Capital to Risk-Weighted Assets	2,085,531	14.93%	1,968,001	14.63%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,714,965	10.45%	$1,630,389	10.30%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,714,965	12.25%	1,630,389	12.10%
Tier 1 Capital to Risk-Weighted Assets	1,714,965	12.25%	1,630,389	12.10%
Total Capital to Risk-Weighted Assets	1,888,104	13.49%	1,781,312	13.22%
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 21 – Segment Reporting (continued)

The following table provides financial information for the Company’s operating segments as of and for the years ended December 31, 2023, 2022 and 2021:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
2023
Net interest income	$544,508	$1,653	$34	$(26,868)	$519,327
Provision for credit losses	15,593	—	—	—	15,593
Noninterest income	76,130	12,578	25,311	(944)	113,075
Noninterest expense	409,849	8,652	19,596	1,525	439,622
Income before income taxes	195,196	5,579	5,749	(29,337)	177,187
Income taxes	38,597	1,452	37	(7,577)	32,509
Net income (loss)	$156,599	$4,127	$5,712	$(21,760)	$144,678
Total assets	$17,313,704	$40,405	$6,590	$(164)	$17,360,535
Goodwill	988,898	2,767	—	—	991,665
2022
Net interest income	$498,673	$619	$2,793	$(20,787)	$481,298
Provision for credit losses	23,871	—	—	—	23,871
Noninterest income	114,263	11,821	24,839	(1,670)	149,253
Noninterest expense	366,684	8,442	18,664	1,582	395,372
Income before income taxes	222,381	3,998	8,968	(24,039)	211,308
Income taxes	50,425	1,046	—	(6,231)	45,240
Net income (loss)	$171,956	$2,952	$8,968	$(17,808)	$166,068
Total assets	$16,882,534	$37,567	$75,383	$(7,308)	$16,988,176
Goodwill	988,941	2,767	—	—	991,708
2021
Net interest income	$437,435	$454	$1,657	$(15,545)	$424,001
Recovery for credit losses	(2,168)	—	—	—	(2,168)
Noninterest income	195,214	11,370	22,185	(1,785)	226,984
Noninterest expense	404,566	8,060	16,475	1,225	430,326
Income before income taxes	230,251	3,764	7,367	(18,555)	222,827
Income taxes	50,749	981	—	(4,795)	46,935
Net income (loss)	$179,502	$2,783	$7,367	$(13,760)	$175,892
Total assets	$16,694,710	$33,544	$65,015	$17,042	$16,810,311
Goodwill	936,916	2,767	—	—	939,683

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 22 – Renasant Corporation (Parent Company Only) Condensed Financial Information
(In Thousands)
Balance Sheets

	December 31,
	2023	2022
Assets
Cash and cash equivalents(1)	$169,597	$167,727
Investments	—	—
Investment in bank subsidiary(2)	2,541,195	2,391,721
Accrued interest receivable on bank balances(2)	27	3
Other assets	37,268	28,468
Total assets	$2,748,087	$2,587,919
Liabilities and shareholders’ equity
Junior subordinated debentures	$112,978	$112,042
Subordinated notes	316,422	316,091
Other liabilities	21,304	23,770
Shareholders’ equity	2,297,383	2,136,016
Total liabilities and shareholders’ equity	$2,748,087	$2,587,919
(1)Eliminates in consolidation, with the exception of $1,987 and $1,889 in 2023 and 2022, respectively, pledged for collateral and held at non-subsidiary bank
(2)Eliminates in consolidation
Statements of Income

	Year Ended December 31,
	2023	2022	2021
Income
Dividends from bank subsidiary(1)	$72,042	$68,114	$80,965
Interest income from bank subsidiary(1)	28	5	7
Other dividends	260	134	80
Other income	919	85	32
Total income	73,249	68,338	81,084
Expenses	30,544	24,264	18,661
Income before income tax benefit and equity in undistributed net income of bank subsidiary	42,705	44,074	62,423
Income tax benefit	(7,577)	(6,231)	(4,795)
Equity in undistributed net income of bank subsidiary(1)	94,396	115,763	108,674
Net income	$144,678	$166,068	$175,892
(1)Eliminates in consolidation

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 22 – Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$144,678	$166,068	$175,892
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of bank subsidiary	(94,396)	(115,763)	(108,674)
Amortization/depreciation	1,770	1,478	891
(Decrease) increase in other assets	(8,824)	284	(5,628)
Increase in other liabilities	8,921	9,225	6,952
Net cash provided by operating activities	52,149	61,292	69,433
Investing activities
Sales and maturities of securities and available for sale	—	2,000	5,100
Other investing activities	—	—	(100,000)
Net cash provided by (used in) investing activities	—	2,000	(94,900)
Financing activities
Cash paid for dividends	(50,279)	(49,991)	(50,017)
Repurchase of shares in connection with stock repurchase program	—	—	(21,315)
Repayment of long-term debt	—	(30,000)	(45,000)
Proceeds from issuance of long-term debt	—	—	197,061
Net cash (used in) provided by financing activities	(50,279)	(79,991)	80,729
Increase (decrease) in cash and cash equivalents	1,870	(16,699)	55,262
Cash and cash equivalents at beginning of year	167,727	184,426	129,164
Cash and cash equivalents at end of year	$169,597	$167,727	$184,426

Note 23 – Leases
(In Thousands)

The Company enters into leases in both lessor and lessee capacities.

Lessor Arrangements
As of December 31, 2023 and 2022, the net investment in these leases was $42,761 and $44,049, comprised of $34,929 and $37,301 in lease receivables, $13,446 and $12,875 in residual balances and $5,614 and $6,127 in deferred income, respectively. In order to mitigate potential exposure to residual asset risk, the Company utilizes first amendment or terminal rental adjustment clause leases.

For the twelve months ended December 31, 2023 and 2022, the Company generated $1,441 and $903 in income from these leases, respectively, which is included in interest income on loans on the Consolidated Statements of Income.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 23 – Leases (continued)

The maturities of the lessor arrangements outstanding at December 31, 2023 is presented in the table below.

2024	$313
2025	663
2026	1,006
2027	7,812
2028	574
Thereafter	32,393
Total lease receivables	$42,761
Lessee Arrangements
As of December 31, 2023 and 2022, right-of-use assets totaled $48,517 and $54,930 and lease liabilities totaled $51,130 and $57,369, respectively. The table below provides the components of lease cost and supplemental information for the periods presented.

	Year ended December 31,
	2023	2022
Operating lease cost (cost resulting from lease payments)	$7,333	$7,847
Short-term lease cost	217	29
Variable lease cost (cost excluded from lease payments)	800	1,056
Sublease income	(551)	(624)
Net lease cost	$7,799	$8,308
Operating lease - operating cash flows (fixed payments)	7,171	9,528
Operating lease - operating cash flows (liability reduction)	5,472	7,789
Weighted average lease term - operating leases (in years) (at period end)	18.51	17.96
Weighted average discount rate - operating leases (at period end)	3.49%	3.02%

Right-of-use assets obtained in exchange for new lease liabilities - operating leases	$3,126	$3,475

The maturities of the lessee arrangements outstanding at December 31, 2023 are presented in the table below.

2024	$6,340
2025	5,593
2026	4,909
2027	4,277
2028	4,020
Thereafter	44,967
Total undiscounted cash flows	70,106
Discount on cash flows	18,976
Total operating lease liabilities	$51,130
Rental expense was $6,859, $7,623, and $8,298 for 2023, 2022, and 2021, respectively.

For more information on lease accounting, see Note 1, “Significant Accounting Policies” and on lease financing receivables, see Note 3, “Loans.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based upon their evaluation as of December 31, 2023, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change to internal control over financial reporting during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Trading Plans
During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
The information appearing under the heading “Executive Officers” in the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders is incorporated herein by reference.
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
Directors of the Company, Shareholder Recommendations of Director Candidates, Audit Committee Members and Insider Trading Arrangements and Policies
The information appearing under the headings “Corporate Governance and the Board of Directors,” “Board Members and Compensation - Members of the Board of Directors” and “Delinquent Section 16(a) Reports” in the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders is incorporated herein by reference. Information required by this Item 10 about any material changes to the process by which security holders may recommend nominees to the board of directors in connection with Rule 14a-19 under the Securities Exchange Act of 1934 is included in the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders under the heading “Corporate Governance and the Board of Directors” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information appearing under the headings “Corporate Governance and the Board of Directors - Role of the Board in Risk Oversight,” “Board Members and Compensation - Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Tables” in the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the heading “Stock Ownership” and “Proposal 3 - Amendment of 2020 Long-Term Incentive Compensation Plan to Increase Available Shares - Outstanding Shares” in the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the heading “Corporate Governance and the Board of Directors” in the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information appearing under the heading “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2023, 2022 and 2021 are included in Part II, Item 8, Financial Statements and Supplementary Data, in this report:

(i)	Report on Management’s Assessment of Internal Control over Financial Reporting
(ii)	Reports of Independent Registered Public Accounting Firm
(iii)	Consolidated Balance Sheets – December 31, 2023 and 2022
(iv)	Consolidated Statements of Income – Years ended December 31, 2023, 2022 and 2021
(v)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2023, 2022 and 2021
(vi)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2023, 2022 and 2021
(vii)	Consolidated Statements of Cash Flows – Years ended December 31, 2023, 2022 and 2021
(viii)	Notes to Consolidated Financial Statements

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

(3)(v)
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

(4)(iv)
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

(4)(vi)
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

(4)(viii)
Second Supplemental Indenture dated August 22, 2016 between Renasant Corporation and Wilmington Trust, National Association, filed as exhibit 4.3 to the Form 8-K of the Company filed with the Commission on August 22, 2016 and incorporated herein by reference.

(4)(ix)
Third Supplemental Indenture dated September 3, 2020 between Renasant Corporation and Wilmington Trust, National Association, filed as exhibit 4.2 to the Form 8-K of the Company filed with the Commission on September 3, 2020 and incorporated herein by reference.

(4)(x)
First Amendment to Third Supplemental Indenture dated November 24, 2021 between Renasant Corporation and Wilmington Trust, National Association, filed as exhibit 4.3 to the Form 8-K of the Company filed with the Commission on November 24, 2021 and incorporated herein by reference.

(4)(xi)
Fourth Supplemental Indenture dated November 23, 2021 between Renasant Corporation and Wilmington Trust, National Association, filed as exhibit 4.2 to the Form 8-K of the Company filed with the Commission on November 23, 2021 and incorporated herein by reference.

(4)(xii)	Form of 5.0% Fixed-to-Floating Subordinated Note due 2026 (included in exhibit (4)(vi)).

(4)(xiii)	Form of 5.50% Fixed-to-Floating Subordinated Note due 2031 (included in exhibit (4)(vii)).

(4)(xiv)	Form of 4.50% Fixed-to-Floating Rate Subordinated Note due 2035 (included in exhibit (4)(viii)).

(4)(xv)	Form of 3.00% Fixed-to-Floating Rate Subordinated Note due 2031 (included in exhibit (4)(x)).

(4)(xvi)
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

(10)(xix)	Amendment No. 4 to Executive Employment Agreement dated December 19, 2023 by and between E. Robinson McGraw and Renasant Corporation, filed herewith.*

(10)(xx)	Renasant Corporation Severance Pay Plan, filed as exhibit 10.5 to the Form 8-K of the Company filed with the Commission on February 17, 2009 and incorporated herein by reference.*

(10)(xxi)
Renasant Corporation 2011 Long-Term Incentive Compensation Plan, filed as Exhibit A to the Definitive Proxy Statement of the Company (File No. 001-13253) filed with the Commission on March 17, 2016 and incorporated herein by reference.*

(10)(xxii)
Amendment to the Renasant Corporation 2011 Long-Term Incentive Compensation Plan dated December 20, 2016, filed as exhibit 10.3 to the Form 10-K/A of the Company filed with the Commission on February 28, 2017 and incorporated herein by reference.*

(10)(xxiii)
Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and Kevin D. Chapman, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on January 13, 2016 and incorporated herein by reference.*

(10)(xxiv)
Amendment to the Executive Employment Agreement dated February 14, 2018, between Renasant Corporation and Kevin D. Chapman, filed as exhibit 10.2 to the Form 10-K of the Company filed with the Commission on February 28, 2018 and incorporated herein by reference.*

(10)(xxv)
Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and C. Mitchell Waycaster, filed as exhibit 10.2 to the Form 8-K of the Company filed with the Commission on January 13, 2016 and incorporated herein by reference.*

(10)(xxvi)
Amendment to the Executive Employment Agreement dated February 14, 2018, between Renasant Corporation and C. Mitchell Waycaster, filed as exhibit 10.3 to the Form 10-K of the Company filed with the Commission on February 28, 2018 and incorporated herein by reference.*

(10)(xxvii)
Brand Group Holdings, Inc. Deferred Compensation Plan, as amended on January 1, 2016 and September 5, 2018, filed as exhibit 10.1 to the Form 10-K of the Company filed with the Commission on February 27, 2019 and incorporated herein by reference.*

(10)(xxviii)	Renasant Bank Deferred Income Plan, filed as exhibit 10.2 to the Form 10-K of the Company filed with the Commission on February 27, 2019 and incorporated herein by reference.*

(10)(xxix)
Amendment to the Renasant Bank Deferred Income Plan dated December 14, 2020, filed as exhibit 10.31 to the Form 10-K of the Company filed with the Commission on February 26, 2021 and incorporated herein by reference.*

(10)(xxx)
Renasant Corporation 2020 Long Term Equity Incentive Compensation Plan, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on May 8, 2020 and incorporated herein by reference.*

(10)(xxxi)
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

(21)	Subsidiaries of the Company

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	Renasant Corporation Clawback Policy

(101)	The following materials from Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements.

(104)	The cover page of Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

The Company does not have any long-term debt instruments under which securities are authorized exceeding ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company will furnish to the Securities and Exchange Commission, upon its request, a copy of all long-term debt instruments not filed herewith.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENASANT CORPORATION

Date:	February 23, 2024	by:	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
Chief Executive Officer and
Executive Vice Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 23, 2024	by:	/s/ James C. Mabry IV
James C. Mabry IV
Chief Financial Officer
(Principal Financial Officer)

Date:	February 23, 2024	by:	/s/ Kelly W. Hutcheson
Kelly W. Hutcheson
Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 23, 2024	by:	/s/ Gary D. Butler
Gary D. Butler
Director

Date:	February 23, 2024	by:	/s/ Donald Clark, Jr.
Donald Clark, Jr.
Director

Date:	February 23, 2024	by:	/s/ John M. Creekmore
John M. Creekmore
Vice Chairman of the Board and Director

Date:	February 23, 2024	by:	/s/ Albert J. Dale, III
Albert J. Dale, III
Director

Date:	February 23, 2024	by:	/s/ Jill V. Deer
Jill V. Deer
Director

Date:	February 23, 2024	by:	/s/ Connie L. Engel
Connie L. Engel
Director

S-1

Date:	February 23, 2024	by:	/s/ Rose J. Flenorl
Rose J. Flenorl
Director

Date:	February 23, 2024	by:	/s/ John T. Foy
John T. Foy
Director

Date:	February 23, 2024	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date:	February 23, 2024	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date:	February 23, 2024	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board and Director

Date:	February 23, 2024	by:	/s/ Sean M. Suggs
Sean M. Suggs
Director

Date:	February 23, 2024	by:	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
Director, Chief Executive Officer
and Executive Vice Chairman
(Principal Executive Officer)

S-2