Form 10-Q
period 2024-03-31
RENASANT CORP
filed 2024-05-08
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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

As of April 30, 2024, 56,337,024 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$174,349	$206,680
Interest-bearing balances with banks	670,051	594,671
Cash and cash equivalents	844,400	801,351
Securities held to maturity (net of allowance for credit losses of $32 at each of March 31, 2024 and December 31, 2023) (fair value of $1,085,085 and $1,121,830, respectively)	1,199,111	1,221,464
Securities available for sale, at fair value	764,486	923,279
Loans held for sale, at fair value	191,440	179,756
Loans held for investment, net of unearned income	12,500,525	12,351,230
Allowance for credit losses on loans	(201,052)	(198,578)
Loans, net	12,299,473	12,152,652
Premises and equipment, net	282,193	283,195
Other real estate owned, net	9,142	9,622
Goodwill	991,665	991,665
Other intangible assets, net	17,583	18,795
Bank-owned life insurance	385,186	382,584
Mortgage servicing rights	71,596	91,688
Other assets	289,466	304,484
Total assets	$17,345,741	$17,360,535
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$3,516,164	$3,583,675
Interest-bearing	10,720,999	10,493,110
Total deposits	14,237,163	14,076,785
Short-term borrowings	108,121	307,577
Long-term debt	428,047	429,400
Other liabilities	250,060	249,390
Total liabilities	15,023,391	15,063,152
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 56,304,860 and 56,142,207 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost – 2,991,865 and 3,154,518 shares, respectively	(99,683)	(105,249)
Additional paid-in capital	1,303,613	1,308,281
Retained earnings	978,880	952,124
Accumulated other comprehensive loss, net of taxes	(156,943)	(154,256)
Total shareholders’ equity	2,322,350	2,297,383
Total liabilities and shareholders’ equity	$17,345,741	$17,360,535
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended
	March 31,
	2024	2023
Interest income
Loans	$194,698	$163,524
Securities
Taxable	9,505	13,253
Tax-exempt	1,195	1,838
Other	7,781	5,430
Total interest income	213,179	184,045
Interest expense
Deposits	82,613	32,866
Borrowings	7,276	15,404
Total interest expense	89,889	48,270
Net interest income	123,290	135,775
Provision for credit losses on loans	2,638	7,960
Recovery of credit losses on unfunded commitments	(200)	(1,500)
Provision for credit losses	2,438	6,460
Net interest income after provision for credit losses	120,852	129,315
Noninterest income
Service charges on deposit accounts	10,506	9,120
Fees and commissions	3,949	4,676
Insurance commissions	2,716	2,446
Wealth management revenue	5,669	5,140
Mortgage banking income	11,370	8,517
Gain on debt extinguishment	56	—
BOLI income	2,691	3,003
Other	4,424	4,391
Total noninterest income	41,381	37,293
Noninterest expense
Salaries and employee benefits	71,470	69,832
Data processing	3,807	3,633
Net occupancy and equipment	11,389	11,405
Other real estate owned	107	30
Professional fees	3,348	3,467
Advertising and public relations	4,886	4,686
Intangible amortization	1,212	1,426
Communications	2,024	1,980
Other	14,669	12,749
Total noninterest expense	112,912	109,208
Income before income taxes	49,321	57,400
Income taxes	9,912	11,322
Net income	$39,409	$46,078
Basic earnings per share	$0.70	$0.82
Diluted earnings per share	$0.70	$0.82
Cash dividends per common share	$0.22	$0.22
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$39,409	$46,078
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding (losses) gains on securities	(4,634)	15,531
Amortization of unrealized holding losses on securities transferred to the held to maturity category	2,438	2,328
Total securities available for sale	(2,196)	17,859
Derivative instruments:
Unrealized holding losses on derivative instruments	(570)	(1,232)
Total derivative instruments	(570)	(1,232)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	79	86
Total defined benefit pension and post-retirement benefit plans	79	86
Other comprehensive (loss) income, net of tax	(2,687)	16,713
Comprehensive income	$36,722	$62,791

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three Months Ended March 31, 2024	Shares	Amount
Balance at January 1, 2024	56,142,207	$296,483	$(105,249)	$1,308,281	$952,124	$(154,256)	$2,297,383
Net income	—	—	—	—	39,409	—	39,409
Other comprehensive loss	—	—	—	—	—	(2,687)	(2,687)
Comprehensive income							36,722
Cash dividends ($0.22 per share)	—	—	—	—	(12,653)	—	(12,653)
Issuance of common stock for stock-based compensation awards	162,653	—	5,566	(8,660)	—	—	(3,094)
Stock-based compensation expense	—	—	—	3,992	—	—	3,992
Balance at March 31, 2024	56,304,860	$296,483	$(99,683)	$1,303,613	$978,880	$(156,943)	$2,322,350

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three Months Ended March 31, 2023	Shares	Amount
Balance at January 1, 2023	55,953,104	$296,483	$(111,577)	$1,302,422	$857,725	$(209,037)	$2,136,016
Net income	—	—	—	—	46,078	—	46,078
Other comprehensive income	—	—	—	—	—	16,713	16,713
Comprehensive income							62,791
Cash dividends ($0.22 per share)	—	—	—	—	(12,561)	—	(12,561)
Issuance of common stock for stock-based compensation awards	120,554	—	4,018	(6,409)	—	—	(2,391)
Stock-based compensation expense	—	—	—	3,445	—	—	3,445
Balance at March 31, 2023	56,073,658	$296,483	$(107,559)	$1,299,458	$891,242	$(192,324)	$2,187,300

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$39,409	$46,078
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,438	6,460
Depreciation, amortization and accretion	8,097	9,237
Deferred income tax expense	1,706	2,667
Proceeds from sale of MSR	23,011	—
Gain on sale of MSR	(3,472)	—
Funding of mortgage loans held for sale	(260,424)	(258,946)
Proceeds from sales of mortgage loans held for sale	250,399	212,755
Gains on sales of mortgage loans held for sale	(4,535)	(4,769)
Debt prepayment benefit	(56)	—
Losses on sales of premises and equipment	50	2
Stock-based compensation expense	3,992	3,445
Decrease (increase) in other assets	9,904	(10,945)
Increase in other liabilities	(5,462)	(13,366)
Net cash provided by (used in) operating activities	65,057	(7,382)
Investing activities
Purchases of securities available for sale	(46,975)	—
Proceeds from sales of securities available for sale	177,185	—
Proceeds from call/maturities of securities available for sale	22,148	45,342
Proceeds from call/maturities of securities held to maturity	24,159	25,424
Net increase in loans	(148,854)	(195,617)
Purchases of premises and equipment	(3,296)	(8,237)
Proceeds from sales of premises and equipment	256	—
Net change in FHLB stock	5,120	(22,130)
Proceeds from sales of other assets	132	647
Other, net	93	1,340
Net cash provided by (used in) investing activities	29,968	(153,231)
Financing activities
Net decrease in noninterest-bearing deposits	(67,511)	(313,879)
Net increase in interest-bearing deposits	227,889	738,933
Net (decrease) increase in short-term borrowings	(199,456)	19,825
Repayment of long-term debt	(245)	—
Cash paid for dividends	(12,653)	(12,561)
Net cash (used in) provided by financing activities	(51,976)	432,318
Net increase in cash and cash equivalents	43,049	271,705
Cash and cash equivalents at beginning of period	801,351	575,992
Cash and cash equivalents at end of period	$844,400	$847,697

Supplemental disclosures
Cash paid for interest	$91,121	$41,239
Cash paid for income taxes	$—	$17,443
Noncash transactions:
Transfers of loans to other real estate owned	$195	$3,623
Recognition of operating right-of-use assets	$1,157	$531
Recognition of operating lease liabilities	$1,157	$531

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
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 23, 2024.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material.

Impact of Recently-Issued Accounting Standards and Pronouncements:
In March 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”), which permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 was effective on January 1, 2024. The adoption of this accounting pronouncement will have no impact on the Company’s historical financial statements but could influence the Company’s decisions with respect to investments in certain tax credits prospectively.
In October 2023, FASB issued ASU 2023-06, “Disclosure Improvements” (“ASU 2023-06”), which amends the disclosure requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). ASU 2023-06 adds a number of disclosure requirements to the Codification in response to the Securities and Exchange Commission (“SEC”) initiative to update and simplify disclosure requirements. ASU 2023-06 is to be applied prospectively, and early adoption is prohibited. For SEC reporting entities, the effective dates will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entities. ASU 2023-06 is not expected to have significant impact on our financial statements.
In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which amends the disclosure requirements related to segment reporting primarily through enhanced disclosure about significant segment expenses and by requiring disclosure of segment information on an annual and interim basis. ASU 2023-07 was effective January 1, 2024 and did not have a significant impact on our financial statements or segment disclosures.
In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. Entities will also be required to disclose income/(loss) from continuing operations before income tax expense/(benefit) disaggregated between domestic and foreign, as well as income tax expense/(benefit) from continuing operations disaggregated by federal, state and foreign. ASU 2023-09 is effective January 1, 2025 and is not expected to have a significant impact on our financial statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented in the tables below.

There was no allowance for credit losses allocated to any of the Company’s available for sale securities as of March 31, 2024 or December 31, 2023.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
Obligations of states and political subdivisions	$21,669	$88	$(1,994)	$19,763
Residential mortgage backed securities:
Government agency mortgage backed securities	198,253	99	(26,073)	172,279
Government agency collateralized mortgage obligations	431,344	—	(90,453)	340,891
Commercial mortgage backed securities:
Government agency mortgage backed securities	6,023	—	(679)	5,344
Government agency collateralized mortgage obligations	137,524	—	(22,702)	114,822
Other debt securities	115,235	583	(4,431)	111,387
	$910,048	$770	$(146,332)	$764,486

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Obligations of states and political subdivisions	$36,374	$119	$(1,883)	$34,610
Residential mortgage backed securities:
Government agency mortgage backed securities	301,400	172	(24,968)	276,604
Government agency collateralized mortgage obligations	485,164	—	(85,883)	399,281
Commercial mortgage backed securities:
Government agency mortgage backed securities	6,029	—	(637)	5,392
Government agency collateralized mortgage obligations	161,299	24	(21,965)	139,358
Other debt securities	72,383	109	(4,458)	68,034
	$1,062,649	$424	$(139,794)	$923,279

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
Obligations of states and political subdivisions	$287,255	$51	$(37,550)	$249,756
Residential mortgage backed securities
Government agency mortgage backed securities	414,485	—	(24,465)	390,020
Government agency collateralized mortgage obligations	379,244	—	(36,971)	342,273
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,977	—	(3,056)	13,921
Government agency collateralized mortgage obligations	44,360	—	(7,411)	36,949
Other debt securities	56,822	—	(4,656)	52,166
	$1,199,143	$51	$(114,109)	$1,085,085
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$1,199,111

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Obligations of states and political subdivisions	$288,154	$74	$(33,688)	$254,540
Residential mortgage backed securities
Government agency mortgage backed securities	426,264	—	(20,314)	405,950
Government agency collateralized mortgage obligations	387,208	—	(31,670)	355,538
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,983	—	(2,972)	14,011
Government agency collateralized mortgage obligations	44,514	—	(6,977)	37,537
Other debt securities	58,373	—	(4,119)	54,254
	$1,221,496	$74	$(99,740)	$1,121,830
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$1,221,464

Securities sold were as follows for the three months ended March 31, 2024. The Company intended to sell these securities as of December 31, 2023, and completed the sale in January 2024. Therefore, the Company impaired the securities and recognized the loss in net income as of December 31, 2023. There were no securities sold during the first quarter of 2023.

	Carrying Value Immediately Prior to Sale	Net Proceeds	Impairment Recognized in December 2023
Three months ended March 31, 2024
Obligations of states and political subdivisions	$12,301	$11,360	$(941)
Residential mortgage backed securities:
Government agency mortgage backed securities	107,389	95,922	(11,467)
Government agency collateralized mortgage obligations	48,300	43,990	(4,310)
Commercial mortgage backed securities:
Government agency collateralized mortgage obligations	28,547	25,913	(2,634)
	$196,537	$177,185	$(19,352)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2024 and December 31, 2023, securities with a carrying value of $799,198 and $880,715, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $14,106 and $14,329 were pledged as collateral for short-term borrowings and derivative instruments at March 31, 2024 and December 31, 2023, respectively.
The amortized cost and fair value of securities at March 31, 2024 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$2,274	$2,231
Due after one year through five years	7,705	7,249	35,762	36,003
Due after five years through ten years	112,024	99,428	38,877	34,712
Due after ten years	224,348	195,245	52,283	51,365
Residential mortgage backed securities:
Government agency mortgage backed securities	414,485	390,020	198,253	172,279
Government agency collateralized mortgage obligations	379,244	342,273	431,344	340,891
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,977	13,921	6,023	5,344
Government agency collateralized mortgage obligations	44,360	36,949	137,524	114,822
Other debt securities	—	—	7,708	6,839
	$1,199,143	$1,085,085	$910,048	$764,486

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the age of gross unrealized losses and fair value by investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
March 31, 2024
Obligations of states and political subdivisions	—	$—	$—	7	$13,253	$(1,994)	7	$13,253	$(1,994)
Residential mortgage backed securities:
Government agency mortgage backed securities	4	6,720	(45)	36	161,215	(26,028)	40	167,935	(26,073)
Government agency collateralized mortgage obligations	—	—	—	37	340,806	(90,453)	37	340,806	(90,453)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	2	5,344	(679)	2	5,344	(679)
Government agency collateralized mortgage obligations	2	7,694	(87)	25	107,128	(22,615)	27	114,822	(22,702)
Other debt securities	—	—	—	21	37,296	(4,431)	21	37,296	(4,431)
Total	6	$14,414	$(132)	128	$665,042	$(146,200)	134	$679,456	$(146,332)
December 31, 2023
Obligations of states and political subdivisions	3	$2,914	$(2)	9	$15,198	$(1,881)	12	$18,112	$(1,883)
Residential mortgage backed securities:
Government agency mortgage backed securities	1	806	(25)	35	166,963	(24,943)	36	167,769	(24,968)
Government agency collateralized mortgage obligations	—	—	—	37	354,574	(85,883)	37	354,574	(85,883)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	2	5,392	(637)	2	5,392	(637)
Government agency collateralized mortgage obligations	—	—	—	25	108,575	(21,965)	25	108,575	(21,965)
Other debt securities	2	3,099	(195)	19	35,072	(4,263)	21	38,171	(4,458)
Total	6	$6,819	$(222)	127	$685,774	$(139,572)	133	$692,593	$(139,794)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
March 31, 2024
Obligations of states and political subdivisions	1	$2,372	$(16)	127	$245,670	$(37,534)	128	$248,042	$(37,550)
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	—	70	390,021	(24,465)	70	390,021	(24,465)
Government agency collateralized mortgage obligations	—	—	—	18	342,272	(36,971)	18	342,272	(36,971)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	1	13,921	(3,056)	1	13,921	(3,056)
Government agency collateralized mortgage obligations	—	—	—	9	36,949	(7,411)	9	36,949	(7,411)
Other debt securities	—	—	—	10	52,167	(4,656)	10	52,167	(4,656)
Total	1	$2,372	$(16)	235	$1,081,000	$(114,093)	236	$1,083,372	$(114,109)
December 31, 2023
Obligations of states and political subdivisions	2	$2,807	$(25)	126	$249,995	$(33,663)	128	$252,802	$(33,688)
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	—	70	405,950	(20,314)	70	405,950	(20,314)
Government agency collateralized mortgage obligations	—	—	—	18	355,538	(31,670)	18	355,538	(31,670)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	1	14,011	(2,972)	1	14,011	(2,972)
Government agency collateralized mortgage obligations	—	—	—	9	37,537	(6,977)	9	37,537	(6,977)
Other debt securities	—	—	—	10	54,254	(4,119)	10	54,254	(4,119)
Total	2	$2,807	$(25)	234	$1,117,285	$(99,715)	236	$1,120,092	$(99,740)

The Company evaluates its available for sale investment securities in an unrealized loss position on a quarterly basis. If the Company intends to sell the security or it is more likely than not that it will be required to sell before recovery, the entire unrealized loss is recorded as a loss within noninterest income in the Consolidated Statements of Income along with a corresponding adjustment to the amortized cost basis of the security. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the Company evaluates if any of the unrealized loss is related to a potential credit loss. The amount related to credit loss, if any, is recognized in earnings as a provision for credit loss and a corresponding allowance for credit losses is established; each is calculated as the difference between the estimate of the discounted future contractual cash flows and the amortized cost basis of the security. A number of qualitative and quantitative factors are considered by management in the estimate of the discounted future contractual cash flows, including the financial condition of the underlying issuer, current and projected deferrals or defaults and credit ratings by nationally recognized statistical rating agencies. The remaining difference between the fair value and the amortized cost basis of the security is considered the amount related to other market factors and is recognized in other comprehensive income, net of tax.

As of March 31, 2024, the Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, more than 90% of available for sale securities have the explicit or implicit backing of the federal government. Performance of these securities has been in line with broader market price performance, indicating that increases in market-based, risk-free rates, and not credit-related factors, are driving losses. When determining the fair value of

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
the contractual cash flows for municipal and corporate securities, the Company considers historical experience with credit sensitive securities, current market conditions, the financial condition of the underlying issuer, current credit ratings, ratings changes and outlook, explicit and implicit guarantees, or insurance programs. Based upon its review of these factors as of March 31, 2024, the Company determined that all such losses resulted from factors not deemed credit-related. As a result, no credit-related impairment was recognized in current earnings, and all unrealized losses for available for sale securities were recorded in other comprehensive income (loss). See Note 12, “Other Comprehensive Income (Loss)” for more information on the Company’s unrealized losses on securities.

The allowance for credit losses on held to maturity securities was $32 at March 31, 2024 and December 31, 2023. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by third party ratings agencies. Updated investment grades are obtained as they become available from agencies. As of March 31, 2024, all of the amortized cost of debt securities held to maturity were rated A or higher by the ratings agencies.

Note 3 – Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 3, all references to “loans” mean loans excluding loans held for sale.

The following is a summary of loans and leases as of the dates presented:

	March 31, 2024	December 31, 2023
Commercial, financial, agricultural	$1,869,408	$1,871,821
Lease financing	113,070	122,807
Real estate – construction:
Residential	271,966	269,616
Commercial	971,569	1,063,781
Total real estate – construction	1,243,535	1,333,397
Real estate – 1-4 family mortgage:
Primary	2,404,521	2,422,482
Home equity	525,346	522,688
Rental/investment	387,556	373,755
Land development	111,863	120,994
Total real estate – 1-4 family mortgage	3,429,286	3,439,919
Real estate – commercial mortgage:
Owner-occupied	1,678,911	1,648,961
Non-owner occupied	3,970,881	3,733,174
Land development	103,438	104,415
Total real estate – commercial mortgage	5,753,230	5,486,550
Installment loans to individuals	97,592	103,523
Gross loans	12,506,121	12,358,017
Unearned income	(5,596)	(6,787)
Loans, net of unearned income	$12,500,525	$12,351,230

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2024
Commercial, financial, agricultural	$3,276	$227	$1,859,544	$1,863,047	$195	$1,200	$4,966	$6,361	$1,869,408
Lease financing	—	—	113,070	113,070	—	—	—	—	113,070
Real estate – construction:
Residential	225	—	271,741	271,966	—	—	—	—	271,966
Commercial	—	—	971,569	971,569	—	—	—	—	971,569
Total real estate – construction	225	—	1,243,310	1,243,535	—	—	—	—	1,243,535
Real estate – 1-4 family mortgage:
Primary	38,827	219	2,315,561	2,354,607	13,360	22,688	13,866	49,914	2,404,521
Home equity	3,829	—	518,610	522,439	697	1,050	1,160	2,907	525,346
Rental/investment	124	—	385,261	385,385	316	1,786	69	2,171	387,556
Land development	25	—	111,661	111,686	—	177	—	177	111,863
Total real estate – 1-4 family mortgage	42,805	219	3,331,093	3,374,117	14,373	25,701	15,095	55,169	3,429,286
Real estate – commercial mortgage:
Owner-occupied	5,965	—	1,670,777	1,676,742	—	231	1,938	2,169	1,678,911
Non-owner occupied	3,048	—	3,958,352	3,961,400	—	—	9,481	9,481	3,970,881
Land development	3,388	—	99,855	103,243	2	89	104	195	103,438
Total real estate – commercial mortgage	12,401	—	5,728,984	5,741,385	2	320	11,523	11,845	5,753,230
Installment loans to individuals	925	5	96,263	97,193	39	92	268	399	97,592
Unearned income	—	—	(5,596)	(5,596)	—	—	—	—	(5,596)
Loans, net of unearned income	$59,632	$451	$12,366,668	$12,426,751	$14,609	$27,313	$31,852	$73,774	$12,500,525

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2023
Commercial, financial, agricultural	$1,098	$483	$1,864,441	$1,866,022	$1,310	$1,296	$3,193	$5,799	$1,871,821
Lease financing	687	—	122,120	122,807	—	—	—	—	122,807
Real estate – construction:
Residential	—	—	269,616	269,616	—	—	—	—	269,616
Commercial	—	—	1,063,781	1,063,781	—	—	—	—	1,063,781
Total real estate – construction	—	—	1,333,397	1,333,397	—	—	—	—	1,333,397
Real estate – 1-4 family mortgage:
Primary	33,679	—	2,344,629	2,378,308	9,454	19,394	15,326	44,174	2,422,482
Home equity	3,004	—	516,835	519,839	987	868	994	2,849	522,688
Rental/investment	9	58	371,508	371,575	43	1,786	351	2,180	373,755
Land development	206	—	120,769	120,975	—	19	—	19	120,994
Total real estate – 1-4 family mortgage	36,898	58	3,353,741	3,390,697	10,484	22,067	16,671	49,222	3,439,919
Real estate – commercial mortgage:
Owner-occupied	4,867	—	1,640,721	1,645,588	131	1,904	1,338	3,373	1,648,961
Non-owner occupied	9,161	—	3,714,239	3,723,400	6,740	—	3,034	9,774	3,733,174
Land development	90	—	104,025	104,115	—	259	41	300	104,415
Total real estate – commercial mortgage	14,118	—	5,458,985	5,473,103	6,871	2,163	4,413	13,447	5,486,550
Installment loans to individuals	1,230	13	101,932	103,175	13	4	331	348	103,523
Unearned income	—	—	(6,787)	(6,787)	—	—	—	—	(6,787)
Loans, net of unearned income	$54,031	$554	$12,227,829	$12,282,414	$18,678	$25,530	$24,608	$68,816	$12,351,230

Certain Modifications to Borrowers Experiencing Financial Difficulty
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (including extension of the amortization period), or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, are required to be disclosed in accordance with ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). All modifications for the three months ended March 31, 2024 and 2023 and which met the disclosure criteria in ASU 2022-02 were performing in accordance with their modified terms at March 31, 2024 and 2023, respectively. Unused commitments totaled $85 at March 31, 2024. There were no unused commitments at March 31, 2023. Upon the Company’s determination that a modification has been subsequently deemed uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is adjusted accordingly. See Note 4, “Allowance for Credit Losses,” for more information on the allowance for credit losses.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables present the amortized cost basis of loans that were experiencing financial difficulty, modified during the three months ended March 31, 2024 and 2023, respectively and required to be disclosed under ASU 2022-02, by class of financing receivable and by type of modification. The percentage of the amortized cost basis for each class of disclosed modifications as compared to the amortized cost basis of each class of loans is also presented below.

	Three Months Ended March 31, 2024
	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction and Term Extension	Total	% Total Loans by Class
Commercial, financial, agricultural	$1,741	$165	$—	$517	$—	$2,423	0.13%
Real estate – 1-4 family mortgage:
Primary	—	33	246	—	—	279	0.01
Real estate – commercial mortgage:
Owner-occupied	7,431	187	—	—	270	7,888	0.47
Non-owner occupied	—	—	89	—	—	89	—
Total real estate – commercial mortgage	7,431	187	89	—	270	7,977	0.14
Installment loans to individuals	—	—	14	—	—	14	0.01
Loans, net of unearned income	$9,172	$385	$349	$517	$270	$10,693	0.09%
Note: payment delay includes extension of the amortization period.

	Three Months Ended March 31, 2023
	Interest Rate Reduction	% Total Loans by Class
Real estate – commercial mortgage:
Owner-occupied	$155	0.01%
Non-owner occupied	1,029	0.03
Loans, net of unearned income	$1,184	0.01%

The following tables present the weighted average financial effect of loan modifications requiring disclosure under ASU 2022-02 by class of financing receivable for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024
	Interest Rate Reduction (in basis points)	Term Extension (in months)	Payment Delay (in months)
Commercial, financial, agricultural	39	7.5	—
Real estate – 1-4 family mortgage:
Primary	—	24.0	35.7
Real estate – commercial mortgage:
Owner-occupied	47	10.0	—
Non-owner occupied	—	—	9.0
Installment loans to individuals	—	—	17.0
Note: payment delay includes extension of the amortization period.

Three months ended March 31, 2024
Loan Type	Financial Effect
Combination - Term Extension and Payment Delay
Commercial, financial, agricultural	Extended the term and delayed the payment 42 months
Combination - Interest Rate Reduction and Term Extension
Real Estate - Commercial Mortgage - Owner-Occupied	Reduced the interest rate by 275 basis points and extended the term 21 months

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note: payment delay includes extension of the amortization period.

Three Months Ended March 31, 2023
Interest Rate Reduction (in basis points)
Real estate – commercial mortgage:
Owner-occupied	68
Non-owner occupied	12
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
The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2024
Commercial, Financial, Agricultural	$77,044	$290,663	$270,335	$156,083	$94,343	$82,457	$873,299	$4,834	$1,849,058
Pass	69,435	289,225	255,011	155,263	93,524	77,012	796,122	3,761	1,739,353
Special Mention	44	814	222	299	172	473	44,848	1	46,873
Substandard	7,565	624	15,102	521	647	4,972	32,329	1,072	62,832

Lease Financing Receivables	$5,619	$30,940	$46,897	$11,487	$5,441	$6,380	$—	$—	$106,764
Pass	5,619	29,491	42,561	11,211	3,791	5,928	—	—	98,601
Special Mention	—	1,449	3,898	276	1,650	452	—	—	7,725
Substandard	—	—	438	—	—	—	—	—	438

Real Estate - Construction	$78,762	$296,194	$549,456	$224,073	$—	$364	$1,063	$—	$1,149,912
Residential	47,902	118,273	10,741	—	—	364	1,063	—	178,343
Pass	47,734	115,241	9,072	—	—	364	1,063	—	173,474
Special Mention	168	2,750	—	—	—	—	—	—	2,918
Substandard	—	282	1,669	—	—	—	—	—	1,951

Commercial	30,860	177,921	538,715	224,073	—	—	—	—	971,569
Pass	30,860	165,618	538,715	224,073	—	—	—	—	959,266
Special Mention	—	12,303	—	—	—	—	—	—	12,303
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$37,476	$140,317	$163,320	$92,100	$39,290	$45,732	$30,963	$1,999	$551,197
Primary	1,136	7,431	8,127	6,158	3,420	9,860	1,901	886	38,919
Pass	1,136	7,239	7,940	5,714	3,420	9,535	1,901	886	37,771
Special Mention	—	—	—	—	—	28	—	—	28
Substandard	—	192	187	444	—	297	—	—	1,120

Home Equity	—	1,028	10	981	—	—	22,387	58	24,464

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Pass	—	1,028	10	981	—	—	22,184	—	24,203
Special Mention	—	—	—	—	—	—	203	—	203
Substandard	—	—	—	—	—	—	—	58	58

Rental/Investment	20,318	95,046	126,021	72,768	35,505	32,292	4,489	1,055	387,494
Pass	20,261	94,436	125,868	72,157	33,685	31,500	4,489	806	383,202
Special Mention	—	61	46	197	43	49	—	—	396
Substandard	57	549	107	414	1,777	743	—	249	3,896

Land Development	16,022	36,812	29,162	12,193	365	3,580	2,186	—	100,320
Pass	16,022	36,775	29,162	12,193	365	3,479	2,186	—	100,182
Special Mention	—	—	—	—	—	101	—	—	101
Substandard	—	37	—	—	—	—	—	—	37

Real Estate - Commercial Mortgage	$212,539	$711,453	$1,693,169	$1,115,209	$719,748	$1,066,371	$178,775	$43,804	$5,741,068
Owner-Occupied	58,853	261,181	366,383	309,977	210,035	414,837	54,321	3,195	1,678,782
Pass	58,853	257,650	349,540	307,144	208,132	403,233	49,955	2,925	1,637,432
Special Mention	—	306	7,324	880	140	6,572	—	—	15,222
Substandard	—	3,225	9,519	1,953	1,763	5,032	4,366	270	26,128

Non-Owner Occupied	140,443	433,821	1,293,909	793,498	505,910	643,075	119,774	40,427	3,970,857
Pass	140,440	429,833	1,291,004	774,632	501,667	577,219	119,774	32,053	3,866,622
Special Mention	3	1,326	2,723	18,509	4,068	22,198	—	—	48,827
Substandard	—	2,662	182	357	175	43,658	—	8,374	55,408

Land Development	13,243	16,451	32,877	11,734	3,803	8,459	4,680	182	91,429
Pass	13,243	16,010	29,184	11,512	3,665	8,239	4,656	182	86,691
Special Mention	—	417	3,316	35	—	—	—	—	3,768
Substandard	—	24	377	187	138	220	24	—	970

Installment loans to individuals	$49	$—	$—	$—	$—	$—	$—	$—	$49
Pass	49	—	—	—	—	—	—	—	49
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$411,489	$1,469,567	$2,723,177	$1,598,952	$858,822	$1,201,304	$1,084,100	$50,637	$9,398,048
Pass	403,652	1,442,546	2,678,067	1,574,880	848,249	1,116,509	1,002,330	40,613	9,106,846
Special Mention	215	19,426	17,529	20,196	6,073	29,873	45,051	1	138,364
Substandard	7,622	7,595	27,581	3,876	4,500	54,922	36,719	10,023	152,838

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2023
Commercial, Financial, Agricultural	$312,902	$289,264	$162,535	$98,894	$51,162	$38,518	$883,302	$19,440	$1,856,017
Pass	311,312	288,249	161,902	97,771	50,936	32,169	870,792	19,338	1,832,469
Special Mention	893	364	10	294	—	291	914	63	2,829
Substandard	697	651	623	829	226	6,058	11,596	39	20,719

Lease Financing Receivables	$32,842	$49,628	$12,317	$13,553	$5,969	$1,700	$—	$—	$116,009
Pass	32,842	47,050	12,317	11,735	5,443	1,395	—	—	110,782

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Watch	—	2,578	—	1,818	526	305	—	—	5,227
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$320,889	$581,201	$308,442	$16,066	$—	$1,823	$1,225	$—	$1,229,646
Residential	149,399	12,883	1,989	—	—	369	1,225	—	165,865
Pass	146,535	10,147	1,989	—	—	369	1,225	—	160,265
Special Mention	2,415	—	—	—	—	—	—	—	2,415
Substandard	449	2,736	—	—	—	—	—	—	3,185

Commercial	171,490	568,318	306,453	16,066	—	1,454	—	—	1,063,781
Pass	142,917	568,318	306,453	16,066	—	1,454	—	—	1,035,208
Special Mention	28,573	—	—	—	—	—	—	—	28,573
Substandard	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$145,568	$176,724	$100,757	$41,542	$19,753	$30,783	$30,889	$1,834	$547,850
Primary	8,512	8,729	6,194	3,943	1,792	8,573	3,272	915	41,930
Pass	8,134	8,511	5,859	3,943	1,781	8,140	3,272	915	40,555
Special Mention	183	—	—	—	—	34	—	—	217
Substandard	195	218	335	—	11	399	—	—	1,158

Home Equity	1,107	10	996	—	—	16	20,628	74	22,831
Pass	1,107	10	996	—	—	1	20,628	—	22,742
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	15	—	74	89

Rental/Investment	89,760	129,241	75,457	37,171	17,817	18,721	4,678	845	373,690
Pass	89,135	128,939	74,330	35,388	16,670	18,109	4,678	583	367,832
Special Mention	63	47	256	4	50	42	—	—	462
Substandard	562	255	871	1,779	1,097	570	—	262	5,396

Land Development	46,189	38,744	18,110	428	144	3,473	2,311	—	109,399
Pass	46,151	38,744	18,110	409	144	3,372	2,311	—	109,241
Special Mention	—	—	—	—	—	101	—	—	101
Substandard	38	—	—	19	—	—	—	—	57

Real Estate - Commercial Mortgage	$716,844	$1,572,099	$1,111,564	$717,571	$429,783	$723,344	$176,617	$26,252	$5,474,074
Owner-Occupied	264,589	336,491	321,491	214,365	164,931	283,517	60,200	3,247	1,648,831
Pass	260,831	325,575	318,391	212,368	159,552	275,088	56,453	2,977	1,611,235
Special Mention	562	1,147	890	107	3,385	2,953	25	—	9,069
Substandard	3,196	9,769	2,210	1,890	1,994	5,476	3,722	270	28,527

Non-Owner Occupied	432,769	1,195,500	776,264	499,290	260,355	434,541	111,609	22,821	3,733,149
Pass	428,740	1,194,864	761,476	494,971	223,264	398,188	111,609	13,774	3,626,886
Special Mention	1,339	454	14,422	4,111	14,001	12,677	—	—	47,004
Substandard	2,690	182	366	208	23,090	23,676	—	9,047	59,259

Land Development	19,486	40,108	13,809	3,916	4,497	5,286	4,808	184	92,094
Pass	18,996	36,479	13,567	3,775	4,479	5,046	4,776	184	87,302
Special Mention	432	3,334	36	—	—	—	—	—	3,802
Substandard	58	295	206	141	18	240	32	—	990

Installment loans to individuals	$—	$—	$—	$—	$3	$—	$—	$—	$3
Pass	—	—	—	—	3	—	—	—	3
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$1,529,045	$2,668,916	$1,695,615	$887,626	$506,670	$796,168	$1,092,033	$47,526	$9,223,599
Pass	1,486,700	2,646,886	1,675,390	876,426	462,272	743,331	1,075,744	37,771	9,004,520
Special Mention	34,460	7,924	15,614	6,334	17,962	16,403	939	63	99,699
Substandard	7,885	14,106	4,611	4,866	26,436	36,434	15,350	9,692	119,380

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2024
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$20,350	$—	$—	$20,350
Performing Loans	—	—	—	—	—	20,350	—	—	20,350
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$—	$—	$—	$—	$—	$710	$—	$—	$710
Performing Loans	—	—	—	—	—	710	—	—	710
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$2,232	$51,330	$29,288	$9,902	$—	$—	$865	$6	$93,623
Residential	2,232	51,330	29,288	9,902	—	—	865	6	93,623
Performing Loans	2,232	51,330	29,288	9,902	—	—	865	6	93,623
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$12,152	$342,732	$733,486	$527,566	$305,436	$456,357	$490,616	$9,744	$2,878,089
Primary	11,116	338,124	730,573	525,749	304,650	455,349	—	41	2,365,602
Performing Loans	11,116	336,745	721,389	518,782	294,198	433,351	—	41	2,315,622
Non-Performing Loans	—	1,379	9,184	6,967	10,452	21,998	—	—	49,980

Home Equity	—	—	—	111	—	452	490,616	9,703	500,882
Performing Loans	—	—	—	111	—	446	490,306	7,111	497,974
Non-Performing Loans	—	—	—	—	—	6	310	2,592	2,908

Rental/Investment	—	—	—	—	—	62	—	—	62
Performing Loans	—	—	—	—	—	62	—	—	62
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	1,036	4,608	2,913	1,706	786	494	—	—	11,543
Performing Loans	1,036	4,608	2,736	1,706	786	494	—	—	11,366
Non-Performing Loans	—	—	177	—	—	—	—	—	177

Real Estate - Commercial Mortgage	$557	$3,562	$2,393	$2,882	$1,782	$986	$—	$—	$12,162
Owner-Occupied	—	—	—	—	125	4	—	—	129
Performing Loans	—	—	—	—	125	4	—	—	129
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	—	—	24	—	—	—	24
Performing Loans	—	—	—	—	24	—	—	—	24
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	557	3,562	2,393	2,882	1,633	982	—	—	12,009
Performing Loans	557	3,562	2,200	2,882	1,631	982	—	—	11,814
Non-Performing Loans	—	—	193	—	2	—	—	—	195

Installment loans to individuals	$10,221	$27,172	$14,231	$6,224	$2,338	$23,676	$13,554	$127	$97,543
Performing Loans	10,221	26,987	14,160	6,210	2,338	23,554	13,553	116	97,139
Non-Performing Loans	—	185	71	14	—	122	1	11	404

Total loans not subject to risk rating	$25,162	$424,796	$779,398	$546,574	$309,556	$502,079	$505,035	$9,877	$3,102,477
Performing Loans	25,162	423,232	769,773	539,593	299,102	479,953	504,724	7,274	3,048,813
Non-Performing Loans	—	1,564	9,625	6,981	10,454	22,126	311	2,603	53,664

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2023
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$15,804	$—	$—	$15,804
Performing Loans	—	—	—	—	—	15,804	—	—	15,804
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$—	$—	$—	$—	$—	$11	$—	$—	$11
Performing Loans	—	—	—	—	—	11	—	—	11
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$48,003	$41,070	$14,158	$—	$—	$—	$490	$30	$103,751
Residential	48,003	41,070	14,158	—	—	—	490	30	103,751
Performing Loans	48,003	41,070	14,158	—	—	—	490	30	103,751
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$339,406	$731,088	$536,544	$312,015	$133,852	$339,842	$493,515	$5,807	$2,892,069
Primary	334,103	727,993	534,667	311,199	133,433	339,111	—	46	2,380,552
Performing Loans	333,751	720,759	528,383	302,065	128,859	322,677	—	46	2,336,540
Non-Performing Loans	352	7,234	6,284	9,134	4,574	16,434	—	—	44,012

Home Equity	—	—	111	—	—	470	493,515	5,761	499,857
Performing Loans	—	—	111	—	—	466	491,849	4,584	497,010
Non-Performing Loans	—	—	—	—	—	4	1,666	1,177	2,847

Rental/Investment	—	—	—	—	—	65	—	—	65
Performing Loans	—	—	—	—	—	65	—	—	65
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	5,303	3,095	1,766	816	419	196	—	—	11,595
Performing Loans	5,303	3,095	1,766	816	419	196	—	—	11,595
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$3,640	$2,674	$3,054	$1,890	$902	$316	$—	$—	$12,476
Owner-Occupied	—	—	—	126	—	4	—	—	130
Performing Loans	—	—	—	126	—	4	—	—	130
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	—	25	—	—	—	—	25
Performing Loans	—	—	—	25	—	—	—	—	25
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	3,640	2,674	3,054	1,739	902	312	—	—	12,321
Performing Loans	3,640	2,383	3,054	1,736	902	312	—	—	12,027
Non-Performing Loans	—	291	—	3	—	—	—	—	294

Installment loans to individuals	$35,274	$17,322	$7,121	$2,827	$9,786	$17,276	$13,769	$145	$103,520
Performing Loans	35,112	17,229	7,121	2,824	9,754	17,206	13,769	145	103,160
Non-Performing Loans	162	93	—	3	32	70	—	—	360

Total loans not subject to risk rating	$426,323	$792,154	$560,877	$316,732	$144,540	$373,249	$507,774	$5,982	$3,127,631
Performing Loans	425,809	784,536	554,593	307,592	139,934	356,741	506,108	4,805	3,080,118
Non-Performing Loans	514	7,618	6,284	9,140	4,606	16,508	1,666	1,177	47,513

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables disclose gross charge-offs by year of origination as of the dates presented:

March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Charge-offs
Commercial, financial, agricultural	$—	$—	$9	$—	$—	$129	$211	$349
Real estate – 1-4 family mortgage:
Primary	—	—	—	13	—	—	—	13
Home equity	—	—	—	—	—	24	—	24
Rental/investment	—	—	—	—	—	45	—	45
Total real estate – 1-4 family mortgage	—	—	—	13	—	69	—	82
Installment loans to individuals	—	27	16	—	—	436	—	479
Loans, net of unearned income	$—	$27	$25	$13	$—	$634	$211	$910

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Charge-offs
Commercial, financial, agricultural	$898	$1,909	$235	$131	$635	$4,165	$865	$8,838
Lease financing	883	273	248	72	48	—	—	1,524
Real estate – construction:
Residential	—	57	—	—	—	—	—	57
Real estate – 1-4 family mortgage:
Primary	—	17	—	—	—	92	—	109
Home equity	—	—	—	—	25	90	—	115
Rental/investment	—	—	91	72	10	20	—	193
Total real estate – 1-4 family mortgage	—	17	91	72	35	202	—	417
Real estate – commercial mortgage:
Owner-occupied	—	—	—	—	—	582	—	582
Non-owner occupied	—	—	—	—	—	4,986	—	4,986
Total real estate – commercial mortgage	—	—	—	—	—	5,568	—	5,568
Installment loans to individuals	29	45	43	35	7	2,477	—	2,636
Loans, net of unearned income	$1,810	$2,301	$617	$310	$725	$12,412	$865	$19,040

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 4 – Allowance for Credit Losses
(In Thousands)

Allowance for Credit Losses on Loans

The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb credit losses inherent in the entire loan portfolio. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis. Expected credit loss inherent in non-cancellable off-balance-sheet credit exposures is accounted for as a separate liability in the Consolidated Balance Sheets. The allowance for credit losses on loans held for investment, as reported in the Company’s Consolidated Balance Sheets, is adjusted by a provision for credit losses, which is reported in earnings, and reduced by net charge-offs. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed and such losses are reasonably quantified. Subsequent recoveries, if any, are credited to the allowance. For more information about the Company’s policies and procedures for determining the amount of the allowance for credit losses, please refer to the discussion in Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses in the Company’s loan portfolio. As of March 31, 2024 and December 31, 2023, the Company had accrued interest receivable for loans of $56,176 and $54,804, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets. Although the Company made the election to exclude accrued interest from the measurement of the allowance for credit losses, the Company did have an allowance for credit losses on interest deferred as part of the loan deferral program established in 2020 in response to the COVID-19 pandemic of $1,245 as of March 31, 2024 and December 31, 2023.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Three Months Ended March 31, 2024
Allowance for credit losses:
Beginning balance	$43,980	$18,612	$47,283	$77,020	$2,515	$9,168	$198,578
Charge-offs	(349)	—	(82)	—	—	(479)	(910)
Recoveries	346	—	48	6	8	338	746
Net (charge-offs) recoveries	(3)	—	(34)	6	8	(141)	(164)
Provision for (recovery of) credit losses on loans	1,944	(1,295)	317	1,699	31	(58)	2,638
Ending balance	$45,921	$17,317	$47,566	$78,725	$2,554	$8,969	$201,052
Period-End Amount Allocated to:
Individually evaluated	$9,104	$—	$—	$573	$—	$270	$9,947
Collectively evaluated	36,817	17,317	47,566	78,152	2,554	8,699	191,105
Ending balance	$45,921	$17,317	$47,566	$78,725	$2,554	$8,969	$201,052
Loans:
Individually evaluated	$15,861	$—	$7,327	$13,033	$—	$270	$36,491
Collectively evaluated	1,853,547	1,243,535	3,421,959	5,740,197	107,474	97,322	12,464,034
Ending balance	$1,869,408	$1,243,535	$3,429,286	$5,753,230	$107,474	$97,592	$12,500,525

Nonaccruing loans with no allowance for credit losses	$157	$—	$7,328	$10,130	$—	$—	$17,615

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total

Three Months Ended March 31, 2023
Allowance for credit losses:
Beginning balance	$44,255	$19,114	$44,727	$71,798	$2,463	$9,733	$192,090
Initial impact of PCD loans acquired	(26)	—	—	—	—	—	(26)
Charge-offs	(529)	—	(3)	(5,115)	—	(810)	(6,457)
Recoveries	725	—	24	211	5	760	1,725
Net (charge-offs) recoveries	196	—	21	(4,904)	5	(50)	(4,732)
Provision for (recovery of) credit losses on loans	253	845	1,233	5,876	(31)	(216)	7,960
Ending balance	$44,678	$19,959	$45,981	$72,770	$2,437	$9,467	$195,292
Period-End Amount Allocated to:
Individually evaluated	$14,162	$35	$608	$1,734	$—	$270	$16,809
Collectively evaluated	30,516	19,924	45,373	71,036	2,437	9,197	178,483
Ending balance	$44,678	$19,959	$45,981	$72,770	$2,437	$9,467	$195,292
Loans:
Individually evaluated	$24,985	$652	$12,637	$10,375	$—	$274	$48,923
Collectively evaluated	1,715,793	1,423,700	3,266,343	5,075,438	121,146	115,082	11,717,502
Ending balance	$1,740,778	$1,424,352	$3,278,980	$5,085,813	$121,146	$115,356	$11,766,425

Nonaccruing loans with no allowance for credit losses	$768	$—	$9,710	$5,511	$—	$5	$15,994

The Company recorded a provision for credit losses on loans of $2,638 during the first quarter of 2024, as compared to a provision for credit losses on loans of $7,960 recorded in the first quarter of 2023. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. The provision for credit losses on loans of $2,638 in the first quarter of 2024 was primarily driven by loan growth.
Allowance for Credit Losses on Unfunded Loan Commitments
The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in the “Other liabilities” line item on the Consolidated Balance Sheets. For more information about the Company’s policies and procedures for determining the amount of the allowance for credit losses on unfunded loan commitments, please refer to the discussion in Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The following tables provide a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Three Months Ended March 31,	2024	2023
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$16,918	$20,118
Recovery of credit losses on unfunded loan commitments	(200)	(1,500)
Ending balance	$16,718	$18,618

Note 5 – Other Real Estate Owned

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”), net of valuation allowances and direct write-downs, as of the dates presented:

	March 31, 2024	December 31, 2023
Residential real estate	$1,244	$1,211
Commercial real estate	7,872	8,407
Residential land development	19	4
Commercial land development	7	—
Total	$9,142	$9,622

Changes in the Company’s OREO were as follows:

Total OREO
Balance at January 1, 2024	$9,622
Transfers of loans	195
Impairments	(28)
Dispositions	(119)
Other	(528)
Balance at March 31, 2024	$9,142

At March 31, 2024 and December 31, 2023, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $2,555 and $395, respectively.
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended
	March 31,
	2024	2023
Repairs and maintenance	$64	$16
Property taxes and insurance	29	111
Impairments	28	—
Net gains on OREO sales	(13)	(95)
Rental income	(1)	(2)
Total	$107	$30

Note 6 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the three months ended March 31, 2024 are set forth in the table below.

	Community Banks	Insurance	Total
Balance at January 1, 2024	$988,898	$2,767	$991,665
Additions to goodwill and other adjustments	—	—	—
Balance at March 31, 2024	$988,898	$2,767	$991,665

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2024
Core deposit intangibles	$82,492	$(69,297)	$13,195
Customer relationship intangible	7,670	(3,282)	4,388
Total finite-lived intangible assets	$90,162	$(72,579)	$17,583
December 31, 2023
Core deposit intangibles	$82,492	$(68,383)	$14,109
Customer relationship intangible	7,670	(2,984)	4,686
Total finite-lived intangible assets	$90,162	$(71,367)	$18,795

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended
	March 31,
	2024	2023
Amortization expense for:
Core deposit intangibles	$914	$1,092
Customer relationship intangible	298	334
Total intangible amortization	$1,212	$1,426

The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2024 and the succeeding four years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total

2024	$3,498	$1,192	$4,690
2025	3,102	1,048	4,150
2026	2,899	860	3,759
2027	2,774	628	3,402
2028	1,836	483	2,319

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
There was no valuation adjustment on MSRs during the three months ended March 31, 2024 or 2023.
During the first quarter of 2024, the Company sold MSRs relating to mortgage loans having an aggregate unpaid principal balance of $2,013,235 to a third party for net proceeds of $23,011, resulting in a gain of $3,472.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2024	$91,688
Sale of MSRs	(19,539)
Capitalization	2,026
Amortization	(2,579)
Balance at March 31, 2024	$71,596

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

	March 31, 2024	December 31, 2023
Unpaid principal balance	$5,860,523	$7,826,182

Weighted-average prepayment speed (CPR)	8.96%	8.77%
Estimated impact of a 10% increase	$(2,046)	$(2,653)
Estimated impact of a 20% increase	(4,230)	(5,457)

Discount rate	11.10%	10.85%
Estimated impact of a 10% increase	$(3,875)	$(4,753)
Estimated impact of a 20% increase	(7,461)	(9,149)

Weighted-average coupon interest rate	4.05%	3.88%
Weighted-average servicing fee (basis points)	36.15	33.24
Weighted-average remaining maturity (in years)	7.50	7.50

The Company recorded servicing fees of $4,088 and $4,265 for the three months ended March 31, 2024 and 2023, respectively, all of which are included in “Mortgage banking income” in the Consolidated Statements of Income.

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

Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Interest cost	$227	$249	$5	$6
Expected return on plan assets	(248)	(309)	—	—
Recognized actuarial loss (gain)	129	131	(23)	(15)
Net periodic benefit cost (return)	$108	$71	$(18)	$(9)

Incentive Compensation Plans
The Company maintains a long-term equity compensation plan that provides for the grant of stock options and the award of restricted stock. There were no stock options granted or outstanding, nor compensation expense associated with options recorded, during the three months ended March 31, 2024 or 2023.

The Company also awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to non-employee directors, executives, and other officers and employees.
The following table summarizes the changes in restricted stock as of and for the three months ended March 31, 2024:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	169,575	$36.38	779,564	$36.20
Awarded	95,048	33.44	312,940	33.19
Vested	—	—	(219,951)	36.33
Cancelled	—	—	(3,599)	34.04
Nonvested at end of period	264,623	$35.32	868,954	$35.10

During the three months ended March 31, 2024, the Company reissued 162,653 shares from treasury in connection with awards of restricted stock. The Company recorded total stock-based compensation expense of $3,992 and $3,445 for the three months ended March 31, 2024 and 2023, respectively.

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
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Balance Sheet	March 31, 2024		December 31, 2023
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$631,264	$13,758	$532,279	$13,567
Interest rate lock commitments	Other Assets	111,462	2,279	61,957	1,483
Forward commitments	Other Assets	74,000	179	20,000	43
Totals		$816,726	$16,216	$614,236	$15,093
Derivative liabilities:
Interest rate contracts	Other Liabilities	$631,264	$13,758	$535,725	$13,567
Interest rate lock commitments	Other Liabilities	6,220	18	2,292	—
Forward commitments	Other Liabilities	155,000	674	165,000	2,605
Totals		$792,484	$14,450	$703,017	$16,172
Gains and losses included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the dates presented:

	Three Months Ended March 31,
	2024	2023
Interest rate contracts:
Included in interest income on loans	$3,191	$1,742
Interest rate lock commitments:
Included in mortgage banking income	808	2,237
Forward commitments
Included in mortgage banking income	2,067	(490)
Total	$6,066	$3,489
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
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	March 31, 2024		December 31, 2023
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$130,000	$23,655	$130,000	$21,486
Interest rate collars	Other Assets	—	—	200,000	572
Total		$130,000	$23,655	$330,000	$22,058
Derivative liabilities:
Interest rate collars	Other Liabilities	450,000	2,746	250,000	384
Totals		$450,000	$2,746	$250,000	$384
Changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the three months ended March 31, 2024 or 2023. The impact on other comprehensive income for the three months ended March 31, 2024 and 2023 is discussed in Note 12, “Other Comprehensive Income (Loss).”

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
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	March 31, 2024		December 31, 2023
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$18,563	$100,000	$17,052
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Three Months Ended March 31,
	Location	2024	2023
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$(1,511)	$2,521
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$1,511	$(2,521)
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Long-term debt	$80,324	$81,791	$18,563	$17,052
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Gross amounts recognized	$34,905	$29,284	$33,054	$26,425
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	34,905	29,284	33,054	26,425
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	29,798	23,863	29,798	23,863
Financial collateral pledged	—	—	318	1,074
Net amounts	$5,107	$5,421	$2,938	$1,488

Note 10 – Income Taxes
(In Thousands)
The following table is a summary of the Company’s temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities and their approximate tax effects as of the dates presented.

	March 31,	December 31,
	2024	2023
Deferred tax assets
Allowance for credit losses	$53,963	$53,432
Loans	1,437	1,631
Deferred compensation	12,192	15,310
Net unrealized losses on securities	52,103	51,211
Impairment of assets	284	138
Tax credits	4,711	4,035
Net operating loss carryforwards	4	33
Investment in partnerships	1,637	1,491
Lease liabilities under operating leases	12,974	13,066
Realized losses on securities	48	4,892
Other	2,748	2,660
Total deferred tax assets	142,101	147,899
Deferred tax liabilities
Fixed assets	11,022	11,023
Mortgage servicing rights	16,367	21,282
Junior subordinated debt	1,647	1,708
Intangibles	2,371	2,447
Lease right-of-use asset	12,322	12,399
Other	3,490	3,344
Total deferred tax liabilities	47,219	52,203
Net deferred tax assets	$94,882	$95,696

For the three months ended March 31, 2024 and 2023, the Company recorded a provision for income taxes totaling $9,912 and $11,322, respectively. The provision for income taxes includes both federal and state income taxes and differs from the statutory rate due to favorable permanent differences.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state departments of revenue for the years ending December 31, 2021 through December 31, 2023.

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
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
March 31, 2024
Financial assets:
Securities available for sale	$—	$764,486	$—	$764,486
Derivative instruments	—	39,871	—	39,871
Mortgage loans held for sale in loans held for sale	—	191,440	—	191,440
Total financial assets	$—	$995,797	$—	$995,797
Financial liabilities:
Derivative instruments:	$—	$35,759	$—	$35,759

	Level 1	Level 2	Level 3	Totals
December 31, 2023
Financial assets:
Securities available for sale	$—	$923,279	$—	$923,279
Derivative instruments	—	37,151	—	37,151
Mortgage loans held for sale in loans held for sale	—	179,756	—	179,756
Total financial assets	$—	$1,140,186	$—	$1,140,186
Financial liabilities:
Derivative instruments	$—	$33,608	$—	$33,608

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the three months ended March 31, 2024.
For the three months ended March 31, 2024 and 2023, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

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

March 31, 2024	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$6,690	$6,690
OREO	—	—	74	74
Total	$—	$—	$6,764	$6,764

December 31, 2023	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$27,762	$27,762
Total	$—	$—	$27,762	$27,762

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Individually evaluated loans: Individually evaluated loans are reviewed and evaluated for credit losses on at least a quarterly basis for additional impairment and adjusted accordingly, taking into account the fair value of the collateral less estimated

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Individually evaluated loans that were measured or re-measured at fair value had a carrying value of $11,348 and $37,515 at March 31, 2024 and December 31, 2023, respectively, and a specific reserve for these loans of $4,658 and $9,753 was included in the allowance for credit losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets as of March 31, 2024. There was no impairment recognized during 2023 of OREO assets still held in the Consolidated Balance Sheets as of December 31, 2023.

March 31, 2024
Carrying amount prior to remeasurement	$103
Impairment recognized in results of operations	(29)
Fair value	$74

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at March 31, 2024 and December 31, 2023. There were no valuation adjustments on MSRs during the three months ended March 31, 2024 or 2023.
The following table presents information as of March 31, 2024 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans, net of allowance for credit losses	$6,690	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$74	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

Fair Value Option
The Company has elected to measure all mortgage loans held for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.
A net loss of $1,703 and net gain of $1,780 resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2024 and 2023, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these loans, valuation adjustments attributable to instrument-specific credit risk is nominal.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Interest income on mortgage loans held for sale measured at fair value is accrued as it is earned based on contractual rates and is reflected in loan interest income on the Consolidated Statements of Income.
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2024 and December 31, 2023:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2024
Mortgage loans held for sale measured at fair value	$191,440	$187,881	$3,559

December 31, 2023
Mortgage loans held for sale measured at fair value	$179,756	$174,471	$5,285

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of March 31, 2024	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$844,400	$844,400	$—	$—	$844,400
Securities held to maturity	1,199,111	—	1,085,085	—	1,085,085
Securities available for sale	764,486	—	764,486	—	764,486
Loans held for sale	191,440	—	191,440	—	191,440
Loans, net	12,299,473	—	—	11,757,985	11,757,985
Mortgage servicing rights	71,596	—	—	96,622	96,622
Derivative instruments	39,871	—	39,871	—	39,871
Financial liabilities
Deposits	$14,237,163	$11,501,780	$2,719,369	$—	$14,221,149
Short-term borrowings	108,121	108,121	—	—	108,121
Junior subordinated debentures	113,213	—	97,071	—	97,071
Subordinated notes	314,834	—	263,983	—	263,983
Derivative instruments	35,759	—	35,759	—	35,759

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of December 31, 2023	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$801,351	$801,351	$—	$—	$801,351
Securities held to maturity	1,221,464	—	1,121,830	—	1,121,830
Securities available for sale	923,279	—	923,279	—	923,279
Loans held for sale	179,756	—	179,756	—	179,756
Loans, net	12,152,652	—	—	11,594,363	11,594,363
Mortgage servicing rights	91,688	—	—	117,664	117,664
Derivative instruments	37,151	—	37,151	—	37,151
Financial liabilities
Deposits	$14,076,785	$11,381,556	$2,678,494	$—	$14,060,050
Short-term borrowings	307,577	307,577	—	—	307,577
Junior subordinated debentures	112,978	—	96,435	—	96,435
Subordinated notes	316,422	—	255,192	—	255,192
Derivative instruments	33,608	—	33,608	—	33,608

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 12 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income (loss), net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended March 31, 2024
Securities available for sale:
Unrealized holding losses on securities	$(6,192)	$(1,558)	$(4,634)
Amortization of unrealized holding losses on securities transferred to the held to maturity category	3,275	837	2,438
Total securities available for sale	(2,917)	(721)	(2,196)
Derivative instruments:
Unrealized holding losses on derivative instruments	(765)	(195)	(570)
Total derivative instruments	(765)	(195)	(570)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	106	27	79
Total defined benefit pension and post-retirement benefit plans	106	27	79
Total other comprehensive loss	$(3,576)	$(889)	$(2,687)
Three months ended March 31, 2023
Securities available for sale:
Unrealized holding gains on securities	$20,714	$5,183	$15,531
Amortization of unrealized holding losses on securities transferred to the held to maturity category	3,128	800	2,328
Total securities available for sale	23,842	5,983	17,859
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,656)	(424)	(1,232)
Total derivative instruments	(1,656)	(424)	(1,232)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	116	30	86
Total defined benefit pension and post-retirement benefit plans	116	30	86
Total other comprehensive income	$22,302	$5,589	$16,713

The accumulated balances for each component of other comprehensive loss, net of tax, were as follows as of the dates presented:

	March 31, 2024	December 31, 2023
Unrealized losses on securities	$(165,680)	$(163,484)
Unrealized gains on derivative instruments	16,481	17,051
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,744)	(7,823)
Total accumulated other comprehensive loss	$(156,943)	$(154,256)

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

	Three Months Ended
	March 31,
	2024	2023
Basic
Net income applicable to common stock	$39,409	$46,078
Average common shares outstanding	56,208,348	56,008,741
Net income per common share - basic	$0.70	$0.82
Diluted
Net income applicable to common stock	$39,409	$46,078
Average common shares outstanding	56,208,348	56,008,741
Effect of dilutive stock-based compensation	322,730	261,478
Average common shares outstanding - diluted	56,531,078	56,270,219
Net income per common share - diluted	$0.70	$0.82

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	March 31,
	2024	2023
Number of shares	78,296	68,771

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	March 31, 2024		December 31, 2023
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,594,020	9.75%	$1,578,918	9.62%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,484,398	10.59%	1,469,531	10.52%
Tier 1 Capital to Risk-Weighted Assets	1,594,020	11.37%	1,578,918	11.30%
Total Capital to Risk-Weighted Assets	2,102,933	15.00%	2,085,531	14.93%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,728,934	10.57%	$1,714,965	10.45%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,728,934	12.31%	1,714,965	12.25%
Tier 1 Capital to Risk-Weighted Assets	1,728,934	12.31%	1,714,965	12.25%
Total Capital to Risk-Weighted Assets	1,904,816	13.56%	1,888,104	13.49%

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Included in “Other” are the operations of the holding company and other eliminations which are necessary for purposes of reconciling to the consolidated amounts.
The following tables provide financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended March 31, 2024
Net interest income (loss)	$129,691	$481	$11	$(6,893)	$123,290
Provision for credit losses	2,438	—	—	—	2,438
Noninterest income (loss)	31,491	3,596	6,633	(339)	41,381
Noninterest expense	105,167	2,147	5,185	413	112,912
Income (loss) before income taxes	53,577	1,930	1,459	(7,645)	49,321
Income tax expense (benefit)	11,364	501	20	(1,973)	9,912
Net income (loss)	$42,213	$1,429	$1,439	$(5,672)	$39,409

Total assets	$17,303,709	$41,905	$5,409	$(5,282)	$17,345,741
Goodwill	$988,898	$2,767	—	—	$991,665

Three months ended March 31, 2023
Net interest income (loss)	$141,796	$286	$11	$(6,318)	$135,775
Provision for credit losses	6,460	—	—	—	6,460
Noninterest income (loss)	28,493	3,362	5,812	(374)	37,293
Noninterest expense	101,881	2,039	4,928	360	109,208
Income (loss) before income taxes	61,948	1,609	895	(7,052)	57,400
Income tax expense (benefit)	12,722	416	4	(1,820)	11,322
Net income (loss)	$49,226	$1,193	$891	$(5,232)	$46,078

Total assets	$17,362,799	$37,168	$79,452	$(5,336)	$17,474,083
Goodwill	$988,898	$2,767	—	—	$991,665

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

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at March 31, 2024 compared to December 31, 2023.
Assets
Total assets were $17,345,741 at March 31, 2024 compared to $17,360,535 at December 31, 2023.
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

	March 31, 2024		December 31, 2023
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$—	—%	$—	—%
Obligations of states and political subdivisions	307,018	15.63	322,764	15.05
Mortgage-backed securities	1,488,402	75.80	1,695,604	79.06
Other debt securities	168,209	8.57	126,407	5.89
	$1,963,629	100.00%	$2,144,775	100.00%
Allowance for credit losses - held to maturity securities	(32)		(32)
Securities, net of allowance for credit losses	$1,963,597		$2,144,743
During the three months ended March 31, 2024, the Company purchased $46,975 in investment securities. The Company did not purchase any investment securities during the first quarter of 2023.
Proceeds from maturities, calls and principal payments on securities during the first three months of 2024 totaled $46,307. During the first quarter, the Company sold from the available for sale portfolio municipal securities, residential mortgage backed securities and commercial mortgage backed securities for net proceeds of $177,185. The Company intended to sell these securities as of December 31, 2023; therefore, the Company impaired the securities and recognized the loss in net income as of December 31, 2023. The carrying value of the securities immediately prior to the impairment was $196,537, and the impairment charge was $19,352. No additional loss was recorded in the first quarter of 2024. Proceeds from the maturities, calls and principal payments on securities during the first three months of 2023 totaled $70,766. The Company did not sell any securities during the first three months of 2023.
During the third quarter of 2022, the Company transferred, at fair value, $882,927 of securities from the available for sale portfolio to the held to maturity portfolio as the Company has the intent and ability to hold these securities until their maturity. The related net unrealized losses of $99,675 (after tax losses of $74,307) remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. At March 31, 2024, the net unrealized after tax losses remaining to be amortized in accumulated other comprehensive income (loss) was $56,084. No gains or losses were recognized at the time of transfer.
For more information about the Company’s security portfolio, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans Held for Sale
Loans held for sale, which consist of residential mortgage loans being held until they are sold in the secondary market, were $191,440 at March 31, 2024, as compared to $179,756 at December 31, 2023. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Loans
Total loans, excluding loans held for sale, were $12,500,525 at March 31, 2024 and $12,351,230 at December 31, 2023.

The tables below set forth the balance of loans outstanding, net of unearned income and excluding loans held for sale, by loan type and the percentage of each loan type to total loans as of the dates presented:

	March 31, 2024		December 31, 2023
	Total Loans	Percentage of Total Loans	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural	$1,869,408	14.95%	$1,871,821	15.15%
Lease financing, net of unearned income	107,474	0.86	116,020	0.94
Real estate – construction:
Residential	271,966	2.18	269,616	2.18
Commercial	971,569	7.77	1,063,781	8.61
Total real estate – construction	1,243,535	9.95	1,333,397	10.79
Real estate – 1-4 family mortgage:
Primary	2,404,521	19.24	2,422,482	19.61
Home equity	525,346	4.20	522,688	4.23
Rental/investment	387,556	3.10	373,755	3.03
Land development	111,863	0.89	120,994	0.98
Total real estate – 1-4 family mortgage	3,429,286	27.43	3,439,919	27.85
Real estate – commercial mortgage:
Owner-occupied	1,678,911	13.43	1,648,961	13.35
Non-owner occupied	3,970,881	31.77	3,733,174	30.23
Land development	103,438	0.83	104,415	0.85
Total real estate – commercial mortgage	5,753,230	46.03	5,486,550	44.43
Installment loans to individuals	97,592	0.78	103,523	0.84
Total loans, net of unearned income	$12,500,525	100.00%	$12,351,230	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2024, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Deposits
The Company relies on deposits as its primary source of funds. Total deposits were $14,237,163 and $14,076,785 at March 31, 2024 and December 31, 2023, respectively. Noninterest-bearing deposits were $3,516,164 and $3,583,675 at March 31, 2024 and December 31, 2023, respectively, while interest-bearing deposits were $10,720,999 and $10,493,110 at March 31, 2024 and December 31, 2023, respectively. Interest-bearing deposits included brokered deposits of $342,638 and $461,441 at March 31, 2024 and December 31, 2023, respectively.
Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding brokered deposits and time deposits greater than $250,000). Noninterest-bearing deposits represented 24.70% of total deposits at March 31, 2024, as compared to 25.46% of total deposits at December 31, 2023. The decrease in noninterest-bearing deposits as a percentage of total deposits primarily reflects deposit customers transferring noninterest-bearing deposits to interest-bearing deposits such as money market funds offered by the Company, other financial institutions and other financial services companies. Under certain circumstances, management may elect to acquire non-core deposits (in the form of brokered deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms of the deposits and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin; business factors, described in the following paragraph, may cause us to obtain public deposits. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits were $2,006,419 and $1,866,495 at March 31, 2024 and December 31, 2023, respectively, and represented 14.09% and 13.26% of total deposits as of March 31, 2024 and December 31, 2023, respectively.
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

	March 31, 2024	December 31, 2023
Security repurchase agreements	$8,121	$7,577
Short-term borrowings from the FHLB	100,000	300,000
	$108,121	$307,577
Long-term debt typically consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The following table presents our long-term debt by type as of the dates presented:

	March 31, 2024	December 31, 2023
Junior subordinated debentures	$113,213	$112,978
Subordinated notes	314,834	316,422
	$428,047	$429,400
Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no long-term advances from the FHLB outstanding at March 31, 2024 or December 31, 2023. All advances from the FHLB are collateralized by a blanket lien on the Bank’s loans. The Company had $2,850,966 of availability on unused lines of credit with the FHLB at March 31, 2024, as compared to $2,922,315 at December 31, 2023. The Company also had credit available at the Federal Reserve Discount Window in the amount of $592,236 with no borrowings outstanding at March 31, 2024.
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

Results of Operations
Net Income
Net income for the first quarter of 2024 was $39,409 compared to net income of $46,078 for the first quarter of 2023. Basic and diluted earnings per share (“EPS”) for the first quarter of 2024 were $0.70, as compared to basic and diluted EPS of $0.82 for the first quarter of 2023.
From time to time, the Company incurs expenses and charges or recognizes valuation adjustments in connection with certain transactions with respect to which management is unable to accurately predict when these items will be incurred or, when incurred, the amount of such items. The following table presents the impact of these items on reported EPS for the dates presented.

	Three Months Ended
	March 31, 2024			March 31, 2023
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Gain on sale of MSR	$3,472	$2,774	$0.05	$—	$—	$—
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 75.26% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the first quarter of 2024. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $123,290 for the three months ended March 31, 2024, as compared to $135,775 for the same period in 2023. On a tax equivalent basis, net interest income was $125,850 for the three months ended March 31, 2024, as compared to $138,529 for the same period in 2023.
The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category on a tax-equivalent basis for the periods presented:

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$12,407,976	$194,640	6.30%	$11,688,534	$163,970	5.68%
Loans held for sale	155,382	2,308	5.94	103,410	1,737	6.72
Securities:
Taxable	1,891,817	9,505	2.01	2,635,130	13,317	2.02
Tax-exempt(1)	270,279	1,505	2.23	397,014	2,345	2.36
Interest-bearing balances with banks	570,336	7,781	5.49	464,229	5,430	4.74
Total interest-earning assets	15,295,790	215,739	5.66	15,288,317	186,799	4.94
Cash and due from banks	188,503			197,782
Intangible assets	1,009,825			1,011,557
Other assets	708,895			660,242
Total assets	$17,203,013			$17,157,898
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$6,955,989	$52,500	3.03%	$6,066,770	$20,298	1.36%
Savings deposits	860,397	730	0.34	1,052,802	826	0.32
Brokered deposits	445,608	5,987	5.39	395,745	4,418	4.53
Time deposits	2,319,420	23,396	4.06	1,564,855	7,324	1.90
Total interest-bearing deposits	10,581,414	82,613	3.13	9,080,172	32,866	1.47
Borrowed funds	544,564	7,276	5.35	1,281,552	15,404	4.86
Total interest-bearing liabilities	11,125,978	89,889	3.24	10,361,724	48,270	1.89
Noninterest-bearing deposits	3,518,612			4,386,998
Other liabilities	244,142			222,382
Shareholders’ equity	2,314,281			2,186,794
Total liabilities and shareholders’ equity	$17,203,013			$17,157,898
Net interest income/net interest margin		$125,850	3.30%		$138,529	3.66%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume and mix and pricing decisions. External factors include changes in market interest rates, competition and other factors affecting the banking industry in general, and the shape of the interest rate yield curve. The largest contributing factor to the decrease in net interest income for the three months ended March 31, 2024, as compared to the same period in 2023, was the rising rate environment that began in 2022 and continued throughout 2023. The higher interest rates benefited yields on earning assets, but this increase was more than offset by an increase in interest expense. The rising interest rates negatively impacted both the cost and mix of our funding sources. The Company has continued its efforts to mitigate increases in the cost of funding through maintaining noninterest-bearing deposits, staying disciplined yet competitive in pricing on interest-bearing deposits in the current rate environment and accessing alternative sources of liquidity, such as brokered deposits.
The following tables set forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three months ended March 31, 2024, as compared to the same period in 2023 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute value of amounts calculated):

	Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
	Volume	Rate	Net
Interest income:
Loans held for investment	$11,103	$19,567	$30,670
Loans held for sale	789	(218)	571
Securities:
Taxable	(3,567)	(245)	(3,812)
Tax-exempt	(712)	(128)	(840)
Interest-bearing balances with banks	1,394	957	2,351
Total interest-earning assets	9,007	19,933	28,940
Interest expense:
Interest-bearing demand deposits	3,424	28,778	32,202
Savings deposits	(153)	57	(96)
Brokered deposits	625	944	1,569
Time deposits	4,785	11,287	16,072
Borrowed funds	(9,544)	1,416	(8,128)
Total interest-bearing liabilities	(863)	42,482	41,619
Change in net interest income	$9,870	$(22,549)	$(12,679)

Interest income, on a tax equivalent basis, was $215,739 for the three months ended March 31, 2024, as compared to $186,799 for the same period in 2023. The increase in interest income, on a tax equivalent basis, for the three months ended March 31, 2024, as compared to the same time period in 2023 is due primarily to interest rate increases by the Federal Reserve during 2023.
The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Loans held for investment	81.12%	76.45%	6.30%	5.68%
Loans held for sale	1.02	0.68	5.94	6.72
Securities	14.14	19.83	2.04	2.07
Other	3.72	3.04	5.49	4.74
Total earning assets	100.00%	100.00%	5.66%	4.94%

For the first quarter of 2024, interest income on loans held for investment, on a tax equivalent basis, increased $30,670 to $194,640 from $163,970 for the same period in 2023. The Federal Reserve continued to raise interest rates in 2023, which positively impacted the Company’s loan pricing, and the year-to-date average balance of loans held for investment increased $719,442 from March 2023, thereby resulting in the increase in interest income on loans held for investment for the three months ended March 31, 2024, as compared to the same period in 2023.
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans held for investment, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended
	March 31,
	2024	2023
Net interest income collected on problem loans	$123	$392
Accretable yield recognized on purchased loans	800	885
Total impact to interest income on loans	$923	$1,277

Impact to loan yield	0.03%	0.04%

Impact to net interest margin	0.02%	0.03%
For the first quarter of 2024, interest income on loans held for sale (consisting of mortgage loans held for sale) increased $571 to $2,308 from $1,737 for the same period in 2023.
Investment income, on a tax equivalent basis, decreased $4,652 to $11,010 for the first quarter of 2024 from $15,662 for the first quarter of 2023. The tax equivalent yield on the investment portfolio for the first quarter of 2024 was 2.04%, down 3 basis points from 2.07% for the same period in 2023. The decrease in taxable equivalent investment income for the three months ended March 31, 2024 as compared to the same period in 2023 was due to our previously disclosed sale of securities during 2023 as well as the aforementioned securities sale in January 2024.
Interest expense was $89,889 for the first quarter of 2024 as compared to $48,270 for the same period in 2023.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Noninterest-bearing demand	24.03%	29.74%	—%	—%
Interest-bearing demand	47.50	41.13	3.03	1.36
Savings	5.88	7.14	0.34	0.32
Brokered deposits	3.04	2.68	5.39	4.53
Time deposits	15.84	10.61	4.06	1.90
Short term borrowings	0.79	5.78	1.20	4.31
Subordinated notes	2.16	2.15	5.83	5.33
Other borrowed funds	0.76	0.77	8.28	7.67
Total deposits and borrowed funds	100.00%	100.00%	2.46%	1.33%

Interest expense on deposits was $82,613 and $32,866 for the three months ended March 31, 2024 and 2023, respectively. The cost of total deposits was 2.35% and 0.99% for the same respective periods. The increase in both deposit expense and cost is attributable to the Company’s efforts to offer competitive deposit rates in the high interest rate environment and its decision to maintain additional on-balance sheet liquidity following the bank failures and broader industry concerns about bank liquidity that arose in March 2023. The Company has continued its efforts to maintain non-interest bearing deposits. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on brokered deposits or wholesale borrowings when advantageous or otherwise deemed advisable due to market conditions.
Interest expense on total borrowings was $7,276 and $15,404 for the three months ended March 31, 2024 and 2023, respectively. The decrease in interest expense on borrowings is a result of the repayment of FHLB borrowings during 2023 and the first quarter of 2024.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended March 31,
2024	2023
0.97%	0.88%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains and losses on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify revenue sources. Noninterest income was $41,381 for the first quarter of 2024 as compared to $37,293 for the same period in 2023. The increase over the three month period is primarily due to the $3,472 gain on sale of MSRs during the first quarter of 2024, which is included in “Mortgage banking income” in the Consolidated Statements of Income.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees (which encompasses traditional overdraft fees as well as non-sufficient funds fees). Service charges on deposit accounts were $10,506 and $9,120 for the first quarter of 2024 and 2023, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,256 for the three months ended March 31, 2024, as compared to $4,580 for the same period in 2023.
Fees and commissions were $3,949 during the first quarter of 2024 as compared to $4,676 for the same period in 2023. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions, and lending services, such as collateral management fees and unused commitment fees. For the first quarter of 2024, interchange fees were $2,130 as compared to $2,327 for the same period in 2023.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $2,716 and $2,446 for the three months ended March 31, 2024 and 2023, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the number of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $873 and $910 for the three months ended March 31, 2024 and 2023, respectively.
Our Wealth Management segment has two divisions: Trust and Financial Services. The Trust division operates on a custodial basis, which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $5,669 for the first quarter of 2024 compared to $5,140 for the same period in 2023. The market value of assets under management or administration was $5,386,011 and $4,980,887 at March 31, 2024 and March 31, 2023, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Interest rate lock commitments and originations of mortgage loans to be sold totaled $444,297 and $260,424, respectively, in the first quarter of 2024 compared to $629,833 and $258,946, respectively for the same period in 2023. The decrease in interest rate lock commitments was due to continued increases in mortgage interest rates during 2023, significantly dampening demand for mortgages nationwide. In the first quarter of 2024, the Company sold a portion of its mortgage servicing rights portfolio with a carrying value of $19,539 for a pre-tax gain of $3,472. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended March 31,
	2024	2023
Gain on sales of loans, net (1)	$4,535	$4,770
Fees, net	1,854	1,806
Mortgage servicing income, net(2)	4,981	1,941
Mortgage banking income, net	$11,370	$8,517

(1) Gain on sales of loans, net includes pipeline fair value adjustments
(2) Mortgage servicing income, net includes gain on sale of MSR
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and proceeds received upon the death of covered individuals. BOLI income was $2,691 for the three months ended March 31, 2024 as compared to $3,003 for the same period in 2023.
Other noninterest income was $4,424 and $4,391 for the three months ended March 31, 2024 and 2023, respectively. Other noninterest income includes income from our SBA banking division, our capital markets division and other miscellaneous income and can fluctuate based on production in our SBA banking and capital markets divisions and recognition of other seasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended March 31,
2024	2023
2.64%	2.58%
Noninterest expense was $112,912 and $109,208 for the first quarter of 2024 and 2023, respectively.
Salaries and employee benefits increased $1,638 to $71,470 for the first quarter of 2024 as compared to $69,832 for the same period in 2023. The increase in salaries and employee benefits is primarily due to annual merit increases implemented in April 2023 offset by decreases in salaries and benefits within our mortgage division attributable to declines in mortgage production.
Data processing costs were $3,807 in the first quarter of 2024 as compared to $3,633 for the same period in 2023. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense for the first quarter of 2024 was $11,389, as compared to $11,405 for the same period in 2023.
For the first quarter of 2024 the Company had expenses of $107 related to other real estate owned as compared to expenses of $30 for the same period in 2023. Expenses on other real estate owned included write downs of the carrying value to fair value on certain pieces of property held in other real estate owned of $28 for the first three months of 2024. There were no such write downs during the first quarter of 2023. For the three months ended March 31, 2024 and 2023, other real estate owned with a cost basis of $119 and $552, respectively, was sold, resulting in a net gain of $13 and $95, respectively.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulations. Professional fees were $3,348 for the first quarter of 2024 as compared to $3,467 for the same period in 2023.
Advertising and public relations expense was $4,886 for the first quarter of 2024 as compared to $4,686 for the same period in 2023. During the three months ended March 31, 2024 and 2023, the Company contributed approximately $1,055 and $1,067, respectively, to charitable organizations throughout Mississippi and Georgia, which contributions are included in our advertising and public relations expense, for which it received a dollar-for-dollar tax credit.
Amortization of intangible assets totaled $1,212 and $1,426 for the first quarter of 2024 and 2023. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 1 year to 7 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $2,024 for the first quarter of 2024 as compared to $1,980 for the same period in 2023.
Other noninterest expense includes business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $14,669 for the three months ended March 31, 2024 as compared to $12,749 for the same period in 2023. The increase in other noninterest expense is primarily attributable to lower mortgage deferred loan origination expense in the first quarter of 2024 compared to the same period in 2023. The amount of loan origination expense deferred is directly correlated to the volume and mix of our loan production during the period. The Company also accrued $700 for an FDIC deposit insurance special assessment in the first quarter of 2024.

Efficiency Ratio

	Efficiency Ratio
	Three Months Ended March 31,
	2024	2023
Efficiency ratio	67.52%	62.11%

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
Income Taxes
Income tax expense for the first quarter of 2024 and 2023 was $9,912 and $11,322, respectively. The decline is primarily due to a decrease in pre-tax income.

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
The Company’s practice is to charge off estimated losses as soon as management believes the uncollectability of a loan balance is confirmed and such losses are reasonably quantified. Net charge-offs for the first quarter of 2024 were $164, or 0.01% of average loans (annualized), compared to net charge-offs of $4,732, or 0.16% of average loans (annualized), for the same period in 2023. The charge-offs were fully reserved for in the Company’s allowance for credit losses on loans. Subsequent recoveries, if any, are credited to the allowance for credit losses on loans.
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

The following table presents the allocation of the allowance for credit losses on loans by loan category and the percentage of loans in each category to total loans as of the dates presented:

	March 31, 2024		December 31, 2023		March 31, 2023
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$45,921	14.95%	$43,980	15.15%	$44,678	14.79%
Lease financing	2,554	0.86	2,515	0.94	2,437	1.03
Real estate – construction	17,317	9.95	18,612	10.79	19,959	12.10
Real estate – 1-4 family mortgage	47,566	27.43	47,283	27.85	45,981	27.87
Real estate – commercial mortgage	78,725	46.03	77,020	44.43	72,770	43.23
Installment loans to individuals	8,969	0.78	9,168	0.84	9,467	0.98
Total	$201,052	100.00%	$198,578	100.00%	$195,292	100.00%

The provision for credit losses on loans charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a provision for credit losses on loans of $2,638 in the first quarter of 2024, as compared to $7,960 in the first quarter of 2023. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. While credit metrics remained relatively stable, loan growth caused the Company’s model to indicate that the aforementioned provision for credit losses on loans was appropriate during the first quarter of 2024.
The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended
	March 31,
	2024	2023
Balance at beginning of period	$198,578	$192,090
Impact of purchased credit deteriorated loans acquired during the period	—	(26)
Charge-offs
Commercial, financial, agricultural	349	529
Real estate – 1-4 family mortgage	82	3
Real estate – commercial mortgage	—	5,115
Installment loans to individuals	479	810
Total charge-offs	910	6,457
Recoveries
Commercial, financial, agricultural	346	725
Lease financing	8	5
Real estate – 1-4 family mortgage	48	24
Real estate – commercial mortgage	6	211
Installment loans to individuals	338	760
Total recoveries	746	1,725
Net charge-offs	164	4,732
Provision for credit losses on loans	2,638	7,960
Balance at end of period	$201,052	$195,292
Net charge-offs (annualized) to average loans	0.01%	0.16%
Net charge-offs to allowance for credit losses on loans	0.08%	2.42%
Allowance for credit losses on loans to:
Total loans	1.61%	1.66%
Nonperforming loans	270.87%	259.39%
Nonaccrual loans	272.52%	344.88%

The table below reflects annualized net charge-offs (recoveries) to daily average loans outstanding, by loan category, during the periods presented:

	Three Months Ended
	March 31, 2024			March 31, 2023
	Net Charge-offs (Recoveries)	Average Loans	Annualized Net Charge-offs to Average Loans	Net Charge-offs (Recoveries)	Average Loans	Annualized Net Charge-offs to Average Loans
Commercial, financial, agricultural	$3	$1,864,444	—%	$(196)	$1,721,838	(0.05)%
Lease financing	(8)	107,255	(0.03)	(5)	116,164	(0.02)%
Real estate – construction	—	1,332,341	—	—	1,310,125	—%
Real estate – 1-4 family mortgage	34	3,423,951	—	(21)	3,319,795	—%
Real estate – commercial mortgage	(6)	5,580,170	—	4,904	5,101,752	0.39%
Installment loans to individuals	141	99,815	0.57	50	118,860	0.17%
Total	$164	$12,407,976	0.01%	$4,732	$11,688,534	0.16%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended
	March 31,
	2024	2023
Real estate – 1-4 family mortgage:
Primary	$(8)	$(10)
Home equity	1	(3)
Rental/investment	41	(2)
Land development	—	(6)
Total real estate – 1-4 family mortgage	34	(21)
Real estate – commercial mortgage:
Owner-occupied	(4)	(78)
Non-owner occupied	(3)	4,982
Total real estate – commercial mortgage	(7)	4,904
Total net charge-offs of loans secured by real estate	$27	$4,883

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

Three Months Ended March 31,	2024	2023
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$16,918	$20,118
Recovery of provision for credit losses on unfunded loan commitments (included in other noninterest expense)	(200)	(1,500)
Ending balance	$16,718	$18,618
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
The following table provides details of the Company’s nonperforming assets as of the dates presented.

	March 31, 2024	December 31, 2023
Nonaccruing loans	$73,774	$68,816
Accruing loans past due 90 days or more	451	554
Total nonperforming loans	74,225	69,370
Other real estate owned	9,142	9,622
Total nonperforming assets	$83,367	$78,992
Nonperforming loans to total loans	0.59%	0.56%
Nonaccruing loans to total loans	0.59%	0.56%
Nonperforming assets to total assets	0.48%	0.46%

The following table presents nonperforming loans by loan category as of the dates presented:

	March 31, 2024	December 31, 2023	March 31, 2023
Commercial, financial, agricultural	$6,588	$6,282	$11,382
Real estate – construction:
Residential	—	—	152
Total real estate – construction	—	—	152
Real estate – 1-4 family mortgage:
Primary	50,133	44,174	34,755
Home equity	2,907	2,849	2,278
Rental/investment	2,171	2,238	2,849
Land development	177	19	20
Total real estate – 1-4 family mortgage	55,388	49,280	39,902
Real estate – commercial mortgage:
Owner-occupied	2,169	3,373	20,389
Non-owner occupied	9,481	9,774	2,963
Land development	195	300	265
Total real estate – commercial mortgage	11,845	13,447	23,617
Installment loans to individuals	404	361	237
Total nonperforming loans	$74,225	$69,370	$75,290

Total nonperforming loans as a percentage of total loans were 0.59% as of March 31, 2024 as compared to 0.56% and 0.64% as of December 31, 2023 and March 31, 2023, respectively. The Company’s coverage ratio, or its allowance for credit losses on loans as a percentage of nonperforming loans, was 270.87% as of March 31, 2024 as compared to 286.26% as of December 31, 2023 and 259.39% as of March 31, 2023.
Management has evaluated loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at March 31, 2024. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due but still accruing interest were $59,632, or 0.48% of total loans, at March 31, 2024 as compared to $54,031, or 0.44% of total loans, at December 31, 2023 and $50,992, or 0.43% of total loans, at March 31, 2023.
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (including an extension of the amortization period), or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, are required to be disclosed in accordance with ASU 2022-02. All modifications for the three months ended March 31, 2024 and 2023 and which met the disclosure criteria in ASU 2022-02 were performing in accordance with their modified terms at March 31, 2024 and 2023, respectively. The total amortized cost basis of loans that were experiencing financial difficulty, modified during the three months ended March 31, 2024 and 2023, were $10,693 and $1,184, respectively. Unused commitments totaled $85 at March 31, 2024. There were no unused commitments at March 31, 2023. Upon the Company’s determination that a modified loan has been subsequently deemed uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted accordingly. For more information about loan modifications made to borrowers experiencing financial difficulty, see the information under the heading “Certain Modifications to Borrowers Experiencing Financial Difficulty” in Note 3, “Loans,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.
The following table provides details of the Company’s other real estate owned, net of valuation allowance and direct write-downs, as of the dates presented:

	March 31, 2024	December 31, 2023	March 31, 2023
Residential real estate	$1,244	$1,211	$551
Commercial real estate	7,872	8,407	3,507
Residential land development	19	4	4
Commercial land development	7	—	756
Total other real estate owned	$9,142	$9,622	$4,818

Changes in the Company’s other real estate owned were as follows:

	2024	2023
Balance at January 1	$9,622	$1,763
Transfers of loans	195	3,623
Impairments	(28)	—
Dispositions	(119)	(552)
Other	(528)	(16)
Balance at March 31	$9,142	$4,818

Other real estate owned with a cost basis of $119 was sold during the three months ended March 31, 2024, resulting in a net gain of $13, while other real estate owned with a cost basis of $552 was sold during the three months ended March 31, 2023, resulting in a net gain of $95.
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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing April 1, 2024, in each case as compared to the result under rates present in the market on March 31, 2024. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not account for changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+100	2.44%	1.86%	3.02%
-100	(3.57)%	(2.52)%	(3.66)%
-200	(8.60)%	(5.75)%	(8.22)%

The rate shock results for the net interest income simulations for the next 24 months produce an asset sensitive position at March 31, 2024. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
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
Core deposits, which are deposits excluding brokered deposits and time deposits greater than $250,000, are the major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. We may also access the brokered deposit market where rates are favorable to other sources of liquidity (especially in light of collateral requirements for certain borrowings) and core deposits are not sufficient for meeting our current and anticipated liquidity needs. During the first quarter of 2024, brokered deposits decreased by $119,070 as compared to the balance at December 31, 2023. The Bank obtained brokered deposits in the amount of $120,345 during the first quarter of 2024 and paid down brokered deposits of $239,355 during the same period. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the ALCO.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months, the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 11.16% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types, short-term borrowings and derivative instruments. At March 31, 2024, securities with a carrying value of $813,304 were pledged to secure government, public fund and trust deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $895,044 similarly pledged at December 31, 2023.
Other sources available for meeting liquidity needs include federal funds purchased, short-term and long-term advances from the FHLB and borrowings from the Federal Reserve Discount Window. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were $100,000 in short-term borrowings from the FHLB at March 31, 2024, as compared to $300,000 at December 31, 2023. Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding long-term advances with the FHLB at March 31, 2024 or December 31, 2023. The total amount of the remaining credit available to us from the FHLB at March 31, 2024 was $2,850,966. The credit available at the Federal Reserve Discount Window at March 31, 2024 was $592,236 with no borrowings currently outstanding. We also maintain lines of credit with other commercial banks totaling $160,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at March 31, 2024 or December 31, 2023.
Finally, we can access the capital markets to meet liquidity needs. The Company maintains a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which was effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depositary shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company's banking, insurance and wealth management operations as well as other business opportunities. In previous years, we have accessed the capital markets to generate liquidity in the form of common stock and subordinated notes. We have also assumed subordinated notes as part of acquisitions. The carrying value of subordinated notes, net of unamortized debt issuance costs, was $314,834 at March 31, 2024.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Noninterest-bearing demand	24.03%	29.74%	—%	—%
Interest-bearing demand	47.50	41.13	3.03	1.36
Savings	5.88	7.14	0.34	0.32
Brokered deposits	3.04	2.68	5.39	4.53
Time deposits	15.84	10.61	4.06	1.90
Short-term borrowings	0.79	5.78	1.20	4.31
Subordinated notes	2.16	2.15	5.83	5.33
Other borrowed funds	0.76	0.77	8.28	7.67
Total deposits and borrowed funds	100.00%	100.00%	2.46%	1.33%

The estimated amount of uninsured and uncollateralized deposits at March 31, 2024 was $4,392,773. Collateralized public funds over FDIC insurance limits were $1,569,410 at March 31, 2024.
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
Cash and cash equivalents were $844,400 at March 31, 2024, as compared to $847,697 at March 31, 2023. Cash provided by investing activities for the three months ended March 31, 2024 was $29,968, as compared to cash used in investing activities of $153,231 for the three months ended March 31, 2023. Proceeds from the sale, maturity or call of securities within our investment portfolio were $223,492 for the three months ended March 31, 2024, as compared to $70,766 for the same period in 2023. A portion of the securities portfolio was sold during the first quarter, resulting in proceeds of $177,185 of which a portion were used to purchase higher yielding securities, while the remainder was used to fund loan growth. Proceeds in the first quarter of 2023 were primarily used to fund loan growth. Purchases of investment securities were $46,975 during the first three months of 2024. There were no purchases of investment securities for the same period in 2023.
Cash used in financing activities for the three months ended March 31, 2024 was $51,976, as compared to cash provided by financing activities of $432,318 for the same period in 2023. Deposits increased $160,378 and $425,054 for the three months ended March 31, 2024 and 2023, respectively.
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
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2024, the maximum amount available for transfer from the Bank to the Company in the form of loans was $190,482. The Company maintains a $3,000 line of credit collateralized by cash with the Bank. There were no amounts outstanding under this line of credit at March 31, 2024.
These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the three months ended March 31, 2024, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	March 31, 2024	December 31, 2023
Loan commitments	$3,032,017	$3,091,997
Standby letters of credit	114,456	113,970

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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, collars, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2024, the Company had notional amounts of $631,264 on interest rate contracts with corporate customers and $631,264 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
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

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $2,322,350 at March 31, 2024 compared to $2,297,383 at December 31, 2023. Book value per share was $41.25 and $40.92 at March 31, 2024 and December 31, 2023, respectively. The growth in shareholders’ equity was attributable to current period earnings and changes in accumulated other comprehensive income, offset by dividends declared.
In October 2023, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $100,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The program will remain in effect through October 2024 or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. The Company did not repurchase any of its common stock under the stock repurchase plan in the first quarter of 2024.
The Company has junior subordinated debentures with a carrying value of $113,213 at March 31, 2024, of which $109,622 is included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the debentures we include in Tier 1 capital at March 31, 2024. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if we make any acquisition of a financial institution now that we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.
The Company has subordinated notes with a par value of $336,400 at March 31, 2024, of which $333,397 is included in the Company’s Tier 2 capital.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,484,398	10.59%	$911,022	6.50%	$981,101	7.00%
Tier 1 risk-based capital ratio	1,594,020	11.37	1,121,258	8.00	1,191,337	8.50
Total risk-based capital ratio	2,102,933	15.00	1,401,573	10.00	1,471,651	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,594,020	9.75	817,663	5.00	654,130	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,728,934	12.31%	$912,952	6.50%	$983,179	7.00%
Tier 1 risk-based capital ratio	1,728,934	12.31	1,123,633	8.00	1,193,860	8.50
Total risk-based capital ratio	1,904,816	13.56	1,404,542	10.00	1,474,769	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,728,934	10.57	817,792	5.00	654,234	4.00

December 31, 2023
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,469,531	10.52%	$908,163	6.50%	$978,022	7.00%
Tier 1 risk-based capital ratio	1,578,918	11.30	1,117,740	8.00	1,187,598	8.50
Total risk-based capital ratio	2,085,531	14.93	1,397,175	10.00	1,467,033	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,578,918	9.62	820,428	5.00	656,342	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,714,965	12.25%	$909,711	6.50%	$979,689	7.00%
Tier 1 risk-based capital ratio	1,714,965	12.25	1,119,644	8.00	1,189,622	8.50
Total risk-based capital ratio	1,888,104	13.49	1,399,556	10.00	1,469,533	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,714,965	10.45	820,761	5.00	656,608	4.00

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
Critical Accounting Estimates

We have identified certain accounting estimates that involve significant judgment and estimates which can have a material impact on our financial condition or results of operations. Our accounting policies are more fully described in Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 23, 2024. Actual amounts and values as of the balance sheet dates may be materially different from the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.
The critical accounting estimates that we believe to be the most critical in preparing our consolidated financial statements relate to the allowance for credit losses and acquisition accounting, which are described under “Critical Accounting Policies and Estimates” in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2023. Since December 31, 2023, there have been no material changes in these critical accounting estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2023. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 23, 2024.

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

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS

When evaluating the risk of an investment in the Company’s common stock, potential investors should carefully consider the risk factors appearing in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

During the three month period ended March 31, 2024, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number of Shares or Approximate Dollar Value of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)(3)
January 1, 2024 to January 31, 2024	30,847	$33.68	—	$100,000
February 1, 2024 to February 29, 2024	—	—	—	100,000
March 1, 2024 to March 31, 2024	66,043	31.11	—	100,000
Total	96,890	$31.93	—
(1)All shares in this column represent shares of Renasant Corporation stock withheld to satisfy the federal and state tax liabilities related to the vesting of performance- and time-based restricted stock awards.
(2)The Company announced a $100.0 million stock repurchase program in October 2023 under which the Company is authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. This plan will remain in effect through October 2024 or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. No shares were repurchased during the first quarter of 2024 under this plan.
(3)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 5. OTHER INFORMATION

Trading Plans
During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(a) of Regulation S-K).

Item 6. EXHIBITS

Exhibit Number	Description

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (1)

(3)(ii)	Articles of Amendment to the Articles of Incorporation(2)

(3)(iii)	Amended and Restated Bylaws of Renasant Corporation (3)

(3)(iv)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (4)

(3)(v)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (5)

(3)(vi)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (6)

10(i)	Amended and Restated Renasant Corporation Performance Based Rewards Plan, dated as of April 23, 2024.

10(ii)	Amendment No. 1 to the Renasant Corporation 2020 Long-Term Incentive Compensation Plan dated February 26, 2024.

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (Unaudited).

(104)	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

(1)Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission (the “Commission”) on May 10, 2016 and incorporated herein by reference.
(2)Filed as exhibit 3(i) to the Form 8-K the Company filed with the Commission on April 25, 2024 and incorporated herein by reference.
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
(6)Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on October 27, 2023 and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	May 8, 2024	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2024	/s/ James C. Mabry IV
James C. Mabry IV
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)