Form 10-Q
period 2024-06-30
RENASANT CORP
filed 2024-08-07
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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

As of July 31, 2024, 63,557,383 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$224,302	$206,680
Interest-bearing balances with banks	627,604	594,671
Cash and cash equivalents	851,906	801,351
Securities held to maturity (net of allowance for credit losses of $32 at each of June 30, 2024 and December 31, 2023) (fair value of $1,052,705 and $1,121,830, respectively)	1,174,663	1,221,464
Securities available for sale, at fair value	749,685	923,279
Loans held for sale, at fair value	266,406	179,756
Loans held for investment, net of unearned income	12,604,755	12,351,230
Allowance for credit losses on loans	(199,871)	(198,578)
Loans, net	12,404,884	12,152,652
Premises and equipment, net	280,966	283,195
Other real estate owned, net	7,366	9,622
Goodwill	991,665	991,665
Other intangible assets, net	16,397	18,795
Bank-owned life insurance	387,791	382,584
Mortgage servicing rights	72,092	91,688
Other assets	306,570	304,484
Total assets	$17,510,391	$17,360,535
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$3,539,453	$3,583,675
Interest-bearing	10,715,760	10,493,110
Total deposits	14,255,213	14,076,785
Short-term borrowings	232,741	307,577
Long-term debt	428,677	429,400
Other liabilities	239,059	249,390
Total liabilities	15,155,690	15,063,152
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 59,296,725 shares issued; 56,367,924 and 56,142,207 shares outstanding, respectively	296,483	296,483
Treasury stock, at cost – 2,928,801 and 3,154,518 shares, respectively	(97,534)	(105,249)
Additional paid-in capital	1,304,782	1,308,281
Retained earnings	1,005,086	952,124
Accumulated other comprehensive loss, net of taxes	(154,116)	(154,256)
Total shareholders’ equity	2,354,701	2,297,383
Total liabilities and shareholders’ equity	$17,510,391	$17,360,535
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income
Loans	$201,927	$176,188	$396,625	$339,712
Securities
Taxable	9,258	12,300	18,763	25,553
Tax-exempt	1,152	1,700	2,347	3,538
Other	7,874	6,978	15,655	12,408
Total interest income	220,211	197,166	433,390	381,211
Interest expense
Deposits	87,621	51,391	170,234	84,257
Borrowings	7,564	15,559	14,840	30,963
Total interest expense	95,185	66,950	185,074	115,220
Net interest income	125,026	130,216	248,316	265,991
Provision for credit losses on loans	4,300	3,000	6,938	10,960
Recovery of credit losses on unfunded commitments	(1,000)	(1,000)	(1,200)	(2,500)
Provision for credit losses	3,300	2,000	5,738	8,460
Net interest income after provision for credit losses	121,726	128,216	242,578	257,531
Noninterest income
Service charges on deposit accounts	10,286	9,733	20,792	18,853
Fees and commissions	3,944	4,987	7,893	9,663
Insurance commissions	2,758	2,809	5,474	5,255
Wealth management revenue	5,684	5,338	11,353	10,478
Mortgage banking income	9,698	9,771	21,068	18,288
Gain on debt extinguishment	—	—	56	—
Net loss on sales of securities	—	(22,438)	—	(22,438)
BOLI income	2,701	2,402	5,392	5,405
Other	3,691	4,624	8,115	9,015
Total noninterest income	38,762	17,226	80,143	54,519
Noninterest expense
Salaries and employee benefits	70,731	70,637	142,201	140,469
Data processing	3,945	3,684	7,752	7,317
Net occupancy and equipment	11,844	11,865	23,233	23,270
Other real estate owned	105	51	212	81
Professional fees	3,195	4,012	6,543	7,479
Advertising and public relations	3,807	3,482	8,693	8,168
Intangible amortization	1,186	1,369	2,398	2,795
Communications	2,112	2,226	4,136	4,206
Other	15,051	12,839	29,720	25,588
Total noninterest expense	111,976	110,165	224,888	219,373
Income before income taxes	48,512	35,277	97,833	92,677
Income taxes	9,666	6,634	19,578	17,956
Net income	$38,846	$28,643	$78,255	$74,721
Basic earnings per share	$0.69	$0.51	$1.39	$1.33
Diluted earnings per share	$0.69	$0.51	$1.38	$1.33
Cash dividends per common share	$0.22	$0.22	$0.44	$0.44
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$38,846	$28,643	$78,255	$74,721
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains (losses) on securities	468	(15,930)	(4,166)	(399)
Reclassification adjustment for losses realized in net income	—	16,816	—	16,816
Amortization of unrealized holding losses on securities transferred to the held to maturity category	2,421	2,252	4,859	4,580
Total securities available for sale	2,889	3,138	693	20,997
Derivative instruments:
Unrealized holding losses on derivative instruments	(141)	(2,361)	(711)	(3,593)
Total derivative instruments	(141)	(2,361)	(711)	(3,593)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	79	86	158	172
Total defined benefit pension and post-retirement benefit plans	79	86	158	172
Other comprehensive income, net of tax	2,827	863	140	17,576
Comprehensive income	$41,673	$29,506	$78,395	$92,297

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Six Months Ended June 30, 2024	Shares	Amount
Balance at January 1, 2024	56,142,207	$296,483	$(105,249)	$1,308,281	$952,124	$(154,256)	$2,297,383
Net income	—	—	—	—	39,409	—	39,409
Other comprehensive loss	—	—	—	—	—	(2,687)	(2,687)
Comprehensive income							36,722
Cash dividends ($0.22 per share)	—	—	—	—	(12,653)	—	(12,653)
Issuance of common stock for stock-based compensation awards	162,653	—	5,566	(8,660)	—	—	(3,094)
Stock-based compensation expense	—	—	—	3,992	—	—	3,992
Balance at March 31, 2024	56,304,860	$296,483	$(99,683)	$1,303,613	$978,880	$(156,943)	$2,322,350
Net income	—	$—	$—	$—	$38,846	$—	$38,846
Other comprehensive income	—	—	—	—	—	2,827	2,827
Comprehensive income							41,673
Cash dividends ($0.22 per share)	—	—	—	—	(12,640)	—	(12,640)
Issuance of common stock for stock-based compensation awards	63,064	—	2,149	(2,205)	—	—	(56)
Stock-based compensation expense	—	—	—	3,374	—	—	3,374
Balance at June 30, 2024	56,367,924	$296,483	$(97,534)	$1,304,782	$1,005,086	$(154,116)	$2,354,701

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Six Months Ended June 30, 2023	Shares	Amount
Balance at January 1, 2023	55,953,104	$296,483	$(111,577)	$1,302,422	$857,725	$(209,037)	$2,136,016
Net income	—	—	—	—	46,078	—	46,078
Other comprehensive income	—	—	—	—	—	16,713	16,713
Comprehensive income							62,791
Cash dividends ($0.22 per share)	—	—	—	—	(12,561)	—	(12,561)
Issuance of common stock for stock-based compensation awards	120,554	—	4,018	(6,409)	—	—	(2,391)
Stock-based compensation expense	—	—	—	3,445	—	—	3,445
Balance at March 31, 2023	56,073,658	$296,483	$(107,559)	$1,299,458	$891,242	$(192,324)	$2,187,300
Net income	—	$—	$—	$—	$28,643	$—	$28,643
Other comprehensive income	—	—	—	—	—	863	863
Comprehensive income							29,506
Cash dividends ($0.22 per share)	—	—	—	—	(12,573)	—	(12,573)
Issuance of common stock for stock-based compensation awards	58,820	—	1,970	(970)	—	—	1,000
Stock-based compensation expense	—	—	—	3,395	—	—	3,395
Balance at June 30, 2023	56,132,478	$296,483	$(105,589)	$1,301,883	$907,312	$(191,461)	$2,208,628

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$78,255	$74,721
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	5,738	8,460
Depreciation, amortization and accretion	16,027	18,365
Deferred income tax expense	1,142	302
Proceeds from sale of MSR	23,011	—
Gain on sale of MSR	(3,472)	—
Funding of mortgage loans held for sale	(641,131)	(659,921)
Proceeds from sales of mortgage loans held for sale	561,475	526,853
Gains on sales of mortgage loans held for sale	(9,734)	(9,417)
Losses on sales of securities	—	22,438
Debt prepayment benefit	(56)	—
Losses on sales of premises and equipment	52	7
Stock-based compensation expense	7,366	6,840
Increase in other assets	(6,802)	(26,264)
(Decrease) increase in other liabilities	(15,891)	6,076
Net cash provided by (used in) operating activities	15,980	(31,540)
Investing activities
Purchases of securities available for sale	(52,679)	—
Proceeds from sales of securities available for sale	177,185	488,981
Proceeds from call/maturities of securities available for sale	42,713	90,830
Proceeds from call/maturities of securities held to maturity	50,372	54,123
Net increase in loans	(258,608)	(363,231)
Purchases of premises and equipment	(6,774)	(12,353)
Proceeds from sales of premises and equipment	289	—
Net change in FHLB stock	2,665	13,268
Proceeds from sales of other assets	1,167	827
Other, net	191	1,668
Net cash (used in) provided by investing activities	(43,479)	274,113
Financing activities
Net decrease in noninterest-bearing deposits	(44,222)	(679,803)
Net increase in interest-bearing deposits	222,650	1,288,198
Net decrease in short-term borrowings	(74,836)	(454,927)
Repayment of long-term debt	(245)	—
Cash paid for dividends	(25,293)	(25,134)
Net cash provided by financing activities	78,054	128,334
Net increase in cash and cash equivalents	50,555	370,907
Cash and cash equivalents at beginning of period	801,351	575,992
Cash and cash equivalents at end of period	$851,906	$946,899

Supplemental disclosures
Cash paid for interest	$187,194	$91,861
Cash paid for income taxes	$17,958	$23,071
Noncash transactions:
Transfers of loans to other real estate owned	$1,135	$4,119
Recognition of operating right-of-use assets	$1,562	$611
Recognition of operating lease liabilities	$1,562	$611

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

(In Thousands)
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”), Renasant Insurance, Inc., Park Place Capital Corporation and Continental Republic Capital, LLC (doing business as “Republic Business Credit”). Through its subsidiaries, the Company offers a diversified range of financial, wealth management, fiduciary and insurance services to its retail and commercial customers from offices located throughout the Southeast and offers factoring and asset-based lending on a nationwide basis. See Note 15, “Subsequent Events” for a discussion of the Bank’s sale of substantially all of the assets of Renasant Insurance, Inc. effective July 1, 2024.
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2024.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material.

Impact of Recently-Issued Accounting Standards and Pronouncements:
In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”), which permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 was effective on January 1, 2024. The adoption of this accounting pronouncement did not have an impact on the Company’s historical financial statements but could influence the Company’s decisions with respect to investments in certain tax credits prospectively.
In October 2023, FASB issued ASU 2023-06, “Disclosure Improvements” (“ASU 2023-06”), which amends the disclosure requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). ASU 2023-06 adds a number of disclosure requirements to the Codification in response to the SEC initiative to update and simplify disclosure requirements. ASU 2023-06 is to be applied prospectively, and early adoption is prohibited. For SEC reporting entities, the effective dates will be the respective effective dates of the SEC’s removal of the related disclosure requirements from Regulation S-X or Regulation S-K . If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entities. ASU 2023-06 is not expected to have significant impact on the Company’s financial statements.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented in the tables below.

There was no allowance for credit losses allocated to any of the Company’s available for sale securities as of June 30, 2024 or December 31, 2023.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Obligations of states and political subdivisions	$20,355	$68	$(2,273)	$18,150
Residential mortgage backed securities:
Government agency mortgage backed securities	193,895	102	(26,380)	167,617
Government agency collateralized mortgage obligations	420,707	—	(89,746)	330,961
Commercial mortgage backed securities:
Government agency mortgage backed securities	6,016	—	(681)	5,335
Government agency collateralized mortgage obligations	139,885	4	(22,782)	117,107
Other debt securities	113,741	565	(3,791)	110,515
	$894,599	$739	$(145,653)	$749,685

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Obligations of states and political subdivisions	$36,374	$119	$(1,883)	$34,610
Residential mortgage backed securities:
Government agency mortgage backed securities	301,400	172	(24,968)	276,604
Government agency collateralized mortgage obligations	485,164	—	(85,883)	399,281
Commercial mortgage backed securities:
Government agency mortgage backed securities	6,029	—	(637)	5,392
Government agency collateralized mortgage obligations	161,299	24	(21,965)	139,358
Other debt securities	72,383	109	(4,458)	68,034
	$1,062,649	$424	$(139,794)	$923,279

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Obligations of states and political subdivisions	$286,354	$21	$(41,326)	$245,049
Residential mortgage backed securities
Government agency mortgage backed securities	399,822	—	(27,382)	372,440
Government agency collateralized mortgage obligations	371,232	—	(38,017)	333,215
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,972	—	(3,058)	13,914
Government agency collateralized mortgage obligations	44,191	—	(7,521)	36,670
Other debt securities	56,124	—	(4,707)	51,417
	$1,174,695	$21	$(122,011)	$1,052,705
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$1,174,663

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Obligations of states and political subdivisions	$288,154	$74	$(33,688)	$254,540
Residential mortgage backed securities
Government agency mortgage backed securities	426,264	—	(20,314)	405,950
Government agency collateralized mortgage obligations	387,208	—	(31,670)	355,538
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,983	—	(2,972)	14,011
Government agency collateralized mortgage obligations	44,514	—	(6,977)	37,537
Other debt securities	58,373	—	(4,119)	54,254
	$1,221,496	$74	$(99,740)	$1,121,830
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$1,221,464

Securities sold during the six months ended June 30, 2024 and the three and six months ended June 30, 2023 are presented in the tables below. With respect to the securities sold during the first six months ended June 30, 2024, the Company intended to sell these securities as of December 31, 2023, and completed the sale in January 2024. Therefore, the Company impaired the securities and recognized the loss in net income as of December 31, 2023. There were no securities sold during the second quarter of 2024.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Carrying Value Immediately Prior to Sale	Net Proceeds	Impairment Recognized in December 2023
Six months ended June 30, 2024
Obligations of states and political subdivisions	$12,301	$11,360	$(941)
Residential mortgage backed securities:
Government agency mortgage backed securities	107,389	95,922	(11,467)
Government agency collateralized mortgage obligations	48,300	43,990	(4,310)
Commercial mortgage backed securities:
Government agency collateralized mortgage obligations	28,547	25,913	(2,634)
	$196,537	$177,185	$(19,352)

	Carrying Value	Net Proceeds	Loss
Three months ended June 30, 2023
Obligations of other U.S. Government agencies and corporations	$170,000	$164,915	$(5,085)
Obligations of states and political subdivisions	104,950	99,439	(5,511)
Residential mortgage backed securities:
Government agency mortgage backed securities	137,196	130,602	(6,594)
Government agency collateralized mortgage obligations	54,028	51,101	(2,927)
Commercial mortgage backed securities:
Government agency mortgage backed securities	5,048	4,825	(223)
Government agency collateralized mortgage obligations	40,197	38,099	(2,098)
	$511,419	$488,981	$(22,438)
Six months ended June 30, 2023
Obligations of other U.S. Government agencies and corporations	$170,000	$164,915	$(5,085)
Obligations of states and political subdivisions	104,950	99,439	(5,511)
Residential mortgage backed securities:
Government agency mortgage backed securities	137,196	130,602	(6,594)
Government agency collateralized mortgage obligations	54,028	51,101	(2,927)
Commercial mortgage backed securities:
Government agency mortgage backed securities	5,048	4,825	(223)
Government agency collateralized mortgage obligations	40,197	38,099	(2,098)
	$511,419	$488,981	$(22,438)

At June 30, 2024 and December 31, 2023, securities with a carrying value of $834,625 and $880,715, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $13,835 and $14,329 were pledged as collateral for short-term borrowings and derivative instruments at June 30, 2024 and December 31, 2023, respectively.
The amortized cost and fair value of securities at June 30, 2024 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,322	$1,292	$1,001	$996
Due after one year through five years	6,319	5,853	36,378	36,558
Due after five years through ten years	126,189	110,897	38,250	34,491
Due after ten years	208,648	178,424	50,766	49,727
Residential mortgage backed securities:
Government agency mortgage backed securities	399,822	372,440	193,895	167,617
Government agency collateralized mortgage obligations	371,232	333,215	420,707	330,961
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,972	13,914	6,016	5,335
Government agency collateralized mortgage obligations	44,191	36,670	139,885	117,107
Other debt securities	—	—	7,701	6,893
	$1,174,695	$1,052,705	$894,599	$749,685

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the age of gross unrealized losses and fair value by investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
June 30, 2024
Obligations of states and political subdivisions	—	$—	$—	7	$12,928	$(2,273)	7	$12,928	$(2,273)
Residential mortgage backed securities:
Government agency mortgage backed securities	5	9,495	(109)	36	154,193	(26,271)	41	163,688	(26,380)
Government agency collateralized mortgage obligations	—	—	—	37	330,955	(89,746)	37	330,955	(89,746)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	2	5,335	(681)	2	5,335	(681)
Government agency collateralized mortgage obligations	2	7,630	(131)	25	106,557	(22,651)	27	114,187	(22,782)
Other debt securities	—	—	—	20	37,415	(3,791)	20	37,415	(3,791)
Total	7	$17,125	$(240)	127	$647,383	$(145,413)	134	$664,508	$(145,653)
December 31, 2023
Obligations of states and political subdivisions	3	$2,914	$(2)	9	$15,198	$(1,881)	12	$18,112	$(1,883)
Residential mortgage backed securities:
Government agency mortgage backed securities	1	806	(25)	35	166,963	(24,943)	36	167,769	(24,968)
Government agency collateralized mortgage obligations	—	—	—	37	354,574	(85,883)	37	354,574	(85,883)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	2	5,392	(637)	2	5,392	(637)
Government agency collateralized mortgage obligations	—	—	—	25	108,575	(21,965)	25	108,575	(21,965)
Other debt securities	2	3,099	(195)	19	35,072	(4,263)	21	38,171	(4,458)
Total	6	$6,819	$(222)	127	$685,774	$(139,572)	133	$692,593	$(139,794)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
June 30, 2024
Obligations of states and political subdivisions	1	$2,351	$(33)	127	$241,015	$(41,293)	128	$243,366	$(41,326)
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	—	70	372,441	(27,382)	70	372,441	(27,382)
Government agency collateralized mortgage obligations	—	—	—	18	333,214	(38,017)	18	333,214	(38,017)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	1	13,914	(3,058)	1	13,914	(3,058)
Government agency collateralized mortgage obligations	—	—	—	9	36,670	(7,521)	9	36,670	(7,521)
Other debt securities	—	—	—	10	51,418	(4,707)	10	51,418	(4,707)
Total	1	$2,351	$(33)	235	$1,048,672	$(121,978)	236	$1,051,023	$(122,011)
December 31, 2023
Obligations of states and political subdivisions	2	$2,807	$(25)	126	$249,995	$(33,663)	128	$252,802	$(33,688)
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	—	70	405,950	(20,314)	70	405,950	(20,314)
Government agency collateralized mortgage obligations	—	—	—	18	355,538	(31,670)	18	355,538	(31,670)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	1	14,011	(2,972)	1	14,011	(2,972)
Government agency collateralized mortgage obligations	—	—	—	9	37,537	(6,977)	9	37,537	(6,977)
Other debt securities	—	—	—	10	54,254	(4,119)	10	54,254	(4,119)
Total	2	$2,807	$(25)	234	$1,117,285	$(99,715)	236	$1,120,092	$(99,740)

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

As of June 30, 2024, the Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, more than 90% of available for sale securities have the explicit or implicit backing of the federal government. Performance of these securities has been in line with broader market price performance, indicating that increases in market-based, risk-free rates, and not credit-related factors, are driving losses. When determining the fair value of

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
the contractual cash flows for municipal and corporate securities, the Company considers historical experience with credit sensitive securities, current market conditions, the financial condition of the underlying issuer, current credit ratings, ratings changes and outlook, explicit and implicit guarantees, or insurance programs. Based upon its review of these factors as of June 30, 2024, the Company determined that all such losses resulted from factors not deemed credit-related. As a result, no credit-related impairment was recognized in current earnings, and all unrealized losses for available for sale securities were recorded in other comprehensive income (loss). See Note 11, “Other Comprehensive Income” for more information on the Company’s unrealized losses on securities.

The allowance for credit losses on held to maturity securities was $32 at June 30, 2024 and December 31, 2023. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by nationally recognized statistical ratings agencies. Updated investment grades are obtained as they become available from agencies. As of June 30, 2024, all of the amortized cost of debt securities held to maturity were rated A or higher by the ratings agencies.

Note 3 – Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 3, all references to “loans” mean loans excluding loans held for sale.

The following is a summary of loans and leases as of the dates presented:

	June 30, 2024	December 31, 2023
Commercial, financial, agricultural	$1,847,762	$1,871,821
Lease financing	108,178	122,807
Real estate – construction:
Residential	275,966	269,616
Commercial	1,079,459	1,063,781
Total real estate – construction	1,355,425	1,333,397
Real estate – 1-4 family mortgage:
Primary	2,415,150	2,422,482
Home equity	529,803	522,688
Rental/investment	388,305	373,755
Land development	102,560	120,994
Total real estate – 1-4 family mortgage	3,435,818	3,439,919
Real estate – commercial mortgage:
Owner-occupied	1,724,601	1,648,961
Non-owner occupied	3,938,351	3,733,174
Land development	103,526	104,415
Total real estate – commercial mortgage	5,766,478	5,486,550
Installment loans to individuals	96,276	103,523
Gross loans	12,609,937	12,358,017
Unearned income	(5,182)	(6,787)
Loans, net of unearned income	$12,604,755	$12,351,230

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

The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2024
Commercial, financial, agricultural	$1,248	$22	$1,840,648	$1,841,918	$257	$1,296	$4,291	$5,844	$1,847,762
Lease financing	1,274	—	106,902	108,176	—	—	2	2	108,178
Real estate – construction:
Residential	4,151	—	271,815	275,966	—	—	—	—	275,966
Commercial	4,518	—	1,074,941	1,079,459	—	—	—	—	1,079,459
Total real estate – construction	8,669	—	1,346,756	1,355,425	—	—	—	—	1,355,425
Real estate – 1-4 family mortgage:
Primary	10,226	211	2,351,121	2,361,558	5,800	26,338	21,454	53,592	2,415,150
Home equity	2,751	—	523,819	526,570	1,508	868	857	3,233	529,803
Rental/investment	209	—	387,153	387,362	57	780	106	943	388,305
Land development	152	—	102,368	102,520	—	29	11	40	102,560
Total real estate – 1-4 family mortgage	13,338	211	3,364,461	3,378,010	7,365	28,015	22,428	57,808	3,435,818
Real estate – commercial mortgage:
Owner-occupied	1,722	—	1,716,627	1,718,349	437	701	5,114	6,252	1,724,601
Non-owner occupied	733	—	3,913,194	3,913,927	356	153	23,915	24,424	3,938,351
Land development	547	—	99,769	100,316	103	17	3,090	3,210	103,526
Total real estate – commercial mortgage	3,002	—	5,729,590	5,732,592	896	871	32,119	33,886	5,766,478
Installment loans to individuals	976	7	95,038	96,021	51	111	93	255	96,276
Unearned income	—	—	(5,182)	(5,182)	—	—	—	—	(5,182)
Loans, net of unearned income	$28,507	$240	$12,478,213	$12,506,960	$8,569	$30,293	$58,933	$97,795	$12,604,755

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2023
Commercial, financial, agricultural	$1,098	$483	$1,864,441	$1,866,022	$1,310	$1,296	$3,193	$5,799	$1,871,821
Lease financing	687	—	122,120	122,807	—	—	—	—	122,807
Real estate – construction:
Residential	—	—	269,616	269,616	—	—	—	—	269,616
Commercial	—	—	1,063,781	1,063,781	—	—	—	—	1,063,781
Total real estate – construction	—	—	1,333,397	1,333,397	—	—	—	—	1,333,397
Real estate – 1-4 family mortgage:
Primary	33,679	—	2,344,629	2,378,308	9,454	19,394	15,326	44,174	2,422,482
Home equity	3,004	—	516,835	519,839	987	868	994	2,849	522,688
Rental/investment	9	58	371,508	371,575	43	1,786	351	2,180	373,755
Land development	206	—	120,769	120,975	—	19	—	19	120,994
Total real estate – 1-4 family mortgage	36,898	58	3,353,741	3,390,697	10,484	22,067	16,671	49,222	3,439,919
Real estate – commercial mortgage:
Owner-occupied	4,867	—	1,640,721	1,645,588	131	1,904	1,338	3,373	1,648,961
Non-owner occupied	9,161	—	3,714,239	3,723,400	6,740	—	3,034	9,774	3,733,174
Land development	90	—	104,025	104,115	—	259	41	300	104,415
Total real estate – commercial mortgage	14,118	—	5,458,985	5,473,103	6,871	2,163	4,413	13,447	5,486,550
Installment loans to individuals	1,230	13	101,932	103,175	13	4	331	348	103,523
Unearned income	—	—	(6,787)	(6,787)	—	—	—	—	(6,787)
Loans, net of unearned income	$54,031	$554	$12,227,829	$12,282,414	$18,678	$25,530	$24,608	$68,816	$12,351,230

Certain Modifications to Borrowers Experiencing Financial Difficulty
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (including extension of the amortization period), or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, are required to be disclosed in accordance with ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). All modifications for the six months ended June 30, 2024 and 2023 and which met the disclosure criteria in ASU 2022-02 were performing in accordance with their modified terms at June 30, 2024 and 2023, respectively. Unused commitments totaled $338 at June 30, 2024. There were $1,600 in unused commitments at June 30, 2023. Upon the Company’s determination that a modification has been subsequently deemed uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is adjusted accordingly. See Note 4, “Allowance for Credit Losses,” for more information on the allowance for credit losses.

The following tables present the amortized cost basis of loans that were experiencing financial difficulty, modified during the three and six months ended June 30, 2024 and 2023, respectively, and required to be disclosed under ASU 2022-02, by class of financing receivable and by type of modification. The percentage of the amortized cost basis for each class of disclosed modifications as compared to the amortized cost basis of each class of loans is also presented below.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2024
	Term Extension	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension and Payment Delay	Total	% Total Loans by Class
Commercial, financial, agricultural	$—	$—	$138	$138	0.01%
Real estate – commercial mortgage:
Non-owner occupied	2,506	—	—	2,506	0.06
Installment loans to individuals	—	1	—	1	—
Loans, net of unearned income	$2,506	$1	$138	$2,645	0.02%

	Six Months Ended June 30, 2024
	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction and Term Extension	Interest Rate Reduction, Term Extension and Payment Delay	Total	% Total Loans by Class
Commercial, financial, agricultural	$1,741	$165	$—	$517	$—	$138	$2,561	0.14%
Real estate – 1-4 family mortgage:
Primary	—	33	246	—	—	—	279	0.01
Real estate – commercial mortgage:
Owner-occupied	7,431	187	—	—	270	—	7,888	0.46
Non-owner occupied	—	2,506	89	—	—	—	2,595	0.07
Total real estate – commercial mortgage	7,431	2,693	89	—	270	—	10,483	0.18
Installment loans to individuals	—	—	14	1	—	—	15	0.02
Loans, net of unearned income	$9,172	$2,891	$349	$518	$270	$138	$13,338	0.11%

	Three Months Ended June 30, 2023
	Interest Rate Reduction	Term Extension	Payment Delay	Total	% Total Loans by Class
Commercial, financial, agricultural	$—	$1,210	$—	$1,210	0.07%
Real estate – construction:
Residential	—	4,366	—	4,366	1.42
Real estate – 1-4 family mortgage:
Home equity	9	—	—	9	—
Real estate – commercial mortgage:
Land development	—	97	277	374	0.33
Loans, net of unearned income	$9	$5,673	$277	$5,959	0.05%

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2023
	Interest Rate Reduction	Term Extension	Payment Delay	Total	% Total Loans by Class
Commercial, financial, agricultural	$—	$1,210	$—	$1,210	0.07%
Real estate – construction:
Residential	—	4,366	—	4,366	1.42
Real estate – 1-4 family mortgage:
Home equity	9	—	—	9	—
Real estate – commercial mortgage:
Owner-occupied	155	—	—	155	0.01
Non-owner occupied	1,026	—	—	1,026	0.03
Land development	—	97	277	374	0.33
Total real estate – commercial mortgage	1,181	97	277	1,555	0.03%
Loans, net of unearned income	$1,190	$5,673	$277	$7,140	0.06%

The following tables present the weighted average financial effect of loan modifications requiring disclosure under ASU 2022-02 by class of financing receivable for the periods presented.

Three months ended June 30, 2024
Loan Type	Financial Effect
Term Extension
Real Estate - Commercial Mortgage - Non-owner Occupied	Extended the term 8 months
Combination - Term Extension and Payment Delay
Installment loans to individuals	Extended the term and delayed the payment 61 months
Combination - Interest Rate Reduction, Term Extension and Payment Delay
Commercial, financial, agricultural	Reduced the interest rate 181 basis points and extended the term and delayed the payment 59 months
Installment loans to individuals	Reduced the interest rate 324 basis points and extended the term and delayed the payment 60 months

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Six months ended June 30, 2024
Loan Type	Financial Effect
Interest Rate Reduction
Commercial, financial, agricultural	Reduced the interest rate 39 basis points
Real Estate - Commercial Mortgage - Owner Occupied	Reduced the interest rate 47 basis points
Term Extension
Commercial, financial, agricultural	Extended the term 7 months
Real estate – 1-4 family mortgage - Primary	Extended the term 24 months
Real Estate - Commercial Mortgage - Owner Occupied	Extended the term 10 months
Real Estate - Commercial Mortgage - Non-owner Occupied	Extended the term 8 months
Payment Delay
Real estate – 1-4 family mortgage - Primary	Delayed the payment 36 months
Real Estate - Commercial Mortgage - Owner Occupied	Delayed the payment 9 months
Real Estate - Commercial Mortgage - Non-owner Occupied	Delayed the payment 17 months
Combination - Term Extension and Payment Delay
Commercial, financial, agricultural	Extended the term and delayed the payment 42 months
Installment loans to individuals	Extended the term and delayed the payment 61 months
Interest Rate Reduction and Term Extension
Real Estate - Commercial Mortgage - Owner Occupied	Reduced the interest rate 275 basis points and extended the term and delayed the payment 21 months
Combination - Interest Rate Reduction, Term Extension and Payment Delay
Commercial, financial, agricultural	Reduced the interest rate 181 basis points and extended the term and delayed the payment 59 months
Installment loans to individuals	Reduced the interest rate 324 basis points and extended the term and delayed the payment 60 months

Three months ended June 30, 2023
Loan Type	Financial Effect
Interest Rate Reduction
Real estate – 1-4 family mortgage - Home Equity	Reduced the interest rate 300 basis points
Term Extension
Commercial, financial, agricultural	Extended the term 2 months
Real estate – Construction - Residential	Extended the term 5 months
Real Estate - Commercial Mortgage - Land Development	Extended the term 8 months
Payment Delay
Real Estate - Commercial Mortgage - Land Development	Delayed the payment 3 months

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Six months ended June 30, 2023
Loan Type	Financial Effect
Interest Rate Reduction
Real estate – 1-4 family mortgage - Home Equity	Reduced the interest rate 300 basis points
Real Estate - Commercial Mortgage - Owner Occupied	Reduced the interest rate 68 basis points
Real Estate - Commercial Mortgage - Non-owner Occupied	Reduced the interest rate 12 basis points
Term Extension
Commercial, financial, agricultural	Extended the term 2 months
Real estate – Construction - Residential	Extended the term 5 months
Real Estate - Commercial Mortgage - Land Development	Extended the term 8 months
Payment Delay
Real Estate - Commercial Mortgage - Land Development	Delayed the payment 3 months
Credit Quality
For loans with a commercial purpose, internal risk-rating grades are assigned by lending, credit administration and loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of commercial and commercial real estate secured loans. Loan grades range between 10 and 95, with 10 being loans with the least credit risk. Loans within the “Pass” grade (those with a risk rating between 10 and 60) generally have a lower risk of loss and therefore a lower risk factor applied to the loan balances. The “Special Mention” grade (those with a risk rating of 70) represents a loan where a significant adverse risk-modifying action is anticipated in the near term that, if left uncorrected, could result in deterioration of the credit quality of the loan. Loans that migrate toward the “Substandard” grade (those with a risk rating between 80 and 95) generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances.
The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2024
Commercial, Financial, Agricultural	$117,838	$271,757	$257,778	$148,375	$85,797	$77,080	$864,555	$4,340	$1,827,520
Pass	109,925	269,269	242,743	147,816	85,070	72,226	830,193	3,087	1,760,329
Special Mention	397	2,010	211	235	151	463	16,925	—	20,392
Substandard	7,516	478	14,824	324	576	4,391	17,437	1,253	46,799

Lease Financing Receivables	$8,550	$29,675	$44,676	$10,615	$4,617	$4,842	$—	$—	$102,975
Pass	8,550	27,643	39,907	10,373	3,136	4,556	—	—	94,165
Special Mention	—	1,377	3,744	242	1,481	286	—	—	7,130
Substandard	—	655	1,025	—	—	—	—	—	1,680

Real Estate - Construction	$187,007	$261,141	$614,046	$186,394	$—	$359	$19,770	$—	$1,268,717
Residential	110,625	69,701	7,041	—	—	359	1,532	—	189,258
Pass	110,460	65,742	5,742	—	—	359	1,532	—	183,835
Special Mention	165	2,754	—	—	—	—	—	—	2,919
Substandard	—	1,205	1,299	—	—	—	—	—	2,504

Commercial	76,382	191,440	607,005	186,394	—	—	18,238	—	1,079,459
Pass	76,382	179,132	581,982	186,394	—	—	18,238	—	1,042,128
Special Mention	—	12,308	25,023	—	—	—	—	—	37,331
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$75,861	$126,561	$150,861	$81,526	$38,046	$38,446	$34,783	$1,515	$547,599

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Primary	3,001	6,692	7,952	5,733	3,149	7,600	1,334	856	36,317
Pass	3,001	6,503	7,766	5,232	3,149	6,811	1,334	856	34,652
Special Mention	—	—	—	—	—	26	—	—	26
Substandard	—	189	186	501	—	763	—	—	1,639

Home Equity	—	1,011	10	967	—	47	28,599	—	30,634
Pass	—	1,011	10	967	—	—	28,406	—	30,394
Special Mention	—	—	—	—	—	—	193	—	193
Substandard	—	—	—	—	—	47	—	—	47

Rental/Investment	45,826	88,334	120,435	67,238	34,546	28,097	2,851	659	387,986
Pass	45,740	87,777	120,284	66,854	33,864	27,330	2,851	388	385,088
Special Mention	—	60	47	—	31	—	—	—	138
Substandard	86	497	104	384	651	767	—	271	2,760

Land Development	27,034	30,524	22,464	7,588	351	2,702	1,999	—	92,662
Pass	27,034	30,524	21,790	7,588	351	2,702	1,999	—	91,988
Special Mention	—	—	674	—	—	—	—	—	674
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$463,713	$717,550	$1,625,884	$1,104,896	$667,052	$980,087	$152,436	$43,342	$5,754,960
Owner-Occupied	153,401	260,077	351,019	303,140	205,489	385,046	63,222	3,080	1,724,474
Pass	153,371	252,407	338,915	301,575	203,621	377,264	63,222	2,816	1,693,191
Special Mention	—	4,477	6,519	871	137	3,183	—	—	15,187
Substandard	30	3,193	5,585	694	1,731	4,599	—	264	16,096

Non-Owner Occupied	288,445	442,967	1,246,797	790,682	458,148	586,970	84,237	40,082	3,938,328
Pass	283,338	438,999	1,240,424	770,844	454,225	521,278	84,237	31,919	3,825,264
Special Mention	4,990	1,336	6,200	19,151	1,149	21,043	—	—	53,869
Substandard	117	2,632	173	687	2,774	44,649	—	8,163	59,195

Land Development	21,867	14,506	28,068	11,074	3,415	8,071	4,977	180	92,158
Pass	21,867	14,183	24,461	10,857	3,278	7,856	4,955	180	87,637
Special Mention	—	300	150	34	—	—	—	—	484
Substandard	—	23	3,457	183	137	215	22	—	4,037

Installment loans to individuals	$4	$—	$—	$—	$—	$—	$—	$—	$4
Pass	4	—	—	—	—	—	—	—	4
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$852,973	$1,406,684	$2,693,245	$1,531,806	$795,512	$1,100,814	$1,071,544	$49,197	$9,501,775
Pass	839,672	1,373,190	2,624,024	1,508,500	786,694	1,020,382	1,036,967	39,246	9,228,675
Special Mention	5,552	24,622	42,568	20,533	2,949	25,001	17,118	—	138,343
Substandard	7,749	8,872	26,653	2,773	5,869	55,431	17,459	9,951	134,757

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2023
Commercial, Financial, Agricultural	$312,902	$289,264	$162,535	$98,894	$51,162	$38,518	$883,302	$19,440	$1,856,017

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Pass	311,312	288,249	161,902	97,771	50,936	32,169	870,792	19,338	1,832,469
Special Mention	893	364	10	294	—	291	914	63	2,829
Substandard	697	651	623	829	226	6,058	11,596	39	20,719

Lease Financing Receivables	$32,842	$49,628	$12,317	$13,553	$5,969	$1,700	$—	$—	$116,009
Pass	32,842	47,050	12,317	11,735	5,443	1,395	—	—	110,782
Watch	—	2,578	—	1,818	526	305	—	—	5,227
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$320,889	$581,201	$308,442	$16,066	$—	$1,823	$1,225	$—	$1,229,646
Residential	149,399	12,883	1,989	—	—	369	1,225	—	165,865
Pass	146,535	10,147	1,989	—	—	369	1,225	—	160,265
Special Mention	2,415	—	—	—	—	—	—	—	2,415
Substandard	449	2,736	—	—	—	—	—	—	3,185

Commercial	171,490	568,318	306,453	16,066	—	1,454	—	—	1,063,781
Pass	142,917	568,318	306,453	16,066	—	1,454	—	—	1,035,208
Special Mention	28,573	—	—	—	—	—	—	—	28,573
Substandard	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$145,568	$176,724	$100,757	$41,542	$19,753	$30,783	$30,889	$1,834	$547,850
Primary	8,512	8,729	6,194	3,943	1,792	8,573	3,272	915	41,930
Pass	8,134	8,511	5,859	3,943	1,781	8,140	3,272	915	40,555
Special Mention	183	—	—	—	—	34	—	—	217
Substandard	195	218	335	—	11	399	—	—	1,158

Home Equity	1,107	10	996	—	—	16	20,628	74	22,831
Pass	1,107	10	996	—	—	1	20,628	—	22,742
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	15	—	74	89

Rental/Investment	89,760	129,241	75,457	37,171	17,817	18,721	4,678	845	373,690
Pass	89,135	128,939	74,330	35,388	16,670	18,109	4,678	583	367,832
Special Mention	63	47	256	4	50	42	—	—	462
Substandard	562	255	871	1,779	1,097	570	—	262	5,396

Land Development	46,189	38,744	18,110	428	144	3,473	2,311	—	109,399
Pass	46,151	38,744	18,110	409	144	3,372	2,311	—	109,241
Special Mention	—	—	—	—	—	101	—	—	101
Substandard	38	—	—	19	—	—	—	—	57

Real Estate - Commercial Mortgage	$716,844	$1,572,099	$1,111,564	$717,571	$429,783	$723,344	$176,617	$26,252	$5,474,074
Owner-Occupied	264,589	336,491	321,491	214,365	164,931	283,517	60,200	3,247	1,648,831
Pass	260,831	325,575	318,391	212,368	159,552	275,088	56,453	2,977	1,611,235
Special Mention	562	1,147	890	107	3,385	2,953	25	—	9,069
Substandard	3,196	9,769	2,210	1,890	1,994	5,476	3,722	270	28,527

Non-Owner Occupied	432,769	1,195,500	776,264	499,290	260,355	434,541	111,609	22,821	3,733,149
Pass	428,740	1,194,864	761,476	494,971	223,264	398,188	111,609	13,774	3,626,886
Special Mention	1,339	454	14,422	4,111	14,001	12,677	—	—	47,004
Substandard	2,690	182	366	208	23,090	23,676	—	9,047	59,259

Land Development	19,486	40,108	13,809	3,916	4,497	5,286	4,808	184	92,094
Pass	18,996	36,479	13,567	3,775	4,479	5,046	4,776	184	87,302
Special Mention	432	3,334	36	—	—	—	—	—	3,802
Substandard	58	295	206	141	18	240	32	—	990

Installment loans to individuals	$—	$—	$—	$—	$3	$—	$—	$—	$3
Pass	—	—	—	—	3	—	—	—	3
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$1,529,045	$2,668,916	$1,695,615	$887,626	$506,670	$796,168	$1,092,033	$47,526	$9,223,599
Pass	1,486,700	2,646,886	1,675,390	876,426	462,272	743,331	1,075,744	37,771	9,004,520
Special Mention	34,460	7,924	15,614	6,334	17,962	16,403	939	63	99,699
Substandard	7,885	14,106	4,611	4,866	26,436	36,434	15,350	9,692	119,380

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2024
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$20,242	$—	$—	$20,242
Performing Loans	—	—	—	—	—	20,242	—	—	20,242
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$—	$—	$—	$—	$—	$21	$—	$—	$21
Performing Loans	—	—	—	—	—	21	—	—	21
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$10,380	$47,740	$20,128	$7,543	$—	$—	$911	$6	$86,708
Residential	10,380	47,740	20,128	7,543	—	—	911	6	86,708
Performing Loans	10,380	47,740	20,128	7,543	—	—	911	6	86,708
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$71,586	$335,732	$730,309	$513,980	$298,266	$439,675	$487,564	$11,107	$2,888,219
Primary	70,395	332,308	727,631	511,985	297,509	438,964	4	37	2,378,833
Performing Loans	70,395	330,649	715,186	504,788	287,282	417,312	4	37	2,325,653
Non-Performing Loans	—	1,659	12,445	7,197	10,227	21,652	—	—	53,180

Home Equity	—	—	1	111	—	427	487,560	11,070	499,169
Performing Loans	—	—	1	111	—	421	487,407	7,995	495,935
Non-Performing Loans	—	—	—	—	—	6	153	3,075	3,234

Rental/Investment	—	—	—	259	—	60	—	—	319
Performing Loans	—	—	—	259	—	60	—	—	319
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	1,191	3,424	2,677	1,625	757	224	—	—	9,898
Performing Loans	1,191	3,395	2,677	1,614	757	224	—	—	9,858
Non-Performing Loans	—	29	—	11	—	—	—	—	40

Real Estate - Commercial Mortgage	$863	$3,355	$2,071	$2,777	$1,706	$746	$—	$—	$11,518
Owner-Occupied	—	—	—	—	124	3	—	—	127
Performing Loans	—	—	—	—	124	3	—	—	127
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	—	—	23	—	—	—	23
Performing Loans	—	—	—	—	23	—	—	—	23
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	863	3,355	2,071	2,777	1,559	743	—	—	11,368
Performing Loans	863	3,355	1,953	2,777	1,557	743	—	—	11,248
Non-Performing Loans	—	—	118	—	2	—	—	—	120

Installment loans to individuals	$22,058	$19,011	$11,432	$5,256	$1,972	$21,315	$15,109	$119	$96,272
Performing Loans	22,042	18,944	11,421	5,220	1,966	21,222	15,079	114	96,008
Non-Performing Loans	16	67	11	36	6	93	30	5	264

Total loans not subject to risk rating	$104,887	$405,838	$763,940	$529,556	$301,944	$481,999	$503,584	$11,232	$3,102,980
Performing Loans	104,871	404,083	751,366	522,312	291,709	460,248	503,401	8,152	3,046,142
Non-Performing Loans	16	1,755	12,574	7,244	10,235	21,751	183	3,080	56,838

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2023
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$15,804	$—	$—	$15,804
Performing Loans	—	—	—	—	—	15,804	—	—	15,804
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$—	$—	$—	$—	$—	$11	$—	$—	$11
Performing Loans	—	—	—	—	—	11	—	—	11
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$48,003	$41,070	$14,158	$—	$—	$—	$490	$30	$103,751
Residential	48,003	41,070	14,158	—	—	—	490	30	103,751
Performing Loans	48,003	41,070	14,158	—	—	—	490	30	103,751
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$339,406	$731,088	$536,544	$312,015	$133,852	$339,842	$493,515	$5,807	$2,892,069
Primary	334,103	727,993	534,667	311,199	133,433	339,111	—	46	2,380,552
Performing Loans	333,751	720,759	528,383	302,065	128,859	322,677	—	46	2,336,540
Non-Performing Loans	352	7,234	6,284	9,134	4,574	16,434	—	—	44,012

Home Equity	—	—	111	—	—	470	493,515	5,761	499,857
Performing Loans	—	—	111	—	—	466	491,849	4,584	497,010
Non-Performing Loans	—	—	—	—	—	4	1,666	1,177	2,847

Rental/Investment	—	—	—	—	—	65	—	—	65
Performing Loans	—	—	—	—	—	65	—	—	65
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	5,303	3,095	1,766	816	419	196	—	—	11,595
Performing Loans	5,303	3,095	1,766	816	419	196	—	—	11,595
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$3,640	$2,674	$3,054	$1,890	$902	$316	$—	$—	$12,476
Owner-Occupied	—	—	—	126	—	4	—	—	130
Performing Loans	—	—	—	126	—	4	—	—	130
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	—	25	—	—	—	—	25
Performing Loans	—	—	—	25	—	—	—	—	25
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	3,640	2,674	3,054	1,739	902	312	—	—	12,321
Performing Loans	3,640	2,383	3,054	1,736	902	312	—	—	12,027
Non-Performing Loans	—	291	—	3	—	—	—	—	294

Installment loans to individuals	$35,274	$17,322	$7,121	$2,827	$9,786	$17,276	$13,769	$145	$103,520
Performing Loans	35,112	17,229	7,121	2,824	9,754	17,206	13,769	145	103,160
Non-Performing Loans	162	93	—	3	32	70	—	—	360

Total loans not subject to risk rating	$426,323	$792,154	$560,877	$316,732	$144,540	$373,249	$507,774	$5,982	$3,127,631
Performing Loans	425,809	784,536	554,593	307,592	139,934	356,741	506,108	4,805	3,080,118
Non-Performing Loans	514	7,618	6,284	9,140	4,606	16,508	1,666	1,177	47,513

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables disclose gross charge-offs by year of origination for the six months ended June 30, 2024 and year ended December 31, 2023, respectively:

June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Charge-offs
Commercial, financial, agricultural	$—	$—	$73	$—	$—	$251	$211	$535
Real estate – 1-4 family mortgage:
Primary	—	—	116	27	—	55	—	198
Home equity	—	—	—	—	—	47	—	47
Rental/investment	—	—	—	—	—	45	—	45
Total real estate – 1-4 family mortgage	—	—	116	27	—	147	—	290
Real estate – commercial mortgage:
Owner-occupied	—	—	37	—	—	—	—	37
Non-owner occupied	—	—	—	—	—	5,690	—	5,690
Total real estate – commercial mortgage	—	—	37	—	—	5,690	—	5,727
Installment loans to individuals	—	30	58	—	—	642	—	730
Loans, net of unearned income	$—	$30	$284	$27	$—	$6,730	$211	$7,282

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Charge-offs
Commercial, financial, agricultural	$898	$1,909	$235	$131	$635	$4,165	$865	$8,838
Lease financing	883	273	248	72	48	—	—	1,524
Real estate – construction:
Residential	—	57	—	—	—	—	—	57
Real estate – 1-4 family mortgage:
Primary	—	17	—	—	—	92	—	109
Home equity	—	—	—	—	25	90	—	115
Rental/investment	—	—	91	72	10	20	—	193
Total real estate – 1-4 family mortgage	—	17	91	72	35	202	—	417
Real estate – commercial mortgage:
Owner-occupied	—	—	—	—	—	582	—	582
Non-owner occupied	—	—	—	—	—	4,986	—	4,986
Total real estate – commercial mortgage	—	—	—	—	—	5,568	—	5,568
Installment loans to individuals	29	45	43	35	7	2,477	—	2,636
Loans, net of unearned income	$1,810	$2,301	$617	$310	$725	$12,412	$865	$19,040

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 4 – Allowance for Credit Losses
(In Thousands)

Allowance for Credit Losses on Loans

The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment and is maintained at a level believed adequate by management to absorb credit losses inherent in the entire loan portfolio. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis. Expected credit loss inherent in non-cancellable off-balance-sheet credit exposures is accounted for as a separate liability in the Consolidated Balance Sheets. The allowance for credit losses on loans held for investment, as reported in the Company’s Consolidated Balance Sheets, is adjusted by a provision for credit losses, which is reported in earnings, and reduced by net charge-offs. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed and such losses are reasonably quantified. Subsequent recoveries, if any, are credited to the allowance. For more information about the Company’s policies and procedures for determining the amount of the allowance for credit losses, please refer to the discussion in Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses in the Company’s loan portfolio. As of June 30, 2024 and December 31, 2023, the Company had accrued interest receivable for loans of $56,403 and $54,804, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets. Although the Company made the election to exclude accrued interest from the measurement of the allowance for credit losses, the Company did have an allowance for credit losses on interest deferred as part of the loan deferral program established in 2020 in response to the COVID-19 pandemic of $1,245 as of June 30, 2024 and December 31, 2023.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Three Months Ended June 30, 2024
Allowance for credit losses:
Beginning balance	$45,921	$17,317	$47,566	$78,725	$2,554	$8,969	$201,052
Charge-offs	(186)	—	(208)	(5,727)	—	(251)	(6,372)
Recoveries	525	—	25	99	10	232	891
Net (charge-offs) recoveries	339	—	(183)	(5,628)	10	(19)	(5,481)
Provision for (recovery of) credit losses on loans	(1,309)	1,579	38	4,028	(49)	13	4,300
Ending balance	$44,951	$18,896	$47,421	$77,125	$2,515	$8,963	$199,871
Six Months Ended June 30, 2024
Allowance for credit losses:
Beginning balance	$43,980	$18,612	$47,283	$77,020	$2,515	$9,168	$198,578
Charge-offs	(535)		(290)	(5,727)		(730)	(7,282)
Recoveries	871		73	105	18	570	1,637
Net (charge-offs) recoveries	336	—	(217)	(5,622)	18	(160)	(5,645)
Provision for (recovery of) credit losses on loans	635	284	355	5,727	(18)	(45)	6,938
Ending balance	$44,951	$18,896	$47,421	$77,125	$2,515	$8,963	$199,871
Period-End Amount Allocated to:
Individually evaluated	$8,514	$—	$—	$1,220	$—	$270	$10,004
Collectively evaluated	36,437	18,896	47,421	75,905	2,515	8,693	189,867
Ending balance	$44,951	$18,896	$47,421	$77,125	$2,515	$8,963	$199,871
Loans:
Individually evaluated	$14,211	$—	$6,942	$32,579	$—	$270	$54,002
Collectively evaluated	1,833,551	1,355,425	3,428,876	5,733,899	102,996	96,006	12,550,753
Ending balance	$1,847,762	$1,355,425	$3,435,818	$5,766,478	$102,996	$96,276	$12,604,755

Nonaccruing loans with no allowance for credit losses	$230	$—	$6,318	$20,640	$—	$—	$27,188

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total

Three Months Ended June 30, 2023
Allowance for credit losses:
Beginning balance	$44,678	$19,959	$45,981	$72,770	$2,437	$9,467	$195,292
Charge-offs	(4,939)	(57)	(212)	(397)	—	(580)	(6,185)
Recoveries	1,274	—	170	278	6	556	2,284
Net (charge-offs) recoveries	(3,665)	(57)	(42)	(119)	6	(24)	(3,901)
Provision for (recovery of) credit losses on loans	297	(777)	495	3,016	37	(68)	3,000
Ending balance	$41,310	$19,125	$46,434	$75,667	$2,480	$9,375	$194,391
Six Months Ended June 30, 2023
Allowance for credit losses:
Beginning balance	$44,255	$19,114	$44,727	$71,798	$2,463	$9,733	$192,090
Initial impact of purchased credit deteriorated loans acquired during the period	(26)	—	—	—	—	—	(26)
Charge-offs	(5,468)	(57)	(215)	(5,512)	—	(1,390)	(12,642)
Recoveries	1,999	—	194	489	11	1,316	4,009
Net (charge-offs) recoveries	(3,469)	(57)	(21)	(5,023)	11	(74)	(8,633)
Provision for (recovery of) credit losses on loans	550	68	1,728	8,892	6	(284)	10,960
Ending balance	$41,310	$19,125	$46,434	$75,667	$2,480	$9,375	$194,391
Period-End Amount Allocated to:
Individually evaluated	$10,773	$—	$703	$1,269	$—	$270	$13,015
Collectively evaluated	30,537	19,125	45,731	74,398	2,480	9,105	181,376
Ending balance	$41,310	$19,125	$46,434	$75,667	$2,480	$9,375	$194,391
Loans:
Individually evaluated	$21,418	$—	$13,545	$40,239	$—	$270	$75,472
Collectively evaluated	1,707,652	1,369,019	3,335,109	5,212,240	122,370	108,654	11,855,044
Ending balance	$1,729,070	$1,369,019	$3,348,654	$5,252,479	$122,370	$108,924	$11,930,516

Nonaccruing loans with no allowance for credit losses	$2,021	$—	$10,516	$3,969	$—	$—	$16,506

The Company recorded a provision for credit losses on loans of $4,300 during the second quarter of 2024, as compared to a provision for credit losses on loans of $3,000 recorded in the second quarter of 2023. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. The provision for credit losses on loans of $4,300 in the second quarter of 2024 was primarily driven by loan growth and changes in credit metrics that influence the Company’s expectations of future losses, including but not limited to the balance of nonperforming loans, underlying collateral values, and historical levels of charge-offs.
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
The following tables provide a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Three Months Ended June 30,	2024	2023
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$16,718	$18,618
Recovery of credit losses on unfunded loan commitments	(1,000)	(1,000)
Ending balance	$15,718	$17,618

Six Months Ended June 30,	2024	2023
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$16,918	$20,118
Recovery of credit losses on unfunded loan commitments	(1,200)	(2,500)
Ending balance	$15,718	$17,618

Note 5 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”), net of valuation allowances and direct write-downs, as of the dates presented:

	June 30, 2024	December 31, 2023
Residential real estate	$1,004	$1,211
Commercial real estate	6,336	8,407
Residential land development	19	4
Commercial land development	7	—
Total	$7,366	$9,622

Changes in the Company’s OREO were as follows:

Total OREO
Balance at January 1, 2024	$9,622
Transfers of loans	1,135
Impairments	(67)
Dispositions	(1,052)
Other	(2,272)
Balance at June 30, 2024	$7,366

At June 30, 2024 and December 31, 2023, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $2,182 and $395, respectively.
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Repairs and maintenance	$147	$28	$211	$44
Property taxes and insurance	23	11	52	122
Impairments	39	8	67	8
Net (gains) losses on OREO sales	(102)	6	(115)	(89)
Rental income	(2)	(2)	(3)	(4)
Total	$105	$51	$212	$81
Note 6 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the six months ended June 30, 2024 are set forth in the table below.

	Community Banks	Insurance	Total
Balance at January 1, 2024	$988,898	$2,767	$991,665
Additions to goodwill and other adjustments	—	—	—
Balance at June 30, 2024	$988,898	$2,767	$991,665

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2024
Core deposit intangibles	$82,492	$(70,185)	$12,307
Customer relationship intangible	7,670	(3,580)	4,090
Total finite-lived intangible assets	$90,162	$(73,765)	$16,397
December 31, 2023
Core deposit intangibles	$82,492	$(68,383)	$14,109
Customer relationship intangible	7,670	(2,984)	4,686
Total finite-lived intangible assets	$90,162	$(71,367)	$18,795

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Amortization expense for:
Core deposit intangibles	$888	$1,034	$1,802	$2,126
Customer relationship intangible	298	335	596	669
Total intangible amortization	$1,186	$1,369	$2,398	$2,795

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
There was no valuation adjustment on MSRs during the six months ended June 30, 2024 or 2023.
During the first quarter of 2024, the Company sold MSRs relating to mortgage loans having an aggregate unpaid principal balance of $2,013,235 to a third party for net proceeds of $23,011, resulting in a gain of $3,472.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2024	$91,688
Sale of MSRs	(19,539)
Capitalization	4,669
Amortization	(4,726)
Balance at June 30, 2024	$72,092

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2024	December 31, 2023
Unpaid principal balance	$5,874,481	$7,826,182

Weighted-average prepayment speed (CPR)	8.87%	8.77%
Estimated impact of a 10% increase	$(3,066)	$(2,653)
Estimated impact of a 20% increase	(5,941)	(5,457)

Discount rate	11.09%	10.85%
Estimated impact of a 10% increase	$(3,924)	$(4,753)
Estimated impact of a 20% increase	(7,557)	(9,149)

Weighted-average coupon interest rate	4.13%	3.88%
Weighted-average servicing fee (basis points)	36.06	33.24
Weighted-average remaining maturity (in years)	7.50	7.50

The Company recorded servicing fees of $3,780 and $4,674 for the three months ended June 30, 2024 and 2023, respectively, and servicing fees of $7,869 and $8,939 for the six months ended June 30, 2024 and 2023, respectively, all of which are included in “Mortgage banking income” in the Consolidated Statements of Income.

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

Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest cost	$227	$248	$6	$5
Expected return on plan assets	(248)	(309)	—	—
Recognized actuarial loss (gain)	129	131	(24)	(16)
Net periodic benefit cost (return)	$108	$70	$(18)	$(11)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest cost	$454	$497	$11	$11
Expected return on plan assets	(496)	(618)	—	—
Recognized actuarial loss (gain)	258	262	(47)	(31)
Net periodic benefit cost (return)	$216	$141	$(36)	$(20)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Incentive Compensation Plans
The Company maintains a long-term equity compensation plan that provides for the grant of stock options and the award of restricted stock. There were no stock options granted or outstanding, nor compensation expense associated with options recorded, during the six months ended June 30, 2024 or 2023.

The Company also awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to non-employee directors, executives, and other officers and employees.
The following table summarizes the changes in restricted stock as of and for the six months ended June 30, 2024:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	169,575	$36.38	779,564	$36.20
Awarded	95,048	33.44	347,918	32.86
Vested	—	—	(283,143)	35.86
Cancelled	—	—	(27,751)	33.91
Nonvested at end of period	264,623	$35.32	816,588	$34.98

During the six months ended June 30, 2024, the Company reissued 203,248 shares from treasury in connection with awards of restricted stock. The Company recorded total stock-based compensation expense of $3,374 and $3,395 for the three months ended June 30, 2024 and 2023, respectively, and $7,366 and $6,840 for the six months ended June 30, 2024 and 2023, respectively.

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
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Balance Sheet	June 30, 2024		December 31, 2023
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$642,619	$13,944	$532,279	$13,567
Interest rate lock commitments	Other Assets	138,881	1,882	61,957	1,483
Forward commitments	Other Assets	136,000	486	20,000	43
Totals		$917,500	$16,312	$614,236	$15,093
Derivative liabilities:
Interest rate contracts	Other Liabilities	$646,002	$14,016	$535,725	$13,567
Interest rate lock commitments	Other Liabilities	12,285	41	2,292	—
Forward commitments	Other Liabilities	164,000	697	165,000	2,605
Totals		$822,287	$14,754	$703,017	$16,172
Gains and losses included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the dates presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest rate contracts:
Included in interest income on loans	$3,239	$1,804	$6,430	$3,546
Interest rate lock commitments:
Included in mortgage banking income	(420)	(1,686)	388	551
Forward commitments
Included in mortgage banking income	284	1,041	2,351	2,424
Total	$3,103	$1,159	$9,169	$6,521
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
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	June 30, 2024		December 31, 2023
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$130,000	$23,626	$130,000	$21,486
Interest rate collars	Other Assets	—	—	200,000	572
Total		$130,000	$23,626	$330,000	$22,058
Derivative liabilities:
Interest rate collars	Other Liabilities	$450,000	$2,905	$250,000	$384
Totals		$450,000	$2,905	$250,000	$384
Changes in fair value of the cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the six months ended June 30, 2024 or 2023. The impact on other comprehensive income for the six months ended June 30, 2024 and 2023 is discussed in Note 11, “Other Comprehensive Income.”

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
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	June 30, 2024		December 31, 2023
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$18,391	$100,000	$17,052
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Three Months Ended June 30,		Six Months Ended June 30,
	Location	2024	2023	2024	2023
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$173	$(1,939)	$(1,338)	$582
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$(173)	$1,939	$1,338	$(582)
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Long-term debt	$80,540	$81,791	$18,390	$17,052
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Gross amounts recognized	$35,654	$29,284	$33,598	$26,425
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	35,654	29,284	33,598	26,425
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	30,418	23,863	30,418	23,863
Financial collateral pledged	—	—	236	1,074
Net amounts	$5,236	$5,421	$2,944	$1,488

Note 10 – Fair Value Measurements
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
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
June 30, 2024
Financial assets:
Securities available for sale	$—	$749,685	$—	$749,685
Derivative instruments	—	39,938	—	39,938
Mortgage loans held for sale in loans held for sale	—	266,406	—	266,406
Total financial assets	$—	$1,056,029	$—	$1,056,029
Financial liabilities:
Derivative instruments:	$—	$36,050	$—	$36,050

	Level 1	Level 2	Level 3	Totals
December 31, 2023
Financial assets:
Securities available for sale	$—	$923,279	$—	$923,279
Derivative instruments	—	37,151	—	37,151
Mortgage loans held for sale in loans held for sale	—	179,756	—	179,756
Total financial assets	$—	$1,140,186	$—	$1,140,186
Financial liabilities:
Derivative instruments	$—	$33,608	$—	$33,608

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the six months ended June 30, 2024.
For the six months ended June 30, 2024 and 2023, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

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

June 30, 2024	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$20,826	$20,826
OREO	—	—	61	61
Total	$—	$—	$20,887	$20,887

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

December 31, 2023	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$21,303	$21,303
Total	$—	$—	$21,303	$21,303

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Individually evaluated loans: Individually evaluated loans are reviewed and evaluated for credit losses on at least a quarterly basis for additional impairment and adjusted accordingly, taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Individually evaluated loans that were measured or re-measured at fair value had a carrying value of $23,203 and $22,328 at June 30, 2024 and December 31, 2023, respectively, and a specific reserve for these loans of $2,377 and $1,025 was included in the allowance for credit losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets as of June 30, 2024. There was no impairment recognized during 2023 of OREO assets still held in the Consolidated Balance Sheets as of December 31, 2023.

June 30, 2024
Carrying amount prior to remeasurement	$99
Impairment recognized in results of operations	(38)
Fair value	$61

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at June 30, 2024 and December 31, 2023. There were no valuation adjustments on MSRs during the six months ended June 30, 2024 or 2023.
The following table presents information as of June 30, 2024 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans, net of allowance for credit losses	$20,826	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$61	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
A net loss of $251 and net gain of $1,133 resulting from fair value changes of these mortgage loans were recorded in income during the six months ended June 30, 2024 and 2023, respectively. These amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2024 and December 31, 2023:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2024
Mortgage loans held for sale measured at fair value	$266,406	$261,395	$5,011

December 31, 2023
Mortgage loans held for sale measured at fair value	$179,756	$174,471	$5,285

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of June 30, 2024	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$851,906	$851,906	$—	$—	$851,906
Securities held to maturity	1,174,663	—	1,052,705	—	1,052,705
Securities available for sale	749,685	—	749,685	—	749,685
Loans held for sale	266,406	—	266,406	—	266,406
Loans, net	12,404,884	—	—	11,932,069	11,932,069
Mortgage servicing rights	72,092	—	—	97,781	97,781
Derivative instruments	39,938	—	39,938	—	39,938
Financial liabilities
Deposits	$14,255,213	$11,556,358	$2,682,808	$—	$14,239,166
Short-term borrowings	232,741	232,741	—	—	232,741
Junior subordinated debentures	113,447	—	97,655	—	97,655
Subordinated notes	315,230	—	271,793	—	271,793
Derivative instruments	36,050	—	36,050	—	36,050

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of December 31, 2023	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$801,351	$801,351	$—	$—	$801,351
Securities held to maturity	1,221,464	—	1,121,830	—	1,121,830
Securities available for sale	923,279	—	923,279	—	923,279
Loans held for sale	179,756	—	179,756	—	179,756
Loans, net	12,152,652	—	—	11,594,363	11,594,363
Mortgage servicing rights	91,688	—	—	117,664	117,664
Derivative instruments	37,151	—	37,151	—	37,151
Financial liabilities
Deposits	$14,076,785	$11,381,556	$2,678,494	$—	$14,060,050
Short-term borrowings	307,577	307,577	—	—	307,577
Junior subordinated debentures	112,978	—	96,435	—	96,435
Subordinated notes	316,422	—	255,192	—	255,192
Derivative instruments	33,608	—	33,608	—	33,608

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 11 – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended June 30, 2024
Securities available for sale:
Unrealized holding gains on securities	$648	$180	$468
Amortization of unrealized holding losses on securities transferred to the held to maturity category	3,252	831	2,421
Total securities available for sale	3,900	1,011	2,889
Derivative instruments:
Unrealized holding losses on derivative instruments	(188)	(47)	(141)
Total derivative instruments	(188)	(47)	(141)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	105	26	79
Total defined benefit pension and post-retirement benefit plans	105	26	79
Total other comprehensive income	$3,817	$990	$2,827
Three months ended June 30, 2023
Securities available for sale:
Unrealized holding losses on securities	$(21,283)	$(5,353)	$(15,930)
Reclassification adjustment for losses realized in net income	22,438	5,622	16,816
Amortization of unrealized holding losses on securities transferred to the held to maturity category	3,026	774	2,252
Total securities available for sale	4,181	1,043	3,138
Derivative instruments:
Unrealized holding losses on derivative instruments	(3,167)	(806)	(2,361)
Total derivative instruments	(3,167)	(806)	(2,361)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	115	29	86
Total defined benefit pension and post-retirement benefit plans	115	29	86
Total other comprehensive income	$1,129	$266	$863

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Six months ended June 30, 2024
Securities available for sale:
Unrealized holding losses on securities	$(5,544)	$(1,378)	$(4,166)
Amortization of unrealized holding losses on securities transferred to the held to maturity category	6,527	1,668	4,859
Total securities available for sale	983	290	693
Derivative instruments:
Unrealized holding losses on derivative instruments	(953)	(242)	(711)
Total derivative instruments	(953)	(242)	(711)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	211	53	158
Total defined benefit pension and post-retirement benefit plans	211	53	158
Total other comprehensive income	$241	$101	$140

Six months ended June 30, 2023
Securities available for sale:
Unrealized holding losses on securities	$(569)	$(170)	$(399)
Reclassification adjustment for losses realized in net income	22,438	5,622	16,816
Amortization of unrealized holding losses on securities transferred to the held to maturity category	6,154	1,574	4,580
Total securities available for sale	28,023	7,026	20,997
Derivative instruments:
Unrealized holding losses on derivative instruments	(4,823)	(1,230)	(3,593)
Total derivative instruments	(4,823)	(1,230)	(3,593)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	231	59	172
Total defined benefit pension and post-retirement benefit plans	231	59	172
Total other comprehensive income	$23,431	$5,855	$17,576

The accumulated balances for each component of other comprehensive loss, net of tax, were as follows as of the dates presented:

	June 30, 2024	December 31, 2023
Unrealized losses on securities	$(162,791)	$(163,484)
Unrealized gains on derivative instruments	16,340	17,051
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,665)	(7,823)
Total accumulated other comprehensive loss	$(154,116)	$(154,256)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Net Income Per Common Share
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

	Three Months Ended
	June 30,
	2024	2023
Basic
Net income applicable to common stock	$38,846	$28,643
Average common shares outstanding	56,342,909	56,107,881
Net income per common share - basic	$0.69	$0.51
Diluted
Net income applicable to common stock	$38,846	$28,643
Average common shares outstanding	56,342,909	56,107,881
Effect of dilutive stock-based compensation	341,717	287,772
Average common shares outstanding - diluted	56,684,626	56,395,653
Net income per common share - diluted	$0.69	$0.51

	Six Months Ended
	June 30,
	2024	2023
Basic
Net income applicable to common stock	$78,255	$74,721
Average common shares outstanding	56,275,628	56,058,585
Net income per common share - basic	$1.39	$1.33
Diluted
Net income applicable to common stock	$78,255	$74,721
Average common shares outstanding	56,275,628	56,058,585
Effect of dilutive stock-based compensation	332,319	271,710
Average common shares outstanding - diluted	56,607,947	56,330,295
Net income per common share - diluted	$1.38	$1.33

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	June 30,
	2024	2023
Number of shares	1,000	179,226

	Six Months Ended
	June 30,
	2024	2023
Number of shares	5,449	182,226

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 13 – Regulatory Matters
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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	June 30, 2024		December 31, 2023
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,621,168	9.81%	$1,578,918	9.62%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,511,312	10.75%	1,469,531	10.52%
Tier 1 Capital to Risk-Weighted Assets	1,621,168	11.53%	1,578,918	11.30%
Total Capital to Risk-Weighted Assets	2,130,901	15.15%	2,085,531	14.93%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,752,876	10.61%	$1,714,965	10.45%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,752,876	12.44%	1,714,965	12.25%
Tier 1 Capital to Risk-Weighted Assets	1,752,876	12.44%	1,714,965	12.25%
Total Capital to Risk-Weighted Assets	1,929,307	13.69%	1,888,104	13.49%

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

Note 14 – Segment Reporting
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
•The Insurance segment includes a full service insurance agency offering all major lines of commercial and personal insurance through major carriers. Effective July 1, 2024, the Bank sold substantially all of the assets of its Insurance segment. See Note 15, “Subsequent Events” for more discussion.
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
The following tables provide financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended June 30, 2024
Net interest income (loss)	$131,424	$461	$16	$(6,875)	$125,026
Provision for credit losses	3,300	—	—	—	3,300
Noninterest income (loss)	29,729	2,877	6,568	(412)	38,762
Noninterest expense	104,617	2,245	4,751	363	111,976
Income (loss) before income taxes	53,236	1,093	1,833	(7,650)	48,512
Income tax expense (benefit)	11,276	284	80	(1,974)	9,666
Net income (loss)	$41,960	$809	$1,753	$(5,676)	$38,846

Total assets	$17,462,835	$41,988	$5,043	$525	$17,510,391
Goodwill	$988,898	$2,767	—	—	$991,665

Three months ended June 30, 2023
Net interest income (loss)	$136,381	$428	$17	$(6,610)	$130,216
Provision for credit losses	2,000	—	—	—	2,000
Noninterest income (loss)	8,747	2,859	6,050	(430)	17,226
Noninterest expense	103,282	2,070	4,407	406	110,165
Income (loss) before income taxes	39,846	1,217	1,660	(7,446)	35,277
Income tax expense (benefit)	8,258	316	(18)	(1,922)	6,634
Net income (loss)	$31,588	$901	$1,678	$(5,524)	$28,643

Total assets	$17,181,988	$37,867	$4,757	$(270)	$17,224,342
Goodwill	$988,898	$2,767	—	—	$991,665

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Six months ended June 30, 2024
Net interest income (loss)	$261,110	$942	$32	$(13,768)	$248,316
Provision for credit losses	5,738	—	—	—	5,738
Noninterest income (loss)	61,220	6,473	13,201	(751)	80,143
Noninterest expense	209,784	4,392	9,936	776	224,888
Income (loss) before income taxes	106,808	3,023	3,297	(15,295)	97,833
Income tax expense (benefit)	22,640	785	100	(3,947)	19,578
Net income (loss)	$84,168	$2,238	$3,197	$(11,348)	$78,255

Total assets	$17,462,835	$41,988	$5,043	$525	$17,510,391
Goodwill	$988,898	$2,767	$—	$—	$991,665

Six months ended June 30, 2023
Net interest income (loss)	$278,169	$714	$36	$(12,928)	$265,991
Provision for credit losses	8,460	—	—	—	8,460
Noninterest income (loss)	37,240	6,221	11,862	(804)	54,519
Noninterest expense	205,163	4,109	9,335	766	219,373
Income (loss) before income taxes	101,786	2,826	2,563	(14,498)	92,677
Income tax expense (benefit)	20,980	732	(14)	(3,742)	17,956
Net income (loss)	$80,806	$2,094	$2,577	$(10,756)	$74,721

Total assets	$17,181,988	$37,867	$4,757	$(270)	$17,224,342
Goodwill	$988,898	$2,767	$—	$—	$991,665

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 15 – Subsequent Events
(In Thousands, Except Share Amounts)
Sale of Renasant Insurance, Inc.
Effective July 1, 2024, Renasant Bank sold substantially all of the assets of Renasant Insurance, Inc. for cash proceeds to Renasant Bank of $56,390. The sale resulted in an estimated after-tax impact to earnings of $36,400, which is net of estimated transaction-related expenses. The financial effects of the sale will be reflected in the third quarter of 2024.
Proposed Merger with The First Bancshares, Inc.
On July 29, 2024, the Company and The First Bancshares, Inc., a Mississippi corporation (“The First”), entered into an agreement and plan of merger, dated as of July 29, 2024 (the “Merger Agreement”), pursuant to which, subject to the terms and conditions set forth therein, among other things, The First will merge with and into the Company, with the Company as the surviving entity in such merger (the “Merger”). Immediately following the Merger, The First’s subsidiary bank and Renasant Bank will enter into a subsidiary plan of merger, pursuant to which The First’s subsidiary bank will merge with and into Renasant Bank immediately after the Merger, with Renasant Bank as the surviving entity in such merger. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of The First will be converted into the right to receive one share of common stock of the Company.
The Merger is expected to close in the first half of 2025 and is subject to certain closing conditions, including the receipt of required regulatory approvals and requisite approval by the stockholders of each company.
Offering of Common Stock
On July 31, 2024, the Company completed its public offering of an aggregate of 7,187,500 shares of its common stock at a price of $32.00 per share, including 937,500 shares of common stock upon the exercise in full by the underwriters of their option to purchase additional shares. The aggregate gross proceeds were $230,000. The net proceeds of the offering after deducting underwriting discounts and other estimated offering expenses are expected to be approximately $217,000. The Company intends to use the net proceeds of the offering for general corporate purposes to support its continued growth, including investments in Renasant Bank and future strategic acquisitions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
This Form 10-Q may contain or incorporate by reference statements regarding Renasant Corporation (referred to herein as the “Company”, “Renasant”, “we”, “our”, or “us”) that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “projects,” “anticipates,” “intends,” “estimates,” “plans,” “potential,” “focus,” “possible,” “may increase,” “may fluctuate,” “will likely result,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could,” are generally forward-looking in nature and not historical facts. Forward-looking statements include information about the Company’s future financial performance, business strategy, projected plans and objectives and are based on the current beliefs and expectations of management. The Company’s management believes these forward-looking statements are reasonable, but they are all inherently subject to significant business, economic and competitive risks and uncertainties, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ from those indicated or implied in the forward-looking statements, and such differences may be material. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and, accordingly, investors should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.
Important factors currently known to management that could cause our actual results to differ materially from those in forward-looking statements include the following: (i) the Company’s ability to efficiently integrate acquisitions (including its recently-announced acquisition of The First Bancshares, Inc. described under the “Recent Developments” heading below) into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management (including the possibility that such cost savings will not be realized when expected, or at all, as a result of the impact of, or challenges arising from, the integration of the acquired assets and assumed liabilities into the Company, potential adverse reactions or changes to business or employee relationships, or as a result of other unexpected factors or events); (ii) potential exposure to unknown or contingent risks and liabilities we have acquired, or may acquire, or target for acquisition, including in connection with the proposed merger with The First Bancshares, Inc.; (iii) the effect of economic conditions and interest rates on a national, regional or international basis; (iv) timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (v) competitive pressures in the consumer finance, commercial finance, financial services, asset management, retail banking, factoring and mortgage lending and auto lending industries; (vi) the financial resources of, and products available from, competitors; (vii) changes in laws and regulations as well as changes in accounting standards; (viii) changes in policy by regulatory agencies or increased scrutiny by, and/or additional regulatory requirements of, regulatory agencies as a result of our proposed merger with The First Bancshares, Inc.; (ix) changes in the securities and foreign exchange markets; (x) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (xi) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers of investment securities, or the impact of interest rates on the value of our investment securities portfolio; (xii) an insufficient allowance for credit losses as a result of inaccurate assumptions; (xiii) changes in the sources and costs of the capital we use to make loans and otherwise fund our operations, due to deposit outflows, changes in the mix of deposits and the cost and availability of borrowings; (xiv) general economic, market or business conditions, including the impact of inflation; (xv) changes in demand for loan and deposit products and other financial services; (xvi) concentrations of credit or deposit exposure; (xvii) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; (xviii) increased cybersecurity risk, including potential network breaches, business disruptions or financial losses; (xix) civil unrest, natural disasters, epidemics and other catastrophic events in the Company’s geographic area; (xx) geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad; (xxi) the impact, extent and timing of technological changes; and (xxii) other circumstances, many of which are beyond management’s control. Management believes that the assumptions underlying the Company’s forward-looking statements are reasonable, but any of the assumptions could prove to be inaccurate.
The Company undertakes no obligation, and specifically disclaims any obligation, to update or revise forward-looking statements, whether as a result of new information or to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by federal securities laws.

Recent Developments
Sale of Renasant Insurance, Inc.
Effective July 1, 2024, Renasant Bank sold substantially all of the assets of Renasant Insurance, Inc. for cash proceeds to Renasant Bank of $56,390. The sale resulted in an estimated after-tax impact to earnings of $36,400, which is net of estimated transaction-related expenses. The financial effects of the sale will be reflected in the third quarter of 2024.
Proposed Merger with The First Bancshares, Inc.
On July 29, 2024, the Company and The First Bancshares, Inc., a Mississippi corporation (“The First”), entered into an agreement and plan of merger, dated as of July 29, 2024 (the “Merger Agreement”), pursuant to which, subject to the terms and conditions set forth therein, among other things, The First will merge with and into the Company, with the Company as the surviving entity in such merger (the “Merger”). Immediately following the Merger, The First’s subsidiary bank and Renasant Bank will enter into a subsidiary plan of merger, pursuant to which The First’s subsidiary bank will merge with and into Renasant Bank immediately after the Merger, with Renasant Bank as the surviving entity in such merger. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of The First will be converted into the right to receive one share of common stock of the Company.
The Merger is expected to close in the first half of 2025 and is subject to certain closing conditions, including the receipt of required regulatory approvals and requisite approval by the stockholders of each company.
Offering of Common Stock
On July 31, 2024, the Company completed its public offering of an aggregate of 7,187,500 shares of its common stock at a price of $32.00 per share, including 937,500 shares of common stock upon the exercise in full by the underwriters of their option to purchase additional shares. The aggregate gross proceeds were $230,000. The net proceeds of the offering after deducting underwriting discounts and other estimated offering expenses are expected to be approximately $217,000. The Company intends to use the net proceeds of the offering for general corporate purposes to support its continued growth, including investments in Renasant Bank and future strategic acquisitions.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at June 30, 2024 compared to December 31, 2023.
Assets
Total assets were $17,510,391 at June 30, 2024 compared to $17,360,535 at December 31, 2023.
Investments
The securities portfolio is used to provide a source for meeting liquidity needs and to supply securities to be used in collateralizing certain deposits and certain types of borrowings. The securities portfolio also serves as an outlet to deploy excess liquidity and generate interest income rather than hold excess funds as cash. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	June 30, 2024		December 31, 2023
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$—	—%	$—	—%
Obligations of states and political subdivisions	304,504	15.82	322,764	15.05
Mortgage-backed securities	1,453,237	75.52	1,695,604	79.06
Other debt securities	166,639	8.66	126,407	5.89
	$1,924,380	100.00%	$2,144,775	100.00%
Allowance for credit losses - held to maturity securities	(32)		(32)
Securities, net of allowance for credit losses	$1,924,348		$2,144,743
During the six months ended June 30, 2024, the Company purchased $52,679 in investment securities. The Company did not purchase any investment securities during the first half of 2023.
Proceeds from maturities, calls and principal payments on securities during the first six months of 2024 totaled $93,085. During the first quarter of 2024, the Company sold from the available for sale portfolio municipal securities, residential mortgage backed securities and commercial mortgage backed securities for net proceeds of $177,185. The Company intended to sell these securities as of December 31, 2023; therefore, the Company impaired the securities and recognized the loss in net income as of December 31, 2023. The carrying value of the securities immediately prior to the impairment was $196,537, and the impairment charge was $19,352. No additional loss was recorded in the first half of 2024. The Company did not sell any securities during the second quarter of 2024. Proceeds from the maturities, calls and principal payments on securities during the first six months of 2023 totaled $144,953. The Company sold from the available for sale portfolio agency securities, municipal securities, residential mortgage backed securities and commercial mortgage backed securities with a carrying value of $511,419 at the time of sale for net proceeds of $488,981, resulting in a net loss on sale of $22,438 during the first half of 2023.
During the third quarter of 2022, the Company transferred, at fair value, $882,927 of securities from the available for sale portfolio to the held to maturity portfolio as the Company has the intent and ability to hold these securities until their maturity. The related net unrealized losses of $99,675 (after tax losses of $74,307) remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. At June 30, 2024, the net unrealized after tax losses remaining to be amortized in accumulated other comprehensive income (loss) was $53,662. No gains or losses were recognized at the time of transfer.
For more information about the Company’s security portfolio, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans Held for Sale
Loans held for sale, which consist of residential mortgage loans being held until they are sold in the secondary market, were $266,406 at June 30, 2024, as compared to $179,756 at December 31, 2023. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Loans
Total loans, excluding loans held for sale, were $12,604,755 at June 30, 2024 and $12,351,230 at December 31, 2023.
The tables below set forth the balance of loans outstanding, net of unearned income and excluding loans held for sale, by loan type and the percentage of each loan type to total loans as of the dates presented:

	June 30, 2024		December 31, 2023
	Total Loans	Percentage of Total Loans	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural	$1,847,762	14.66%	$1,871,821	15.15%
Lease financing, net of unearned income	102,996	0.82	116,020	0.94
Real estate – construction:
Residential	275,966	2.19	269,616	2.18
Commercial	1,079,459	8.56	1,063,781	8.61
Total real estate – construction	1,355,425	10.75	1,333,397	10.79
Real estate – 1-4 family mortgage:
Primary	2,415,150	19.16	2,422,482	19.61
Home equity	529,803	4.20	522,688	4.23
Rental/investment	388,305	3.08	373,755	3.03
Land development	102,560	0.82	120,994	0.98
Total real estate – 1-4 family mortgage	3,435,818	27.26	3,439,919	27.85
Real estate – commercial mortgage:
Owner-occupied	1,724,601	13.68	1,648,961	13.35
Non-owner occupied	3,938,351	31.25	3,733,174	30.23
Land development	103,526	0.82	104,415	0.85
Total real estate – commercial mortgage	5,766,478	45.75	5,486,550	44.43
Installment loans to individuals	96,276	0.76	103,523	0.84
Total loans, net of unearned income	$12,604,755	100.00%	$12,351,230	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2024, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Deposits
The Company relies on deposits as its primary source of funds. Total deposits were $14,255,213 and $14,076,785 at June 30, 2024 and December 31, 2023, respectively. Noninterest-bearing deposits were $3,539,453 and $3,583,675 at June 30, 2024 and December 31, 2023, respectively, while interest-bearing deposits were $10,715,760 and $10,493,110 at June 30, 2024 and December 31, 2023, respectively. Interest-bearing deposits included brokered deposits of $158,868 and $461,441 at June 30, 2024 and December 31, 2023, respectively.
Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding brokered deposits and time deposits greater than $250,000). Noninterest-bearing deposits represented 24.83% of total deposits at June 30, 2024, as compared to 25.46% of total deposits at December 31, 2023. The decrease in noninterest-bearing deposits as a percentage of total deposits primarily reflects deposit customers transferring noninterest-bearing deposits to interest-bearing deposits such as money market funds offered by the Company, other financial institutions and other financial services companies due to the elevated interest rate environment that continued in the first half of 2024. Under certain circumstances, management may elect to acquire non-core deposits (in the form of brokered deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms of the deposits and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin; business factors, described in the following paragraph, may lead us to obtain public deposits. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits were $2,157,072 and $1,866,495 at June 30, 2024 and December 31, 2023, respectively, and represented 15.13% and 13.26% of total deposits as of June 30, 2024 and December 31, 2023, respectively.
Borrowed Funds
Total borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the FHLB, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically consist of federal funds purchased, securities sold under agreements to repurchase, and short-term FHLB advances. The following table presents our short-term borrowings by type as of the dates presented:

	June 30, 2024	December 31, 2023
Security repurchase agreements	$7,741	$7,577
Short-term borrowings from the FHLB	225,000	300,000
	$232,741	$307,577
Long-term debt typically consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The following table presents our long-term debt by type as of the dates presented:

	June 30, 2024	December 31, 2023
Junior subordinated debentures	$113,447	$112,978
Subordinated notes	315,230	316,422
	$428,677	$429,400
Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no long-term advances from the FHLB outstanding at June 30, 2024 or December 31, 2023. All advances from the FHLB are collateralized by a blanket lien on the Bank’s loans. The Company had $2,709,670 of availability on unused lines of credit with the FHLB at June 30, 2024, as compared to $2,922,315 at December 31, 2023. The Company also had credit available at the Federal Reserve Discount Window in the amount of $588,890 with no borrowings outstanding at June 30, 2024 or December 31, 2023.
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

Results of Operations
Net Income
Net income for the second quarter of 2024 was $38,846 compared to net income of $28,643 for the second quarter of 2023. Basic and diluted earnings per share (“EPS”) for the second quarter of 2024 were $0.69, as compared to basic and diluted EPS of $0.51 for the second quarter of 2023. Net income for the six months ended June 30, 2024, was $78,255 compared to net income of $74,721 for the same period in 2023. Basic and diluted EPS were $1.39 and $1.38, respectively for the first six months of 2024 as compared to $1.33 for the first six months of 2023.

From time to time, the Company incurs expenses and charges or recognizes valuation adjustments in connection with certain transactions with respect to which management is unable to accurately predict when these items will be incurred or, when incurred, the amount of such items. The following table presents the impact of these items on reported EPS for the dates presented.

	Three Months Ended
	June 30, 2024			June 30, 2023
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Loss on sale of securities	$—	$—	$—	$22,438	$18,085	$0.32

	Six Months Ended
	June 30, 2024			June 30, 2023
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Gain on sale of MSR	$3,472	$2,777	$0.05	$—	$—	$—
Loss on sale of securities	—	—	—	22,438	17,870	0.31
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 76.70% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the second quarter of 2024. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $125,026 and $248,316 for the three and six months ended June 30, 2024, as compared to $130,216 and $265,991for the same periods in 2023. On a tax equivalent basis, net interest income was $127,598 and $253,448 for the three and six months ended June 30, 2024, as compared to $133,085 and $271,614 for the same periods in 2023.
The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category on a tax-equivalent basis for the periods presented:

	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$12,575,651	$200,670	6.41%	$11,877,592	$175,549	5.93%
Loans held for sale	219,826	3,530	6.42	192,539	2,990	6.21
Securities:
Taxable	1,832,002	9,258	2.02	2,481,712	12,353	1.99
Tax-exempt(1)	263,937	1,451	2.20	367,410	2,165	2.36
Interest-bearing balances with banks	595,030	7,874	5.32	524,307	6,978	5.34
Total interest-earning assets	15,486,446	222,783	5.77	15,443,560	200,035	5.19
Cash and due from banks	187,519			189,668
Intangible assets	1,008,638			1,013,811
Other assets	688,766			690,885
Total assets	$17,371,369			$17,337,924
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$7,094,411	$56,132	3.17%	$6,114,067	$29,185	1.91%
Savings deposits	839,638	729	0.35	1,004,096	813	0.32
Brokered deposits	294,650	3,944	5.37	809,613	10,295	5.10
Time deposits	2,487,873	26,816	4.34	1,735,567	11,098	2.57
Total interest-bearing deposits	10,716,572	87,621	3.28	9,663,343	51,391	2.13
Borrowed funds	564,672	7,564	5.37	1,204,968	15,559	5.18
Total interest-bearing liabilities	11,281,244	95,185	3.39	10,868,311	66,950	2.47
Noninterest-bearing deposits	3,509,109			4,039,087
Other liabilities	243,285			212,818
Shareholders’ equity	2,337,731			2,217,708
Total liabilities and shareholders’ equity	$17,371,369			$17,337,924
Net interest income/net interest margin		$127,598	3.31%		$133,085	3.45%
(1)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which the Company operates.
(2)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$12,491,814	$395,310	6.35%	$11,783,585	$339,519	5.81%
Loans held for sale	187,604	5,838	6.22	148,221	4,727	6.38
Securities:
Taxable	1,861,909	18,763	2.02	2,557,997	25,670	2.01
Tax-exempt(1)	267,108	2,956	2.21	382,130	4,510	2.36
Interest-bearing balances with banks	582,683	15,655	5.40	494,434	12,408	5.06
Total interest-earning assets	15,391,118	438,522	5.72	15,366,367	386,834	5.07
Cash and due from banks	188,011			193,703
Intangible assets	1,009,232			1,012,690
Other assets	701,770			675,648
Total assets	$17,290,131			$17,248,408
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$7,025,200	$108,632	3.10%	$6,090,549	$49,483	1.64%
Savings deposits	850,018	1,459	0.34	1,028,315	1,639	0.32
Brokered deposits	370,129	9,931	5.38	603,822	14,713	4.91
Time deposits	2,403,646	50,212	4.20	1,650,683	18,422	2.25
Total interest-bearing deposits	10,648,993	170,234	3.21	9,373,369	84,257	1.81
Borrowed funds	554,618	14,840	5.36	1,243,049	30,963	5.01
Total interest-bearing liabilities	11,203,611	185,074	3.32	10,616,418	115,220	2.19
Noninterest-bearing deposits	3,513,860			4,212,081
Other liabilities	246,654			217,573
Shareholders’ equity	2,326,006			2,202,336
Total liabilities and shareholders’ equity	$17,290,131			$17,248,408
Net interest income/net interest margin		$253,448	3.30%		$271,614	3.56%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume and mix and pricing decisions. External factors include changes in market interest rates, competition and other factors affecting the banking industry in general, and the shape of the interest rate yield curve. The largest contributing factor to the decrease in net interest income for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was the rising rate environment that began in 2022 and continued throughout 2023. The higher interest rates benefited yields on earning assets, but this increase was more than offset by an increase in interest expense. The rising interest rates negatively impacted both the cost and mix of our funding sources. The Company has continued its efforts to mitigate increases in the cost of funding through maintaining noninterest-bearing deposits, staying disciplined yet competitive in pricing on interest-bearing deposits in the current rate environment and accessing alternative sources of liquidity, such as brokered deposits.
The following tables set forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three and six months ended June 30, 2024, as compared to the same periods in 2023 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute value of amounts calculated):

	Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
	Volume	Rate	Net
Interest income:
Loans held for investment	$10,573	$14,548	$25,121
Loans held for sale	435	105	540
Securities:
Taxable	(3,246)	151	(3,095)
Tax-exempt	(577)	(137)	(714)
Interest-bearing balances with banks	919	(23)	896
Total interest-earning assets	8,104	14,644	22,748
Interest expense:
Interest-bearing demand deposits	5,278	21,669	26,947
Savings deposits	(140)	56	(84)
Brokered deposits	(6,864)	513	(6,351)
Time deposits	6,065	9,653	15,718
Borrowed funds	(8,536)	541	(7,995)
Total interest-bearing liabilities	(4,197)	32,432	28,235
Change in net interest income	$12,301	$(17,788)	$(5,487)

	Six months ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
	Volume	Rate	Net
Interest income:
Loans held for investment	$21,479	$34,312	$55,791
Loans held for sale	1,226	(115)	1,111
Securities:
Taxable	(7,013)	105	(6,908)
Tax-exempt	(1,287)	(267)	(1,554)
Interest-bearing balances with banks	2,355	892	3,247
Total interest-earning assets	16,760	34,927	51,687
Interest expense:
Interest-bearing demand deposits	8,668	50,481	59,149
Savings deposits	(292)	112	(180)
Brokered deposits	(6,086)	1,304	(4,782)
Time deposits	10,964	20,825	31,789
Borrowed funds	(18,130)	2,007	(16,123)
Total interest-bearing liabilities	(4,876)	74,729	69,853
Change in net interest income	$21,636	$(39,802)	$(18,166)

Interest income, on a tax equivalent basis, was $222,783 and $438,522 for the three and six months ended June 30, 2024, as compared to $200,035 and $386,834 for the same periods in 2023. The increase in interest income, on a tax equivalent basis, for the three and six months ended June 30, 2024, as compared to the same time periods in 2023 is due primarily to interest rate increases by the Federal Reserve beginning in 2022 and continuing into 2023.
The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Loans held for investment	81.20%	76.91%	6.41%	5.93%
Loans held for sale	1.42	1.25	6.42	6.21
Securities	13.53	18.45	2.04	2.04
Other	3.85	3.39	5.32	5.34
Total earning assets	100.00%	100.00%	5.77%	5.19%

	Percentage of Total Average Earning Assets		Yield
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Loans held for investment	81.16%	76.68%	6.35%	5.81%
Loans held for sale	1.22	0.96	6.22	6.38
Securities	13.83	19.13	2.04	2.05
Interest-bearing balances with banks	3.79	3.23	5.40	5.06
Total earning assets	100.00%	100.00%	5.72%	5.07%

For the second quarter of 2024, interest income on loans held for investment, on a tax equivalent basis, increased $25,121 to $200,670 from $175,549 for the same period in 2023. For the six months ended June 30, 2024, interest income on loans held for investment, on a tax equivalent basis, increased $55,791 to $395,310 from $339,519 in the same period in 2023. The Federal Reserve continued to raise interest rates in 2023, which positively impacted the Company’s loan pricing, and the year-to-date average balance of loans held for investment increased $708,229 from June 2023, thereby resulting in the increase in interest income on loans held for investment for the three and six months ended June 30, 2024, as compared to the same periods in 2023.
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans held for investment, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net interest income collected on problem loans	$(146)	$364	$(23)	$756
Accretable yield recognized on purchased loans	897	874	1,697	1,759
Total impact to interest income on loans	$751	$1,238	$1,674	$2,515

Impact to loan yield	0.02%	0.04%	0.03%	0.04%

Impact to net interest margin	0.02%	0.03%	0.02%	0.03%
For the second quarter of 2024, interest income on loans held for sale (consisting of mortgage loans held for sale) increased $540 to $3,530 from $2,990 for the same period in 2023. For the six months ended June 30, 2024, interest income on loans held for sale (consisting of mortgage loans held for sale), increased $1,111 to $5,838 from $4,727 for the same period in 2023.
Investment income, on a tax equivalent basis, decreased $3,809 to $10,709 for the second quarter of 2024 from $14,518 for the second quarter of 2023. Investment income, on a tax equivalent basis, decreased $8,461 to $21,719 for the six months ended June 30, 2024 from $30,180 for the same period in 2023. The Company sold a portion of its securities portfolio in each of the first quarter of 2024 and the second quarter of 2023, driving the decrease to investment income for both the three and six months ended June 30, 2024. The tax equivalent yield on the investment portfolio for both the second quarter of 2024 and 2023 was 2.04%. The tax equivalent yield on the investment portfolio for both the six months ended June 30, 2024 was 2.04%, down one basis point from 2.05% for the same period in 2023.
Interest expense was $95,185 for the second quarter of 2024 as compared to $66,950 for the same period in 2023. Interest expense for the six months ended June 30, 2024 was $185,074 as compared to $115,220 for the same period in 2023.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Noninterest-bearing demand	23.73%	27.10%	—%	—%
Interest-bearing demand	47.97	41.01	3.17	1.91
Savings	5.68	6.74	0.35	0.32
Brokered deposits	1.99	5.43	5.37	5.10
Time deposits	16.82	11.64	4.34	2.57
Short term borrowings	0.93	5.19	1.92	4.62
Subordinated notes	2.12	2.14	5.83	5.57
Other borrowed funds	0.76	0.75	8.24	7.86
Total deposits and borrowed funds	100.00%	100.00%	2.58%	1.80%

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Noninterest-bearing demand	23.88%	28.41%	—%	—%
Interest-bearing demand	47.73	41.07	3.10	1.64
Savings	5.78	6.94	0.34	0.32
Brokered deposits	2.51	4.07	5.38	4.91
Time deposits	16.33	11.13	4.20	2.25
Short-term borrowings	0.86	5.48	1.59	4.46
Subordinated notes	2.14	2.14	5.83	5.45
Other long term borrowings	0.77	0.76	8.26	7.77
Total deposits and borrowed funds	100.00%	100.00%	2.52%	1.57%
Interest expense on deposits was $87,621 and $51,391 for the three months ended June 30, 2024 and 2023, respectively. The cost of total deposits was 2.47% and 1.50% for the same respective periods. Interest expense on deposits was $170,234 and $84,257 for the six months ended June 30, 2024 and 2023, respectively, and the cost of total deposits was 2.41% and 1.25% for the same respective periods. The increase in both deposit expense and cost is attributable to the Company’s efforts to offer competitive deposit rates in the high interest rate environment. Following the bank failures and broader industry concerns about bank liquidity that arose in March 2023, the Company maintained additional on-balance sheet liquidity, primarily in the form of brokered deposits and short-term FHLB advances. As risks abated, the Company repaid the advances and has allowed brokered deposits to mature, mitigating to some degree, the impact of rising rates on our deposit costs. The Company has continued its efforts to maintain non-interest bearing deposits. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on brokered deposits or wholesale borrowings when advantageous or otherwise deemed advisable due to market conditions.
Interest expense on total borrowings was $7,564 and $15,559 for the three months ended June 30, 2024 and 2023, respectively. Interest expense on total borrowings was $14,840 and $30,963 for the six months ended June 30, 2024 and 2023, respectively. The decrease in interest expense on borrowings is a result of the repayment of FHLB borrowings during 2023 and the first quarter of 2024.

A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended June 30,		Six Months Ended June 30,
2024	2023	2024	2023
0.90%	0.40%	0.93%	0.64%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains and losses on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify revenue sources. Noninterest income was $38,762 for the second quarter of 2024 as compared to $17,226 for the same period in 2023. Noninterest income was $80,143 for the six months ended June 30, 2024 as compared to $54,519 for the same period in 2023. The increase over the three and six month periods is primarily due to the impact of the $22,438 loss on the sale of securities to noninterest income in during June 2023. Noninterest income in future periods will be negatively impacted by the sale of substantially all of Renasant Insurance, Inc.’s assets, as described under the “Recent Developments” heading above.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees (which encompasses traditional overdraft fees as well as non-sufficient funds fees). Service charges on deposit accounts were $10,286 and $9,733 for the second quarter of 2024 and 2023, respectively, and $20,792 and $18,853 for the six months ended June 30, 2024 and 2023, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,003 for the three months ended June 30, 2024, as compared to $5,088 for the same period in 2023. These fees were $10,259 for the six months ended June 30, 2024 compared to $9,669 for the same period in 2023.
Fees and commissions were $3,944 during the second quarter of 2024 as compared to $4,987 for the same period in 2023, and were $7,893 for the first six months of 2024 as compared to $9,663 for the same period in 2023. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions, and lending services, such as collateral management fees and unused commitment fees. For the second quarter of 2024, interchange fees were $2,321 as compared to $2,467 for the same period in 2023. Interchange fees were $4,451 for the six months ended June 30, 2024 as compared to $4,793 for the same period in 2023.
Through Renasant Insurance, we offer a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $2,758 and $2,809 for the three months ended June 30, 2024 and 2023, respectively, and was $5,474 and $5,255 for the six months ended June 30, 2024 and 2023, respectively. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the number of claims paid by insurance carriers. Contingency income, which is included in “Other noninterest income” in the Consolidated Statements of Income, was $114 and $46 for the three months ended June 30, 2024 and 2023, respectively, and $987 and $956 for the six months ended June 30, 2024 and 2023, respectively.
Our Wealth Management segment has two divisions: Trust and Financial Services. The Trust division operates on a custodial basis, which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $5,684 for the second quarter of 2024 compared to $5,338 for the same period in 2023, and was $11,353 for the six months ended June 30, 2024 compared to $10,478 for the same period in 2023. The market value of assets under management or administration was $5,502,476 and $5,135,465 at June 30, 2024 and June 30, 2023, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Interest rate lock commitments and originations of mortgage loans to be sold totaled $560,303 and $380,707, respectively, in the second quarter of 2024 compared to $610,611 and $400,975, respectively for the same period in 2023. Interest rate lock commitments and originations of mortgage loans to be sold totaled $1,004,601 and $643,131 in the six months ended June 30, 2024 compared to $1,240,443 and $659,921 for the same period in 2023. The decrease in interest rate lock commitments was due to continued

increases in mortgage interest rates during 2023, significantly dampening demand for mortgages nationwide. In the first quarter of 2024, the Company sold a portion of its mortgage servicing rights portfolio with a carrying value of $19,539 for a pre-tax gain of $3,472. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain on sales of loans, net (1)	$5,199	$4,646	$9,734	$9,416
Fees, net	2,866	2,859	4,720	4,665
Mortgage servicing income, net(2)	1,633	2,266	6,614	4,207
Mortgage banking income, net	$9,698	$9,771	$21,068	$18,288
(1) Gain on sales of loans, net includes pipeline fair value adjustments
(2) Mortgage servicing income, net includes gain on sale of MSR
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and proceeds received upon the death of covered individuals. BOLI income was $2,701 for the three months ended June 30, 2024 as compared to $2,402 for the same period in 2023, and $5,392 for the six months ended June 30, 2024 as compared to $5,405 for the same period in 2023.
Other noninterest income was $3,691 and $4,624 for the three months ended June 30, 2024 and 2023, respectively, and was $8,115 and $9,015 for the six months ended June 30, 2024 and 2023, respectively. Other noninterest income includes income from our SBA banking division, our capital markets division and other miscellaneous income and can fluctuate based on production in our SBA banking and capital markets divisions and recognition of other seasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended June 30,		Six Months Ended June 30,
2024	2023	2024	2023
2.59%	2.55%	2.62%	2.56%
Noninterest expense was $111,976 and $110,165 for the second quarter of 2024 and 2023, respectively, and was $224,888 and $219,373 for the six months ended June 30, 2024 and 2023, respectively.
Salaries and employee benefits increased $94 to $70,731 for the second quarter of 2024 as compared to $70,637 for the same period in 2023. Salaries and employee benefits increased $1,732 to $142,201 for the six months ended June 30, 2024 as compared to $140,469 for the same period in 2023. The minimal change in salaries and employee benefits is primarily due to annual merit increases implemented in April 2024 offset by decreases in salaries and benefits within our mortgage division attributable to declines in mortgage production.
Data processing costs were $3,945 in the second quarter of 2024 as compared to $3,684 for the same period in 2023 and were $7,752 for the six months ended June 30, 2024 as compared to $7,317 for the same period in 2023. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense for the second quarter of 2024 was $11,844, as compared to $11,865 for the same period in 2023. These expenses for the first six months of 2024 were $23,233, as compared to $23,270 for the same period in 2023.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulations. Professional fees were $3,195 for the second quarter of 2024 as compared to $4,012 for the same period in 2023 and were $6,543 for the six months ended June 30, 2024 as compared to $7,479 for the same period in 2023.
Advertising and public relations expense was $3,807 for the second quarter of 2024 as compared to $3,482 for the same period in 2023 and was $8,693 for the six months ended June 30, 2024 as compared to $8,168 for the same period in 2023. During the six months ended June 30, 2024 and 2023, the Company contributed approximately $1,305 and $1,292, respectively, to charitable organizations throughout Mississippi and Georgia, which contributions are included in our advertising and public relations expense, for which it received a dollar-for-dollar tax credit.

Amortization of intangible assets totaled $1,186 and $1,369 for the second quarter of 2024 and 2023 and $2,398 and $2,795 for the six months ended June 30, 2024 and 2023, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 1 year to 7 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $2,112 for the second quarter of 2024 as compared to $2,226 for the same period in 2023. Communication expenses were $4,136 for the six months ended June 30, 2024 as compared to $4,206 for the same period in 2023.
Other noninterest expense includes business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $15,051 and $29,720 for the three and six months ended June 30, 2024 as compared to $12,839 and $25,588 for the same periods in 2023. The increase in other noninterest expense is primarily attributable to lower mortgage deferred loan origination expense in the first half of 2024 compared to the same period in 2023. The amount of loan origination expense deferred is directly correlated to the volume and mix of our loan production during the period. The Company also accrued $700 for an FDIC deposit insurance special assessment in the first quarter of 2024.
Efficiency Ratio

	Efficiency Ratio
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Efficiency ratio	67.31%	73.29%	67.41%	67.26%

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
Income Taxes
Income tax expense for the second quarter of 2024 and 2023 was $9,666 and $6,634, respectively, and $19,578 and $17,956 for the six months ended June 30, 2024 and 2023, respectively. The increase is primarily due to a rise in pre-tax income.

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
In compliance with loan policy, the lending staff is given lending limits based on their knowledge and experience. In addition, each lending officer’s prior performance is evaluated for credit quality and compliance as a tool for establishing and enhancing lending limits. Before funds are advanced on consumer and commercial loans below certain dollar thresholds, loans are reviewed and scored using centralized underwriting methodologies. Loan quality, or “risk-rating,” grades are assigned based upon certain factors, which include the scoring of the loans. This information is used to assist management in monitoring credit quality. Loan requests of amounts greater than an officer’s lending limit are reviewed for approval by senior credit officers or potentially the chief credit officer.
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
The Company’s practice is to charge off estimated losses as soon as management believes the uncollectability of a loan balance is confirmed and such losses are reasonably quantified. Net charge-offs for the first six months of 2024 were $5,645, or 0.09% of average loans (annualized), compared to net charge-offs of $8,633, or 0.15% of average loans (annualized), for the same period in 2023. The charge-offs were fully reserved for in the Company’s allowance for credit losses on loans. Subsequent recoveries, if any, are credited to the allowance for credit losses on loans.
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

The following table presents the allocation of the allowance for credit losses on loans by loan category and the percentage of loans in each category to total loans as of the dates presented:

	June 30, 2024		December 31, 2023		June 30, 2023
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$44,951	14.66%	$43,980	15.15%	$41,310	14.49%
Lease financing	2,515	0.82	2,515	0.94	2,480	1.03
Real estate – construction	18,896	10.75	18,612	10.79	19,125	11.47
Real estate – 1-4 family mortgage	47,421	27.26	47,283	27.85	46,434	28.07
Real estate – commercial mortgage	77,125	45.75	77,020	44.43	75,667	44.03
Installment loans to individuals	8,963	0.76	9,168	0.84	9,375	0.91
Total	$199,871	100.00%	$198,578	100.00%	$194,391	100.00%

The provision for credit losses on loans charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a provision for credit losses on loans of $4,300 in the second quarter of 2024 and $6,938 in the first half of 2024, as compared to $3,000 in the second quarter of 2023 and $10,960 in the first half of 2023. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. Loan growth as well as changes in credit metrics influencing our expectations of future credit losses resulted in the Company’s model indicating that the aforementioned provision for credit losses on loans was appropriate during the first half of 2024.
The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Balance at beginning of period	$201,052	$195,292	$198,578	$192,090
Impact of purchased credit deteriorated loans acquired during the period	—	—	—	(26)
Charge-offs
Commercial, financial, agricultural	186	4,939	535	5,468
Real estate – 1-4 family mortgage	208	212	290	215
Real estate – commercial mortgage	5,727	397	5,727	5,512
Installment loans to individuals	251	580	730	1,390
Total charge-offs	6,372	6,185	7,282	12,642
Recoveries
Commercial, financial, agricultural	525	1,274	871	1,999
Lease financing	10	6	18	11
Real estate – 1-4 family mortgage	25	170	73	194
Real estate – commercial mortgage	99	278	105	489
Installment loans to individuals	232	556	570	1,316
Total recoveries	891	2,284	1,637	4,009
Net charge-offs	5,481	3,901	5,645	8,633
Provision for credit losses on loans	4,300	3,000	6,938	10,960
Balance at end of period	$199,871	$194,391	$199,871	$194,391
Net charge-offs (annualized) to average loans	0.18%	0.13%	0.09%	0.15%
Net charge-offs to allowance for credit losses on loans	2.74%	2.01%	2.82	4.44
Allowance for credit losses on loans to:
Total loans			1.59	1.63
Nonperforming loans			203.88	211.85
Nonaccrual loans			204.38	350.64

The table below reflects annualized net charge-offs (recoveries) to daily average loans outstanding, by loan category, during the periods presented:

	Six Months Ended
	June 30, 2024			June 30, 2023
	Net Charge-offs (Recoveries)	Average Loans	Annualized Net Charge-offs (Recoveries) to Average Loans	Net Charge-offs (Recoveries)	Average Loans	Annualized Net Charge-offs (Recoveries) to Average Loans
Commercial, financial, agricultural	$(336)	$1,860,832	(0.04)%	$3,469	$1,734,709	0.40%
Lease financing	(18)	105,877	(0.03)	(11)	118,892	(0.02)%
Real estate – construction	—	1,319,572	—	57	1,327,028	0.01%
Real estate – 1-4 family mortgage	217	3,422,433	0.01	21	3,362,300	—%
Real estate – commercial mortgage	5,622	5,684,881	0.20	5,023	5,125,192	0.20%
Installment loans to individuals	160	98,219	0.33	74	115,464	0.13%
Total	$5,645	$12,491,814	0.09%	$8,633	$11,783,585	0.15%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Real estate – construction:
Residential	$—	$57	$—	$57
Total real estate – construction	—	57	—	57
Real estate – 1-4 family mortgage:
Primary	168	(55)	160	(65)
Home equity	18	102	19	99
Rental/investment	(3)	1	38	(1)
Land development	(1)	(6)	(1)	(12)
Total real estate – 1-4 family mortgage	182	42	216	21
Real estate – commercial mortgage:
Owner-occupied	(55)	396	(59)	318
Non-owner occupied	5,686	(277)	5,683	4,705
Total real estate – commercial mortgage	5,631	119	5,624	5,023
Total net charge-offs of loans secured by real estate	$5,813	$218	$5,840	$5,101

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

Three Months Ended June 30,	2024	2023
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$16,718	$18,618
Recovery of provision for credit losses on unfunded loan commitments	(1,000)	(1,000)
Ending balance	$15,718	$17,618

Six Months Ended June 30,	2024	2023
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$16,918	$20,118
Recovery of provision for credit losses on unfunded loan commitments	(1,200)	(2,500)
Ending balance	$15,718	$17,618
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
The following table provides details of the Company’s nonperforming assets as of the dates presented.

	June 30, 2024	December 31, 2023
Nonaccruing loans	$97,795	$68,816
Accruing loans past due 90 days or more	240	554
Total nonperforming loans	98,035	69,370
Other real estate owned	7,366	9,622
Total nonperforming assets	$105,401	$78,992
Nonperforming loans to total loans	0.78%	0.56%
Nonaccruing loans to total loans	0.78%	0.56%
Nonperforming assets to total assets	0.60%	0.46%

The following table presents nonperforming loans by loan category as of the dates presented:

	June 30, 2024	December 31, 2023	June 30, 2023
Commercial, financial, agricultural	$5,866	$6,282	$7,698
Real estate – construction:
Residential	—	—	—
Total real estate – construction	—	—	—
Real estate – 1-4 family mortgage:
Primary	53,803	44,174	36,467
Home equity	3,233	2,849	2,299
Rental/investment	943	2,238	3,086
Land development	40	19	19
Total real estate – 1-4 family mortgage	58,019	49,280	41,871
Real estate – commercial mortgage:
Owner-occupied	6,252	3,373	24,022
Non-owner occupied	24,424	9,774	17,842
Land development	3,210	300	54
Total real estate – commercial mortgage	33,886	13,447	41,918
Installment loans to individuals	262	361	273
Total nonperforming loans	$98,035	$69,370	$91,760

Total nonperforming loans as a percentage of total loans were 0.78% as of June 30, 2024 as compared to 0.56% and 0.77% as of December 31, 2023 and June 30, 2023, respectively. The Company’s coverage ratio, or its allowance for credit losses on loans as a percentage of nonperforming loans, was 203.88% as of June 30, 2024 as compared to 286.26% as of December 31, 2023 and 211.85% as of June 30, 2023.
Management has evaluated loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at June 30, 2024. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due but still accruing interest were $28,507, or 0.23% of total loans, at June 30, 2024 as compared to $54,031, or 0.44% of total loans, at December 31, 2023 and $12,146, or 0.10% of total loans, at June 30, 2023.
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (including an extension of the amortization period), or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, are required to be disclosed in accordance with ASU 2022-02, “Financial Instruments - Credit Losses (Topic326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). All modifications for the six months ended June 30, 2024 and 2023 and which met the disclosure criteria in ASU 2022-02 were performing in accordance with their modified terms at June 30, 2024 and 2023, respectively. The total amortized cost basis of loans that were experiencing financial difficulty, modified during the six months ended June 30, 2024 and 2023, were $13,338 and $7,140, respectively. Unused commitments totaled $338 and $1,600 at June 30, 2024 and 2023, respectively. Upon the Company’s determination that a modified loan has been subsequently deemed uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted accordingly. For more information about loan modifications made to borrowers experiencing financial difficulty, see the information under the heading “Certain Modifications to Borrowers Experiencing Financial Difficulty” in Note 3, “Loans,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.
The following table provides details of the Company’s other real estate owned, net of valuation allowance and direct write-downs, as of the dates presented:

	June 30, 2024	December 31, 2023	June 30, 2023
Residential real estate	$1,004	$1,211	$459
Commercial real estate	6,336	8,407	3,481
Residential land development	19	4	448
Commercial land development	7	—	732
Total other real estate owned	$7,366	$9,622	$5,120

Changes in the Company’s other real estate owned were as follows:

	2024	2023
Balance at January 1	$9,622	$1,763
Transfers of loans	1,135	4,119
Impairments	(67)	(8)
Dispositions	(1,052)	(738)
Other	(2,272)	(16)
Balance at June 30	$7,366	$5,120

Other real estate owned with a cost basis of $1,052 was sold during the six months ended June 30, 2024, resulting in a net gain of $115, while other real estate owned with a cost basis of $738 was sold during the six months ended June 30, 2023, resulting in a net gain of $89.
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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing July 1, 2024, in each case as compared to the result under rates present in the market on June 30, 2024. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not account for changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+100	2.73%	2.45%	3.63%
-100	(4.01)%	(3.35)%	(4.61)%
-200	(9.18)%	(6.98)%	(9.59)%

The rate shock results for the net interest income simulations for the next 24 months produce an asset sensitive position at June 30, 2024. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, collars, caps and/or floors, forward commitments, and interest rate lock commitments, as part of its ongoing efforts to mitigate its interest rate risk exposure. For more information about the Company’s derivatives, see the information under the heading “Loan Commitments and Other Off-Balance Sheet Arrangements” in the Liquidity and Capital Resources section below and Note 9, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements. The next section also details our available sources of liquidity, both on and off-balance sheet.

Liquidity and Capital Resources
Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.
Core deposits, which are deposits excluding brokered deposits and time deposits greater than $250,000, are the major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. We may also access the brokered deposit market where rates are favorable to other sources of liquidity (especially in light of collateral requirements for certain borrowings) and core deposits are not sufficient for meeting our current and anticipated short- or long-term liquidity needs. During the first half of 2024, brokered deposits decreased by $302,840 as compared to the balance at December 31, 2023. The Bank obtained brokered deposits in the amount of $120,345 during the first half of 2024 and paid down brokered deposits of $423,185 during the same period. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the ALCO.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months, the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 10.88% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types, short-term borrowings and derivative instruments. At June 30, 2024, securities with a carrying value of $848,460 were pledged to secure government, public fund and trust deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $895,044 similarly pledged at December 31, 2023.
Other sources available for meeting liquidity needs include federal funds purchased, short-term and long-term advances from the FHLB and borrowings from the Federal Reserve Discount Window. Interest is charged at the prevailing market rate on federal funds purchased and FHLB advances. There were $225,000 in short-term borrowings from the FHLB at June 30, 2024, as compared to $300,000 at December 31, 2023. Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding long-term advances with the FHLB at June 30, 2024 or December 31, 2023. The total amount of the remaining credit available to us from the FHLB at June 30, 2024 was $2,709,670. The credit available at the Federal Reserve Discount Window at June 30, 2024 was $588,890 with no borrowings outstanding as of such date. We also maintain lines of credit with other commercial banks totaling $160,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at June 30, 2024 or December 31, 2023.
Finally, we can access the capital markets to meet liquidity needs. The Company maintains a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which was effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depositary shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company's banking and wealth management operations as well as other business opportunities. Our common stock offering described under the “Recent Developments” heading above reflects our access of the capital markets as described in this paragraph. In addition, in previous years, we have accessed the capital markets to generate liquidity in the form of subordinated notes. We have also assumed subordinated notes as part of acquisitions. The carrying value of subordinated notes, net of unamortized debt issuance costs, was $315,230 at June 30, 2024.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Noninterest-bearing demand	23.88%	28.41%	—%	—%
Interest-bearing demand	47.73	41.07	3.10	1.64
Savings	5.78	6.94	0.34	0.32
Brokered deposits	2.51	4.07	5.38	4.91
Time deposits	16.33	11.13	4.20	2.25
Short-term borrowings	0.86	5.48	1.59	4.46
Subordinated notes	2.14	2.14	5.83	5.45
Other borrowed funds	0.77	0.76	8.26	7.77
Total deposits and borrowed funds	100.00%	100.00%	2.52%	1.57%

The estimated amount of uninsured and uncollateralized deposits at June 30, 2024 was $4,499,972. Collateralized public funds over FDIC insurance limits were $1,743,346 at June 30, 2024.
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
Cash and cash equivalents were $851,906 at June 30, 2024, as compared to $946,899 at June 30, 2023. Cash used in investing activities for the six months ended June 30, 2024 was $43,479, as compared to cash provided by investing activities of $274,113 for the six months ended June 30, 2023. Proceeds from the sale, maturity or call of securities within our investment portfolio were $270,270 for the six months ended June 30, 2024, as compared to $633,934 for the same period in 2023. A portion of the securities portfolio was sold during the first quarter of 2024, resulting in proceeds of $177,185 of which a portion were used to purchase higher yielding securities, while the remainder was used to fund loan growth. A portion of the securities portfolio was sold during the second quarter of 2023, resulting in proceeds of $488,981 which were used to pay off short-term FHLB borrowings and to fund loan growth. Purchases of investment securities were $52,679 during the first six months of 2024. There were no purchases of investment securities for the same period in 2023.

Cash provided by financing activities for the six months ended June 30, 2024 was $78,054, as compared to cash provided by financing activities of $128,334 for the same period in 2023. Deposits increased $178,428 and $608,395 for the six months ended June 30, 2024 and 2023, respectively.
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
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2024, the maximum amount available for transfer from the Bank to the Company in the form of loans was $192,931. The Company maintains a $3,000 line of credit collateralized by cash with the Bank. There were no amounts outstanding under this line of credit at June 30, 2024.
These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the six months ended June 30, 2024, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	June 30, 2024	December 31, 2023
Loan commitments	$2,911,618	$3,091,997
Standby letters of credit	85,304	113,970

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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, collars, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2024, the Company had notional amounts of $642,619 on interest rate contracts with corporate customers and $646,002 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.

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

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $2,354,701 at June 30, 2024 compared to $2,297,383 at December 31, 2023. Book value per share was $41.77 and $40.92 at June 30, 2024 and December 31, 2023, respectively. The growth in shareholders’ equity was attributable to current period earnings and changes in accumulated other comprehensive income, offset by dividends declared.
In October 2023, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $100,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The program will remain in effect through October 2024 or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. The Company did not repurchase any of its common stock under the stock repurchase plan in the first half of 2024.
The Company has junior subordinated debentures with a carrying value of $113,447 at June 30, 2024, of which $109,856 is included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the debentures we include in Tier 1 capital at June 30, 2024. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if we complete the proposed merger with The First Bancshares (or we make any acquisition of a financial institution) now that we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.
The Company has subordinated notes with a par value of $336,400 at June 30, 2024, of which $333,621 is included in the Company’s Tier 2 capital.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,511,312	10.75%	$914,242	6.50%	$984,568	7.00%
Tier 1 risk-based capital ratio	1,621,168	11.53	1,125,220	8.00	1,195,547	8.50
Total risk-based capital ratio	2,130,901	15.15	1,406,526	10.00	1,476,852	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,621,168	9.81	826,328	5.00	661,062	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,752,876	12.44%	$915,917	6.50%	$986,372	7.00%
Tier 1 risk-based capital ratio	1,752,876	12.44	1,127,282	8.00	1,197,737	8.50
Total risk-based capital ratio	1,929,307	13.69	1,409,103	10.00	1,479,558	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,752,876	10.61	826,134	5.00	660,908	4.00

December 31, 2023
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,469,531	10.52%	$908,163	6.50%	$978,022	7.00%
Tier 1 risk-based capital ratio	1,578,918	11.30	1,117,740	8.00	1,187,598	8.50
Total risk-based capital ratio	2,085,531	14.93	1,397,175	10.00	1,467,033	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,578,918	9.62	820,428	5.00	656,342	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,714,965	12.25%	$909,711	6.50%	$979,689	7.00%
Tier 1 risk-based capital ratio	1,714,965	12.25	1,119,644	8.00	1,189,622	8.50
Total risk-based capital ratio	1,888,104	13.49	1,399,556	10.00	1,469,533	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,714,965	10.45	820,761	5.00	656,608	4.00

The Company elected to take advantage of transitional relief offered by the Federal Reserve and FDIC to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transitional period to phase out the capital benefit provided by the two-year delay. The three-year transitional period began on January 1, 2022.
For more information regarding the capital adequacy guidelines applicable to the Company and Renasant Bank, please refer to Note 13, “Regulatory Matters,” in the Notes to the Consolidated Financial Statements of the Company in Item 1, Financial Statements.
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
On July 29, 2024, the Company announced that it had entered into a definitive merger agreement with The First under which the Company will acquire The First in an all-stock transaction. The following represents material changes in the Company’s risk factors from the risk factors set forth in our Annual Report on Form 10-K.
Risks Related to the Merger
Failure to complete the Merger could negatively affect our share price, future business and financial results.
Although we anticipate closing the Merger in the first half of 2025, we cannot guarantee when, or whether, the Merger will be completed. The completion of the Merger is subject to a number of customary conditions which must be fulfilled in order to complete the merger.
If the Merger is not completed for any reason, our ongoing business and financial results may be adversely affected and we will be subject to several risks, including:
•having to pay certain significant transaction costs without realizing any of the anticipated benefits of completing the Merger;
•failing to pursue other beneficial opportunities due to the focus of our management on the Merger, without realizing any of the anticipated benefits of completing the Merger;
•declines in our share price to the extent that the current market prices reflect an assumption by the market that the Merger will be completed; and
•becoming subject to litigation related to any failure to complete the Merger.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated, cannot be met, or that could have an adverse effect on the combined company following the consummation of the Merger.
Before the Merger may be completed, various approvals, consents and/or non-objections must be obtained from bank regulatory authorities, including the Federal Reserve, FDIC, and the DBCF. Additionally, the U.S. Department of Justice has between 15 and 30 days following approval of the Merger by the Federal Reserve and FDIC, respectively, to challenge the approval on antitrust grounds.
In determining whether to grant their approvals, the regulatory agencies consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political or regulatory environment generally.
The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the Merger. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the Merger, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or otherwise reduce the anticipated benefits of the Merger if the Merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Merger. The completion of the Merger is conditioned on the receipt of the requisite regulatory approvals without the imposition of any materially financially burdensome regulatory condition and the expiration of all statutory waiting periods. Additionally, the completion of the Merger is conditioned on the absence of certain laws, orders, injunctions or decrees issued by any court or governmental entity of competent jurisdiction that would prevent, prohibit or make illegal the completion of the Merger or any of the other transactions contemplated by the Merger Agreement.

The federal banking agencies are in the process of revising their merger policies. In March 2024, the FDIC published proposed revisions to its Statement of Policy on Bank Merger Transactions that may change the way the FDIC reviews bank merger applications. While the Federal Reserve has not issued a similar proposal, Federal Reserve Vice Chair for Supervision Michael Barr has stated that the Federal Reserve is working with the Department of Justice to update guidelines setting forth standards for the review of the competitive impact of a transaction. These pending regulatory revisions create uncertainty regarding the standards that the agencies may apply to their review of bank mergers and may make it more difficult and/or costly to obtain regulatory approval or otherwise result in more burdensome conditions in approval orders than the agencies have previously imposed. Additionally, the agencies may begin to apply new standards before they formally finalize the changes to their merger policies.
Our ongoing business and financial results may be adversely affected by a delay in receipt of necessary regulatory approvals, a denial of a regulatory application, or the imposition of a burdensome regulatory condition.
Combining Renasant and The First may be more difficult, costly or time consuming than expected, and we may fail to realize the anticipated benefits of the Merger.
The success of the Merger will depend on, among other things, our ability to integrate The First into our business in a manner that facilitates growth opportunities and achieves the anticipated benefits of the Merger. If we are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the Merger could be less than anticipated, and integration may result in additional unforeseen expenses.
There is a significant degree of difficulty inherent in the process of integrating an acquisition, including challenges consolidating certain operations and functions (including regulatory functions), integrating technologies, organizations, procedures, policies and operations, addressing differences in the business cultures of Renasant and The First and retaining key personnel. The integration will be complex and time consuming and may involve delays or additional and unforeseen expenses. The integration process and other disruptions resulting from the Merger may also disrupt our ongoing business. Any failure to successfully or cost-effectively integrate The First following the closing of the Merger as well as any delays encountered in the integration process, could have an adverse effect on the revenues, levels of expenses and operating results of the combined company following the completion of the Merger, which may adversely affect the value of the common stock of the combined company following the completion of the merge.
Shareholder litigation could prevent or delay the completion of the Merger or otherwise negatively impact our business, financial condition and results of operations.
Shareholders of Renasant and/or The First may file lawsuits against Renasant, The First and/or the directors and officers of either company in connection with the Merger. One of the conditions to the closing of the Merger is that no law, order, injunction or decree issued by any court or governmental entity of competent jurisdiction would restrict, prohibit or make illegal the completion of the Merger or any of the other transactions contemplated by the Merger Agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting Renasant or The First from completing the Merger or any of the other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Merger and could result in significant costs to us, including any cost associated with the indemnification of our directors and officers. We may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the Merger. Shareholder lawsuits may divert management attention from management of our business or operations. Such litigation could have an adverse effect on our business, financial condition and results of operations and could prevent or delay the completion of the Merger.
We and The First will be subject to various uncertainties while the Merger is pending that could adversely affect our financial results or the anticipated benefits of the Merger.
Uncertainty about the effect of the Merger on counterparties to contracts, employees and other parties may have an adverse effect on us or the anticipated benefits of the Merger. These uncertainties could cause contract counterparties and others who deal with us or The First to seek to change existing business relationships with us or The First, and may impair our and The First’s ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter. Employee retention and recruitment may be particularly challenging prior to completion of the Merger, as our employees and prospective employees, and the employees and prospective employees of The First, may experience uncertainty about their future roles with us following the Merger.
The pursuit of the Merger and the preparation for the integration of the two companies may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results prior to and/or following the completion of the Merger and could limit us from pursuing attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.
The First may have liabilities that are not known to us.
In connection with the Merger, we will assume all of The First’s liabilities by operation of law. There may be liabilities that we failed or were unable to discover in the course of performing due diligence investigations into The First, or we may not have correctly assessed the significance of certain liabilities of The First identified in the course of our due diligence. Any such liabilities, individually or in the aggregate, could have an adverse effect on our business, financial condition and results of operations.
We expect to incur substantial transaction costs in connection with the Merger.
We expect to incur a significant amount of non-recurring expenses in connection with the Merger, including legal, accounting, consulting and other expenses. In general, these expenses are payable by us whether or not the Merger is completed. Additional unanticipated costs may be incurred following consummation of the Merger in the course of the integration of our businesses and the business of The First. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all.
The unaudited pro forma financial information included as an exhibit to our Current Report on Form 8-K filed on July 29, 2024, is presented for illustrative purposes only and does not purport to be indicative of our financial condition or results of operations following the completion of the Merger.
The unaudited pro forma financial information included as an exhibit to our Current Report on Form 8-K filed on July 29, 2024, is presented for illustrative purposes only, is based on various adjustments, assumptions and preliminary estimates and may not be an indication of our financial condition or results of operations following the consummation of the Merger for several reasons. Our actual financial condition and results of operations following the consummation of the Merger may not be consistent with, or evident from, the pro forma financial statements. In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect our financial condition or results of operations following the consummation of the Merger. Our potential for future business success and operating profitability must be considered in light of the risks, uncertainties, expenses and difficulties typically encountered by recently combined companies.
The Merger may be completed on different terms from those contained in the Merger Agreement.
Prior to the completion of the Merger, we and The First may, by mutual agreement, amend or alter the terms of the Merger Agreement, including with respect to, among other things, the merger consideration or any covenants or agreements with respect to the parties’ respective operations during the pendency of the Merger Agreement. Any such amendments or alterations may have negative consequences to us.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

During the three month period ended June 30, 2024, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number of Shares or Approximate Dollar Value of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)(3)
April 1, 2024 to April 30, 2024	1,352	$30.35	—	$100,000
May 1, 2024 to May 31, 2024	5,585	29.40	—	100,000
June 1, 2024 to June 30, 2024	4,210	29.46	—	100,000
Total	11,147	$29.54	—
(1)All shares in this column represent shares of Renasant Corporation stock withheld to satisfy the federal and state tax liabilities related to the vesting of time-based restricted stock awards.
(2)The Company announced a $100.0 million stock repurchase program in October 2023 under which the Company is authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. This plan will remain in effect through October 2024 or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. No shares were repurchased during the second quarter of 2024 under this plan.
(3)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 5. OTHER INFORMATION

Trading Plans
During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

Item 6. EXHIBITS

Exhibit Number	Description

1(i)	Underwriting Agreement by and among Renasant Corporation and Stephens, Inc., as representative of the several underwriters named in Schedule A thereto, dated as of July 29, 2024(1)

2(i)	Agreement and Plan of merger by and between Renasant Corporation and The First Bancshares, Inc., dated as of July 29, 2024(2)

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (3)

(3)(ii)	Articles of Amendment to the Articles of Incorporation(4)

(3)(iii)	Amended and Restated Bylaws of Renasant Corporation (5)

(3)(iv)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (6)

(3)(v)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (7)

(3)(vi)	Articles of Amendment to the Amended and Restated Bylaws of Renasant Corporation (8)

(4)(i)	Description of Our Common Stock registered under Section 12 of the Securities Exchange Act of 1934, as amended

10(i)	Amended and Restated Renasant Corporation Performance Based Rewards Plan, dated as of April 23, 2024(9)

10(ii)	Amendment No. 1 to the Renasant Corporation 2020 Long-Term Incentive Compensation Plan dated February 26, 2024(10)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (Unaudited).

(104)	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

(1)Filed as exhibit 1(i) to the Form 8-K of the Company filed with the Securities and Exchange Commission (the “Commission”) on July 30, 2024 and incorporated herein by reference.
(2)Filed as exhibit 2(i) to the Form 8-K of the Company filed with the Commission on July 29, 2024, and incorporated herein by reference.
(3)Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Commission on May 10, 2016, and incorporated herein by reference.

(4)Filed as exhibit 3(i) to the Form 8-K the Company filed with the Commission on April 25, 2024, and incorporated herein by reference.
(5)Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on July 20, 2018, and incorporated herein by reference.
(6)Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on April 30, 2021, and incorporated herein by reference.
(7)Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on January 28, 2022, and incorporated herein by reference.
(8)Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on October 27, 2023, and incorporated herein by reference.
(9)Filed as exhibit 10(i) to the Form 10-Q of the Company filed with the Commission on May 8, 2024, and incorporated herein by reference.
(10)Filed as exhibit 10(ii) to the Form 10-Q of the Company filed with the Commission on May 8, 2024, and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	August 7, 2024	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2024	/s/ James C. Mabry IV
James C. Mabry IV
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)