Form 10-Q
period 2024-09-30
RENASANT CORP
filed 2024-11-06
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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

As of October 31, 2024, 63,565,690 shares of the registrant’s common stock, $5.00 par value per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$228,937	$206,680
Interest-bearing balances with banks	1,046,683	594,671
Cash and cash equivalents	1,275,620	801,351
Securities held to maturity (net of allowance for credit losses of $32 at each of September 30, 2024 and December 31, 2023) (fair value of $1,068,968 and $1,121,830, respectively)	1,150,531	1,221,464
Securities available for sale, at fair value	764,844	923,279
Loans held for sale, at fair value	291,735	179,756
Loans held for investment, net of unearned income	12,627,648	12,351,230
Allowance for credit losses on loans	(200,378)	(198,578)
Loans, net	12,427,270	12,152,652
Premises and equipment, net	280,550	283,195
Other real estate owned, net	9,136	9,622
Goodwill	988,898	991,665
Other intangible assets, net	15,238	18,795
Bank-owned life insurance	389,138	382,584
Mortgage servicing rights	71,990	91,688
Other assets	293,890	304,484
Total assets	$17,958,840	$17,360,535
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$3,529,801	$3,583,675
Interest-bearing	10,979,950	10,493,110
Total deposits	14,509,751	14,076,785
Short-term borrowings	108,732	307,577
Long-term debt	433,177	429,400
Other liabilities	249,102	249,390
Total liabilities	15,300,762	15,063,152
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 66,484,225 and 59,296,725 shares issued, respectively; 63,564,028 and 56,142,207 shares outstanding, respectively	332,421	296,483
Treasury stock, at cost – 2,920,197 and 3,154,518 shares, respectively	(97,251)	(105,249)
Additional paid-in capital	1,488,678	1,308,281
Retained earnings	1,063,324	952,124
Accumulated other comprehensive loss, net of taxes	(129,094)	(154,256)
Total shareholders’ equity	2,658,078	2,297,383
Total liabilities and shareholders’ equity	$17,958,840	$17,360,535
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income
Loans	$206,867	$184,880	$603,492	$524,592
Securities
Taxable	9,212	9,439	27,975	34,992
Tax-exempt	1,092	1,230	3,439	4,768
Other	11,872	10,128	27,527	22,536
Total interest income	229,043	205,677	662,433	586,888
Interest expense
Deposits	90,787	70,906	261,021	155,163
Borrowings	7,258	7,388	22,098	38,351
Total interest expense	98,045	78,294	283,119	193,514
Net interest income	130,998	127,383	379,314	393,374
Provision for credit losses on loans	1,210	5,315	8,148	16,275
Recovery of credit losses on unfunded commitments	(275)	(700)	(1,475)	(3,200)
Provision for credit losses	935	4,615	6,673	13,075
Net interest income after provision for credit losses	130,063	122,768	372,641	380,299
Noninterest income
Service charges on deposit accounts	10,438	9,743	31,230	28,596
Fees and commissions	4,116	4,108	12,009	13,771
Insurance commissions	—	3,264	5,474	8,519
Wealth management revenue	5,835	5,986	17,188	16,464
Mortgage banking income	8,447	7,533	29,515	25,821
Gain on sale of insurance agency	53,349	—	53,349	—
Gain on debt extinguishment	—	—	56	—
Net loss on sales of securities	—	—	—	(22,438)
BOLI income	2,858	2,469	8,250	7,874
Other	4,256	5,097	12,371	14,112
Total noninterest income	89,299	38,200	169,442	92,719
Noninterest expense
Salaries and employee benefits	71,307	69,458	213,508	209,927
Data processing	4,133	3,907	11,885	11,224
Net occupancy and equipment	11,415	11,548	34,648	34,818
Other real estate owned	56	(120)	268	(39)
Professional fees	3,189	3,338	9,732	10,817
Advertising and public relations	3,677	3,474	12,370	11,642
Intangible amortization	1,160	1,311	3,558	4,106
Communications	2,176	2,006	6,312	6,212
Merger and conversion related expenses	11,273	—	11,273	—
Other	13,597	13,447	43,317	39,035
Total noninterest expense	121,983	108,369	346,871	327,742
Income before income taxes	97,379	52,599	195,212	145,276
Income taxes	24,924	10,766	44,502	28,722
Net income	$72,455	$41,833	$150,710	$116,554
Basic earnings per share	$1.18	$0.75	$2.60	$2.08
Diluted earnings per share	$1.18	$0.74	$2.59	$2.07
Cash dividends per common share	$0.22	$0.22	$0.66	$0.66
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$72,455	$41,833	$150,710	$116,554
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains (losses) on securities	23,441	(12,883)	19,275	(13,282)
Reclassification adjustment for losses realized in net income	—	—	—	16,816
Amortization of unrealized holding losses on securities transferred to the held to maturity category	2,331	2,947	7,190	7,527
Total securities available for sale	25,772	(9,936)	26,465	11,061
Derivative instruments:
Unrealized holding (losses) gains on derivative instruments	(828)	1,987	(1,539)	(1,606)
Total derivative instruments	(828)	1,987	(1,539)	(1,606)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	78	86	236	258
Total defined benefit pension and post-retirement benefit plans	78	86	236	258
Other comprehensive income (loss), net of tax	25,022	(7,863)	25,162	9,713
Comprehensive income	$97,477	$33,970	$175,872	$126,267

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Nine Months Ended September 30, 2024	Shares	Amount
Balance at January 1, 2024	56,142,207	$296,483	$(105,249)	$1,308,281	$952,124	$(154,256)	$2,297,383
Net income	—	—	—	—	39,409	—	39,409
Other comprehensive loss	—	—	—	—	—	(2,687)	(2,687)
Comprehensive income							36,722
Cash dividends ($0.22 per share)	—	—	—	—	(12,653)	—	(12,653)
Issuance of common stock for stock-based compensation awards	162,653	—	5,566	(8,660)	—	—	(3,094)
Stock-based compensation expense	—	—	—	3,992	—	—	3,992
Balance at March 31, 2024	56,304,860	$296,483	$(99,683)	$1,303,613	$978,880	$(156,943)	$2,322,350
Net income	—	$—	$—	$—	$38,846	$—	$38,846
Other comprehensive income	—	—	—	—	—	2,827	2,827
Comprehensive income							41,673
Cash dividends ($0.22 per share)	—	—	—	—	(12,640)	—	(12,640)
Issuance of common stock for stock-based compensation awards	63,064	—	2,149	(2,205)	—	—	(56)
Stock-based compensation expense	—	—	—	3,374	—	—	3,374
Balance at June 30, 2024	56,367,924	$296,483	$(97,534)	$1,304,782	$1,005,086	$(154,116)	$2,354,701
Net income	—	—	—	—	$72,455		$72,455
Other comprehensive income	—	—	—	—	—	25,022	25,022
Comprehensive income							97,477
Cash dividends ($0.22 per share)	—	—	—	—	(14,217)	—	(14,217)
Common stock issued in public offering	7,187,500	35,938	—	181,062	—	—	217,000
Issuance of common stock for stock-based compensation awards	8,604	—	283	(439)	—	—	(156)
Stock-based compensation expense	—	—	—	3,273	—	—	3,273
Balance at September 30, 2024	63,564,028	$332,421	$(97,251)	$1,488,678	$1,063,324	$(129,094)	$2,658,078

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Nine Months Ended September 30, 2023	Shares	Amount
Balance at January 1, 2023	55,953,104	$296,483	$(111,577)	$1,302,422	$857,725	$(209,037)	$2,136,016
Net income	—	—	—	—	46,078	—	46,078
Other comprehensive income	—	—	—	—	—	16,713	16,713
Comprehensive income							62,791
Cash dividends ($0.22 per share)	—	—	—	—	(12,561)	—	(12,561)
Issuance of common stock for stock-based compensation awards	120,554	—	4,018	(6,409)	—	—	(2,391)
Stock-based compensation expense	—	—	—	3,445	—	—	3,445
Balance at March 31, 2023	56,073,658	$296,483	$(107,559)	$1,299,458	$891,242	$(192,324)	$2,187,300
Net income	—	$—	$—	$—	$28,643	$—	$28,643
Other comprehensive income	—	—	—	—	—	863	863
Comprehensive income							29,506
Cash dividends ($0.22 per share)	—	—	—	—	(12,573)	—	(12,573)
Issuance of common stock for stock-based compensation awards	58,820	—	1,970	(970)	—	—	1,000
Stock-based compensation expense	—	—	—	3,395	—	—	3,395
Balance at June 30, 2023	56,132,478	$296,483	$(105,589)	$1,301,883	$907,312	$(191,461)	$2,208,628
Net income	—	—	—	—	$41,833	—	$41,833
Other comprehensive loss	—	—	—	—	—	(7,863)	(7,863)
Comprehensive income							33,970
Cash dividends ($0.22 per share)	—	—	—	—	(12,572)	—	(12,572)
Issuance of common stock for stock-based compensation awards	8,235	—	289	(416)	—	—	(127)
Stock-based compensation expense	—	—	—	3,424	—	—	3,424
Balance at September 30, 2023	56,140,713	$296,483	$(105,300)	$1,304,891	$936,573	$(199,324)	$2,233,323

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$150,710	$116,554
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,673	13,075
Depreciation, amortization and accretion	23,780	26,723
Deferred income tax expense (benefit)	2,494	(1,231)
Proceeds from sale of MSR	23,011	—
Gain on sale of MSR	(3,472)	—
Gain on sale of insurance agency	(53,349)	—
Funding of mortgage loans held for sale	(1,053,190)	(1,057,277)
Proceeds from sales of mortgage loans held for sale	954,133	934,761
Gains on sales of mortgage loans held for sale	(14,233)	(12,639)
Losses on sales of securities	—	22,438
Debt prepayment benefit	(56)	—
Losses on sales of premises and equipment	11	8
Stock-based compensation expense	10,639	10,264
Increase in other assets	(8,108)	(30,741)
(Decrease) increase in other liabilities	(1,712)	26,189
Net cash provided by operating activities	37,331	48,124
Investing activities
Purchases of securities available for sale	(60,656)	(9,646)
Proceeds from sales of securities available for sale	177,185	488,981
Proceeds from call/maturities of securities available for sale	66,310	124,150
Proceeds from call/maturities of securities held to maturity	76,170	83,945
Net increase in loans	(283,266)	(607,335)
Purchases of premises and equipment	(10,408)	(16,394)
Proceeds from sales of premises and equipment	339	—
Net cash received from sale of insurance agency	55,333	—
Net change in FHLB stock	2,443	20,794
Proceeds from sales of other assets	1,466	2,833
Other, net	656	1,844
Net cash provided by investing activities	25,572	89,172
Financing activities
Net decrease in noninterest-bearing deposits	(53,874)	(824,559)
Net increase in interest-bearing deposits	486,840	1,494,703
Net decrease in short-term borrowings	(198,845)	(604,570)
Repayment of long-term debt	(245)	—
Cash paid for dividends	(39,510)	(37,706)
Proceeds from equity offering	217,000	—
Net cash provided by financing activities	411,366	27,868
Net increase in cash and cash equivalents	474,269	165,164
Cash and cash equivalents at beginning of period	801,351	575,992
Cash and cash equivalents at end of period	$1,275,620	$741,156

Supplemental disclosures
Cash paid for interest	$286,930	$153,732
Cash paid for income taxes	$27,412	$30,922
Noncash transactions:
Transfers of loans to other real estate owned	$3,286	$10,073
Recognition of operating right-of-use assets	$2,503	$3,077
Recognition of operating lease liabilities	$2,503	$3,077

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

(In Thousands)
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”), Renasant Insurance, Inc., Park Place Capital Corporation and Continental Republic Capital, LLC (doing business as “Republic Business Credit”). On July 1, 2024, the Bank sold substantially all of the assets of Renasant Insurance, Inc. Through its subsidiaries, the Company offers a diversified range of financial, wealth management and fiduciary services to its retail and commercial customers from offices located throughout the Southeast and offers factoring and asset-based lending on a nationwide basis.
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
In October 2023, FASB issued ASU 2023-06, “Disclosure Improvements” (“ASU 2023-06”), which amends the disclosure requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). ASU 2023-06 adds a number of disclosure requirements to the Codification in response to the SEC initiative to update and simplify disclosure requirements. ASU 2023-06 is to be applied prospectively, and early adoption is prohibited. For SEC reporting entities, the effective dates will be the respective effective dates of the SEC’s removal of the related disclosure requirements from Regulation S-X or Regulation S-K. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entities. ASU 2023-06 is not expected to have significant impact on the Company’s financial statements.
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

There was no allowance for credit losses allocated to any of the Company’s available for sale securities as of September 30, 2024 or December 31, 2023.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
Obligations of states and political subdivisions	$20,310	$130	$(1,878)	$18,562
Residential mortgage backed securities:
Government agency mortgage backed securities	191,650	374	(19,177)	172,847
Government agency collateralized mortgage obligations	408,364	—	(71,481)	336,883
Commercial mortgage backed securities:
Government agency mortgage backed securities	6,010	—	(466)	5,544
Government agency collateralized mortgage obligations	137,474	192	(19,224)	118,442
Other debt securities	114,637	605	(2,676)	112,566
	$878,445	$1,301	$(114,902)	$764,844

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Obligations of states and political subdivisions	$36,374	$119	$(1,883)	$34,610
Residential mortgage backed securities:
Government agency mortgage backed securities	301,400	172	(24,968)	276,604
Government agency collateralized mortgage obligations	485,164	—	(85,883)	399,281
Commercial mortgage backed securities:
Government agency mortgage backed securities	6,029	—	(637)	5,392
Government agency collateralized mortgage obligations	161,299	24	(21,965)	139,358
Other debt securities	72,383	109	(4,458)	68,034
	$1,062,649	$424	$(139,794)	$923,279

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
Obligations of states and political subdivisions	$285,450	$38	$(34,861)	$250,627
Residential mortgage backed securities
Government agency mortgage backed securities	386,654	14	(11,742)	374,926
Government agency collateralized mortgage obligations	363,095	—	(23,736)	339,359
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,966	—	(2,404)	14,562
Government agency collateralized mortgage obligations	43,966	—	(6,326)	37,640
Other debt securities	54,432	—	(2,578)	51,854
	$1,150,563	$52	$(81,647)	$1,068,968
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$1,150,531

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Obligations of states and political subdivisions	$288,154	$74	$(33,688)	$254,540
Residential mortgage backed securities
Government agency mortgage backed securities	426,264	—	(20,314)	405,950
Government agency collateralized mortgage obligations	387,208	—	(31,670)	355,538
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,983	—	(2,972)	14,011
Government agency collateralized mortgage obligations	44,514	—	(6,977)	37,537
Other debt securities	58,373	—	(4,119)	54,254
	$1,221,496	$74	$(99,740)	$1,121,830
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$1,221,464

Securities sold during the nine months ended September 30, 2024 and 2023 are presented in the tables below. With respect to the securities sold during the first nine months ended September 30, 2024, the Company intended to sell these securities as of December 31, 2023, and completed the sale in January 2024. Therefore, the Company impaired the securities and recognized the loss in net income as of December 31, 2023. There were no securities sold during the third quarters of 2024 or 2023.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Carrying Value Immediately Prior to Sale	Net Proceeds	Impairment (Recognized in December 2023)
Nine months ended September 30, 2024
Obligations of states and political subdivisions	$12,301	$11,360	$(941)
Residential mortgage backed securities:
Government agency mortgage backed securities	107,389	95,922	(11,467)
Government agency collateralized mortgage obligations	48,300	43,990	(4,310)
Commercial mortgage backed securities:
Government agency collateralized mortgage obligations	28,547	25,913	(2,634)
	$196,537	$177,185	$(19,352)

	Carrying Value Immediately Prior to Sale	Net Proceeds	Impairment
Nine months ended September 30, 2023
Obligations of other U.S. Government agencies and corporations	$170,000	$164,915	$(5,085)
Obligations of states and political subdivisions	104,950	99,439	(5,511)
Residential mortgage backed securities:
Government agency mortgage backed securities	137,196	130,602	(6,594)
Government agency collateralized mortgage obligations	54,028	51,101	(2,927)
Commercial mortgage backed securities:
Government agency mortgage backed securities	5,048	4,825	(223)
Government agency collateralized mortgage obligations	40,197	38,099	(2,098)
	$511,419	$488,981	$(22,438)

At September 30, 2024 and December 31, 2023, securities with a carrying value of $796,621 and $880,715, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $27,542 and $14,329 were pledged as collateral for short-term borrowings and derivative instruments at September 30, 2024 and December 31, 2023, respectively.
The amortized cost and fair value of securities at September 30, 2024 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,308	$1,293	$998	$1,046
Due after one year through five years	6,268	5,963	42,107	42,171
Due after five years through ten years	139,202	125,714	35,012	32,414
Due after ten years	193,104	169,511	50,312	49,462
Residential mortgage backed securities:
Government agency mortgage backed securities	386,654	374,926	191,650	172,847
Government agency collateralized mortgage obligations	363,095	339,359	408,364	336,883
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,966	14,562	6,010	5,544
Government agency collateralized mortgage obligations	43,966	37,640	137,474	118,442
Other debt securities	—	—	6,518	6,035
	$1,150,563	$1,068,968	$878,445	$764,844

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the age of gross unrealized losses and fair value by investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
September 30, 2024
Obligations of states and political subdivisions	—	$—	$—	7	$13,278	$(1,878)	7	$13,278	$(1,878)
Residential mortgage backed securities:
Government agency mortgage backed securities	2	3,914	(61)	34	152,229	(19,116)	36	156,143	(19,177)
Government agency collateralized mortgage obligations	—	—	—	37	336,883	(71,481)	37	336,883	(71,481)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	2	5,543	(466)	2	5,543	(466)
Government agency collateralized mortgage obligations	—	—	—	25	107,597	(19,224)	25	107,597	(19,224)
Other debt securities	—	—	—	18	34,337	(2,676)	18	34,337	(2,676)
Total	2	$3,914	$(61)	123	$649,867	$(114,841)	125	$653,781	$(114,902)
December 31, 2023
Obligations of states and political subdivisions	3	$2,914	$(2)	9	$15,198	$(1,881)	12	$18,112	$(1,883)
Residential mortgage backed securities:
Government agency mortgage backed securities	1	806	(25)	35	166,963	(24,943)	36	167,769	(24,968)
Government agency collateralized mortgage obligations	—	—	—	37	354,574	(85,883)	37	354,574	(85,883)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	2	5,392	(637)	2	5,392	(637)
Government agency collateralized mortgage obligations	—	—	—	25	108,575	(21,965)	25	108,575	(21,965)
Other debt securities	2	3,099	(195)	19	35,072	(4,263)	21	38,171	(4,458)
Total	6	$6,819	$(222)	127	$685,774	$(139,572)	133	$692,593	$(139,794)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
September 30, 2024
Obligations of states and political subdivisions	1	$2,370	$(10)	127	$246,559	$(34,851)	128	$248,929	$(34,861)
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	—	69	357,350	(11,742)	69	357,350	(11,742)
Government agency collateralized mortgage obligations	—	—	—	18	339,359	(23,736)	18	339,359	(23,736)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	1	14,562	(2,404)	1	14,562	(2,404)
Government agency collateralized mortgage obligations	—	—	—	9	37,640	(6,326)	9	37,640	(6,326)
Other debt securities	—	—	—	10	51,854	(2,578)	10	51,854	(2,578)
Total	1	$2,370	$(10)	234	$1,047,324	$(81,637)	235	$1,049,694	$(81,647)
December 31, 2023
Obligations of states and political subdivisions	2	$2,807	$(25)	126	$249,995	$(33,663)	128	$252,802	$(33,688)
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	—	70	405,950	(20,314)	70	405,950	(20,314)
Government agency collateralized mortgage obligations	—	—	—	18	355,538	(31,670)	18	355,538	(31,670)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	1	14,011	(2,972)	1	14,011	(2,972)
Government agency collateralized mortgage obligations	—	—	—	9	37,537	(6,977)	9	37,537	(6,977)
Other debt securities	—	—	—	10	54,254	(4,119)	10	54,254	(4,119)
Total	2	$2,807	$(25)	234	$1,117,285	$(99,715)	236	$1,120,092	$(99,740)

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

As of September 30, 2024, the Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, more than 90% of available for sale securities have the explicit or implicit backing of the federal government. Performance of these securities has been in line with broader market price performance, indicating that increases in market-based, risk-free rates, and not credit-related factors, are driving losses. When determining the fair value of

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
the contractual cash flows for municipal and corporate securities, the Company considers historical experience with credit sensitive securities, current market conditions, the financial condition of the underlying issuer, current credit ratings, ratings changes and outlook, explicit and implicit guarantees, or insurance programs. Based upon its review of these factors as of September 30, 2024, the Company determined that all such losses resulted from factors not deemed credit-related. As a result, no credit-related impairment was recognized in current earnings, and all unrealized losses for available for sale securities were recorded in other comprehensive income (loss). See Note 12, “Other Comprehensive Income” for more information on the Company’s unrealized losses on securities.

The allowance for credit losses on held to maturity securities was $32 at September 30, 2024 and December 31, 2023. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by nationally recognized statistical ratings agencies. Updated investment grades are obtained as they become available from agencies. As of September 30, 2024, all of the amortized cost of debt securities held to maturity were rated A or higher by the ratings agencies.

Note 3 – Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 3, all references to “loans” mean loans excluding loans held for sale.

The following is a summary of loans and leases as of the dates presented:

	September 30, 2024	December 31, 2023
Commercial, financial, agricultural	$1,804,961	$1,871,821
Lease financing	103,005	122,807
Real estate – construction:
Residential	258,356	269,616
Commercial	940,482	1,063,781
Total real estate – construction	1,198,838	1,333,397
Real estate – 1-4 family mortgage:
Primary	2,409,912	2,422,482
Home equity	537,372	522,688
Rental/investment	390,029	373,755
Land development	102,725	120,994
Total real estate – 1-4 family mortgage	3,440,038	3,439,919
Real estate – commercial mortgage:
Owner-occupied	1,845,791	1,648,961
Non-owner occupied	4,045,666	3,733,174
Land development	103,695	104,415
Total real estate – commercial mortgage	5,995,152	5,486,550
Installment loans to individuals	90,500	103,523
Gross loans	12,632,494	12,358,017
Unearned income	(4,846)	(6,787)
Loans, net of unearned income	$12,627,648	$12,351,230

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

The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2024
Commercial, financial, agricultural	$333	$309	$1,799,604	$1,800,246	$120	$720	$3,875	$4,715	$1,804,961
Lease financing	—	—	102,391	102,391	—	614	—	614	103,005
Real estate – construction:
Residential	653	1,168	256,396	258,217	—	—	139	139	258,356
Commercial	—	—	940,482	940,482	—	—	—	—	940,482
Total real estate – construction	653	1,168	1,196,878	1,198,699	—	—	139	139	1,198,838
Real estate – 1-4 family mortgage:
Primary	8,902	—	2,345,934	2,354,836	7,742	27,460	19,874	55,076	2,409,912
Home equity	3,414	—	530,662	534,076	731	1,235	1,330	3,296	537,372
Rental/investment	315	17	388,787	389,119	18	752	140	910	390,029
Land development	—	—	102,703	102,703	22	—	—	22	102,725
Total real estate – 1-4 family mortgage	12,631	17	3,368,086	3,380,734	8,513	29,447	21,344	59,304	3,440,038
Real estate – commercial mortgage:
Owner-occupied	2,397	3,822	1,833,784	1,840,003	—	843	4,945	5,788	1,845,791
Non-owner occupied	442	—	4,005,280	4,005,722	—	1,054	38,890	39,944	4,045,666
Land development	356	—	100,170	100,526	—	15	3,154	3,169	103,695
Total real estate – commercial mortgage	3,195	3,822	5,939,234	5,946,251	—	1,912	46,989	48,901	5,995,152
Installment loans to individuals	711	35	89,555	90,301	52	57	90	199	90,500
Unearned income	—	—	(4,846)	(4,846)	—	—	—	—	(4,846)
Loans, net of unearned income	$17,523	$5,351	$12,490,902	$12,513,776	$8,685	$32,750	$72,437	$113,872	$12,627,648

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2023
Commercial, financial, agricultural	$1,098	$483	$1,864,441	$1,866,022	$1,310	$1,296	$3,193	$5,799	$1,871,821
Lease financing	687	—	122,120	122,807	—	—	—	—	122,807
Real estate – construction:
Residential	—	—	269,616	269,616	—	—	—	—	269,616
Commercial	—	—	1,063,781	1,063,781	—	—	—	—	1,063,781
Total real estate – construction	—	—	1,333,397	1,333,397	—	—	—	—	1,333,397
Real estate – 1-4 family mortgage:
Primary	33,679	—	2,344,629	2,378,308	9,454	19,394	15,326	44,174	2,422,482
Home equity	3,004	—	516,835	519,839	987	868	994	2,849	522,688
Rental/investment	9	58	371,508	371,575	43	1,786	351	2,180	373,755
Land development	206	—	120,769	120,975	—	19	—	19	120,994
Total real estate – 1-4 family mortgage	36,898	58	3,353,741	3,390,697	10,484	22,067	16,671	49,222	3,439,919
Real estate – commercial mortgage:
Owner-occupied	4,867	—	1,640,721	1,645,588	131	1,904	1,338	3,373	1,648,961
Non-owner occupied	9,161	—	3,714,239	3,723,400	6,740	—	3,034	9,774	3,733,174
Land development	90	—	104,025	104,115	—	259	41	300	104,415
Total real estate – commercial mortgage	14,118	—	5,458,985	5,473,103	6,871	2,163	4,413	13,447	5,486,550
Installment loans to individuals	1,230	13	101,932	103,175	13	4	331	348	103,523
Unearned income	—	—	(6,787)	(6,787)	—	—	—	—	(6,787)
Loans, net of unearned income	$54,031	$554	$12,227,829	$12,282,414	$18,678	$25,530	$24,608	$68,816	$12,351,230

Certain Modifications to Borrowers Experiencing Financial Difficulty
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (including extension of the amortization period), or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, are required to be disclosed in accordance with ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). All modifications for the three and nine months ended September 30, 2024 and 2023 and which met the disclosure criteria in ASU 2022-02 were performing in accordance with their modified terms at September 30, 2024 and 2023, respectively. Unused commitments totaled $464 at September 30, 2024. There were $721 in unused commitments at September 30, 2023. Upon the Company’s determination that a modification has been subsequently deemed uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is adjusted accordingly. See Note 4, “Allowance for Credit Losses,” for more information on the allowance for credit losses.

The following tables present the amortized cost basis of loans that were experiencing financial difficulty, modified during the three and nine months ended September 30, 2024 and the nine months ended September 30, 2023, and required to be disclosed under ASU 2022-02, by class of financing receivable and by type of modification. There were no modifications for the three months ended September 30, 2023. The percentage of the amortized cost basis for each class of disclosed modifications as compared to the amortized cost basis of each class of loans is also presented below.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2024
	Term Extension	Payment Delay	Interest Rate Reduction and Payment Delay	Interest Rate Reduction, Term Extension and Payment Delay	Total	% Total Loans by Class
Commercial, financial, agricultural	$—	$53	$—	$—	$53	—%
Real estate – construction:
Residential	—	—	—	—	—	—
Real estate – 1-4 family mortgage:
Primary	23	1,620	206	—	1,849	0.08
Home equity	106	—	—	—	106	0.02
Rental/investment	36	548	—	—	584	0.15
Total real estate – 1-4 family mortgage	165	2,168	206	—	2,539	0.07
Real estate – commercial mortgage:
Owner-occupied	1,086	206	—	—	1,292	0.07
Installment loans to individuals	—	—	—	3	3	—
Loans, net of unearned income	$1,251	$2,427	$206	$3	$3,887	0.03%

	Nine Months Ended September 30, 2024
	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction and Term Extension	Interest Rate Reduction, Term Extension and Payment Delay	Interest Rate Reduction and Payment Delay	Total	% Total Loans by Class
Commercial, financial, agricultural	$1,097	$69	$53	$—	$—	$125	$—	$1,344	0.07%
Real estate – construction:
Residential	—	—	—	—	—	—	—	—	—%
Real estate – 1-4 family mortgage:
Primary	—	56	1,806	442	—	—	206	2,510	0.10
Home equity	—	106	—	—	—	—	—	106	0.02
Rental/investment	—	36	548	—	—	—	—	584	0.15
Total real estate – 1-4 family mortgage	—	198	2,354	442	—	—	206	3,200	0.09
Real estate – commercial mortgage:
Owner-occupied	6,946	1,266	206	—	255	—	—	8,673	0.47
Non-owner occupied	—	2,431	83	—	—	—	—	2,514	0.06
Total real estate – commercial mortgage	6,946	3,697	289	—	255	—	—	11,187	0.19
Installment loans to individuals	—	—	13	—	—	3	—	16	0.02
Loans, net of unearned income	$8,043	$3,964	$2,709	$442	$255	$128	$206	$15,747	0.12%

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2023
	Interest Rate Reduction	Term Extension	Payment Delay	Total	% Total Loans by Class
Commercial, financial, agricultural	$—	$1,209	$—	$1,209	0.07%
Real estate – construction:
Residential	—	3,751	—	3,751	1.25
Real estate – 1-4 family mortgage:
Home equity	7	—	—	7	—
Real estate – commercial mortgage:
Owner-occupied	149	96	277	522	0.03
Non-owner occupied	1,008	—	—	1,008	0.03
Total real estate – commercial mortgage	1,157	96	277	1,530	0.03%
Loans, net of unearned income	$1,164	$5,056	$277	$6,497	0.05%

The following tables present the weighted average financial effect of loan modifications requiring disclosure under ASU 2022-02 by class of financing receivable for the periods presented.

Three months ended September 30, 2024
Loan Type	Financial Effect
Term Extension
Real estate – 1-4 family mortgage - Primary	Extended the term 90 months
Real estate – 1-4 family mortgage - Home Equity	Extended the term 16 months
Real estate – 1-4 family mortgage - Rental/investment	Extended the term 6 months
Real Estate - Commercial Mortgage - Owner Occupied	Extended the term 8 months
Payment Delay
Commercial, financial, agricultural	Delayed the payment 8 months
Real estate – 1-4 family mortgage - Primary	Delayed the payment 19 months
Real estate – 1-4 family mortgage - Rental/investment	Delayed the payment 131 months
Real Estate - Commercial Mortgage - Owner Occupied	Delayed the payment 40 months
Combination - Interest Rate Reduction and Payment Delay
Real estate – 1-4 family mortgage - Primary	Reduced the interest rate 25 basis points and delayed the payment 51 months
Combination - Interest Rate Reduction, Term Extension and Payment Delay
Installment loans to individuals	Reduced the interest rate 460 basis points and extended the term and delayed the payment 54 months

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Nine months ended September 30, 2024
Loan Type	Financial Effect
Interest Rate Reduction
Commercial, financial, agricultural	Reduced the interest rate 39 basis points
Real Estate - Commercial Mortgage - Owner Occupied	Reduced the interest rate 47 basis points
Term Extension
Commercial, financial, agricultural	Extended the term 8 months
Real estate – 1-4 family mortgage - Primary	Extended the term 51 months
Real estate – 1-4 family mortgage - Home Equity	Extended the term 16 months
Real estate – 1-4 family mortgage - Rental/investment	Extended the term 6 months
Real Estate - Commercial Mortgage - Owner Occupied	Extended the term 8 months
Real Estate - Commercial Mortgage - Non-owner Occupied	Extended the term 8 months
Payment Delay
Commercial, financial, agricultural	Delayed the payment 8 months
Real estate – 1-4 family mortgage - Primary	Delayed the payment 22 months
Real estate – 1-4 family mortgage - Rental/investment	Delayed the payment 131 months
Real Estate - Commercial Mortgage - Owner Occupied	Delayed the payment 40 months
Real Estate - Commercial Mortgage - Non-owner Occupied	Delayed the payment 9 months
Installment loans to individuals	Delayed the payment 17 months
Combination - Term Extension and Payment Delay
Commercial, financial, agricultural	Extended the term and delayed the payment 42 months
Installment loans to individuals	Extended the term and delayed the payment 61 months
Combination - Interest Rate Reduction and Term Extension
Real Estate - Commercial Mortgage - Owner Occupied	Reduced the interest rate 275 basis points and extended the term 21 months
Combination - Interest Rate Reduction and Payment Delay
Real Estate - Commercial Mortgage - Owner Occupied	Reduced the interest rate 25 basis points and delayed the payment 51 months
Combination - Interest Rate Reduction, Term Extension and Payment Delay
Commercial, financial, agricultural	Reduced the interest rate 181 basis points and extended the term and delayed the payment 59 months
Installment loans to individuals	Reduced the interest rate 460 basis points and extended the term and delayed the payment 54 months

Nine months ended September 30, 2023
Loan Type	Financial Effect
Interest Rate Reduction
Real estate – 1-4 family mortgage - Home Equity	Reduced the interest rate 300 basis points
Real Estate - Commercial Mortgage - Owner Occupied	Reduced the interest rate 68 basis points
Real Estate - Commercial Mortgage - Non-owner Occupied	Reduced the interest rate 12 basis points
Term Extension
Commercial, financial, agricultural	Extended the term 2 months
Real estate – Construction - Residential	Extended the term 5 months
Real Estate - Commercial Mortgage - Owner Occupied	Extended the term 8 months
Payment Delay
Real Estate - Commercial Mortgage - Owner Occupied	Delayed the payment 3 months

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
The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2024
Commercial, Financial, Agricultural	$169,011	$245,027	$242,343	$120,226	$81,822	$72,830	$861,207	$7,519	$1,799,985
Pass	163,622	242,583	227,798	119,696	80,650	68,705	837,371	2,878	1,743,303
Special Mention	311	1,905	163	242	766	394	16,290	—	20,071
Substandard	5,078	539	14,382	288	406	3,731	7,546	4,641	36,611

Lease Financing Receivables	$11,869	$26,194	$42,225	$9,702	$4,221	$3,948	$—	$—	$98,159
Pass	11,869	24,236	36,482	9,494	2,911	3,592	—	—	88,584
Special Mention	—	1,638	5,075	208	1,310	356	—	—	8,587
Substandard	—	320	668	—	—	—	—	—	988

Real Estate - Construction	$248,163	$225,018	$578,234	$50,368	$—	$355	$19,743	$—	$1,121,881
Residential	141,680	36,481	1,619	—	—	355	1,264	—	181,399
Pass	139,320	35,554	1,378	—	—	355	1,264	—	177,871
Special Mention	2,360	—	—	—	—	—	—	—	2,360
Substandard	—	927	241	—	—	—	—	—	1,168

Commercial	106,483	188,537	576,615	50,368	—	—	18,479	—	940,482
Pass	106,483	176,223	551,568	50,368	—	—	18,479	—	903,121
Special Mention	—	12,314	25,047	—	—	—	—	—	37,361
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$121,751	$118,893	$134,553	$72,236	$36,236	$32,963	$33,958	$1,625	$552,215
Primary	6,563	5,954	7,817	4,397	2,754	6,883	1,133	826	36,327
Pass	6,563	5,714	7,650	4,016	2,754	6,212	1,133	826	34,868
Special Mention	—	—	—	—	—	22	—	—	22
Substandard	—	240	167	381	—	649	—	—	1,437

Home Equity	—	1,019	10	952	—	41	29,106	176	31,304
Pass	—	1,019	10	952	—	—	28,910	176	31,067
Special Mention	—	—	—	—	—	—	196	—	196
Substandard	—	—	—	—	—	41	—	—	41

Rental/Investment	64,721	86,085	115,122	64,506	33,144	23,468	2,043	623	389,712
Pass	64,538	85,783	114,977	64,176	32,492	22,774	2,043	532	387,315
Special Mention	41	58	45	—	28	—	—	—	172
Substandard	142	244	100	330	624	694	—	91	2,225

Land Development	50,467	25,835	11,604	2,381	338	2,571	1,676	—	94,872
Pass	50,366	25,835	10,935	2,381	338	2,571	1,676	—	94,102

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Special Mention	101	—	669	—	—	—	—	—	770
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$726,397	$714,248	$1,646,532	$1,072,648	$651,594	$901,046	$227,711	$43,122	$5,983,298
Owner-Occupied	266,261	270,115	358,245	294,918	198,790	340,790	113,477	3,070	1,845,666
Pass	260,485	262,019	345,552	293,087	196,996	334,473	113,477	2,815	1,808,904
Special Mention	5,641	4,723	7,121	1,156	135	2,865	—	—	21,641
Substandard	135	3,373	5,572	675	1,659	3,452	—	255	15,121

Non-Owner Occupied	429,400	432,159	1,264,254	767,551	449,641	554,679	108,085	39,875	4,045,644
Pass	429,285	430,887	1,196,381	760,711	445,962	471,557	108,085	31,808	3,874,676
Special Mention	—	1,272	54,807	5,471	1,149	9,655	—	—	72,354
Substandard	115	—	13,066	1,369	2,530	73,467	—	8,067	98,614

Land Development	30,736	11,974	24,033	10,179	3,163	5,577	6,149	177	91,988
Pass	30,669	11,929	20,495	9,968	3,032	5,538	6,149	177	87,957
Special Mention	67	24	146	33	—	—	—	—	270
Substandard	—	21	3,392	178	131	39	—	—	3,761

Installment loans to individuals	$7	$—	$—	$—	$—	$—	$—	$—	$7
Pass	7	—	—	—	—	—	—	—	7
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$1,277,198	$1,329,380	$2,643,887	$1,325,180	$773,873	$1,011,142	$1,142,619	$52,266	$9,555,545
Pass	1,263,207	1,301,782	2,513,226	1,314,849	765,135	915,777	1,118,587	39,212	9,231,775
Special Mention	8,521	21,934	93,073	7,110	3,388	13,292	16,486	—	163,804
Substandard	5,470	5,664	37,588	3,221	5,350	82,073	7,546	13,054	159,966

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2023
Commercial, Financial, Agricultural	$312,902	$289,264	$162,535	$98,894	$51,162	$38,518	$883,302	$19,440	$1,856,017
Pass	311,312	288,249	161,902	97,771	50,936	32,169	870,792	19,338	1,832,469
Special Mention	893	364	10	294	—	291	914	63	2,829
Substandard	697	651	623	829	226	6,058	11,596	39	20,719

Lease Financing Receivables	$32,842	$49,628	$12,317	$13,553	$5,969	$1,700	$—	$—	$116,009
Pass	32,842	47,050	12,317	11,735	5,443	1,395	—	—	110,782
Watch	—	2,578	—	1,818	526	305	—	—	5,227
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$320,889	$581,201	$308,442	$16,066	$—	$1,823	$1,225	$—	$1,229,646
Residential	149,399	12,883	1,989	—	—	369	1,225	—	165,865
Pass	146,535	10,147	1,989	—	—	369	1,225	—	160,265
Special Mention	2,415	—	—	—	—	—	—	—	2,415
Substandard	449	2,736	—	—	—	—	—	—	3,185

Commercial	171,490	568,318	306,453	16,066	—	1,454	—	—	1,063,781
Pass	142,917	568,318	306,453	16,066	—	1,454	—	—	1,035,208

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Special Mention	28,573	—	—	—	—	—	—	—	28,573
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$145,568	$176,724	$100,757	$41,542	$19,753	$30,783	$30,889	$1,834	$547,850
Primary	8,512	8,729	6,194	3,943	1,792	8,573	3,272	915	41,930
Pass	8,134	8,511	5,859	3,943	1,781	8,140	3,272	915	40,555
Special Mention	183	—	—	—	—	34	—	—	217
Substandard	195	218	335	—	11	399	—	—	1,158

Home Equity	1,107	10	996	—	—	16	20,628	74	22,831
Pass	1,107	10	996	—	—	1	20,628	—	22,742
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	15	—	74	89

Rental/Investment	89,760	129,241	75,457	37,171	17,817	18,721	4,678	845	373,690
Pass	89,135	128,939	74,330	35,388	16,670	18,109	4,678	583	367,832
Special Mention	63	47	256	4	50	42	—	—	462
Substandard	562	255	871	1,779	1,097	570	—	262	5,396

Land Development	46,189	38,744	18,110	428	144	3,473	2,311	—	109,399
Pass	46,151	38,744	18,110	409	144	3,372	2,311	—	109,241
Special Mention	—	—	—	—	—	101	—	—	101
Substandard	38	—	—	19	—	—	—	—	57

Real Estate - Commercial Mortgage	$716,844	$1,572,099	$1,111,564	$717,571	$429,783	$723,344	$176,617	$26,252	$5,474,074
Owner-Occupied	264,589	336,491	321,491	214,365	164,931	283,517	60,200	3,247	1,648,831
Pass	260,831	325,575	318,391	212,368	159,552	275,088	56,453	2,977	1,611,235
Special Mention	562	1,147	890	107	3,385	2,953	25	—	9,069
Substandard	3,196	9,769	2,210	1,890	1,994	5,476	3,722	270	28,527

Non-Owner Occupied	432,769	1,195,500	776,264	499,290	260,355	434,541	111,609	22,821	3,733,149
Pass	428,740	1,194,864	761,476	494,971	223,264	398,188	111,609	13,774	3,626,886
Special Mention	1,339	454	14,422	4,111	14,001	12,677	—	—	47,004
Substandard	2,690	182	366	208	23,090	23,676	—	9,047	59,259

Land Development	19,486	40,108	13,809	3,916	4,497	5,286	4,808	184	92,094
Pass	18,996	36,479	13,567	3,775	4,479	5,046	4,776	184	87,302
Special Mention	432	3,334	36	—	—	—	—	—	3,802
Substandard	58	295	206	141	18	240	32	—	990

Installment loans to individuals	$—	$—	$—	$—	$3	$—	$—	$—	$3
Pass	—	—	—	—	3	—	—	—	3
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$1,529,045	$2,668,916	$1,695,615	$887,626	$506,670	$796,168	$1,092,033	$47,526	$9,223,599
Pass	1,486,700	2,646,886	1,675,390	876,426	462,272	743,331	1,075,744	37,771	9,004,520
Special Mention	34,460	7,924	15,614	6,334	17,962	16,403	939	63	99,699
Substandard	7,885	14,106	4,611	4,866	26,436	36,434	15,350	9,692	119,380

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2024
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$4,976	$—	$—	$4,976
Performing Loans	—	—	—	—	—	4,976	—	—	4,976
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$21,699	$33,062	$14,302	$7,882	$—	$—	$6	$6	$76,957
Residential	21,699	33,062	14,302	7,882	—	—	6	6	76,957
Performing Loans	21,560	33,062	14,302	7,882	—	—	6	6	76,818
Non-Performing Loans	139	—	—	—	—	—	—	—	139

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$109,075	$343,841	$720,081	$500,107	$288,465	$419,693	$493,820	$12,741	$2,887,823
Primary	107,560	341,372	718,634	498,299	287,735	419,085	—	900	2,373,585
Performing Loans	107,526	337,695	704,371	491,964	278,247	398,518	—	900	2,319,221
Non-Performing Loans	34	3,677	14,263	6,335	9,488	20,567	—	—	54,364

Home Equity	—	—	—	—	—	407	493,820	11,841	506,068
Performing Loans	—	—	—	—	—	402	493,672	8,697	502,771
Non-Performing Loans	—	—	—	—	—	5	148	3,144	3,297

Rental/Investment	—	—	—	258	—	59	—	—	317
Performing Loans	—	—	—	258	—	59	—	—	317
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	1,515	2,469	1,447	1,550	730	142	—	—	7,853
Performing Loans	1,515	2,457	1,447	1,540	730	142	—	—	7,831
Non-Performing Loans	—	12	—	10	—	—	—	—	22

Real Estate - Commercial Mortgage	$2,400	$2,615	$1,965	$2,663	$1,637	$574	$—	$—	$11,854
Owner-Occupied	—	—	—	—	123	2	—	—	125
Performing Loans	—	—	—	—	123	2	—	—	125
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	—	—	22	—	—	—	22
Performing Loans	—	—	—	—	22	—	—	—	22
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	2,400	2,615	1,965	2,663	1,492	572	—	—	11,707
Performing Loans	2,400	2,615	1,852	2,663	1,491	572	—	—	11,593
Non-Performing Loans	—	—	113	—	1	—	—	—	114

Installment loans to individuals	$27,812	$14,761	$9,498	$4,397	$1,607	$19,116	$13,195	$107	$90,493
Performing Loans	27,758	14,726	9,463	4,384	1,607	19,040	13,175	107	90,260
Non-Performing Loans	54	35	35	13	—	76	20	—	233

Total loans not subject to risk rating	$160,986	$394,279	$745,846	$515,049	$291,709	$444,359	$507,021	$12,854	$3,072,103
Performing Loans	160,759	390,555	731,435	508,691	282,220	423,711	506,853	9,710	3,013,934
Non-Performing Loans	227	3,724	14,411	6,358	9,489	20,648	168	3,144	58,169

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2023
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$15,804	$—	$—	$15,804
Performing Loans	—	—	—	—	—	15,804	—	—	15,804
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$—	$—	$—	$—	$—	$11	$—	$—	$11
Performing Loans	—	—	—	—	—	11	—	—	11
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$48,003	$41,070	$14,158	$—	$—	$—	$490	$30	$103,751
Residential	48,003	41,070	14,158	—	—	—	490	30	103,751
Performing Loans	48,003	41,070	14,158	—	—	—	490	30	103,751
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$339,406	$731,088	$536,544	$312,015	$133,852	$339,842	$493,515	$5,807	$2,892,069
Primary	334,103	727,993	534,667	311,199	133,433	339,111	—	46	2,380,552
Performing Loans	333,751	720,759	528,383	302,065	128,859	322,677	—	46	2,336,540
Non-Performing Loans	352	7,234	6,284	9,134	4,574	16,434	—	—	44,012

Home Equity	—	—	111	—	—	470	493,515	5,761	499,857
Performing Loans	—	—	111	—	—	466	491,849	4,584	497,010
Non-Performing Loans	—	—	—	—	—	4	1,666	1,177	2,847

Rental/Investment	—	—	—	—	—	65	—	—	65
Performing Loans	—	—	—	—	—	65	—	—	65
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	5,303	3,095	1,766	816	419	196	—	—	11,595
Performing Loans	5,303	3,095	1,766	816	419	196	—	—	11,595
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$3,640	$2,674	$3,054	$1,890	$902	$316	$—	$—	$12,476
Owner-Occupied	—	—	—	126	—	4	—	—	130
Performing Loans	—	—	—	126	—	4	—	—	130
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	—	25	—	—	—	—	25
Performing Loans	—	—	—	25	—	—	—	—	25
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	3,640	2,674	3,054	1,739	902	312	—	—	12,321
Performing Loans	3,640	2,383	3,054	1,736	902	312	—	—	12,027
Non-Performing Loans	—	291	—	3	—	—	—	—	294

Installment loans to individuals	$35,274	$17,322	$7,121	$2,827	$9,786	$17,276	$13,769	$145	$103,520
Performing Loans	35,112	17,229	7,121	2,824	9,754	17,206	13,769	145	103,160
Non-Performing Loans	162	93	—	3	32	70	—	—	360

Total loans not subject to risk rating	$426,323	$792,154	$560,877	$316,732	$144,540	$373,249	$507,774	$5,982	$3,127,631
Performing Loans	425,809	784,536	554,593	307,592	139,934	356,741	506,108	4,805	3,080,118
Non-Performing Loans	514	7,618	6,284	9,140	4,606	16,508	1,666	1,177	47,513

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables disclose gross charge-offs by year of origination for the nine months ended September 30, 2024 and year ended December 31, 2023, respectively:

September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Charge-offs
Commercial, financial, agricultural	$—	$33	$152	$34	$4	$251	$408	$882
Lease financing	—	336	306	—	—	—	—	642
Real estate – 1-4 family mortgage:
Primary	—	12	137	35	110	83	—	377
Home equity	—	—	49	—	—	75	—	124
Rental/investment	—	—	—	—	—	45	—	45
Total real estate – 1-4 family mortgage	—	12	186	35	110	203	—	546
Real estate – commercial mortgage:
Owner-occupied	—	—	37	—	—	—	—	37
Non-owner occupied	—	—	—	—	—	5,693	—	5,693
Land development	—	—	—	—	—	7	—	7
Total real estate – commercial mortgage	—	—	37	—	—	5,700	—	5,737
Installment loans to individuals	6	73	63	6	1	1,229	1	1,379
Loans, net of unearned income	$6	$454	$744	$75	$115	$7,383	$409	$9,186

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total Charge-offs
Commercial, financial, agricultural	$898	$1,909	$235	$131	$635	$4,165	$865	$8,838
Lease financing	883	273	248	72	48	—	—	1,524
Real estate – construction:
Residential	—	57	—	—	—	—	—	57
Real estate – 1-4 family mortgage:
Primary	—	17	—	—	—	92	—	109
Home equity	—	—	—	—	25	90	—	115
Rental/investment	—	—	91	72	10	20	—	193
Total real estate – 1-4 family mortgage	—	17	91	72	35	202	—	417
Real estate – commercial mortgage:
Owner-occupied	—	—	—	—	—	582	—	582
Non-owner occupied	—	—	—	—	—	4,986	—	4,986
Total real estate – commercial mortgage	—	—	—	—	—	5,568	—	5,568
Installment loans to individuals	29	45	43	35	7	2,477	—	2,636
Loans, net of unearned income	$1,810	$2,301	$617	$310	$725	$12,412	$865	$19,040

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
The Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses in the Company’s loan portfolio. As of September 30, 2024 and December 31, 2023, the Company had accrued interest receivable for loans of $55,542 and $54,804, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets. Although the Company made the election to exclude accrued interest from the measurement of the allowance for credit losses, the Company did have an allowance for credit losses on interest deferred as part of the loan deferral program established in 2020 in response to the COVID-19 pandemic of $758 and $1,245 as of September 30, 2024 and December 31, 2023, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Three Months Ended September 30, 2024
Allowance for credit losses:
Beginning balance	$44,951	$18,896	$47,421	$77,125	$2,515	$8,963	$199,871
Charge-offs	(347)	—	(256)	(10)	(642)	(649)	(1,904)
Recoveries	514	—	57	11	8	611	1,201
Net (charge-offs) recoveries	167	—	(199)	1	(634)	(38)	(703)
Provision for (recovery of) credit losses on loans	(2,065)	(2,240)	(3)	4,961	503	54	1,210
Ending balance	$43,053	$16,656	$47,219	$82,087	$2,384	$8,979	$200,378
Nine Months Ended September 30, 2024
Allowance for credit losses:
Beginning balance	$43,980	$18,612	$47,283	$77,020	$2,515	$9,168	$198,578
Charge-offs	(882)		(546)	(5,737)	(642)	(1,379)	(9,186)
Recoveries	1,385		130	116	26	1,181	2,838
Net (charge-offs) recoveries	503	—	(416)	(5,621)	(616)	(198)	(6,348)
Provision for (recovery of) credit losses on loans	(1,430)	(1,956)	352	10,688	485	9	8,148
Ending balance	$43,053	$16,656	$47,219	$82,087	$2,384	$8,979	$200,378
Period-End Amount Allocated to:
Individually evaluated	$8,805	$—	$—	$4,878	$—	$270	$13,953
Collectively evaluated	34,248	16,656	47,219	77,209	2,384	8,709	186,425
Ending balance	$43,053	$16,656	$47,219	$82,087	$2,384	$8,979	$200,378
Loans:
Individually evaluated	$15,370	$241	$7,815	$47,321	$614	$270	$71,631
Collectively evaluated	1,789,591	1,198,597	3,432,223	5,947,831	97,545	90,230	12,556,017
Ending balance	$1,804,961	$1,198,838	$3,440,038	$5,995,152	$98,159	$90,500	$12,627,648

Nonaccruing loans with no allowance for credit losses	$122	$—	$6,868	$25,016	$614	$—	$32,620

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total

Three Months Ended September 30, 2023
Allowance for credit losses:
Beginning balance	$41,310	$19,125	$46,434	$75,667	$2,480	$9,375	$194,391
Charge-offs	(2,252)	—	(130)	—	(641)	(607)	(3,630)
Recoveries	690	48	181	208	2	568	1,697
Net (charge-offs) recoveries	(1,562)	48	51	208	(639)	(39)	(1,933)
Provision for (recovery of) credit losses on loans	4,696	483	(686)	(642)	1,514	(50)	5,315
Ending balance	$44,444	$19,656	$45,799	$75,233	$3,355	$9,286	$197,773
Nine Months Ended September 30, 2023
Allowance for credit losses:
Beginning balance	$44,255	$19,114	$44,727	$71,798	$2,463	$9,733	$192,090
Initial impact of purchased credit deteriorated loans acquired during the period	(26)	—	—	—	—	—	(26)
Charge-offs	(7,720)	(57)	(345)	(5,512)	(641)	(1,997)	(16,272)
Recoveries	2,689	48	375	697	13	1,884	5,706
Net (charge-offs) recoveries	(5,031)	(9)	30	(4,815)	(628)	(113)	(10,566)
Provision for (recovery of) credit losses on loans	5,246	551	1,042	8,250	1,520	(334)	16,275
Ending balance	$44,444	$19,656	$45,799	$75,233	$3,355	$9,286	$197,773
Period-End Amount Allocated to:
Individually evaluated	$11,194	$—	$77	$1,260	$856	$270	$13,657
Collectively evaluated	33,250	19,656	45,722	73,973	2,499	9,016	184,116
Ending balance	$44,444	$19,656	$45,799	$75,233	$3,355	$9,286	$197,773
Loans:
Individually evaluated	$20,996	$—	$13,007	$18,403	$1,047	$270	$53,723
Collectively evaluated	1,798,895	1,407,364	3,385,869	5,294,763	119,677	107,732	12,114,300
Ending balance	$1,819,891	$1,407,364	$3,398,876	$5,313,166	$120,724	$108,002	$12,168,023

Nonaccruing loans with no allowance for credit losses	$1,987	$—	$11,441	$11,226	$191	$—	$24,845

The Company recorded a provision for credit losses on loans of $1,210 during the third quarter of 2024, as compared to a provision for credit losses on loans of $5,315 recorded in the third quarter of 2023. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. The provision for credit losses on loans of $1,210 in the third quarter of 2024 was primarily driven by loan growth and changes in credit metrics that influence the Company’s expectations of future losses, including but not limited to the balance of nonperforming loans, underlying collateral values, and historical levels of charge-offs, all considered in the context of the existing balance of the allowance for credit losses.
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
The following tables provide a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Three Months Ended September 30,	2024	2023
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$15,718	$17,618
Recovery of credit losses on unfunded loan commitments	(275)	(700)
Ending balance	$15,443	$16,918

Nine Months Ended September 30,	2024	2023
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$16,918	$20,118
Recovery of credit losses on unfunded loan commitments	(1,475)	(3,200)
Ending balance	$15,443	$16,918

Note 5 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”), net of valuation allowances and direct write-downs, as of the dates presented:

	September 30, 2024	December 31, 2023
Residential real estate	$2,774	$1,211
Commercial real estate	6,336	8,407
Residential land development	19	4
Commercial land development	7	—
Total	$9,136	$9,622

Changes in the Company’s OREO were as follows:

Total OREO
Balance at January 1, 2024	$9,622
Transfers of loans	3,286
Impairments	(67)
Dispositions	(1,323)
Other	(2,382)
Balance at September 30, 2024	$9,136

At September 30, 2024 and December 31, 2023, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $1,324 and $395, respectively.
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Repairs and maintenance	$62	$51	$273	$95
Property taxes and insurance	24	20	76	142
Impairments	—	10	67	18
Net gains on OREO sales	(28)	(200)	(143)	(289)
Rental income	(2)	(1)	(5)	(5)
Total	$56	$(120)	$268	$(39)

Note 6 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the nine months ended September 30, 2024 are set forth in the table below.

	Community Banks	Insurance	Total
Balance at January 1, 2024	$988,898	$2,767	$991,665
Sale of the insurance agency	—	(2,767)	(2,767)
Balance at September 30, 2024	$988,898	$—	$988,898

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2024
Core deposit intangibles	$82,492	$(71,046)	$11,446
Customer relationship intangible	7,670	(3,878)	3,792
Total finite-lived intangible assets	$90,162	$(74,924)	$15,238
December 31, 2023
Core deposit intangibles	$82,492	$(68,383)	$14,109
Customer relationship intangible	7,670	(2,984)	4,686
Total finite-lived intangible assets	$90,162	$(71,367)	$18,795

Current year amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Amortization expense for:
Core deposit intangibles	$862	$977	$2,664	$3,103
Customer relationship intangible	298	334	894	1,003
Total intangible amortization	$1,160	$1,311	$3,558	$4,106

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
There was no valuation adjustment on MSRs during the nine months ended September 30, 2024 or 2023.
During the first quarter of 2024, the Company sold MSRs relating to mortgage loans having an aggregate unpaid principal balance of $2,013,235 to a third party for net proceeds of $23,011, resulting in a gain of $3,472.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2024	$91,688
Sale of MSRs	(19,539)
Capitalization	6,860
Amortization	(7,019)
Balance at September 30, 2024	$71,990

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2024	December 31, 2023
Unpaid principal balance	$5,938,135	$7,826,182

Weighted-average prepayment speed (CPR)	10.71%	8.77%
Estimated impact of a 10% increase	$(3,081)	$(2,653)
Estimated impact of a 20% increase	(5,946)	(5,457)

Discount rate	11.08%	10.85%
Estimated impact of a 10% increase	$(3,399)	$(4,753)
Estimated impact of a 20% increase	(6,552)	(9,149)

Weighted-average coupon interest rate	4.22%	3.88%
Weighted-average servicing fee (basis points)	36.04	33.24
Weighted-average remaining maturity (in years)	6.90	7.50

The Company recorded servicing fees of $3,594 and $4,335 for the three months ended September 30, 2024 and 2023, respectively, and servicing fees of $11,463 and $13,275 for the nine months ended September 30, 2024 and 2023, respectively, all of which are included in “Mortgage banking income” in the Consolidated Statements of Income.

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

Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest cost	$227	$249	$5	$6
Expected return on plan assets	(249)	(309)	—	—
Recognized actuarial loss (gain)	129	131	(23)	(15)
Net periodic benefit cost (return)	$107	$71	$(18)	$(9)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest cost	$681	$746	$16	$17
Expected return on plan assets	(745)	(927)	—	—
Recognized actuarial loss (gain)	387	393	(70)	(46)
Net periodic benefit cost (return)	$323	$212	$(54)	$(29)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Incentive Compensation Plans
The Company maintains a long-term equity compensation plan that provides for the grant of stock options and the award of restricted stock. There were no stock options granted or outstanding, nor compensation expense associated with options recorded, during the nine months ended September 30, 2024 or 2023.

The Company also awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to non-employee directors, executives, and other officers and employees.
The following table summarizes the changes in restricted stock as of and for the nine months ended September 30, 2024:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	169,575	$36.38	779,564	$36.20
Awarded	95,048	33.44	348,918	32.87
Vested	—	—	(296,350)	35.53
Cancelled	—	—	(28,751)	33.90
Nonvested at end of period	264,623	$35.32	803,381	$35.08

During the nine months ended September 30, 2024, the Company reissued 224,629 shares from treasury in connection with awards of restricted stock. The Company recorded total stock-based compensation expense of $3,273 and $3,424 for the three months ended September 30, 2024 and 2023, respectively, and $10,639 and $10,264 for the nine months ended September 30, 2024 and 2023, respectively.

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
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Balance Sheet	September 30, 2024		December 31, 2023
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$830,409	$18,561	$532,279	$13,567
Interest rate lock commitments	Other Assets	121,577	1,620	61,957	1,483
Forward commitments	Other Assets	80,000	177	20,000	43
Totals		$1,031,986	$20,358	$614,236	$15,093
Derivative liabilities:
Interest rate contracts	Other Liabilities	$833,761	$18,613	$535,725	$13,567
Interest rate lock commitments	Other Liabilities	8,296	41	2,292	—
Forward commitments	Other Liabilities	199,000	1,554	165,000	2,605
Totals		$1,041,057	$20,208	$703,017	$16,172
Gains and losses included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest rate contracts:
Included in interest income on loans	$3,958	$1,327	$10,388	$4,873
Interest rate lock commitments:
Included in mortgage banking income	(261)	(247)	127	304
Forward commitments
Included in mortgage banking income	(1,167)	918	1,184	3,342
Total	$2,530	$1,998	$11,699	$8,519
Derivatives designated as cash flow hedges
Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses both interest rate swap contracts and interest rate collars in an effort to manage future interest rate exposure on borrowings and loans, respectively. The swap hedging strategy converts the variable interest rate on the forecasted borrowings to a fixed interest rate. The collar hedging strategy limits the benefit to interest income when rates exceed the cap but protects interest income from interest rate fluctuations below the floor strike rate.
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	September 30, 2024		December 31, 2023
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$130,000	$18,373	$130,000	$21,486
Interest rate collars	Other Assets	450,000	1,232	200,000	572
Total		$580,000	$19,605	$330,000	$22,058
Derivative liabilities:
Interest rate collars	Other Liabilities	$—	$—	$250,000	$384
Totals		$—	$—	$250,000	$384
Changes in fair value of cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
There were no ineffective portions for the nine months ended September 30, 2024 or 2023. The impact on other comprehensive income for the nine months ended September 30, 2024 and 2023 is discussed in Note 12, “Other Comprehensive Income.”
Derivatives designated as fair value hedges
Fair value hedges protect against changes in the fair value of an asset, liability, or firm commitment. The Company enters into interest rate swap agreements to manage interest rate exposure on certain of the Company’s fixed-rate subordinated notes. The agreements convert the fixed interest rates to variable interest rates.
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	September 30, 2024		December 31, 2023
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$14,347	$100,000	$17,052
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2024	2023	2024	2023
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$4,042	$(2,688)	$2,705	$(2,106)
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$(4,042)	$2,688	$(2,705)	$2,106
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Long-term debt	$84,626	$81,791	$14,348	$17,052
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Gross amounts recognized	$24,514	$29,284	$20,661	$26,425
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	24,514	29,284	20,661	26,425
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	19,285	23,863	19,285	23,863
Financial collateral pledged	—	—	810	1,074
Net amounts	$5,229	$5,421	$566	$1,488

Note 10 – Income Taxes

For the nine months ended September 30, 2024 and 2023, the effective tax rate was 22.80% and 19.77%, respectively. The year-over-year increase in the Company’s effective tax rate was driven primarily by taxable gains from the sale of its insurance business, taxable effects from certain restructurings of the investment portfolio, and nondeductible expense related to the Company’s potential acquisition of The First Bancshares, Inc. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income, and adjusting for discrete items that occurred during the period.
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
Recurring Fair Value Measurements
The Company carries certain assets and liabilities at fair value on a recurring basis in accordance with applicable standards. The Company’s recurring fair value measurements are based on the requirement to carry such assets and liabilities at fair value or the Company’s election to carry certain eligible assets at fair value. Assets and liabilities that are required to be carried at fair value on a recurring basis include securities available for sale and derivative instruments. The Company has elected to carry mortgage loans held for sale at fair value on a recurring basis as permitted under the guidance in ASC 825, “Financial Instruments” (“ASC 825”).
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
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
September 30, 2024
Financial assets:
Securities available for sale	$—	$764,844	$—	$764,844
Derivative instruments	—	39,963	—	39,963
Mortgage loans held for sale in loans held for sale	—	291,735	—	291,735
Total financial assets	$—	$1,096,542	$—	$1,096,542
Financial liabilities:
Derivative instruments:	$—	$34,555	$—	$34,555

	Level 1	Level 2	Level 3	Totals
December 31, 2023
Financial assets:
Securities available for sale	$—	$923,279	$—	$923,279
Derivative instruments	—	37,151	—	37,151
Mortgage loans held for sale in loans held for sale	—	179,756	—	179,756
Total financial assets	$—	$1,140,186	$—	$1,140,186
Financial liabilities:
Derivative instruments	$—	$33,608	$—	$33,608

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the nine months ended September 30, 2024.
For the nine months ended September 30, 2024 and 2023, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$42,248	$42,248
OREO	—	—	29	29
Total	$—	$—	$42,277	$42,277

December 31, 2023	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$21,303	$21,303
Total	$—	$—	$21,303	$21,303

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Individually evaluated loans: Individually evaluated loans are reviewed and evaluated for credit losses on at least a quarterly basis for additional impairment and adjusted accordingly, taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Individually evaluated loans that were measured or re-measured at fair value had a carrying value of $50,898 and $22,328 at September 30, 2024 and December 31, 2023, respectively, and a specific reserve for these loans of $8,650 and $1,025 was included in the allowance for credit losses as of such dates.
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
The following table presents OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets as of September 30, 2024. There was no impairment recognized during 2023 of OREO assets still held in the Consolidated Balance Sheets as of December 31, 2023.

September 30, 2024
Carrying amount prior to remeasurement	$62
Impairment recognized in results of operations	(33)
Fair value	$29

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at September 30, 2024 and December 31, 2023. There were no valuation adjustments on MSRs during the nine months ended September 30, 2024 or 2023.
The following table presents information as of September 30, 2024 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans, net of allowance for credit losses	$42,248	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$29	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

Fair Value Option
The Company has elected to measure all mortgage loans held for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.
A net gain of $1,826 and net loss of $256 resulting from fair value changes of these mortgage loans were recorded in income during the nine months ended September 30, 2024 and 2023, respectively. These amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2024 and December 31, 2023:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2024
Mortgage loans held for sale measured at fair value	$291,735	$284,647	$7,088

December 31, 2023
Mortgage loans held for sale measured at fair value	$179,756	$174,471	$5,285

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of September 30, 2024	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,275,620	$1,275,620	$—	$—	$1,275,620
Securities held to maturity	1,150,531	—	1,068,968	—	1,068,968
Securities available for sale	764,844	—	764,844	—	764,844
Loans held for sale	291,735	—	291,735	—	291,735
Loans, net	12,427,270	—	—	12,051,978	12,051,978
Mortgage servicing rights	71,990	—	—	88,461	88,461
Derivative instruments	39,963	—	39,963	—	39,963
Financial liabilities
Deposits	$14,509,751	$11,816,487	$2,687,734	$—	$14,504,221
Short-term borrowings	108,732	108,732	—	—	108,732
Junior subordinated debentures	113,681	—	98,822	—	98,822
Subordinated notes	319,496	—	286,140	—	286,140
Derivative instruments	34,555	—	34,555	—	34,555

		Fair Value
As of December 31, 2023	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$801,351	$801,351	$—	$—	$801,351
Securities held to maturity	1,221,464	—	1,121,830	—	1,121,830
Securities available for sale	923,279	—	923,279	—	923,279
Loans held for sale	179,756	—	179,756	—	179,756
Loans, net	12,152,652	—	—	11,594,363	11,594,363
Mortgage servicing rights	91,688	—	—	117,664	117,664
Derivative instruments	37,151	—	37,151	—	37,151
Financial liabilities
Deposits	$14,076,785	$11,381,556	$2,678,494	$—	$14,060,050
Short-term borrowings	307,577	307,577	—	—	307,577
Junior subordinated debentures	112,978	—	96,435	—	96,435
Subordinated notes	316,422	—	255,192	—	255,192
Derivative instruments	33,608	—	33,608	—	33,608

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 12 – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended September 30, 2024
Securities available for sale:
Unrealized holding gains on securities	$31,313	$7,872	$23,441
Amortization of unrealized holding losses on securities transferred to the held to maturity category	3,131	800	2,331
Total securities available for sale	34,444	8,672	25,772
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,116)	(288)	(828)
Total derivative instruments	(1,116)	(288)	(828)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	106	28	78
Total defined benefit pension and post-retirement benefit plans	106	28	78
Total other comprehensive income	$33,434	$8,412	$25,022
Three months ended September 30, 2023
Securities available for sale:
Unrealized holding losses on securities	$(17,175)	$(4,292)	$(12,883)
Amortization of unrealized holding losses on securities transferred to the held to maturity category	3,959	1,012	2,947
Total securities available for sale	(13,216)	(3,280)	(9,936)
Derivative instruments:
Unrealized holding gains on derivative instruments	2,670	683	1,987
Total derivative instruments	2,670	683	1,987
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	116	30	86
Total defined benefit pension and post-retirement benefit plans	116	30	86
Total other comprehensive loss	$(10,430)	$(2,567)	$(7,863)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Nine months ended September 30, 2024
Securities available for sale:
Unrealized holding gains on securities	$25,769	$6,494	$19,275
Amortization of unrealized holding losses on securities transferred to the held to maturity category	9,658	2,468	7,190
Total securities available for sale	35,427	8,962	26,465
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,069)	(530)	(1,539)
Total derivative instruments	(2,069)	(530)	(1,539)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	317	81	236
Total defined benefit pension and post-retirement benefit plans	317	81	236
Total other comprehensive income	$33,675	$8,513	$25,162

Nine months ended September 30, 2023
Securities available for sale:
Unrealized holding losses on securities	$(17,744)	$(4,462)	$(13,282)
Reclassification adjustment for losses realized in net income	22,438	5,622	16,816
Amortization of unrealized holding losses on securities transferred to the held to maturity category	10,113	2,586	7,527
Total securities available for sale	14,807	3,746	11,061
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,153)	(547)	(1,606)
Total derivative instruments	(2,153)	(547)	(1,606)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	347	89	258
Total defined benefit pension and post-retirement benefit plans	347	89	258
Total other comprehensive income	$13,001	$3,288	$9,713

The accumulated balances for each component of other comprehensive loss, net of tax, were as follows as of the dates presented:

	September 30, 2024	December 31, 2023
Unrealized losses on securities	$(137,019)	$(163,484)
Unrealized gains on derivative instruments	15,512	17,051
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,587)	(7,823)
Total accumulated other comprehensive loss	$(129,094)	$(154,256)

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

	Three Months Ended
	September 30,
	2024	2023
Basic
Net income applicable to common stock	$72,455	$41,833
Average common shares outstanding	61,217,094	56,138,618
Net income per common share - basic	$1.18	$0.75
Diluted
Net income applicable to common stock	$72,455	$41,833
Average common shares outstanding	61,217,094	56,138,618
Effect of dilutive stock-based compensation	415,354	385,269
Average common shares outstanding - diluted	61,632,448	56,523,887
Net income per common share - diluted	$1.18	$0.74

	Nine Months Ended
	September 30,
	2024	2023
Basic
Net income applicable to common stock	$150,711	$116,554
Average common shares outstanding	57,934,806	56,085,556
Net income per common share - basic	$2.60	$2.08
Diluted
Net income applicable to common stock	$150,711	$116,554
Average common shares outstanding	57,934,806	56,085,556
Effect of dilutive stock-based compensation	362,748	308,401
Average common shares outstanding - diluted	58,297,554	56,393,957
Net income per common share - diluted	$2.59	$2.07

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	September 30,
	2024	2023
Number of shares	1,000	1,000

	Nine Months Ended
	September 30,
	2024	2023
Number of shares	1,000	24,146

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	September 30, 2024		December 31, 2023
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,904,006	11.32%	$1,578,918	9.62%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,793,916	12.88%	1,469,531	10.52%
Tier 1 Capital to Risk-Weighted Assets	1,904,006	13.67%	1,578,918	11.30%
Total Capital to Risk-Weighted Assets	2,412,254	17.32%	2,085,531	14.93%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,814,955	10.80%	$1,714,965	10.45%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,814,955	13.03%	1,714,965	12.25%
Tier 1 Capital to Risk-Weighted Assets	1,814,955	13.03%	1,714,965	12.25%
Total Capital to Risk-Weighted Assets	1,989,433	14.28%	1,888,104	13.49%

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
•For periods prior to the third quarter of 2024, the Insurance segment included a full service insurance agency offering all major lines of commercial and personal insurance through major carriers. Effective July 1, 2024, the Bank sold substantially all of the assets of its Insurance segment.
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
The following tables provide financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Wealth Management	Other	Consolidated
Three months ended September 30, 2024
Net interest income (loss)	$137,860	$15	$(6,877)	$130,998
Provision for credit losses	935	—	—	935
Noninterest income (loss)	83,244	6,447	(392)	89,299
Noninterest expense	117,035	4,511	437	121,983
Income (loss) before income taxes	103,134	1,951	(7,706)	97,379
Income tax expense (benefit)	26,867	47	(1,990)	24,924
Net income (loss)	$76,267	$1,904	$(5,716)	$72,455

Total assets	$17,959,839	$1,163	$(2,162)	$17,958,840
Goodwill	$988,898	—	—	$988,898

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended September 30, 2023
Net interest income (loss)	$133,901	$456	$16	$(6,990)	$127,383
Provision for credit losses	4,615	—	—	—	4,615
Noninterest income (loss)	28,956	3,276	6,361	(393)	38,200
Noninterest expense	100,902	2,237	4,739	491	108,369
Income (loss) before income taxes	57,340	1,495	1,638	(7,874)	52,599
Income tax expense (benefit)	12,339	387	72	(2,032)	10,766
Net income (loss)	$45,001	$1,108	$1,566	$(5,842)	$41,833

Total assets	$17,143,564	$39,434	$5,077	$(6,454)	$17,181,621
Goodwill	$988,898	$2,767	—	—	$991,665

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Nine months ended September 30, 2024
Net interest income (loss)	$398,970	$942	$47	$(20,645)	$379,314
Provision for credit losses	6,673	—	—	—	6,673
Noninterest income (loss)	145,179	6,473	18,933	(1,143)	169,442
Noninterest expense	327,541	4,392	13,725	1,213	346,871
Income (loss) before income taxes	209,935	3,023	5,255	(23,001)	195,212
Income tax expense (benefit)	49,507	785	147	(5,937)	44,502
Net income (loss)	$160,428	$2,238	$5,108	$(17,064)	$150,710

Total assets	$17,959,839	$—	$1,163	$(2,162)	$17,958,840
Goodwill	$988,898	$—	$—	$—	$988,898

Nine months ended September 30, 2023
Net interest income (loss)	$412,070	$1,170	$52	$(19,918)	$393,374
Provision for credit losses	13,075	—	—	—	13,075
Noninterest income (loss)	66,895	9,497	17,524	(1,197)	92,719
Noninterest expense	306,666	6,346	13,473	1,257	327,742
Income (loss) before income taxes	159,224	4,321	4,103	(22,372)	145,276
Income tax expense (benefit)	33,305	1,119	72	(5,774)	28,722
Net income (loss)	$125,919	$3,202	$4,031	$(16,598)	$116,554

Total assets	$17,143,564	$39,434	$5,077	$(6,454)	$17,181,621
Goodwill	$988,898	$2,767	$—	$—	$991,665

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
Important factors currently known to management that could cause our actual results to differ materially from those in forward-looking statements include the following: (i) the Company’s ability to efficiently integrate acquisitions (including its recently-announced acquisition of The First Bancshares, Inc. described under the “Recent Developments” heading below) into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management (including the possibility that such cost savings will not be realized when expected, or at all, as a result of the impact of, or challenges arising from, the integration of the acquired assets and assumed liabilities into the Company, potential adverse reactions or changes to business or employee relationships, or as a result of other unexpected factors or events); (ii) potential exposure to unknown or contingent risks and liabilities we have acquired, or may acquire, or target for acquisition, including in connection with the proposed merger with The First Bancshares, Inc.; (iii) the effect of economic conditions and interest rates on a national, regional or international basis; (iv) timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (v) competitive pressures in the consumer finance, commercial finance, financial services, asset management, retail banking, factoring, mortgage lending and auto lending industries; (vi) the financial resources of, and products available from, competitors; (vii) changes in laws and regulations as well as changes in accounting standards; (viii) changes in policy by regulatory agencies or increased scrutiny by, and/or additional regulatory requirements of, regulatory agencies as a result of our proposed merger with The First Bancshares, Inc.; (ix) changes in the securities and foreign exchange markets; (x) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (xi) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers of investment securities, or the impact of interest rates on the value of our investment securities portfolio; (xii) an insufficient allowance for credit losses as a result of inaccurate assumptions; (xiii) changes in the sources and costs of the capital we use to make loans and otherwise fund our operations, due to deposit outflows, changes in the mix of deposits and the cost and availability of borrowings; (xiv) general economic, market or business conditions, including the impact of inflation; (xv) changes in demand for loan and deposit products and other financial services; (xvi) concentrations of credit or deposit exposure; (xvii) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; (xviii) increased cybersecurity risk, including potential network breaches, business disruptions or financial losses; (xix) civil unrest, natural disasters, epidemics and other catastrophic events in the Company’s geographic area; (xx) geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad; (xxi) the impact, extent and timing of technological changes; and (xxii) other circumstances, many of which are beyond management’s control. Management believes that the assumptions underlying the Company’s forward-looking statements are reasonable, but any of the assumptions could prove to be inaccurate.
The Company undertakes no obligation, and specifically disclaims any obligation, to update or revise forward-looking statements, whether as a result of new information or to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by federal securities laws.

Recent Developments
Sale of Renasant Insurance, Inc.
Effective July 1, 2024, Renasant Bank sold substantially all of the assets of Renasant Insurance, Inc. for gross cash proceeds to Renasant Bank of $56,390. The sale resulted in a positive after-tax impact to earnings of $34,092, which is net of estimated transaction-related expenses. The financial effects of the sale are reflected in the third quarter of 2024.
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
The shareholders of the Company and The First approved the Merger at special meetings held on October 22, 2024. The Merger is expected to close in the first half of 2025 and is subject to certain closing conditions, including the receipt of required regulatory approvals.
Offering of Common Stock
On July 31, 2024, the Company completed its public offering of an aggregate of 7,187,500 shares of its common stock at a price of $32.00 per share, including 937,500 shares of common stock upon the exercise in full by the underwriters of their option to purchase additional shares. The aggregate gross proceeds were $230,000. The net proceeds of the offering after deducting underwriting discounts and other estimated offering expenses were approximately $217,000. The Company intends to use the net proceeds of the offering for general corporate purposes to support its continued growth, including investments in Renasant Bank and future strategic acquisitions.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at September 30, 2024 compared to December 31, 2023.
Assets
Total assets were $17,958,840 at September 30, 2024 compared to $17,360,535 at December 31, 2023.
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

	September 30, 2024		December 31, 2023
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$—	—%	$—	—%
Obligations of states and political subdivisions	304,012	15.87	322,764	15.05
Mortgage-backed securities	1,444,397	75.41	1,695,604	79.06
Other debt securities	166,998	8.72	126,407	5.89
	$1,915,407	100.00%	$2,144,775	100.00%
Allowance for credit losses - held to maturity securities	(32)		(32)
Securities, net of allowance for credit losses	$1,915,375		$2,144,743
The Company purchased $60,656 and $9,646 in investment securities during the nine months ended September 30, 2024 and 2023, respectively.
Proceeds from maturities, calls and principal payments on securities during the first nine months of 2024 totaled $142,480. During the first quarter of 2024, the Company sold from the available for sale portfolio municipal securities, residential mortgage backed securities and commercial mortgage backed securities for net proceeds of $177,185. The Company intended to sell these securities as of December 31, 2023; therefore, the Company impaired the securities and recognized the loss in net income as of December 31, 2023. The carrying value of the securities immediately prior to the impairment was $196,537, and the impairment charge was $19,352. No loss was recorded in the first nine months of 2024. Proceeds from the maturities, calls and principal payments on securities during the first nine months of 2023 totaled $208,095. The Company sold from the available for sale portfolio agency securities, municipal securities, residential mortgage backed securities and commercial mortgage backed securities with a carrying value of $511,419 at the time of sale for net proceeds of $488,981, resulting in a net loss on sale of $22,438 during the nine months ended September 30, 2023. The Company did not sell any securities during the third quarter of 2024 or 2023.
During the third quarter of 2022, the Company transferred, at fair value, $882,927 of securities from the available for sale portfolio to the held to maturity portfolio as the Company has the intent and ability to hold these securities until their maturity. The related net unrealized losses of $99,675 (after tax losses of $74,307) remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. At September 30, 2024, the net unrealized after tax losses remaining to be amortized in accumulated other comprehensive income (loss) was $51,332. No gains or losses were recognized at the time of transfer.
For more information about the Company’s security portfolio, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans Held for Sale
Loans held for sale, which consist of residential mortgage loans being held until they are sold in the secondary market, were $291,735 at September 30, 2024, as compared to $179,756 at December 31, 2023. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Loans
Total loans, excluding loans held for sale, were $12,627,648 at September 30, 2024 and $12,351,230 at December 31, 2023.
The tables below set forth the balance of loans outstanding, net of unearned income and excluding loans held for sale, by loan type and the percentage of each loan type to total loans as of the dates presented:

	September 30, 2024		December 31, 2023
	Total Loans	Percentage of Total Loans	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural	$1,804,961	14.29%	$1,871,821	15.15%
Lease financing, net of unearned income	98,159	0.78	116,020	0.94
Real estate – construction:
Residential	258,356	2.05	269,616	2.18
Commercial	940,482	7.45	1,063,781	8.61
Total real estate – construction	1,198,838	9.50	1,333,397	10.79
Real estate – 1-4 family mortgage:
Primary	2,409,912	19.08	2,422,482	19.61
Home equity	537,372	4.26	522,688	4.23
Rental/investment	390,029	3.09	373,755	3.03
Land development	102,725	0.81	120,994	0.98
Total real estate – 1-4 family mortgage	3,440,038	27.24	3,439,919	27.85
Real estate – commercial mortgage:
Owner-occupied	1,845,791	14.61	1,648,961	13.35
Non-owner occupied	4,045,666	32.04	3,733,174	30.23
Land development	103,695	0.82	104,415	0.85
Total real estate – commercial mortgage	5,995,152	47.47	5,486,550	44.43
Installment loans to individuals	90,500	0.72	103,523	0.84
Total loans, net of unearned income	$12,627,648	100.00%	$12,351,230	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2024, there were no concentrations of loans exceeding 10% of total loans which are not disclosed as a category of loans separate from the categories listed above.
Deposits
The Company relies on deposits as its primary source of funds. Total deposits were $14,509,751 and $14,076,785 at September 30, 2024 and December 31, 2023, respectively. Noninterest-bearing deposits were $3,529,801 and $3,583,675 at September 30, 2024 and December 31, 2023, respectively, while interest-bearing deposits were $10,979,950 and $10,493,110 at September 30, 2024 and December 31, 2023, respectively. Interest-bearing deposits included brokered deposits of $126,995 and $461,441 at September 30, 2024 and December 31, 2023, respectively.
Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding brokered deposits and time deposits greater than $250,000). Noninterest-bearing deposits represented 24.33% of total deposits at September 30, 2024, as compared to 25.46% of total deposits at December 31, 2023. The decrease in noninterest-bearing deposits as a percentage of total deposits primarily reflects deposit customers transferring noninterest-bearing deposits to interest-bearing deposits such as money market funds offered by the Company, other financial institutions and other financial services companies due to the elevated interest rate environment that continued in the first nine months of 2024. Under certain circumstances, management may elect to acquire non-core deposits (in the form of brokered deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms of the deposits and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin; business factors, described in the following paragraph, may lead us to obtain public deposits. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits were $2,185,034 and $1,866,495 at September 30, 2024 and December 31, 2023, respectively, and represented 15.06% and 13.26% of total deposits as of September 30, 2024 and December 31, 2023, respectively.
Borrowed Funds
Total borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank of Dallas (the “FHLB”), borrowings from the Federal Reserve Discount Window, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically consist of federal funds purchased, securities sold under agreements to repurchase, and short-term FHLB advances. The following table presents our short-term borrowings by type as of the dates presented:

	September 30, 2024	December 31, 2023
Security repurchase agreements	$8,732	$7,577
Short-term borrowings from the FHLB	100,000	300,000
	$108,732	$307,577
Long-term debt typically consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The following table presents our long-term debt by type as of the dates presented:

	September 30, 2024	December 31, 2023
Junior subordinated debentures	$113,681	$112,978
Subordinated notes	319,496	316,422
	$433,177	$429,400
Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no long-term advances from the FHLB outstanding at September 30, 2024 or December 31, 2023. All advances from the FHLB are collateralized by a blanket lien on the Bank’s loans. The Company had $3,449,164 of availability on unused lines of credit with the FHLB at September 30, 2024, as compared to $2,922,315 at December 31, 2023. The Company also had credit available at the Federal Reserve Discount Window in the amount of $634,636 with no borrowings outstanding at September 30, 2024 or December 31, 2023.
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

Results of Operations
Net Income
Net income for the third quarter of 2024 was $72,455 compared to net income of $41,833 for the third quarter of 2023. Basic and diluted earnings per share (“EPS”) for the third quarter of 2024 were $1.18, as compared to basic and diluted EPS of $0.75 and $0.74, respectively for the third quarter of 2023. Net income for the nine months ended September 30, 2024, was $150,710 compared to net income of $116,554 for the same period in 2023. Basic and diluted EPS were $2.60 and $2.59, respectively for the first nine months of 2024 as compared to $2.08 and 2.07, respectively for the first nine months of 2023.

From time to time, the Company incurs expenses and charges or recognizes valuation adjustments in connection with certain transactions with respect to which management is unable to accurately predict when these items will be incurred or, when incurred, the amount of such items. The following table presents the impact of these items on reported EPS for the dates presented.

	Three Months Ended
	September 30, 2024			September 30, 2023
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$11,273	$9,456	$0.15	$—	$—	$—
Gain on sale of insurance agency	(53,349)	(38,951)	(0.63)	—	—	—

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$11,273	$9,456	$0.16	$—	$—	$—
Loss on sale of securities	—	—	—	22,438	17,859	0.31
Gain on sale of insurance agency	(53,349)	(38,951)	(0.67)	—	—	—
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 59.93% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the third quarter of 2024 (this percentage for the quarter was impacted by the noninterest income generated by the sale of our insurance agency business). The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $130,998 and $379,314 for the three and nine months ended September 30, 2024, as compared to $127,383 and $393,374 for the same periods in 2023. On a tax equivalent basis, net interest income was $133,576 and $387,024 for the three and nine months ended September 30, 2024, as compared to $130,131 and $401,745 for the same periods in 2023.
The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category on a tax-equivalent basis for the periods presented:

	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$12,584,104	$204,935	6.47%	$12,030,109	$183,521	6.06%
Loans held for sale	272,110	4,212	6.19	227,982	3,751	6.58
Securities:
Taxable	1,794,421	9,212	2.05	2,097,285	9,459	1.80
Tax-exempt(1)	262,621	1,390	2.12	285,588	1,566	2.19
Interest-bearing balances with banks	894,313	11,872	5.28	729,049	10,128	5.51
Total interest-earning assets	15,807,569	231,621	5.82	15,370,013	208,425	5.39
Cash and due from banks	189,425			180,708
Intangible assets	1,004,701			1,012,460
Other assets	679,969			672,232
Total assets	$17,681,664			$17,235,413
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$7,333,508	$60,326	3.26%	$6,520,145	$41,464	2.52%
Savings deposits	815,545	729	0.36	942,619	793	0.33
Brokered deposits	150,991	1,998	5.25	947,387	12,732	5.33
Time deposits	2,546,860	27,734	4.33	2,002,506	15,917	3.15
Total interest-bearing deposits	10,846,904	90,787	3.32	10,412,657	70,906	2.70
Borrowed funds	562,146	7,258	5.14	564,772	7,388	5.22
Total interest-bearing liabilities	11,409,050	98,045	3.41	10,977,429	78,294	2.84
Noninterest-bearing deposits	3,509,266			3,800,160
Other liabilities	209,762			226,219
Shareholders’ equity	2,553,586			2,231,605
Total liabilities and shareholders’ equity	$17,681,664			$17,235,413
Net interest income/net interest margin		$133,576	3.36%		$130,131	3.36%
(1)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which the Company operates.
(2)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$12,522,802	$600,245	6.39%	$11,866,662	$523,040	5.89%
Loans held for sale	215,978	10,050	6.20	175,100	8,478	6.46
Securities:
Taxable	1,839,249	27,975	2.03	2,402,739	35,129	1.95
Tax-exempt(1)	265,601	4,346	2.18	349,617	6,076	2.32
Interest-bearing balances with banks	687,318	27,527	5.35	573,498	22,536	5.25
Total interest-earning assets	15,530,948	670,143	5.75	15,367,616	595,259	5.18
Cash and due from banks	188,485			189,324
Intangible assets	1,007,710			1,012,613
Other assets	694,450			674,476
Total assets	$17,421,593			$17,244,029
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$7,128,721	$168,958	3.16%	$6,235,322	$90,947	1.95%
Savings deposits	838,443	2,188	0.35	999,436	2,432	0.33
Brokered deposits	296,550	11,929	5.36	719,603	27,445	5.10
Time deposits	2,451,733	77,946	4.25	1,769,246	34,339	2.59
Total interest-bearing deposits	10,715,447	261,021	3.25	9,723,607	155,163	2.13
Borrowed funds	569,476	22,098	5.17	1,026,467	38,351	4.99
Total interest-bearing liabilities	11,284,923	283,119	3.35	10,750,074	193,514	2.41
Noninterest-bearing deposits	3,512,318			4,073,265
Other liabilities	221,932			208,491
Shareholders’ equity	2,402,420			2,212,199
Total liabilities and shareholders’ equity	$17,421,593			$17,244,029
Net interest income/net interest margin		$387,024	3.32%		$401,745	3.49%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume and mix and pricing decisions. External factors include changes in market interest rates, competition and other factors affecting the banking industry in general, and the shape of the interest rate yield curve. The largest contributing factor to the decrease in net interest income for the nine months ended September 30, 2024, as compared to the same period in 2023, was the rising rate environment that began in 2022 and continued throughout 2023. The higher interest rates benefited yields on earning assets, but this increase was more than offset by an increase in interest expense. The rising interest rates negatively impacted both the cost and mix of our funding sources. The Federal Reserve lowered the federal funds rate by 50 basis points in September 2024, but it did not have a material impact on the Company’s results for the third quarter of 2024. The Company has continued its efforts to mitigate increases in the cost of funding through maintaining noninterest-bearing deposits, staying disciplined yet competitive in pricing on interest-bearing deposits in the current rate environment and accessing alternative sources of liquidity, such as brokered deposits. These efforts, coupled with loan growth, resulted in the growth of net interest income for the three months ended September 30, 2024, as compared to the same period in 2023.

The following tables set forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three and nine months ended September 30, 2024, as compared to the same periods in 2023 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute value of amounts calculated):

	Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
	Volume	Rate	Net
Interest income:
Loans held for investment	$8,662	$12,752	$21,414
Loans held for sale	695	(234)	461
Securities:
Taxable	(1,499)	1,252	(247)
Tax-exempt	(123)	(53)	(176)
Interest-bearing balances with banks	2,183	(439)	1,744
Total interest-earning assets	9,918	13,278	23,196
Interest expense:
Interest-bearing demand deposits	5,620	13,242	18,862
Savings deposits	(112)	48	(64)
Brokered deposits	(10,542)	(192)	(10,734)
Time deposits	4,975	6,842	11,817
Borrowed funds	(45)	(85)	(130)
Total interest-bearing liabilities	(104)	19,855	19,751
Change in net interest income	$10,022	$(6,577)	$3,445

	Nine months ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
	Volume	Rate	Net
Interest income:
Loans held for investment	$30,357	$46,848	$77,205
Loans held for sale	1,912	(340)	1,572
Securities:
Taxable	(8,515)	1,361	(7,154)
Tax-exempt	(1,391)	(339)	(1,730)
Interest-bearing balances with banks	4,572	419	4,991
Total interest-earning assets	26,935	47,949	74,884
Interest expense:
Interest-bearing demand deposits	14,651	63,360	78,011
Savings deposits	(405)	161	(244)
Brokered deposits	(16,851)	1,335	(15,516)
Time deposits	16,456	27,151	43,607
Borrowed funds	(17,590)	1,337	(16,253)
Total interest-bearing liabilities	(3,739)	93,344	89,605
Change in net interest income	$30,674	$(45,395)	$(14,721)

Interest income, on a tax equivalent basis, was $231,621 and $670,143 for the three and nine months ended September 30, 2024, as compared to $208,425 and $595,259 for the same periods in 2023. The increase in interest income, on a tax equivalent basis, for the three and nine months ended September 30, 2024, as compared to the same time periods in 2023 is due primarily to interest rate increases by the Federal Reserve beginning in 2022 and continuing into 2023.

The following tables present the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Loans held for investment	79.61%	78.27%	6.47%	6.06%
Loans held for sale	1.72	1.48	6.19	6.58
Securities	13.01	15.50	2.06	1.85
Other	5.66	4.75	5.28	5.51
Total earning assets	100.00%	100.00%	5.82%	5.39%

	Percentage of Total Average Earning Assets		Yield
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Loans held for investment	80.63%	77.22%	6.39%	5.89%
Loans held for sale	1.39	1.14	6.20	6.46
Securities	13.55	17.91	2.05	2.00
Interest-bearing balances with banks	4.43	3.73	5.35	5.25
Total earning assets	100.00%	100.00%	5.75%	5.18%

For the third quarter of 2024, interest income on loans held for investment, on a tax equivalent basis, increased $21,414 to $204,935 from $183,521 for the same period in 2023. For the nine months ended September 30, 2024, interest income on loans held for investment, on a tax equivalent basis, increased $77,205 to $600,245 from $523,040 in the same period in 2023. The Federal Reserve continued to raise interest rates in 2023, which positively impacted the Company’s loan pricing, and the year-to-date average balance of loans held for investment increased $686,140 from September 2023, thereby resulting in the increase in interest income on loans held for investment for the three and nine months ended September 30, 2024, as compared to the same periods in 2023.
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans held for investment, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net interest income collected on problem loans	$642	$(820)	$619	$(64)
Accretable yield recognized on purchased loans	1,089	1,290	2,786	3,049
Total impact to interest income on loans	$1,731	$470	$3,405	$2,985

Impact to loan yield	0.05%	0.02%	0.04%	0.03%

Impact to net interest margin	0.04%	0.01%	0.03%	0.02%
Interest income on loans held for sale (consisting of mortgage loans held for sale) increased $461 to $4,212 for the third quarter of 2024 from $3,751 for the same period in 2023 and increased $1,572 to $10,050 for the nine months ended September 30, 2024 from $8,478 for the same period in 2023.
Investment income, on a tax equivalent basis, decreased $423 to $10,602 for the third quarter of 2024 from $11,025 for the third quarter of 2023. Investment income, on a tax equivalent basis, decreased $8,884 to $32,321 for the nine months ended September 30, 2024 from $41,205 for the same period in 2023. The Company sold a portion of its securities portfolio in each of the first quarter of 2024 and the second quarter of 2023, driving the decrease to investment income for both the three and nine months ended September 30, 2024. The tax equivalent yield on the investment portfolio for the third quarter of 2024 was

2.06%, up 21 basis points from 1.85% for the same period in 2023. The tax equivalent yield on the investment portfolio for the nine months ended September 30, 2024 was 2.05%, up five basis points from 2.00% for the same period in 2023.
Interest expense was $98,045 for the third quarter of 2024 as compared to $78,294 for the same period in 2023. Interest expense for the nine months ended September 30, 2024 was $283,119 as compared to $193,514 for the same period in 2023.
The following tables present, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Noninterest-bearing demand	23.52%	25.72%	—%	—%
Interest-bearing demand	49.16	44.12	3.26	2.52
Savings	5.47	6.38	0.36	0.33
Brokered deposits	1.01	6.41	5.25	5.33
Time deposits	17.07	13.55	4.33	3.15
Short term borrowings	0.77	0.78	1.11	1.24
Subordinated notes	2.24	2.28	5.50	5.57
Other borrowed funds	0.76	0.76	8.17	8.25
Total deposits and borrowed funds	100.00%	100.00%	2.61%	2.11%

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Noninterest-bearing demand	23.74%	27.48%	—%	—%
Interest-bearing demand	48.18	42.06	3.16	1.95
Savings	5.67	6.74	0.35	0.33
Brokered deposits	2.00	4.85	5.36	5.10
Time deposits	16.57	11.94	4.25	2.59
Short-term borrowings	0.83	3.90	1.44	4.24
Subordinated notes	2.25	2.27	5.51	5.30
Other long term borrowings	0.76	0.76	8.23	7.93
Total deposits and borrowed funds	100.00%	100.00%	2.55%	1.75%
Interest expense on deposits was $90,787 and $70,906 for the three months ended September 30, 2024 and 2023, respectively, and the cost of total deposits was 2.51% and 1.98% for the same respective periods. Interest expense on deposits was $261,021 and $155,163 for the nine months ended September 30, 2024 and 2023, respectively, and the cost of total deposits was 2.45% and 1.50% for the same respective periods. The increase in both deposit expense and cost is attributable to the Company’s efforts to offer competitive deposit rates in the high interest rate environment. Following the bank failures and broader industry concerns about bank liquidity that arose in March 2023, the Company maintained additional on-balance sheet liquidity, primarily in the form of brokered deposits and short-term FHLB advances. As risks abated, the Company repaid the advances and has allowed brokered deposits to mature, mitigating to some degree the impact of rising rates on our deposit costs. The Company has continued its efforts to maintain non-interest bearing deposits. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on brokered deposits or wholesale borrowings when advantageous or otherwise deemed advisable due to market conditions.
Interest expense on total borrowings was $7,258 and $7,388 for the three months ended September 30, 2024 and 2023, respectively. Interest expense on total borrowings was $22,098 and $38,351 for the nine months ended September 30, 2024 and 2023, respectively. The decrease in interest expense on borrowings is a result of the repayment of FHLB borrowings during 2023 and the first quarter of 2024.

A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended September 30,		Nine Months Ended September 30,
2024	2023	2024	2023
2.01%	0.88%	1.30%	0.72%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains and losses on the sale of securities, the gain from the sale of our insurance agency and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify revenue sources. Noninterest income was $89,299 for the third quarter of 2024 as compared to $38,200 for the same period in 2023. Noninterest income was $169,442 for the nine months ended September 30, 2024 as compared to $92,719 for the same period in 2023. The increase over the three and nine month periods is primarily due to the gain on sale of our insurance agency business on July 1, 2024, as described under the “Recent Developments” heading above. Noninterest income in future periods will be negatively impacted by this sale, as we will no longer earn insurance commissions (the amount of these commissions for the three and nine months ended September 30, 2023 are described below).
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees (which encompasses traditional overdraft fees as well as non-sufficient funds fees). Service charges on deposit accounts were $10,438 and $9,743 for the third quarter of 2024 and 2023, respectively, and $31,230 and $28,596 for the nine months ended September 30, 2024 and 2023, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,122 for the three months ended September 30, 2024, as compared to $5,065 for the same period in 2023. These fees were $15,380 for the nine months ended September 30, 2024 compared to $14,734 for the same period in 2023.
Fees and commissions were $4,116 during the third quarter of 2024 as compared to $4,108 for the same period in 2023, and were $12,009 for the first nine months of 2024 as compared to $13,771 for the same period in 2023. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions, and lending services, such as collateral management fees and unused commitment fees. For the third quarter of 2024, interchange fees were $2,246 as compared to $2,337 for the same period in 2023. Interchange fees were $6,697 for the nine months ended September 30, 2024 as compared to $7,130 for the same period in 2023.
Prior to its sale on July 1, 2024, Renasant Insurance offered a range of commercial and personal insurance products through major insurance carriers. Income earned on insurance products was $3,264 for the three months ended September 30, 2023, and was $5,474 and $8,519 for the nine months ended September 30, 2024 and 2023, respectively.
Our Wealth Management segment has two divisions: Trust and Financial Services. The Trust division operates on a custodial basis, which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $5,835 for the third quarter of 2024 compared to $5,986 for the same period in 2023, and was $17,188 for the nine months ended September 30, 2024 compared to $16,464 for the same period in 2023. The market value of assets under management or administration was $5,694,433 and $4,999,504 at September 30, 2024 and September 30, 2023, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Interest rate lock commitments and originations of mortgage loans to be sold totaled $543,597 and $412,059, respectively, in the third quarter of 2024 compared to $494,442 and $397,355, respectively for the same period in 2023. Interest rate lock commitments and originations of mortgage loans to be sold totaled $1,548,198 and $1,053,190 in the nine months ended September 30, 2024 compared to $1,734,035 and $1,057,277 for the same period in 2023. The decrease in interest rate lock commitments for the nine months ended September 30, 2024 as compared to the same period in 2023 was due to continued increases in mortgage interest rates during 2023, significantly dampening demand for mortgages nationwide. In the first quarter of 2024, the Company sold a portion of its mortgage servicing rights portfolio with a carrying value of $19,539 for a pre-tax gain of $3,472. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain on sales of loans, net (1)	$4,499	$3,297	$14,233	$12,713
Fees, net	2,646	2,376	7,366	7,041
Mortgage servicing income, net(2)	1,302	1,860	7,916	6,067
Mortgage banking income, net	$8,447	$7,533	$29,515	$25,821
(1) Gain on sales of loans, net includes pipeline fair value adjustments
(2) Mortgage servicing income, net includes gain on sale of MSR
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and proceeds received upon the death of covered individuals. BOLI income was $2,858 for the three months ended September 30, 2024 as compared to $2,469 for the same period in 2023, and $8,250 for the nine months ended September 30, 2024 as compared to $7,874 for the same period in 2023.
Other noninterest income was $4,256 and $5,097 for the three months ended September 30, 2024 and 2023, respectively, and was $12,371 and $14,112 for the nine months ended September 30, 2024 and 2023, respectively. Other noninterest income includes income from our SBA banking division, our capital markets division and other miscellaneous income and can fluctuate based on production in our SBA banking and capital markets divisions and recognition of other seasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended September 30,		Nine Months Ended September 30,
2024	2023	2024	2023
2.74%	2.49%	2.66%	2.54%
Noninterest expense was $121,983 and $108,369 for the third quarter of 2024 and 2023, respectively, and was $346,871 and $327,742 for the nine months ended September 30, 2024 and 2023, respectively. The increase is primarily due to $11,273 in expenses relating to the proposed merger with The First and the sale of substantially all of the assets of Renasant Insurance.
Salaries and employee benefits increased $1,849 to $71,307 for the third quarter of 2024 as compared to $69,458 for the same period in 2023. Salaries and employee benefits increased $3,581 to $213,508 for the nine months ended September 30, 2024 as compared to $209,927 for the same period in 2023. The minimal change in salaries and employee benefits is primarily due to annual merit increases implemented in April 2024 and an increase in the cost associated with the Company’s health and welfare benefits offered to its employees offset by decreases in salaries and benefits within our mortgage division attributable to declines in mortgage production as well as the termination of insurance employees following the sale of substantially all of the assets of Renasant Insurance.
Data processing costs were $4,133 in the third quarter of 2024 as compared to $3,907 for the same period in 2023 and were $11,885 for the nine months ended September 30, 2024 as compared to $11,224 for the same period in 2023. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense for the third quarter of 2024 was $11,415, as compared to $11,548 for the same period in 2023. These expenses for the first nine months of 2024 were $34,648, as compared to $34,818 for the same period in 2023.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and other governmental regulations. Professional fees were $3,189 for the third quarter of 2024 as compared to $3,338 for the same period in 2023 and were $9,732 for the nine months ended September 30, 2024 as compared to $10,817 for the same period in 2023.
Advertising and public relations expense was $3,677 for the third quarter of 2024 as compared to $3,474 for the same period in 2023 and was $12,370 for the nine months ended September 30, 2024 as compared to $11,642 for the same period in 2023. During the nine months ended September 30, 2024 and 2023, the Company contributed approximately $1,305 and $1,292, respectively, to charitable organizations throughout Mississippi and Georgia, which contributions are included in our advertising and public relations expense, for which it received a dollar-for-dollar tax credit.

Amortization of intangible assets totaled $1,160 and $1,311 for the third quarter of 2024 and 2023 and $3,558 and $4,106 for the nine months ended September 30, 2024 and 2023, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 1 year to 7 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $2,176 for the third quarter of 2024 as compared to $2,006 for the same period in 2023. Communication expenses were $6,312 for the nine months ended September 30, 2024 as compared to $6,212 for the same period in 2023.
Other noninterest expense includes business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $13,597 and $43,317 for the three and nine months ended September 30, 2024 as compared to $13,447 and $39,035 for the same periods in 2023. The increase in other noninterest expense is primarily attributable to lower mortgage deferred loan origination expense in the first nine months of 2024 compared to the same period in 2023. The amount of loan origination expense deferred is directly correlated to the volume and mix of our loan production during the period. The Company also accrued $700 for an FDIC deposit insurance special assessment in the first quarter of 2024.
Efficiency Ratio

	Efficiency Ratio
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Efficiency ratio	54.73%	64.38%	62.33%	66.28%

The efficiency ratio is a measure of productivity in the banking industry. (This ratio is a measure of our ability to turn expenses into revenue. That is, the ratio is designed to reflect the percentage of one dollar that we must expend to generate a dollar of revenue.) The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The efficiency ratio for both the three and nine months ended September 30, 2024 was impacted by the noninterest income generated by the sale of our insurance agency business. We remain committed to aggressively managing our costs within the framework of our business model. Our goal is to improve the efficiency ratio over time from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.
Income Taxes
Income tax expense for the third quarter of 2024 and 2023 was $24,924 and $10,766, respectively, and $44,502 and $28,722 for the nine months ended September 30, 2024 and 2023, respectively. The increase in income tax expense is primarily due to the increase in pre-tax income generated from the gain on sale of substantially all of the assets of the insurance agency, nondeductible expenses from the planned acquisition of The First and certain changes to the Company’s investment portfolio.

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
The Company’s practice is to charge off estimated losses as soon as management believes the uncollectability of a loan balance is confirmed and such losses are reasonably quantified. Net charge-offs for the first nine months of 2024 were $6,348, or 0.07% of average loans (annualized), compared to net charge-offs of $10,566, or 0.12% of average loans (annualized), for the same period in 2023. The charge-offs were fully reserved for in the Company’s allowance for credit losses on loans. Subsequent recoveries, if any, are credited to the allowance for credit losses on loans.
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

The following table presents the allocation of the allowance for credit losses on loans by loan category and the percentage of loans in each category to total loans as of the dates presented:

	September 30, 2024		December 31, 2023		September 30, 2023
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$43,053	14.29%	$43,980	15.15%	$44,444	14.96%
Lease financing	2,384	0.78	2,515	0.94	3,355	0.99
Real estate – construction	16,656	9.50	18,612	10.79	19,656	11.57
Real estate – 1-4 family mortgage	47,219	27.24	47,283	27.85	45,799	27.94
Real estate – commercial mortgage	82,087	47.47	77,020	44.43	75,233	43.65
Installment loans to individuals	8,979	0.72	9,168	0.84	9,286	0.89
Total	$200,378	100.00%	$198,578	100.00%	$197,773	100.00%

The provision for credit losses on loans charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a provision for credit losses on loans of $1,210 in the third quarter of 2024 and $8,148 in the first nine months of 2024, as compared to $5,315 in the third quarter of 2023 and $16,275 in the first nine months of 2023. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. Loan growth as well as changes in credit metrics that influenced our expectations of future credit losses, considered in the context of the existing balance of the allowance for credit losses, resulted in the Company’s model indicating that the aforementioned provision for credit losses on loans was appropriate during the first nine months of 2024.
The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance at beginning of period	$199,871	$194,391	$198,578	$192,090
Impact of purchased credit deteriorated loans acquired during the period	—	—	—	(26)
Charge-offs
Commercial, financial, agricultural	347	2,252	882	7,720
Lease financing	642	641	642	641
Real estate – construction	—	—	—	57
Real estate – 1-4 family mortgage	256	130	546	345
Real estate – commercial mortgage	10	—	5,737	5,512
Installment loans to individuals	649	607	1,379	1,997
Total charge-offs	1,904	3,630	9,186	16,272
Recoveries
Commercial, financial, agricultural	514	690	1,385	2,689
Lease financing	8	2	26	13
Real estate – construction	—	48	—	48
Real estate – 1-4 family mortgage	57	181	130	375
Real estate – commercial mortgage	11	208	116	697
Installment loans to individuals	611	568	1,181	1,884
Total recoveries	1,201	1,697	2,838	5,706
Net charge-offs	703	1,933	6,348	10,566
Provision for credit losses on loans	1,210	5,315	8,148	16,275
Balance at end of period	$200,378	$197,773	$200,378	$197,773
Net charge-offs (annualized) to average loans	0.02%	0.06%	0.07%	0.12%
Net charge-offs to allowance for credit losses on loans	0.35%	0.98%	3.17%	5.34%
Allowance for credit losses on loans to:
Total loans			1.59%	1.63%
Nonperforming loans			168.07%	282.24%
Nonaccrual loans			175.97%	284.40%

The table below reflects annualized net charge-offs (recoveries) to daily average loans outstanding, by loan category, during the periods presented:

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Net Charge-offs (Recoveries)	Average Loans	Annualized Net Charge-offs (Recoveries) to Average Loans	Net Charge-offs (Recoveries)	Average Loans	Annualized Net Charge-offs to Average Loans
Commercial, financial, agricultural	$(503)	$1,850,707	(0.04)%	$5,031	$1,740,424	0.39%
Lease financing	616	103,954	0.79%	628	119,564	0.70%
Real estate – construction	—	1,297,036	—%	9	1,336,385	—%
Real estate – 1-4 family mortgage	416	3,422,711	0.02%	(30)	3,373,754	—%
Real estate – commercial mortgage	5,621	5,752,206	0.13%	4,815	5,183,733	0.12%
Installment loans to individuals	198	96,188	0.27%	113	112,802	0.13%
Total	$6,348	$12,522,802	0.07%	$10,566	$11,866,662	0.12%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Real estate – construction:
Residential	$—	$(48)	$—	$9
Total real estate – construction	—	(48)	—	9
Real estate – 1-4 family mortgage:
Primary	167	(91)	327	(156)
Home equity	74	(20)	93	79
Rental/investment	(41)	66	(3)	65
Land development	—	(6)	(1)	(18)
Total real estate – 1-4 family mortgage	200	(51)	416	(30)
Real estate – commercial mortgage:
Owner-occupied	(9)	(205)	(68)	113
Non-owner occupied	(1)	(3)	5,682	4,702
Land development	7	—	7	—
Total real estate – commercial mortgage	(3)	(208)	5,621	4,815
Total net charge-offs (recoveries) of loans secured by real estate	$197	$(307)	$6,037	$4,794

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

Three Months Ended September 30,	2024	2023
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$15,718	$17,618
Recovery of provision for credit losses on unfunded loan commitments	(275)	(700)
Ending balance	$15,443	$16,918

Nine Months Ended September 30,	2024	2023
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$16,918	$20,118
Recovery of provision for credit losses on unfunded loan commitments	(1,475)	(3,200)
Ending balance	$15,443	$16,918
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
The following table provides details of the Company’s nonperforming assets as of the dates presented.

	September 30, 2024	December 31, 2023
Nonaccruing loans	$113,872	$68,816
Accruing loans past due 90 days or more	5,351	554
Total nonperforming loans	119,223	69,370
Other real estate owned	9,136	9,622
Total nonperforming assets	$128,359	$78,992
Nonperforming loans to total loans	0.94%	0.56%
Nonaccruing loans to total loans	0.90%	0.56%
Nonperforming assets to total assets	0.71%	0.46%

The following table presents nonperforming loans by loan category as of the dates presented:

	September 30, 2024	December 31, 2023	September 30, 2023
Commercial, financial, agricultural	$5,024	$6,282	$7,745
Lease financing	614	—	1,048
Real estate – construction:
Residential	1,307	—	—
Total real estate – construction	1,307	—	—
Real estate – 1-4 family mortgage:
Primary	55,076	44,174	42,072
Home equity	3,296	2,849	2,598
Rental/investment	927	2,238	2,647
Land development	22	19	169
Total real estate – 1-4 family mortgage	59,321	49,280	47,486
Real estate – commercial mortgage:
Owner-occupied	9,610	3,373	3,370
Non-owner occupied	39,944	9,774	9,920
Land development	3,169	300	247
Total real estate – commercial mortgage	52,723	13,447	13,537
Installment loans to individuals	234	361	257
Total nonperforming loans	$119,223	$69,370	$70,073

Total nonperforming loans as a percentage of total loans were 0.94% as of September 30, 2024 as compared to 0.56% and 0.77% as of December 31, 2023 and September 30, 2023, respectively. The Company’s coverage ratio, or its allowance for credit losses on loans as a percentage of nonperforming loans, was 168.07% as of September 30, 2024 as compared to 286.26% as of December 31, 2023 and 282.24% as of September 30, 2023. The increase in nonperforming loans is due to a few larger loans, which management believes to be adequately reserved at September 30, 2024.
Management has evaluated loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at September 30, 2024. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due but still accruing interest were $17,523, or 0.14% of total loans, at September 30, 2024 as compared to $54,031, or 0.44% of total loans, at December 31, 2023 and $13,641, or 0.11% of total loans, at September 30, 2023.
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (including an extension of the amortization period), or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, are required to be disclosed in accordance with ASU 2022-02, “Financial Instruments - Credit Losses (Topic326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). All modifications for the nine months ended September 30, 2024 and 2023 and which met the disclosure criteria in ASU 2022-02 were performing in accordance with their modified terms at September 30, 2024 and 2023, respectively. The total amortized cost basis of loans that were experiencing financial difficulty, modified during the nine months ended September 30, 2024 and 2023, were $15,747 and $6,497, respectively. Unused commitments totaled $464 and $721 at September 30, 2024 and 2023, respectively. Upon the Company’s determination that a modified loan has been subsequently deemed uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted accordingly. For more information about loan modifications made to borrowers experiencing financial difficulty, see the information under the heading “Certain Modifications to Borrowers Experiencing Financial Difficulty” in Note 3, “Loans,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.
The following table provides details of the Company’s other real estate owned, net of valuation allowance and direct write-downs, as of the dates presented:

	September 30, 2024	December 31, 2023	September 30, 2023
Residential real estate	$2,774	$1,211	$1,045
Commercial real estate	6,336	8,407	8,182
Residential land development	19	4	4
Commercial land development	7	—	27
Total other real estate owned	$9,136	$9,622	$9,258

Changes in the Company’s other real estate owned were as follows:

	2024	2023
Balance at January 1	$9,622	$1,763
Transfers of loans	3,286	10,073
Impairments	(67)	(18)
Dispositions	(1,323)	(2,544)
Other	(2,382)	(16)
Balance at September 30	$9,136	$9,258

Other real estate owned with a cost basis of $1,323 was sold during the nine months ended September 30, 2024, resulting in a net gain of $143, while other real estate owned with a cost basis of $2,544 was sold during the nine months ended September 30, 2023, resulting in a net gain of $289.
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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing October 1, 2024, in each case as compared to the result under rates present in the market on September 30, 2024. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not account for changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+100	3.74%	2.67%	3.99%
-100	(4.68)%	(3.81)%	(5.15)%
-200	(10.07)%	(7.28)%	(10.08)%

The rate shock results for the net interest income simulations for the next 24 months produce an asset sensitive position at September 30, 2024. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
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
Core deposits, which are deposits excluding brokered deposits and time deposits greater than $250,000, are the major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. We may also access the brokered deposit market where rates are favorable to other sources of liquidity (especially in light of collateral requirements for certain borrowings) and core deposits are not sufficient for meeting our current and anticipated short- or long-term liquidity needs. During the first nine months of 2024, brokered deposits decreased by $334,713 as compared to the balance at December 31, 2023. The Bank obtained brokered deposits in the amount of $120,345 during the first nine months of 2024 and paid down brokered deposits of $455,058 during the same period. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the ALCO.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months, the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 11.64% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types, short-term borrowings and derivative instruments. At September 30, 2024, securities with a carrying value of $824,163 were pledged to secure government, public fund and trust deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $895,044 similarly pledged at December 31, 2023.
Other sources available for meeting liquidity needs include federal funds purchased, short-term and long-term advances from the FHLB and borrowings from the Federal Reserve Discount Window. Interest is charged at the prevailing market rate on federal funds purchased, FHLB advances and borrowings from the Federal Reserve Discount Window. There were $100,000 in short-term borrowings from the FHLB at September 30, 2024, as compared to $300,000 at December 31, 2023. Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding long-term advances with the FHLB at September 30, 2024 or December 31, 2023. The total amount of the remaining credit available to us from the FHLB at September 30, 2024 was $3,449,164. The credit available at the Federal Reserve Discount Window at September 30, 2024 was $634,636 with no borrowings outstanding as of such date. We also maintain lines of credit with other commercial banks totaling $160,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at September 30, 2024 or December 31, 2023.
Finally, we can access the capital markets to meet liquidity needs. The Company maintains a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which was effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depositary shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company's banking and wealth management operations as well as other business opportunities. Our common stock offering described under the “Recent Developments” heading above reflects our access of the capital markets as described in this paragraph. In addition, in previous years, we have accessed the capital markets to generate liquidity in the form of subordinated notes. We have also assumed subordinated notes as part of acquisitions. The carrying value of subordinated notes, net of unamortized debt issuance costs, was $319,496 at September 30, 2024.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Noninterest-bearing demand	23.74%	27.48%	—%	—%
Interest-bearing demand	48.18	42.06	3.16	1.95
Savings	5.67	6.74	0.35	0.33
Brokered deposits	2.00	4.85	5.36	5.10
Time deposits	16.57	11.94	4.25	2.59
Short-term borrowings	0.83	3.90	1.44	4.24
Subordinated notes	2.25	2.27	5.51	5.30
Other borrowed funds	0.76	0.76	8.23	7.93
Total deposits and borrowed funds	100.00%	100.00%	2.55%	1.75%

The estimated amount of uninsured and uncollateralized deposits at September 30, 2024 was $4,574,707. Collateralized public funds over FDIC insurance limits were $1,804,840 at September 30, 2024.
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
Cash and cash equivalents were $1,275,620 at September 30, 2024, as compared to $741,156 at September 30, 2023. The increase is largely driven by growth in deposits and proceeds from the aforementioned common stock offering offset to some degree by the payoff of certain short-term borrowings.
Cash provided by investing activities for the nine months ended September 30, 2024 was $25,572, as compared to cash provided by investing activities of $89,172 for the nine months ended September 30, 2023. Proceeds from the sale, maturity or call of securities within our investment portfolio were $319,665 for the nine months ended September 30, 2024, as compared to $697,076 for the same period in 2023. A portion of the securities portfolio was sold during the first quarter of 2024, resulting in proceeds of $177,185 of which a portion were used to purchase higher yielding securities, while the remainder was used to fund loan growth. A portion of the securities portfolio was sold during the second quarter of 2023, resulting in proceeds of $488,981 which were used to pay off short-term FHLB borrowings and to fund loan growth. Purchases of investment securities were $60,656 during the first nine months of 2024 and $9,646 for the same period in 2023.
Cash provided by financing activities for the nine months ended September 30, 2024 was $411,366, as compared to cash provided by financing activities of $27,868 for the same period in 2023. Deposits increased $432,966 and $670,144 for the nine months ended September 30, 2024 and 2023, respectively.
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
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2024, the maximum amount available for transfer from the Bank to the Company in the form of loans was $198,943. The Company maintains a $3,000 line of credit collateralized by cash with the Bank. There were no amounts outstanding under this line of credit at September 30, 2024.
These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the nine months ended September 30, 2024, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	September 30, 2024	December 31, 2023
Loan commitments	$2,826,873	$3,091,997
Standby letters of credit	88,275	113,970

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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, collars, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2024, the Company had notional amounts of $830,409 on interest rate contracts with corporate customers and

$833,761 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
Additionally, the Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable rate residential mortgage loans and also enters into forward commitments to sell residential mortgage loans to secondary market investors.
The Company also enters into interest rate swap contracts on its FHLB borrowings and its junior subordinated debentures that are accounted for as cash flow hedges. Under each of these contracts, the Company pays a fixed rate of interest and receives a variable rate of interest. The Company entered into an interest rate swap contract on its subordinated notes that is accounted for as a fair value hedge. Under this contract, the Company pays a variable rate of interest and receives a fixed rate of interest. The Company utilizes interest rate collars to protect against interest rate fluctuations on certain variable-rate loans. Under these contracts, interest income is limited to the interest rate cap; however, interest income is protected when market rates fall below the floor strike rate.
For more information about the Company’s derivatives, see Note 9, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $2,658,078 at September 30, 2024 compared to $2,297,383 at December 31, 2023. Book value per share was $41.82 and $40.92 at September 30, 2024 and December 31, 2023, respectively. The growth in shareholders’ equity was attributable to the previously mentioned common stock offering, current period earnings and declines in accumulated other comprehensive loss, offset by dividends declared.
In October 2023, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $100,000 of its outstanding common stock. This program expired in October 2024 and was replaced with a new stock repurchase program authorizing the Company to repurchase up to $100,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The new repurchase program will remain in effect through October 2025 or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. The Company did not repurchase any of its common stock under the previous stock repurchase program in the first nine months of 2024.
The Company has junior subordinated debentures with a carrying value of $113,681 at September 30, 2024, of which $110,090 is included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the debentures we include in Tier 1 capital at September 30, 2024. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if we complete the proposed merger with The First (or we make any other acquisition of a financial institution) now that we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures.
The Company has subordinated notes with a par value of $336,400 at September 30, 2024, of which $333,844 is included in the Company’s Tier 2 capital.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,793,916	12.88%	$905,215	6.50%	$974,847	7.00%
Tier 1 risk-based capital ratio	1,904,006	13.67	1,114,111	8.00	1,183,743	8.50
Total risk-based capital ratio	2,412,254	17.32	1,392,638	10.00	1,462,270	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,904,006	11.32	841,001	5.00	672,801	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,814,955	13.03%	$905,598	6.50%	$975,259	7.00%
Tier 1 risk-based capital ratio	1,814,955	13.03	1,114,582	8.00	1,184,243	8.50
Total risk-based capital ratio	1,989,433	14.28	1,393,227	10.00	1,462,889	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,814,955	10.80	840,402	5.00	672,322	4.00

December 31, 2023
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,469,531	10.52%	$908,163	6.50%	$978,022	7.00%
Tier 1 risk-based capital ratio	1,578,918	11.30	1,117,740	8.00	1,187,598	8.50
Total risk-based capital ratio	2,085,531	14.93	1,397,175	10.00	1,467,033	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,578,918	9.62	820,428	5.00	656,342	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,714,965	12.25%	$909,711	6.50%	$979,689	7.00%
Tier 1 risk-based capital ratio	1,714,965	12.25	1,119,644	8.00	1,189,622	8.50
Total risk-based capital ratio	1,888,104	13.49	1,399,556	10.00	1,469,533	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,714,965	10.45	820,761	5.00	656,608	4.00

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
On July 29, 2024, the Company announced that it had entered into a definitive merger agreement (the “Merger Agreement”) with The First Bancshares, Inc. (“The First”) under which the Company will acquire The First in an all-stock transaction (the “Merger”). The following represents material changes in the Company’s risk factors from the risk factors set forth in our Annual Report on Form 10-K.
Risks Relating to the Merger
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
If the Merger is not completed for any reason, our ongoing business and financial results may be adversely affected and we will be subject to several risks, including:
•having to pay significant transaction costs without realizing any of the anticipated benefits of completing the Merger;
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

The federal banking agencies are in the process of revising their merger policies. In September 2024, the FDIC approved revisions to its Statement of Policy on Bank Merger Transactions, which updates the FDIC’s process for evaluating mergers and the principles that guide the FDIC’s review of proposed mergers. While the Federal Reserve has not issued a similar proposal, Federal Reserve Vice Chair for Supervision Michael Barr has stated that the Federal Reserve is working with the Department of Justice to update guidelines setting forth standards for the review of the competitive impact of a transaction. In addition, in September 2024 the Department of Justice withdrew from the 1995 Bank Merger Guidelines that it previously had used to review bank mergers, stating that its 2023 Merger Guidelines will apply to its review of bank mergers going forward. These regulatory revisions create uncertainty regarding how the agencies will review bank mergers and may make it more difficult and/or costly to obtain regulatory approval or otherwise result in more burdensome conditions in approval orders than the agencies have previously imposed.
Our ongoing business and financial results may be adversely affected by a delay in receipt of necessary regulatory approvals, a denial of a regulatory application, or the imposition of a burdensome regulatory condition.
Shareholder litigation could prevent or delay the completion of the Merger or otherwise negatively impact our business, financial condition and results of operations.
Shareholders of The First have filed lawsuits against The First and its directors in connection with the Merger and Renasant shareholders may do the same. One of the conditions to the closing of the Merger is that no law, order, injunction or decree issued by any court or governmental entity of competent jurisdiction that would restrict, prohibit or make illegal the completion of the Merger or any of the other transactions contemplated by the Merger Agreement be in effect. While Renasant believes that the suits filed against The First and its directors are without merit, if any plaintiff were successful in obtaining an injunction prohibiting Renasant or The First from completing the Merger or any of the other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Merger and could result in significant costs to us, including any cost associated with the indemnification of our directors and officers. We may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the Merger. Shareholder lawsuits may divert management attention from management of our business or operations. Such litigation could have an adverse effect on our business, financial condition and results of operations and could prevent or delay the completion of the Merger.
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

Risks Relating to the Combined Company’s Business Following the Merger
The market price of the common stock of the combined company after the Merger may be affected by factors different from those currently affecting the shares of Renasant common stock.
Upon the completion of the Merger, Renasant shareholders and The First shareholders will become shareholders of the combined company. Renasant’s business differs from that of The First, and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations of each of The First and Renasant.
Sales of substantial amounts of Renasant common stock in the open market by former shareholders of The First could depress Renasant’s stock price.
Shares of Renasant common stock that are issued to The First shareholders in the Merger will be freely tradable without restrictions or further registration under the Securities Act of 1933, as amended. Based on the number of shares of The First common stock that are outstanding (which includes the shares of The First common stock underlying The First restricted stock awards), Renasant currently expects to issue approximately 31,782,668 shares of Renasant common stock in connection with the Merger. If the Merger is completed and if The First’s former shareholders sell substantial amounts of Renasant common stock in the public market following completion of the Merger, the market price of Renasant common stock may decrease. These sales might also make it more difficult for Renasant to sell equity or equity-related securities at a time and price that it otherwise would deem appropriate.
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
Renasant and The First have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on the successful combination of the businesses of Renasant and The First. To realize these anticipated benefits and cost savings, after the completion of the Merger, Renasant expects to integrate The First’s business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of the combined company’s ongoing businesses or inconsistencies in technologies, standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees could have an adverse effect on the combined company’s financial results and the value of Renasant common stock. If Renasant experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause The First or Renasant to lose current customers or cause current customers to remove their accounts from The First or Renasant and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of The First and Renasant during this transition period and for an undetermined period after consummation of the Merger.
We expect to incur substantial transaction costs in connection with the Merger.
We expect to incur a significant amount of non-recurring expenses in connection with the Merger, including legal, accounting, consulting and other expenses. In general, these expenses are payable by us whether or not the Merger is completed. Additional unanticipated costs may be incurred following consummation of the Merger in the course of the integration of our business and the business of The First. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all.
The Merger will result in changes to the board of directors of the combined company and the surviving bank.
Upon completion of the Merger, the composition of the combined company boards of directors will be different than the current Renasant and Renasant Bank boards of directors. The Renasant board of directors and the Renasant Bank board of directors will consist of: (1) the current members of the Renasant board of directors and four current members of The First board of directors and (2) the current members of the Renasant Bank board of directors and six current members of The First Bank board of directors, respectively. This new composition of the combined company boards of directors may affect the future decisions of the combined company.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

During the three month period ended September 30, 2024, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number or Approximate Dollar Value of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)(3)
July 1, 2024 to July 31, 2024	541	$35.91	—	$100,000
August 1, 2024 to August 31, 2024	3,912	33.88	—	100,000
September 1, 2024 to September 30, 2024	150	32.83	—	100,000
Total	4,603	$34.08	—
(1)All shares in this column represent shares of Renasant Corporation stock withheld to satisfy the federal and state tax liabilities related to the vesting of time-based restricted stock awards.
(2)The Company announced a $100.0 million stock repurchase program in October 2023 under which the Company was authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. No shares were repurchased during the third quarter of 2024 under this plan, which expired in October 2024 and was replaced with a $100.0 million stock repurchase program approved in October 2024. This new plan will remain in effect through October 2025 or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased.
(3)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 5. OTHER INFORMATION

Trading Plans
During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

Item 6. EXHIBITS

Exhibit Number	Description

2(i)	Agreement and Plan of Merger by and between Renasant Corporation and The First Bancshares, Inc., dated as of July 29, 2024(1)

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (2)

(3)(ii)	Articles of Amendment to the Articles of Incorporation of Renasant Corporation(3)

(3)(iii)	Amended and Restated Bylaws of Renasant Corporation (4)

10(i)	Form of The First Voting Agreement(5)

10(ii)	Form of Renasant Voting Agreement(6)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (Unaudited).

(104)	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

(1)Filed as exhibit 2(i) to the Form 8-K of the Company filed with the Securities and Exchange Commission (the “Commission”) on July 29, 2024, and incorporated herein by reference. The disclosure schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Renasant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
(2)Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Commission on May 10, 2016, and incorporated herein by reference.
(3)Filed as exhibit 3(i) to the Form 8-K the Company filed with the Commission on April 25, 2024, and incorporated herein by reference.
(4)Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on October 24, 2024, and incorporated herein by reference.
(5)Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on July 29, 2024, and incorporated herein by reference.
(6)Filed as exhibit 10.2 to the Form 8-K of the Company filed with the Commission on July 29, 2024, and incorporated herein by reference.

The Company does not have any long-term debt instruments under which securities are authorized exceeding ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company will furnish to the Commission, upon its request, a copy of all long-term debt instruments.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENASANT CORPORATION
(Registrant)

Date:	November 6, 2024	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2024	/s/ James C. Mabry IV
James C. Mabry IV
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)