Form 10-K
period 2024-12-31
RENASANT CORP
filed 2025-02-26
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 28, 2024, the aggregate market value of the registrant’s common stock, par value $5.00 per share, held by non-affiliates of the registrant, computed by reference to the last sale price as reported on The New York Stock Exchange for such date, was $1,675,664,047.
As of February 18, 2025, 63,657,444 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders of Renasant Corporation are incorporated by reference into Part III of this Form 10-K.

Renasant Corporation and Subsidiaries
Form 10-K
For the Year Ended December 31, 2024

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
Important factors currently known to management that could cause our actual results to differ materially from those in forward-looking statements include the following:
•the Company’s ability to efficiently integrate acquisitions (including its pending acquisition of The First Bancshares, Inc.) into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management (including the possibility that such cost savings will not be realized when expected, or at all, as a result of the impact of, or challenges arising from, the integration of the acquired assets and assumed liabilities into the Company, potential adverse reactions or changes to business or employee relationships, or as a result of other unexpected factors or events);
•potential exposure to unknown or contingent risks and liabilities we have acquired, or may acquire, or target for acquisition, including in connection with the proposed merger with The First Bancshares, Inc.;
•the effect of economic conditions and interest rates on a national, regional or international basis;
•timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings;
•competitive pressures in the consumer finance, commercial finance, financial services, asset management, retail banking, factoring, mortgage lending and auto lending industries;
•the financial resources of, and products available from, competitors;
•changes in laws and regulations as well as changes in accounting standards;
•changes in policy by regulatory agencies or increased scrutiny by, and/or additional regulatory requirements of, regulatory agencies as a result of our proposed merger with The First Bancshares, Inc.;
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
•changes in the sources and costs of the capital we use to make loans and otherwise fund our operations due to deposit outflows, changes in the mix of deposits and the cost and availability of borrowings;
•general economic, market or business conditions, including the impact of inflation;
•changes in demand for loan and deposit products and other financial services;

•concentrations of deposit or credit exposure;
•changes or the lack of changes in interest rates, yield curves and interest rate spread relationships;
•losses resulting from fraudulent activity, including loan and deposit fraud and social engineering attacks targeting our customers, employees and third party vendors;
•increased cybersecurity risk, including potential network breaches, business disruptions or financial losses, including as a result of sophisticated attacks using artificial intelligence and similar tools;
•civil unrest, natural disasters, epidemics and other catastrophic events;
•geopolitical conditions, including acts or threats of terrorism, and actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;
•the impact, extent and timing of technological changes. including the rapid development of artificial intelligence; and
•other circumstances, many of which are beyond management’s control.
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
The information set forth in this Annual Report on Form 10-K is as of February 25, 2025 unless otherwise indicated herein.

PART I
ITEM 1. BUSINESS
General
Renasant Corporation, a Mississippi corporation incorporated in 1982, owns and operates Renasant Bank, a Mississippi banking corporation with operations throughout the Southeast as well as offering factoring and asset-based lending on a nationwide basis. Renasant Bank, in turn, owns and operates Park Place Capital Corporation, a Tennessee corporation with operations across our footprint, and Continental Republic Capital, LLC (doing business as “Republic Business Credit”), a Louisiana limited liability company with nationwide operations. Renasant Bank also owns Renasant Insurance, Inc., a Mississippi corporation, which was engaged in the insurance agency business until Renasant Bank’s sale of substantially all of the assets of Renasant Insurance, Inc. on July 1, 2024. More information about this transaction can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. In this Annual Report, Renasant Bank is sometimes referred to as the “Bank,” while Park Place Capital Corporation is referred to as “Park Place Capital,” and Continental Republic Capital, LLC is referred to as “Republic Business Credit.”
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
Our vision is further validated through our core values which include: (1) employees are our greatest assets, (2) quality is not negotiable and (3) clients’ trust is foremost. Our strategic plan is centered on these values; the plan focuses on attracting high quality deposits, generating organic loan growth and increasing our noninterest income, improving our operating efficiency and enhancing our technological capabilities, remaining opportunistic, and achieving financial performance targets, both on an absolute basis and relative to our peer institutions. We believe that the successful implementation of our strategic plan will promote the satisfaction and development of our employees, clients and shareholders.
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
Proposed Merger with The First Bancshares, Inc.

On July 29, 2024, the Company and The First Bancshares, Inc., a Mississippi corporation (“The First”), entered into an agreement and plan of merger, dated as of July 29, 2024, pursuant to which, subject to the terms and conditions set forth therein, among other things, The First will merge with and into the Company, with the Company as the surviving entity in such merger, and immediately thereafter The First’s subsidiary bank and the Bank will enter into a subsidiary plan of merger, pursuant to which The First’s subsidiary bank will merge with and into the Bank, with the Bank as the surviving entity in such merger. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of common stock of The First will be converted into the right to receive one share of common stock of the Company.
The shareholders of the Company and The First approved the merger at special meetings held on October 22, 2024. The transaction is expected to close in the first half of 2025 and is subject to certain closing conditions, including the receipt of required regulatory approvals.

Operations
In the first half of 2024, the Company had three reportable segments: a Community Banks segment, an Insurance segment and a Wealth Management segment. The Company no longer has an Insurance segment as a result of the sale of the Company’s insurance agency business in July 2024. We do not have any foreign operations.
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
As of December 31, 2024, we had 180 banking, lending and mortgage offices located throughout our markets in the Southeast, while our subsidiary Republic Business Credit had four stand-alone offices in California, Illinois, Louisiana and Texas. Customers may also conduct many banking transactions, such as opening deposit accounts and applying for certain types of loans, through our Online and Mobile Banking Products.
Lending Activities.  Income generated by our lending activities, in the form of interest income, loan-related fees, and income from the sale and servicing of mortgage loans, comprises a substantial portion of our revenue, accounting for approximately 77.7%, 82.8% and 75.1% of our total gross revenues in 2024, 2023 and 2022, respectively. (Total gross revenues consist of interest income on a fully taxable equivalent basis and noninterest income.) Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio by both type, size and geography and conducting ongoing review and management of the loan portfolio. Loans are originated through either our commercial lending groups (which includes the operations of Republic Business Credit) or personal bankers, depending on the relationship and type of service or product desired. Our commercial lending group provides banking services to corporations or other business customers and originates loans for general corporate purposes, such as financing for commercial and industrial projects or income producing commercial real estate. Also included in our commercial lending group are experienced lenders within our specialty lines of business, which consist of our asset-based lending, Small Business Administration lending, healthcare, factoring, and equipment lease financing banking groups. Our personal banking group provides small consumer installment loans, residential real estate loans, lines of credit and construction financing and originates conventional first and second mortgages.
The following is a general description of each of the principal types of loans in our loan portfolio, the relative credit risk of each type of loan and the steps we take to reduce such risk. Our loans are primarily generated within the market areas where our offices are located, while Republic Business Credit generates loans on a nationwide basis.
— Commercial, Financial and Agricultural Loans. Commercial, financial and agricultural loans (referred to as “C&I loans”), which accounted for approximately 14.64% of our total loans at December 31, 2024, are customarily granted to established local business customers in our market area on a fully collateralized basis to meet their credit needs. The terms and loan structure are dependent on the collateral and strength of the borrower. Loan-to-value ratios typically range from 50% to 85%, depending on the type of collateral. Terms are typically short term in nature and are commensurate with the secondary source of repayment that serves as our collateral.
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
— Real Estate – 1-4 Family Mortgage. We are active in the real estate – 1-4 family mortgage area (referred to as “residential real estate loans”), with approximately 27.07% of our total loans at December 31, 2024, being residential real estate loans. In addition, in 2024, we originated for sale on the secondary market approximately $2.0 billion in residential real estate loans through our Mortgage division. The decision to retain residential real estate loans in our portfolio is dependent upon whether the Bank has sufficient liquidity to fund the needs of customers and if rates are favorable to retain the loans. Retained portfolio loans are made primarily through the Bank’s variable-rate mortgage product offerings. We offer both first and second mortgages on residential real estate. Loans secured by residential real estate in which the property is the principal residence of the borrower are referred to as “primary” 1-4 family mortgages. Loans secured by residential real estate in which the property is rented to tenants or is not otherwise the principal residence of the borrower are referred to as “rental/investment” 1-4 family mortgages. We also offer loans for the preparation of residential real property prior to construction (referred to as “residential land development loans”). In addition, we offer home equity loans or lines of credit and term loans secured by first and second mortgages on the residences of borrowers who elect to use the accumulated equity in their homes for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. Originations of residential real estate loans are generated through retail efforts in our branches or originations by or referrals from our Mortgage division or online by our retail mortgage originators. We attempt to minimize the risk associated with residential real estate loans by strictly scrutinizing the financial condition of the borrower; typically, we also limit the maximum loan-to-value ratio. With respect to second lien home equity loans or lines of credit, which inherently carry a higher risk of loss upon default, we limit our exposure by limiting these types of loans to borrowers with higher credit scores.
As noted above, we also originate residential real estate loans with the intention of selling them in the secondary market to third party investors or directly to government sponsored entities. In addition to the origination channels mentioned above, mortgage loans held for sale are also originated through wholesale relationships where we purchase loans from smaller banks, credit unions and brokerage agencies. When these loans are sold, we either release or retain the related servicing rights, depending on a number of factors, such as the pricing of such loans in the secondary market, fluctuations in interest rates that would impact the profitability of the loans and other market-related conditions. Residential real estate originations to be sold are sold either on a “best efforts” basis or under a “mandatory delivery” sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and we are obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a “mandatory delivery” sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. The Company does not actively market or originate subprime mortgage loans.
— Real Estate – Commercial Mortgage. Our real estate – commercial mortgage loans (“commercial real estate loans”) represented approximately 48.40% of our total loans at December 31, 2024. Included in this portfolio are loans in which the owner develops a property with the intention of locating its business there. These loans are referred to as “owner-occupied” commercial real estate loans. Payments on these loans are dependent on the successful development and management of the business as well as the borrower’s ability to generate sufficient operating revenue to repay the loan. The Bank mitigates the risk that our estimate of value will prove to be inaccurate by having sufficient sources of secondary repayment as well as guarantor support. In some instances, in addition to our mortgage on the underlying real estate of the business, our commercial real estate loans are secured by other non-real estate collateral, such as equipment or other assets used in the business.
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
— Real Estate – Construction. Our real estate – construction loans (“construction loans”) represented approximately 8.49% of our total loans at December 31, 2024. Our construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from six to 12 months for residential property and from 24 to 36 months for non-residential and multi-family properties. Similar to non-owner occupied commercial real estate loans, the source of repayment of a construction loan comes from the sale or lease of newly-constructed property, although often construction loans are repaid with the proceeds of a commercial real estate loan that we make to the owner or lessor of the newly-constructed property.
Construction lending entails significant additional risks compared to residential real estate or commercial real estate lending, including the risk that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. The risk is to evaluate accurately the total loan funds required to complete a project and to ensure proper loan-to-value ratios during the construction phase. We address the risks associated with construction lending in a number of ways. As a threshold matter, we generally limit loan-to-value and loan-to-cost ratios to regulatory guidance of 85% of when-completed appraised values for owner-occupied and investor-owned residential or commercial properties, with the exception of those loans with clearly defined risk mitigants. We monitor draw requests either internally or with the assistance of a third party, creating an additional safeguard that ensures advances are in line with project budgets.
— Installment Loans to Individuals. Installment loans to individuals (or “consumer loans”), which represented approximately 0.70% of our total loans at December 31, 2024, are granted to individuals for the purchase of personal goods. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before making a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the collateral securing the loan and hold title until the loan is repaid in full.
— Equipment Financing and Leasing. Equipment financing loans (or “lease financing loans”), which represented approximately 0.70% of our total loans at December 31, 2024, are granted to provide capital to businesses for commercial equipment needs. These loans are generally granted for periods ranging between two and five years at fixed rates of interest. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. We obtain a lien against the collateral securing the loan and hold title (if applicable) until the loan is repaid in full. Transportation, manufacturing, healthcare, material handling, printing and construction are the industries that typically obtain lease financing. In addition, we offer a product tailored to qualified not-for-profit customers that provides real estate financing at tax-exempt rates.
Addressing Aggregate Lending Risks. In addition to the steps described above to mitigate the risks posed by any individual loan relationship, management has implemented a structure that proactively monitors the risk to the Company presented by the Bank’s loan portfolio as a whole. First, we purposefully manage the loan portfolio to avoid excessive concentrations in any particular loan category, industry or geographic region. Our goal is to structure the loan portfolio so that it is well balanced among C&I loans, owner-occupied commercial real estate loans, non-owner occupied commercial real estate loans, residential real estate loans and consumer loans and other lending categories while taking into account current market risks and lending opportunities. Construction and land development loans are allocated between the commercial real estate and residential real estate categories based on the property securing the loan. With respect to construction and land development loans in particular, management monitors whether the allocation of these loans across geography and asset type heightens the general risk associated with these types of loans. We also monitor concentrations in our construction and land development loans based on guidelines promulgated by banking regulators, which involves evaluating the aggregate value of these loans as a percentage of our risk-based capital (this is referred to as the “100/300 Test” and is discussed in more detail under the “Supervision and Regulation” heading below) as well as monitoring loans considered to be high volatility commercial real estate. A further discussion of the risk reduction policies and procedures applicable to our lending activities can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management – Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments.”
Investment Activities. We acquire investment securities to provide a source for meeting our liquidity needs, to generate investment returns and to supply securities to be used in collateralizing certain deposits and other types of borrowings. We primarily acquire mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities such as FNMA, FHLMC and GNMA (colloquially known as “Fannie Mae,” “Freddie Mac” and “Ginnie Mae,” respectively) as well as municipal securities. Generally, cash flows from maturities and calls of our investment securities that are not used to fund loan growth or repay debt are reinvested in investment securities. We also hold investments in corporate debt and pooled trust preferred securities. At December 31, 2024, the Company’s investment securities included both available for sale and held to maturity classifications.
Investment income generated by our investment activities, both taxable and tax-exempt, accounted for approximately 3.9%, 1.1% and 7.9% of our total gross revenues in 2024, 2023 and 2022, respectively.
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
Fees generated through the deposit services we offer accounted for approximately 4.9%, 5.7% and 7.6% of our total gross revenues in 2024, 2023 and 2022, respectively. Excluding brokered deposits, the deposits held by the Bank have been primarily generated within the market areas where our branches are located.
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

For 2024, the Wealth Management segment generated total revenue of $25.9 million, or 2.4% of the Company’s total gross revenues. Wealth Management operations are headquartered in Tupelo, Mississippi, and Birmingham, Alabama, but our products and services are available to customers in all of our markets through our community banks.
Operations of Insurance
Prior to the sale of our insurance agency business in July 2024, Renasant Insurance, Inc. was a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. For 2024, Renasant Insurance, Inc. generated total revenue of $7.4 million, or 0.1% of the Company’s total gross revenues, and operated eight offices throughout north and north central Mississippi. Renasant Insurance, Inc. now leases all of these offices to the party that acquired its insurance agency business.
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
The description below summarizes certain elements of the regulatory framework applicable to us and the Bank. This summary is not, however, intended to describe all laws, regulations and policies applicable to us and the Bank, and the description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretative letters and other written guidance that are described below. Further, the following discussion addresses the regulatory framework as in effect as of the date of this Annual Report on Form 10-K. Legislation and regulatory action to implement new laws and regulations and to revise or repeal existing federal and Mississippi banking, consumer protection, securities and other applicable laws and regulations, sometimes in a substantial manner, are continually under consideration by the U.S. Congress, state legislatures and federal and state regulatory agencies. For example, the FDIC has recently given indications that the scope and focus of its activities may be significantly altered, and the Trump Administration has stated that it plans to substantially streamline the CFPB’s operations, which have essentially ceased as of the date of this Annual Report on Form 10-K. Accordingly, the following discussion must be read in light of the enactment of any new federal or state banking laws or regulations or any amendment or repeal of existing laws, regulations or regulatory guidance, or any change in the policies or the enforcement focus of the regulatory agencies with jurisdiction over the Company’s operations, after the date of this Annual Report on Form 10-K.
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
The capital requirements applicable to the Company are substantially similar to those imposed on the Bank under FDIC regulations, described below under the heading “Supervision and Regulation of Renasant Bank - Capital Adequacy Guidelines; Prompt Corrective Action.”
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
The Federal Reserve has provided guidance on the criteria it uses to evaluate a bank holding company’s request to pay dividends in an aggregate amount that will exceed the company’s earnings for the period in which the dividends will be paid. For purposes of this analysis, “dividend” includes not only dividends on preferred and common equity but also dividends on debt underlying trust preferred securities and other Tier 1 capital instruments. The criteria evaluates whether the holding company (1) has net income over the past four quarters sufficient to fully fund the proposed dividend (taking into account prior dividends paid during this period), (2) is considering stock repurchases or redemptions in the quarter, (3) does not have a concentration in commercial real estate and (4) is in good supervisory condition, based on its overall condition and its asset quality risk. A holding company not meeting these criteria will require more in-depth consultations with the Federal Reserve.
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
Supervision and Regulation of Renasant Bank
General. As a Mississippi-chartered bank, the Bank is subject to the regulation and supervision of the DBCF. As an FDIC-insured institution that is not a member of the Federal Reserve, the Bank is subject to the regulation and supervision of the FDIC. The regulations of the FDIC and the DBCF affect virtually all of the Bank’s activities, including the minimum levels of capital required, the ability to pay dividends, mergers and acquisitions, borrowing, the ability to expand through new branches or acquisitions and various other matters. Finally, having more than $10 billion in assets, our compliance with federal consumer protection laws is subject to examination by the CFPB.
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
The ability of the Bank to pay dividends also is restricted by federal and state laws, regulations and policies. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the DBCF. In addition, the FDIC also has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends. Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. Accordingly, the approval of the DBCF is required prior to the Bank paying dividends to the Company, and under certain circumstances the approval of the FDIC may be required.
Capital Adequacy Guidelines; Prompt Corrective Action. The FDIC has promulgated risk-based capital guidelines similar to, and with the same underlying purposes as, those established by the Federal Reserve with respect to bank holding companies.

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
In addition, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency rules for calculating risk-weighted assets have been set to enhance risk sensitivity and to incorporate certain international capital standards of the Basel Committee on Banking Supervision. These rules affect the calculation of the denominator of a banking organization’s risk-based capital ratios to reflect the higher-risk nature of certain types of loans. For example, a 150% risk weight applies to both certain high volatility commercial real estate acquisition, development and construction loans as well as non-residential mortgage loans 90 days past due or on nonaccrual status. Also, “hybrid” capital items like trust preferred securities no longer enjoy Tier 1 capital treatment, subject to various grandfathering rules. We and the Bank meet all minimum capital requirements as currently in effect, and our grandfathered trust preferred securities qualify for Tier 1 capital treatment. Now that the Company has exceeded $15 billion in assets, we will lose Tier 1 treatment of our junior subordinated debentures if we complete the proposed merger with The First (or we make any other acquisition of a financial institution).
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
100/300 Test. Federal banking regulators use certain criteria to identify financial institutions that are potentially exposed to significant commercial real estate (“CRE”) concentration risk. Among other things, an institution will be deemed to potentially have significant CRE concentration risk exposure if, based on its call report, either (1) total loans classified as acquisition, development and construction (“ADC”) loans represent 100% or more of the institution’s total capital or (2) total CRE loans, which consists of ADC and non-owner occupied CRE loans as defined in regulatory guidance, represent 300% or more the institution’s total capital, where the balance of the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months. The foregoing criteria are commonly referred to as the 100/300 Test. As of December 31, 2024, our ADC loans represented 65% of our total bank level capital, and our total CRE loans represented 273% of our Bank level capital.
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
Anti-Money Laundering/Combatting the Financing of Terrorism. Federal anti-money laundering rules impose various requirements on financial institutions intended to prevent the use of the U.S. financial system to fund terrorist activities or other criminal activity. These provisions include a requirement that financial institutions operating in the United States have anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations. The Bank has established policies and procedures to ensure compliance with federal anti-money laundering laws and regulations.

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
Supervision and Regulation of our Wealth Management Operations
Our Wealth Management operations are subject to licensing requirements and regulation under the laws of the United States and the states in which they operate. The laws and regulations are primarily for the benefit of clients. In all jurisdictions, the applicable laws and regulations are subject to amendment by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Other possible sanctions which may be imposed for violation of regulations include suspension of individual employees, limitations on engaging in a particular business for a specified period of time, censures and fines.
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
Human Capital Resources
The Company’s employees are the key to its success and represent our greatest asset. The Company’s strategic approach to human capital includes (1) attracting, developing and retaining a diverse and talented workforce, (2) providing opportunities for learning, development and advancement within the Company, (3) offering a competitive suite of compensation and benefits, (4) investing in the financial health of our employees, and (5) obtaining employee feedback. As of December 31, 2024, we employed more than 2,200 people throughout all of our segments on a full-time equivalent basis. At December 31, 2024, 14 employees of the Bank served as officers of the Company in addition to their positions with the Bank.
To measure our employees’ overall satisfaction with their job and their experience working for the Company, we periodically survey our employees, with the most recent survey completed at the end of 2023. The participation rate was over 90%, and the survey results generally affirmed that our employees were satisfied with overall working conditions at the Company.
Through its Organizational Development department led by our Chief Experience Officer, the Company provides opportunities for employees to engage in personalized learning and development experiences, including new employee orientation, role-based training programs, technical and enterprise-wide systems trainings, mentoring programs, and leadership development. The intent underlying these programs is to build individual capabilities while supporting the career aspirations of our employees and meeting business objectives. These experiences are delivered through various learning channels including classroom, virtual, on-the-job, and online training. The Company also supports its employees through external continuing education relevant to the operations of the Company and encourages participation in professional organizations. In alignment with the Company’s vision, mission, values and behaviors and in an effort to retain high performing employees, the Company conducts employee feedback surveys regularly and seeks to engage, reward, and recognize employees through strategic programming and initiatives.

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
As of December 31, 2024, approximately 71.52% of our loan portfolio consisted of C&I, construction and commercial real estate loans. These types of loans are generally viewed as having more risk to our financial condition than other types of loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of C&I, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
Our allowance for credit losses may be insufficient, and we may be required to further increase our provision for credit losses.
Although we try to maintain diversification within our loan portfolio to minimize the effect of economic conditions within a particular industry, management also maintains an allowance for credit losses, which is a reserve established through a provision for credit losses on loans charged to expense, to absorb credit losses inherent in the entire loan portfolio. The credit loss estimation process involves procedures to appropriately consider the unique characteristics of the Company’s loan portfolio segments, and the results of those evaluations are utilized in the Company’s estimation of expected credit losses. Credit quality monitoring procedures and indicators can include an assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories and other factors, including the Company’s risk rating system, regulatory guidance and economic conditions, such as the unemployment rate and GDP growth, as well as trends in the market values of underlying collateral securing loans, all as determined based on input from management, loan review staff and other sources. This evaluation is complex and inherently subjective, as it requires estimates by management that are inherently uncertain and therefore susceptible to significant revision as more information becomes available. In addition, our credit quality monitoring procedures may fail to detect credit risk issues within the loan portfolio if important factors contributing to credit risk are not identified by management or given sufficient weight. There may be significant changes in the allowance and provision for credit losses in future periods as the estimates used by management, and assumptions underlying such estimates, are supplemented and adjusted in light of then-prevailing factors and forecasts.
Any deterioration of current and future economic conditions could cause us to experience higher than normal delinquencies and credit losses. As a result, we may be required to make further increases in our provision for credit losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs or downgrades, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, we will incur additional provision expense to increase the allowance for credit losses. Any increase in our provision for credit losses will result in a decrease in net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations. A discussion of the policies and procedures related to management’s process for determining the appropriate level of the allowance for credit losses is set forth under the headings “Critical Accounting Policies and Estimates” and “Risk Management – Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.
We are subject to interest rate risk.
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy by the Federal Reserve, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect (1) our ability to originate loans and generate deposits or access other sources of liquidity, which could reduce the amount of fee income generated, and (2) the fair value of our financial assets and liabilities. Any substantial unexpected or prolonged change in interest rates could have a material adverse effect on our businesses, financial conditions and results of operations.
Our financial results are constantly exposed to market risk.
Market risk refers to the probability of variations in net interest income or the fair value of our assets and liabilities due to changes in interest rates, among other things. The primary source of market risk to us is the impact of changes in interest rates on net interest income. We are subject to market risk because of the following factors:

—	Assets and liabilities mature or reprice at different times. For example, if assets reprice more slowly than liabilities and interest rates are generally rising, earnings may decline.
—	Assets and liabilities reprice at the same time but by different amounts. For example, when interest rates are generally rising, we may increase rates charged on loans by an amount that is less than the general increase in market interest rates because of intense pricing competition, while similarly intense pricing competition for deposits dictates that we raise our deposit rates in line with the general increase in market rates. Also, risk occurs when assets and liabilities have similar repricing frequencies but are tied to different market interest rate indices that may not move in tandem.
—	Short-term and long-term market interest rates change by different amounts, i.e., the shape of the yield curve may affect new loan yields and funding costs differently.
—	The remaining maturity of various assets and liabilities shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in our securities portfolio may prepay significantly earlier than anticipated, which could reduce portfolio income. If prepayment rates on our loans increase, we would be required to amortize net premiums into income over a shorter period of time, thereby reducing the corresponding asset yield and net interest income.
—	Interest rates have an indirect impact on loan demand, credit losses, loan origination volume, the value of financial assets and financial liabilities, gains and losses on sales of securities and loans, the value of mortgage servicing rights and other sources of earnings.
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
Inflation risk is the risk that the value of assets or income from investments will be less in the future as inflation decreases the value of money. As noted above, over the course of 2022 and 2023 the Federal Reserve raised interest rates in an effort to fight inflationary conditions. Although the rate of inflation declined in 2024, it remains elevated above the Federal Reserve’s goal of inflation averaging 2% over time. While this elevated level of inflation persists, the value of our investment securities, particularly those with longer maturities, decreases, although this effect can be less pronounced for floating rate instruments. Additionally, inflation increases the cost of goods and services we use in our daily operations which increases our noninterest expense. Furthermore, our customers are impacted by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on the deposits they maintain with us or their ability to repay their loans from us.
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
If we are unable to maintain adequate liquidity, we may attempt to raise additional capital in the equity or debt markets, the success of which will depend on market conditions outside our control and on our financial performance.
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

Our ability to compete successfully depends on a number of factors, including, among other things:
•the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe and sound assets;
•the ability to expand our market position;
•the scope, relevance and pricing of products and services offered to meet customer needs and demands;
•consolidation in the banking industry;
•the impact of legislative, regulatory and technological changes;
•the rate at which we introduce new products and services relative to our competitors;
•customer satisfaction with our level of service; and
•industry and general economic trends.
Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.
We may be adversely affected by the soundness of other financial institutions and other third parties.
The bank failures in March 2023 resulted in general uncertainty regarding the adequacy of liquidity of the banking sector generally and caused significant volatility in the stock prices of publicly-traded bank holding companies. These developments appear to have prompted some customers to maintain their deposits with larger financial institutions. Competition for deposits remains intense, and the cost of funding, both for deposits and other sources of liquidity, has increased. If the concerns surrounding the banking sector persist, our businesses, financial condition and results of operations could be materially adversely impacted.
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
At December 31, 2024, approximately 83.96% of our loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower. Any adverse change in real estate values in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for credit losses to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.
We have significant credit exposure in commercial real estate.
In addition to the general risks associated with our lending activities described above, CRE loans are subject to additional risks. These loans depend on cash flows from the property to service the debt. Cash flows, either in the form of rental income or the proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. A general downturn in the local economy where the property is located, or a decline in occupancy rates in particular, could increase the likelihood of default. An increase in defaults in our CRE loan portfolio could have a material adverse effect on our financial condition and results of operations. As discussed under the heading “Supervision and Regulation” in Item 1, Business, above, the federal banking agencies promulgated guidance regarding when an institution will be deemed to potentially have significant CRE concentration risk exposure, as indicated by the results of the 100/300 Test. Although the 100/300 Test is not a limit on our lending activity, if any future results of a 100/300 Test evaluation show us to have a potential CRE concentration risk, we may elect, or be required by our regulators, to adopt additional risk management practices or other limits on our activities, which could have a material adverse effect on our financial condition and results of operations.

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
Fraud is a major, and increasing, operational risk for us and all banks.
In recent years, fraud risk has emerged as a significant risk for all financial institutions, including us. Deposit fraud (such as check forging, check kiting and wire fraud) and loan fraud continue to be major sources of fraud attempts and actual loss. Fraud directed against our employees, vendors and customers – generally using deception to initiate unauthorized funds transfers – has emerged as another major source of fraud loss. The methods used by illicit actors to perpetrate fraud, and our efforts to combat it, constantly evolve as technology advances. In addition to cybersecurity risk (discussed below), emerging technologies, including rapid developments in the capabilities and applications of artificial intelligence, have made it easier for illicit actors to obtain and use customer personal information, mimic communications to or from customers, mimic signatures, and create false, or “synthetic,” instructions, documents and media that appear genuine.
Our efforts to combat fraud are both preventive (anticipating fraudulent activity, educating employees and customers) and responsive (detecting, halting and remediating fraud attempts). We have established policies and procedures to identify, monitor and mitigate fraud-related risks, and we continue to invest in systems, resources, and controls to better detect and prevent fraud. However, there are inherent limitations to our ability to anticipate, mitigate and remediate all fraud-related risks, particularly in light of the pace of technological advances. Some level of fraud loss is unavoidable, and the risk of a major loss cannot be eliminated. Accordingly, we could suffer unexpected losses, incur additional expenses to correct failures in our systems, and be subject to potential claims from third parties and government agencies. Any of these consequences could adversely affect our reputation, business, financial condition, and results of operations.
A failure or breach of our communications and information security systems, or those of our vendors and customers, and cybersecurity incidents, including cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation and create significant financial and legal exposure for us.
The Company, our vendors (inclusive of vendors to our vendors) and our customers rely heavily on communications and information security systems to securely and reliably process, record, transmit and monitor confidential and other information through our and their computer systems and networks. Our operational systems, including, among other things, deposit and loan servicing, online and mobile banking, wealth management, accounting and data processing, could be materially adversely impacted by a failure, interruption or breach in the security or integrity of any of these systems, including systems under the control of vendors. As a financial institution, the Company is subject to ongoing threats to its systems, software, networks and other technology that originate from various sources, including our employees, cyber-criminals, hacktivists, groups linked to terrorist organizations or hostile countries, and third parties aiming to disrupt financial institutions more generally. Information security threats include computer hacking involving the introduction of computer viruses or malicious code known as “malware” into the Company’s systems, cyber-attacks, identity theft, electronic fraudulent activity and attempted theft of financial assets. These threats, which are designed to obtain unauthorized access to confidential information belonging to the Company or its customers, manipulate or destroy data or systems, disrupt service on the Company’s systems, or steal money through the use of “ransomware” or unauthorized funds transfers, are increasing in frequency and sophistication and are often facilitated by artificial intelligence tools. In addition, our systems are threatened by unpredictable events such as terrorist attacks, power outages or tornadoes or other natural disasters. The Company may not be able to effectively implement, develop and manage critical systems and information technology infrastructure to facilitate strategic business initiatives, which could impair our ability to achieve financial, operational, compliance and strategic objectives and negatively affect our business, financial condition or results of operations.
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
The Company has experienced security breaches and cyber-attacks in the past, although to date none of these attacks has materially impacted the Company. For example, beginning in May 2023, the Company began receiving notices from a number of its vendors regarding the data breach related to the MOVEit Transfer software suffered by the vendor or a vendor to such vendor (the Company itself did not use the software). The data breach experienced by these vendors involved the names, account numbers, Social Security numbers and other nonpublic personal information of a relatively small number of our customers. For each incident, the Company caused notices of the data breach to be delivered to impacted clients and notified federal and state regulatory authorities about the incident. The relevant vendors also offered complementary credit monitoring services to consumer customers. The Company has also heightened its monitoring of the vendors’ efforts to strengthen their information security infrastructure and prevent any further unauthorized access to its systems. Nonetheless, it is inevitable that additional attacks will occur in the future, which may result in security breaches. Future security breaches could result in serious and harmful consequences for the Company or its clients and customers.
Our risk management framework may not be effective in mitigating risk and loss to us.
We are subject to numerous risks, including lending risk, interest rate risk, liquidity risk, market risk, information security risk and model risk, among other risks encountered in the ordinary course of our operations. We have implemented processes and procedures designed to identify, measure, monitor and mitigate these risks. However, all risk management frameworks are inherently limited, for a number of reasons. First, we may not have identified all material risks affecting our operations. Next, our current procedures may not anticipate future development of currently unanticipated or unknown risks. Also, we may have underestimated the impact of known risks or overestimated the effectiveness of the policies and procedures we have implemented to mitigate these risks. Increases in the scope and complexity of our operations and our reliance on vendors, among other things, have increased the level of risk that we must manage. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.
Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We have grown our business through the acquisition of entire financial institutions and non-bank commercial finance companies and through de novo branching. We intend to continue pursuing this growth strategy for the foreseeable future, including our proposed merger with The First. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:
Management of Growth.  We may be unable to successfully:
•maintain loan quality in the context of significant loan growth;
•maintain adequate management personnel and systems to oversee such growth;
•maintain adequate internal audit, loan review and compliance functions; and
•implement additional policies, procedures and operating systems required to support such growth.
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
The success of our acquisitions, including our proposed merger with The First, depends on, among other things, our ability to realize anticipated cost savings and integrate the acquired assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, we make fair value estimates of certain assets and liabilities in recording each acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the particular acquisition.
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
Our future growth and profitability depend, in part, on our ability to successfully manage the combined operations. Integration of an acquired business can be complex and costly, and we may encounter a number of difficulties, such as:
•deposit attrition, customer loss and revenue loss;
•the loss of key employees;
•the disruption of our operations and business;
•our inability to maintain and increase competitive presence;
•possible inconsistencies in standards, control procedures and policies;

•unexpected problems with costs, operations, personnel, technology and credit; and/or
•general market and economic conditions or governmental actions affecting the financial industry.
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
When we attempt to expand our business through mergers and acquisitions (including FDIC-assisted transactions), we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services or, in the case of FDIC-assisted transactions, on account of the loss share arrangements with the FDIC associated with such transactions. In addition to the general risks associated with our growth plans and the particular risks associated with FDIC-assisted transactions, both of which are highlighted above, in general acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:
•the time and costs associated with identifying and evaluating potential acquisition and merger targets and negotiating a transaction;
•inaccuracies in the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution;
•the time and costs of evaluating new markets, hiring experienced local management and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
•our ability to finance an acquisition and possible dilution to our existing shareholders;
•the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;
•entry into new markets where we lack experience; and
•risks associated with integrating the operations and personnel of acquired businesses.
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
Although our common stock is listed for trading on the New York Stock Exchange, the average daily trading volume in our common stock is generally less than that of many of our competitors and other bank holding companies that are publicly-traded companies. For the 60 days ended February 18, 2025, the average daily trading volume for Renasant common stock was 533,278 shares per day. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Significant sales of our common stock, or the expectation of these sales, could cause volatility in the price of our common stock.
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
Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky and is subject to the same market forces that affect the price of common stock in any company. As a result, an investor may lose some or all of its investment in our common stock.
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
Shares of our common stock eligible for future sale, including those that may be issued in any other private or public offering of our common stock for cash or as incentives under equity incentive plans, could have a dilutive effect on the market for our common stock and could adversely affect market prices. As of February 18, 2025, there were 150,000,000 shares of our common stock authorized, of which 63,657,444 shares were outstanding, and we anticipate issuing approximately 31.8 million shares in connection with the completion of our merger with The First.

Risks Relating to the Merger with The First
Failure to complete our merger with The First could negatively affect our share price, future business and financial results.
Although we anticipate closing the merger with The First in the first half of 2025, we cannot guarantee when, or whether, the merger will be completed. The completion of the merger is subject to a number of customary conditions which must be fulfilled in order to complete the merger.
If the merger with The First is not completed for any reason, our ongoing business and financial results may be adversely affected and we will be subject to several risks, including:
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
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated, cannot be met, or that could have an adverse effect on the combined company following the consummation of the merger with The First.
Before the merger with The First may be completed, various approvals, consents and/or non-objections must be obtained from bank regulatory authorities, including the Federal Reserve, FDIC, and the DBCF. Additionally, the U.S. Department of Justice has between 15 and 30 days following approval of the merger by the Federal Reserve and FDIC, respectively, to challenge the approval on antitrust grounds.
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
The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the merger. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of the merger, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. The completion of the merger is conditioned on the receipt of the requisite regulatory approvals without the imposition of any materially financially burdensome regulatory condition and the expiration of all statutory waiting periods. Additionally, the completion of the merger is conditioned on the absence of certain laws, orders, injunctions or decrees issued by any court or governmental entity of competent jurisdiction that would prevent, prohibit or make illegal the completion of the merger or any of the other transactions contemplated by the agreement governing the merger with The First.
Our ongoing business and financial results may be adversely affected by a delay in receipt of necessary regulatory approvals, a denial of a regulatory application, or the imposition of a burdensome regulatory condition.
We and The First will be subject to various uncertainties while the merger is pending that could adversely affect our financial results or the anticipated benefits of the merger.
Uncertainty about the effect of the merger with The First on counterparties to contracts, employees and other parties may have an adverse effect on us or the anticipated benefits of the merger. These uncertainties could cause contract counterparties and others who deal with us or The First to seek to change existing business relationships with us or The First, and may impair our and The First’s ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter. Employee retention and recruitment may be particularly challenging prior to completion of the Merger, as our employees and prospective employees, and the employees and prospective employees of The First, may experience uncertainty about their future roles with us following the merger.

The First may have liabilities that are not known to us.
In connection with the merger with The First, we will assume all of The First’s liabilities by operation of law. There may be liabilities that we failed or were unable to discover in the course of performing due diligence investigations into The First, or we may not have correctly assessed the significance of certain liabilities of The First identified in the course of our due diligence. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
The merger with The First may be completed on different terms from those contained in the merger agreement.
Prior to the completion of the merger with The First, we and The First may, by mutual agreement, amend or alter the terms of the agreement governing the merger, including with respect to, among other things, the merger consideration or any covenants or agreements with respect to the parties’ respective operations during the pendency of the merger. Any such amendments or alterations may have negative consequences to us.
Risks Relating to the Combined Company’s Business Following the Merger with The First
The market price of the common stock of the combined company after the merger with The First may be affected by factors different from those currently affecting the shares of Renasant common stock.
Upon the completion of the merger with The First, Renasant shareholders and The First shareholders will become shareholders of the combined company. Renasant’s business differs from that of The First, and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations of each of The First and Renasant.
Sales of substantial amounts of Renasant common stock in the open market by former shareholders of The First could depress Renasant’s stock price.
Shares of Renasant common stock that are issued to The First shareholders in the merger will be freely tradable without restrictions or further registration under the Securities Act of 1933, as amended. As noted above, approximately 31.8 million shares of Renasant common stock in connection with the merger. If the merger is completed and if The First’s former shareholders sell substantial amounts of Renasant common stock in the public market following completion of the merger, the market price of Renasant common stock may decrease. These sales might also make it more difficult for Renasant to sell equity or equity-related securities at a time and price that it otherwise would deem appropriate.
We expect to incur substantial transaction costs in connection with the merger with The First.
We have incurred, and we expect to continue to incur, a significant amount of non-recurring expenses in connection with the merger with The First, including legal, accounting, consulting and other expenses. In general, these expenses are payable by us whether or not the merger is completed. Additional unanticipated costs may be incurred following consummation of the merger in the course of the integration of our business and the business of The First. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all..
The merger with The First will result in changes to the board of directors of the combined company and the surviving bank.
Upon completion of the merger, the composition of the combined company boards of directors will be different than the current Company and Bank boards of directors. The Company board of directors and the Bank board of directors will consist of: (1) the current members of the Company board of directors and four current members of The First board of directors and (2) the current members of the Bank board of directors and six current members of The First Bank board of directors, respectively. This new composition of the combined company boards of directors may affect the future decisions of the combined company.
The unaudited pro forma financial information included as an exhibit to our Current Report on Form 8-K filed on July 29, 2024, is presented for illustrative purposes only and does not purport to be indicative of our financial condition or results of operations following the completion of the merger with The First.
The unaudited pro forma financial information included as an exhibit to our Current Report on Form 8-K filed on July 29, 2024, is presented for illustrative purposes only, is based on various adjustments, assumptions and preliminary estimates and may not be an indication of our financial condition or results of operations following the consummation of the merger with The First. Our actual financial condition and results of operations following the consummation of the merger may not be consistent with, or evident from, the pro forma financial statements. In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect our financial condition or results of operations following the consummation of the merger. Our potential for future business success and operating profitability must be considered in light of the risks, uncertainties, expenses and difficulties typically encountered by recently combined companies.
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
•The principle of least privilege: Access approval for the Company’s employees is coordinated between an employee’s manager, the Company’s human resources department and the information systems administrator. The goal is to give an employee access rights to our data, applications and other information resources only to the extent necessary for the employee to perform the functions of the particular job. Any change in employment responsibilities that requires access changes is implemented using the same access approval procedures. Finally, all remote access into the Company’s networks must be approved by the Chief Information Security Officer (which we refer to as the “CISO”).
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

The information security program applies to all of the Company’s business lines and employees as well as to vendors and other third parties with access to the Company’s information systems or its confidential and proprietary information. Whenever we consider a new product or service to offer to our clients, or a new means of offering or providing an existing product or service, or a new back-office process or procedure, the implications to the Company’s information security are required to be considered.
Our CISO, a Certified Information Systems Security Professional, leads the Company’s information security team, which has over 50 years’ combined experience in providing solutions to manage information security, compliance, privacy and technology management. The Board of Directors’ Technology Committee and its Enterprise Risk Management Committee (the “ERM Committee”) oversee our information security team, receiving regular updates related to the material features of the information security program, our success and failures in maintaining information security and emerging threats and management’s proposed response thereto.
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
Employee Training and Security Awareness. All employees are required to complete an annual security awareness training program. Courses within the training program include general cybersecurity best practices as well as a course specifically related to social engineering, email and social media security. The Company also conducts routine internally-focused exercises to help raise employee awareness of the risks associated with cybersecurity. For example, over the course of 2024, employees received at least one email per quarter designed to test employees’ ability to identify and avoid potential “phishing” emails, and those employees that fail this phishing test are assigned additional training. In addition, annually the Company’s incident response team engages in a cyber attack tabletop exercise designed by the Financial Services Information Sharing and Analysis Center that helps to train the incident response team in overcoming a simulated attack against Renasant’s payment systems and processes.
Governance and Oversight
Management Role. The Company takes a layered approach to the governance of its cybersecurity risk management. The first line of defense against cybersecurity risk is the company’s information security team, led by the CISO. This team is primarily responsible for promptly identifying cybersecurity risks associated with our existing and anticipated operations and, once identified, assessing the level that each cybersecurity risk poses to us, and then controlling or mitigating to the extent reasonably possible (in the context of the Company’s operations and resources, and competitive factors affecting how banks and other financial services companies conduct operations, among other things).
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
Board Oversight. The Company’s Board of Directors primarily oversees the risks related to our technological infrastructure, information security, cybersecurity, business continuity and disaster recovery programs through its Technology Committee and the ERM Committee. These committees meet quarterly, and their activities are reported to the full Board of Directors.
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
The ERM Committee incorporates the assessment, monitoring and mitigation of cybersecurity risk into its monitoring of the Company’s broader enterprise risk management function. The Company tracks numerous risk metrics relating to cybersecurity, and at each meeting of the ERM Committee, the Chief Risk Officer reports on the status within established tolerances of each risk metric as well as the assessment of the metric’s trend of increasing or decreasing risk. These metric reports give the ERM Committee a broad view of the aggregate cybersecurity risk that the Company faces at any particular time, insight into any particular areas of risk as well as an opportunity for the ERM Committee to discuss with management the steps taken or to be taken to address risks that are out of tolerance or trending in that direction. In addition to this report, the CISO’s report to the

Technology Committee described above is included the materials for ERM Committee meetings. The chair of the Technology Committee is a member of the ERM Committee, enabling the chair to convey to the ERM Committee details of the discussions with respect to the CISO’s report as well as other matters related to our technological infrastructure and the impact thereof on matters within the ERM Committee’s focus. Finally, the CISO attends ERM Committee meetings, providing additional detail, and answering committee members’ questions, about the CISO’s report.
ITEM 2. PROPERTIES
The principal executive offices of the Company are located at 209 Troy Street, Tupelo, Mississippi. Various departments occupy each floor of the five-story building.
As of December 31, 2024, Renasant operated 150 full-service branches, 11 limited-service branches, 157 ATMs and 54 Interactive Teller Machines (ITMs). Our Community Banks and Wealth Management segments operate out of all of these branches.
The Bank also operates 16 locations used exclusively for mortgage banking and three locations used exclusively for loan production. The Wealth Management segment operates two locations used exclusively for investment services.
Republic Business Credit, a wholly-owned subsidiary of the Bank, operates four stand-alone offices in California, Illinois, Louisiana and Texas.
We own or lease our facilities and believe all of our properties are in good condition to meet our business needs. None of our properties are subject to any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company, the Bank, or any of its subsidiaries are a party or to which any of their property is subject, and no such legal proceedings were terminated in the fourth quarter of 2024.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
The Company’s common stock trades on The New York Stock Exchange under the ticker symbol “RNST.” On February 18, 2025, the Company had approximately 3,894 shareholders of record and the closing sales price of the Company’s common stock was $38.29.
Please refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number or Approximate Dollar Value of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)(3)
October 1, 2024 to October 31, 2024	588	$32.74	—	$100,000
November 1, 2024 to November 30, 2024	—	—	—	100,000
December 1, 2024 to December 31, 2024	—	—	—	100,000
Total	588	$32.74	—
(1)All shares in this column represent shares of Renasant Corporation stock withheld to satisfy the federal and state tax liabilities related to the vesting of time-based restricted stock awards.
(2)The Company announced a $100.0 million stock repurchase program in October 2023 under which the Company was authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. No shares were repurchased during the fourth quarter of 2024 under this plan, which expired in October 2024 and was replaced with a $100.0 million stock repurchase program approved in October 2024. This new plan will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. No shares were repurchased during the fourth quarter of 2024 under this plan.
(3)Dollars in thousands.
Unregistered Sales of Equity Securities
The Company did not sell any unregistered equity securities during 2024.

Stock Performance Graph
The following performance graph, obtained from S&P Global Market Intelligence, compares the performance of our common stock to the NYSE Composite Index and to the S&P U.S. BMI Banks - Southeast Region Index, which is a peer group of regional bank holding companies (including the Company), for the measurement period. The performance graph assumes that the value of the investment in our common stock, the NYSE Composite Index and the S&P U.S. BMI Banks - Southeast Region Index was $100 at January 1, 2019, and that all dividends were reinvested.

Total Return Performance
Index Value
250
200
150
100
50
2019
2020
2021
2022
2023
2024
Period Ending
Renasant Corporation
NYSE Composite Index
S&P U.S. BMI Banks - Southeast Region Index

	Period Ending December 31,
	2019	2020	2021	2022	2023	2024
Renasant Corporation	$100.00	$98.38	$113.42	$115.35	$106.47	$116.18
NYSE Composite Index	100.00	106.99	129.11	117.04	133.16	154.19
S&P U.S. BMI Banks - Southeast Region Index	100.00	89.66	128.06	104.16	107.45	139.40
(1)The S&P U.S. BMI Banks - Southeast Region Index, is a peer group of 50 regional bank holding companies, whose common stock is traded either on the New York Stock Exchange, NYSE Amex or NASDAQ, and which are headquartered in Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia.
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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Thousands, Except Share Data)
The following discussion and analysis of our financial condition as of December 31, 2024 and 2023 and results of operations for each of the years then ended should be read together with the cautionary language regarding forward-looking statements at the beginning of this Annual Report on Form 10-K and the consolidated financial statements and related notes included under Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, which provides a discussion of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K.
Performance Overview
Net income was $195,457 for 2024 compared to $144,678 for 2023. Basic and diluted earnings per share (“EPS”) were $3.29 and $3.27, respectively, for 2024 compared to $2.58 and $2.56, respectively, for 2023. At December 31, 2024, total assets increased to $18,034,868 from $17,360,535 at December 31, 2023. The changes in our financial condition and results of operations from 2023 to 2024 were driven by a number of factors, the most prominent of which are highlighted below:

Financial Highlights
—	In July 2024, the Company and The First Bancshares, Inc. (“The First”) entered into an agreement and plan of merger, pursuant to which, subject to the terms and conditions set forth therein, among other things, The First will merge with and into the Company, with the Company as the surviving entity in such merger, and immediately thereafter, The First’s subsidiary bank and Renasant Bank will enter into a subsidiary plan of merger, pursuant to which The First’s subsidiary bank will merge with and into Renasant Bank, with Renasant Bank as the surviving entity in such merger. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of common stock of The First will be converted into the right to receive one share of common stock of the Company.
The merger is expected to close in the first half of 2025 and is subject to certain closing conditions, including the receipt of required regulatory approvals
—	In July 2024, the Company completed its public offering of an aggregate of 7,187,500 shares of its common stock for net proceeds of approximately $217,000. The Company intends to use the net proceeds of the offering for general corporate purposes to support its continued growth, including investments in the Bank and future strategic acquisitions.
—	In July 2024, Renasant Bank sold substantially all of the assets of Renasant Insurance, Inc., its insurance agency (“Renasant Insurance”), for cash proceeds of $56,390 resulting in a positive after-tax impact to earnings of $34,092, which is net of transaction expenses.
—
Net interest income decreased $7,131 to $512,196 for 2024 as compared to $519,327 for 2023. The decrease from 2023 to 2024 was due to the increase in deposit costs more than offsetting the increase in interest income from higher yields, bolstered by the growth in our average earning assets exceeding the growth in interest bearing deposits.

—
Net charge-offs as a percentage of average loans were 0.06% and 0.10% in 2024 and 2023, respectively. The Company recorded a provision for credit losses of $9,273 in 2024 as compared to a provision for credit losses of $15,593 in 2023.

—
Noninterest income was $203,660 for 2024 compared to $113,075 for 2023. The increase in noninterest income is primarily attributable to the sale of Renasant Insurance in 2024 resulting in a pre-tax gross gain on sale of $53,349. Also in 2023, the Company recognized net losses on sales of securities (including impairments) in connection with the repositioning of our securities portfolio.

—
Noninterest expense was $461,618 and $439,622 for 2024 and 2023, respectively. The increase in noninterest expense is primarily attributable to the aforementioned merger and conversion related expenses in connection with the Company’s announced acquisition of The First and the sale of Renasant Insurance.

—	Loans, net of unearned income, were $12,885,020 at December 31, 2024 compared to $12,351,230 at December 31, 2023, an increase of 4.3%.
—	Deposits totaled $14,572,612 at December 31, 2024 compared to $14,076,785 at December 31, 2023. The Company used core retail deposit growth to paydown $461,441 in brokered deposits during the year.

A historical look at key performance indicators is presented below.

	2024	2023	2022
Diluted EPS	$3.27	$2.56	$2.95
Diluted EPS Growth	27.73%	(13.22)%	(5.45)%
Shareholders’ equity to assets	14.85%	13.23%	12.57%
Tangible shareholders’ equity to tangible assets(1)	9.84%	7.87%	7.01%
Return on Average Assets	1.11%	0.84%	1.00%
Return on Average Tangible Assets(1)	1.20%	0.92%	1.09%
Return on Average Shareholders’ Equity	7.92%	6.50%	7.60%
Return on Average Tangible Shareholders’ Equity(1)	13.63%	12.29%	13.97%
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
Allowance for Credit Losses on Loans
The accounting estimate most important to the presentation of our financial statements that involves considerable subjective judgment and evaluation by management is the allowance for credit losses and the related provision for credit losses. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb such expected credit losses, as prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 326, “Financial Instruments - Credit Losses” (“ASC 326”; ASC 326 is also referred to herein as “CECL”). The discussion under the heading “Loans and the Allowance for Credit Losses” in Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report provides more information regarding the estimates and assumptions, and the uncertainties underlying such estimates and assumptions, involved in the calculation of the allowance for credit losses. Although we consider all reasonably-available information that we believe is relevant to making the assumptions that underlie the Company’s determination of the appropriate amount of the allowance for credit losses, if actual economic or other conditions ultimately differ substantially from the assumptions we used in making the evaluation, then future adjustments (positive or negative) to the allowance may be necessary. Additionally, banking regulators periodically review our allowance for credit losses and may require us to recognize adjustments to the allowance based on their subjective judgment of information available to them at the time of their examination. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis.
For more information about our loan policies and procedures for addressing credit risk, as well as for a discussion of the changes in the allowance for credit losses in 2024 and 2023, please refer to the disclosures in this Item under the heading “Risk Management – Credit Risk and Allowance for Credit Losses for Loans and Unfunded Commitments.”
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
Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at December 31, 2024 compared to December 31, 2023. Total assets were $18,034,868 at December 31, 2024 compared to $17,360,535 at December 31, 2023.
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

	2024		2023
	Balance	% of Portfolio	Balance	% of Portfolio
Obligations of states and political subdivisions	302,596	15.46	322,764	15.05
Mortgage-backed securities	1,472,918	75.26	1,695,604	79.06
Other debt securities	181,643	9.28	126,407	5.89
	$1,957,157	100.00%	$2,144,775	100.00%
Allowance for credit losses - held to maturity securities	(32)		(32)
Securities, net of allowance for credit losses	$1,957,125		$2,144,743
During 2024, we deployed a portion of our liquidity into the securities portfolio and purchased $174,229 in investment securities, with mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprising the majority of such purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are issued by government sponsored entities. Proceeds from the sale of securities in 2024 totaled $177,185, which the Company had the intent to sell as of December 31, 2023, and therefore recognized a non-credit related impairment loss of $19,352 in 2023 in addition to losses on sales of securities earlier in the year of $22,438. During 2024, proceeds from maturities and calls of securities totaled $191,008, and such proceeds were primarily used to fund loan growth.
During 2023, we purchased $11,899 in investment securities, with mortgage-backed securities and CMOs, in the aggregate, comprising the majority of such purchases. Proceeds from the sale of securities in 2023 totaled $488,981. Proceeds from maturities and calls of securities during 2023 totaled $258,978, which were primarily reinvested in the securities portfolio or used to fund loan growth.
During the year ended December 31, 2022, the Company transferred, at fair value, $882,927 of securities from the available for sale portfolio to the held to maturity portfolio. The related net unrealized losses of $99,675 (after tax losses of $74,307) remained in accumulated other comprehensive income (loss) and are amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. At December 31, 2024, the net unrealized after tax losses remaining to be amortized in accumulated other comprehensive income (loss) was $49,045.
The allowance for credit losses on held to maturity securities is evaluated on a quarterly basis in accordance with ASC 326. Expected credit losses on debt securities classified as held to maturity are measured on a collective basis by major security type. The estimates of expected credit losses are based on historical default rates, investment grades, current conditions, and reasonable and supportable forecasts about the future. At December 31, 2024 and 2023, the allowance for credit losses on held to maturity securities was $32.
At December 31, 2024, unrealized losses of $138,608 were recorded on available for sale investment securities with a carrying value of $701,844. At December 31, 2023, unrealized losses of $139,794 were recorded on available for sale securities with a carrying value of $692,593. It is not more likely than not that the Company will be required to sell any security in the investment portfolio prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, more than 90% of available for sale securities have the explicit or implicit backing of the United States government. Performance of these securities has been in line with broader market price performance, indicating to management that increases in market-based, risk free rates, and not credit-related factors, are the reason for the losses. For municipal and corporate securities, the Company considers historical experience with credit sensitive securities, current market conditions, the financial health of the issuer, current credit ratings, ratings changes and outlook, explicit and implicit guarantees, and/or insurance programs when determining the fair value of the contractual cash flows. Based on its review of these factors as of December 31, 2024 and 2023, the Company determined that all such losses resulted from factors not deemed credit related. As a result, no credit-related impairment was recognized in current earnings, and all unrealized losses for available for sale securities were recorded in Accumulated other comprehensive income (loss).
The following table sets forth the scheduled maturity distribution and weighted average yield based on the amortized cost of the debt securities in our investment portfolio as of December 31, 2024.

	Amortized Cost	Yield
Held to Maturity:
Obligations of states and political subdivisions
Maturing within one year	$1,494	2.61%
Maturing after one year through five years	6,017	1.00%
Maturing after five years through ten years	127,004	1.57%
Maturing after ten years	150,027	1.85%
Residential mortgage-backed securities not due at a single maturity date:
Government agency MBS	372,414	1.93%
Government agency CMO	354,882	1.86%
Commercial mortgage-backed securities not due at a single maturity date:
Government agency MBS	16,961	1.79%
Government agency CMO	43,662	1.79%
Other debt securities not due at a single maturity date:	53,683	2.68%
Available for Sale:
Obligations of states and political subdivisions
Maturing within one year or less	1,997	5.46%
Maturing after one year through five years	4,301	3.72%
Maturing after five years through ten years	9,891	1.50%
Maturing after ten years	4,077	1.30%
Other debt securities
Maturing within one year or less	—	—%
Maturing after one year through five years	37,557	6.29%
Maturing after five years through ten years	24,884	4.87%
Maturing after ten years	—	—%
Residential mortgage-backed securities not due at a single maturity date:
Government agency MBS	185,292	1.95%
Government agency CMO	475,311	1.99%
Commercial mortgage-backed securities not due at a single maturity date:
Government agency MBS	11,373	3.53%
Government agency CMO	146,510	2.24%
Other debt securities not due at a single maturity date:	67,734	6.01%
	$2,095,071	2.20%
In the table above, weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%. These yields were calculated using coupon interest for the month of December of 2024, adjusted for discount accretion and premium amortization, where applicable.
For more information about the Company’s securities, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

Loans Held for Sale
Loans held for sale were $246,171 at December 31, 2024 compared to $179,756 at December 31, 2023. Mortgage loans to be sold, which made up all of our loans held for sale at each of December 31, 2024 and 2023, are sold either on a “best efforts” basis or under a “mandatory delivery” sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored entities, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a “mandatory delivery” sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Loans held for sale fluctuates based on mortgage production volume.
Loans
Loans held for investment, which excludes loans held for sale, is the Company’s most significant earning asset, comprising 71.45% and 71.15% of total assets at December 31, 2024 and 2023, respectively. This percentage will fluctuate based on a number of factors, including the extent of our loan growth and whether the Company has excess liquidity on its balance sheet.
The tables below set forth the balance of loans outstanding by loan type and the percentage of loans, by category, to total loans at December 31:

	December 31, 2024		December 31, 2023
	Total Loans	Percentage of Total Loans	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural	$1,885,817	14.64%	$1,871,821	15.15%
Lease financing, net of unearned discount	90,591	0.70%	116,020	0.94%
Real estate – construction:
Residential	256,655	1.99%	269,616	2.18%
Commercial	836,998	6.50%	1,063,781	8.61%
Total real estate – construction	1,093,653	8.49%	1,333,397	10.79%
Real estate – 1-4 family mortgage:
Primary	2,428,076	18.84%	2,422,482	19.61%
Home equity	544,158	4.22%	522,688	4.23%
Rental/investment	402,938	3.13%	373,755	3.03%
Land development	113,705	0.88%	120,994	0.98%
Total real estate – 1-4 family mortgage	3,488,877	27.07%	3,439,919	27.85%
Real estate – commercial mortgage:
Owner-occupied	1,894,679	14.70%	1,648,961	13.35%
Non-owner occupied	4,226,937	32.81%	3,733,174	30.23%
Land development	114,452	0.89%	104,415	0.85%
Total real estate – commercial mortgage	6,236,068	48.40%	5,486,550	44.43%
Installment loans to individuals	90,014	0.70%	103,523	0.84%
Total loans, net of unearned income	$12,885,020	100.00%	$12,351,230	100.00%
Loan concentrations exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2024 and 2023, there were no concentrations of loans exceeding 10% of total loans other than loans disclosed in the table above.

The following table sets forth loans held for investment, net of unearned income, outstanding at December 31, 2024, which, based on remaining contractually-scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less. See “Risk Management – Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments” in this Item 7 for information regarding the risk elements applicable to, and a summary of our loan loss experience with respect to, the loans in each of the categories listed below.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial, financial, agricultural	$1,326,851	$472,565	$86,116	$285	$1,885,817
Lease financing, net of unearned income	1,982	62,985	25,624	—	90,591
Real estate – construction:
Residential	184,178	5,249	42,520	24,708	256,655
Commercial	768,722	56,732	9,619	1,925	836,998
Total real estate – construction	952,900	61,981	52,139	26,633	1,093,653
Real estate – 1-4 family mortgage:
Primary	199,628	525,684	896,711	806,053	2,428,076
Home equity	540,152	2,879	1,046	81	544,158
Rental/investment	95,919	290,406	16,289	324	402,938
Land development	102,306	11,136	263	—	113,705
Total real estate – 1-4 family mortgage	938,005	830,105	914,309	806,458	3,488,877
Real estate – commercial mortgage:
Owner-occupied	797,436	746,254	335,658	15,331	1,894,679
Non-owner occupied	2,598,060	1,427,044	200,986	847	4,226,937
Land development	64,153	47,750	2,549	—	114,452
Total real estate – commercial mortgage	3,459,649	2,221,048	539,193	16,178	6,236,068
Installment loans to individuals	36,495	41,526	11,973	20	90,014
Total loans, net of unearned income	$6,715,882	$3,690,210	$1,629,354	$849,574	$12,885,020

The following table sets forth the fixed and variable rate loans maturing or scheduled to reprice after one year as of December 31, 2024:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Commercial, financial, agricultural	$439,653	$119,313
Lease financing, net of unearned income	88,609	—
Real estate – construction:
Residential	37,085	35,392
Commercial	67,193	1,083
Total real estate – construction	104,278	36,475
Real estate – 1-4 family mortgage:
Primary	1,098,447	1,130,001
Home equity	3,847	159
Rental/investment	291,955	15,064
Land development	11,058	341
Total real estate – 1-4 family mortgage	1,405,307	1,145,565
Real estate – commercial mortgage:
Owner-occupied	1,016,519	80,724
Non-owner occupied	1,506,161	122,716
Land development	48,183	2,116
Total real estate – commercial mortgage	2,570,863	205,556
Installment loans to individuals	52,295	1,224
Total loans, net of unearned income	$4,661,005	$1,508,133

Deposits
The Company relies on deposits as its major source of funds. Total deposits were $14,572,612 and $14,076,785 at December 31, 2024 and 2023, respectively. Noninterest-bearing deposits were $3,403,981 and $3,583,675 at December 31, 2024 and 2023, respectively, while interest-bearing deposits were $11,168,631 and $10,493,110 at December 31, 2024 and 2023, respectively. Interest-bearing deposits included brokered deposits at December 31, 2023 of $461,441, while the Company did not hold any brokered deposits at December 31, 2024.
The decrease in noninterest-bearing deposits across the Company’s footprint in 2024 and 2023 was primarily driven by increases in interest-bearing deposit rates. Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding brokered deposits and time deposits greater than $250,000). Noninterest-bearing deposits decreased to 23.36% of total deposits at December 31, 2024, as compared to 25.46% of total deposits at December 31, 2023, due to noninterest-bearing deposits being moved to other types of deposits or financial products bearing higher interest rates. Under certain circumstances, management may elect to acquire non-core deposits (in the form of brokered or time deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin as well as business opportunities that may accompany deposits we acquire. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Public fund deposits may fluctuate as competitive and market forces change because these deposits are obtained through a bid process. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits at December 31, 2024 were $2,256,461 compared to $1,866,495 at December 31, 2023.
Deposits that are in excess of the FDIC insurance limit were $6,489,547 and $5,778,174 at December 31, 2024 and 2023, respectively. Public fund deposits in excess of the FDIC insurance limit but that were collateralized by pledged securities in the Company’s investment portfolio totaled $1,765,510. The following table shows the maturity of time deposits at December 31, 2024 that are in excess of the FDIC insurance limit (or similar state deposit insurance limits) and that are otherwise uninsured:

Three Months or Less	$293,798
Over Three through Six Months	276,583
Over Six through Twelve Months	184,875
Over 12 Months	10,324
Total	$765,580
Borrowed Funds
Total borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include federal funds purchased, securities sold under agreements to repurchase, and short-term FHLB advances. During 2024 and 2023, we used short-term FHLB borrowings to meet anticipated short-term liquidity needs, which varied throughout the year in response to loan demand and competition for deposits. The weighted-average interest rates on outstanding advances at December 31, 2024 and 2023 were 4.63% and 5.70%, respectively. The following table presents our short-term borrowings by type at December 31:

	2024	2023
Security repurchase agreements	$8,018	$7,577
Short-term borrowings from the FHLB	100,000	300,000
Total short-term borrowings	$108,018	$307,577
At December 31, 2024, long-term debt consists of our junior subordinated debentures and our subordinated notes; no long-term FHLB advances were outstanding. The following table presents our long-term debt by type at December 31:

	2024	2023
Junior subordinated debentures	$113,916	$112,978
Subordinated notes	316,698	316,422
Total long-term debt	$430,614	$429,400
Long-term FHLB borrowings are used to match-fund against large, fixed rate commercial or real estate loans with long-term maturities, which helps mitigate interest rate exposure when rates rise and are also used to meet day-to-day liquidity needs, particularly when the costs of such borrowings compare favorably to the rates required to attract deposits. The Company had $4,004,630 of availability on unused lines of credit with the FHLB at December 31, 2024 compared to $2,922,315 at December 31, 2023. The Company also had credit available at the Federal Reserve Discount Window in the amount of $656,683.
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

Results of Operations
Net Income
Net income for the year ended December 31, 2024 was $195,457 compared to net income of $144,678 for the year ended December 31, 2023. Basic earnings per share for the year ended December 31, 2024 was $3.29 as compared to $2.58 for the year ended December 31, 2023. Diluted earnings per share for the year ended December 31, 2024 was $3.27 as compared to $2.56 for the year ended December 31, 2023.
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

	Twelve Months Ended December 31,
	2024			2023
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Gain on sale of MSR	$(3,724)	$(2,793)	$(0.05)	$(547)	$(44)	$—
Merger and conversion expenses	13,349	11,395	0.19	—	—	—
Gain on extinguishment of debt	(56)	(42)	—	(620)	(503)	(0.01)
Gain on sale of insurance agency	(53,349)	(38,951)	(0.65)	—	—	—
Losses on security sales (including impairments)	—	—	—	41,790	33,926	0.60
Note: Balances in the table above are shown to reflect impact to income if removed (i.e. negative balances for income items and positive balances for expense items).
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 71.95% of total net revenue in 2024. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. The percentage of net interest income as a share of total net revenue decreased from prior years in 2024 due to the sale of our insurance agency and the corresponding increase in noninterest income. If not for the sale of the insurance agency, the percentage of net interest income as a share of total net revenue would be consistent with prior years. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
As discussed below, net interest income decreased 1.37% to $512,196 for 2024 compared to $519,327 in 2023. On a tax equivalent basis, net interest income decreased $7,814 to $522,526 in 2024 as compared to $530,340 in 2023. Net interest margin was 3.34% for 2024 as compared to 3.45% for 2023.
The following table sets forth the daily average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate on each such category for the years ended December 31, 2024, 2023 and 2022:

	2024			2023			2022
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment(1)	$12,579,143	$801,807	6.37%	$11,963,141	$713,897	5.97%	$10,677,995	$476,746	4.15%
Loans held for sale	224,734	13,614	6.06%	181,253	11,807	6.51%	203,981	9,212	4.52%
Securities:
Taxable(2)	1,825,404	37,383	2.05%	2,313,874	44,619	1.93%	2,699,556	45,769	1.70%
Tax-exempt	264,615	5,746	2.17%	332,749	7,634	2.29%	401,960	9,636	2.40%
Total securities	2,090,019	43,129	2.06%	2,646,623	52,253	1.97%	3,101,516	55,405	1.79%
Interest-bearing balances with banks	772,274	39,557	5.12%	568,155	30,375	5.35%	846,768	8,853	1.05%
Total interest-earning assets	15,666,170	898,107	5.73%	15,359,172	808,332	5.26%	14,830,260	550,216	3.71%
Cash and due from banks	188,487			187,127			201,419
Intangible assets	1,006,665			1,012,239			967,018
Other assets	691,373			673,345			639,155
Total assets	$17,552,695			$17,231,883			$16,637,852
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$7,254,646	$226,563	3.12%	$6,357,753	$138,730	2.18%	$6,420,905	$25,840	0.40%
Savings deposits	829,818	2,894	0.35%	971,522	3,197	0.33%	1,116,013	1,023	0.09%
Brokered deposits	237,164	12,942	5.46%	697,699	36,039	5.17%	23,634	1,072	—%
Time deposits	2,466,906	104,193	4.22%	1,874,224	54,365	2.90%	1,310,398	7,273	0.56%
Total interest-bearing deposits	10,788,534	346,592	3.21%	9,901,198	232,331	2.35%	8,870,950	35,208	0.40%
Borrowed funds	566,332	28,989	5.12%	890,765	45,661	5.13%	624,887	25,304	4.05%
Total interest-bearing liabilities	11,354,866	375,581	3.31%	10,791,963	277,992	2.58%	9,495,837	60,512	0.64%
Noninterest-bearing deposits	3,509,958			3,979,951			4,760,432
Other liabilities	221,487			235,463			196,980
Shareholders’ equity	2,466,384			2,224,506			2,184,603
Total liabilities and shareholders’ equity	$17,552,695			$17,231,883			$16,637,852
Net interest income/ net interest margin		$522,526	3.34%		$530,340	3.45%		$489,704	3.31%
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
Net interest income and net interest margin are influenced by internal and external factors. Internal factors include balance sheet changes in volume and mix as well as loan and deposit pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. During 2024, the decline in net interest income and margin was primarily driven by the increase in the cost of deposits year over year. The higher interest rate environment continued to benefit yields on earnings assets, which, coupled with steady loan growth, resulted in an increase in interest income year over year, but this increase was offset by an increase in deposit interest expense. The rate environment negatively impacted both the cost and mix of our funding sources while we continued to grow deposits. The Company has continued its efforts to mitigate increases in the cost of funding through maintaining noninterest-bearing deposits and staying disciplined yet competitive in pricing on interest-bearing deposits in the current rate environment.
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

	2024 Compared to 2023			2023 Compared to 2022
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$37,847	$50,063	$87,910	$62,453	$174,698	$237,151
Loans held for sale	2,679	(872)	1,807	(1,118)	3,713	2,595
Securities:
Taxable	(9,871)	2,635	(7,236)	(6,997)	5,847	(1,150)
Tax-exempt	(1,497)	(391)	(1,888)	(1,602)	(400)	(2,002)
Interest-bearing balances with banks	10,503	(1,321)	9,182	(3,800)	25,322	21,522
Total interest-earning assets	39,661	50,114	89,775	48,936	209,180	258,116
Interest expense:
Interest-bearing demand deposits	21,651	66,182	87,833	(257)	113,147	112,890
Savings deposits	(486)	183	(303)	(149)	2,323	2,174
Brokered deposits	(25,025)	1,928	(23,097)	34,798	169	34,967
Time deposits	20,402	29,426	49,828	4,351	42,741	47,092
Borrowed funds	(17,553)	881	(16,672)	12,535	7,822	20,357
Total interest-bearing liabilities	(1,011)	98,600	97,589	51,278	166,202	217,480
Change in net interest income	$40,672	$(48,486)	$(7,814)	$(2,342)	$42,978	$40,636
The daily average balances of nonaccruing assets are included in the foregoing table. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21% and a state tax rate of 4.45%, which is net of federal tax benefit.
Interest income, on a tax equivalent basis, was $898,107 for 2024 compared to $808,332 for 2023, an increase of $89,775. The following table presents the percentage of total average earning assets, by type and yield, for 2024 and 2023:

	Percentage of Total		Yield
	2024	2023	2024	2023
Loans held for investment	80.29%	77.89%	6.37%	5.97%
Loans held for sale	1.43	1.18	6.06	6.51
Securities	13.34	17.23	2.06	1.97
Interest-bearing balances with banks	4.94	3.70	5.12	5.35
Total earning assets	100.00%	100.00%	5.73%	5.26%
In 2024, interest income on loans held for investment, on a tax equivalent basis, increased $87,910 to $801,807 from $713,897 in 2023. This increase was primarily due to a $616,002 increase in our average balance of loans to $12,579,143 in 2024 from $11,963,141 in 2023, bolstered by a continued mix shift from the repricing of maturing fixed rate lower yielding assets into higher yielding assets
The impact from interest income collected on problem loans and purchase accounting adjustments on purchased loans to total interest income on loans, loan yield and net interest margin is shown in the table below for the periods presented:

	Twelve months ended December 31,
	2024	2023
Net interest income collected on problem loans	$770	$219
Accretable yield recognized on purchased loans	3,402	4,166
Total impact to interest income on loans	$4,172	$4,385
Impact to total loan yield	0.03%	0.04%
Impact to net interest margin	0.03%	0.03%

Interest income on loans held for sale, on a tax equivalent basis, increased $1,807 to $13,614 in 2024 from $11,807 in 2023, due to an increase in average balances during 2024, offset by a decrease in the yield on loans held for sale during the year.

In 2024, investment income, on a tax equivalent basis, decreased $9,124 to $43,129 from $52,253 in 2023, primarily due to the decrease in the balance of the securities portfolio during the year, offset slightly by the increase in yield on securities during 2024 due to the sale or maturity of lower yielding securities. The following table presents the taxable equivalent yield on securities for the periods presented:

	Twelve months ended December 31,
	2024	2023
Taxable equivalent interest income on securities	$43,129	$52,253
Average securities	$2,090,019	$2,646,623
Taxable equivalent yield on securities	2.06%	1.97%
Interest expense was $375,581 in 2024 compared to $277,992 in 2023. The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total		Cost of Funds
	2024	2023	2024	2023
Noninterest-bearing demand	23.61%	26.94%	—%	—%
Interest-bearing demand	48.80	43.04	3.12	2.18
Savings	5.58	6.58	0.35	0.33
Brokered deposits	1.60	4.72	5.46	5.17
Time deposits	16.60	12.69	4.22	2.90
Borrowed funds	3.81	6.03	5.12	5.13
Total deposits and borrowed funds	100.00%	100.00%	2.53%	1.88%
Interest expense on deposits was $346,592 and $232,331 for 2024 and 2023, respectively. The cost of total deposits was 2.42% and 1.67% for the years ending December 31, 2024 and 2023, respectively. The cost of interest-bearing deposits was 3.21% and 2.35% for the same respective periods. The increase in both deposit expense and cost is attributable to the Company’s efforts to offer competitive deposit rates in the high interest rate environment and the continued focus on deposit growth, even while the Company continued its efforts to maintain noninterest-bearing deposits. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on brokered deposits or wholesale borrowings when advantageous or otherwise deemed advisable due to market conditions.
Interest expense on total borrowings was $28,989 and $45,661 for the years ending December 31, 2024 and 2023, respectively, while the cost of total borrowings was 5.12% and 5.13% for the years ended December 31, 2024 and 2023, respectively. The decrease in interest expense is a result of lower average borrowings during 2024.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.
Noninterest Income

Noninterest Income to Average Assets
2024	2023
1.16%	0.66%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our insurance, wealth management and mortgage banking operations, realized gains and losses on the sale or impairment of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income as a percentage of total net revenue was 28.05% and 17.57% for 2024 and 2023, respectively. Noninterest income was $203,660 for the year ended December 31, 2024, an increase of $90,585, or 80.11%, as compared to $113,075 for 2023. The increase during the year was driven primarily by the gain on the sale of Renasant Insurance in July 2024 (which is also the reason that our noninterest income as a percentage of total net revenue was elevated as compared to 2023). The Company also recognized a loss on the sale of securities (including impairment charges) during 2023.

Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $41,779 and $39,199 for the twelve months ended December 31, 2024 and 2023, respectively. Overdraft fees, the largest component of service charges on deposits, increased to $20,611 for the twelve months ended December 31, 2024 compared to $20,095 for the same period in 2023.
Fees and commissions decreased to $16,190 in 2024 as compared to $17,901 in 2023. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. Interchange fees on debit card transactions, the largest component of fees and commissions, were $8,911 for the twelve months ended December 31, 2024 compared to $9,383 for the same period in 2023.
The Company sold Renasant Insurance in July 2024 recognizing a gross gain on sale of $53,349. Prior to the sale, income earned on insurance products in 2024 was $5,473, as compared to $11,102 for the year ended December 31, 2023. Contingency income is a bonus received from the insurance underwriters and is based both on commission income and claims experience on our clients’ policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers. Contingency income, which is included in the “Other noninterest income” line item on the Consolidated Statements of Income, was $987 and $970 for 2024 and 2023, respectively.
Our Wealth Management segment has two divisions: Trust and Financial Services. The Trust division operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $23,559 for 2024 compared to $22,132 for 2023. The market value of assets under management or administration was $6,472,526 and $5,238,131 at December 31, 2024 and 2023, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $1,400,467 in 2024 and $1,330,912 in 2023. In 2024, the Company sold a portion of its mortgage servicing rights portfolio with a carrying value of $19,539 for a pre-tax gain of $3,472. The Company recognized a gain of $547 in 2023 related to the release of a holdback on previously sold mortgage servicing rights assets.
The following table presents the components of mortgage banking income included in noninterest income at December 31:

	2024	2023
Gain on sales of loans, net(1)	$16,612	$14,573
Fees, net	10,216	9,051
Mortgage servicing income, net(2)	9,548	8,789
Mortgage banking income, net	$36,376	$32,413
(1) Gain on sales of loans, net includes pipeline fair value adjustments
(2) Mortgage servicing income, net includes gain on sale of mortgage servicing rights of $3,724 and $547, respectively.
Losses on sales of securities for the twelve months ended 2023 were $22,438, resulting from the sale of approximately $511,419 in securities. The Company also determined to sell a portion of its available-for-sale securities portfolio in December 2023 and thus recognized an impairment on those identified securities of $19,352 as of year-end (the securities were subsequently sold in January 2024). There were no other net gains or losses on sales of securities during 2024. For more information on securities sold in 2024, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and can fluctuate upon the collection of life insurance proceeds. BOLI income increased to $11,567 in 2024 as compared to $10,463 in 2023.
Other noninterest income was $15,311 for 2024 compared to $21,035 for 2023. In addition to the contingency income described above, other noninterest income includes income from our SBA banking division, our capital markets division and other miscellaneous income and can fluctuate based on production within our SBA and capital markets divisions and recognition of other nonseasonal income items. For 2023 other noninterest income included a one-time payment of $2,300 related to our participation in a recovery agreement assumed as part of a previous acquisition.
Noninterest Expense

Noninterest Expense to Average Assets
2024	2023
2.63%	2.55%
Noninterest expense was $461,618 and $439,622 for 2024 and 2023, respectively.
Salaries and employee benefits is the largest component of noninterest expense and represented 61.47% and 64.09% of total noninterest expense at December 31, 2024 and 2023, respectively. During 2024, salaries and employee benefits increased $2,000, or 0.71%, to $283,768 as compared to $281,768 for 2023. The increase in salaries and employee benefits is primarily due to annual merit increases implemented in April 2024 along with increased health and life insurance costs due to unusual claims experience.
Compensation expense recorded in connection with awards of restricted stock, which is included within salaries and employee benefits, was $12,736 and $12,746 for 2024 and 2023, respectively. A portion of the restricted stock awards in both years was subject to the satisfaction of performance-based conditions.
Data processing costs increased $835 to $16,030 in 2024 from $15,195 in 2023. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense in 2024 was $45,960, a decrease of $511 from $46,471 for 2023.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and governmental regulation. Professional fees were $12,418 for 2024 as compared to $13,671 for 2023.
Advertising and public relations expense was $16,210 for 2024, an increase of $1,484 compared to $14,726 for 2023. During 2024 and 2023, the Company contributed approximately $1,255 and $1,392, respectively, to charitable organizations throughout Mississippi, Georgia and Alabama, for which it received a dollar-for-dollar tax credit, and such contributions are included in our advertising and public relations expense.
Amortization of intangible assets totaled $4,691 for 2024 compared to $5,380 for 2023. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately one year to ten years.
Communication expenses are those expenses incurred for communication to clients and between employees. Communication expenses were $8,379 for 2024 as compared to $8,238 for 2023.
Merger and conversion related expenses totaled $13,349 in 2024. These expenses are related to the announced acquisition of The First and the sale of Renasant Insurance. There were no such expense in 2023.
Other noninterest expense includes business development and travel expenses, other discretionary expenses, loan fees expense, fraud losses and other miscellaneous fees and operating expenses. Other noninterest expense was $59,955 for 2024 as compared to $53,906 for 2023. Increased levels of fraud losses from, for example, counterfeit or forged checks, unauthorized debit card charges and wire fraud, is the primary reason for the increase in other noninterest expense. Working with its vendors, the Company is actively working to implement policies and procedures designed to curtail the opportunity for, and the losses resulting from, fraud.
Efficiency Ratio

Efficiency Ratio
2024	2023
63.57%	68.33%
The efficiency ratio is a measure of productivity in the banking industry. (This ratio is a measure of our ability to turn expenses into revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate a dollar of revenue.) The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The efficiency ratio for 2024 was positively impacted by 504 basis points due to the sale of the insurance agency and was negatively impacted by 184 basis points due to merger and conversion expenses. The efficiency ratio for 2023 was negatively impacted by 496 basis points due to losses and impairments on strategic sales of securities. We remain committed to aggressively managing our costs within the framework of our business model. Our goal is to improve the efficiency ratio over time from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.
Income Taxes
Income tax expense for 2024 and 2023 was $49,508 and $32,509, respectively. The effective tax rates for those years were 20.21% and 18.35%, respectively, with the increase in rate driven primarily by changes in the Company’s BOLI portfolio, nondeductible transaction costs related to our potential merger with The First and the gain on the divestiture of the insurance agency. For additional information regarding the Company’s income taxes, please refer to in Note 14, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
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
Management’s problem asset resolution committee and the Board of Directors Credit Review Committee monitor loans that are past due or those that have been downgraded and are considered special mention or substandard due to a decline in the collateral value or cash flow of the debtor; the committees then adjust loan grades accordingly. This information is used to assist management in monitoring credit quality. When the ultimate collectability of a loan’s principal is in doubt, wholly or partially, the loan is placed on nonaccrual.
After all collection efforts have failed, collateral securing loans may be repossessed and sold or, for loans secured by real estate, foreclosure proceedings initiated. The collateral is sold at public auction for fair market value (based upon recent appraisals described in the above paragraph), with fees associated with the foreclosure being deducted from the sales price. The purchase price is applied to the outstanding loan balance. If the loan balance is greater than the sales proceeds, the deficient balance is sent to the Credit Review Committee for charge-off approval. These charge-offs reduce the allowance for credit losses on loans.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans.
The Company’s practice is to charge off estimated losses as soon as such loss is identified and reasonably quantified. Net charge-offs for 2024 were $8,070, or 0.06% as a percentage of average loans, compared to net charge-offs of $12,330, or 0.10% as a percentage of average loans, for 2023. The charge-offs in 2024 were fully reserved for in the Company’s allowance for credit losses.
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
The allowance for credit losses on loans was $201,756 and $198,578 at December 31, 2024 and 2023, respectively. The following table presents the allocation of the allowance for credit losses on loans and the percentage of each loan category to total loans at December 31 for each of the years presented.

	2024		2023
	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$38,527	14.64%	$43,980	15.15%
Lease financing	3,368	0.70%	2,515	0.94%
Real estate – construction	15,126	8.49%	18,612	10.79%
Real estate – 1-4 family mortgage	47,761	27.07%	47,283	27.85%
Real estate – commercial mortgage	90,204	48.40%	77,020	44.43%
Installment loans to individuals	6,770	0.70%	9,168	0.84%
Total	$201,756	100.00%	$198,578	100.00%
The provision for credit losses on loans charged to operating expense is an amount that, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a provision for credit losses on loans of $11,248 during 2024, as compared to $18,793 during 2023. The Company’s allowance for credit loss model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. While credit metrics remained relatively stable, loan growth caused the Company’s model to indicate that the aforementioned provision for credit losses on loans was appropriate during 2024.

Provision for Credit Losses on Loans to Average Loans
2024	2023
0.16%	0.16%

The table below reflects the activity in the allowance for credit losses on loans for the years ended December 31:

	2024	2023
Balance at beginning of year	$198,578	$192,090
Initial allowance for purchased loans with more than insignificant credit deterioration existing at the date of acquisition	—	25
Provision for credit losses on loans	11,248	18,793
Charge-offs
Commercial, financial, agricultural	4,463	8,838
Lease financing	642	1,524
Real estate – construction	145	57
Real estate – 1-4 family mortgage	966	417
Real estate – commercial mortgage	5,737	5,568
Installment loans to individuals	1,856	2,636
Total charge-offs	13,809	19,040
Recoveries
Commercial, financial, agricultural	1,710	3,090
Lease financing	34	18
Real estate – construction	—	48
Real estate – 1-4 family mortgage	166	389
Real estate – commercial mortgage	2,278	712
Installment loans to individuals	1,551	2,453
Total recoveries	5,739	6,710
Net charge-offs	8,070	12,330
Balance at end of year	$201,756	$198,578

Provision for credit losses on loans to average loans	0.09%	0.16%
Net charge-offs to average loans	0.06%	0.10%
Net charge-offs to allowance for credit losses on loans	4.00%	6.21%
Allowance for credit losses on loans to:
Total loans	1.57%	1.61%
Nonperforming loans	178.11%	286.26%
Nonaccrual loans	182.07%	288.56%
Nonaccrual loans to total loans:	0.88%	0.56%
The decrease in the ratio of the allowance for credit losses on loans to each of nonperforming loans and nonaccrual loans is primarily attributable to the increase in nonaccrual loans from the prior year. The migration of three large relationships accounted for a significant majority of the increase in nonaccrual loans from 2023. The reserve for each loan, if any, is derived from the value of the underlying collateral and is believed to be sufficient to cover any expected loss.

The table below reflects net charge-offs to daily average loans outstanding, by loan category, during the years ended December 31:

	2024			2023
	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans
Commercial, financial, agricultural	$2,753	$1,848,195	0.15%	$5,748	$1,761,103	0.33%
Lease financing	608	101,517	0.60%	1,506	119,376	1.26%
Real estate – construction	145	1,264,819	0.01%	9	1,347,228	—%
Real estate – 1-4 family mortgage	800	3,427,368	0.02%	28	3,382,553	—%
Real estate – commercial mortgage	3,459	5,842,796	0.06%	4,856	5,241,881	0.09%
Installment loans to individuals	305	94,448	0.32%	183	111,000	0.16%
Total	$8,070	$12,579,143	0.06%	$12,330	$11,963,141	0.10%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the years ended December 31:

	2024	2023
Real estate – construction:
Residential	$145	$9
Real estate – 1-4 family mortgage:
Primary	392	(111)
Home equity	414	76
Rental/investment	(5)	82
Land development	(1)	(19)
Total real estate – 1-4 family mortgage	800	28
Real estate – commercial mortgage:
Owner-occupied	(75)	157
Non-owner occupied	3,527	4,699
Land development	7	—
Total real estate – commercial mortgage	3,459	4,856
Total net charge-offs of loans secured by real estate	$4,404	$4,893
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

	Year Ended December 31,
	2024	2023
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$16,918	$20,118
Recovery of credit losses on unfunded loan commitments	(1,975)	(3,200)
Ending balance	$14,943	$16,918

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
The following table provides details of the Company’s nonperforming assets as of December 31 for each of the years presented.

	2024	2023

Nonaccruing loans	$110,811	$68,816
Accruing loans past due 90 days or more	2,464	554
Total nonperforming loans	113,275	69,370
Other real estate owned	8,673	9,622
Total nonperforming assets	$121,948	$78,992
Nonperforming loans to total loans	0.88%	0.56%
Nonaccruing loans to total loans	0.88%	0.56%
Nonperforming assets to total assets	0.68%	0.46%
The level of nonperforming loans increased $43,905 from December 31, 2023, while other real estate owned decreased $949 during the same period. The increase in nonperforming loans is primarily due to current macroeconomic conditions with the impact spread among commercial and consumer loans.
The following table presents nonperforming loans by loan category at December 31 for each of the years presented.

	2024	2023
Commercial, financial, agricultural	$2,000	$6,282
Lease financing	4,083	—
Real estate – construction:
Residential	1,223	—
Commercial	16	—
Total real estate – construction	1,239	—
Real estate – 1-4 family mortgage:
Primary	55,037	44,174
Home equity	3,404	2,849
Rental/investment	388	2,238
Land development	1,760	19
Total real estate – 1-4 family mortgage	60,589	49,280
Real estate – commercial mortgage:
Owner-occupied	12,679	3,373
Non-owner occupied	29,280	9,774
Land development	3,291	300
Total real estate – commercial mortgage	45,250	13,447
Installment loans to individuals	114	361
Total nonperforming loans	$113,275	$69,370

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans at December 31, 2024. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due on which interest was still accruing were $39,842 at December 31, 2024 as compared to $54,031 at December 31, 2023.
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (including extension of the amortization period), or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, are required to be disclosed in accordance with ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). Unused commitments relating to such modified loans totaled $1,135 and $3,115 at December 31, 2024 and 2023, respectively. Upon the Company’s determination that a modification has been subsequently deemed uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is adjusted accordingly. See the information under the heading “Certain Modifications to Borrowers Experiencing Financial Difficulties” in Note 3, “Loans,” Item 8, Financials Statements and Supplementary Data, in this report for more information.
The following table provides details of the Company’s other real estate owned as of December 31 for each of the years presented:

	2024	2023
Residential real estate	$2,966	$1,211
Commercial real estate	5,681	8,407
Residential land development	19	4
Commercial land development	7	—
Total other real estate owned	$8,673	$9,622
Changes in the Company’s other real estate owned were as follows for the periods presented:

	2024	2023
Balance as of January 1	$9,622	$1,763
Transfers of loans	5,037	10,738
Impairments	(438)	(18)
Dispositions	(3,123)	(2,840)
Other	(2,425)	(21)
Balance as of December 31	$8,673	$9,622
We realized net gains of $227 and $275 on dispositions of other real estate owned during 2024 and 2023, respectively.
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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing January 1, 2025, in each case as compared to the result under rates present in the market on December 31, 2024. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not take into account changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of:	Economic Value Equity (EVE)	Earning at Risk (EAR) (Net Interest Income)
	Static	1-12 Months	13-24 Months
+200	4.44%	6.40%	8.83%
+100	2.69%	3.75%	4.99%
-100	(3.48)%	(4.48)%	(5.71)%
-200	(7.79)%	(8.33)%	(11.08)%
The rate shock results for the EVE and net interest income simulations for the next 24 months produce an asset sensitive position at December 31, 2024.
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
Core deposits, which are deposits excluding time deposits greater than $250,000 and brokered deposits, are the major source of funds used by the Bank to meet short- and long-term cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. We may also choose to access the brokered deposit market where rates are favorable to other sources of liquidity. We did not hold any brokered deposits at December 31, 2024, while our brokered deposits were $461,446 at December 31, 2023. The maturities of these deposits are described in the table under the “Contractual Obligations” heading below. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the ALCO. At December 31, 2024 and 2023, the Company remained below limits on brokered deposits and other funding sources established by the ALCO.

Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 11.3% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2024, securities with a carrying value of $843,870 were pledged to secure government, public, trust, and other deposits and as collateral for short-term borrowings and derivative instruments as compared to $895,044 at December 31, 2023.
Other sources available for meeting liquidity needs include federal funds purchased, security repurchase agreements and short-term and long-term advances from the FHLB. Interest is charged at the prevailing market rate on these borrowings. Federal funds are short term borrowings, generally overnight borrowings, between financial institutions, while security repurchase agreements represent funds received from customers, generally on an overnight or continuous basis, that are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. There were no federal funds purchased outstanding at December 31, 2024, and 2023, while security repurchase agreements were $8,018 at December 31, 2024, as compared to $7,577 at December 31, 2023. The Company had $100,000 and $300,000 in short-term borrowings from the FHLB (i.e., advances with original maturities less than one year) at December 31, 2024, and 2023, respectively. Long-term FHLB borrowings are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowings compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2024 and 2023, there were no outstanding long-term advances with the FHLB. The total amount of the remaining credit available to us from the FHLB at December 31, 2024 was $4,004,630. We also maintain lines of credit with other commercial banks totaling $150,000. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at December 31, 2024 or 2023.
Finally, we can access the capital markets to meet liquidity needs. The Company maintains a shelf registration statement with the SEC, which allows the Company to raise capital from time to time through the sale of common stock, preferred stock, debt securities, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used as described in any prospectus supplement and could include general corporate purposes, the expansion of the Company’s banking, insurance and wealth management operations as well as other business opportunities. Our common stock offering described under the “Performance Overview” heading above reflects our access of the capital markets as described in this paragraph. In addition, in previous years, we have accessed the capital markets to generate liquidity in the form of subordinated notes, as discussed under the heading “Borrowed Funds” in this Item 7.
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

	Percentage of Total		Cost of Funds
	2024	2023	2024	2023
Noninterest-bearing demand	23.61%	26.94%	—%	—%
Interest-bearing demand	48.80	43.04	3.12	2.18
Savings	5.58	6.58	0.35	0.33
Brokered deposits	1.60	4.72	5.46	5.17
Time deposits	16.60	12.69	4.22	2.90
Borrowings	3.81	6.03	5.12	5.13
Total deposits and borrowed funds	100.00%	100.00%	2.53%	1.88%
Cash and cash equivalents were $1,092,032 at December 31, 2024, compared to $801,351 at December 31, 2023. Cash used in investing activities for the year ended December 31, 2024 was $298,041 compared to $55,399 in 2023. Proceeds from the sale, maturity or call of securities within our investment portfolio were $368,193 for 2024 compared to $747,959 for 2023. Proceeds from the investment portfolio were primarily used to fund loan growth or purchase investment securities. Purchases of investment securities were $174,229 for 2024 compared to $11,899 for 2023.

Cash provided by financing activities for the year ended December 31, 2024 was $459,296 compared to $132,205 for the year ended December 31, 2023. Total deposits increased $495,827 for the year ended December 31, 2024 compared to an increase of $589,819 for 2023.
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
In addition to the FDIC and DBCF restrictions on dividends payable by the Bank to the Company, the Federal Reserve has provided guidance on the criteria that it will use to evaluate the request by a bank holding company to pay dividends in an aggregate amount that will exceed the company’s earnings for the period in which the dividends will be paid, which did not apply to the Company in 2024 or 2023. For purposes of this analysis, “dividend” includes not only dividends on preferred and common equity but also dividends on debt underlying trust preferred securities and other Tier 1 capital instruments. The Federal Reserve’s criteria evaluates whether the holding company (1) has net income over the past four quarters sufficient to fully fund the proposed dividend (taking into account prior dividends paid during this period), (2) is considering stock repurchases or redemptions in the quarter, (3) does not have a concentration in commercial real estate and (4) is in good supervisory condition, based on its overall condition and its asset quality risk. A holding company not meeting these criteria will require more in-depth consultations with the Federal Reserve.
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2024, the maximum amount available for transfer from the Bank to the Company in the form of loans was $202,274. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,000. There were no amounts outstanding under this line of credit at December 31, 2024.
None of these restrictions had any impact on the Company’s ability to meet its cash obligations in 2024, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
Contractual Obligations
The following table presents, as of December 31, 2024, significant fixed and determinable contractual obligations to third parties by payment date, that may impact the Company’s liquidity position. The Note Reference below refers to the applicable footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

		Payments Due In:
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Lease liabilities(1)	23	$6,186	$10,094	$8,768	$42,294	$67,342
Deposits without a stated maturity(2)	9	12,093,328	—	—	—	12,093,328
Time deposits(2)	9	2,394,116	72,912	11,078	1,178	2,479,284
Short-term Federal Home Loan Bank advances	10	100,000	—	—	—	100,000
Other short-term borrowings	10	8,018	—	—	—	8,018
Junior subordinated debentures	11	—	—	—	113,916	113,916
Subordinated notes	11	—	—	—	316,698	316,698
Total contractual obligations		$14,601,648	$83,006	$19,846	$474,086	$15,178,586
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company. While the borrower has the ability to draw upon these commitments at any time (assuming the borrower’s compliance with the terms of the loan commitment), these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31, 2024 and 2023 were as follows:

	2024	2023
Loan commitments	$2,856,308	$3,091,997
Standby letters of credit	90,267	113,970
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps, floors and/or collars, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2024, the Company had notional amounts of $880,371 on interest rate contracts with corporate customers and $877,051 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.
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

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $2,678,318 and $2,297,383 at December 31, 2024 and 2023, respectively. Book value per share was $42.13 and $40.92 at December 31, 2024 and 2023, respectively. The increase in shareholders’ equity was attributable to the common stock offering (discussed below), earnings retention and changes in accumulated other comprehensive income, offset by dividends declared.
In July 2024, the Company completed its public offering of an aggregate of 7,187,500 shares of its common stock with net proceeds of $217,000.
In October 2024, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $100,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The program will remain in effect until the earlier of October 2025 or the repurchase of the entire amount of common stock authorized to be repurchased by the Board of Directors.

The Company has junior subordinated debentures with a carrying value of $113,916 at December 31, 2024, of which $110,325 are included in the Company’s Tier 1 capital. Federal Reserve guidelines limit the amount of securities that, similar to our junior subordinated debentures, are includable in Tier 1 capital, but these guidelines did not impact the amount of debentures we include in Tier 1 capital. Although our existing junior subordinated debentures are currently unaffected by these Federal Reserve guidelines, on account of changes enacted as part of the Dodd-Frank Act, any new trust preferred securities are not includable in Tier 1 capital. Further, if we complete the proposed merger with The First (or we make any other acquisition of a financial institution) now that we have exceeded $15,000,000 in assets, we will lose Tier 1 treatment of our junior subordinated debentures. The Company has subordinated notes with a carrying value of $316,698 at December 31, 2024, and $316,422 at December 31, 2023 included in the Company’s Tier 2 capital.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications (which include the “capital conservation buffer” discussed below):

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table includes the capital ratios and capital amounts for the Company and the Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Renasant Corporation:
Tier 1 leverage ratio	$1,935,522	11.34%	$853,556	5.00%	$682,845	4.00%
Common equity tier 1 capital ratio	1,825,197	12.73%	932,162	6.50%	1,003,867	7.00%
Tier 1 risk-based capital ratio	1,935,522	13.50%	1,147,276	8.00%	1,218,981	8.50%
Total risk-based capital ratio	2,449,129	17.08%	1,434,095	10.00%	1,505,800	10.50%
Renasant Bank:
Tier 1 leverage ratio	$1,843,123	10.80%	$852,933	5.00%	$682,346	4.00%
Common equity tier 1 capital ratio	1,843,123	12.85%	932,552	6.50%	1,004,287	7.00%
Tier 1 risk-based capital ratio	1,843,123	12.85%	1,147,756	8.00%	1,219,491	8.50%
Total risk-based capital ratio	2,022,737	14.10%	1,434,695	10.00%	1,506,430	10.50%
December 31, 2023
Renasant Corporation:
Tier 1 leverage ratio	$1,578,918	9.62%	$820,428	5.00%	$656,342	4.00%
Common equity tier 1 capital ratio	1,469,531	10.52%	908,163	6.50%	978,022	7.00%
Tier 1 risk-based capital ratio	1,578,918	11.30%	1,117,740	8.00%	1,187,598	8.50%
Total risk-based capital ratio	2,085,531	14.93%	1,397,175	10.00%	1,467,033	10.50%
Renasant Bank:
Tier 1 leverage ratio	$1,714,965	10.45%	$820,761	5.00%	$656,608	4.00%
Common equity tier 1 capital ratio	1,714,965	12.25%	909,711	6.50%	979,689	7.00%
Tier 1 risk-based capital ratio	1,714,965	12.25%	1,119,644	8.00%	1,189,622	8.50%
Total risk-based capital ratio	1,888,104	13.49%	1,399,556	10.00%	1,469,533	10.50%
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

Return on average tangible shareholders’ equity and Return on average tangible assets
	2024	2023	2022
Net income (GAAP)	$195,457	$144,678	$166,068
Amortization of intangibles	4,691	5,380	5,122
Tax effect of adjustment noted above (1)	(1,173)	(1,012)	(1,119)
Tangible net income (non-GAAP)	$198,975	$149,046	$170,071

Average shareholders’ equity (GAAP)	$2,466,384	$2,224,506	$2,184,603
Intangibles	1,006,665	1,012,239	967,018
Average tangible shareholders’ equity (non-GAAP)	$1,459,719	$1,212,267	$1,217,585

Average total assets (GAAP)	$17,552,695	$17,231,883	$16,637,852
Intangibles	1,006,665	1,012,239	967,018
Average tangible assets (non-GAAP)	$16,546,030	$16,219,644	$15,670,834

Return on (average) shareholders’ equity (GAAP)	7.92%	6.50%	7.60%
Effect of adjustment for intangible assets	5.71%	5.79%	6.37%
Return on average tangible shareholders’ equity (non-GAAP)	13.63%	12.29%	13.97%

Return on (average) assets (GAAP)	1.11%	0.84%	1.00%
Effect of adjustment for intangible assets	0.09%	0.08%	0.09%
Return on average tangible assets (non-GAAP)	1.20%	0.92%	1.09%
(1) Tax effect is calculated based on the applicable periods’ effective tax rate.

Tangible common equity ratio (Tangible shareholders’ equity to tangible assets)
	2024	2023	2022
Shareholders’ equity (GAAP)	$2,678,318	$2,297,383	$2,136,016
Intangibles	1,003,003	1,010,460	1,015,884
Tangible shareholders’ equity (non-GAAP)	$1,675,315	$1,286,923	$1,120,132

Total assets (GAAP)	$18,034,868	$17,360,535	$16,988,176
Intangibles	1,003,003	1,010,460	1,015,884
Tangible assets (non-GAAP)	$17,031,865	$16,350,075	$15,972,292

Shareholders’ equity to assets (GAAP)	14.85%	13.23%	12.57%
Effect of adjustment for intangible assets	5.01%	5.36%	5.56%
Tangible shareholders’ equity to tangible assets (non-GAAP)	9.84%	7.87%	7.01%
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

RENASANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

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
Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2024, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.” HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

C. Mitchell Waycaster	James C. Mabry IV
Chief Executive Officer	Executive Vice President and
Chief Financial Officer

February 26, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Renasant Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Renasant Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for Credit Losses - Loans
Description of the Matter
As described in Notes 1 and 4 to the financial statements, the Company’s allowance for credit losses (“ACL”) is a valuation allowance that reflects the Company’s best estimate of expected credit losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb credit losses inherent in the entire loan portfolio in accordance with Accounting Standards Codification ASC 326: Financial Instruments – Credit Losses. The ACL is measured over the contractual life of loans held for investment and is estimated using relevant available information relating to past events, current conditions, and reasonable and supportable forecasts, as well as qualitative adjustments. The Company’s loans held for investment portfolio totaled $12,885,020,000 at December 31, 2024 with an ACL of $201,756,000 which consisted of 1) $186,704,000 of loss allocations on pools of loans that share similar risk characteristics and 2) $15,052,000 of loss allocations on individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans.
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
b.Evaluated the design and tested the operating effectiveness of the controls associated with the ACL process, including controls around the reliability and accuracy of data used in the model, management’s oversight, review and approval of the selected qualitative factors, the reserve assumptions for loans evaluated on an individual basis, the governance of the credit loss methodology, and management’s review and approval of the overall ACL.
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
February 26, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Renasant Corporation:
Opinion on the Internal Control Over Financial Reporting

We have audited Renasant Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated financial statements of the Company as of December 31, 2024 and our report dated February 26, 2025 expressed an unqualified opinion.

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

/s/ HORNE LLP
Memphis, Tennessee
February 26, 2025

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,
	2024	2023
Assets
Cash and due from banks	$198,408	$206,680
Interest-bearing balances with banks	893,624	594,671
Cash and cash equivalents	1,092,032	801,351
Securities held to maturity (net of allowance for credit losses of $32 at both December 31, 2024 and 2023) (fair value of $1,002,544 and $1,121,830, respectively)	1,126,112	1,221,464
Securities available for sale, at fair value	831,013	923,279
Loans held for sale, at fair value	246,171	179,756
Loans held for investment, net of unearned income	12,885,020	12,351,230
Allowance for credit losses	(201,756)	(198,578)
Loans, net	12,683,264	12,152,652
Premises and equipment, net	279,796	283,195
Other real estate owned, net	8,673	9,622
Goodwill	988,898	991,665
Other intangible assets, net	14,105	18,795
Bank-owned life insurance	391,810	382,584
Mortgage servicing rights	72,991	91,688
Other assets	300,003	304,484
Total assets	$18,034,868	$17,360,535
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$3,403,981	$3,583,675
Interest-bearing	11,168,631	10,493,110
Total deposits	14,572,612	14,076,785
Short-term borrowings	108,018	307,577
Long-term debt	430,614	429,400
Other liabilities	245,306	249,390
Total liabilities	15,356,550	15,063,152
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 66,484,225 shares issued; 63,565,690 and 56,142,207 shares outstanding, respectively	332,421	296,483
Treasury stock, at cost, 2,918,535 and 3,154,518 shares, respectively	(97,196)	(105,249)
Additional paid-in capital	1,491,847	1,308,281
Retained earnings	1,093,854	952,124
Accumulated other comprehensive loss, net of taxes	(142,608)	(154,256)
Total shareholders’ equity	2,678,318	2,297,383
Total liabilities and shareholders’ equity	$18,034,868	$17,360,535
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Share Data)

	Year Ended December 31,
	2024	2023	2022
Interest income
Loans	$806,296	$716,456	$479,910
Securities
Taxable	37,383	44,482	45,523
Tax-exempt	4,541	6,006	7,524
Other	39,557	30,375	8,853
Total interest income	887,777	797,319	541,810
Interest expense
Deposits	346,592	232,331	35,208
Borrowings	28,989	45,661	25,304
Total interest expense	375,581	277,992	60,512
Net interest income	512,196	519,327	481,298
Provision for credit losses on loans	11,248	18,793	23,788
(Recovery of) provision for credit losses on unfunded commitments	(1,975)	(3,200)	83
Provision for credit losses	9,273	15,593	23,871
Net interest income after provision for credit losses	502,923	503,734	457,427
Noninterest income
Service charges on deposit accounts	41,779	39,199	39,957
Fees and commissions	16,190	17,901	17,268
Insurance commissions	5,473	11,102	10,754
Wealth management revenue	23,559	22,132	22,339
Mortgage banking income	36,376	32,413	35,794
Gain on sale of insurance agency	53,349	—	—
Gain on debt extinguishment	56	620	—
Net losses on sales of securities	—	(22,438)	—
Impairment losses on securities	—	(19,352)	—
BOLI income	11,567	10,463	9,267
Other	15,311	21,035	13,874
Total noninterest income	203,660	113,075	149,253
Noninterest expense
Salaries and employee benefits	283,768	281,768	261,654
Data processing	16,030	15,195	14,900
Net occupancy and equipment	45,960	46,471	44,819
Other real estate owned	858	267	(453)
Professional fees	12,418	13,671	11,872
Advertising and public relations	16,210	14,726	14,325
Intangible amortization	4,691	5,380	5,122
Communications	8,379	8,238	7,958
Merger and conversion related expenses	13,349	—	1,787
Restructuring charges	—	—	732
Other	59,955	53,906	32,656
Total noninterest expense	461,618	439,622	395,372
Income before income taxes	244,965	177,187	211,308
Income taxes	49,508	32,509	45,240
Net income	$195,457	$144,678	$166,068
Basic earnings per share	$3.29	$2.58	$2.97
Diluted earnings per share	$3.27	$2.56	$2.95
Cash dividends per common share	$0.88	$0.88	$0.88
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$195,457	$144,678	$166,068
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains (losses) on securities	1,074	15,128	(214,351)
Reclassification adjustment for losses realized in net income	—	31,063	—
Amortization of unrealized holding losses on securities transferred to the held to maturity category	9,476	10,091	3,701
Total securities available for sale	10,550	56,282	(210,650)
Derivative instruments:
Unrealized holding gains (losses) on derivative instruments	378	(1,905)	14,993
Total derivative instruments	378	(1,905)	14,993
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the period	405	60	(3,062)
Amortization of net actuarial loss recognized in net periodic pension cost	315	344	125
Total defined benefit pension and post-retirement benefit plans	720	404	(2,937)
Other comprehensive income (loss), net of tax	11,648	54,781	(198,594)
Comprehensive income (loss)	$207,105	$199,459	$(32,526)
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount					Total
Balance at January 1, 2022	55,756,233	$296,483	$(118,027)	$1,300,192	$741,648	$(10,443)	$2,209,853
Net income	—	—	—	—	166,068	—	166,068
Other comprehensive loss	—	—	—	—	—	(198,594)	(198,594)
Comprehensive loss							(32,526)
Cash dividends ($0.88 per share)	—	—	—	—	(49,991)	—	(49,991)
Issuance of common stock for stock-based compensation awards	196,871	—	6,450	(9,275)	—	—	(2,825)
Stock-based compensation expense	—	—	—	11,505	—	—	11,505
Balance at December 31, 2022	55,953,104	$296,483	$(111,577)	$1,302,422	$857,725	$(209,037)	$2,136,016
Net income	—	—	—	—	144,678	—	144,678
Other comprehensive income	—	—	—	—	—	54,781	54,781
Comprehensive income							199,459
Cash dividends ($0.88 per share)	—	—	—	—	(50,279)	—	(50,279)
Issuance of common stock for stock-based compensation awards	189,103	—	6,328	(7,857)	—	—	(1,529)
Stock-based compensation expense	—	—	—	13,716	—	—	13,716
Balance at December 31, 2023	56,142,207	$296,483	$(105,249)	$1,308,281	$952,124	$(154,256)	$2,297,383
Net income	—	—	—	—	195,457	—	195,457
Other comprehensive income	—	—	—	—	—	11,648	11,648
Comprehensive income							207,105
Cash dividends ($0.88 per share)	—	—	—	—	(53,727)	—	(53,727)
Common stock issued in public offering	7,187,500	35,938	—	181,062	—	—	217,000
Issuance of common stock for stock-based compensation awards	235,983	—	8,053	(11,379)	—	—	(3,326)
Stock-based compensation expense	—	—	—	13,883	—	—	13,883
Balance at December 31, 2024	63,565,690	$332,421	$(97,196)	$1,491,847	$1,093,854	$(142,608)	$2,678,318
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands, Except Share Data)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$195,457	$144,678	$166,068
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,273	15,593	23,871
Depreciation, amortization and accretion	32,284	35,231	42,744
Deferred income tax expense (benefit)	4,649	(5,005)	2,280
Impairment losses on securities	—	19,352	—
Proceeds from sale of mortgage servicing rights	23,011	—	18,525
Gain on sale of mortgage servicing rights	(3,472)	(547)	(2,960)
Gain on sale of insurance agency	(53,349)	—	—
Funding of mortgage loans held for sale	(1,400,467)	(1,330,912)	(1,679,356)
Proceeds from sales of mortgage loans held for sale	1,347,659	1,277,363	2,043,360
Gains on sales of mortgage loans held for sale	(16,611)	(14,573)	(15,803)
Losses on sales of securities	—	22,438	—
Gain on debt extinguishment	(56)	(620)	—
Losses (gains) on sales of premises and equipment	33	(173)	(239)
Stock-based compensation	13,883	13,716	11,505
Increase in other assets	(15,014)	(51,986)	(29,671)
(Decrease) increase in other liabilities	(7,854)	23,998	(6,279)
Net cash provided by operating activities	129,426	148,553	574,045
Investing activities
Purchases of securities available for sale	(174,229)	(11,899)	(713,096)
Proceeds from sales of securities available for sale	177,185	488,981	—
Proceeds from call/maturities of securities available for sale	88,830	149,025	385,507
Purchases of securities held to maturity	—	—	(91,803)
Proceeds from call/maturities of securities held to maturity	102,178	109,953	67,448
Net increase in loans	(543,495)	(791,803)	(1,456,119)
Purchases of premises and equipment	(13,645)	(21,634)	(14,838)
Proceeds from sales of premises and equipment	344	943	1,234
Net cash received from sale of insurance agency	55,333	—	—
Purchase of bank-owned life insurance	—	—	(80,000)
Net change in FHLB stock	4,795	16,076	(27,807)
Proceeds from sales of other assets	3,350	3,115	3,578
Net cash paid in acquisitions	—	—	(120,888)
Other, net	1,313	1,844	3,127
Net cash used in investing activities	(298,041)	(55,399)	(2,043,657)
Financing activities
Net decrease in noninterest-bearing deposits	(179,694)	(975,081)	(159,368)
Net increase (decrease) in interest-bearing deposits	675,521	1,564,900	(259,390)
Net (decrease) increase in short-term borrowings	(199,559)	(404,655)	668,805
Repayment of long-term debt	(245)	(2,680)	(32,417)
Cash paid for dividends	(53,727)	(50,279)	(49,991)
Proceeds from equity offering	217,000	—	—
Net cash provided by financing activities	459,296	132,205	167,639
Net increase (decrease) in cash and cash equivalents	290,681	225,359	(1,301,973)
See Notes to Consolidated Financial Statements.         72

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents at beginning of year	801,351	575,992	1,877,965
Cash and cash equivalents at end of year	$1,092,032	$801,351	$575,992
Supplemental disclosures
Cash paid for interest	$381,004	$239,611	$54,562
Cash paid for income taxes	$29,065	$42,047	$41,764
Noncash transactions:
Transfers of loans to other real estate	$5,037	$10,738	$2,207
Recognition of operating right-of-use assets	$4,630	$3,126	$3,475
Recognition of operating lease liabilities	$4,630	$3,126	$3,475
Available for sale securities transferred to held to maturity securities	$—	$—	$882,927
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies
(Dollar amounts in thousands)
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”), Renasant Insurance, Inc., Park Place Capital Corporation and Continental Republic Capital, LLC (doing business as “Republic Business Credit”). On July 1, 2024, the Bank sold substantially all of the assets of Renasant Insurance, Inc., which thereafter discontinued its insurance agency operations. Through its subsidiaries, the Company offers a diversified range of financial, wealth management and fiduciary services to its retail and commercial customers from offices located throughout the Southeast as well as offers factoring and asset-based lending on a nationwide basis.
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
The amortized cost of securities, regardless of classification, is adjusted for amortization of premiums and accretion of discounts. Such amortization and accretion is included in interest income from securities, as is dividend income. Realized gains and losses on sales of securities and impairments are reflected under the line items “Net losses on sales of securities” and “Impairment losses on securities” on the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.
The Company evaluates its allowance for credit losses on the held to maturity investment portfolio on a quarterly basis in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 326, “Financial Instruments - Credit Losses (“ASC 326”; ASC 326 is also referred to as “CECL”). Expected credit losses on debt securities classified as held to maturity are measured on a collective basis by major security type. The estimates of expected credit losses are based on historical default rates, investment grades, current conditions, and reasonable and supportable forecasts about the future. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off. All of the residential and commercial mortgage-backed securities recorded as held to maturity are issued by U.S. Government agencies and government-sponsored entities.. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and political subdivision securities are highly rated by major rating agencies.
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
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Generally, the recognition of interest on mortgage and commercial and industrial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer and other retail loans are typically charged-off no later than the time the loan is 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans may be placed on nonaccrual regardless of whether or not such loans are considered past due. All interest accrued for the current year, but not collected, for loans that are placed on nonaccrual or charged-off is reversed against interest income; the amount of interest income recognized on nonaccrual loans was immaterial for the years ended December 31, 2024, 2023 and 2022. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As a result, the Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses. As of December 31, 2024 and 2023, the Company has accrued interest receivable for loans of $54,395 and $54,804, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets. Although the Company made the election to exclude accrued interest from the measurement of the allowance for credit losses, the Company did have an allowance for credit losses on interest deferred as part of the loan deferral program implemented in response to the COVID-19 pandemic of $732 and $1,244, respectively, as of December 31, 2024 and 2023.

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
Commercial, Financial, and Agricultural (“Commercial”) - Commercial loans are customarily granted to established local business customers in the Company’s market area on a collateralized basis to meet their credit needs. Maturities are typically short term in nature and are commensurate with the secondary source of repayment that serves as the Company’s collateral. Although commercial loans may be collateralized by equipment or other business assets, the repayment of this type of loan depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the chief considerations when assessing the risk of a commercial loan are the local business borrower’s ability to sell its products/services, thereby generating sufficient operating revenue to repay the Company under the agreed upon terms and conditions, and the general business conditions of the local economy or other market that the business serves. The Company’s factoring receivables are categorized as commercial loans; for these commercial loans, the risk assessment considers the ability of the client’s account customer, rather than the client itself, to repay the Company.
Real Estate - Construction - The Company’s construction loan portfolio consists of loans for the construction of single-family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from six to 12 months for residential properties and from 24 to 36 months for non-residential and multi-family properties. The source of repayment of a construction loan comes from the sale or lease of newly-constructed property, although often construction loans are repaid with the proceeds of a commercial real estate loan that the Company makes to the owner or lessor of the newly-constructed property.
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
The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in the “Other liabilities” line item on the Consolidated Balance Sheets. Changes in such allowance are recorded in the “(Recovery of) provision for credit losses on unfunded commitments” line item on the Consolidated Statements of Income. Management estimates the amount of expected losses on unfunded loan commitments by calculating a likelihood of funding over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the allowance for credit losses on loans methodology described above to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company.
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
For a purchased asset that the Company has the intent of holding for investment, ASC 326 requires the Company to determine whether the asset has experienced more-than-insignificant deterioration in credit quality since origination. Factors used in the determination will vary but may include delinquency history, historical accrual status, and downgrades in the risk rating by the seller, among others. The Company’s review of an asset during its due diligence evaluation of the purchase may identify other unique attributes that would indicate more-than-insignificant deterioration has occurred such as the borrower’s financial condition, credit rating or credit score as well as the value of underlying collateral. The Company analyzes these factors collectively and may also consider market conditions or economic factors that would indicate a purchased asset has experienced more-than-insignificant deterioration in credit quality since origination. Such assets that have experienced more-than insignificant deterioration are referred to as purchased credit deteriorated (“PCD”) assets. ASC 326 provides for special initial recognition of PCD assets, commonly referred to as the “gross-up” approach, where the allowance for credit losses is recognized by adding it to the fair value to arrive at the Day 1 amortized cost basis. After initial recognition, the accounting for PCD assets will generally follow the credit loss model that applies to that type of asset. Non-PCD assets record the Day 1 allowance for credit losses through earnings on the date of purchase. The Company accretes or amortizes as interest income the fair value discounts on both PCD and non-PCD assets over the life of the asset.

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
ASC 842, “Leases” (“ASC 842”) requires a lessee to recognize a right-of-use asset and a lease liability for all leases with a term greater than 12 months on its balance sheet regardless whether the lease is classified as financing or operating.
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
Mortgage Servicing Rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, mortgage interest rates and other factors. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance, to the extent that unamortized cost exceeds fair value. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances related to servicing rights are reported in the line item “Mortgage banking income” on the Consolidated Statements of Income. The fair value of servicing rights is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. See Note 8, “Mortgage Servicing Rights,” for further details. From time to time, the Company may sell a portion or all of its mortgage servicing rights. Any gains or losses on such sales are reported in the line item “Mortgage banking income” on the Consolidated Statements of Income.
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives. Goodwill and other intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment; if impaired, such assets are recorded at fair value. Goodwill is assigned to the Company’s reporting segments. In determining the fair value of the Company’s reporting units, management uses the market approach. Other intangible assets, consisting of core deposit intangibles and customer relationship intangibles, are reviewed for events or circumstances that could impact the recoverability of the intangible asset, such as a loss of core deposits, increased competition or adverse changes in the economy. No impairment was identified for the Company’s goodwill or its other intangible assets as a result of the testing performed during 2024, 2023 or 2022.

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
Insurance Commissions
- Insurance commissions are earned when policies are placed by customers with the insurance carriers and are collected and recognized using two different methods: the agency bill method and the direct bill method. Prior to the sale of the Company’s insurance agency business in July 2024, under the agency bill method, Renasant Insurance was responsible for billing the customers directly and then collecting and remitting the premiums to the insurance carriers. Agency bill revenue was recognized at the later of the invoice date or effective date of the policy. Under the direct bill method, premium billing and collections were handled by the insurance carriers, and a commission was then paid to Renasant Insurance. Direct bill revenue was recognized when the commission payment was received from the insurance carriers.
The Company also earned contingency income that it recognized on a cash basis. Contingency income is a bonus received from the insurance underwriters based on commission income and claims experience on policies during the previous year. Increases and decreases in contingency income are reflective of corresponding increases and decreases in the amount of claims paid by insurance carriers.
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
Cash flow hedges are utilized to mitigate the exposure to variability in expected future cash flows or other types of forecasted transactions. For the Company’s derivatives designated as cash flow hedges, changes in the fair value of cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. There were no ineffective portions for 2024 and 2023. The assessment of the effectiveness of a hedging relationship is evaluated under the hypothetical derivative method.
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
Earnings Per Common Share: Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution of shares outstanding, assuming nonvested restricted stock awards, whose vesting is subject to future service requirements, were outstanding common shares as of the awards’ respective grant dates, calculated in accordance with the treasury method (the Company had no stock options outstanding in 2024, 2023 or 2022). See Note 17, “Net Income Per Common Share,” for the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.
Subsequent Events: The Company has evaluated, for consideration of recognition or disclosure, subsequent events that have occurred through the date of issuance of its financial statements and determined that no significant events occurred after December 31, 2024 but prior to the issuance of these financial statements that would have a material impact on its Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

Impact of Recently-Issued Accounting Standards and Pronouncements:
In March 2023, FASB issued Accounting Standards Update (“ASU”) 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”), which permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 was effective on January 1, 2024. The adoption of this accounting pronouncement did not have a significant impact on the Company’s historical financial statements but could influence the Company’s decisions with respect to investments in certain tax credits prospectively.
In October 2023, FASB issued ASU 2023-06, “Disclosure Improvements” (“ASU 2023-06”), which amends the disclosure requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). ASU 2023-06 adds a number of disclosure requirements to the Codification in response to the SEC initiative to update and simplify disclosure requirements. ASU 2023-06 is to be applied prospectively, and early adoption is prohibited. For SEC reporting entities, the effective dates will be the respective effective dates of the SEC’s removal of the related disclosure requirements from Regulation S-X or Regulation S-K. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entities. ASU 2023-06 is not expected to have a significant impact on the Company’s financial statements.
In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which amends the disclosure requirements related to segment reporting primarily through enhanced disclosure about significant segment expenses and by requiring disclosure of segment information on an annual and interim basis. ASU 2023-07 was effective January 1, 2024 and did not have a significant impact on the Company’s financial statements or segment disclosures.
In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. Entities will also be required to disclose income/(loss) from continuing operations before income tax expense/(benefit) disaggregated between domestic and foreign, as well as income tax expense/(benefit) from continuing operations disaggregated by federal, state and foreign. ASU 2023-09 was effective January 1, 2025 and is not expected to have a significant impact on our financial statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities
(In Thousands, Except Number of Securities)
The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Obligations of states and political subdivisions	$20,266	$57	$(2,269)	$18,054
Residential mortgage-backed securities:
Government agency mortgage-backed securities	185,292	81	(24,468)	160,905
Government agency collateralized mortgage obligations	475,311	75	(86,870)	388,516
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	11,373	—	(751)	10,622
Government agency collateralized mortgage obligations	146,510	41	(21,595)	124,956
Other debt securities	130,175	440	(2,655)	127,960
	$968,927	$694	$(138,608)	$831,013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Obligations of states and political subdivisions	$36,374	$119	$(1,883)	$34,610
Residential mortgage-backed securities:
Government agency mortgage-backed securities	301,400	172	(24,968)	276,604
Government agency collateralized mortgage obligations	485,164	—	(85,883)	399,281
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	6,029	—	(637)	5,392
Government agency collateralized mortgage obligations	161,299	24	(21,965)	139,358
Other debt securities	72,383	109	(4,458)	68,034
	$1,062,649	$424	$(139,794)	$923,279

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Obligations of states and political subdivisions	$284,542	$3	$(42,491)	$242,054
Residential mortgage-backed securities
Government agency mortgage-backed securities	372,414	—	(25,251)	347,163
Government agency collateralized mortgage obligations	354,882	—	(41,506)	313,376
Commercial mortgage-backed securities
Government agency mortgage-backed securities	16,961	—	(2,958)	14,003
Government agency collateralized mortgage obligations	43,662	—	(7,317)	36,345
Other debt securities	53,683	—	(4,080)	49,603
	$1,126,144	$3	$(123,603)	$1,002,544
Allowance for credit losses - held to maturity securities	(32)
Held-to-maturity securities, net of allowance for credit losses	$1,126,112

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Obligations of states and political subdivisions	$288,154	$74	$(33,688)	$254,540
Residential mortgage-backed securities
Government agency mortgage-backed securities	426,264	—	(20,314)	405,950
Government agency collateralized mortgage obligations	387,208	—	(31,670)	355,538
Commercial mortgage-backed securities
Government agency mortgage-backed securities	16,983	—	(2,972)	14,011
Government agency collateralized mortgage obligations	44,514	—	(6,977)	37,537
Other debt securities	58,373	—	(4,119)	54,254
	$1,221,496	$74	$(99,740)	$1,121,830
Allowance for credit losses - held to maturity securities	(32)
Held-to-maturity securities, net of allowance for credit losses	$1,221,464

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

Available for sale securities sold were as follows for the years ended December 31, 2024 and 2023. There were no available for sale securities sold during the year ended December 31, 2022. For the securities sold for the year ended December 31, 2024, the Company intended to sell these as of December 31, 2023, and thereafter completed the sale in January 2024. Therefore, the Company impaired the securities identified to be sold as of December 31, 2023 and did not recognize a gain or loss during 2024.

	Carrying Value Prior to Impairment	Net Proceeds	Impairment Recognized in December 2023
Twelve months ended December 31, 2024
Obligations of states and political subdivisions	$12,301	$11,360	$(941)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	107,389	95,922	(11,467)
Government agency collateralized mortgage obligations	48,300	43,990	(4,310)
Commercial mortgage-backed securities:
Government agency collateralized mortgage obligations	28,547	25,913	(2,634)
	$196,537	$177,185	$(19,352)

	Carrying Value	Net Proceeds	Gain/(Loss)
Twelve months ended December 31, 2023
Obligations of other U.S. Government agencies and corporations	$170,000	$164,915	$(5,085)
Obligations of states and political subdivisions	104,950	99,439	(5,511)
Residential mortgage backed securities:
Government agency mortgage backed securities	137,196	130,602	(6,594)
Government agency collateralized mortgage obligations	54,028	51,101	(2,927)
Commercial mortgage backed securities:
Government agency mortgage backed securities	5,048	4,825	(223)
Government agency collateralized mortgage obligations	40,197	38,099	(2,098)
	$511,419	$488,981	$(22,438)

Gross realized gains and gross realized losses on sales of securities available for sale were as follows for the periods presented:

	Year Ended December 31,
	2024(1)	2023	2022
Gross gains on sales of securities available for sale	$5	$126	$—
Gross losses on sales of securities available for sale	(19,357)	(22,564)	—
Losses on sales of securities available for sale, net	$(19,352)	$(22,438)	$—
(1) Impairment recognized in December 2023.
At December 31, 2024 and 2023, securities with a carrying value of approximately $818,344 and $880,715, respectively, were pledged to secure government, public, trust, and other deposits. Securities with a carrying value of $25,526 and $14,329 were pledged as collateral for short-term borrowings and derivative instruments at December 31, 2024 and 2023, respectively.
The amortized cost and fair value of securities at December 31, 2024 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,494	$1,484	$1,997	$2,043
Due after one year through five years	6,017	5,634	41,859	41,823
Due after five years through ten years	127,004	109,571	34,774	31,648
Due after ten years	150,027	125,365	4,077	3,461
Residential mortgage-backed securities:
Government agency mortgage-backed securities	372,414	347,163	185,292	160,905
Government agency collateralized mortgage obligations	354,882	313,376	475,311	388,516
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	16,961	14,003	11,373	10,622
Government agency collateralized mortgage obligations	43,662	36,345	146,510	124,956
Other debt securities	53,683	49,603	67,734	67,039
	$1,126,144	$1,002,544	$968,927	$831,013

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

The following tables present the gross unrealized losses and fair value of investment securities, aggregated by investment category and the length of time the investments have been in a continuous unrealized loss position, as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
December 31, 2024
Obligations of states and political subdivisions	—	$—	$—	7	$12,841	$(2,269)	7	$12,841	$(2,269)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	7	11,051	(259)	34	141,321	(24,208)	41	152,372	(24,467)
Government agency collateralized mortgage obligations	3	48,879	(482)	37	311,964	(86,389)	40	360,843	(86,871)
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	2	5,248	(122)	2	5,375	(629)	4	10,623	(751)
Government agency collateralized mortgage obligations	2	7,681	(39)	25	104,326	(21,556)	27	112,007	(21,595)
Other debt securities	2	22,357	(218)	17	30,801	(2,437)	19	53,158	(2,655)
Total	16	$95,216	$(1,120)	122	$606,628	$(137,488)	138	$701,844	$(138,608)
December 31, 2023
Obligations of states and political subdivisions	3	$2,914	$(2)	9	$15,198	$(1,881)	12	$18,112	$(1,883)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	1	806	(25)	35	166,963	(24,943)	36	167,769	(24,968)
Government agency collateralized mortgage obligations	—	—	—	37	354,574	(85,883)	37	354,574	(85,883)
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	2	5,392	(637)	2	5,392	(637)
Government agency collateralized mortgage obligations	—	—	—	25	108,575	(21,965)	25	108,575	(21,965)
Other debt securities	2	3,099	(195)	19	35,072	(4,263)	21	38,171	(4,458)
Total	6	$6,819	$(222)	127	$685,774	$(139,572)	133	$692,593	$(139,794)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Securities (continued)

	Less than 12 months			12 months or more			Total
Held to Maturity:	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
December 31, 2024
Obligations of states and political subdivisions	—	$—	$—	128	$240,394	$(42,491)	128	$240,394	$(42,491)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	69	347,154	(25,251)	69	347,154	(25,251)
Government agency collateralized mortgage obligations	—	—	—	18	313,376	(41,506)	18	313,376	(41,506)
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	1	14,002	(2,958)	1	14,002	(2,958)
Government agency collateralized mortgage obligations	—	—	—	9	36,345	(7,317)	9	36,345	(7,317)
Other debt securities	—	—	—	10	49,603	(4,080)	10	49,603	(4,080)
Total	—	$—	$—	235	$1,000,874	$(123,603)	235	$1,000,874	$(123,603)
December 31, 2023
Obligations of states and political subdivisions	2	$2,807	$(25)	126	$249,995	$(33,663)	128	$252,802	$(33,688)
Residential mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	70	405,950	(20,314)	70	405,950	(20,314)
Government agency collateralized mortgage obligations	—	—	—	18	355,538	(31,670)	18	355,538	(31,670)
Commercial mortgage-backed securities:
Government agency mortgage-backed securities	—	—	—	1	14,011	(2,972)	1	14,011	(2,972)
Government agency collateralized mortgage obligations	—	—	—	9	37,537	(6,977)	9	37,537	(6,977)
Other debt securities	—	—	—	10	54,254	(4,119)	10	54,254	(4,119)
Total	2	$2,807	$(25)	234	$1,117,285	$(99,715)	236	$1,120,092	$(99,740)
The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, more than 90% of available for sale securities have the explicit or implicit backing of the United States government. Performance of these securities has been in line with broader market price performance indicating that increases in market-based, risk free rates, and not credit-related factors, are driving losses. For municipal and corporate securities, the Company considers historical experience with credit sensitive securities, current market conditions, the financial health of the issuer, current credit ratings, ratings changes and outlook, explicit and implicit guarantees, or insurance programs when determining the fair value of the contractual cash flows. Based on its review of these factors as of December 31, 2024, the Company determined that all such losses resulted from factors not deemed credit related. As a result, no credit-related impairment was recognized in current earnings, and all unrealized losses for available for sale securities were recorded in Accumulated other Comprehensive Income.
At each of December 31, 2024 and 2023, the allowance for credit losses on held to maturity securities was $32. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by third party ratings agencies. Updated investment grades are obtained as they become available from the agencies. On December 31, 2024, all debt securities held to maturity were rated A or higher by the ratings agencies. As such, no additional credit loss was recorded for held to maturity securities.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans
(In Thousands, Except Number of Loans)
The following is a summary of loans and leases, excluding loans held for sale, at December 31:

	2024	2023
Commercial, financial, agricultural	$1,885,817	$1,871,821
Lease financing	95,071	122,807
Real estate – construction:
Residential	256,655	269,616
Commercial	836,998	1,063,781
Total real estate – construction	1,093,653	1,333,397
Real estate – 1-4 family mortgage:
Primary	2,428,076	2,422,482
Home equity	544,158	522,688
Rental/investment	402,938	373,755
Land development	113,705	120,994
Total real estate – 1-4 family mortgage	3,488,877	3,439,919
Real estate – commercial mortgage:
Owner-occupied	1,894,679	1,648,961
Non-owner occupied	4,226,937	3,733,174
Land development	114,452	104,415
Total real estate – commercial mortgage	6,236,068	5,486,550
Installment loans to individuals	90,014	103,523
Gross loans	12,889,500	12,358,017
Unearned income	(4,480)	(6,787)
Loans, net of unearned income	$12,885,020	$12,351,230

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

Past Due and Nonaccrual Loans
The following table provides an aging of past due and nonaccrual loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2024
Commercial, financial, agricultural	$807	$125	$1,883,010	$1,883,942	$245	$734	$896	$1,875	$1,885,817
Lease financing	27	—	90,961	90,988	78	614	3,391	4,083	95,071
Real estate – construction:
Residential	2,194	—	253,238	255,432	—	1,023	200	1,223	256,655
Commercial	—	16	836,982	836,998	—	—	—	—	836,998
Total real estate – construction	2,194	16	1,090,220	1,092,430	—	1,023	200	1,223	1,093,653
Real estate – 1-4 family mortgage:
Primary	29,258	—	2,343,781	2,373,039	13,627	25,335	16,075	55,037	2,428,076
Home equity	3,186	35	537,568	540,789	941	1,094	1,334	3,369	544,158
Rental/investment	573	12	401,977	402,562	136	240	—	376	402,938
Land development	25	1,740	111,920	113,685	20	—	—	20	113,705
Total real estate – 1-4 family mortgage	33,042	1,787	3,395,246	3,430,075	14,724	26,669	17,409	58,802	3,488,877
Real estate – commercial mortgage:
Owner-occupied	2,650	365	1,879,350	1,882,365	296	1,000	11,018	12,314	1,894,679
Non-owner occupied	326	—	4,197,331	4,197,657	—	—	29,280	29,280	4,226,937
Land development	142	160	111,019	111,321	98	16	3,017	3,131	114,452
Total real estate – commercial mortgage	3,118	525	6,187,700	6,191,343	394	1,016	43,315	44,725	6,236,068
Installment loans to individuals	654	11	89,246	89,911	4	42	57	103	90,014
Unearned income	—	—	(4,480)	(4,480)	—	—	—	—	(4,480)
Loans, net of unearned income	$39,842	$2,464	$12,731,903	$12,774,209	$15,445	$30,098	$65,268	$110,811	$12,885,020

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2023
Commercial, financial, agricultural	$1,098	$483	$1,864,441	$1,866,022	$1,310	$1,296	$3,193	$5,799	$1,871,821
Lease financing	687	—	122,120	122,807	—	—	—	—	122,807
Real estate – construction:
Residential	—	—	269,616	269,616	—	—	—	—	269,616
Commercial	—	—	1,063,781	1,063,781	—	—	—	—	1,063,781
Total real estate – construction	—	—	1,333,397	1,333,397	—	—	—	—	1,333,397
Real estate – 1-4 family mortgage:
Primary	33,679	—	2,344,629	2,378,308	9,454	19,394	15,326	44,174	2,422,482
Home equity	3,004	—	516,835	519,839	987	868	994	2,849	522,688
Rental/investment	9	58	371,508	371,575	43	1,786	351	2,180	373,755
Land development	206	—	120,769	120,975	—	19	—	19	120,994
Total real estate – 1-4 family mortgage	36,898	58	3,353,741	3,390,697	10,484	22,067	16,671	49,222	3,439,919
Real estate – commercial mortgage:
Owner-occupied	4,867	—	1,640,721	1,645,588	131	1,904	1,338	3,373	1,648,961
Non-owner occupied	9,161	—	3,714,239	3,723,400	6,740	—	3,034	9,774	3,733,174
Land development	90	—	104,025	104,115	—	259	41	300	104,415
Total real estate – commercial mortgage	14,118	—	5,458,985	5,473,103	6,871	2,163	4,413	13,447	5,486,550
Installment loans to individuals	1,230	13	101,932	103,175	13	4	331	348	103,523
Unearned income	—	—	(6,787)	(6,787)	—	—	—	—	(6,787)
Loans, net of unearned income	$54,031	$554	$12,227,829	$12,282,414	$18,678	$25,530	$24,608	$68,816	$12,351,230
Certain Modifications to Borrowers Experiencing Financial Difficulty
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (including extension of the amortization period), or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, are required to be disclosed in accordance with ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). Unused commitments relating to such modified loans totaled $1,135 and $3,115 at December 31, 2024 and 2023, respectively. Upon the Company’s determination that a modification has been subsequently deemed uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is adjusted accordingly.
The following tables present the amortized cost basis of loans that were experiencing financial difficulty, modified during the years ended December 31, 2024 and 2023, and required to be disclosed under ASU 2022-02, by class of financing receivable and by type of modification. The percentage of the amortized cost basis for each class of disclosed modifications as compared to the amortized cost basis of each class of loans is also presented below.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

	Year Ended December 31, 2024
	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction and Term Extension	Interest Rate Reduction, Term Extension and Payment Delay	Interest Rate Reduction and Payment Delay	Total	% Total Loans by Class
Commercial, financial, agricultural	$3,215	$67	$47	$—	$—	$113	$—	$3,442	0.18%
Real estate – 1-4 family mortgage:
Primary	—	55	2,046	405	—	—	204	2,710	0.11
Home equity	—	103	—	—	—	—	—	103	0.02
Rental/investment	—	36	—	—	—	—	—	36	0.01
Total real estate – 1-4 family mortgage	—	194	2,046	405	—	—	204	2,849	0.08
Real estate – commercial mortgage:
Owner-occupied	6,948	1,249	204	232	252	—	—	8,885	0.47
Non-owner occupied	—	19,288	79	—	—	—	—	19,367	0.46
Total real estate – commercial mortgage	6,948	20,537	283	232	252	—	—	28,252	0.45
Installment loans to individuals	—	—	13	—	—	3	—	16	0.02
Loans, net of unearned income	$10,163	$20,798	$2,389	$637	$252	$116	$204	$34,559	0.27%

	Year Ended December 31, 2023
	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction and Term Extension	Total	% Total Loans by Class
Commercial, financial, agricultural	$—	$1,339	$220	$—	$—	$—	$1,559	0.08%
Lease financing	—	—	—	—	—	—	—	—
Real estate – construction:
Residential	—	3,018	—	—	—	—	3,018	1.02
Total real estate – construction	—	3,018	—	—	—	—	3,018	0.23
Real estate – 1-4 family mortgage:
Primary	218	31	786	85	153	—	1,273	0.05
Home equity	18	14	—	—	—	—	32	0.01
Rental/investment	—	235	16	—	—	—	251	0.07
Total real estate – 1-4 family mortgage	236	280	802	85	153	—	1,556	0.05
Real estate – commercial mortgage:
Owner-occupied	11,540	727	—	—	—	—	12,267	0.74
Non-owner occupied	999	14,003	—	—	15,323	—	30,325	0.81
Total real estate – commercial mortgage	12,539	14,730	—	—	15,323	—	42,592	0.78
Installment loans to individuals	—	—	22	—	6	20	48	0.05
Loans, net of unearned income	$12,775	$19,367	$1,044	$85	$15,482	$20	$48,773	0.39%

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

The following tables present the weighted average financial effect of loan modifications requiring disclosure under ASU 2022-02 by class of financing receivable for the periods presented.

Year ended December 31, 2024
Loan Type	Financial Effect
Interest Rate Reduction
Commercial, financial, agricultural	Reduced the interest rate 46 basis points
Real Estate - Commercial Mortgage - Owner Occupied	Reduced the interest rate 47 basis points
Term Extension
Commercial, financial, agricultural	Extended the term 8 months
Real estate – 1-4 family mortgage - Primary	Extended the term 51 months
Real estate – 1-4 family mortgage - Home Equity	Extended the term 16 months
Real estate – 1-4 family mortgage - Rental/investment	Extended the term 6 months
Real Estate - Commercial Mortgage - Owner Occupied	Extended the term 8 months
Real Estate - Commercial Mortgage - Non-owner Occupied	Extended the term 17 months
Payment Delay
Commercial, financial, agricultural	Delayed the payment 8 months
Real estate – 1-4 family mortgage - Primary	Delayed the payment 20 months
Real estate – 1-4 family mortgage - Rental/investment	Delayed the payment 131 months
Real Estate - Commercial Mortgage - Owner Occupied	Delayed the payment 40 months
Real Estate - Commercial Mortgage - Non-owner Occupied	Delayed the payment 9 months
Installment loans to individuals	Delayed the payment 17 months
Combination - Term Extension and Payment Delay
Commercial, financial, agricultural	Extended the term and delayed the payment 42 months
Real Estate - Commercial Mortgage - Owner Occupied	Extended the term and delayed the payment 9 months
Installment loans to individuals	Extended the term and delayed the payment 61 months
Combination - Interest Rate Reduction and Term Extension
Real Estate - Commercial Mortgage - Owner Occupied	Reduced the interest rate 275 basis points and extended the term 21 months
Combination - Interest Rate Reduction and Payment Delay
Real estate – 1-4 family mortgage - Primary	Reduced the interest rate 25 basis points and delayed the payment 51 months
Combination - Interest Rate Reduction, Term Extension and Payment Delay
Commercial, financial, agricultural	Reduced the interest rate 181 basis points and extended the term and delayed the payment 59 months
Installment loans to individuals	Reduced the interest rate 460 basis points and extended the term and delayed the payment 54 months

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

Year ended December 31, 2023
Loan Type	Financial Effect
Interest Rate Reduction
Real estate – 1-4 family mortgage - Primary	Reduced the interest rate 25 basis points
Real estate – 1-4 family mortgage - Home Equity	Reduced the interest rate 345 basis points
Real Estate - Commercial Mortgage - Owner Occupied	Reduced the interest rate 41 basis points
Real Estate - Commercial Mortgage - Non-owner Occupied	Reduced the interest rate 12 basis points
Term Extension
Commercial, financial, agricultural	Extended the term 5 months
Real estate – Construction - Residential	Extended the term 5 months
Real estate – 1-4 family mortgage - Primary	Extended the term 7 months
Real estate – 1-4 family mortgage - Home Equity	Extended the term 49 months
Real estate – 1-4 family mortgage - Rental/investment	Extended the term 7 months
Real Estate - Commercial Mortgage - Owner Occupied	Extended the term 8 months
Real Estate - Commercial Mortgage - Non-owner Occupied	Extended the term 8 months
Payment Delay
Commercial, financial, agricultural	Delayed the payment 31 months
Real estate – 1-4 family mortgage - Primary	Delayed the payment 45 months
Real estate – 1-4 family mortgage - Rental/investment	Delayed the payment 17 months
Real Estate - Commercial Mortgage - Owner Occupied	Delayed the payment 3 months
Installment loans to individuals	Delayed the payment 12 months
Combination - Interest Rate Reduction and Payment Delay
Real estate – 1-4 family mortgage - Primary	Reduced the interest rate 25 basis points and delayed the payment 43 months
Combination - Interest Rate Reduction and Term Extension
Installment loans to individuals	Reduced the interest rate 115 basis points and extended the term 12 months
Combination - Term Extension and Payment Delay
Real Estate - Commercial Mortgage - Non-owner Occupied	Extended the term 10 months and delayed the payment 8 months
Real estate – 1-4 family mortgage - Primary	Extended the term and delayed the payment 117 months
Installment loans to individuals	Extended the term and delayed the payment 15 months
Loan modifications requiring disclosure under ASU 2022-02, that were modified in 2024 and for which the accrual or past due status had deteriorated since the modification totaled $34 at December 31, 2024. The past due status of these loans moved from current to 30-89 days past due. At December 31, 2023, there were no modifications with accrual or past due status deterioration during 2023.
Credit Quality
For commercial and commercial real estate-secured loans, internal risk-rating grades are assigned jointly by lending and credit administration, with validation by loan review personnel. The risk rating is based on an analysis of the financial and collateral strength of the borrower, guarantor strength, as well as other credit attributes underlying each loan based on asset type and industry. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of commercial and commercial real estate secured loans. Loan grades range between 10 and 95, with 10 being loans with the least credit risk. Loans within the “Pass” grade (those with a risk rating between 10 and 69) generally have a lower risk of loss and therefore a lower risk factor applied to the loan balances. The “Special Mention” grade (those with a risk rating between 70 and 79) represents a loan where a significant adverse risk-modifying action is anticipated in the near term and, left uncorrected, could result in deterioration of the credit quality of the loan. Loans that migrate toward the “Substandard” grade (those with a risk rating between 80 and 95) generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2024
Commercial, Financial, Agricultural	$292,917	$208,900	$228,690	$113,192	$66,121	$54,163	$898,772	$2,889	$1,865,644
Pass	287,632	206,087	213,209	112,527	64,780	52,756	874,104	2,767	1,813,862
Special Mention	591	1,613	185	242	107	378	7,006	—	10,122
Substandard	4,694	1,200	15,296	423	1,234	1,029	17,662	122	41,660

Lease Financing Receivables	$12,239	$22,339	$39,738	$9,125	$3,724	$3,426	$—	$—	$90,591
Pass	12,239	17,225	34,637	8,778	2,587	3,246	—	—	78,712
Watch	—	1,261	3,254	173	1,137	180	—	—	6,005
Substandard	—	3,853	1,847	174	—	—	—	—	5,874

Real Estate - Construction	$353,568	$243,827	$382,439	$18,443	$—	$625	$20,096	$—	$1,018,998
Residential	$162,966	$15,455	$1,708	$—	$—	$625	$1,246	$—	$182,000
Pass	160,772	14,673	1,467	—	—	625	1,246	—	178,783
Special Mention	2,194	—	—	—	—	—	—	—	2,194
Substandard	—	782	241	—	—	—	—	—	1,023

Commercial	$190,602	$228,372	$380,731	$18,443	$—	$—	$18,850	$—	$836,998
Pass	190,602	216,051	380,731	18,443	—	—	18,850	—	824,677
Special Mention	—	12,321	—	—	—	—	—	—	12,321
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$187,587	$110,606	$120,025	$66,034	$33,800	$26,150	$35,740	$1,150	$581,092
Primary	$10,925	$5,336	$7,865	$4,247	$2,463	$6,534	$1,704	$796	$39,870
Pass	10,925	5,126	7,558	3,979	2,463	5,776	1,704	796	38,327
Special Mention	—	—	143	—	—	—	—	—	143
Substandard	—	210	164	268	—	758	—	—	1,400

Home Equity	$966	$1,005	$7	$937	$—	$35	$28,976	$51	$31,977
Pass	966	1,005	7	937	—	—	28,976	—	31,891
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	35	—	51	86

Rental/Investment	$96,447	$83,682	$108,436	$59,836	$31,029	$18,146	$4,745	$303	$402,624
Pass	95,903	82,878	108,296	59,553	30,936	17,487	4,745	213	400,011
Special Mention	180	564	44	52	24	—	—	—	864
Substandard	364	240	96	231	69	659	—	90	1,749

Land Development	$79,249	$20,583	$3,717	$1,014	$308	$1,435	$315	$—	$106,621
Pass	79,150	20,583	1,977	1,014	308	1,435	315	—	104,782
Special Mention	99	—	1,740	—	—	—	—	—	1,839
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$996,574	$708,788	$1,807,169	$1,009,177	$622,818	$792,959	$251,819	$35,475	$6,224,779
Owner-Occupied	$373,353	$271,445	$339,116	$275,077	$190,911	$304,663	$137,023	$2,969	$1,894,557
Pass	372,183	261,624	330,018	271,228	188,860	299,578	130,847	2,717	1,857,055
Special Mention	948	348	388	850	131	1,538	—	—	4,203
Substandard	222	9,473	8,710	2,999	1,920	3,547	6,176	252	33,299

Non-Owner Occupied	$576,021	$427,715	$1,447,377	$724,161	$428,874	$484,792	$105,645	$32,331	$4,226,916
Pass	554,095	427,339	1,354,418	718,043	425,291	430,220	105,645	24,360	4,039,411

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Special Mention	4,900	21	77,741	814	1,138	8,254	—	—	92,868
Substandard	17,026	355	15,218	5,304	2,445	46,318	—	7,971	94,637

Land Development	$47,200	$9,628	$20,676	$9,939	$3,033	$3,504	$9,151	$175	$103,306
Pass	47,134	9,585	17,187	9,735	2,783	3,468	9,151	175	99,218
Special Mention	66	24	142	31	59	—	—	—	322
Substandard	—	19	3,347	173	191	36	—	—	3,766

Installment loans to individuals	$5	$—	$—	$—	$—	$—	$—	$—	$5
Pass	5	—	—	—	—	—	—	—	5
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$1,842,890	$1,294,460	$2,578,061	$1,215,971	$726,463	$877,323	$1,206,427	$39,514	$9,781,109
Pass	1,811,606	1,262,176	2,449,505	1,204,237	718,008	814,591	1,175,583	31,028	9,466,734
Special Mention	8,978	16,152	83,637	2,162	2,596	10,350	7,006	—	130,881
Substandard	22,306	16,132	44,919	9,572	5,859	52,382	23,838	8,486	183,494

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2023
Commercial, Financial, Agricultural	$312,902	$289,264	$162,535	$98,894	$51,162	$38,518	$883,302	$19,440	$1,856,017
Pass	311,312	288,249	161,902	97,771	50,936	32,169	870,792	19,338	1,832,469
Special Mention	893	364	10	294	—	291	914	63	2,829
Substandard	697	651	623	829	226	6,058	11,596	39	20,719

Lease Financing Receivables	$32,842	$49,628	$12,317	$13,553	$5,969	$1,700	$—	$—	$116,009
Pass	32,842	47,050	12,317	11,735	5,443	1,395	—	—	110,782
Watch	—	2,578	—	1,818	526	305	—	—	5,227
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$320,889	$581,201	$308,442	$16,066	$—	$1,823	$1,225	$—	$1,229,646
Residential	$149,399	$12,883	$1,989	$—	$—	$369	$1,225	$—	$165,865
Pass	146,535	10,147	1,989	—	—	369	1,225	—	160,265
Special Mention	2,415	—	—	—	—	—	—	—	2,415
Substandard	449	2,736	—	—	—	—	—	—	3,185

Commercial	$171,490	$568,318	$306,453	$16,066	$—	$1,454	$—	$—	$1,063,781
Pass	142,917	568,318	306,453	16,066	—	1,454	—	—	1,035,208
Special Mention	28,573	—	—	—	—	—	—	—	28,573
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$145,568	$176,724	$100,757	$41,542	$19,753	$30,783	$30,889	$1,834	$547,850
Primary	$8,512	$8,729	$6,194	$3,943	$1,792	$8,573	$3,272	$915	$41,930
Pass	8,134	8,511	5,859	3,943	1,781	8,140	3,272	915	40,555
Special Mention	183	—	—	—	—	34	—	—	217
Substandard	195	218	335	—	11	399	—	—	1,158

Home Equity	$1,107	$10	$996	$—	$—	$16	$20,628	$74	$22,831

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Pass	1,107	10	996	—	—	1	20,628	—	22,742
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	15	—	74	89

Rental/Investment	$89,760	$129,241	$75,457	$37,171	$17,817	$18,721	$4,678	$845	$373,690
Pass	89,135	128,939	74,330	35,388	16,670	18,109	4,678	583	367,832
Special Mention	63	47	256	4	50	42	—	—	462
Substandard	562	255	871	1,779	1,097	570	—	262	5,396

Land Development	$46,189	$38,744	$18,110	$428	$144	$3,473	$2,311	$—	$109,399
Pass	46,151	38,744	18,110	409	144	3,372	2,311	—	109,241
Special Mention	—	—	—	—	—	101	—	—	101
Substandard	38	—	—	19	—	—	—	—	57

Real Estate - Commercial Mortgage	$716,844	$1,572,099	$1,111,564	$717,571	$429,783	$723,344	$176,617	$26,252	$5,474,074
Owner-Occupied	$264,589	$336,491	$321,491	$214,365	$164,931	$283,517	$60,200	$3,247	$1,648,831
Pass	260,831	325,575	318,391	212,368	159,552	275,088	56,453	2,977	1,611,235
Special Mention	562	1,147	890	107	3,385	2,953	25	—	9,069
Substandard	3,196	9,769	2,210	1,890	1,994	5,476	3,722	270	28,527

Non-Owner Occupied	$432,769	$1,195,500	$776,264	$499,290	$260,355	$434,541	$111,609	$22,821	$3,733,149
Pass	428,740	1,194,864	761,476	494,971	223,264	398,188	111,609	13,774	3,626,886
Special Mention	1,339	454	14,422	4,111	14,001	12,677	—	—	47,004
Substandard	2,690	182	366	208	23,090	23,676	—	9,047	59,259

Land Development	$19,486	$40,108	$13,809	$3,916	$4,497	$5,286	$4,808	$184	$92,094
Pass	18,996	36,479	13,567	3,775	4,479	5,046	4,776	184	87,302
Special Mention	432	3,334	36	—	—	—	—	—	3,802
Substandard	58	295	206	141	18	240	32	—	990

Installment loans to individuals	$—	$—	$—	$—	$3	$—	$—	$—	$3
Pass	—	—	—	—	3	—	—	—	3
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$1,529,045	$2,668,916	$1,695,615	$887,626	$506,670	$796,168	$1,092,033	$47,526	$9,223,599
Pass	1,486,700	2,646,886	1,675,390	876,426	462,272	743,331	1,075,744	37,771	9,004,520
Special Mention	34,460	7,924	15,614	6,334	17,962	16,403	939	63	99,699
Substandard	7,885	14,106	4,611	4,866	26,436	36,434	15,350	9,692	119,380

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2024
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$20,173	$—	$—	$20,173
Performing Loans	—	—	—	—	—	20,173	—	—	20,173
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$—	$—	$—	$—	$—	$—	$—	$—	$—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$37,714	$23,301	$11,210	$2,056	$—	$—	$108	$266	$74,655
Residential	$37,714	$23,301	$11,210	$2,056	$—	$—	$108	$266	$74,655
Performing Loans	37,514	23,301	11,210	2,056	—	—	108	266	74,455
Non-Performing Loans	200	—	—	—	—	—	—	—	200

Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$154,305	$341,962	$708,223	$492,408	$280,382	$417,656	$499,157	$13,692	$2,907,785
Primary	$152,511	$340,032	$706,868	$490,903	$279,683	$417,316	$—	$893	$2,388,206
Performing Loans	152,207	336,019	692,470	485,325	269,503	397,394	—	893	2,333,811
Non-Performing Loans	304	4,013	14,398	5,578	10,180	19,922	—	—	54,395

Home Equity	$30	$—	$—	$—	$—	$195	$499,157	$12,799	$512,181
Performing Loans	30	—	—	—	—	177	499,052	9,553	508,812
Non-Performing Loans	—	—	—	—	—	18	105	3,246	3,369

Rental/Investment	$—	$—	$—	$256	$—	$58	$—	$—	$314
Performing Loans	—	—	—	256	—	58	—	—	314
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	$1,764	$1,930	$1,355	$1,249	$699	$87	$—	$—	$7,084
Performing Loans	1,764	1,919	1,355	1,240	699	87	—	—	7,064
Non-Performing Loans	—	11	—	9	—	—	—	—	20

Real Estate - Commercial Mortgage	$2,614	$2,350	$1,902	$2,567	$1,460	$396	$—	$—	$11,289
Owner-Occupied	$—	$—	$—	$—	$121	$1	$—	$—	$122
Performing Loans	—	—	—	—	121	1	—	—	122
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	$—	$—	$—	$—	$21	$—	$—	$—	$21
Performing Loans	—	—	—	—	21	—	—	—	21
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	$2,614	$2,350	$1,902	$2,567	$1,318	$395	$—	$—	$11,146
Performing Loans	2,614	2,350	1,789	2,567	1,317	395	—	—	11,032
Non-Performing Loans	—	—	113	—	1	—	—	—	114

Installment loans to individuals	$32,598	$11,488	$7,971	$3,815	$1,317	$17,261	$15,530	$29	$90,009
Performing Loans	32,561	11,472	7,971	3,802	1,317	17,212	15,529	29	89,893
Non-Performing Loans	37	16	—	13	—	49	1	—	116

Total loans not subject to risk rating	$227,231	$379,101	$729,306	$500,846	$283,159	$455,486	$514,795	$13,987	$3,103,911
Performing Loans	226,690	375,061	714,795	495,246	272,978	435,497	514,689	10,741	3,045,697
Non-Performing Loans	541	4,040	14,511	5,600	10,181	19,989	106	3,246	58,214

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

The following table discloses gross charge-offs by year of origination for the year ended December 31, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Charge-offs
Commercial, financial, agricultural	$—	$46	$152	$879	$4	$2,975	$407	$—	$4,463
Lease financing	—	336	306	—	—	—	—	—	642
Real estate – construction:
Residential	—	—	145	—	—	—	—	—	145
Commercial	—	—	—	—	—	—	—	—	—
Total real estate – construction	$—	$—	$145	$—	$—	$—	$—	$—	$145
Real estate – 1-4 family mortgage:
Primary	—	29	195	35	110	102	—	—	471
Home equity	—	—	329	—	—	121	—	—	450
Rental/investment	—	—	—	—	—	45	—	—	45
Total real estate – 1-4 family mortgage	$—	$29	$524	$35	$110	$268	$—	$—	$966
Real estate – commercial mortgage:
Owner-occupied	—	—	37	—	—	—	—	—	37
Non-owner occupied	—	—	—	—	—	5,693	—	—	5,693
Total real estate – commercial mortgage	$—	$—	$37	$—	$—	$5,700	$—	$—	$5,737
Installment loans to individuals	$36	$110	$69	$15	$3	$1,623	$—	$—	$1,856
Loans, net of unearned income	$36	$521	$1,233	$929	$117	$10,566	$407	$—	$13,809
The following table discloses gross charge-offs by year of origination for the year ended December 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Charge-offs
Commercial, financial, agricultural	$898	$1,909	$235	$131	$635	$4,165	$865	$—	$8,838
Lease financing	883	273	248	72	48	—	—	—	1,524
Real estate – construction:
Residential	—	57	—	—	—	—	—	—	57
Commercial	—	—	—	—	—	—	—	—	—
Total real estate – construction	$—	$57	$—	$—	$—	$—	$—	$—	$57
Real estate – 1-4 family mortgage:
Primary	—	17	—	—	—	92	—	—	109
Home equity	—	—	—	—	25	90	—	—	115
Rental/investment	—	—	91	72	10	20	—	—	193
Total real estate – 1-4 family mortgage	$—	$17	$91	$72	$35	$202	$—	$—	$417
Real estate – commercial mortgage:
Owner-occupied	—	—	—	—	—	582	—	—	582
Non-owner occupied	—	—	—	—	—	4,986	—	—	4,986
Total real estate – commercial mortgage	$—	$—	$—	$—	$—	$5,568	$—	$—	$5,568
Installment loans to individuals	$29	$45	$43	$35	$7	$2,477	$—	$—	$2,636
Loans, net of unearned income	$1,810	$2,301	$617	$310	$725	$12,412	$865	$—	$19,040
Related Party Loans
Certain executive officers and directors of the Bank and their associates are customers of and have other transactions with the Bank. Related party loans and commitments are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or the Bank and do not involve more than a normal risk of collectability or present other unfavorable features. A summary of the changes in related party loans follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Loans (continued)

Loans at December 31, 2023	$5,063
New loans and advances	94
Payments received	(907)
Loans at December 31, 2024	$4,250
No related party loans were classified as past due or nonaccrual at December 31, 2024 or 2023. Unfunded commitments to certain executive officers and directors and their associates totaled $1,168 and $5,461 at December 31, 2024 and 2023, respectively.

Note 4 – Allowance for Credit Losses
(In Thousands)
Allowance for Credit Losses on Loans
The following table provides a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Year Ended December 31, 2024
Allowance for credit losses on loans:
Beginning balance	$43,980	$18,612	$47,283	$77,020	$2,515	$9,168	$198,578
Impact of PCD loans acquired during the period	—	—	—	—	—	—	—
Charge-offs	(4,463)	(145)	(966)	(5,737)	(642)	(1,856)	(13,809)
Recoveries	1,710	—	166	2,278	34	1,551	5,739
Net charge-offs	(2,753)	(145)	(800)	(3,459)	(608)	(305)	(8,070)
(Recoveries of) provision for credit losses on loans	(2,700)	(3,341)	1,278	16,643	1,461	(2,093)	11,248
Ending balance	$38,527	$15,126	$47,761	$90,204	$3,368	$6,770	$201,756
Period-End Amount Allocated to:
Individually evaluated	$3,823	$—	$—	$9,622	$1,337	$270	$15,052
Collectively evaluated	34,704	15,126	47,761	80,582	2,031	6,500	186,704
Ending balance	$38,527	$15,126	$47,761	$90,204	$3,368	$6,770	$201,756
Loans:
Individually evaluated	$9,712	$241	$6,576	$45,182	$4,082	$270	$66,063
Collectively evaluated	1,876,105	1,093,412	3,482,301	6,190,886	86,509	89,744	12,818,957
Ending balance	$1,885,817	$1,093,653	$3,488,877	$6,236,068	$90,591	$90,014	$12,885,020

Nonaccruing loans with no allowance for credit losses	$122	$241	$6,298	$14,764	$614	$—	$22,039

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Allowance for Credit Losses (continued)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Year Ended December 31, 2023
Allowance for credit losses on loans:
Beginning balance	$44,255	$19,114	$44,727	$71,798	$2,463	$9,733	$192,090
Impact of PCD loans acquired during the period	25	—	—	—	—	—	25
Charge-offs	(8,838)	(57)	(417)	(5,568)	(1,524)	(2,636)	(19,040)
Recoveries	3,090	48	389	712	18	2,453	6,710
Net charge-offs	(5,748)	(9)	(28)	(4,856)	(1,506)	(183)	(12,330)
Provision for (recoveries of) credit losses on loans	5,448	(493)	2,584	10,078	1,558	(382)	18,793
Ending balance	$43,980	$18,612	$47,283	$77,020	$2,515	$9,168	$198,578
Period-End Amount Allocated to:
Individually evaluated	$9,093	$—	$83	$1,132	$—	$270	$10,578
Collectively evaluated	34,887	18,612	47,200	75,888	2,515	8,898	188,000
Ending balance	$43,980	$18,612	$47,283	$77,020	$2,515	$9,168	$198,578
Loans:
Individually evaluated	$18,026	$—	$11,600	$15,705	$—	$270	$45,601
Collectively evaluated	1,853,795	1,333,397	3,428,319	5,470,845	116,020	103,253	12,305,629
Ending balance	$1,871,821	$1,333,397	$3,439,919	$5,486,550	$116,020	$103,523	$12,351,230

Nonaccruing loans with no allowance for credit losses	$1,689	$—	$10,876	$11,027	$—	$—	$23,592
The Company’s allowance for credit loss model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. While credit metrics remained relatively stable, loan growth caused the Company’s allowance model to indicate that the size of the allowance for credit losses was appropriate during 2024.

Allowance for Credit Losses on Unfunded Loan Commitments
The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments included in “Other liabilities” in the Consolidated Balance Sheets for the periods presented.

	Year Ended
	2024	2023
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$16,918	$20,118
Recovery of credit losses on unfunded loan commitments	(1,975)	(3,200)
Ending balance	$14,943	$16,918

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Premises and Equipment
(In Thousands)
Bank premises and equipment at December 31 are summarized as follows:

	2024	2023
Premises	$262,536	$258,481
Leasehold improvements	37,155	36,308
Furniture and equipment	70,197	68,546
Computer equipment	28,577	27,102
Autos	180	144
Lease right-of-use assets	46,811	48,517
Total	445,456	439,098
Accumulated depreciation	(165,660)	(155,903)
Net	$279,796	$283,195
Depreciation expense was $14,911, $14,881 and $14,857 for the years ended December 31, 2024, 2023 and 2022, respectively.
See Note 23, “Leases,” for further details regarding the Company’s right-of-use assets.

Note 6 – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”), net of valuation allowances and direct write-downs, as of the dates presented:

	December 31, 2024	December 31, 2023
Residential real estate	$2,966	$1,211
Commercial real estate	5,681	8,407
Residential land development	19	4
Commercial land development	7	—
Total	$8,673	$9,622
Changes in the Company’s OREO were as follows for the periods presented:

Total OREO
Balance at December 31, 2022	$1,763
Transfers of loans	10,738
Impairments	(18)
Dispositions	(2,840)
Other	(21)
Balance at December 31, 2023	$9,622
Transfers of loans	5,037
Impairments	(438)
Dispositions	(3,123)
Other	(2,425)
Balance at December 31, 2024	$8,673

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 6 – Other Real Estate Owned (continued)

At December 31, 2024 and 2023, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $505 and $395, respectively.
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows, as of the dates presented:

	Year Ended December 31,
	2024	2023	2022
Repairs and maintenance	$372	$103	$54
Property taxes and insurance	280	427	93
Impairments	438	18	110
Net gains on OREO sales	(227)	(275)	(703)
Rental income	(5)	(6)	(7)
Total	$858	$267	$(453)

Note 7 – Goodwill and Other Intangible Assets
(In Thousands)
Changes in the carrying amount of goodwill during the years ended December 31, 2024 were as follows:

	Community Banks	Insurance	Total
Balance at December 31, 2022	$988,941	$2,767	$991,708
Measurement period adjustments to goodwill from the Continental Republic Capital, LLC acquisition	(43)	—	(43)
Balance at December 31, 2023	$988,898	$2,767	$991,665
Sale of the insurance agency	—	(2,767)	(2,767)
Balance at December 31, 2024	$988,898	$—	$988,898

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2024
Core deposit intangible	$82,492	$(71,881)	$10,611
Customer relationship intangible	7,670	(4,176)	3,494
Total finite-lived intangible assets	$90,162	$(76,057)	$14,105
December 31, 2023
Core deposit intangible	$82,492	$(68,383)	$14,109
Customer relationship intangible	7,670	(2,984)	4,686
Total finite-lived intangible assets	$90,162	$(71,367)	$18,795
Core deposit intangible amortization expense for the years ended December 31, 2024, 2023 and 2022 was $3,498, $4,044 and $4,941, respectively. Customer relationship intangible amortization expense for the year ended December 31, 2024, 2023 and 2022 was $1,192, $1,337 and $181, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 7 – Goodwill and Other Intangible Assets (continued)
The estimated amortization expense of finite-lived intangible assets for the five succeeding fiscal years is summarized as follows:

	Core Deposit Intangible	Customer Relationship Intangible	Total
2025	$3,102	$1,048	$4,150
2026	2,899	860	3,759
2027	2,775	628	3,403
2028	1,835	483	2,318
2029	—	330	330
Thereafter	—	144	144

Note 8 – Mortgage Servicing Rights
(In Thousands)
Changes in the Company’s mortgage servicing rights (“MSRs”) were as follows, for the periods presented:

Carrying value at January 1, 2023	$84,448
Capitalization	17,079
Amortization	(9,839)
Carrying value at December 31, 2023	$91,688
Sale of MSRs	(19,539)
Capitalization	10,195
Amortization	(9,353)
Carrying value at December 31, 2024	$72,991
The gains recognized on the sale of MSRs are included in “Mortgage banking income” in the Consolidated Statements of Income. During 2024, the Company sold a portion of its MSR portfolio for net proceeds of $23,011, resulting in a gain of $3,472. The Company recognized a gain of $547 in 2023 related to a holdback of previously sold MSR assets.
Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31 are as follows:

	2024	2023	2022
Unpaid principal balance	$6,008,937	$7,826,182	$7,494,413
Weighted-average prepayment speed (CPR)	9.48%	8.77%	7.00%
Estimated impact of a 10% increase	$(3,134)	$(2,653)	$(5,393)
Estimated impact of a 20% increase	(6,062)	(5,457)	(10,354)

Discount rate	11.05%	10.85%	10.30%
Estimated impact of a 100bp increase	$(3,809)	$(4,753)	$(1,765)
Estimated impact of a 200bp increase	(7,336)	(9,149)	(3,957)

Weighted-average coupon interest rate	4.29%	3.88%	3.51%
Weighted-average servicing fee (basis points)	35.91	33.24	32.44
Weighted-average remaining maturity (in years)	7.30	7.50	8.33
The movement of mortgage interest rates has an inverse relationship with prepayment speeds and discount rates.
The Company recorded servicing fees of $15,177, $18,081 and $18,452, for the twelve months ended December 31, 2024, 2023 and 2022, respectively. These fees are included under the line item “Mortgage banking income” in the Consolidated Statements of Income.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 9 – Deposits
(In Thousands)
The following is a summary of deposits as of December 31:

	2024	2023
Noninterest-bearing deposits	$3,403,981	$3,583,675
Interest-bearing demand deposits	7,879,917	6,923,039
Savings deposits	809,430	874,842
Time deposits(1)	2,479,284	2,695,229
Total deposits	$14,572,612	$14,076,785
(1) Includes brokered deposits in the amount of $0 and $461,441 as of December 31,2024 and 2023, respectively.
The approximate scheduled maturities of time deposits, including brokered deposits, at December 31, 2024 are as follows:

2025	$2,394,116
2026	51,609
2027	21,303
2028	6,561
2029	4,517
Thereafter	1,178
Total	$2,479,284
The aggregate amount of time deposits in denominations of $250 or more at December 31, 2024 and 2023 was $827,329 and $774,206, respectively. Certain executive officers and directors and their respective affiliates had amounts on deposit with Renasant Bank of approximately $21,883 and $10,800 at December 31, 2024 and 2023, respectively.

Note 10 – Short-Term Borrowings
(In Thousands)
Short-term borrowings as of December 31 are summarized as follows:

	2024	2023
Securities sold under agreements to repurchase	$8,018	$7,577
Federal Home Loan Bank short-term advances	100,000	300,000
Total short-term borrowings	$108,018	$307,577
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
Federal funds purchased, of which there were none outstanding at December 31, 2024 and 2023, are short term borrowings, generally overnight borrowings, between financial institutions that are generally used to maintain reserve requirements at the Federal Reserve Bank or elsewhere. Short-term borrowings from the FHLB (i.e. advances with original maturities of less than one year) are used to meet anticipated short-term liquidity needs. The Company had availability on unused lines of credit with the FHLB of $4,004,630 at December 31, 2024. The Company also had credit available at the Federal Reserve Discount Window in the amount of $656,683.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 10 – Short-Term Borrowings (continued)

The average balances and cost of funds of short-term borrowings for the years ending December 31 are summarized as follows:

	Average Balances			Cost of Funds
	2024	2023	2022	2024	2023	2022
Federal Home Loan Bank short-term advances	$110,601	$453,630	$175,370	1.34%	4.11%	2.52%
Federal funds purchased	5	25	97	2.05	6.34	3.97
Securities sold under agreements to repurchase	8,658	8,037	12,217	0.96	0.98	0.36
Total short-term borrowings	$119,264	$461,692	$187,684	1.32%	4.05%	2.38%
The Company maintains lines of credit with correspondent banks totaling $150,000 at December 31, 2024. Interest is charged at the market federal funds rate on all advances. There were no amounts outstanding under these lines of credit at December 31, 2024 or 2023.

Note 11 – Long-Term Debt
(In Thousands)
Long-term debt as of December 31, 2024 and 2023 is summarized as follows:

	2024	2023
Federal Home Loan Bank advances	$—	$—
Junior subordinated debentures	113,916	112,978
Subordinated notes	316,698	316,422
Total long-term debt	$430,614	$429,400
Federal Home Loan Bank Advances
Long-term FHLB borrowings are used to match fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowings compares favorably to the rates required to attract deposits. The Company did not prepay any outstanding long-term advances from the FHLB during 2023 and 2022.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 11 – Long-Term Debt (continued)
The interest rate on the debentures reprices quarterly equal to the three-month CME Term SOFR at the determination date plus the applicable spread. The debentures owned by the respective trusts are currently redeemable at par. The following table provides the details of the debentures as of December 31, 2024:

	Principal Amount	Carrying Value	Spread (in bps)	Year of Maturity	Amount Included in Tier 1 Capital
PHC Statutory Trust I	$20,619	$20,619	285	2033	$20,000
PHC Statutory Trust II	31,959	31,959	187	2035	31,000
Capital Bancorp Capital Trust I	12,372	12,372	150	2035	12,000
First M&F Statutory Trust I	30,928	25,490	133	2036	24,563
Brand Trust I	10,310	9,777	205	2035	9,466
Brand Trust II	5,155	5,195	300	2037	5,040
Brand Trust III	5,155	5,196	300	2038	5,041
Brand Trust IV	3,093	3,308	375	2038	3,215
Total		$113,916			$110,325
The Company has entered into an interest rate swap agreement on the First M&F Statutory Trust I pursuant to which the Company received an amount approximately equal to the interest paid on the debentures and paid a fixed rate of interest equal to 4.18% at December 31, 2024.
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

Issue Date	Initial principal	Fixed rate	Fixed to floating transition date	Benchmark rate	Spread (in bps)	Debt outstanding	Maturity
August 22, 2016	$40,000	5.50%	September 1, 2026	3-month CME Term SOFR	407.1	$40,000	September 1, 2031
September 3, 2020	$100,000	4.50%	September 15, 2030	3-month CME Term SOFR	402.5	$100,000	September 15, 2035
November 23, 2021	$200,000	3.00%	December 1, 2026	3-month CME Term SOFR	191	$196,400	December 1, 2031
Debt issuance costs and fair value adjustment						(19,702)
Total subordinated debt						$316,698
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
The aggregate stated maturities of long-term debt outstanding at December 31, 2024, are summarized as follows:

	Federal Home Loan Bank advances	Junior subordinated debentures	Subordinated notes	Total
2025	$—	$—	$—	$—
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
Thereafter	—	113,916	316,698	430,614
Total	$—	$113,916	$316,698	$430,614

Note 12 – Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)
Pension and Post-retirement Medical Plans
The Company sponsors a noncontributory defined benefit pension plan, under which participation and benefit accruals ceased as of December 31, 1996. The Company’s funding policy is to contribute annually to the plan an amount not less than the minimum required contribution, as determined annually by consulting actuaries in accordance with funding standards imposed under the Internal Revenue Code of 1986, as amended. No contributions were made or required in 2024 or 2023. The Company does not anticipate that a contribution will be required in 2025. The plan’s accumulated benefit obligation and projected benefit obligation are substantially the same since benefit accruals have ceased. The accumulated benefit obligation was $18,685 and $20,195 at December 31, 2024 and 2023, respectively. There is no additional minimum pension liability required to be recognized.
The Company provides retiree medical benefits, consisting of the opportunity to purchase coverage at subsidized rates under the Company’s group medical plan. Employees eligible to participate must (i) have been employed by the Company and enrolled in the Company’s group medical plan as of December 31, 2004 and (ii) retire from the Company between ages 55 and 65 with at least 15 years of service or 70 points (points determined as the sum of the employee’s age and years of service). The Company periodically determines the portion of the premiums to be paid by each retiree and the portion to be paid by the Company. Coverage ceases when a retiree attains age 65 and is eligible for Medicare. The Company did not contribute to the plan in 2024 and contributed $41 to the plan in 2023; the Company expects to contribute approximately $86 in 2025.
The Company accounts for its obligations related to retiree benefits in accordance with ASC 715, “Compensation – Retirement Benefits.” The assumed rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) for 2024 is 7.5%. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation or the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2024 and for the year then ended.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Employee Benefit and Deferred Compensation Plans (continued)

The following table presents information relating to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits - Renasant”) and the post-retirement health plan (“Other Benefits”) as of December 31, 2024 and 2023:

	Pension Benefits Renasant		Other Benefits
	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$20,195	$21,230	$512	$551
Service cost	—	—	—	1
Interest cost	908	995	21	22
Plan participants’ contributions	—	—	21	49
Actuarial (gain) loss	(620)	74	(89)	(21)
Benefits paid	(1,798)	(2,104)	(17)	(90)
Benefit obligation at end of year	$18,685	$20,195	$448	$512
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$20,119	$20,854
Actual return on plan assets	827	1,369
Contribution by employer	—	—
Benefits paid	(1,798)	(2,104)
Fair value of plan assets at end of year	$19,148	$20,119
Funded status at end of year	$463	$(76)	$(448)	$(512)
Weighted-average assumptions as of December 31
Discount rate used to determine the benefit obligation	5.37%	4.74%	4.99%	4.53%
The discount rate assumptions at December 31, 2024 were determined using a yield curve approach. A yield curve was developed from a selection of high quality fixed-income investments whose cash flows approximate the timing and amount of expected cash flows from the plans. The selected discount rate is the rate that produces the same present value of the plans’ projected benefit payments.
The components of net periodic benefit cost and other amounts recognized in other comprehensive income for the defined benefit pension and post-retirement health plans for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Pension Benefits Renasant			Other Benefits
	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$—	$—	$1	$4
Interest cost	908	995	738	21	22	12
Expected return on plan assets	(993)	(1,236)	(1,684)	—	—	—
Recognized actuarial loss (gain)	517	523	243	(93)	(61)	(76)
Net periodic benefit cost	432	282	(703)	(72)	(38)	(60)
Net actuarial (gain) loss arising during the period	(455)	(60)	4,155	(89)	(20)	(48)
Amortization of net actuarial (loss) gain recognized in net periodic pension cost	(516)	(523)	(243)	94	61	76
Total recognized in other comprehensive income	(971)	(583)	3,912	5	41	28
Total recognized in net periodic benefit cost and other comprehensive income	$(539)	$(301)	$3,209	$(67)	$3	$(32)
Weighted-average assumptions as of December 31
Discount rate used to determine net periodic pension cost	4.74%	4.94%	2.79%	4.53%	4.74%	2.35%
Expected return on plan assets	5.20%	6.25%	5.75%	N/A	N/A	N/A

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Employee Benefit and Deferred Compensation Plans (continued)

Future estimated benefit payments under the Renasant defined benefit pension plan and other benefits are as follows:

	Pension Benefits Renasant	Other Benefits
2025	$2,101	$86
2026	1,967	76
2027	1,896	76
2028	1,890	54
2029	1,836	70
2030 - 2034	7,763	149
Amounts recognized in accumulated other comprehensive income, before tax, for the year ended December 31, 2024 are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss (gain)	9,752	(225)
Total	$9,752	$(225)
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2025 are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss (gain)	485	(88)
Total	$485	$(88)
Approximately 87% of the pension plan’s assets are invested in a collective trust, which in turn invests in other collective or pooled trusts with individual investment mandates. The collective trust’s asset allocation is approximately 63% in growth assets, consisting of interests in trusts invested in equity securities, high yield fixed income securities, and direct real estate investments (approximately 6% of assets), and approximately 37% in assets intended to hedge against the volatility arising from interest rate risk, consisting of interests in trusts invested in long duration fixed income securities. The collective trust is actively managed, allowing changes in the asset allocation to enhance returns and mitigate risk, with the mandate to preserve the funded status of the plan through portfolio growth and interest rate hedging. Management’s investment committee periodically reviews the collective trust’s performance and asset allocation to ensure that the plan’s investment objectives are satisfied and that the investment strategy of the trust has not materially changed.
The remaining 13% of the pension plan’s assets are managed by Park Place Capital, a wholly owned subsidiary of Renasant Bank. These assets are invested in large cap securities on which covered call options are written to generate income.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Employee Benefit and Deferred Compensation Plans (continued)

The fair values of the Company’s defined benefit pension plan assets by category at December 31, 2024 and 2023 are below. Investments in collective trusts consist of trusts that invest primarily in liquid equity and fixed income securities and have a small direct investment in real estate. There is generally no restriction on redemptions or withdrawals for benefit payments or in the event of plan termination; 60 days notice is required to redeem or withdraw assets for any other purpose.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at net asset value per share (“NAV”)	Totals
December 31, 2024
Cash and cash equivalents	$281	$—	$—	$—	$281
Investments in collective trusts	—	—	—	16,590	16,590
U.S. government securities	—	156	—	—	156
Corporate stocks	2,121	—	—	—	2,121
	$2,402	$156	$—	$16,590	$19,148

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Totals
December 31, 2023
Cash and cash equivalents	$1,042	$—	$—	$—	$1,042
Investments in collective trusts	—	—	—	17,830	17,830
U.S. government securities	—	47	—	—	47
Corporate stocks	1,200	—	—	—	1,200
	$2,242	$47	$—	$17,830	$20,119
Other Retirement Plans
The Company maintains a 401(k) plan, which is a contributory plan maintained in the form of a “safe harbor” arrangement. Employees are immediately enrolled in the plan and eligible to make pre-tax deferrals, subject to limits imposed under the plan and the deferral limit established annually by the IRS, and receive Company matching contributions not in excess of 4% of compensation. The Company may make a discretionary profit-sharing contribution for each eligible participant as an equal percentage of each participant’s compensation. To be eligible to receive this profit-sharing contribution, an employee must: (i) be employed on the last day of the year and be credited with 1000 hours of service during the year; (ii) die or become disabled during the year; or (iii) have attained the early or normal retirement age (as defined in the plan). Senior executive officers of the Bank are not eligible to receive these discretionary contributions. No profit-sharing contribution was made for the year 2024. The Company’s costs related to the 401(k) plan, excluding employee deferrals, in 2024, 2023 and 2022 were $7,290, $6,757 and $7,045, respectively.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Employee Benefit and Deferred Compensation Plans (continued)

The Company’s Deferred Stock Unit and Deferred Income Plan are unfunded. It is anticipated that such plans will result in no additional cost to the Company because life insurance policies on the lives of participants have been purchased in amounts estimated to be sufficient to pay plan benefits. The Company is both the owner and beneficiary of the policies. The expense recorded in 2024, 2023 and 2022 for the Company’s Deferred Stock Unit and Deferred Income Plan, including deferrals, was $3,269, $3,265 and $1,486, respectively.
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
In 2007, the Company assumed supplemental executive retirement plans (SERPs) in connection with the acquisition of Capital Bancorp, Inc. and its affiliates. The plans are designed to provide four officers specified annual benefits for a 15-year period upon the attainment of a designated retirement age. Liabilities associated with the SERPs totaled $3,143 and $3,345 at December 31, 2024 and 2023, respectively. The plans are not qualified under Section 401 of the Internal Revenue Code of 1986, as amended.
Incentive Compensation Plans
Under the Company’s Performance Based Rewards Plan, annual cash bonuses are paid to eligible officers and employees, subject to the attainment of designated performance criteria that may relate to the Company’s performance, the performance of an affiliate, region, division or profit center, and/or to individual or team performance. The Company annually sets minimum, target, and superior levels of performance. Minimum performance must be attained for the payment of any bonus; superior performance must be attained for maximum payouts. The expense associated with the plan for 2024, 2023 and 2022 was $8,659, $10,303 and $9,545, respectively.
In 2020, the Company implemented the 2020 Long-Term Incentive Compensation Plan that provides for the grant of stock options and stock appreciation rights and the award of restricted stock and restricted stock units.
Options granted under the plan permit the acquisition of shares of the Company’s common stock at an exercise price equal to the fair market value of the shares on the date of grant. Options may be subject to time-based vesting or the attainment of performance criteria; all options expire ten years after the date of grant. Options that do not vest or expire unexercised are forfeited and canceled. Stock appreciation rights may be granted under the plan on terms similar to options. There were no stock options or stock appreciation rights granted, or associated compensation expense (recognized or unrecognized), during the years ended December 31, 2024, 2023 or 2022.
No options have been outstanding since December 31, 2021.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Employee Benefit and Deferred Compensation Plans (continued)

In 2024, the Company made performance-based and time-based restricted stock awards; restricted stock units were not awarded. The fair value of each restricted stock award is the closing price of the Company’s common stock on the business day immediately preceding the date of the award. For restricted stock awarded under the plan, the Company recorded compensation expense of $13,562, $13,458 and $11,244 for the years ended December 31, 2024, 2023 and 2022, respectively. The following table summarizes the changes in restricted stock as of and for the year ended December 31, 2024:

	Performance- Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Not vested at beginning of year	169,575	$36.38	779,564	$36.20
Awarded	95,048	33.44	351,418	32.87
Vested	(61,508)	38.62	(298,600)	35.52
Forfeited and cancelled	—	—	(31,201)	33.99
Not vested at end of year	203,115	$34.32	801,181	$35.08
Unrecognized stock-based compensation expense related to restricted stock totaled $13,322 at December 31, 2024. As of such date, the weighted average period over which the unrecognized expense is expected to be recognized was approximately 1.68 years.
At December 31, 2024, an aggregate of 2,418,071 shares of Company common stock were available for issuance under the Company’s employee benefit plans of which 955,493 shares were available for issuance under the Company’s 401(k) plan, 124,250 shares were available under the Company’s Deferred Stock Unit Plan, and 1,338,328 shares were available under the Company’s 2020 Long-Term Incentive Compensation Plan.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Derivative Instruments (continued)

The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

	Balance Sheet	December 31, 2024		December 31, 2023
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$877,051	$14,071	$532,279	$13,567
Interest rate lock commitments	Other Assets	64,365	861	61,957	1,483
Forward commitments	Other Assets	174,000	1,242	20,000	43
Totals		$1,115,416	$16,174	$614,236	$15,093
Derivative liabilities:
Interest rate contracts	Other Liabilities	$880,371	$14,094	$535,725	$13,567
Interest rate lock commitments	Other Liabilities	1,829	122	2,292	—
Forward commitments	Other Liabilities	52,000	86	165,000	2,605
Totals		$934,200	$14,302	$703,017	$16,172
Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows, as of the dates presented:

	Year Ended December 31,
	2024	2023	2022
Interest rate contracts:
Included in interest income on loans	$14,128	$8,156	$2,470
Interest rate lock commitments:
Included in mortgage banking income	(713)	319	(4,128)
Forward commitments
Included in mortgage banking income	3,718	(1,848)	(645)
Total	$17,133	$6,627	$(2,303)
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
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	December 31, 2024		December 31, 2023
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$130,000	$22,780	$130,000	$21,486
Interest rate collars	Other Assets	—	—	200,000	572
Totals		$130,000	$22,780	$330,000	$22,058
Derivative liabilities:
Interest rate swaps	Other Liabilities	$—	$—	$—	$—
Interest rate collars	Other Liabilities	450,000	598	250,000	384
Totals		$450,000	$598	$250,000	$384

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Derivative Instruments (continued)

The impact on other comprehensive income for the years ended December 31, 2024, 2023, and 2022, is described in Note 16, “Other Comprehensive Income (Loss).”
In October 2021, the Company terminated four interest rate swap contracts with notional amounts of $25,000 each. These swaps hedged forecasted future FHLB borrowings which were no longer expected to occur. As a result of the termination the Company recognized a gain of $4,676 for the year ended December 31, 2022. There have been no such terminations since October 2021.
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
The following table provides a summary of the Company’s derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	December 31, 2024		December 31, 2023
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$17,368	$100,000	$17,052
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Year ended December 31,
	Location	2024	2023	2022
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$(317)	$2,737	$(14,378)
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$317	$(2,737)	$14,378
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Long-term debt	$81,648	$81,791	$17,369	$17,052
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Derivative Instruments (continued)

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Gross amounts recognized	$34,505	$29,284	$28,550	$26,425
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	34,505	29,284	28,550	26,425
Gross amounts not offset in the consolidated balance sheets
Financial instruments	27,939	23,863	27,939	23,863
Financial collateral pledged	—	—	611	1,074
Net amounts	$6,566	$5,421	$—	$1,488

Note 14 – Income Taxes
(In Thousands)
Significant components of the provision for income taxes are as follows for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$42,179	$36,138	$39,507
State	2,680	1,376	3,453
	44,859	37,514	42,960
Deferred
Federal	7,028	(1,187)	1,630
State	(2,379)	(3,818)	650
	4,649	(5,005)	2,280
	$49,508	$32,509	$45,240
Total income tax expense does not reflect the tax effects of items that are included in other comprehensive income each period. The tax effects included each period resulted in net expense in other comprehensive income of $4,012 and $19,716 in 2024 and 2023, respectively, and a net benefit in other comprehensive income of $67,453 in 2022.
The reconciliation of income taxes computed at the United States federal statutory tax rates to the provision for income taxes is as follows, for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Tax at U.S. statutory rate	$51,443	$37,209	$44,375
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(1,750)	(1,505)	(1,832)
BOLI income	(1,178)	(2,197)	(1,946)
Investment tax credits	(3,950)	(1,901)	(928)
Amortization of investment in low-income housing tax credits	2,851	1,741	683
State income tax expense, net of federal benefit	(262)	(1,929)	3,241
Nondeductible transaction costs	1,060	—	—
Other items, net	1,294	1,091	1,647
	$49,508	$32,509	$45,240

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows for the periods presented:

	December 31,
	2024	2023
Deferred tax assets
Allowance for credit losses	$53,349	$53,432
Loans	—	1,631
Deferred compensation	15,695	15,310
Net unrealized losses on securities	47,199	51,211
Impairment of assets	874	138
Tax credits	8,781	4,035
Net operating loss carryforwards	2	33
Investments in partnerships	77	1,491
Lease liabilities under operating leases	12,423	13,066
Realized losses on securities	—	4,892
Other	3,073	2,660
Total deferred tax assets	141,473	147,899
Deferred tax liabilities
Fixed assets	9,927	11,023
Mortgage servicing rights	15,841	21,282
Junior subordinated debt	1,452	1,708
Intangibles	3,652	2,447
Lease right-of-use asset	11,775	12,399
Loans	7,638	—
Other	4,153	3,344
Total deferred tax liabilities	54,438	52,203
Net deferred tax assets	$87,035	$95,696
The effective tax rate was 20.21% and 18.35% for the year ended December 31, 2024 and 2023, respectively. The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2021 through 2023. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2020 through 2023.
The Company previously had Federal net operating losses which were fully utilized in the year ending December 31, 2024. No valuation allowance existed against these net operating losses, as we determined it was more likely than not they would be fully utilized.
The Company has unused state tax credits in various jurisdictions for the year ended December 31, 2024 and 2023 of $11,115 and $5,107, respectively, which can be carried forward for periods ranging from five to 25 years. The Company determined, based on all available evidence, that it is more likely than not that the Company will realize the full amount of these credits, and no valuation allowance has been recorded.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Income Taxes (continued)

The table below presents the breakout of net operating losses as of December 31, 2023. There were no net operating losses as of December 31, 2024.

December 31,
2023
Net Operating Losses
Federal	$138
State	—
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, related to federal and state income tax matters as of December 31 follows below:

	2024	2023	2022
Balance at January 1	$399	$407	$408
Additions based on positions related to current period	190	78	65
Reductions due to lapse of statute of limitations	(88)	(86)	(66)
Balance at December 31	$501	$399	$407
If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate for 2024 relative to any tax positions taken prior to January 1, 2024. The Company has accrued $41, $26 and $17 for interest and penalties related to unrecognized tax benefits as of December 31, 2024, 2023 and 2022, respectively. The Company recognized accrued interest and penalties on unrecognized tax benefits as a component of income tax expense.
The Company holds investments in limited partnerships and similar entities (“LP”) that are not consolidated in the financial statements. These LP construct, own, and operate affordable housing and similar projects. Typically, an unrelated third party is the general partner or managing member and is primarily responsible for overseeing and controlling these projects. As an investor in these LP, certain tax credits (“ITC”), primarily Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code, are allocated to the Company. These ITC are recognized as income tax benefits in the Company’s Consolidated Statements of Income over the period in which they are earned, which is typically ten years beginning when the related projects are placed in service as determined by the Internal Revenue Code and related regulations. These investments are recorded to Other assets on the Consolidated Balance Sheets, and are amortized ratably based on the realization of ITC using the practical expedient method described in ASU 2014-01. The balance of these investments recorded to Other assets was $13,366 and $11,951 at December 31 2024 and December 31 2023, respectively. In the years ended December 31, 2024 and December 31, 2023, the Company recognized $2,977 and $1,844 of benefits from ITC, and recorded $2,851 and $1,741 of amortization on the LP investments, all of which were recorded to the Income taxes line of the Consolidated Statements of Income. The non-income-tax-related income or expenses related to our LP entities were not significant in 2024 and 2023. The Company is continuing to pursue opportunities to invest in similar LP entities, and as of December 31, 2024, had unfunded commitments related to similar ITC investments of $16,711. The Company’s risk of loss on these projects is generally mitigated by policies requiring that the project qualify for the expected ITC prior to making its investment.

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
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
December 31, 2024
Financial assets:
Securities available for sale	$—	$831,013	$—	$831,013
Total securities available for sale	—	831,013	—	831,013
Derivative instruments	—	38,954	—	38,954
Mortgage loans held for sale in loans held for sale	—	246,171	—	246,171
Total financial assets	$—	$1,116,138	$—	$1,116,138
Financial liabilities:
Derivative instruments	$—	$32,268	$—	$32,268

	Level 1	Level 2	Level 3	Totals
December 31, 2023
Financial assets:
Securities available for sale:
Other available for sale securities	$—	$923,279	$—	$923,279
Total securities available for sale	—	923,279	—	923,279
Derivative instruments	—	37,151	—	37,151
Mortgage loans held for sale in loans held for sale	—	179,756	—	179,756
Total financial assets	$—	$1,140,186	$—	$1,140,186
Financial liabilities:
Derivative instruments	$—	$33,608	$—	$33,608
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. There were no such transfers between levels of the fair value hierarchy during the year ended December 31, 2024.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Fair Value Measurements (continued)
For 2024 and 2023, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
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

	Level 1	Level 2	Level 3	Totals
December 31, 2024
Individually evaluated loans, net of allowance for credit losses	$—	$—	$38,374	$38,374
OREO	—	—	3,666	3,666
Total	$—	$—	$42,040	$42,040

	Level 1	Level 2	Level 3	Totals
December 31, 2023
Individually evaluated loans, net of allowance for credit losses	$—	$—	$21,303	$21,303
Total	$—	$—	$21,303	$21,303
The following methods and assumptions are used by the Company to estimate the fair values of the Company’s assets measured on a nonrecurring basis:
Individually evaluated loans: Loans that do not share similar risk characteristics such that they can be evaluated on a collective (pooled) basis are individually evaluated for credit losses each quarter taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Individually evaluated loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors previously identified. Individually evaluated loans that were measured or re-measured at fair value had a carrying value of $53,157 and $37,515 at December 31, 2024 and December 31, 2023, respectively, and a reserve for these loans of $14,782 and $9,753 was included in the allowance for credit losses for the same periods.
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
The following table presents, as of December 31, 2024, OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets at period-end. There was no impairment recognized during 2023 of OREO assets still held in the Consolidated Balance Sheets at period end.

December 31, 2024
Carrying amount prior to remeasurement	$4,038
Impairment recognized in results of operations	(372)
Fair value	$3,666

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Fair Value Measurements (continued)
Mortgage servicing rights: The fair value of mortgage servicing rights is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at December 31, 2024 and December 31, 2023. See Note 8, “Mortgage Servicing Rights,” for information about the valuation adjustments to the Company’s mortgage servicing rights.
The following table presents information as of December 31, 2024 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans, net of allowance for credit losses	$38,374	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$3,666	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%
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
Net losses of $3,309 resulting from fair value changes of these mortgage loans were recorded in income during 2024, as compared to net gains of $3,300 in 2023 and net losses of $9,854 in 2022. The amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2024 and December 31, 2023:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2024
Mortgage loans held for sale measured at fair value	$246,171	$244,218	$1,953

December 31, 2023
Mortgage loans held for sale measured at fair value	$179,756	$174,471	$5,285

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Fair Value Measurements (continued)
Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2024
Financial assets
Cash and cash equivalents	$1,092,032	$1,092,032	$—	$—	$1,092,032
Securities held to maturity	1,126,112	—	1,002,544	—	1,002,544
Securities available for sale	831,013	—	831,013	—	831,013
Loans held for sale	246,171	—	246,171	—	246,171
Loans, net	12,683,264	—	—	12,340,638	12,340,638
Mortgage servicing rights	72,991	—	—	96,290	96,290
Derivative instruments	38,954	—	38,954	—	38,954
Financial liabilities
Deposits	$14,572,612	$12,093,327	$2,476,977	$—	$14,570,304
Short-term borrowings	108,018	108,018	—	—	108,018
Junior subordinated debentures	113,916	—	100,668	—	100,668
Subordinated notes	316,698	—	295,868	—	295,868
Derivative instruments	32,268	—	32,268	—	32,268

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2023
Financial assets
Cash and cash equivalents	$801,351	$801,351	$—	$—	$801,351
Securities held to maturity	1,221,464	—	1,121,830	—	1,121,830
Securities available for sale	923,279	—	923,279	—	923,279
Loans held for sale	179,756	—	179,756	—	179,756
Loans, net	12,152,652	—	—	11,594,363	11,594,363
Mortgage servicing rights	91,688	—	—	117,664	117,664
Derivative instruments	37,151	—	37,151	—	37,151
Financial liabilities
Deposits	$14,076,785	$11,381,556	$2,678,494	$—	$14,060,050
Short-term borrowings	307,577	307,577	—	—	307,577
Junior subordinated debentures	112,978	—	96,435	—	96,435
Subordinated notes	316,422	—	255,192	—	255,192
Derivative instruments	33,608	—	33,608	—	33,608

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income (loss), net of tax, were as follows:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2024
Securities available for sale:
Unrealized holding gains on securities	$1,455	$381	$1,074
Amortization of unrealized holding losses on securities transferred to the held to maturity category	12,731	3,255	9,476
Total securities available for sale	14,186	3,636	10,550
Derivative instruments:
Unrealized holding gains on derivative instruments	508	130	378
Total derivative instruments	508	130	378
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	543	138	405
Amortization of net actuarial loss recognized in net periodic pension cost(2)	423	108	315
Total defined benefit pension and post-retirement benefit plans	966	246	720
Total other comprehensive income	$15,660	$4,012	$11,648
Year Ended December 31, 2023
Securities available for sale:
Unrealized holding gains on securities	$20,194	$5,066	$15,128
Reclassification adjustment for gains realized in net income(2)	41,494	10,431	31,063
Amortization of unrealized holding losses on securities transferred to the held to maturity category	13,557	3,466	10,091
Total securities available for sale	75,245	18,963	56,282
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,558)	(653)	(1,905)
Total derivative instruments	(2,558)	(653)	(1,905)
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	80	20	60
Amortization of net actuarial loss recognized in net periodic pension cost(1)	462	118	344
Total defined benefit pension and post-retirement benefit plans	542	138	404
Total other comprehensive income	$73,229	$18,448	$54,781

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Other Comprehensive Income (Loss) (continued)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2022
Securities available for sale:
Unrealized holding losses on securities	$(285,829)	$(71,478)	$(214,351)
Amortization of unrealized holding losses on securities transferred to the held to maturity category	4,964	1,263	3,701
Total securities available for sale	(280,865)	(70,215)	(210,650)
Derivative instruments:
Unrealized holding gains on derivative instruments	20,118	5,125	14,993
Total derivative instruments	20,118	5,125	14,993
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the period	(4,107)	(1,045)	(3,062)
Amortization of net actuarial loss recognized in net periodic pension cost(2)	167	42	125
Total defined benefit pension and post-retirement benefit plans	(3,940)	(1,003)	(2,937)
Total other comprehensive loss	$(264,687)	$(66,093)	$(198,594)
(1) Included in Salaries and employee benefits in the Consolidated Statements of Income
(2) Included in Net (losses) gains on sales of securities and Impairment losses on securities in the Consolidated Statements of Income

The accumulated balances for each component of other comprehensive loss, net of tax, at December 31 were as follows:

	2024	2023	2022
Unrealized losses on securities	$(152,934)	$(163,484)	$(219,766)
Unrealized gains on derivative instruments	17,429	17,051	18,956
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,103)	(7,823)	(8,227)
Total accumulated other comprehensive loss	$(142,608)	$(154,256)	$(209,037)

Note 17 – Net Income Per Common Share
(In Thousands, Except Share Data)
Basic and diluted net income per common share calculations are as follows for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Basic
Net income applicable to common stock	$195,457	$144,678	$166,068
Average common shares outstanding	59,350,157	56,099,689	55,904,579
Net income per common share—basic	$3.29	$2.58	$2.97
Diluted
Net income applicable to common stock	$195,457	$144,678	$166,068
Average common shares outstanding	59,350,157	56,099,689	55,904,579
Effect of dilutive stock-based compensation	398,633	348,474	309,651
Average common shares outstanding—diluted	59,748,790	56,448,163	56,214,230
Net income per common share—diluted	$3.27	$2.56	$2.95

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Outstanding stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Year Ended
	December 31,
	2024	2023	2022
Number of shares	—	6,600	9,250

Note 18 – Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk
(In Thousands)
Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2024 were $2,856,308 and $90,267, respectively, compared to $3,091,997 and $113,970, respectively, at December 31, 2023.
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
The Company’s balance of FHLB stock, which is carried at amortized cost, at December 31, 2024 and 2023, was $15,209 and $20,003, respectively. The required investment for the same time period was $11,044 and $19,098, respectively.
The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance (the “DBCF”). In addition, the FDIC has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends. Accordingly, the approval of the DBCF is required prior to Renasant Bank paying dividends to the Company, and under certain circumstances the approval of the FDIC may be required. At December 31, 2024, the Bank’s earned surplus exceeded the Bank’s capital stock by more than ten times.
In addition to the FDIC and DBCF restrictions on dividends payable by the Bank to the Company, the Federal Reserve has provided guidance on the criteria that it will use to evaluate the request by a bank holding company to pay dividends in an aggregate amount that will exceed the company’s earnings for the period in which the dividends will be paid, which did not apply to the Company in 2024 or 2023. For purposes of this analysis, “dividend” includes not only dividends on preferred and common equity but also dividends on debt underlying trust preferred securities and other Tier 1 capital instruments. The Federal Reserve’s criteria evaluates whether the holding company (1) has net income over the past four quarters sufficient to fully fund the proposed dividend (taking into account prior dividends paid during this period), (2) is considering stock repurchases or redemptions in the quarter, (3) does not have a concentration in commercial real estate and (4) is in good

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 19 – Restrictions on Cash, Securities, Bank Dividends, Loans or Advances (continued)

supervisory condition, based on its overall condition and its asset quality risk. A holding company not meeting these criteria will require more in-depth consultations with the Federal Reserve.
Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2024, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $202,274. The Company also maintains a $3,000 line of credit collateralized by cash with the Bank. As of December 31, 2024, no loans from the Bank to the Company were outstanding.

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications (which include the “capital conservation buffer” discussed below):

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of December 31:

	2024		2023
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,935,522	11.34%	$1,578,918	9.62%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,825,197	12.73%	1,469,531	10.52%
Tier 1 Capital to Risk-Weighted Assets	1,935,522	13.50%	1,578,918	11.30%
Total Capital to Risk-Weighted Assets	2,449,129	17.08%	2,085,531	14.93%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,843,123	10.80%	$1,714,965	10.45%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,843,123	12.85%	1,714,965	12.25%
Tier 1 Capital to Risk-Weighted Assets	1,843,123	12.85%	1,714,965	12.25%
Total Capital to Risk-Weighted Assets	2,022,737	14.10%	1,888,104	13.49%
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
•The Insurance segment included a full service insurance agency offering all major lines of commercial and personal insurance through major carriers. Effective July 1, 2024, the Bank sold substantially all of the assets of its Insurance segment.
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
The Company’s reportable segments are determined by the Chief Executive Officer, who is the designated chief operating decision maker (“CODM”), based upon information provided about the Company’s products and services. The CODM evaluates the financial performance of the segments by evaluating revenue streams, significant expenses and budget to actual results, and the CODM provides guidance in strategy and the allocation of resources.
In order to give the CODM a more precise indication of the income and expenses controlled by each segment, the results of operations for the Community Banks, Insurance and the Wealth Management segments reflect their own direct revenues and expenses. Indirect revenues and expenses, including but not limited to income from the Company’s investment portfolio, as well as certain costs associated with data processing and back office functions, primarily support the operations of the community banks and, therefore, are included in the results of the Community Banks segment. Included in “Other” are the operations of the holding company and other eliminations which are necessary for purposes of reconciling to the consolidated amounts. Accounting policies for each segment are the same as those described in Note, “Significant Accounting Policies.”
The following table provides financial information for the Company’s operating segments as of and for the years ended December 31, 2024, 2023 and 2022:

	Community Banks	Insurance	Wealth Management	Other	Consolidated
2024
Total interest income	$886,666	$942	$64	$105	$887,777
Total interest expense	348,199	—	—	27,382	375,581
Net interest income	538,467	942	64	(27,277)	512,196
Provision for credit losses	9,273	—	—	—	9,273
Noninterest income	172,877	6,473	25,873	(1,563)	203,660
Salaries and employee benefits	266,639	3,645	13,484	—	283,768
Net occupancy and equipment	44,989	163	808	—	45,960

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 21 – Segment Reporting (continued)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Other segment expenses(1)	125,678	584	4,362	1,266	131,890
Income before income taxes	264,765	3,023	7,283	(30,106)	244,965
Income taxes	56,369	785	196	(7,842)	49,508
Net income (loss)	$208,396	$2,238	$7,087	$(22,264)	$195,457
Total assets	$18,033,458	$—	$3,392	$(1,982)	$18,034,868
Goodwill	988,898	—	—	—	988,898
2023
Total interest income	$795,500	$1,653	$68	$98	$797,319
Total interest expense	251,026	—	—	26,966	277,992
Net interest income	544,474	1,653	68	(26,868)	519,327
Provision for credit losses	15,593	—	—	—	15,593
Noninterest income	76,130	12,578	25,311	(944)	113,075
Salaries and employee benefits	262,325	7,038	12,405	—	281,768
Net occupancy and equipment	45,303	438	730	—	46,471
Other segment expenses(2)	102,221	1,176	6,461	1,525	111,383
Income before income taxes	195,162	5,579	5,783	(29,337)	177,187
Income taxes	38,597	1,452	37	(7,577)	32,509
Net income (loss)	$156,565	$4,127	$5,746	$(21,760)	$144,678
Total assets	$17,313,704	$40,405	$6,590	$(164)	$17,360,535
Goodwill	988,898	2,767	—	—	991,665
2022
Total interest income	$538,596	$619	$2,560	$35	$541,810
Total interest expense	39,562	—	128	20,822	60,512
Net interest income	499,034	619	2,432	(20,787)	481,298
Provision for credit losses	23,871	—	—	—	23,871
Noninterest income	114,263	11,821	24,839	(1,670)	149,253
Salaries and employee benefits	242,360	7,107	12,187	—	261,654
Net occupancy and equipment	43,814	420	585	—	44,819
Other segment expenses(3)	80,510	915	5,892	1,582	88,899
Income before income taxes	222,742	3,998	8,607	(24,039)	211,308
Income taxes	50,425	1,046	—	(6,231)	45,240
Net income (loss)	$172,317	$2,952	$8,607	$(17,808)	$166,068
Total assets	$16,882,534	$37,567	$75,383	$(7,308)	$16,988,176
Goodwill	988,941	2,767	—	—	991,708
(1)    Other segment expenses for Community Banks include data processing, other real estate owned, legal and professional fees, advertising and public relations, intangible amortization, communications, merger and conversion related expenses and other miscellaneous expenses. Other segment expenses for Insurance include data processing, legal and professional fees, advertising and public relations, communications and other miscellaneous expenses. Other segment expenses for Wealth Management include data processing, legal and professional fees, advertising and public relations, intangible amortization, communications and other miscellaneous expenses.
(2)    Other segment expenses for Community Banks include data processing, other real estate owned, legal and professional fees, advertising and public relations, intangible amortization, communications and other miscellaneous expenses. Other segment expenses for Insurance include data processing, legal and professional fees, advertising and public relations, communications and other miscellaneous expenses. Other segment expenses for Wealth Management include data processing, legal and professional fees, advertising and public relations, intangible amortization, communications and other miscellaneous expenses.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 21 – Segment Reporting (continued)

(3)    Other segment expenses for Community Banks include data processing, other real estate owned, legal and professional fees, advertising and public relations, intangible amortization, communications, restructuring charges, merger and conversion related expenses and other miscellaneous expenses. Other segment expenses for Insurance include data processing, advertising and public relations, communications and other miscellaneous expenses. Other segment expenses for Wealth Management include data processing, legal and professional fees, advertising and public relations, intangible amortization, communications and other miscellaneous expenses.

Note 22 – Renasant Corporation (Parent Company Only) Condensed Financial Information
(In Thousands)
Balance Sheets

	December 31,
	2024	2023
Assets
Cash and cash equivalents(1)	$405,782	$169,597
Investment in bank subsidiary(2)	2,694,503	2,541,195
Accrued interest receivable on bank balances(2)	27	27
Other assets	30,726	37,268
Total assets	$3,131,038	$2,748,087
Liabilities and shareholders’ equity
Junior subordinated debentures	$113,916	$112,978
Subordinated notes	316,698	316,422
Other liabilities	22,106	21,304
Shareholders’ equity	2,678,318	2,297,383
Total liabilities and shareholders’ equity	$3,131,038	$2,748,087
(1)Eliminates in consolidation, with the exception of $2,092 and $1,987 in 2024 and 2023, respectively, pledged for collateral and held at non-subsidiary bank
(2)Eliminates in consolidation
Statements of Income

	Year Ended December 31,
	2024	2023	2022
Income
Dividends from bank subsidiary(1)	$75,907	$72,042	$68,114
Interest income from bank subsidiary(1)	39	28	5
Other dividends	270	260	134
Other income	354	919	85
Total income	76,570	73,249	68,338
Expenses	30,768	30,544	24,264
Income before income tax benefit and equity in undistributed net income of bank subsidiary	45,802	42,705	44,074
Income tax benefit	(7,842)	(7,577)	(6,231)
Equity in undistributed net income of bank subsidiary(1)	141,813	94,396	115,763
Net income	$195,457	$144,678	$166,068
(1)Eliminates in consolidation

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 22 – Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$195,457	$144,678	$166,068
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of bank subsidiary	(141,813)	(94,396)	(115,763)
Amortization/depreciation	1,425	1,770	1,478
Increase (decrease) in other assets	6,540	(8,824)	284
Increase in other liabilities	11,303	8,921	9,225
Net cash provided by operating activities	72,912	52,149	61,292
Investing activities
Sales and maturities of securities and available for sale	—	—	2,000
Net cash provided by investing activities	—	—	2,000
Financing activities
Cash paid for dividends	(53,727)	(50,279)	(49,991)
Repayment of long-term debt	—	—	(30,000)
Proceeds from equity offering	217,000	—	—
Net cash provided by (used in) financing activities	163,273	(50,279)	(79,991)
Increase (decrease) in cash and cash equivalents	236,185	1,870	(16,699)
Cash and cash equivalents at beginning of year	169,597	167,727	184,426
Cash and cash equivalents at end of year	$405,782	$169,597	$167,727

Note 23 – Leases
(In Thousands)

The Company enters into leases in both lessor and lessee capacities.

Lessor Arrangements
As of December 31, 2024 and 2023, the net investment in these leases was $30,846 and $42,761, comprised of $26,655 and $34,929 in lease receivables, $7,961 and $13,446 in residual balances and $3,770 and $5,614 in deferred income, respectively. In order to mitigate potential exposure to residual asset risk, the Company utilizes first amendment or terminal rental adjustment clause leases.

For the twelve months ended December 31, 2024 and 2023, the Company generated $1,080 and $1,441 in income from these leases, respectively, which is included in interest income on loans on the Consolidated Statements of Income.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 23 – Leases (continued)

The maturities of the lessor arrangements outstanding at December 31, 2024 is presented in the table below.

2025	$365
2026	722
2027	205
2028	479
2029	8,395
Thereafter	20,680
Total lease receivables	$30,846
Lessee Arrangements
As of December 31, 2024 and 2023, right-of-use assets totaled $46,811 and $48,517 and lease liabilities totaled $49,385 and $51,130, respectively. The table below provides the components of lease cost and supplemental information for the periods presented.

	Year ended December 31,
	2024	2023
Operating lease cost (cost resulting from lease payments)	$6,705	$7,333
Short-term lease cost	51	217
Variable lease cost (cost excluded from lease payments)	960	800
Sublease income	(639)	(551)
Net lease cost	$7,077	$7,799
Operating lease - operating cash flows (fixed payments)	6,714	7,171
Operating lease - operating cash flows (liability reduction)	4,943	5,472
Weighted average lease term - operating leases (in years) (at period end)	18.11	18.51
Weighted average discount rate - operating leases (at period end)	3.55%	3.49%

Right-of-use assets obtained in exchange for new lease liabilities - operating leases	$4,630	$3,126

The maturities of the lessee arrangements outstanding at December 31, 2024 are presented in the table below.

2025	$6,186
2026	5,367
2027	4,727
2028	4,494
2029	4,274
Thereafter	42,294
Total undiscounted cash flows	67,342
Discount on cash flows	17,957
Total operating lease liabilities	$49,385
Rental expense was $6,136, $6,859, and $7,623 for 2024, 2023, and 2022, respectively.

For more information on lease accounting, see Note 1, “Significant Accounting Policies” and on lease financing receivables, see Note 3, “Loans.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based upon their evaluation as of December 31, 2024, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change to internal control over financial reporting during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Trading Plans
During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Company
The information appearing under the heading “Executive Officers” in the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders is incorporated herein by reference.
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
Directors of the Company, Shareholder Recommendations of Director Candidates, Audit Committee Members and Insider Trading Arrangements and Policies
The information appearing under the headings “Corporate Governance and the Board of Directors” and “Board Members and Compensation - Members of the Board of Directors” in the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information appearing under the headings “Corporate Governance and the Board of Directors - Role of the Board in Risk Oversight,” “Board Members and Compensation - Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Tables” and “Other Compensation-Related Disclosures” in the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders is incorporated herein by reference.
Equity Compensation Plans
There were no options, warrants or rights outstanding under plans approved by our shareholders and plans or arrangements that were not approved by our shareholders, as of December 31, 2024. These plans and arrangements are:
•Shareholder-Approved Plans: The only shareholder-approved equity compensation plan under which awards are outstanding is the Renasant Corporation 2020 Long-Term Incentive Compensation Plan, as amended (the “LTIP”). The LTIP authorizes the Company to make grants and awards of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, officers and employees designated for participation in the plan. As of December 31, 2024, an aggregate of 1,004,296 shares of unvested restricted stock remained outstanding under the plan, while there were no options or other securities outstanding under the plan as of such date.
•Non-Shareholder Approved Plans and Arrangements: The only equity compensation plan or arrangement currently in force that was not approved by our shareholders is our DSU Plan. An aggregate of 467,500 shares of Company common stock are reserved for issuance; as of December 31, 2024, units representing an aggregate of 343,249 shares of common stock have been allocated to accounts, some of which has been distributed in the form of common stock. From time to time, the Company without shareholder approval enters into employment agreements which may include commitments by the Company to make awards of equity under the Company’s long-term incentive compensation plans, either stated in terms of a fixed number of shares or a percentage of the employee’s base compensation.

The table below reports shares remaining available for issuance under our equity compensation plans:

	Equity Compensation Plan Information (at December 31, 2024)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders	—	—	1,338,328
Equity compensation plans not approved by security holders	—	—	124,250
Total	—	—	1,462,578
(1)Does not take into account units allocated under the DSU plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the headings “Corporate Governance and the Board of Directors – Director Independence” and “Corporate Governance and the Board of Directors – Related Person Transactions” in the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information appearing under the heading “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2024, 2023 and 2022 are included in Part II, Item 8, Financial Statements and Supplementary Data, in this report:

(i)	Report on Management’s Assessment of Internal Control over Financial Reporting
(ii)	Reports of Independent Registered Public Accounting Firm
(iii)	Consolidated Balance Sheets – December 31, 2024 and 2023
(iv)	Consolidated Statements of Income – Years ended December 31, 2024, 2023 and 2022
(v)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2024, 2023 and 2022
(vi)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2024, 2023 and 2022
(vii)	Consolidated Statements of Cash Flows – Years ended December 31, 2024, 2023 and 2022
(viii)	Notes to Consolidated Financial Statements

(a) - (2) Financial Statement Schedules

All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes thereto.

(a) - (3) Exhibits required by Item 601 of Regulation S-K

(2)(i)
Agreement and Plan of Merger by and between Renasant Corporation and The First Bancshares, Inc., dated as of July 29, 2024, filed as exhibit 2(i) to the Form 8-K of the Company filed with the Securities and Exchange Commission (the “Commission”) on July 29, 2024, and incorporated herein by reference. The disclosure schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

(3)(i)	Articles of Incorporation of the Company, as amended, filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Commission May 10, 2016 and incorporated herein by reference.

(3)(ii)
Articles of Amendment to the Articles of Incorporation of the Company, filed as exhibit 3(i) to the Form 8-K of the Company filed with the Commission on April 25, 2024 and incorporated herein by reference.

(3)(iii)	Amended and Restated Bylaws of the Company, filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on October 24, 2024 and incorporated herein by reference.

(4)(i)	Articles of Incorporation of the Company, as amended, filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Commission on May 10, 2016 and incorporated herein by reference.

(4)(ii)
Articles of Amendment to the Articles of Incorporation of the Company, filed as exhibit 3(i) to the Form 8-K of the Company filed with the Commission on April 25, 2024 and incorporated herein by reference.

(4)(iii)	Amended and Restated Bylaws of the Company, filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on October 24, 2024 and incorporated herein by reference.

(4)(iv)
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

(4)(viii)
First Amendment to Third Supplemental Indenture dated November 24, 2021 between Renasant Corporation and Wilmington Trust, National Association, filed as exhibit 4.3 to the Form 8-K of the Company filed with the Commission on November 24, 2021 and incorporated herein by reference.

(4)(ix)
Fourth Supplemental Indenture dated November 23, 2021 between Renasant Corporation and Wilmington Trust, National Association, filed as exhibit 4.2 to the Form 8-K of the Company filed with the Commission on November 23, 2021 and incorporated herein by reference.

(4)(x)	Form of 5.0% Fixed-to-Floating Subordinated Note due 2026 (included in exhibit (4)(v)).

(4)(xi)	Form of 5.50% Fixed-to-Floating Subordinated Note due 2031 (included in exhibit (4)(vi)).

(4)(xii)	Form of 4.50% Fixed-to-Floating Rate Subordinated Note due 2035 (included in exhibit (4)(vii)).

(4)(xiii)	Form of 3.00% Fixed-to-Floating Rate Subordinated Note due 2031 (included in exhibit (4)(ix)).

(4)(xiv)
Description of Renasant Corporation’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended, filed as exhibit 4(i) to the Quarterly Report on Form 10-Q of the Company filed with the Commission on August 7, 2024 and incorporated herein by reference.

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
Amended and Restated Renasant Corporation Performance Based Rewards Plan, dated as of April 23, 2024, filed as exhibit 10(i) to the Form 10-Q of the Company filed with the Commission on May 8, 2024 and incorporated herein by reference.*

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
Amendment No. 4 to Executive Employment Agreement dated December 19, 2023 by and between E. Robinson McGraw and Renasant Corporation, filed as exhibit 10(xix) to the Form 10-K of the Company filed with the Commission on February 23, 2024 and incorporated herein by reference.*

(10)(xx)	Renasant Corporation Severance Pay Plan, filed as exhibit 10.5 to the Form 8-K of the Company filed with the Commission on February 17, 2009 and incorporated herein by reference.*

(10)(xxi)
Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and Kevin D. Chapman, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on January 13, 2016 and incorporated herein by reference.*

(10)(xxii)
Amendment to the Executive Employment Agreement dated February 14, 2018, between Renasant Corporation and Kevin D. Chapman, filed as exhibit 10.2 to the Form 10-K of the Company filed with the Commission on February 28, 2018 and incorporated herein by reference.*

10(xxiii)	Amendment No. 2 to the Executive Employment Agreement dated February 25, 2025, between Renasant Corporation and Kevin D. Chapman.*

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

10(xxvi)	Amendment No. 2 to the Executive Employment Agreement dated December 17, 2024, between Renasant Corporation and C. Mitchell Waycaster.*

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
Amendment No. 1 to Renasant Corporation 2020 Long Term Equity Incentive Compensation Plan, filed as exhibit 10(ii) to the Form 10-Q of the Company filed with the Commission on May 8, 2024 and incorporated herein by reference.*

(10)(xxxii)	Form of Time-Based Restricted Stock Award Agreement under the Renasant Corporation 2020 Long Term Equity Incentive Compensation Plan.*

(10)(xxxiii)	Form of Performance-Based Restricted Stock Award Letter under the Renasant Corporation 2020 Long Term Equity Incentive Compensation Plan.*

(10)(xxxiv)
Executive Employment Agreement effective dated May 3, 2019 by and between Renasant Corporation and Curtis J. Perry, filed as exhibit 10.33 to the Form 10-K of the Company filed with the Commission on February 26, 2021 and incorporated herein by reference.*

(10)(xxxv)
Executive Employment Agreement effective dated July 27, 2020, by and between Renasant Corporation and James C. Mabry IV, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on July 31, 2020 and incorporated herein by reference.*

(10)(xxxvi)	Form of Renasant Voting Agreement, filed as exhibit 10(ii) to the Form 10-Q of the Company filed with the Commission on November 6, 2024 and incorporated herein by reference.

(19)	Renasant Corporation Insider Trading Policy

(21)	Subsidiaries of the Company

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	Renasant Corporation Clawback Policy

(101)	The following materials from Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements.

(104)	The cover page of Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

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

RENASANT CORPORATION

Date:	February 26, 2025	by:	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
Chief Executive Officer and
Executive Vice Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 26, 2025	by:	/s/ James C. Mabry IV
James C. Mabry IV
Chief Financial Officer
(Principal Financial Officer)

Date:	February 26, 2025	by:	/s/ Kelly W. Hutcheson
Kelly W. Hutcheson
Chief Accounting Officer
(Principal Accounting Officer)

Date:	February 26, 2025	by:	/s/ Gary D. Butler
Gary D. Butler
Director

Date:	February 26, 2025	by:	/s/ Donald Clark, Jr.
Donald Clark, Jr.
Director

Date:	February 26, 2025	by:	/s/ John M. Creekmore
John M. Creekmore
Vice Chairman of the Board and Director

Date:	February 26, 2025	by:	/s/ Albert J. Dale, III
Albert J. Dale, III
Director

Date:	February 26, 2025	by:	/s/ Jill V. Deer
Jill V. Deer
Director

Date:	February 26, 2025	by:	/s/ Connie L. Engel
Connie L. Engel
Director

S-1

Date:	February 26, 2025	by:	/s/ Rose J. Flenorl
Rose J. Flenorl
Director

Date:	February 26, 2025	by:	/s/ John T. Foy
John T. Foy
Director

Date:	February 26, 2025	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date:	February 26, 2025	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date:	February 26, 2025	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board and Director

Date:	February 26, 2025	by:	/s/ Sean M. Suggs
Sean M. Suggs
Director

Date:	February 26, 2025	by:	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
Director, Chief Executive Officer
and Executive Vice Chairman
(Principal Executive Officer)

S-2