Form 10-Q
period 2025-03-31
RENASANT CORP
filed 2025-05-08
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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

As of April 30, 2025, 95,010,427 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2025

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$202,923	$198,408
Interest-bearing balances with banks	888,416	893,624
Cash and cash equivalents	1,091,339	1,092,032
Securities held to maturity (fair value of $1,003,497 and $1,002,544, respectively)	1,101,901	1,126,112
Securities available for sale, at fair value	1,002,056	831,013
Loans held for sale, at fair value	226,003	246,171
Loans held for investment, net of unearned income	13,055,593	12,885,020
Allowance for credit losses on loans	(203,931)	(201,756)
Loans, net	12,851,662	12,683,264
Premises and equipment, net	279,011	279,796
Other real estate owned, net	8,654	8,673
Goodwill	988,898	988,898
Other intangible assets, net	13,025	14,105
Bank-owned life insurance	337,502	391,810
Mortgage servicing rights	72,902	72,991
Other assets	298,428	300,003
Total assets	$18,271,381	$18,034,868
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$3,541,375	$3,403,981
Interest-bearing	11,230,720	11,168,631
Total deposits	14,772,095	14,572,612
Short-term borrowings	108,015	108,018
Long-term debt	433,309	430,614
Other liabilities	230,857	245,306
Total liabilities	15,544,276	15,356,550
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 150,000,000 shares authorized; 66,484,225 shares issued; 63,739,467 and 63,565,690 shares outstanding, respectively	332,421	332,421
Treasury stock, at cost – 2,744,758 and 2,918,535 shares, respectively	(91,646)	(97,196)
Additional paid-in capital	1,486,849	1,491,847
Retained earnings	1,121,102	1,093,854
Accumulated other comprehensive loss, net of taxes	(121,621)	(142,608)
Total shareholders’ equity	2,727,105	2,678,318
Total liabilities and shareholders’ equity	$18,271,381	$18,034,868
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended
	March 31,
	2025	2024
Interest income
Loans	$199,574	$194,698
Securities
Taxable	10,971	9,505
Tax-exempt	1,146	1,195
Other	8,639	7,781
Total interest income	220,330	213,179
Interest expense
Deposits	79,386	82,613
Borrowings	6,747	7,276
Total interest expense	86,133	89,889
Net interest income	134,197	123,290
Provision for credit losses on loans	2,050	2,638
Provision for (recovery of) credit losses on unfunded commitments	2,700	(200)
Provision for credit losses	4,750	2,438
Net interest income after provision for credit losses	129,447	120,852
Noninterest income
Service charges on deposit accounts	10,364	10,506
Fees and commissions	3,860	3,949
Insurance commissions	—	2,716
Wealth management revenue	7,067	5,669
Mortgage banking income	8,147	11,370
Gain on debt extinguishment	—	56
BOLI income	2,929	2,691
Other	4,101	4,424
Total noninterest income	36,468	41,381
Noninterest expense
Salaries and employee benefits	71,957	71,470
Data processing	4,089	3,807
Net occupancy and equipment	11,754	11,389
Other real estate owned	685	107
Professional fees	2,884	3,348
Advertising and public relations	4,297	4,886
Intangible amortization	1,080	1,212
Communications	2,033	2,024
Merger and conversion related expenses	791	—
Other	14,379	14,669
Total noninterest expense	113,949	112,912
Income before income taxes	51,966	49,321
Income taxes	10,448	9,912
Net income	$41,518	$39,409
Basic earnings per share	$0.65	$0.70
Diluted earnings per share	$0.65	$0.70
Cash dividends per common share	$0.22	$0.22
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$41,518	$39,409
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains (losses) on securities	19,970	(4,634)
Amortization of unrealized holding losses on securities transferred to the held to maturity category	2,265	2,438
Total securities available for sale	22,235	(2,196)
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,322)	(570)
Total derivative instruments	(1,322)	(570)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	74	79
Total defined benefit pension and post-retirement benefit plans	74	79
Other comprehensive income (loss), net of tax	20,987	(2,687)
Comprehensive income	$62,505	$36,722

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended March 31, 2025	Shares	Amount
Balance at January 1, 2025	63,565,690	$332,421	$(97,196)	$1,491,847	$1,093,854	$(142,608)	$2,678,318
Net income	—	—	—	—	41,518	—	41,518
Other comprehensive income	—	—	—	—	—	20,987	20,987
Comprehensive income							62,505
Cash dividends ($0.22 per share)	—	—	—	—	(14,270)	—	(14,270)
Issuance of common stock for stock-based compensation awards	173,777	—	5,550	(8,778)	—	—	(3,228)
Stock-based compensation expense	—	—	—	3,780	—	—	3,780
Balance at March 31, 2025	63,739,467	$332,421	$(91,646)	$1,486,849	$1,121,102	$(121,621)	$2,727,105

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended March 31, 2024	Shares	Amount
Balance at January 1, 2024	56,142,207	$296,483	$(105,249)	$1,308,281	$952,124	$(154,256)	$2,297,383
Net income	—	—	—	—	39,409	—	39,409
Other comprehensive loss	—	—	—	—	—	(2,687)	(2,687)
Comprehensive income							36,722
Cash dividends ($0.22 per share)	—	—	—	—	(12,653)	—	(12,653)
Issuance of common stock for stock-based compensation awards	162,653	—	5,566	(8,660)	—	—	(3,094)
Stock-based compensation expense	—	—	—	3,992	—	—	3,992
Balance at March 31, 2024	56,304,860	$296,483	$(99,683)	$1,303,613	$978,880	$(156,943)	$2,322,350

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$41,518	$39,409
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,750	2,438
Depreciation, amortization and accretion	8,360	8,097
Deferred income tax expense	954	1,706
Proceeds from sale of MSR	—	23,011
Gain on sale of MSR	—	(3,472)
Funding of mortgage loans held for sale	(303,158)	(260,424)
Proceeds from sales of mortgage loans held for sale	328,897	250,399
Gains on sales of mortgage loans held for sale	(4,500)	(4,535)
Debt prepayment benefit	—	(56)
(Gains) losses on sales of premises and equipment	(271)	50
Stock-based compensation expense	3,780	3,992
Decrease in other assets	45,847	9,904
Decrease in other liabilities	(20,025)	(5,462)
Net cash provided by operating activities	106,152	65,057
Investing activities
Purchases of securities available for sale	(175,815)	(46,975)
Proceeds from sales of securities available for sale	—	177,185
Proceeds from call/maturities of securities available for sale	30,958	22,148
Proceeds from call/maturities of securities held to maturity	25,831	24,159
Net increase in loans	(171,186)	(148,854)
Purchases of premises and equipment	(4,817)	(3,296)
Proceeds from sales of premises and equipment	1,267	256
Net change in FHLB stock	(222)	5,120
Proceeds from sales of other assets	746	132
Other, net	1,183	93
Net cash (used in) provided by investing activities	(292,055)	29,968
Financing activities
Net increase (decrease) in noninterest-bearing deposits	137,394	(67,511)
Net increase in interest-bearing deposits	62,089	227,889
Net decrease in short-term borrowings	(3)	(199,456)
Repayment of long-term debt	—	(245)
Cash paid for dividends	(14,270)	(12,653)
Net cash provided by (used in) financing activities	185,210	(51,976)
Net (decrease) increase in cash and cash equivalents	(693)	43,049
Cash and cash equivalents at beginning of period	1,092,032	801,351
Cash and cash equivalents at end of period	$1,091,339	$844,400

Supplemental disclosures
Cash paid for interest	$85,839	$91,121
Cash paid for income taxes	$—	$—
Noncash transactions:
Transfers of loans to other real estate owned	$1,296	$195
Recognition of operating right-of-use assets	$565	$1,157
Recognition of operating lease liabilities	$565	$1,157

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
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2025.
Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material.

Impact of Recently-Issued Accounting Standards and Pronouncements:
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which amends the disclosure requirements in the notes to financial statements of specified information about certain costs and expenses. ASU 2024-03 will be effective January 1, 2027 and is not expected to have a significant impact on the Company’s financial statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 2 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented in the tables below.

There was no allowance for credit losses allocated to any of the Company’s available for sale securities as of March 31, 2025 or December 31, 2024.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Obligations of states and political subdivisions	$20,221	$53	$(2,024)	$18,250
Residential mortgage backed securities:
Government agency mortgage backed securities	247,389	201	(21,007)	226,583
Government agency collateralized mortgage obligations	504,846	1,800	(69,091)	437,555
Commercial mortgage backed securities:
Government agency mortgage backed securities	11,372	42	(549)	10,865
Government agency collateralized mortgage obligations	167,336	374	(19,834)	147,876
Other debt securities	162,119	590	(1,782)	160,927
	$1,113,283	$3,060	$(114,287)	$1,002,056

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Obligations of states and political subdivisions	$20,266	$57	$(2,269)	$18,054
Residential mortgage backed securities:
Government agency mortgage backed securities	185,292	81	(24,468)	160,905
Government agency collateralized mortgage obligations	475,311	75	(86,870)	388,516
Commercial mortgage backed securities:
Government agency mortgage backed securities	11,373	—	(751)	10,622
Government agency collateralized mortgage obligations	146,510	41	(21,595)	124,956
Other debt securities	130,175	440	(2,655)	127,960
	$968,927	$694	$(138,608)	$831,013

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Obligations of states and political subdivisions	$283,632	$—	$(41,658)	$241,974
Residential mortgage backed securities
Government agency mortgage backed securities	360,229	—	(17,581)	342,648
Government agency collateralized mortgage obligations	347,015	—	(26,960)	320,055
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,955	—	(2,565)	14,390
Government agency collateralized mortgage obligations	43,298	—	(6,606)	36,692
Other debt securities	50,804	—	(3,066)	47,738
	$1,101,933	$—	$(98,436)	$1,003,497
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$1,101,901

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Obligations of states and political subdivisions	$284,542	$3	$(42,491)	$242,054
Residential mortgage backed securities
Government agency mortgage backed securities	372,414	—	(25,251)	347,163
Government agency collateralized mortgage obligations	354,882	—	(41,506)	313,376
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,961	—	(2,958)	14,003
Government agency collateralized mortgage obligations	43,662	—	(7,317)	36,345
Other debt securities	53,683	—	(4,080)	49,603
	$1,126,144	$3	$(123,603)	$1,002,544
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$1,126,112

No securities were sold during the first quarter of 2025. With respect to the securities sold during the first three months ended March 31, 2024, which are presented in the table below, the Company intended to sell these securities as of December 31, 2023, and completed the sale in January 2024. Therefore, the Company impaired the securities and recognized the loss in net income as of December 31, 2023.

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

At March 31, 2025 and December 31, 2024, securities with a carrying value of $861,875 and $818,344, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $26,129 and $25,526 were pledged as collateral for short-term borrowings and derivative instruments at March 31, 2025 and December 31, 2024, respectively.
The amortized cost and fair value of securities at March 31, 2025 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,480	$1,479	$1,997	$2,038
Due after one year through five years	5,966	5,631	33,904	33,958
Due after five years through ten years	137,612	119,449	31,862	29,656
Due after ten years	138,574	115,414	4,062	3,421
Residential mortgage backed securities:
Government agency mortgage backed securities	360,229	342,648	247,389	226,583
Government agency collateralized mortgage obligations	347,015	320,055	504,846	437,555
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,955	14,390	11,372	10,865
Government agency collateralized mortgage obligations	43,298	36,692	167,336	147,876
Other debt securities	50,804	47,739	110,515	110,104
	$1,101,933	$1,003,497	$1,113,283	$1,002,056

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the age of gross unrealized losses and fair value by investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
March 31, 2025
Obligations of states and political subdivisions	—	$—	$—	7	$13,040	$(2,024)	7	$13,040	$(2,024)
Residential mortgage backed securities:
Government agency mortgage backed securities	8	65,280	(669)	34	140,351	(20,338)	42	205,631	(21,007)
Government agency collateralized mortgage obligations	—	—	—	37	319,460	(69,091)	37	319,460	(69,091)
Commercial mortgage backed securities:
Government agency mortgage backed securities	1	2,412	(35)	2	5,483	(514)	3	7,895	(549)
Government agency collateralized mortgage obligations	1	2,808	(3)	25	104,666	(19,831)	26	107,474	(19,834)
Other debt securities	3	43,019	(259)	13	22,867	(1,523)	16	65,886	(1,782)
Total	13	$113,519	$(966)	118	$605,867	$(113,321)	131	$719,386	$(114,287)
December 31, 2024
Obligations of states and political subdivisions	—	$—	$—	7	$12,841	$(2,269)	7	$12,841	$(2,269)
Residential mortgage backed securities:
Government agency mortgage backed securities	7	11,051	(259)	34	141,321	(24,208)	41	152,372	(24,467)
Government agency collateralized mortgage obligations	3	48,879	(482)	37	311,964	(86,389)	40	360,843	(86,871)
Commercial mortgage backed securities:
Government agency mortgage backed securities	2	5,248	(122)	2	5,375	(629)	4	10,623	(751)
Government agency collateralized mortgage obligations	2	7,681	(39)	25	104,326	(21,556)	27	112,007	(21,595)
Other debt securities	2	22,357	(218)	17	30,801	(2,437)	19	53,158	(2,655)
Total	16	$95,216	$(1,120)	122	$606,628	$(137,488)	138	$701,844	$(138,608)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
March 31, 2025
Obligations of states and political subdivisions	7	$16,412	$(1,835)	121	$225,342	$(39,823)	128	$241,754	$(41,658)
Residential mortgage backed securities:
Government agency mortgage backed securities	1	16,189	(594)	67	326,460	(16,987)	68	342,649	(17,581)
Government agency collateralized mortgage obligations	—	—	—	18	320,055	(26,960)	18	320,055	(26,960)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	1	14,390	(2,565)	1	14,390	(2,565)
Government agency collateralized mortgage obligations	—	—	—	9	36,692	(6,606)	9	36,692	(6,606)
Other debt securities	—	—	—	10	47,739	(3,066)	10	47,739	(3,066)
Total	8	$32,601	$(2,429)	226	$970,678	$(96,007)	234	$1,003,279	$(98,436)
December 31, 2024
Obligations of states and political subdivisions	—	$—	$—	128	$240,394	$(42,491)	128	$240,394	$(42,491)
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	—	69	347,154	(25,251)	69	347,154	(25,251)
Government agency collateralized mortgage obligations	—	—	—	18	313,376	(41,506)	18	313,376	(41,506)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	1	14,002	(2,958)	1	14,002	(2,958)
Government agency collateralized mortgage obligations	—	—	—	9	36,345	(7,317)	9	36,345	(7,317)
Other debt securities	—	—	—	10	49,603	(4,080)	10	49,603	(4,080)
Total	—	$—	$—	235	$1,000,874	$(123,603)	235	$1,000,874	$(123,603)

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

As of March 31, 2025, the Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, more than 90% of available for sale securities have the explicit or implicit backing of the federal government. Performance of these securities has been in line with broader market price performance, indicating that increases in market-based, risk-free rates, and not credit-related factors, are driving losses. When determining the fair value of

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
the contractual cash flows for municipal and corporate securities, the Company considers historical experience with credit sensitive securities, current market conditions, the financial condition of the underlying issuer, current credit ratings, ratings changes and outlook, explicit and implicit guarantees, or insurance programs. Based upon its review of these factors as of March 31, 2025, the Company determined that all such losses resulted from factors not deemed credit-related. As a result, no credit-related impairment was recognized in current earnings, and all unrealized losses for available for sale securities were recorded in other comprehensive income (loss). See Note 11, “Other Comprehensive Income” for more information on the Company’s unrealized losses on securities.

The allowance for credit losses on held to maturity securities was $32 at each of March 31, 2025 and December 31, 2024. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by nationally recognized statistical ratings agencies. Updated investment grades are obtained as they become available from agencies. As of March 31, 2025, all of the debt securities held to maturity were rated A or higher by the ratings agencies.

Note 3 – Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 3, all references to “loans” mean loans excluding loans held for sale.

The following is a summary of loans and leases as of the dates presented:

	March 31, 2025	December 31, 2024
Commercial, financial, agricultural	$1,888,580	$1,885,817
Lease financing	89,533	95,071
Real estate – construction:
Residential	273,583	256,655
Commercial	817,279	836,998
Total real estate – construction	1,090,862	1,093,653
Real estate – 1-4 family mortgage:
Primary	2,471,818	2,428,076
Home equity	551,305	544,158
Rental/investment	434,069	402,938
Land development	125,888	113,705
Total real estate – 1-4 family mortgage	3,583,080	3,488,877
Real estate – commercial mortgage:
Owner-occupied	1,949,177	1,894,679
Non-owner occupied	4,262,145	4,226,937
Land development	108,798	114,452
Total real estate – commercial mortgage	6,320,120	6,236,068
Installment loans to individuals	87,539	90,014
Gross loans	13,059,714	12,889,500
Unearned income	(4,121)	(4,480)
Loans, net of unearned income	$13,055,593	$12,885,020

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

The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
March 31, 2025
Commercial, financial, agricultural	$5,173	$4	$1,881,528	$1,886,705	$186	$712	$977	$1,875	$1,888,580
Lease financing	—	—	85,561	85,561	—	559	3,413	3,972	89,533
Real estate – construction:
Residential	—	—	270,367	270,367	—	3,216	—	3,216	273,583
Commercial	—	—	817,279	817,279	—	—	—	—	817,279
Total real estate – construction	—	—	1,087,646	1,087,646	—	3,216	—	3,216	1,090,862
Real estate – 1-4 family mortgage:
Primary	26,631	58	2,404,818	2,431,507	19,338	15,438	5,535	40,311	2,471,818
Home equity	3,710	—	546,162	549,872	417	621	395	1,433	551,305
Rental/investment	313	2	433,279	433,594	—	355	120	475	434,069
Land development	—	—	125,844	125,844	27	—	17	44	125,888
Total real estate – 1-4 family mortgage	30,654	60	3,510,103	3,540,817	19,782	16,414	6,067	42,263	3,583,080
Real estate – commercial mortgage:
Owner-occupied	3,025	22	1,934,026	1,937,073	2,207	252	9,645	12,104	1,949,177
Non-owner occupied	213	—	4,229,906	4,230,119	—	—	32,026	32,026	4,262,145
Land development	342	—	105,394	105,736	61	51	2,950	3,062	108,798
Total real estate – commercial mortgage	3,580	22	6,269,326	6,272,928	2,268	303	44,621	47,192	6,320,120
Installment loans to individuals	781	9	86,629	87,419	—	13	107	120	87,539
Unearned income	—	—	(4,121)	(4,121)	—	—	—	—	(4,121)
Loans, net of unearned income	$40,188	$95	$12,916,672	$12,956,955	$22,236	$21,217	$55,185	$98,638	$13,055,593

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2024
Commercial, financial, agricultural	$807	$125	$1,883,010	$1,883,942	$245	$734	$896	$1,875	$1,885,817
Lease financing	27	—	90,961	90,988	78	614	3,391	4,083	95,071
Real estate – construction:
Residential	2,194	—	253,238	255,432	—	1,023	200	1,223	256,655
Commercial	—	16	836,982	836,998	—	—	—	—	836,998
Total real estate – construction	2,194	16	1,090,220	1,092,430	—	1,023	200	1,223	1,093,653
Real estate – 1-4 family mortgage:
Primary	29,258	—	2,343,781	2,373,039	13,627	25,335	16,075	55,037	2,428,076
Home equity	3,186	35	537,568	540,789	941	1,094	1,334	3,369	544,158
Rental/investment	573	12	401,977	402,562	136	240	—	376	402,938
Land development	25	1,740	111,920	113,685	20	—	—	20	113,705
Total real estate – 1-4 family mortgage	33,042	1,787	3,395,246	3,430,075	14,724	26,669	17,409	58,802	3,488,877
Real estate – commercial mortgage:
Owner-occupied	2,650	365	1,879,350	1,882,365	296	1,000	11,018	12,314	1,894,679
Non-owner occupied	326	—	4,197,331	4,197,657	—	—	29,280	29,280	4,226,937
Land development	142	160	111,019	111,321	98	16	3,017	3,131	114,452
Total real estate – commercial mortgage	3,118	525	6,187,700	6,191,343	394	1,016	43,315	44,725	6,236,068
Installment loans to individuals	654	11	89,246	89,911	4	42	57	103	90,014
Unearned income	—	—	(4,480)	(4,480)	—	—	—	—	(4,480)
Loans, net of unearned income	$39,842	$2,464	$12,731,903	$12,774,209	$15,445	$30,098	$65,268	$110,811	$12,885,020

Certain Modifications to Borrowers Experiencing Financial Difficulty
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (including extension of the amortization period), or a term extension, but excluding covenant waivers and modification of contingent acceleration clauses, are required to be disclosed in accordance with ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). All modifications for the three months ended March 31, 2025 and 2024 and which met the disclosure criteria in ASU 2022-02 were performing in accordance with their modified terms at March 31, 2025 and 2024, respectively. There were no unused commitments at March 31, 2025. There were $85 in unused commitments at March 31, 2024. Upon the Company’s determination that a modification has subsequently become uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is adjusted accordingly. See Note 4, “Allowance for Credit Losses,” for more information on the allowance for credit losses.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables present the amortized cost basis of loans that were experiencing financial difficulty, modified during the three months ended March 31, 2025 and 2024, respectively, and required to be disclosed under ASU 2022-02, by class of financing receivable and by type of modification. The percentage of the amortized cost basis for each class of disclosed modifications as compared to the amortized cost basis of each class of loans is also presented below.

	Three Months Ended March 31, 2025
	Term Extension	Interest Rate Reduction, Term Extension and Payment Delay	Total	% Total Loans by Class
Real estate – commercial mortgage:
Non-owner occupied	$2,161	$—	$2,161	0.05%
Total real estate – commercial mortgage	2,161	—	2,161	0.03
Installment loans to individuals	—	2	2	—
Loans, net of unearned income	$2,161	$2	$2,163	0.02%

	Three Months Ended March 31, 2024
	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction and Term Extension	Total	% Total Loans by Class
Commercial, financial, agricultural	$1,741	$165	$—	$517	$—	$2,423	0.13%
Real estate – 1-4 family mortgage:
Primary	—	33	246	—	—	279	0.01
Real estate – commercial mortgage:
Owner-occupied	7,431	187	—	—	270	7,888	0.47
Non-owner occupied	—	—	89	—	—	89	—
Total real estate – commercial mortgage	7,431	187	89	—	270	7,977	0.14
Installment loans to individuals	—	—	14	—	—	14	0.01
Loans, net of unearned income	$9,172	$385	$349	$517	$270	$10,693	0.09%

The following tables present the weighted average financial effect of loan modifications requiring disclosure under ASU 2022-02 by class of financing receivable for the periods presented.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2025
Loan Type	Financial Effect
Term Extension
Real Estate - Commercial Mortgage - Non-owner Occupied	Extended the term 12 months
Combination - Interest Rate Reduction, Term Extension and Payment Delay
Installment loans to individuals	Reduced the interest rate 425 basis points and extended the term and delayed the payment 49 months

Three months ended March 31, 2024
Loan Type	Financial Effect
Interest Rate Reduction
Commercial, financial, agricultural	Reduced the interest rate 39 basis points
Real Estate - Commercial Mortgage - Owner Occupied	Reduced the interest rate 47 basis points
Term Extension
Commercial, financial, agricultural	Extended the term 7.5 months
Real estate – 1-4 family mortgage - Primary	Extended the term 24 months
Real Estate - Commercial Mortgage - Owner Occupied	Extended the term 10 months
Payment Delay
Real estate – 1-4 family mortgage - Primary	Delayed the payment 35.7 months
Real Estate - Commercial Mortgage - Non-owner Occupied	Delayed the payment 9 months
Installment loans to individuals	Delayed the payment 17 months
Combination - Term Extension and Payment Delay
Commercial, financial, agricultural	Extended the term and delayed the payment 42 months
Combination - Interest Rate Reduction and Term Extension
Real Estate - Commercial Mortgage - Owner-Occupied	Reduced the interest rate 275 basis points and extended the term 21 months
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
The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2025
Commercial, Financial, Agricultural	$126,558	$242,713	$170,453	$198,342	$107,379	$88,680	$944,959	$8,600	$1,887,684
Pass	126,436	239,608	168,243	196,673	106,886	87,041	930,370	528	1,855,785

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Special Mention	57	814	1,191	56	49	220	6,988	—	9,375
Substandard	65	2,291	1,019	1,613	444	1,419	7,601	8,072	22,524

Lease Financing Receivables	$3,031	$11,050	$20,235	$36,304	$8,401	$6,391	$—	$—	$85,412
Pass	2,966	11,050	16,440	34,545	8,260	6,365	—	—	79,626
Special Mention	65	—	—	56	—	—	—	—	121
Substandard	—	—	3,795	1,703	141	26	—	—	5,665

Real Estate - Construction	$72,710	$365,237	$268,117	$290,649	$—	$—	$20,537	$452	$1,017,702
Residential	56,299	130,338	10,468	1,990	—	—	1,328	—	200,423
Pass	56,299	128,144	9,686	1,749	—	—	1,328	—	197,206
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	2,194	782	241	—	—	—	—	3,217

Commercial	16,411	234,899	257,649	288,659	—	—	19,209	452	817,279
Pass	16,411	234,826	245,322	288,659	—	—	19,209	452	804,879
Special Mention	—	—	12,327	—	—	—	—	—	12,327
Substandard	—	73	—	—	—	—	—	—	73

Real Estate - 1-4 Family Mortgage	$87,420	$177,584	$103,163	$113,563	$65,398	$47,487	$42,521	$136	$637,272
Primary	5,944	10,065	5,289	7,737	4,932	7,183	1,114	85	42,349
Pass	5,944	10,065	5,046	7,423	4,666	6,525	1,114	85	40,868
Special Mention	—	—	—	142	—	—	—	—	142
Substandard	—	—	243	172	266	658	—	—	1,339

Home Equity	611	998	898	7	922	29	38,963	51	42,479
Pass	611	998	898	7	922	—	38,963	—	42,399
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	29	—	51	80

Rental/Investment	58,157	93,231	77,613	104,225	58,557	40,045	1,930	—	433,758
Pass	58,157	92,727	76,847	104,128	58,318	39,294	1,930	—	431,401
Special Mention	—	178	560	11	78	21	—	—	848
Substandard	—	326	206	86	161	730	—	—	1,509

Land Development	22,708	73,290	19,363	1,594	987	230	514	—	118,686
Pass	22,708	73,290	19,363	1,594	987	230	514	—	118,686
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$388,995	$981,860	$734,434	$1,849,690	$1,041,612	$1,015,908	$288,141	$9,806	$6,310,446
Owner-Occupied	95,887	368,008	290,183	340,432	292,772	373,954	180,173	7,645	1,949,054
Pass	95,753	363,221	279,677	328,471	287,349	366,902	164,802	7,393	1,893,568
Special Mention	29	4,497	2,353	1,302	926	2,146	9,742	—	20,995
Substandard	105	290	8,153	10,659	4,497	4,906	5,629	252	34,491

Non-Owner Occupied	282,771	570,998	435,870	1,492,023	739,394	638,449	100,459	2,161	4,262,125
Pass	282,563	548,110	435,450	1,413,224	734,084	586,648	100,459	—	4,100,538
Special Mention	—	5,747	19	39,925	—	5,292	—	—	50,983
Substandard	208	17,141	401	38,874	5,310	46,509	—	2,161	110,604

Land Development	10,337	42,854	8,381	17,235	9,446	3,505	7,509	—	99,267
Pass	10,267	42,484	7,568	14,106	9,279	3,240	7,509	—	94,453
Special Mention	70	65	795	—	—	58	—	—	988
Substandard	—	305	18	3,129	167	207	—	—	3,826

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Installment loans to individuals	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$678,714	$1,778,444	$1,296,402	$2,488,548	$1,222,790	$1,158,466	$1,296,158	$18,994	$9,938,516
Pass	678,115	1,744,523	1,264,540	2,390,579	1,210,751	1,096,245	1,266,198	8,458	9,659,409
Special Mention	221	11,301	17,245	41,492	1,053	7,737	16,730	—	95,779
Substandard	378	22,620	14,617	56,477	10,986	54,484	13,230	10,536	183,328

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2024
Commercial, Financial, Agricultural	$292,917	$208,900	$228,690	$113,192	$66,121	$54,163	$898,772	$2,889	$1,865,644
Pass	287,632	206,087	213,209	112,527	64,780	52,756	874,104	2,767	1,813,862
Special Mention	591	1,613	185	242	107	378	7,006	—	10,122
Substandard	4,694	1,200	15,296	423	1,234	1,029	17,662	122	41,660

Lease Financing Receivables	$12,239	$22,339	$39,738	$9,125	$3,724	$3,426	$—	$—	$90,591
Pass	12,239	17,225	34,637	8,778	2,587	3,246	—	—	78,712
Watch	—	1,261	3,254	173	1,137	180	—	—	6,005
Substandard	—	3,853	1,847	174	—	—	—	—	5,874

Real Estate - Construction	$353,568	$243,827	$382,439	$18,443	$—	$625	$20,096	$—	$1,018,998
Residential	162,966	15,455	1,708	—	—	625	1,246	—	182,000
Pass	160,772	14,673	1,467	—	—	625	1,246	—	178,783
Special Mention	2,194	—	—	—	—	—	—	—	2,194
Substandard	—	782	241	—	—	—	—	—	1,023

Commercial	190,602	228,372	380,731	18,443	—	—	18,850	—	836,998
Pass	190,602	216,051	380,731	18,443	—	—	18,850	—	824,677
Special Mention	—	12,321	—	—	—	—	—	—	12,321
Substandard	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$187,587	$110,606	$120,025	$66,034	$33,800	$26,150	$35,740	$1,150	$581,092
Primary	10,925	5,336	7,865	4,247	2,463	6,534	1,704	796	39,870
Pass	10,925	5,126	7,558	3,979	2,463	5,776	1,704	796	38,327
Special Mention	—	—	143	—	—	—	—	—	143
Substandard	—	210	164	268	—	758	—	—	1,400

Home Equity	966	1,005	7	937	—	35	28,976	51	31,977
Pass	966	1,005	7	937	—	—	28,976	—	31,891
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	35	—	51	86

Rental/Investment	96,447	83,682	108,436	59,836	31,029	18,146	4,745	303	402,624
Pass	95,903	82,878	108,296	59,553	30,936	17,487	4,745	213	400,011
Special Mention	180	564	44	52	24	—	—	—	864
Substandard	364	240	96	231	69	659	—	90	1,749

Land Development	79,249	20,583	3,717	1,014	308	1,435	315	—	106,621
Pass	79,150	20,583	1,977	1,014	308	1,435	315	—	104,782
Special Mention	99	—	1,740	—	—	—	—	—	1,839
Substandard	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$996,574	$708,788	$1,807,169	$1,009,177	$622,818	$792,959	$251,819	$35,475	$6,224,779
Owner-Occupied	373,353	271,445	339,116	275,077	190,911	304,663	137,023	2,969	1,894,557
Pass	372,183	261,624	330,018	271,228	188,860	299,578	130,847	2,717	1,857,055
Special Mention	948	348	388	850	131	1,538	—	—	4,203
Substandard	222	9,473	8,710	2,999	1,920	3,547	6,176	252	33,299

Non-Owner Occupied	576,021	427,715	1,447,377	724,161	428,874	484,792	105,645	32,331	4,226,916
Pass	554,095	427,339	1,354,418	718,043	425,291	430,220	105,645	24,360	4,039,411
Special Mention	4,900	21	77,741	814	1,138	8,254	—	—	92,868
Substandard	17,026	355	15,218	5,304	2,445	46,318	—	7,971	94,637

Land Development	47,200	9,628	20,676	9,939	3,033	3,504	9,151	175	103,306
Pass	47,134	9,585	17,187	9,735	2,783	3,468	9,151	175	99,218
Special Mention	66	24	142	31	59	—	—	—	322
Substandard	—	19	3,347	173	191	36	—	—	3,766

Installment loans to individuals	$5	$—	$—	$—	$—	$—	$—	$—	$5
Pass	5	—	—	—	—	—	—	—	5
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$1,842,890	$1,294,460	$2,578,061	$1,215,971	$726,463	$877,323	$1,206,427	$39,514	$9,781,109
Pass	1,811,606	1,262,176	2,449,505	1,204,237	718,008	814,591	1,175,583	31,028	9,466,734
Special Mention	8,978	16,152	83,637	2,162	2,596	10,350	7,006	—	130,881
Substandard	22,306	16,132	44,919	9,572	5,859	52,382	23,838	8,486	183,494

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2025
Commercial, Financial, Agricultural	$896	$—	$—	$—	$—	$—	$—	$—	$896
Performing Loans	896	—	—	—	—	—	—	—	896
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$3,019	$41,972	$18,355	$7,049	$2,020	$—	$296	$449	$73,160
Residential	3,019	41,972	18,355	7,049	2,020	—	296	449	73,160
Performing Loans	3,019	41,972	18,355	7,049	2,020	—	296	449	73,160
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$93,774	$174,780	$339,394	$698,997	$483,286	$647,510	$494,200	$13,867	$2,945,808
Primary	92,616	173,694	337,658	697,710	481,831	645,960	—	—	2,429,469
Performing Loans	92,616	173,392	333,563	688,588	478,002	623,639	—	—	2,389,800
Non-Performing Loans	—	302	4,095	9,122	3,829	22,321	—	—	39,669

Home Equity	—	—	—	—	—	759	494,200	13,867	508,826
Performing Loans	—	—	—	—	—	690	494,126	12,576	507,392
Non-Performing Loans	—	—	—	—	—	69	74	1,291	1,434

Rental/Investment	—	—	—	—	255	56	—	—	311
Performing Loans	—	—	—	—	255	56	—	—	311
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	1,158	1,086	1,736	1,287	1,200	735	—	—	7,202
Performing Loans	1,158	1,059	1,726	1,287	1,193	735	—	—	7,158
Non-Performing Loans	—	27	10	—	7	—	—	—	44

Real Estate - Commercial Mortgage	$307	$1,469	$2,219	$1,782	$2,556	$1,341	$—	$—	$9,674
Owner-Occupied	—	—	—	—	—	123	—	—	123
Performing Loans	—	—	—	—	—	123	—	—	123
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	—	—	—	20	—	—	20
Performing Loans	—	—	—	—	—	20	—	—	20
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	307	1,469	2,219	1,782	2,556	1,198	—	—	9,531
Performing Loans	307	1,469	2,184	1,767	2,556	1,198	—	—	9,481
Non-Performing Loans	—	—	35	15	—	—	—	—	50

Installment loans to individuals	$12,156	$23,348	$8,999	$6,564	$3,289	$15,744	$17,147	$292	$87,539
Performing Loans	12,156	23,341	8,994	6,564	3,283	15,633	17,147	292	87,410
Non-Performing Loans	—	7	5	—	6	111	—	—	129

Total loans not subject to risk rating	$110,152	$241,569	$368,967	$714,392	$491,151	$664,595	$511,643	$14,608	$3,117,077
Performing Loans	110,152	241,233	364,822	705,255	487,309	642,094	511,569	13,317	3,075,751
Non-Performing Loans	—	336	4,145	9,137	3,842	22,501	74	1,291	41,326

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2024
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$20,173	$—	$—	$20,173
Performing Loans	—	—	—	—	—	20,173	—	—	20,173
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$37,714	$23,301	$11,210	$2,056	$—	$—	$108	$266	$74,655
Residential	37,714	23,301	11,210	2,056	—	—	108	266	74,655
Performing Loans	37,514	23,301	11,210	2,056	—	—	108	266	74,455
Non-Performing Loans	200	—	—	—	—	—	—	—	200

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$154,305	$341,962	$708,223	$492,408	$280,382	$417,656	$499,157	$13,692	$2,907,785
Primary	152,511	340,032	706,868	490,903	279,683	417,316	—	893	2,388,206
Performing Loans	152,207	336,019	692,470	485,325	269,503	397,394	—	893	2,333,811
Non-Performing Loans	304	4,013	14,398	5,578	10,180	19,922	—	—	54,395

Home Equity	30	—	—	—	—	195	499,157	12,799	512,181
Performing Loans	30	—	—	—	—	177	499,052	9,553	508,812
Non-Performing Loans	—	—	—	—	—	18	105	3,246	3,369

Rental/Investment	—	—	—	256	—	58	—	—	314
Performing Loans	—	—	—	256	—	58	—	—	314
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	1,764	1,930	1,355	1,249	699	87	—	—	7,084
Performing Loans	1,764	1,919	1,355	1,240	699	87	—	—	7,064
Non-Performing Loans	—	11	—	9	—	—	—	—	20

Real Estate - Commercial Mortgage	$2,614	$2,350	$1,902	$2,567	$1,460	$396	$—	$—	$11,289
Owner-Occupied	—	—	—	—	121	1	—	—	122
Performing Loans	—	—	—	—	121	1	—	—	122
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	—	—	21	—	—	—	21
Performing Loans	—	—	—	—	21	—	—	—	21
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	2,614	2,350	1,902	2,567	1,318	395	—	—	11,146
Performing Loans	2,614	2,350	1,789	2,567	1,317	395	—	—	11,032
Non-Performing Loans	—	—	113	—	1	—	—	—	114

Installment loans to individuals	$32,598	$11,488	$7,971	$3,815	$1,317	$17,261	$15,530	$29	$90,009
Performing Loans	32,561	11,472	7,971	3,802	1,317	17,212	15,529	29	89,893
Non-Performing Loans	37	16	—	13	—	49	1	—	116

Total loans not subject to risk rating	$227,231	$379,101	$729,306	$500,846	$283,159	$455,486	$514,795	$13,987	$3,103,911
Performing Loans	226,690	375,061	714,795	495,246	272,978	435,497	514,689	10,741	3,045,697
Non-Performing Loans	541	4,040	14,511	5,600	10,181	19,989	106	3,246	58,214

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables disclose gross charge-offs by year of origination for the three months ended March 31, 2025 and year ended December 31, 2024, respectively:

March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Charge-offs
Commercial, financial, agricultural	$—	$64	$—	$1	$—	$29	$—	$94
Lease financing	—	—	—	—	—	—	—	—
Real estate – 1-4 family mortgage:
Primary	—	—	153	43	—	49	—	245
Home equity	—	—	—	—	—	64	—	64
Rental/investment	—	—	—	—	—	—	—	—
Total real estate – 1-4 family mortgage	—	—	153	43	—	113	—	309
Real estate – commercial mortgage:
Owner-occupied	—	—	—	—	—	461	—	461
Non-owner occupied	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Total real estate – commercial mortgage	—	—	—	—	—	461	—	461
Installment loans to individuals	7	29	—	9	—	217	3	265
Loans, net of unearned income	$7	$93	$153	$53	$—	$820	$3	$1,129

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Charge-offs
Commercial, financial, agricultural	$—	$46	$152	$879	$4	$2,975	$407	$4,463
Lease financing	—	336	306	—	—	—	—	642
Real estate – construction:
Residential	—	—	145	—	—	—	—	145
Real estate – 1-4 family mortgage:
Primary	—	29	195	35	110	102	—	471
Home equity	—	—	329	—	—	121	—	450
Rental/investment	—	—	—	—	—	45	—	45
Total real estate – 1-4 family mortgage	—	29	524	35	110	268	—	966
Real estate – commercial mortgage:
Owner-occupied	—	—	37	—	—	—	—	37
Non-owner occupied	—	—	—	—	—	5,693	—	5,693
Total real estate – commercial mortgage	—	—	37	—	—	5,700	—	5,737
Installment loans to individuals	36	110	69	15	3	1,623	—	1,856
Loans, net of unearned income	$36	$521	$1,233	$929	$117	$10,566	$407	$13,809
Note 4 – Allowance for Credit Losses
(In Thousands)

Allowance for Credit Losses on Loans

The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment and is maintained at a level believed adequate by management to absorb credit losses inherent in the entire loan portfolio. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis. Expected credit loss inherent in non-cancellable off-balance-sheet credit exposures is accounted for as a separate liability in the Consolidated Balance Sheets. The allowance for credit losses on loans held for investment, as reported in the Company’s Consolidated Balance Sheets, is adjusted by a provision for credit losses, which is reported in earnings, and reduced by net charge-offs. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed and such losses are reasonably quantified. Subsequent recoveries, if any, are credited to the allowance. For more information about the Company’s policies and procedures for determining the amount of the allowance for credit losses, please refer to the discussion

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
in Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses in the Company’s loan portfolio. As of March 31, 2025 and December 31, 2024, the Company had accrued interest receivable for loans of $53,317 and $54,395, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets.
The following tables provide a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Three Months Ended March 31, 2025
Allowance for credit losses:
Beginning balance	$38,527	$15,126	$47,761	$90,204	$3,368	$6,770	$201,756
Charge-offs	(94)	—	(309)	(461)	—	(265)	(1,129)
Recoveries	958	—	33	6	9	248	1,254
Net recoveries (charge-offs)	864	—	(276)	(455)	9	(17)	125
(Recovery of) provision for credit losses on loans	(950)	1,435	3,226	(1,669)	267	(259)	2,050
Ending balance	$38,441	$16,561	$50,711	$88,080	$3,644	$6,494	$203,931
Period-End Amount Allocated to:
Individually evaluated	$4,522	$—	$—	$8,922	$2,053	$270	$15,767
Collectively evaluated	33,919	16,561	50,711	79,158	1,591	6,224	188,164
Ending balance	$38,441	$16,561	$50,711	$88,080	$3,644	$6,494	$203,931
Loans:
Individually evaluated	$11,132	$2,434	$8,750	$46,593	$3,946	$270	$73,125
Collectively evaluated	1,877,448	1,088,428	3,574,330	6,273,527	81,466	87,269	12,982,468
Ending balance	$1,888,580	$1,090,862	$3,583,080	$6,320,120	$85,412	$87,539	$13,055,593

Nonaccruing loans with no allowance for credit losses	$122	$2,434	$6,418	$11,998	$589	$—	$21,561

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total

Three Months Ended March 31, 2024
Allowance for credit losses:
Beginning balance	$43,980	$18,612	$47,283	$77,020	$2,515	$9,168	$198,578
Charge-offs	(349)	—	(82)	—	—	(479)	(910)
Recoveries	346	—	48	6	8	338	746
Net (charge-offs) recoveries	(3)	—	(34)	6	8	(141)	(164)
Provision for (recovery of) credit losses on loans	1,944	(1,295)	317	1,699	31	(58)	2,638
Ending balance	$45,921	$17,317	$47,566	$78,725	$2,554	$8,969	$201,052
Period-End Amount Allocated to:
Individually evaluated	$9,104	$—	$—	$573	$—	$270	$9,947
Collectively evaluated	36,817	17,317	47,566	78,152	2,554	8,699	191,105
Ending balance	$45,921	$17,317	$47,566	$78,725	$2,554	$8,969	$201,052
Loans:
Individually evaluated	$15,861	$—	$7,327	$13,033	$—	$270	$36,491
Collectively evaluated	1,853,547	1,243,535	3,421,959	5,740,197	107,474	97,322	12,464,034
Ending balance	$1,869,408	$1,243,535	$3,429,286	$5,753,230	$107,474	$97,592	$12,500,525

Nonaccruing loans with no allowance for credit losses	$157	$—	$7,328	$10,130	$—	$—	$17,615

The Company recorded a provision for credit losses on loans of $2,050 during the first quarter of 2025, as compared to a provision for credit losses on loans of $2,638 recorded in the first quarter of 2024. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. The provision for credit losses on loans of $2,050 in the first quarter of 2025 was primarily driven by loan growth and changes in credit metrics that influence the Company’s expectations of future losses, including but not limited to the balance of nonperforming loans, underlying collateral values, and historical levels of charge-offs, all considered in the context of the existing balance of the allowance for credit losses.
Allowance for Credit Losses on Unfunded Loan Commitments
The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in the “Other liabilities” line item on the Consolidated Balance Sheets. For more information about the Company’s policies and procedures for determining the amount of the allowance for credit losses on unfunded loan commitments, please refer to the discussion in Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Three Months Ended March 31,	2025	2024
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$14,943	$16,918
Provision for (recovery of) credit losses on unfunded loan commitments	2,700	(200)
Ending balance	$17,643	$16,718

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The Company recorded a provision for credit losses on unfunded loan commitments of $2,700 during the first quarter of 2025, as compared to a recovery of credit losses on unfunded loan commitments of $200 recorded in the first quarter of 2024. The $2,700 provision for credit losses on unfunded commitments in the first quarter of 2025 was primarily driven by an increase in real estate construction commitments.
Note 5 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”), net of valuation allowances and direct write-downs, as of the dates presented:

	March 31, 2025	December 31, 2024
Residential real estate	$3,160	$2,966
Commercial real estate	5,468	5,681
Residential land development	19	19
Commercial land development	7	7
Total	$8,654	$8,673

Changes in the Company’s OREO were as follows:

Total OREO
Balance at January 1, 2025	$8,673
Transfers of loans	1,296
Impairments	(564)
Dispositions	(744)
Other	(7)
Balance at March 31, 2025	$8,654

At March 31, 2025 and December 31, 2024, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $2,380 and $505, respectively.
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended
	March 31,
	2025	2024
Repairs and maintenance	$74	$64
Property taxes and insurance	49	29
Impairments	564	28
Net gains on OREO sales	(2)	(13)
Rental income	—	(1)
Total	$685	$107

Note 6 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the three months ended March 31, 2025 are set forth in the table below.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Total
Balance at January 1, 2025	$988,898	$988,898
Additions to goodwill and other adjustments	—	—
Balance at March 31, 2025	$988,898	$988,898

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2025
Core deposit intangibles	$82,492	$(72,699)	$9,793
Customer relationship intangible	7,670	(4,438)	3,232
Total finite-lived intangible assets	$90,162	$(77,137)	$13,025
December 31, 2024
Core deposit intangibles	$82,492	$(71,881)	$10,611
Customer relationship intangible	7,670	(4,176)	3,494
Total finite-lived intangible assets	$90,162	$(76,057)	$14,105

Amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended
	March 31,
	2025	2024
Amortization expense for:
Core deposit intangibles	$818	$914
Customer relationship intangible	262	298
Total intangible amortization	$1,080	$1,212

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
There was no valuation adjustment on MSRs during the three months ended March 31, 2025 or 2024.
Changes in the Company’s MSRs were as follows:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Balance at January 1, 2025	$72,991
Capitalization	2,236
Amortization	(2,325)
Balance at March 31, 2025	$72,902

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

	March 31, 2025	December 31, 2024
Unpaid principal balance	$6,044,719	$6,008,937

Weighted-average prepayment speed (CPR)	10.11%	9.48%
Estimated impact of a 10% increase	$(3,184)	$(3,134)
Estimated impact of a 20% increase	(6,149)	(6,062)

Discount rate	11.06%	11.05%
Estimated impact of a 10% increase	$(3,643)	$(3,809)
Estimated impact of a 20% increase	(7,020)	(7,336)

Weighted-average coupon interest rate	4.36%	4.29%
Weighted-average servicing fee (basis points)	35.80	35.91
Weighted-average remaining maturity (in years)	7.1	7.3

The Company recorded servicing fees of $3,656 and $4,088 for the three months ended March 31, 2025 and 2024, respectively, all of which are included in “Mortgage banking income” in the Consolidated Statements of Income.

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

Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Interest cost	$237	$227	$5	$5
Expected return on plan assets	(267)	(248)	—	—
Recognized actuarial loss (gain)	121	129	(22)	(23)
Net periodic benefit cost (return)	$91	$108	$(17)	$(18)

Incentive Compensation Plans

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The Company maintains a long-term equity compensation plan that provides for the award of restricted stock and the grant of stock options. The Company awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to non-employee directors, executives, and other officers and employees.
The following table summarizes the changes in restricted stock as of and for the three months ended March 31, 2025:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	203,115	$34.32	801,181	$35.08
Awarded	75,644	36.17	268,758	36.84
Vested	—	—	(210,121)	38.28
Cancelled	—	—	(1,580)	36.22
Nonvested at end of period	278,759	$34.82	858,238	$34.85

During the three months ended March 31, 2025, the Company reissued 173,777 shares from treasury in connection with awards of restricted stock. The Company recorded total stock-based compensation expense of $3,780 and $3,992 for the three months ended March 31, 2025 and 2024, respectively.
There were no stock options granted or outstanding, nor compensation expense associated with options recorded, during the three months ended March 31, 2025 or 2024.

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
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Balance Sheet	March 31, 2025		December 31, 2024
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$910,697	$14,887	$877,051	$14,071
Interest rate lock commitments	Other Assets	158,289	2,244	64,365	861
Forward commitments	Other Assets	45,000	26	174,000	1,242
Totals		$1,113,986	$17,157	$1,115,416	$16,174
Derivative liabilities:
Interest rate contracts	Other Liabilities	$911,021	$14,899	$880,371	$14,094
Interest rate lock commitments	Other Liabilities	13,067	57	1,829	122
Forward commitments	Other Liabilities	215,000	1,390	52,000	86
Totals		$1,139,088	$16,346	$934,200	$14,302
Gains and losses included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the dates presented:

	Three Months Ended March 31,
	2025	2024
Interest rate contracts:
Included in interest income on loans	$2,889	$3,191
Interest rate lock commitments:
Included in mortgage banking income	1,448	808
Forward commitments
Included in mortgage banking income	(2,519)	2,067
Total	$1,818	$6,066
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
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	March 31, 2025		December 31, 2024
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$130,000	$19,971	$130,000	$22,780
Interest rate collars	Other Assets	450,000	434	—	—
Total		$580,000	$20,405	$130,000	$22,780
Derivative liabilities:
Interest rate collars	Other Liabilities	$—	$—	$450,000	$598
Totals		$—	$—	$450,000	$598
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
There were no ineffective portions for the three months ended March 31, 2025 or 2024. The impact on other comprehensive income for the three months ended March 31, 2025 and 2024 is discussed in Note 11, “Other Comprehensive Income.”
Derivatives designated as fair value hedges
Fair value hedges protect against changes in the fair value of an asset, liability, or firm commitment. The Company enters into interest rate swap agreements to manage interest rate exposure on certain of the Company’s fixed-rate subordinated notes. The agreements convert the fixed interest rates to variable interest rates.
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	March 31, 2025		December 31, 2024
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$15,131	$100,000	$17,369
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Three Months Ended March 31,
	Location	2025	2024
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$2,238	$(1,511)
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$(2,238)	$1,511
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Long-term debt	$83,929	$81,648	$15,131	$17,369
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Gross amounts recognized	$26,825	$34,505	$22,917	$28,550
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	26,825	34,505	22,917	28,550
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	21,553	27,939	21,553	27,939
Financial collateral pledged	—	—	553	611
Net amounts	$5,272	$6,566	$811	$—

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
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
March 31, 2025
Financial assets:
Securities available for sale	$—	$1,002,056	$—	$1,002,056
Derivative instruments	—	37,562	—	37,562
Mortgage loans held for sale in loans held for sale	—	226,003	—	226,003
Total financial assets	$—	$1,265,621	$—	$1,265,621
Financial liabilities:
Derivative instruments:	$—	$31,477	$—	$31,477

	Level 1	Level 2	Level 3	Totals
December 31, 2024
Financial assets:
Securities available for sale	$—	$831,013	$—	$831,013
Derivative instruments	—	38,954	—	38,954
Mortgage loans held for sale in loans held for sale	—	246,171	—	246,171
Total financial assets	$—	$1,116,138	$—	$1,116,138
Financial liabilities:
Derivative instruments	$—	$32,268	$—	$32,268

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the three months ended March 31, 2025.
For the three months ended March 31, 2025 and 2024, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

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

March 31, 2025	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$17,036	$17,036
OREO	—	—	3,102	3,102
Total	$—	$—	$20,138	$20,138

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

December 31, 2024	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$38,374	$38,374
OREO	—	—	$3,666	3,666
Total	$—	$—	$42,040	$42,040

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Individually evaluated loans: Individually evaluated loans are reviewed and evaluated for credit losses on at least a quarterly basis for additional impairment and adjusted accordingly, taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Individually evaluated loans that were measured or re-measured at fair value had a carrying value of $27,083 and $53,157 at March 31, 2025 and December 31, 2024, respectively, and a specific reserve for these loans of $10,047 and $14,782 was included in the allowance for credit losses as of such dates.
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
The following table presents, as of the dates presented, OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets at period-end:

	March 31, 2025	December 31, 2024
Carrying amount prior to remeasurement	$3,666	$4,038
Impairment recognized in results of operations	(564)	(372)
Fair value	$3,102	$3,666

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at March 31, 2025 and December 31, 2024. There were no valuation adjustments on MSRs during the three months ended March 31, 2025 or 2024.
The following table presents information as of March 31, 2025 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans, net of allowance for credit losses	$17,036	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$3,102	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

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
A net gain of $2,853 and net loss of $1,703 resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2025 and 2024, respectively. These amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2025 and December 31, 2024:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2025
Mortgage loans held for sale measured at fair value	$226,003	$221,197	$4,806

December 31, 2024
Mortgage loans held for sale measured at fair value	$246,171	$244,218	$1,953

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of March 31, 2025	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,091,339	$1,091,339	$—	$—	$1,091,339
Securities held to maturity	1,101,901	—	1,003,497	—	1,003,497
Securities available for sale	1,002,056	—	1,002,056	—	1,002,056
Loans held for sale	226,003	—	226,003	—	226,003
Loans, net	12,851,662	—	—	12,595,656	12,595,656
Mortgage servicing rights	72,902	—	—	93,372	93,372
Derivative instruments	37,562	—	37,562	—	37,562
Financial liabilities
Deposits	$14,772,095	$12,308,196	$2,456,050	$—	$14,764,246
Short-term borrowings	108,015	108,015	—	—	108,015
Junior subordinated debentures	114,150	—	101,251	—	101,251
Subordinated notes	319,159	—	306,888	—	306,888
Derivative instruments	31,477	—	31,477	—	31,477

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of December 31, 2024	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,092,032	$1,092,032	$—	$—	$1,092,032
Securities held to maturity	1,126,112	—	1,002,544	—	1,002,544
Securities available for sale	831,013	—	831,013	—	831,013
Loans held for sale	246,171	—	246,171	—	246,171
Loans, net	12,683,264	—	—	12,340,638	12,340,638
Mortgage servicing rights	72,991	—	—	96,290	96,290
Derivative instruments	38,954	—	38,954	—	38,954
Financial liabilities
Deposits	$14,572,612	$12,093,327	$2,476,977	$—	$14,570,304
Short-term borrowings	108,018	108,018	—	—	108,018
Junior subordinated debentures	113,916	—	100,668	—	100,668
Subordinated notes	316,698	—	295,868	—	295,868
Derivative instruments	32,268	—	32,268	—	32,268

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 11 – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended March 31, 2025
Securities available for sale:
Unrealized holding gains on securities	$26,687	$6,717	$19,970
Amortization of unrealized holding losses on securities transferred to the held to maturity category	3,044	779	2,265
Total securities available for sale	29,731	7,496	22,235
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,777)	(455)	(1,322)
Total derivative instruments	(1,777)	(455)	(1,322)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	99	25	74
Total defined benefit pension and post-retirement benefit plans	99	25	74
Total other comprehensive income	$28,053	$7,066	$20,987
Three months ended March 31, 2024
Securities available for sale:
Unrealized holding losses on securities	$(6,192)	$(1,558)	$(4,634)
Amortization of unrealized holding losses on securities transferred to the held to maturity category	3,275	837	2,438
Total securities available for sale	(2,917)	(721)	(2,196)
Derivative instruments:
Unrealized holding losses on derivative instruments	(765)	(195)	(570)
Total derivative instruments	(765)	(195)	(570)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	106	27	79
Total defined benefit pension and post-retirement benefit plans	106	27	79
Total other comprehensive loss	$(3,576)	$(889)	$(2,687)

The accumulated balances for each component of other comprehensive loss, net of tax, were as follows as of the dates presented:

	March 31, 2025	December 31, 2024
Unrealized losses on securities	$(130,699)	$(152,934)
Unrealized gains on derivative instruments	16,107	17,429
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(7,029)	(7,103)
Total accumulated other comprehensive loss	$(121,621)	$(142,608)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Net Income Per Common Share
(In Thousands, Except Share and Per Share Data)
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

	Three Months Ended
	March 31,
	2025	2024
Basic
Net income applicable to common stock	$41,518	$39,409
Average common shares outstanding	63,666,419	56,208,348
Net income per common share - basic	$0.65	$0.70
Diluted
Net income applicable to common stock	$41,518	$39,409
Average common shares outstanding	63,666,419	56,208,348
Effect of dilutive stock-based compensation	361,606	322,730
Average common shares outstanding - diluted	64,028,025	56,531,078
Net income per common share - diluted	$0.65	$0.70

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	March 31,
	2025	2024
Number of shares	500	78,296

Note 13 – Regulatory Matters
(In Thousands)
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital, risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	March 31, 2025		December 31, 2024
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$1,948,348	11.39%	$1,935,522	11.34%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,837,789	12.59%	1,825,197	12.73%
Tier 1 Capital to Risk-Weighted Assets	1,948,348	13.35%	1,935,522	13.50%
Total Capital to Risk-Weighted Assets	2,465,568	16.89%	2,449,129	17.08%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$1,855,377	10.85%	$1,843,123	10.80%
Common Equity Tier 1 Capital to Risk-Weighted Assets	1,855,377	12.71%	1,843,123	12.85%
Tier 1 Capital to Risk-Weighted Assets	1,855,377	12.71%	1,843,123	12.85%
Total Capital to Risk-Weighted Assets	2,038,363	13.96%	2,022,737	14.10%

The Company elected to take advantage of transitional relief offered by the Federal Reserve and the FDIC to delay for two years the estimated impact of ASC Topic 326, “Financial Instruments - Credit Losses” (“ASC 326”), often referred to as CECL, on regulatory capital, followed by a three-year transitional period to phase out the capital benefit provided by the two-year delay. The three-year transitional period began on January 1, 2022; the Company’s and the Bank’s capital ratios at March 31, 2025 now fully reflect the impact of ASC 326.

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
For periods prior to the third quarter of 2024, the Company maintained an Insurance segment that included a full service insurance agency. Effective July 1, 2024, the Bank sold substantially all of the assets of its Insurance segment.
The Company’s reportable segments are determined by the Chief Executive Officer, who is the designated chief operating decision maker (“CODM”), based upon information provided about the Company’s products and services. The CODM

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
evaluates the financial performance of the segments by evaluating revenue streams, significant expenses and budget to actual results, and provides guidance in strategy and the allocation of resources.
In order to give the CODM a more precise indication of the income and expenses controlled by each segment, the results of operations for each segment reflect its own direct revenues and expenses. Indirect revenues and expenses, including but not limited to income from the Company’s investment portfolio, as well as certain costs associated with data processing and back office functions, primarily support the operations of the community banks and, therefore, are included in the results of the Community Banks segment. Included in “Other” are the operations of the holding company and other eliminations that are necessary for purposes of reconciling to the consolidated amounts. Accounting policies for each segment are the same as those described in Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The following tables provide financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Wealth Management	Other	Consolidated
Three months ended March 31, 2025
Total interest income	$220,291	$16	$23	$220,330
Total interest expense	79,634	—	6,499	86,133
Net interest income (loss)	$140,657	$16	$(6,476)	$134,197
Provision for credit losses	4,750	—	—	4,750
Noninterest income (loss)	28,845	8,064	(441)	36,468
Salaries and employee benefits	68,139	3,818	—	71,957
Net occupancy and equipment	11,547	207	—	11,754
Other segment expenses(1)	28,172	1,568	498	30,238
Income (loss) before income taxes	$56,894	$2,487	$(7,415)	$51,966
Income tax expense (benefit)	12,203	103	(1,858)	10,448
Net income (loss)	$44,691	$2,384	$(5,557)	$41,518
Total assets	$18,266,553	$5,495	$(667)	$18,271,381
Goodwill	$988,898	—	—	$988,898

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended March 31, 2024
Total interest income	$212,655	$481	$16	$27	$213,179
Total interest expense	82,969	—	—	6,920	89,889
Net interest income (loss)	$129,686	$481	$16	$(6,893)	$123,290
Provision for credit losses	2,438	—	—	—	2,438
Noninterest income (loss)	31,491	3,596	6,633	(339)	41,381
Salaries and employee benefits	66,401	1,780	3,289	—	71,470
Net occupancy and equipment	11,103	90	196	—	11,389
Other segment expenses(2)	27,663	277	1,700	413	30,053
Income (loss) before income taxes	$53,572	$1,930	$1,464	$(7,645)	$49,321
Income tax expense (benefit)	11,364	501	20	(1,973)	9,912
Net income (loss)	$42,208	$1,429	$1,444	$(5,672)	$39,409
Total assets	$17,303,709	$41,905	$5,409	$(5,282)	$17,345,741
Goodwill	$988,898	$2,767	—	—	$991,665

(1)    Other segment expenses for Community Banks include data processing, other real estate owned, legal and professional fees, advertising and public relations, intangible amortization, communications, merger and conversion related expenses and other miscellaneous expenses. Other segment expenses for Wealth Management include data processing, legal and

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
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
Note 15 – Subsequent Events
(In Thousands, Except Share Amounts)
Merger with The First Bancshares, Inc.
On April 1, 2025, the Company completed its merger with The First Bancshares, Inc., a Mississippi corporation (“The First”), pursuant to the agreement and plan of merger between the Company and The First dated July 29, 2024 (the “Merger Agreement”). As provided in the Merger Agreement, subject to the terms and conditions set forth therein, on April 1, 2025, among other things, The First merged with and into the Company, with the Company as the surviving entity (the “Merger”). The First’s subsidiary bank and Renasant Bank entered into a subsidiary plan of merger, pursuant to which The First’s subsidiary bank merged with and into Renasant Bank immediately after the Merger, with Renasant Bank as the surviving entity. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of The First converted into the right to receive one share of common stock of the Company.
The merger with The First will be accounted for as a business combination. The Company is currently in the process of completing the purchase accounting and has not made all of the remaining required disclosures, such as the fair value of assets acquired and supplemental pro forma information, which will be disclosed in subsequent filings.

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
Important factors currently known to management that could cause our actual results to differ materially from those in forward-looking statements include the following: (i) the Company’s ability to efficiently integrate acquisitions (including its recently-completed merger with The First Bancshares, Inc. described under the “Recent Developments” heading below) into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management (including the possibility that such cost savings will not be realized when expected, or at all, as a result of the impact of, or challenges arising from, the integration of the acquired assets and assumed liabilities into the Company, potential adverse reactions or changes to business or employee relationships, or as a result of other unexpected factors or events); (ii) potential exposure to unknown or contingent risks and liabilities we have acquired, or may acquire, or target for acquisition, including in connection with the merger with The First Bancshares, Inc.; (iii) the effect of economic conditions and interest rates on a national, regional or international basis; (iv) timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (v) competitive pressures in the consumer finance, commercial finance, financial services, asset management, retail banking, factoring, mortgage lending and auto lending industries; (vi) the financial resources of, and products available from, competitors; (vii) changes in laws and regulations as well as changes in accounting standards; (viii) changes in governmental and regulatory policy, whether applicable specifically to financial institutions or impacting the United States generally (such as, for example, changes in trade policy); (ix) increased scrutiny by, and/or additional regulatory requirements of, regulatory agencies as a result of the Company’s merger with The First; (x) changes in the securities and foreign exchange markets; (xi) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (xii) changes in the quality or composition of the Company’s loan or investment securities portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers of investment securities, or the impact of interest rates on the value of our investment securities portfolio; (xiii) an insufficient allowance for credit losses as a result of inaccurate assumptions; (xiv) changes in the sources and costs of the capital we use to make loans and otherwise fund our operations, due to deposit outflows, changes in the mix of deposits and the cost and availability of borrowings; (xv) general economic, market or business conditions, including the impact of inflation; (xvi) changes in demand for loan and deposit products and other financial services; (xvii) concentrations of credit or deposit exposure; (xviii) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; (xix) increased cybersecurity risk, including potential network breaches, business disruptions or financial losses; (xx) civil unrest, natural disasters, epidemics and other catastrophic events in the Company’s geographic area; (xxi) geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad; (xxii) the impact, extent and timing of technological changes; and (xxiii) other circumstances, many of which are beyond management’s control. Management believes that the assumptions underlying the Company’s forward-looking statements are reasonable, but any of the assumptions could prove to be inaccurate.
The Company undertakes no obligation, and specifically disclaims any obligation, to update or revise forward-looking statements, whether as a result of new information or to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by federal securities laws.

Recent Developments
Merger with The First Bancshares, Inc.
On April 1, 2025, the Company completed its merger with The First Bancshares, Inc., a Mississippi corporation (“The First”), pursuant to the agreement and plan of merger between the Company and The First dated July 29, 2024 (the “Merger Agreement”). As provided in the Merger Agreement, subject to the terms and conditions set forth therein, on April 1, 2025, among other things, The First merged with and into the Company, with the Company as the surviving entity (the “Merger”). The First’s subsidiary bank and Renasant Bank entered into a subsidiary plan of merger, pursuant to which The First’s subsidiary bank merged with and into Renasant Bank immediately after the Merger, with Renasant Bank as the surviving entity. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of The First converted into the right to receive one share of common stock of the Company.
The merger with The First will be accounted for as a business combination. The Company is currently in the process of completing the purchase accounting and has not made all of the remaining required disclosures, such as the fair value of assets acquired and supplemental pro forma information, which will be disclosed in subsequent filings.
Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at March 31, 2025 compared to December 31, 2024.
Assets
Total assets were $18,271,381 at March 31, 2025 compared to $18,034,868 at December 31, 2024.
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

	March 31, 2025		December 31, 2024
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. Government agencies and corporations	$—	—%	$—	—%
Obligations of states and political subdivisions	301,882	14.35	302,596	15.46
Mortgage-backed securities	1,590,376	75.59	1,472,918	75.26
Other debt securities	211,731	10.06	181,643	9.28
	$2,103,989	100.00%	$1,957,157	100.00%
Allowance for credit losses - held to maturity securities	(32)		(32)
Securities, net of allowance for credit losses	$2,103,957		$1,957,125
The Company purchased $175,815 and $46,975 in investment securities during the three months ended March 31, 2025 and 2024, respectively.
Proceeds from maturities, calls and principal payments on securities during the first three months of 2025 totaled $56,789. No securities were sold during the first quarter of 2025. Proceeds from the maturities, calls and principal payments on securities during the first three months of 2024 totaled $46,307. During the first quarter of 2024, the Company sold from the available for sale portfolio municipal securities, residential mortgage backed securities and commercial mortgage backed securities for net proceeds of $177,185. The Company intended to sell these securities as of December 31, 2023; therefore, the Company impaired the securities and recognized the loss in net income as of December 31, 2023. The carrying value of the securities immediately prior to the impairment was $196,537, and the impairment charge was $19,352. No loss was recorded in the first three months of 2024.

During the third quarter of 2022, the Company transferred, at fair value, $882,927 of securities from the available for sale portfolio to the held to maturity portfolio as the Company has the intent and ability to hold these securities until their maturity. The related net unrealized losses of $99,675 (after tax losses of $74,307) remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. At March 31, 2025, the net unrealized after tax losses remaining to be amortized in accumulated other comprehensive income (loss) was $46,781. No gains or losses were recognized at the time of transfer.
For more information about the Company’s security portfolio, see Note 2, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Loans Held for Sale
Loans held for sale, which consist of residential mortgage loans being held until they are sold in the secondary market, were $226,003 at March 31, 2025, as compared to $246,171 at December 31, 2024. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Loans
Total loans, excluding loans held for sale, were $13,055,593 at March 31, 2025 and $12,885,020 at December 31, 2024.
The table below sets forth the balance of loans outstanding, net of unearned income and excluding loans held for sale, by loan type and the percentage of each loan type to total loans as of the dates presented:

	March 31, 2025		December 31, 2024
	Total Loans	Percentage of Total Loans	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural	$1,888,580	14.47%	$1,885,817	14.64%
Lease financing, net of unearned income	85,412	0.65	90,591	0.70
Real estate – construction:
Residential	273,583	2.10	256,655	1.99
Commercial	817,279	6.26	836,998	6.50
Total real estate – construction	1,090,862	8.36	1,093,653	8.49
Real estate – 1-4 family mortgage:
Primary	2,471,818	18.94	2,428,076	18.84
Home equity	551,305	4.22	544,158	4.22
Rental/investment	434,069	3.32	402,938	3.13
Land development	125,888	0.96	113,705	0.88
Total real estate – 1-4 family mortgage	3,583,080	27.44	3,488,877	27.07
Real estate – commercial mortgage:
Owner-occupied	1,949,177	14.93	1,894,679	14.70
Non-owner occupied	4,262,145	32.65	4,226,937	32.81
Land development	108,798	0.83	114,452	0.89
Total real estate – commercial mortgage	6,320,120	48.41	6,236,068	48.40
Installment loans to individuals	87,539	0.67	90,014	0.70
Total loans, net of unearned income	$13,055,593	100.00%	$12,885,020	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2025, there were no concentrations of loans exceeding 10% of total loans other than loans disclosed in the table above. Non-owner occupied commercial mortgage term loans was the largest concentration and compromised 32.65% of total loans at March 31, 2025. The following table presents the loan segments, determined by collateral type, within the non-owner occupied commercial mortgage loan category as of March 31, 2025.

	March 31, 2025
	Balance	Average Loan Size	Percentage of Total Loans	Weighted-Average Loan-to-Value	Percentage 30-89 Days Past Due	Percentage Non-performing
Hotels	$402,251	$5,293	3.08%	57%	—%	—%
Self Storage	462,140	3,301	3.54%	55%	0.05%	—%
Multi-Family	1,050,961	3,727	8.05%	53%	—%	—%
Office - Medical	312,706	2,044	2.40%	46%	—%	—%
Office - Non-Medical	312,312	941	2.39%	56%	—%	5.67%
Retail	672,686	1,144	5.15%	55%	—%	0.34%
Senior Housing	233,476	6,867	1.79%	64%	—%	5.15%
Warehouse/Industrial	732,957	2,545	5.61%	54%	—%	—%
Other	82,656	929	0.64%	55%	—%	—%
Total non-owner occupied commercial mortgage term loans	$4,262,145	$2,150	32.65%	54%	—%	0.75%
Bank-owned life insurance
The Company holds bank-owned life insurance policies (“BOLI”) on certain employees. The carrying value of these policies was $337,502 and $391,810 at March 31, 2025 and December 31, 2024, respectively. The Company elected to surrender $56,255 of BOLI with below market yields during the first quarter of 2025. The proceeds were deployed into higher yielding assets.
Deposits
The Company relies on deposits as its primary source of funds. Total deposits were $14,772,095 and $14,572,612 at March 31, 2025 and December 31, 2024, respectively. Noninterest-bearing deposits were $3,541,375 and $3,403,981 at March 31, 2025 and December 31, 2024, respectively, while interest-bearing deposits were $11,230,720 and $11,168,631 at March 31, 2025 and December 31, 2024, respectively.
Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding brokered deposits and time deposits greater than $250,000). Noninterest-bearing deposits represented 23.97% of total deposits at March 31, 2025, as compared to 23.36% of total deposits at December 31, 2024. The slight increase in noninterest-bearing deposits as a percentage of total deposits was driven by the seasonal inflow of public fund deposits. Under certain circumstances, management may elect to acquire non-core deposits (in the form of brokered deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms of the deposits and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin; business factors, described in the following paragraph, may lead us to obtain public deposits. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits were $2,351,241 and

$2,256,461 at March 31, 2025 and December 31, 2024, respectively, and represented 15.92% and 15.48% of total deposits as of March 31, 2025 and December 31, 2024, respectively.
Borrowed Funds
Total borrowings may include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank of Dallas (the “FHLB”), borrowings from the Federal Reserve Discount Window, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically consist of federal funds purchased, securities sold under agreements to repurchase, and short-term FHLB advances. The following table presents our short-term borrowings by type as of the dates presented:

	March 31, 2025	December 31, 2024
Security repurchase agreements	$8,015	$8,018
Short-term borrowings from the FHLB	100,000	100,000
	$108,015	$108,018
Long-term debt typically consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The following table presents our long-term debt by type as of the dates presented:

	March 31, 2025	December 31, 2024
Junior subordinated debentures	$114,150	$113,916
Subordinated notes	319,159	316,698
	$433,309	$430,614
Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits (which has not been the case in recent periods). Advances from the FHLB are collateralized by a blanket lien on the Bank’s loans. The Company had $3,816,162 of availability on unused lines of credit with the FHLB at March 31, 2025, as compared to $4,004,630 at December 31, 2024. The Company also had credit available at the Federal Reserve Discount Window in the amount of $662,630.
The Company has issued subordinated notes, and the Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors, the proceeds of which were used to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired). The proceeds generated by the Company’s subordinated notes and trust preferred securities transactions have been used for general corporate purposes, including providing capital to support the Company’s growth organically or through strategic acquisitions, repaying indebtedness and financing investments and capital expenditures, and for investments in Renasant Bank as regulatory capital. The subordinated notes and trust preferred securities qualify as Tier 2 capital and Tier 1 capital, respectively, under current regulatory guidelines. On account of the completion of the merger with The First on April 1, 2025, the trust preferred securities now qualify as Tier 2 capital.
Results of Operations
Net Income
Net income for the first quarter of 2025 was $41,518 compared to net income of $39,409 for the first quarter of 2024. Basic and diluted earnings per share (“EPS”) for the first quarter of 2025 were $0.65, as compared to basic and diluted EPS of $0.70 for the first quarter of 2024.
From time to time, the Company incurs expenses and charges or recognizes valuation adjustments in connection with certain transactions with respect to which management is unable to accurately predict when these items will be incurred or, when incurred, the amount of such items. The following table presents the impact of these items on reported EPS for the dates presented.

	Three Months Ended
	March 31, 2025			March 31, 2024
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$791	$593	$0.01	$—	$—	$—
Gain on sale of MSR	$—	$—	$—	$3,472	$2,774	$0.05
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 79.03% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the first quarter of 2025. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $134,197 for the three months ended March 31, 2025, as compared to $123,290 for the same period in 2024. On a tax equivalent basis, net interest income was $137,432 for the three months ended March 31, 2025, as compared to $125,850 for the same period in 2024.
The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category on a tax-equivalent basis for the periods presented:

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$12,966,869	$199,504	6.24%	$12,407,976	$194,640	6.30%
Loans held for sale	200,917	3,008	5.99	155,382	2,308	5.94
Securities:
Taxable	1,883,535	10,971	2.33	1,891,817	9,505	2.01
Tax-exempt(1)	259,800	1,443	2.22	270,279	1,505	2.23
Interest-bearing balances with banks	824,743	8,639	4.25	570,336	7,781	5.49
Total interest-earning assets	16,135,864	223,565	5.61	15,295,790	215,739	5.66
Cash and due from banks	181,869			188,503
Intangible assets	1,002,511			1,009,825
Other assets	669,392			708,895
Total assets	$17,989,636			$17,203,013
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$7,835,617	$54,710	2.83%	$6,955,989	$52,500	3.03%
Savings deposits	813,451	711	0.35	860,397	730	0.34
Brokered deposits	—	—	—	445,608	5,987	5.39
Time deposits	2,474,218	23,965	3.93	2,319,420	23,396	4.06
Total interest-bearing deposits	11,123,286	79,386	2.89	10,581,414	82,613	3.13
Borrowed funds	556,734	6,747	4.88	562,398	7,276	5.18
Total interest-bearing liabilities	11,680,020	86,133	2.99	11,143,812	89,889	3.23
Noninterest-bearing deposits	3,408,830			3,518,612
Other liabilities	208,105			226,308
Shareholders’ equity	2,692,681			2,314,281
Total liabilities and shareholders’ equity	$17,989,636			$17,203,013
Net interest income/net interest margin		$137,432	3.45%		$125,850	3.30%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume and mix and pricing decisions. External factors include changes in market interest rates, competition and other factors affecting the banking industry in general, and the shape of the interest rate yield curve. Strong loan growth and the Federal Reserve lowering the federal funds rate by 100 basis points in the second half of 2024 were the largest contributing factors to the increase in net interest income for the three months ended March 31, 2025, as compared to the same period in 2024. The lower interest rates generated a positive impact to both the cost and mix of our funding sources. The Company has continued its efforts to mitigate increases in the cost of funding due to competition, increases in the federal funds rate or otherwise through maintaining noninterest-bearing deposits, and staying disciplined yet competitive in pricing on interest-bearing deposits in the current rate environment.
The following tables set forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three months ended March 31, 2025, as compared to the same period in 2024 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute value of amounts calculated):

	Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
	Volume	Rate	Net
Interest income:
Loans held for investment	$7,046	$(2,182)	$4,864
Loans held for sale	680	20	700
Securities:
Taxable	(41)	1,507	1,466
Tax-exempt	(56)	(6)	(62)
Interest-bearing balances with banks	2,885	(2,027)	858
Total interest-earning assets	10,514	(2,688)	7,826
Interest expense:
Interest-bearing demand deposits	5,960	(3,750)	2,210
Savings deposits	(40)	21	(19)
Brokered deposits	(5,987)	—	(5,987)
Time deposits	1,389	(820)	569
Borrowed funds	(54)	(475)	(529)
Total interest-bearing liabilities	1,268	(5,024)	(3,756)
Change in net interest income	$9,246	$2,336	$11,582

Interest income, on a tax equivalent basis, was $223,565 for the three months ended March 31, 2025, as compared to $215,739 for the same period in 2024. The increase in interest income, on a tax equivalent basis, for the three months ended March 31, 2025, as compared to the same time period in 2024 is due primarily to loan growth.
The following tables present the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Loans held for investment	80.36%	81.12%	6.24%	6.30%
Loans held for sale	1.25	1.02	5.99	5.94
Securities	13.28	14.14	2.32	2.04
Other	5.11	3.72	4.25	5.49
Total earning assets	100.00%	100.00%	5.61%	5.66%

For the first quarter of 2025, interest income on loans held for investment, on a tax equivalent basis, increased $4,864 to $199,504 from $194,640 for the same period in 2024. The year-to-date average balance of loans held for investment increased $558,893 from March 2024, thereby resulting in the increase in interest income on loans held for investment for the three months ended March 31, 2025, as compared to the same period in 2024.
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans held for investment, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended
	March 31,
	2025	2024
Net interest income collected on problem loans	$1,026	$123
Accretable yield recognized on purchased loans	558	800
Total impact to interest income on loans	$1,584	$923

Impact to loan yield	0.05%	0.03%

Impact to net interest margin	0.03%	0.02%
Interest income on loans held for sale (consisting of mortgage loans held for sale) increased $700 to $3,008 for the first quarter of 2025 from $2,308 for the same period in 2024.
Investment income, on a tax equivalent basis, increased $1,404 to $12,414 for the first quarter of 2025 from $11,010 for the first quarter of 2024. The tax equivalent yield on the investment portfolio for the first quarter of 2025 was 2.32%, up 28 basis points from 2.04% for the same period in 2024.
Interest expense was $86,133 for the first quarter of 2025 as compared to $89,889 for the same period in 2024.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Noninterest-bearing demand	22.59%	24.03%	—%	—%
Interest-bearing demand	51.93	47.50	2.83	3.03
Savings	5.39	5.88	0.35	0.34
Brokered deposits	—	3.04	—	5.39
Time deposits	16.40	15.84	3.93	4.06
Short term borrowings	0.72	0.79	0.88	1.20
Subordinated notes	2.21	2.16	5.15	5.83
Other borrowed funds	0.76	0.76	7.88	8.28
Total deposits and borrowed funds	100.00%	100.00%	2.31%	2.46%

Interest expense on deposits was $79,386 and $82,613 for the three months ended March 31, 2025 and 2024, respectively, and the cost of total deposits was 2.22% and 2.35% for the same respective periods. The decrease in both deposit expense and cost is attributable to the Federal Reserve’s rate cuts during the second half of 2024. As liquidity risks abated, the Company also repaid advances and allowed brokered deposits to mature, which lowered our deposit costs. The Company has continued its efforts to maintain non-interest bearing deposits. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on brokered deposits or wholesale borrowings when advantageous or otherwise deemed advisable due to market conditions.
Interest expense on total borrowings was $6,747 and $7,276 for the three months ended March 31, 2025 and 2024, respectively. The decrease in interest expense on borrowings is a result of the Federal Reserve’s rate cuts during the second half of 2024.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended March 31,
2025	2024
0.82%	0.97%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our wealth management and mortgage banking operations, realized gains and losses on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify revenue sources. Noninterest income was $36,468 for the first quarter of 2025 as compared to $41,381 for the same period in 2024. The decrease over the three month period is primarily due to the sale of our insurance agency business on July 1, 2024. Noninterest income for the first quarter of 2024 included income earned on insurance products in the amount of $2,716, while the Company did not earn any such income in the first quarter of 2025.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees (which encompasses traditional overdraft fees as well as non-sufficient funds fees). Service charges on deposit accounts were $10,364 and $10,506 for the first quarter of 2025 and 2024, respectively. Overdraft fees, the largest component of service charges on deposits, were $5,140 for the three months ended March 31, 2025, as compared to $5,256 for the same period in 2024.
Fees and commissions were $3,860 during the first quarter of 2025 as compared to $3,949 for the same period in 2024. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions, and lending services, such as collateral management fees and unused commitment fees. For the first quarter of 2025, interchange fees were $2,013 as compared to $2,130 for the same period in 2024.
Our Wealth Management segment has two divisions: Trust and Financial Services. The Trust division operates on a custodial basis, which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $7,067 for the first quarter of 2025 compared to $5,669 for the same period in 2024. The market value of assets under management or administration was $6,469,093 and $5,386,011 at March 31, 2025 and March 31, 2024, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Interest rate lock commitments and originations of mortgage loans to be sold totaled $632,125 and $303,158, respectively, in the first quarter of 2025 compared to $444,297 and $260,424, respectively for the same period in 2024. The increase in interest rate lock commitments for the three months ended March 31, 2025 as compared to the same period in 2024 was due to the slight decrease in mortgage interest rates during the first quarter of 2025 as compared to the same period in 2024. The high rates in 2024 significantly dampened demand for mortgages nationwide. In the first quarter of 2024, the Company sold a portion of its mortgage servicing rights portfolio with a carrying value of $19,539 for a pre-tax gain of $3,472. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended March 31,
	2025	2024
Gain on sales of loans, net (1)	$4,500	$4,535
Fees, net	2,317	1,854
Mortgage servicing income, net(2)	1,330	4,981
Mortgage banking income, net	$8,147	$11,370
(1) Gain on sales of loans, net includes pipeline fair value adjustments
(2) Mortgage servicing income, net includes gain on sale of MSR
BOLI income is derived from changes in the cash surrender value of the bank-owned life insurance policies and proceeds received upon the death of covered individuals. BOLI income was $2,929 for the three months ended March 31, 2025 as compared to $2,691 for the same period in 2024.

Other noninterest income was $4,101 and $4,424 for the three months ended March 31, 2025 and 2024, respectively. Other noninterest income includes income from our SBA banking division, our capital markets division and other miscellaneous income and can fluctuate based on production in our SBA banking and capital markets divisions and recognition of other seasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended March 31,
2025	2024
2.57%	2.64%
Noninterest expense was $113,949 and $112,912 for the first quarter of 2025 and 2024, respectively. The increase is primarily due to $791 in expenses relating to the proposed merger with The First.
Salaries and employee benefits increased $487 to $71,957 for the first quarter of 2025 as compared to $71,470 for the same period in 2024. The change in salaries and employee benefits is primarily due to annual merit increases implemented in April 2024 and increased mortgage commissions, driven by increased mortgage production, offset by salary and employee benefit savings following the sale of our insurance agency in July 2024.
Data processing costs were $4,089 in the first quarter of 2025 as compared to $3,807 for the same period in 2024. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense for the first quarter of 2025 was $11,754, as compared to $11,389 for the same period in 2024.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and other governmental regulations. Professional fees were $2,884 for the first quarter of 2025 as compared to $3,348 for the same period in 2024.
Advertising and public relations expense was $4,297 for the first quarter of 2025 as compared to $4,886 for the same period in 2024. During the three months ended March 31, 2025 and 2024, the Company contributed approximately $925 and $1,055, respectively, to charitable organizations throughout Mississippi and Georgia, which contributions are included in our advertising and public relations expense, for which it received a dollar-for-dollar tax credit.
Amortization of intangible assets totaled $1,080 and $1,212 for the first quarter of 2025 and 2024. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 1 year to 6 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $2,033 for the first quarter of 2025 as compared to $2,024 for the same period in 2024.
Other noninterest expense includes business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $14,379 for the three months ended March 31, 2025 as compared to $14,669 for the same period in 2024.
Efficiency Ratio

	Three Months Ended March 31,
	2025	2024
Efficiency ratio	65.53%	67.52%

The efficiency ratio is a measure of productivity in the banking industry. (This ratio is a measure of our ability to turn expenses into revenue. That is, the ratio is designed to reflect the percentage of one dollar that we must expend to generate a dollar of revenue.) The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The improvement in our efficiency ratio for the three months ended March 31, 2025 as compared to the same period in 2024 was driven by the increase in our net interest income and is a reflection of our commitment to aggressively manage our costs within the framework of our business model. Our goal is to improve the efficiency ratio over time from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.
Income Taxes
Income tax expense for the first quarter of 2025 and 2024 was $10,448 and $9,912, respectively. The increase in income tax expense is primarily due to the increase in pre-tax income, partially offset by an increase in the generation of certain federal tax credits.

Risk Management
The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit risk and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”
Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments
Management of Credit Risk – Roles and Responsibilities. Inherent in any lending activity is credit risk related to asset quality deterioration and its impact on capital should a borrower default. Credit risk is monitored and managed on an ongoing basis using a cross-functional and multi-layered approach that includes the Company’s loan production, credit administration (including appraisal review), and internal loan review functions. The Board of Directors, and specifically its Credit Review Committee, provide oversight and governance of the Company’s credit risk management process.
The first line of defense against credit risk is embedded within our lending function. An integral part of a lending officer’s responsibilities is to assess credit risk at the inception of the lending relationship, monitor ongoing risk over the life of the loan, and report any changes in asset quality or other components of credit risk to the appropriate parties within the Company. The Company’s policies and procedures governing our lending function provide guidelines for assigning lending limits based on a lending officer’s knowledge and experience. These lending limits are monitored on an ongoing basis for appropriateness based on evaluations of the credit quality and compliance with the approved terms of the loan agreements within such lending officer’s loan portfolio. Based on the Company’s risk appetite and procedures for the management of loan concentrations (by geography, collateral type and other criteria), a lending officer may be subject to additional levels of approval for new loan originations, so that more technical expertise and greater oversight are allocated to such portfolio.
The Company’s credit administration function is considered the second line of defense against credit risk. Oversight of the Company’s lending operations (including adherence to our policies and procedures governing the loan underwriting and monitoring process), ongoing credit quality monitoring and loss mitigation are the primary focus areas of credit administration. This includes monitoring the loan portfolio to ensure it is properly underwritten, evaluating credit quality metrics to identify indicators of potential loss and assigning risk rating grades which appropriately reflect the potential risk of loss.
The Company’s central appraisal review department, which operates within credit administration, engages, reviews and approves third-party appraisals obtained by the Company on real estate collateral in accordance with banking regulations. This department is managed by a State Certified General Real Estate Appraiser and employs other trained appraisers and evaluators.
The internal loan review function is considered the third line of defense and operates independently of credit administration to monitor the Company’s lending practices and loan quality. Loan review personnel evaluate and, if necessary, adjust the risk rating grades assigned to loans through periodic examination, focusing their review on commercial and real estate loans, and the consumer loan portfolio.
Finally, the Company’s internal audit department provides oversight of all of the above functions. Internal audit staff reviews, among other things, whether these units are operating in adherence to their respective policies, processes and procedures. The internal audit department reports independently to the Board’s Audit Committee.
Management of Credit Risk – Risk Measurement Practices. For commercial and commercial real estate secured loans, internal risk-rating grades are assigned based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Risk rating grades are evaluated on an ongoing basis over the life of the loan. The Company maintains an internal risk rating scale that aligns with regulatory risk classifications. For more information about the Company’s risk rating grades, see the information under the heading “Credit Quality” in Note 3, “Loans,” in the Notes to Consolidated Financial Statements in Item 1, Financial Statements and Supplementary Data, in this report.
In response to changes in the economic, geopolitical, or operating environments impacting the Company’s loan portfolio, the Company may implement additional or enhanced risk management practices. The Company adjusts its processes to the current environment and evaluates the sensitivity of industry sectors, loan types and underlying collateral to changes in macroeconomic factors. Such factors include, but are not limited to, changes in interest rates, inflation on goods, labor costs, and supply chain disruptions. When such factors indicate that a heightened level of credit risk may impact our portfolio, risk management procedures are expanded to include enhanced oversight of past due loans, documented plans for resolving problem loans, enhanced exception monitoring as well as targeted reviews of loans within certain risk classifications. The Company uses information from these risk measurement processes to formulate its credit risk appetite statement, which is used to manage production activity and concentrations within the portfolio, whether by collateral type, industry, geography, relationship size or others factors, such that the Company’s loan mix is consistent with its risk tolerance and does not expose the Company to undue risk. For more information about the Company’s evaluation of loan concentrations, see the information under the heading “Loans” in the Financial Condition section above.
Management of Credit Risk – Loss Identification. Loans that are past due or not in compliance with financial or performance covenants, or that are otherwise adversely rated are subject to enhanced scrutiny and monitoring through a variety of processes within our special assets department, which is a division of credit administration. Results and findings are reported to management’s problem asset resolution Committee and the Board of Directors Credit Review Committee. When the ultimate collectability of a loan’s principal becomes doubtful, the loan is placed on nonaccrual.
The Company’s practice is to charge off estimated losses as soon as such loss is identified and reasonably quantified. If the value of the collateral after consideration of disposition costs is less than the loan balance, a charge off is recorded to reduce the allowance for credit losses on loans. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans. The Company generated net recoveries in the first quarter of 2025 of $125, compared to net charge-offs of $164, or 0.01% of average loans (annualized), for the same period in 2024. All charge-offs were fully reserved for in the Company’s allowance for credit losses. After collection efforts have been exhausted or a settlement agreement is reached with the borrower, underlying collateral is liquidated.
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

The following table presents the allocation of the allowance for credit losses on loans by loan category and the percentage of loans in each category to total loans as of the dates presented:

	March 31, 2025		December 31, 2024		March 31, 2024
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$38,441	14.47%	$38,527	14.64%	$45,921	14.95%
Lease financing	3,644	0.65	3,368	0.70	2,554	0.86
Real estate – construction	16,561	8.36	15,126	8.49	17,317	9.95
Real estate – 1-4 family mortgage	50,711	27.44	47,761	27.07	47,566	27.43
Real estate – commercial mortgage	88,080	48.41	90,204	48.40	78,725	46.03
Installment loans to individuals	6,494	0.67	6,770	0.70	8,969	0.78
Total	$203,931	100.00%	$201,756	100.00%	$201,052	100.00%

The provision for credit losses on loans charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a provision for credit losses on loans of $2,050 in the first quarter of 2025, as compared to $2,638 in the first quarter of 2024. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. Loan growth as well as changes in credit metrics that influenced our expectations of future credit losses, considered in the context of the existing balance of the allowance for credit losses, resulted in the Company’s model indicating that the aforementioned provision for credit losses on loans was appropriate during the first quarter of 2025.
The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended
	March 31,
	2025	2024
Balance at beginning of period	$201,756	$198,578
Charge-offs
Commercial, financial, agricultural	94	349
Real estate – 1-4 family mortgage	309	82
Real estate – commercial mortgage	461	—
Installment loans to individuals	265	479
Total charge-offs	1,129	910
Recoveries
Commercial, financial, agricultural	958	346
Lease financing	9	8
Real estate – 1-4 family mortgage	33	48
Real estate – commercial mortgage	6	6
Installment loans to individuals	248	338
Total recoveries	1,254	746
Net (recoveries) charge-offs	(125)	164
Provision for credit losses on loans	2,050	2,638
Balance at end of period	$203,931	$201,052
Net charge-offs (annualized) to average loans	—%	0.01%
Net charge-offs to allowance for credit losses on loans	(0.06)%	0.08%
Allowance for credit losses on loans to:
Total loans	1.56%	1.61%
Nonperforming loans	206.55%	270.87%
Nonaccrual loans	206.75%	272.52%

The table below reflects annualized net charge-offs (recoveries) to daily average loans outstanding, by loan category, during the periods presented:

	Three Months Ended
	March 31, 2025			March 31, 2024
	Net Charge-offs (Recoveries)	Average Loans	Annualized Net Charge-offs (Recoveries) to Average Loans	Net Charge-offs (Recoveries)	Average Loans	Annualized Net Charge-offs (Recoveries) to Average Loans
Commercial, financial, agricultural	$(864)	$1,896,477	(0.18)%	$3	$1,864,444	—%
Lease financing	(9)	88,038	(0.04)%	(8)	107,255	(0.03)%
Real estate – construction	—	1,134,477	—%	—	1,332,341	—%
Real estate – 1-4 family mortgage	276	3,513,760	0.03%	34	3,423,951	—%
Real estate – commercial mortgage	455	6,246,601	0.03%	(6)	5,580,170	—%
Installment loans to individuals	17	87,516	0.08%	141	99,815	0.57%
Total	$(125)	$12,966,869	—%	$164	$12,407,976	0.01%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended
	March 31,
	2025	2024
Real estate – 1-4 family mortgage:
Primary	238	(8)
Home equity	60	1
Rental/investment	(23)	41
Land development	—	—
Total real estate – 1-4 family mortgage	275	34
Real estate – commercial mortgage:
Owner-occupied	457	(4)
Non-owner occupied	(2)	(3)
Land development	—	—
Total real estate – commercial mortgage	455	(7)
Total net charge-offs (recoveries) of loans secured by real estate	$730	$27

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

Three Months Ended March 31,	2025	2024
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$14,943	$16,918
Provision for (recovery of) credit losses on unfunded loan commitments	2,700	(200)
Ending balance	$17,643	$16,718
The increase in the provision for credit losses on unfunded commitments during the first quarter of 2025, as compared to the first quarter of 2024 was largely driven by an increase in real estate construction commitments.
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
The following table provides details of the Company’s nonperforming assets as of the dates presented.

	March 31, 2025	December 31, 2024
Nonaccruing loans	$98,638	$110,811
Accruing loans past due 90 days or more	95	2,464
Total nonperforming loans	98,733	113,275
Other real estate owned	8,654	8,673
Total nonperforming assets	$107,387	$121,948
Nonperforming loans to total loans	0.76%	0.88%
Nonaccruing loans to total loans	0.76%	0.88%
Nonperforming assets to total assets	0.59%	0.68%

The following table presents nonperforming loans by loan category as of the dates presented:

	March 31, 2025	December 31, 2024	March 31, 2024
Commercial, financial, agricultural	$1,879	$2,000	$6,588
Lease financing	3,972	4,083	—
Real estate – construction:
Residential	3,216	1,223	—
Commercial	—	16	—
Total real estate – construction	3,216	1,239	—
Real estate – 1-4 family mortgage:
Primary	40,369	55,037	50,133
Home equity	1,433	3,404	2,907
Rental/investment	477	388	2,171
Land development	44	1,760	177
Total real estate – 1-4 family mortgage	42,323	60,589	55,388
Real estate – commercial mortgage:
Owner-occupied	12,126	12,679	2,169
Non-owner occupied	32,026	29,280	9,481
Land development	3,062	3,291	195
Total real estate – commercial mortgage	47,214	45,250	11,845
Installment loans to individuals	129	114	404
Total nonperforming loans	$98,733	$113,275	$74,225

Total nonperforming loans as a percentage of total loans were 0.76% as of March 31, 2025 as compared to 0.88% and 0.59% as of December 31, 2024 and March 31, 2024, respectively. The Company’s coverage ratio, or its allowance for credit losses on loans as a percentage of nonperforming loans, was 206.55% as of March 31, 2025 as compared to 178.11% as of December 31, 2024 and 270.87% as of March 31, 2024.
Management has evaluated loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at March 31, 2025. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due but still accruing interest were $40,188, or 0.31% of total loans, at March 31, 2025 as compared to $39,842, or 0.31% of total loans, at December 31, 2024 and $59,632, or 0.48% of total loans, at March 31, 2024.
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (including an extension of the amortization period), or a term extension, but excluding covenant waivers and modification of contingent acceleration clauses, are required to be disclosed in accordance with ASU 2022-02, “Financial Instruments - Credit Losses (Topic326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). All modifications for the three months ended March 31, 2025 and 2024 and which met the disclosure criteria in ASU 2022-02 were performing in accordance with their modified terms at March 31, 2025 and 2024, respectively. The total amortized cost basis of loans that were experiencing financial difficulty, modified during the three months ended March 31, 2025 and 2024, were $2,163 and $10,693, respectively. There were no unused commitments at March 31, 2025, and unused commitments were $85 at March 31, 2024. Upon the Company’s determination that a modified loan has subsequently become uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted accordingly. For more information about loan modifications made to borrowers experiencing financial difficulty, see the information under the heading “Certain Modifications to Borrowers Experiencing Financial Difficulty” in Note 3, “Loans,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.
The following table provides details of the Company’s other real estate owned, net of valuation allowance and direct write-downs, as of the dates presented:

	March 31, 2025	December 31, 2024	March 31, 2024
Residential real estate	$3,160	$2,966	$1,244
Commercial real estate	5,468	5,681	7,872
Residential land development	19	19	19
Commercial land development	7	7	7
Total other real estate owned	$8,654	$8,673	$9,142

Changes in the Company’s other real estate owned were as follows:

	2025	2024
Balance at January 1	$8,673	$9,622
Transfers of loans	1,296	195
Impairments	(564)	(28)
Dispositions	(744)	(119)
Other	(7)	(528)
Balance at September 30	$8,654	$9,142

Other real estate owned with a cost basis of $744 was sold during the three months ended March 31, 2025, resulting in a net gain of $2, while other real estate owned with a cost basis of $119 was sold during the three months ended March 31, 2024, resulting in a net gain of $13.
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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing April 1, 2025, in each case as compared to the result under rates present in the market on March 31, 2025. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not account for changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+100	2.55%	2.72%	4.48%
-100	(3.49)%	(3.77)%	(5.49)%
-200	(8.01)%	(6.99)%	(10.80)%

The rate shock results for the net interest income simulations for the next 24 months produce an asset sensitive position at March 31, 2025. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
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
Core deposits, which are deposits excluding brokered deposits and time deposits greater than $250,000, are the major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. We may also access the brokered deposit market where rates are favorable to other sources of liquidity (especially in light of collateral requirements for certain borrowings) and core deposits are not sufficient for meeting our current and anticipated short- or long-term liquidity needs. We did not hold any brokered deposits at March 31, 2025 or December 31, 2024. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the ALCO.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months and excluding the impact of securities acquired from The First, the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 11.38% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types, short-term borrowings and derivative instruments. At March 31, 2025, securities with a carrying value of $888,004 were pledged to secure government, public fund and trust deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $843,870 similarly pledged at December 31, 2024.
Other sources available for meeting liquidity needs include federal funds purchased, short-term and long-term advances from the FHLB and borrowings from the Federal Reserve Discount Window. Interest is charged at the prevailing market rate on federal funds purchased, FHLB advances and borrowings from the Federal Reserve Discount Window. There were $100,000 in short-term borrowings from the FHLB at March 31, 2025 and December 31, 2024. Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding long-term advances with the FHLB at March 31, 2025 or December 31, 2024. The total amount of the remaining credit available to us from the FHLB at March 31, 2025 was $3,816,162. The credit available at the Federal Reserve Discount Window at March 31, 2025 was $662,630 with no borrowings outstanding as of such date. We also maintain lines of credit with other commercial banks totaling $150,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at March 31, 2025 or December 31, 2024.
Finally, we can access the capital markets to meet liquidity needs. The Company maintains a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which was effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depositary shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company’s banking and wealth management operations as well as other business opportunities. Our common stock offering completed in July 2024 reflects our access of the capital markets as described in this paragraph. In addition, in previous years, we have accessed the capital markets to generate liquidity in the form of subordinated notes. We have also assumed subordinated notes as part of acquisitions. The carrying value of subordinated notes, net of unamortized debt issuance costs, was $319,159 at March 31, 2025.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Noninterest-bearing demand	22.59%	24.03%	—%	—%
Interest-bearing demand	51.93	47.50	2.83	3.03
Savings	5.39	5.88	0.35	0.34
Brokered deposits	—	3.04	—	5.39
Time deposits	16.40	15.84	3.93	4.06
Short-term borrowings	0.72	0.79	0.88	1.20
Subordinated notes	2.21	2.16	5.15	5.83
Other borrowed funds	0.76	0.76	7.88	8.28
Total deposits and borrowed funds	100.00%	100.00%	2.31%	2.46%

The estimated amount of uninsured and uncollateralized deposits at March 31, 2025 was $4,676,719. Collateralized public funds over FDIC insurance limits were $1,941,187 at March 31, 2025.
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
Cash and cash equivalents were $1,091,339 at March 31, 2025, as compared to $844,400 at March 31, 2024. The increase is largely driven by growth in deposits and proceeds from the common stock offering in July 2024 offset to some degree by the payoff of certain short-term borrowings.
Cash used in investing activities for the three months ended March 31, 2025 was $292,055, as compared to cash provided by investing activities of $29,968 for the three months ended March 31, 2024. Proceeds from the sale, maturity or call of securities within our investment portfolio were $56,789 for the three months ended March 31, 2025, as compared to $223,492 for the same period in 2024. No securities were sold during the first quarter of 2025. A portion of the securities portfolio was sold during the first quarter of 2024, resulting in proceeds of $177,185 of which a portion were used to purchase higher yielding securities, while the remainder was used to fund loan growth. Purchases of investment securities were $175,815 during the first three months of 2025 and $46,975 for the same period in 2024.

Cash provided by financing activities for the three months ended March 31, 2025 was $185,210, as compared to cash used in financing activities of $51,976 for the same period in 2024. Deposits increased $199,483 and $160,378 for the three months ended March 31, 2025 and 2024, respectively.
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
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2025, the maximum amount available for transfer from the Bank to the Company in the form of loans was $203,836. The Company maintains a $3,000 line of credit collateralized by cash with the Bank. There were no amounts outstanding under this line of credit at March 31, 2025.
These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the three months ended March 31, 2025, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	March 31, 2025	December 31, 2024
Loan commitments	$3,315,189	$2,856,308
Standby letters of credit	89,282	90,267

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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, collars, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2025, the Company had notional amounts of $910,697 on interest rate contracts with corporate customers and $911,021 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.

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

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $2,727,105 at March 31, 2025 compared to $2,678,318 at December 31, 2024. Book value per share was $42.79 and $42.13 at March 31, 2025 and December 31, 2024, respectively. The growth in shareholders’ equity was attributable to current period earnings and declines in accumulated other comprehensive loss, offset by dividends declared.
In October 2024, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $100,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The program will remain in effect through October 2025 or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. The Company did not repurchase any of its common stock in the first quarter of 2025.
The Company has junior subordinated debentures with a carrying value of $114,150 at March 31, 2025, of which $110,559 was included in the Company’s Tier 1 capital as of such date. In light of the Company’s completion of its merger with The First on April 1, 2025, all of the Company’s junior subordinated debentures are now included in Tier 2 capital, as required under Federal Reserve guidelines.
The Company has subordinated notes with a par value of $336,400 at March 31, 2025, of which $334,290 is included in the Company’s Tier 2 capital.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital, risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,837,789	12.59%	$948,907	6.50%	$1,021,900	7.00%
Tier 1 risk-based capital ratio	1,948,348	13.35	1,167,885	8.00	1,240,878	8.50
Total risk-based capital ratio	2,465,568	16.89	1,459,857	10.00	1,532,850	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,948,348	11.39	855,314	5.00	684,251	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,855,377	12.71%	$949,201	6.50%	$1,022,216	7.00%
Tier 1 risk-based capital ratio	1,855,377	12.71	1,168,247	8.00	1,241,262	8.50
Total risk-based capital ratio	2,038,363	13.96	1,460,309	10.00	1,533,324	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,855,377	10.85	854,627	5.00	683,702	4.00

December 31, 2024
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,825,197	12.73%	$932,162	6.50%	$1,003,867	7.00%
Tier 1 risk-based capital ratio	1,935,522	13.50	1,147,276	8.00	1,218,981	8.50
Total risk-based capital ratio	2,449,129	17.08	1,434,095	10.00	1,505,800	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,935,522	11.34	853,556	5.00	682,845	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,843,123	12.85%	$932,552	6.50%	$1,004,287	7.00%
Tier 1 risk-based capital ratio	1,843,123	12.85	1,147,756	8.00	1,219,491	8.50
Total risk-based capital ratio	2,022,737	14.10	1,434,695	10.00	1,506,430	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,843,123	10.80	852,933	5.00	682,346	4.00
The Company elected to take advantage of transitional relief offered by the Federal Reserve and FDIC to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transitional period to phase out the capital benefit provided by the two-year delay. The three-year transitional period began on January 1, 2022; the impact of CECL is reflected in our capital ratios as of March 31, 2025.
For more information regarding the capital adequacy guidelines applicable to the Company and Renasant Bank, please refer to Note 13, “Regulatory Matters,” in the Notes to the Consolidated Financial Statements of the Company in Item 1, Financial Statements.

Critical Accounting Estimates
We have identified certain accounting estimates that involve significant judgment and estimates which can have a material impact on our financial condition or results of operations. Our accounting policies are more fully described in Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 26, 2025. Actual amounts and values as of the balance sheet dates may be materially different from the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.
The critical accounting estimates that we believe to be the most critical in preparing our consolidated financial statements relate to the allowance for credit losses and acquisition accounting, which are described under “Critical Accounting Policies and Estimates” in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2024. Since December 31, 2024, there have been no material changes in these critical accounting estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2024. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 26, 2025.

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

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS

When evaluating the risk of an investment in the Company’s common stock, potential investors should carefully consider the risk factors appearing in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

During the three month period ended March 31, 2025, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number or Approximate Dollar Value of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)(3)
January 1, 2025 to January 31, 2025	37,326	$35.75	—	$100,000
February 1, 2025 to February 28, 2025	—	—	—	100,000
March 1, 2025 to March 31, 2025	52,334	36.20	—	100,000
Total	89,660	$36.01	—
(1)All shares in this column represent shares of Renasant Corporation stock withheld to satisfy the federal and state tax liabilities related to the vesting of performance- and time-based restricted stock awards.
(2)The Company announced a $100.0 million stock repurchase program in October 2024 under which the Company is authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. This plan will remain in effect through October 2025 or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. No shares were repurchased during the first quarter of 2025 under this plan.
(3)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 5. OTHER INFORMATION

Trading Plans
During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

Item 6. EXHIBITS

Exhibit Number	Description

2(i)	Agreement and Plan of Merger by and between Renasant Corporation and The First Bancshares, Inc.(1)

(3)(i)	Articles of Incorporation of Renasant Corporation, as amended (2)

(3)(ii)	Articles of Amendment to the Articles of Incorporation of Renasant Corporation(3)

(3)(iii)	Articles of Amendment to the Articles of Incorporation of Renasant Corporation(4)

(3)(iv)	Amended and Restated Bylaws of Renasant Corporation (5)

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (Unaudited).

(104)	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

(1)Filed as exhibit 2(i) to the Form 8-K of the Company filed with the Securities and Exchange Commission (the “Commission”) on July 29, 2024, and incorporated herein by reference. The disclosure schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Commission upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended for any document so furnished.
(2)Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Commission on May 10, 2016, and incorporated herein by reference.
(3)Filed as exhibit 3(i) to the Form 8-K the Company filed with the Commission on April 25, 2024, and incorporated herein by reference.
(4)Filed as Appendix B-1 and Appendix B-2 to the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, filed with the Commission on March 12, 2025, and incorporated herein by reference.
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

RENASANT CORPORATION
(Registrant)

Date:	May 8, 2025	/s/ Kevin D. Chapman
Kevin D. Chapman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2025	/s/ James C. Mabry IV
James C. Mabry IV
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)