Form 10-Q
period 2025-06-30
RENASANT CORP
filed 2025-08-06
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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

As of July 31, 2025, 95,019,326 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$351,941	$198,408
Interest-bearing balances with banks	1,026,671	893,624
Cash and cash equivalents	1,378,612	1,092,032
Securities held to maturity (fair value of $984,359 and $1,002,544, respectively)	1,076,817	1,126,112
Securities available for sale, at fair value	2,471,487	831,013
Loans held for sale, at fair value	356,791	246,171
Loans held for investment, net of unearned income	18,563,447	12,885,020
Allowance for credit losses on loans	(290,770)	(201,756)
Loans, net	18,272,677	12,683,264
Premises and equipment, net	465,100	279,796
Other real estate owned, net	11,750	8,673
Goodwill	1,419,782	988,898
Other intangible assets, net	163,751	14,105
Bank-owned life insurance	486,613	391,810
Mortgage servicing rights	64,539	72,991
Other assets	457,056	300,003
Total assets	$26,624,975	$18,034,868
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$5,356,153	$3,403,981
Interest-bearing	16,226,484	11,168,631
Total deposits	21,582,637	14,572,612
Short-term borrowings	405,349	108,018
Long-term debt	556,976	430,614
Other liabilities	301,159	245,306
Total liabilities	22,846,121	15,356,550
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 250,000,000 and 150,000,000 shares authorized, respectively; 97,722,397 and 66,484,225 shares issued, respectively; 95,019,311 and 63,565,690 shares outstanding, respectively	488,612	332,421
Treasury stock, at cost – 2,703,086 and 2,918,535 shares, respectively	(90,248)	(97,196)
Additional paid-in capital	2,393,566	1,491,847
Retained earnings	1,100,965	1,093,854
Accumulated other comprehensive loss, net of taxes	(114,041)	(142,608)
Total shareholders’ equity	3,778,854	2,678,318
Total liabilities and shareholders’ equity	$26,624,975	$18,034,868
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income
Loans	$306,433	$201,927	$506,007	$396,625
Securities
Taxable	24,918	9,258	35,887	18,763
Tax-exempt	3,490	1,152	4,638	2,347
Other	9,057	7,874	17,696	15,655
Total interest income	343,898	220,211	564,228	433,390
Interest expense
Deposits	111,921	87,621	191,307	170,234
Borrowings	13,118	7,564	19,865	14,840
Total interest expense	125,039	95,185	211,172	185,074
Net interest income	218,859	125,026	353,056	248,316
Provision for credit losses on loans	75,400	4,300	77,450	6,938
Provision for (recovery of) credit losses on unfunded commitments	5,922	(1,000)	8,622	(1,200)
Provision for credit losses	81,322	3,300	86,072	5,738
Net interest income after provision for credit losses	137,537	121,726	266,984	242,578
Noninterest income
Service charges on deposit accounts	13,618	10,286	23,982	20,792
Fees and commissions	6,650	3,944	10,437	7,893
Insurance commissions	—	2,758	—	5,474
Wealth management revenue	7,345	5,684	14,412	11,353
Mortgage banking income	11,263	9,698	19,410	21,068
Gain on debt extinguishment	—	—	—	56
BOLI income	3,383	2,701	6,312	5,392
Other	6,075	3,691	10,176	8,115
Total noninterest income	48,334	38,762	84,729	80,143
Noninterest expense
Salaries and employee benefits	99,542	70,731	171,499	142,201
Data processing	5,438	3,945	9,527	7,752
Net occupancy and equipment	17,359	11,844	29,113	23,233
Other real estate owned	157	105	842	212
Professional fees	4,223	3,195	7,107	6,543
Advertising and public relations	4,490	3,807	8,787	8,693
Intangible amortization	8,884	1,186	9,964	2,398
Communications	3,184	2,112	5,217	4,136
Merger and conversion related expenses	20,479	—	21,270	—
Other	19,448	15,051	33,754	29,720
Total noninterest expense	183,204	111,976	297,080	224,888
Income before income taxes	2,667	48,512	54,633	97,833
Income taxes	1,649	9,666	12,097	19,578
Net income	$1,018	$38,846	$42,536	$78,255
Basic earnings per share	$0.01	$0.69	$0.54	$1.39
Diluted earnings per share	$0.01	$0.69	$0.53	$1.38
Cash dividends per common share	$0.22	$0.22	$0.44	$0.44
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$1,018	$38,846	$42,536	$78,255
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains (losses) on securities	6,758	468	26,728	(4,166)
Amortization of unrealized holding losses on securities transferred to the held to maturity category	2,113	2,421	4,378	4,859
Total securities available for sale	8,871	2,889	31,106	693
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,365)	(141)	(2,687)	(711)
Total derivative instruments	(1,365)	(141)	(2,687)	(711)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	74	79	148	158
Total defined benefit pension and post-retirement benefit plans	74	79	148	158
Other comprehensive income, net of tax	7,580	2,827	28,567	140
Comprehensive income	$8,598	$41,673	$71,103	$78,395

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended June 30, 2025	Shares	Amount
Balance at January 1, 2025	63,565,690	$332,421	$(97,196)	$1,491,847	$1,093,854	$(142,608)	$2,678,318
Net income	—	—	—	—	41,518	—	41,518
Other comprehensive income	—	—	—	—	—	20,987	20,987
Comprehensive income							62,505
Cash dividends ($0.22 per share)	—	—	—	—	(14,270)	—	(14,270)
Issuance of common stock for stock-based compensation awards	173,777	—	5,550	(8,778)	—	—	(3,228)
Stock-based compensation expense	—	—	—	3,780	—	—	3,780
Balance at March 31, 2025	63,739,467	$332,421	$(91,646)	$1,486,849	$1,121,102	$(121,621)	$2,727,105
Net income	—	$—	$—	$—	$1,018	$—	$1,018
Other comprehensive income	—	—	—	—	—	7,580	7,580
Comprehensive income							8,598
Cash dividends ($0.22 per share)	—	—	—	—	(21,155)	—	(21,155)
Common stock issued in connection with an acquisition	31,238,172	156,191	—	903,720	—	—	1,059,911
Issuance of common stock for stock-based compensation awards	41,672	—	1,398	(1,307)	—	—	91
Stock-based compensation expense	—	—	—	4,304	—	—	4,304
Balance at June 30, 2025	95,019,311	$488,612	$(90,248)	$2,393,566	$1,100,965	$(114,041)	$3,778,854

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended June 30, 2024	Shares	Amount
Balance at January 1, 2024	56,142,207	$296,483	$(105,249)	$1,308,281	$952,124	$(154,256)	$2,297,383
Net income	—	—	—	—	39,409	—	39,409
Other comprehensive loss	—	—	—	—	—	(2,687)	(2,687)
Comprehensive income							36,722
Cash dividends ($0.22 per share)	—	—	—	—	(12,653)	—	(12,653)
Issuance of common stock for stock-based compensation awards	162,653	—	5,566	(8,660)	—	—	(3,094)
Stock-based compensation expense	—	—	—	3,992	—	—	3,992
Balance at March 31, 2024	56,304,860	$296,483	$(99,683)	$1,303,613	$978,880	$(156,943)	$2,322,350
Net income	—	$—	$—	$—	$38,846	$—	$38,846
Other comprehensive income	—	—	—	—	—	2,827	2,827
Comprehensive income							41,673
Cash dividends ($0.22 per share)	—	—	—	—	(12,640)	—	(12,640)
Issuance of common stock for stock-based compensation awards	63,064	—	2,149	(2,205)	—	—	(56)
Stock-based compensation expense	—	—	—	3,374	—	—	3,374
Balance at June 30, 2024	56,367,924	$296,483	$(97,534)	$1,304,782	$1,005,086	$(154,116)	$2,354,701

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$42,536	$78,255
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	86,072	5,738
Depreciation, amortization and accretion	11,789	16,027
Deferred income tax (benefit) expense	(608)	1,142
Proceeds from sale of MSR	9,353	23,011
Gain on sale of MSR	(1,467)	(3,472)
Funding of mortgage loans held for sale	(794,785)	(641,131)
Proceeds from sales of mortgage loans held for sale	698,716	561,475
Gains on sales of mortgage loans held for sale	(9,816)	(9,734)
Debt prepayment benefit	—	(56)
(Gains) losses on sales of premises and equipment	(347)	52
Stock-based compensation expense	8,084	7,366
Decrease (increase) in other assets	4,335	(6,802)
Decrease in other liabilities	(25,001)	(15,891)
Net cash provided by operating activities	28,861	15,980
Investing activities
Purchases of securities available for sale	(946,095)	(52,679)
Proceeds from sales of securities available for sale	686,485	177,185
Proceeds from call/maturities of securities available for sale	113,025	42,713
Proceeds from call/maturities of securities held to maturity	52,352	50,372
Net increase in loans	(480,005)	(258,608)
Purchases of premises and equipment	(14,996)	(6,774)
Proceeds from sales of premises and equipment	1,346	289
Proceeds from surrender of bank-owned life insurance	56,255	—
Net change in FHLB stock	(5,683)	2,665
Proceeds from sales of other assets	11,778	1,167
Net cash received in acquisition of businesses	261,483	—
Other, net	1,882	191
Net cash used in investing activities	(262,173)	(43,479)
Financing activities
Net increase (decrease) in noninterest-bearing deposits	164,306	(44,222)
Net increase in interest-bearing deposits	391,930	222,650
Net decrease in short-term borrowings	(919)	(74,836)
Repayment of long-term debt	—	(245)
Cash paid for dividends	(35,425)	(25,293)
Net cash provided by financing activities	519,892	78,054
Net increase in cash and cash equivalents	286,580	50,555
Cash and cash equivalents at beginning of period	1,092,032	801,351
Cash and cash equivalents at end of period	$1,378,612	$851,906

Supplemental disclosures
Cash paid for interest	$199,936	$187,194
Cash paid for income taxes	$21,088	$17,958
Noncash transactions:
Transfers of loans to other real estate owned	$4,281	$1,135
Common stock issued in acquisition of businesses	$1,059,911	$—
Recognition of operating right-of-use assets	$12,251	$1,562
Recognition of operating lease liabilities	$12,251	$1,562

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
Note 2 – Mergers and Acquisitions
(Dollar Amounts In Thousands, Except Share Data)
Acquisition of The First Bancshares, Inc. (“The First”)

Effective April 1, 2025, the Company completed its acquisition by merger of The First, the parent company of The First Bank, in a transaction valued at approximately $1,061,780. The Company issued 31,238,172 shares of common stock and paid approximately $1,869, net of tax benefit, to The First stock option holders for 100% of the voting equity interest in The First. At closing, The First merged with and into the Company, with the Company the surviving corporation in the merger; immediately thereafter, The First Bank merged with and into Renasant Bank, with Renasant Bank the surviving banking corporation in the merger. Before the merger, The First operated 116 banking locations throughout Louisiana, Mississippi, Alabama, Georgia and Florida.
The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair values on the acquisition date. The Company recorded approximately $590,494 in intangible assets which consist of goodwill of $430,884 and a core deposit intangible of $159,610. Goodwill resulted from a combination of revenue enhancements from expansion in existing markets and efficiencies resulting from operational synergies. The fair value of the core deposit intangible is being amortized over its estimated useful life, currently expected to be approximately 10 years. The goodwill is not deductible for income tax purposes.

The following table summarizes the allocation of purchase price to assets and liabilities acquired in connection with the Company’s merger with The First based on their fair values on April 1, 2025.

Purchase Price:
Shares issued to common shareholders	31,238,172
Purchase price per share	$33.93
Value of stock paid		$1,059,911
Cash settlement for stock options, net of tax benefit		1,869
Total purchase price		$1,061,780

Net Assets Acquired:
Stockholders’ equity at acquisition date	$993,475
Increase (decrease) to net assets as a result of fair value adjustments to assets acquired and liabilities assumed:
Securities	(71,772)
Loans, including loans held for sale	(152,153)
Premises and equipment	(1,596)
Intangible assets	(169,809)
Other real estate owned	2,696
Other assets	(15,807)
Deposits	7,391
Borrowings	2,902
Other liabilities	15,903
Deferred income taxes	19,666
Total net assets acquired		630,896
Goodwill resulting from merger(1)		$430,884
(1) The goodwill resulting from the merger has been assigned to the Community Banks operating segment.

The following table summarizes the fair value on April 1, 2025 of assets acquired and liabilities assumed on that date in connection with the merger with The First.

Cash and cash equivalents	$261,484
Securities	1,457,203
Loans, including loans held for sale	5,174,903
Premises and equipment	173,174
Bank-owned life insurance	146,601
Other real estate owned	11,109
Intangible assets	590,494
Other assets	173,359
Total assets	$7,988,327

Deposits	$6,449,394
Borrowings	419,165
Other liabilities	59,857
Total liabilities	$6,928,416

Net assets acquired over liabilities assumed	$1,059,911
Cash settlement for stock options, net of tax benefit	1,869
Total purchase price	$1,061,780

The following table presents additional information related to the acquired loan portfolio at the acquisition date:

April 1, 2025
PCD loans:
Par value	$168,511
Allowance for credit losses at acquisition	(23,492)
Non-credit discount	(4,021)
Purchase price	$140,998

Non-PCD loans:
Fair value	$5,032,996
Gross contractual amounts receivable	5,233,447
Estimate of contractual cash flows not expected to be collected	62,190

Supplemental Pro Forma Combined Condensed Consolidated Results of Operations
The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the three and six months ended June 30, 2025 and 2024 of the Company as though the merger with The First had been completed as of January 1, 2024. The unaudited pro forma information combines the historical results of The First with the Company’s historical consolidated results and applies the impact of purchase accounting adjustments such as loan discount accretion, deposit amortization and intangible assets amortization as if the merger was completed as of January 1, 2024. It excludes $20,479 of merger-related expenses and $66,612 of Day 1 acquisition provision expense from the second quarter of 2025 and instead includes such expenses in the first quarter of 2024. The pro forma information is not necessarily indicative of what would have occurred had the acquisition taken place on January 1, 2024. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Other than the aforementioned $20,479 in merger-related expenses, attributed to the first quarter of 2024, merger expenses are reflected in the period in which they were incurred.

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net interest income - pro forma	$215,451	$201,496	$424,409	$403,269

Noninterest income - pro forma	$48,334	$49,552	$93,263	$101,084

Noninterest expense - pro forma	$161,735	$163,760	$364,703	$348,468

Net income - pro forma	$85,691	$65,220	$121,325	$64,926

Earnings per share - pro forma:
Basic	$0.91	$0.74	$1.28	$0.74
Diluted	$0.90	$0.74	$1.28	$0.74
The Company has determined it is impracticable to disclose stand-alone revenues and earnings for legacy The First since April 1, 2025 due to the merging of certain processes during the second quarter of 2025.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented in the tables below.

There was no allowance for credit losses allocated to any of the Company’s available for sale securities as of June 30, 2025 or December 31, 2024.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Obligations of states and political subdivisions	$268,798	$2,147	$(4,357)	$266,588
Residential mortgage backed securities:
Government agency mortgage backed securities	674,915	2,682	(19,516)	658,081
Government agency collateralized mortgage obligations	760,573	3,685	(66,528)	697,730
Commercial mortgage backed securities:
Government agency mortgage backed securities	88,320	83	(1,136)	87,267
Government agency collateralized mortgage obligations	406,971	1,700	(19,326)	389,345
Other debt securities	374,085	938	(2,547)	372,476
	$2,573,662	$11,235	$(113,410)	$2,471,487

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Obligations of states and political subdivisions	$20,266	$57	$(2,269)	$18,054
Residential mortgage backed securities:
Government agency mortgage backed securities	185,292	81	(24,468)	160,905
Government agency collateralized mortgage obligations	475,311	75	(86,870)	388,516
Commercial mortgage backed securities:
Government agency mortgage backed securities	11,373	—	(751)	10,622
Government agency collateralized mortgage obligations	146,510	41	(21,595)	124,956
Other debt securities	130,175	440	(2,655)	127,960
	$968,927	$694	$(138,608)	$831,013

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Obligations of states and political subdivisions	$281,456	$—	$(40,761)	$240,695
Residential mortgage backed securities
Government agency mortgage backed securities	348,360	—	(14,376)	333,984
Government agency collateralized mortgage obligations	337,493	—	(25,999)	311,494
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,949	—	(2,379)	14,570
Government agency collateralized mortgage obligations	42,807	—	(6,371)	36,436
Other debt securities	49,784	—	(2,604)	47,180
	$1,076,849	$—	$(92,490)	$984,359
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$1,076,817

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Obligations of states and political subdivisions	$284,542	$3	$(42,491)	$242,054
Residential mortgage backed securities
Government agency mortgage backed securities	372,414	—	(25,251)	347,163
Government agency collateralized mortgage obligations	354,882	—	(41,506)	313,376
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,961	—	(2,958)	14,003
Government agency collateralized mortgage obligations	43,662	—	(7,317)	36,345
Other debt securities	53,683	—	(4,080)	49,603
	$1,126,144	$3	$(123,603)	$1,002,544
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$1,126,112
Securities sold are presented in the tables below for the periods presented. On April 1, 2025, the Company acquired available for sale securities with a fair value of $1,457,203 as part of the merger with The First. Shortly after merger, certain securities from this portfolio were sold at carrying value, resulting in no gain or loss on the sale; no other securities were sold in the first six months of 2025. With respect to the securities sold during the six months ended June 30, 2024, the Company intended to sell these securities as of December 31, 2023, and completed the sale in January 2024. Therefore, the Company impaired the securities and recognized the loss in net income as of December 31, 2023.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Carrying Value Immediately Prior to Sale	Net Proceeds	Gain/(Loss)
Three months ended June 30, 2025
Obligations of other U.S. Government agencies and corporations	$34,394	$34,394	$—
Obligations of states and political subdivisions	327,509	327,509	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	275,910	275,910	$—
Government agency collateralized mortgage obligations	2,437	2,437	—
Commercial mortgage backed securities:
Government agency mortgage backed securities	6,541	6,541	—
Government agency collateralized mortgage obligations	6,480	6,480	—
Other debt securities	33,214	33,214	—
	$686,485	$686,485	$—
Six months ended June 30, 2025
Obligations of other U.S. Government agencies and corporations	$34,394	$34,394	$—
Obligations of states and political subdivisions	327,509	327,509	$—
Residential mortgage backed securities:
Government agency mortgage backed securities	275,910	275,910	—
Government agency collateralized mortgage obligations	2,437	2,437	—
Commercial mortgage backed securities:
Government agency mortgage backed securities	6,541	6,541	—
Government agency collateralized mortgage obligations	6,480	6,480	—
Other debt securities	33,214	33,214	—
	$686,485	$686,485	$—

	Carrying Value Immediately Prior to Sale	Net Proceeds	Impairment (Recognized in December 2023)
Six months ended June 30, 2024
Obligations of states and political subdivisions	$12,301	$11,360	$(941)
Residential mortgage backed securities:
Government agency mortgage backed securities	107,389	95,922	(11,467)
Government agency collateralized mortgage obligations	48,300	43,990	(4,310)
Commercial mortgage backed securities:
Government agency collateralized mortgage obligations	28,547	25,913	(2,634)
	$196,537	$177,185	$(19,352)

At June 30, 2025 and December 31, 2024, securities with a carrying value of $1,191,329 and $818,344, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $24,947 and $25,526 were pledged as collateral for short-term borrowings and derivative instruments at June 30, 2025 and December 31, 2024, respectively.
The amortized cost and fair value of securities at June 30, 2025 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$420	$419	$22,007	$22,033
Due after one year through five years	5,698	5,413	74,507	74,611
Due after five years through ten years	158,817	138,535	122,446	120,894
Due after ten years	116,521	96,328	103,075	101,420
Residential mortgage backed securities:
Government agency mortgage backed securities	348,360	333,984	674,915	658,081
Government agency collateralized mortgage obligations	337,493	311,494	760,573	697,730
Commercial mortgage backed securities:
Government agency mortgage backed securities	16,949	14,570	88,320	87,267
Government agency collateralized mortgage obligations	42,807	36,436	406,971	389,345
Other debt securities	49,784	47,180	320,848	320,106
	$1,076,849	$984,359	$2,573,662	$2,471,487

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the age of gross unrealized losses and fair value by investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
June 30, 2025
Obligations of states and political subdivisions	107	$114,704	$(2,434)	7	$13,096	$(1,923)	114	$127,800	$(4,357)
Residential mortgage backed securities:
Government agency mortgage backed securities	12	153,789	(1,269)	34	137,165	(18,247)	46	290,954	(19,516)
Government agency collateralized mortgage obligations	4	107,676	(552)	37	311,864	(65,976)	41	419,540	(66,528)
Commercial mortgage backed securities:
Government agency mortgage backed securities	8	65,008	(687)	2	5,542	(449)	10	70,550	(1,136)
Government agency collateralized mortgage obligations	6	13,658	(26)	25	103,541	(19,300)	31	117,199	(19,326)
Other debt securities	11	104,255	(1,134)	10	18,967	(1,413)	21	123,222	(2,547)
Total	148	$559,090	$(6,102)	115	$590,175	$(107,308)	263	$1,149,265	$(113,410)
December 31, 2024
Obligations of states and political subdivisions	—	$—	$—	7	$12,841	$(2,269)	7	$12,841	$(2,269)
Residential mortgage backed securities:
Government agency mortgage backed securities	7	11,051	(259)	34	141,321	(24,208)	41	152,372	(24,467)
Government agency collateralized mortgage obligations	3	48,879	(482)	37	311,964	(86,389)	40	360,843	(86,871)
Commercial mortgage backed securities:
Government agency mortgage backed securities	2	5,248	(122)	2	5,375	(629)	4	10,623	(751)
Government agency collateralized mortgage obligations	2	7,681	(39)	25	104,326	(21,556)	27	112,007	(21,595)
Other debt securities	2	22,357	(218)	17	30,801	(2,437)	19	53,158	(2,655)
Total	16	$95,216	$(1,120)	122	$606,628	$(137,488)	138	$701,844	$(138,608)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
June 30, 2025
Obligations of states and political subdivisions	7	$16,490	$(1,671)	119	$223,984	$(39,090)	126	$240,474	$(40,761)
Residential mortgage backed securities:
Government agency mortgage backed securities	1	15,604	(637)	66	318,380	(13,739)	67	333,984	(14,376)
Government agency collateralized mortgage obligations	—	—	—	18	311,494	(25,999)	18	311,494	(25,999)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	1	14,570	(2,379)	1	14,570	(2,379)
Government agency collateralized mortgage obligations	—	—	—	9	36,436	(6,371)	9	36,436	(6,371)
Other debt securities	—	—	—	10	47,181	(2,604)	10	47,181	(2,604)
Total	8	$32,094	$(2,308)	223	$952,045	$(90,182)	231	$984,139	$(92,490)
December 31, 2024
Obligations of states and political subdivisions	—	$—	$—	128	$240,394	$(42,491)	128	$240,394	$(42,491)
Residential mortgage backed securities:
Government agency mortgage backed securities	—	—	—	69	347,154	(25,251)	69	347,154	(25,251)
Government agency collateralized mortgage obligations	—	—	—	18	313,376	(41,506)	18	313,376	(41,506)
Commercial mortgage backed securities:
Government agency mortgage backed securities	—	—	—	1	14,002	(2,958)	1	14,002	(2,958)
Government agency collateralized mortgage obligations	—	—	—	9	36,345	(7,317)	9	36,345	(7,317)
Other debt securities	—	—	—	10	49,603	(4,080)	10	49,603	(4,080)
Total	—	$—	$—	235	$1,000,874	$(123,603)	235	$1,000,874	$(123,603)

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

As of June 30, 2025, the Company did not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, more than 90% of available for sale securities have the explicit or implicit backing of the federal government. Performance of these securities has been in line with broader market price performance, indicating that increases in market-based, risk-free rates, and not credit-related factors, are driving losses. When determining the fair value of

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
the contractual cash flows for municipal and corporate securities, the Company considers historical experience with credit sensitive securities, current market conditions, the financial condition of the underlying issuer, current credit ratings, ratings changes and outlook, explicit and implicit guarantees, or insurance programs. Based upon its review of these factors as of June 30, 2025, the Company determined that all such losses resulted from factors not deemed credit-related. As a result, no credit-related impairment was recognized in current earnings, and all unrealized losses for available for sale securities were recorded in other comprehensive income (loss). See Note 13, “Other Comprehensive Income” for more information on the Company’s unrealized losses on securities.

The allowance for credit losses on held to maturity securities was $32 at each of June 30, 2025 and December 31, 2024. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by nationally recognized statistical ratings agencies. Updated investment grades are obtained as they become available from agencies. As of June 30, 2025, all of the debt securities held to maturity were rated A or higher by the ratings agencies.

Note 4 – Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean loans excluding loans held for sale.

The following is a summary of loans and leases as of the dates presented:

	June 30, 2025	December 31, 2024
Commercial, financial, agricultural	$2,666,923	$1,885,817
Lease financing	94,559	95,071
Real estate – construction:
Residential	380,040	256,655
Commercial	959,927	836,998
Total real estate – construction	1,339,967	1,093,653
Real estate – 1-4 family mortgage:
Primary	3,082,720	2,428,076
Home equity	722,389	544,158
Rental/investment	843,334	402,938
Land development	226,236	113,705
Total real estate – 1-4 family mortgage	4,874,679	3,488,877
Real estate – commercial mortgage:
Owner-occupied	3,288,006	1,894,679
Non-owner occupied	5,953,136	4,226,937
Land development	228,992	114,452
Total real estate – commercial mortgage	9,470,134	6,236,068
Installment loans to individuals	122,176	90,014
Gross loans	18,568,438	12,889,500
Unearned income	(4,991)	(4,480)
Loans, net of unearned income	$18,563,447	$12,885,020

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
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
June 30, 2025
Commercial, financial, agricultural	$4,912	$981	$2,651,386	$2,657,279	$4,282	$3,801	$1,561	$9,644	$2,666,923
Lease financing	—	—	92,884	92,884	1,102	492	81	1,675	94,559
Real estate – construction:
Residential	1,216	—	376,257	377,473	—	241	2,326	2,567	380,040
Commercial	—	—	957,759	957,759	—	—	2,168	2,168	959,927
Total real estate – construction	1,216	—	1,334,016	1,335,232	—	241	4,494	4,735	1,339,967
Real estate – 1-4 family mortgage:
Primary	22,546	305	3,021,659	3,044,510	3,352	24,956	9,902	38,210	3,082,720
Home equity	4,031	203	714,747	718,981	473	2,281	654	3,408	722,389
Rental/investment	1,936	—	838,938	840,874	—	1,313	1,147	2,460	843,334
Land development	—	—	226,159	226,159	6	71	—	77	226,236
Total real estate – 1-4 family mortgage	28,513	508	4,801,503	4,830,524	3,831	28,621	11,703	44,155	4,874,679
Real estate – commercial mortgage:
Owner-occupied	6,414	1,477	3,251,898	3,259,789	2,208	3,556	22,453	28,217	3,288,006
Non-owner occupied	3,987	790	5,900,045	5,904,822	2,246	1,163	44,905	48,314	5,953,136
Land development	403	74	227,476	227,953	11	903	125	1,039	228,992
Total real estate – commercial mortgage	10,804	2,341	9,379,419	9,392,564	4,465	5,622	67,483	77,570	9,470,134
Installment loans to individuals	1,115	30	120,811	121,956	91	48	81	220	122,176
Unearned income	—	—	(4,991)	(4,991)	—	—	—	—	(4,991)
Loans, net of unearned income	$46,560	$3,860	$18,375,028	$18,425,448	$13,771	$38,825	$85,403	$137,999	$18,563,447

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2024
Commercial, financial, agricultural	$807	$125	$1,883,010	$1,883,942	$245	$734	$896	$1,875	$1,885,817
Lease financing	27	—	90,961	90,988	78	614	3,391	4,083	95,071
Real estate – construction:
Residential	2,194	—	253,238	255,432	—	1,023	200	1,223	256,655
Commercial	—	16	836,982	836,998	—	—	—	—	836,998
Total real estate – construction	2,194	16	1,090,220	1,092,430	—	1,023	200	1,223	1,093,653
Real estate – 1-4 family mortgage:
Primary	29,258	—	2,343,781	2,373,039	13,627	25,335	16,075	55,037	2,428,076
Home equity	3,186	35	537,568	540,789	941	1,094	1,334	3,369	544,158
Rental/investment	573	12	401,977	402,562	136	240	—	376	402,938
Land development	25	1,740	111,920	113,685	20	—	—	20	113,705
Total real estate – 1-4 family mortgage	33,042	1,787	3,395,246	3,430,075	14,724	26,669	17,409	58,802	3,488,877
Real estate – commercial mortgage:
Owner-occupied	2,650	365	1,879,350	1,882,365	296	1,000	11,018	12,314	1,894,679
Non-owner occupied	326	—	4,197,331	4,197,657	—	—	29,280	29,280	4,226,937
Land development	142	160	111,019	111,321	98	16	3,017	3,131	114,452
Total real estate – commercial mortgage	3,118	525	6,187,700	6,191,343	394	1,016	43,315	44,725	6,236,068
Installment loans to individuals	654	11	89,246	89,911	4	42	57	103	90,014
Unearned income	—	—	(4,480)	(4,480)	—	—	—	—	(4,480)
Loans, net of unearned income	$39,842	$2,464	$12,731,903	$12,774,209	$15,445	$30,098	$65,268	$110,811	$12,885,020

Certain Modifications to Borrowers Experiencing Financial Difficulty
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (including extension of the amortization period), or a term extension, but excluding covenant waivers and modification of contingent acceleration clauses, are required to be disclosed in accordance with ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). All modifications for the three and six months ended June 30, 2025 and 2024 and which met the disclosure criteria in ASU 2022-02 were performing in accordance with their modified terms at June 30, 2025 and 2024, respectively. There were no unused commitments at June 30, 2025. There were $338 in unused commitments at June 30, 2024. Upon the Company’s determination that a modification has subsequently become uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is adjusted accordingly. See Note 5, “Allowance for Credit Losses,” for more information on the allowance for credit losses.
The following tables present the amortized cost basis of loans that were experiencing financial difficulty, modified during the three and six months ended June 30, 2025 and 2024, respectively, and required to be disclosed under ASU 2022-02, by class of financing receivable and by type of modification. The percentage of the amortized cost basis for each class of disclosed modifications as compared to the amortized cost basis of each class of loans is also presented below.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2025
	Term Extension	Payment Delay	Term Extension and Payment Delay	Total	% Total Loans by Class
Commercial, financial, agricultural	$—	$3	$—	$3	—%
Real estate – construction:
Residential	—	—	235	235	0.06
Real estate – 1-4 family mortgage:
Home equity	—	3	—	3	—
Installment loans to individuals	81	6	1	88	0.07
Loans, net of unearned income	$81	$12	$236	$329	—%

	Six Months Ended June 30, 2025
	Term Extension	Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension and Payment Delay	Total	% Total Loans by Class
Commercial, financial, agricultural	$—	$3	$—	$—	$3	—%
Real estate – construction:
Residential	—	—	235	—	235	0.06%
Real estate – 1-4 family mortgage:
Home equity	—	3	—	—	3	—
Real estate – commercial mortgage:
Non-owner occupied	2,119	—	—	—	2,119	0.04
Installment loans to individuals	81	6	1	2	90	0.07
Loans, net of unearned income	$2,200	$12	$236	$2	$2,450	0.01%

	Three Months Ended June 30, 2024
	Term Extension	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension and Payment Delay	Total	% Total Loans by Class
Commercial, financial, agricultural	$—	$—	$138	$138	0.01%
Real estate – commercial mortgage:
Non-owner occupied	2,506	—	—	2,506	0.06
Installment loans to individuals	—	1	—	1	—
Loans, net of unearned income	$2,506	$1	$138	$2,645	0.02%

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2024
	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction and Term Extension	Interest Rate Reduction, Term Extension and Payment Delay	Total	% Total Loans by Class
Commercial, financial, agricultural	$1,741	$165	$—	$517	$—	$138	$2,561	0.14%
Real estate – 1-4 family mortgage:
Primary	—	33	246	—	—	—	279	0.01
Real estate – commercial mortgage:
Owner-occupied	7,431	187	—	—	270	—	7,888	0.46
Non-owner occupied	—	2,506	89	—	—	—	2,595	0.07
Total real estate – commercial mortgage	7,431	2,693	89	—	270	—	10,483	0.18
Installment loans to individuals	—	—	14	1	—	—	15	0.02
Loans, net of unearned income	$9,172	$2,891	$349	$518	$270	$138	$13,338	0.11%

The following tables present the weighted average financial effect of loan modifications requiring disclosure under ASU 2022-02 by class of financing receivable for the periods presented.

Three months ended June 30, 2025
Loan Type	Financial Effect
Term Extension
Installment loans to individuals	Extended the term 124 months
Payment Delay
Commercial, financial, agricultural	Delayed the payment 7 months
Real estate – 1-4 family mortgage - Home Equity	Delayed the payment 39 months
Installment loans to individuals	Delayed the payment 23 months
Combination - Term Extension and Payment Delay
Real estate – Construction - Residential	Extended the term and delayed the payment 35 months
Installment loans to individuals	Extended the term and delayed the payment 60 months

Six months ended June 30, 2025
Loan Type	Financial Effect
Term Extension
Real Estate - Commercial Mortgage - Non-owner Occupied	Extended the term 12 months
Installment loans to individuals	Extended the term 124 months
Payment Delay
Commercial, financial, agricultural	Delayed the payment 7 months
Real estate – 1-4 family mortgage - Home Equity	Delayed the payment 39 months
Installment loans to individuals	Delayed the payment 23 months
Combination - Term Extension and Payment Delay
Real estate – Construction - Residential	Extended the term and delayed the payment 35 months
Installment loans to individuals	Extended the term and delayed the payment 60 months
Combination - Interest Rate Reduction, Term Extension and Payment Delay
Installment loans to individuals	Reduced the interest rate 425 basis points and extended the term and delayed the payment 49 months

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Three months ended June 30, 2024
Loan Type	Financial Effect
Term Extension
Real Estate - Commercial Mortgage - Non-owner Occupied	Extended the term 8 months
Combination - Term Extension and Payment Delay
Installment loans to individuals	Extended the term and delayed the payment 61 months
Combination - Interest Rate Reduction, Term Extension and Payment Delay
Commercial, financial, agricultural	Reduced the interest rate 181 basis points and extended the term and delayed the payment 59 months

Six months ended June 30, 2024
Loan Type	Financial Effect
Interest Rate Reduction
Commercial, financial, agricultural	Reduced the interest rate 39 basis points
Real Estate - Commercial Mortgage - Owner Occupied	Reduced the interest rate 47 basis points
Term Extension
Commercial, financial, agricultural	Extended the term 7 months
Real estate – 1-4 family mortgage - Primary	Extended the term 24 months
Real Estate - Commercial Mortgage - Owner Occupied	Extended the term 10 months
Real Estate - Commercial Mortgage - Non-owner Occupied	Extended the term 8 months
Payment Delay
Real estate – 1-4 family mortgage - Primary	Delayed the payment 36 months
Real Estate - Commercial Mortgage - Non-owner Occupied	Delayed the payment 17 months
Installment loans to individuals	Delayed the payment 60 months
Combination - Term Extension and Payment Delay
Commercial, financial, agricultural	Extended the term and delayed the payment 42 months
Installment loans to individuals	Extended the term and delayed the payment 61 months
Combination - Interest Rate Reduction and Term Extension
Real Estate - Commercial Mortgage - Owner Occupied	Reduced the interest rate 275 basis points and extended the term 21 months
Combination - Interest Rate Reduction, Term Extension and Payment Delay
Commercial, financial, agricultural	Reduced the interest rate 181 basis points and extended the term and delayed the payment 59 months
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
The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2025
Commercial, Financial, Agricultural	$363,452	$368,496	$261,941	$280,698	$175,840	$178,431	$1,007,753	$3,781	$2,640,392
Pass	362,626	356,330	238,997	274,078	174,343	173,593	989,924	8	2,569,899
Special Mention	152	3,574	20,104	46	534	2,532	8,309	—	35,251
Classified	674	8,592	2,840	6,574	963	2,306	9,520	3,773	35,242

Lease Financing Receivables	$6,396	$12,117	$16,805	$38,917	$9,246	$6,087	$—	$—	$89,568
Pass	6,372	12,117	15,283	37,146	9,231	6,087	—	—	86,236
Special Mention	—	—	—	41	—	—	—	—	41
Classified	24	—	1,522	1,730	15	—	—	—	3,291

Real Estate - Construction	$227,648	$413,999	$309,818	$259,094	$17,637	$—	$25,466	$463	$1,254,125
Residential	148,212	126,531	13,185	1,160	—	—	5,110	—	294,198
Pass	146,121	126,531	12,144	919	—	—	5,110	—	290,825
Special Mention	—	—	—	—	—	—	—	—	—
Classified	2,091	—	1,041	241	—	—	—	—	3,373

Commercial	79,436	287,468	296,633	257,934	17,637	—	20,356	463	959,927
Pass	79,436	287,466	278,468	250,055	17,637	—	20,356	463	933,881
Special Mention	—	—	—	5,714	—	—	—	—	5,714
Classified	—	2	18,165	2,165	—	—	—	—	20,332

Real Estate - 1-4 Family Mortgage	$222,521	$275,236	$188,138	$240,088	$132,292	$101,279	$49,728	$136	$1,209,418
Primary	14,066	9,701	5,060	7,397	4,562	6,866	1,110	85	48,847
Pass	13,986	9,490	4,936	7,087	4,159	5,941	1,110	85	46,794
Special Mention	—	211	—	141	—	—	—	—	352
Classified	80	—	124	169	403	925	—	—	1,701

Home Equity	13,515	15,489	14,608	6,755	3,578	537	45,975	51	100,508
Pass	13,515	15,355	14,412	5,958	3,578	537	45,975	—	99,330
Special Mention	—	—	—	500	—	—	—	—	500
Classified	—	134	196	297	—	—	—	51	678

Rental/Investment	143,337	155,250	134,213	203,488	115,484	89,189	2,065	—	843,026
Pass	142,398	154,545	132,831	202,063	114,186	86,697	2,065	—	834,785
Special Mention	—	177	551	442	97	51	—	—	1,318
Classified	939	528	831	983	1,201	2,441	—	—	6,923

Land Development	51,603	94,796	34,257	22,448	8,668	4,687	578	—	217,037
Pass	51,603	91,874	34,257	22,404	8,668	4,681	578	—	214,065
Special Mention	—	2,894	—	—	—	—	—	—	2,894
Classified	—	28	—	44	—	6	—	—	78

Real Estate - Commercial Mortgage	$1,122,213	$1,461,267	$1,070,715	$2,556,743	$1,373,714	$1,567,366	$305,979	$2,315	$9,460,312
Owner-Occupied	230,020	598,141	468,551	609,345	486,567	700,684	194,381	196	3,287,885
Pass	229,452	586,351	454,260	594,813	472,115	663,719	183,808	196	3,184,714
Special Mention	279	5,408	3,836	2,314	1,354	16,290	9,482	—	38,963
Classified	289	6,382	10,455	12,218	13,098	20,675	1,091	—	64,208

Non-Owner Occupied	837,936	797,019	580,260	1,916,477	864,610	852,848	101,867	2,119	5,953,136
Pass	822,423	768,947	576,859	1,813,876	855,010	787,722	101,867	—	5,726,704
Special Mention	—	5,887	17	56,601	1,879	8,316	—	—	72,700
Classified	15,513	22,185	3,384	46,000	7,721	56,810	—	2,119	153,732

Land Development	54,257	66,107	21,904	30,921	22,537	13,834	9,731	—	219,291

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Pass	54,117	64,088	20,896	29,796	22,373	13,451	9,731	—	214,452
Special Mention	140	1,168	773	—	—	115	—	—	2,196
Classified	—	851	235	1,125	164	268	—	—	2,643

Installment loans to individuals	$2	$2	$—	$—	$—	$—	$—	$—	$4
Pass	2	2	—	—	—	—	—	—	4
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$1,942,232	$2,531,117	$1,847,417	$3,375,540	$1,708,729	$1,853,163	$1,388,926	$6,695	$14,653,819
Pass	1,922,051	2,473,096	1,783,343	3,238,195	1,681,300	1,742,428	1,360,524	752	14,201,689
Special Mention	571	19,319	25,281	65,799	3,864	27,304	17,791	—	159,929
Classified	19,610	38,702	38,793	71,546	23,565	83,431	10,611	5,943	292,201

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2024
Commercial, Financial, Agricultural	$292,917	$208,900	$228,690	$113,192	$66,121	$54,163	$898,772	$2,889	$1,865,644
Pass	287,632	206,087	213,209	112,527	64,780	52,756	874,104	2,767	1,813,862
Special Mention	591	1,613	185	242	107	378	7,006	—	10,122
Classified	4,694	1,200	15,296	423	1,234	1,029	17,662	122	41,660

Lease Financing Receivables	$12,239	$22,339	$39,738	$9,125	$3,724	$3,426	$—	$—	$90,591
Pass	12,239	17,225	34,637	8,778	2,587	3,246	—	—	78,712
Watch	—	1,261	3,254	173	1,137	180	—	—	6,005
Classified	—	3,853	1,847	174	—	—	—	—	5,874

Real Estate - Construction	$353,568	$243,827	$382,439	$18,443	$—	$625	$20,096	$—	$1,018,998
Residential	162,966	15,455	1,708	—	—	625	1,246	—	182,000
Pass	160,772	14,673	1,467	—	—	625	1,246	—	178,783
Special Mention	2,194	—	—	—	—	—	—	—	2,194
Classified	—	782	241	—	—	—	—	—	1,023

Commercial	190,602	228,372	380,731	18,443	—	—	18,850	—	836,998
Pass	190,602	216,051	380,731	18,443	—	—	18,850	—	824,677
Special Mention	—	12,321	—	—	—	—	—	—	12,321
Classified	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$187,587	$110,606	$120,025	$66,034	$33,800	$26,150	$35,740	$1,150	$581,092
Primary	10,925	5,336	7,865	4,247	2,463	6,534	1,704	796	39,870
Pass	10,925	5,126	7,558	3,979	2,463	5,776	1,704	796	38,327
Special Mention	—	—	143	—	—	—	—	—	143
Classified	—	210	164	268	—	758	—	—	1,400

Home Equity	966	1,005	7	937	—	35	28,976	51	31,977
Pass	966	1,005	7	937	—	—	28,976	—	31,891
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	35	—	51	86

Rental/Investment	96,447	83,682	108,436	59,836	31,029	18,146	4,745	303	402,624
Pass	95,903	82,878	108,296	59,553	30,936	17,487	4,745	213	400,011
Special Mention	180	564	44	52	24	—	—	—	864
Classified	364	240	96	231	69	659	—	90	1,749

Land Development	79,249	20,583	3,717	1,014	308	1,435	315	—	106,621
Pass	79,150	20,583	1,977	1,014	308	1,435	315	—	104,782
Special Mention	99	—	1,740	—	—	—	—	—	1,839
Classified	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$996,574	$708,788	$1,807,169	$1,009,177	$622,818	$792,959	$251,819	$35,475	$6,224,779
Owner-Occupied	373,353	271,445	339,116	275,077	190,911	304,663	137,023	2,969	1,894,557
Pass	372,183	261,624	330,018	271,228	188,860	299,578	130,847	2,717	1,857,055
Special Mention	948	348	388	850	131	1,538	—	—	4,203
Classified	222	9,473	8,710	2,999	1,920	3,547	6,176	252	33,299

Non-Owner Occupied	576,021	427,715	1,447,377	724,161	428,874	484,792	105,645	32,331	4,226,916
Pass	554,095	427,339	1,354,418	718,043	425,291	430,220	105,645	24,360	4,039,411
Special Mention	4,900	21	77,741	814	1,138	8,254	—	—	92,868
Classified	17,026	355	15,218	5,304	2,445	46,318	—	7,971	94,637

Land Development	47,200	9,628	20,676	9,939	3,033	3,504	9,151	175	103,306
Pass	47,134	9,585	17,187	9,735	2,783	3,468	9,151	175	99,218
Special Mention	66	24	142	31	59	—	—	—	322
Classified	—	19	3,347	173	191	36	—	—	3,766

Installment loans to individuals	$5	$—	$—	$—	$—	$—	$—	$—	$5
Pass	5	—	—	—	—	—	—	—	5
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$1,842,890	$1,294,460	$2,578,061	$1,215,971	$726,463	$877,323	$1,206,427	$39,514	$9,781,109
Pass	1,811,606	1,262,176	2,449,505	1,204,237	718,008	814,591	1,175,583	31,028	9,466,734
Special Mention	8,978	16,152	83,637	2,162	2,596	10,350	7,006	—	130,881
Classified	22,306	16,132	44,919	9,572	5,859	52,382	23,838	8,486	183,494

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2025
Commercial, Financial, Agricultural	$26,414	$—	$—	$—	$—	$—	$117	$—	$26,531
Performing Loans	26,414	—	—	—	—	—	117	—	26,531
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$17,584	$46,026	$12,602	$7,136	$1,985	$—	$—	$509	$85,842
Residential	17,584	46,026	12,602	7,136	1,985	—	—	509	85,842
Performing Loans	17,584	46,026	12,602	7,136	1,985	—	—	509	85,842
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$228,799	$245,903	$409,349	$856,259	$591,851	$823,687	$495,972	$13,441	$3,665,261
Primary	217,095	223,196	384,399	833,049	577,852	798,282	—	—	3,033,873
Performing Loans	216,920	221,556	381,120	823,579	574,223	778,996	—	—	2,996,394
Non-Performing Loans	175	1,640	3,279	9,470	3,629	19,286	—	—	37,479

Home Equity	7,811	21,905	23,261	22,131	12,704	24,656	495,972	13,441	621,881
Performing Loans	7,811	21,857	22,863	21,835	12,704	24,085	495,899	11,349	618,403
Non-Performing Loans	—	48	398	296	—	571	73	2,092	3,478

Rental/Investment	—	—	—	—	253	55	—	—	308
Performing Loans	—	—	—	—	253	55	—	—	308
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	3,893	802	1,689	1,079	1,042	694	—	—	9,199
Performing Loans	3,893	802	1,689	1,079	1,036	694	—	—	9,193
Non-Performing Loans	—	—	—	—	6	—	—	—	6

Real Estate - Commercial Mortgage	$1,479	$1,301	$2,136	$1,508	$2,460	$938	$—	$—	$9,822
Owner-Occupied	—	—	—	—	—	121	—	—	121
Performing Loans	—	—	—	—	—	121	—	—	121
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	1,479	1,301	2,136	1,508	2,460	817	—	—	9,701
Performing Loans	1,479	1,301	2,051	1,389	2,460	806	—	—	9,486
Non-Performing Loans	—	—	85	119	—	11	—	—	215

Installment loans to individuals	$29,574	$27,339	$16,533	$9,887	$4,975	$16,280	$17,335	$249	$122,172
Performing Loans	29,574	27,336	16,482	9,820	4,974	16,155	17,335	249	121,925
Non-Performing Loans	—	3	51	67	1	125	—	—	247

Total loans not subject to risk rating	$303,850	$320,569	$440,620	$874,790	$601,271	$840,905	$513,424	$14,199	$3,909,628
Performing Loans	303,675	318,878	436,807	864,838	597,635	820,912	513,351	12,107	3,868,203
Non-Performing Loans	175	1,691	3,813	9,952	3,636	19,993	73	2,092	41,425

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2024
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$20,173	$—	$—	$20,173
Performing Loans	—	—	—	—	—	20,173	—	—	20,173
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$37,714	$23,301	$11,210	$2,056	$—	$—	$108	$266	$74,655
Residential	37,714	23,301	11,210	2,056	—	—	108	266	74,655
Performing Loans	37,514	23,301	11,210	2,056	—	—	108	266	74,455
Non-Performing Loans	200	—	—	—	—	—	—	—	200

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$154,305	$341,962	$708,223	$492,408	$280,382	$417,656	$499,157	$13,692	$2,907,785
Primary	152,511	340,032	706,868	490,903	279,683	417,316	—	893	2,388,206
Performing Loans	152,207	336,019	692,470	485,325	269,503	397,394	—	893	2,333,811
Non-Performing Loans	304	4,013	14,398	5,578	10,180	19,922	—	—	54,395

Home Equity	30	—	—	—	—	195	499,157	12,799	512,181
Performing Loans	30	—	—	—	—	177	499,052	9,553	508,812
Non-Performing Loans	—	—	—	—	—	18	105	3,246	3,369

Rental/Investment	—	—	—	256	—	58	—	—	314
Performing Loans	—	—	—	256	—	58	—	—	314
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	1,764	1,930	1,355	1,249	699	87	—	—	7,084
Performing Loans	1,764	1,919	1,355	1,240	699	87	—	—	7,064
Non-Performing Loans	—	11	—	9	—	—	—	—	20

Real Estate - Commercial Mortgage	$2,614	$2,350	$1,902	$2,567	$1,460	$396	$—	$—	$11,289
Owner-Occupied	—	—	—	—	121	1	—	—	122
Performing Loans	—	—	—	—	121	1	—	—	122
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	—	—	21	—	—	—	21
Performing Loans	—	—	—	—	21	—	—	—	21
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	2,614	2,350	1,902	2,567	1,318	395	—	—	11,146
Performing Loans	2,614	2,350	1,789	2,567	1,317	395	—	—	11,032
Non-Performing Loans	—	—	113	—	1	—	—	—	114

Installment loans to individuals	$32,598	$11,488	$7,971	$3,815	$1,317	$17,261	$15,530	$29	$90,009
Performing Loans	32,561	11,472	7,971	3,802	1,317	17,212	15,529	29	89,893
Non-Performing Loans	37	16	—	13	—	49	1	—	116

Total loans not subject to risk rating	$227,231	$379,101	$729,306	$500,846	$283,159	$455,486	$514,795	$13,987	$3,103,911
Performing Loans	226,690	375,061	714,795	495,246	272,978	435,497	514,689	10,741	3,045,697
Non-Performing Loans	541	4,040	14,511	5,600	10,181	19,989	106	3,246	58,214

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables disclose gross charge-offs by year of origination for the six months ended June 30, 2025 and year ended December 31, 2024, respectively:

June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Charge-offs
Commercial, financial, agricultural	$—	$101	$194	$90	$4,923	$399	$210	$5,917
Lease financing	—	—	2,340	20	34	—	—	2,394
Real estate – construction:
Residential	—	—	105	—	—	—	—	105
Real estate – 1-4 family mortgage:
Primary	—	—	18	190	64	154	—	426
Home equity	—	—	—	—	92	109	—	201
Rental/investment	—	—	—	—	—	1	—	1
Total real estate – 1-4 family mortgage	—	—	18	190	156	264	—	628
Real estate – commercial mortgage:
Owner-occupied	—	—	—	—	—	463	3,942	4,405
Installment loans to individuals	—	95	53	3	15	490	3	659
Loans, net of unearned income	$—	$196	$2,710	$303	$5,128	$1,616	$4,155	$14,108

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Charge-offs
Commercial, financial, agricultural	$—	$46	$152	$879	$4	$2,975	$407	$4,463
Lease financing	—	336	306	—	—	—	—	642
Real estate – construction:
Residential	—	—	145	—	—	—	—	145
Real estate – 1-4 family mortgage:
Primary	—	29	195	35	110	102	—	471
Home equity	—	—	329	—	—	121	—	450
Rental/investment	—	—	—	—	—	45	—	45
Total real estate – 1-4 family mortgage	—	29	524	35	110	268	—	966
Real estate – commercial mortgage:
Owner-occupied	—	—	37	—	—	—	—	37
Non-owner occupied	—	—	—	—	—	5,693	—	5,693
Land development	—	—	—	—	—	7	—	7
Total real estate – commercial mortgage	—	—	37	—	—	5,700	—	5,737
Installment loans to individuals	36	110	69	15	3	1,623	—	1,856
Loans, net of unearned income	$36	$521	$1,233	$929	$117	$10,566	$407	$13,809

Note 5 – Allowance for Credit Losses
(In Thousands)

Allowance for Credit Losses on Loans
The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment and is maintained at a level believed adequate by management to absorb credit losses inherent in the entire loan portfolio. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis. Expected credit loss inherent in non-cancellable off-balance-sheet credit exposures is accounted for as a separate liability in the Consolidated Balance Sheets. The allowance for credit losses on loans held for investment, as reported in the Company’s Consolidated Balance Sheets, is adjusted by a provision for credit losses, which is reported in earnings, and reduced by net charge-offs. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed and such losses are reasonably quantifiable. Subsequent recoveries, if any, are credited to the allowance. For more information about the Company’s policies and procedures for determining the amount of the allowance for credit losses, please refer to the discussion

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
in Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.
The Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses in the Company’s loan portfolio. As of June 30, 2025 and December 31, 2024, the Company had accrued interest receivable for loans of $72,205 and $54,395, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Three Months Ended June 30, 2025
Allowance for credit losses:
Beginning balance	$38,441	$16,561	$50,711	$88,080	$3,644	$6,494	$203,931
Initial impact of purchased credit deteriorated (“PCD”) loans acquired	7,140	1,997	264	14,090	—	2	23,493
Charge-offs	(5,823)	(105)	(319)	(3,944)	(2,394)	(394)	(12,979)
Recoveries	627	—	37	116	4	141	925
Net charge-offs	(5,196)	(105)	(282)	(3,828)	(2,390)	(253)	(12,054)
Provision for (recovery of) credit losses on loans	19,291	3,331	15,010	37,230	681	(143)	75,400
Ending balance	$59,676	$21,784	$65,703	$135,572	$1,935	$6,100	$290,770
Six Months Ended June 30, 2025
Allowance for credit losses:
Beginning balance	$38,527	$15,126	$47,761	$90,204	$3,368	$6,770	$201,756
Initial impact of PCD loans acquired during the period	7,140	1,997	264	14,090	—	2	23,493
Charge-offs	(5,917)	(105)	(628)	(4,405)	(2,394)	(659)	(14,108)
Recoveries	1,585	—	70	122	13	389	2,179
Net charge-offs	(4,332)	(105)	(558)	(4,283)	(2,381)	(270)	(11,929)
Provision for (recovery of) credit losses on loans	18,341	4,766	18,236	35,561	948	(402)	77,450
Ending balance	$59,676	$21,784	$65,703	$135,572	$1,935	$6,100	$290,770
Period-End Amount Allocated to:
Individually evaluated	$9,604	$1,993	$—	$16,068	$—	$270	$27,935
Collectively evaluated	50,072	19,791	65,703	119,504	1,935	5,830	262,835
Ending balance	$59,676	$21,784	$65,703	$135,572	$1,935	$6,100	$290,770
Loans:
Individually evaluated	$20,316	$16,045	$4,776	$65,012	$899	$270	$107,318
Collectively evaluated	2,646,607	1,323,922	4,869,903	9,405,122	88,669	121,906	18,456,129
Ending balance	$2,666,923	$1,339,967	$4,874,679	$9,470,134	$89,568	$122,176	$18,563,447

Nonaccruing loans with no allowance for credit losses	$—	$2,332	$4,275	$14,362	$899	$—	$21,868

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total

Three Months Ended June 30, 2024
Allowance for credit losses:
Beginning balance	$45,921	$17,317	$47,566	$78,725	$2,554	$8,969	$201,052
Charge-offs	(186)	—	(208)	(5,727)	—	(251)	(6,372)
Recoveries	525	—	25	99	10	232	891
Net recoveries (charge-offs)	339	—	(183)	(5,628)	10	(19)	(5,481)
(Recovery of) provision for credit losses on loans	(1,309)	1,579	38	4,028	(49)	13	4,300
Ending balance	$44,951	$18,896	$47,421	$77,125	$2,515	$8,963	$199,871
Six Months Ended June 30, 2024
Allowance for credit losses:
Beginning balance	$43,980	$18,612	$47,283	$77,020	$2,515	$9,168	$198,578
Initial impact of purchased credit deteriorated loans acquired during the period	—	—	—	—	—	—	—
Charge-offs	(535)	—	(290)	(5,727)	—	(730)	(7,282)
Recoveries	871	—	73	105	18	570	1,637
Net recoveries (charge-offs)	336	—	(217)	(5,622)	18	(160)	(5,645)
Provision for (recovery of) credit losses on loans	635	284	355	5,727	(18)	(45)	6,938
Ending balance	$44,951	$18,896	$47,421	$77,125	$2,515	$8,963	$199,871
Period-End Amount Allocated to:
Individually evaluated	$8,514	$—	$—	$1,220	$—	$270	$10,004
Collectively evaluated	36,437	18,896	47,421	75,905	2,515	8,693	189,867
Ending balance	$44,951	$18,896	$47,421	$77,125	$2,515	$8,963	$199,871
Loans:
Individually evaluated	$14,211	$—	$6,942	$32,579	$—	$270	$54,002
Collectively evaluated	1,833,551	1,355,425	3,428,876	5,733,899	102,996	96,006	12,550,753
Ending balance	$1,847,762	$1,355,425	$3,435,818	$5,766,478	$102,996	$96,276	$12,604,755

Nonaccruing loans with no allowance for credit losses	$230	$—	$6,318	$20,640	$—	$—	$27,188

The Company recorded a provision for credit losses on loans of $75,400 during the second quarter of 2025, as compared to a provision for credit losses on loans of $4,300 recorded in the second quarter of 2024. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. The provision for credit losses on loans of $75,400 in the second quarter of 2025 was primarily driven by the Day 1 acquisition provision related to the merger with The First, as well as loan growth and changes in credit metrics that influenced the Company’s expectations of future losses, including but not limited to the balance of nonperforming loans, underlying collateral values, and historical levels of charge-offs, all considered in the context of the existing balance of the allowance for credit losses.
Allowance for Credit Losses on Unfunded Loan Commitments
The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in the “Other liabilities” line item on the Consolidated Balance Sheets. For more information about the Company’s policies and procedures

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
for determining the amount of the allowance for credit losses on unfunded loan commitments, please refer to the discussion in Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.
The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Three Months Ended June 30,	2025	2024
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$17,643	$16,718
Provision for (recovery of) credit losses on unfunded loan commitments	5,922	(1,000)
Ending balance	$23,565	$15,718

Six Months Ended June 30,	2025	2024
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$14,943	$16,918
Provision for (recovery of) credit losses on unfunded loan commitments	8,622	(1,200)
Ending balance	$23,565	$15,718

The Company recorded a provision for credit losses on unfunded loan commitments of $5,922 during the second quarter of 2025, as compared to a recovery of credit losses on unfunded loan commitments of $1,000 recorded in the second quarter of 2024. The $5,922 provision for credit losses on unfunded commitments in the second quarter of 2025 was primarily driven by the $4,422 of Day 1 acquisition provision related to the merger with The First.
Note 6 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”), net of valuation allowances and direct write-downs, as of the dates presented:

	June 30, 2025	December 31, 2024
Residential real estate	$5,701	$2,966
Commercial real estate	4,426	5,681
Residential land development	24	19
Commercial land development	1,599	7
Total	$11,750	$8,673

Changes in the Company’s OREO were as follows:

Total OREO
Balance at January 1, 2025	$8,673
Acquired OREO	11,109
Transfers of loans	4,281
Impairments	(585)
Dispositions	(11,713)
Other	(15)
Balance at June 30, 2025	$11,750

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
At June 30, 2025 and December 31, 2024, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $390 and $505, respectively.
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Repairs and maintenance	$155	$147	$229	$211
Property taxes and insurance	48	23	97	52
Impairments	21	39	585	67
Net gains on OREO sales	(63)	(102)	(65)	(115)
Rental income	(4)	(2)	(4)	(3)
Total	$157	$105	$842	$212

Note 7 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the six months ended June 30, 2025 are set forth in the table below.

	Community Banks	Total
Balance at January 1, 2025	$988,898	$988,898
Additions to goodwill from The First merger	430,884	430,884
Balance at June 30, 2025	$1,419,782	$1,419,782

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2025
Core deposit intangibles	$242,102	$(81,321)	$160,781
Customer relationship intangible	7,670	(4,700)	2,970
Total finite-lived intangible assets	$249,772	$(86,021)	$163,751
December 31, 2024
Core deposit intangibles	$82,492	$(71,881)	$10,611
Customer relationship intangible	7,670	(4,176)	3,494
Total finite-lived intangible assets	$90,162	$(76,057)	$14,105

Amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Amortization expense for:
Core deposit intangibles	$8,622	$888	$9,440	$1,802
Customer relationship intangible	262	298	524	596
Total intangible amortization	$8,884	$1,186	$9,964	$2,398

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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
There was no valuation adjustment on MSRs during the six months ended June 30, 2025 or 2024.
Changes in the Company’s MSRs were as follows:

Balance at January 1, 2025	$72,991
Sale of MSRs	(7,886)
Capitalization	4,021
Amortization	(4,587)
Balance at June 30, 2025	$64,539

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

	June 30, 2025	December 31, 2024
Unpaid principal balance	$5,529,115	$5,874,481

Weighted-average prepayment speed (CPR)	9.84%	8.87%
Estimated impact of a 10% increase	$(2,816)	$(3,066)
Estimated impact of a 20% increase	(5,437)	(5,941)

Discount rate	10.49%	11.09%
Estimated impact of a 10% increase	$(3,193)	$(3,924)
Estimated impact of a 20% increase	(6,151)	(7,557)

Weighted-average coupon interest rate	4.45%	4.13%
Weighted-average servicing fee (basis points)	34.11	36.06
Weighted-average remaining maturity (in years)	7.1	7.5

The Company recorded servicing fees of $3,001 and $3,780 for the three months ended June 30, 2025 and 2024, respectively, and $6,656 and $7,869 for the six months ended June 30, 2025 and 2024, respectively, all of which are included in “Mortgage banking income” in the Consolidated Statements of Income.

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
Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest cost	$237	$227	$5	$6
Expected return on plan assets	(267)	(248)	—	—
Recognized actuarial loss (gain)	122	129	(22)	(24)
Net periodic benefit cost (return)	$92	$108	$(17)	$(18)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest cost	$474	$454	$10	$11
Expected return on plan assets	(534)	(496)	—	—
Recognized actuarial loss (gain)	243	258	(44)	(47)
Net periodic benefit cost (return)	$183	$216	$(34)	$(36)

Incentive Compensation Plans
The Company maintains the 2020 Long-Term Incentive Compensation Plan, a long-term equity compensation plan that provides for the award of restricted stock and the grant of stock options. The Company awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to non-employee directors, executives, and other officers and employees.
The following table summarizes the changes in restricted stock as of and for the six months ended June 30, 2025:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	203,115	$34.32	801,181	$35.08
Awarded	75,644	36.17	342,020	35.24
Vested	—	—	(247,442)	37.03
Cancelled	—	—	(9,140)	35.17
Nonvested at end of period	278,759	$34.82	886,619	$34.60

The Company inherited a separate long-term equity compensation plan, The First Bancshares, Inc. 2007 Stock Incentive Plan (as amended, the “2007 Stock Incentive Plan”) through its merger with The First. Awards outstanding as of the date of the merger were converted into adjusted restricted stock awards in respect to Renasant common stock, subject to the same terms and conditions.
The following table summarizes the changes in restricted stock since the merger date for the three months ended June 30, 2025:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	—	$—
Awarded (converted)	426,321	33.93
Vested	(1,000)	33.93
Cancelled	—	—
Nonvested at end of period	425,321	$33.93

During the six months ended June 30, 2025, the Company reissued 208,299 shares from treasury in connection with awards of restricted stock. The Company recorded total stock-based compensation expense of $4,304 and $3,374 for the three months ended June 30, 2025 and 2024, respectively, and $8,084 and $7,366 for the six months ended June 30, 2025 and 2024, respectively.
There were no stock options granted or outstanding, nor compensation expense associated with options recorded, during the six months ended June 30, 2025 or 2024.

Note 10 – Derivative Instruments
(In Thousands)
The Company uses certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions.
Non-hedge derivatives
The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations (which are included within the “interest rate contracts” line items in the tables below). To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures.
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable-rate residential mortgage loans. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

	Balance Sheet	June 30, 2025		December 31, 2024
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$1,429,422	$29,332	$877,051	$14,071
Interest rate lock commitments	Other Assets	165,367	2,727	64,365	861
Forward commitments	Other Assets	—	—	174,000	1,242
Totals		$1,594,789	$32,059	$1,115,416	$16,174
Derivative liabilities:
Interest rate contracts	Other Liabilities	$1,429,734	$29,353	$880,371	$14,094
Interest rate lock commitments	Other Liabilities	1,642	14	1,829	122
Forward commitments	Other Liabilities	354,000	3,397	52,000	86
Totals		$1,785,376	$32,764	$934,200	$14,302
Gains and losses included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the dates presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest rate contracts:
Included in interest income on loans	$6,092	$3,239	$8,981	$6,430
Interest rate lock commitments:
Included in mortgage banking income	525	(420)	1,973	388
Forward commitments
Included in mortgage banking income	(2,033)	284	(4,552)	2,351
Total	$4,584	$3,103	$6,402	$9,169
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
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	June 30, 2025		December 31, 2024
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$130,000	$18,022	$130,000	$22,780
Interest rate collars	Other Assets	450,000	548	—	—
Total		$580,000	$18,570	$130,000	$22,780
Derivative liabilities:
Interest rate collars	Other Liabilities	$—	$—	$450,000	$598
Totals		$—	$—	$450,000	$598
Changes in fair value of cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
earnings. The ineffective portions of the changes in fair value of the hedging instruments are immediately recognized in earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. There were no ineffective portions for the six months ended June 30, 2025 or 2024. The impact on other comprehensive income for the six months ended June 30, 2025 and 2024 is discussed in Note 13, “Other Comprehensive Income.”
Derivatives designated as fair value hedges
Fair value hedges protect against changes in the fair value of an asset, liability, or firm commitment. The Company enters into interest rate swap agreements to manage interest rate exposure on certain of the Company’s fixed-rate subordinated notes. The agreements convert the fixed interest rates to variable interest rates.
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	June 30, 2025		December 31, 2024
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$13,440	$100,000	$17,369
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Three Months Ended June 30,		Six Months Ended June 30,
	Location	2025	2024	2025	2024
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$1,691	$173	$3,929	$(1,338)
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$(1,691)	$(173)	$(3,928)	$1,338
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Long-term debt	$85,663	$81,648	$13,440	$17,369

Credit Derivatives
The Company has both bought and sold credit protection in the form of risk participation agreements. These risk participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to help its commercial customers manage their exposure to interest rate fluctuations. Risk participations in which credit protection has been purchased entitle the Company to receive a payment from the counterparty if the customer fails to make payment on any amounts due to the Company upon early termination of the swap transaction. The Company’s bought risk participation agreements have maturities between 2028 and 2030. For contracts where the Company sold credit protection, it would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. The Company’s sold risk participation agreements have maturities between 2025 and 2030.
The maximum potential amount of future payments under these contracts as of June 30, 2025 was approximately $1,252. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of risk participation agreements at June 30, 2025 and 2024 was immaterial.
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Gross amounts recognized	$23,925	$34,505	$22,191	$28,550
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	23,925	34,505	22,191	28,550
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments	18,794	27,939	18,794	27,939
Financial collateral pledged	—	—	1,321	611
Net amounts	$5,131	$6,566	$2,076	$—

Note 11 – Income Taxes

For the six months ended June 30, 2025 and 2024, the effective tax rate was 22.14% and 20.01%, respectively. The year-over-year increase in the Company’s effective tax rate was driven primarily by increases in nondeductible expenses, primarily related to the Company’s merger with The First, and increases in state taxes. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income, and adjusting for discrete items that occurred during the period.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
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
Derivative instruments: Most of the Company’s derivative contracts are extensively traded in over-the-counter markets and are valued using discounted cash flow models which incorporate observable market-based inputs including current market interest rates, credit spreads, and other factors. Such instruments are categorized within Level 2 of the fair value hierarchy and include interest rate swaps, interest rate collars and other interest rate contracts such as risk participations, interest rate caps and/or floors. The Company’s interest rate lock commitments are valued using current market prices for mortgage-backed securities with similar characteristics, adjusted for certain factors including servicing and risk. The value of the Company’s forward commitments is based on current prices for securities backed by similar types of loans. Because these assumptions are observable in active markets, the Company’s interest rate lock commitments and forward commitments are categorized within Level 2 of the fair value hierarchy.
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
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
June 30, 2025
Financial assets:
Securities available for sale	$—	$2,471,487	$—	$2,471,487
Derivative instruments	—	50,629	—	50,629
Mortgage loans held for sale in loans held for sale	—	356,791	—	356,791
Total financial assets	$—	$2,878,907	$—	$2,878,907
Financial liabilities:
Derivative instruments:	$—	$46,204	$—	$46,204

	Level 1	Level 2	Level 3	Totals
December 31, 2024
Financial assets:
Securities available for sale	$—	$831,013	$—	$831,013
Derivative instruments	—	38,954	—	38,954
Mortgage loans held for sale in loans held for sale	—	246,171	—	246,171
Total financial assets	$—	$1,116,138	$—	$1,116,138
Financial liabilities:
Derivative instruments	$—	$32,268	$—	$32,268

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the six months ended June 30, 2025.
For the six months ended June 30, 2025 and 2024, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

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

June 30, 2025	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$42,838	$42,838
OREO	—	—	3,151	3,151
Total	$—	$—	$45,989	$45,989

December 31, 2024	Level 1	Level 2	Level 3	Totals
Individually evaluated loans, net of allowance for credit losses	$—	$—	$38,374	$38,374
OREO	—	—	$3,666	3,666
Total	$—	$—	$42,040	$42,040

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Individually evaluated loans: Individually evaluated loans are reviewed and evaluated for credit losses on at least a quarterly basis for additional impairment and adjusted accordingly, taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Individually evaluated loans that were measured or re-measured at fair value had a carrying value of $65,862 and $53,157 at June 30, 2025 and December 31, 2024, respectively, and a specific reserve for these loans of $23,024 and $14,782 was included in the allowance for credit losses as of such dates.
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
The following table presents, as of the dates presented, OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets at period-end:

	June 30, 2025	December 31, 2024
Carrying amount prior to remeasurement	$3,736	$4,038
Impairment recognized in results of operations	(585)	(372)
Fair value	$3,151	$3,666

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at June 30, 2025 and December 31, 2024. There were no valuation adjustments on MSRs during the six months ended June 30, 2025 or 2024.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table presents information as of June 30, 2025 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Individually evaluated loans, net of allowance for credit losses	$42,838	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$3,151	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

Fair Value Option
The Company has elected to measure all mortgage loans held for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.
A net gain of $5,209 and net loss of $251 resulting from fair value changes of these mortgage loans were recorded in income during the six months ended June 30, 2025 and 2024, respectively. These amounts do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2025 and December 31, 2024:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2025
Mortgage loans held for sale measured at fair value	$356,791	$349,629	$7,162

December 31, 2024
Mortgage loans held for sale measured at fair value	$246,171	$244,218	$1,953

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of June 30, 2025	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,378,612	$1,378,612	$—	$—	$1,378,612
Securities held to maturity	1,076,817	—	984,359	—	984,359
Securities available for sale	2,471,487	—	2,471,487	—	2,471,487
Loans held for sale	356,791	—	356,791	—	356,791
Loans, net	18,272,677	—	—	18,123,260	18,123,260
Mortgage servicing rights	64,539	—	—	80,772	80,772
Derivative instruments	50,629	—	50,629	—	50,629
Financial liabilities
Deposits	$21,582,637		$21,567,625	$—	$21,567,625
Short-term borrowings	405,349	405,349	—	—	405,349
Junior subordinated debentures	140,079	—	125,033	—	125,033
Subordinated notes	416,896	—	405,750	—	405,750
Derivative instruments	46,204	—	46,204	—	46,204

		Fair Value
As of December 31, 2024	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,092,032	$1,092,032	$—	$—	$1,092,032
Securities held to maturity	1,126,112	—	1,002,544	—	1,002,544
Securities available for sale	831,013	—	831,013	—	831,013
Loans held for sale	246,171	—	246,171	—	246,171
Loans, net	12,683,264	—	—	12,340,638	12,340,638
Mortgage servicing rights	72,991	—	—	96,290	96,290
Derivative instruments	38,954	—	38,954	—	38,954
Financial liabilities
Deposits	$14,572,612		$14,570,304	$—	$14,570,304
Short-term borrowings	108,018	108,018	—	—	108,018
Junior subordinated debentures	113,916	—	100,668	—	100,668
Subordinated notes	316,698	—	295,868	—	295,868
Derivative instruments	32,268	—	32,268	—	32,268

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 13 – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended June 30, 2025
Securities available for sale:
Unrealized holding gains on securities	$9,040	$2,282	$6,758
Amortization of unrealized holding losses on securities transferred to the held to maturity category	2,840	727	2,113
Total securities available for sale	11,880	3,009	8,871
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,835)	(470)	(1,365)
Total derivative instruments	(1,835)	(470)	(1,365)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	100	26	74
Total defined benefit pension and post-retirement benefit plans	100	26	74
Total other comprehensive income	$10,145	$2,565	$7,580
Three months ended June 30, 2024
Securities available for sale:
Unrealized holding gains on securities	$648	$180	$468
Amortization of unrealized holding losses on securities transferred to the held to maturity category	3,252	831	2,421
Total securities available for sale	3,900	1,011	2,889
Derivative instruments:
Unrealized holding losses on derivative instruments	(188)	(47)	(141)
Total derivative instruments	(188)	(47)	(141)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	105	26	79
Total defined benefit pension and post-retirement benefit plans	105	26	79
Total other comprehensive income	$3,817	$990	$2,827

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Six months ended June 30, 2025
Securities available for sale:
Unrealized holding gains on securities	$35,727	$8,999	$26,728
Amortization of unrealized holding losses on securities transferred to the held to maturity category	5,884	1,506	4,378
Total securities available for sale	41,611	10,505	31,106
Derivative instruments:
Unrealized holding losses on derivative instruments	(3,612)	(925)	(2,687)
Total derivative instruments	(3,612)	(925)	(2,687)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	199	51	148
Total defined benefit pension and post-retirement benefit plans	199	51	148
Total other comprehensive income	$38,198	$9,631	$28,567

Six months ended June 30, 2024
Securities available for sale:
Unrealized holding losses on securities	$(5,544)	$(1,378)	$(4,166)
Amortization of unrealized holding losses on securities transferred to the held to maturity category	6,527	1,668	4,859
Total securities available for sale	983	290	693
Derivative instruments:
Unrealized holding losses on derivative instruments	(953)	(242)	(711)
Total derivative instruments	(953)	(242)	(711)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	211	53	158
Total defined benefit pension and post-retirement benefit plans	211	53	158
Total other comprehensive income	$241	$101	$140

The accumulated balances for each component of other comprehensive loss, net of tax, were as follows as of the dates presented:

	June 30, 2025	December 31, 2024
Unrealized losses on securities	$(121,828)	$(152,934)
Unrealized gains on derivative instruments	14,742	17,429
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(6,955)	(7,103)
Total accumulated other comprehensive loss	$(114,041)	$(142,608)

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

	Three Months Ended
	June 30,
	2025	2024
Basic
Net income applicable to common stock	$1,018	$38,846
Average common shares outstanding	94,580,927	56,342,909
Net income per common share - basic	$0.01	$0.69
Diluted
Net income applicable to common stock	$1,018	$38,846
Average common shares outstanding	94,580,927	56,342,909
Effect of dilutive stock-based compensation	555,233	341,717
Average common shares outstanding - diluted	95,136,160	56,684,626
Net income per common share - diluted	$0.01	$0.69

	Six Months Ended
	June 30,
	2025	2024
Basic
Net income applicable to common stock	$42,536	$78,255
Average common shares outstanding	79,209,073	56,275,628
Net income per common share - basic	$0.54	$1.39
Diluted
Net income applicable to common stock	$42,536	$78,255
Average common shares outstanding	79,209,073	56,275,628
Effect of dilutive stock-based compensation	462,702	332,319
Average common shares outstanding - diluted	79,671,775	56,607,947
Net income per common share - diluted	$0.53	$1.38

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	June 30,
	2025	2024
Number of shares	500	1,000

	Six Months Ended
	June 30,
	2025	2024
Number of shares	1,400	5,449

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital, risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	June 30, 2025		December 31, 2024
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$2,314,564	9.36%	$1,935,522	11.34%
Common Equity Tier 1 Capital to Risk-Weighted Assets	2,314,564	11.08%	1,825,197	12.73%
Tier 1 Capital to Risk-Weighted Assets	2,314,564	11.08%	1,935,522	13.50%
Total Capital to Risk-Weighted Assets	3,128,661	14.97%	2,449,129	17.08%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$2,480,714	10.05%	$1,843,123	10.80%
Common Equity Tier 1 Capital to Risk-Weighted Assets	2,480,714	11.88%	1,843,123	12.85%
Tier 1 Capital to Risk-Weighted Assets	2,480,714	11.88%	1,843,123	12.85%
Total Capital to Risk-Weighted Assets	2,742,024	13.13%	2,022,737	14.10%

The Company elected to take advantage of transitional relief offered by the Federal Reserve and the FDIC to delay for two years the estimated impact of ASC Topic 326, “Financial Instruments - Credit Losses” (“ASC 326”), often referred to as CECL, on regulatory capital, followed by a three-year transitional period to phase out the capital benefit provided by the two-year delay. The three-year transitional period began on January 1, 2022; the Company’s and the Bank’s capital ratios at June 30, 2025 now fully reflect the impact of ASC 326.

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
In order to give the CODM a more precise indication of the income and expenses controlled by each segment, the results of operations for each segment reflect its own direct revenues and expenses. Indirect revenues and expenses, including but not limited to income from the Company’s investment portfolio, as well as certain costs associated with data processing and back office functions, primarily support the operations of the community banks and, therefore, are included in the results of the Community Banks segment. Included in “Other” are the operations of the holding company and other eliminations that are necessary for purposes of reconciling to the consolidated amounts. Accounting policies for each segment are the same as those described in Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.
The following tables provide financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Wealth Management	Other	Consolidated
Three months ended June 30, 2025
Total interest income	$343,875	$—	$23	$343,898
Total interest expense	116,242	—	8,797	125,039
Net interest income (loss)	$227,633	$—	$(8,774)	$218,859
Provision for credit losses	81,322	—	—	81,322
Noninterest income (loss)	41,424	7,406	(496)	48,334
Salaries and employee benefits	95,985	3,557	—	99,542
Net occupancy and equipment	17,112	214	33	17,359
Other segment expenses(1)	65,276	1,123	(96)	66,303
Income (loss) before income taxes	$9,362	$2,512	$(9,207)	$2,667
Income tax expense (benefit)	3,917	134	(2,402)	1,649
Net income (loss)	$5,445	$2,378	$(6,805)	$1,018
Total assets	$26,598,942	$6,110	$19,923	$26,624,975
Goodwill	1,419,782	—	—	1,419,782

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Three months ended June 30, 2024
Total interest income	$219,708	$461	$16	$26	$220,211
Total interest expense	88,284	—	—	6,901	95,185
Net interest income (loss)	$131,424	$461	$16	$(6,875)	$125,026
Provision for credit losses	3,300	—	—	—	3,300
Noninterest income (loss)	29,729	2,877	6,568	(412)	38,762
Salaries and employee benefits	65,723	1,839	3,169	—	70,731
Net occupancy and equipment	11,513	131	200	—	11,844
Other segment expenses(2)	27,381	275	1,382	363	29,401
Income (loss) before income taxes	$53,236	$1,093	$1,833	$(7,650)	$48,512
Income tax expense (benefit)	11,276	284	80	(1,974)	9,666
Net income (loss)	$41,960	$809	$1,753	$(5,676)	$38,846
Total assets	$17,462,835	$41,988	$5,043	$525	$17,510,391
Goodwill	988,898	2,767	—	—	991,665

	Community Banks	Wealth Management	Other	Consolidated
Six months ended June 30, 2025
Total interest income	$564,182	$—	$46	$564,228
Total interest expense	195,876	—	15,296	211,172
Net interest income (loss)	$368,306	$—	$(15,250)	$353,056
Provision for credit losses	86,072	—	—	86,072
Noninterest income (loss)	70,785	14,881	(937)	84,729
Salaries and employee benefits	164,139	7,360	—	171,499
Net occupancy and equipment	28,662	418	33	29,113
Other segment expenses(1)	93,962	2,104	402	96,468
Income (loss) before income taxes	$66,256	$4,999	$(16,622)	$54,633
Income tax expense (benefit)	16,120	237	(4,260)	12,097
Net income (loss)	$50,136	$4,762	$(12,362)	$42,536
Total assets	$26,598,942	$6,110	$19,923	$26,624,975
Goodwill	1,419,782	—	—	1,419,782

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Six months ended June 30, 2024
Total interest income	$432,363	$942	$32	53	$433,390
Total interest expense	171,253	—	—	13,821	185,074
Net interest income (loss)	$261,110	$942	$32	$(13,768)	$248,316
Provision for credit losses	5,738	—	—	—	5,738
Noninterest income (loss)	61,220	6,473	13,201	(751)	80,143
Salaries and employee benefits	132,124	3,619	6,458	—	142,201
Net occupancy and equipment	22,617	220	396	—	23,233
Other segment expenses(2)	55,043	553	3,082	776	59,454
Income (loss) before income taxes	$106,808	$3,023	$3,297	$(15,295)	$97,833
Income tax expense (benefit)	22,640	785	100	(3,947)	19,578
Net income (loss)	$84,168	$2,238	$3,197	$(11,348)	$78,255
Total assets	$17,462,835	$41,988	$5,043	$525	$17,510,391
Goodwill	988,898	2,767	—	—	991,665

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
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
(2)    Other segment expenses for Community Banks include data processing, other real estate owned, legal and professional fees, advertising and public relations, intangible amortization, communications and other miscellaneous expenses. Other segment expenses for Insurance included data processing, legal and professional fees, advertising and public relations, communications and other miscellaneous expenses. Other segment expenses for Wealth Management include data processing, legal and professional fees, advertising and public relations, intangible amortization, communications and other miscellaneous expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
This Form 10-Q may contain or incorporate by reference statements regarding Renasant Corporation (referred to herein as the “Company”, “Renasant”, “we”, “our”, or “us”) that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements preceded by, followed by or that otherwise include the words “believes,” “expects”, “projects,” “anticipates,” “intends,” “estimates,” “plans,” “potential,” “focus,” “possible,” “may increase,” “may fluctuate,” “will likely result,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could,” are generally forward-looking in nature and not historical facts. Forward-looking statements include information about the Company’s future financial performance, business strategy, projected plans and objectives and are based on the current beliefs and expectations of management. The Company’s management believes these forward-looking statements are reasonable, but they are all inherently subject to significant business, economic and competitive risks and uncertainties, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ from those indicated or implied in the forward-looking statements, and such differences may be material. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and, accordingly, investors should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.
Important factors currently known to management that could cause our actual results to differ materially from those in forward-looking statements include the following: (i) the Company’s ability to efficiently integrate acquisitions (including its recently-completed merger with The First Bancshares, Inc. (“The First”)) into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management (including the possibility that such cost savings will not be realized when expected, or at all, as a result of the impact of, or challenges arising from, the integration of the acquired assets and assumed liabilities into the Company, potential adverse reactions or changes to business or employee relationships, or as a result of other unexpected factors or events); (ii) potential exposure to unknown or contingent risks and liabilities we have acquired, or may acquire, or target for acquisition, including in connection with the Company’s merger with The First; (iii) the effect of economic conditions and interest rates on a national, regional or international basis; (iv) timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (v) competitive pressures in the consumer finance, commercial finance, financial services, asset management, retail banking, factoring, mortgage lending and auto lending industries; (vi) the financial resources of, and products available from, competitors; (vii) changes in laws and regulations as well as changes in accounting standards; (viii) changes in governmental and regulatory policy, whether applicable specifically to financial institutions or impacting the United States generally (such as, for example, changes in trade policy); (ix) increased scrutiny by, and/or additional regulatory requirements of, regulatory agencies as a result of the Company’s merger with The First; (x) changes in the securities and foreign exchange markets; (xi) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (xii) changes in the quality or composition of the Company’s loan or investment securities portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers of investment securities, or the impact of interest rates on the value of our investment portfolio; (xiii) an insufficient allowance for credit losses as a result of inaccurate assumptions; (xiv) changes in the sources and costs of the capital we use to make loans and otherwise fund our operations, due to deposit outflows, changes in the mix of deposits and the cost and availability of borrowings; (xv) general economic, market or business conditions, including the impact of inflation; (xvi) changes in demand for loan and deposit products and other financial services; (xvii) concentrations of credit or deposit exposure; (xviii) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; (xix) increased cybersecurity risk, including potential network breaches, business disruptions or financial losses; (xx) civil unrest, natural disasters, epidemics and other catastrophic events in the Company’s geographic area; (xxi) geopolitical conditions, including acts or threats of terrorism and actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad; (xxii) the impact, extent and timing of technological changes; and (xxiii) other circumstances, many of which are beyond management’s control. Management believes that the assumptions underlying the Company’s forward-looking statements are reasonable, but any of the assumptions could prove to be inaccurate.
The Company undertakes no obligation, and specifically disclaims any obligation, to update or revise forward-looking statements, whether as a result of new information or to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by federal securities laws.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at June 30, 2025 compared to December 31, 2024.
Mergers and Acquisitions
On April 1, 2025 the Company completed its merger with The First. At closing, The First merged with and into the Company, with the Company the surviving corporation in the merger; immediately thereafter, The First Bank merged with and into Renasant Bank, with Renasant Bank the surviving banking corporation in the merger. For more information, including the fair value of assets acquired and liabilities assumed, see Note 2, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Assets
Total assets were $26,624,975 at June 30, 2025, compared to $18,034,868 at December 31, 2024. The acquisition of The First increased total assets $7,988,327 at April 1, 2025.
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

	June 30, 2025		December 31, 2024
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of states and political subdivisions	$548,044	15.45%	$302,596	15.46%
Mortgage-backed securities	2,578,032	72.65	1,472,918	75.26
Other debt securities	422,260	11.90	181,643	9.28
	$3,548,336	100.00%	$1,957,157	100.00%
Allowance for credit losses - held to maturity securities	(32)		(32)
Securities, net of allowance for credit losses	$3,548,304		$1,957,125
The merger with The First contributed approximately $1,457,203 to the securities portfolio at April 1, 2025. The Company purchased $946,095 and $52,679 in investment securities during the six months ended June 30, 2025 and 2024, respectively.
Proceeds from maturities, calls and principal payments on securities during the first six months of 2025 totaled $165,377. Shortly after the merger with The First, certain securities from the acquired portfolio were sold at carrying value, resulting in net proceeds of $686,485. No gain or loss on sales of securities was recorded in the first half of 2025. Proceeds from the maturities, calls and principal payments on securities during the first six months of 2024 totaled $93,085. During the first quarter of 2024, the Company sold from the available for sale portfolio municipal securities, residential mortgage backed securities and commercial mortgage backed securities for net proceeds of $177,185. The Company intended to sell these securities as of December 31, 2023; therefore, the Company impaired the securities and recognized the loss in net income as of December 31, 2023. The carrying value of the securities immediately prior to the impairment was $196,537, and the impairment charge was $19,352. No loss on sales of securities was recorded in the first six months of 2024.
During the third quarter of 2022, the Company transferred, at fair value, $882,927 of securities from the available for sale portfolio to the held to maturity portfolio as the Company has the intent and ability to hold these securities until their maturity. The related net unrealized losses of $99,675 (after tax losses of $74,307) remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. At June 30, 2025, the net unrealized after tax losses remaining to be amortized in accumulated other comprehensive income (loss) was $44,668. No gains or losses were recognized at the time of transfer.
For more information about the Company’s security portfolio, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.

Loans Held for Sale
Loans held for sale, which consist of residential mortgage loans being held until they are sold in the secondary market, were $356,791 at June 30, 2025, as compared to $246,171 at December 31, 2024. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Loans
Total loans, excluding loans held for sale, were $18,563,447 at June 30, 2025 and $12,885,020 at December 31, 2024. The acquisition of The First increased total loans $5,196,239 at April 1, 2025.
The table below sets forth the balance of loans outstanding, net of unearned income and excluding loans held for sale, by loan type and the percentage of each loan type to total loans as of the dates presented:

	June 30, 2025		December 31, 2024
	Total Loans	Percentage of Total Loans	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural	$2,666,923	14.37%	$1,885,817	14.64%
Lease financing, net of unearned income	89,568	0.48	90,591	0.70
Real estate – construction:
Residential	380,040	2.05	256,655	1.99
Commercial	959,927	5.17	836,998	6.50
Total real estate – construction	1,339,967	7.22	1,093,653	8.49
Real estate – 1-4 family mortgage:
Primary	3,082,720	16.61	2,428,076	18.84
Home equity	722,389	3.89	544,158	4.22
Rental/investment	843,334	4.54	402,938	3.13
Land development	226,236	1.22	113,705	0.88
Total real estate – 1-4 family mortgage	4,874,679	26.26	3,488,877	27.07
Real estate – commercial mortgage:
Owner-occupied	3,288,006	17.71	1,894,679	14.70
Non-owner occupied	5,953,136	32.07	4,226,937	32.81
Land development	228,992	1.23	114,452	0.89
Total real estate – commercial mortgage	9,470,134	51.01	6,236,068	48.40
Installment loans to individuals	122,176	0.66	90,014	0.70
Total loans, net of unearned income	$18,563,447	100.00%	$12,885,020	100.00%
Loan concentrations are considered to exist when there are loans to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2025, there were no concentrations of loans exceeding 10% of total loans other than loans disclosed in the table above. Non-owner occupied commercial mortgage term loans was the largest concentration and comprised 32.07% of total loans at June 30, 2025. The following table presents the loan segments, determined by collateral type, within the non-owner occupied commercial mortgage loan category as of the date presented.

	June 30, 2025
	Balance	Average Loan Size	Percentage of Total Loans	Weighted-Average Loan-to-Value	Percentage 30-89 Days Past Due	Percentage Non-performing
Hotels	$761,812	$4,481	4.10%	55%	0.32%	—%
Self Storage	550,286	2,493	2.97	54	0.04	—
Multi-Family	1,321,246	2,713	7.12	52	—	0.06
Office - Medical	352,800	2,063	1.90	49	0.06	—
Office - Non-Medical	510,623	844	2.75	56	0.03	6.46
Retail	1,066,880	1,169	5.75	54	0.08	0.26
Senior Housing	365,341	6,766	1.97	61	—	3.22
Warehouse/Industrial	861,722	2,244	4.64	54	—	0.09
Other	162,426	944	0.87	54	0.10	—
Total non-owner occupied commercial mortgage term loans	$5,953,136	$1,894	32.07%	54%	0.07%	0.82%
Bank-owned life insurance
The Company holds bank-owned life insurance policies (“BOLI”) on certain employees. The carrying value of these policies was $486,613 and $391,810 at June 30, 2025 and December 31, 2024, respectively. The Company acquired $146,601 of BOLI as a result of its merger with The First. The Company elected to surrender $56,255 of BOLI with below market yields during the first quarter of 2025. The proceeds were deployed into higher yielding assets.
Deposits
The Company relies on deposits as its primary source of funds. Total deposits were $21,582,637 and $14,572,612 at June 30, 2025 and December 31, 2024, respectively. Noninterest-bearing deposits were $5,356,153 and $3,403,981 at June 30, 2025 and December 31, 2024, respectively, while interest-bearing deposits were $16,226,484 and $11,168,631 at June 30, 2025 and December 31, 2024, respectively. The merger with The First increased total deposits at April 1, 2025 by $6,449,394, which consisted of $1,787,866 and $4,661,527 of noninterest-bearing deposit and interest-bearing deposits, respectively.
Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding brokered deposits and time deposits greater than $250,000). Noninterest-bearing deposits represented 24.82% of total deposits at June 30, 2025, as compared to 23.36% of total deposits at December 31, 2024. The slight increase in noninterest-bearing deposits as a percentage of total deposits was driven by the seasonal inflow of public fund deposits as well as the acquisition of The First as its noninterest-bearing deposits represented 27.72% of its total deposits on the date of acquisition. Under certain circumstances, management may elect to acquire non-core deposits (in the form of brokered deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms of the deposits and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin; business factors, described in the following paragraph, may lead us to obtain public deposits. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits were $3,916,060 and $2,256,461 at June 30, 2025 and December 31, 2024, respectively, and represented 18.14% and 15.48% of total deposits as of June 30, 2025 and December 31, 2024, respectively.
Borrowed Funds

Total borrowings may include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank of Dallas (the “FHLB”), borrowings from the Federal Reserve Discount Window, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically consist of federal funds purchased, securities sold under agreements to repurchase, and short-term FHLB advances. As a result of the acquisition of The First, short-term borrowings from the FHLB increased $298,250. The following table presents our short-term borrowings by type as of the dates presented:

	June 30, 2025	December 31, 2024
Security repurchase agreements	$5,349	$8,018
Short-term borrowings from the FHLB	400,000	100,000
	$405,349	$108,018
Long-term debt typically consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The Company acquired through its merger with The First subordinated notes and junior subordinated notes in the amounts of $95,262 and $25,653, respectively. The following table presents our long-term debt by type as of the dates presented:

	June 30, 2025	December 31, 2024
Junior subordinated debentures	$140,079	$113,916
Subordinated notes	416,896	316,698
	$556,975	$430,614
Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits (which has not been the case in recent periods). Advances from the FHLB are collateralized by a blanket lien on the Bank’s loans. The Company had $5,067,251 of availability on unused lines of credit with the FHLB at June 30, 2025, as compared to $4,004,630 at December 31, 2024. The Company also had credit available at the Federal Reserve Discount Window in the amount of $636,245.
The Company has issued subordinated notes, and the Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors, the proceeds of which were used to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired). The proceeds generated by the Company’s subordinated notes and trust preferred securities transactions have been used for general corporate purposes, including providing capital to support the Company’s growth organically or through strategic acquisitions, repaying indebtedness and financing investments and capital expenditures, and for investments in Renasant Bank as regulatory capital. The subordinated notes and trust preferred securities qualify as Tier 2 capital under current regulatory guidelines.
Results of Operations
Net Income
Net income for the second quarter of 2025 was $1,018 compared to net income of $38,846 for the second quarter of 2024. Basic and diluted earnings per share (“EPS”) for the second quarter of 2025 were $0.01, as compared to basic and diluted EPS of $0.69 for the second quarter of 2024. Net income for the six months ended June 30, 2025, was $42,536 compared to net income of $78,255 for the same period in 2024. Basic and diluted EPS were $0.54 and $0.53, respectively for the first six months of 2025 as compared to $1.39 and $1.38 for the first six months of 2024.
From time to time, the Company incurs expenses and charges or recognizes valuation adjustments in connection with certain transactions with respect to which management is unable to accurately predict when these items will be incurred or, when incurred, the amount of such items. The following table presents the impact of these items on reported EPS for the dates presented.

	Three Months Ended
	June 30, 2025			June 30, 2024
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$(20,479)	$(15,875)	$(0.17)	$—	$—	$—
Day 1 acquisition provision	(66,612)	(50,026)	(0.53)	$—	$—	$—
Gain on sale of MSR	1,467	1,102	0.01	$—	$—	$—

	Six Months Ended
	June 30, 2025			June 30, 2024
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion expenses	$(21,270)	$(16,470)	$(0.21)	$—	$—	$—
Day 1 acquisition provision	(66,612)	(50,026)	(0.63)	—	—	—
Gain on sale of MSR	1,467	1,102	0.01	3,472	2,777	0.05
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 82.17% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the second quarter of 2025. The primary concerns in managing net interest income are the volume, mix and repricing of assets and liabilities.
Net interest income was $218,859 and $353,056 for the three and six months ended June 30, 2025, as compared to $125,026 and $248,316 for the same period in 2024. On a tax equivalent basis, net interest income was $222,717 and $360,149 for the three and six months ended June 30, 2025, as compared to $127,598 and $253,448 for the same period in 2024.
The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category on a tax-equivalent basis for the periods presented:

	Three Months Ended June 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$18,448,000	$304,834	6.63%	$12,575,651	$200,670	6.41%
Loans held for sale	287,855	4,639	6.45	219,826	3,530	6.42
Securities:
Taxable	3,106,565	24,917	3.21	1,832,002	9,258	2.02
Tax-exempt(1)	462,732	4,309	3.72	263,937	1,451	2.20
Interest-bearing balances with banks	901,803	9,057	4.03	595,030	7,874	5.32
Total interest-earning assets	23,206,955	347,756	6.01	15,486,446	222,783	5.77
Cash and due from banks	357,338			187,519
Intangible assets	1,589,490			1,008,638
Other assets	1,029,082			688,766
Total assets	$26,182,865			$17,371,369
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$11,191,443	$76,542	2.74%	$7,094,411	$56,132	3.17%
Savings deposits	1,322,007	1,032	0.31	839,638	729	0.35
Brokered deposits	—	—	—	294,650	3,944	5.37
Time deposits	3,404,482	34,347	4.05	2,487,873	26,816	4.34
Total interest-bearing deposits	15,917,932	111,921	2.82	10,716,572	87,621	3.27
Borrowed funds	1,036,045	13,118	5.07	583,965	7,564	5.19
Total interest-bearing liabilities	16,953,977	125,039	2.96	11,300,537	95,185	3.37
Noninterest-bearing deposits	5,233,976			3,509,109
Other liabilities	249,861			223,992
Shareholders’ equity	3,745,051			2,337,731
Total liabilities and shareholders’ equity	$26,182,865			$17,371,369
Net interest income/net interest margin		$222,717	3.85%		$127,598	3.31%
(1)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which the Company operates.
(2)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

	Six Months Ended June 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$15,722,576	$504,338	6.47%	$12,491,814	$395,310	6.35%
Loans held for sale	244,626	7,647	6.25	187,604	5,838	6.22
Securities:
Taxable	2,498,428	35,888	2.87	1,861,909	18,763	2.02
Tax-exempt(1)	361,827	5,752	3.18	267,108	2,956	2.21
Interest-bearing balances with banks	863,486	17,696	4.13	582,683	15,655	5.40
Total interest-earning assets	19,690,943	571,321	5.84	15,391,118	438,522	5.72
Cash and due from banks	270,088			188,011
Intangible assets	1,297,622			1,009,232
Other assets	850,231			701,770
Total assets	$22,108,884			$17,290,131
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$9,522,800	$131,252	2.78%	$7,025,200	$108,632	3.10%
Savings deposits	1,069,134	1,743	0.33	850,018	1,459	0.34
Brokered deposits	—	—	—	370,129	9,931	5.38
Time deposits	2,941,920	58,312	3.99	2,403,646	50,212	4.20
Total interest-bearing deposits	13,533,854	191,307	2.85	10,648,993	170,234	3.21
Borrowed funds	797,714	19,865	5.00	573,182	14,840	5.19
Total interest-bearing liabilities	14,331,568	211,172	2.97	11,222,175	185,074	3.31
Noninterest-bearing deposits	4,326,445			3,513,860
Other liabilities	229,098			228,090
Shareholders’ equity	3,221,773			2,326,006
Total liabilities and shareholders’ equity	$22,108,884			$17,290,131
Net interest income/net interest margin		$360,149	3.68%		$253,448	3.30%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume and mix and pricing decisions. External factors include changes in market interest rates, competition and other factors affecting the banking industry in general, and the shape of the interest rate yield curve. The addition of The First’s loan portfolio, strong organic loan growth and the Federal Reserve lowering the federal funds rate by 100 basis points in the second half of 2024 were the largest contributing factors to the increase in net interest income for the three and six months ended June 30, 2025, as compared to the same periods in 2024. The lower interest rates, and the addition of The First’s deposits generated a positive impact to both the cost and mix of our funding sources. The Company has continued its efforts to mitigate increases in the cost of funding due to competition or otherwise through maintaining noninterest-bearing deposits and staying disciplined yet competitive in pricing on interest-bearing deposits in the current rate environment.

The following tables set forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three and six months ended June 30, 2025, as compared to the same periods in 2024 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute value of amounts calculated):

	Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
	Volume	Rate	Net
Interest income:
Loans held for investment	$97,032	$7,132	$104,164
Loans held for sale	1,093	16	1,109
Securities:
Taxable	8,479	7,180	15,659
Tax-exempt	1,491	1,367	2,858
Interest-bearing balances with banks	3,379	(2,196)	1,183
Total interest-earning assets	111,474	13,499	124,973
Interest expense:
Interest-bearing demand deposits	28,710	(8,300)	20,410
Savings deposits	391	(88)	303
Brokered deposits	(3,944)	—	(3,944)
Time deposits	9,387	(1,856)	7,531
Borrowed funds	5,728	(174)	5,554
Total interest-bearing liabilities	40,272	(10,418)	29,854
Change in net interest income	$71,202	$23,917	$95,119

	Six months ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
	Volume	Rate	Net
Interest income:
Loans held for investment	$101,604	$7,424	$109,028
Loans held for sale	1,781	28	1,809
Securities:
Taxable	7,676	9,449	17,125
Tax-exempt	1,249	1,547	2,796
Interest-bearing balances with banks	3,824	(1,783)	2,041
Total interest-earning assets	116,134	16,665	132,799
Interest expense:
Interest-bearing demand deposits	26,122	(3,502)	22,620
Savings deposits	293	(9)	284
Brokered deposits	(9,931)	—	(9,931)
Time deposits	8,656	(556)	8,100
Borrowed funds	5,087	(62)	5,025
Total interest-bearing liabilities	30,227	(4,129)	26,098
Change in net interest income	$85,907	$20,794	$106,701

Interest income, on a tax equivalent basis, was $347,756 and $571,321 for the three and six months ended June 30, 2025, as compared to $222,783 and $438,522 for the same period in 2024. The increase in interest income, on a tax equivalent basis, for the three and six months ended June 30, 2025, as compared to the same time periods in 2024 is due primarily to the addition of The First’s loan portfolio.

The following tables present the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Loans held for investment	79.49%	81.20%	6.63%	6.41%
Loans held for sale	1.24	1.42	6.45	6.42
Securities	15.38	13.53	3.28	2.04
Other	3.89	3.85	4.03	5.32
Total earning assets	100.00%	100.00%	6.01%	5.77%

	Percentage of Total Average Earning Assets		Yield
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Loans held for investment	79.84%	81.16%	6.47%	6.35%
Loans held for sale	1.24	1.22	6.25	6.22
Securities	14.53	13.83	2.94	2.04
Interest-bearing balances with banks	4.39	3.79	4.13	5.40
Total earning assets	100.00%	100.00%	5.84%	5.72%

For the second quarter of 2025, interest income on loans held for investment, on a tax equivalent basis, increased $104,164 to $304,834 from $200,670 for the same period in 2024. For the six months ended June 30, 2025, interest income on loans held for investment, on a tax equivalent basis, increased $109,028 to $504,338 from $395,310 in the same period of 2024. Driven largely by the addition of $5,196,239 in loans held for investment through our merger with The First on April l, 2025, the year-to-date average balance of loans held for investment increased $3,230,762 from June 2024, thereby resulting in the increase in interest income on loans held for investment for the three and six months ended June 30, 2025, as compared to the same periods in 2024.
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans held for investment, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net interest income collected on problem loans	$2,779	$(146)	$3,805	$(23)
Accretable yield recognized on purchased loans	17,834	897	18,392	1,697
Total impact to interest income on loans	$20,613	$751	$22,197	$1,674

Impact to loan yield	0.45%	0.02%	0.29%	0.03%

Impact to net interest margin	0.27%	0.02%	0.17%	0.02%
Interest income on loans held for sale (consisting of mortgage loans held for sale) increased $1,109 to $4,639 for the second quarter of 2025 from $3,530 for the same period in 2024. Interest income on loans held for sale (consisting of mortgage loans held for sale) for the six months ended June 30, 2025 was $7,647 as compared to $5,838 for the same period in 2024.
Investment income, on a tax equivalent basis, increased $18,517 to $29,226 for the second quarter of 2025 from $10,709 for the second quarter of 2024, primarily due to the acquisition of The First’s investment portfolio. Investment income, on a tax equivalent basis, increased $19,921 to $41,640 for the six months ended June 30, 2025 from $21,719 for the same period in 2024. The tax equivalent yield on the investment portfolio for the second quarter of 2025 was 3.28%, up 124 basis points from

2.04% for the same period in 2024. The tax equivalent yield on the investment portfolio for the six months ended June 30, 2025 was 2.94%, up 90 basis points from 2.04% for the same period in 2024.
Interest expense was $125,039 for the second quarter of 2025 as compared to $95,185 for the same period in 2024. Interest expense for the six months ended June 30, 2025 was $211,172 as compared to $185,074 for the same period in 2024. The increase in interest expense was primarily due to the assumption of The First’s deposits and borrowed funds.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Noninterest-bearing demand	23.59%	23.69%	—%	—%
Interest-bearing demand	50.44	47.90	2.74	3.17
Savings	5.96	5.67	0.31	0.35
Brokered deposits	—	1.99	—	5.37
Time deposits	15.34	16.80	4.05	4.34
Short term borrowings	2.10	0.93	3.72	1.92
Subordinated notes	1.94	2.25	5.70	5.50
Other borrowed funds	0.63	0.77	7.66	8.24
Total deposits and borrowed funds	100.00%	100.00%	2.26%	2.58%

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Noninterest-bearing demand	23.19%	23.85%	—%	—%
Interest-bearing demand	51.04	47.67	2.78	3.10
Savings	5.73	5.77	0.33	0.34
Brokered deposits	—	2.51	—	5.38
Time deposits	15.77	16.31	3.99	4.20
Short-term borrowings	1.54	0.86	3.19	1.59
Subordinated notes	2.05	2.26	5.46	5.51
Other long term borrowings	0.68	0.77	7.76	8.26
Total deposits and borrowed funds	100.00%	100.00%	2.28%	2.52%
Interest expense on deposits was $111,921 and $87,621 for the three months ended June 30, 2025 and 2024, respectively, and the cost of total deposits was 2.12% and 2.47% for the same respective periods. The increase in deposit expense and decrease in cost is attributable to the acquisition of The First’s deposits. The cost of total deposits was also affected by the Federal Reserve’s rate cuts during the second half of 2024. As liquidity risks abated, the Company also repaid advances and allowed brokered deposits to mature, which lowered our deposit costs. The Company has continued its efforts to maintain non-interest bearing deposits. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on brokered deposits or wholesale borrowings when advantageous or otherwise deemed advisable due to market conditions.
Interest expense on total borrowings was $13,118 and $7,564 for the three months ended June 30, 2025 and 2024, respectively. Interest expense on total borrowings was $19,865 and $14,840 for the six months ended June 30, 2025 and 2024, respectively. The increase in interest expense on borrowings is a result of the merger with The First.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended June 30,		Six Months Ended June 30,
2025	2024	2025	2024
0.74%	0.90%	0.77%	0.93%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our wealth management and mortgage banking operations, realized gains and losses on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify revenue sources. Noninterest income was $48,334 for the second quarter of 2025 as compared to $38,762 for the same period in 2024. Noninterest income was $84,729 for the six months ended June 30, 2025 as compared to $80,143 for the same period in 2024. The increase in noninterest income for both the three and six months ended June 30, 2025 was primarily driven by the additional income associated with the acquisition of The First’s operations.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees (which encompasses traditional overdraft fees as well as non-sufficient funds fees). Service charges on deposit accounts were $13,618 and $10,286 for the second quarter of 2025 and 2024, respectively, and $23,982 and $20,792 for the six months ended June 30, 2025 and 2024, respectively. Overdraft fees, the largest component of service charges on deposits, were $6,759 for the three months ended June 30, 2025, as compared to $5,003 for the same period in 2024. These fees were $11,900 for the six months ended June 30, 2025 compared to $10,259 for the same period in 2024.
Fees and commissions were $6,650 during the second quarter of 2025 as compared to $3,944 for the same period in 2024, and were $10,437 for the first six months of 2025 as compared to $7,893 for the same period in 2024. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions, and lending services, such as collateral management fees and unused commitment fees. For the second quarter of 2025, interchange fees were $4,194 as compared to $2,321 for the same period in 2024. Interchange fees were $6,207 for the six months ended June 30, 2025 as compared to $4,451 for the same period in 2024.
Our Wealth Management segment has two divisions: Trust and Financial Services. The Trust division operates on a custodial basis, which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $7,345 for the second quarter of 2025 compared to $5,684 for the same period in 2024, and was $14,412 for the six months ended June 30, 2025 compared to $11,353 for the same period in 2024. The market value of assets under management or administration was $7,347,104 and $5,502,476 at June 30, 2025 and June 30, 2024, respectively. The Company acquired approximately $471,000 of assets under management through its merger with The First.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Interest rate lock commitments and originations of mortgage loans to be sold totaled $679,633 and $491,627, respectively, in the second quarter of 2025 compared to $560,303 and $380,707, respectively, for the same period in 2024. The increase in interest rate lock commitments for the three months ended June 30, 2025 as compared to the same period in 2024 was due to the slight decrease in mortgage interest rates during the first quarter of 2025 as compared to the same period in 2024. Interest rate lock commitments and originations of mortgage loans to be sold totaled $1,311,758 and $794,785 in the six months ended June 30, 2025 compared to $1,004,601 and $643,131 for the same period in 2024. The high rates in 2024 significantly dampened demand for mortgages nationwide. In the second quarter of 2025 and the first quarter of 2024, the Company sold a portion of its mortgage servicing rights portfolio with a carrying value of $7,886 and $19,539, respectively, for a pre-tax gain of $1,467 and $3,472, respectively. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gain on sales of loans, net (1)	$5,316	$5,199	$9,816	$9,734
Fees, net	3,740	2,866	6,057	4,720
Mortgage servicing income, net(2)	2,207	1,633	3,537	6,614
Mortgage banking income, net	$11,263	$9,698	$19,410	$21,068
(1) Gain on sales of loans, net includes pipeline fair value adjustments
(2) Mortgage servicing income, net includes gain on sale of MSR
BOLI income is derived from changes in the cash surrender value of the bank-owned life insurance policies and proceeds received upon the death of covered individuals. BOLI income was $3,383 for the three months ended June 30, 2025 as compared to $2,701 for the same period in 2024, and $6,312 for the six months ended June 30, 2025 as compared to $5,392 for the same period in 2024. The increase in BOLI income is primarily due to the acquisition of BOLI from The First with a cash surrender value of $146,601.
Other noninterest income was $6,075 and $3,691 for the three months ended June 30, 2025 and 2024, respectively, and was $10,176 and $8,115 for the six months ended June 30, 2025 and 2024, respectively. Other noninterest income includes income from our SBA banking division, our capital markets division and other miscellaneous income and can fluctuate based on production in our SBA banking and capital markets divisions and recognition of other seasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended June 30,		Six Months Ended June 30,
2025	2024	2025	2024
2.81%	2.59%	2.71%	2.62%
Noninterest expense was $183,204 and $111,976 for the second quarter of 2025 and 2024, respectively, and was $297,080 and $224,888 for the six months ended June 30, 2025 and 2024, respectively. The increase is primarily due to $21,270 in expenses relating to the merger with The First and additional expenses associated with the operations of The First.
Salaries and employee benefits increased $28,811 to $99,542 for the second quarter of 2025 as compared to $70,731 for the same period in 2024. Salaries and employee benefits increased $29,298 to $171,499 for the six months ended June 30, 2025 as compared to $142,201 for the same period in 2024. The increase in salaries and employee benefits is primarily attributable to the addition of The First employees, and to a lesser extent to annual merit increases implemented in April 2025.
Data processing costs were $5,438 in the second quarter of 2025 as compared to $3,945 for the same period in 2024 and were $9,527 for the six months ended June 30, 2025 as compared to $7,752 for the same period in 2024. The increase in data processing costs is attributable to the acquisition of The First and the cost associated with operating two core systems. Core systems were converted during the third quarter of 2025. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense for the second quarter of 2025 was $17,359, as compared to $11,844 for the same period in 2024. These expenses for the first six months of 2025 were $29,113, as compared to $23,233 for the same period in 2024. The increase in net occupancy and equipment expense is primarily due to the additional locations and assets attributable to the merger with The First.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with newly-enacted and existing banking and other governmental regulations. Professional fees were $4,223 for the second quarter of 2025 as compared to $3,195 for the same period in 2024 and were $7,107 for the six months ended June 30, 2025 as compared to $6,543 for the same period in 2024.
Advertising and public relations expense was $4,490 for the second quarter of 2025 as compared to $3,807 for the same period in 2024 and was $8,787 for the six months ended June 30, 2025 as compared to $8,693 for the same period in 2024. During the six months ended June 30, 2025 and 2024, the Company contributed approximately $925 and $1,305, respectively, to charitable organizations throughout Mississippi and Georgia, which contributions are included in our advertising and public relations expense, for which it received a dollar-for-dollar tax credit.

Amortization of intangible assets totaled $8,884 and $1,186 for the second quarter of 2025 and 2024, respectively, and $9,964 and $2,398 for the six months ended June 30, 2025 and 2024, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. The increase for the three and six months ended June 30, 2025 is primarily due to the addition of the core deposit intangible associated with our merger with The First. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 1 year to 10 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $3,184 for the second quarter of 2025 as compared to $2,112 for the same period in 2024. Communication expenses were $5,217 for the six months ended June 30, 2025 as compared to $4,136 for the same period in 2024.
Other noninterest expense includes business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $19,448 for the second quarter of 2025 as compared to $15,051 for the same period in 2024 and was $33,754 for the six months ended June 30, 2025 as compared to $29,720 for the same period in 2024.
Efficiency Ratio

	Efficiency Ratio
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Efficiency ratio	67.59%	67.31%	66.78%	67.41%

The efficiency ratio is a measure of productivity in the banking industry. (This ratio is a measure of our ability to turn expenses into revenue. That is, the ratio is designed to reflect the percentage of one dollar that we must expend to generate a dollar of revenue.) The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The improvement in our efficiency ratio for the six months ended June 30, 2025 as compared to the same period in 2024 was driven by the increase in our net interest income and is a reflection of our commitment to aggressively manage our costs within the framework of our business model. Our goal is to improve the efficiency ratio over time from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses and eliminating duplicative expenses as we continue to integrate The First into our business model throughout the remainder of 2025.
Income Taxes
Income tax expense for the second quarter of 2025 and 2024 was $1,649 and $9,666, respectively, and $12,097 and $19,578 for the six months ended June 30, 2025 and 2024, respectively. The decrease in income tax expense is primarily due to the decrease in pre-tax income caused by expenses associated with our merger with The First.

Risk Management
The management of risk is an on-going process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit risk and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”
Credit Risk and the Allowance for Credit Losses on Loans and Unfunded Commitments
Management of Credit Risk – Roles and Responsibilities. Inherent in any lending activity is credit risk related to asset quality deterioration and its impact on capital should a borrower default. Credit risk is monitored and managed on an ongoing basis using a cross-functional and multi-layered approach that includes the Company’s loan production, credit administration (including appraisal review), and internal loan review functions. The Board of Directors, and specifically its Credit Review Committee, provide oversight and governance of the Company’s credit risk management process.
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
Management of Credit Risk – Risk Measurement Practices. For commercial and commercial real estate secured loans, internal risk-rating grades are assigned based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Risk rating grades are evaluated on an ongoing basis over the life of the loan. The Company maintains an internal risk rating scale that aligns with regulatory risk classifications. For more information about the Company’s risk rating grades, see the information under the heading “Credit Quality” in Note 4, “Loans,” in the Notes to Consolidated Financial Statements in Item 1, Financial Statements, in this report.
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
The Company’s practice is to charge off estimated losses as soon as such loss is identified and reasonably quantifiable. If the value of the collateral after consideration of disposition costs is less than the loan balance, a charge off is recorded to reduce the allowance for credit losses on loans. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans. Net charge-offs for the three and six months ended June 30, 2025 were $12,054, or 0.26% of average loans (annualized), and $11,929, or 0.15% of average loans (annualized), respectively, compared to net charge-offs of $5,481, or 0.18% of average loans (annualized) and $5,645, or 0.09% of average loans (annualized), for the same periods in 2024. After collection efforts have been exhausted or a settlement agreement is reached with the borrower, underlying collateral is liquidated.
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

In addition to its quarterly analysis of the allowance for credit losses, management and the Board of Directors review loan ratios on a regular basis. These ratios include the allowance for credit losses as a percentage of total loans, net charge-offs as a percentage of average loans, nonperforming loans as a percentage of total loans and the allowance coverage on nonperforming loans, among others. Also, management reviews past due ratios by officer, community bank and the Company as a whole.

The following table presents the allocation of the allowance for credit losses on loans by loan category and the percentage of loans in each category to total loans as of the dates presented:

	June 30, 2025		December 31, 2024		June 30, 2024
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$59,676	14.37%	$38,527	14.64%	$44,951	14.95%
Lease financing	1,935	0.48	3,368	0.70	2,515	0.86
Real estate – construction	21,784	7.22	15,126	8.49	18,896	9.95
Real estate – 1-4 family mortgage	65,703	26.26	47,761	27.07	47,421	27.43
Real estate – commercial mortgage	135,572	51.01	90,204	48.40	77,125	46.03
Installment loans to individuals	6,100	0.66	6,770	0.70	8,963	0.78
Total	$290,770	100.00%	$201,756	100.00%	$199,871	100.00%

The provision for credit losses on loans charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level that is believed to be adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a provision for credit losses on loans of $75,400 in the second quarter of 2025 and $77,450 in the first half of 2025, as compared to $4,300 in the second quarter of 2024 and $6,938 in the first half of 2024. Included in the 2025 recorded provision for credit losses on loans is $62,190 of Day 1 acquisition provision associated with the merger with The First. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. Loan growth, including the addition of loans acquired from The First, as well as changes in credit metrics that influenced our expectations of future credit losses, considered in the context of the existing balance of the allowance for credit losses, resulted in the Company’s model indicating that the aforementioned provision for credit losses on loans was appropriate during the first half of 2025.
The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance at beginning of period	$203,931	$201,052	$201,756	$198,578
Impact of purchased credit deteriorated loans acquired during the period	23,493	—	23,493	—
Charge-offs
Commercial, financial, agricultural	5,823	186	5,917	535
Lease financing	2,394	—	2,394	—
Real estate – construction	105	—	105	—
Real estate – 1-4 family mortgage	319	208	628	290
Real estate – commercial mortgage	3,944	5,727	4,405	5,727
Installment loans to individuals	394	251	659	730
Total charge-offs	12,979	6,372	14,108	7,282
Recoveries
Commercial, financial, agricultural	627	525	1,585	871
Lease financing	4	10	13	18
Real estate – 1-4 family mortgage	37	25	70	73
Real estate – commercial mortgage	116	99	122	105
Installment loans to individuals	141	232	389	570
Total recoveries	925	891	2,179	1,637
Net charge-offs	12,054	5,481	11,929	5,645
Provision for credit losses on loans	75,400	4,300	77,450	6,938
Balance at end of period	$290,770	$199,871	$290,770	$199,871
Net charge-offs (annualized) to average loans	0.26%	0.18%	0.15%	0.09%
Net charge-offs to allowance for credit losses on loans	4.15%	2.74%	4.10%	2.82%
Allowance for credit losses on loans to:
Total loans			1.57%	1.59%
Nonperforming loans			204.97%	203.88%
Nonaccrual loans			210.70%	204.38%

The table below reflects annualized net charge-offs (recoveries) to daily average loans outstanding, by loan category, for the periods presented:

	Six Months Ended
	June 30, 2025			June 30, 2024
	Net Charge-offs (Recoveries)	Average Loans	Annualized Net Charge-offs (Recoveries) to Average Loans	Net Charge-offs (Recoveries)	Average Loans	Annualized Net Charge-offs (Recoveries) to Average Loans
Commercial, financial, agricultural	$4,332	$2,171,892	0.40%	$(336)	$1,860,832	(0.04)%
Lease financing	2,381	87,189	5.51%	(18)	105,877	(0.03)%
Real estate – construction	105	1,240,707	0.02%	—	1,319,572	—%
Real estate – 1-4 family mortgage	558	4,193,229	0.03%	217	3,422,433	0.01%
Real estate – commercial mortgage	4,283	7,923,677	0.11%	5,622	5,684,881	0.20%
Installment loans to individuals	270	105,882	0.51%	160	98,219	0.33%
Total	$11,929	$15,722,576	0.15%	$5,645	$12,491,814	0.09%

The following table provides further details of the Company’s net charge-offs of loans secured by real estate for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Real estate – construction:
Residential	$105	$—	$105	$—
Total real estate – construction	105	—	105	—
Real estate – 1-4 family mortgage:
Primary	152	169	391	161
Home equity	130	18	190	19
Rental/investment	—	(3)	(23)	38
Land development	—	(1)	—	(1)
Total real estate – 1-4 family mortgage	282	183	558	217
Real estate – commercial mortgage:
Owner-occupied	3,884	(56)	4,341	(59)
Non-owner occupied	(55)	5,684	(57)	5,681
Land development	(1)	—	(1)	—
Total real estate – commercial mortgage	3,828	5,628	4,283	5,622
Total net charge-offs of loans secured by real estate	$4,215	$5,811	$4,946	$5,839

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

Three Months Ended June 30,	2025	2024
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$17,643	$16,718
Provision for (recovery of) credit losses on unfunded loan commitments	5,922	(1,000)
Ending balance	$23,565	$15,718

Six Months Ended June 30,	2025	2024
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$14,943	$16,918
Provision for (recovery of) credit losses on unfunded loan commitments	8,622	(1,200)
Ending balance	$23,565	$15,718
The increase in the provision for credit losses on unfunded commitments during the three and six months ended June 30, 2025, as compared to the same periods in 2024 was largely driven by the Day 1 acquisition provision of $4,422 associated with our merger with The First.
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
The following table provides details of the Company’s nonperforming assets as of the dates presented.

	June 30, 2025	December 31, 2024
Nonaccruing loans	$137,999	$110,811
Accruing loans past due 90 days or more	3,860	2,464
Total nonperforming loans	141,859	113,275
Other real estate owned	11,750	8,673
Total nonperforming assets	$153,609	$121,948
Nonperforming loans to total loans	0.76%	0.88%
Nonaccruing loans to total loans	0.74%	0.88%
Nonperforming assets to total assets	0.58%	0.68%

The following table presents nonperforming loans by loan category as of the dates presented:

	June 30, 2025	December 31, 2024	June 30, 2024
Commercial, financial, agricultural	$10,625	$2,000	$5,866
Lease financing	1,675	4,083	2
Real estate – construction:
Residential	2,567	1,223	—
Commercial	2,168	16	—
Total real estate – construction	4,735	1,239	—
Real estate – 1-4 family mortgage:
Primary	38,515	55,037	53,803
Home equity	3,611	3,404	3,233
Rental/investment	2,460	388	943
Land development	77	1,760	40
Total real estate – 1-4 family mortgage	44,663	60,589	58,019
Real estate – commercial mortgage:
Owner-occupied	29,694	12,679	6,252
Non-owner occupied	49,104	29,280	24,424
Land development	1,113	3,291	3,210
Total real estate – commercial mortgage	79,911	45,250	33,886
Installment loans to individuals	250	114	262
Total nonperforming loans	$141,859	$113,275	$98,035

Total nonperforming loans as a percentage of total loans were 0.76% as of June 30, 2025 as compared to 0.88% and 0.78% as of December 31, 2024 and June 30, 2024, respectively. The Company’s coverage ratio, or its allowance for credit losses on loans as a percentage of nonperforming loans, was 204.97% as of June 30, 2025 as compared to 178.11% as of December 31, 2024 and 203.88% as of June 30, 2024.
Management has evaluated loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at June 30, 2025. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due but still accruing interest were $46,560, or 0.25% of total loans, at June 30, 2025 as compared to $39,842, or 0.31% of total loans, at December 31, 2024 and $28,507, or 0.23% of total loans, at June 30, 2024.
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (including an extension of the amortization period), or a term extension, but excluding covenant waivers and modification of contingent acceleration clauses, are required to be disclosed in accordance with ASU 2022-02, “Financial Instruments - Credit Losses (Topic326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). All modifications for the three and six months ended June 30, 2025 and 2024 and which met the disclosure criteria in ASU 2022-02 were performing in accordance with their modified terms at June 30, 2025 and 2024, respectively. The total amortized cost basis of loans that were experiencing financial difficulty, modified during the three and six months ended June 30, 2025 were $329 and $2,450, respectively, as compared to $2,645, and $13,338, respectively, for the same periods in 2024. There were no unused commitments at June 30, 2025, and unused commitments were $338 at June 30, 2024. Upon the Company’s determination that a modified loan has subsequently become uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted accordingly. For more information about loan modifications made to borrowers experiencing financial difficulty, see the information under the heading “Certain Modifications to Borrowers Experiencing Financial Difficulty” in Note 4, “Loans,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.
The following table provides details of the Company’s other real estate owned, net of valuation allowance and direct write-downs, as of the dates presented:

	June 30, 2025	December 31, 2024	June 30, 2024
Residential real estate	$5,701	$2,966	$1,004
Commercial real estate	4,426	5,681	6,336
Residential land development	24	19	19
Commercial land development	1,599	7	7
Total other real estate owned	$11,750	$8,673	$7,366

Changes in the Company’s other real estate owned were as follows:

	2025	2024
Balance at January 1	$8,673	$9,622
Acquired OREO	11,109	—
Transfers of loans	4,281	1,135
Impairments	(585)	(67)
Dispositions	(11,713)	(1,052)
Other	(15)	(2,272)
Balance at June 30	$11,750	$7,366

Other real estate owned with a cost basis of $11,713 was sold during the six months ended June 30, 2025, resulting in a net gain of $65, while other real estate owned with a cost basis of $1,052 was sold during the six months ended June 30, 2024, resulting in a net gain of $115.
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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing July 1, 2025, in each case as compared to the result under rates present in the market on June 30, 2025. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not account for changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+100	2.79%	2.51%	4.15%
-100	(4.09)%	(3.04)%	(4.81)%
-200	(9.35)%	(5.41)%	(9.59)%

The rate shock results for the net interest income simulations for the next 24 months produce an asset sensitive position at June 30, 2025. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
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
Core deposits, which are deposits excluding brokered deposits and time deposits greater than $250,000, are the major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. We may also access the brokered deposit market where rates are favorable to other sources of liquidity (especially in light of collateral requirements for certain borrowings) and core deposits are not sufficient for meeting our current and anticipated short- or long-term liquidity needs. We did not hold any brokered deposits at June 30, 2025 or December 31, 2024. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the ALCO.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 12.79% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types, short-term borrowings and derivative instruments. At June 30, 2025, securities with a carrying value of $1,216,276 were pledged to secure government, public fund and trust deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $843,870 similarly pledged at December 31, 2024.
Other sources available for meeting liquidity needs include federal funds purchased, short-term and long-term advances from the FHLB and borrowings from the Federal Reserve Discount Window. Interest is charged at the prevailing market rate on federal funds purchased, FHLB advances and borrowings from the Federal Reserve Discount Window. There were $400,000 in short-term borrowings from the FHLB at June 30, 2025 and December 31, 2024. Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding long-term advances with the FHLB at June 30, 2025 or December 31, 2024. The total amount of the remaining credit available to us from the FHLB at June 30, 2025 was $5,067,251. The credit available at the Federal Reserve Discount Window at June 30, 2025 was $636,245 with no borrowings outstanding as of such date. We also maintain lines of credit with other commercial banks totaling $150,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at June 30, 2025 or December 31, 2024.
Finally, we can access the capital markets to meet liquidity needs. The Company maintains a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which was effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depositary shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company’s banking and wealth management operations as well as other business opportunities. Our common stock offering completed in July 2024 reflects our access of the capital markets as described in this paragraph. In addition, in previous years, we have accessed the capital markets to generate liquidity in the form of subordinated notes. We have also assumed subordinated notes as part of acquisitions. The carrying value of subordinated notes, net of unamortized debt issuance costs, was $416,896 at June 30, 2025.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Noninterest-bearing demand	23.19%	23.85%	—%	—%
Interest-bearing demand	51.04	47.67	2.78	3.10
Savings	5.73	5.77	0.33	0.34
Brokered deposits	—	2.51	—	5.38
Time deposits	15.77	16.31	3.99	4.20
Short-term borrowings	1.54	0.86	3.19	1.59
Subordinated notes	2.05	2.26	5.46	5.51
Other borrowed funds	0.68	0.77	7.76	8.26
Total deposits and borrowed funds	100.00%	100.00%	2.28%	2.52%

The estimated amount of uninsured and uncollateralized deposits at June 30, 2025 was $6,259,510. Collateralized public funds over FDIC insurance limits were $3,039,016 at June 30, 2025.
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
Cash and cash equivalents were $1,378,612 at June 30, 2025, as compared to $851,906 at June 30, 2024. The increase is largely driven by growth in deposits and our acquisition of The First.
Cash used in investing activities for the six months ended June 30, 2025 was $262,173, as compared to cash used in investing activities of $43,479 for the six months ended June 30, 2024. Proceeds from the sale, maturity or call of securities within our investment portfolio were $851,862 for the six months ended June 30, 2025, as compared to $270,270 for the same period in 2024. Shortly after merger with The First, certain securities from the acquired portfolio were sold at carrying value, resulting in proceeds of $686,485. A portion of the securities portfolio was also sold during the first quarter of 2024, resulting in proceeds of $177,185 of which a portion were used to purchase higher yielding securities, while the remainder was used to fund loan growth. Purchases of investment securities were $946,095 during the first six months of 2025 and $52,679 for the same period in 2024. The Company received $261,483 in net cash from its acquisition of The First.
Cash provided by financing activities for the six months ended June 30, 2025 was $519,892, as compared to cash provided by financing activities of $78,054 for the same period in 2024. Deposits increased $556,236 and $178,428 for the six months ended June 30, 2025 and 2024, respectively.
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
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2025, the maximum amount available for transfer from the Bank to the Company in the form of loans was $274,176. The Company maintains a $3,000 line of credit collateralized by cash with the Bank. There were no amounts outstanding under this line of credit at June 30, 2025.
These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the six months ended June 30, 2025, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	June 30, 2025	December 31, 2024
Loan commitments	$4,190,916	$2,856,308
Standby letters of credit	92,703	90,267

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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, collars, risk participations, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2025, the Company had notional amounts of $1,429,422 on interest rate contracts with corporate customers and $1,429,734 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
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

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $3,778,854 at June 30, 2025 compared to $2,678,318 at December 31, 2024. Book value per share was $39.77 and $42.13 at June 30, 2025 and December 31, 2024, respectively. The growth in shareholders’ equity is attributable to the merger with The First, current period earnings and declines in accumulated other comprehensive loss, offset by dividends declared.
In October 2024, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $100,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. The program will remain in effect through October 2025 or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. The Company did not repurchase any of its common stock in the first half of 2025.
The Company has junior subordinated debentures with a carrying value of $140,079 at June 30, 2025, of which $135,682 was included in the Company’s Tier 2 capital.
The Company has subordinated notes with a par value of $433,400 at June 30, 2025, of which $416,879 is included in the Company’s Tier 2 capital.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital, risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$2,314,564	11.08%	$1,358,118	6.50%	$1,462,589	7.00%
Tier 1 risk-based capital ratio	2,314,564	11.08	1,671,530	8.00	1,776,001	8.50
Total risk-based capital ratio	3,128,661	14.97	2,089,413	10.00	2,193,883	10.50
Leverage capital ratios:
Tier 1 leverage ratio	2,314,564	9.36	1,235,856	5.00	988,685	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$2,480,714	11.88%	$1,357,025	6.50%	$1,461,411	7.00%
Tier 1 risk-based capital ratio	2,480,714	11.88	1,670,184	8.00	1,774,571	8.50
Total risk-based capital ratio	2,742,024	13.13	2,087,730	10.00	2,192,117	10.50
Leverage capital ratios:
Tier 1 leverage ratio	2,480,714	10.05	1,234,471	5.00	987,577	4.00

December 31, 2024
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,825,197	12.73%	$932,162	6.50%	$1,003,867	7.00%
Tier 1 risk-based capital ratio	1,935,522	13.50	1,147,276	8.00	1,218,981	8.50
Total risk-based capital ratio	2,449,129	17.08	1,434,095	10.00	1,505,800	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,935,522	11.34	853,556	5.00	682,845	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,843,123	12.85%	$932,552	6.50%	$1,004,287	7.00%
Tier 1 risk-based capital ratio	1,843,123	12.85	1,147,756	8.00	1,219,491	8.50
Total risk-based capital ratio	2,022,737	14.10	1,434,695	10.00	1,506,430	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,843,123	10.80	852,933	5.00	682,346	4.00

The Company elected to take advantage of transitional relief offered by the Federal Reserve and FDIC to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transitional period to phase out the capital benefit provided by the two-year delay. The three-year transitional period began on January 1, 2022; the full impact of CECL is reflected in our capital ratios as of June 30, 2025.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

During the three month period ended June 30, 2025, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number or Approximate Dollar Value of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)(3)
April 1, 2025 to April 30, 2025	1,840	$29.64	—	$100,000
May 1, 2025 to May 31, 2025	375	34.90	—	100,000
June 1, 2025 to June 30, 2025	584	35.80	—	100,000
Total	2,799	$31.63	—
(1)All shares in this column represent shares of Renasant Corporation stock withheld to satisfy the federal and state tax liabilities related to the vesting of time-based restricted stock awards.
(2)The Company announced a $100.0 million stock repurchase program in October 2024 under which the Company is authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. This plan will remain in effect through October 2025 or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased. No shares were repurchased during the second quarter of 2025 under this plan.
(3)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 5. OTHER INFORMATION

Trading Plans
During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

Item 6. EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and between Renasant Corporation and The First Bancshares, Inc.(1)

3.1	Restated Articles of Incorporation of Renasant Corporation

3.2	Amended and Restated Bylaws of Renasant Corporation(2)

4.1	Indenture, dated as of November 24, 2023, between FMB Banking Corporation and The Bank of New York(3)

4.2
Supplemental Indenture, dated as of October 31, 2018, among Bank of New York Mellon, The First Bancshares, Inc. and FMB Banking Corporation, to Indenture, dated November 24, 2003, between FMB Banking Corporation and The Bank of New York(4)

4.3
Second Supplemental Indenture, dated as of April 1, 2025, among Bank of New York Mellon Trust Company, Renasant Corporation, and The First Bancshares, Inc., to Indenture, dated November 24, 2003, between FMB Banking Corporation and The Bank of New York(5)

4.4	Indenture, dated as of August 10, 2016, between Liberty Shares, Inc. and U.S. Bank National Association(6)

4.5
First Supplemental Indenture, dated as of August 30, 2019, among Heritage Bancorporation, Inc., CCF Holding Company and U.S. Bank National Association, to Indenture, dated August 10, 2016, between Liberty Shares, Inc. and U.S. Bank National Association(7)

4.6
Second Supplemental Indenture, dated as of December 30, 2022, among Heritage Southeast Bancorporation, Inc., U.S. Bank National Association and The First Bancshares, Inc. to Indenture, dated August 10, 2016, between Liberty Shares, Inc. and U.S. Bank National Association(8)

4.7
Third Supplemental Indenture, dated as of April 1, 2025, to Indenture, dated August 10, 2016, between U.S. Bank Trust Company, National Association, Renasant Corporation, and The First Bancshares, Inc.(9)

4.8	Junior Subordinated Indenture, dated as of June 30, 2006, between The First Bancshares, Inc. and Wilmington Trust Company(10)

4.9
First Supplemental Indenture, dated as of April 1, 2025, among The First Bancshares, Inc.and Wilmington Trust Company, to Junior Subordinated Indenture, dated as of June 30, 2006, between The First Bancshares, Inc. and Wilmington Trust Company(11)

4.10	Junior Subordinated Indenture, dated as of July 27, 2007, between The First Bancshares, Inc. and Wilmington Trust Company(12)

4.11
First Supplemental Indenture, dated as of April 1, 2025, among The First Bancshares, Inc. and Wilmington Trust Company, to Junior Subordinated Indenture, dated as of July 27, 2007, between The First Bancshares, Inc. and Wilmington Trust Company(13)

4.12	Indenture, dated as of September 25, 2020, between U.S. Bank National Association and The First Bancshares, Inc.(14)

4.13	First Supplemental Indenture, dated as of April 1, 2025, to Indenture, dated September 25, 2020, between U.S. Bank, National Association, Renasant Corporation, and The First Bancshares, Inc.(15)

4.14	Form of Global Subordinated Note for The First Bancshares, Inc. 4.25% Fixed-to-Floating Rate Subordinated Notes Due 2030(16)

4.15	Subordinated Note Purchase Agreement, dated as of April 30, 2018, between The First Bancshares, Inc. and the Purchasers identified therein(17)

4.16	Form of Subordinated Note for The First Bancshares, Inc. 6.40% Fixed-to-Floating Rate Subordinated Notes Due 2033 (incorporated by reference from Exhibit 4.15 to this Current Report on Form 8-K)(18)

10.1	Executive Employment Agreement, dated as of April 1, 2025, by and between Renasant Corporation and M. Ray (Hoppy) Cole, Jr.(19)

10.2	Transition Agreement, dated as of April 1, 2025, by and between Renasant Corporation and E. Robinson McGraw(20)

31.1	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (Unaudited).

104	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

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
(3)Filed as exhibit 4.1 to the Form 8-Kof the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.
(4)Filed as exhibit 4.2 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.
(5)Filed as exhibit 4.3 to the Form 8-K of the Company filed with the Commission on April 4, 202, and incorporated herein by reference.
(6)Filed as exhibit 4.4 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.
(7)Filed as exhibit 4.5 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.
(8)Filed as exhibit 4.6 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.
(9)Filed as exhibit 4.7 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.
(10)Filed as exhibit 4.8 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.
(11)Filed as exhibit 4.9 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.
(12)Filed as exhibit 4.10 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.
(13)Filed as exhibit 4.11 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.

(14)Filed as exhibit 4.12 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.
(15)Filed as exhibit 4.13 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.
(16)Filed as exhibit 4.14 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.
(17)Filed as exhibit 4.15 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.
(18)Filed as exhibit 4.16 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.
(19)Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.
(20)Filed as exhibit 10.2 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	August 6, 2025	/s/ Kevin D. Chapman
Kevin D. Chapman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2025	/s/ James C. Mabry IV
James C. Mabry IV
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)