Form 10-Q
period 2025-09-30
RENASANT CORP
filed 2025-11-07
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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

As of October 31, 2025, 95,021,382 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

Renasant Corporation and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30, 2025	December 31, 2024
Assets
Cash and due from banks	$284,485	$198,408
Interest-bearing balances with banks	799,300	893,624
Cash and cash equivalents	1,083,785	1,092,032
Securities held to maturity (fair value of $976,690 and $1,002,544, respectively)	1,051,884	1,126,112
Securities available for sale, at fair value (amortized cost of $2,599,397 and $968,927, respectively)	2,512,650	831,013
Loans held for sale, at fair value	286,779	246,171
Loans held for investment, net of unearned income	19,025,521	12,885,020
Allowance for credit losses on loans	(297,591)	(201,756)
Loans, net	18,727,930	12,683,264
Premises and equipment, net	471,213	279,796
Other real estate owned, net	10,578	8,673
Goodwill	1,411,711	988,898
Other intangible assets, net	155,077	14,105
Bank-owned life insurance	488,920	391,810
Mortgage servicing rights, net	65,466	72,991
Other assets	460,172	300,003
Total assets	$26,726,165	$18,034,868
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$5,238,431	$3,403,981
Interest-bearing	16,186,124	11,168,631
Total deposits	21,424,555	14,572,612
Short-term borrowings	606,063	108,018
Long-term debt	558,878	430,614
Other liabilities	310,891	245,306
Total liabilities	22,900,387	15,356,550
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 250,000,000 and 150,000,000 shares authorized, respectively; 97,722,397 and 66,484,225 shares issued, respectively; 95,020,881 and 63,565,690 shares outstanding, respectively	488,612	332,421
Treasury stock, at cost – 2,701,516 and 2,918,535 shares, respectively	(90,297)	(97,196)
Additional paid-in capital	2,389,033	1,491,847
Retained earnings	1,139,600	1,093,854
Accumulated other comprehensive loss, net of taxes	(101,170)	(142,608)
Total shareholders’ equity	3,825,778	2,678,318
Total liabilities and shareholders’ equity	$26,726,165	$18,034,868
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income
Loans	$312,785	$206,867	$818,792	$603,492
Securities
Taxable	27,108	9,212	62,996	27,975
Tax-exempt	3,109	1,092	7,746	3,439
Other	8,096	11,872	25,792	27,527
Total interest income	351,098	229,043	915,326	662,433
Interest expense
Deposits	115,573	90,787	306,880	261,021
Borrowings	12,005	7,258	31,870	22,098
Total interest expense	127,578	98,045	338,750	283,119
Net interest income	223,520	130,998	576,576	379,314
Provision for credit losses on loans	9,650	1,210	87,100	8,148
Provision for (recovery of) credit losses on unfunded commitments	800	(275)	9,422	(1,475)
Provision for credit losses	10,450	935	96,522	6,673
Net interest income after provision for credit losses	213,070	130,063	480,054	372,641
Noninterest income
Service charges on deposit accounts	13,416	10,438	37,398	31,230
Fees and commissions	4,167	4,116	14,604	12,009
Insurance commissions	—	—	—	5,474
Wealth management revenue	8,217	5,835	22,629	17,188
Mortgage banking income	9,017	8,447	28,427	29,515
Gain on sale of insurance agency	—	53,349	—	53,349
Gain on debt extinguishment	—	—	—	56
BOLI income	4,235	2,858	10,547	8,250
Other	6,974	4,256	17,150	12,371
Total noninterest income	46,026	89,299	130,755	169,442
Noninterest expense
Salaries and employee benefits	98,982	71,307	270,481	213,508
Data processing	5,541	4,133	15,068	11,885
Net occupancy and equipment	18,415	11,415	47,528	34,648
Other real estate owned	328	56	1,170	268
Professional fees	3,435	3,189	10,542	9,732
Advertising and public relations	5,254	3,677	14,041	12,370
Intangible amortization	8,674	1,160	18,638	3,558
Communications	3,955	2,176	9,172	6,312
Merger and conversion related expenses	17,494	11,273	38,764	11,273
Other	21,752	13,597	55,506	43,317
Total noninterest expense	183,830	121,983	480,910	346,871
Income before income taxes	75,266	97,379	129,899	195,212
Income taxes	15,478	24,924	27,575	44,502
Net income	$59,788	$72,455	$102,324	$150,710
Basic earnings per share	$0.63	$1.18	$1.21	$2.60
Diluted earnings per share	$0.63	$1.18	$1.20	$2.59
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$59,788	$72,455	$102,324	$150,710
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains on securities	11,585	23,441	38,313	19,275
Amortization of unrealized holding losses on securities transferred to the held to maturity category	2,237	2,331	6,615	7,190
Total securities available for sale	13,822	25,772	44,928	26,465
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,026)	(828)	(3,713)	(1,539)
Total derivative instruments	(1,026)	(828)	(3,713)	(1,539)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	75	78	223	236
Total defined benefit pension and post-retirement benefit plans	75	78	223	236
Other comprehensive income, net of tax	12,871	25,022	41,438	25,162
Comprehensive income	$72,659	$97,477	$143,762	$175,872

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended September 30, 2025	Shares	Amount
Balance at January 1, 2025	63,565,690	$332,421	$(97,196)	$1,491,847	$1,093,854	$(142,608)	$2,678,318
Net income	—	—	—	—	41,518	—	41,518
Other comprehensive income	—	—	—	—	—	20,987	20,987
Comprehensive income							62,505
Cash dividends ($0.22 per share)	—	—	—	—	(14,270)	—	(14,270)
Issuance of common stock for stock-based compensation awards	173,777	—	5,550	(8,778)	—	—	(3,228)
Stock-based compensation expense	—	—	—	3,780	—	—	3,780
Balance at March 31, 2025	63,739,467	$332,421	$(91,646)	$1,486,849	$1,121,102	$(121,621)	$2,727,105
Net income	—	$—	$—	$—	$1,018	$—	$1,018
Other comprehensive income	—	—	—	—	—	7,580	7,580
Comprehensive income							8,598
Cash dividends ($0.22 per share)	—	—	—	—	(21,155)	—	(21,155)
Common stock issued in connection with an acquisition	31,238,172	156,191	—	903,720	—	—	1,059,911
Issuance of common stock for stock-based compensation awards	41,672	—	1,398	(1,307)	—	—	91
Stock-based compensation expense	—	—	—	4,304	—	—	4,304
Balance at June 30, 2025	95,019,311	$488,612	$(90,248)	$2,393,566	$1,100,965	$(114,041)	$3,778,854
Net income	—	—	—	—	$59,788	—	$59,788
Other comprehensive income	—	—	—	—	—	12,871	12,871
Comprehensive income							72,659
Cash dividends ($0.22 per share)	—	—	—	—	(21,153)	—	(21,153)
Measurement period adjustment related to common stock issued in connection with an acquisition	—	—	—	(9,090)	—	—	(9,090)
Issuance of common stock for stock-based compensation awards	1,570	—	(49)	(886)	—	—	(935)
Stock-based compensation expense	—	—	—	5,443	—	—	5,443
Balance at September 30, 2025	95,020,881	$488,612	$(90,297)	$2,389,033	$1,139,600	$(101,170)	$3,825,778

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended September 30, 2024	Shares	Amount
Balance at January 1, 2024	56,142,207	$296,483	$(105,249)	$1,308,281	$952,124	$(154,256)	$2,297,383
Net income	—	—	—	—	39,409	—	39,409
Other comprehensive loss	—	—	—	—	—	(2,687)	(2,687)
Comprehensive income							36,722
Cash dividends ($0.22 per share)	—	—	—	—	(12,653)	—	(12,653)
Issuance of common stock for stock-based compensation awards	162,653	—	5,566	(8,660)	—	—	(3,094)
Stock-based compensation expense	—	—	—	3,992	—	—	3,992
Balance at March 31, 2024	56,304,860	$296,483	$(99,683)	$1,303,613	$978,880	$(156,943)	$2,322,350
Net income	—	$—	$—	$—	$38,846	$—	$38,846
Other comprehensive income	—	—	—	—	—	2,827	2,827
Comprehensive income							41,673
Cash dividends ($0.22 per share)	—	—	—	—	(12,640)	—	(12,640)
Issuance of common stock for stock-based compensation awards	63,064	—	2,149	(2,205)	—	—	(56)
Stock-based compensation expense	—	—	—	3,374	—	—	3,374
Balance at June 30, 2024	56,367,924	$296,483	$(97,534)	$1,304,782	$1,005,086	$(154,116)	$2,354,701
Net income	—	—	—	—	$72,455	—	$72,455
Other comprehensive income	—	—	—	—	—	25,022	25,022
Comprehensive income							97,477
Cash dividends ($0.22 per share)	—	—	—	—	(14,217)	—	(14,217)
Common stock issued in public offering	7,187,500	35,938	—	181,062	—	—	217,000
Issuance of common stock for stock-based compensation awards	8,604	—	283	(439)	—	—	(156)
Stock-based compensation expense	—	—	—	3,273	—	—	3,273
Balance at September 30, 2024	63,564,028	$332,421	$(97,251)	$1,488,678	$1,063,324	$(129,094)	$2,658,078

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$102,324	$150,710
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	96,522	6,673
Depreciation, amortization and accretion	13,167	23,780
Deferred income tax (benefit) expense	(4,103)	2,494
Gain on sale of MSR	(1,467)	(3,472)
Gain on sale of insurance agency	—	(53,349)
Funding of mortgage loans held for sale	(1,220,267)	(1,053,190)
Proceeds from sales of mortgage loans held for sale	1,198,088	954,133
Gains on sales of mortgage loans held for sale	(15,086)	(14,233)
Debt prepayment benefit	—	(56)
(Gains) losses on sales of premises and equipment	(347)	11
Stock-based compensation expense	13,527	10,639
Increase (decrease) in other assets	251	(8,108)
Decrease in other liabilities	(18,278)	(1,712)
Net cash provided by operating activities	164,331	14,320
Investing activities
Purchases of securities available for sale	(1,058,969)	(60,656)
Proceeds from sales of securities available for sale	686,485	177,185
Proceeds from call/maturities of securities available for sale	203,429	66,310
Proceeds from call/maturities of securities held to maturity	78,918	76,170
Proceeds from sale of MSR	9,353	23,011
Net increase in loans	(929,248)	(283,266)
Purchases of premises and equipment	(30,337)	(10,408)
Proceeds from sales of premises and equipment	1,366	339
Net cash received from sale of insurance agency	—	55,333
Proceeds from surrender of bank-owned life insurance	56,255	—
Net change in FHLB stock	(6,130)	2,443
Proceeds from sales of other assets	12,605	1,466
Net cash received in acquisition of businesses	261,483	—
Other, net	3,836	656
Net cash (used in) provided by investing activities	(710,954)	48,583
Financing activities
Net increase (decrease) in noninterest-bearing deposits	46,584	(53,874)
Net increase in interest-bearing deposits	348,575	486,840
Net increase (decrease) in short-term borrowings	199,795	(198,845)
Repayment of long-term debt	—	(245)
Cash paid for dividends	(56,578)	(39,510)
Proceeds from equity offering	—	217,000
Net cash provided by financing activities	538,376	411,366
Net (decrease) increase in cash and cash equivalents	(8,247)	474,269
Cash and cash equivalents at beginning of period	1,092,032	801,351
Cash and cash equivalents at end of period	$1,083,785	$1,275,620

Supplemental disclosures
Cash paid for interest	$324,630	$286,930
Cash paid for income taxes	$21,281	$27,412
Noncash transactions:
Transfers of loans to other real estate owned	$4,057	$3,286
Common stock issued in acquisition of businesses	$1,050,821	$—

	Nine Months Ended September 30,
	2025	2024
Recognition of operating right-of-use assets	$13,282	$2,503
Recognition of operating lease liabilities	$13,282	$2,503

See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

(In Thousands)
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”), Park Place Capital Corporation and Continental Republic Capital, LLC (doing business as “Republic Business Credit”). On July 1, 2024, the Bank sold substantially all of the assets of its subsidiary, Renasant Insurance, Inc. Through its subsidiaries, the Company offers a diversified range of financial, wealth management and fiduciary services to its retail and commercial customers from offices located throughout the Southeast and offers factoring and asset-based lending on a nationwide basis.
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”).
Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material. Material estimates that are particularly susceptible to change include the allowance for credit losses and the fair value of assets acquired and liabilities assumed as part of a business acquisition.

Impact of Recently-Issued Accounting Standards and Pronouncements:
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which amends the disclosure requirements in the notes to financial statements of specified information about certain costs and expenses. ASU 2024-03 will be effective January 1, 2027 and is not expected to have a significant impact on the Company’s financial statements.
In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. Entities will also be required to disclose income/(loss) from continuing operations before income tax expense/(benefit) disaggregated between domestic and foreign, as well as income tax expense/(benefit) from continuing operations disaggregated by federal, state and foreign. ASU 2023-09 was effective January 1, 2025 and did not have a significant impact on our financial statements.
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
Note 2 – Mergers and Acquisitions
(Dollar Amounts In Thousands, Except Share Data)
Acquisition of The First Bancshares, Inc. (“The First”)

Effective April 1, 2025, the Company completed its acquisition by merger of The First, the parent company of The First Bank, in a transaction valued at approximately $1,052,690. The Company issued 30,811,851 shares of common stock and paid approximately $1,869, net of tax benefit, to The First stock option holders for 100% of the voting equity interest in The First. At closing, The First merged with and into the Company, with the Company the surviving corporation in the merger; immediately thereafter, The First Bank merged with and into Renasant Bank, with Renasant Bank the surviving banking corporation in the merger. Before the merger, The First operated 116 banking locations throughout Louisiana, Mississippi, Alabama, Georgia and Florida. The Company incurred transaction costs of $17,494 and $38,764 during the three and nine months ended September 30, 2025. The Company incurred transaction costs of $4,746 during the three and nine months ended September 30, 2024. These transaction costs are reported in the line item “Merger and conversion related expenses” in the Consolidated Statements of Income.
The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair values as of the acquisition date. The Company recorded approximately $582,423 in intangible assets which consist of goodwill of $422,813 and a core deposit intangible of $159,610. Goodwill resulted from a combination of revenue enhancements from expansion in existing markets and efficiencies resulting from operational synergies. The calculation of goodwill is subject to change as additional information becomes available during the measurement period. As a result of the various measurement period adjustments identified during the third quarter of 2025, the estimated fair value of goodwill as of the acquisition date decreased by $8,071, from $430,884 to $422,813. The fair value of the core deposit intangible is being amortized over its estimated useful life, currently expected to be approximately 10 years. The goodwill is not deductible for income tax purposes.

The Company assumed the outstanding short-term borrowings and long-term debt of The First. Short-term borrowings consisted of $298,250 in short-term advances from the Federal Home Loan Bank. Long-term debt consisted of $95,262 and $25,653 in subordinated notes and junior subordinated debentures, respectively.

The following table summarizes the calculation of the purchase price in connection with the Company’s merger with The First.

Purchase Price:
Shares issued to common shareholders, excluding unvested restricted stock awards	30,811,851
Purchase price per share	$33.93
Value of stock paid	$1,045,446
Fair value of converted unvested restricted stock awards for pre-combination service	5,375
Cash settlement for stock options, net of tax benefit	1,869
Total purchase price	$1,052,690

The following table summarizes the fair value on April 1, 2025 of assets acquired and liabilities assumed on that date in connection with the merger with The First.

	As Reported by The First	Preliminary Adjustments	Measurement Period Adjustments	Fair Value of Net Assets Acquired at Date of Acquisition
Cash and cash equivalents	$263,352	$—	$—	$263,352
Securities	1,528,975	(71,772)	174	1,457,377
Loans, including loans held for sale	5,327,056	(152,153)	(1,511)	5,173,392
Premises and equipment	174,770	(1,596)	—	173,174
Bank-owned life insurance	146,601	—	—	146,601
Other real estate owned	8,413	2,696	—	11,109
Core deposit intangible	56,899	102,711	—	159,610
Other assets	169,500	3,859	379	173,738
Total assets	$7,675,566	$(116,255)	$(958)	$7,558,353

Deposits	$6,456,784	$(7,391)	$—	6,449,393
Borrowings	422,067	(2,902)	—	419,165
Other liabilities	75,760	(15,903)	61	59,918
Total liabilities	$6,954,611	$(26,196)	$61	$6,928,476

Net identifiable assets acquired over liabilities assumed	$720,955	$(90,059)	$(1,019)	$629,877
Goodwill(1)	272,520	158,364	(8,071)	422,813
Net assets acquired over liabilities assumed	$993,475	$68,305	$(9,090)	$1,052,690
(1) The goodwill resulting from the merger has been assigned to the Community Banks operating segment.

The following table presents additional information related to the acquired loan portfolio at the acquisition date:

April 1, 2025
Purchased Credit-Deteriorated (“PCD”) loans:
Par value	$168,511
Allowance for credit losses at acquisition	(25,003)
Non-credit discount	(4,021)
Purchase price	$139,487

Non-PCD loans:
Fair value	$5,032,996
Gross contractual amounts receivable	5,233,447
Estimate of contractual cash flows not expected to be collected	62,190

Supplemental Pro Forma Combined Condensed Consolidated Results of Operations
The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the three and nine months ended September 30, 2025 and 2024 of the Company as though the merger with The First had been completed as of January 1, 2024. The unaudited pro forma information combines the historical results of The First with the Company’s historical consolidated results and applies the impact of purchase accounting adjustments such as loan discount accretion, deposit amortization and intangible assets amortization as if the merger was completed as of January 1, 2024. It excludes $20,479 of merger-related expenses and $66,612 of Day 1 acquisition provision expense from the second quarter of 2025 and instead includes such expenses in the first quarter of 2024. The pro forma information is not necessarily indicative of what would have occurred had the acquisition taken place on January 1, 2024. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Other than the aforementioned $20,479 in merger-related expenses, which were attributed to the first quarter of 2024, merger expenses are reflected in the period in which they were incurred.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net interest income - pro forma	$214,571	$210,037	$639,871	$620,429

Noninterest income - pro forma	$46,026	$99,012	$139,289	$200,096

Noninterest expense - pro forma	$183,830	$175,935	$548,533	$516,469

Net income - pro forma	$50,839	$98,877	$173,055	$175,698

Earnings per share - pro forma:
Basic	$0.54	$1.07	$1.83	$1.96
Diluted	$0.53	$1.06	$1.81	$1.95
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

There was no allowance for credit losses allocated to any of the Company’s available for sale securities as of September 30, 2025 or December 31, 2024.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
Obligations of states and political subdivisions	$270,696	$5,318	$(2,365)	$273,649
Residential mortgage backed securities:
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	710,105	3,709	(17,508)	696,306
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	739,005	2,978	(59,903)	682,080
Commercial mortgage backed securities:
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	100,337	221	(799)	99,759
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	414,781	2,639	(18,669)	398,751
Other debt securities	364,473	871	(3,239)	362,105
	$2,599,397	$15,736	$(102,483)	$2,512,650

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Obligations of states and political subdivisions	$20,266	$57	$(2,269)	$18,054
Residential mortgage backed securities:
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	185,292	81	(24,468)	160,905
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	475,311	75	(86,870)	388,516
Commercial mortgage backed securities:
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	11,373	—	(751)	10,622
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	146,510	41	(21,595)	124,956
Other debt securities	130,175	440	(2,655)	127,960
	$968,927	$694	$(138,608)	$831,013

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
Obligations of states and political subdivisions	$280,536	$26	$(33,585)	$246,977
Residential mortgage backed securities
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	336,382	—	(11,384)	324,998
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	327,592	—	(19,529)	308,063
Commercial mortgage backed securities:
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	16,944	—	(2,185)	14,759
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	42,372	—	(6,129)	36,243
Other debt securities	48,090	—	(2,440)	45,650
	$1,051,916	$26	$(75,252)	$976,690
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$1,051,884

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Obligations of states and political subdivisions	$284,542	$3	$(42,491)	$242,054
Residential mortgage backed securities
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	372,414	—	(25,251)	347,163
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	354,882	—	(41,506)	313,376
Commercial mortgage backed securities:
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	16,961	—	(2,958)	14,003
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	43,662	—	(7,317)	36,345
Other debt securities	53,683	—	(4,080)	49,603
	$1,126,144	$3	$(123,603)	$1,002,544
Allowance for credit losses - held to maturity securities	(32)
Held to maturity securities, net of allowance for credit losses	$1,126,112
Securities sold are presented in the tables below for the periods presented. On April 1, 2025, the Company acquired available for sale securities with a fair value of $1,457,377 as part of the merger with The First. Shortly after merger, certain securities from this portfolio were sold at carrying value, resulting in no gain or loss on the sale; no other securities were sold in the first nine months of 2025. With respect to the securities sold during the nine months ended September 30, 2024, the Company intended to sell these securities as of December 31, 2023, and completed the sale in January 2024. Therefore, the Company impaired the securities and recognized the loss in net income as of December 31, 2023.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Carrying Value Immediately Prior to Sale	Net Proceeds	Gain/(Loss)
Nine months ended September 30, 2025
Obligations of other U.S. Government agencies and corporations	$34,394	$34,394	$—
Obligations of states and political subdivisions	327,509	327,509	—
Residential mortgage backed securities:
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	275,910	275,910	—
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	2,437	2,437	—
Commercial mortgage backed securities:
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	6,541	6,541	—
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	6,480	6,480	—
Other debt securities	33,214	33,214	—
	$686,485	$686,485	$—

	Carrying Value Immediately Prior to Sale	Net Proceeds	Impairment (Recognized in December 2023)
Nine months ended September 30, 2024
Obligations of states and political subdivisions	$12,301	$11,360	$(941)
Residential mortgage backed securities:
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	107,389	95,922	(11,467)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	48,300	43,990	(4,310)
Commercial mortgage backed securities:
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	28,547	25,913	(2,634)
	$196,537	$177,185	$(19,352)

At September 30, 2025 and December 31, 2024, securities with a carrying value of $1,210,564 and $818,344, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $13,639 and $16,935 were pledged as collateral for short-term borrowings and derivative instruments, respectively, at September 30, 2025. Securities with a carrying value of $13,083 and $12,443 were pledged as collateral for short-term borrowings and derivative instruments, respectively, at December 31, 2024.
The amortized cost and fair value of securities at September 30, 2025 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$420	$420	$9,797	$9,815
Due after one year through five years	5,649	5,427	76,154	76,555
Due after five years through ten years	180,726	161,444	121,374	121,260
Due after ten years	93,741	79,686	119,660	121,614
Residential mortgage backed securities:
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	336,382	324,998	710,105	696,306
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	327,592	308,063	739,005	682,080
Commercial mortgage backed securities:
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	16,944	14,759	100,337	99,759
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	42,372	36,243	414,781	398,751
Other debt securities	48,090	45,650	308,184	306,510
	$1,051,916	$976,690	$2,599,397	$2,512,650

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the age of gross unrealized losses and fair value by investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
September 30, 2025
Obligations of states and political subdivisions	19	$33,281	$(702)	7	$13,309	$(1,663)	26	$46,590	$(2,365)
Residential mortgage backed securities:
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	5	122,812	(1,316)	36	137,171	(16,192)	41	259,983	(17,508)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	3	27,820	(155)	37	306,995	(59,748)	40	334,815	(59,903)
Commercial mortgage backed securities:
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	9	71,211	(396)	2	5,581	(403)	11	76,792	(799)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	9	28,319	(40)	25	102,483	(18,629)	34	130,802	(18,669)
Other debt securities	16	269,566	(1,983)	10	18,286	(1,256)	26	287,852	(3,239)
Total	61	$553,009	$(4,592)	117	$583,825	$(97,891)	178	$1,136,834	$(102,483)
December 31, 2024
Obligations of states and political subdivisions	—	$—	$—	7	$12,841	$(2,269)	7	$12,841	$(2,269)
Residential mortgage backed securities:
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	7	11,051	(259)	34	141,321	(24,208)	41	152,372	(24,467)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	3	48,879	(482)	37	311,964	(86,389)	40	360,843	(86,871)
Commercial mortgage backed securities:
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	2	5,248	(122)	2	5,375	(629)	4	10,623	(751)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	2	7,681	(39)	25	104,326	(21,556)	27	112,007	(21,595)
Other debt securities	2	22,357	(218)	17	30,801	(2,437)	19	53,158	(2,655)
Total	16	$95,216	$(1,120)	122	$606,628	$(137,488)	138	$701,844	$(138,608)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
September 30, 2025
Obligations of states and political subdivisions	6	$15,151	$(1,272)	119	$229,928	$(32,313)	125	$245,079	$(33,585)
Residential mortgage backed securities:
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	—	—	—	66	324,998	(11,384)	66	324,998	(11,384)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	18	308,063	(19,529)	18	308,063	(19,529)
Commercial mortgage backed securities:
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	—	—	—	1	14,758	(2,185)	1	14,758	(2,185)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	9	36,285	(6,129)	9	36,285	(6,129)
Other debt securities	—	—	—	10	45,854	(2,440)	10	45,854	(2,440)
Total	6	$15,151	$(1,272)	223	$959,886	$(73,980)	229	$975,037	$(75,252)
December 31, 2024
Obligations of states and political subdivisions	—	$—	$—	128	$240,394	$(42,491)	128	$240,394	$(42,491)
Residential mortgage backed securities:
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	—	—	—	69	347,154	(25,251)	69	347,154	(25,251)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	18	313,376	(41,506)	18	313,376	(41,506)
Commercial mortgage backed securities:
Mortgage backed securities issued by U.S. Government agencies or sponsored enterprises	—	—	—	1	14,002	(2,958)	1	14,002	(2,958)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	—	9	36,345	(7,317)	9	36,345	(7,317)
Other debt securities	—	—	—	10	49,603	(4,080)	10	49,603	(4,080)
Total	—	$—	$—	235	$1,000,874	$(123,603)	235	$1,000,874	$(123,603)

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
amortized cost basis of the security is considered the amount related to other market factors and is recognized in other comprehensive income, net of tax.

As of September 30, 2025, the Company did not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, more than 90% of available for sale securities have the explicit backing of the U.S. government or a guarantee from a U.S. government sponsored enterprise that has perceived credit risk the same as the U.S. government. Performance of these securities has been in line with broader market price performance, indicating that increases in market-based, risk-free rates, and not credit-related factors, are driving losses. When determining the fair value of the contractual cash flows for municipal and corporate securities, the Company considers historical experience with credit sensitive securities, current market conditions, the financial condition of the underlying issuer, current credit ratings, ratings changes and outlook, explicit and implicit guarantees, or insurance programs. Based upon its review of these factors as of September 30, 2025, the Company determined that all such losses resulted from factors not deemed credit-related. As a result, no credit-related impairment was recognized in current earnings, and all unrealized losses for available for sale securities were recorded in other comprehensive income (loss). See Note 13, “Other Comprehensive Income” for more information on the Company’s unrealized losses on securities.

The allowance for credit losses on held to maturity securities was $32 at each of September 30, 2025 and December 31, 2024. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by nationally recognized statistical ratings agencies. Updated investment grades are obtained as they become available from agencies. As of September 30, 2025, all of the debt securities held to maturity were rated A or higher by the ratings agencies.

Note 4 – Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean loans excluding loans held for sale.

The following is a summary of loans and leases as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2025	December 31, 2024
Commercial, financial, agricultural	$2,760,490	$1,885,817
Lease financing	78,964	95,071
Real estate – construction:
Residential	404,651	256,655
Commercial	1,122,839	836,998
Total real estate – construction	1,527,490	1,093,653
Real estate – 1-4 family mortgage:
Primary	3,061,356	2,428,076
Home equity	739,786	544,158
Rental/investment	841,515	402,938
Land development	239,955	113,705
Total real estate – 1-4 family mortgage	4,882,612	3,488,877
Real estate – commercial mortgage:
Owner-occupied	3,321,186	1,894,679
Non-owner occupied	6,120,677	4,226,937
Land development	223,212	114,452
Total real estate – commercial mortgage	9,665,075	6,236,068
Installment loans to individuals	115,675	90,014
Gross loans	19,030,306	12,889,500
Unearned income	(4,785)	(4,480)
Loans, net of unearned income	$19,025,521	$12,885,020

Past Due and Nonaccrual Loans
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Generally, the recognition of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer and other retail loans are typically charged-off no later than the time the loan is 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. For loans that are placed on nonaccrual status or charged-off, all interest accrued for the current year but not collected is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. No interest income was recognized on nonaccrual loans for the three and nine months ended September 30, 2025 and 2024.
The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
September 30, 2025
Commercial, financial, agricultural	$4,430	$138	$2,723,231	$2,727,799	$(260)	$6,946	$26,005	$32,691	$2,760,490
Lease financing	215	—	78,111	78,326	—	638	—	638	78,964
Real estate – construction:
Residential	441	—	401,685	402,126	—	241	2,284	2,525	404,651
Commercial	2,708	—	1,118,008	1,120,716	—	—	2,123	2,123	1,122,839
Total real estate – construction	3,149	—	1,519,693	1,522,842	—	241	4,407	4,648	1,527,490
Real estate – 1-4 family mortgage:
Primary	26,510	46	2,982,691	3,009,247	2,351	42,865	6,893	52,109	3,061,356
Home equity	4,852	—	732,374	737,226	414	1,875	271	2,560	739,786
Rental/investment	2,235	103	836,590	838,928	238	1,442	907	2,587	841,515
Land development	177	—	239,729	239,906	—	44	5	49	239,955
Total real estate – 1-4 family mortgage	33,774	149	4,791,384	4,825,307	3,003	46,226	8,076	57,305	4,882,612
Real estate – commercial mortgage:
Owner-occupied	5,278	—	3,286,031	3,291,309	3,964	3,950	21,963	29,877	3,321,186
Non-owner occupied	649	485	6,074,884	6,076,018	9,241	7,361	28,057	44,659	6,120,677
Land development	332	—	222,161	222,493	82	585	52	719	223,212
Total real estate – commercial mortgage	6,259	485	9,583,076	9,589,820	13,287	11,896	50,072	75,255	9,665,075
Installment loans to individuals	827	20	114,609	115,456	89	104	26	219	115,675
Unearned income	—	—	(4,785)	(4,785)	—	—	—	—	(4,785)
Loans, net of unearned income	$48,654	$792	$18,805,319	$18,854,765	$16,119	$66,051	$88,586	$170,756	$19,025,521

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans				Nonaccruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Total Loans
December 31, 2024
Commercial, financial, agricultural	$807	$125	$1,883,010	$1,883,942	$245	$734	$896	$1,875	$1,885,817
Lease financing	27	—	90,961	90,988	78	614	3,391	4,083	95,071
Real estate – construction:
Residential	2,194	—	253,238	255,432	—	1,023	200	1,223	256,655
Commercial	—	16	836,982	836,998	—	—	—	—	836,998
Total real estate – construction	2,194	16	1,090,220	1,092,430	—	1,023	200	1,223	1,093,653
Real estate – 1-4 family mortgage:
Primary	29,258	—	2,343,781	2,373,039	13,627	25,335	16,075	55,037	2,428,076
Home equity	3,186	35	537,568	540,789	941	1,094	1,334	3,369	544,158
Rental/investment	573	12	401,977	402,562	136	240	—	376	402,938
Land development	25	1,740	111,920	113,685	20	—	—	20	113,705
Total real estate – 1-4 family mortgage	33,042	1,787	3,395,246	3,430,075	14,724	26,669	17,409	58,802	3,488,877
Real estate – commercial mortgage:
Owner-occupied	2,650	365	1,879,350	1,882,365	296	1,000	11,018	12,314	1,894,679
Non-owner occupied	326	—	4,197,331	4,197,657	—	—	29,280	29,280	4,226,937
Land development	142	160	111,019	111,321	98	16	3,017	3,131	114,452
Total real estate – commercial mortgage	3,118	525	6,187,700	6,191,343	394	1,016	43,315	44,725	6,236,068
Installment loans to individuals	654	11	89,246	89,911	4	42	57	103	90,014
Unearned income	—	—	(4,480)	(4,480)	—	—	—	—	(4,480)
Loans, net of unearned income	$39,842	$2,464	$12,731,903	$12,774,209	$15,445	$30,098	$65,268	$110,811	$12,885,020

Collateral Dependent Loans
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics with other loans within the Company’s portfolio, and the allowance for credit losses on such loans is evaluated on an individual basis rather than on a collective basis with other pooled loans. The majority of collateral dependent loans consist of commercial purpose loans with collateral comprised of real estate and business assets. Collateral dependent loans were $131,265 and $66,063 at September 30, 2025 and December 31, 2024, respectively. The Company recorded a specific allowance for credit losses on such loans of $27,010 and $15,052 at September 30, 2025 and December 31, 2024, respectively, which reflected the difference between the net realizable value of the collateral and the amortized cost of the loans. The increase in collateral dependent loans from December 31, 2024 is primarily due to acquired collateral dependent loans from The First.
Certain Modifications to Borrowers Experiencing Financial Difficulty
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (including extension of the amortization period), or a term extension, but excluding covenant waivers and modification of contingent acceleration clauses, are required to be disclosed in accordance with ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). All modifications for the three and nine months ended September 30, 2025 and 2024 and which met the disclosure criteria in ASU 2022-02 were performing in accordance with their modified terms at September 30, 2025 and 2024, respectively. There were unused commitments of $647 and $464 with respect to these loans at September 30, 2025 and September 30, 2024, respectively. Upon the Company’s determination that a modification has subsequently become uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is adjusted accordingly. See Note 5, “Allowance for Credit Losses,” for more information on the allowance for credit losses.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables present the amortized cost basis of loans that were experiencing financial difficulty, modified during the three and nine months ended September 30, 2025 and 2024, respectively, by class of financing receivable and by type of modification. The percentage of the amortized cost basis for each class of disclosed modifications as compared to the amortized cost basis of each class of loans is also presented below.

	Three Months Ended September 30, 2025
	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction and Term Extension	Total	% Total Loans by Class
Commercial, financial, agricultural	$—	$27,025	$—	$101	$—	$27,126	0.98%
Lease financing	—	—	—	—	—	—	—
Real estate – 1-4 family mortgage:
Primary	—	—	157	17	—	174	0.01
Home equity	—	39	124	—	—	163	0.02
Total real estate – 1-4 family mortgage	—	39	281	17	—	337	0.01
Real estate – commercial mortgage:
Owner-occupied	1,142	$—	$—	$—	$142	$1,284	0.04
Non-owner occupied	—	—	—	—	357	357	0.01
Land development	—	33	—	—	—	33	0.01
Total real estate – commercial mortgage	1,142	33	—	—	499	1,674	0.02
Installment loans to individuals	—	—	—	11	—	11	0.01
Loans, net of unearned income	$1,142	$27,097	$281	$129	$499	$29,148	0.15%

	Nine Months Ended September 30, 2025
	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction and Term Extension	Interest Rate Reduction, Term Extension and Payment Delay	Total	% Total Loans by Class
Commercial, financial, agricultural	$—	$27,025	$—	$101	$—	$—	$27,126	0.98%
Real estate – construction:
Residential	—	—	—	235	—	—	235	0.06%
Real estate – 1-4 family mortgage:
Primary	—	—	157	17	—	—	174	0.01
Home equity	—	39	124	—	—	—	163	0.02
Total real estate – 1-4 family mortgage	—	39	281	17	—	—	337	0.01
Real estate – commercial mortgage:
Owner-occupied	1,142	—	—	—	142	—	1,284	0.04
Non-owner occupied	—	2,077	—	—	357	—	2,434	0.04
Land development	—	33	—	—	—	—	33	0.01
Total real estate – commercial mortgage	1,142	2,110	—	—	499	—	3,751	0.04
Installment loans to individuals	—	81	6	13	—	2	102	0.09
Loans, net of unearned income	$1,142	$29,255	$287	$366	$499	$2	$31,551	0.17%

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2024
	Term Extension	Payment Delay	Interest Rate Reduction, Term Extension and Payment Delay	Interest Rate Reduction and Payment Delay	Total	% Total Loans by Class
Commercial, financial, agricultural	$—	$53	$—	$—	$53	—%
Real estate – 1-4 family mortgage:
Primary	23	1,620	—	206	1,849	0.08
Home equity	106	—	—	—	106	0.02
Rental/investment	36	548	—	—	584	0.15
Total real estate – 1-4 family mortgage	165	2,168	—	206	2,539	—
Real estate – commercial mortgage:
Owner-occupied	1,086	206	—	—	1,292	0.07
Installment loans to individuals	—	—	3	—	3	—
Loans, net of unearned income	$1,251	$2,427	$3	$206	$3,887	0.03%

	Nine Months Ended September 30, 2024
	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction and Term Extension	Interest Rate Reduction, Term Extension and Payment Delay	Interest Rate Reduction and Payment Delay	Total	% Total Loans by Class
Commercial, financial, agricultural	$1,097	$69	$53	$—	$—	$125	—	$1,344	0.07%
Real estate – 1-4 family mortgage:
Primary	—	56	1,806	442	—	—	206	2,510	0.10
Home equity	—	106	—	—	—	—	—	106	0.02
Rental/investment	—	36	548	—	—	—	—	584	0.15
Total real estate – 1-4 family mortgage	—	198	2,354	442	—	—	206	3,200	0.09
Real estate – commercial mortgage:
Owner-occupied	6,946	1,266	206	—	255	—	—	8,673	0.47
Non-owner occupied	—	2,431	83	—	—	—	—	2,514	0.06
Total real estate – commercial mortgage	6,946	3,697	289	—	255	—	—	11,187	0.19
Installment loans to individuals	—	—	13	—	—	3	—	16	0.02
Loans, net of unearned income	$8,043	$3,964	$2,709	$442	$255	$128	206	$15,747	0.12%

The following tables present the weighted average financial effect of loan modifications by class of financing receivable for the periods presented.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Three months ended September 30, 2025
Loan Type	Financial Effect
Interest Rate Reduction
Real Estate - Commercial Mortgage - Owner Occupied	Reduced the interest rate 485 basis points
Term Extension
Commercial, financial, agricultural	Extended the term 12 months
Real estate – 1-4 family mortgage - Home Equity	Extended the term 56 months
Real Estate - Commercial Mortgage - Land Development	Extended the term 60 months
Payment Delay
Real estate – 1-4 family mortgage - Primary	Delayed the payment 16 months
Real estate – 1-4 family mortgage - Home Equity	Delayed the payment 51 months
Combination - Term Extension and Payment Delay
Commercial, financial, agricultural	Extended the term and delayed the payment 22 months
Real estate – 1-4 family mortgage - Primary	Extended the term and delayed the payment 19 months
Installment loans to individuals	Extended the term and delayed the payment 43 months
Combination - Interest Rate Reduction and Term Extension
Real Estate - Commercial Mortgage - Owner Occupied	Reduced the interest rate 45 basis points and extended the term 80 months
Real Estate - Commercial Mortgage - Non-owner Occupied	Reduced the interest rate 45 basis points and extended the term 81 months

Nine months ended September 30, 2025
Loan Type	Financial Effect
Interest Rate Reduction
Real Estate - Commercial Mortgage - Owner Occupied	Reduced the interest rate 485 basis points
Term Extension
Commercial, financial, agricultural	Extended the term 12 months
Real estate – 1-4 family mortgage - Home Equity	Extended the term 56 months
Real Estate - Commercial Mortgage - Non-owner Occupied	Extended the term 12 months
Real Estate - Commercial Mortgage - Land Development	Extended the term 60 months
Installment loans to individuals	Extended the term 124 months
Payment Delay
Real estate – 1-4 family mortgage - Primary	Delayed the payment 16 months
Real estate – 1-4 family mortgage - Home Equity	Delayed the payment 50 months
Installment loans to individuals	Delayed the payment 23 months
Combination - Term Extension and Payment Delay
Commercial, financial, agricultural	Extended the term and delayed the payment 22 months
Real estate – Construction - Residential	Extended the term and delayed the payment 35 months
Real estate – 1-4 family mortgage - Primary	Extended the term and delayed the payment 19 months
Installment loans to individuals	Extended the term and delayed the payment 45 months
Combination - Interest Rate Reduction and Term Extension
Real Estate - Commercial Mortgage - Owner Occupied	Reduced the interest rate 45 basis points and extended the term 80 months
Real Estate - Commercial Mortgage - Non-owner Occupied	Reduced the interest rate 45 basis points and extended the term 81 months
Combination - Interest Rate Reduction, Term Extension and Payment Delay
Installment loans to individuals	Reduced the interest rate 425 basis points and extended the term and delayed the payment 49 months

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Three months ended September 30, 2024
Loan Type	Financial Effect
Term Extension
Real estate – 1-4 family mortgage - Primary	Extended the term 90 months
Real estate – 1-4 family mortgage - Home Equity	Extended the term 16 months
Real estate – 1-4 family mortgage - Rental/investment	Extended the term 6 months
Real Estate - Commercial Mortgage - Owner Occupied	Extended the term 8 months
Payment Delay
Commercial, financial, agricultural	Delayed the payment 8 months
Real estate – 1-4 family mortgage - Primary	Delayed the payment 19 months
Real estate – 1-4 family mortgage - Rental/investment	Delayed the payment 131 months
Real Estate - Commercial Mortgage - Owner Occupied	Delayed the payment 40 months
Combination - Interest Rate Reduction and Payment Delay
Real estate – 1-4 family mortgage - Primary	Reduced the interest rate 25 basis points and extended the term 51 months
Combination - Interest Rate Reduction, Term Extension and Payment Delay
Installment loans to individuals	Reduced the interest rate 460 basis points and extended the term and delayed the payment 54 months

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Nine months ended September 30, 2024
Loan Type	Financial Effect
Interest Rate Reduction
Commercial, financial, agricultural	Reduced the interest rate 39 basis points
Real Estate - Commercial Mortgage - Owner Occupied	Reduced the interest rate 47 basis points
Term Extension
Commercial, financial, agricultural	Extended the term 8 months
Real estate – 1-4 family mortgage - Primary	Extended the term 51 months
Real estate – 1-4 family mortgage - Home Equity	Extended the term 16 months
Real estate – 1-4 family mortgage - Rental/investment	Extended the term 6 months
Real Estate - Commercial Mortgage - Owner Occupied	Extended the term 8 months
Real Estate - Commercial Mortgage - Non-owner Occupied	Extended the term 8 months
Payment Delay
Commercial, financial, agricultural	Delayed the payment 8 months
Real estate – 1-4 family mortgage - Primary	Delayed the payment 22 months
Real estate – 1-4 family mortgage - Rental/investment	Delayed the payment 131 months
Real Estate - Commercial Mortgage - Owner Occupied	Delayed the payment 40 months
Real Estate - Commercial Mortgage - Non-owner Occupied	Delayed the payment 9 months
Installment loans to individuals	Delayed the payment 17 months
Combination - Term Extension and Payment Delay
Real estate – 1-4 family mortgage - Primary	Extended the term and delayed the payment 42 months
Combination - Interest Rate Reduction and Term Extension
Real Estate - Commercial Mortgage - Owner Occupied	Reduced the interest rate 275 basis points and extended the term 21 months
Combination - Interest Rate Reduction and Payment Delay
Real estate – 1-4 family mortgage - Primary	Reduced the interest rate 25 basis points and delayed the payment 51 months
Combination - Interest Rate Reduction, Term Extension and Payment Delay
Commercial, financial, agricultural	Reduced the interest rate 181 basis points and extended the term and delayed the payment 59 months
Installment loans to individuals	Reduced the interest rate 460 basis points and extended the term and delayed the payment 54 months
Credit Quality
For commercial and commercial real estate loans, internal risk-rating grades are assigned by lending, credit administration and loan review personnel, based on an analysis of the financial and collateral strength and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of commercial and commercial real estate secured loans. Loan grades range between 10 and 95, with 10 being loans with the least credit risk. Loans within the “Pass” grade (those with a risk rating between 10 and 69) generally have a lower risk of loss and therefore a lower risk factor applied to the loan balances. The “Special Mention” grade (those with a risk rating between 70 and 79) represents a loan where a significant adverse risk-modifying action is anticipated in the near term that, if left uncorrected, could result in deterioration of the credit quality of the loan. Loans that migrate toward the “Classified” grade generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances.
The following tables present the Company’s loan portfolio by year of origination and internal risk-rating grades as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2025
Commercial, Financial, Agricultural	$453,028	$292,323	$213,414	$242,191	$141,528	$121,173	$1,263,029	$3,592	$2,730,278
Pass	451,970	285,390	192,780	235,332	139,257	115,489	1,206,897	367	2,627,482
Special Mention	206	2,767	16,032	586	453	3,613	18,562	—	42,219
Classified	852	4,166	4,602	6,273	1,818	2,071	37,570	3,225	60,577

Lease Financing Receivables	$9,572	$8,112	$13,660	$30,939	$6,709	$5,187	$—	$—	$74,179
Pass	9,560	8,112	13,165	29,059	6,709	5,187	—	—	71,792
Special Mention	—	—	—	32	—	—	—	—	32
Classified	12	—	495	1,848	—	—	—	—	2,355

Real Estate - Construction	$408,714	$419,441	$322,877	$225,680	$8,252	$98	$31,284	$1,145	$1,417,491
Residential	209,182	72,180	5,989	241	—	—	7,060	—	294,652
Pass	207,133	72,180	5,754	—	—	—	7,060	—	292,127
Special Mention	—	—	—	—	—	—	—	—	—
Classified	2,049	—	235	241	—	—	—	—	2,525

Commercial	199,532	347,261	316,888	225,439	8,252	98	24,224	1,145	1,122,839
Pass	199,532	347,259	298,658	223,318	8,252	98	24,224	1,145	1,102,486
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	2	18,230	2,121	—	—	—	—	20,353

Real Estate - 1-4 Family Mortgage	$289,327	$244,798	$167,011	$215,772	$121,131	$87,795	$109,877	$402	$1,236,113
Primary	22,085	18,104	9,154	15,152	12,632	12,130	524	82	89,863
Pass	21,754	14,797	8,510	14,514	11,629	10,912	524	82	82,722
Special Mention	—	199	—	209	449	46	—	—	903
Classified	331	3,108	644	429	554	1,172	—	—	6,238

Home Equity	3,015	814	883	775	758	265	102,888	320	109,718
Pass	3,015	814	883	272	758	265	102,559	269	108,835
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	503	—	—	329	51	883

Rental/Investment	187,220	142,595	127,516	183,646	105,543	74,139	2,240	—	822,899
Pass	186,026	141,898	126,195	182,079	104,506	72,012	2,240	—	814,956
Special Mention	268	175	546	148	93	32	—	—	1,262
Classified	926	522	775	1,419	944	2,095	—	—	6,681

Land Development	77,007	83,285	29,458	16,199	2,198	1,261	4,225	—	213,633
Pass	77,007	80,391	29,458	16,199	2,198	1,261	4,225	—	210,739
Special Mention	—	2,894	—	—	—	—	—	—	2,894
Classified	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$1,698,474	$1,414,243	$1,022,192	$2,455,287	$1,317,543	$1,385,472	$358,688	$2,077	$9,653,976
Owner-Occupied	377,668	577,015	444,953	589,572	483,072	623,280	225,473	—	3,321,033
Pass	376,885	563,297	429,598	577,140	469,153	588,653	215,394	—	3,220,120
Special Mention	356	5,366	3,816	1,750	1,514	15,135	9,228	—	37,165
Classified	427	8,352	11,539	10,682	12,405	19,492	851	—	63,748

Non-Owner Occupied	1,256,303	784,652	558,455	1,840,634	813,648	752,286	112,622	2,077	6,120,677
Pass	1,201,694	757,376	554,765	1,716,497	778,906	690,735	111,009	—	5,810,982
Special Mention	38,986	7,731	2,275	66,737	9,412	7,966	138	—	133,245
Classified	15,623	19,545	1,415	57,400	25,330	53,585	1,475	2,077	176,450

Land Development	64,503	52,576	18,784	25,081	20,823	9,906	20,593	—	212,266

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Pass	64,337	50,741	17,988	23,994	20,806	9,605	20,593	—	208,064
Special Mention	139	1,069	750	—	—	113	—	—	2,071
Classified	27	766	46	1,087	17	188	—	—	2,131

Installment loans to individuals	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$2,859,115	$2,378,917	$1,739,154	$3,169,869	$1,595,163	$1,599,725	$1,762,878	$7,216	$15,112,037
Pass	2,798,913	2,322,255	1,677,754	3,018,404	1,542,174	1,494,217	1,694,725	1,863	14,550,305
Special Mention	39,955	20,201	23,419	69,462	11,921	26,905	27,928	—	219,791
Classified	20,247	36,461	37,981	82,003	41,068	78,603	40,225	5,353	341,941

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2024
Commercial, Financial, Agricultural	$292,917	$208,900	$228,690	$113,192	$66,121	$54,163	$898,772	$2,889	$1,865,644
Pass	287,632	206,087	213,209	112,527	64,780	52,756	874,104	2,767	1,813,862
Special Mention	591	1,613	185	242	107	378	7,006	—	10,122
Classified	4,694	1,200	15,296	423	1,234	1,029	17,662	122	41,660

Lease Financing Receivables	$12,239	$22,339	$39,738	$9,125	$3,724	$3,426	$—	$—	$90,591
Pass	12,239	17,225	34,637	8,778	2,587	3,246	—	—	78,712
Watch	—	1,261	3,254	173	1,137	180	—	—	6,005
Classified	—	3,853	1,847	174	—	—	—	—	5,874

Real Estate - Construction	$353,568	$243,827	$382,439	$18,443	$—	$625	$20,096	$—	$1,018,998
Residential	162,966	15,455	1,708	—	—	625	1,246	—	182,000
Pass	160,772	14,673	1,467	—	—	625	1,246	—	178,783
Special Mention	2,194	—	—	—	—	—	—	—	2,194
Classified	—	782	241	—	—	—	—	—	1,023

Commercial	190,602	228,372	380,731	18,443	—	—	18,850	—	836,998
Pass	190,602	216,051	380,731	18,443	—	—	18,850	—	824,677
Special Mention	—	12,321	—	—	—	—	—	—	12,321
Classified	—	—	—	—	—	—	—	—	—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Real Estate - 1-4 Family Mortgage	$187,587	$110,606	$120,025	$66,034	$33,800	$26,150	$35,740	$1,150	$581,092
Primary	10,925	5,336	7,865	4,247	2,463	6,534	1,704	796	39,870
Pass	10,925	5,126	7,558	3,979	2,463	5,776	1,704	796	38,327
Special Mention	—	—	143	—	—	—	—	—	143
Classified	—	210	164	268	—	758	—	—	1,400

Home Equity	966	1,005	7	937	—	35	28,976	51	31,977
Pass	966	1,005	7	937	—	—	28,976	—	31,891
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	35	—	51	86

Rental/Investment	96,447	83,682	108,436	59,836	31,029	18,146	4,745	303	402,624
Pass	95,903	82,878	108,296	59,553	30,936	17,487	4,745	213	400,011
Special Mention	180	564	44	52	24	—	—	—	864
Classified	364	240	96	231	69	659	—	90	1,749

Land Development	79,249	20,583	3,717	1,014	308	1,435	315	—	106,621
Pass	79,150	20,583	1,977	1,014	308	1,435	315	—	104,782
Special Mention	99	—	1,740	—	—	—	—	—	1,839
Classified	—	—	—	—	—	—	—	—	—

Real Estate - Commercial Mortgage	$996,574	$708,788	$1,807,169	$1,009,177	$622,818	$792,959	$251,819	$35,475	$6,224,779
Owner-Occupied	373,353	271,445	339,116	275,077	190,911	304,663	137,023	2,969	1,894,557
Pass	372,183	261,624	330,018	271,228	188,860	299,578	130,847	2,717	1,857,055
Special Mention	948	348	388	850	131	1,538	—	—	4,203
Classified	222	9,473	8,710	2,999	1,920	3,547	6,176	252	33,299

Non-Owner Occupied	576,021	427,715	1,447,377	724,161	428,874	484,792	105,645	32,331	4,226,916
Pass	554,095	427,339	1,354,418	718,043	425,291	430,220	105,645	24,360	4,039,411
Special Mention	4,900	21	77,741	814	1,138	8,254	—	—	92,868
Classified	17,026	355	15,218	5,304	2,445	46,318	—	7,971	94,637

Land Development	47,200	9,628	20,676	9,939	3,033	3,504	9,151	175	103,306
Pass	47,134	9,585	17,187	9,735	2,783	3,468	9,151	175	99,218
Special Mention	66	24	142	31	59	—	—	—	322
Classified	—	19	3,347	173	191	36	—	—	3,766

Installment loans to individuals	$5	$—	$—	$—	$—	$—	$—	$—	$5
Pass	5	—	—	—	—	—	—	—	5
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$1,842,890	$1,294,460	$2,578,061	$1,215,971	$726,463	$877,323	$1,206,427	$39,514	$9,781,109
Pass	1,811,606	1,262,176	2,449,505	1,204,237	718,008	814,591	1,175,583	31,028	9,466,734
Special Mention	8,978	16,152	83,637	2,162	2,596	10,350	7,006	—	130,881
Classified	22,306	16,132	44,919	9,572	5,859	52,382	23,838	8,486	183,494

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2025
Commercial, Financial, Agricultural	$30,179	$—	$33	$—	$—	$—	$—	$—	$30,212
Performing Loans	30,179	—	33	—	—	—	—	—	30,212
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$38,223	$45,868	$15,004	$8,315	$1,950	$—	$—	$639	$109,999
Residential	38,223	45,868	15,004	8,315	1,950	—	—	639	109,999
Performing Loans	38,223	45,868	15,004	8,315	1,950	—	—	639	109,999
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$282,209	$219,627	$372,514	$819,945	$555,821	$770,394	$611,849	$14,140	$3,646,499
Primary	277,668	217,026	366,790	802,483	546,389	761,137	—	—	2,971,493
Performing Loans	277,243	216,753	360,338	786,987	542,277	740,036	—	—	2,923,634
Non-Performing Loans	425	273	6,452	15,496	4,112	21,101	—	—	47,859

Home Equity	—	116	467	716	219	2,694	611,716	14,140	630,068
Performing Loans	—	116	184	716	145	2,172	611,644	12,664	627,641
Non-Performing Loans	—	—	283	—	74	522	72	1,476	2,427

Rental/Investment	—	—	146	12,797	2,646	3,027	—	—	18,616
Performing Loans	—	—	146	12,797	2,646	3,027	—	—	18,616
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	4,541	2,485	5,111	3,949	6,567	3,536	133	—	26,322
Performing Loans	4,541	2,485	5,111	3,905	6,562	3,536	133	—	26,273
Non-Performing Loans	—	—	—	44	5	—	—	—	49

Real Estate - Commercial Mortgage	$2,852	$1,159	$2,129	$1,708	$2,363	$888	$—	$—	$11,099
Owner-Occupied	—	—	—	—	—	153	—	—	153
Performing Loans	—	—	—	—	—	153	—	—	153
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	2,852	1,159	2,129	1,708	2,363	735	—	—	10,946
Performing Loans	2,852	1,138	2,047	1,605	2,363	735	—	—	10,740
Non-Performing Loans	—	21	82	103	—	—	—	—	206

Installment loans to individuals	$37,403	$18,982	$10,962	$7,619	$4,258	$13,027	$23,220	$204	$115,675
Performing Loans	37,403	18,982	10,907	7,555	4,255	12,910	23,220	204	115,436
Non-Performing Loans	—	—	55	64	3	117	—	—	239

Total loans not subject to risk rating	$390,866	$285,636	$400,642	$837,587	$564,392	$784,309	$635,069	$14,983	$3,913,484
Performing Loans	390,441	285,342	393,770	821,880	560,198	762,569	634,997	13,507	3,862,704
Non-Performing Loans	425	294	6,872	15,707	4,194	21,740	72	1,476	50,780

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2024
Commercial, Financial, Agricultural	$—	$—	$—	$—	$—	$20,173	$—	$—	$20,173
Performing Loans	—	—	—	—	—	20,173	—	—	20,173
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Lease Financing Receivables	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - Construction	$37,714	$23,301	$11,210	$2,056	$—	$—	$108	$266	$74,655
Residential	37,714	23,301	11,210	2,056	—	—	108	266	74,655
Performing Loans	37,514	23,301	11,210	2,056	—	—	108	266	74,455
Non-Performing Loans	200	—	—	—	—	—	—	—	200

Commercial	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$154,305	$341,962	$708,223	$492,408	$280,382	$417,656	$499,157	$13,692	$2,907,785
Primary	152,511	340,032	706,868	490,903	279,683	417,316	—	893	2,388,206
Performing Loans	152,207	336,019	692,470	485,325	269,503	397,394	—	893	2,333,811
Non-Performing Loans	304	4,013	14,398	5,578	10,180	19,922	—	—	54,395

Home Equity	30	—	—	—	—	195	499,157	12,799	512,181
Performing Loans	30	—	—	—	—	177	499,052	9,553	508,812
Non-Performing Loans	—	—	—	—	—	18	105	3,246	3,369

Rental/Investment	—	—	—	256	—	58	—	—	314
Performing Loans	—	—	—	256	—	58	—	—	314
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	1,764	1,930	1,355	1,249	699	87	—	—	7,084
Performing Loans	1,764	1,919	1,355	1,240	699	87	—	—	7,064
Non-Performing Loans	—	11	—	9	—	—	—	—	20

Real Estate - Commercial Mortgage	$2,614	$2,350	$1,902	$2,567	$1,460	$396	$—	$—	$11,289
Owner-Occupied	—	—	—	—	121	1	—	—	122
Performing Loans	—	—	—	—	121	1	—	—	122
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Non-Owner Occupied	—	—	—	—	21	—	—	—	21
Performing Loans	—	—	—	—	21	—	—	—	21
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Land Development	2,614	2,350	1,902	2,567	1,318	395	—	—	11,146
Performing Loans	2,614	2,350	1,789	2,567	1,317	395	—	—	11,032
Non-Performing Loans	—	—	113	—	1	—	—	—	114

Installment loans to individuals	$32,598	$11,488	$7,971	$3,815	$1,317	$17,261	$15,530	$29	$90,009
Performing Loans	32,561	11,472	7,971	3,802	1,317	17,212	15,529	29	89,893
Non-Performing Loans	37	16	—	13	—	49	1	—	116

Total loans not subject to risk rating	$227,231	$379,101	$729,306	$500,846	$283,159	$455,486	$514,795	$13,987	$3,103,911
Performing Loans	226,690	375,061	714,795	495,246	272,978	435,497	514,689	10,741	3,045,697
Non-Performing Loans	541	4,040	14,511	5,600	10,181	19,989	106	3,246	58,214

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following tables disclose gross charge-offs by year of origination for the nine months ended September 30, 2025 and year ended December 31, 2024, respectively:

September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Charge-offs
Commercial, financial, agricultural	$5	$642	$869	$538	$4,972	$978	$470	$8,474
Lease financing	—	—	2,356	20	34	26	—	2,436
Real estate – construction:
Residential	—	—	107	6	—	—	—	113
Real estate – 1-4 family mortgage:
Primary	—	106	64	188	64	418	—	840
Home equity	—	—	—	—	241	132	—	373
Rental/investment	—	—	—	—	—	1	—	1
Land development	—	—	—	—	—	26	—	26
Total real estate – 1-4 family mortgage	—	106	64	188	305	577	—	1,240
Real estate – commercial mortgage:
Owner-occupied	—	—	—	—	—	1,600	3,941	5,541
Non-owner occupied	—	—	—	—	—	160	—	160
Total real estate – commercial mortgage	—	—	—	—	—	1,760	3,941	5,701
Installment loans to individuals	—	182	92	34	44	843	3	1,198
Loans, net of unearned income	$5	$930	$3,488	$786	$5,355	$4,184	$4,414	$19,162

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Charge-offs
Commercial, financial, agricultural	$—	$46	$152	$879	$4	$2,975	$407	$4,463
Lease financing	—	336	306	—	—	—	—	642
Real estate – construction:
Residential	—	—	145	—	—	—	—	145
Real estate – 1-4 family mortgage:
Primary	—	29	195	35	110	102	—	471
Home equity	—	—	329	—	—	121	—	450
Rental/investment	—	—	—	—	—	45	—	45
Total real estate – 1-4 family mortgage	—	29	524	35	110	268	—	966
Real estate – commercial mortgage:
Owner-occupied	—	—	37	—	—	—	—	37
Non-owner occupied	—	—	—	—	—	5,693	—	5,693
Land development	—	—	—	—	—	7	—	7
Total real estate – commercial mortgage	—	—	37	—	—	5,700	—	5,737
Installment loans to individuals	36	110	69	15	3	1,623	—	1,856
Loans, net of unearned income	$36	$521	$1,233	$929	$117	$10,566	$407	$13,809

Loans Pledged
The FHLB of Dallas maintains a blanket lien on the Company’s loan portfolio to be pledged as collateral for various FHLB products. In addition, the Company also pledges a portion of its non-real estate loan portfolio to the Federal Reserve as collateral at the Discount Window.

Note 5 – Allowance for Credit Losses
(In Thousands)

Allowance for Credit Losses on Loans

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment and is maintained at a level believed adequate by management to absorb credit losses inherent in the entire loan portfolio. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis. Expected credit loss inherent in non-cancellable off-balance-sheet credit exposures is accounted for as a separate liability in the Consolidated Balance Sheets. The allowance for credit losses on loans held for investment, as reported in the Company’s Consolidated Balance Sheets, is adjusted by a provision for credit losses, which is reported in earnings, and reduced by net charge-offs. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed and such losses are reasonably quantifiable. Subsequent recoveries, if any, are credited to the allowance. For more information about the Company’s policies and procedures for determining the amount of the allowance for credit losses, please refer to the discussion in Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses in the Company’s loan portfolio. As of September 30, 2025 and December 31, 2024, the Company had accrued interest receivable for loans of $72,216 and $54,395, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets.
The following tables provide a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total
Three Months Ended September 30, 2025
Allowance for credit losses:
Beginning balance	$59,676	$21,784	$65,703	$135,572	$1,935	$6,100	$290,770
Initial impact of purchased credit deteriorated (“PCD”) loans acquired	1,890	—	505	(885)	—	—	1,510
Charge-offs	(2,557)	(8)	(612)	(1,296)	(42)	(539)	(5,054)
Recoveries	51	6	84	429	90	55	715
Net charge-offs	(2,506)	(2)	(528)	(867)	48	(484)	(4,339)
Provision for (recovery of) credit losses on loans	1,466	2,171	1,146	5,522	(503)	(152)	9,650
Ending balance	$60,526	$23,953	$66,826	$139,342	$1,480	$5,464	$297,591
Nine Months Ended September 30, 2025
Allowance for credit losses:
Beginning balance	$38,527	$15,126	$47,761	$90,204	$3,368	$6,770	$201,756
Initial impact of PCD loans acquired during the period	9,030	1,997	769	13,205	—	2	25,003
Charge-offs	(8,474)	(113)	(1,240)	(5,701)	(2,436)	(1,198)	(19,162)
Recoveries	1,636	6	154	551	103	444	2,894
Net charge-offs	(6,838)	(107)	(1,086)	(5,150)	(2,333)	(754)	(16,268)
Provision for (recovery of) credit losses on loans	19,807	6,937	19,382	41,083	445	(554)	87,100
Ending balance	$60,526	$23,953	$66,826	$139,342	$1,480	$5,464	$297,591

Nonaccruing loans with no allowance for credit losses	$25,041	$4,412	$4,275	$17,480	$—	$—	$51,208

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Real Estate - Construction	Real Estate - 1-4 Family Mortgage	Real Estate - Commercial Mortgage	Lease Financing	Installment Loans to Individuals	Total

Three Months Ended September 30, 2024
Allowance for credit losses:
Beginning balance	$44,951	$18,896	$47,421	$77,125	$2,515	$8,963	$199,871
Charge-offs	(347)	—	(256)	(10)	(642)	(649)	(1,904)
Recoveries	514	—	57	11	8	611	1,201
Net recoveries (charge-offs)	167	—	(199)	1	(634)	(38)	(703)
(Recovery of) provision for credit losses on loans	(2,065)	(2,240)	(3)	4,961	503	54	1,210
Ending balance	$43,053	$16,656	$47,219	$82,087	$2,384	$8,979	$200,378
Nine Months Ended September 30, 2024
Allowance for credit losses:
Beginning balance	$43,980	$18,612	$47,283	$77,020	$2,515	$9,168	$198,578
Charge-offs	(882)	—	(546)	(5,737)	(642)	(1,379)	(9,186)
Recoveries	1,385	—	130	116	26	1,181	2,838
Net recoveries (charge-offs)	503	—	(416)	(5,621)	(616)	(198)	(6,348)
Provision for (recovery of) credit losses on loans	(1,430)	(1,956)	352	10,688	485	9	8,148
Ending balance	$43,053	$16,656	$47,219	$82,087	$2,384	$8,979	$200,378

Nonaccruing loans with no allowance for credit losses	$122	$—	$6,898	$25,016	$614	$—	$32,650

The Company recorded a provision for credit losses on loans of $9,650 during the third quarter of 2025, as compared to a provision for credit losses on loans of $1,210 recorded in the third quarter of 2024. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years. The provision for credit losses on loans of $9,650 in the third quarter of 2025 was primarily driven by loan growth and changes in credit metrics that influenced the Company’s expectations of future losses, including but not limited to the balance of nonperforming loans, underlying collateral values, and historical levels of charge-offs, all considered in the context of the existing balance of the allowance for credit losses.
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
The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended September 30,	2025	2024
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$23,565	$15,718
Provision for (recovery of) credit losses on unfunded loan commitments	800	(275)
Ending balance	$24,365	$15,443

Nine Months Ended September 30,	2025	2024
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$14,943	$16,918
Provision for (recovery of) credit losses on unfunded loan commitments	9,422	(1,475)
Ending balance	$24,365	$15,443

The Company recorded a provision for credit losses on unfunded loan commitments of $800 during the third quarter of 2025, as compared to a recovery of credit losses on unfunded loan commitments of $275 recorded in the third quarter of 2024. The $800 provision for credit losses on unfunded commitments in the third quarter of 2025 was primarily driven by growth in the balance of unfunded loan commitments.
Note 6 – Other Real Estate Owned
(In Thousands)

The following table provides details of the Company’s other real estate owned (“OREO”), net of valuation allowances and direct write-downs, as of the dates presented:

	September 30, 2025	December 31, 2024
Residential real estate	$5,179	$2,966
Commercial real estate	3,711	5,681
Residential land development	15	19
Commercial land development	1,673	7
Total	$10,578	$8,673

Changes in the Company’s OREO were as follows:

Total OREO
Balance at January 1, 2025	$8,673
Acquired OREO	11,109
Transfers of loans	3,971
Impairments	(623)
Dispositions	(12,552)
Balance at September 30, 2025	$10,578

At September 30, 2025 and December 31, 2024, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $9,112 and $505, respectively.
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows for the periods presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Repairs and maintenance	$186	$62	$415	$273
Property taxes and insurance	95	24	192	76
Impairments	38	—	623	67
Net losses (gains) on OREO sales	12	(28)	(53)	(143)
Rental income	(3)	(2)	(7)	(5)
Total	$328	$56	$1,170	$268

Note 7 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the nine months ended September 30, 2025 and 2024 are set forth in the table below.

	2025		2024
	Community Banks	Total	Community Banks	Insurance	Total
Balance at January 1	$988,898	$988,898	$988,898	$2,767	$991,665
Additions to goodwill from The First merger	422,813	422,813	—	—	—
Sale of the insurance agency	—	—	—	(2,767)	(2,767)
Balance at September 30	$1,411,711	$1,411,711	$988,898	$—	$988,898

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2025
Core deposit intangibles	$242,102	$(89,733)	$152,369
Customer relationship intangible	7,670	(4,962)	2,708
Total finite-lived intangible assets	$249,772	$(94,695)	$155,077
December 31, 2024
Core deposit intangibles	$82,492	$(71,881)	$10,611
Customer relationship intangible	7,670	(4,176)	3,494
Total finite-lived intangible assets	$90,162	$(76,057)	$14,105

Amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Amortization expense for:
Core deposit intangibles	$8,412	$862	$17,852	$2,664
Customer relationship intangible	262	298	786	894
Total intangible amortization	$8,674	$1,160	$18,638	$3,558

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The remaining weighted average life of finite-lived intangible assets is 9.00 years at September 30, 2025. The estimated amortization expense of finite-lived intangible assets for the year ending December 31, 2025 and the succeeding four years is summarized as follows:

	Core Deposit Intangibles	Customer Relationship Intangible	Total
2025	$26,055	$1,048	$27,103
2026	30,732	860	31,592
2027	27,440	628	28,068
2028	23,337	483	23,820
2029	18,335	331	18,666
Thereafter	44,322	144	$44,466

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
There was no valuation adjustment on MSRs during the nine months ended September 30, 2025 or 2024.
Changes in the Company’s MSRs were as follows:

	2025	2024
Balance at January 1	$72,991	$91,688
Sale of MSRs	(7,886)	(19,539)
Capitalization	7,092	6,860
Amortization	(6,731)	(7,019)
Balance at September 30	$65,466	$71,990

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2025	December 31, 2024
Unpaid principal balance	$5,632,116	$5,874,481

Weighted-average prepayment speed (CPR)	10.38%	8.87%
Estimated impact of a 10% increase	$(2,903)	$(3,066)
Estimated impact of a 20% increase	(5,594)	(5,941)

Discount rate	9.96%	11.09%
Estimated impact of a 10% increase	$(3,292)	$(3,924)
Estimated impact of a 20% increase	(6,337)	(7,557)

Weighted-average coupon interest rate	4.54%	4.13%
Weighted-average servicing fee (basis points)	33.96	36.06
Weighted-average remaining maturity (in years)	7.0	7.5
The Company recorded servicing fees of $2,841 and $3,594 for the three months ended September 30, 2025 and 2024, respectively, and $9,498 and $11,463 for the nine months ended September 30, 2025 and 2024, respectively, all of which are included in “Mortgage banking income” in the Consolidated Statements of Income.

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
Information related to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits”) and to the post-retirement health and life plan (“Other Benefits”) as of the dates presented is as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest cost	$237	$227	$5	$5
Expected return on plan assets	(267)	(249)	—	—
Recognized actuarial loss (gain)	121	129	(22)	(23)
Net periodic benefit cost (return)	$91	$107	$(17)	$(18)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest cost	$711	$681	$15	$16
Expected return on plan assets	(801)	(745)	—	—
Recognized actuarial loss (gain)	364	387	(66)	(70)
Net periodic benefit cost (return)	$274	$323	$(51)	$(54)

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
The following table summarizes the changes in restricted stock as of and for the nine months ended September 30, 2025:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	203,115	$34.32	801,181	$35.08
Awarded	75,644	36.17	343,814	35.26
Vested	—	—	(273,993)	36.46
Cancelled	—	—	(11,401)	35.18
Nonvested at end of period	278,759	$34.82	859,601	$34.71

The First maintained a long-term equity compensation plan, and awards outstanding as of the date of the merger were converted into adjusted restricted stock awards in respect to Renasant common stock, subject to the same terms and conditions.
The following table summarizes the changes in converted restricted stock as of September 30, 2025:

	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	—	$—
Awarded (converted)	426,321	33.93
Vested	(68,433)	33.93
Cancelled	—	—
Nonvested at end of period	357,888	$33.93

During the nine months ended September 30, 2025, the Company reissued 209,869 shares from treasury in connection with awards of restricted stock. The Company recorded total stock-based compensation expense of $5,443 and $3,273 for the three months ended September 30, 2025 and 2024, respectively, and $13,527 and $10,639 for the nine months ended September 30, 2025 and 2024, respectively.
There were no stock options granted or outstanding, nor compensation expense associated with options recorded, during the nine months ended September 30, 2025 or 2024.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

	Balance Sheet	September 30, 2025		December 31, 2024
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$1,602,805	$30,131	$877,051	$14,071
Interest rate lock commitments	Other Assets	126,983	1,722	64,365	861
Forward commitments	Other Assets	106,000	330	174,000	1,242
Totals		$1,835,788	$32,183	$1,115,416	$16,174
Derivative liabilities:
Interest rate contracts	Other Liabilities	$1,603,104	$30,178	$880,371	$14,094
Interest rate lock commitments	Other Liabilities	13,528	39	1,829	122
Forward commitments	Other Liabilities	189,000	1,304	52,000	86
Totals		$1,805,632	$31,521	$934,200	$14,302
Gains and losses included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest rate contracts:
Included in interest income on loans	$8,784	$3,958	$17,765	$10,388
Interest rate lock commitments:
Included in mortgage banking income	(1,029)	(261)	944	127
Forward commitments
Included in mortgage banking income	2,423	(1,167)	(2,129)	1,184
Total	$10,178	$2,530	$16,580	$11,699
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
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	September 30, 2025		December 31, 2024
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$130,000	$17,043	$130,000	$22,780
Interest rate collars	Other Assets	450,000	206	—	—
Total		$580,000	$17,249	$130,000	$22,780
Derivative liabilities:
Interest rate collars	Other Liabilities	$—	$—	$450,000	$598
Totals		$—	$—	$450,000	$598
Changes in fair value of cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
earnings. The assessment of the effectiveness of the hedging relationship is evaluated under the hypothetical derivative method. The impact on other comprehensive income for the nine months ended September 30, 2025 and 2024 is discussed in Note 13, “Other Comprehensive Income.”
Derivatives designated as fair value hedges
Fair value hedges protect against changes in the fair value of an asset, liability, or firm commitment. Gains and losses on the derivative instrument and the offsetting gains and losses on the hedged item are recognized in current earnings. The Company enters into interest rate swap agreements to manage interest rate exposure on certain of the Company’s fixed-rate subordinated notes. The agreements convert a fixed rate of interest to a variable rate of interest based on SOFR. The Company also utilizes fair value hedges to manage interest rate exposure on certain fixed rate available-for-sale securities. The agreements convert the fixed interest rates to variable interest rates based on SOFR.
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	September 30, 2025		December 31, 2024
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps - subordinated notes	Other Liabilities	$100,000	$12,597	$100,000	$17,369
Interest rate swaps - securities	Other Liabilities	$22,410	$56	$—	$—
Totals		$122,410	$12,653	$100,000	$17,369
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2025	2024	2025	2024
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$842	$4,042	$4,771	$2,705
Interest rate swaps - securities	Interest Income	(56)	—	(56)	—
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$(842)	$(4,042)	$(4,771)	$(2,705)
Interest rate swaps - securities	Interest Income	56	—	56	—
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Item
Balance Sheet Location	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Long-term debt	$86,549	$81,648	$12,597	$17,369
Securities available for sale	17,081	—	56	—

Credit Derivatives
The Company has both bought and sold credit protection in the form of risk participation agreements. These risk participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to help the Company’s commercial customers manage their exposure to interest rate fluctuations. Risk participations in which credit protection has been purchased entitle the Company to receive a payment from the counterparty if the customer fails to make payment on any amounts due to the Company upon early termination of the swap transaction. The Company’s bought risk participation agreements have maturities between 2028 and 2032. For contracts where the Company sold credit protection, it would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
upon early termination of the swap transaction. The Company’s sold risk participation agreements have maturities between 2025 and 2032.
The maximum potential amount of future payments under these risk participation agreements as of September 30, 2025 was approximately $2,306. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of risk participation agreements at September 30, 2025 and 2024 was immaterial.
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Gross amounts recognized	$22,128	$34,505	$18,503	$28,550
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	22,128	34,505	18,503	28,550
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments - derivative assets available for offset	17,530	27,939	17,530	27,939
Financial collateral (cash) pledged	—	—	520	611
Net amounts	$4,598	$6,566	$453	$—

Note 11 – Income Taxes

For the nine months ended September 30, 2025 and 2024, the effective tax rate was 21.23% and 22.80%, respectively. The Company’s sale of its insurance business in the third quarter of 2024 resulted in a significant discrete tax expense during such period, which contributed to the year-over-year decrease in the Company’s effective tax rate. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income, and adjusting for discrete items that occurred during the period.
Note 12 – Fair Value Measurements
(In Thousands)
Fair Value Measurements and the Fair Level Hierarchy
Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” provides guidance for using fair value to measure assets and liabilities and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), next priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3).
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
Mortgage loans held for sale in loans held for sale: The Company has elected to carry mortgage loans held for sale at fair value on a recurring basis under the fair value option. Mortgage loans held for sale are loans intended to be sold on the secondary market to investors or other financial institutions. The fair value of these instruments is derived from current market pricing for similar loans, adjusted for differences in loan characteristics, including servicing and risk. Because the valuation is based on external pricing of similar instruments, mortgage loans held for sale are classified within Level 2 of the fair value hierarchy.
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
September 30, 2025
Financial assets:
Securities available for sale	$—	$2,512,650	$—	$2,512,650
Derivative instruments	—	49,432	—	49,432
Mortgage loans held for sale in loans held for sale	—	286,779	—	286,779
Total financial assets	$—	$2,848,861	$—	$2,848,861
Financial liabilities:
Derivative instruments:	$—	$44,174	$—	$44,174

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2024
Financial assets:
Securities available for sale	$—	$831,013	$—	$831,013
Derivative instruments	—	38,954	—	38,954
Mortgage loans held for sale in loans held for sale	—	246,171	—	246,171
Total financial assets	$—	$1,116,138	$—	$1,116,138
Financial liabilities:
Derivative instruments	$—	$32,268	$—	$32,268

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the nine months ended September 30, 2025.
For the nine months ended September 30, 2025 and 2024, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

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

September 30, 2025	Level 1	Level 2	Level 3	Totals
Collateral dependent loans	$—	$—	$82,144	$82,144
OREO	—	—	3,307	3,307
Total	$—	$—	$85,451	$85,451

December 31, 2024	Level 1	Level 2	Level 3	Totals
Collateral dependent loans	$—	$—	$38,374	$38,374
OREO	—	—	$3,666	3,666
Total	$—	$—	$42,040	$42,040

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:

Collateral dependent loans: Collateral dependent loans are reviewed and evaluated for credit losses on at least a quarterly basis for additional impairment and adjusted accordingly, taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including but not limited to equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3. Collateral dependent loans that were measured or re-measured at fair value had a carrying value of $104,716 and $53,157 at September 30, 2025 and December 31, 2024, respectively, and a specific reserve for these loans of $22,572 and $14,782 was included in the allowance for credit losses as of such dates.
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
The following table presents, as of the dates presented, OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets at period-end:

	September 30, 2025	December 31, 2024
Carrying amount prior to remeasurement	$3,980	$4,038
Impairment recognized in results of operations	(673)	(372)
Fair value	$3,307	$3,666

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at September 30, 2025 and December 31, 2024. There were no valuation adjustments on MSRs during the nine months ended September 30, 2025 or 2024.
The following table presents information as of September 30, 2025 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Collateral dependent loans, net of allowance for credit losses	$82,144	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	4-10%
OREO	$3,307	Appraised value of property less estimated costs to sell	Estimated costs to sell	4-10%

Fair Value Option
The Company has elected to measure all mortgage loans held for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.
A net gain of $4,503 and $1,826 resulting from fair value changes of these mortgage loans were recorded in income during the nine months ended September 30, 2025 and 2024, respectively. These amounts do not reflect changes in fair values of related derivative instruments used to economically hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2025 and December 31, 2024:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2025
Mortgage loans held for sale measured at fair value	$286,779	$280,323	$6,456

December 31, 2024
Mortgage loans held for sale measured at fair value	$246,171	$244,218	$1,953

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of September 30, 2025	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,083,785	$1,083,785	$—	$—	$1,083,785
Securities held to maturity	1,051,884	—	976,690	—	976,690
Securities available for sale	2,512,650	—	2,512,650	—	2,512,650
Loans held for sale	286,779	—	286,779	—	286,779
Loans, net	18,727,930	—	—	18,619,999	18,619,999
Mortgage servicing rights	65,466	—	—	81,796	81,796
Derivative instruments	49,432	—	49,432	—	49,432
Financial liabilities
Deposits	$21,424,555		$21,413,437	$—	$21,413,437
Short-term borrowings	606,063	—	606,063	—	606,063
Junior subordinated debentures	140,355	—	125,831	—	125,831
Subordinated notes	418,523	—	409,075	—	409,075
Derivative instruments	44,174	—	44,174	—	44,174

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of December 31, 2024	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,092,032	$1,092,032	$—	$—	$1,092,032
Securities held to maturity	1,126,112	—	1,002,544	—	1,002,544
Securities available for sale	831,013	—	831,013	—	831,013
Loans held for sale	246,171	—	246,171	—	246,171
Loans, net	12,683,264	—	—	12,340,638	12,340,638
Mortgage servicing rights	72,991	—	—	96,290	96,290
Derivative instruments	38,954	—	38,954	—	38,954
Financial liabilities
Deposits	$14,572,612	$—	$14,570,304	$—	$14,570,304
Short-term borrowings	108,018	—	108,018	—	108,018
Junior subordinated debentures	113,916	—	100,668	—	100,668
Subordinated notes	316,698	—	295,868	—	295,868
Derivative instruments	32,268	—	32,268	—	32,268

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 13 – Other Comprehensive Income
(In Thousands)
Changes in the components of other comprehensive income, net of tax, were as follows for the periods presented:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Three months ended September 30, 2025
Securities available for sale:
Unrealized holding gains on securities	$15,440	$3,855	$11,585
Amortization of unrealized holding losses on securities transferred to the held to maturity category	3,005	768	2,237
Total securities available for sale	18,445	4,623	13,822
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,376)	(350)	(1,026)
Total derivative instruments	(1,376)	(350)	(1,026)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	99	24	75
Total defined benefit pension and post-retirement benefit plans	99	24	75
Total other comprehensive income	$17,168	$4,297	$12,871
Three months ended September 30, 2024
Securities available for sale:
Unrealized holding gains on securities	$31,313	$7,872	$23,441
Amortization of unrealized holding losses on securities transferred to the held to maturity category	3,131	800	2,331
Total securities available for sale	34,444	8,672	25,772
Derivative instruments:
Unrealized holding losses on derivative instruments	(1,116)	(288)	(828)
Total derivative instruments	(1,116)	(288)	(828)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	106	28	78
Total defined benefit pension and post-retirement benefit plans	106	28	78
Total other comprehensive income	$33,434	$8,412	$25,022

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Nine months ended September 30, 2025
Securities available for sale:
Unrealized holding gains on securities	$51,167	$12,854	$38,313
Amortization of unrealized holding losses on securities transferred to the held to maturity category	8,889	2,274	6,615
Total securities available for sale	60,056	15,128	44,928
Derivative instruments:
Unrealized holding losses on derivative instruments	(4,988)	(1,275)	(3,713)
Total derivative instruments	(4,988)	(1,275)	(3,713)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	298	75	223
Total defined benefit pension and post-retirement benefit plans	298	75	223
Total other comprehensive income	$55,366	$13,928	$41,438

Nine months ended September 30, 2024
Securities available for sale:
Unrealized holding losses on securities	$25,769	$6,494	$19,275
Amortization of unrealized holding losses on securities transferred to the held to maturity category	9,658	2,468	7,190
Total securities available for sale	35,427	8,962	26,465
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,069)	(530)	(1,539)
Total derivative instruments	(2,069)	(530)	(1,539)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	317	81	236
Total defined benefit pension and post-retirement benefit plans	317	81	236
Total other comprehensive income	$33,675	$8,513	$25,162

The accumulated balances for each component of other comprehensive loss, net of tax, were as follows as of the dates presented:

	September 30, 2025	December 31, 2024
Unrealized losses on securities	$(108,006)	$(152,934)
Unrealized gains on derivative instruments	13,716	17,429
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(6,880)	(7,103)
Total accumulated other comprehensive loss	$(101,170)	$(142,608)

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

	Three Months Ended
	September 30,
	2025	2024
Basic
Net income applicable to common stock	$59,788	$72,455
Average common shares outstanding	94,623,551	61,217,094
Net income per common share - basic	$0.63	$1.18
Diluted
Net income applicable to common stock	$59,788	$72,455
Average common shares outstanding	94,623,551	61,217,094
Effect of dilutive stock-based compensation	661,052	415,354
Average common shares outstanding - diluted	95,284,603	61,632,448
Net income per common share - diluted	$0.63	$1.18

	Nine Months Ended
	September 30,
	2025	2024
Basic
Net income applicable to common stock	$102,324	$150,711
Average common shares outstanding	84,403,694	57,934,806
Net income per common share - basic	$1.21	$2.60
Diluted
Net income applicable to common stock	$102,324	$150,711
Average common shares outstanding	84,403,694	57,934,806
Effect of dilutive stock-based compensation	530,696	362,748
Average common shares outstanding - diluted	84,934,390	58,297,554
Net income per common share - diluted	$1.20	$2.59

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	September 30,
	2025	2024
Number of shares	1,000	1,000

	Nine Months Ended
	September 30,
	2025	2024
Number of shares	1,794	1,000

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

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital, risk-based capital and leverage ratios for the Company and for the Bank as of the dates presented:

	September 30, 2025		December 31, 2024
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$2,364,465	9.46%	$1,935,522	11.34%
Common Equity Tier 1 Capital to Risk-Weighted Assets	2,364,465	11.04%	1,825,197	12.73%
Tier 1 Capital to Risk-Weighted Assets	2,364,465	11.04%	1,935,522	13.50%
Total Capital to Risk-Weighted Assets	3,187,027	14.88%	2,449,129	17.08%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$2,526,336	10.12%	$1,843,123	10.80%
Common Equity Tier 1 Capital to Risk-Weighted Assets	2,526,336	11.80%	1,843,123	12.85%
Tier 1 Capital to Risk-Weighted Assets	2,526,336	11.80%	1,843,123	12.85%
Total Capital to Risk-Weighted Assets	2,794,398	13.05%	2,022,737	14.10%

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
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
The following tables provide financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Wealth Management	Other	Consolidated
Three months ended September 30, 2025
Total interest income	$351,075	$—	$23	$351,098
Total interest expense	119,100	—	8,478	127,578
Net interest income (loss)	$231,975	$—	$(8,455)	$223,520
Provision for credit losses	10,450	—	—	10,450
Noninterest income (loss)	35,656	10,861	(491)	46,026
Salaries and employee benefits	94,288	4,694	—	98,982
Net occupancy and equipment	18,132	249	34	18,415
Other segment expenses(1)	62,834	3,144	455	66,433
Income (loss) before income taxes	$81,927	$2,774	$(9,435)	$75,266
Income tax expense (benefit)	17,698	198	(2,418)	15,478
Net income (loss)	$64,229	$2,576	$(7,017)	$59,788
Total assets	$26,715,563	$7,031	$3,571	$26,726,165
Goodwill	1,411,711	—	—	1,411,711

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Wealth Management	Other	Consolidated
Three months ended September 30, 2024
Total interest income	$229,028	$15	$—	$229,043
Total interest expense	91,168	—	6,877	98,045
Net interest income (loss)	$137,860	$15	$(6,877)	$130,998
Provision for credit losses	935	—	—	935
Noninterest income (loss)	83,244	6,447	(392)	89,299
Salaries and employee benefits	67,852	3,455	—	71,307
Net occupancy and equipment	11,227	188	—	11,415
Other segment expenses(1)	37,956	868	437	39,261
Income (loss) before income taxes	$103,134	$1,951	$(7,706)	$97,379
Income tax expense (benefit)	26,867	47	(1,990)	24,924
Net income (loss)	$76,267	$1,904	$(5,716)	$72,455
Total assets (liabilities)	$17,959,839	$1,163	$(2,162)	$17,958,840
Goodwill	988,898	—	—	988,898

	Community Banks	Wealth Management	Other	Consolidated
Nine months ended September 30, 2025
Total interest income	$915,257	$—	$69	$915,326
Total interest expense	314,976	—	23,774	338,750
Net interest income (loss)	$600,281	$—	$(23,705)	$576,576
Provision for credit losses	96,522	—	—	96,522
Noninterest income (loss)	106,441	25,742	(1,428)	130,755
Salaries and employee benefits	258,427	12,054	—	270,481
Net occupancy and equipment	46,794	667	67	47,528
Other segment expenses(1)	156,796	5,248	857	162,901
Income (loss) before income taxes	$148,183	$7,773	$(26,057)	$129,899
Income tax expense (benefit)	33,818	435	(6,678)	27,575
Net income (loss)	$114,365	$7,338	$(19,379)	$102,324
Total assets	$26,715,563	$7,031	$3,571	$26,726,165
Goodwill	1,411,711	—	—	1,411,711

	Community Banks	Insurance	Wealth Management	Other	Consolidated
Nine months ended September 30, 2024
Total interest income	$661,444	$942	$47	—	$662,433
Total interest expense	262,474	—	—	20,645	283,119
Net interest income (loss)	$398,970	$942	$47	$(20,645)	$379,314
Provision for credit losses	6,673	—	—	—	6,673
Noninterest income (loss)	145,179	6,473	18,933	(1,143)	169,442
Salaries and employee benefits	199,969	3,626	9,913	—	213,508
Net occupancy and equipment	33,875	189	584	—	34,648
Other segment expenses(2)	93,697	577	3,228	1,213	98,715
Income (loss) before income taxes	$209,935	$3,023	$5,255	$(23,001)	$195,212
Income tax expense (benefit)	49,507	785	147	(5,937)	44,502
Net income (loss)	$160,428	$2,238	$5,108	$(17,064)	$150,710
Total assets (liabilities)	$17,959,839	$—	$1,163	$(2,162)	$17,958,840
Goodwill	988,898	—	—	—	988,898

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
Note 17 – Subsequent Events
(In Thousands, Except Share Amounts)
Subordinated Debt Redemption
On October 1, 2025, the Company redeemed $60,000 in subordinated notes assumed in connection with its merger with The First.

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
Important factors currently known to management that could cause our actual results to differ materially from those in forward-looking statements include the following: (i) the Company’s ability to efficiently integrate acquisitions (including its merger with The First Bancshares, Inc. (“The First”)) into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management (including the possibility that such cost savings will not be realized when expected, or at all, as a result of the impact of, or challenges arising from, the integration of the acquired assets and assumed liabilities into the Company, potential adverse reactions or changes to business or employee relationships, or as a result of other unexpected factors or events); (ii) potential exposure to unknown or contingent risks and liabilities we have acquired, or may acquire, or target for acquisition, including in connection with the Company’s merger with The First; (iii) the effect of economic conditions and interest rates on a national, regional or international basis; (iv) timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (v) competitive pressures in the consumer finance, commercial finance, financial services, asset management, retail banking, factoring, mortgage lending and auto lending industries; (vi) the financial resources of, and products available from, competitors; (vii) changes in laws and regulations as well as changes in accounting standards; (viii) changes in governmental and regulatory policy, whether applicable specifically to financial institutions or impacting the United States generally (such as, for example, changes in trade policy); (ix) increased scrutiny by, and/or additional regulatory requirements of, regulatory agencies as a result of the Company’s merger with The First; (x) changes in the securities and foreign exchange markets; (xi) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (xii) changes in the quality or composition of the Company’s loan or investment securities portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers of investment securities, or the impact of interest rates on the value of our investment portfolio; (xiii) an insufficient allowance for credit losses as a result of inaccurate assumptions; (xiv) changes in the sources and costs of the capital we use to make loans and otherwise fund our operations, due to deposit outflows, changes in the mix of deposits and the cost and availability of borrowings; (xv) general economic, market or business conditions, including the impact of inflation; (xvi) changes in demand for loan and deposit products and other financial services; (xvii) concentrations of credit or deposit exposure; (xviii) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; (xix) increased cybersecurity risk, including potential network breaches, business disruptions or financial losses; (xx) civil unrest, natural disasters, epidemics and other catastrophic events in the Company’s geographic area; (xxi) geopolitical conditions, including acts or threats of terrorism and actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad; (xxii) the impact, extent and timing of technological changes; and (xxiii) other circumstances, many of which are beyond management’s control. Management believes that the assumptions underlying the Company’s forward-looking statements are reasonable, but any of the assumptions could prove to be inaccurate.
The Company undertakes no obligation, and specifically disclaims any obligation, to update or revise forward-looking statements, whether as a result of new information or to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by federal securities laws.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at September 30, 2025 compared to December 31, 2024.
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
Assets
Total assets were $26,726,165 at September 30, 2025, compared to $18,034,868 at December 31, 2024. The acquisition of The First increased total assets $7,979,299 at April 1, 2025.
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

	September 30, 2025		December 31, 2024
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of states and political subdivisions	$554,185	15.55%	$302,596	15.46%
Mortgage-backed securities	2,600,186	72.94	1,472,918	75.26
Other debt securities	410,195	11.51	181,643	9.28
	$3,564,566	100.00%	$1,957,157	100.00%
Allowance for credit losses - held to maturity securities	(32)		(32)
Securities, net of allowance for credit losses	$3,564,534		$1,957,125
The Company purchased $1,058,969 and $60,656 in investment securities during the nine months ended September 30, 2025 and 2024, respectively. The merger with The First contributed approximately $1,457,377 to the securities portfolio at April 1, 2025.
Proceeds from maturities, calls and principal payments on securities during the first nine months of 2025 totaled $282,347. Shortly after the merger with The First, certain securities from the acquired portfolio were sold at carrying value, resulting in net proceeds of $686,485. No gain or loss on sales of securities was recorded in the first nine months of 2025. Proceeds from the maturities, calls and principal payments on securities during the first nine months of 2024 totaled $142,480. During the first nine months of 2024, the Company sold from the available for sale portfolio municipal securities, residential mortgage backed securities and commercial mortgage backed securities for net proceeds of $177,185. The Company intended to sell these securities as of December 31, 2023; therefore, the Company impaired the securities and recognized the loss in net income as of December 31, 2023. The carrying value of the securities immediately prior to the impairment was $196,537, and the impairment charge was $19,352. No gain or loss on sales of securities was recorded in the first nine months of 2024.
During the third quarter of 2022, the Company transferred, at fair value, $882,927 of securities from the available for sale portfolio to the held to maturity portfolio as the Company has the intent and ability to hold these securities until their maturity. The related net unrealized losses of $99,675 (after tax losses of $74,307) remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. At September 30, 2025, the net unrealized after tax losses remaining to be amortized in accumulated other comprehensive income (loss) was $42,430. No gains or losses were recognized at the time of transfer.
For more information about the Company’s security portfolio, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.

Loans Held for Sale
Loans held for sale, which consist of residential mortgage loans being held until they are sold in the secondary market, were $286,779 at September 30, 2025, as compared to $246,171 at December 31, 2024. Mortgage loans to be sold are sold either on a “best efforts” basis or under a mandatory delivery sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored agencies, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a mandatory delivery sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. Our standard practice is to sell the loans within approximately 45 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market.
Loans
Total loans, excluding loans held for sale, were $19,025,521 at September 30, 2025 and $12,885,020 at December 31, 2024. The acquisition of The First increased total loans $5,171,236, excluding loans held for sale, at April 1, 2025.
The table below sets forth the balance of loans outstanding, net of unearned income and excluding loans held for sale, by loan type and the percentage of each loan type to total loans as of the dates presented:

	September 30, 2025		December 31, 2024
	Total Loans	Percentage of Total Loans	Total Loans	Percentage of Total Loans
Commercial, financial, agricultural	$2,760,490	14.51%	$1,885,817	14.64%
Lease financing, net of unearned income	74,179	0.39	90,591	0.70
Real estate – construction:
Residential	404,651	2.13	256,655	1.99
Commercial	1,122,839	5.90	836,998	6.50
Total real estate – construction	1,527,490	8.03	1,093,653	8.49
Real estate – 1-4 family mortgage:
Primary	3,061,356	16.09	2,428,076	18.84
Home equity	739,786	3.89	544,158	4.22
Rental/investment	841,515	4.42	402,938	3.13
Land development	239,955	1.26	113,705	0.88
Total real estate – 1-4 family mortgage	4,882,612	25.66	3,488,877	27.07
Real estate – commercial mortgage:
Owner-occupied	3,321,186	17.46	1,894,679	14.70
Non-owner occupied	6,120,677	32.17	4,226,937	32.81
Land development	223,212	1.17	114,452	0.89
Total real estate – commercial mortgage	9,665,075	50.80	6,236,068	48.40
Installment loans to individuals	115,675	0.61	90,014	0.70
Total loans, net of unearned income	$19,025,521	100.00%	$12,885,020	100.00%

Loan concentrations are considered to exist when there are loans to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2025, there were no concentrations of loans exceeding 10% of total loans other than loans disclosed in the table above. Non-owner occupied commercial mortgage term loans was the largest concentration and comprised 32.17% of total loans at September 30, 2025. The following table provides additional detail, broken down by collateral type, about loan segments within the non-owner occupied commercial mortgage loan category as of the date presented.

	September 30, 2025
	Balance	Average Loan Size	Percentage of Total Loans	Weighted-Average Loan-to-Value	Percentage 30-89 Days Past Due	Percentage Non-performing
Hotels	$735,666	$4,459	3.87%	53%	—%	—%
Self Storage	587,550	3,013	3.09	54	0.04	—
Multi-Family	1,365,217	2,630	7.18	53	—	0.10
Office - Medical	387,581	1,919	2.04	52	—	—
Office - Non-Medical	450,674	870	2.37	55	—	7.12
Retail	1,229,189	1,284	6.46	54	—	0.02
Senior Housing	326,086	5,823	1.71	60	—	3.52
Warehouse/Industrial	894,911	2,337	4.70	53	—	—
Other	143,803	952	0.75	54	0.31	—
Total non-owner occupied commercial mortgage term loans	$6,120,677	$1,946	32.17%	54%	0.01%	0.74%
Note: Weighted-average loan-to-value is calculated using the most recent appraisal available.
Bank-owned life insurance
The Company holds bank-owned life insurance policies (“BOLI”) on certain employees. The carrying value of these policies was $488,920 and $391,810 at September 30, 2025 and December 31, 2024, respectively. The Company acquired $146,601 of BOLI as a result of its merger with The First. The Company elected to surrender $56,255 of BOLI with below market yields during the first quarter of 2025. The proceeds were deployed into higher yielding assets.
Deposits
The Company relies on deposits as its primary source of funds. Total deposits were $21,424,555 and $14,572,612 at September 30, 2025 and December 31, 2024, respectively. Noninterest-bearing deposits were $5,238,431 and $3,403,981 at September 30, 2025 and December 31, 2024, respectively, while interest-bearing deposits were $16,186,124 and $11,168,631 at September 30, 2025 and December 31, 2024, respectively. The merger with The First increased total deposits at April 1, 2025 by $6,449,394, which consisted of $1,787,866 and $4,661,527 of noninterest-bearing deposit and interest-bearing deposits, respectively.
Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding brokered deposits). Noninterest-bearing deposits represented 24.45% of total deposits at September 30, 2025, as compared to 23.36% of total deposits at December 31, 2024. The increase in noninterest-bearing deposits as a percentage of total deposits was primarily driven by the acquisition of The First during the second quarter, as its noninterest-bearing deposits represented 27.72% of its total deposits on the date of acquisition. Under certain circumstances, management may elect to acquire non-core deposits (in the form of brokered deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms of the deposits and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin; business factors, described in the following paragraph, may lead us to obtain public deposits. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits were $3,742,390 and $2,256,461 at September 30, 2025 and December 31, 2024, respectively, and represented 17.47% and 15.48% of total deposits as of September 30, 2025 and December 31, 2024, respectively.

Borrowed Funds
Total borrowings may include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank of Dallas (the “FHLB”), borrowings from the Federal Reserve Discount Window, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically consist of federal funds purchased, securities sold under agreements to repurchase, and short-term FHLB advances. The Company assumed $298,250 of FHLB advances as a result of its merger with The First. We also increased short-term FHLB borrowings in the first nine months of 2025 primarily to fund loan growth, particularly in the second and third quarters of 2025. The following table presents our short-term borrowings by type as of the dates presented:

	September 30, 2025	December 31, 2024
Security repurchase agreements	$6,063	$8,018
Short-term borrowings from the FHLB	600,000	100,000
	$606,063	$108,018
Long-term debt typically consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The Company assumed $95,262 of subordinated notes and $25,653 of junior subordinated debentures as a result of its merger with The First. The following table presents our long-term debt by type as of the dates presented:

	September 30, 2025	December 31, 2024
Junior subordinated debentures	$140,355	$113,916
Subordinated notes	418,523	316,698
	$558,878	$430,614
Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits (which has not been the case in recent periods). Advances from the FHLB are collateralized by a blanket lien on the Bank’s loans. The Company had $5,011,339 of availability on unused lines of credit with the FHLB at September 30, 2025, as compared to $4,004,630 at December 31, 2024. The Company also had credit available at the Federal Reserve Discount Window in the amount of $657,277.
The Company has issued subordinated notes (and assumed subordinated notes in connection with its merger with The First), and the Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors, the proceeds of which were used to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired). The proceeds generated by the Company’s subordinated notes and trust preferred securities transactions have been used for general corporate purposes, including providing capital to support the Company’s growth organically or through strategic acquisitions, repaying indebtedness and financing investments and capital expenditures, and for investments in Renasant Bank as regulatory capital. On October 1, 2025, the Company redeemed $60,000 in subordinated notes assumed in connection with its merger with The First. The subordinated notes and trust preferred securities qualify as Tier 2 capital under current regulatory guidelines.
Results of Operations
Net Income
Net income for the third quarter of 2025 was $59,788 compared to net income of $72,455 for the third quarter of 2024. Basic and diluted earnings per share (“EPS”) for the third quarter of 2025 were $0.63, as compared to basic and diluted EPS of $1.18 for the third quarter of 2024. Net income for the nine months ended September 30, 2025, was $102,324 compared to net income of $150,710 for the same period in 2024. Basic and diluted EPS were $1.21 and $1.20, respectively, for the first nine months of 2025 as compared to $2.60 and $2.59, respectively, for the first nine months of 2024.
From time to time, the Company incurs expenses and charges or recognizes valuation adjustments in connection with certain transactions with respect to which management is unable to accurately predict when these items will be incurred or, when incurred, the amount of such items. The following table presents the impact of these items on reported EPS for the dates presented.

	Three Months Ended
	September 30, 2025			September 30, 2024
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion related expenses	$(17,494)	$(13,129)	$(0.14)	$(11,273)	$(9,456)	$(0.15)
Gain on sale of insurance agency	—	—	—	53,349	38,951	0.63

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion related expenses	$(38,764)	$(29,561)	$(0.35)	$(11,273)	$(9,456)	$(0.16)
Day 1 acquisition provision	(66,612)	(50,026)	(0.59)	—	—	—
Gain on sale of MSR	1,467	1,102	0.01	—	—	—
Gain on sale of insurance agency	—	—	—	53,349	38,951	0.67
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 83.21% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the third quarter of 2025. Changes in net interest income are driven by fluctuations in the volume, mix and repricing of assets and liabilities.
Net interest income was $223,520 and $576,576 for the three and nine months ended September 30, 2025, as compared to $130,998 and $379,314 for the same periods in 2024. On a tax equivalent basis, net interest income was $228,131 and $588,280 for the three and nine months ended September 30, 2025, as compared to $133,576 and $387,024 for the same periods in 2024.
The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category on a tax-equivalent basis for the periods presented:

	Three Months Ended September 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$18,750,715	$311,903	6.60%	$12,584,104	$204,935	6.47%
Loans held for sale	290,756	4,675	6.43	272,110	4,212	6.19
Securities:
Taxable	3,243,693	27,107	3.34	1,794,421	9,212	2.05
Tax-exempt(1)	428,252	3,928	3.67	262,621	1,390	2.12
Interest-bearing balances with banks	814,103	8,096	3.95	894,313	11,872	5.28
Total interest-earning assets	23,527,519	355,709	6.01	15,807,569	231,621	5.82
Cash and due from banks	306,847			189,425
Intangible assets	1,578,846			1,004,701
Other assets	1,043,384			679,901
Total assets	$26,456,596			$17,681,596
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$11,521,433	$82,080	2.83%	$7,333,508	$60,326	3.26%
Savings deposits	1,299,396	943	0.29	815,545	729	0.36
Brokered deposits	—	—	—	150,991	1,998	5.25
Time deposits	3,398,402	32,550	3.80	2,546,860	27,734	4.33
Total interest-bearing deposits	16,219,231	115,573	2.83	10,846,904	90,787	3.32
Borrowed funds	961,980	12,005	4.97	562,146	7,258	5.14
Total interest-bearing liabilities	17,181,211	127,578	2.95	11,409,050	98,045	3.41
Noninterest-bearing deposits	5,226,588			3,509,266
Other liabilities	253,801			209,763
Shareholders’ equity	3,794,996			2,553,517
Total liabilities and shareholders’ equity	$26,456,596			$17,681,596
Net interest income/net interest margin		$228,131	3.85%		$133,576	3.36%
(1)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which the Company operates.
(2)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$16,743,048	$816,241	6.52%	$12,522,802	$600,245	6.39%
Loans held for sale	260,172	12,322	6.32	215,978	10,050	6.20
Securities:
Taxable	2,749,580	62,995	3.05	1,839,249	27,975	2.03
Tax-exempt(1)	384,212	9,680	3.36	265,601	4,346	2.18
Interest-bearing balances with banks	846,844	25,792	4.07	687,318	27,527	5.35
Total interest-earning assets	20,983,856	927,030	5.90	15,530,948	670,143	5.75
Cash and due from banks	282,476			188,485
Intangible assets	1,392,393			1,007,710
Other assets	915,322			694,427
Total assets	$23,574,047			$17,421,570
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$10,196,332	$213,332	2.80%	$7,128,721	$168,958	3.16%
Savings deposits	1,146,732	2,686	0.31	838,443	2,188	0.35
Brokered deposits	—	—	—	296,550	11,929	5.36
Time deposits	3,095,753	90,862	3.92	2,451,733	77,946	4.25
Total interest-bearing deposits	14,438,817	306,880	2.84	10,715,447	261,021	3.25
Borrowed funds	853,071	31,870	4.99	569,476	22,098	5.17
Total interest-bearing liabilities	15,291,888	338,750	2.96	11,284,923	283,119	3.35
Noninterest-bearing deposits	4,629,790			3,512,318
Other liabilities	237,417			221,932
Shareholders’ equity	3,414,952			2,402,397
Total liabilities and shareholders’ equity	$23,574,047			$17,421,570
Net interest income/net interest margin		$588,280	3.75%		$387,024	3.32%
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
Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes in volume and mix and pricing decisions. External factors include changes in market interest rates, competition and other factors affecting the banking industry in general, and the shape of the interest rate yield curve. The addition of The First’s loan portfolio, strong organic loan growth in 2025 and the Federal Reserve lowering the federal funds rate by 100 basis points in the second half of 2024 were the largest contributing factors to the increase in net interest income for the three and nine months ended September 30, 2025, as compared to the same periods in 2024. (The Federal Reserve lowered the federal funds rate by 25 basis points in September 2025, but it did not have a significant impact on the Company’s results because it occurred late in the quarter.) Lower interest rates and the addition of The First’s deposits generated a positive impact to both the cost and mix of our funding sources. The Company has continued its efforts to mitigate increases in the cost of funding due to competition or otherwise through maintaining noninterest-bearing deposits and staying disciplined yet competitive in pricing on interest-bearing deposits in the current rate environment.

The following tables set forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three and nine months ended September 30, 2025, as compared to the same periods in 2024 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute value of amounts calculated):

	Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
	Volume	Rate	Net
Interest income:
Loans held for investment	$102,755	$4,213	$106,968
Loans held for sale	296	167	463
Securities:
Taxable	10,058	7,837	17,895
Tax-exempt	1,175	1,363	2,538
Interest-bearing balances with banks	(991)	(2,785)	(3,776)
Total interest-earning assets	113,293	10,795	124,088
Interest expense:
Interest-bearing demand deposits	30,586	(8,832)	21,754
Savings deposits	378	(164)	214
Brokered deposits	(1,998)	—	(1,998)
Time deposits	8,507	(3,691)	4,816
Borrowed funds	4,996	(249)	4,747
Total interest-bearing liabilities	42,469	(12,936)	29,533
Change in net interest income	$70,824	$23,731	$94,555

	Nine months ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
	Volume	Rate	Net
Interest income:
Loans held for investment	$203,699	$12,297	$215,996
Loans held for sale	2,076	196	2,272
Securities:
Taxable	17,378	17,642	35,020
Tax-exempt	2,411	2,923	5,334
Interest-bearing balances with banks	7,810	(9,545)	(1,735)
Total interest-earning assets	233,374	23,513	256,887
Interest expense:
Interest-bearing demand deposits	75,668	(31,294)	44,374
Savings deposits	892	(394)	498
Brokered deposits	(11,929)	—	(11,929)
Time deposits	22,459	(9,543)	12,916
Borrowed funds	11,050	(1,278)	9,772
Total interest-bearing liabilities	98,140	(42,509)	55,631
Change in net interest income	$135,234	$66,022	$201,256

Interest income, on a tax equivalent basis, was $355,709 and $927,030 for the three and nine months ended September 30, 2025, as compared to $231,621 and $670,143 for the same period in 2024. The increase in interest income, on a tax equivalent basis, for the three and nine months ended September 30, 2025, as compared to the same time periods in 2024 is due primarily to the addition of The First’s earning assets.

The following tables present the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Loans held for investment	79.70%	79.61%	6.60%	6.47%
Loans held for sale	1.24	1.72	6.43	6.19
Securities	15.61	13.01	3.38	2.06
Interest-bearing balances with banks	3.45	5.66	3.95	5.28
Total earning assets	100.00%	100.00%	6.01%	5.82%

	Percentage of Total Average Earning Assets		Yield
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Loans held for investment	79.79%	80.63%	6.52%	6.39%
Loans held for sale	1.24	1.39	6.32	6.20
Securities	14.93	13.55	3.09	2.05
Interest-bearing balances with banks	4.04	4.43	4.07	5.35
Total earning assets	100.00%	100.00%	5.90%	5.75%

For the third quarter of 2025, interest income on loans held for investment, on a tax equivalent basis, increased $106,968 to $311,903 from $204,935 for the same period in 2024. For the nine months ended September 30, 2025, interest income on loans held for investment, on a tax equivalent basis, increased $215,996 to $816,241 from $600,245 in the same period of 2024. Driven largely by the addition of $5,171,236 in loans held for investment through our merger with The First on April l, 2025, the year-to-date average balance of loans held for investment increased $4,220,246 from September 2024, thereby resulting in the increase in interest income on loans held for investment for the three and nine months ended September 30, 2025, as compared to the same periods in 2024.
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans held for investment, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net interest income collected on problem loans	$664	$642	$4,469	$619
Accretable yield recognized on purchased loans	16,862	1,089	35,254	2,786
Total impact to interest income on loans	$17,526	$1,731	$39,723	$3,405

Impact to loan yield	0.37%	0.05%	0.32%	0.04%

Impact to net interest margin	0.23%	0.04%	0.20%	0.03%
Interest income on loans held for sale (consisting of mortgage loans held for sale) increased $463 to $4,675 for the third quarter of 2025 from $4,212 for the same period in 2024. Interest income on loans held for sale (consisting of mortgage loans held for sale) for the nine months ended September 30, 2025 was $12,322 as compared to $10,050 for the same period in 2024.
Investment income, on a tax equivalent basis, increased $20,433 to $31,035 for the third quarter of 2025 from $10,602 for the third quarter of 2024. Investment income, on a tax equivalent basis, increased $40,354 to $72,675 for the nine months ended September 30, 2025 from $32,321 for the same period in 2024. The increase in investment income, on a tax equivalent basis, was primarily due to the acquisition of The First’s investment portfolio. The tax equivalent yield on the investment portfolio for the third quarter of 2025 was 3.38%, up 132 basis points from 2.06% for the same period in 2024. The tax equivalent yield on the investment portfolio for the nine months ended September 30, 2025 was 3.09%, up 104 basis points from 2.05% for the same period in 2024.
Interest expense was $127,578 for the third quarter of 2025 as compared to $98,045 for the same period in 2024. Interest expense for the nine months ended September 30, 2025 was $338,750 as compared to $283,119 for the same period in 2024. The increase in interest expense was primarily due to the assumption of The First’s deposits and borrowed funds.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Noninterest-bearing demand	23.32%	23.52%	—%	—%
Interest-bearing demand	51.42	49.16	2.83	3.26
Savings	5.80	5.47	0.29	0.36
Brokered deposits	—	1.01	—	5.25
Time deposits	15.17	17.07	3.80	4.33
Short term borrowings	1.75	0.77	3.55	1.11
Subordinated notes	1.92	2.24	5.72	5.50
Other borrowed funds	0.62	0.76	6.63	8.17
Total deposits and borrowed funds	100.00%	100.00%	2.26%	2.61%

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Noninterest-bearing demand	23.24%	23.74%	—%	—%
Interest-bearing demand	51.18	48.18	2.80	3.16
Savings	5.76	5.67	0.31	0.35
Brokered deposits	—	2.00	—	5.36
Time deposits	15.54	16.57	3.92	4.25
Short-term borrowings	1.62	0.83	3.33	1.44
Subordinated notes	2.00	2.25	5.55	5.51
Other long term borrowings	0.66	0.76	7.36	8.23
Total deposits and borrowed funds	100.00%	100.00%	2.27%	2.55%
Interest expense on deposits was $115,573 and $90,787 for the three months ended September 30, 2025 and 2024, respectively, and the cost of total deposits was 2.14% and 2.51% for the same respective periods. Interest expense on deposits was $306,880 and $261,021 for the nine months ended September 30, 2025 and 2024, respectively, and the cost of total deposits was 2.15% and 2.45% for the same respective periods. The increase in deposit expense and decrease in cost is attributable to the acquisition of The First’s deposits. The cost of total deposits was also affected by the Federal Reserve’s rate cuts during the second half of 2024, with minor impact from the rate cut in September 2025. The payoff of higher costing brokered deposits has also helped lower our total deposit cost. The Company has continued its efforts to maintain non-interest bearing deposits. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on brokered deposits or wholesale borrowings when advantageous, to address liquidity needs or as otherwise deemed advisable due to market conditions.
Interest expense on total borrowings was $12,005 and $7,258 for the three months ended September 30, 2025 and 2024, respectively. Interest expense on total borrowings was $31,870 and $22,098 for the nine months ended September 30, 2025 and 2024, respectively. The increase in interest expense on borrowings is due to higher average short-term borrowings and the additional subordinated notes and other long-term borrowings added as a result of the merger with The First.

A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

Noninterest Income to Average Assets
Three Months Ended September 30,		Nine Months Ended September 30,
2025	2024	2025	2024
0.69%	2.01%	0.74%	1.30%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our wealth management and mortgage banking operations, realized gains and losses on the sale of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify revenue sources. Noninterest income was $46,026 for the third quarter of 2025 as compared to $89,299 for the same period in 2024. Noninterest income was $130,755 for the nine months ended September 30, 2025 as compared to $169,442 for the same period in 2024. The decrease in noninterest income for both the three and nine months ended September 30, 2025 was primarily driven by the elevated level of noninterest income in the third quarter of 2024 resulting from the gain on sale of the Company’s insurance agency that occurred in such period, somewhat offset by additional income associated with the acquisition of The First’s operations.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees (which encompasses traditional overdraft fees as well as non-sufficient funds fees). Service charges on deposit accounts were $13,416 and $10,438 for the third quarter of 2025 and 2024, respectively, and $37,398 and $31,230 for the nine months ended September 30, 2025 and 2024, respectively. Overdraft fees, the largest component of service charges on deposits, were $6,772 for the three months ended September 30, 2025, as compared to $5,122 for the same period in 2024. These fees were $18,672 for the nine months ended September 30, 2025 compared to $15,380 for the same period in 2024.
Fees and commissions were $4,167 during the third quarter of 2025 as compared to $4,116 for the same period in 2024, and were $14,604 for the first nine months of 2025 as compared to $12,009 for the same period in 2024. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions, and lending services, such as collateral management fees and unused commitment fees. For the third quarter of 2025, interchange fees were $1,841 as compared to $2,246 for the same period in 2024. Interchange fees were $8,048 for the nine months ended September 30, 2025 as compared to $6,697 for the same period in 2024. The decrease in interchange fees for the third quarter of 2025 as compared to the same period in 2024 is due to higher debit card expenses that offset the increase of debit card income associated with the acquisition of The First.
Our Wealth Management segment has two divisions: Trust and Financial Services. The Trust division operates on a custodial basis, which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $8,217 for the third quarter of 2025 compared to $5,835 for the same period in 2024, and was $22,629 for the nine months ended September 30, 2025 compared to $17,188 for the same period in 2024. The market value of assets under management or administration was $6,847,724 and $5,694,433 at September 30, 2025 and September 30, 2024, respectively. The Company acquired approximately $471,000 of assets under management through its merger with The First.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Interest rate lock commitments and originations of mortgage loans to be sold totaled $590,160 and $425,482, respectively, in the third quarter of 2025 compared to $543,597 and $412,059, respectively, for the same period in 2024. The increase in interest rate lock commitments for the three months ended September 30, 2025 as compared to the same period in 2024 was due to the slight decrease in mortgage interest rates during the third quarter of 2025 as compared to the same period in 2024. Interest rate lock commitments and originations of mortgage loans to be sold totaled $1,901,918 and $1,220,267 in the nine months ended September 30, 2025 compared to $1,548,198 and $1,053,190 for the same period in 2024. The high rates in 2024 significantly dampened demand for mortgages nationwide. In the second quarter of 2025 and the first quarter of 2024, the Company sold a portion of its mortgage servicing rights portfolio with a carrying value of $7,886 and $19,539, respectively, for a pre-tax gain of

$1,467 and $3,472, respectively. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gain on sales of loans, net (1)	$5,270	$4,499	$15,086	$14,233
Fees, net	3,050	2,646	9,107	7,366
Mortgage servicing income, net(2)	697	1,302	4,234	7,916
Mortgage banking income, net	$9,017	$8,447	$28,427	$29,515
(1) Gain on sales of loans, net includes pipeline fair value adjustments
(2) Mortgage servicing income, net includes gain on sale of MSR
BOLI income is derived from changes in the cash surrender value of the bank-owned life insurance policies and proceeds received upon the death of covered individuals. BOLI income was $4,235 for the three months ended September 30, 2025 as compared to $2,858 for the same period in 2024, and $10,547 for the nine months ended September 30, 2025 as compared to $8,250 for the same period in 2024. The increase in BOLI income is primarily due to the acquisition of BOLI from The First with a cash surrender value of $146,601.
Other noninterest income was $6,974 and $4,256 for the three months ended September 30, 2025 and 2024, respectively, and was $17,150 and $12,371 for the nine months ended September 30, 2025 and 2024, respectively. Other noninterest income includes income from our SBA banking division, our capital markets division and other miscellaneous income and can fluctuate based on production in our SBA banking and capital markets divisions and recognition of other seasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
Three Months Ended September 30,		Nine Months Ended September 30,
2025	2024	2025	2024
2.76%	2.74%	2.73%	2.66%
Noninterest expense was $183,830 and $121,983 for the third quarter of 2025 and 2024, respectively, and was $480,910 and $346,871 for the nine months ended September 30, 2025 and 2024, respectively. The increase is primarily due to $38,764 in expenses relating to the merger with The First and additional expenses associated with the operations of The First.
Salaries and employee benefits increased $27,675 to $98,982 for the third quarter of 2025 as compared to $71,307 for the same period in 2024. Salaries and employee benefits increased $56,973 to $270,481 for the nine months ended September 30, 2025 as compared to $213,508 for the same period in 2024. The increase in salaries and employee benefits is primarily attributable to the addition of The First employees, and to a lesser extent to annual merit increases implemented in April 2025.
Data processing costs were $5,541 in the third quarter of 2025 as compared to $4,133 for the same period in 2024 and were $15,068 for the nine months ended September 30, 2025 as compared to $11,885 for the same period in 2024. The increase in data processing costs is attributable to the acquisition of The First and the cost associated with operating two core systems. Core systems were converted during the third quarter of 2025. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense for the third quarter of 2025 was $18,415, as compared to $11,415 for the same period in 2024. These expenses for the first nine months of 2025 were $47,528, as compared to $34,648 for the same period in 2024. The increase in net occupancy and equipment expense is primarily due to the additional locations and assets attributable to the merger with The First.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with banking and other governmental regulations. Professional fees were $3,435 for the third quarter of 2025 as compared to $3,189 for the same period in 2024 and were $10,542 for the nine months ended September 30, 2025 as compared to $9,732 for the same period in 2024.
Advertising and public relations expense was $5,254 for the third quarter of 2025 as compared to $3,677 for the same period in 2024 and was $14,041 for the nine months ended September 30, 2025 as compared to $12,370 for the same period in 2024. During the nine months ended September 30, 2025 and 2024, the Company contributed approximately $1,125 and $1,305, respectively, to charitable organizations and government economic development programs, which contributions are included in our advertising and public relations expense, and for which the Company received a dollar-for-dollar tax credit.
Amortization of intangible assets totaled $8,674 and $1,160 for the third quarter of 2025 and 2024, respectively, and $18,638 and $3,558 for the nine months ended September 30, 2025 and 2024, respectively. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. The increase for the three and nine months ended September 30, 2025 is primarily due to the addition of the core deposit intangible associated with our merger with The First. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 1 year to 10 years.
Communication expenses, those expenses incurred for communication to clients and between employees, were $3,955 for the third quarter of 2025 as compared to $2,176 for the same period in 2024. Communication expenses were $9,172 for the nine months ended September 30, 2025 as compared to $6,312 for the same period in 2024.
Other noninterest expense includes business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. Other noninterest expense was $21,752 for the third quarter of 2025 as compared to $13,597 for the same period in 2024 and was $55,506 for the nine months ended September 30, 2025 as compared to $43,317 for the same period in 2024.
Efficiency Ratio

	Efficiency Ratio
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Efficiency ratio	67.05%	54.73%	66.88%	62.33%

The efficiency ratio is a measure of productivity in the banking industry. (This ratio is a measure of our ability to turn expenses into revenue. That is, the ratio is designed to reflect the percentage of one dollar that we must expend to generate a dollar of revenue.) The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The gain on sale of the insurance agency that occurred in the third quarter of 2024 resulted in a significant enhancement to our efficiency ratio for the three and nine months ended September 30, 2024, which contributed to the change in our efficiency ratio for the three and nine months ended September 30, 2025 as compared to the same periods in 2024. Our goal is to improve the efficiency ratio over time from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses and eliminating duplicative expenses as we continue to integrate The First into our business model throughout the remainder of 2025.
Income Taxes
Income tax expense for the third quarter of 2025 and 2024 was $15,478 and $24,924, respectively, and $27,575 and $44,502 for the nine months ended September 30, 2025 and 2024, respectively. The Company’s sale of its insurance business in the third quarter of 2024 resulted in a significant discrete tax expense during such period, which contributed to the year-over-year decrease in the Company’s effective tax rate.

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
To verify the value of real estate collateral, the Company maintains a central appraisal review department, within credit administration. This department engages, reviews and approves third-party appraisals obtained by the Company on real estate collateral in accordance with banking regulations. This department is managed by a State Certified General Real Estate Appraiser and employs other trained appraisers and evaluators.
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
The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including loans evaluated on a collective (pooled) basis and those evaluated on an individual basis as set forth in Accounting Standards Codification Topic 326, “Financial Instruments - Credit Losses,” often referred to as CECL. The credit loss estimation process involves procedures to appropriately consider the unique characteristics of the Company’s loan portfolio segments. Credit quality is assessed and monitored by evaluating various attributes, and the results of those evaluations are utilized in underwriting new loans and in the Company’s process for the estimation of expected credit losses. Credit quality monitoring procedures and indicators can include an assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories, and other factors, including our risk rating system, regulatory guidance and economic conditions, such as the unemployment rate and change in GDP in the national and local economies as well as trends in the market values of underlying collateral securing loans, all as determined based on input from management, loan review staff and other sources. This evaluation is complex and inherently subjective, as it requires estimates by management that are inherently uncertain and therefore susceptible to significant revision as more information becomes available. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and provision for credit loss in those future periods.
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

•For loans that do not share similar risk characteristics with other loans, an individual analysis is performed to determine the expected credit loss. If the respective loan is collateral dependent (that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral), the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of collateral is initially based on external appraisals. Generally, collateral values for loans for which measurement of expected losses is dependent on the fair value of such collateral are updated every twelve months, either from external third parties or in-house certified appraisers. Third-party appraisals are obtained from a pre-approved list of independent, third-party, local appraisal firms. The fair value of the collateral derived from the external appraisal is then adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. Other acceptable methods for determining the expected credit losses for collateral dependent loans is a discounted cash flow approach or, if applicable, an observable market price. Once the expected credit loss amount is determined, an allowance equal to such expected credit loss is included in the allowance for credit losses.

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

The following table presents the allocation of the allowance for credit losses on loans by loan category and the percentage of loans in each category to total loans as of the dates presented:

	September 30, 2025		December 31, 2024		September 30, 2024
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial, financial, agricultural	$60,526	20.34%	$38,527	14.64%	$43,053	14.29%
Lease financing	1,480	0.50	3,368	0.70	2,384	0.78
Real estate – construction	23,953	8.05	15,126	8.49	16,656	9.50
Real estate – 1-4 family mortgage	66,826	22.46	47,761	27.07	47,219	27.24
Real estate – commercial mortgage	139,342	46.81	90,204	48.40	82,087	47.47
Installment loans to individuals	5,464	1.84	6,770	0.70	8,979	0.72
Total	$297,591	100.00%	$201,756	100.00%	$200,378	100.00%

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
The table below reflects the activity in the allowance for credit losses on loans, including the provision for credit losses, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance at beginning of period	$290,770	$199,871	$201,756	$198,578
Impact of purchased credit deteriorated loans acquired during the period	1,510	—	25,003	—
Charge-offs
Commercial, financial, agricultural	2,557	347	8,474	882
Lease financing	42	642	2,436	642
Real estate – construction	8	—	113	—
Real estate – 1-4 family mortgage	612	256	1,240	546
Real estate – commercial mortgage	1,296	10	5,701	5,737
Installment loans to individuals	539	649	1,198	1,379
Total charge-offs	5,054	1,904	19,162	9,186
Recoveries
Commercial, financial, agricultural	51	514	1,636	1,385
Lease financing	90	8	103	26
Real estate – construction	6	—	6	—
Real estate – 1-4 family mortgage	84	57	154	130
Real estate – commercial mortgage	429	11	551	116
Installment loans to individuals	55	611	444	1,181
Total recoveries	715	1,201	2,894	2,838
Net charge-offs	4,339	703	16,268	6,348
Provision for credit losses on loans	9,650	1,210	87,100	8,148
Balance at end of period	$297,591	$200,378	$297,591	$200,378
Net charge-offs (annualized) to average loans	0.09%	0.02%	0.14%	0.07%
Net charge-offs to allowance for credit losses on loans	1.46%	0.35%	5.47%	3.17%
Allowance for credit losses on loans to:
Total loans			1.56%	1.59%
Nonperforming loans			173.47%	168.07%
Nonaccrual loans			174.28%	175.97%

Loan growth, including the addition of loans acquired in the merger with The First, as well as changes in credit metrics that influenced our expectations of future credit losses, considered in the context of the existing balance of the allowance for credit losses, resulted in the Company’s model indicating that the provision for credit losses on loans during the first nine months of 2025 in the table above was appropriate. Included in the first nine months of 2025 provision for credit losses on loans is a Day 1 acquisition provision of $62,190 associated with the merger with The First.

The table below reflects annualized net charge-offs (recoveries) to daily average loans outstanding, by loan category, for the periods presented:

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Net Charge-offs	Average Loans	Annualized Net Charge-offs to Average Loans	Net Charge-offs (Recoveries)	Average Loans	Annualized Net Charge-offs (Recoveries) to Average Loans
Commercial, financial, agricultural	$6,838	$2,313,531	0.40%	$(503)	$1,850,707	(0.04)%
Lease financing	2,333	90,605	3.44%	616	103,954	0.79%
Real estate – construction	107	1,310,487	0.01%	—	1,297,036	—%
Real estate – 1-4 family mortgage	1,086	4,435,847	0.03%	416	3,422,711	0.02%
Real estate – commercial mortgage	5,150	8,482,010	0.08%	5,621	5,752,206	0.13%
Installment loans to individuals	754	110,567	0.91%	198	96,188	0.27%
Total	$16,268	$16,743,047	0.13%	$6,348	$12,522,802	0.07%

The following table provides further details of the Company’s net charge-offs (recoveries) of loans secured by real estate for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Real estate – construction:
Residential	$2	$—	$107	$—
Total real estate – construction	2	—	107	—
Real estate – 1-4 family mortgage:
Primary	384	167	775	327
Home equity	125	74	315	93
Rental/investment	(6)	(41)	(29)	(3)
Land development	25	—	25	(1)
Total real estate – 1-4 family mortgage	528	200	1,086	416
Real estate – commercial mortgage:
Owner-occupied	857	(9)	5,198	(68)
Non-owner occupied	(4)	(1)	(61)	5,682
Land development	14	7	13	7
Total real estate – commercial mortgage	867	(3)	5,150	5,621
Total net charge-offs of loans secured by real estate	$1,397	$197	$6,343	$6,037

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

Three Months Ended September 30,	2025	2024
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$23,565	$17,618
Provision for (recovery of) credit losses on unfunded loan commitments	800	(700)
Ending balance	$24,365	$16,918

Nine Months Ended September 30,	2025	2024
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$14,943	$20,118
Provision for (recovery of) credit losses on unfunded loan commitments	9,422	(3,200)
Ending balance	$24,365	$16,918
The increase in the provision for credit losses on unfunded commitments during the three and nine months ended September 30, 2025, as compared to the same periods in 2024 was largely driven by the Day 1 acquisition provision of $4,422 associated with our merger with The First as well as growth in the balance of unfunded loan commitments.
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
The following table provides details of the Company’s nonperforming assets as of the dates presented.

	September 30, 2025	December 31, 2024
Nonaccruing loans	$170,756	$110,811
Accruing loans past due 90 days or more	792	2,464
Total nonperforming loans	171,548	113,275
Other real estate owned	10,578	8,673
Total nonperforming assets	$182,126	$121,948
Nonperforming loans to total loans	0.90%	0.88%
Nonaccruing loans to total loans	0.89%	0.88%
Nonperforming assets to total assets	0.68%	0.68%

The following table presents nonperforming loans by loan category as of the dates presented:

	September 30, 2025	December 31, 2024	September 30, 2024
Commercial, financial, agricultural	$32,829	$2,000	$5,024
Lease financing	638	4,083	614
Real estate – construction:
Residential	2,525	1,223	1,307
Commercial	2,123	16	—
Total real estate – construction	4,648	1,239	1,307
Real estate – 1-4 family mortgage:
Primary	52,155	55,037	55,076
Home equity	2,560	3,404	3,296
Rental/investment	2,690	388	927
Land development	49	1,760	22
Total real estate – 1-4 family mortgage	57,454	60,589	59,321
Real estate – commercial mortgage:
Owner-occupied	29,877	12,679	9,610
Non-owner occupied	45,144	29,280	39,944
Land development	719	3,291	3,169
Total real estate – commercial mortgage	75,740	45,250	52,723
Installment loans to individuals	239	114	234
Total nonperforming loans	$171,548	$113,275	$119,223

Total nonperforming loans as a percentage of total loans were 0.90% as of September 30, 2025 as compared to 0.88% and 0.94% as of December 31, 2024 and September 30, 2024, respectively. The Company’s coverage ratio, or its allowance for credit losses on loans as a percentage of nonperforming loans, was 173.47% as of September 30, 2025 as compared to 178.11% as of December 31, 2024 and 168.07% as of September 30, 2024.
Management has evaluated loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses at September 30, 2025. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due but still accruing interest were $48,654, or 0.26% of total loans, at September 30, 2025 as compared to $39,842, or 0.31% of total loans, at December 31, 2024 and $17,523, or 0.14% of total loans, at September 30, 2024.
Certain modifications of loans made to borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay (including an extension of the amortization period), or a term extension, but excluding covenant waivers and modification of contingent acceleration clauses, are required to be disclosed in accordance with ASU 2022-02, “Financial Instruments - Credit Losses (Topic326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). All modifications for the three and nine months ended September 30, 2025 and 2024 and which met the disclosure criteria in ASU 2022-02 were performing in accordance with their modified terms at September 30, 2025 and 2024, respectively. The total amortized cost basis of loans that were modified during the three and nine months ended September 30, 2025 due to borrowers experiencing financial difficulty was $29,148 and $31,551, respectively, as compared to $3,887, and $15,747, respectively, for the same periods in 2024. Unused commitments with respect to these loans were $647 and $464 at September 30, 2025 and September 30, 2024, respectively. Upon the Company’s determination that a modified loan has subsequently become uncollectible, the loan, or portion of the loan, is charged off, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted accordingly. For more information about loan modifications made to borrowers experiencing financial difficulty, see the information under the heading “Certain Modifications to Borrowers Experiencing Financial Difficulty” in Note 4, “Loans,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.
The following table provides details of the Company’s other real estate owned, net of valuation allowance and direct write-downs, as of the dates presented:

	September 30, 2025	December 31, 2024	September 30, 2024
Residential real estate	$5,179	$2,966	$1,004
Commercial real estate	3,711	5,681	6,336
Residential land development	15	19	19
Commercial land development	1,673	7	7
Total other real estate owned	$10,578	$8,673	$7,366

Changes in the Company’s other real estate owned were as follows:

	2025	2024
Balance at January 1	$8,673	$9,622
Acquired OREO	11,109	—
Transfers of loans	3,971	3,286
Impairments	(623)	(67)
Dispositions	(12,552)	(1,323)
Other	—	(2,382)
Balance at June 30	$10,578	$9,136

Other real estate owned with a cost basis of $12,552 was sold during the nine months ended September 30, 2025, resulting in a net gain of $53, while other real estate owned with a cost basis of $1,323 was sold during the nine months ended September 30, 2024, resulting in a net gain of $143.
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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing October 1, 2025, in each case as compared to the result under rates present in the market on September 30, 2025. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not account for changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+100	2.53%	2.47%	4.56%
-100	(3.75)%	(2.82)%	(5.04)%
-200	(8.33)%	(4.68)%	(9.83)%

The rate shock results for the net interest income simulations for the next 24 months produce an asset sensitive position at September 30, 2025. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, collars, caps and/or floors, risk participations, forward commitments, and interest rate lock commitments, as part of its ongoing efforts to mitigate its interest rate risk exposure. For more information about the Company’s derivatives, see the information under the heading “Loan Commitments and Other Off-Balance Sheet Arrangements” in the Liquidity and Capital Resources section below and Note 10, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements. The next section also details our available sources of liquidity, both on and off-balance sheet.

Liquidity and Capital Resources
Liquidity management is the ability to meet the cash flow requirements of customers who may be either depositors wishing to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.
Core deposits, which are deposits excluding brokered deposits, are the major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. We may also access the brokered deposit market where rates are favorable to other sources of liquidity (especially in light of collateral requirements for certain borrowings) and core deposits are not sufficient for meeting our current and anticipated short- or long-term liquidity needs. We did not hold any brokered deposits at September 30, 2025 or December 31, 2024. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the ALCO.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 13.72% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types, short-term borrowings and derivative instruments. At September 30, 2025, securities with a carrying value of $1,241,138 were pledged to secure government, public fund and trust deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $843,870 similarly pledged at December 31, 2024.
Other sources available for meeting liquidity needs include federal funds purchased, short-term and long-term advances from the FHLB and borrowings from the Federal Reserve Discount Window. Interest is charged at the prevailing market rate on federal funds purchased, FHLB advances and borrowings from the Federal Reserve Discount Window. There were $600,000 and $400,000 in short-term borrowings from the FHLB at September 30, 2025 and December 31, 2024, respectively. Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding long-term advances with the FHLB at September 30, 2025 or December 31, 2024. The total amount of the remaining credit available to us from the FHLB at September 30, 2025 was $5,011,339. The credit available at the Federal Reserve Discount Window at September 30, 2025 was $657,277 with no borrowings outstanding as of such date. We also maintain lines of credit with other commercial banks totaling $140,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at September 30, 2025 or December 31, 2024.
Finally, we can access the capital markets to meet liquidity needs. The Company maintains a shelf registration statement with the Securities and Exchange Commission (“SEC”). The shelf registration statement, which was effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depositary shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company’s banking and wealth management operations as well as other business opportunities. Our common stock offering completed in July 2024 reflects our access of the capital markets as described in this paragraph. In addition, in previous years, we have accessed the capital markets to generate liquidity in the form of subordinated notes. We have also assumed subordinated notes as part of acquisitions. The carrying value of subordinated notes, net of unamortized debt issuance costs, was $418,523 at September 30, 2025. On October 1, 2025, the Company redeemed $60,000 in subordinated notes assumed as part of its merger with The First.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Noninterest-bearing demand	23.24%	23.74%	—%	—%
Interest-bearing demand	51.18	48.18	2.80	3.16
Savings	5.76	5.67	0.31	0.35
Brokered deposits	—	2.00	—	5.36
Time deposits	15.54	16.57	3.92	4.25
Short-term borrowings	1.62	0.83	3.33	1.44
Subordinated notes	2.00	2.25	5.55	5.51
Other borrowed funds	0.66	0.76	7.36	8.23
Total deposits and borrowed funds	100.00%	100.00%	2.27%	2.55%

The estimated amount of uninsured and uncollateralized deposits at September 30, 2025 was $6,878,118. Collateralized public funds over FDIC insurance limits were $3,146,202 at September 30, 2025.
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
Cash and cash equivalents were $1,083,785 at September 30, 2025, as compared to $1,275,620 at September 30, 2024. The decrease is largely driven by the funding of loan growth and investing capital into the securities portfolio. We acquired $261,484 in cash and cash equivalents in connection with the merger with The First.
Cash used in investing activities for the nine months ended September 30, 2025 was $710,954, as compared to cash provided by investing activities of $48,583 for the nine months ended September 30, 2024. Proceeds from the sale, maturity or call of securities within our investment portfolio were $968,832 for the nine months ended September 30, 2025, as compared to $319,665 for the same period in 2024. Shortly after merger with The First, certain securities from the acquired portfolio were sold at carrying value, resulting in proceeds of $686,485. A portion of the securities portfolio was also sold during the first quarter of 2024, resulting in proceeds of $177,185 of which a portion were used to purchase higher yielding securities, while the remainder was used to fund loan growth. Purchases of investment securities were $1,058,969 during the first nine months of 2025 and $60,656 for the same period in 2024. The Company received $261,483 in net cash from its acquisition of The First.
Cash provided by financing activities for the nine months ended September 30, 2025 was $538,376, as compared to $411,366 for the same period in 2024. Deposits increased $395,159 and $432,966 for the nine months ended September 30, 2025 and 2024, respectively.
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
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2025, the maximum amount available for transfer from the Bank to the Company in the form of loans was $279,440. The Company maintains a $3,000 line of credit collateralized by cash with the Bank. There were no amounts outstanding under this line of credit at September 30, 2025.
These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the nine months ended September 30, 2025, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	September 30, 2025	December 31, 2024
Loan commitments	$4,425,675	$2,856,308
Standby letters of credit	115,618	90,267

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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, collars, risk participations, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2025, the Company had notional amounts of $1,602,805 on interest rate contracts with corporate customers and $1,603,104 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
Additionally, the Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable rate residential mortgage loans and also enters into forward commitments to sell residential mortgage loans to secondary market investors.
To mitigate future interest rate exposure on its FHLB borrowings and its junior subordinated debentures the Company enters into interest rate swap contracts that are accounted for as cash flow hedges. Under each of these contracts, the Company pays a fixed rate of interest and receives a variable rate of interest. The Company entered into an interest rate swap contract on its subordinated notes that is accounted for as a fair value hedge. Under this contract, the Company pays a variable rate of interest and receives a fixed rate of interest. The Company utilizes interest rate collars to protect against interest rate fluctuations on certain variable-rate loans. Under these contracts, interest income is limited to the interest rate cap; however, interest income is protected when market rates fall below the floor strike rate.
For more information about the Company’s derivatives, see Note 10, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $3,825,778 at September 30, 2025 compared to $2,678,318 at December 31, 2024. Book value per share was $40.26 and $42.13 at September 30, 2025 and December 31, 2024, respectively. The growth in shareholders’ equity is attributable to the merger with The First, current period earnings and declines in accumulated other comprehensive loss, offset by dividends declared.
Effective October 28, 2025, the Company’s Board of Directors approved a $150.0 million stock repurchase program under which the Company is authorized to repurchase outstanding shares of its common stock either in open market purchases or privately negotiated transactions. This plan, which will remain in effect until the earlier of October 2026 or the repurchase of the entire amount authorized under the plan, replaces the Company’s $100.0 million stock repurchase program that expired October 2025.
The Company has junior subordinated debentures with a carrying value of $140,355 at September 30, 2025, of which $135,959 was included in the Company’s Tier 2 capital.
The Company has subordinated notes with a par value of $433,400 at September 30, 2025, of which $418,523 is included in the Company’s Tier 2 capital. On October 1, 2025, the Company redeemed $60,000 in subordinated notes assumed as part of its merger with The First.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital, risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$2,364,465	11.04%	$1,392,167	6.50%	$1,499,257	7.00%
Tier 1 risk-based capital ratio	2,364,465	11.04	1,713,436	8.00	1,820,526	8.50
Total risk-based capital ratio	3,187,027	14.88	2,141,795	10.00	2,248,885	10.50
Leverage capital ratios:
Tier 1 leverage ratio	2,364,465	9.46	1,249,829	5.00	999,863	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$2,526,336	11.80%	$1,392,069	6.50%	$1,499,152	7.00%
Tier 1 risk-based capital ratio	2,526,336	11.80	1,713,316	8.00	1,820,398	8.50
Total risk-based capital ratio	2,794,398	13.05	2,141,645	10.00	2,248,727	10.50
Leverage capital ratios:
Tier 1 leverage ratio	2,526,336	10.12	1,248,557	5.00	998,846	4.00

December 31, 2024
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,825,197	12.73%	$932,162	6.50%	$1,003,867	7.00%
Tier 1 risk-based capital ratio	1,935,522	13.50	1,147,276	8.00	1,218,981	8.50
Total risk-based capital ratio	2,449,129	17.08	1,434,095	10.00	1,505,800	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,935,522	11.34	853,556	5.00	682,845	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$1,843,123	12.85%	$932,552	6.50%	$1,004,287	7.00%
Tier 1 risk-based capital ratio	1,843,123	12.85	1,147,756	8.00	1,219,491	8.50
Total risk-based capital ratio	2,022,737	14.10	1,434,695	10.00	1,506,430	10.50
Leverage capital ratios:
Tier 1 leverage ratio	1,843,123	10.80	852,933	5.00	682,346	4.00

The Company elected to take advantage of transitional relief offered by the Federal Reserve and FDIC to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transitional period to phase out the capital benefit provided by the two-year delay. The three-year transitional period began on January 1, 2022; the full impact of CECL is reflected in our capital ratios as of September 30, 2025.
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
The accounting estimates that we believe to be the most critical in preparing our consolidated financial statements relate to the allowance for credit losses and acquisition accounting, which are described under “Critical Accounting Policies and Estimates” in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2024. Since December 31, 2024, there have been no material changes in these critical accounting estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk exposure is to changes in interest rates. Interest rate risk is managed as part of the Company’s broader risk management practices. See the information under the heading “Interest Rate Risk” in the “Risk Management” section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for a description of the Company’s governance structure and risk management processes. There have been no material changes in or market risk since December 31, 2024. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

During the three month period ended September 30, 2025, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number or Approximate Dollar Value of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)(3)
July 1, 2025 to July 31, 2025	5,285	$37.51	—	$100,000
August 1, 2025 to August 31, 2025	11,574	37.49	—	100,000
September 1, 2025 to September 30, 2025	8,122	37.29	—	100,000
Total	24,981	$37.43	—
(1)All shares in this column represent shares of Renasant Corporation stock withheld to satisfy the federal and state tax liabilities related to the vesting of time-based restricted stock awards.
(2)The Company announced a $100.0 million stock repurchase program in October 2024 under which the Company was authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. No shares were repurchased during the third quarter of 2025 under this plan, which expired in October 2025 and was replaced with a $150.0 million stock repurchase program approved in October 2025. This new plan will remain in effect through October 2026 or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased.
(3)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 5. OTHER INFORMATION

Trading Plans
During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Renasant Corporation(1)

3.2	Amended and Restated Bylaws of Renasant Corporation(2)

31.1	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (Unaudited).

104	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

(1)Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission (the “Commission”) on August 6, 2025, and incorporated herein by reference.
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

RENASANT CORPORATION
(Registrant)

Date:	November 7, 2025	/s/ Kevin D. Chapman
Kevin D. Chapman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2025	/s/ James C. Mabry IV
James C. Mabry IV
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)