Form 10-K
period 2025-12-31
RENASANT CORP
filed 2026-03-02
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2025, the aggregate market value of the registrant’s common stock, par value $5.00 per share, held by non-affiliates of the registrant, computed by reference to the last sale price as reported on The New York Stock Exchange for such date, was $3,347,830,064.
As of February 20, 2026, 94,142,307 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders of Renasant Corporation are incorporated by reference into Part III of this Form 10-K.

Renasant Corporation and Subsidiaries
Form 10-K
For the Year Ended December 31, 2025

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
Important factors currently known to management that could cause our actual results to differ materially from those in forward-looking statements include the following:
•the Company’s ability to efficiently integrate acquisitions (including its acquisition of The First Bancshares, Inc. (“The First”)) into its operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management (including the possibility that such cost savings will not be realized when expected, or at all, as a result of the impact of, or challenges arising from, the integration of the acquired assets and assumed liabilities into the Company, potential adverse reactions or changes to business or employee relationships, or as a result of other unexpected factors or events);
•potential exposure to unknown or contingent risks and liabilities we have acquired, or may acquire, or target for acquisition, including in connection with the merger with The First;
•the effect of economic conditions and interest rates on a national, regional or international basis;
•timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings;
•our ability to remediate the material weakness in the Company’s internal control over financial reporting identified in this report;
•competitive pressures in the consumer finance, commercial finance, financial services, asset management, retail banking, factoring, mortgage lending and auto lending industries;
•the financial resources of, and products available from, competitors;
•changes in laws and regulations as well as changes in accounting standards;
•changes in governmental and regulatory policy, whether applicable specifically to financial institutions or impacting the United States generally (such as, for example, changes in trade policy);
•increased scrutiny by, and/or additional regulatory requirements of, regulatory agencies as a result of the Company’s merger with The First.;
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
•increased cybersecurity risk, including potential network breaches, business disruptions or financial losses, including as a result of sophisticated attacks using artificial intelligence (“AI”) and similar tools;
•civil unrest, natural disasters, epidemics and other catastrophic events in or near the Company’s geographic area;
•geopolitical conditions, including acts or threats of terrorism, and actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;
•the impact, extent and timing of technological changes, including the rapid development of AI technologies; and
•other circumstances, many of which are beyond management’s control.
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
The information set forth in this Annual Report on Form 10-K is as of February 27, 2026 unless otherwise indicated herein.

PART I
ITEM 1. BUSINESS
General
Renasant Corporation, a Mississippi corporation incorporated in 1982. It owns and operates Renasant Bank, a Mississippi banking corporation with operations throughout the Southeast, and also owns and operates Park Place Capital Corporation, a Tennessee corporation and registered investment advisor with operations across our footprint. Renasant Bank, in turn, owns and operates Continental Republic Capital, LLC (doing business as “Republic Business Credit”), a Louisiana limited liability company offering factoring and asset-based lending on a nationwide basis, while Park Place Capital Corporation, in turn, owns and operates Park Place Capital Securities Corporation, a Delaware corporation and registered broker-dealer. Renasant Bank also owns Renasant Insurance, Inc., a Mississippi corporation, which was engaged in the insurance agency business until Renasant Bank’s sale of substantially all of the assets of Renasant Insurance, Inc. on July 1, 2024. More information about this transaction can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. In this Annual Report, Renasant Bank is sometimes referred to as the “Bank,” while Park Place Capital Corporation is referred to as “Park Place Capital,” and Continental Republic Capital, LLC is referred to as “Republic Business Credit.”

Our vision is to be the financial services advisor and provider of choice in each community we serve. With this vision in mind, management has organized the branch banks into community banks using a franchise concept. The franchise approach empowers community bank presidents to execute their own business plans in order to achieve our vision. Specific performance measurement tools are available to assist these presidents in determining the success of their plan implementation. A few of the ratios used in measuring the success of their business plan include:

—	return on average assets and on average common equity	—	net interest margin and spread
—	the efficiency ratio	—	fee income shown as a percentage of loans and deposits
—	loan and deposit growth	—	the volume and cost of deposits
—	net charge-offs to average loans	—	the percentage of loans past due and nonaccruing
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
Merger with The First Bancshares, Inc.

Effective April 1, 2025, the Company completed its acquisition by merger of The First Bancshares, Inc., a Mississippi corporation, pursuant to which, The First merged with and into the Company, with the Company as the surviving entity in the merger, and immediately thereafter The First’s subsidiary bank merged with and into the Bank, with the Bank as the surviving entity in the merger. At merger, each outstanding share of common stock of The First converted into the right to receive one share of common stock of the Company. Upon completion of the merger, Southwest Georgia Insurance Services, Inc., a Georgia corporation, became a subsidiary of Renasant Bank and engaged in the insurance agency business until Renasant Bank’s sale of substantially all of its assets on December 31, 2025.
Operations
The Company has two reportable segments: a Community Banks segment and a Wealth Management segment. The Company no longer has an Insurance segment as a result of the sale of the Company’s insurance agency businesses in July 2024 and December 2025 as discussed above. We do not have any foreign operations.
Operations of Community Banks
Substantially all of our business activities are conducted through, and substantially all of our assets and revenues are derived from, the operations of our community banks, which offer a complete range of banking and financial services to individuals and to businesses of all sizes. As described in more detail below, these services include business and personal loans, interim construction loans, specialty commercial lending, factoring and asset-based lending, treasury management services and checking and savings accounts, as well as safe deposit boxes and night depository facilities. Automated teller machines and interactive teller machines are located throughout our market area. Our Online and Mobile Banking products and our call center also provide 24-hour banking services.
As of December 31, 2025, we had 277 banking, lending and mortgage offices located throughout our markets in the Southeast, while our subsidiary Republic Business Credit had four stand-alone offices in California, Illinois, Louisiana and Texas. Customers may also conduct many banking transactions, such as opening deposit accounts and applying for certain types of loans, through our Online and Mobile Banking products.
Lending Activities.  Income generated by our lending activities, in the form of interest income, loan-related fees, and income from the sale and servicing of mortgage loans, comprises a substantial portion of our revenue, accounting for approximately 81.1%, 77.7% and 82.8% of our total gross revenues in 2025, 2024 and 2023, respectively. (Total gross revenues consist of interest income on a fully taxable equivalent basis and noninterest income.) Our lending philosophy is to minimize credit losses by following strict credit approval standards, diversifying our loan portfolio by both type, size and geography and conducting ongoing review and management of the loan portfolio. Loans are originated through either our commercial lending groups (which includes the operations of Republic Business Credit) or personal bankers, depending on the relationship and type of service or product desired. Our commercial lending group provides banking services to corporations or other business customers and originates loans for general corporate purposes, such as financing for commercial and industrial projects or income producing commercial real estate. Also included in our commercial lending group are experienced lenders within our specialty lines of business, which consist of our asset-based lending, Small Business Administration lending, healthcare, factoring, and equipment lease financing banking groups. Our personal banking group provides small consumer installment loans, residential real estate loans, lines of credit and construction financing and originates conventional first and second mortgages.
The following is a general description of each of the principal types of loans in our loan portfolio, the relative credit risk of each type of loan and the steps we take to reduce credit risk. Our loans are primarily generated within the market areas where our offices are located, while Republic Business Credit generates loans on a nationwide basis.
— Commercial and Industrial Loans. Commercial and industrial loans (referred to as “C&I loans”), which accounted for approximately 14.79% of our total loans at December 31, 2025, are customarily granted on a fully collateralized basis to established local business customers in our market area. The terms and loan structure are dependent on the collateral and financial strength of the borrower. Loan-to-value ratios typically range from 50% to 85%, depending on the type of collateral. Terms are typically short-term in nature and are commensurate with the secondary source of repayment that serves as our collateral.
Although C&I loans may be collateralized by equipment or other business assets, including receivables, the repayment of this type of loan depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the chief considerations when assessing the risk of a C&I loan are the local business borrower’s ability to sell its products or services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, and the general business conditions of the local economy or other market that the business serves. The liquidation of collateral is considered a secondary source of repayment. Another source of repayment are guarantors of the loan, if any. To manage these risks, the Bank’s policy is to secure its C&I loans with both the assets of the borrowing business and any other collateral and guarantees that may be available. In addition, we actively monitor certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors. We use C&I loan credit scoring models for smaller-size loans.
The Company’s factoring receivables and equipment financing loans (or “lease financing loans”) are categorized as C&I loans. In assessing the risk associated with factoring receivables, management considers the ability of the client’s account customer, rather than the client itself, to repay the Company. As to lease financing loans, these loans are granted to provide capital to businesses for commercial equipment needs, typically for periods ranging between two and five years at fixed rates of interest. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. We obtain a lien against the collateral securing the loan and hold title (if applicable) until the loan is repaid in full. Transportation, manufacturing, healthcare, material handling, printing and construction are the industries that typically obtain lease financing. In addition, we offer a product tailored to qualified not-for-profit customers that provides real estate financing at tax-exempt rates.
— Construction and Land Development Loans. Our construction and land development loans (“construction loans”) represented approximately 10.01% of our total loans at December 31, 2025. Our construction loan portfolio consists of loans for the construction of single family residential properties, multi-family properties and commercial projects. Maturities for construction loans generally range from six to 12 months for residential property and from 24 to 36 months for non-residential and multi-family properties. Similar to non-owner occupied commercial real estate loans (which are discussed below), the source of repayment of a construction loan comes from the sale or lease of newly-constructed property, although construction loans are often repaid with the proceeds of a commercial real estate loan that we make to the owner or lessor of the newly-constructed property.
Construction lending entails significant additional risks compared to residential real estate or commercial real estate lending, including the risk that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. The risk is tied to an accurate evaluation of the total loan funds required to complete a project and to ensure proper loan-to-value ratios during the construction phase. We address the risks associated with construction lending in a number of ways. As a threshold matter, we generally limit loan-to-value and loan-to-cost ratios to regulatory guidance of 85% of when-completed appraised values for owner-occupied and investor-owned residential or commercial properties, with the exception of those loans with clearly defined risk mitigants. We monitor draw requests either internally or with the assistance of a third party, creating an additional safeguard that ensures advances are in line with project budgets.

We also offer commercial real estate loans to developers of commercial properties for purposes of site acquisition and preparation and other development prior to actual construction (referred to as “commercial land development loans”) as well as residential real estate loans for the preparation of residential real property prior to construction (referred to as “residential land development loans”). Such loans are dependent on the successful completion of the project and may be affected by adverse conditions in the real estate market or the economy as a whole.
— Real Estate – 1-4 Family Mortgage. We are active in the real estate – 1-4 family mortgage area (referred to as “residential real estate loans”), with approximately 24.33% of our total loans at December 31, 2025, being residential real estate loans. In addition, in 2025, we originated for sale in the secondary market approximately $2.4 billion in residential real estate loans through our Mortgage division. The decision to retain residential real estate loans in our portfolio is dependent upon whether the Bank has sufficient liquidity to fund the needs of customers and if rates are favorable to retain the loans. Retained portfolio loans are made primarily through the Bank’s variable-rate mortgage product offerings. We offer both first and second mortgages on residential real estate. “First liens” are those loans secured by residential real estate for which the Bank has the first right to repayment if the borrower defaults or if the property is sold. “Junior liens” are those loans secured by residential real estate for which the Bank has a subordinated claim on the property. Junior liens carry higher risk because repayment is dependent on the value of the collateral first satisfying the obligation of the first lien holder. In addition, we offer home equity loans or lines of credit and term loans secured by first and second mortgages on the residences of borrowers who elect to use the accumulated equity in their homes for purchases, refinances, home improvements, education and other personal expenditures. Both fixed and variable rate loans are offered with competitive terms and fees. Originations of residential real estate loans are generated through retail efforts in our branches or originations by or referrals from our Mortgage division or online by our retail mortgage originators. We attempt to minimize the risk associated with residential real estate loans by strictly scrutinizing the financial condition of the borrower; typically, we also limit the maximum loan-to-value ratio. With respect to second lien home equity loans or lines of credit, which inherently carry a higher risk of loss upon default, we limit our exposure by limiting these types of loans to borrowers with higher credit scores.
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
— Commercial Real Estate - Owner Occupied. Our commercial real estate - owner occupied loans represented approximately 17.51% of our total loans at December 31, 2025. This portfolio consists of loans in which the owner develops a property with the intention of locating its business there. Payments on these loans are dependent on the successful development and management of the business as well as the borrower’s ability to generate sufficient operating revenue to repay the loan.
— Commercial Real Estate - Non-Owner Occupied. Our commercial real estate - non-owner occupied loans represented approximately 32.79% of our total loans at December 31, 2025. This portfolio consists of loans in which the owner develops a property where the source of repayment of the loan will come from the sale or lease of the developed property, such as multi-family properties, retail shopping centers, hotels and storage facilities.
We seek to minimize risks relating to all commercial real estate loans – both non-owner occupied and owner occupied – by limiting the maximum loan-to-value ratio and strictly scrutinizing the financial condition of the borrower, the quality of the collateral, the management of the property securing the loan and, where applicable, the financial strength of the tenant occupying the property. Loans are usually structured either to fully amortize over the term of the loan or to balloon after the third or fifth year of the loan, typically with an amortization period not to exceed 20 years. We also actively monitor such financial measures as advance rate, cash flow, collateral value and other appropriate credit factors. In some instances, in addition to our mortgage on the underlying real estate of the business, our commercial real estate loans are secured by other non-real estate collateral, such as equipment or other assets used in the business. To further mitigate our risk, we generally obtain loan guarantees from financially capable parties to the transaction based on a review of the guarantor’s financial statements.

— Consumer Loans. Consumer loans which represented approximately 0.57% of our total loans at December 31, 2025, are granted to individuals for the purchase of personal goods. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to us. In the event of default, a shortfall in the value of the collateral may pose a loss to us in this loan category. Before making a consumer loan, we assess the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We obtain a lien against the collateral securing the loan and hold title until the loan is repaid in full.
Addressing Aggregate Lending Risks. In addition to the steps described above to mitigate the risks posed by any individual loan relationship, management has implemented a structure that proactively monitors the risk to the Company presented by the Bank’s loan portfolio as a whole. First, we purposefully manage the loan portfolio to avoid excessive concentrations in any particular loan category, industry or geographic region. Our goal is to structure the loan portfolio so that it is well balanced among C&I loans, construction and land development loans, residential real estate loans, commercial real estate - owner occupied loans, commercial real estate - non-owner occupied loans and consumer loans, and also balanced across sub-categories within these broader lending categories (such as, with respect to non-owner occupied commercial real estate loans, multi-family, retail and warehouse/industrial loans) while taking into account current market risks and lending opportunities. With respect to construction and land development loans in particular, management monitors whether the allocation of these loans across geography and asset type heightens the general risk associated with these types of loans. We also monitor concentrations in our construction and land development loans based on guidelines promulgated by banking regulators, which involves evaluating the aggregate value of these loans as a percentage of our risk-based capital (this is referred to as the “100/300 Test” and is discussed in more detail under the “Supervision and Regulation” heading below) as well as monitoring loans considered to be high volatility commercial real estate. A further discussion of the risk reduction policies and procedures applicable to our lending activities can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management – Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments.”
Investment Activities. We acquire investment securities to provide a source for meeting our liquidity needs, to generate investment returns and to supply securities to be used in collateralizing certain deposits and other types of borrowings. We primarily acquire mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored entities such as FNMA, FHLMC and GNMA (colloquially known as “Fannie Mae,” “Freddie Mac” and “Ginnie Mae,” respectively) as well as municipal securities. Generally, cash flows from maturities and calls of our investment securities that are not used to fund loan growth or repay debt are reinvested in investment securities. We also hold investments in corporate debt. At December 31, 2025, the Company’s investment securities included both available for sale and held to maturity classifications.
Investment income generated by our investment activities, both taxable and tax-exempt, accounted for approximately 7.1%, 3.9% and 1.1% of our total gross revenues in 2025, 2024 and 2023, respectively.
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
Fees generated through the deposit services we offer accounted for approximately 4.6%, 4.9% and 5.7% of our total gross revenues in 2025, 2024 and 2023, respectively. Excluding brokered deposits (which we did not hold at December 31, 2025), the deposits held by the Bank have been primarily generated within the market areas where our branches are located.
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
For 2025, the Wealth Management segment generated total revenue of $35.5 million, or 2.4% of the Company’s total gross revenues. Wealth Management operations are headquartered in Tupelo, Mississippi, and Birmingham, Alabama, but our products and services are available to customers in all of our markets through our community banks.
Operations of Insurance
Prior to the sale of Renasant Insurance, Inc.’s businesses in July 2024 Renasant Insurance, Inc. offered all lines of commercial and personal insurance through major carriers. Renasant Insurance, Inc. leases the offices it previously occupied to the party that acquired its insurance agency business. Prior to the sale of substantially all of the assets of Southwest Georgia Insurance Services, Inc. on December 31, 2025, its operations were immaterial and, therefore, not considered a separate reportable segment in 2025.
Competition
Community Banks
Vigorous competition exists in all major product and geographic areas in which we conduct banking business. We compete through the Bank for available loans and deposits and the provision of other financial services (such as treasury management) with state, regional and national banks as well as savings and loan associations, credit unions, finance companies, mortgage companies, insurance companies, brokerage firms, factoring companies, fintech companies and investment companies in all of our service areas. All of these numerous institutions compete in the delivery of products and services through availability, quality and pricing. Many of our competitors are larger and have substantially greater resources than we do, including higher total assets and capitalization, larger technology and marketing budgets and a broader offering of financial services, while other competitors are not subject to regulation by federal and state banking regulators, thereby avoiding the costs and other impacts of compliance with federal and state banking regulations.
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
Supervision and Regulation
General
The U.S. banking industry is extensively regulated under federal and state law. We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a result, we are subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is a commercial bank chartered under the laws of the State of Mississippi and became a member of the Federal Reserve System, effective January 31, 2026. As a state member bank, the Bank is subject to supervision, regulation and examination by the Mississippi Department of Banking and Consumer Finance (the “DBCF”), as its chartering authority, and by the Federal Reserve, as its primary federal banking regulator. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), and the Bank is subject to applicable FDIC regulations pertaining to deposit insurance, including deposit insurance assessments and resolution‑related matters. Because the Bank has more than $10 billion in assets, it is subject to supervision, examination and, where applicable, enforcement by the Consumer Financial Protection Bureau (the “CFPB”) with respect to federal consumer financial protection laws. In addition, as a publicly traded company, the Company is subject to federal securities laws administered by the Securities and Exchange Commission (the “SEC”) and to the listing standards of the New York Stock Exchange (the “NYSE”).
As a result of this comprehensive system of supervision and regulation, the growth and earnings performance of the Company and the Bank are affected not only by management decisions and general and local economic conditions, but also by the statutes, rules, regulations and policies administered by the Federal Reserve, the FDIC, the DBCF, the CFPB, the SEC and other federal and state regulatory authorities with jurisdiction over our operations.

The bank regulatory scheme has two primary goals: to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This scheme, including the laws and regulations administered by the CFPB, also seeks to ensure broad, non-discriminatory access to financial services on fair and reasonable terms. This comprehensive system of supervision and regulation is intended primarily to protect the FDIC’s Deposit Insurance Fund (“DIF”), bank depositors, consumers and the public in general, rather than our shareholders or creditors. To this end, federal and state banking laws and regulations govern, among other things, the types of activities in which we and the Bank may engage, the terms and conditions of our products and services and the manner in which we offer our products and services, permissible investments, the level of reserves that the Bank must maintain against deposits, minimum equity capital levels, the nature and amount of collateral required for loans, maximum interest rates that can be charged, the manner and amount of the dividends that may be paid, and corporate activities regarding mergers, acquisitions and the establishment of branch offices.
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
The following discussion summarizes certain elements of the regulatory framework applicable to us and the Bank. This summary is not, however, intended to describe all laws, regulations and policies applicable to us and the Bank, and the description is qualified in its entirety by reference to the full text of applicable statutes, regulations, policies, interpretative letters and other written guidance that are described below. Further, the following discussion addresses the regulatory framework as in effect as of the date of this Annual Report on Form 10-K. Legislation and regulatory action to implement new laws and regulations and to revise or repeal existing federal and Mississippi banking, consumer protection, securities and other applicable laws and regulations or interpretations thereof, sometimes substantially, are continually under consideration by the U.S. Congress, state legislatures and federal and state regulatory agencies. Accordingly, the following discussion must be read in light of the enactment of any new federal or state banking laws or regulations or any amendment or repeal of existing laws, regulations or regulatory guidance, or any change in the policies or the enforcement focus of the regulatory agencies with jurisdiction over the Company’s operations, after the date of this Annual Report on Form 10-K.
Supervision and Regulation of Renasant Corporation
General. As a bank holding company registered under the BHC Act, we are subject to regulation, supervision and examination by the Federal Reserve. The Federal Reserve’s authority also extends to any company that we directly or indirectly control, including the Bank, Park Place Capital and any other non-bank subsidiaries. Bank holding companies are subject to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations or engaging in unsafe and unsound banking practices.
Scope of Permissible Activities. Under the BHC Act, bank holding companies are prohibited from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for the Bank and from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or financial holding company. The principal exception to this prohibition is that we may engage, directly or indirectly (including through the ownership of shares of another company), in “banking” and activities found by the Federal Reserve to be “closely related to banking.” Activities currently permitted by the Federal Reserve include, among others, operating a mortgage, finance, credit card or factoring company; providing certain data processing, storage and transmission services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal or real property on a non-operating basis; and providing certain stock brokerage services.
Pursuant to the amendment to the BHC Act effected by the Financial Services Modernization Act of 1999 (commonly referred to as the Gramm-Leach Bliley Act, or the “GLBA”), a bank holding company whose subsidiary deposit institutions are “well capitalized” and “well managed” may elect to become a “financial holding company” and thereby engage without prior Federal Reserve approval in certain banking and non-banking activities that are deemed to be financial in nature or incidental to financial activity. These “financial in nature” activities include securities underwriting, dealing and market making; organizing, sponsoring and managing mutual funds; insurance underwriting and agency activities; merchant banking activities; and other activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. We elected to become a financial holding company, which election was effective in December 2025.
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
Capital Adequacy Guidelines. The Federal Reserve has adopted risk‑based and leverage capital requirements applicable to bank holding companies. These requirements are designed to ensure that bank holding companies maintain capital commensurate with their risk profiles and are substantially similar to the capital requirements applicable to the Bank as a Federal Reserve member bank, which are described below under the headings “Supervision and Regulation of Renasant Bank - Capital Adequacy Guidelines” and “- Prompt Corrective Action (PCA).” The capital rules in the U.S. are based on international standards known as “Basel III.” Under these standards, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 4%.
Payment of Dividends; Source of Strength. The Federal Reserve generally requires bank holding companies to pay dividends only out of current operating earnings. The Federal Reserve has issued a supervisory letter advising, among other things, that a bank holding company should inform the Federal Reserve and should eliminate, defer, or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios after giving effect to the dividend.
The Federal Reserve has provided guidance on the criteria it uses to evaluate a bank holding company’s request to pay dividends in an aggregate amount that will exceed the company’s earnings for the period in which the dividends will be paid. For purposes of this analysis, “dividend” includes not only dividends on preferred and common equity but also dividends on debt underlying trust preferred securities and Tier 1 capital instruments. The criteria evaluates whether the holding company (1) has net income over the past four quarters sufficient to fully fund the proposed dividend (taking into account prior dividends paid during this period), (2) is considering stock repurchases or redemptions in the quarter, (3) does not have a concentration in commercial real estate and (4) is in good supervisory condition, based on its overall condition and its asset quality risk. A holding company not meeting these criteria will require more in-depth consultations with the Federal Reserve.
If, in the opinion of the Federal Reserve, we or the Bank are engaged in or about to engage in an unsafe or unsound practice (which, depending on the financial condition of the Bank, could include the payment of dividends), the Federal Reserve may require us or the Bank to cease and desist from that practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution or bank holding company’s capital base to an inadequate level would be an unsafe and unsound banking practice.
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
Status as a Public Company. As a publicly-traded company, Renasant Corporation is also subject to laws, rules and regulations, as well as the standards of self-regulatory organizations, relating to corporate governance, financial reporting and public disclosure, and auditor independence, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), SEC rules and regulations and NYSE listing standards. We incur significant expense in, and devote substantial management time and attention to, complying with these laws, regulations and standards, which are subject to varying interpretations, amendment or outright repeal. We are committed to maintaining high standards of corporate governance, financial reporting and public disclosure, and management continually monitors changes in laws, rules and regulations, as well as best practices, in this area to ensure that we fulfill this commitment.
Supervision and Regulation of Renasant Bank
General. As a Mississippi‑chartered member of the Federal Reserve System, the Bank is subject to regulation, supervision and examination by the DBCF and by the Federal Reserve. The Federal Reserve serves as the Bank’s primary federal banking regulator. The Bank is also subject to applicable FDIC regulations governing FDIC‑insured depository institutions. Because the Bank has more than $10 billion in assets, its compliance with federal consumer financial protection laws is subject to supervision and examination by the CFPB.
Insurance of Deposits. The Bank’s deposits are insured up to applicable limits by the FDIC, which administers the DIF and assesses FDIC‑insured depository institutions, including the Bank, to fund the federal deposit insurance system.
To fund the DIF, FDIC-insured banks are required to pay deposit insurance assessments to the FDIC on a quarterly basis. An institution’s assessment is based on its average consolidated total assets less its average tangible equity during the assessment period. Because the Bank has assets in excess of $10 billion, its assessment rate is determined using a risk‑based methodology applicable to larger institutions. In addition, the FDIC has authority to impose special assessments on insured depository institutions in certain circumstances, and the Bank could be subject to a surcharge designed to increase the DIF to specified levels.
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
The ability of the Bank to pay dividends is restricted by federal and state laws, regulations and policies. The approval of the DBCF is required prior to the Bank paying dividends to the Company, and under certain circumstances the approval or non-objection of the Federal Reserve may be required. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the DBCF. Under federal regulations, a member bank may not pay a dividend without prior approval from the Federal Reserve if either (1) the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank’s net income for the current year plus its retained net income of the prior two calendar years or (2) the dividend would exceed the bank’s undivided profits as reportable on its

Reports of Condition and Income. In the latter case, the dividend also requires approval by at least two-thirds of the shareholders of each class of stock outstanding. Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. In addition, Section 38 of the Federal Deposit Insurance Act restricts capital distributions, including dividends, if the Bank is undercapitalized or if a proposed distribution would cause it to become undercapitalized, and requires that any such distribution be made in accordance with an approved capital restoration plan and not objected to by the Federal Reserve.
Capital Adequacy Guidelines The Federal Reserve has adopted risk‑based and leverage capital requirements applicable to bank holding companies, including the Company, and to state‑chartered member banks, including the Bank. While these capital requirements are substantially similar in structure, they are applied and enforced separately at the holding company level and at the Bank level, and compliance is evaluated independently for each entity.
At the holding company level, the Federal Reserve’s capital rules are designed to ensure that bank holding companies maintain capital commensurate with their consolidated risk profiles and serve as a source of financial strength to their subsidiary banks. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
At the Bank level, the Federal Reserve has adopted risk‑based capital, leverage capital and capital conservation buffer requirements applicable to member banks that are substantially similar to the Basel III capital framework applicable to bank holding companies but are calculated and enforced on a standalone basis. Under the current risk-based capital adequacy guidelines, the Bank is required to maintain (1) a ratio of common equity Tier 1 capital (“CET1”) to total risk-weighted assets of not less than 4.5%; (2) a minimum leverage capital ratio of 4%; (3) a minimum Tier 1 risk-based capital ratio of 6%; and (4) a minimum total risk-based capital ratio of 8%. CET1 generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Bank must maintain a “capital conservation buffer” that is 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If our ratio of CET1 to risk-weighted capital is below the capital conservation buffer, we will face restrictions on our ability to pay dividends, repurchase our outstanding stock and make certain discretionary bonus payments.
In addition, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency rules for calculating risk-weighted assets have been set to enhance risk sensitivity by incorporating the Basel III standards, which affect the calculation of the denominator of a banking organization’s risk-based capital ratios to reflect the higher-risk nature of certain types of loans. These standards explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important qualitative factors to consider in assessing an institution’s overall capital adequacy.
Federal regulators’ market risk rules are applicable to covered institutions—those with aggregate trading assets and trading liabilities of at least 10% of their total assets or at least $1 billion. The rules specify the methodology for calculating the amount of risk-weighted assets related to trading assets and include, among other things, the addition of a component for stressed value at risk.
Failure to meet applicable capital requirements at the bank level may subject the Bank to restrictions on its activities, growth, dividend payments and other supervisory actions, including those imposed under the prompt corrective action framework. See “Prompt Corrective Action (PCA)” immediately below for additional information. Failure to meet applicable capital requirements at the holding company level may result in supervisory limitations on dividends, stock repurchases, acquisitions or other corporate actions. For a detailed discussion of the Company’s capital ratios, see Note 21, “Regulatory Matters,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Prompt Corrective Action (PCA). Each federal banking agency (including the Federal Reserve) is required to implement a system of prompt corrective action for depository institutions it regulates, and the federal banking agencies have adopted substantially similar regulations to implement this mandate. Under current regulations, a bank is:
(1) “well capitalized” if it has total risk-based capital of 10% or more, has a Tier 1 risk-based ratio of 8% or more, has a common equity Tier 1 capital ratio of 6.5%, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure;
(2) “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 6% or more, a common equity Tier 1 capital ratio of 4.5% and a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized”;
(3) “undercapitalized” if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 6%, a common equity Tier 1 capital ratio that is less than 4.5% or a Tier 1 leverage capital ratio that is less than 4%;

(4) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, a common equity Tier 1 capital ratio of less than 3% or a Tier 1 leverage capital ratio that is less than 3%; and
(5) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.
A bank’s capital classification affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank. In addition, federal banking regulators must take various mandatory supervisory actions, and may take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. For example, undercapitalized depository institutions are subject to growth limitations and restrictions on borrowing from the Federal Reserve System and are required to submit capital restoration plans. An undercapitalized institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under a capital restoration plan accepted by the applicable federal regulatory authority. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Generally, banking regulators must appoint a receiver or conservator for an institution that is critically undercapitalized.
Section 38 of the FDIA and related regulations also specify circumstances under which the Federal Reserve may reclassify a well-capitalized bank as adequately capitalized and may require an adequately capitalized bank or an undercapitalized bank to comply with supervisory actions as if it were in the next lower category (except that the Federal Reserve may not reclassify a significantly undercapitalized bank as critically undercapitalized).
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
Interchange Fees. Section 1075 of the Dodd‑Frank Act (often referred to as the “Durbin Amendment”) and the Federal Reserve’s Regulation II establish standards for debit card interchange fees and related routing and exclusivity requirements for covered issuers. Regulation II is enforced by an institution’s federal functional regulator, and the Federal Reserve is responsible for enforcement with respect to state member banks. Regulation II and related standards have been the subject of ongoing legal and regulatory developments, which could affect debit card interchange fee standards and related requirements.
Activities and Investments of Insured State-Chartered Banks. FDIC‑insured state‑chartered banks are limited to engaging, as principal, in activities and investments that are permissible for national banks, unless the FDIC has determined that a particular activity would pose no significant risk to the DIF and the bank satisfies applicable capital requirements. In addition, because the Bank is a member of the Federal Reserve System, it is subject to the Federal Reserve’s authority to supervise, regulate and examine its activities and to impose conditions of membership. The Federal Reserve may limit, condition or prohibit activities that are otherwise authorized under state law or permitted by the FDIC if such activities are determined to be inconsistent with applicable federal law, supervisory expectations or safety‑and‑soundness standards.
Accordingly, the Bank’s ability to engage in activities or investments that are not permissible for national banks generally depends on obtaining any required FDIC approvals and satisfying applicable Federal Reserve requirements. These limitations and approval processes may restrict the Bank’s ability to pursue certain business strategies, introduce new products or services, or expand existing activities, and may increase regulatory compliance costs or result in delays.
Safety and Soundness. The Federal Reserve has adopted safety‑and‑soundness standards applicable to state member banks that address, among other things, capital adequacy, asset quality, management practices, earnings, liquidity and sensitivity to market risk, as well as internal controls, information systems, corporate governance, compensation practices and enterprise‑wide risk management. These standards are reflected in statutes, regulations, supervisory guidance and examination frameworks used by the Federal Reserve in assessing a bank’s overall condition and risk profile.
If the Bank fails to meet applicable safety‑and‑soundness standards or is determined to be engaging in unsafe or unsound practices, the Federal Reserve may require the Bank to take corrective actions, including submitting and implementing capital restoration or other remedial plans, strengthening risk management or internal controls, limiting or suspending certain activities, restricting growth, dividend payments or executive compensation, or increasing supervisory oversight. In more serious circumstances, the Federal Reserve and other banking regulators may impose formal enforcement actions, such as written agreements, cease‑and‑desist orders, civil money penalties or other sanctions
100/300 Test. Federal banking regulators use certain criteria to identify financial institutions that are potentially exposed to significant commercial real estate (“CRE”) concentration risk. Among other things, an institution will be deemed to potentially have significant CRE concentration risk exposure if, based on its call report, either (1) total loans classified as acquisition, development and construction (“ADC”) loans represent 100% or more of the institution’s total capital or (2) total CRE loans, which consists of ADC and non-owner occupied CRE loans as defined in regulatory guidance, represent 300% or more the institution’s total capital, where the balance of the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months. The foregoing criteria are commonly referred to as the 100/300 Test. As of December 31, 2025, our ADC loans represented 66% of our total bank level capital, and our total CRE loans represented 283% of our Bank level capital.
Consumer Protection. We are subject to a broad array of federal and state laws designed to ensure that we offer our products and services in a non-discriminatory manner and to protect consumers in connection with our lending and deposit-taking activities. These statutes include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, and, in some cases, their respective state law counterparts. Under these laws, the CFPB has broad regulatory, supervisory and enforcement authority over the consumer financial products and services we offer. Among other things, the CFPB is responsible for enforcing the Dodd-Frank Act’s prohibition on unfair, deceptive, or abusive acts or practices.
With respect to mortgage lending, the CFPB has issued regulations governing the ability to repay, qualified mortgages, mortgage servicing, appraisals and compensation of mortgage lenders. These regulations limit the type of mortgage products that the Bank can offer as well as our ability to enforce delinquent mortgage loans. Federal banking agencies and the CFPB adopted interagency quality control standards for the use of automated valuation models (“AVMs”) in certain mortgage‑related valuations, which became effective on October 1, 2025.
The CFPB has also issued rules integrating the required disclosures under the Truth in Lending Act, the Truth in Savings Act and the Real Estate Settlement Procedures Act. In addition, the CFPB has issued and amended rules implementing Section 1071 of the Dodd‑Frank Act relating to the collection and reporting of certain small business lending data, including extensions of compliance dates; these requirements have been, and may continue to be, affected by rulemaking and litigation.
Community Reinvestment Act. The Bank is subject to the Community Reinvestment Act (the “CRA”), under which the Bank’s record in meeting the credit needs of its entire community, including low- and moderate-income neighborhoods, is periodically assessed. This assessment is taken into account when evaluating any application we submit for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution. Under the CRA, institutions are assigned a rating of “Outstanding,” “Satisfactory,” “Needs to improve,” or “Unsatisfactory.” The Bank received an overall “Satisfactory” rating by the FDIC in its most recent CRA assessment.
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
The Volcker Rule. Federal banking regulators, including the Federal Reserve, and the SEC each adopted a rule, commonly referred to as the “Volcker Rule,” implementing Section 619 of the Dodd-Frank Act. The Volcker rule generally prohibits a bank and its affiliates from engaging in proprietary trading and from acquiring or retaining ownership interests in, sponsoring, or having relationships with certain “covered funds,” including certain hedge funds and private equity funds. The Volcker Rule does not impact any of our current activities, but it does limit the scope of permissible activities in which we might engage in the future.
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
Human Capital Resources
The Company’s employees are the key to its success and represent our greatest asset. The Company’s strategic approach to human capital includes (1) attracting, developing and retaining a diverse and talented workforce, (2) providing opportunities for learning, development and advancement within the Company, (3) offering a competitive suite of compensation and benefits, (4) investing in the financial health of our employees, and (5) obtaining employee feedback. As of December 31, 2025, we employed more than 3,000 people throughout all of our segments on a full-time equivalent basis, having added approximately 1,000 employees as a result of our merger with The First. At December 31, 2025, 13 employees of the Bank served as officers of the Company in addition to their positions with the Bank.
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
In addition to professional development, the Company provides bank-paid and voluntary benefits to eligible employees. Several of the benefits include wellness benefits to encourage healthier lifestyles and promote self-care. In addition to health, dental and vision benefits, the Company provides paid parental leave for the birth, adoption or placement of a child through foster care. We also pay employees for community service work (subject to a cap on the number of paid hours) and have an employee assistance program, which is a Bank-paid benefit available to all employees and immediate family members for mental health, behavioral, stress management, and other personal care needs.
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
Risks Related to Our Industry
We are subject to lending risk.
There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the United States. Increases in interest rates on loans and/or weakening economic conditions could adversely impact not only the ability of borrowers to repay outstanding loans but also the value of any collateral securing these loans.
As of December 31, 2025, approximately 75.10% of our loan portfolio consisted of C&I, construction and commercial real estate loans. These types of loans are generally viewed as having more risk to our financial condition than other types of loans due primarily to the large amounts loaned to individual borrowers. Because the loan portfolio contains a significant number of C&I, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
Our allowance for credit losses may be insufficient, and we may be required to further increase our provision for credit losses.
Although we try to avoid concentrations within our loan portfolio to minimize the effect of economic conditions within a particular industry, management also maintains an allowance for credit losses, which is a reserve established through a provision for credit losses on loans charged to expense, to absorb credit losses inherent in the entire loan portfolio. The credit loss estimation process involves procedures to appropriately consider the unique characteristics of the Company’s loan portfolio segments, and the results of those evaluations are utilized in the Company’s estimation of expected credit losses. Credit quality monitoring procedures and indicators can include an assessment of problem loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories and other factors, including the Company’s risk rating system, regulatory guidance and economic conditions, such as the unemployment rate and GDP growth, as well as trends in the market values of underlying collateral securing loans. This assessment is based on input from management, loan review staff, credit administration and other sources. This evaluation is complex and inherently subjective, as it requires estimates by management that are inherently uncertain and therefore susceptible to significant revision as more information becomes available. In addition, our credit quality monitoring procedures may fail to detect credit risk issues within the loan portfolio if important factors contributing to credit risk are not identified by management or given sufficient weight. There may be significant changes in the allowance and provision for credit losses in future periods as the estimates used by management, and assumptions underlying such estimates, are supplemented and adjusted in light of then-prevailing factors and forecasts.

Any deterioration of current and future economic conditions could cause us to experience higher than normal delinquencies and credit losses. As a result, we may be required to make further increases in our provision for credit losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.
In addition, our federal and state banking regulators periodically review the allowance for credit losses and may require an increase in the provision for credit losses, downgrades of loan ratings or even the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the provision for credit losses for such period, we may incur additional provision expense to maintain the allowance for credit losses at its current levels or to increase the allowance for credit losses above its current levels, if management determines that credit trends warrant greater reserves. Any increase in our provision for credit losses will result in a decrease in net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations. A discussion of the policies and procedures related to management’s process for determining the appropriate level of the allowance for credit losses is set forth under the headings “Critical Accounting Policies and Estimates” and “Risk Management – Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.
We are subject to interest rate risk.
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest earned on assets, such as loans and securities, and the cost of interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy by the Federal Reserve, including changes in interest rates, influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes may also affect (1) our ability to originate loans and generate deposits or access other sources of liquidity, which could reduce the amount of fee income generated, and (2) the fair value of our financial assets and liabilities. Any substantial unexpected or prolonged change in interest rates could have a material adverse effect on our businesses, financial conditions and results of operations.
Our financial results are constantly exposed to market risk.
Market risk refers to the probability of variations in net interest income or the fair value of our assets and liabilities due to changes in interest rates, among other things. The primary source of market risk to us is the impact of changes in interest rates on net interest income. We are subject to market risk because of the following factors:

—	Assets and liabilities mature or reprice at different times. For example, if assets reprice more slowly than liabilities and interest rates are generally rising, earnings may decline.
—	Assets and liabilities reprice at the same time but by different amounts. For example, when interest rates are generally rising, we may increase rates charged on loans by an amount that is less than the general increase in market interest rates because of intense pricing competition, while similarly intense pricing competition for deposits dictates that we raise our deposit rates in line with the general increase in market rates. Also, risk occurs when assets and liabilities have similar repricing frequencies but are tied to different market interest rate indices that may not move in tandem.
—	Short-term and long-term market interest rates change by different amounts, and the shape of the yield curve may affect new loan yields and funding costs differently.
—	The remaining maturity of various assets and liabilities shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in our securities portfolio may prepay significantly earlier than anticipated, which could reduce portfolio income. If prepayment rates on our loans increase, we would be required to amortize net premiums into income over a shorter period of time, thereby reducing the corresponding asset yield and net interest income.
—	Interest rates have an indirect impact on loan demand, credit losses, loan origination volume, the value of financial assets and financial liabilities, gains and losses on sales of securities and loans, the value of mortgage servicing rights and other sources of earnings.
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
Inflation risk is the risk that the value of assets or income from investments will be less in the future as inflation decreases the value of money. As noted above, over the course of 2022 and 2023 the Federal Reserve raised interest rates in an effort to fight inflationary conditions. Although the rate of inflation has declined in the ensuing years, it remains elevated above the Federal Reserve’s goal of inflation averaging 2% over time. While this elevated level of inflation persists, the value of our investment securities, particularly those with longer maturities, decreases, although this effect can be less pronounced for floating rate instruments. Additionally, inflation increases the cost of goods and services we use in our daily operations which increases our noninterest expense. Furthermore, our customers are impacted by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on the deposits they maintain with us or their ability to repay their loans from us.
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
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have substantially greater resources than we have, including higher total assets and capitalization, greater access to capital markets and a broader offering of financial services. Such competitors primarily include national, regional and community banks within the various markets in which we operate. We also face competition from other types of financial institutions (including savings and loans and credit unions), finance companies, brokerage firms, insurance companies, factoring companies, fintech companies and other financial intermediaries. Many of these competitors have fewer regulatory constraints and may have lower cost structures than the Company.
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
•consolidation in the banking industry;
•the impact of legislative, regulatory and technological changes and our ability to timely leverage the benefits or mitigate the risks resulting from such changes;
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
As a publicly-traded bank holding company and a state member bank with assets in excess of $10 billion, we and the Bank are subject to extensive federal and state regulation and supervision, and we are committed to maintaining high standards of legal and regulatory compliance. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, while consumer protection statutes are primarily focused on the fair treatment and protection of the users of our lending and deposit services. The federal securities laws and regulations that we are subject to are designed to protect the investing public and the integrity and efficiency of the securities markets. These regulations affect our corporate governance, dividend policy, capital structure, lending and deposit practices, investment practices, public disclosures and, ultimately, our financial performance and growth.
New regulations, as well as significant changes to existing regulations, relating to every facet of our operations have been proposed or may be proposed in the future. New laws and regulations, and changes to (or repeal of) existing laws, regulations or policies, as well as changes in interpretation, implementation or enforcement of the foregoing, could affect us and/or the Bank in substantial and unpredictable ways. Among other impacts, new or revised laws and regulations could limit the types of financial services and products we may offer or fees we may charge, require extensive new disclosures in our public filings, increase the ability of non-banks to offer competing financial services and products and/or otherwise result in continuing uncertainty regarding legal and regulatory compliance matters. Any of the foregoing may, in turn, necessitate that we hire additional employees, acquire or develop new software, implement new processes and procedures and otherwise incur substantial additional costs as part of our efforts to comply with our legal and regulatory obligations. In addition, these efforts may divert management time and attention from initiatives designed to grow the Company and the Bank and enhance our earnings and profitability.
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
A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before a loan is originated and before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.
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
Weak economic conditions can be characterized by, among other things, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and C&I loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on the businesses and operations of our customers and in turn on our business, financial condition, results of operations and growth prospects.
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
At December 31, 2025, approximately 84.64% of our loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower. Any adverse change in real estate values in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for credit losses to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.
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
In recent years, fraud risk has emerged as a significant risk for all financial institutions, including us. Deposit fraud (such as check forging, check kiting and wire fraud) and loan fraud continue to be major sources of fraud attempts and actual loss. Fraud directed against our employees, vendors and customers – generally using deception to initiate unauthorized funds transfers – has emerged as another major source of fraud loss. The methods used by illicit actors to perpetrate fraud, and our efforts to combat it, constantly evolve as technology advances. In addition to cybersecurity risk (discussed below), emerging technologies, including rapid developments in the capabilities and applications of AI, have made it easier for illicit actors to obtain and use customer personal information, mimic communications to or from customers, mimic signatures, and create false, or “synthetic,” instructions, documents and media that appear genuine.
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
The Company, our vendors (inclusive of vendors to our vendors) and our customers rely heavily on communications and information security systems to securely and reliably process, record, transmit and monitor confidential and other information through our and their computer systems and networks. Our operational systems, including, among other things, deposit and loan servicing, online and mobile banking, wealth management, accounting and data processing, could be materially adversely impacted by a failure, interruption or breach in the security or integrity of any of these systems, including systems under the control of vendors. As a financial institution, the Company is subject to ongoing threats to its systems, software, networks and other technology that originate from various sources, including our employees, cyber-criminals, hacktivists, groups linked to terrorist organizations or hostile countries, and third parties aiming to disrupt financial institutions more generally. Information security threats include computer hacking involving the introduction of computer viruses or malicious code known as “malware” into the Company’s systems, cyber-attacks, identity theft, electronic fraudulent activity and attempted theft of financial assets. These threats, which are designed to obtain unauthorized access to confidential information belonging to the Company or its customers, manipulate or destroy data or systems, disrupt service on the Company’s systems, or steal money through the use of “ransomware” or unauthorized funds transfers, are increasing in frequency and sophistication and are often facilitated by AI tools. In addition, our systems are threatened by unpredictable events such as terrorist attacks, power outages or tornadoes or other natural disasters. The Company may not be able to effectively implement, develop and manage critical systems and information technology infrastructure to facilitate strategic business initiatives, which could impair our ability to achieve financial, operational, compliance and strategic objectives and negatively affect our business, financial condition or results of operations.
We have invested a significant amount of time and expense in security infrastructure investments and the development of policies and procedures governing our operations as well as in employee training and the monitoring of our vendors, in our efforts to preserve the security, integrity and continuity of our operations from the aforementioned threats. As described in the next paragraph, however, we have experienced security incidents and cyber-attacks, although none have materially impacted the Company. Importantly, though, due to the difficulty in anticipating, detecting and recognizing threats to the Company’s systems, coupled with the fact that we do not have control over the information security systems of customers, vendors and third parties, we can provide no assurances that our systems, or our vendor’s or customer’s systems, will not experience in the future any material failures, interruptions or security breaches of our communications and information securities systems or that, if any such failures, interruptions or breaches occur, they will be addressed in a timely and adequate manner. A successful penetration or circumvention of our security systems or other significant disruption of our information systems or those of customers, vendors or other third parties, including as a result of cyber-attacks, could (i) significantly and adversely impact our operations or those of our customers by disrupting our networks and systems; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information and the use of such information to process fraudulent transactions; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting the Company to additional regulatory scrutiny and exposure to civil litigation, criminal penalties, governmental fines or sanctions or financial liability; (iv) require significant management attention and resources to respond, remediate or remedy the damages that result; and/or (v) harm the reputation of or cause a loss of confidence in, the Company, in turn resulting in a decrease in the number of customers that choose to do business with the Company. Further, the extent of a particular failure, interruption or security breach of our communications and information securities systems, and the steps that the Company may need to take to investigate and remedy the matter, may not be immediately clear, and it may take a significant amount of time before such an investigation or determination, judicial or otherwise, can be completed. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or profitability. This in turn could result in financial losses to us or our customers, lasting damage to our reputation, the violation of privacy or other laws and significant litigation risk, all of which could have a material adverse effect on our financial condition and results of operations.
The Company has experienced security incidents and cyber-attacks in the past, although to date none of these attacks has materially impacted the Company. For example, beginning in May 2023, the Company began receiving notices from a number of its vendors regarding data breaches related to the MOVEit Transfer software suffered by the vendor or a vendor to such vendor (the Company itself did not use the software). The data breaches experienced by these vendors involved the names, account numbers, Social Security numbers and other nonpublic personal information of a relatively small number of our customers. For each incident, the Company caused notices of the data breach to be delivered to impacted clients and notified federal and state regulatory authorities about the incident. The relevant vendors also offered complementary credit monitoring services to consumer customers. The Company has also heightened its monitoring of the vendors’ efforts to strengthen their information security infrastructure and prevent any further unauthorized access to its systems. Nonetheless, it is inevitable that additional attacks will occur in the future, which may result in security breaches. Future security breaches could result in serious and harmful consequences for the Company or its clients and customers.
The Company’s development and use of artificial intelligence, including generative and agentic artificial intelligence and machine learning, presents risks and challenges that may materially and adversely impact the Company’s business.
The banking industry is subject to rapid and significant technological change. To effectively compete in this environment, the Company and its vendors, clients and counterparties have begun to incorporate AI technologies into certain business processes, services, and products. There are significant risks involved in deploying AI technologies, and no assurance can be provided that our use of AI will produce the intended results, or that the use of AI by our vendors will improve the quality of the products or services they deliver. Additionally, because the Company relies on AI models developed by third parties, we are dependent in part on the manner in which those third parties develop and train their models. Risk can result from poorly designed models or the use of faulty data, inadequate model testing or validation, narrow or limited human oversight, inadequate planning or due diligence, inappropriate or controversial data practices by developers or end-users, and other factors adversely affecting public opinion of AI and the acceptance of AI solutions. Furthermore, given the rapid pace of adoption of AI tools by vendors and service providers, we may not be aware of the use of AI solutions prior to such tools being introduced into our business environment. Any of these risks could expose the Company to liability or material and adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of our business or the effectiveness of our security measures.
The inherent shortcomings of current AI technologies can lead to concerns around safety and soundness, fair access to financial services, fair treatment of consumers and compliance with applicable laws and regulations. AI models, particularly generative AI models, sometimes produce outputs or take action that is incorrect, reflects biases included in the data sets on which they are trained, results in the release of private, confidential, or proprietary information, infringes on the intellectual property rights of others, or is otherwise harmful. In addition, the novelty and complexity of many AI models makes it difficult to understand why they generate particular outputs. This limited transparency creates challenges when assessing the proper operation of AI models, understanding and monitoring the capabilities of AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or an explanation of the basis on which decisions are made. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, and includes regulatory schemes specifically targeting AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. We may not anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings if the legal frameworks are inconsistent across jurisdictions. Moreover, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI, and the increase in the Company’s costs to address such risks, which may be material.
Our risk management framework may not be effective in mitigating risk and loss to us.
We are subject to numerous risks, including lending risk, interest rate risk, liquidity risk, market risk, operational risk, information security risk and model risk, among other risks encountered in the ordinary course of our operations. We have implemented processes and procedures designed to identify, measure, monitor and mitigate these risks. However, all risk management frameworks are inherently limited, for a number of reasons. First, we may not have identified all material risks affecting our operations. Next, our current procedures may not anticipate future development of currently unanticipated or unknown risks. Also, we may have underestimated the impact of known risks or overestimated the effectiveness of the policies and procedures we have implemented to mitigate these risks. Increases in the scope and complexity of our operations and our reliance on vendors, among other things, have increased the level of risk that we must manage. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.
We recently identified a material weakness in our internal control over financial reporting, which could impact the Company’s ability to report its results of operations and financial condition accurately and in a timely manner.
Section 404 of the Sarbanes-Oxley Act of 2002, as amended, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting, which must be attested to by our independent registered public accounting firm. As of December 31, 2025, we identified a material weakness in the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was not effective due to this material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.
The material weakness that we identified in the Company’s internal control over financial reporting related to the manual journal entry process impacting the Company’s general ledger accounts. We determined that, for a subset of journal entries that are manually entered into the Company’s general ledger, we failed to maintain effective segregation of duties. With respect to this subset of manual journal entries, it was possible for an individual to record an entry into our general ledger without prior approval. This material weakness did not result in any material misstatements to our consolidated financial statements and does not require any changes to previously filed financial statements, and we have concluded that our financial statements and other financial information included in this report and other periodic filings present fairly, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in accordance with GAAP.
Management’s report on internal controls over financial reporting and our plan for remediation of the identified material weakness is contained in Item 9A, Controls and Procedures, of this report. Until the remediation plan is fully implemented, tested and deemed effective, we cannot provide assurance that our actions will adequately remediate the material weakness in the near term or at all, or that we will be able to identify and remediate any additional control deficiency, including any material weakness, that may arise in the future. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability and timeliness of our financial statements, result in harm to our reputation, require us to incur additional compliance costs, and have other consequences that could materially and adversely affect our business and our stock price.

Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We have grown our business through the acquisition of entire financial institutions (most recently, our acquisition of The First on April 1, 2025) and non-bank commercial finance companies and through de novo branching. We intend to continue pursuing this growth strategy for the foreseeable future. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:
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
The success of our acquisitions, including our acquisition of The First, depends on, among other things, our ability to realize anticipated cost savings and integrate the acquired assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, we make fair value estimates of certain assets and liabilities in recording each acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the particular acquisition.
We cannot assure investors that our acquisitions will have positive results, including results relating to: correctly assessing the asset quality of the assets acquired; the total cost of integration (“integration” encompassing not just systems conversion but also the combination of the customers, employees, processes and procedures of the acquired entity into our own), including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in the transaction; retaining the existing client relationships; or the overall performance of the combined business.
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
In connection with the merger with The First, we assumed all of The First’s liabilities by operation of law. There may be liabilities that we failed or were unable to discover in the course of performing due diligence investigations into The First, or we may not have correctly assessed the significance of certain liabilities of The First identified in the course of our due diligence. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
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
Shares of our common stock eligible for future sale, including those that may be issued in any other private or public offering of our common stock for cash or as incentives under equity incentive plans, could have a dilutive effect on the market for our common stock and could adversely affect market prices. As of February 20, 2026, there were 250,000,000 shares of our common stock authorized, of which 94,142,307 shares were outstanding.

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
•The principle of least privilege: Access approval for the Company’s employees is coordinated between an employee’s manager, the Company’s human resources department and the information systems administrator. The goal is to give an employee access rights to our data, applications and other information resources only to the extent necessary for the employee to perform the functions of the particular job. Any change in employment responsibilities that requires access changes is implemented using the same access approval procedures. Finally, all remote access into the Company’s networks must be approved by the Chief Information Security Officer (whom we refer to as the “CISO”).
•Vulnerability and patch management: The Company’s vulnerability management program includes internal and external scanning using third-party tools and services. Software patches are deployed based on criticality of vulnerability. Further, we track our performance in implementing patches, and if implementation timing falls below performance expectations, management takes steps to identify and remediate the root causes of implementation delays.
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
•Employee training: Information security is an integral component of our employee training program. Training includes efforts to maintain security awareness among employees at all times by means of required company-wide communications of cybersecurity risks or incidents affecting third parties, internal testing and similar efforts.
The information security program applies to all of the Company’s business lines and employees as well as to vendors and other third parties with access to the Company’s information systems or its confidential and proprietary information. Whenever we consider a new product or service to offer to our clients, a new means of offering or providing an existing product or service, or a new back-office process or procedure (each of which may involve the incorporation of AI technologies), the implications to the Company’s information security are required to be considered. The discussion below under the “Governance and Oversight” heading provides more details about how our efforts to address cybersecurity risks are incorporated into the Company’s overall enterprise risk management program.
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
Strategy and Testing. As mentioned above, the Company employs a layered, defense-in-depth approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools to monitor, block and provide alerts regarding suspicious activity and to report on any suspected threats. These controls include appropriate access controls based on least privilege, multifactor authentication for remote and privilege access, and encryption to protect data. The information security program is designed to comply with applicable laws and regulations and is driven by industry standards for financial institutions, including guidance promulgated by the National Institute of Standards and Technology (“NIST”). We work closely with government and industry associations to stay abreast of developments and share best practices with respect to cybersecurity. The following paragraphs describe how we test, or otherwise obtain feedback about, the Company’s cybersecurity and other information security. The feedback we develop through testing and assessment, in addition to information about cybersecurity threats or incidents impacting other entities, is incorporated into the Company’s information security program to enhance our cybersecurity; in certain circumstances a new or emerging cybersecurity threat may require modifications to how we conduct business.
The Company’s information security team utilizes the NIST Cybersecurity Framework to perform an annual maturity assessment of our information security program. The assessment provides a repeatable and measurable process for institutions to measure their cybersecurity preparedness over time. The assessment incorporates cybersecurity-related principles , including the Federal Financial Institutions Examination Council’s Information Technology Examination Handbook and regulatory guidance, and concepts from other industry standards.
We also retain third parties to test the effectiveness of our cybersecurity efforts. Annually, we obtain independent third party assessments of the information security program, including program maturity and overall control effectiveness. In addition, multiple times over the course of each year we engage third party security firms to conduct both external and internal penetration tests. The goal of these assessments is to discover vulnerabilities in the Company’s in-scope corporate networks. When testing reveals potential vulnerabilities in the Company’s security, management works to develop appropriate mitigation plans to resolve any outstanding issues; we also consider other recommendations to enhance our cybersecurity that these security firms may offer, implementing those that management concludes are appropriate within the context of the Company’s information security program and processes.
In addition to assessments and testing by third party security firms, our information security program and infrastructure is subject to continuous supervision by the Federal Reserve and the DBCF, including an annual in-depth examination by subject-matter experts from the Federal Reserve and DBCF. The laws and regulations that these regulators administer impose very high expectations on the Company with respect to its information security policies, procedures, processes and controls. In particular, the Interagency Guidelines Establishing Information Security Standards (the “Guidelines”) require us to implement a comprehensive written information security program that includes administrative, technical and physical safeguards designed to (1) ensure the security and confidentiality of customer information; (2) protect against any anticipated threats or hazards to the security or integrity of such information; (3) protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer; and (4) ensure the proper disposal of customer information and consumer information. We also must comply with the information sharing requirements and restrictions enacted pursuant to the GLBA. The regulators’ continuous supervision of the Company is designed to ensure, among other things, that our information security program meets all the standards set forth in the Guidelines and that we operate in compliance with the GLBA and all other applicable information security laws and regulations. Finally, in addition to external scrutiny, our internal audit department reviews our compliance with the Guidelines, the GLBA and other laws and regulations, including those related to information security. If any of these examinations identify deficiencies or areas for improvement, the Company’s information security team works with management to act as promptly as reasonably possible to address the action item resulting from any such examination or review.
Diligence of Vendors and Other Third Parties. As noted above, the Company’s information security program applies to our vendors and other third parties (referred to collectively as “vendors”) with access to our information systems and networks and/

or confidential and proprietary information. Before we grant access to the Company’s systems or a vendor otherwise obtains access to the Company’s confidential and proprietary information, our information security team assesses the vendor’s information security program (including its diligence with respect to the information security of vendors to such vendor). We review the vendor’s information security policy (to the extent the third party is willing to provide a copy of such policy), information security audits, service organization reports and similar information as well as examination reports of the vendor if available from the banking regulators or other governmental entities; the team also investigates the background, reputation and history of prior cybersecurity incidents of such vendor or other third party. If the information security team is not satisfied that the vendor’s information security infrastructure is adequate to reasonably protect the Company’s systems and confidential and proprietary information from unauthorized access, and there are no suitable solutions to address the information security team’s concerns, then we will not engage such vendor.
The vendors we retain are also categorized by the level of risk that the vendor presents to us, of which information security risk is a component. The information security team works with our risk management services team to complete annual reviews of those vendors in the “Critical” or “Significant” categories and periodically reviews other vendors. This review includes obtaining updated information security audits and service organization reports, where available, mapping end user controls considerations to the Company’s existing internal control framework, and otherwise analyzing whether the vendor’s cybersecurity risk profile has materially changed.
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
Incident Response. For those situations where a cybersecurity threat or incident arises, whether internal to the Company or relating to one of its vendors, we have also organized an incident response team. The incident response team includes representatives from the information technology, operations, risk management, legal (including securities law counsel), privacy and finance departments, among others. In addition to meeting quarterly, the incident response team (or a subset of the team) gathers whenever there is a potential or actual breach of the Company’s information security (whether involving an external actor or an internal party) to determine the nature and extent of the situation and, if appropriate, the steps to take in response thereto to protect the Company’s information security and mitigate any harm that has already occurred. The team is also responsible for ensuring the Company complies with legal and regulatory requirements (including notifying affected customers and regulators and making any filings required by the securities laws). The activities of our incident response team are reported to the Board’s Enterprise Risk Management Committee.
The Company also maintains a cyber insurance policy that provides cyber liability coverage.
Employee Training and Security Awareness. All employees are required to complete an annual security awareness training program. Courses within the training program include general cybersecurity best practices as well as a course specifically related to social engineering, email and social media security. The Company also conducts routine internally-focused exercises to help raise employee awareness of the risks associated with cybersecurity. For example, over the course of 2025, employees received at least one email per quarter designed to test employees’ ability to identify and avoid potential “phishing” emails, and those employees that fail this phishing test are assigned additional training. In addition, annually the Company’s incident response team engages in a cyber attack tabletop exercise designed by the Financial Services Information Sharing and Analysis Center that helps to train the incident response team in overcoming a simulated attack against Renasant’s payment systems and processes.
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
Finally, as a means to ensure that our senior executive management has an integrated understanding of the cybersecurity and other risks facing the Company at any particular time, we have organized a management Enterprise Risk and Compliance Committee (the “ERCC”). Our Chief Risk Officer leads this committee, whose membership includes our Chief Executive Officer and the leaders of our major business lines and back-office functions. Among other things, the ERCC reviews the Company’s cybersecurity and other risk metrics and the direction in which each risk is trending (increasing risk or decreasing risk), both in isolation and in the context of other existing and emerging risks facing the company, and the status of related risk mitigation. We believe that this committee helps management better focus its efforts on minimizing cybersecurity risk and that it assists in more focused reporting of cybersecurity risks to the Board of Directors.
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
The ERM Committee incorporates the assessment, monitoring and mitigation of cybersecurity risk into its monitoring of the Company’s broader enterprise risk management function. The Company tracks numerous risk metrics relating to cybersecurity, and at each meeting of the ERM Committee, the Chief Risk Officer reports on the status within established tolerances of each risk metric as well as the assessment of the metric’s trend of increasing or decreasing risk. These metric reports give the ERM Committee a broad view of the aggregate cybersecurity risk that the Company faces at any particular time, insight into any particular areas of risk as well as an opportunity for the ERM Committee to discuss with management the steps taken or to be taken to address risks that are out of tolerance or trending in that direction. In addition to this report, the CISO’s report to the Technology Committee described above is included in the materials for ERM Committee meetings. The chair of the Technology Committee is a member of the ERM Committee, enabling the chair to convey to the ERM Committee details of the discussions with respect to the CISO’s report as well as other matters related to our technological infrastructure and the impact thereof on matters within the ERM Committee’s focus. Finally, the CISO attends ERM Committee meetings, providing additional detail, and answering committee members’ questions, about the CISO’s report.
ITEM 2. PROPERTIES
The principal executive offices of the Company are located at 209 Troy Street, Tupelo, Mississippi. Various departments occupy each floor of the five-story building.
As of December 31, 2025, Renasant operated 246 full-service branches, 13 limited-service branches, 255 ATMs and 63 Interactive Teller Machines (ITMs). Our Community Banks and Wealth Management segments operate out of all of these branches.

The Bank also operates 11 locations used exclusively for mortgage banking and seven locations used exclusively for loan production. The Wealth Management segment operates two locations used exclusively for investment services.
Republic Business Credit, a wholly-owned subsidiary of the Bank, operates four stand-alone offices in California, Illinois, Louisiana and Texas.
We own or lease our facilities and believe all of our properties are in good condition to meet our business needs. None of our properties are subject to any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company, the Bank, or any of its subsidiaries are a party or to which any of their property is subject, and no such legal proceedings were terminated in the fourth quarter of 2025.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
The Company’s common stock trades on The New York Stock Exchange under the ticker symbol “RNST.” On February 20, 2026, the Company had approximately 5,179 shareholders of record, and the closing sales price of the Company’s common stock was $40.49.
Please refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans	Maximum Number or Approximate Dollar Value of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)(3)
October 1, 2025 to October 31, 2025	249	$34.72	—	$150,000
November 1, 2025 to November 30, 2025	390,000	34.29	388,940	136,807
December 1, 2025 to December 31, 2025	1,341	35.47	—	136,807
Total	391,590	$34.29	388,940
(1)All share amounts in this column not purchased as part of a publicly-announced share repurchase plan (as detailed in footnote (2) below are shares of Renasant Corporation common stock withheld to satisfy the federal and state tax liabilities related to the vesting of time-based restricted stock awards.
(2)The Company announced a $150.0 million stock repurchase program in October 2025 under which the Company was authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions, which replaced the Company’s $100.0 million stock repurchase program that expired October 2025. During the fourth quarter of 2025, the Company repurchased 388,940 shares under the program. The program will remain in effect for one year or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased.
(3)Dollars in thousands.
Unregistered Sales of Equity Securities
The Company did not sell any unregistered equity securities during 2025.

Stock Performance Graph
The following performance graph, obtained from S&P Global Market Intelligence, compares the performance of our common stock to the NYSE Composite Index and to the S&P U.S. BMI Banks - Southeast Region Index, which is a peer group of regional bank holding companies (including the Company), for the measurement period. The performance graph assumes that the value of the investment in our common stock, the NYSE Composite Index and the S&P U.S. BMI Banks - Southeast Region Index was $100 at January 1, 2020, and that all dividends were reinvested.

Total Return Performance
200
150
100
50
Index Value
2020
2021
2022
2023
2024
2025
Period Ending
Renasant Corporation
NYSE Composite Index
S&P U.S. BMI Banks - Southeast Region Index

	Period Ending December 31,
	2020	2021	2022	2023	2024	2025
Renasant Corporation	$100.00	$115.28	$117.25	$108.22	$118.09	$119.25
NYSE Composite Index	100.00	120.68	109.39	124.46	144.12	169.62
S&P U.S. BMI Banks - Southeast Region Index	100.00	142.83	116.18	119.85	155.47	187.40
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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Thousands, Except Share Data)
The following discussion and analysis of our financial condition as of December 31, 2025 and 2024 and results of operations for each of the years then ended should be read together with the cautionary language regarding forward-looking statements at the beginning of this Annual Report on Form 10-K and the consolidated financial statements and related notes included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025, which provides a discussion of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K.
Performance Overview
Net income was $181,272 for 2025 compared to $195,457 for 2024. Basic and diluted earnings per share (“EPS”) were $2.09 and $2.07, respectively, for 2025 compared to $3.29 and $3.27, respectively, for 2024. At December 31, 2025, total assets increased to $26,751,426 from $18,034,868 at December 31, 2024. The changes in our financial condition and results of operations from 2024 to 2025 were driven by a number of factors, the most prominent of which are highlighted below:

—
On April 1, 2025, the Company completed its merger with The First. As of the effective date of the merger, The First operated 116 locations throughout Louisiana, Mississippi, Alabama, Georgia and Florida, and had $7,572,811 in assets, $5,173,334 in loans and $6,449,393 in deposits, net of purchase accounting adjustments.

—	In October 2025, the Company redeemed $60,000 in subordinated notes assumed as part of the merger with The First.
—	The Company repurchased, at an average price of $34.29, 388,940 shares of its common stock in the fourth quarter of 2025 as part of its publicly-announced stock repurchase program.
—
Net interest income increased $291,773 to $803,969 for 2025 as compared to $512,196 for 2024. The increase from 2024 to 2025 was primarily due to the addition of The First’s loan portfolio and strong organic loan growth in 2025.

—
Net charge-offs as a percentage of average loans were 0.15% and 0.06% in 2025 and 2024, respectively. The Company recorded a provision for credit losses on loans of $107,457 in 2025 as compared to a provision for credit losses on loans of $9,273 in 2024. This increase is primarily due to the Day 1 provision recognized in the merger with The First and strong organic loan growth in 2025.

—
Noninterest income was $181,880 for 2025 compared to $203,660 for 2024. The decrease in noninterest income is primarily attributable to the elevated level of noninterest income in 2024 from the sale of Renasant Insurance, Inc. that resulted in a pre-tax gross gain on sale of $53,349, offset by fee and other noninterest income generated from the operations acquired in the merger with The First.

—
Noninterest expense was $651,660 and $461,618 for 2025 and 2024, respectively. The increase in noninterest expense is primarily attributable to the additional operations and merger and conversion-related expenses in connection with the Company’s merger with The First.

—
Loans held for investment, net of unearned income, were $19,047,039 at December 31, 2025 compared to $12,885,020 at December 31, 2024. The Company acquired $5,173,334 of loans from the merger with The First.

—	Deposits totaled $21,473,070 at December 31, 2025 compared to $14,572,612 at December 31, 2024. The Company assumed $6,449,393 of deposits from the merger with The First.

A historical look at key performance indicators is presented below.

	2025	2024	2023
Diluted EPS	$2.07	$3.27	$2.56
Adjusted Diluted EPS(1)	$3.06	$2.76	$3.15
Net Interest Margin	3.79%	3.34%	3.45%
Adjusted Net Interest Margin(1)	3.57%	3.31%	3.42%
Shareholders’ Equity to Assets	14.52%	14.85%	13.23%
Tangible Shareholders’ Equity to Tangible Assets(1)	9.26%	9.84%	7.87%
Return on Average Assets	0.74%	1.11%	0.84%
Adjusted Return on Average Assets(1)	1.10%	0.94%	1.03%
Return on Average Tangible Assets(1)	0.88%	1.20%	0.92%
Return on Average Shareholders’ Equity	5.14%	7.92%	6.50%
Return on Average Tangible Common Equity(1)	9.65%	13.63%	12.29%
Adjusted Return on Average Tangible Common Equity(1)	13.79%	11.55%	15.02%
Efficiency Ratio	65.00%	63.57%	68.33%
Adjusted Efficiency Ratio(1)	57.46%	66.30%	63.48%
(1) These performance indicators are non-GAAP financial measures. A reconciliation of these financial measures from GAAP to non-GAAP as well as an explanation of why the Company provides these non-GAAP financial measures can be found under the “Non-GAAP Financial Measures” heading at the end of this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Estimates
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
Allowance for Credit Losses on Loans
The allowance for credit losses and the related provision for credit losses is the accounting estimate most important to the presentation of our financial statements that involves considerable subjective judgment and evaluation by management. The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb such expected credit losses, as prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 326, “Financial Instruments - Credit Losses” (“ASC 326”; ASC 326 is also referred to herein as “CECL”). The discussion under the heading “Loans and the Allowance for Credit Losses” in Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report provides more information regarding the estimates and assumptions, and the uncertainties underlying such estimates and assumptions, involved in the calculation of the allowance for credit losses. Although we consider all reasonably-available information that we believe is relevant to making the assumptions that underlie the Company’s determination of the appropriate amount of the allowance for credit losses, if actual economic or other conditions ultimately differ substantially from the assumptions we used in making the evaluation, then future adjustments (positive or negative) to the allowance may be necessary, although it is difficult to quantify within any degree of precision the extent of the adjustment that may be necessary if actual conditions vary from our assumptions. Additionally, banking regulators periodically review our allowance for credit losses and may require us to recognize adjustments to the allowance based on their subjective judgment of information available to them at the time of their examination. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis.
For more information about our loan policies and procedures for addressing credit risk, as well as for a discussion of the changes in the allowance for credit losses in 2025 and 2024, please refer to the disclosures in this Item under the heading “Risk Management – Credit Risk and Allowance for Credit Losses for Loans and Unfunded Commitments.”

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
Additional details about loans acquired in connection with our acquisitions is set forth below under the heading “Risk Management – Credit Risk and Allowance for Credit Losses for Loans and Unfunded Commitments.”
Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at December 31, 2025 compared to December 31, 2024. Total assets were $26,751,426 at December 31, 2025 compared to $18,034,868 at December 31, 2024. The acquisition of The First increased total assets by $7,572,811 at April 1, 2025.
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

	2025		2024
	Balance	% of Portfolio	Balance	% of Portfolio
Obligations of states and political subdivisions	$552,209	15.38	$302,596	15.46
Mortgage-backed securities	2,642,946	73.60	1,472,918	75.26
Other debt securities	395,768	11.02	181,643	9.28
	$3,590,923	100.00%	$1,957,157	100.00%
Allowance for credit losses - held to maturity securities	(32)		(32)
Securities, net of allowance for credit losses	$3,590,891		$1,957,125
During 2025, the Company acquired $1,457,377 in investment securities in connection with its merger with The First. Investment securities purchased during 2025 totaled $1,201,061, which was funded partly by the sale and reinvestment of $686,485 of securities acquired in the merger, and the remainder by the reinvestment of cash flows from securities. Mortgage-backed securities and collateralized mortgage obligations (“CMOs”), in the aggregate, comprised the majority of such purchases. CMOs are included in the “Mortgage-backed securities” line item in the above table. The mortgage-backed securities and CMOs held in our investment portfolio are issued by government sponsored entities. Proceeds from the sale of securities in 2025 total $686,485, all of which reflects proceeds from the sale of a portion of the securities portfolio acquired in the acquisition of The First, which were sold at carrying value. During 2025, proceeds from maturities and calls of securities totaled $413,319, and such proceeds were primarily used to fund loan growth.
During 2024, we purchased $174,229 in investment securities, with mortgage-backed securities and CMOs, in the aggregate, comprising the majority of such purchases. Proceeds from the sale of securities in 2024 totaled $177,185, which the Company had the intent to sell as of December 31, 2023, and therefore recognized a non-credit related impairment loss of $19,352 in 2023 in addition to losses on sales of securities earlier in the year of $22,438. Proceeds from maturities and calls of securities during 2024 totaled $191,008, which were primarily reinvested in the securities portfolio or used to fund loan growth.

In 2022, the Company transferred, at fair value, $882,927 of securities from the available for sale portfolio to the held to maturity portfolio. The related net unrealized losses of $99,675 ($74,307 after tax) remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. At December 31, 2025, the net unrealized after tax losses remaining to be amortized in accumulated other comprehensive income (loss) was $40,435.
The allowance for credit losses on held to maturity securities is evaluated on a quarterly basis. Expected credit losses on debt securities classified as held to maturity are measured on a collective basis by major security type. The estimates of expected credit losses are based on historical default rates, investment grades, current conditions, and reasonable and supportable forecasts about the future. At December 31, 2025 and 2024, the allowance for credit losses on held to maturity securities was $32.
At December 31, 2025, unrealized losses of $96,559 were recorded on available for sale investment securities with a carrying value of $1,051,213. At December 31, 2024, unrealized losses of $138,608 were recorded on available for sale securities with a carrying value of $701,844. It is not more likely than not that the Company will be required to sell any security in the investment portfolio prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, more than 90% of available for sale securities have the explicit or implicit backing of the United States government or a guarantee from a government sponsored entity that has perceived credit risk the same as the United States government. Performance of these securities has been in line with broader market price performance, indicating to management that increases in market-based, risk free rates, and not credit-related factors, are the reason for the losses. For municipal and corporate securities, the Company considers historical experience with credit sensitive securities, current market conditions, the financial health of the issuer, current credit ratings, ratings changes and outlook, explicit and implicit guarantees, and/or insurance programs when determining the fair value of the contractual cash flows. Based on its review of these factors as of December 31, 2025 and 2024, the Company determined that all such losses resulted from factors not deemed credit related. As a result, no credit-related impairment was recognized in current earnings, and all unrealized losses for available for sale securities were recorded in Accumulated other comprehensive income (loss).
The following table sets forth the scheduled maturity distribution and weighted average yield based on the amortized cost of the debt securities in our investment portfolio as of December 31, 2025.

	Amortized Cost	Yield
Held to Maturity:
Obligations of states and political subdivisions
Maturing within one year	$215	6.05%
Maturing after one year through five years	9,734	0.90%
Maturing after five years through ten years	179,864	1.66%
Maturing after ten years	89,611	1.90%
Residential mortgage-backed securities not due at a single maturity date:
Agency mortgage backed securities	323,993	1.88%
Collateralized mortgage obligations	320,258	1.87%
Commercial mortgage-backed securities not due at a single maturity date:
Agency mortgage backed securities	16,938	1.80%
Collateralized mortgage obligations	42,079	1.75%
Other debt securities not due at a single maturity date:	47,413	2.70%
Available for Sale:
Obligations of states and political subdivisions
Maturing within one year or less	10,323	4.56%
Maturing after one year through five years	48,582	4.92%
Maturing after five years through ten years	101,856	4.36%
Maturing after ten years	105,792	5.29%
Other debt securities
Maturing within one year or less	—	—%
Maturing after one year through five years	23,643	5.73%
Maturing after five years through ten years	26,151	5.55%
Maturing after ten years	—	—%
Residential mortgage-backed securities not due at a single maturity date:
Agency mortgage backed securities	793,154	4.21%
Collateralized mortgage obligations	706,986	3.19%
Commercial mortgage-backed securities not due at a single maturity date:
Agency mortgage backed securities	100,314	4.30%
Collateralized mortgage obligations	419,356	3.39%
Other debt securities not due at a single maturity date:	299,338	3.87%
	$3,665,600	3.35%
In the table above, weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%. These yields were calculated using coupon interest for December 2025, adjusted for discount accretion and premium amortization, where applicable.
For more information about the Company’s securities, see Note 3, “Securities,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Loans Held for Sale
Loans held for sale were $265,959 at December 31, 2025 compared to $246,171 at December 31, 2024. Mortgage loans to be sold, which made up all of our loans held for sale at each of December 31, 2025 and 2024, are sold either on a “best efforts” basis or under a “mandatory delivery” sales agreement. Under a “best efforts” sales agreement, residential real estate originations are locked in at a contractual rate with third party private investors or directly with government sponsored entities, and the Company is obligated to sell the mortgages to such investors only if the mortgages are closed and funded. The risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Under a “mandatory delivery” sales agreement, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price and delivery date. Penalties are paid to the investor if we fail to satisfy the contract. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These loans are typically sold within 30-40 days after the loan is funded. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Loans held for sale fluctuates based on mortgage production volume.
Loans
Loans held for investment, which excludes loans held for sale, is the Company’s most significant earning asset, comprising 71.20% and 71.45% of total assets at December 31, 2025 and 2024, respectively. This percentage fluctuates based on a number of factors, including the extent of our loan growth and whether the Company has excess liquidity on its balance sheet. During 2025, the Company acquired $5,196,181 of loans held for investment as part of its merger with The First.
The tables below set forth the balance of loans outstanding by loan type and the percentage of loans, by category, to total loans at December 31:

	2025		2024
	Total Loans	Percentage of Total Loans	Total Loans	Percentage of Total Loans
Commercial and industrial	$2,818,326	14.79%	$1,976,286	15.34%
Construction and land development
Residential	382,773	2.01%	256,661	1.99%
Other	1,522,863	8.00%	1,065,148	8.27%
Total construction and land development	1,905,636	10.01%	1,321,809	10.26%
Real estate – 1-4 family mortgage:
First lien	3,844,097	20.18%	2,805,693	21.77%
Junior lien	52,943	0.28%	25,441	0.20%
Home equity	737,993	3.87%	544,160	4.22%
Total real estate – 1-4 family mortgage	4,635,033	24.33%	3,375,294	26.19%
Commercial real estate - owner occupied	3,334,664	17.51%	1,894,679	14.70%
Commercial real estate - non-owner occupied
Multi family	1,392,779	7.31%	985,037	7.64%
Other	4,852,701	25.48%	3,241,901	25.17%
Total commercial real estate - non-owner occupied	6,245,480	32.79%	4,226,938	32.81%
Consumer	107,900	0.57%	90,014	0.70%
Total loans, net of unearned income	$19,047,039	100.00%	$12,885,020	100.00%
The following table sets forth loans held for investment, net of unearned income, outstanding at December 31, 2025, which, based on remaining contractually-scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less. See “Risk Management – Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments” in this Item 7 for information regarding the risk elements applicable to, and a summary of our loan loss experience with respect to, the loans in each of the categories listed below.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial and industrial	1,881,404	765,213	169,567	2,142	2,818,326
Construction and land development
Residential	276,817	17,020	35,052	53,884	382,773
Other	1,187,542	272,647	59,150	3,524	1,522,863
Total construction and land development	1,464,359	289,667	94,202	57,408	1,905,636
Real estate – 1-4 family mortgage:
First lien	498,629	1,014,722	876,311	1,454,435	3,844,097
Junior lien	22,534	21,231	9,143	35	52,943
Home equity	707,925	27,809	2,189	70	737,993
Total real estate – 1-4 family mortgage	1,229,088	1,063,762	887,643	1,454,540	4,635,033
Commercial real estate - owner occupied	1,466,125	1,296,159	537,030	35,350	3,334,664
Commercial real estate - non-owner occupied
Multi family	1,119,440	235,325	34,947	3,067	1,392,779
Other	2,749,658	1,753,421	346,396	3,226	4,852,701
Total commercial real estate - non-owner occupied	3,869,098	1,988,746	381,343	6,293	6,245,480
Consumer	43,335	56,860	7,444	261	107,900
Total loans, net of unearned income	$9,953,409	$5,460,407	$2,077,229	$1,555,994	$19,047,039
Loan concentrations are considered to exist when there are loans to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2025, there were no concentrations of loans exceeding 10% of total loans other than loans disclosed in the table above. Non-owner occupied commercial real estate loans were the largest concentration and comprised 32.79% of total loans at December 31, 2025. The following table provides additional detail, broken down by collateral type, about loan segments within the non-owner occupied commercial real estate loan category as of the date presented.

	December 31, 2025
	Balance	Average Loan Size	Percentage of Total Loans	Weighted-Average Loan-to-Value	Percentage 30-89 Days Past Due	Percentage Non-performing
Hotels	$723,192	$4,464	3.80%	53%	—%	—%
Self Storage	576,371	3,050	3.03	54	—	—
Multi-Family	1,392,872	2,628	7.31	53	—	0.06
Office - Medical	394,098	1,932	2.07	53	—	—
Office - Non-Medical	462,970	899	2.43	55	0.10	6.72
Retail	1,316,183	1,339	6.91	55	0.14	0.02
Senior Housing	301,598	5,484	1.58	58	0.37	3.71
Warehouse/Industrial	904,672	2,320	4.75	51	0.85	—
Other	173,524	1,205	0.91	54	0.29	—
Total non-owner occupied commercial mortgage term loans	$6,245,480	$1,969	32.79%	54%	0.19%	0.69%
Note: Weighted-average loan-to-value is calculated using the most recent appraisal available.

The following table sets forth the fixed and variable rate loans maturing or scheduled to reprice after one year as of December 31, 2025:

	Interest Sensitivity
	Fixed Rate	Variable Rate
Commercial and industrial	$785,832	$151,090
Construction and land development
Residential	73,781	32,175
Other	264,062	71,259
Total construction and land development	337,843	103,434
Real estate – 1-4 family mortgage:
First lien	1,815,802	1,529,666
Junior lien	21,229	9,180
Home equity	11,571	18,497
Total real estate – 1-4 family mortgage	1,848,602	1,557,343
Commercial real estate - owner occupied	1,662,135	206,404
Commercial real estate - non-owner occupied
Multi family	198,639	74,700
Other	1,869,694	233,349
Total commercial real estate - non-owner occupied	2,068,333	308,049
Consumer	63,296	1,269
Total loans, net of unearned income	$6,766,041	$2,327,589

Deposits
The Company relies on deposits as its major source of funds. Total deposits were $21,473,070 and $14,572,612 at December 31, 2025 and 2024, respectively. Noninterest-bearing deposits were $5,043,960 and $3,403,981 at December 31, 2025 and 2024, respectively, while interest-bearing deposits were $16,429,110 and $11,168,631 at December 31, 2025 and 2024, respectively. The Company did not hold any brokered deposits at December 31, 2025 or December 31, 2024. The merger with The First increased total deposits at April 1, 2025 by $6,449,393, which consisted of $1,787,866 and $4,661,528 of noninterest-bearing deposit and interest-bearing deposits, respectively.
Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding brokered deposits). Noninterest-bearing deposits increased to 23.49% of total deposits at December 31, 2025, as compared to 23.36% of total deposits at December 31, 2024, due to the assumption of noninterest-bearing deposits in connection with our acquisition of The First, offset by such deposits moving to other types of deposits or financial products bearing higher interest rates. Under certain circumstances, management may elect to acquire non-core deposits (in the form of brokered deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin as well as business opportunities that may accompany deposits we acquire. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Public fund deposits may fluctuate as competitive and market forces change because these deposits are obtained through a bid process. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits at December 31, 2025 were $3,779,910 compared to $2,256,461 at December 31, 2024.

Deposits that are in excess of the FDIC insurance limit were $9,844,570 and $6,489,547 at December 31, 2025 and 2024, respectively. Public fund deposits in excess of the FDIC insurance limit but that were collateralized by pledged securities in the Company’s investment portfolio and letters of credit backed by the Federal Home Loan Bank of Dallas totaled $1,732,787 and $1,147,450, respectively. The following table shows the maturity of time deposits at December 31, 2025 that are in excess of the FDIC insurance limit (or similar state deposit insurance limits) and that are otherwise uninsured:

Three Months or Less	$466,129
Over Three through Six Months	456,490
Over Six through Twelve Months	151,816
Over 12 Months	46,185
Total	$1,120,620
Borrowed Funds
Total borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), borrowings from the Federal Reserve Discount Window, lines of credit with corresponding banks, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically include federal funds purchased, securities sold under agreements to repurchase, and short-term FHLB advances. During 2025 and 2024, we used short-term FHLB borrowings to meet anticipated short-term liquidity needs, which varied throughout the year in response to loan demand and competition for deposits. The weighted-average interest rates on outstanding advances at December 31, 2025 and 2024 were 3.75% and 4.63%, respectively. The Company assumed $298,250 of FHLB advances as a result of its merger with The First. The following table presents our short-term borrowings by type at December 31:

	2025	2024
Security repurchase agreements	$5,774	$8,018
Short-term borrowings from the FHLB	550,000	100,000
Total short-term borrowings	$555,774	$108,018
At December 31, 2025, long-term debt consists of our junior subordinated debentures and our subordinated notes; no long-term FHLB advances were outstanding. The Company assumed $95,262 of subordinated notes and $25,653 of junior subordinated debentures as a result of its merger with The First, and on October 1, 2025, the Company redeemed $60,000 of the assumed subordinated notes. The following table presents our long-term debt by type at December 31:

	2025	2024
Junior subordinated debentures	$140,632	$113,916
Subordinated notes	359,124	316,698
Total long-term debt	$499,756	$430,614
Long-term FHLB borrowings are used to match-fund against large, fixed rate commercial or real estate loans with long-term maturities, which helps mitigate interest rate exposure when rates rise and are also used to meet day-to-day liquidity needs, particularly when the costs of such borrowings compare favorably to the rates required to attract deposits. The Company had $5,574,759 of availability on unused lines of credit with the FHLB at December 31, 2025 compared to $4,004,630 at December 31, 2024. The Company also had credit available at the Federal Reserve Discount Window in the amount of $681,719.
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
Results of Operations
Net Income
Net income for the year ended December 31, 2025 was $181,272 compared to net income of $195,457 for the year ended December 31, 2024. Basic earnings per share for the year ended December 31, 2025 was $2.09 as compared to $3.29 for the year ended December 31, 2024. Diluted earnings per share for the year ended December 31, 2025 was $2.07 as compared to $3.27 for the year ended December 31, 2024. As described throughout this section, the Company’s acquisition of The First on April 1, 2025 had a significant impact on our results of operations for 2025.
From time to time, the Company incurs expenses and charges in connection with certain transactions with respect to which management is unable to accurately predict when these expenses or charges will be incurred or, when incurred, the amount of such expenses or charges. The following table presents the impact of these expenses and charges on reported EPS for the dates presented.

	Twelve Months Ended December 31,
	2025			2024
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Gain on sale of MSR	$1,467	$1,102	$0.01	$3,724	$2,793	$0.05
Gain on sale of insurance agency	—	—	—	53,349	38,951	0.65
Merger and conversion expenses	(49,331)	(37,620)	(0.43)	(13,349)	(11,395)	(0.19)
Day 1 acquisition provision	(66,612)	(50,026)	(0.57)	—	—	—
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 81.86% of total net revenue in 2025. Total net revenue consists of net interest income on a fully taxable equivalent basis and noninterest income. Changes in net interest income are driven by fluctuations in the volume, mix and repricing of assets and liabilities.
As discussed below, net interest income increased 56.97% to $803,969 for 2025 compared to $512,196 in 2024. On a tax equivalent basis, net interest income increased $298,115 to $820,641 in 2025 as compared to $522,526 in 2024. Net interest margin was 3.79% for 2025 as compared to 3.34% for 2024.

The following table sets forth the daily average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate on each such category for the years ended December 31, 2025, 2024 and 2023:

	2025			2024			2023
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment(1)	$17,322,283	$1,125,908	6.50%	$12,579,143	$801,807	6.37%	$11,963,141	$713,897	5.97%
Loans held for sale	258,638	15,939	6.16%	224,734	13,614	6.06%	181,253	11,807	6.51%
Securities:
Taxable(2)	2,872,476	90,117	3.14%	1,825,404	37,383	2.05%	2,313,874	44,619	1.93%
Tax-exempt	396,649	13,695	3.45%	264,615	5,746	2.17%	332,749	7,634	2.29%
Total securities	3,269,125	103,812	3.18%	2,090,019	43,129	2.06%	2,646,623	52,253	1.97%
Interest-bearing balances with banks	831,119	33,272	4.00%	772,274	39,557	5.12%	568,155	30,375	5.35%
Total interest-earning assets	21,681,165	1,278,931	5.90%	15,666,170	898,107	5.73%	15,359,172	808,332	5.26%
Cash and due from banks	283,651			188,487			187,127
Intangible assets	1,435,443			1,006,665			1,012,239
Other assets	960,071			691,373			673,345
Total assets	$24,360,330			$17,552,695			$17,231,883
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(3)	$10,506,888	$288,114	2.74%	$7,254,646	$226,563	3.12%	$6,357,753	$138,730	2.18%
Savings deposits	1,179,131	3,560	0.30%	829,818	2,894	0.35%	971,522	3,197	0.33%
Brokered deposits	—	—	—%	237,164	12,942	5.46%	697,699	36,039	5.17%
Time deposits	3,182,324	120,879	3.80%	2,466,906	104,193	4.22%	1,874,224	54,365	2.90%
Total interest-bearing deposits	14,868,343	412,553	2.77%	10,788,534	346,592	3.21%	9,901,198	232,331	2.35%
Borrowed funds	951,134	45,737	4.81%	566,332	28,989	5.12%	890,765	45,661	5.13%
Total interest-bearing liabilities	15,819,477	458,290	2.90%	11,354,866	375,581	3.31%	10,791,963	277,992	2.58%
Noninterest-bearing deposits	4,769,403			3,509,958			3,979,951
Other liabilities	246,895			221,487			235,463
Shareholders’ equity	3,524,555			2,466,384			2,224,506
Total liabilities and shareholders’ equity	$24,360,330			$17,552,695			$17,231,883
Net interest income/ net interest margin		$820,641	3.79%		$522,526	3.34%		$530,340	3.45%
(1)Shown net of unearned income.
(2)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which we operate.
(3)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

The daily average balances of nonaccruing assets are included in the foregoing table. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%, and for loans, a state tax rate of 4.45%, which is net of federal tax benefit.
Net interest income and net interest margin are influenced by internal and external factors. Internal factors include balance sheet changes in volume and mix as well as loan and deposit pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. The addition of The First’s loan portfolio and strong organic loan growth in 2025 were the largest contributing factors to the increase in net interest income for the year ended December 31, 2025, as compared to 2024. Lower interest rates and the addition of The First’s deposits generated a positive impact to both the cost and mix of our funding sources. The Company has continued its efforts to mitigate increases in the cost of funding due to competition or otherwise through maintaining noninterest-bearing deposits and staying disciplined yet competitive in pricing on interest-bearing deposits in the current rate environment.

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

	2025 Compared to 2024			2024 Compared to 2023
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$307,460	$16,641	$324,101	$37,847	$50,063	$87,910
Loans held for sale	2,034	291	2,325	2,679	(872)	1,807
Securities:
Taxable	27,367	25,367	52,734	(9,871)	2,635	(7,236)
Tax-exempt	3,643	4,306	7,949	(1,497)	(391)	(1,888)
Interest-bearing balances with banks	2,845	(9,130)	(6,285)	10,503	(1,321)	9,182
Total interest-earning assets	343,349	37,475	380,824	39,661	50,114	89,775
Interest expense:
Interest-bearing demand deposits	91,757	(30,206)	61,551	21,651	66,182	87,833
Savings deposits	1,117	(451)	666	(486)	183	(303)
Brokered deposits	(12,942)	—	(12,942)	(25,025)	1,928	(23,097)
Time deposits	27,850	(11,164)	16,686	20,402	29,426	49,828
Borrowed funds	18,602	(1,854)	16,748	(17,553)	881	(16,672)
Total interest-bearing liabilities	126,384	(43,675)	82,709	(1,011)	98,600	97,589
Change in net interest income	$216,965	$81,150	$298,115	$40,672	$(48,486)	$(7,814)
Interest income, on a tax equivalent basis, was $1,278,931 for 2025 compared to $898,107 for 2024, an increase of $380,824. The following table presents the percentage of total average earning assets, by type and yield, for 2025 and 2024:

	Percentage of Total		Yield
	2025	2024	2025	2024
Loans held for investment	79.90%	80.29%	6.50%	6.37%
Loans held for sale	1.19	1.43	6.16	6.06
Securities	15.08	13.34	3.18	2.06
Interest-bearing balances with banks	3.83	4.94	4.00	5.12
Total earning assets	100.00%	100.00%	5.90%	5.73%
In 2025, interest income on loans held for investment, on a tax equivalent basis, increased $324,101 to $1,125,908 from $801,807 in 2024. This increase was primarily due to a $4,743,140 increase in our average balance of loans to $17,322,283 in 2025 from $12,579,143 in 2024, bolstered by a continued mix shift from the repricing of maturing fixed rate lower yielding assets into higher yielding assets. The increase in our average balance of loans was driven largely by the addition of $5,173,334 in loans acquired in the merger with The First, coupled with strong organic loan growth during 2025.
The impact from interest income collected on problem loans and purchase accounting adjustments on purchased loans to total interest income on loans, loan yield and net interest margin is shown in the table below for the periods presented:

	Twelve months ended December 31,
	2025	2024
Net interest income collected on problem loans	$7,236	$770
Accretable yield recognized on purchased loans	48,886	3,402
Total impact to interest income on loans	$56,122	$4,172
Impact to total loan yield	0.32%	0.03%
Impact to net interest margin	0.22%	0.01%

Interest income on loans held for sale, on a tax equivalent basis, increased $2,325 to $15,939 in 2025 from $13,614 in 2024, due to both an increase in average balances during 2025 and an increase in the yield on loans held for sale during the year.
In 2025, investment income, on a tax equivalent basis, increased $60,683 to $103,812 from $43,129 in 2024, primarily due to the acquisition of The First’s investment portfolio, as well as the increase in yield from the sale or maturity of lower yielding securities. The following table presents the taxable equivalent yield on securities for the periods presented:

	Twelve months ended December 31,
	2025	2024
Taxable equivalent interest income on securities	$103,812	$43,129
Average securities	3,269,125	2,090,019
Taxable equivalent yield on securities	3.18%	2.06%
Interest expense was $458,290 in 2025 compared to $375,581 in 2024. The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for each of the years presented:

	Percentage of Total		Cost of Funds
	2025	2024	2025	2024
Noninterest-bearing demand	23.16%	23.61%	—%	—%
Interest-bearing demand	51.03	48.80	2.74	3.12
Savings	5.73	5.58	0.30	0.35
Brokered deposits	—	1.60	—	5.46
Time deposits	15.46	16.60	3.80	4.22
Borrowed funds	4.62	3.81	4.81	5.12
Total deposits and borrowed funds	100.00%	100.00%	2.23%	2.53%
Interest expense on deposits was $412,553 and $346,592 for 2025 and 2024, respectively. The cost of total deposits was 2.10% and 2.42% for the years ending December 31, 2025 and 2024, respectively. The cost of interest-bearing deposits was 2.77% and 3.21% for the same respective periods. The increase in deposit expense and decrease in cost is attributable to the acquisition of The First’s deposits. The cost of total deposits was also affected by the Federal Reserve’s rate cuts during the second halves of 2024 and 2025. The payoff of higher costing brokered deposits in 2024 has also helped lower our total deposit cost. The Company has continued its efforts to maintain non-interest bearing deposits. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on brokered deposits or wholesale borrowings when advantageous or otherwise deemed advisable due to market conditions.
Interest expense on total borrowings was $45,737 and $28,989 for the years ending December 31, 2025 and 2024, respectively, while the cost of total borrowings was 4.81% and 5.12% for the years ended December 31, 2025 and 2024, respectively. The increase in interest expense on borrowings is due to higher average short-term borrowings and the additional subordinated notes and other long-term borrowings added as a result of the merger with The First.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this item.
Noninterest Income

Noninterest Income to Average Assets
2025	2024
0.75%	1.16%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our wealth management and mortgage banking operations, realized gains and losses on the sale or impairment of securities and all other noninterest income. Our focus is to develop and enhance our products that generate noninterest income in order to diversify our revenue sources. Noninterest income as a percentage of total net revenue was 18.14% and 28.05% for 2025 and 2024, respectively. Noninterest income was $181,880 for the year ended December 31, 2025, a decrease of $21,780, or 10.69%, as compared to $203,660 for 2024. The decrease in noninterest income year-over-year, both in amount and as a percentage of our total net revenue, was primarily due to the elevated level of noninterest income in 2024 resulting from the gain on sale of the Company’s insurance agency of $53,349, somewhat offset by additional income associated with the acquisition of The First’s operations.
Service charges on deposit accounts include maintenance fees on accounts, per item charges, account enhancement charges for additional packaged benefits and overdraft fees. Service charges on deposit accounts were $51,933 and $41,779 for the twelve months ended December 31, 2025 and 2024, respectively. Overdraft fees, the largest component of service charges on deposits, increased to $25,942 for the twelve months ended December 31, 2025 compared to $20,611 for the same period in 2024.
Fees and commissions increased to $19,796 in 2025 as compared to $16,190 in 2024. Fees and commissions include fees related to deposit services, such as ATM fees and interchange fees on debit card transactions. Interchange fees on debit card transactions, the largest component of fees and commissions, were $10,722 for the twelve months ended December 31, 2025 compared to $8,911 for the same period in 2024.
Our Wealth Management segment has two divisions: Trust and Financial Services. The Trust division operates on a custodial basis which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. Wealth Management revenue was $31,201 for 2025 compared to $23,559 for 2024. The market value of assets under management or administration was $6,865,427 and $6,472,526 at December 31, 2025 and 2024, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $1,612,645 in 2025 and $1,400,467 in 2024. In 2025, the Company sold a portion of its mortgage servicing rights portfolio with a carrying value of $7,886 for a pre-tax gain of $1,467. In 2024, the Company sold a portion of its mortgage servicing rights portfolio with a carrying value of $19,539 for a pre-tax gain of $3,472.
The following table presents the components of mortgage banking income included in noninterest income at December 31:

	2025	2024
Gain on sales of loans, net(1)	$20,329	$16,612
Fees, net	12,077	10,216
Mortgage servicing income, net(2)	4,945	9,548
Mortgage banking income, net	$37,351	$36,376
(1) Gain on sales of loans, net includes pipeline fair value adjustments
(2) Mortgage servicing income, net includes gain on sale of mortgage servicing rights
Bank-owned life insurance (“BOLI”) income is derived from changes in the cash surrender value of the bank-owned life insurance policies and can fluctuate upon the collection of life insurance proceeds. BOLI income increased to $14,244 in 2025 as compared to $11,567 in 2024.
Other noninterest income was $27,355 for 2025 compared to $15,311 for 2024. Other noninterest income includes income from our SBA banking division, our capital markets division and other miscellaneous income and can fluctuate based on production within our SBA and capital markets divisions and recognition of other seasonal income items.
Noninterest Expense

Noninterest Expense to Average Assets
2025	2024
2.68%	2.63%
Noninterest expense was $651,660 and $461,618 for 2025 and 2024, respectively.
Salaries and employee benefits is the largest component of noninterest expense and represented 56.56% and 61.47% of total noninterest expense at December 31, 2025 and 2024, respectively. During 2025, salaries and employee benefits increased $84,795, or 29.88%, to $368,563 as compared to $283,768 for 2024. The increase in salaries and employee benefits is primarily attributable to the addition of The First’s employees, and to a lesser extent to annual merit increases implemented in April 2025.

Compensation expense recorded in connection with awards of restricted stock, which is included within salaries and employee benefits, was $15,015 and $12,736 for 2025 and 2024, respectively. A portion of the restricted stock awards in both years was subject to the satisfaction of performance-based conditions.
Data processing costs increased $4,674 to $20,704 in 2025 from $16,030 in 2024. The increase in data processing costs is attributable to the acquisition of The First and the cost associated with operating two core systems until conversion in August 2025. The Company continues to examine new and existing contracts to negotiate favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.
Net occupancy and equipment expense in 2025 was $63,651, an increase of $17,691 from $45,960 for 2024. The increase in net occupancy and equipment expense is primarily due to the additional locations and assets attributable to the merger with The First.
Professional fees include fees for legal and accounting services, such as routine litigation matters, external audit services as well as assistance in complying with managing changes to banking and governmental regulation. Professional fees were $14,869 for 2025 as compared to $12,418 for 2024.
Advertising and public relations expense was $18,355 for 2025, an increase of $2,145 compared to $16,210 for 2024. During 2025 and 2024, the Company contributed approximately $1,125 and $1,255, respectively, to charitable organizations and government economic development programs, which contributions are included in our advertising and public relations expense, and for which the Company received a dollar-for-dollar tax credit.
Amortization of intangible assets totaled $27,103 for 2025 compared to $4,691 for 2024. This amortization relates to finite-lived intangible assets which are being amortized over the useful lives as determined at acquisition. The increase for 2025 is primarily due to the addition of the core deposit intangible associated with our merger with The First. These finite-lived intangible assets have remaining estimated useful lives ranging from approximately 1 year to 10 years.
Communication expenses are those expenses incurred for communication to clients and between employees. Communication expenses were $13,665 for 2025 as compared to $8,379 for 2024. The increase in communication costs is attributable to the acquisition of The First and the cost associated with additional clients and employees.
Merger and conversion related expenses totaled $49,331 and $13,349 in 2025 and 2024, respectively. These expenses are primarily related to the completed acquisition of The First in April 2025. A portion of the expense in 2024 is also related to the sale of Renasant Insurance, Inc.
Other noninterest expense includes business development and travel expenses, other discretionary expenses, loan fees expense, fraud losses and other miscellaneous fees and operating expenses. Other noninterest expense was $73,768 for 2025 as compared to $59,955 for 2024. Increased levels of fraud losses from, for example, counterfeit or forged checks, unauthorized debit card charges and wire fraud, is the primary reason for the increase in other noninterest expense. Working with its vendors, the Company is actively working to implement policies and procedures designed to strengthen fraud detection and prevention and curtail the losses resulting from fraud.
Efficiency Ratio

Efficiency Ratio
2025	2024
65.00%	63.57%
The efficiency ratio is a measure of productivity in the banking industry. (This ratio is a measure of our ability to turn expenses into revenue. That is, the ratio is designed to reflect the percentage of one dollar which must be expended to generate a dollar of revenue.) The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The gain on sale of the insurance agency that occurred in the third quarter of 2024 resulted in a significant enhancement to our efficiency ratio for 2024, while merger and conversion expenses associated with the acquisition of The First negatively impacted our efficiency ratio for 2025. We remain committed to aggressively managing our costs within the framework of our business model. Our goal is to improve the efficiency ratio over time from currently reported levels as a result of revenue growth while at the same time controlling noninterest expenses.
Income Taxes
Income tax expense for 2025 and 2024 was $45,460 and $49,508, respectively. The effective tax rates for those years were 20.05% and 20.21%, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which contains a broad range of tax provisions, was signed into law in the U.S. While we expect to take advantage of certain provisions of this legislation, such as the reinstatement of 100% first year bonus depreciation, the OBBBA is not expected to have a material impact on the Company’s income tax expense.
For additional information regarding the Company’s income taxes, please refer to in Note 15, “Income Taxes,” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.
Risk Management
The management of risk is an ongoing process. Primary risks that are associated with the Company include credit, interest rate and liquidity risk. Credit and interest rate risk are discussed below, while liquidity risk is discussed in the next subsection under the heading “Liquidity and Capital Resources.”
Credit Risk and Allowance for Credit Losses on Loans and Unfunded Commitments
Management of Credit Risk. Inherent in any lending activity is credit risk, that is, the risk of loss should a borrower default. Credit risk is monitored and managed on an ongoing basis by a credit administration department, a problem asset resolution committee and the Board of Directors Credit Review Committee. Oversight of the Company’s lending operations (including adherence to our policies and procedures governing the loan underwriting and monitoring process), credit quality and loss mitigation are major concerns of credit administration and these committees. The Company’s central appraisal review department orders, reviews and approves third-party appraisals obtained by the Company on real estate collateral and monitors loan maturities to ensure updated appraisals are obtained. This department is managed by a State Certified General Real Estate Appraiser and employs four additional State Certified General Real Estate Appraisers and four real estate evaluators. In addition, we maintain a loan review staff to independently monitor loan quality and lending practices. Loan review personnel monitor and, if necessary, adjust the grades assigned to loans through periodic examination, focusing their review on commercial and real estate loans rather than consumer and small balance consumer mortgage loans, such as 1-4 family mortgage loans.
In compliance with loan policy, the lending staff is given lending limits based on their knowledge and experience. In addition, each lending officer’s prior performance is evaluated for credit quality and compliance as a tool for establishing and enhancing lending limits. Before funds are advanced on consumer and commercial loans below certain dollar thresholds, loans are reviewed and scored using centralized underwriting methodologies. Loan quality, or “risk-rating,” grades are assigned based upon certain factors, which include the scoring of the loans. This information is used to assist management in monitoring credit quality. Loan requests are reviewed for approval by lenders, senior credit officers and management, based on exposure.
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
Management monitors loans that are past due or those that have been downgraded and are considered special mention or substandard due to a decline in the collateral value or cash flow of the debtor. Management adjusts loan grades accordingly with final approval by loan review. The problem asset resolution committee and the Board of Directors Credit Review Committee provide oversight of the management of past due and downgraded loans. Information about past due, special mention and substandard loans is used to assist management in monitoring credit quality. When the ultimate collectability of a loan’s principal is in doubt, wholly or partially, the loan is placed on nonaccrual.
After all collection efforts have failed, collateral securing loans may be repossessed and sold or, for loans secured by real estate, foreclosure proceedings or a deed in lieu of foreclosure initiated. Foreclosed real estate collateral is classified as other real estate owned. The real estate is marketed and sold by realtors engaged by the Bank with fees associated with the foreclosure, maintenance and marketing of the real estate being deducted from the sales price. The purchase price is applied to the outstanding other real estate owned balance. If the other real estate owned balance is greater than the sales proceeds, the deficient balance is sent to the Credit Review Committee for charge-off approval. The Company’s practice is to charge off estimated losses as soon as such loss is identified and reasonably quantified. These charge-offs reduce the allowance for credit losses on loans. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans.
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
The allowance for credit losses on loans was $293,955 and $201,756 at December 31, 2025 and 2024, respectively. The following table presents the allocation of the allowance for credit losses on loans and the percentage of each loan category to total loans at December 31 for each of the years presented.

	2025		2024
	Balance	% of Total	Balance	% of Total
Commercial and industrial	$57,831	19.67%	$41,864	20.75%
Construction and land development	31,359	10.67	19,200	9.52
Real estate - 1-4 family mortgage	61,249	20.84	45,498	22.55
Commercial real estate - owner occupied	38,961	13.25	16,993	8.42
Commercial real estate - non-owner occupied	99,605	33.88	71,664	35.52
Consumer	4,950	1.69	6,537	3.24
Total	$293,955	100.00%	$201,756	100.00%

The table below reflects the activity in the allowance for credit losses on loans for the years ended December 31:

	2025	2024
Balance at beginning of year	$201,756	$198,578
Initial allowance for purchased loans with more than insignificant credit deterioration existing at the date of acquisition	25,003	—
Provision for credit losses on loans	92,573	11,248
Charge-offs
Commercial and industrial	(19,527)	$(5,105)
Construction and land development	(374)	(152)
Real estate - 1-4 family mortgage	(1,457)	(966)
Commercial real estate - owner occupied	(5,717)	(37)
Commercial real estate - non-owner occupied	(160)	(5,693)
Consumer	(1,524)	(1,856)
Total charge-offs	(28,759)	(13,809)
Recoveries
Commercial and industrial	2,047	1,745
Construction and land development	10	—
Real estate - 1-4 family mortgage	221	165
Commercial real estate - owner occupied	448	112
Commercial real estate - non-owner occupied	204	2,166
Consumer	452	1,551
Total recoveries	3,382	5,739
Net charge-offs	(25,377)	(8,070)
Balance at end of year	$293,955	$201,756

Provision for credit losses on loans to average loans	0.53%	0.16%
Net charge-offs to average loans	0.15	0.06
Net charge-offs to allowance for credit losses on loans	8.63	4.00
Allowance for credit losses on loans to:
Total loans	1.54	1.57
Nonperforming loans	167.00	178.11
Nonaccrual loans	167.28	182.07
Nonaccrual loans to total loans:	0.92	0.88
The provision for credit losses on loans charged to operating expense is an amount that, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a provision for credit losses on loans of $92,573 (which included the Day 1 provision of $62,190), or 0.53% of average loans during 2025, as compared to $11,248, or 0.16% of average loans during 2024. The increase in the allowance for credit losses was primarily driven by loan balance increase from a combination of organic loan growth and from the acquisition of The First, and changes in the macroeconomic environment and qualitative factors. The Company’s allowance for credit loss considers current conditions, economic projections, primarily the national unemployment rate and GDP over a reasonable and supportable period of two years, historical loss data, and environmental factors.

The table below reflects net charge-offs to daily average loans outstanding, by loan category, during the years ended December 31. The charge-offs in 2025 were fully reserved for in the Company’s allowance for credit losses.

	2025			2024
	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans	Net Charge-offs	Average Loans	Net Charge-offs to Average Loans
Commercial and industrial	$(17,480)	$2,591,789	(0.67)%	$(3,360)	$1,947,731	(0.17)%
Construction and land development	(364)	1,755,665	(0.02)%	(152)	1,442,096	(0.01)%
Real estate - 1-4 family mortgage	(1,236)	4,323,892	(0.03)%	(801)	3,328,630	(0.02)%
Commercial real estate - owner occupied	(5,269)	2,946,647	(0.18)%	75	1,763,383	—%
Commercial real estate - non-owner occupied	44	5,594,198	—%	(3,527)	4,003,073	(0.09)%
Consumer	(1,072)	110,092	(0.97)%	(305)	94,230	(0.32)%
Total	$(25,377)	$17,322,283	(0.15)%	$(8,070)	$12,579,143	(0.06)%
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

	Year Ended December 31,
	2025	2024
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$14,943	$16,918
Provision (reversal of) for credit losses on unfunded loan commitments	14,884	(1,975)
Ending balance	$29,827	$14,943
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

The following table provides details of the Company’s nonperforming assets as of December 31 for each of the years presented.

	2025	2024

Nonaccruing loans	$175,730	$110,811
Accruing loans past due 90 days or more	288	2,464
Total nonperforming loans	176,018	113,275
Other real estate owned	15,191	8,673
Total nonperforming assets	$191,209	$121,948
Nonperforming loans to total loans	0.92%	0.88%
Nonaccruing loans to total loans	0.92%	0.88%
Nonperforming assets to total assets	0.71%	0.68%
The level of nonperforming loans increased $62,743 from December 31, 2024, while other real estate owned increased $6,518 during the same period. The increase in nonperforming loans and other real estate is primarily due to the acquisition of The First.
The following table presents nonperforming loans by loan category at December 31 for each of the years presented.

	2025	2024
Commercial and industrial	$28,002	$6,083
Construction and land development
Residential	2,033	1,223
Other	5,697	5,064
Total construction and land development	7,730	6,287
Real estate - 1-4 family mortgage
First lien	60,874	54,313
Junior lien	1,483	1,112
Home equity	3,074	3,404
Total real estate – 1-4 family mortgage	65,431	58,829
Commercial real estate - owner occupied	31,303	12,679
Commercial real estate - non-owner occupied
Multi family	785	—
Other	42,610	29,280
Total commercial real estate - non-owner occupied	43,395	29,280
Consumer	157	117
Loans, net of unearned income	176,018	113,275
Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans at December 31, 2025. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due on which interest was still accruing were $89,162 at December 31, 2025 as compared to $39,842 at December 31, 2024.
Certain modifications of loans made to borrowers experiencing financial difficulty. See the information under the heading “Certain Modifications to Borrowers Experiencing Financial Difficulties” in Note 3, “Loans,” in Item 8, Financials Statements and Supplementary Data, in this report for more information.

The following table provides details of the Company’s other real estate owned as of December 31 for each of the years presented:

	2025	2024
Residential real estate	$5,001	$2,966
Commercial real estate	8,502	5,681
Residential land development	15	19
Commercial land development	1,673	7
Total other real estate owned	$15,191	$8,673
Changes in the Company’s other real estate owned were as follows for the periods presented:

	2025	2024
Balance as of January 1	$8,673	$9,622
Acquired OREO	11,032	—
Transfers of loans	12,341	2,612
Impairments	(665)	(438)
Dispositions	(16,190)	(3,123)
Balance as of December 31	$15,191	$8,673
We realized net gains of $74 and $227 on dispositions of other real estate owned during 2025 and 2024, respectively.
Interest Rate Risk
Market risk is the risk of loss from adverse changes in market prices and rates. The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from those of most commercial and industrial companies, which have significant investments in fixed assets and inventories. Our market risk arises primarily from interest rate risk inherent in lending and deposit-taking activities. Management believes a significant impact on the Company’s financial results stems from our ability to react to changes in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis.
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

	Percentage Change In:
Immediate Change in Rates of:	Economic Value Equity (EVE)	Earning at Risk (EAR) (Net Interest Income)
	Static	1-12 Months	13-24 Months
+200	3.77%	4.35%	9.04%
+100	2.33%	2.73%	5.03%
-100	(3.54)%	(2.68)%	(5.03)%
-200	(7.94)%	(4.63)%	(10.51)%
The rate shock results for the EVE and net interest income simulations for the next 24 months produce an asset sensitive position at December 31, 2025.
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
Core deposits, which are deposits excluding brokered deposits, are the major source of funds used by the Bank to meet short- and long-term cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. We may also choose to access the brokered deposit market where rates are favorable to other sources of liquidity, although we did not hold any brokered deposits at December 31, 2025 or December 31, 2024. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the ALCO.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to 14.8% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types and short-term borrowings. At December 31, 2025, securities with a carrying value of $1,760,542 were pledged to secure government, public, trust, and other deposits and as collateral for short-term borrowings and derivative instruments as compared to $843,870 at December 31, 2024.
Other sources available for meeting short- and long-term liquidity needs include federal funds purchased, security repurchase agreements, short-term and long-term advances from the FHLB, borrowings from the Federal Reserve Discount Window and lines of credit with other commercial banks. Interest is charged at the prevailing market rate on these borrowings. Federal funds are short term borrowings, generally overnight borrowings, between financial institutions, while security repurchase agreements represent funds received from customers, generally on an overnight or continuous basis, that are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. There were no federal funds purchased outstanding at December 31, 2025, and 2024, while security repurchase agreements were $5,774 at December 31, 2025, as compared to $8,018 at December 31, 2024. The Company had $550,000 and $100,000 in short-term borrowings from the FHLB (i.e., advances with original maturities less than one year) at December 31, 2025, and 2024, respectively. Long-term FHLB borrowings are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowings compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2025 and 2024, there were no outstanding long-term advances with the FHLB. The total amount of the remaining credit available to us from the FHLB at December 31, 2025 was $5,574,759. The credit available at the Federal Reserve Discount Window at December 31, 2025 was $657,277 with no borrowings outstanding as of such date. Finally, we maintain lines of credit with other commercial banks totaling $140,000. These are unsecured, uncommitted lines of credit maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at December 31, 2025 or 2024.
Finally, we can access the capital markets to meet liquidity needs. The Company maintains a shelf registration statement with the SEC, which allows the Company to raise capital from time to time through the sale of common stock, preferred stock, debt securities, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will be required to file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used as described in any prospectus supplement and could include general corporate purposes, the expansion of the Company’s banking and wealth management operations as well as other business opportunities. Although we did not access the capital markets in 2025, in previous years we have generated liquidity through the capital markets by offerings of common stock and subordinated notes (the latter as discussed under the heading “Borrowed Funds” in this Item 7).
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

	Percentage of Total		Cost of Funds
	2025	2024	2025	2024
Noninterest-bearing demand	23.16%	23.61%	—%	—%
Interest-bearing demand	51.03	48.80	2.74	3.12
Savings	5.73	5.58	0.30	0.35
Brokered deposits	—	1.60	—	5.46
Time deposits	15.46	16.60	3.80	4.22
Borrowings	4.62	3.81	4.81	5.12
Total deposits and borrowed funds	100.00%	100.00%	2.23%	2.53%
Cash and cash equivalents were $1,070,718 at December 31, 2025, compared to $1,092,032 at December 31, 2024. Cash used in investing activities for the year ended December 31, 2025 was $734,025 compared to $275,030 in 2024. Proceeds from the sale, maturity or call of securities within our investment portfolio were $1,099,804 for 2025 compared to $368,193 for 2024. As noted earlier, we sold certain securities from the portfolio acquired in connection with our acquisition of The First, resulting in proceeds of $686,485. We also sold a portion of the securities portfolio during the first quarter of 2024, generating proceeds of $177,185. A portion of these proceeds were used to purchase higher yielding securities, while the remainder was used to fund loan growth. Purchases of investment securities were $1,201,061 for 2025 compared to $174,229 for 2024.
Cash provided by financing activities for the year ended December 31, 2025 was $441,240 compared to $459,296 for the year ended December 31, 2024. Total deposits increased $443,674 for the year ended December 31, 2025 compared to an increase of $495,827 for 2024.
Restrictions on Bank Dividends, Loans and Advances
The Company’s liquidity and capital resources, as well as its ability to pay dividends to our shareholders, are substantially dependent on the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the

DBCF. In addition, Federal Reserve regulations prohibit a member bank from paying a dividend without prior approval from the Federal Reserve if either (1) the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank’s net income for the current year plus its retained net income of the prior two calendar years or (2) the dividend would exceed the bank’s undivided profits as reportable on its Reports of Condition and Income. In this latter scenario, Federal Reserve regulations also require that at least two-thirds of the bank’s shareholders approve the proposed dividend. Accordingly, the approval of the DBCF is required prior to the Bank paying dividends to the Company, and under certain circumstances Federal Reserve approval may also be required.
In addition to the restrictions on dividends payable by the Bank to the Company, the Federal Reserve also has provided guidance on the criteria that it will use to evaluate the request by a bank holding company to pay dividends in an aggregate amount that will exceed the company’s earnings for the period in which the dividends will be paid. For purposes of this analysis, “dividend” includes not only dividends on preferred and common equity but also dividends on debt underlying trust preferred securities and Tier 1 capital instruments. The Federal Reserve’s criteria evaluates whether the holding company (1) has net income over the past four quarters sufficient to fully fund the proposed dividend (taking into account prior dividends paid during this period), (2) is considering stock repurchases or redemptions in the quarter, (3) does not have a concentration in commercial real estate and (4) is in good supervisory condition, based on its overall condition and its asset quality risk. A holding company not meeting these criteria will require more in-depth consultations with the Federal Reserve. With respect to the second quarter of 2025, due to the impact of the Day 1 acquisition provision and the merger and conversion related expenses we incurred in such quarter, the Company’s net income for the immediately-preceding four quarters was not sufficient to cover the second quarter dividend, and accordingly Federal Reserve consultation was necessary prior to the payment of our June 30, 2025 dividend. Otherwise, this guidance was not applicable to the Company for 2025 or 2024.
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2025, the maximum amount available for transfer from the Bank to the Company in the form of loans was $286,062. The Company maintains a line of credit collateralized by cash with the Bank totaling $3,000. There were no amounts outstanding under this line of credit at December 31, 2025.
None of these restrictions had any material impact on the Company’s ability to meet its cash obligations in 2025, nor does management expect such restrictions to so impact the Company’s ability to meet its currently-anticipated cash obligations.
Contractual Obligations
The following table presents, as of December 31, 2025, significant fixed and determinable contractual obligations to third parties by payment date, that may impact the Company’s liquidity position. The Note Reference below refers to the applicable footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in this report.

		Payments Due In:
	Note Reference	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Lease liabilities(1)	24	$6,939	$12,827	$11,961	$45,424	$77,151
Deposits without a stated maturity(2)	10	17,989,176	—	—	—	17,989,176
Time deposits(2)	10	3,317,995	129,269	23,416	13,214	3,483,894
Short-term Federal Home Loan Bank advances	11	550,000	—	—	—	550,000
Other short-term borrowings	11	5,774	—	—	—	5,774
Junior subordinated debentures	12	—	—	—	140,632	140,632
Subordinated notes	12	—	—	—	359,124	359,124
Total contractual obligations		$21,869,884	$142,096	$35,377	$558,394	$22,605,751
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company. While the borrower has the ability to draw upon these commitments at any time (assuming the borrower’s compliance with the terms of the loan commitment), these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding at December 31 were as follows:

	2025	2024
Loan commitments	$3,662,810	$2,856,308
Standby letters of credit	122,367	90,267
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, caps, floors and/or collars, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At December 31, 2025, the Company had notional amounts of $1,784,028 on interest rate contracts with corporate customers and $1,784,028 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts.
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

Shareholders’ Equity and Regulatory Matters
Total shareholders’ equity of the Company was $3,884,905 and $2,678,318 at December 31, 2025 and 2024, respectively. Book value per share was $41.05 and $42.13 at December 31, 2025 and 2024, respectively. The increase in shareholders’ equity was attributable to the merger with The First, earnings retention and changes in accumulated other comprehensive income, offset by dividends declared and stock repurchased during the year.
In October 2025, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $150,000 of its outstanding common stock, either in open market purchases or privately-negotiated transactions. During the fourth quarter of 2025, the Company repurchased 388,940 shares under the program at an average price of $34.29 per share. The program will remain in effect until the earlier of October 2026 or the repurchase of the entire amount of common stock authorized to be repurchased by the Board of Directors.

The Company has junior subordinated debentures with a carrying value of $140,632 at December 31, 2025, of which $136,235 are included in the Company’s Tier 2 capital. The Company has subordinated notes with a carrying value of $359,124 at December 31, 2025, and $316,698 at December 31, 2024 included in the Company’s Tier 2 capital. On October 1, 2025, the Company redeemed $60,000 in subordinated notes assumed as part of its merger with The First.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications (which include the “capital conservation buffer” discussed below):

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table includes the capital ratios and capital amounts for the Company and the Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Renasant Corporation:
Tier 1 leverage ratio	$2,424,528	9.61%	$1,261,164	5.00%	$1,008,931	4.00%
Common equity tier 1 capital ratio	2,424,528	11.24%	1,402,647	6.50%	1,510,543	7.00%
Tier 1 risk-based capital ratio	2,424,528	11.24%	1,726,335	8.00%	1,834,231	8.50%
Total risk-based capital ratio	3,190,074	14.78%	1,261,164	10.00%	2,265,815	10.50%
Renasant Bank:
Tier 1 leverage ratio	$2,590,284	10.28%	$1,260,407	5.00%	$1,008,325	4.00%
Common equity tier 1 capital ratio	2,590,284	12.00%	1,403,433	6.50%	1,511,389	7.00%
Tier 1 risk-based capital ratio	2,590,284	12.00%	1,727,302	8.00%	1,835,258	8.50%
Total risk-based capital ratio	2,860,621	13.25%	2,159,127	10.00%	2,267,083	10.50%
December 31, 2024
Renasant Corporation:
Tier 1 leverage ratio	$1,935,522	11.34%	$853,556	5.00%	$682,845	4.00%
Common equity tier 1 capital ratio	1,825,197	12.73%	932,162	6.50%	1,003,867	7.00%
Tier 1 risk-based capital ratio	1,935,522	13.50%	1,147,276	8.00%	1,218,981	8.50%
Total risk-based capital ratio	2,449,129	17.08%	1,434,095	10.00%	1,505,800	10.50%
Renasant Bank:
Tier 1 leverage ratio	$1,843,123	10.80%	$852,933	5.00%	$682,346	4.00%
Common equity tier 1 capital ratio	1,843,123	12.85%	932,552	6.50%	1,004,287	7.00%
Tier 1 risk-based capital ratio	1,843,123	12.85%	1,147,756	8.00%	1,219,491	8.50%
Total risk-based capital ratio	2,022,737	14.10%	1,434,695	10.00%	1,506,430	10.50%
As previously disclosed, the Company adopted CECL as of January 1, 2020. The Company has elected to take advantage of transitional relief offered by the Federal Reserve and FDIC to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transitional period to phase out the capital benefit provided by the two-year delay. The full impact of CECL is reflected in our capital ratios as of December 31, 2025.
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

Non-GAAP Financial Measures
In addition to results presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), this report contains non-GAAP financial measures, namely, adjusted diluted earnings per share, adjusted net interest margin, the ratio of tangible equity to tangible assets, adjusted return on average assets, return on average tangible assets and on average tangible common equity, adjusted return on average tangible common equity and adjusted efficiency ratio. These non-GAAP financial measures adjust GAAP financial measures to exclude intangible assets, including related amortization, and/or certain gains or charges (such as, for 2025, merger and conversion related expenses), with respect to which the Company is unable to accurately predict when these charges will be incurred or, when incurred, the amount thereof. Management uses these non-GAAP financial measures when evaluating capital utilization and adequacy. In addition, the Company believes that these non-GAAP financial measures facilitate the making of period-to-period comparisons and are meaningful indicators of its operating performance, particularly because these measures are widely used by industry analysts for companies with merger and acquisition activities. Also, because intangible assets such as goodwill and the core deposit intangible can vary extensively from company to company and, as to intangible assets, are excluded from the calculation of a financial institution’s regulatory capital, the Company believes that the presentation of the non-GAAP financial measures allows readers to more easily compare the Company’s results to information provided in other regulatory reports and the results of other companies. The reconciliations from GAAP to non-GAAP for these financial measures are below.
(Dollars in thousands, except per share data)

	2025	2024	2023
Tangible Net Income, Adjusted Net Income and Adjusted Tangible Net Income
Net income (GAAP) (A)	$181,272	$195,457	$144,678
Amortization of intangibles	27,103	4,691	5,380
Tax effect of adjustments noted above(1)	(6,749)	(1,173)	(1,012)
Tangible net income (non-GAAP) (B)	$201,626	$198,975	$149,046

Net income (GAAP)	$181,272	$195,457	$144,678
Merger and conversion related expense	49,331	13,349	—
Day 1 acquisition provision for loan losses	62,190	—	—
Day 1 acquisition provision for unfunded commitments	4,422	—	—
Gain on extinguishment of debt	—	(56)	(620)
Gain on sales of MSR	(1,467)	(3,724)	(547)
Gain on sale of insurance agency	—	(53,349)	—
Losses on sales of securities (including impairments)	—	—	41,790
Tax effect of adjustments noted above(1)	(27,932)	13,389	(7,644)
Adjusted net income (non-GAAP) (C)	$267,816	$165,066	$177,657
Amortization of intangibles	27,103	4,691	5,380
Tax effect of adjustments noted above(1)	(6,749)	(1,173)	(1,012)
Adjusted tangible net income (non-GAAP) (D)	$288,170	$168,584	$182,025

Average Tangible Tangible Shareholders’ Equity, Average Tangible Assets, Tangible Shareholders’ Equity and Total Tangible Assets
Average shareholders’ equity (GAAP) (E)	$3,524,555	$2,466,384	$2,224,506
Average intangible assets	(1,435,443)	(1,006,665)	(1,012,239)
Average tangible shareholders’ equity (non-GAAP) (F)	$2,089,112	$1,459,719	$1,212,267

Average assets (GAAP) (G)	$24,360,330	$17,552,695	$17,231,883
Average intangible assets	(1,435,443)	(1,006,665)	(1,012,239)
Average tangible assets (non-GAAP) (H)	$22,924,887	$16,546,030	$16,219,644

Shareholders’ equity (GAAP) (I)	$3,884,905	$2,678,318	$2,297,383
Intangible assets	(1,552,452)	(1,003,003)	(1,010,460)
Tangible shareholders’ equity (non-GAAP) (J)	$2,332,453	$1,675,315	$1,286,923

Total assets (GAAP) (K)	$26,751,426	$18,034,868	$17,360,535
Intangible assets	(1,552,452)	(1,003,003)	(1,010,460)
Total tangible assets (non-GAAP) (L)	$25,198,974	$17,031,865	$16,350,075

	2025	2024	2023

Adjusted Diluted Earnings Per Share
Average diluted shares outstanding (M)	87,514,783	59,748,790	56,448,163
Diluted earnings per share (GAAP): A/M	$2.07	$3.27	$2.56
Adjusted diluted earnings per share (non-GAAP): C/M	$3.06	$2.76	$3.15

Adjusted Return on Average Assets and Return on Average Tangible Assets
Return on average assets (GAAP): A/G	0.74%	1.11%	0.84%
Adjusted return on average assets (non-GAAP): C/G	1.10	0.94	1.03
Return on average tangible assets (non-GAAP): B/H	0.88	1.20	0.92

Adjusted Return on Average Tangible Common Equity
Return on average equity (GAAP): A/E	5.14	7.92	6.50
Return on average tangible equity (non-GAAP): B/F	9.65	13.63	12.29
Adjusted return on average tangible equity (non-GAAP): D/F	13.79	11.55	15.02

Tangible Shareholders’ Equity to Tangible Assets
Shareholders’ equity to assets (GAAP): I/K	14.52%	14.85%	13.23%
Tangible shareholders’ equity to tangible assets (non-GAAP): J/L	9.26%	9.84%	7.87%

Adjusted Efficiency Ratio
Net interest income (FTE) (GAAP) (N)	$820,641	$522,526	$530,340

Total noninterest income (GAAP) (O)	$181,880	$203,660	$113,075
Gain on sales of MSR	(1,467)	(3,724)	(547)
Gain on extinguishment of debt	—	(56)	(620)
Gain on sale of insurance agency	—	(53,349)	—
Losses on sales of securities (including impairments)	—	—	41,790
Total adjusted noninterest income (non-GAAP) (P)	$180,413	$146,531	$153,698

Noninterest expense (GAAP) (Q)	$651,660	$461,618	$439,622
Amortization of intangibles	(27,103)	(4,691)	(5,380)
Merger and conversion expense	(49,331)	(13,349)	—
Total adjusted noninterest expense (non-GAAP) (R)	$575,226	$443,578	$434,242

Efficiency ratio (GAAP): Q/(N+O)	65.00%	63.57%	68.33%
Adjusted efficiency ratio (non-GAAP): R/(N+P)	57.46%	66.30%	63.48%

Adjusted Net Interest Income and Adjusted Net Interest Margin
Net interest income (FTE) (GAAP)	$820,641	$522,526	$530,340
Net interest income collected on problem loans	(7,236)	(770)	(219)
Accretion recognized on purchased loans	(48,886)	(3,402)	(4,166)
Amortization recognized on purchased time deposits	7,391	—	—
Amortization recognized on purchased long term borrowings	2,244	—	—
Adjusted net interest income (FTE) (non-GAAP) (S)	$774,154	$518,354	$525,955

	2025	2024	2023

Average earning assets (T)	$21,681,165	$15,666,170	$15,359,172

Net interest margin (GAAP): N/T	3.79%	3.34%	3.45%
Adjusted net interest margin (non-GAAP): S/T	3.57%	3.31%	3.42%
(1) Tax effect is calculated based on the applicable periods’ effective tax rate.
None of the non-GAAP financial measures the Company has included in this document is intended to be considered in isolation or as a substitute for any measure prepared in accordance with GAAP. Readers of this Form 10-K should note that, because there are no standard definitions for how to calculate the non-GAAP financial measures that we use as well as the results, the Company’s calculations may not be comparable to similarly-titled measures presented by other companies. Also, there may be limits in the usefulness of these measures to readers of this document. As a result, the Company encourages readers to consider its consolidated financial statements and footnotes thereto in their entirety and not to rely on any single financial measure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Please refer to the discussion found under the headings “Risk Management – Interest Rate Risk” and “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report for the disclosures required pursuant to this Item 7A.

SEC Form 10-K
A COPY OF THIS ANNUAL REPORT ON FORM 10-K, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, MAY BE OBTAINED WITHOUT CHARGE BY DIRECTING A WRITTEN REQUEST TO: JOHN S. OXFORD, SENIOR VICE PRESIDENT AND CHIEF MARKETING OFFICER, RENASANT BANK, 204 S. BROADWAY, TUPELO, MISSISSIPPI 38804.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RENASANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Renasant Corporation
Tupelo, Mississippi

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Renasant Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 2, 2026, expressed an adverse opinion thereon.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses - Loans
As described in Notes 4 and 5 to the Company's consolidated financial statements, as of December 31, 2025, the Company had a net loan portfolio of approximately $19.0 billion and related allowance for credit losses (“ACL”) of $294.0 million. As described in Note 1 to the Company’s consolidated financial statements, the ACL represents management’s estimate of credit losses for the remaining estimated life of the loan portfolio, and uses loss experience, current and projected economic conditions, asset quality trends, and known and inherent risks in the portfolio to develop the quantitative component. This quantitative component is then adjusted for qualitative risk factors that involve management estimates and subjective assumptions that require a high degree of management’s judgment.

We identified (i) certain assumptions in the determination of the qualitative factors and (ii) the selection of macroeconomic forecasts used for the ACL in the evaluation of loans evaluated on a collective basis as a critical audit matter. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the subjective nature of management’s qualitative assessment, inherent uncertainty involved in forecasting, and the nature and extent of audit effort required to address these matters, including the extent of specialized skills and knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls associated with loans evaluated on a collective basis, including controls around the reliability and accuracy of relevant data used in the ACL model, and review and approval of selected qualitative factors.
•Assessing the reasonableness of management’s assumptions in the determination of the qualitative factors for loans evaluated on a collective basis by assessing consistent application, evaluation and conclusions reached, including consideration of contradictory evidence.
•Evaluating the relevance and reliability of data used in determining the qualitative factors by comparing the data to i) internally developed and third-party sources, and ii) other audit evidence gathered.
•Utilizing personnel with specialized skill and knowledge in evaluating the reasonableness of the macroeconomic forecasts used in the qualitative component of the ACL.
Fair Value of Acquired Loans
As described in Note 2 to the Company’s consolidated financial statements, the Company completed its acquisition of The First Bancshares, Inc. on April 1, 2025, for a total purchase consideration of $1.1 billion, with total assets acquired of $7.6 billion, liabilities assumed of $6.9 billion and resulting goodwill of $418.2 million. Determination of the acquisition date fair values of the assets acquired and liabilities assumed require the Company to make significant estimates and assumptions.
We identified certain assumptions in the purchase accounting adjustment for acquired loans used in the determination of the credit component of the adjustment for non-purchased credit deteriorated (“Non-PCD”) loans as a critical audit matter. Auditing these significant assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including evaluating the appropriateness of the market data selected.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of the controls associated with evaluating the credit component of the adjustment to Non-PCD loans.
•Testing the completeness and accuracy of the loan level data utilized in the valuation of the acquisition date fair value of acquired Non-PCD loans by confirming on a sample basis, loan level data with borrowers and agreeing loan level data to management’s documentation.
•Evaluating the appropriateness of the valuation model used to develop the credit component of the adjustment to Non-PCD loans, by comparing the credit characteristics of the acquired loan portfolio to the Company’s legacy loans evaluated on a collective basis and identifying potential sources of disconfirming information.

/s/ BDO USA, P.C.
(formerly HORNE LLP)

We have served as the Company’s auditor since 2005.

Memphis, Tennessee
March 2, 2026

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Renasant Corporation
Tupelo, Mississippi

Opinion on Internal Control Over Financial Reporting

We have audited Renasant Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the accompanying consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to implement appropriate segregation of duties over a certain subset of manual journal entries has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated March 2, 2026, on those consolidated financial statements.

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

/s/ BDO USA, P.C.
Memphis, Tennessee
March 2, 2026

Renasant Corporation and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,
	2025	2024
Assets
Cash and due from banks	$299,592	$198,408
Interest-bearing balances with banks	771,126	893,624
Cash and cash equivalents	1,070,718	1,092,032
Securities held to maturity (net of allowance for credit losses of $32 at both December 31, 2025 and 2024) (fair value of $961,870 and $1,002,544, respectively)	1,030,073	1,126,112
Securities available for sale, at fair value (amortized cost of $2,635,495 and $968,927, respectively)	2,560,818	831,013
Loans held for sale, at fair value	265,959	246,171
Loans held for investment, net of unearned income	19,047,039	12,885,020
Allowance for credit losses	(293,955)	(201,756)
Loans, net	18,753,084	12,683,264
Premises and equipment, net	465,141	279,796
Other real estate owned, net	15,191	8,673
Goodwill	1,405,840	988,898
Other intangible assets, net	146,612	14,105
Bank-owned life insurance	492,541	391,810
Mortgage servicing rights, net	65,271	72,991
Other assets	480,178	300,003
Total assets	$26,751,426	$18,034,868
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$5,043,960	$3,403,981
Interest-bearing	16,429,110	11,168,631
Total deposits	21,473,070	14,572,612
Short-term borrowings	555,774	108,018
Long-term debt	499,756	430,614
Other liabilities	337,921	245,306
Total liabilities	22,866,521	15,356,550
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 250,000,000 and 150,000,000 shares authorized, respectively; 97,722,397 and 66,484,225.00 shares issued, respectively; 94,636,207 and 63,565,690 shares outstanding, respectively	488,612	332,421
Treasury stock, at cost, 3,086,190 and 2,918,535 shares, respectively	(103,494)	(97,196)
Additional paid-in capital	2,392,997	1,491,847
Retained earnings	1,196,522	1,093,854
Accumulated other comprehensive loss, net of taxes	(89,732)	(142,608)
Total shareholders’ equity	3,884,905	2,678,318
Total liabilities and shareholders’ equity	$26,751,426	$18,034,868
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Share Data)

	Year Ended December 31,
	2025	2024	2023
Interest income
Loans	$1,128,013	$806,296	$716,456
Securities
Taxable	90,054	37,383	44,482
Tax-exempt	10,920	4,541	6,006
Other	33,272	39,557	30,375
Total interest income	1,262,259	887,777	797,319
Interest expense
Deposits	412,553	346,592	232,331
Borrowings	45,737	28,989	45,661
Total interest expense	458,290	375,581	277,992
Net interest income	803,969	512,196	519,327
Provision for credit losses on loans	92,573	11,248	18,793
Provision for (reversal of) credit losses on unfunded commitments	14,884	(1,975)	(3,200)
Provision for credit losses	107,457	9,273	15,593
Net interest income after provision for credit losses	696,512	502,923	503,734
Noninterest income
Service charges on deposit accounts	51,933	41,779	39,199
Fees and commissions	19,796	16,190	17,901
Insurance commissions	—	5,473	11,102
Wealth management revenue	31,201	23,559	22,132
Mortgage banking income	37,351	36,376	32,413
Gain on sale of insurance agency	—	53,349	—
Gain on debt extinguishment	—	56	620
Net losses on sales of securities	—	—	(22,438)
Impairment losses on securities	—	—	(19,352)
BOLI income	14,244	11,567	10,463
Other	27,355	15,311	21,035
Total noninterest income	181,880	203,660	113,075
Noninterest expense
Salaries and employee benefits	368,563	283,768	281,768
Data processing	20,704	16,030	15,195
Net occupancy and equipment	63,651	45,960	46,471
Other real estate owned	1,651	858	267
Professional fees	14,869	12,418	13,671
Advertising and public relations	18,355	16,210	14,726
Intangible amortization	27,103	4,691	5,380
Communications	13,665	8,379	8,238
Merger and conversion related expenses	49,331	13,349	—
Other	73,768	59,955	53,906
Total noninterest expense	651,660	461,618	439,622
Income before income taxes	226,732	244,965	177,187
Income taxes	45,460	49,508	32,509
Net income	$181,272	$195,457	$144,678
Basic earnings per share	$2.09	$3.29	$2.58
Diluted earnings per share	$2.07	$3.27	$2.56
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$181,272	$195,457	$144,678
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding gains on securities	47,347	1,074	15,128
Reclassification adjustment for losses realized in net income	—	—	31,063
Amortization of unrealized holding losses on securities transferred to the held to maturity category	8,610	9,476	10,091
Total securities available for sale	55,957	10,550	56,282
Derivative instruments:
Unrealized holding losses on derivative instruments	(6,960)	(1,961)	(4,524)
Amounts reclassified into earnings	3,129	2,339	2,619
Total derivative instruments	(3,831)	378	(1,905)
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	454	405	60
Amortization of net actuarial loss recognized in net periodic pension cost	296	315	344
Total defined benefit pension and post-retirement benefit plans	750	720	404
Other comprehensive income, net of tax	52,876	11,648	54,781
Comprehensive income	$234,148	$207,105	$199,459
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount					Total
Balance at January 1, 2023	55,953,104	$296,483	$(111,577)	$1,302,422	$857,725	$(209,037)	$2,136,016
Net income	—	—	—	—	144,678	—	144,678
Other comprehensive income	—	—	—	—	—	54,781	54,781
Comprehensive income							199,459
Cash dividends ($0.88 per share)	—	—	—	—	(50,279)	—	(50,279)
Issuance of common stock for stock-based compensation awards	189,103	—	6,328	(7,857)	—	—	(1,529)
Stock-based compensation expense	—	—	—	13,716	—	—	13,716
Balance at December 31, 2023	56,142,207	$296,483	$(105,249)	$1,308,281	$952,124	$(154,256)	$2,297,383
Net income	—	—	—	—	195,457	—	195,457
Other comprehensive income	—	—	—	—	—	11,648	11,648
Comprehensive income							207,105
Cash dividends ($0.88 per share)	—	—	—	—	(53,727)	—	(53,727)
Common stock issued in public offering	7,187,500	35,938	—	181,062	—	—	217,000
Issuance of common stock for stock-based compensation awards	235,983	—	8,053	(11,379)	—	—	(3,326)
Stock-based compensation expense	—	—	—	13,883	—	—	13,883
Balance at December 31, 2024	63,565,690	$332,421	$(97,196)	$1,491,847	$1,093,854	$(142,608)	$2,678,318
Net income	—	—	—	—	181,272	—	181,272
Other comprehensive income	—	—	—	—	—	52,876	52,876
Comprehensive income							234,148
Repurchase of shares in connection with stock repurchase program	(388,940)	—	(13,336)	—	—	—	(13,336)
Cash dividends ($0.89 per share)	—	—	—	—	(78,604)	—	(78,604)
Common stock issued in connection with an acquisition	31,238,172	156,191	—	894,630	—	—	1,050,821
Issuance of common stock for stock-based compensation awards	221,285	—	7,038	(11,203)	—	—	(4,165)
Stock-based compensation expense	—	—	—	17,723	—	—	17,723
Balance at December 31, 2025	94,636,207	$488,612	$(103,494)	$2,392,997	$1,196,522	$(89,732)	$3,884,905
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income	$181,272	$195,457	$144,678
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	107,457	9,273	15,593
Depreciation, amortization and accretion	16,212	32,284	35,231
Deferred income tax (benefit)	1,687	4,649	(5,005)
Impairment losses on securities	—	—	19,352
Gain on sale of mortgage servicing rights	(1,467)	(3,472)	(547)
Gain on sale of insurance agency	—	(53,349)	—
Funding of mortgage loans held for sale	(1,612,645)	(1,400,467)	(1,330,912)
Proceeds from sales of mortgage loans held for sale	1,616,372	1,347,659	1,277,363
Gains on sales of mortgage loans held for sale	(20,329)	(16,611)	(14,573)
Losses on sales of securities	—	—	22,438
Gain on debt extinguishment	—	(56)	(620)
(Gains) losses on sales of premises and equipment	(2,498)	33	(173)
Stock-based compensation	17,723	13,883	13,716
Income from bank-owned life insurance	(14,244)	(11,567)	(10,463)
Net change in operating leases	9,816	6,337	9,554
Net increase in other assets	(27,061)	(9,784)	(51,077)
Net (decrease) increase in other liabilities	(824)	(7,854)	23,998
Net cash provided by operating activities	271,471	106,415	148,553
Investing activities
Purchases of securities available for sale	(1,201,061)	(174,229)	(11,899)
Proceeds from sales of securities available for sale	686,485	177,185	488,981
Proceeds from call/maturities of securities available for sale	311,310	88,830	149,025
Proceeds from call/maturities of securities held to maturity	102,009	102,178	109,953
Proceeds from sale of mortgage servicing rights	9,353	23,011	—
Net increase in loans	(957,067)	(543,495)	(791,803)
Purchases of premises and equipment	(33,720)	(13,645)	(21,634)
Proceeds from sales of premises and equipment	8,642	344	943
Net cash received from sale of insurance agency	6,412	55,333	—
Purchases of FHLB stock	(26,426)	(3,149)	(28,236)
Proceeds from redemption of FHLB stock	19,781	7,944	44,312
Proceeds from sales of other assets	18,660	3,350	3,115
Proceeds from surrender of bank-owned life insurance	56,255	—	—
Net cash received in acquisition of businesses	261,483	—	—
Other, net	3,859	1,313	1,844
Net cash used in investing activities	(734,025)	(275,030)	(55,399)
Financing activities
Net increase in deposits	443,674	495,827	589,819
Net increase (decrease) in short-term borrowings	149,506	(199,559)	(404,655)
Repayment of long-term debt	(60,000)	(245)	(2,680)
Cash paid for dividends	(78,604)	(53,727)	(50,279)
Repurchase of shares in connection with stock repurchase program	(13,336)	—	—
Proceeds from equity offering	—	217,000	—
Net cash provided by financing activities	441,240	459,296	132,205
Net (decrease) increase in cash and cash equivalents	(21,314)	290,681	225,359
Cash and cash equivalents at beginning of year	1,092,032	801,351	575,992
Cash and cash equivalents at end of year	$1,070,718	$1,092,032	$801,351
See Notes to Consolidated Financial Statements.         73

Renasant Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosures
Cash paid for interest	$443,282	$381,004	$239,611
Cash paid for income taxes	$18,363	$29,065	$42,047
Noncash transactions:
Transfers of loans to other real estate	$14,737	$5,037	$10,738
Common stock issued in acquisition of businesses	$1,050,821	$—	$—
Recognition of operating right-of-use assets and liabilities	$7,312	$4,630	$3,126
See Notes to Consolidated Financial Statements.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies
(Dollar amounts in thousands)
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”), Renasant Insurance, Inc., Park Place Capital Corporation, Continental Republic Capital, LLC (doing business as “Republic Business Credit”) and Southwest Georgia Insurance Services, Inc. On July 1, 2024, the Bank sold substantially all of the assets of Renasant Insurance, Inc., and on December 31, 2025, the Bank sold substantially all of the assets of Southwest Georgia Insurance Services, Inc. Following theses sales, the relevant entity discontinued its insurance agency operations. Through its subsidiaries, the Company offers a diversified range of financial, wealth management and fiduciary services to its retail and commercial customers from offices located throughout the Southeast, and the Company offers factoring and asset-based lending on a nationwide basis.
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
Consolidation: The accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries, all of which are wholly-owned, except for certain non-voting preferred equity issued by the Company’s real estate investment trust subsidiaries. All intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. Reclassifications had no effect on prior years’ net income or shareholders’ equity.
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
The amortized cost of securities, regardless of classification, is adjusted for amortization of premiums and accretion of discounts using the effective interest method. Such amortization and accretion is included in interest income from securities, as is dividend income. Realized gains and losses on sales of securities and impairments are recorded in the line items “Net losses on sales of securities” and “Impairment losses on securities”, respectively, on the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.
The Company evaluates its allowance for credit losses on the held to maturity investment portfolio on a quarterly basis. Expected credit losses on debt securities classified as held to maturity are measured on a collective basis by major security type. The estimates of expected credit losses are based on historical default rates, investment grades, current conditions, and reasonable and supportable forecasts about the future. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off. All of the residential and commercial mortgage-backed securities recorded as held to maturity are guaranteed by U.S. Government agencies and government-sponsored entities. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and political subdivision securities are highly rated by major rating agencies.
The Company also evaluates available for sale investment securities in an unrealized loss position on a quarterly basis. If the Company intends to sell the security or it is more likely than not that it will be required to sell before recovery, the entire unrealized loss is recorded as a loss within noninterest income in the Consolidated Statements of Income with a corresponding adjustment to the amortized cost basis of the security. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the Company evaluates if any of the unrealized loss is related to a potential credit loss. The amount, if any, related to credit loss is recognized in earnings

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

as a provision for credit loss and a corresponding allowance for credit losses is established; each is calculated as the difference between the estimate of discounted future cash flows and the amortized cost basis of the security. A number of qualitative and quantitative factors, including the financial condition of the underlying issuer, current and projected deferrals or defaults and credit ratings by nationally recognized statistical rating agencies are considered by management in the estimate of the discounted future cash flows. The remaining difference between the fair value and the amortized cost basis of the security is considered the amount related to other market factors and is recognized in other comprehensive income, net of applicable taxes.
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
Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally U.S. government and agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party.
Loans Held for Sale: The “Loans held for sale” line item on the Company’s Consolidated Balance Sheets consists of residential mortgage loans held for sale. The Company has elected to carry these loans at fair value. Gains and losses are realized at the time consideration is received and all other criteria for sales treatment have been met. These realized and unrealized gains and losses are classified under the line item “Mortgage banking income” on the Consolidated Statements of Income.
Factoring: The Company provides short-term financing to certain clients by operating as a factor. The Company purchases accounts receivable from its client and then generally collects the receivables directly from the client’s account customers. Cash is advanced to the Company’s client to the extent of the advance rate, less any applicable fees, set forth in the individual factoring agreement. The unadvanced portion of the purchased receivables are considered client reserves and may be used to settle payment disputes or collection shortfalls. Upon collection of the receivable and settlement of any client obligation, the client reserves are returned to the client. Factoring receivables, net of client reserves, are reported as “Loans” on the Consolidated Balance Sheets (this includes arrangements where the Company does not directly collect the receivables of the client’s account customers). Factoring fees are reported as interest income on loans while other fees generated from factoring relationships are reported as noninterest income on the Consolidated Statements of Income.
Loans and the Allowance for Credit Losses: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their amortized cost or outstanding unpaid principal balances, in either case adjusted for charge-offs, the allowance for credit losses, any deferred fees or costs on originated loans and any purchase discounts or premiums on purchased loans. Renasant Bank defers certain nonrefundable loan origination fees as well as the direct costs of originating or acquiring loans. The deferred fees and costs are then amortized over the term of the note for all loans with payment schedules. Loans with no payment schedule are amortized using the straight-line method. The amortization of these deferred fees is presented as an adjustment to the yield on loans. Interest income is accrued on the unpaid principal balance.
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
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Generally, the recognition of interest on mortgage and commercial and industrial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Consumer and other retail loans are typically charged-off no later than the time the loan is 120 days past due. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. Loans may be placed on

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

nonaccrual regardless of whether or not such loans are considered past due. All interest accrued, but not collected, for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Because accrued interest receivable not expected to be collected is written off in a timely manner, the Company has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses.
The allowance for credit losses is an estimate of expected losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb credit losses inherent in such loan portfolio. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis. Loan losses are charged against the allowance for credit losses when management confirms the uncollectability of a loan balance. Subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses on loans held for investment, as reported in the Company’s Consolidated Balance Sheets, is then adjusted by a provision for credit losses, which is recorded in earnings. Expected credit loss inherent in non-cancellable off-balance-sheet credit exposures is accounted for as a separate liability in the Consolidated Balance Sheets.
The credit loss estimation process involves procedures to appropriately consider the unique characteristics of the Company’s loan portfolio segments. Credit quality is assessed and monitored by evaluating various attributes, and the results of those evaluations are utilized in underwriting new loans and in the Company’s process for the estimation of expected credit losses. Credit quality monitoring procedures and indicators can include an assessment of critizied loans, the types of loans, historical loss experience, new lending products, emerging credit trends, changes in the size and character of loan categories and other factors, including the Company’s risk rating system, regulatory guidance and economic conditions, such as the unemployment rate and GDP growth in the markets in which the Company operates, as well as trends in the market values of underlying collateral securing loans, all as determined based on input from management, loan review staff and other sources. This evaluation is complex and inherently subjective, as it requires estimates by management that are inherently uncertain and therefore susceptible to significant revision as more information becomes available. Similarly, there may be significant changes in the allowance and provision for credit losses in future periods as the estimates and assumptions underlying such estimates are adjusted in light of then-prevailing factors and forecasts. Changes in any of the assumptions involved in the estimation process may result in significant changes in the allowance and provision for credit losses in those future periods.
The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, a collective (or pool) component for estimating expected credit losses for pools of loans that share similar risk characteristics; and second, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans.
The Company’s loans are segregated into loan portfolio segments based upon similarity of credit risk. The Company’s loan portfolio segments are as follows:
Commercial and Industrial (“Commercial”) - Commercial loans are customarily granted to established local business customers in the Company’s market area on a collateralized basis to meet their credit needs. Maturities are typically short term in nature and are commensurate with the secondary source of repayment that serves as the Company’s collateral. Although commercial loans may be collateralized by equipment or other business assets, the repayment of this type of loan depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the chief considerations when assessing the risk of a commercial loan are the local business borrower’s ability to sell its products/services, thereby generating sufficient operating revenue to repay the Company under the agreed upon terms and conditions, and the general business conditions of the local economy or other markets that the business serves. The Company’s factoring receivables are categorized as commercial loans; for these, the risk assessment considers the ability of the client’s account customer, rather than the client itself, to repay the Company. The Company’s lease financing receivables, which are granted to provide capital to businesses for commercial equipment needs, are also categorized as commercial loans; such loans are generally granted for periods ranging between two and five years at fixed rates of interest. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to the Company from lease financing. In the event of default, a shortfall in the value of the collateral may pose a loss in this loan category. The Company obtains a lien against the collateral securing the loan and holds title (if applicable) until the loan is repaid in full. Transportation, manufacturing, healthcare, material handling, printing and construction are the industries that typically obtain lease financing.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

Construction and Land Development (“Construction”) - The Company’s construction loan portfolio consists of loans for the construction of single-family residential properties, multi-family properties and commercial projects. The Company also offers commercial real estate loans to developers of commercial properties for purposes of site acquisition and preparation and other development prior to actual construction (referred to as “commercial land development loans”); loans for the preparation of residential real property prior to construction are also included in this segment (referred to as “residential land development loans”). Maturities for construction loans generally range from six to 12 months for residential properties and from 24 to 36 months for non-residential and multi-family properties. The source of repayment of a construction loan comes from the sale or lease of newly-constructed property, although often construction loans are repaid with the proceeds of a commercial real estate loan that the Company makes to the owner or lessor of the newly-constructed property. Land development loans are dependent on the successful completion of the project and may be affected by adverse conditions in the real estate market or the economy as a whole.
Real Estate - 1-4 Family Mortgage (“1-4 Family Mortgage”) - This segment of the Company’s loan portfolio includes loans secured by first or second liens on residential real estate in which the property is the principal residence of the borrower, as well as loans secured by residential real estate in which the property is rented to tenants or is otherwise not the principal residence of the borrower. In addition, this segment includes home equity loans or lines of credit and term loans secured by first and second mortgages on the residences of borrowers who elect to use the accumulated equity in their homes for purchases, refinances, home improvements, education and other personal expenditures. The Company attempts to minimize the risk associated with residential real estate loans by scrutinizing the financial condition of the borrower; typically, the maximum loan-to-value ratio is also limited.
Commercial Real Estate - Owner Occupied (“Owner Occupied CRE”) - Included in this portfolio segment are loans in which the owner develops a property with the intention of locating its business there. Payments on these loans are dependent on the successful development and management of the business as well as the borrower’s ability to generate sufficient operating revenue to repay the loan. In some instances, in addition to the mortgage on the underlying real estate of the business, owner-occupied commercial real estate loans are secured by other non-real estate collateral, such as equipment or other assets used in the business.
Commercial Real Estate - Non-Owner Occupied (“Non-Owner Occupied CRE”) - Included in this portfolio segment are loans in which the owner develops a property where the source of repayment of the loan will come from the sale or lease of the developed property, for example, retail shopping centers, hotels and storage facilities. Non-owner occupied commercial real estate loans are dependent on the successful completion of the project and may be affected by adverse conditions in the real estate market or the economy as a whole.
Consumer - Consumer loans are granted to individuals for the purchase of personal goods. Loss or decline of income by the borrower due to unplanned occurrences represents the primary risk of default to the Company. In the event of default, a shortfall in the value of the collateral may pose a loss in this loan category. Before granting a consumer loan, the Company assesses the applicant’s credit history and ability to meet existing and proposed debt obligations. Although the applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. The Company obtains a lien against the collateral securing the loan and holds title (if applicable) until the loan is repaid in full.
Loans Evaluated on a Collective (Pool) Basis
The allowance for credit losses for loans that share similar risk characteristics with other loans is calculated on a collective or pool basis. In determining the allowance for credit losses on loans evaluated on a collective basis, the Company categorizes loan pools based on loan type and/or risk rating. The Company uses two CECL models: (1) a loss rate model, based on average historical life-of-loan loss rates, which is used for the Construction, 1-4 Family Mortgage and Consumer loans portfolio segments, and (2) a probability of default/loss given default model, which calculates an expected loss percentage for each loan pool by considering (a) the probability of default, based on the migration of loans from performing (using risk ratings) to default using life-of-loan analysis periods, and (b) the historical severity of loss, based on the aggregate net lifetime losses incurred per loan pool, which is used for Commercial, Non-Owner Occupied CRE and Owner Occupied CRE portfolio segments.
The historical loss rates calculated as described above are adjusted, as necessary, for both internal and external qualitative factors where there are differences in the historical loss data of the Company and current or projected future conditions. Internal

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

factors include loss history, changes in credit quality (including movement between risk ratings) and/or credit concentration and changes in the nature and volume of the respective loan portfolio segments. External factors include current and reasonable and supportable forecasted economic conditions and changes in collateral values. These factors are used to adjust the historical loss rates (as described above) to ensure that they reflect management’s expectation of future conditions based on a reasonable and supportable forecast period of two years. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, when necessary, the models immediately revert to the historical loss rates adjusted for qualitative factors related to current conditions.
Loans Evaluated on an Individual Basis
For loans that do not share similar risk characteristics with other loans, an analysis of the loan is performed to determine the expected credit loss. If a respective loan is collateral dependent (that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral), the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of collateral is initially based on external appraisals. Such values are updated every twelve months, either from external third parties or in-house certified appraisers. Third-party appraisals, when utilized, are obtained from a pre-approved list of independent, local appraisal firms. The fair value of the collateral derived from the external appraisal is then adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. Other acceptable methods for determining the expected credit losses for individually evaluated loans (typically used when the loan is not collateral dependent) is a discounted cash flow approach or, if applicable, an observable market price. Once the expected credit loss amount is determined, an allowance equal to such expected credit loss is included in the allowance for credit losses.
The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in the “Other liabilities” line item on the Consolidated Balance Sheets. Changes in such allowance are recorded in the “Provision for (reversal of) credit losses on unfunded commitments” line item on the Consolidated Statements of Income. Management estimates the amount of expected losses on unfunded loan commitments by calculating a likelihood of funding over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the allowance for credit losses on loans methodology described above to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company.
See Note 4, “Loans,” and Note 5, “Allowance for Credit Losses” for disclosures regarding the Company’s held for investment loan portfolio and the related allowance for credit losses.
Business Combinations, Accounting for Purchased Credit Deteriorated Loans and Related Assets: Business combinations are accounted for by applying the acquisition method, where identifiable assets acquired and liabilities assumed and any non-controlling interest in the acquired company at the acquisition date are measured at their fair values as of that date and are recognized separately from goodwill. Results of operations of the acquired entities are included in the Consolidated Statements of Income from the date of acquisition. Acquisition costs incurred by the Company are expensed as incurred.
For a purchased asset that the Company has the intent of holding for investment, the Company determines whether the asset has experienced more-than-insignificant deterioration in credit quality since origination. Factors used in the determination will vary but may include delinquency history, historical accrual status, and downgrades in the risk rating by the seller, among others. The Company’s review of an asset during its due diligence evaluation of the purchase may identify other unique attributes that would indicate that more-than-insignificant deterioration has occurred such as the borrower’s financial condition, credit rating or credit score as well as the value of underlying collateral. The Company analyzes these factors collectively and may also consider market conditions or economic factors that would indicate a purchased asset has experienced more-than-insignificant deterioration in credit quality since origination. Such assets that have experienced more-than-insignificant deterioration are referred to as purchased credit deteriorated (“PCD”) assets. For PCD loans, the initial estimate of expected credit losses is recognized in the allowance for credit losses on the date of acquisition. The initial amortized cost of PCD loans is determined by reducing the loans’ par value by the acquisition date estimate of expected credit losses with any difference between the resulting amount and the loans’ purchase price recorded as a non-credit-related discount. After initial recognition, the accounting for PCD assets will generally follow the credit loss model that applies to that type of asset. Non-PCD assets record the Day 1 allowance for credit losses through earnings on the date of purchase. The Company accretes or amortizes as interest income the fair value discounts on both PCD and non-PCD assets over the life of the asset.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by use of the straight-line method, with annual provisions for depreciation computed primarily using estimated lives of 40 years for premises, three to seven years for furniture and equipment and three to five years for computer equipment and transportation equipment. Leasehold improvements are depreciated over the period of the leases or the estimated useful life of the improvements, whichever is shorter.
Leases: The Company enters into both lessor and lessee arrangements and determines if an arrangement is a lease at inception. The Company elected the practical expedient to account for lease and non-lease components as a single lease component for all asset classes.
All of the Company’s lessee arrangements are operating leases, being real estate leases for Company facilities. Under these arrangements, the Company records a lease liability for the present value of the future lease payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon the Company’s incremental borrowing rate, which is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term in a similar environment. The Company recognizes a right-of-use asset and a lease liability for all leases with a term greater than 12 months on its balance sheet regardless of whether the lease is classified as financing or operating. The Company recognizes lease expense as incurred for leases with an initial term of less than 12 months. Right-of-use assets are reported in premises and equipment on the Consolidated Balance Sheets and the related lease liabilities are reported in other liabilities. Lease terms may contain renewal and extension options and early termination features. Many leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of lease renewal options is at the Company’s sole discretion. Renewal options which are reasonably certain to be exercised in the future were included in the measurement of right-of-use assets and lease liabilities.
Lease expense is recognized on a straight-line basis over the lease term and is recorded in the “Net occupancy and equipment expense” line item in the Consolidated Statements of Income. Variable lease payments consist primarily of common area maintenance, insurance and taxes. The Company does not have any material sublease agreements currently in place.
The Company finances various types of equipment arrangements for customers through operating, direct financing and sales-type leases. Lease payment terms are fixed and are typically payable in monthly installments. The lease arrangements may contain renewal options and purchase options that allow the lessee to purchase the leased equipment at the end of the lease term. The leases generally do not contain non-lease components. Prior to lease inception, the Company estimates the expected residual value of the leased property at the end of the lease term by considering both internal and third-party appraisals. In order to mitigate potential exposure to residual asset risk, the Company utilizes first amendment or terminal rental adjustment clause leases. The net investment in these leases consists of the carrying amount of the lease receivables plus residual balances and deferred income. The Company’s net investment is included in “Loans held for investment, net of unearned income” on the Consolidated Balance Sheets. Lease income is included in interest income on loans on the Consolidated Statements of Income.
Other Real Estate Owned: Other real estate owned (“OREO”) consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are initially recorded into other real estate owned at fair value less cost to sell and are subsequently carried at the lower of cost or fair value based on updated appraised values less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for credit losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included under the line item “Other real estate owned” on the Consolidated Statements of Income.
Mortgage Servicing Rights: The Company retains the right to service certain mortgage loans that it sells to secondary market investors. These mortgage servicing rights are recognized as a separate asset on the date the corresponding mortgage loan is sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. These servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, mortgage interest rates and other factors. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance, to the extent that unamortized cost exceeds fair value. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to income. Changes in valuation allowances related to servicing rights are reported in the line item “Mortgage banking income” on the Consolidated Statements of Income. The fair value of servicing rights is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

and losses. See Note 9, “Mortgage Servicing Rights,” for further details. From time to time, the Company may sell a portion or all of its mortgage servicing rights. Any gains or losses on such sales are reported in the line item “Mortgage banking income” on the Consolidated Statements of Income.
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets, consisting of core deposit intangibles and customer relationship intangibles, represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangibles with finite lives are amortized over their estimated useful lives. Goodwill and other intangible assets are subject to impairment testing annually or more frequently if events or circumstances indicate possible impairment; if impaired, such assets are recorded at fair value. Goodwill is assigned to the Company’s reporting segments. In determining the fair value of the Company’s reporting units, management uses the market approach. Other intangible assets are reviewed for events or circumstances that could impact the recoverability of the intangible asset, such as a loss of core deposits, increased competition or adverse changes in the economy.
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
Revenue from Contracts with Customers: For revenue streams with customers recorded in non-interest income, costs that are incremental to obtaining a contract are capitalized. In the case of the Company, these costs include sales commissions for insurance, wealth management fees, and revenue from certain sales of OREO. Costs with an amortization period of one year or less are expensed as incurred.
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
Insurance Commissions
- Insurance commissions are earned when policies are placed by customers with the insurance carriers and are collected and recognized using two different methods: the agency bill method and the direct bill method. Prior to the sale of the Company’s insurance agency businesses in July 2024 (as to Renasant Insurance, Inc.) and December 2025 (as to Southwest Georgia Insurance Services, Inc.) each insurance agency, under the agency bill method, was responsible for billing the customers directly and then collecting and remitting the premiums to the insurance carriers. Agency bill revenue was recognized at the later of the invoice date or effective date of the policy. Under the direct bill method, premium billing and collections were handled by the insurance carriers, and a commission was then paid to the insurance agency. Direct bill revenue was recognized when the commission payment was received from the insurance carriers.
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
Income Taxes: Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. It is the Company’s policy to recognize interest and penalties, if incurred, related to unrecognized tax benefits in income tax expense. The Company and its subsidiaries file a consolidated federal income tax return. Renasant Bank provides for income taxes on a separate-return basis and remits to the Company amounts determined to be currently payable.
Deferred income taxes, included in “Other assets” on the Consolidated Balance Sheets, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes that the Company and its subsidiaries will realize a substantial majority of the deferred tax assets. When it is more likely than not that deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense.
The Company releases income tax effects from accumulated other comprehensive income when the related pre-tax amounts are reclassified to earnings.
Fair Value Measurements: Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The accounting guidance for fair value measurement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, including:
- Level 1: Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.
- Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
- Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models such as discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

Classification in the hierarchy is based upon the lowest level of input that is significant to the fair value measurement of the asset or liability. See Note 16, “Fair Value Measurements,” for further details regarding the Company’s methods and assumptions used to estimate the fair values of the Company’s financial assets and liabilities.
Derivative Instruments and Hedging Activities: The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as to meet the needs of its customers. Derivative financial instruments are included in the Consolidated Balance Sheets line item “Other assets” or “Other liabilities” at fair value. Cash flows related to derivative assets and liabilities are reported in the net change in other assets or liabilities as operating activities in the Consolidated Statements of Cash Flows.
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
The Company also utilizes derivative instruments that are not designated as hedging instruments. The Company enters into interest rate cap and/or floor agreements with its customers and then enters into an offsetting derivative contract position with other financial institutions to mitigate the interest rate risk associated with these customer contracts. Because these derivative instruments are not designated as hedging instruments, changes in the fair value of the derivative instruments are recognized currently in earnings and are reflected under the line item “Interest income on loans” on the Consolidated Statements of Income.
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
Retirement Plans: The Company sponsors a noncontributory pension plan and provides retiree medical benefits for certain employees. The Company’s independent actuary firm prepares actuarial valuations of pension cost and obligation, using assumptions and estimates. Expense related to the plans is included under the line item “Salaries and employee benefits” on the Consolidated Statements of Income. Actuarial gains and losses are recognized in accumulated other comprehensive income, net of tax, until they are amortized as a component of plan expense. See Note 13, “Employee Benefit and Deferred Compensation Plans,” for further details regarding the Company’s retirement plans.
Stock-Based Compensation: Compensation expense for option grants and restricted stock awards is determined based on the estimated fair value of the stock options and restricted stock on the applicable grant or award date and is recognized over the respective awards’ vesting period. The Company has elected to account for forfeitures in compensation cost when they occur.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

The Company utilizes the Black-Scholes model for determining fair value of stock options granted. Expense associated with the Company’s stock-based compensation is included under the line item “Salaries and employee benefits” on the Consolidated Statements of Income. See Note 13, “Employee Benefit and Deferred Compensation Plans,” for further details regarding the Company’s stock-based compensation.
Earnings Per Common Share: Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the pro forma dilution of shares outstanding, assuming nonvested restricted stock awards, whose vesting is subject to future service requirements, were outstanding common shares as of the awards’ respective grant dates, calculated in accordance with the treasury method (the Company had no stock options outstanding in 2025, 2024 or 2023). See Note 18, “Net Income Per Common Share,” for the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.
Impact of Recently-Issued Accounting Standards and Pronouncements:
In December 2023, FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. Entities are also required to disclose income/(loss) from continuing operations before income tax expense/(benefit) disaggregated between domestic and foreign, as well as income tax expense/(benefit) from continuing operations disaggregated by federal, state and foreign. ASU 2023-09 was adopted on January 1, 2025 and such required disclosures have been incorporated herein on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s financial statements beyond the additional required disclosures.
In November 2024, FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires public business entities to provide additional disaggregated information about certain income statement expense captions in the notes to the financial statements. The standard requires disclosure of specified natural expense categories, such as employee compensation, depreciation, and intangible asset amortization, within relevant expense captions, as well as qualitative descriptions of other amounts not separately disaggregated. The guidance is intended to provide investors with more detailed information about the components of an entity’s expenses. ASU 2024-03 will be effective January 1, 2027, and is not expected to have an impact on the Company’s consolidated financial position or results of operations but will result in expanded disclosures.
In November 2025, FASB issued ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans” (“ASU 2025-08”), which amends the guidance on accounting for purchased loans under the current expected credit losses model. The amendments clarify and refine the measurement and recognition requirements for purchased financial assets with credit deterioration and other purchased loans, including guidance on determining the initial allowance for credit losses, the treatment of noncredit discounts and premiums, and subsequent measurement considerations. The standard is intended to improve consistency in practice and reduce complexity in applying the CECL model to purchased loan portfolios. ASU 2025-08 will be effective January 1, 2027, and shall be applied prospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures, including the potential effects on the allowance for credit losses and net interest income. The actual impact will depend on the volume and characteristics of loan portfolios purchased after the effective date.
In November 2025, FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”), which enables entities to apply hedge accounting to a greater number of highly effective economic hedges in the following areas: (1) similar risk assessment for cash flow hedges, (2) hedging forecasted interest payments on choose-your-rate debt instruments, (3) cash flow hedges of nonfinancial forecasted transactions, (4) net written options as hedging instruments, and (5) foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). ASU 2025-09 will be effective January 1, 2028, and is not expected to have a material impact on the Company's consolidated financial position or results of operations, but it may affect the timing and presentation of gains and losses related to hedging activities and result in expanded disclosures.
In December 2025, FASB issued ASU 2025-10, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-10”), which clarifies current interim reporting requirements and the applicability of Topic 270 by providing a comprehensive list of interim disclosures required by GAAP. ASU 2025-10 will be effective January 1, 2028 and is not

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 – Significant Accounting Policies (continued)

expected to have a significant impact on the Company’s consolidated financial position or results of operations, but it may result in expanded or condensed interim disclosures.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Mergers and Acquisitions
(Dollar amounts in thousands, except per share data)
Acquisition of The First Bancshares, Inc. (“The First”)
Effective April 1, 2025, the Company completed its acquisition by merger of The First, the parent company of The First Bank, in a transaction valued at approximately $1,052,690. The Company issued 30,811,851 shares of common stock and paid approximately $1,869, net of tax benefit, to The First stock option holders for 100% of the voting equity interest in The First. 426,321 shares of unvested restricted stock awards of The First were assumed and converted into restricted stock awards of Renasant, subject to the same terms and conditions. At closing, The First merged with and into the Company, with the Company the surviving corporation in the merger; immediately thereafter, The First Bank merged with and into Renasant Bank, with Renasant Bank the surviving banking corporation in the merger. Before the merger, The First operated 116 banking locations throughout Louisiana, Mississippi, Alabama, Georgia and Florida. The Company incurred transaction costs of $49,331 during the year ended December 31, 2025. These transaction costs are reported in the line item “Merger and conversion-related expenses” in the Consolidated Statements of Income.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair values as of the acquisition date. The Company recorded approximately $583,672 in intangible assets, which consist of goodwill of $418,196, a core deposit intangible of $165,476 and a customer relationship intangible of $5,866 associated with Southwest Georgia Insurance Services, Inc. (“SGIS”), The First’s wholly-owned insurance subsidiary. Goodwill resulted from a combination of revenue enhancements from expansion in existing markets and efficiencies resulting from operational synergies. As a result of various measurement period adjustments identified during the third and fourth quarters of 2025, the estimated fair value of goodwill as of the acquisition date decreased $12,688 from $430,884 to $418,196. The goodwill is not deductible for income tax purposes. The fair value of the core deposit intangible is being amortized over the estimated useful life, currently expected to be approximately 10 years. On December 31, 2025, substantially all of the assets and liabilities of SGIS, including the customer relationship intangible, were sold, with no gain or loss recognized on the sale. The calculation of goodwill is subject to change as additional information, specifically regarding final valuations of a few properties included in premises and equipment, becomes available during the one-year measurement period.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 - Mergers and Acquisitions (continued)

The following table summarizes the preliminary fair value on April 1, 2025 of assets acquired and liabilities assumed on that date in connection with the merger with The First:

	Preliminary Fair Value of Net Assets Acquired at Date of Acquisition	Measurement Period Adjustments	Fair Value of Net Assets Acquired at Date of Acquisition
Cash and cash equivalents	$263,352	$—	$263,352
Securities	1,457,203	174	1,457,377
Loans, including loans held for sale	5,174,903	(1,569)	5,173,334
Premises and equipment	173,174	8,580	181,754
Bank-owned life insurance	146,601	—	146,601
Other real estate owned	11,109	(77)	11,032
Other intangible assets	159,610	5,866	165,476
Other assets	173,359	526	173,885
Total identifiable assets	$7,559,311	$13,500	$7,572,811

Deposits	$6,449,393	$—	$6,449,393
Borrowings	419,165	—	419,165
Other liabilities	59,857	9,902	69,759
Total liabilities	$6,928,415	$9,902	$6,938,317

Net identifiable assets acquired over liabilities assumed	$630,896	$3,598	$634,494
Goodwill(1)	430,884	(12,688)	418,196
Net assets acquired over liabilities assumed	$1,061,780	$(9,090)	$1,052,690
(1) The goodwill resulting from the merger has been assigned to the Community Banks operating segment.
The following table presents additional information related to the acquired loan portfolio at the acquisition date:

April 1, 2025
Purchased Credit-Deteriorated (“PCD”) loans:
Par value	$168,511
Allowance for credit losses at acquisition	(25,003)
Non-credit discount	(4,021)
Fair value on the date of acquisition	$139,487

Non-PCD loans:
Fair value	$5,032,996
Gross contractual amounts receivable	5,233,447
Estimate of contractual cash flows not expected to be collected	62,190

Supplemental Pro Forma Combined Condensed Consolidated Results of Operations (unaudited)
The following unaudited pro forma combined condensed consolidated financial information presents the results of operations for the twelve months ended December 31, 2025 and 2024 of the Company as though the merger with The First had been completed as of January 1, 2024. The unaudited estimated pro forma information combines the historical results of The First with the Company’s historical consolidated results and applies the impact of purchase accounting adjustments such as loan discount accretion, deposit amortization and intangible assets amortization as if the merger was completed as of January 1, 2024. It excludes $20,479 of merger-related expenses and $66,612 of Day 1 acquisition provision expense from the second

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 - Mergers and Acquisitions (continued)

quarter of 2025 and instead includes such expenses in the first quarter of 2024. The pro forma information is not necessarily indicative of what would have occurred had the acquisition taken place on January 1, 2024. The pro forma information does not include the effect of any cost-saving or revenue-enhancing strategies. Other than the aforementioned $20,479 in merger-related expenses, which were attributed to the first quarter of 2024, merger expenses are reflected in the period in which they were incurred.

	Year Ended
	December 31,
	2025	2024
Net interest income - pro forma	$853,353	$835,583

Noninterest income - pro forma	$190,414	$245,836

Net income - pro forma	$240,043	$249,555

Earnings per share - pro forma:
Basic	$2.76	$2.75
Diluted	$2.74	$2.73
Due to the timing of system conversion and the integration of operations into the Company’s existing operations, historical reporting for acquired operations is impracticable, and, therefore, disclosure of the amounts of revenue and expenses of the acquired institution since the acquisition date is impracticable.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Securities
(In Thousands, Except Number of Securities)
The amortized cost and fair value of securities available for sale were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Obligations of states and political subdivisions	$266,553	$8,012	$(1,780)	$272,785
Residential mortgage-backed securities:
Agency mortgage backed securities	793,154	5,670	(15,675)	783,149
Collateralized mortgage obligations	706,986	2,826	(57,908)	651,904
Commercial mortgage-backed securities:
Agency mortgage backed securities	100,314	285	(762)	99,837
Collateralized mortgage obligations	419,356	3,552	(18,120)	404,788
Other debt securities	349,132	1,537	(2,314)	348,355
	$2,635,495	$21,882	$(96,559)	$2,560,818

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Obligations of states and political subdivisions	$20,266	$57	$(2,269)	$18,054
Residential mortgage-backed securities:
Agency mortgage backed securities	185,292	81	(24,468)	160,905
Collateralized mortgage obligations	475,311	75	(86,870)	388,516
Commercial mortgage-backed securities:
Agency mortgage backed securities	11,373	—	(751)	10,622
Collateralized mortgage obligations	146,510	41	(21,595)	124,956
Other debt securities	130,175	440	(2,655)	127,960
	$968,927	$694	$(138,608)	$831,013

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Securities (continued)

The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Obligations of states and political subdivisions	$279,424	$29	$(29,516)	$249,937
Residential mortgage-backed securities:
Agency mortgage backed securities	323,993	—	(10,030)	313,963
Collateralized mortgage obligations	320,258	—	(18,600)	301,658
Commercial mortgage-backed securities:
Agency mortgage backed securities	16,938	—	(2,059)	14,879
Collateralized mortgage obligations	42,079	—	(5,997)	36,082
Other debt securities	47,413	—	(2,062)	45,351
	$1,030,105	$29	$(68,264)	$961,870
Allowance for credit losses - held to maturity securities	(32)
Held-to-maturity securities, net of allowance for credit losses	$1,030,073

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
Obligations of states and political subdivisions	$284,542	$3	$(42,491)	$242,054
Residential mortgage-backed securities:
Agency mortgage backed securities	372,414	—	(25,251)	347,163
Collateralized mortgage obligations	354,882	—	(41,506)	313,376
Commercial mortgage-backed securities:
Agency mortgage backed securities	16,961	—	(2,958)	14,003
Collateralized mortgage obligations	43,662	—	(7,317)	36,345
Other debt securities	53,683	—	(4,080)	49,603
	$1,126,144	$3	$(123,603)	$1,002,544
Allowance for credit losses - held to maturity securities	(32)
Held-to-maturity securities, net of allowance for credit losses	$1,126,112

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Securities (continued)

Available for sale securities sold were as follows for the years ended December 31, 2025, 2024 and 2023.
On April 1, 2025, the Company acquired available for sale securities with a fair value of $1,457,377 as part of the merger with The First. Shortly after the merger, certain securities from this portfolio were sold at carrying value, resulting in no gain or loss on the sale; no other securities were sold during 2025.

	Carrying Value	Net Proceeds	Gain/(Loss)
Twelve months ended December 31, 2025
Obligations of other U.S. Government agencies and corporations	$34,394	$34,394	$—
Obligations of states and political subdivisions	327,509	327,509	—
Residential mortgage-backed securities:
Agency mortgage backed securities	275,910	275,910	—
Collateralized mortgage obligations	2,437	2,437	—
Commercial mortgage-backed securities:
Agency mortgage backed securities	6,541	6,541	—
Collateralized mortgage obligations	6,480	6,480	—
Other debt securities	33,214	33,214	—
	$686,485	$686,485	$—
For the securities sold for the year ended December 31, 2024, the Company intended to sell these as of December 31, 2023, and thereafter completed the sale in January 2024. Therefore, the Company recorded impairment of $19,352 on the securities identified to be sold as of December 31, 2023 and did not recognize a gain or loss during 2024.

	Carrying Value	Net Proceeds	Gain/(Loss)
Twelve months ended December 31, 2024
Obligations of states and political subdivisions	$11,360	$11,360	$—
Residential mortgage-backed securities:
Agency mortgage backed securities	95,922	95,922	—
Collateralized mortgage obligations	43,990	43,990	—
Commercial mortgage-backed securities:
Collateralized mortgage obligations	25,913	25,913	—
	$177,185	$177,185	$—

	Carrying Value	Net Proceeds	Gain/(Loss)
Twelve months ended December 31, 2023
Obligations of other U.S. Government agencies and corporations	$170,000	$164,915	$(5,085)
Obligations of states and political subdivisions	104,950	99,439	(5,511)
Residential mortgage-backed securities:
Agency mortgage backed securities	137,196	130,602	(6,594)
Collateralized mortgage obligations	54,028	51,101	(2,927)
Commercial mortgage-backed securities:
Agency mortgage backed securities	5,048	4,825	(223)
Collateralized mortgage obligations	40,197	38,099	(2,098)
	$511,419	$488,981	$(22,438)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Securities (continued)

Gross realized gains and gross realized losses on sales of securities available for sale were as follows for the periods presented:

	Year Ended December 31,
	2025	2024(1)	2023
Gross gains on sales of securities available for sale	$—	$—	$126
Gross losses on sales of securities available for sale	—	—	(22,564)
Losses on sales of securities available for sale, net	$—	$—	$(22,438)
(1) Impairment of available for sale securities sold in January 2024 and recognized in December 2023 consisted of $5 of gross gains and $19,357 of gross losses.
At December 31, 2025 and 2024, securities with a carrying value of approximately $1,732,787 and $818,344, respectively, were pledged to secure government, public, trust, and other deposits. Securities with a carrying value of $9,023 and $18,732 were pledged as collateral for short-term borrowings and derivative instruments, respectively, at December 31, 2025. Securities with a carrying value of $13,083 and $12,443 were pledged as collateral for short-term borrowings and derivative instruments, respectively, at December 31, 2024.
The amortized cost and fair value of securities at December 31, 2025 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$215	$214	$10,323	$10,351
Due after one year through five years	9,734	9,272	72,225	72,645
Due after five years through ten years	179,864	162,361	128,007	129,427
Due after ten years	89,611	78,090	105,792	110,173
Residential mortgage-backed securities:
Agency mortgage backed securities	323,993	313,963	793,154	783,149
Collateralized mortgage obligations	320,258	301,658	706,986	651,904
Commercial mortgage-backed securities:
Agency mortgage backed securities	16,938	14,879	100,314	99,837
Collateralized mortgage obligations	42,079	36,082	419,356	404,788
Other debt securities	47,413	45,351	299,338	298,544
	$1,030,105	$961,870	$2,635,495	$2,560,818

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Securities (continued)

The following tables present the gross unrealized losses and fair value of investment securities, aggregated by investment category and the length of time the investments have been in a continuous unrealized loss position, as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
December 31, 2025
Obligations of states and political subdivisions	13	$19,454	$(445)	7	$13,591	$(1,335)	20	$33,045	$(1,780)
Residential mortgage-backed securities:
Agency mortgage backed securities	8	135,320	(903)	36	132,975	(14,772)	44	268,295	(15,675)
Collateralized mortgage obligations	2	24,816	(58)	37	299,606	(57,850)	39	324,422	(57,908)
Commercial mortgage-backed securities:
Agency mortgage backed securities	9	71,188	(395)	2	5,595	(367)	11	76,783	(762)
Collateralized mortgage obligations	12	40,387	(56)	25	102,206	(18,064)	37	142,593	(18,120)
Other debt securities	10	191,504	(1,347)	8	14,571	(967)	18	206,075	(2,314)
Total	54	$482,669	$(3,204)	115	$568,544	$(93,355)	169	$1,051,213	$(96,559)
December 31, 2024
Obligations of states and political subdivisions	—	$—	$—	7	$12,841	$(2,269)	7	$12,841	$(2,269)
Residential mortgage-backed securities:
Agency mortgage backed securities	7	11,051	(259)	34	141,321	(24,209)	41	152,372	(24,468)
Collateralized mortgage obligations	3	48,879	(482)	37	311,964	(86,388)	40	360,843	(86,870)
Commercial mortgage-backed securities:
Agency mortgage backed securities	2	5,248	(122)	2	5,375	(629)	4	10,623	(751)
Collateralized mortgage obligations	2	7,681	(39)	25	104,326	(21,556)	27	112,007	(21,595)
Other debt securities	2	22,357	(218)	17	30,801	(2,437)	19	53,158	(2,655)
Total	16	$95,216	$(1,120)	122	$606,628	$(137,488)	138	$701,844	$(138,608)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 – Securities (continued)

	Less than 12 months			12 months or more			Total
Held to Maturity:	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
December 31, 2025
Obligations of states and political subdivisions	—	$—	$—	124	$248,044	$(29,516)	124	$248,044	$(29,516)
Residential mortgage-backed securities:
Agency mortgage backed securities	—	—	—	66	313,963	(10,030)	66	313,963	(10,030)
Collateralized mortgage obligations	—	—	—	18	301,657	(18,600)	18	301,657	(18,600)
Commercial mortgage-backed securities:
Agency mortgage backed securities	—	—	—	1	14,879	(2,059)	1	14,879	(2,059)
Collateralized mortgage obligations	—	—	—	9	36,083	(5,997)	9	36,083	(5,997)
Other debt securities	—	—	—	10	45,351	(2,062)	10	45,351	(2,062)
Total	—	$—	$—	228	$959,977	$(68,264)	228	$959,977	$(68,264)
December 31, 2024
Obligations of states and political subdivisions	—	$—	$—	128	$240,394	$(42,491)	128	$240,394	$(42,491)
Residential mortgage-backed securities:
Agency mortgage backed securities	—	—	—	69	347,154	(25,251)	69	347,154	(25,251)
Collateralized mortgage obligations	—	—	—	18	313,376	(41,506)	18	313,376	(41,506)
Commercial mortgage-backed securities:
Agency mortgage backed securities	—	—	—	1	14,002	(2,958)	1	14,002	(2,958)
Collateralized mortgage obligations	—	—	—	9	36,345	(7,317)	9	36,345	(7,317)
Other debt securities	—	—	—	10	49,603	(4,080)	10	49,603	(4,080)
Total	—	$—	$—	235	$1,000,874	$(123,603)	235	$1,000,874	$(123,603)
The Company does not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, more than 90% of available for sale securities have the explicit backing of the United States government or a guarantee from a government sponsored enterprise that has perceived credit risk the same as the U.S. government. Performance of these securities has been in line with broader market price performance indicating that increases in market-based, risk free rates, and not credit-related factors, are driving losses. For municipal and corporate securities, the Company considers historical experience with credit sensitive securities, current market conditions, the financial health of the issuer, current credit ratings, ratings changes and outlook, explicit and implicit guarantees, or insurance programs when determining the fair value of the contractual cash flows. Based on its review of these factors as of December 31, 2025 and 2024, the Company determined that all such losses resulted from factors not deemed credit related. As a result, no credit-related impairment was recognized in current earnings, and all unrealized losses for available for sale securities were recorded in Accumulated Other Comprehensive Income.
At each of December 31, 2025 and 2024, the allowance for credit losses on held to maturity securities was $32. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by third party ratings agencies. Updated investment grades are obtained as they become available from the agencies. On December 31, 2025, all debt securities held to maturity were rated A or higher by the ratings agencies. Accordingly, no additional credit loss was recorded for held to maturity securities.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Loans
(In Thousands, Except Number of Loans)
The following is a summary of loans and leases, excluding loans held for sale, at December 31:

	2025	2024
Commercial and industrial	$2,818,326	$1,976,286
Construction and land development
Residential	382,773	256,661
Other	1,522,863	1,065,148
Total construction and land development	1,905,636	1,321,809
Real estate - 1-4 family mortgage
First lien	3,844,097	2,805,693
Junior lien	52,943	25,441
Home equity	737,993	544,160
Total real estate – 1-4 family mortgage	4,635,033	3,375,294
Commercial real estate - owner occupied	3,334,664	1,894,679
Commercial real estate - non-owner occupied
Multi family	1,392,779	985,037
Other	4,852,701	3,241,901
Total commercial real estate - non-owner occupied	6,245,480	4,226,938
Consumer	107,900	90,014
Loans, net of unearned income	19,047,039	12,885,020
The Company had unearned income of $5,152 and $4,480, unamortized net deferred (fees) costs of $(1,900) and $8,484, and unamortized purchase accounting discounts, net of premiums, of $161,591 and $4,804, at December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company has accrued interest receivable for loans of $54,395 and $54,804, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets. Interest on nonaccrual loans for the years ended December 31, 2025 and 2024 was immaterial.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Loans (continued)

Past Due and Nonaccrual Loans
The following table provides nonaccrual loans and an aging of accruing past due loans, segregated by class, as of the dates presented:

	Accruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Accruing Loans	Nonaccruing Loans	Total Loans
December 31, 2025
Commercial and industrial	$6,580	$109	$2,783,744	$2,790,433	$27,893	$2,818,326
Construction and land development
Residential	59	—	380,681	380,740	2,033	382,773
Other	676	158	1,516,490	1,517,324	5,539	1,522,863
Total construction and land development	735	158	1,897,171	1,898,064	7,572	1,905,636
Real estate - 1-4 family mortgage
First lien	55,636	—	3,727,587	3,783,223	60,874	3,844,097
Junior lien	743	7	50,717	51,467	1,476	52,943
Home equity	3,885	—	731,034	734,919	3,074	737,993
Total real estate – 1-4 family mortgage	60,264	7	4,509,338	4,569,609	65,424	4,635,033
Commercial real estate - owner occupied	9,109	—	3,294,252	3,303,361	31,303	3,334,664
Commercial real estate - non-owner occupied
Multi family	—	—	1,391,994	1,391,994	785	1,392,779
Other	11,595	—	4,798,496	4,810,091	42,610	4,852,701
Total commercial real estate - non-owner occupied	11,595	—	6,190,490	6,202,085	43,395	6,245,480
Consumer	879	14	106,864	107,757	143	107,900
Loans, net of unearned income	$89,162	$288	$18,781,859	$18,871,309	$175,730	$19,047,039

	Accruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Accruing Loans	Nonaccruing Loans	Total Loans
December 31, 2024
Commercial and industrial	$836	$125	$1,969,367	$1,970,328	$5,958	$1,976,286
Construction and land development
Residential	2,194	—	253,244	255,438	1,223	256,661
Other	167	1,913	1,059,917	1,061,997	3,151	1,065,148
Total construction and land development	2,361	1,913	1,313,161	1,317,435	4,374	1,321,809
Real estate - 1-4 family mortgage
First lien	29,755	12	2,721,625	2,751,392	54,301	2,805,693
Junior lien	46	—	24,283	24,329	1,112	25,441
Home equity	3,186	35	537,570	540,791	3,369	544,160
Total real estate – 1-4 family mortgage	32,987	47	3,283,478	3,316,512	58,782	3,375,294
Commercial real estate - owner occupied	2,650	365	1,879,350	1,882,365	12,314	1,894,679
Commercial real estate - non-owner occupied
Multi family	—	—	985,037	985,037	—	985,037
Other	326	—	3,212,295	3,212,621	29,280	3,241,901
Total commercial real estate - non-owner occupied	326	—	4,197,332	4,197,658	29,280	4,226,938
Consumer	682	14	89,215	89,911	103	90,014
Loans, net of unearned income	$39,842	$2,464	$12,731,903	$12,774,209	$110,811	$12,885,020

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Loans (continued)

Certain Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans that were experiencing financial difficulty and modified during the years ended December 31, 2025 and 2024, respectively, by class of financing receivable and by type of modification.

	Twelve months ended December 31, 2025
	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction and Term Extension	Interest Rate Reduction and Payment Delay	Total	% of Loans
Commercial and industrial	$—	$27,470	$364	$165	$—	$457	$28,456	1.01%
Construction and land development
Residential	—	—	—	—	—	—	—	—
Other	—	31	—	—	—	—	31	—
Total construction and land development	—	31	—	—	—	—	31	—
Real estate - 1-4 family mortgage
First lien	—	45	161	161	—	—	367	0.01%
Junior lien	—	—	—	—	—	—	—	—
Home equity	—	39	152	148	—	—	339	0.05
Total real estate – 1-4 family mortgage	—	84	313	309	—	—	706	0.02
Commercial real estate - owner occupied	997	1,665	—	—	139	—	2,801	0.08
Commercial real estate - non-owner occupied
Multi family	—	—	—	—	—	—	—	—
Other	—	2,037	294	481	351	—	3,163	0.07
Total commercial real estate - non-owner occupied	—	2,037	294	481	351	—	3,163	0.05
Consumer	—	81	7	12	—	—	100	0.09
Loans, net of unearned income	$997	$31,368	$978	$967	$490	$457	$35,257	0.19%

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Loans (continued)

	Twelve months ended December 31, 2024
	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction and Term Extension	Interest Rate Reduction, Term Extension and Payment Delay	Interest Rate Reduction and Payment Delay	Total	% Total Loans
Commercial and industrial	$3,215	$67	$47	$405	$—	$113	$—	$3,847	0.19%
Construction and land development
Residential	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Total construction and land development	—	—	—	—	—	—	—	—	—
Real estate - 1-4 family mortgage
First lien	—	58	2,046	—	—	—	204	2,308	0.08
Junior lien	—	33	—	—	—	—	—	33	0.13
Home equity	—	103	—	—	—	—	—	103	0.02
Total real estate – 1-4 family mortgage	—	194	2,046	—	—	—	204	2,444	0.07
Commercial real estate - owner occupied	6,948	1,249	204	232	252	—	—	8,885	0.47
Commercial real estate - non-owner occupied
Multi family	—	—	—	—	—	—	—	—	—
Other	—	19,288	79	—	—	—	—	19,367	0.60
Total commercial real estate - non-owner occupied	—	19,288	79	—	—	—	—	19,367	0.46
Consumer	—	—	13	—	—	3	—	16	0.02
Loans, net of unearned income	$10,163	$20,798	$2,389	$637	$252	$116	$204	$34,559	0.27%

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Loans (continued)

The following tables present the weighted average financial effect of loan modifications by class of financing receivable for the periods presented.

Twelve months ended December 31, 2025
Loan Type	Financial Effect
Interest Rate Reduction
Commercial real estate - owner occupied	Reduced the interest rate 485 basis points
Term Extension
Commercial and industrial	Extended the term 12 months
Construction and land development - Other	Extended the term 60 months
Real estate - 1-4 family mortgage - First lien	Extended the term 12 months
Real estate - 1-4 family mortgage - Home equity	Extended the term 56 months
Commercial real estate - owner occupied	Extended the term 7 months
Commercial real estate - non-owner occupied - Other	Extended the term 12 months
Consumer	Extended the term 124 months
Payment Delay
Commercial and industrial	Delayed the payment 14 months
Real estate - 1-4 family mortgage - First lien	Delayed the payment 16 months
Real estate - 1-4 family mortgage - Home equity	Delayed the payment 52 months
Commercial real estate - non-owner occupied - Other	Delayed the payment 6 months
Consumer	Delayed the payment 23 months
Combination - Term Extension and Payment Delay
Commercial and industrial	Extended the term and delayed the payment 29 months
Real estate - 1-4 family mortgage - First lien	Extended the term and delayed the payment 11 months
Real estate - 1-4 family mortgage - Home equity	Extended the term and delayed the payment 69 months
Commercial real estate - non-owner occupied - Other	Extended the term and delayed the payment 15 months
Consumer	Extended the term and delayed the payment 45 months
Combination - Interest Rate Reduction and Term Extension
Commercial real estate - owner occupied	Reduced the interest rate 45 basis points and extended the term 80 months
Commercial real estate - non-owner occupied - Other	Reduced the interest rate 45 basis points and extended the term 81 months
Combination - Interest Rate Reduction and Payment Delay
Commercial and industrial	Reduced the interest rate 150 basis points and delayed the payment 60 months

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Loans (continued)

Twelve months ended December 31, 2024
Loan Type	Financial Effect
Interest Rate Reduction
Commercial and industrial	Reduced the interest rate 46 basis points
Commercial real estate - owner occupied	Reduced the interest rate 47 basis points
Term Extension
Commercial and industrial	Extended the term 8 months
Real estate - 1-4 family mortgage - First lien	Extended the term 39 months
Real estate - 1-4 family mortgage - Junior lien	Extended the term 24 months
Real estate - 1-4 family mortgage - Home equity	Extended the term 16 months
Commercial real estate - owner occupied	Extended the term 8 months
Commercial real estate - non-owner occupied - Other	Extended the term 18 months
Payment Delay
Commercial and industrial	Delayed the payment 8 months
Real estate - 1-4 family mortgage - First lien	Delayed the payment 42 months
Commercial real estate - owner occupied	Delayed the payment 40 months
Commercial real estate - non-owner occupied - Other	Delayed the payment 9 months
Consumer	Delayed the payment 17 months
Combination - Term Extension and Payment Delay
Commercial and industrial	Extended the term and delayed the payment 42 months
Commercial real estate - owner occupied	Extended the term and delayed the payment 9 months
Combination - Interest Rate Reduction and Term Extension
Commercial real estate - owner occupied	Reduced the interest rate 275 basis points and extended the term 21 months
Combination - Interest Rate Reduction and Payment Delay
Real estate - 1-4 family mortgage - First lien	Reduced the interest rate 25 basis points and delayed the payment 51 months
Combination - Interest Rate Reduction, Term Extension and Payment Delay
Commercial and industrial	Reduced the interest rate 181 basis points and extended the term and delayed the payment 59 months
Consumer	Reduced the interest rate 460 basis points and extended the term and delayed the payment 54 months
Unused commitments relating to modified loans totaled $578 and $1,135 at December 31, 2025 and 2024, respectively. There were no loan modifications in 2025 for which the accrual or past due status deteriorated since the quarter of modification. Loan modifications that were modified in 2024 and for which the accrual or past due status had deteriorated since the quarter of modification totaled $34 at December 31, 2024. The past due status of these loans moved from current to 30-89 days past due.
Credit Quality
For commercial and commercial real estate-secured loans, internal risk-rating grades are assigned jointly by lending and credit administration, with validation by loan review personnel. The risk rating is based on an analysis of the financial and collateral strength of the borrower, guarantor strength, as well as other credit attributes underlying each loan based on asset type and industry. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances of commercial and commercial real estate secured loans. Loan grades range between 10 and 95, with 10 being loans with the least credit risk. Loans within the “Pass” grade (those with a risk rating between 10 and 69) generally have a lower risk of loss and therefore a lower risk factor applied to the loan balances. The “Special Mention” grade (those with a risk rating between 70 and 79) represents a loan where a significant adverse risk-modifying action is anticipated in the near term that, left uncorrected, could result in deterioration of the credit quality of the

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Loans (continued)

loan. Loans that migrate into the “Classified” grade generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances.
The following tables present the Company’s loan portfolio by year of origination or renewal and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2025
Commercial and industrial	$664,836	$267,767	$189,777	$250,976	$129,199	$102,743	$1,188,474	$24,554	$2,818,326
Pass	648,151	262,528	185,033	244,440	127,075	99,108	1,122,605	21,189	2,710,129
Special mention	15,095	2,348	802	608	424	1,869	28,499	—	49,645
Classified	1,590	2,891	3,942	5,928	1,700	1,766	37,370	3,365	58,552

Current period gross charge-offs	5	1,519	3,681	4,268	5,223	3,676	1,155	—	19,527

Construction and land development	$891,047	$450,335	$235,317	$92,070	$22,381	$9,220	$61,638	$1,505	$1,763,513
Residential	235,859	34,917	—	—	—	—	8,288	—	279,064
Pass	233,826	34,917	—	—	—	—	8,288	—	277,031
Special mention	—	—	—	—	—	—	—	—	—
Classified	2,033	—	—	—	—	—	—	—	2,033

Current period gross charge-offs	—	—	106	242	—	—	—	—	348

Other	$655,188	$415,418	$235,317	$92,070	$22,381	$9,220	$53,350	$1,505	$1,484,449
Pass	644,909	410,878	226,065	88,922	22,381	9,094	53,106	1,505	1,456,860
Special mention	457	3,948	727	—	—	107	244	—	5,483
Classified	9,822	592	8,525	3,148	—	19	—	—	22,106

Current period gross charge-offs	—	—	—	—	—	26	—	—	26

Real Estate - 1-4 Family Mortgage	$269,213	$150,538	$137,194	$191,230	$116,779	$71,816	$107,516	$462	$1,044,748
First lien	251,292	142,403	129,819	186,606	114,068	69,209	3,230	—	896,627
Pass	249,929	139,985	128,534	183,517	112,078	66,988	3,230	—	884,261
Special mention	263	226	525	216	530	76	—	—	1,836
Classified	1,100	2,192	760	2,873	1,460	2,145	—	—	10,530

Current period gross charge-offs	—	—	34	149	64	78	—	—	325

Junior lien	$15,567	$7,330	$6,502	$3,854	$1,966	$2,348	$405	$—	$37,972
Pass	14,819	6,978	5,915	3,734	1,909	1,740	405	—	35,500
Special mention	514	132	—	—	—	—	—	—	646
Classified	234	220	587	120	57	608	—	—	1,826

Current period gross charge-offs	—	—	11	142	—	278	—	—	431

Home equity	$2,354	$805	$873	$770	$745	$259	$103,881	$462	$110,149
Pass	2,354	805	873	267	745	259	103,497	411	109,211
Special mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	503	—	—	384	51	938

Current period gross charge-offs	—	—	—	—	92	93	—	—	185

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Commercial real estate - owner occupied	$501,919	$602,513	$453,290	$541,607	$465,069	$558,280	$211,986	$—	$3,334,664
Pass	497,708	586,917	438,247	520,128	447,885	527,129	210,685	—	3,228,699
Special mention	3,807	6,263	3,993	15,360	2,971	13,295	—	—	45,689
Classified	404	9,333	11,050	6,119	14,213	17,856	1,301	—	60,276

Current period gross charge-offs	—	—	177	—	—	1,339	4,201	—	5,717

Commercial real estate - non owner occupied	$1,696,446	$753,232	$597,999	$1,748,638	$676,417	$657,353	$113,358	$2,037	$6,245,480
Multi family	394,699	71,999	123,963	548,165	135,587	115,521	2,845	—	1,392,779
Pass	360,750	69,068	123,477	548,165	135,587	114,726	2,845	—	1,354,618
Special mention	33,062	2,918	—	—	—	—	—	—	35,980
Classified	887	13	486	—	—	795	—	—	2,181

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$1,301,747	$681,233	$474,036	$1,200,473	$540,830	$541,832	$110,513	$2,037	$4,852,701
Pass	1,286,217	657,184	470,862	1,118,903	525,177	482,460	108,900	—	4,649,703
Special mention	—	4,741	2,249	37,841	9,328	7,852	138	—	62,149
Classified	15,530	19,308	925	43,729	6,325	51,520	1,475	2,037	140,849

Current period gross charge-offs	—	—	—	—	—	160	—	—	160

Consumer	$—	$—	$2	$—	$—	$—	$—	$—	$2
Pass	—	—	2	—	—	—	—	—	2
Special mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$4,023,461	$2,224,385	$1,613,579	$2,824,521	$1,409,845	$1,399,412	$1,682,972	$28,558	$15,206,733
Pass	3,938,663	2,169,260	1,579,008	2,708,076	1,372,837	1,301,504	1,613,561	23,105	14,706,014
Special mention	53,198	20,576	8,296	54,025	13,253	23,199	28,881	—	201,428
Classified	31,600	34,549	26,275	62,420	23,755	74,709	40,530	5,453	299,291

Current period gross charge-offs	5	1,519	4,009	4,801	5,379	5,650	5,356	—	26,719

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2024
Commercial and industrial	$305,032	$231,239	$268,425	$122,318	$69,846	$57,591	$898,773	$2,889	$1,956,113
Pass	299,747	223,312	247,845	121,305	67,368	56,003	874,105	2,767	1,892,452
Special mention	591	2,874	3,438	415	1,244	558	7,006	—	16,126
Classified	4,694	5,053	17,142	598	1,234	1,030	17,662	122	47,535

Current period gross charge-offs	—	382	459	879	4	2,974	407	—	5,105

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction and land development	$480,017	$274,038	$406,832	$29,396	$3,341	$5,563	$29,561	$175	$1,228,923
Residential	162,972	15,455	1,708	—	—	625	1,246	—	182,006
Pass	160,778	14,673	1,467	—	—	625	1,246	—	178,789
Special mention	2,194	—	—	—	—	—	—	—	2,194
Classified	—	782	241	—	—	—	—	—	1,023

Current period gross charge-offs	—	—	145	—	—	—	—	—	145

Other	$317,045	$258,583	$405,124	$29,396	$3,341	$4,938	$28,315	$175	$1,046,917
Pass	316,880	246,219	399,895	29,192	3,091	4,902	28,315	175	1,028,669
Special mention	165	12,345	1,882	31	59	—	—	—	14,482
Classified	—	19	3,347	173	191	36	—	—	3,766

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$108,462	$90,023	$116,310	$65,019	$33,491	$24,714	$35,425	$1,150	$474,594
First lien	103,597	83,005	113,132	63,150	32,059	23,574	4,873	984	424,374
Pass	103,192	82,201	112,684	62,703	31,966	22,794	4,873	913	421,326
Special mention	41	564	187	52	24	—	—	—	868
Classified	364	240	261	395	69	780	—	71	2,180

Current period gross charge-offs	—	—	—	—	—	66	—	—	66

Junior lien	$3,897	$6,013	$3,171	$932	$1,432	$1,105	$1,576	$115	$18,241
Pass	3,758	5,803	3,171	829	1,432	469	1,576	96	17,134
Special mention	139	—	—	—	—	—	—	—	139
Classified	—	210	—	103	—	636	—	19	968

Current period gross charge-offs	—	12	—	—	—	—	—	—	12

Home equity	$968	$1,005	$7	$937	$—	$35	$28,976	$51	$31,979
Pass	968	1,005	7	937	—	—	28,976	—	31,893
Special mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	35	—	51	86

Current period gross charge-offs	—	—	—	—	—	33	—	—	33

Commercial real estate - owner occupied	$373,353	$271,445	$339,116	$275,077	$190,911	$304,663	$137,023	$2,969	$1,894,557
Pass	372,183	261,624	330,018	271,228	188,860	299,578	130,847	2,717	1,857,055
Special mention	948	348	388	850	131	1,538	—	—	4,203
Classified	222	9,473	8,710	2,999	1,920	3,547	6,176	252	33,299

Current period gross charge-offs	—	—	37	—	—	—	—	—	37

Commercial real estate - non owner occupied	$576,021	$427,715	$1,447,378	$724,161	$428,874	$484,792	$105,645	$32,331	$4,226,917
Multi family	66,026	37,149	413,008	316,773	118,185	28,105	4,164	1,627	985,037
Pass	65,912	37,149	387,936	316,773	118,185	28,056	4,164	1,627	959,802
Special mention	—	—	25,072	—	—	—	—	—	25,072
Classified	114	—	—	—	—	49	—	—	163

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$509,995	$390,566	$1,034,370	$407,388	$310,689	$456,687	$101,481	$30,704	$3,241,880
Pass	488,183	390,190	966,482	401,270	307,106	402,164	101,481	22,733	3,079,609
Special mention	4,900	21	52,670	814	1,138	8,254	—	—	67,797
Classified	16,912	355	15,218	5,304	2,445	46,269	—	7,971	94,474

Current period gross charge-offs	—	—	—	—	—	5,693	—	—	5,693

Consumer	$5	$—	$—	$—	$—	$—	$—	$—	$5
Pass	5	—	—	—	—	—	—	—	5
Special mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$1,842,890	$1,294,460	$2,578,061	$1,215,971	$726,463	$877,323	$1,206,427	$39,514	$9,781,109
Pass	1,811,606	1,262,176	2,449,505	1,204,237	718,008	814,591	1,175,583	31,028	9,466,734
Special mention	8,978	16,152	83,637	2,162	2,596	10,350	7,006	—	130,881
Classified	22,306	16,132	44,919	9,572	5,859	52,382	23,838	8,486	183,494

Current period gross charge-offs	—	394	641	879	4	8,766	407	—	11,091

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2025
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land development	$66,151	$33,823	$20,283	$6,156	$10,321	$3,943	$507	$939	$142,123
Residential	54,380	30,881	13,955	1,265	1,914	—	375	939	103,709
Performing Loans	54,380	30,881	13,955	1,265	1,914	—	375	939	103,709
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$11,771	$2,942	$6,328	$4,891	$8,407	$3,943	$132	$—	$38,414
Performing Loans	11,771	2,921	6,247	4,744	8,403	3,932	132	—	38,150
Non-Performing Loans	—	21	81	147	4	11	—	—	264

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$333,353	$213,474	$345,975	$805,063	$534,744	$733,503	$609,124	$15,049	$3,590,285

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
First lien	331,496	209,270	343,867	801,481	533,558	727,798	—	—	2,947,470
Performing Loans	329,942	207,890	335,040	783,952	528,690	705,399	—	—	2,890,913
Non-Performing Loans	1,554	1,380	8,827	17,529	4,868	22,399	—	—	56,557

Current period gross charge-offs	—	74	28	58	—	69	—	—	229

Junior lien	$1,857	$4,088	$1,745	$2,868	$968	$3,445	$—	$—	$14,971
Performing Loans	1,857	4,081	1,689	2,868	968	3,050	—	—	14,513
Non-Performing Loans	—	7	56	—	—	395	—	—	458

Current period gross charge-offs	—	53	—	—	—	7	—	—	60

Home equity	$—	$116	$363	$714	$218	$2,260	$609,124	$15,049	$627,844
Performing Loans	—	116	184	714	218	1,960	608,808	13,334	625,334
Non-Performing Loans	—	—	179	—	—	300	316	1,715	2,510

Current period gross charge-offs	—	—	—	—	148	79	—	—	227

Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate - non owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi family	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer	$40,081	$15,374	$9,009	$6,276	$3,636	$11,482	$21,877	$163	$107,898
Performing Loans	40,079	15,371	9,006	6,238	3,636	11,376	21,874	163	107,743
Non-Performing Loans	2	3	3	38	—	106	3	—	155

Current period gross charge-offs	53	214	159	74	50	955	19	—	1,524

Total loans not subject to risk rating	439,585	262,671	375,267	817,495	548,701	748,928	631,508	16,151	3,840,306
Performing Loans	438,029	261,260	366,121	799,781	543,829	725,717	631,189	14,436	3,780,362
Non-Performing Loans	1,556	1,411	9,146	17,714	4,872	23,211	319	1,715	59,944

Current period gross charge-offs	53	341	187	132	198	1,110	19	—	2,040

Term Loans Amortized Cost Basis by Origination Year

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Loans (continued)

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2024
Commercial and industrial	$—	$—	$—	$—	$—	$20,173	$—	$—	$20,173
Performing Loans	—	—	—	—	—	20,173	—	—	20,173
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land development	$42,092	$27,581	$14,467	$5,872	$2,018	$482	$108	$266	$92,886
Residential	37,714	23,301	11,210	2,056	—	—	108	266	74,655
Performing Loans	37,514	23,301	11,210	2,056	—	—	108	266	74,455
Non-Performing Loans	200	—	—	—	—	—	—	—	200

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$4,378	$4,280	$3,257	$3,816	$2,018	$482	$—	$—	$18,231
Performing Loans	4,378	4,269	3,144	3,807	2,017	482	—	—	18,097
Non-Performing Loans	—	11	113	9	1	—	—	—	134

Current period gross charge-offs	—	—	—	—	—	7	—	—	7

Real Estate - 1-4 Family Mortgage	$152,541	$340,032	$706,868	$491,159	$279,682	$417,569	$499,157	$13,692	$2,900,700
First lien	151,968	339,214	705,064	490,266	278,986	414,928	—	893	2,381,319
Performing Loans	151,675	335,268	690,666	484,688	268,806	395,387	—	893	2,327,383
Non-Performing Loans	293	3,946	14,398	5,578	10,180	19,541	—	—	53,936

Current period gross charge-offs	—	17	195	35	110	81	—	—	438

Junior lien	$543	$818	$1,804	$893	$696	$2,446	$—	$—	$7,200
Performing Loans	532	751	1,804	893	696	2,065	—	—	6,741
Non-Performing Loans	11	67	—	—	—	381	—	—	459

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity	$30	$—	$—	$—	$—	$195	$499,157	$12,799	$512,181
Performing Loans	30	—	—	—	—	177	499,052	9,553	508,812

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Loans (continued)

Non-Performing Loans	—	—	—	—	—	18	105	3,246	3,369

Current period gross charge-offs	—	—	330	—	—	87	—	—	417

Commercial real estate - owner occupied	$—	$—	$—	$—	$121	$1	$—	$—	$122
Performing Loans	—	—	—	—	121	1	—	—	122
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate - non owner occupied	$—	$—	$—	$—	$21	$—	$—	$—	$21
Multi family	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$—	$—	$—	$—	$21	$—	$—	$—	$21
Performing Loans	—	—	—	—	21	—	—	—	21
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer	$32,598	$11,488	$7,971	$3,815	$1,317	$17,261	$15,530	$29	$90,009
Performing Loans	32,561	11,472	7,971	3,802	1,317	17,212	15,529	29	89,893
Non-Performing Loans	37	16	—	13	—	49	1	—	116

Current period gross charge-offs	36	110	69	15	3	1,623	—	—	1,856

Total loans not subject to risk rating	$227,231	$379,101	$729,306	$500,846	$283,159	$455,486	$514,795	$13,987	$3,103,911
Performing Loans	226,690	375,061	714,795	495,246	272,978	435,497	514,689	10,741	3,045,697
Non-Performing Loans	541	4,040	14,511	5,600	10,181	19,989	106	3,246	58,214

Current period gross charge-offs	36	127	594	50	113	1,798	—	—	2,718

Loans Pledged

The Federal Home Loan Bank (“FHLB”) of Dallas maintains a blanket lien on the Company’s loan portfolio to be pledged as collateral for various FHLB products. In addition, the Company pledged $681,719 and $656,683 of its non-real estate loan portfolio to the Federal Reserve as collateral at the Discount Window at December 31, 2025 and 2024, respectively.
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

Loans at December 31, 2024	$4,250
New loans and advances	5,262
Loans to directors assumed in acquisition	8,362
Payments received	(278)
Loans at December 31, 2025	$17,596

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 – Loans (continued)

No related party loans were classified as past due or nonaccrual at December 31, 2025 or 2024. Unfunded commitments to certain executive officers and directors and their associates totaled $17,178 and $1,168 at December 31, 2025 and 2024, respectively.
Note 5 – Allowance for Credit Losses
(In Thousands)
Allowance for Credit Losses on Loans
The following table provides a roll-forward of the allowance for credit losses by loan category and a breakdown of the ending balance of the allowance based on the Company’s credit loss methodology for the periods presented:

	Commercial and industrial	Construction and land development	Real Estate - 1-4 Family Mortgage	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Consumer	Total
Year Ended December 31, 2025
Allowance for credit losses on loans:
Beginning balance	$41,864	$19,200	$45,498	$16,993	$71,664	$6,537	$201,756
Impact of PCD loans acquired during the period	8,997	2,185	708	4,290	8,823	—	25,003
Charge-offs	(19,527)	(374)	(1,457)	(5,717)	(160)	(1,524)	(28,759)
Recoveries	2,047	10	221	448	204	452	3,382
Net charge-offs	(17,480)	(364)	(1,236)	(5,269)	44	(1,072)	(25,377)
Provision for (reversal of) credit losses on loans	24,450	10,338	16,279	22,947	19,074	(515)	92,573
Ending balance	$57,831	$31,359	$61,249	$38,961	$99,605	$4,950	$293,955

Nonaccruing loans with no allowance for credit losses	$22,985	$6,718	$2,386	$8,097	$10,646	$—	$50,832

	Commercial and industrial	Construction and land development	Real Estate - 1-4 Family Mortgage	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Consumer	Total
Year Ended December 31, 2024
Allowance for credit losses on loans:
Beginning balance	$46,418	$23,328	$45,046	$15,192	$59,474	$9,120	$198,578
Impact of PCD loans acquired during the period	—	—	—	—	—	—	—
Charge-offs	(5,105)	(152)	(966)	(37)	(5,693)	(1,856)	(13,809)
Recoveries	1,745	—	165	112	2,166	1,551	5,739
Net charge-offs	(3,360)	(152)	(801)	75	(3,527)	(305)	(8,070)
(Reversal of) provision for credit losses on loans	(1,194)	(3,976)	1,253	1,726	15,717	(2,278)	11,248
Ending balance	$41,864	$19,200	$45,498	$16,993	$71,664	$6,537	$201,756

Nonaccruing loans with no allowance for credit losses	$735	$3,257	$6,298	$3,194	$8,555	$—	$22,039
The increase in the allowance for credit losses was primarily driven by loan balance increase from a combination of organic loan growth and from the acquisition of The First, and changes in the macroeconomic environment and qualitative factors. The

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Allowance for Credit Losses (continued)

Company’s allowance for credit loss considers current conditions, economic projections, primarily the national unemployment rate and GDP over a reasonable and supportable period of two years, historical loss data, and environmental factors.
The Company’s allowance for credit loss considers current conditions, economic projections, primarily the national unemployment rate and GDP over a reasonable and supportable period of two years, historical loss data, and environmental factors. The allowance for credit losses under CECL is calculated utilizing the probability of default (“PD”)/ loss given default (“LGD”) approach for most commercial mortgage related pools, while the average historical life-of-loan loss rate cohort approach is used for the remaining pools.
Collateral Dependent Loans
The following tables present collateral dependent loans by loan portfolio segment and by type of collateral along with the related allowance for credit losses:

	Collateral Type
	Real Estate	Other	Total	Allowance
December 31, 2025
Commercial and industrial	$—	$46,860	$46,860	$4,502
Construction and land development
Residential	2,033	—	2,033	—
Other	10,575	—	10,575	1,887
Total construction and land development	12,608	—	12,608	1,887
Real estate - 1-4 family mortgage
First lien	3,263	—	3,263	116
Junior lien	—	—	—	—
Home equity	500	—	500	—
Total real estate – 1-4 family mortgage	3,763	—	3,763	116
Commercial real estate - owner occupied	21,165	—	21,165	3,661
Commercial real estate - non-owner occupied
Multi family	—	—	—	—
Other	48,049	—	48,049	10,999
Total commercial real estate - non-owner occupied	48,049	—	48,049	10,999
Consumer	—	270	270	270
Loans, net of unearned income	$85,585	$47,130	$132,715	$21,435

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Allowance for Credit Losses (continued)

	Collateral Type
	Real Estate	Other	Total	Allowance
December 31, 2024
Commercial and industrial	$—	$13,794	$13,794	$5,160
Construction and land development
Residential	241	—	241	—
Other	3,016	—	3,016	—
Total construction and land development	3,257	—	3,257	—
Real estate - 1-4 family mortgage
First lien	6,298	—	6,298	—
Junior lien	—	—	—	—
Home equity	278	—	278	—
Total real estate – 1-4 family mortgage	6,576	—	6,576	—
Commercial real estate - owner occupied	13,891	—	13,891	4,063
Commercial real estate - non-owner occupied
Multi family	—	—	—	—
Other	28,275	—	28,275	5,559
Total commercial real estate - non-owner occupied	28,275	—	28,275	5,559
Consumer	—	270	270	270
Loans, net of unearned income	$51,999	$14,064	$66,063	$15,052
The increase in collateral dependent loans from December 31, 2024 is primarily due to acquired collateral dependent loans from The First and the migration of a large relationship resulting from a bankruptcy.
Allowance for Credit Losses on Unfunded Loan Commitments
The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments included in “Other liabilities” in the Consolidated Balance Sheets for the periods presented.

	Year Ended
	2025	2024
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$14,943	$16,918
Provision for (reversal of) credit losses on unfunded loan commitments	14,884	(1,975)
Ending balance	$29,827	$14,943
Note 6 – Premises and Equipment
(In Thousands)
Bank premises and equipment at December 31 are summarized as follows:

	2025	2024
Premises	$426,121	$262,536
Leasehold improvements	43,950	37,155
Furniture and equipment	84,941	70,197
Computer equipment	37,465	28,577
Transportation equipment	1,491	180
Lease right-of-use assets	55,920	46,811
Total	649,888	445,456
Accumulated depreciation	(184,747)	(165,660)
Net	$465,141	$279,796

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 - Premises and Equipment (continued)
Depreciation expense was $21,087, $14,911 and $14,881 for the years ended December 31, 2025, 2024 and 2023, respectively.
See Note 24, “Leases,” for further details regarding the Company’s right-of-use assets.
Note 7 – Other Real Estate Owned
(In Thousands)
The following table provides details of the Company’s other real estate owned (“OREO”), net of valuation allowances and direct write-downs, as of the dates presented:

	December 31, 2025	December 31, 2024
Residential real estate	$5,001	$2,966
Commercial real estate	8,502	5,681
Residential land development	15	19
Commercial land development	1,673	7
Total	$15,191	$8,673
Changes in the Company’s OREO were as follows for the periods presented:

Total OREO
Balance at December 31, 2023	$9,622
Transfers of loans	2,612
Impairments	(438)
Dispositions	(3,123)
Balance at December 31, 2024	$8,673
Acquired OREO	11,032
Transfers of loans	12,341
Impairments	(665)
Dispositions	(16,190)
Balance at December 31, 2025	$15,191
At December 31, 2025 and 2024, the amortized cost of loans secured by Real Estate - 1-4 Family Mortgage in the process of foreclosure was $10,552 and $505, respectively.
Components of the line item “Other real estate owned” in the Consolidated Statements of Income were as follows, as of the dates presented:

	Year Ended December 31,
	2025	2024	2023
Repairs and maintenance	$635	$372	$103
Property taxes and insurance	433	280	427
Impairments	665	438	18
Net gains on OREO sales	(74)	(227)	(275)
Rental income	(8)	(5)	(6)
Total	$1,651	$858	$267

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 8 – Goodwill and Other Intangible Assets
(In Thousands)
Changes in the carrying amount of goodwill during the years ended December 31, 2025 were as follows:

	Community Banks	Insurance	Total
Balance at December 31, 2023	$988,898	$2,767	$991,665
Sale of the insurance agency	—	(2,767)	(2,767)
Balance at December 31, 2024	988,898	—	988,898
Additions to goodwill from The First merger	418,196	—	418,196
Divestiture of SGIS	(1,254)	—	(1,254)
Balance at December 31, 2025	$1,405,840	$—	$1,405,840
The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2025
Core deposit intangible	$242,102	$(97,936)	$144,166
Customer relationship intangible	7,670	(5,224)	2,446
Total finite-lived intangible assets	$249,772	$(103,160)	$146,612
December 31, 2024
Core deposit intangible	$82,492	$(71,881)	$10,611
Customer relationship intangible	7,670	(4,176)	3,494
Total finite-lived intangible assets	$90,162	$(76,057)	$14,105
Total intangible amortization expense, which includes amortization expense for both core deposit intangibles and customer relationship intangibles, for the years ended December 31, 2025, 2024 and 2023 was $27,103, $4,691 and $5,380, respectively.
The remaining weighted average life of finite-lived intangible assets is 8.84 years at December 31, 2025. The remaining weighted average life of finite-lived intangible assets acquired during 2025 is 9.25 years at December 31, 2025. The estimated amortization expense of finite-lived intangible assets for the five succeeding fiscal years is summarized as follows:

	Core Deposit Intangible	Customer Relationship Intangible	Total
2026	$30,732	$860	$31,592
2027	27,441	628	28,069
2028	23,337	483	23,820
2029	18,335	331	18,666
2030	15,169	144	15,313
Thereafter	29,152	—	29,152
Total	$144,166	$2,446	$146,612

No impairment was identified for the Company’s goodwill or its other intangible assets as a result of the testing performed during 2025, 2024 or 2023.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 9 – Mortgage Servicing Rights
(In Thousands)
Changes in the Company’s mortgage servicing rights (“MSRs”) were as follows, for the periods presented:

Carrying value at January 1, 2024	$91,688
Sale of MSRs	(19,539)
Additions	10,195
Amortization	(9,353)
Carrying value at December 31, 2024	72,991
Sale of MSRs	(7,886)
Additions	9,144
Amortization	(8,978)
Carrying value at December 31, 2025	$65,271
The gains recognized on the sale of MSRs are included in “Mortgage banking income” in the Consolidated Statements of Income. During 2025, the Company sold a portion of its MSR portfolio for net proceeds of $9,353, resulting in a gain of $1,467. During 2024, the Company sold a portion of its MSR portfolio for net proceeds of $23,011, resulting in a gain of $3,472.
Data and key economic assumptions related to the Company’s mortgage servicing rights as of December 31 are as follows:

	2025	2024	2023
Unpaid principal balance	$5,648,033	$6,008,937	$7,826,182
Weighted-average prepayment speed (CPR)	10.90%	9.48%	8.77%
Estimated impact of a 10% increase	$(2,953)	$(3,134)	$(2,653)
Estimated impact of a 20% increase	(5,719)	(6,062)	(5,457)

Discount rate	9.85%	11.05%	10.85%
Estimated impact of a 100bp increase	$(3,199)	$(3,809)	$(4,753)
Estimated impact of a 200bp increase	(6,195)	(7,336)	(9,149)

Weighted-average coupon interest rate	4.59%	4.29%	3.88%
Weighted-average servicing fee (basis points)	33.86	35.91	33.24
Weighted-average remaining maturity (in years)	6.80	7.30	7.50
The movement of mortgage interest rates has an inverse relationship with prepayment speeds and discount rates.
The Company recorded servicing fees of $12,456, $15,177 and $18,081, for the twelve months ended December 31, 2025, 2024 and 2023, respectively. These fees are included under the line item “Mortgage banking income” in the Consolidated Statements of Income.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 10 – Deposits
(In Thousands)
The following is a summary of deposits as of December 31:

	2025	2024
Noninterest-bearing deposits	$5,043,960	$3,403,981
Interest-bearing demand deposits(1)	11,665,185	7,879,917
Savings deposits	1,280,031	809,430
Time deposits	3,483,894	2,479,284
Total deposits	$21,473,070	$14,572,612
(1)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The approximate scheduled maturities of time deposits at December 31, 2025 are as follows:

2026	$3,317,995
2027	94,851
2028	34,418
2029	12,433
2030	10,983
Thereafter	13,214
Total	$3,483,894
The aggregate amount of time deposits in denominations of $250 or more at December 31, 2025 and 2024 was $1,195,120 and $827,329, respectively. Certain executive officers and directors and their respective affiliates had amounts on deposit with Renasant Bank of approximately $29,987 and $21,883 at December 31, 2025 and 2024, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 11 – Short-Term Borrowings
(In Thousands)
Short-term borrowings as of December 31 are summarized as follows:

	2025	2024
Securities sold under agreements to repurchase	$5,774	$8,018
Federal Home Loan Bank short-term advances	550,000	100,000
Total short-term borrowings	$555,774	$108,018
Repurchase Agreements
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
Federal Funds Purchased
Federal funds purchased, of which there were none outstanding at December 31, 2025 and 2024, are short term borrowings, generally overnight borrowings, between financial institutions that are generally used to maintain reserve requirements at the Federal Reserve Bank or elsewhere.
FHLB and Federal Reserve Discount Window
Short-term borrowings from the FHLB (i.e., advances with original maturities of less than one year) are used to meet anticipated short-term liquidity needs. The Company had availability on unused lines of credit with the FHLB of $5,574,759 at December 31, 2025. The Company also had credit available at the Federal Reserve Discount Window in the amount of $681,719.
The average balances and cost of funds of short-term borrowings for the years ending December 31 are summarized as follows:

	Average Balances			Cost of Funds
	2025	2024	2023	2025	2024	2023
Federal Home Loan Bank short-term advances	$415,860	$110,601	$453,630	3.51%	1.34%	4.11%
Federal funds purchased	5	5	25	4.63	2.05	6.34
Securities sold under agreements to repurchase	7,138	8,658	8,037	1.00	0.96	0.98
Total short-term borrowings	$423,003	$119,264	$461,692	3.46%	1.32%	4.05%
The Company maintains lines of credit with correspondent banks totaling $140,000 at December 31, 2025. Interest is charged at the market federal funds rate on all advances. There were no amounts outstanding under these lines of credit at December 31, 2025 or 2024.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 12 – Long-Term Debt
(In Thousands)
Long-term debt as of December 31, 2025 and 2024 is summarized as follows:

	2025	2024
Federal Home Loan Bank advances	$—	$—
Junior subordinated debentures	140,632	113,916
Subordinated notes	359,124	316,698
Total long-term debt	$499,756	$430,614
Federal Home Loan Bank Advances
Long-term FHLB borrowings are used to match fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowings compares favorably to the rates required to attract deposits. The Company did not have any outstanding long-term advances from the FHLB during 2025 and 2024. The total amount of the credit available to the Company from the FHLB at December 31, 2025 was $5,574,759.
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
The interest rate on the debentures reprices quarterly equal to the three-month CME Term SOFR at the determination date plus the applicable spread. The debentures owned by the respective trusts are currently redeemable at par. The Company assumed junior subordinated debentures from The First with a carrying value of $25,653. The following table provides the details of the debentures as of December 31, 2025:

	Principal Amount	Carrying Value	Spread (in bps)	Year of Maturity	Amount Included in Tier 2 Capital
PHC Statutory Trust I	$20,619	$20,619	311	2033	$20,000
PHC Statutory Trust II	31,959	31,959	213	2035	31,000
Capital Bancorp Capital Trust I	12,372	12,372	176	2035	12,000
First M&F Statutory Trust I	30,928	26,360	159	2036	25,433
Brand Trust I	10,310	9,878	231	2035	9,568
Brand Trust II	5,155	5,190	326	2037	5,035
Brand Trust III	5,155	5,191	326	2038	5,036
Brand Trust IV	3,093	3,284	401	2038	3,191
FMB Trust I	6,186	6,228	311	2033	6,041
Liberty Trust II	10,310	9,818	174	2036	9,508
The First Trust II	4,124	3,925	191	2037	3,801
The First Trust III	6,186	5,808	166	2037	5,622
Total		$140,632			$136,235
Federal Reserve guidelines limit the amount of securities that, similar to the Company’s junior subordinated debentures, are includable in Tier 1 capital, but until the Company’s merger with The First on April 1, 2025, these guidelines did not impact the

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Long-Term Debt (continued)
amount of debentures the Company includes in Tier 1 capital. Following the merger with The First, all of the Company's junior subordinated debentures are now included in Tier 2 capital.
Subordinated Notes
The Company has issued and sold fixed-to-floating rate subordinated notes in underwritten public offerings at a price equal to 100% of the aggregate principal amounts of the notes. Interest on the these notes is payable semi-annually in arrears at the applicable fixed rate until but excluding the fixed to floating transition date and payable quarterly in arrears thereafter at the applicable benchmark rate plus spread until but excluding the maturity date or earlier redemption date. The Company assumed $37,000 fixed-to-floating rate subordinated notes due May 1, 2033 (the “2033 Notes”) and $60,000 fixed-to-floating rate subordinated notes due October 1, 2030 (the “2030 Notes”) in connection with the merger with The First. Interest on the 2033 Notes is payable quarterly in arrears at the applicable interest rate, and interest on the 2030 Notes is payable semi-annually in arrears at 4.25% until but excluding the fixed to floating transition date and payable quarterly in arrears thereafter at the applicable benchmark rate plus spread until but excluding the maturity date or earlier redemption date. The subordinated notes issued by the Company and assumed from The First are referred to collectively as the “Notes”. A summary of the Notes is as follows:

Issue Date	Initial principal	Fixed rate	Fixed to floating transition date	Benchmark rate	Spread (in bps)	Debt outstanding	Maturity
August 22, 2016	$40,000	5.50%	September 1, 2026	3-month CME Term SOFR	407.1	$40,000	September 1, 2031
September 3, 2020	$100,000	4.50%	September 15, 2030	3-month CME Term SOFR	402.5	$100,000	September 15, 2035
November 23, 2021	$200,000	3.00%	December 1, 2026	3-month CME Term SOFR	191	$196,400	December 1, 2031
April 30, 2018	$37,000	6.40%	May 1 ,2028	3-month CME Term SOFR	339	$37,000	May 1, 2033
Debt issuance costs						(12,280)
Fair value adjustment						(1,996)
Total subordinated debt						$359,124
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
On October 1, 2025, the Company redeemed $60,000 of the fixed-to floating subordinated notes it assumed in connection with its acquisition of The First. During 2023, the Company purchased and subsequently extinguished $3,300 of its aggregate $200,000 fixed-to-floating subordinated notes and realized a gain of $620.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 – Long-Term Debt (continued)
The aggregate stated maturities of long-term debt outstanding at December 31, 2025, are summarized as follows:

	Federal Home Loan Bank advances	Junior subordinated debentures	Subordinated notes	Total
2026	$—	$—	$—	$—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
Thereafter	—	140,632	359,124	499,756
Total	$—	$140,632	$359,124	$499,756

Note 13 – Employee Benefit and Deferred Compensation Plans
(Dollar in Thousands, Except Share Data)
Pension and Post-retirement Medical Plans
The Company sponsors a noncontributory defined benefit pension plan, under which participation and benefit accruals ceased as of December 31, 1996. The Company’s funding policy is to contribute annually to the plan an amount not less than the minimum required contribution, as determined annually by consulting actuaries in accordance with funding standards imposed under the Internal Revenue Code of 1986, as amended (“the Code”). No contributions were made or required in 2025 or 2024. The Company does not anticipate that a contribution will be required in 2026. The plan’s accumulated benefit obligation and projected benefit obligation are substantially the same since benefit accruals have ceased. The accumulated benefit obligation was $18,590 and $18,685 at December 31, 2025 and 2024, respectively. There is no additional minimum pension liability required to be recognized.
The Company provides retiree medical benefits, consisting of the opportunity to purchase coverage at subsidized rates under the Company’s group medical plan. Employees eligible to participate must (i) have been employed by the Company and enrolled in the Company’s group medical plan as of December 31, 2004 and (ii) retire from the Company between ages 55 and 65 with at least 15 years of service or 70 points (points determined as the sum of the employee’s age and years of service). The Company periodically determines the portion of the premiums to be paid by each retiree and the portion to be paid by the Company. Coverage ceases when a retiree attains age 65 and is eligible for Medicare. The Company did not contribute to the plan in 2025 or 2024; the Company expects to contribute approximately $50 in 2026. The assumed rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) for 2025 is 8.55%. Increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not materially increase or decrease the accumulated post-retirement benefit obligation or the service and interest cost components of net periodic post-retirement benefit costs as of December 31, 2025 and for the year ended.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Employee Benefit and Deferred Compensation Plans (continued)

The following table presents information relating to the defined benefit pension plan maintained by Renasant Bank (“Pension Benefits - Renasant”) and the post-retirement health plan (“Other Benefits”) as of December 31, 2025 and 2024:

	Pension Benefits Renasant		Other Benefits
	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$18,685	$20,195	$448	$512
Service cost	—	—	—	—
Interest cost	948	908	20	21
Plan participants’ contributions	—	—	17	21
Actuarial loss (gain)	701	(620)	(190)	(89)
Benefits paid	(1,744)	(1,798)	(16)	(17)
Benefit obligation at end of year	$18,590	$18,685	$279	$448
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$19,148	$20,119
Actual return on plan assets	2,189	827
Contribution by employer	—	—
Benefits paid	(1,744)	(1,798)
Fair value of plan assets at end of year	$19,593	$19,148
Funded status at end of year	$1,003	$463	$(279)	$(448)
Weighted-average assumptions as of December 31
Discount rate used to determine the benefit obligation	4.99%	5.37%	4.26%	4.99%
The funded status at end of the year for Pension Benefits - Renasant and Other Benefits are included in “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets. The discount rate assumptions at December 31, 2025 were determined using a yield curve approach. A yield curve was developed from a selection of high quality fixed-income investments whose cash flows approximate the timing and amount of expected cash flows from the plans. The selected discount rate is the rate that produces the same present value of the plans’ projected benefit payments.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Employee Benefit and Deferred Compensation Plans (continued)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income for the defined benefit pension and post-retirement health plans for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Pension Benefits Renasant			Other Benefits
	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$—	$—	$1
Interest cost	948	908	995	20	21	22
Expected return on plan assets	(1,068)	(993)	(1,236)	—	—	—
Recognized actuarial loss (gain)	485	517	523	(88)	(93)	(61)
Net periodic benefit cost	365	432	282	(68)	(72)	(38)
Net actuarial gain arising during the period	(419)	(455)	(60)	(190)	(89)	(20)
Amortization of net actuarial (loss) gain recognized in net periodic pension cost	(485)	(516)	(523)	88	94	61
Total recognized in other comprehensive income	(904)	(971)	(583)	(102)	5	41
Total recognized in net periodic benefit cost and other comprehensive income	$(539)	$(539)	$(301)	$(170)	$(67)	$3
Weighted-average assumptions as of December 31
Discount rate used to determine net periodic pension cost	5.37%	4.74%	4.94%	4.99%	4.53%	4.74%
Expected return on plan assets	5.90%	5.20%	6.25%	N/A	N/A	N/A
Future estimated benefit payments under the Renasant defined benefit pension plan and other benefits are as follows:

	Pension Benefits Renasant	Other Benefits
2026	$2,118	$50
2027	1,957	52
2028	1,926	38
2029	1,857	50
2030	1,801	42
2031 - 2035	7,300	82
Amounts recognized in accumulated other comprehensive income, before tax, for the year ended December 31, 2025 are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss (gain)	8,847	(327)
Total	$8,847	$(327)
The estimated costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2026 are as follows:

	Pension Benefits Renasant	Other Benefits
Prior service cost	$—	$—
Actuarial loss (gain)	436	(140)
Total	$436	$(140)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Employee Benefit and Deferred Compensation Plans (continued)

Approximately 85% of the pension plan’s assets are invested in a collective trust, which in turn invests in other collective or pooled trusts with individual investment mandates. The collective trust’s asset allocation is approximately 70% in growth assets, consisting of interests in trusts invested in equity securities, high yield fixed income securities, and direct real estate investments (approximately 9% of assets), and approximately 30% in assets intended to hedge against the volatility arising from interest rate risk, consisting of interests in trusts invested in long duration fixed income securities. The collective trust is actively managed, allowing changes in the asset allocation to enhance returns and mitigate risk, with the mandate to preserve the funded status of the plan through portfolio growth and interest rate hedging. Management’s investment committee periodically reviews the collective trust’s performance and asset allocation to ensure that the plan’s investment objectives are satisfied and that the investment strategy of the trust has not materially changed.
The remaining 15% of the pension plan’s assets are managed by Park Place Capital Corporation, a wholly owned subsidiary of the Company. These assets are invested in large cap securities on which covered call options are written to generate income.
The expected long-term rate of return was estimated using market benchmarks for investment classes applied to the plan’s target asset allocation and was computed using a valuation methodology which projects future returns based on current valuations rather than historical returns.
The fair values of the Company’s defined benefit pension plan assets by category at December 31, 2025 and 2024 are below. Level 1 includes cash and cash equivalents and corporate stocks, in which the fair value is determined by quoted market prices. Level 2 includes U.S. government securities in which the value is determined by market prices of similar securities. Investments in collective trusts consist of trusts that invest primarily in liquid equity and fixed income securities and have a small direct investment in real estate. There is generally no restriction on redemptions or withdrawals for benefit payments or in the event of plan termination; 60 days notice is required to redeem or withdraw assets for any other purpose.

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at net asset value per share (“NAV”)	Totals
December 31, 2025
Cash and cash equivalents	$406	$—	$—	$—	$406
Investments in collective trusts	—	—	—	16,656	16,656
U.S. government securities	—	50	—	—	50
Corporate stocks	2,481	—	—	—	2,481
	$2,887	$50	$—	$16,656	$19,593

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured at NAV	Totals
December 31, 2024
Cash and cash equivalents	$281	$—	$—	$—	$281
Investments in collective trusts	—	—	—	16,590	16,590
U.S. government securities	—	156	—	—	156
Corporate stocks	2,121	—	—	—	2,121
	$2,402	$156	$—	$16,590	$19,148

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Employee Benefit and Deferred Compensation Plans (continued)

Other Retirement Plans
The Company maintains a 401(k) plan, which is a contributory plan maintained in the form of a “safe harbor” arrangement. Employees are immediately enrolled in the plan and eligible to make pre-tax deferrals, subject to limits imposed under the plan and the deferral limit established annually by the IRS, and receive Company matching contributions not in excess of 4% of compensation. The Company may make a discretionary profit-sharing contribution for each eligible participant as an equal percentage of each participant’s compensation. To be eligible to receive this profit-sharing contribution, an employee must: (i) be employed on the last day of the year and be credited with 1000 hours of service during the year; (ii) die or become disabled during the year; or (iii) have attained the early or normal retirement age (as defined in the plan). Senior executive officers of the Bank are not eligible to receive these discretionary contributions. No profit-sharing contribution was made for the year 2025. The Company’s costs related to the 401(k) plan, excluding employee deferrals, in 2025, 2024 and 2023 were $9,491, $7,290 and $6,757, respectively.
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
The Company’s Deferred Stock Unit and Deferred Income Plan are unfunded. It is anticipated that such plans will result in no additional cost to the Company because life insurance policies on the lives of participants have been purchased in amounts estimated to be sufficient to pay plan benefits. The Company is both the owner and beneficiary of the policies. The expense recorded in 2025, 2024 and 2023 for the Company’s Deferred Stock Unit and Deferred Income Plan was $2,189, $2,270 and $2,210, respectively.
In connection with the Company’s acquisition of Brand Group Holdings, Inc. in 2018, the Company assumed the Brand Group Holdings, Inc. Deferred Compensation Plan. Deferral elections in effect as of the time of acquisition were given effect for compensation earned during 2018; no further deferrals have been or will be made to the plan. Account balances maintained under the plan will be distributed as provided under the terms of the plan and individual participant elections. Pending distribution, balances will be notionally invested by each participant in designated investment alternatives.
In 2007, the Company assumed supplemental executive retirement plans (SERPs) in connection with the acquisition of Capital Bancorp, Inc. and its affiliates. The plans are designed to provide four officers specified annual benefits for a 15-year period upon the attainment of a designated retirement age. In 2025, the Company assumed SERPs, supplemental director retirement plans and other deferred compensation agreements in connection with its acquisition of The First. These SERPs, supplemental director retirement plans and other deferred compensation agreements were designed to provide officers of the The First (or former directors and officers of entities that The First had acquired prior to its acquisition by the Company) specified annual benefits, in an amount and on such schedule as specified in the particular plan. Liabilities associated with these plans totaled $13,518 and $3,143 at December 31, 2025 and 2024, respectively. The plans are not qualified under Code Section 401.
Incentive Compensation Plans
Under the Company’s Performance Based Rewards Plan, annual cash bonuses are paid to eligible officers and employees, subject to the attainment of designated performance criteria that may relate to the Company’s performance, the performance of an affiliate, region, division or profit center, and/or to individual or team performance. The Company annually sets minimum, target, and superior levels of performance. Minimum performance must be attained for the payment of any bonus; superior performance must be attained for maximum payouts. The expense associated with the plan for 2025, 2024 and 2023 was $11,655, $8,659 and $10,303, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 13 – Employee Benefit and Deferred Compensation Plans (continued)

In 2020, the Company implemented the 2020 Long-Term Incentive Compensation Plan that provides for the grant of stock options and stock appreciation rights and the award of restricted stock and restricted stock units.
Options granted under the plan permit the acquisition of shares of the Company’s common stock at an exercise price equal to the fair market value of the shares on the date of grant. Options may be subject to time-based vesting or the attainment of performance criteria; all options expire ten years after the date of grant. Options that do not vest or expire unexercised are forfeited and canceled. Stock appreciation rights may be granted under the plan on terms similar to options. There were no stock options or stock appreciation rights granted, or associated compensation expense (recognized or unrecognized), during the years ended December 31, 2025, 2024 or 2023. No options have been outstanding since December 31, 2021.

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
In 2025, the Company made performance-based and time-based restricted stock awards; restricted stock units were not awarded, and none were outstanding from previous years. The fair value of each restricted stock award is the closing price of the Company’s common stock on the business day immediately preceding the date of the award.
In addition, The First maintained a long-term equity compensation plan, and the restricted stock awarded as of the date of the Company’s acquisition of The First was converted into adjusted restricted stock of the Company, subject to the same terms and conditions as prior to the merger.
For restricted stock awarded under the plan and The First restricted stock awards converted into Renasant restricted stock awards, the Company recorded compensation expense of $17,723, $13,562 and $13,458 for the years ended December 31, 2025, 2024 and 2023, respectively. The total income tax benefit was $4,375, $3,138 and $3,292, respectively. The total fair value of shares vested was $15,454, $11,715 and $9,716 for the years ended December 31, 2025, 2024 and 2023, respectively. The following table summarizes the changes in restricted stock as of and for the year ended December 31, 2025:

	Performance- Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time- Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	203,115	$34.32	801,181	$35.08
Awarded	75,644	36.17	344,521	35.26
Converted	—	—	426,321	33.93
Vested	(83,412)	35.49	(351,913)	35.94
Forfeited and cancelled	—	—	(11,917)	35.23
Nonvested at end of year	195,347	$34.54	1,208,193	$34.48
Unrecognized stock-based compensation expense related to restricted stock totaled $19,345 at December 31, 2025. As of such date, the weighted average period over which the unrecognized expense is expected to be recognized was approximately 2.06 years.
At December 31, 2025, an aggregate of 5,382,500 and 2,132,070 shares of Company common stock were authorized and available for issuance, respectively, under the Company’s employee benefit plans of which 2,200,000 and 977,133 shares were authorized and available for issuance, respectively, under the Company’s 401(k) plan, 467,500 and 114,755 shares were authorized and available, respectively, under the Company’s Deferred Stock Unit Plan, and 2,715,000 and 1,040,182 shares were authorized and available, respectively, under the Company’s 2020 Long-Term Incentive Compensation Plan.

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
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

	Balance Sheet	December 31, 2025		December 31, 2024
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$1,784,028	$28,590	$877,051	$14,071
Interest rate lock commitments	Other Assets	92,881	1,419	64,365	861
Forward commitments	Other Assets	33,000	53	174,000	1,242
Totals		$1,909,909	$30,062	$1,115,416	$16,174
Derivative liabilities:
Interest rate contracts	Other Liabilities	$1,784,028	$28,595	$880,371	$14,094
Interest rate lock commitments	Other Liabilities	5,904	14	1,829	122
Forward commitments	Other Liabilities	196,000	593	52,000	86
Totals		$1,985,932	$29,202	$934,200	$14,302
Gains (losses) included in the Consolidated Statements of Income related to the Company’s derivative financial instruments that are not designated as hedging instruments were as follows, as of the dates presented:

	Year Ended December 31,
	2025	2024	2023
Interest rate contracts:
Included in interest income on loans	$28,328	$14,128	$8,156
Interest rate lock commitments:
Included in mortgage banking income	667	(713)	319
Forward commitments
Included in mortgage banking income	(1,695)	3,718	(1,848)
Total	$27,300	$17,133	$6,627
Derivatives designated as cash flow hedges
Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses both interest rate swap contracts and interest rate collars in an effort to manage future interest rate exposure on borrowings and loans, respectively. The swap hedging strategy manages the variable interest rate on the forecasted borrowings by using pay-fixed, receive-variable interest rate swaps. The collar hedging strategy limits the benefit to interest income when

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Derivative Instruments (continued)

rates exceed the cap but protects interest income from interest rate fluctuations below the floor strike rate. The Company expects the hedges to remain effective during the remaining terms of the swaps and collars, which run through March 2032.
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	December 31, 2025		December 31, 2024
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$130,000	$16,907	$130,000	$22,780
Interest rate collars	Other Assets	450,000	129	—	—
Totals		$580,000	$17,036	$130,000	$22,780
Derivative liabilities:
Interest rate swaps	Other Liabilities	$—	$—	$—	$—
Interest rate collars	Other Liabilities	—	—	450,000	598
Totals		$—	$—	$450,000	$598
The impact on other comprehensive income for the years ended December 31, 2025, 2024, and 2023, is described in Note 17, “Other Comprehensive Income (Loss).” The impact on earnings is reflected in interest income on loans and interest expense on borrowings in the Consolidated Statements of Income
Derivatives designated as fair value hedges
The Company enters into interest rate swap agreements to manage the fair value exposure on certain of the Company’s fixed-rate subordinated and fixed-rate available-for-sale securities. The agreements convert a fixed rate of interest to a variable rate of interest based on SOFR by using pay-variable, receive-fixed rate interest rate swaps. The Company expects the hedges to remain effective during the remaining terms of the swaps which run through September 2031.
The following table provides a summary of the Company’s derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	December 31, 2025		December 31, 2024
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative liabilities:
Interest rate swaps - subordinated notes	Other Liabilities	$100,000	$12,280	$100,000	$17,368
Interest rate swaps - securities	Other Liabilities	3,430	2	—	—
Totals		$103,430	$12,282	$100,000	$17,368
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Year ended December 31,
	Location	2025	2024	2023
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$5,089	$(317)	$2,737
Interest rate swaps - securities	Interest Income	6	—	—
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$(5,089)	$317	$(2,737)
Interest rate swaps - securities	Interest Income	(6)	—	—
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 – Derivative Instruments (continued)

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Item
Balance Sheet Location	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Long-term debt	$86,911	$81,648	$12,280	$17,369
Securities available for sale	17,780	—	(6)	—
Credit Derivatives
The Company has both bought and sold credit protection in the form of risk participation agreements. These risk participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to help the Company’s commercial customers manage their exposure to interest rate fluctuations. Risk participations in which credit protection has been purchased entitle the Company to receive a payment from the counterparty if the customer fails to make payment on any amounts due to the Company upon early termination of the swap transaction. The Company’s bought risk participation agreements have a notional amount of $259,029 and maturities between 2028 and 2032. For contracts where the Company sold credit protection, it would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. The Company’s sold risk participation agreements have a notional amount of $60,384 and have maturities between 2026 and 2032.
The maximum potential amount of future payments under these risk participation agreements as of December 31, 2025 was approximately $2,601. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of risk participation agreements at December 31, 2025 and 2024 was immaterial.

Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet when the “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements; however, the Company has not elected to offset such financial instruments in the Consolidated Balance Sheets. Initial margin and variation margin is accounted for as collateral. When the Company posts cash for margin, it is recognized as a receivable. When margin is posted or received in the form of securities, there is no accounting recognition for the pledge of securities, unless there is an event of default by one of the parties to the agreement. For centrally cleared derivatives, variation margin is accounted for as settlement of the derivative fair value. The following table presents the Company’s gross derivative positions as recognized in the Consolidated Balance Sheets as well as the net derivative positions, including collateral pledged to the extent the application of such collateral did not reduce the net derivative liability position below zero, had the Company elected to offset those instruments subject to an enforceable master netting agreement as of the dates presented:

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Gross amounts recognized	$21,867	$34,505	$17,650	$28,550
Gross amounts offset in the consolidated balance sheets	—	—	—	—
Net amounts presented in the consolidated balance sheets	21,867	34,505	17,650	28,550
Gross amounts not offset in the consolidated balance sheets
Financial instruments - derivative assets available for offset	17,110	27,939	17,110	27,939
Financial collateral (cash) pledged	—	—	20	611
Net amounts	$4,757	$6,566	$520	$—

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Income Taxes
(In Thousands)
Significant components of the provision for income taxes from continuing operations are as follows for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$42,732	$42,179	$36,138
State	1,041	2,680	1,376
	43,773	44,859	37,514
Deferred
Federal	2,448	7,028	(1,187)
State	(761)	(2,379)	(3,818)
	1,687	4,649	(5,005)
	$45,460	$49,508	$32,509
Total income tax expense does not reflect the tax effects of items that are included in other comprehensive income each period. The tax effects included each period resulted in net expense in other comprehensive income of $17,634, $4,012 and $19,716 in 2025, 2024 and 2023, respectively. We do not have any foreign operations, and accordingly all net income before income tax relates exclusively to operations within the United States.
The reconciliation of income taxes computed at the United States federal statutory tax rates to the provision for income taxes is as follows for the period presented in accordance with ASU 2023-09:

	Year Ended December 31,
	2025
	Amount	Rate
US federal statutory income tax rate	$47,614	21.00%
State and local income taxes, net of federal income tax effects(1)	236	0.10%
Tax credits and related income tax effects
Low income housing tax credits and other tax benefits, net of proportional amortization(2)	(1,026)	(0.45)%
Transferrable energy tax credits, net of cost(3)	(529)	(0.23)%
Nontaxable or nondeductible items
Tax-exempt interest income	(3,226)	(1.42)%
Bank-owned life insurance	(2,991)	(1.32)%
Other	4,619	2.04%
Changes in unrecognized tax benefits	(54)	(0.02)%
Other adjustments	817	0.35%
Effective income tax rate	$45,460	20.05%
(1) State taxes in Alabama and Tennessee make up the majority of this category
(2) Includes tax credits and related benefits of $5,371 and proportional amortization of $4,345
(3) Includes transferrable tax credits of $5,315 and related cost of $4,786

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Income Taxes (continued)

The table below reconciles the Company’s tax expense at the U.S. federal statutory income tax rate to tax expense at the effective tax rate, as previously disclosed prior to the adoption of ASU 2023-09, for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Tax at U.S. statutory rate	$51,443	$37,209
Increase (decrease) in taxes resulting from:
Tax-exempt interest income	(1,750)	(1,505)
BOLI income	(1,178)	(2,197)
Investment tax credits	(3,950)	(1,901)
Amortization of investment in low-income housing tax credits	2,851	1,741
State income tax expense, net of federal benefit	(262)	(1,929)
Nondeductible transaction costs	1,060	—
Other items, net	1,294	1,091
	$49,508	$32,509
The effective tax rate was 20.21% and 18.35% for the years ended December 31, 2024 and 2023, respectively.

Income Tax Payments	2025
U.S. Federal	$16,407
U.S. State
Mississippi	1,000
Other states	956
Total income taxes paid	$18,363
Income taxes paid were $29,065 and $42,047 for the years ended December 31, 2024 and 2023, respectively.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows for the periods presented:

	December 31,
	2025	2024
Deferred tax assets
Allowance for credit losses	$78,819	$53,349
Loans	36,497	—
Deferred compensation	22,792	15,695
Net unrealized losses on securities	47,059	47,199
Impairment of assets	1,466	874
Tax credits	12,304	8,781
Net operating loss carryforwards	21,725	2
Investments in partnerships	—	77
Lease liabilities under operating leases	14,228	12,423
Other	3,870	3,073
Total deferred tax assets	238,760	141,473
Deferred tax liabilities
Fixed assets	23,516	9,927
Mortgage servicing rights	13,447	15,841
Junior subordinated debt	1,607	1,452
Intangibles	37,159	3,652
Lease right-of-use asset	13,903	11,775
Loans	—	7,638
Other	3,580	4,153
Total deferred tax liabilities	93,212	54,438
Net deferred tax assets	$145,548	$87,035
The Company and its corporate, non-real estate investment trust subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2022 through 2024. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2021 through 2024.
The Company had unused Federal net operating losses of $80,173 at December 31, 2025; there were no unused Federal net operating losses at December 31, 2024. The Company had unused State net operating losses of $114,780 and $140 at December 31, 2025 and December 31, 2024, respectively. No allowance existed against these net operating losses, as the Company determined it was more likely than not they would be fully realized. Substantially all of the net operating losses were acquired as part of the acquisition of The First in April 2025. Due to pre-existing ownership changes, the ability to utilize these net operating losses is limited under Code Section 382. The amount of net operating losses disclosed above reflects the maximum amount that can be utilized pursuant to Code Section 382.
The Company has unused state tax credits in various jurisdictions for the year ended December 31, 2025 and 2024 of $15,575 and $11,115, respectively, which can be carried forward for periods ranging from five to 25 years. The Company determined, based on all available evidence, that it is more likely than not that the Company will realize the full amount of these credits, and no valuation allowance has been recorded.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 15 – Income Taxes (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, related to federal and state income tax matters as of December 31 follows below:

	2025	2024	2023
Balance at January 1	$501	$399	$407
Additions based on positions related to current period	170	190	78
Reductions due to lapse of statute of limitations	(296)	(88)	(86)
Balance at December 31	$375	$501	$399
If ultimately recognized, the Company does not anticipate any material increase in the effective tax rate for 2025 relative to any tax positions taken prior to January 1, 2025. The Company has accrued $56, $41 and $26 for interest and penalties related to unrecognized tax benefits as of December 31, 2025, 2024 and 2023, respectively. The Company recognized accrued interest and penalties on unrecognized tax benefits as a component of income tax expense.
The Company holds investments in limited partnerships and similar entities (“LPs”) that are not consolidated in the financial statements. These LPs construct, own, and operate affordable housing, solar energy farms, and similar projects. Typically, an unrelated third party is the general partner or managing member and is primarily responsible for overseeing and controlling these projects. As an investor in these LPs, certain tax credits (“ITC”), primarily Low-Income Housing Tax Credits under Code Section 42 (“LIHTC”) and Energy Credits under Code Section 48, are allocated to the Company. These ITC are recognized as income tax benefits in the Company’s Consolidated Statements of Income over the period in which they are earned, which is typically ten years and one year for LIHTC and Energy Credits, respectively, beginning when the related projects are placed in service, as determined under the Code and related regulations. These investments are recorded to “Other assets” in the Consolidated Balance Sheets, and are amortized ratably based on the realization of ITC using the practical expedient method described in ASU 2014-01. The balance of these investments recorded to Other assets was $44,157 and $13,366 at December 31, 2025 and 2024, respectively. For the year ended December 31, 2025 and 2024, the Company recognized $4,599 and $2,977, respectively, of benefits from ITC and recorded $4,371 and $2,851, respectively, of amortization on the LP investments, all of which were recorded to the “Income taxes” line item in the Consolidated Statements of Income. The non-income-tax-related income or expenses related to the Company’s LP investments were not significant in 2025 and 2024. The Company is continuing to pursue opportunities to invest in similar LPs and as of December 31, 2025, had unfunded commitments related to similar ITC investments of $96,833. The Company’s risk of loss on these projects is generally mitigated by policies requiring that the project qualify for the expected ITC prior to making its investment.
Note 16 – Fair Value Measurements
(In Thousands)
Recurring Fair Value Measurements
The Company carries certain assets and liabilities at fair value on a recurring basis. The Company’s recurring fair value measurements are based on the requirement to carry such assets and liabilities at fair value or the Company’s election to carry certain eligible assets and liabilities at fair value. Assets and liabilities that are required to be carried at fair value include securities available for sale and derivative instruments. The Company has elected to carry mortgage loans held for sale at fair value on a recurring basis as permitted under the guidance in ASC 825.
The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities that are measured on a recurring basis:
Securities available for sale: Securities available for sale consist of debt securities, such as obligations of U.S. Government agencies and corporations and mortgage-backed securities. Where quoted market prices in active markets are available, securities are classified within Level 1 of the fair value hierarchy. If quoted prices from active markets are not available, fair values are based on quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active, or model-based valuation techniques where all significant assumptions are observable in the market. Such instruments are classified within Level 2 of the fair value hierarchy. All Level 2 securities, including state and political subdivisions, mortgage-backed securities and other debt securities are valued using model-based valuation techniques where all significant assumptions are observable. When assumptions used in model-based valuation techniques are not observable in the market, the assumptions used by management reflect estimates of assumptions used by

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Fair Value Measurements (continued)
other market participants in determining fair value. When there is limited transparency around the inputs to the valuation, the instruments are classified within Level 3 of the fair value hierarchy.
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
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
December 31, 2025
Financial assets:
Securities available for sale	$—	$2,560,818	$—	$2,560,818
Derivative instruments	—	47,098	—	47,098
Mortgage loans held for sale in loans held for sale	—	265,959	—	265,959
Total financial assets	$—	$2,873,875	$—	$2,873,875
Financial liabilities:
Derivative instruments	$—	$41,484	$—	$41,484

	Level 1	Level 2	Level 3	Totals
December 31, 2024
Financial assets:
Securities available for sale	$—	$831,013	$—	$831,013
Derivative instruments	—	38,954	—	38,954
Mortgage loans held for sale in loans held for sale	—	246,171	—	246,171
Total financial assets	$—	$1,116,138	$—	$1,116,138
Financial liabilities:
Derivative instruments	$—	$32,268	$—	$32,268
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. There were no such transfers between levels of the fair value hierarchy during the year ended December 31, 2025.
For 2025 and 2024, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.
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

	Level 1	Level 2	Level 3	Totals
December 31, 2025
Collateral dependent loans	$—	$—	$87,680	$87,680
OREO	—	—	3,538	3,538
Total	$—	$—	$91,218	$91,218

	Level 1	Level 2	Level 3	Totals
December 31, 2024
Collateral dependent loans	$—	$—	$38,374	$38,374
OREO	—	—	3,666	3,666
Total	$—	$—	$42,040	$42,040
The following methods and assumptions are used by the Company to estimate the fair values of the Company’s assets measured on a nonrecurring basis:
Collateral dependent loans: Loans that do not share similar risk characteristics such that they can be evaluated on a collective (pool) basis are individually evaluated for credit losses each quarter taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets such as equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3.
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
The following table presents, as of December 31, 2025, OREO measured at fair value on a nonrecurring basis that was still held in the Consolidated Balance Sheets at period-end. There was no impairment recognized during 2024 of OREO assets still held in the Consolidated Balance Sheets at period end.

December 31, 2025
Carrying amount prior to remeasurement	$4,182
Impairment recognized in results of operations	(644)
Fair value	$3,538
Mortgage servicing rights: The fair value of mortgage servicing rights is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds and servicing costs. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at December 31, 2025 and December 31, 2024. See Note 8, “Mortgage Servicing Rights,” for information about the valuation adjustments to the Company’s mortgage servicing rights.

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Fair Value Measurements (continued)
The following table presents information as of December 31, 2025 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Inputs
Collateral dependent loans, net of allowance for credit losses	$87,680	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	10%
OREO	$3,538	Appraised value of property less estimated costs to sell	Estimated costs to sell	10%
The input of 10% on impairments and OREO is based primarily on historical experience with respect to carrying and marketing costs.
Fair Value Option
The Company elected to measure all mortgage loans originated for sale at fair value under the fair value option. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.
Net gains of $3,166 resulting from fair value changes of these mortgage loans were recorded in income during 2025, as compared to net losses of $3,309 in 2024 and net gains of $3,300 in 2023.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2025 and December 31, 2024:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2025
Mortgage loans held for sale measured at fair value	$265,959	$260,841	$5,118

December 31, 2024
Mortgage loans held for sale measured at fair value	$246,171	$244,218	$1,953

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 16 – Fair Value Measurements (continued)
Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2025
Financial assets
Cash and cash equivalents	$1,070,718	$1,070,718	$—	$—	$1,070,718
Securities held to maturity	1,030,073	—	961,870	—	961,870
Securities available for sale	2,560,818	—	2,560,818	—	2,560,818
Loans held for sale	265,959	—	265,959	—	265,959
Loans, net	18,753,084	—	—	18,689,957	18,689,957
Mortgage servicing rights	65,271	—	—	80,537	80,537
Derivative instruments	47,098	—	47,098	—	47,098
Financial liabilities
Deposits	$21,473,070	$—	$21,465,168	$—	$21,465,168
Short-term borrowings	555,774		555,774	—	555,774
Junior subordinated debentures	140,632	—	126,976	—	126,976
Subordinated notes	359,124	—	352,616	—	352,616
Derivative instruments	41,484	—	41,484	—	41,484

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2024
Financial assets
Cash and cash equivalents	$1,092,032	$1,092,032	$—	$—	$1,092,032
Securities held to maturity	1,126,112	—	1,002,544	—	1,002,544
Securities available for sale	831,013	—	831,013	—	831,013
Loans held for sale	246,171	—	246,171	—	246,171
Loans, net	12,683,264	—	—	12,340,638	12,340,638
Mortgage servicing rights	72,991	—	—	96,290	96,290
Derivative instruments	38,954	—	38,954	—	38,954
Financial liabilities
Deposits	$14,572,612		$14,570,304	$—	$14,570,304
Short-term borrowings	108,018		108,018	—	108,018
Junior subordinated debentures	113,916	—	100,668	—	100,668
Subordinated notes	316,698	—	295,868	—	295,868
Derivative instruments	32,268	—	32,268	—	32,268

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 17 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive income (loss), net of tax, were as follows:

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2025
Securities available for sale:
Unrealized holding gains on securities	$63,237	$15,890	$47,347
Amortization of unrealized holding losses on securities transferred to the held to maturity category	11,571	2,961	8,610
Total securities available for sale	74,808	18,851	55,957
Derivative instruments:
Unrealized holding losses on derivative instruments	(9,349)	(2,389)	(6,960)
Amounts reclassified into earnings	4,203	1,074	3,129
Total derivative instruments	(5,146)	(1,315)	(3,831)
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	610	156	454
Amortization of net actuarial loss recognized in net periodic pension cost(1)	397	101	296
Total defined benefit pension and post-retirement benefit plans	1,007	257	750
Total other comprehensive income	$70,669	$17,793	$52,876
Year Ended December 31, 2024
Securities available for sale:
Unrealized holding gains on securities	$1,455	$381	$1,074
Amortization of unrealized holding losses on securities transferred to the held to maturity category	12,731	3,255	9,476
Total securities available for sale	14,186	3,636	10,550
Derivative instruments:
Unrealized holding losses on derivative instruments	(2,636)	(675)	(1,961)
Amounts reclassified into earnings	3,144	805	2,339
Total derivative instruments	508	130	378
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	543	138	405
Amortization of net actuarial loss recognized in net periodic pension cost(1)	423	108	315
Total defined benefit pension and post-retirement benefit plans	966	246	720
Total other comprehensive income	$15,660	$4,012	$11,648

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 17 – Other Comprehensive Income (Loss) (continued)

	Pre-Tax	Tax Expense (Benefit)	Net of Tax
Year Ended December 31, 2023
Securities available for sale:
Unrealized holding gains on securities	$20,194	$5,066	$15,128
Reclassification adjustment for gains realized in net income(2)	41,494	10,431	31,063
Amortization of unrealized holding losses on securities transferred to the held to maturity category	13,557	3,466	10,091
Total securities available for sale	75,245	18,963	56,282
Derivative instruments:
Unrealized holding losses on derivative instruments	(6,077)	(1,553)	(4,524)
Amounts reclassified into earnings	3,519	900	2,619
Total derivative instruments	(2,558)	(653)	(1,905)
Defined benefit pension and post-retirement benefit plans:
Net gain arising during the period	80	20	60
Amortization of net actuarial loss recognized in net periodic pension cost(1)	462	118	344
Total defined benefit pension and post-retirement benefit plans	542	138	404
Total other comprehensive income	$73,229	$18,448	$54,781
(1) Included in Salaries and employee benefits in the Consolidated Statements of Income
(2) Included in Net losses on sales of securities and Impairment losses on securities in the Consolidated Statements of Income

The accumulated balances for each component of other comprehensive loss, net of tax, at December 31 were as follows:

	2025	2024	2023
Unrealized losses on securities	$(96,977)	$(152,934)	$(163,484)
Unrealized gains on derivative instruments	13,598	17,429	17,051
Unrecognized losses on defined benefit pension and post-retirement benefit plans obligations	(6,353)	(7,103)	(7,823)
Total accumulated other comprehensive loss	$(89,732)	$(142,608)	$(154,256)

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 18 – Net Income Per Common Share
(In Thousands, Except Share and Per Share Data)
Basic and diluted net income per common share calculations are as follows for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Basic
Net income applicable to common stock	$181,272	$195,457	$144,678
Average common shares outstanding	86,940,841	59,350,157	56,099,689
Net income per common share—basic	$2.09	$3.29	$2.58
Diluted
Net income applicable to common stock	$181,272	$195,457	$144,678
Average common shares outstanding	86,940,841	59,350,157	56,099,689
Effect of dilutive stock-based compensation	573,942	398,633	348,474
Average common shares outstanding—diluted	87,514,783	59,748,790	56,448,163
Net income per common share—diluted	$2.07	$3.27	$2.56
Outstanding stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Year Ended
	December 31,
	2025	2024	2023
Number of shares	1,000	—	6,600

Note 19 – Commitments, Contingent Liabilities and Financial Instruments with Off-Balance Sheet Risk
(In Thousands)
Loan commitments are made to accommodate the financial needs of the Company’s customers. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The Company’s unfunded loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 2025 were $3,662,810 and $122,367, respectively, compared to $2,856,308 and $90,267, respectively, at December 31, 2024. For information on the allowance for credit losses on unfunded loan commitments, see Note 5, “Allowance for Credit Losses”.
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
The Company’s balance of FHLB stock, which is carried at amortized cost, at December 31, 2025 and 2024, was $38,297 and $15,209, respectively. The required investment for the same time period was $29,550 and $11,044, respectively.
The Company’s ability to pay dividends to its shareholders is substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. The approval of the Mississippi Department of Banking and Consumer Finance (the “DBCF”) is required prior to the Bank paying dividends to the Company, and under certain circumstances the Federal Reserve approval may also be required. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the DBCF. In addition, Federal Reserve regulations prohibit a member bank from paying a dividend without prior approval from the Federal Reserve if either (1) the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank’s net income for the current year plus its retained net income of the prior two calendar years or (2) the dividend would exceed the bank’s undivided profits as reportable on its Reports of Condition and Income. In this latter scenario, Federal Reserve regulations also require that at least two-thirds of the bank’s shareholders approve the proposed dividend. Accordingly, the approval of the DBCF is required prior to the Bank paying dividends to the Company, and under certain circumstances Federal Reserve approval may also be required.
At December 31, 2025, the Bank’s earned surplus exceeded the Bank’s capital stock by more than ten times.
In addition to the Federal Reserve and DBCF restrictions on dividends payable by the Bank to the Company, the Federal Reserve has provided guidance on the criteria that it will use to evaluate the request by a bank holding company to pay dividends in an aggregate amount that will exceed the company’s earnings for the period in which the dividends will be paid. For purposes of this analysis, “dividend” includes not only dividends on preferred and common equity but also dividends on debt underlying trust preferred securities and Tier 1 capital instruments. The Federal Reserve’s criteria evaluates whether the holding company (1) has net income over the past four quarters sufficient to fully fund the proposed dividend (taking into account prior dividends paid during this period), (2) is considering stock repurchases or redemptions in the quarter, (3) does not have a concentration in commercial real estate and (4) is in good supervisory condition, based on its overall condition and its asset quality risk. A holding company not meeting these criteria will require more in-depth consultations with the Federal Reserve. With respect to the second quarter of 2025, due to the impact of the Day 1 acquisition provision and the merger and conversion related expenses we incurred in such quarter, the Company's net income for the immediately-preceding four quarters was not sufficient to cover the second quarter dividend, and accordingly Federal Reserve consultation was necessary prior to the payment of our June 30, 2025 dividend. The Company did not otherwise require regulatory approval for dividends paid in 2024 or 2025.
Federal Reserve regulations also limit the amount Renasant Bank may loan to the Company unless such loans are collateralized by specific obligations. At December 31, 2025, the maximum amount available for transfer from Renasant Bank to the Company in the form of loans was $286,062. The Company also maintains a $3,000 line of credit collateralized by cash with the Bank. As of December 31, 2025, no loans from the Bank to the Company were outstanding.

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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 21 – Regulatory Matters (continued)

The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications (which include the “capital conservation buffer” discussed below):

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital and risk-based capital and leverage ratios for the Company and for Renasant Bank as of December 31:

	2025		2024
	Amount	Ratio	Amount	Ratio
Renasant Corporation
Tier 1 Capital to Average Assets (Leverage)	$2,424,528	9.61%	$1,935,522	11.34%
Common Equity Tier 1 Capital to Risk-Weighted Assets	2,424,528	11.24%	1,825,197	12.73%
Tier 1 Capital to Risk-Weighted Assets	2,424,528	11.24%	1,935,522	13.50%
Total Capital to Risk-Weighted Assets	3,190,074	14.78%	2,449,129	17.08%
Renasant Bank
Tier 1 Capital to Average Assets (Leverage)	$2,590,284	10.28%	$1,843,123	10.80%
Common Equity Tier 1 Capital to Risk-Weighted Assets	2,590,284	12.00%	1,843,123	12.85%
Tier 1 Capital to Risk-Weighted Assets	2,590,284	12.00%	1,843,123	12.85%
Total Capital to Risk-Weighted Assets	2,860,621	13.25%	2,022,737	14.10%
Common equity Tier 1 capital (“CET1”) generally consists of common stock, retained earnings, accumulated other comprehensive income and certain minority interests, less certain adjustments and deductions. In addition, the Company and the Bank must maintain a “capital conservation buffer,” which is a 2.5% of CET1 to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress. If the Company’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Company will face restrictions on its ability to pay dividends, repurchase outstanding stock and make certain discretionary bonus payments. If the Bank’s ratio of CET1 to risk-weighted capital is below the capital conservation buffer, the Bank will face limitations on capital distributions, including the payment of dividends to the Company.
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
•The Company maintained an insurance segment through Renasant Insurance, Inc., which offered all lines of commercial and personal insurance through major carriers. Effective July 1, 2024, the Bank sold substantially all of the assets of Renasant Insurance, Inc.
The Company’s reportable segments are determined by the Chief Executive Officer, who is the designated chief operating decision maker (“CODM”), based upon information provided about the Company’s products and services. The CODM evaluates the financial performance of the segments by evaluating net income as the primary measure of segment performance, as well as revenue streams, significant expenses and budget to actual results, and the CODM provides guidance in strategy and the allocation of resources.
In order to give the CODM a more precise indication of the income and expenses controlled by each segment, the results of operations for each segment reflect its own direct revenues and expenses. Indirect revenues and expenses, including income from the Company’s investment portfolio, as well as certain costs associated with data processing and back office functions, primarily support the operations of the community banks and, therefore, are included in the results of the Community Banks segment. Included in “Other” are the operations of the holding company and other eliminations that are necessary for purposes of reconciling to the consolidated amounts. Accounting policies for each segment are the same as those described in Note 1, “Significant Accounting Policies.”
The following table provides financial information for the Company’s reportable operating segments as of and for the years ended December 31, 2025, 2024 and 2023. All capital expenditures for assets are attributed to the Community Banks segment.

	Community Banks	Insurance	Wealth Management	Total Segments	Other	Consolidated
2025
Total interest income	$1,262,107	$—	$62	$1,262,169	$90	$1,262,259
Total interest expense	427,215	—	—	427,215	31,075	458,290
Net interest income	834,892	—	62	834,954	(30,985)	803,969
Provision for credit losses	107,457	—	—	107,457	—	107,457
Noninterest income	148,434	—	35,388	183,822	(1,942)	181,880
Salaries and employee benefits	351,922	—	16,641	368,563	—	368,563
Net occupancy and equipment	62,641	—	910	63,551	100	63,651
Other segment expenses(1)	210,967	—	7,162	218,129	1,317	219,446
Income before income taxes	250,339	—	10,737	261,076	(34,344)	226,732
Income taxes	53,578	—	618	54,196	(8,736)	45,460
Net income (loss)	$196,761	$—	$10,119	$206,880	$(25,608)	$181,272
Total assets	$26,739,293	$—	$8,344	$26,747,637	$3,789	$26,751,426
Goodwill	1,405,840	—	—	1,405,840	—	1,405,840

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 22 – Segment Reporting (continued)

	Community Banks	Insurance	Wealth Management	Total Segments	Other	Consolidated
2024
Total interest income	$886,666	$942	$64	$887,672	$105	$887,777
Total interest expense	348,199	—	—	348,199	27,382	375,581
Net interest income	538,467	942	64	539,473	(27,277)	512,196
Provision for credit losses	9,273	—	—	9,273	—	9,273
Noninterest income	172,877	6,473	25,873	205,223	(1,563)	203,660
Salaries and employee benefits	266,639	3,645	13,484	283,768	—	283,768
Net occupancy and equipment	44,989	163	808	45,960	—	45,960
Other segment expenses(2)	125,678	584	4,362	130,624	1,266	131,890
Income before income taxes	264,765	3,023	7,283	275,071	(30,106)	244,965
Income taxes	56,369	785	196	57,350	(7,842)	49,508
Net income (loss)	$208,396	$2,238	$7,087	$217,721	$(22,264)	$195,457
Total assets	$18,033,458	$—	$3,392	$18,036,850	$(1,982)	$18,034,868
Goodwill	988,898	—	—	988,898	—	988,898
2023
Total interest income	$795,500	$1,653	$68	$797,221	$98	$797,319
Total interest expense	251,026	—	—	251,026	26,966	277,992
Net interest income	544,474	1,653	68	546,195	(26,868)	519,327
Provision for credit losses	15,593	—	—	15,593	—	15,593
Noninterest income	76,130	12,578	25,311	114,019	(944)	113,075
Salaries and employee benefits	262,325	7,038	12,405	281,768	—	281,768
Net occupancy and equipment	45,303	438	730	46,471	—	46,471
Other segment expenses(3)	102,221	1,176	6,461	109,858	1,525	111,383
Income before income taxes	195,162	5,579	5,783	206,524	(29,337)	177,187
Income taxes	38,597	1,452	37	40,086	(7,577)	32,509
Net income (loss)	$156,565	$4,127	$5,746	$166,438	$(21,760)	$144,678
Total assets	$17,313,704	$40,405	$6,590	$17,360,699	$(164)	$17,360,535
Goodwill	988,898	2,767	—	991,665	—	991,665
(1)    Other segment expenses for Community Banks include data processing, other real estate owned, legal and professional fees, advertising and public relations, intangible amortization, communications, merger and conversion-related expenses and other miscellaneous expenses. Other segment expenses for Wealth Management include data processing, legal and professional fees, advertising and public relations, intangible amortization, communications and other miscellaneous expenses.
(2)    Other segment expenses for Community Banks include data processing, other real estate owned, legal and professional fees, advertising and public relations, intangible amortization, communications, merger and conversion-related expenses and other miscellaneous expenses. Other segment expenses for Insurance include data processing, legal and professional fees, advertising and public relations, communications and other miscellaneous expenses. Other segment expenses for Wealth Management include data processing, legal and professional fees, advertising and public relations, intangible amortization, communications and other miscellaneous expenses.
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

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 23 – Renasant Corporation (Parent Company Only) Condensed Financial Information
(In Thousands)
Balance Sheets

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$303,387	$405,782
Investment in subsidiaries	4,050,288	2,694,503
Accrued interest receivable on bank balances	2	27
Other assets	49,344	30,726
Total assets	$4,403,021	$3,131,038
Liabilities and shareholders’ equity
Junior subordinated debentures	$140,632	$113,916
Subordinated notes	359,123	316,698
Other liabilities	18,361	22,106
Shareholders’ equity	3,884,905	2,678,318
Total liabilities and shareholders’ equity	$4,403,021	$3,131,038
Statements of Income

	Year Ended December 31,
	2025	2024	2023
Income
Dividends from subsidiaries	$101,764	$75,907	$72,042
Interest income from subsidiaries	14	39	28
Other dividends	278	270	260
Other income	236	354	919
Total income	102,292	76,570	73,249
Expenses	34,729	30,768	30,544
Income before income tax benefit and equity in undistributed net income of bank subsidiary	67,563	45,802	42,705
Income tax benefit	(8,701)	(7,842)	(7,577)
Equity in undistributed net income of subsidiaries	105,008	141,813	94,396
Net income	$181,272	$195,457	$144,678

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 23 – Renasant Corporation (Parent Company Only) Condensed Financial Information (continued)

Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income	$181,272	$195,457	$144,678
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(105,008)	(141,813)	(94,396)
Amortization/depreciation	1,693	1,425	1,770
(Decrease) increase in other assets	(17,786)	6,540	(8,824)
(Decrease) increase in other liabilities	(46,511)	11,303	8,921
Net cash provided by operating activities	13,660	72,912	52,149
Investing activities
Net cash paid in acquisition	(24,115)	—	—
Net cash provided by investing activities	(24,115)	—	—
Financing activities
Cash paid for dividends	(78,604)	(53,727)	(50,279)
Repurchase of shares in connection with stock repurchase program	(13,336)	—	—
Proceeds from equity offering	—	217,000	—
Net cash (used in) provided by financing activities	(91,940)	163,273	(50,279)
(Decrease) increase in cash and cash equivalents	(102,395)	236,185	1,870
Cash and cash equivalents at beginning of year	405,782	169,597	167,727
Cash and cash equivalents at end of year	$303,387	$405,782	$169,597

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 24 – Leases
(In Thousands)

The Company enters into leases in both lessor and lessee capacities.

Lessor Arrangements
The Company finances various types of equipment arrangements for customers through operating, direct financing and sales-type leases. As of December 31, 2025 and 2024, the net investment in these leases was $29,531 and $30,846, comprised of $25,124 and $26,655 in lease receivables, $8,035 and $7,961 in residual balances and $3,628 and $3,770 in deferred income, respectively. In order to mitigate potential exposure to residual asset risk, the Company utilizes first amendment or terminal rental adjustment clause leases.

For the years ended December 31, 2025 and 2024, the Company generated $960 and $1,080 in income from these leases, respectively, which is included in interest income on loans on the Consolidated Statements of Income.
The maturities of the lessor arrangements outstanding at December 31, 2025 is presented in the table below.

2026	$409
2027	123
2028	380
2029	6,983
2030	2,640
Thereafter	18,996
Total lease receivables	$29,531
Lessee Arrangements
As of December 31, 2025 and 2024, right-of-use assets totaled $55,920 and $46,811 and lease liabilities totaled $57,227 and $49,385, respectively. These amounts are included in “Premises and equipment, net” and “Other liabilities” on the Consolidated Balance Sheets. The table below provides the components of lease cost and supplemental information for the periods presented.

	Year ended December 31,
	2025	2024
Operating lease cost (cost resulting from lease payments)	$8,003	$6,705
Short-term lease cost	102	51
Variable lease cost (cost excluded from lease payments)	919	960
Sublease income	(1,652)	(639)
Net lease cost	$7,372	$7,077
Operating lease - operating cash flows (fixed payments)	7,643	6,714
Operating lease - operating cash flows (liability reduction)	5,587	4,943
Weighted average lease term - operating leases (in years) (at period end)	16.31	18.11
Weighted average discount rate - operating leases (at period end)	3.86%	3.55%

Right-of-use assets obtained in exchange for new lease liabilities - operating leases	$18,925	$4,630

Renasant Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note 24 – Leases (continued)

The maturities of the lessee arrangements outstanding at December 31, 2025 are presented in the table below.

2026	$6,939
2027	6,531
2028	6,296
2029	6,117
2030	5,844
Thereafter	45,424
Total undiscounted cash flows	77,151
Discount on cash flows	(19,924)
Total operating lease liabilities	$57,227
Rental expense was $7,545, $6,136, and $6,859 for 2025, 2024, and 2023, respectively.

For more information on lease accounting, see Note 1, “Significant Accounting Policies” and on lease financing receivables, see Note 4, “Loans.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based upon their evaluation as of December 31, 2025, our Principal Executive Officer and Principal Financial Officer have concluded that, due to the material weakness in the Company’s internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of December 31, 2025 to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

However, after giving full consideration to the material weakness described below as well as other factors, including the additional analysis and procedures undertaken by management that have been designed to ensure that information required to be disclosed in the reports that the Company files with, or furnishes to, the Securities and Exchange Commission is communicated to our management to allow timely decisions regarding required disclosure, our management has concluded that the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, in this report present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm
The Company is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include some amounts that are based on management’s best estimates and judgments.
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
The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden, and misstatements due to error or fraud may occur and not be detected. Also, the effectiveness of internal control may vary over time as conditions change. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.
Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2025, the Company’s system of internal control over financial reporting was not effective because of the material weakness in internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified a material weakness in the Company’s internal control over financial reporting related to the manual journal entry process impacting the Company’s general ledger accounts. We determined that, for a subset of journal entries that are manually entered into the Company’s general ledger, we failed to maintain effective segregation of duties. With respect to this subset of manual journal entries, it was possible for an individual to record an entry into our general ledger without prior approval. Management did not identify any material misstatements to, or any changes in, any of the Company’s previously issued consolidated financial statements related to these control deficiencies.
Plan for Remediation of the Material Weakness
The Company and its Board of Directors are committed to maintaining an effective internal control environment. Management identified the control deficiency that constituted the above-described material weakness as of December 31, 2025 in the first quarter of 2026, and we plan to implement the following measures to remediate such weakness:
•We will reduce the number of individuals with access to the Company’s general ledger on our core system, and thus the ability to manually enter journal entries without prior approval and require that these individuals use a software system for journal entries that enforces appropriate segregation of duties.
•New supervision and review processes will be implemented for any journal entries manually entered directly into the Company’ s general ledger on our core system. Under the new procedures, a member of the Company’s financial reporting staff will routinely review a report of all manual journal entries posted to our general ledger to ensure entries were properly supported and approved.
In addition to the foregoing actions, management intends to continue to enhance the design of its general controls relating to this subset of its manual journal entries. Among other actions, management will evaluate resources of the Company’s finance department to ensure that the Company’s financial reporting processes are sufficiently supported in order to maintain proper segregation of duties.
While management has begun implementing plans that will remediate the material weakness identified above, such material weakness will not be considered fully remediated until the controls have operated effectively, as evidenced through testing, for a sufficient amount of time.
BDO USA P.C., the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which appears in Part II, Item 8 of this Annual Report on 10-K.
Changes in Internal Control over Financial Reporting
Except as set forth above, there was no change to internal control over financial reporting during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Trading Plans
During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Company
The information appearing under the heading “Board Members and Compensation – Members of the Board of Directors” in the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders is incorporated herein by reference.
Executive Officers of the Company
The information appearing under the heading “Executive Officers” in the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders is incorporated herein by reference.
Code of Ethics
The Company has adopted a code of business conduct and ethics in compliance with Item 406 of Regulation S-K that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer, among others. The Company’s Code of Ethics is available on its website at www.renasant.com by clicking on “Corporate Governance,” then “Documents, Charters & Selected Policies” and then “Code of Business Conduct and Ethics.” Any person may request a free copy of the Code of Business Conduct and Ethics from the Company by sending a request to the following address: Renasant Corporation, 209 Troy Street, Tupelo, Mississippi 38804-4827, Attention: General Counsel. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Business Conduct and Ethics by posting such information on its website, at the address specified above.
Shareholder Recommendations of Director Candidates, Audit Committee Members and Insider Trading Arrangements and Policies
The information appearing under the headings “Corporate Governance and the Board of Directors – Governing Documents and Practices, Insider Trading Policy” and “Corporate Governance and the Board of Directors - Director Nominations and Other Shareholder Proposals for the 2027 Annual Meeting” in the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information appearing under the headings “Corporate Governance and the Board of Directors – Role of the Board in Risk Oversight,” “Board Members and Compensation – Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Tables” and “Other Compensation-Related Disclosures” in the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under the heading “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders is incorporated herein by reference.
Equity Compensation Plans
There were no options, warrants or rights outstanding under plans approved by our shareholders and plans or arrangements that were not approved by our shareholders, as of December 31, 2025. These plans and arrangements are:
•Shareholder-Approved Plans: The only shareholder approved equity compensation plan under which awards are outstanding is the Renasant Corporation 2020 Long-Term Incentive Compensation Plan, as amended (the “LTIP”). The LTIP authorizes the Company to make grants and awards of stock options, stock appreciation rights, restricted stock and restricted stock units to directors, officers and employees designated for participation in the plan. As of December 31, 2025, an aggregate of 1,048,223 shares of restricted stock awarded under the LTIP remained unvested, while there were no options or other securities outstanding under the plan as of such date.
•Non-Shareholder Approved Plans and Arrangements: Two equity compensation plans currently in force that were not approved by our shareholders: our Renasant Corporation Deferred Stock Unit Plan, as amended (the “DSU Plan”), and The First Bancshares, Inc. 2007 Stock Incentive Plan, as amended (“The First Stock Incentive Plan”). At

December 31, 2025, an aggregate of 467,500 and 114,755 shares of Company common stock were authorized and available for issuance, respectively, under the DSU Plan; as of December 31, 2025, units representing an aggregate of 352,745 shares of common stock have been allocated to accounts, some of which has been distributed in the form of common stock. The Company assumed restricted stock grants outstanding under The First Stock Incentive Plan as part of the merger with The First. Outstanding grants under this plan were converted into restricted stock grants in respect of shares of the Company's common stock, subject to the same terms and conditions as were applicable under The First Stock Incentive Plan immediately prior to the merger. At December 31, 2025, an aggregate of 1,615,000 and 579,540 shares of Company common stock were authorized and available for issuance, respectively, under the The First Stock Incentive Plan; as of December 31, 2025, an aggregate of 355,317 shares of restricted stock awarded under The First Stock Incentive Plan remained unvested. The Company does not intend to make any further grants or awards under the plan.
Finally, from time to time, the Company without shareholder approval enters into employment agreements which may include commitments by the Company to make awards of equity under the Company’s long-term incentive compensation plans, stated in terms of a fixed number of shares or shares with a fixed value as of a specified grant date, or a percentage of the employee’s base compensation. Pursuant to the employment agreement that the Company entered into with M. Ray (Hoppy) Cole, Jr., we agreed to award Mr. Cole shares of our common stock under the LTIP with an award date vale of $525,000 on April 1, 2026. The award will vest on April 1, 2027.
The table below reports shares remaining available for issuance under our equity compensation plans as of December 31, 2025:

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders	—	—	1,040,182
Equity compensation plans not approved by security holders	—	—	694,295
Total	—	—	1,734,477
(1)    Does not take into account units allocated under the DSU Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under the headings “Corporate Governance and the Board of Directors – Related Person Transactions” and “Corporate Governance and the Board of Directors – Director Independence” in the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information appearing under the heading “Independent Registered Public Accountants” in the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) - (1) Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2025, 2024 and 2023 are included in Part II, Item 8, Financial Statements and Supplementary Data, in this report:

(i)	Report on Management’s Assessment of Internal Control over Financial Reporting
(ii)	Reports of Independent Registered Public Accounting Firm
(iii)	Consolidated Balance Sheets – December 31, 2025 and 2024
(iv)	Consolidated Statements of Income – Years ended December 31, 2025, 2024 and 2023
(v)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2025, 2024 and 2023
(vi)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2025, 2024 and 2023
(vii)	Consolidated Statements of Cash Flows – Years ended December 31, 2025, 2024 and 2023
(viii)	Notes to Consolidated Financial Statements

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

(3)(i)	Restated Articles of Incorporation of the Company, filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Commission August 6, 2025 and incorporated herein by reference.

(3)(ii)	Amended and Restated Bylaws of the Company, filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on October 24, 2024 and incorporated herein by reference.

(4)(i)	Restated Articles of Incorporation of the Company, filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Commission on August 6, 2025 and incorporated herein by reference.

(4)(ii)	Amended and Restated Bylaws of the Company, filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on October 24, 2024 and incorporated herein by reference.

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

(4)(viii)
Fourth Supplemental Indenture dated November 23, 2021 between Renasant Corporation and Wilmington Trust, National Association, filed as exhibit 4.2 to the Form 8-K of the Company filed with the Commission on November 23, 2021 and incorporated herein by reference.

(4)(ix)	Form of 5.0% Fixed-to-Floating Subordinated Note due 2026 (included in exhibit (4)(iv)).

(4)(x)	Form of 5.50% Fixed-to-Floating Subordinated Note due 2031 (included in exhibit (4)(v)).

(4)(xi)	Form of 4.50% Fixed-to-Floating Rate Subordinated Note due 2035 (included in exhibit (4)(vi)).

(4)(xii)	Form of 3.00% Fixed-to-Floating Rate Subordinated Note due 2031 (included in exhibit (4)(viii)).

(4)(xiii)
Indenture, dated as of November 24, 2023, between FMB Banking Corporation and The Bank of New York, filed as exhibit 4.1 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.

(4)(xiv)
Supplemental Indenture, dated as of October 31, 2018, among Bank of New York Mellon, The First Bancshares, Inc. and FMB Banking Corporation, to Indenture, dated November 24, 2003, between FMB Banking Corporation and The Bank of New York, filed as exhibit 4.2 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.

(4)(xv)
Second Supplemental Indenture, dated as of April 1, 2025, among Bank of New York Mellon Trust Company, Renasant Corporation, and The First Bancshares, Inc., to Indenture, dated November 24, 2003, between FMB Banking Corporation and The Bank of New York, filed as exhibit 4.3 to the Form 8-K of the Company filed with the Commission on April 4, 202, and incorporated herein by reference.

(4)(xvi)
Indenture, dated as of August 10, 2016, between Liberty Shares, Inc. and U.S. Bank National Association, filed as exhibit 4.4 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.

(4)(xvii)
First Supplemental Indenture, dated as of August 30, 2019, among Heritage Bancorporation, Inc., CCF Holding Company and U.S. Bank National Association, to Indenture, dated August 10, 2016, between Liberty Shares, Inc. and U.S. Bank National Association, filed as exhibit 4.5 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.

(4)(xviii)
Second Supplemental Indenture, dated as of December 30, 2022, among Heritage Southeast Bancorporation, Inc., U.S. Bank National Association and The First Bancshares, Inc. to Indenture, dated August 10, 2016, between Liberty Shares, Inc. and U.S. Bank National Association, filed as exhibit 4.6 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.

(4)(xix)
Third Supplemental Indenture, dated as of April 1, 2025, to Indenture, dated August 10, 2016, between U.S. Bank Trust Company, National Association, Renasant Corporation, and The First Bancshares, Inc., filed as exhibit 4.7 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.

(4)(xx)
Junior Subordinated Indenture, dated as of June 30, 2006, between The First Bancshares, Inc. and Wilmington Trust Company, filed as exhibit 4.8 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.

(4)(xxi)
First Supplemental Indenture, dated as of April 1, 2025, among The First Bancshares, Inc.and Wilmington Trust Company, to Junior Subordinated Indenture, dated as of June 30, 2006, between The First Bancshares, Inc. and Wilmington Trust Company, filed as exhibit 4.9 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.

(4)(xxii)
Junior Subordinated Indenture, dated as of July 27, 2007, between The First Bancshares, Inc. and Wilmington Trust Company, filed as exhibit 4.10 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.

(4)(xxiii)
First Supplemental Indenture, dated as of April 1, 2025, among The First Bancshares, Inc. and Wilmington Trust Company, to Junior Subordinated Indenture, dated as of July 27, 2007, between The First Bancshares, Inc. and Wilmington Trust Company, filed as exhibit 4.11 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.

(4)(xxiv)
Indenture, dated as of September 25, 2020, between U.S. Bank National Association and The First Bancshares, Inc., filed as exhibit 4.12 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.

(4)(xxv)
First Supplemental Indenture, dated as of April 1, 2025, to Indenture, dated September 25, 2020, between U.S. Bank, National Association, Renasant Corporation, and The First Bancshares, Inc., filed as exhibit 4.13 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.

(4)(xxvi)
Form of Global Subordinated Note for The First Bancshares, Inc. 4.25% Fixed-to-Floating Rate Subordinated Notes Due 2030, filed as exhibit 4.14 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.

(4)(xxvii)
Subordinated Note Purchase Agreement, dated as of April 30, 2018, between The First Bancshares, Inc. and the Purchasers identified therein, filed as exhibit 4.15 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.

(4)(xxviii)
Form of Subordinated Note for The First Bancshares, Inc. 6.40% Fixed-to-Floating Rate Subordinated Notes Due 2033 (incorporated by reference from Exhibit 4.15 to the Current Report on Form 8-K, filed as exhibit 4.16 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.

(4)(xxix)
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

(10)(xv)	Renasant Corporation Severance Pay Plan, filed as exhibit 10.5 to the Form 8-K of the Company filed with the Commission on February 17, 2009 and incorporated herein by reference.*

(10)(xvi)
Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and Kevin D. Chapman, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on January 13, 2016 and incorporated herein by reference.*

(10)(xvii)
Amendment to the Executive Employment Agreement dated February 14, 2018, between Renasant Corporation and Kevin D. Chapman, filed as exhibit 10.2 to the Form 10-K of the Company filed with the Commission on February 28, 2018 and incorporated herein by reference.*

10(xviii)
Amendment No. 2 to the Executive Employment Agreement dated February 25, 2025, between Renasant Corporation and Kevin D. Chapman, filed as exhibit 10.23 to the Form 10-K of the Company filed with the Commission on February 26, 2025 and incorporated herein by reference.*

(10)(xix)
Executive Employment Agreement dated January 12, 2016, between Renasant Corporation and C. Mitchell Waycaster, filed as exhibit 10.2 to the Form 8-K of the Company filed with the Commission on January 13, 2016 and incorporated herein by reference.*

(10)(xx)
Amendment to the Executive Employment Agreement dated February 14, 2018, between Renasant Corporation and C. Mitchell Waycaster, filed as exhibit 10.3 to the Form 10-K of the Company filed with the Commission on February 28, 2018 and incorporated herein by reference.*

10(xxi)
Amendment No. 2 to the Executive Employment Agreement dated December 17, 2024, between Renasant Corporation and C. Mitchell Waycaster, filed as exhibit 10.26 to the Form 10-K of the Company filed with Commission on February 26, 2025 and incorporated herein by reference.*

(10)(xxii)
Brand Group Holdings, Inc. Deferred Compensation Plan, as amended on January 1, 2016 and September 5, 2018, filed as exhibit 10.1 to the Form 10-K of the Company filed with the Commission on February 27, 2019 and incorporated herein by reference.*

(10)(xxiii)	Renasant Bank Deferred Income Plan, filed as exhibit 10.2 to the Form 10-K of the Company filed with the Commission on February 27, 2019 and incorporated herein by reference.*

(10)(xxiv)
Amendment to the Renasant Bank Deferred Income Plan dated December 14, 2020, filed as exhibit 10.31 to the Form 10-K of the Company filed with the Commission on February 26, 2021 and incorporated herein by reference.*

(10)(xxv)
Renasant Corporation 2020 Long Term Equity Incentive Compensation Plan, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on May 8, 2020 and incorporated herein by reference.*

(10)(xxvi)
Amendment No. 1 to Renasant Corporation 2020 Long Term Equity Incentive Compensation Plan, filed as exhibit 10(ii) to the Form 10-Q of the Company filed with the Commission on May 8, 2024 and incorporated herein by reference.*

(10)(xxvii)	Form of Time-Based Restricted Stock Award Agreement under the Renasant Corporation 2020 Long Term Equity Incentive Compensation Plan.*

(10)(xxviii)	Form of Performance-Based Restricted Stock Award Letter under the Renasant Corporation 2020 Long Term Equity Incentive Compensation Plan.*

(10)(xxix)
Executive Employment Agreement effective dated May 3, 2019 by and between Renasant Corporation and Curtis J. Perry, filed as exhibit 10.33 to the Form 10-K of the Company filed with the Commission on February 26, 2021 and incorporated herein by reference.*

(10)(xxx)
Executive Employment Agreement effective dated July 27, 2020, by and between Renasant Corporation and James C. Mabry IV, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on July 31, 2020 and incorporated herein by reference.*

(10)(xxxi)
Executive Employment Agreement, dated as of April 1, 2025, by and between Renasant Corporation and M. Ray (Hoppy) Cole, Jr., filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on April 4, 2025 and incorporated herein by reference.*

(10)(xxxii)	Executive Employment Agreement dated as of September 1, 2017 by and between Renasant Corporation and Mark W. Jeanfreau, as amended, filed herewith.*

(16)	Letter from HORNE, LLP dated November 3, 2025, filed as exhibit 16 to the Form 8-K of the Company filed with the Commission on November 1, 2025 and incorporated herein by reference.*

(19)	Renasant Corporation Insider Trading Policy, filed as exhibit to the Form 10-K of the Company filed with the Commission on February 26, 2025 and incorporated herein by reference.

(21)	Subsidiaries of the Company

(23)	Consent of Independent Registered Public Accounting Firm

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	Renasant Corporation Clawback Policy, filed as exhibit 97 to the Form 10-K of the Company filed with the Commission on February 26, 2025 and incorporated herein by reference.

(101)	The following materials from Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements.

(104)	The cover page of Renasant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
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

RENASANT CORPORATION

Date:	March 2, 2026	by:	/s/ Kevin D. Chapman
Kevin D. Chapman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 2, 2026	by:	/s/ James C. Mabry IV
James C. Mabry IV
Chief Financial Officer
(Principal Financial Officer)

Date:	March 2, 2026	by:	/s/ Kelly W. Hutcheson
Kelly W. Hutcheson
Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 2, 2026	by:	/s/ Gary D. Butler
Gary D. Butler
Director

Date:	March 2, 2026	by:	/s/ Donald Clark, Jr.
Donald Clark, Jr.
Director

Date:	March 02, 2026	by:	/s/ Kevin D. Chapman
Kevin D. Chapman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 2, 2026	by:	/s/ M. Ray (Hoppy) Cole, Jr.
M. Ray (Hoppy)Cole, Jr.
Executive Advisor and Director

Date:	March 2, 2026	by:	/s/ John M. Creekmore
John M. Creekmore
Vice Chairman of the Board and Director

Date:	March 2, 2026	by:	/s/ Albert J. Dale, III
Albert J. Dale, III
Director

S-1

Date:	March 2, 2026	by:	/s/ Jill V. Deer
Jill V. Deer
Director

Date:	March 2, 2026	by:	/s/ Connie L. Engel
Connie L. Engel
Director

Date:	March 2, 2026	by:	/s/ Rose J. Flenorl
Rose J. Flenorl
Director

Date:	March 2, 2026	by:	/s/ John T. Foy
John T. Foy
Director

Date:	March 2, 2026	by:	/s/ Richard L. Heyer, Jr.
Richard L. Heyer, Jr.
Director

Date:	March 2, 2026	by:	/s/ Neal A. Holland, Jr.
Neal A. Holland, Jr.
Director

Date:	March 2, 2026	by:	/s/ Jonathan A. Levy
Jonathan A. Levy
Director

Date:	March 2, 2026	by:	/s/ E. Robinson McGraw
E. Robinson McGraw
Chairman of the Board and Director

Date:	March 2, 2026	by:	/s/ Renee Moore
Renee Moore
Director

Date:	March 2, 2026	by:	/s/ Ted E. Parker
Ted E. Parker
Director

Date:	March 2, 2026	by:	/s/ Sean M. Suggs
Sean M. Suggs
Director

Date:	March 2, 2026	by:	/s/ C. Mitchell Waycaster
C. Mitchell Waycaster
Executive Vice Chairman and Director
S-2