Form 10-Q
period 2026-03-31
RENASANT CORP
filed 2026-05-07
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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

As of April 30, 2026, 92,272,120 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

Renasant Corporation
Form 10-Q
For the Quarterly Period Ended March 31, 2026

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$364,746	$299,592
Interest-bearing balances with banks	852,234	771,126
Cash and cash equivalents	1,216,980	1,070,718
Securities held to maturity (fair value of $928,696 and $961,870, respectively)	1,006,511	1,030,073
Securities available for sale, at fair value (amortized cost of $2,900,216 and $2,635,495, respectively)	2,809,647	2,560,818
Loans held for sale, at fair value	230,980	265,959
Loans held for investment, net of unearned income	18,975,248	19,047,039
Allowance for credit losses on loans	(295,862)	(293,955)
Loans, net	18,679,386	18,753,084
Premises and equipment, net	463,723	465,141
Other real estate owned, net	12,954	15,191
Goodwill	1,406,667	1,405,840
Other intangible assets, net	138,392	146,612
Bank-owned life insurance	494,874	492,541
Mortgage servicing rights, net	64,850	65,271
Other assets	582,310	480,178
Total assets	$27,107,274	$26,751,426
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$5,183,426	$5,043,960
Interest-bearing	16,916,058	16,429,110
Total deposits	22,099,484	21,473,070
Short-term borrowings	305,863	555,774
Long-term debt	500,342	499,756
Other liabilities	334,667	337,921
Total liabilities	23,240,356	22,866,521
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 250,000,000 shares authorized; 97,722,397 shares issued; 92,881,329 and 94,636,207 shares outstanding, respectively	488,612	488,612
Treasury stock, at cost – 4,841,068 and 3,086,190 shares, respectively	(173,835)	(103,494)
Additional paid-in capital	2,388,649	2,392,997
Retained earnings	1,263,116	1,196,522
Accumulated other comprehensive loss, net of taxes	(99,624)	(89,732)
Total shareholders’ equity	3,866,918	3,884,905
Total liabilities and shareholders’ equity	$27,107,274	$26,751,426
See Notes to Consolidated Financial Statements.

Renasant Corporation
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2026	2025
Interest income
Loans	$298,273	$199,574
Securities
Taxable	28,677	10,971
Tax-exempt	3,589	1,146
Other	7,581	8,639
Total interest income	338,120	220,330
Interest expense
Deposits	103,860	79,386
Borrowings	10,701	6,747
Total interest expense	114,561	86,133
Net interest income	223,559	134,197
Provision for credit losses on loans	4,224	2,050
Provision for credit losses on unfunded commitments	3,856	2,700
Provision for credit losses	8,080	4,750
Net interest income after provision for credit losses	215,479	129,447
Noninterest income
Service charges on deposit accounts	14,740	10,364
Fees and commissions	4,654	3,787
Wealth management revenue	8,678	7,067
Mortgage banking income	9,435	8,147
BOLI income	3,689	2,929
Other	9,076	4,101
Total noninterest income	50,272	36,395
Noninterest expense
Salaries and employee benefits	91,749	71,957
Data processing	5,221	4,089
Net occupancy and equipment	18,031	11,754
Other real estate owned	1,399	685
Professional fees	4,402	2,884
Advertising and public relations	4,599	4,297
Intangible amortization	8,220	1,080
Communications	4,009	2,033
Merger and conversion related expenses	—	791
Other	17,698	14,306
Total noninterest expense	155,328	113,876
Income before income taxes	110,423	51,966
Income taxes	22,195	10,448
Net income	$88,228	$41,518
Basic earnings per share	$0.94	$0.65
Diluted earnings per share	$0.94	$0.65
See Notes to Consolidated Financial Statements.

Renasant Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$88,228	$41,518
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding (losses) gains on securities	(11,867)	19,970
Amortization of unrealized holding losses on securities transferred to the held to maturity category	1,953	2,265
Total securities available for sale	(9,914)	22,235
Derivative instruments:
Unrealized holding losses on derivative instruments	(659)	(2,014)
Amounts reclassified into earnings	626	692
Total derivative instruments	(33)	(1,322)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	55	74
Total defined benefit pension and post-retirement benefit plans	55	74
Other comprehensive (loss) income, net of tax	(9,892)	20,987
Comprehensive income	$78,336	$62,505

See Notes to Consolidated Financial Statements.

Renasant Corporation
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three Months Ended March 31, 2026	Shares	Amount
Balance at January 1, 2026	94,636,207	$488,612	$(103,494)	$2,392,997	$1,196,522	$(89,732)	$3,884,905
Net income	—	—	—	—	88,228	—	88,228
Other comprehensive loss	—	—	—	—	—	(9,892)	(9,892)
Comprehensive income							78,336
Cash dividends ($0.23 per share)	—	—	—	—	(21,634)	—	(21,634)
Repurchase of shares in connection with stock repurchase program	(1,917,611)	—	(75,806)	—	—	—	(75,806)
Issuance of common stock for stock-based compensation awards	162,733	—	5,465	(9,822)	—	—	(4,357)
Stock-based compensation expense	—	—	—	5,474	—	—	5,474
Balance at March 31, 2026	92,881,329	$488,612	$(173,835)	$2,388,649	$1,263,116	$(99,624)	$3,866,918

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended March 31, 2025	Shares	Amount
Balance at January 1, 2025	63,565,690	$332,421	$(97,196)	$1,491,847	$1,093,854	$(142,608)	$2,678,318
Net income	—	—	—	—	41,518	—	41,518
Other comprehensive income	—	—	—	—	—	20,987	20,987
Comprehensive income							62,505
Cash dividends ($0.22 per share)	—	—	—	—	(14,270)	—	(14,270)
Issuance of common stock for stock-based compensation awards	173,777	—	5,550	(8,778)	—	—	(3,228)
Stock-based compensation expense	—	—	—	3,780	—	—	3,780
Balance at March 31, 2025	63,739,467	$332,421	$(91,646)	$1,486,849	$1,121,102	$(121,621)	$2,727,105

See Notes to Consolidated Financial Statements.

Renasant Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$88,228	$41,518
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,080	4,750
Depreciation, amortization and accretion	273	8,360
Deferred income tax expense	6,827	954
Funding of mortgage loans held for sale	(342,536)	(303,158)
Proceeds from sales of mortgage loans held for sale	380,395	328,897
Gains on sales of mortgage loans held for sale	(5,305)	(4,500)
Losses (gains) on sales of premises and equipment	10	(271)
Stock-based compensation	5,474	3,780
Income from bank-owned life insurance	(3,689)	(2,929)
Net change in operating leases	1,496	1,335
(Decrease) in other assets	(25,228)	(8,613)
Decrease in other liabilities	(13,970)	(20,025)
Net cash provided by operating activities	100,055	50,098
Investing activities
Purchases of securities available for sale	(378,991)	(175,815)
Proceeds from call/maturities of securities available for sale	116,604	30,958
Proceeds from call/maturities of securities held to maturity	24,859	25,831
Net decrease (increase) in loans	79,767	(171,186)
Purchases of premises and equipment	(6,327)	(4,817)
Proceeds from sales of premises and equipment	12	1,267
Proceeds from surrender of bank-owned life insurance	—	56,255
Purchases of FHLB stock	16,015	—
Proceeds from redemption of FHLB stock	(1,175)	(222)
Purchases of FRB stock	(91,127)	—
Proceeds from sales of other assets	6,151	746
Other, net	1,356	982
Net cash used in investing activities	(232,856)	(236,001)
Financing activities
Net increase in deposits	626,414	199,483
Net decrease in short-term borrowings	(249,911)	(3)
Cash paid for dividends	(21,634)	(14,270)
Repurchase of shares in connection with stock repurchase program	(75,806)	—
Net cash provided by financing activities	279,063	185,210
Net increase (decrease) in cash and cash equivalents	146,262	(693)
Cash and cash equivalents at beginning of period	1,070,718	1,092,032
Cash and cash equivalents at end of period	$1,216,980	$1,091,339

Supplemental disclosures
Cash paid for interest	$113,261	$85,839
Cash paid for income taxes	$2,761	$—
Noncash transactions:
Transfers of loans to other real estate owned	$4,955	$1,296
Recognition of operating right-of-use assets and liabilities	$2,053	$565

See Notes to Consolidated Financial Statements.

Renasant Corporation
Notes to the Consolidated Financial Statements (Unaudited)

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
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”).
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
Note 2 – Mergers and Acquisitions
(Dollar Amounts In Thousands, Except Share Data)
Acquisition of The First Bancshares, Inc. (“The First”)

Effective April 1, 2025, the Company completed its acquisition by merger of The First, the parent company of The First Bank, in a transaction valued at approximately $1,052,690. The Company issued 30,811,851 shares of common stock and paid approximately $1,869, net of tax benefit, to The First stock option holders for 100% of the voting equity interest in The First. At closing, The First merged with and into the Company, with the Company the surviving corporation in the merger; immediately thereafter, The First Bank merged with and into Renasant Bank, with Renasant Bank the surviving banking corporation in the merger. Before the merger, The First operated 116 banking locations throughout Louisiana, Mississippi, Alabama, Georgia and Florida. No transaction costs were incurred during the three months ended March 31, 2026. The Company incurred transaction costs of $791 during the three months ended March 31, 2025. These transaction costs are reported in the line item “Merger and conversion related expenses” in the Consolidated Statements of Income.
The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair values as of the acquisition date. The Company recorded approximately $584,499 in intangible assets, which consisted of goodwill of $419,023, a core deposit intangible of $165,476 and a customer relationship intangible of $5,866 associated with Southwest Georgia Insurance Services, Inc. (“SGIS”), The First’s wholly-owned insurance subsidiary. Goodwill resulted from a combination of revenue enhancements from expansion in existing markets and efficiencies resulting from operational synergies. As a result of the various measurement period adjustments identified during the first quarter of 2026, the estimated fair value of goodwill as of the acquisition date increased by $827, from $418,196 to $419,023. The fair value of the core deposit intangible is being amortized over its estimated useful life, currently expected to be approximately 10 years. The goodwill is not deductible for income tax purposes. On December 31, 2025, substantially all of the assets and certain liabilities of SGIS, including the customer relationship intangible, were sold, with no gain or loss recognized on the sale.

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

	Preliminary Fair Value of Net Assets Acquired at Date of Acquisition	Measurement Period Adjustments	Fair Value of Net Assets Acquired
Cash and cash equivalents	$263,352	$—	$263,352
Securities	1,457,377	—	1,457,377
Loans, including loans held for sale	5,173,334	—	5,173,334
Premises and equipment	181,754	(2,125)	179,629
Bank-owned life insurance	146,601	—	146,601
Other real estate owned	11,032	—	11,032
Core deposit intangible	165,476	—	165,476
Other assets	173,885	1,742	175,627
Total assets	$7,572,811	$(383)	$7,572,428

Deposits	$6,449,393	$—	6,449,393
Borrowings	419,165	—	419,165
Other liabilities	69,759	444	70,203
Total liabilities	$6,938,317	$444	$6,938,761

Net identifiable assets acquired over liabilities assumed	$634,494	$(827)	$633,667
Goodwill(1)	418,196	827	419,023
Net assets acquired over liabilities assumed	$1,052,690	$—	$1,052,690
(1) The goodwill resulting from the merger has been assigned to the Community Banks operating segment.
The following table presents additional information related to the acquired loan portfolio at the acquisition date on April 1, 2025:

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

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented in the tables below.

There was no allowance for credit losses allocated to any of the Company’s available for sale securities as of March 31, 2026 or December 31, 2025.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
Obligations of states and political subdivisions	$272,729	$5,493	$(3,580)	$274,642
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,045,352	2,144	(18,395)	1,029,101
Collateralized mortgage obligations	727,087	3,565	(62,584)	668,068
Commercial mortgage-backed securities:
Agency mortgage-backed securities	99,305	203	(461)	99,047
Collateralized mortgage obligations	419,035	2,985	(18,798)	403,222
Other debt securities	336,708	1,145	(2,286)	335,567
	$2,900,216	$15,535	$(106,104)	$2,809,647

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Obligations of states and political subdivisions	$266,553	$8,012	$(1,780)	$272,785
Residential mortgage-backed securities:
Agency mortgage-backed securities	793,154	5,670	(15,675)	783,149
Collateralized mortgage obligations	706,986	2,826	(57,908)	651,904
Commercial mortgage-backed securities:
Agency mortgage-backed securities	100,314	285	(762)	99,837
Collateralized mortgage obligations	419,356	3,552	(18,120)	404,788
Other debt securities	349,132	1,537	(2,314)	348,355
	$2,635,495	$21,882	$(96,559)	$2,560,818

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
Obligations of states and political subdivisions	$278,510	$9	$(31,584)	$246,935
Residential mortgage-backed securities:
Agency mortgage-backed securities	313,373	—	(12,441)	300,932
Collateralized mortgage obligations	312,961	—	(23,348)	289,613
Commercial mortgage-backed securities:
Agency mortgage-backed securities	16,901	—	(2,079)	14,822
Collateralized mortgage obligations	41,851	—	(6,004)	35,847
Other debt securities	42,947	—	(2,400)	40,547
	$1,006,543	$9	$(77,856)	$928,696
Allowance for credit losses - held to maturity securities	(32)
Held-to-maturity securities, net of allowance for credit losses	$1,006,511

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Obligations of states and political subdivisions	$279,424	$29	$(29,516)	$249,937
Residential mortgage-backed securities:
Agency mortgage-backed securities	323,993	—	(10,030)	313,963
Collateralized mortgage obligations	320,258	—	(18,600)	301,658
Commercial mortgage-backed securities:
Agency mortgage-backed securities	16,938	—	(2,059)	14,879
Collateralized mortgage obligations	42,079	—	(5,997)	36,082
Other debt securities	47,413	—	(2,062)	45,351
	$1,030,105	$29	$(68,264)	$961,870
Allowance for credit losses - held to maturity securities	(32)
Held-to-maturity securities, net of allowance for credit losses	$1,030,073
No securities were sold during the first quarter of 2026 or 2025.

At March 31, 2026 and December 31, 2025, securities with a carrying value of $1,716,468 and $1,732,787, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $8,896 and $21,377 were pledged as collateral for short-term borrowings and derivative instruments, respectively, at March 31, 2026. Securities with a carrying value of $9,023 and $18,732 were pledged as collateral for short-term borrowings and derivative instruments, respectively, at December 31, 2025.
The amortized cost and fair value of securities at March 31, 2026 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$230	$230	$7,235	$7,247
Due after one year through five years	12,007	11,528	73,896	74,540
Due after five years through ten years	186,144	166,048	123,963	123,220
Due after ten years	80,129	69,129	117,477	119,256
Residential mortgage-backed securities:
Agency mortgage-backed securities	313,373	300,932	1,045,352	1,029,101
Collateralized mortgage obligations	312,961	289,613	727,087	668,068
Commercial mortgage-backed securities:
Agency mortgage-backed securities	16,901	14,822	99,305	99,047
Collateralized mortgage obligations	41,851	35,847	419,035	403,222
Other debt securities	42,947	40,547	286,866	285,946
	$1,006,543	$928,696	$2,900,216	$2,809,647

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the age of gross unrealized losses and fair value by investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
March 31, 2026
Obligations of states and political subdivisions	41	$61,680	$(1,575)	11	$15,793	$(2,005)	52	$77,473	$(3,580)
Residential mortgage-backed securities:
Agency mortgage-backed securities	18	408,243	(2,236)	38	192,999	(16,159)	56	601,242	(18,395)
Collateralized mortgage obligations	2	73,544	(333)	38	287,019	(62,251)	40	360,563	(62,584)
Commercial mortgage-backed securities:
Agency mortgage-backed securities	8	46,283	(180)	1	4,680	(281)	9	50,963	(461)
Collateralized mortgage obligations	24	107,519	(635)	26	102,716	(18,163)	50	210,235	(18,798)
Other debt securities	12	150,891	(293)	10	68,947	(1,993)	22	219,838	(2,286)
Total	105	$848,160	$(5,252)	124	$672,154	$(100,852)	229	$1,520,314	$(106,104)
December 31, 2025
Obligations of states and political subdivisions	13	$19,454	$(445)	7	$13,591	$(1,335)	20	$33,045	$(1,780)
Residential mortgage-backed securities:
Agency mortgage-backed securities	8	135,320	(903)	36	132,975	(14,772)	44	268,295	(15,675)
Collateralized mortgage obligations	2	24,816	(58)	37	299,606	(57,850)	39	324,422	(57,908)
Commercial mortgage-backed securities:
Agency mortgage-backed securities	9	71,188	(395)	2	5,595	(367)	11	76,783	(762)
Collateralized mortgage obligations	12	40,387	(56)	25	102,206	(18,064)	37	142,593	(18,120)
Other debt securities	10	191,504	(1,347)	8	14,571	(967)	18	206,075	(2,314)
Total	54	$482,669	$(3,204)	115	$568,544	$(93,355)	169	$1,051,213	$(96,559)

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
March 31, 2026
Obligations of states and political subdivisions	7	$17,311	$(1,296)	117	$227,737	$(30,288)	124	$245,048	$(31,584)
Residential mortgage-backed securities:
Agency mortgage-backed securities	4	44,100	(728)	62	256,832	(11,713)	66	300,932	(12,441)
Collateralized mortgage obligations	—	—	—	18	289,613	(23,348)	18	289,613	(23,348)
Commercial mortgage-backed securities:
Agency mortgage-backed securities	—	—	—	1	14,823	(2,079)	1	14,823	(2,079)
Collateralized mortgage obligations	—	—	—	9	35,847	(6,004)	9	35,847	(6,004)
Other debt securities	—	—	—	10	40,547	(2,400)	10	40,547	(2,400)
Total	11	$61,411	$(2,024)	217	$865,399	$(75,832)	228	$926,810	$(77,856)
December 31, 2025
Obligations of states and political subdivisions	—	$—	$—	124	$248,044	$(29,516)	124	$248,044	$(29,516)
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	—	—	66	313,963	(10,030)	66	313,963	(10,030)
Collateralized mortgage obligations	—	—	—	18	301,657	(18,600)	18	301,657	(18,600)
Commercial mortgage-backed securities:
Agency mortgage-backed securities	—	—	—	1	14,879	(2,059)	1	14,879	(2,059)
Collateralized mortgage obligations	—	—	—	9	36,083	(5,997)	9	36,083	(5,997)
Other debt securities	—	—	—	10	45,351	(2,062)	10	45,351	(2,062)
Total	—	$—	$—	228	$959,977	$(68,264)	228	$959,977	$(68,264)

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

As of March 31, 2026, the Company did not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, approximately 88% of available for sale securities have the explicit backing of the U.S. government or a guarantee from a U.S. government sponsored enterprise that has perceived credit risk the same as the U.S. government. Performance of these securities has been in line with broader market price performance, indicating that increases in market-based, risk-free rates, and not credit-related factors, are driving losses. When determining the fair value of the contractual cash flows for municipal and corporate securities, the Company considers historical experience with credit sensitive

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
securities, current market conditions, the financial condition of the underlying issuer, current credit ratings, ratings changes and outlook, explicit and implicit guarantees, or insurance programs. Based upon its review of these factors as of March 31, 2026, the Company determined that all such losses resulted from factors not deemed credit-related. As a result, no credit-related impairment was recognized in current earnings, and all unrealized losses for available for sale securities were recorded in other comprehensive income (loss). See Note 12, “Other Comprehensive Income” for more information on the Company’s unrealized losses on securities.

The allowance for credit losses on held to maturity securities was $32 at each of March 31, 2026 and December 31, 2025. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by nationally recognized statistical ratings agencies. Updated investment grades are obtained as they become available from agencies. As of March 31, 2026, all of the debt securities held to maturity were rated A or higher by the ratings agencies.

Note 4 – Loans
(In Thousands, Except Number of Loans)

For purposes of this Note 4, all references to “loans” mean loans excluding loans held for sale.

The following is a summary of loans and leases as of the dates presented:

	March 31, 2026	December 31, 2025
Commercial and industrial	$2,895,477	$2,818,326
Construction and land development
Residential	425,543	382,773
Other	1,473,086	1,522,863
Total construction and land development	1,898,629	1,905,636
Real estate – 1-4 family mortgage:
First lien	3,792,685	3,844,097
Junior lien	52,516	52,943
Home equity	738,917	737,993
Total real estate – 1-4 family mortgage	4,584,118	4,635,033
Commercial real estate - owner occupied	3,357,965	3,334,664
Commercial real estate - non-owner occupied
Multi family	1,278,646	1,392,779
Other	4,856,897	4,852,701
Total commercial real estate - non-owner occupied	6,135,543	6,245,480
Consumer	103,516	107,900
Loans, net of unearned income	$18,975,248	$19,047,039

The Company had unearned income of $5,940 and $5,152, unamortized net deferred (fees)/costs of $(1,743) and $(1,900) and unamortized purchase accounting discounts, net of premiums, of $146,156 and $161,591 at March 31, 2026 and December 31, 2025, respectively.

The following tables provide an aging of past due accruing and nonaccruing loans, segregated by class, as of the dates presented:

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Accruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Nonaccruing Loans	Total Loans
March 31, 2026
Commercial and industrial	$2,950	$981	$2,845,434	$2,849,365	$46,112	$2,895,477
Construction and land development
Residential	—	—	423,552	423,552	1,991	425,543
Other	111	390	1,462,642	1,463,143	9,943	1,473,086
Total construction and land development	111	390	1,886,194	1,886,695	11,934	1,898,629
Real estate – 1-4 family mortgage:
First lien	49,518	341	3,686,910	3,736,769	55,916	3,792,685
Junior lien	474	—	50,911	51,385	1,131	52,516
Home equity	3,151	—	731,842	734,993	3,924	738,917
Total real estate – 1-4 family mortgage	53,143	341	4,469,663	4,523,147	60,971	4,584,118
Commercial real estate - owner occupied	5,586	—	3,322,946	3,328,532	29,433	3,357,965
Commercial real estate - non-owner occupied
Multi family	1,413	489	1,275,975	1,277,877	769	1,278,646
Other	4,839	565	4,803,387	4,808,791	48,106	4,856,897
Total commercial real estate - non-owner occupied	6,252	1,054	6,079,362	6,086,668	48,875	6,135,543
Consumer	555	13	102,758	103,326	190	103,516
Loans, net of unearned income	$68,597	$2,779	$18,706,357	$18,777,733	$197,515	$18,975,248

	Accruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Nonaccruing Loans	Total Loans
December 31, 2025
Commercial and industrial	$6,580	$109	$2,783,744	$2,790,433	$27,893	$2,818,326
Construction and land development
Residential	59	—	380,681	380,740	2033	382,773
Other	676	158	1,516,490	1,517,324	5,539	1,522,863
Total construction and land development	735	158	1,897,171	1,898,064	7,572	1,905,636
Real estate – 1-4 family mortgage:
First lien	55,636	—	3,727,587	3,783,223	60874	3,844,097
Junior lien	743	7	50,717	51,467	1,476	52,943
Home equity	3,885	—	731,034	734,919	3,074	737,993
Total real estate – 1-4 family mortgage	60,264	7	4,509,338	4,569,609	65,424	4,635,033
Commercial real estate - owner occupied	9,109	—	3,294,252	3,303,361	31,303	3,334,664
Commercial real estate - non-owner occupied
Multi family	—	—	1,391,994	1,391,994	785	1,392,779
Other	11,595	—	4,798,496	4,810,091	42,610	4,852,701
Total commercial real estate - non-owner occupied	11,595	—	6,190,490	6,202,085	43,395	6,245,480
Consumer	879	14	106,864	107,757	143	107,900
Loans, net of unearned income	$89,162	$288	$18,781,859	$18,871,309	$175,730	$19,047,039
Interest income recognized on nonaccrual loans for the three months ended March 31, 2026 and 2025 was immaterial.

Certain Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans that were experiencing financial difficulty and modified during the three months ended March 31, 2026 and 2025, respectively, by class of financing receivable and by type of modification.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2026
	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension and Payment Delay	Total	% Total Loans by Class
Commercial and industrial	$—	$52	$36	$837	$925	0.03%
Construction and land development
Residential	—	—	—	—	—	—%
Other	—	1	—	—	1	—%
Total construction and land development	—	1	—	—	1	—%
Real estate – 1-4 family mortgage:
First lien	—	154	27	18	199	0.01%
Junior lien	—	—	—	—	—	—%
Home equity	—	—	21	—	21	—%
Total real estate – 1-4 family mortgage	—	154	48	18	220	—%
Commercial real estate - owner occupied	66		86	—	152	—%
Commercial real estate - non-owner occupied
Multi family	—		—	—	—	—%
Other	82		12,159	116	12,357	0.25%
Total commercial real estate - non-owner occupied	82	—	12,159	116	12,357	0.20%
Consumer	—	—	6	27	33	0.03%
Loans, net of unearned income	$148	$207	$12,335	$998	$13,688	0.07%

Three Months Ended March 31, 2025
	Term Extension	Interest Rate Reduction, Term Extension and Payment Delay	Total	% Total Loans by Class
Commercial and industrial	$—	$—	$—	—%
Construction and land development
Residential	—	—	—	—%
Other	—	—	—	—%
Total construction and land development	—	—	—	—%
Real estate – 1-4 family mortgage:
First lien	—	—	—	—%
Junior lien	—	—	—	—%
Home equity	—	—	—	—%
Total real estate – 1-4 family mortgage	—	—	—	—%
Commercial real estate - owner occupied		—	—	—%
Commercial real estate - non-owner occupied
Multi family	—	—	—	—%
Other	2,161	—	2,161	0.07%
Total commercial real estate - non-owner occupied	2,161	—	2,161	0.03%
Consumer	—	2	2	—%
Loans, net of unearned income	$2,161	$2	$2,163	0.02%

The following tables present the weighted average financial effect of loan modifications by class of financing receivable for the periods presented.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2026
Loan Type	Financial Effect
Interest Rate Reduction
Commercial real estate - owner occupied	Reduced the interest rate 105 basis points
Commercial real estate - non-owner occupied - Other	Reduced the interest rate 125 basis points
Term Extension
Commercial and industrial	Extended the term 7 months
Construction and land development - Other	Extended the term 12 months
Real estate – 1-4 family mortgage - First lien	Extended the term 34 months
Payment Delay
Commercial and industrial	Delayed the payment 13 months
Real estate – 1-4 family mortgage - First lien	Delayed the payment 15 months
Real estate – 1-4 family mortgage - Home equity	Delayed the payment 121 months
Commercial real estate - owner occupied	Delayed the payment 7 months
Commercial real estate - non-owner occupied - Other	Delayed the payment 10 months
Consumer	Delayed the payment 24 months
Combination - Term Extension and Payment Delay
Commercial and industrial	Extended the term and delayed the payment 12 months
Real estate – 1-4 family mortgage - First lien	Extended the term and delayed the payment 21 months
Commercial real estate - non-owner occupied - Other	Extended the term and delayed the payment 8 months
Consumer	Extended the term and delayed the payment 39 months

Three months ended March 31, 2025
Loan Type	Financial Effect
Term Extension
Commercial real estate - non-owner occupied - Other	Extended the term 12 months
Combination - Interest Rate Reduction, Term Extension and Payment Delay
Consumer	Reduced the interest rate 425 basis points and extended the term and delayed the payment 49 months
Unused commitments relating to modified loans totaled $24 at March 31, 2026. There were no unused commitments relating to modified loans at March 31, 2025. There were no loan modifications in the three months ended March 31, 2026 and 2025 for which the accrual or past due status deteriorated since the quarter of modification.
Loans Pledged
The Federal Home Loan Bank (“FHLB”) of Dallas maintains a blanket lien on the Company’s loan portfolio to be pledged as collateral for various FHLB products. In addition, the Company pledged $706,245 and $681,719 of its non-real estate loan portfolio to the Federal Reserve as collateral at the Discount Window at March 31, 2026 and December 31, 2025, respectively.
Credit Quality
The following tables present the Company’s loan portfolio by year of origination or renewal and internal risk-rating grades as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2026
Commercial and industrial	$144,024	$621,402	$263,587	$171,598	$240,658	$216,053	$1,195,723	$24,285	$2,877,330
Pass	142,877	589,459	259,519	167,325	234,281	210,533	1,127,502	21,152	2,752,648

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Special mention	1,087	15,075	2,262	742	100	1,962	33,734	24	54,986
Classified	60	16,868	1,806	3,531	6,277	3,558	34,487	3,109	69,696

Current period gross charge-offs	—	19	41	342	223	181	—	264	1,070

Construction and land development	$205,209	$894,698	$342,153	$159,867	$63,496	$27,711	$64,403	$1,505	$1,759,042
Residential	80,517	185,835	24,186	23,105	—	—	8,607	—	322,250
Pass	80,517	183,844	24,186	23,105	—	—	8,607	—	320,259
Special mention	—	—	—	—	—	—	—	—	—
Classified	—	1,991	—	—	—	—	—	—	1,991

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$124,692	$708,863	$317,967	$136,762	$63,496	$27,711	$55,796	$1,505	$1,436,792
Pass	117,306	708,481	313,327	129,071	60,398	27,582	55,553	1,505	1,413,223
Special mention	551	380	4,073	703	—	110	243	—	6,060
Classified	6,835	2	567	6,988	3,098	19	—	—	17,509

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$56,452	$261,888	$138,930	$127,971	$180,656	$167,337	$107,710	$509	$1,041,453
First lien	53,896	246,052	130,996	120,740	176,571	163,242	3,605	—	895,102
Pass	53,793	244,663	128,252	118,340	173,586	158,931	3,605	—	881,170
Special mention	95	206	465	348	212	567	—	—	1,893
Classified	8	1,183	2,279	2,052	2,773	3,744	—	—	12,039

Current period gross charge-offs	—	—	—	44	—	—	—	—	44

Junior lien	$2,555	$14,445	$7,138	$6,366	$3,746	$3,109	$428	$—	$37,787
Pass	2,545	13,875	6,712	5,782	3,629	2,386	428	—	35,357
Special mention	10	512	207	—	—	—	—	—	729
Classified	—	58	219	584	117	723	—	—	1,701

Current period gross charge-offs	—	19	—	—	—	—	—	—	19

Home equity	$1	$1,391	$796	$865	$339	$986	$103,677	$509	$108,564
Pass	1	1,391	796	865	266	986	102,689	269	107,263
Special mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	73	—	988	240	1,301

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate - owner occupied	$136,133	$541,997	$591,215	$435,877	$512,962	$931,102	$208,484	$195	$3,357,965
Pass	130,417	537,710	572,459	421,563	493,726	886,302	207,061	—	3,249,238
Special mention	5,631	4,010	6,658	3,951	12,287	17,558	56	—	50,151
Classified	85	277	12,098	10,363	6,949	27,242	1,367	195	58,576

Current period gross charge-offs	301	—	153	290	392	—	—	—	1,136

Commercial real estate - non owner occupied	$235,122	$1,662,878	$741,602	$626,111	$1,584,214	$1,187,054	$96,538	$2,024	$6,135,543
Multi family	37,626	379,105	54,071	136,853	468,519	198,472	4,000	—	1,278,646
Pass	37,516	378,332	51,173	136,364	468,519	197,702	4,000	—	1,273,606
Special mention	110	—	2,889	—	—	—	—	—	2,999
Classified	—	773	9	489	—	770	—	—	2,041

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Other	$197,496	$1,283,773	$687,531	$489,258	$1,115,695	$988,582	$92,538	$2,024	$4,856,897
Pass	186,775	1,267,005	681,579	485,576	1,031,365	925,362	90,979	—	4,668,641
Special mention	1,997	784	3,793	2,230	36,469	14,170	84	—	59,527
Classified	8,724	15,984	2,159	1,452	47,861	49,050	1,475	2,024	128,729

Current period gross charge-offs	—	—	198	—	—	—	—	—	198

Consumer	$—	$—	$—	$103	$—	$—	$47	$—	$150
Pass	—	—	—	103	—	—	47	—	150
Special mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$776,940	$3,982,863	$2,077,487	$1,521,527	$2,581,986	$2,529,257	$1,672,905	$28,518	$15,171,483
Pass	751,747	3,924,760	2,038,003	1,488,094	2,465,770	2,409,784	1,600,471	22,926	14,701,555
Special mention	9,481	20,967	20,347	7,974	49,068	34,367	34,117	24	176,345
Classified	15,712	37,136	19,137	25,459	67,148	85,106	38,317	5,568	293,583

Current period gross charge-offs	301	38	392	676	615	181	—	264	2,467

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2025
Commercial and industrial	$664,836	$267,767	$189,777	$250,976	$129,199	$102,743	$1,188,474	$24,554	$2,818,326
Pass	648,151	262,528	185,033	244,440	127,075	99,108	1,122,605	21,189	2,710,129
Special mention	15,095	2,348	802	608	424	1,869	28,499	—	49,645
Classified	1,590	2,891	3,942	5,928	1,700	1,766	37,370	3,365	58,552

Current period gross charge-offs	5	1,519	3,681	4,268	5,223	3,676	1,155	—	19,527

Construction and land development	$891,047	$450,335	$235,317	$92,070	$22,381	$9,220	$61,638	$1,505	$1,763,513
Residential	235,859	34,917	—	—	—	—	8,288	—	279,064
Pass	233,826	34,917	—	—	—	—	8,288	—	277,031
Special mention	—	—	—	—	—	—	—	—	—
Classified	2,033	—	—	—	—	—	—	—	2,033

Current period gross charge-offs	—	—	106	242	—	—	—	—	348

Other	$655,188	$415,418	$235,317	$92,070	$22,381	$9,220	$53,350	$1,505	$1,484,449
Pass	644,909	410,878	226,065	88,922	22,381	9,094	53,106	1,505	1,456,860
Special mention	457	3,948	727	—	—	107	244	—	5,483
Classified	9,822	592	8,525	3,148	—	19	—	—	22,106

Current period gross charge-offs	—	—	—	—	—	26	—	—	26

Real Estate - 1-4 Family Mortgage	$269,213	$150,538	$137,194	$191,230	$116,779	$71,816	$107,516	$462	$1,044,748
First lien	251,292	142,403	129,819	186,606	114,068	69,209	3,230	—	896,627
Pass	249,929	139,985	128,534	183,517	112,078	66,988	3,230	—	884,261
Special mention	263	226	525	216	530	76	—	—	1,836
Classified	1,100	2,192	760	2,873	1,460	2,145	—	—	10,530

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Current period gross charge-offs	—	—	34	149	64	78	—	—	325

Junior lien	$15,567	$7,330	$6,502	$3,854	$1,966	$2,348	$405	$—	$37,972
Pass	14,819	6,978	5,915	3,734	1,909	1,740	405	—	35,500
Special mention	514	132	—	—	—	—	—	—	646
Classified	234	220	587	120	57	608	—	—	1,826

Current period gross charge-offs	—	—	11	142	—	278	—	—	431

Home equity	$2,354	$805	$873	$770	$745	$259	$103,881	$462	$110,149
Pass	2,354	805	873	267	745	259	103,497	411	109,211
Special mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	503	—	—	384	51	938

Current period gross charge-offs	—	—	—	—	92	93	—	—	185

Commercial real estate - owner occupied	$501,919	$602,513	$453,290	$541,607	$465,069	$558,280	$211,986	$—	$3,334,664
Pass	497,708	586,917	438,247	520,128	447,885	527,129	210,685	—	3,228,699
Special mention	3,807	6,263	3,993	15,360	2,971	13,295	—	—	45,689
Classified	404	9,333	11,050	6,119	14,213	17,856	1,301	—	60,276

Current period gross charge-offs	—	—	177	—	—	1,339	4,201	—	5,717

Commercial real estate - non owner occupied	$1,696,446	$753,232	$597,999	$1,748,638	$676,417	$657,353	$113,358	$2,037	$6,245,480
Multi family	394,699	71,999	123,963	548,165	135,587	115,521	2,845	—	1,392,779
Pass	360,750	69,068	123,477	548,165	135,587	114,726	2,845	—	1,354,618
Special mention	33,062	2,918	—	—	—	—	—	—	35,980
Classified	887	13	486	—	—	795	—	—	2,181

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$1,301,747	$681,233	$474,036	$1,200,473	$540,830	$541,832	$110,513	$2,037	$4,852,701
Pass	1,286,217	657,184	470,862	1,118,903	525,177	482,460	108,900	—	4,649,703
Special mention	—	4,741	2,249	37,841	9,328	7,852	138	—	62,149
Classified	15,530	19,308	925	43,729	6,325	51,520	1,475	2,037	140,849

Current period gross charge-offs	—	—	—	—	—	160	—	—	160

Consumer	$—	$—	$2	$—	$—	$—	$—	$—	$2
Pass	—	—	2	—	—	—	—	—	2
Special mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$4,023,461	$2,224,385	$1,613,579	$2,824,521	$1,409,845	$1,399,412	$1,682,972	$28,558	$15,206,733
Pass	3,938,663	2,169,260	1,579,008	2,708,076	1,372,837	1,301,504	1,613,561	23,105	14,706,014
Special mention	53,198	20,576	8,296	54,025	13,253	23,199	28,881	—	201,428
Classified	31,600	34,549	26,275	62,420	23,755	74,709	40,530	5,453	299,291

Current period gross charge-offs	5	1,519	4,009	4,801	5,379	5,650	5,356	—	26,719

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
March 31, 2026
Commercial and industrial	$18,146	$—	$—	$—	$—	$—	$1	$—	$18,147
Performing Loans	18,146	—	—	—	—	—	1	—	18,147
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land development	$9,882	$68,487	$26,725	$14,903	$4,955	$12,966	$516	$1,153	$139,587
Residential	8,511	58,024	23,990	9,029	332	1,879	375	1,153	103,293
Performing Loans	8,511	58,024	23,990	9,029	332	1,879	375	1,153	103,293
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$1,371	$10,463	$2,735	$5,874	$4,623	$11,087	$141	$—	$36,294
Performing Loans	1,371	10,463	2,735	5,844	4,323	11,087	141	—	35,964
Non-Performing Loans	—	—	—	30	300	—	—	—	330

Current period gross charge-offs	—	—	—	—	—	1	—	—	1

Real Estate - 1-4 Family Mortgage	$39,522	$327,882	$209,551	$333,161	$785,041	$1,220,647	$611,258	$15,603	$3,542,665
First lien	38,929	326,385	205,390	331,129	781,563	1,214,158	29	—	2,897,583
Performing Loans	38,929	325,087	204,211	322,783	764,966	1,189,823	29	—	2,845,828
Non-Performing Loans	—	1,298	1,179	8,346	16,597	24,335	—	—	51,755

Current period gross charge-offs	—	—	47	101	113	49	—	—	310

Junior lien	$593	$1,497	$4,046	$1,670	$2,771	$4,152	$—	$—	$14,729
Performing Loans	593	1,497	4,035	1,670	2,771	3,834	—	—	14,400
Non-Performing Loans	—	—	11	—	—	318	—	—	329

Current period gross charge-offs	—	—	—	—	—	11	—	—	11

Home equity	$—	$—	$115	$362	$707	$2,337	$611,229	$15,603	$630,353
Performing Loans	—	—	115	183	707	2,233	610,987	13,261	627,486
Non-Performing Loans	—	—	—	179	—	104	242	2,342	2,867

Current period gross charge-offs	—	—	—	—	—	21	—	120	141

Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate - non owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi family	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Other	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer	$14,486	$28,420	$12,362	$7,456	$5,049	$13,507	$21,959	$127	$103,366
Performing Loans	14,486	28,386	12,361	7,430	5,019	13,394	21,959	127	103,162
Non-Performing Loans	—	34	1	26	30	113	—	—	204

Current period gross charge-offs	—	156	14	38	2	79	16	25	330

Total loans not subject to risk rating	$82,036	$424,789	$248,638	$355,520	$795,045	$1,247,120	$633,734	$16,883	$3,803,765
Performing Loans	82,036	423,457	247,447	346,939	778,118	1,222,250	633,492	14,541	3,748,280
Non-Performing Loans	—	1,332	1,191	8,581	16,927	24,870	242	2,342	55,485

Current period gross charge-offs	—	156	61	139	115	161	16	145	793

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2025
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land development	$66,151	$33,823	$20,283	$6,156	$10,321	$3,943	$507	$939	$142,123
Residential	54,380	30,881	13,955	1,265	1,914	—	375	939	103,709
Performing Loans	54,380	30,881	13,955	1,265	1,914	—	375	939	103,709
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$11,771	$2,942	$6,328	$4,891	$8,407	$3,943	$132	$—	$38,414
Performing Loans	11,771	2,921	6,247	4,744	8,403	3,932	132	—	38,150
Non-Performing Loans	—	21	81	147	4	11	—	—	264

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$333,353	$213,474	$345,975	$805,063	$534,744	$733,503	$609,124	$15,049	$3,590,285
First lien	331,496	209,270	343,867	801,481	533,558	727,798	—	—	2,947,470
Performing Loans	329,942	207,890	335,040	783,952	528,690	705,399	—	—	2,890,913
Non-Performing Loans	1,554	1,380	8,827	17,529	4,868	22,399	—	—	56,557

Current period gross charge-offs	—	74	28	58	—	69	—	—	229

Junior lien	$1,857	$4,088	$1,745	$2,868	$968	$3,445	$—	$—	$14,971
Performing Loans	1,857	4,081	1,689	2,868	968	3,050	—	—	14,513
Non-Performing Loans	—	7	56	—	—	395	—	—	458

Current period gross charge-offs	—	53	—	—	—	7	—	—	60

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Home equity	$—	$116	$363	$714	$218	$2,260	$609,124	$15,049	$627,844
Performing Loans	—	116	184	714	218	1,960	608,808	13,334	625,334
Non-Performing Loans	—	—	179	—	—	300	316	1,715	2,510

Current period gross charge-offs	—	—	—	—	148	79	—	—	227

Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate - non owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi family	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer	$40,081	$15,374	$9,009	$6,276	$3,636	$11,482	$21,877	$163	$107,898
Performing Loans	40,079	15,371	9,006	6,238	3,636	11,376	21,874	163	107,743
Non-Performing Loans	2	3	3	38	—	106	3	—	155

Current period gross charge-offs	53	214	159	74	50	955	19	—	1,524

Total loans not subject to risk rating	$439,585	$262,671	$375,267	$817,495	$548,701	$748,928	$631,508	$16,151	$3,840,306
Performing Loans	438,029	261,260	366,121	799,781	543,829	725,717	631,189	14,436	3,780,362
Non-Performing Loans	1,556	1,411	9,146	17,714	4,872	23,211	319	1,715	59,944

Current period gross charge-offs	53	341	187	132	198	1,110	19	—	2,040

Note 5 – Allowance for Credit Losses
(In Thousands)

Allowance for Credit Losses on Loans
As of March 31, 2026 and December 31, 2025, the Company had accrued interest receivable for loans of $68,886 and $54,395, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide a roll-forward of the allowance for credit losses by loan category and nonaccrual loans with no allowance for credit losses for the periods presented:

	Commercial and industrial	Construction and land development	Real Estate - 1-4 Family Mortgage	Commercial real estate - owner occupied	Commercial real estate - non owner occupied	Consumer	Total
Three Months Ended March 31, 2026
Allowance for credit losses:
Beginning balance	$57,831	$31,359	$61,249	$38,961	$99,605	$4,950	$293,955
Charge-offs	(1,070)	(1)	(525)	(1,136)	(198)	(330)	(3,260)
Recoveries	150	—	26	676	63	28	943
Net charge-offs	(920)	(1)	(499)	(460)	(135)	(302)	(2,317)
Provision for (recovery of) credit losses on loans	8,903	5,611	5,903	(1,060)	(15,090)	(43)	4,224
Ending balance	$65,814	$36,969	$66,653	$37,441	$84,380	$4,605	$295,862

Nonaccruing loans with no allowance for credit losses	$23,394	$5,146	$2,473	$8,805	$28,598	$—	$68,416

	Commercial and industrial	Construction and land development	Real Estate - 1-4 Family Mortgage	Commercial real estate - owner occupied	Commercial real estate - non owner occupied	Consumer	Total
Three Months Ended March 31, 2025
Allowance for credit losses:
Beginning balance	$41,864	$19,200	$45,498	$16,993	$71,664	$6,537	$201,756
Charge-offs	(94)	—	(309)	(461)	—	(265)	(1,129)
Recoveries	967	—	33	4	2	248	1,254
Net recoveries (charge-offs)	873	—	(276)	(457)	2	(17)	125
(Recovery of) provision for credit losses on loans	(853)	1,645	2,879	1,290	(2,885)	(26)	2,050
Ending balance	$41,884	$20,845	$48,101	$17,826	$68,781	$6,494	$203,931

Nonaccruing loans with no allowance for credit losses	$5,134	$711	$5,384	$6,418	$3,914	$—	$21,561

The Company recorded a provision for credit losses on loans of $4,224 during the first quarter of 2026, as compared to a provision for credit losses on loans of $2,050 recorded in the first quarter of 2025. The increase in the allowance for credit losses in the first quarter of 2026 was primarily driven by an increase in non-performing loans, changes in the macroeconomic environment and qualitative factors. These factors were partially moderated by the reduction in the loan portfolio. The provision increased in select residential related pools due to the risk of potential stagflation and value declines. The Company’s allowance for credit losses model considers economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years, historical loss data, and environmental factors. The allowance for credit losses under CECL is calculated utilizing the probability of default/ loss given default approach for most commercial mortgage related pools, while the average historical life-of-loan loss rate cohort approach is used for the remaining pools.
Collateral Dependent Loans
The following tables present collateral dependent loans by loan portfolio segment and by type of collateral along with the related allowance for credit losses:

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Collateral Type
March 31, 2026	Real Estate	Other	Total	ACL
Commercial and industrial	$—	$60,487	$60,487	$11,952
Construction and land development
Residential	1,991	—	1,991	—
Other	9,046	—	9,046	1,887
Total construction and land development	11,037	—	11,037	1,887
Real estate - 1-4 family mortgage
First lien	3,074	—	3,074	134
Junior lien	—	—	—	—
Home equity	500	—	500	—
Total real estate – 1-4 family mortgage	3,574	—	3,574	134
Commercial real estate - owner occupied	20,935	—	20,935	3,689
Commercial real estate - non-owner occupied
Multi family	—	—	—	—
Other	48,118	—	48,118	6,365
Total commercial real estate - non-owner occupied	48,118	—	48,118	6,365
Consumer	—	—	—	—
Loans, net of unearned income	$83,664	$60,487	$144,151	$24,027

	Collateral Type
December 31, 2025	Real Estate	Other	Total	ACL
Commercial and industrial	$—	$46,860	$46,860	$4,502
Construction and land development
Residential	2,033	—	2,033	—
Other	10,575	—	10,575	1,887
Total construction and land development	12,608	—	12,608	1,887
Real estate - 1-4 family mortgage
First lien	3,263	—	3,263	116
Junior lien	—	—	—	—
Home equity	500	—	500	—
Total real estate – 1-4 family mortgage	3,763	—	3,763	116
Commercial real estate - owner occupied	21,165	—	21,165	3,661
Commercial real estate - non-owner occupied
Multi family	—	—	—	—
Other	48,049	—	48,049	10,999
Total commercial real estate - non-owner occupied	48,049	—	48,049	10,999
Consumer	—	270	270	270
Loans, net of unearned income	$85,585	$47,130	$132,715	$21,435
The increase in collateral dependent loans since December 31, 2025 is primarily due to the migration of seven relationships totaling $40,534, which was offset by the resolution or credit improvement of certain relationships of approximately $30,862.
Allowance for Credit Losses on Unfunded Loan Commitments

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Three months ended March 31,	2026	2025
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$29,827	$14,943
Provision for credit losses on unfunded loan commitments	3,856	2,700
Ending balance	$33,683	$17,643

The provision for credit losses on unfunded commitments in the first quarter of 2026 was primarily driven by growth in the balance of unfunded loan commitments in the commercial and residential construction related pools.

Note 6 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments as of March 31, 2026 and December 31, 2025 are set forth in the table below.

	Community Banks	Total
Balance at December 31, 2025	$1,405,840	$1,405,840
Additions to goodwill from The First merger	827	827
Balance at March 31, 2026	$1,406,667	$1,406,667

The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2026
Core deposit intangibles	$242,102	$(105,930)	$136,172
Customer relationship intangible	7,670	(5,450)	2,220
Total finite-lived intangible assets	$249,772	$(111,380)	$138,392
December 31, 2025
Core deposit intangibles	$242,102	$(97,936)	$144,166
Customer relationship intangible	7,670	(5,224)	2,446
Total finite-lived intangible assets	$249,772	$(103,160)	$146,612

Amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended
	March 31,
	2026	2025
Amortization expense for:
Core deposit intangibles	$7,994	$818
Customer relationship intangible	226	262
Total intangible amortization	$8,220	$1,080

Note 7 – Mortgage Servicing Rights
(In Thousands)

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
There was no valuation adjustment on MSRs during the three months ended March 31, 2026 or 2025.
Changes in the Company’s MSRs were as follows:

	2026	2025
Balance at January 1	$65,271	$72,991
Additions	1,788	2,236
Amortization	(2,209)	(2,325)
Balance at March 31	$64,850	$72,902

Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

	March 31, 2026	December 31, 2025
Unpaid principal balance	$5,627,718	$5,648,033

Weighted-average prepayment speed (CPR)	9.28%	10.90%
Estimated impact of a 10% increase	$(3,002)	$(2,953)
Estimated impact of a 20% increase	(4,853)	(5,719)

Discount rate	9.86%	9.85%
Estimated impact of a 10% increase	$(3,499)	$(3,199)
Estimated impact of a 20% increase	(6,732)	(6,195)

Weighted-average coupon interest rate	4.62%	4.59%
Weighted-average servicing fee (basis points)	33.81	33.86
Weighted-average remaining maturity (in years)	7.3	6.8
The movement of mortgage interest rates has an inverse relationship with prepayment speeds and discount rates.
The Company recorded servicing fees of $3,289 and $3,656 for the three months ended March 31, 2026 and 2025, respectively, all of which are included in “Mortgage banking income” in the Consolidated Statements of Income.

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
The following table summarizes the changes in restricted stock as of and for the three months ended March 31, 2026:

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	195,347	$34.54	1,208,193	$34.48
Awarded	75,773	35.75	288,972	36.80
Vested	—	—	(340,179)	35.62
Cancelled	—	—	(17,377)	35.67
Nonvested at end of period	271,120	$34.88	1,139,609	$34.71
Unrecognized stock-based compensation expense related to restricted stock totaled $26,731 at March 31, 2026. As of such date, the weighted average period over which the unrecognized expense is expected to be recognized was approximately 2.25 years.
During the three months ended March 31, 2026, the Company reissued 162,733 shares from treasury in connection with awards of restricted stock. The Company recorded total stock-based compensation expense of $5,474 and $3,780 for the three months ended March 31, 2026 and 2025, respectively.
There were no stock options granted or outstanding, nor compensation expense associated with options recorded, during the three months ended March 31, 2026 or 2025.

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
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

	Balance Sheet	March 31, 2026		December 31, 2025
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$1,858,019	$22,899	$1,784,028	$28,590
Interest rate lock commitments	Other Assets	114,909	1,604	92,881	1,419
Forward commitments	Other Assets	207,000	1,947	33,000	53
Totals		$2,179,928	$26,450	$1,909,909	$30,062
Derivative liabilities:
Interest rate contracts	Other Liabilities	$1,858,019	$22,901	$1,784,028	$28,595
Interest rate lock commitments	Other Liabilities	25,082	122	5,904	14
Forward commitments	Other Liabilities	49,000	138	196,000	593
Totals		$1,932,101	$23,161	$1,985,932	$29,202

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
Gains and losses included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the dates presented:

	Three Months Ended March 31,
	2026	2025
Interest rate contracts:
Included in interest income on loans	$7,380	$2,889
Interest rate lock commitments:
Included in mortgage banking income	77	1,448
Forward commitments
Included in mortgage banking income	2,349	(2,519)
Total	$9,806	$1,818
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
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	March 31, 2026		December 31, 2025
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$130,000	$16,937	$130,000	$16,907
Interest rate collars	Other Assets	450,000	49	450,000	129
Total		$580,000	$16,986	$580,000	$17,036
The impact on other comprehensive income for the three months ended March 31, 2026 and 2025, is described in Note 12, “Other Comprehensive Income (Loss).” The impact on earnings is reflected in interest income on loans and interest expense on borrowings in the Consolidated Statements of Income.
Changes in fair value of cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The impact on other comprehensive income for the three months ended March 31, 2026 and 2025 is discussed in Note 12, “Other Comprehensive Income.”
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
The following table provides a summary of the Company's derivatives designated as fair value hedges as of the dates presented:

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Balance Sheet	March 31, 2026		December 31, 2025
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps - securities	Other Assets	$22,410	$142	$—	$—
Totals		$22,410	$142	$—	$—
Derivative liabilities:
Interest rate swaps - subordinated notes	Other Liabilities	$100,000	$12,253	$100,000	$12,280
Interest rate swaps - securities	Other Liabilities	$20,800	$139	$3,430	$2
Totals		$120,800	$12,392	$100,000	$12,282
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Three Months Ended March 31,
	Location	2026	2025
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$(27)	$2,238
Interest rate swaps - securities	Interest Income	43	—
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$27	$(2,238)
Interest rate swaps - securities	Interest Income	(43)	—
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Item
Balance Sheet Location	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Long-term debt	$86,981	$86,911	$12,253	$12,280
Securities available for sale	31,952	17,780	49	6

Credit Derivatives
The Company has both bought and sold credit protection in the form of risk participation agreements. These risk participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to help the Company’s commercial customers manage their exposure to interest rate fluctuations. Risk participations in which credit protection has been purchased entitle the Company to receive a payment from the counterparty if the customer fails to make payment on any amounts due to the Company upon early termination of the swap transaction. The Company’s bought risk participation agreements have a notional amount of $252,165 and maturities between 2028 and 2032. For contracts where the Company sold credit protection, it would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. The Company’s sold risk participation agreements have a notional amount of $64,584 and have maturities between 2026 and 2032.
The maximum potential amount of future payments under these risk participation agreements as of March 31, 2026 was approximately $937. This scenario occurs if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of risk participation agreements at March 31, 2026 and 2025 was immaterial.
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Gross amounts recognized	$25,018	$21,867	$18,470	$17,650
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	25,018	21,867	18,470	17,650
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments - derivative assets available for offset	18,331	17,110	18,331	17,110
Financial collateral (cash) pledged	—	—	—	20
Net amounts	$6,687	$4,757	$139	$520

Note 10 – Income Taxes

The effective tax rate was 20.1% for both the three months ended March 31, 2026 and 2025. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income, and adjusting for discrete items that occurred during the period.
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
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
March 31, 2026
Financial assets:
Securities available for sale	$—	$2,809,647	$—	$2,809,647
Derivative instruments	—	43,578	—	43,578
Mortgage loans held for sale in loans held for sale	—	230,980	—	230,980
Total financial assets	$—	$3,084,205	$—	$3,084,205
Financial liabilities:
Derivative instruments:	$—	$35,553	$—	$35,553

	Level 1	Level 2	Level 3	Totals
December 31, 2025
Financial assets:
Securities available for sale	$—	$2,560,818	$—	$2,560,818
Derivative instruments	—	47,098	—	47,098
Mortgage loans held for sale in loans held for sale	—	265,959	—	265,959
Total financial assets	$—	$2,873,875	$—	$2,873,875
Financial liabilities:
Derivative instruments	$—	$41,484	$—	$41,484

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the three months ended March 31, 2026.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
For the three months ended March 31, 2026 and 2025, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs.

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

March 31, 2026	Level 1	Level 2	Level 3	Totals
Collateral dependent loans	$—	$—	$42,758	$42,758
OREO	—	—	1,179	1,179
Total	$—	$—	$43,937	$43,937

December 31, 2025	Level 1	Level 2	Level 3	Totals
Collateral dependent loans	$—	$—	$87,680	$87,680
OREO	—	—	$3,538	3,538
Total	$—	$—	$91,218	$91,218

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
The following table presents, as of the dates presented, OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets at period-end:

	March 31, 2026	December 31, 2025
Carrying amount prior to remeasurement	$1,390	$4,182
Impairment recognized in results of operations	(211)	(644)
Fair value	$1,179	$3,538

Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at March 31, 2026 and December 31, 2025. There were no valuation adjustments on MSRs during the three months ended March 31, 2026 or 2025.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
The following table presents information as of March 31, 2026 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Inputs
Collateral dependent loans, net of allowance for credit losses	$42,758	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	10%
OREO	$1,179	Appraised value of property less estimated costs to sell	Estimated costs to sell	10%

Fair Value Option
The Company has elected to measure all mortgage loans held for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.
A net loss of $2,197 and net gain of $2,853 resulting from fair value changes of these mortgage loans were recorded in income during the three months ended March 31, 2026 and 2025, respectively. These amounts do not reflect changes in fair values of related derivative instruments used to economically hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2026 and December 31, 2025:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2026
Mortgage loans held for sale measured at fair value	$230,980	$228,059	$2,921

December 31, 2025
Mortgage loans held for sale measured at fair value	$265,959	$260,841	$5,118

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of March 31, 2026	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,216,980	$1,216,980	$—	$—	$1,216,980
Securities held to maturity	1,006,511	—	928,696	—	928,696
Securities available for sale	2,809,647	—	2,809,647	—	2,809,647
Loans held for sale	230,980	—	230,980	—	230,980
Loans, net	18,679,386	—	—	18,575,666	18,575,666
Mortgage servicing rights	64,850	—	—	85,082	85,082
Derivative instruments	43,578	—	43,578	—	43,578
Financial liabilities
Deposits	$22,099,484		$22,091,013	$—	$22,091,013
Short-term borrowings	305,863	—	305,863	—	305,863
Junior subordinated debentures	140,908	—	126,976	—	126,976
Subordinated notes	359,434	—	351,755	—	351,755
Derivative instruments	35,553	—	35,553	—	35,553

		Fair Value
As of December 31, 2025	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,070,718	$1,070,718	$—	$—	$1,070,718
Securities held to maturity	1,030,073	—	961,870	—	961,870
Securities available for sale	2,560,818	—	2,560,818	—	2,560,818
Loans held for sale	265,959	—	265,959	—	265,959
Loans, net	18,753,084	—	—	18,689,957	18,689,957
Mortgage servicing rights	65,271	—	—	80,537	80,537
Derivative instruments	47,098	—	47,098	—	47,098
Financial liabilities
Deposits	$21,473,070	$—	$21,465,168	$—	$21,465,168
Short-term borrowings	555,774	—	555,774	—	555,774
Junior subordinated debentures	140,632	—	126,976	—	126,976
Subordinated notes	359,124	—	352,616	—	352,616
Derivative instruments	41,484	—	41,484	—	41,484

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
Note 12 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive (loss) income were as follows for the periods presented:

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Amortization of unrealized holding losses on securities transferred to held to maturity	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension and Post-retirement Benefit Plans	Total
Three months ended March 31, 2026
Beginning balance	$(56,542)	$(40,435)	$13,598	$(6,353)	$(89,732)
Other comprehensive income (loss) before reclassification	(15,891)	2,625	(885)	74	(14,077)
Amounts reclassified from accumulated other comprehensive income	—	—	841	(19)	822
Tax expense (benefit)	4,024	(672)	11	—	3,363
Net other comprehensive income (loss)	(11,867)	1,953	(33)	55	(9,892)
Ending balance	$(68,409)	$(38,482)	$13,565	$(6,298)	$(99,624)
Three months ended March 31, 2025
Beginning balance	$(103,889)	$(49,045)	$17,429	$(7,103)	$(142,608)
Other comprehensive income (loss) before reclassification	26,688	3,044	(2,706)	99	27,125
Amounts reclassified from accumulated other comprehensive income	—	—	929	—	929
Tax (benefit) expense	(6,718)	(779)	455	(25)	(7,067)
Net other comprehensive income (loss)	19,970	2,265	(1,322)	74	20,987
Ending balance	$(83,919)	$(46,780)	$16,107	$(7,029)	$(121,621)

The table below presents the reclassifications from accumulated other comprehensive income, net of tax, for the periods presented:

	Amount Reclassified from Other Comprehensive Income
	Three Months Ended March 31,
Accumulated Other Comprehensive Income Component	2026	2025	Income Statement Line Item Affected
Gains on derivative instruments	$841	$929	Interest income
Tax benefit	(215)	(237)	Income taxes
Net of tax	626	692
Total reclassifications for the period, net of tax	$626	$692

Renasant Corporation
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

	Three Months Ended
	March 31,
	2026	2025
Basic
Net income applicable to common stock	$88,228	$41,518
Average common shares outstanding	93,693,615	63,664,419
Net income per common share - basic	$0.94	$0.65
Diluted
Net income applicable to common stock	$88,228	$41,518
Average common shares outstanding	93,693,615	63,664,419
Effect of dilutive stock-based compensation	534,728	361,606
Average common shares outstanding - diluted	94,228,343	64,026,025
Net income per common share - diluted	$0.94	$0.65

Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	March 31,
	2026	2025
Number of shares	—	500

Note 14 – Segment Reporting
(In Thousands)
The Company has two reportable segments: Community Banks and Wealth Management. The Company’s reportable segments are determined by the Chief Executive Officer, who is the designated chief operating decision maker (“CODM”), based upon information provided about the Company’s products and services. The CODM evaluates the financial performance of the segments by evaluating net income as the primary measure of segment performance, as well as revenue streams, significant expenses and budget to actual results, and the CODM provides guidance in strategy and the allocation of resources.
In order to give the CODM a more precise indication of the income and expenses controlled by each segment, the results of operations for each segment reflect its own direct revenues and expenses. Indirect revenues and expenses, including but not limited to income from the Company’s investment portfolio, as well as certain costs associated with data processing and back office functions, primarily support the operations of the community banks and, therefore, are included in the results of the Community Banks segment. Included in “Other” are the operations of the holding company and other eliminations that are necessary for purposes of reconciling to the consolidated amounts. Accounting policies for each segment are the same as those described in Note 1, “Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Wealth Management	Total Segments	Other	Consolidated
Three months ended March 31, 2026
Total interest income	$338,087	$14	$338,101	$19	$338,120
Total interest expense	107,435	—	107,435	7,126	114,561
Net interest income (loss)	$230,652	$14	$230,666	$(7,107)	$223,559
Provision for credit losses	8,080	—	8,080	—	8,080
Noninterest income	39,103	9,733	48,836	1,436	50,272
Salaries and employee benefits	85,671	4,900	90,571	1,178	91,749
Net occupancy and equipment	17,694	250	17,944	87	18,031
Other segment expenses(1)	42,748	2,109	44,857	691	45,548
Income (loss) before income taxes	$115,562	$2,488	$118,050	$(7,627)	$110,423
Income tax expense (benefit)	24,029	114	24,143	(1,948)	22,195
Net income (loss)	$91,533	$2,374	$93,907	$(5,679)	$88,228
Total assets	$27,082,801	$8,193	$27,090,994	$16,280	$27,107,274
Goodwill	1,406,667	—	1,406,667	—	1,406,667

	Community Banks	Wealth Management	Total Segments	Other	Consolidated
Three months ended March 31, 2025
Total interest income	$220,291	$16	$220,307	$23	$220,330
Total interest expense	79,634	—	79,634	6,499	86,133
Net interest income (loss)	$140,657	$16	$140,673	$(6,476)	$134,197
Provision for credit losses	4,750	—	4,750	—	4,750
Noninterest income (loss)	28,772	8,064	36,836	(441)	36,395
Salaries and employee benefits	68,139	3,818	71,957	—	71,957
Net occupancy and equipment	11,547	207	11,754	—	11,754
Other segment expenses(2)	28,099	1,568	29,667	498	30,165
Income (loss) before income taxes	$56,894	$2,487	$59,381	$(7,415)	$51,966
Income tax expense (benefit)	12,203	103	12,306	(1,858)	10,448
Net income (loss)	$44,691	$2,384	$47,075	$(5,557)	$41,518
Total assets (liabilities)	$18,266,553	$5,495	$18,272,048	$(667)	$18,271,381
Goodwill	988,898	—	988,898	—	988,898

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
Note 15 – Subsequent Events
(In Thousands)
On April 30, 2026, the Company, through a wholly-owned subsidiary, completed an acquisition of factoring receivables and related business processes. Pursuant to the guidance in ASC 805, this acquisition will be accounted for as a business

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
combination. Total assets purchased consisted of $59,257 of factoring receivables and $17,777 of intangible assets. As of the filing of this report, the Company has not completed the fair value measurements of the assets and identifiable intangible assets acquired as part of the transaction.
On May 7, 2026, the Company completed a subordinated debt offering, issuing $300,000 aggregate principal amount of 6.25% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “Notes”). The Notes will bear interest from and including May 7, 2026 to, but excluding, June 1, 2031, at a fixed rate of 6.25% per annum, payable semi-annually in arrears. From and including June 1, 2031 to but excluding June 1, 2036 (unless redeemed prior to such date), the Notes will bear interest at a floating rate equal to the Three-Month Term SOFR, plus 245 basis points, payable quarterly in arrears. The Company may redeem the Notes, in whole or in part, on or after June 1, 2031, at a price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.
The Notes are intended to qualify as Tier 2 capital for regulatory purposes. The Company intends to use the net proceeds from the Notes offering for general corporate purposes, including the potential redemption of the $40,000 aggregate principal amount outstanding of the Company's 5.50% Fixed-to-Floating Rate Subordinated Notes due September 1, 2031.
The issuance of the Notes occurred after the balance sheet date of March 31, 2026 and, accordingly, no amounts related to the Notes have been reflected in the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
This Form 10-Q may contain or incorporate by reference statements regarding Renasant Corporation (referred to herein as the “Company”, “Renasant”, “we”, “our”, or “us”) that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements preceded by, followed by or that otherwise include the words “believes,” “expects”, “projects,” “anticipates,” “intends,” “estimates,” “plans,” “potential,” “focus,” “possible,” “may increase,” “may fluctuate,” “will likely result,” or similar expressions, or future or conditional verbs such as “will,” “should,” “would” and “could,” are generally forward-looking in nature and not historical facts. Forward-looking statements include information about the Company’s future financial performance, business strategy, projected plans and objectives and are based on the current beliefs and expectations of management. The Company’s management believes these forward-looking statements are reasonable, but they are all inherently subject to significant business, economic and competitive risks and uncertainties, many of which are beyond the Company’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ from those indicated or implied in the forward-looking statements, and such differences may be material. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and, accordingly, investors should not place undue reliance on these forward-looking statements, which speak only as of the date they are made.
Important factors currently known to management that could cause our actual results to differ materially from those in forward-looking statements include the following: (i) our ability to efficiently integrate acquisitions into our operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management (including the possibility that such cost savings will not be realized when expected, or at all, as a result of the impact of, or challenges arising from, the integration of the acquired assets and assumed liabilities into the Company, potential adverse reactions or changes to business or employee relationships, or as a result of other unexpected factors or events); (ii) potential exposure to unknown or contingent risks and liabilities we have acquired or may acquire; (iii) the effect of economic conditions and interest rates on a national, regional or international basis; (iv) timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (v) our ability to remediate the material weakness in the Company’s internal control over financial reporting identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025; (vi) competitive pressures in the consumer finance, commercial finance, financial services, asset management, retail banking, factoring, mortgage lending and auto lending industries; (vii) the financial resources of, and products available from, competitors; (viii) changes in laws and regulations as well as changes in accounting standards; (ix) changes in governmental and regulatory policy, whether applicable specifically to financial institutions or impacting the United States generally (such as, for example, changes in trade policy); (x) changes in the securities and foreign exchange markets; (xi) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (xii) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers of investment securities, or the impact of interest rates on the value of our investment portfolio; (xiii) an insufficient allowance for credit losses as a result of inaccurate assumptions; (xiv) changes in the sources and costs of the capital we use to make loans and otherwise fund our operations, due to deposit outflows, changes in the mix of deposits and the cost and availability of borrowings; (xv) general economic, market or business conditions, including the impact of inflation; (xvi) changes in demand for loan and deposit products and other financial services; (xvii) concentrations of deposit or credit exposure; (xviii) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; (xix) losses resulting from fraudulent activity, including loan and deposit fraud and social engineering attacks targeting our customers, employees and third party vendors; (xx) increased cybersecurity risk, including potential network breaches, business disruptions or financial losses, including as a result of sophisticated attacks using artificial intelligence (“AI”) and similar tools; (xxi) civil unrest, natural disasters, epidemics and other catastrophic events in or near the Company’s geographic area; (xxii) geopolitical conditions, including acts or threats of terrorism and actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad; (xxiii) the impact, extent and timing of technological changes, including the rapid development of AI technologies; and (xxiv) other circumstances, many of which are beyond management’s control.
The Company undertakes no obligation, and specifically disclaims any obligation, to update or revise forward-looking statements, whether as a result of new information or to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by federal securities laws.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at March 31, 2026 compared to December 31, 2025.
Mergers and Acquisitions
On April 1, 2025 the Company completed its merger with The First Bancshares, Inc. (“The First”). At closing, The First merged with and into the Company, with the Company the surviving corporation in the merger; immediately thereafter, The First Bank merged with and into Renasant Bank (sometimes referred to as the “Bank”), with Renasant Bank the surviving banking corporation in the merger. For more information, including the fair value of assets acquired and liabilities assumed, see Note 2, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Assets

Assets	March 31, 2026	December 31, 2025	$ Change	% Change
Cash and cash equivalents	$1,216,980	$1,070,718	$146,262	13.7%
Securities held to maturity, at amortized cost	1,006,511	1,030,073	(23,562)	(2.3)
Securities available for sale, at fair value	2,809,647	2,560,818	248,829	9.7
Loans held for sale, at fair value	230,980	265,959	(34,979)	(13.2)
Loans held for investment	18,975,248	19,047,039	(71,791)	(0.4)
Allowance for credit losses	(295,862)	(293,955)	(1,907)	0.6
Loans, net	18,679,386	18,753,084	(73,698)	(0.4)
Premises and equipment	463,723	465,141	(1,418)	(0.3)
Other real estate owned, net	12,954	15,191	(2,237)	(14.7)
Goodwill	1,406,667	1,405,840	827	0.1
Other intangible assets, net	138,392	146,612	(8,220)	(5.6)
Bank-owned life insurance	494,874	492,541	2,333	0.5
Mortgage servicing rights, net	64,850	65,271	(421)	(0.6)
Other assets	582,310	480,178	102,132	21.3
Total assets	$27,107,274	$26,751,426	$355,848	1.3%
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

	March 31, 2026		December 31, 2025
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of states and political subdivisions	$553,152	14.49%	$552,209	15.38%
Mortgage-backed securities	2,884,524	75.59	2,642,946	73.60
Other debt securities	378,514	9.92	395,768	11.02
	$3,816,190	100.00%	$3,590,923	100.00%
Allowance for credit losses - held to maturity securities	(32)		(32)
Securities, net of allowance for credit losses	$3,816,158		$3,590,891
The Company purchased $378,991 and $175,815 in investment securities during the three months ended March 31, 2026 and 2025, respectively. The merger with The First contributed approximately $1,457,377 to the securities portfolio at April 1, 2025.

Proceeds from maturities, calls and principal payments on securities during the first three months of 2026 totaled $141,463. Proceeds from the maturities, calls and principal payments on securities during the first three months of 2025 totaled $56,789. No gain or loss on sales of securities was recorded in the first quarter of 2026 or 2025.
During the third quarter of 2022, the Company transferred, at fair value, $882,927 of securities from the available for sale portfolio to the held to maturity portfolio as the Company has the intent and ability to hold these securities until their maturity. The related net unrealized losses of $99,675 (after tax losses of $74,307) remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. At March 31, 2026, the net unrealized after tax losses remaining to be amortized in accumulated other comprehensive income (loss) was $38,482. No gains or losses were recognized at the time of transfer.
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
Loans
The table below sets forth the balance of loans outstanding, net of unearned income and excluding loans held for sale, by loan type and the percentage of each loan type to total loans as of the dates presented:

	March 31, 2026		December 31, 2025
	Total Loans	Percentage of Total Loans	Total Loans	Percentage of Total Loans
Commercial and industrial	$2,895,477	15.26%	$2,818,326	14.79%
Construction and land development
Residential	425,543	2.24%	382,773	2.01%
Other	1,473,086	7.76%	1,522,863	8.00%
Total construction and land development	1,898,629	10.00	1,905,636	10.01%
Real estate – 1-4 family mortgage:
First lien	3,792,685	19.99%	3,844,097	20.18%
Junior lien	52,516	0.28%	52,943	0.28%
Home equity	738,917	3.89%	737,993	3.87%
Total real estate – 1-4 family mortgage	4,584,118	24.16	4,635,033	24.33%
Commercial real estate - owner occupied	3,357,965	17.70	3,334,664	17.51%
Commercial real estate - non-owner occupied
Multi family	1,278,646	6.74%	1,392,779	7.31%
Other	4,856,897	25.59%	4,852,701	25.48%
Total commercial real estate - non-owner occupied	6,135,543	32.33%	6,245,480	32.79
Consumer	103,516	0.55%	107,900	0.57%
Total loans, net of unearned income	18,975,248	100.00%	$19,047,039	100.00%
Loan concentrations are considered to exist when there are loans to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2026, there were no concentrations of loans exceeding 10% of total loans other than loans disclosed in the table above. As the above table demonstrates, non-owner occupied commercial mortgage term loans was our largest concentration of loans at March 31, 2026 and the following table provides additional detail, broken down by collateral type, about the segments within this loan category as of such date .

	March 31, 2026
	Balance	Average Loan Size	Percentage of Total Loans	Weighted-Average Loan-to-Value	Percentage 30-89 Days Past Due	Percentage Non-performing
Hotels	$747,367	$4,872	3.95%	56%	—%	—%
Self Storage	600,374	3,163	3.16	55	—	—
Multi Family	1,278,647	2,456	6.74	53	0.11	0.10
Office - Medical	387,579	1,987	2.04	54	—	—
Office - Non-Medical	421,442	882	2.22	55	0.03	3.13
Retail	1,309,832	1,496	6.90	55	0.33	0.02
Senior Housing	288,095	5,455	1.52	65	—	9.41
Warehouse/Industrial	932,504	2,498	4.91	53	0.04	0.82
Other	169,703	1,237	0.89	54	0.02	0.26
Total non-owner occupied commercial mortgage term loans	$6,135,543	$2,039	32.33%	55%	0.10%	0.81%
Note: Weighted-average loan-to-value is calculated using the most recent appraisal available.
Deposits

Deposits	March 31, 2026	December 31, 2025	$ Change	% Change
Noninterest-bearing deposits	$5,183,426	$5,043,960	$139,466	2.8%
Interest-bearing deposits	16,916,058	16,429,110	486,948	3.0
Total deposits	$22,099,484	$21,473,070	$626,414	2.9%
The Company relies on deposits as its primary source of funds. Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding brokered deposits). Noninterest-bearing deposits represented 23.45% of total deposits at March 31, 2026, as compared to 23.49% of total deposits at December 31, 2025. The slight decrease in noninterest-bearing deposits as a percentage of total deposits was primarily driven by the seasonal increase in interest-bearing public fund deposits, offset by growth in noninterest-bearing deposits. Under certain circumstances, management may elect to acquire non-core deposits (in the form of brokered deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms of the deposits and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin; business factors, described in the following paragraph, may lead us to obtain public deposits. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits were $4,160,265 and $3,779,910 at March 31, 2026 and December 31, 2025, respectively.
Borrowed Funds

Borrowed Funds	March 31, 2026	December 31, 2025	$ Change	% Change
Short-term borrowings	$305,863	$555,774	$(249,911)	(45.0)%
Long-term debt	500,342	499,756	586	0.1
Total borrowings	$806,205	$1,055,530	$(249,325)	(23.6)%

Total borrowings may include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank of Dallas (the “FHLB”), borrowings from the Federal Reserve Discount Window, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically consist of federal funds purchased, securities sold under agreements to repurchase, and short-term FHLB advances. Due to strong deposit growth during the quarter, the Company was able to pay down a portion of the FHLB advances. The following table presents our short-term borrowings by type as of the dates presented:

Short-Term Borrowings	March 31, 2026	December 31, 2025
Security repurchase agreements	$5,863	$5,774
Short-term borrowings from the FHLB	300,000	550,000
Total short-term borrowings	$305,863	$555,774
Long-term debt typically consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. The following table presents our long-term debt by type as of the dates presented:

Long-Term Debt	March 31, 2026	December 31, 2025
Junior subordinated debentures	$140,908	$140,632
Subordinated notes	359,434	359,124
Total long-term debt	$500,342	$499,756
Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits (which has not been the case in recent periods). Advances from the FHLB are collateralized by a blanket lien on the Bank’s loans. The Company had $5,480,190 of availability on unused lines of credit with the FHLB at March 31, 2026, as compared to $5,574,759 at December 31, 2025. The Company also had credit available at the Federal Reserve Discount Window in the amount of $706,245.
The Company has issued subordinated notes, and the Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors, the proceeds of which were used to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired). The proceeds generated by the Company’s subordinated notes and trust preferred securities transactions have been used for general corporate purposes, including providing capital to support the Company’s growth organically or through strategic acquisitions, repaying indebtedness and financing investments and capital expenditures, and for investments in Renasant Bank as regulatory capital. The subordinated notes and trust preferred securities qualify as Tier 2 capital under current regulatory guidelines. On May 7, 2026, the Company completed an additional subordinated debt offering, issuing $300,000,000 aggregate principal amount of 6.25% Fixed-to-Floating Rate Subordinated Notes due 2036.
Results of Operations
The Company’s acquisition of The First on April 1, 2025, had a significant impact on our results of operations during the first quarter of 2026 as compared to the same period in 2025, and unless otherwise noted, is the primary driver of the period-over-period change indicated throughout this section.
Net Income

	Three months ended March 31,
Net Income and Earnings per Share	2026	2025	$ Change	% Change
Net income	$88,228	$41,518	$46,710	112.5%
Basic earnings per share	0.94	0.65	0.29	44.6
Diluted earnings per share	0.94	0.65	0.29	44.6
From time to time, the Company incurs expenses and charges or recognizes valuation adjustments in connection with certain transactions with respect to which management is unable to accurately predict when these items will be incurred or, when incurred, the amount of such items. The following table presents the impact of these items on reported EPS for the dates presented.

	Three Months Ended
	March 31, 2026			March 31, 2025
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion related expenses	$—	$—	$—	$(791)	$(593)	$(0.01)
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 81.96% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the first quarter of 2026. Changes in net interest income are driven by fluctuations in the volume, mix and repricing of assets and liabilities.

	Three months ended March 31,
Net Interest Income (tax equivalent basis)	2026	2025	$ Change	% Change
Loans	$298,273	$199,574	$98,699	49.5%
Securities	32,266	12,117	20,149	166.3
Other	7,581	8,639	(1,058)	(12.2)
Total interest income	$338,120	$220,330	$117,790	53.5%
Deposits	103,860	79,386	24,474	30.8
Borrowings	10,701	6,747	3,954	58.6
Total interest expense	$114,561	$86,133	$28,428	33.0%
Net interest income	$223,559	$134,197	$89,362	66.6%

Net interest income (tax equivalent basis)	$228,424	$137,432	$90,992	66.2%
The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category on a tax-equivalent basis for the periods presented:

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Loans held for investment	$19,035,115	$299,125	6.37%	$12,966,869	$199,504	6.24%
Loans held for sale	211,507	2,876	5.44	200,917	3,008	5.99
Securities:
Taxable	3,380,880	28,861	3.41	1,883,535	10,971	2.33
Tax-exempt(1)	432,789	4,542	4.20	259,800	1,443	2.22
Interest-bearing balances with banks	823,706	7,581	3.73	824,743	8,639	4.25
Total interest-earning assets	23,883,997	342,985	5.81	16,135,864	223,565	5.61
Cash and due from banks	290,611			181,869
Intangible assets	1,548,244			1,002,511
Other assets	1,132,508			669,392
Total assets	$26,855,360			$17,989,636
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$11,741,333	$72,025	2.49%	$7,835,617	$54,710	2.83%
Savings deposits	1,289,327	876	0.28	813,451	711	0.35
Time deposits	3,583,946	30,959	3.50	2,474,218	23,965	3.93
Total interest-bearing deposits	16,614,606	103,860	2.54	11,123,286	79,386	2.89
Borrowed funds	973,114	10,701	4.44	556,734	6,747	4.88
Total interest-bearing liabilities	17,587,720	114,561	2.64	11,680,020	86,133	2.99
Noninterest-bearing deposits	5,088,817			3,408,830
Other liabilities	290,242			208,105
Shareholders’ equity	3,888,581			2,692,681
Total liabilities and shareholders’ equity	$26,855,360			$17,989,636
Net interest income/net interest margin		$228,424	3.87%		$137,432	3.45%
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
Net interest income and net interest margin are influenced by internal and external factors. Internal factors include balance sheet changes in volume and mix as well as loan and deposit pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. The addition of The First’s loan portfolio and strong organic loan growth in 2025 were the largest contributing factors to the increase in net interest income for the three months ended March 31, 2026, as compared to the same period in 2025. Lower interest rates and the addition of The First’s deposits generated a positive impact to both the cost and mix of our funding sources. The Company has continued its efforts to mitigate increases in the cost of funding due to competition or otherwise through maintaining noninterest-bearing deposits and staying disciplined yet competitive in pricing on interest-bearing deposits in the current rate environment.
The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three months ended March 31, 2026, as compared to the same period in 2025 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute value of amounts calculated):

	Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
	Volume	Rate	Net
Interest income:
Loans held for investment	$95,375	$4,246	$99,621
Loans held for sale	151	(283)	(132)
Securities:
Taxable	11,301	6,589	17,890
Tax-exempt	1,325	1,774	3,099
Interest-bearing balances with banks	(11)	(1,047)	(1,058)
Total interest-earning assets	108,141	11,279	119,420
Interest expense:
Interest-bearing demand deposits	24,539	(7,224)	17,315
Savings deposits	332	(167)	165
Time deposits	9,840	(2,846)	6,994
Borrowed funds	4,607	(653)	3,954
Total interest-bearing liabilities	39,318	(10,890)	28,428
Change in net interest income	$68,823	$22,169	$90,992
The increase in interest income, on a tax equivalent basis, for the three months ended March 31, 2026, as compared to the same time period in 2025 is due primarily to the addition of The First’s earning assets.
The following table presents the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Loans held for investment	79.70%	80.36%	6.37%	6.24%
Loans held for sale	0.89	1.25	5.44	5.99
Securities	15.97	13.28	3.50	2.32
Interest-bearing balances with banks	3.44	5.11	3.73	4.25
Total earning assets	100.00%	100.00%	5.81%	5.61%

For the first quarter of 2026, interest income on loans held for investment, on a tax equivalent basis, increased $99,621 to $299,125 from $199,504 for the same period in 2025. Driven largely by the addition of $5,173,334 in loans held for investment through our merger with The First on April l, 2025, the year-to-date average balance of loans held for investment increased $6,068,246 from March 2025, thereby resulting in the increase in interest income on loans held for investment for the three months ended March 31, 2026, as compared to the same period in 2025.
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans held for investment, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended
	March 31,
	2026	2025
Net interest income collected on problem loans	$210	$1,026
Accretable yield recognized on purchased loans	15,248	558
Total impact to interest income on loans	$15,458	$1,584
Impact to loan yield	0.33%	0.05%
Impact to net interest margin	0.26%	0.03%
Investment income, on a tax equivalent basis, increased $20,989 to $33,403 for the first quarter of 2026 from $12,414 for the first quarter of 2025. The increase in investment income, on a tax equivalent basis, was primarily due to the acquisition of The First’s investment portfolio. The tax equivalent yield on the investment portfolio for the first quarter of 2026 was 3.50%, up 118 basis points from 2.32% for the same period in 2025.
Interest expense was $114,561 for the first quarter of 2026 as compared to $86,133 for the same period in 2025. The increase in interest expense was primarily due to the assumption of The First’s deposits and borrowed funds.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Noninterest-bearing demand	22.44%	22.59%	—%	—%
Interest-bearing demand	51.78	51.93	2.49	2.83
Savings	5.69	5.39	0.28	0.35
Time deposits	15.80	16.40	3.50	3.93
Borrowed funds	4.29	3.69	4.44	4.88
Total deposits and borrowed funds	100.00%	100.00%	2.05%	2.31%

The cost of total deposits was 1.94% and 2.22% for the first quarter of 2026 and 2025, respectively. The increase in deposit expense and decrease in cost is attributable to the acquisition of The First’s deposits. The cost of total deposits was also affected by the Federal Reserve’s rate cuts in the third and fourth quarters of 2025. The Company has continued its efforts to maintain non-interest bearing deposits. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on brokered deposits or wholesale borrowings when advantageous, to address liquidity needs or as otherwise deemed advisable due to market conditions.
The increase in interest expense on borrowings is due to higher average short-term borrowings and the additional subordinated notes and other long-term borrowings added as a result of the merger with The First.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.
Noninterest Income

	Three months ended March 31,
Noninterest Income	2026	2025	$ Change	% Change
Service charges on deposit accounts	$14,740	$10,364	$4,376	42.2%
Fees and commissions	4,654	3,787	867	22.9
Wealth management revenue	8,678	7,067	1,611	22.8
Mortgage banking income	9,435	8,147	1,288	15.8
BOLI income	3,689	2,929	760	25.9
Other	9,076	4,101	4,975	121.3
Total noninterest income	$50,272	$36,395	$13,877	38.1%

Noninterest income to average assets	0.76%	0.82%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our wealth management and mortgage banking operations, realized gains and losses on the sale of securities and all other noninterest income. Other noninterest income includes income from our SBA banking division, our capital markets division and other miscellaneous income and can fluctuate based on production in our SBA banking and capital markets divisions and recognition of other seasonal income items. Our focus is to develop and enhance our products that generate noninterest income in order to diversify revenue sources. The acquisition of The First’s operations was the primary driver of the increase in noninterest income for the three months ended March 31, 2026 as compared to the same period in 2025.
Our Wealth Management segment has two divisions: Trust and Financial Services. The Trust division operates on a custodial basis, which includes administration of benefit plans, as well as accounting and money management for trust accounts. The division manages a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for managing these accounts are based on changes in market values of the assets under management in the account, with the amount of the fee depending on the type of account. The Financial Services division provides specialized products and services to our customers, which include fixed and variable annuities, mutual funds, and stocks offered through a third party provider. The market value of assets under management or administration was $7,220,486 and $6,469,093 at March 31, 2026 and March 31, 2025, respectively. The Company acquired approximately $471,000 of assets under management through its merger with The First.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $342,536 in the first quarter of 2026 compared to $303,158 for the same period in 2025. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended March 31,
Mortgage Banking Income	2026	2025
Gain on sales of loans, net (1)	$5,305	$4,500
Fees, net	2,842	2,317
Mortgage servicing income, net(2)	1,288	1,330
Mortgage banking income, net	$9,435	$8,147
(1) Gain on sales of loans, net includes pipeline fair value adjustments
(2) Mortgage servicing income, net includes gain on sale of MSR

Noninterest Expense

	Three months ended March 31,
Noninterest Expense	2026	2025	$ Change	% Change
Salaries and employee benefits	$91,749	$71,957	$19,792	27.5%
Data processing	5,221	4,089	1,132	27.7
Net occupancy and equipment	18,031	11,754	6,277	53.4
Other real estate owned	1,399	685	714	104.2
Professional fees	4,402	2,884	1,518	52.6
Advertising and public relations	4,599	4,297	302	7.0
Intangible amortization	8,220	1,080	7,140	661.1
Communications	4,009	2,033	1,976	97.2
Merger and conversion related expenses	—	791	(791)	(100.0)
Other	17,698	14,306	3,392	23.7
Total noninterest expense	$155,328	$113,876	$41,452	36.4%

Noninterest expense to average assets	2.35%	2.57%
Other noninterest expense includes business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. The acquisition of The First’s operations was the primary driver of the increase in noninterest expense for the three months ended March 31, 2026 as compared to the same period in 2025.
Annual merit increases implemented in April 2025 and elevated incentive accruals driven by first quarter performance also contributed to the increase in salaries and employee benefits.
Efficiency Ratio

	Efficiency Ratio
	Three Months Ended March 31,
	2026	2025
Efficiency ratio	55.73%	65.51%

The efficiency ratio is a measure of productivity in the banking industry. (This ratio is a measure of our ability to turn expenses into revenue. That is, the ratio is designed to reflect the percentage of one dollar that we must expend to generate a dollar of revenue.) The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The improvement in our efficiency ratio for the three months ended March 31, 2026 as compared to the same period in 2025 was driven by revenue growth while at the same time controlling noninterest expenses and eliminating duplicative expenses during the integration of The First into our business model.
Income Taxes

	Three months ended March 31,
	2026	2025	$ Change	% Change
Income taxes	$22,195	$10,448	$11,747	112.4%
The increase in the Company’s income before income taxes for the three months ended March 31, 2026 as compared to the same period in 2025 was the primary driver of the increase in income taxes.

Risk Management

Nonperforming Assets. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are loans on which the accrual of interest has stopped and loans that are contractually 90 days past due on which interest continues to accrue. Generally, the accrual of interest is discontinued when the full collection of principal or interest is in doubt or when the payment of principal or interest has been contractually 90 days past due, unless the obligation is both well secured and in the process of collection. Management, the Company’s problem asset resolution committee and our loan review staff closely monitor loans that are considered to be nonperforming.
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

The following table provides details of the Company’s nonperforming assets as of the dates presented.

	March 31, 2026	December 31, 2025
Nonaccruing loans	$197,515	$175,730
Accruing loans past due 90 days or more	2,779	288
Total nonperforming loans	200,294	176,018
Other real estate owned	12,954	15,191
Total nonperforming loans and OREO	$213,248	$191,209
Nonperforming loans to total loans	1.06%	0.92%
Nonaccruing loans to total loans	1.04%	0.92%
Nonperforming assets to total assets	0.79%	0.71%

The following table presents nonperforming loans by loan category as of the dates presented:

	March 31, 2026	December 31, 2025
Commercial and industrial	$47,093	$28,002
Construction and land development
Residential	1,991	2,033
Other	10,333	5,697
Total construction and land development	12,324	7,730
Real estate – 1-4 family mortgage:
First lien	56,257	60,874
Junior lien	1,131	1,483
Home equity	3,924	3,074
Total real estate – 1-4 family mortgage	61,312	65,431
Commercial real estate - owner occupied	29,433	31,303
Commercial real estate - non-owner occupied
Multi family	1,258	785
Other	48,671	42,610
Total commercial real estate - non-owner occupied	49,929	43,395
Consumer	203	157
Loans, net of unearned income	$200,294	$176,018

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans at March 31, 2026. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due on which interest was still accruing were $68,597 at March 31, 2026 as compared to $89,162 at December 31, 2025.

Allowance for Credit Losses on Loans; Provision for Credit Losses on Loans. The allowance for credit losses is available to absorb credit losses inherent in the loans held for investment portfolio. Loan losses are charged against the allowance for credit losses when management confirms the uncollectability of a loan balance. Subsequent recoveries, if any, are credited to the allowance. Management evaluates the adequacy of the allowance on a quarterly basis.The following table presents the allocation of the allowance for credit losses on loans and the percentage of each loan category to total loans for each of period presented.

	March 31, 2026		December 31, 2025		March 31, 2025
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial and industrial	$65,814	22.24%	$57,831	19.67%	$41,884	20.54%
Construction and land development	36,969	12.50	31,359	10.67	20,845	10.22
Real estate - 1-4 family mortgage	66,653	22.53	61,249	20.84	48,101	23.59
Commercial real estate - owner occupied	37,441	12.65	38,961	13.25	17,826	8.74
Commercial real estate - non owner occupied	84,380	28.52	99,605	33.88	68,781	33.73
Consumer	4,605	1.56	4,950	1.69	6,494	3.18
Total	$295,862	100.00%	$293,955	100.00%	$203,931	100.00%
The increase in the allowance for credit losses in the first quarter of 2026 as compared to December 31, 2025 was primarily driven by an increase in non-performing loans, changes in the macroeconomic environment and qualitative factors partially moderated by reduction in the loan portfolio. The provision increased in select residential related pools due to the risk of potential stagflation and value declines. The Company’s allowance for credit loss considers current conditions, economic projections, primarily the national unemployment rate and GDP over a reasonable and supportable period of two years, historical loss data, and environmental factors. For more information about the allowance for credit losses, see the “Critical Accounting Estimates” section in this Item below. The provision for credit losses on loans charged to operating expense is an amount that, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level adequate to meet the inherent risks of losses in our loan portfolio. The Company recorded a provision for credit losses on loans of $4,224 or 0.09% of average loans (annualized), for the three months ended March 31, 2026, as compared to $2,050, or 0.06% of average loans (annualized), during the three months ended March 31, 2025. The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended
	March 31,
	2026	2025
Balance at beginning of period	$293,955	$201,756
Charge-offs
Commercial and industrial	(1,070)	(94)
Construction and land development	(1)	—
Real estate – 1-4 family mortgage	(525)	(309)
Commercial real estate - owner occupied	(1,136)	(461)
Commercial real estate - non-owner occupied	(198)	—
Consumer	(330)	(265)
Total charge-offs	(3,260)	(1,129)
Recoveries
Commercial and industrial	150	967
Construction and land development	—	—
Real estate – 1-4 family mortgage	26	33
Commercial real estate - owner occupied	676	4
Commercial real estate - non-owner occupied	63	2
Consumer	28	248
Total recoveries	943	1,254
Net (charge-offs) recoveries	(2,317)	125
Provision for credit losses on loans	4,224	2,050
Balance at end of period	$295,862	$203,931

Provision for credit losses on loans (annualized) to average loans	0.09%	0.06%
Net charge-offs (annualized) to average loans	0.05%	—%
Net charge-offs (recoveries) (annualized) to allowance for credit losses on loans	3.18%	(0.25)%
Allowance for credit losses on loans to:
Total loans	1.56%	1.56%
Nonperforming loans	147.71%	206.55%
Nonaccrual loans	149.79%	206.75%
Nonaccrual loans to total loans:	1.04%	0.76%
The table below reflects annualized net charge-offs (recoveries) to daily average loans outstanding, by loan category, for the periods presented:

	Three Months Ended
	March 31, 2026			March 31, 2025
	Net Charge-offs	Average Loans	Annualized Net Charge-offs to Average Loans	Net Recoveries (Charge-offs)	Average Loans	Annualized Net Recoveries (Charge-offs) to Average Loans
Commercial and industrial	$(920)	$2,895,420	(0.13)%	$873	$1,977,985	0.18%
Construction and land development	(1)	1,896,471	—%	—	1,337,477	—%
Real estate – 1-4 family mortgage	(499)	4,603,732	(0.04)%	(276)	3,413,575	(0.03)%
Commercial real estate - owner occupied	(460)	3,338,519	(0.06)%	(457)	1,905,950	(0.10)%
Commercial real estate - non-owner occupied	(135)	6,196,305	(0.01)%	2	4,244,100	—%
Consumer	(302)	104,668	(1.17)%	(17)	87,782	(0.08)%
Total	$(2,317)	$19,035,115	(0.05)%	$125	$12,966,869	—%

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

Three Months Ended March 31,	2026	2025
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$29,827	$14,943
Provision for credit losses on unfunded loan commitments	3,856	2,700
Ending balance	$33,683	$17,643
The provision for credit losses on unfunded commitments in the first quarter of 2026 was primarily driven by growth in the balance of unfunded loan commitments in the commercial and residential construction related pools.
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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing April 1, 2026, in each case as compared to the result under rates present in the market on March 31, 2026. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not account for changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+100	2.73%	2.79%	4.64%
-100	(3.27)%	(3.06)%	(5.31)%
-200	(7.53)%	(5.44)%	(10.60)%

The rate shock results for the net interest income simulations for the next 24 months produce an asset sensitive position at March 31, 2026. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
The scenarios assume instantaneous movements in interest rates in increments described in the table above. As interest rates are adjusted over time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions, including asset prepayment speeds, the impact of competitive factors on our pricing of loans and deposits, the impact of market conditions on the securities yields and interest rates of our borrowings, how responsive our deposit repricing is to the change in market rates and the expected life of non-maturity deposits. These business assumptions are based upon our experience, business plans and published industry experience; however, such assumptions may not necessarily reflect the manner or timing in which cash flows, asset yields and liability costs respond to changes in market rates. Because these assumptions are inherently uncertain, actual results will differ from simulated results.
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
Core deposits, which are deposits excluding brokered deposits, are the major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. We may also access the brokered deposit market where rates are favorable to other sources of liquidity (especially in light of collateral requirements for certain borrowings) and core deposits are not sufficient for meeting our current and anticipated short- or long-term liquidity needs. We did not hold any brokered deposits at March 31, 2026 or December 31, 2025. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the ALCO.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 14.09% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types, short-term borrowings and derivative instruments. At March 31, 2026, securities with a carrying value of $1,746,741 were pledged to secure government, public fund and trust deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $1,760,542 similarly pledged at December 31, 2025.
Other sources available for meeting liquidity needs include federal funds purchased, short and long-term advances from the FHLB and borrowings from the Federal Reserve Discount Window. Interest is charged at the prevailing market rate on federal funds purchased, FHLB advances and borrowings from the Federal Reserve Discount Window. There were $300,000 and $550,000 in short-term borrowings from the FHLB at March 31, 2026 and December 31, 2025, respectively. Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding long-term advances with the FHLB at March 31, 2026 or December 31, 2025. The total amount of the remaining credit available to us from the FHLB at March 31, 2026 was $5,480,190. The credit available at the Federal Reserve Discount Window at March 31, 2026 was $706,245 with no borrowings outstanding as of such date. We also maintain lines of credit with other commercial banks totaling $140,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at March 31, 2026 or December 31, 2025.
Finally, we can access the capital markets to meet liquidity needs. The Company maintains a shelf registration statement with the SEC. The shelf registration statement, which was effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depositary shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company’s banking and wealth management operations as well as other business opportunities. Our recently-completed $300,000 subordinated notes offering described above in Note 15, “Subsequent Events” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, and our common stock offering completed in July 2024 reflect our access of the capital markets as described in this paragraph. We have accessed the capital markets to generate liquidity in the form of subordinated notes in previous years, and we have also assumed subordinated notes as part of acquisitions. The carrying value of subordinated notes, net of unamortized debt issuance costs, was $359,434 at March 31, 2026.
For further details on the Company’s funding sources, including total average deposits and borrowed funds by type, and the total cost of each funding source, see the “Results of Operations” section in this Item above.

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
Cash and cash equivalents were $1,216,980 at March 31, 2026, as compared to $1,091,339 at March 31, 2025. The increase is largely driven by the acquisition of $263,352 in cash and cash equivalents in connection with the merger with The First.
Cash provided by operating activities for the three months ended March 31, 2026 was $100,055, as compared to $50,098 for the three months ended March 31, 2025.
Cash used in investing activities for the three months ended March 31, 2026 was $232,856, as compared to $236,001 for the three months ended March 31, 2025. Proceeds from the sale, maturity or call of securities within our investment portfolio were $141,463 for the three months ended March 31, 2026, as compared to $56,789 for the same period in 2025. Purchases of investment securities were $378,991 during the first three months of 2026 and $175,815 for the same period in 2025.
Cash provided by financing activities for the three months ended March 31, 2026 was $279,063, as compared to $185,210 for the same period in 2025. Deposits increased $626,414 and $199,483 for the three months ended March 31, 2026 and 2025, respectively.
Restrictions on Bank Dividends, Loans and Advances
The Company’s liquidity and capital resources, as well as its ability to pay dividends to its shareholders, are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. A Mississippi bank with earned surplus in excess of three times capital stock may pay a dividend, subject to the approval of the Mississippi Department of Banking and Consumer Finance (the “DBCF”), provided that, effective July 1, 2026, DBCF approval will not be required except under certain circumstances such as, for example, when the Bank is subject to a regulatory enforcement or corrective action or would be undercapitalized after giving effect to the proposed dividend. In addition, Federal Reserve regulations prohibit a member bank from paying a dividend without prior approval from the Federal Reserve if either (1) the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank’s net income for the current year plus its retained net income of the prior two calendar years or (2) the dividend would exceed the bank’s undivided profits as reportable on its Reports of Condition and Income. In this latter scenario, Federal Reserve regulations also require that at least two-thirds of the bank’s shareholders approve the proposed dividend. Accordingly, the approval of the DBCF is (until July 1, 2026 and thereafter may be) required prior to the Bank paying dividends to the Company, and under certain circumstances Federal Reserve approval may also be required.

Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At March 31, 2026, the maximum amount available for transfer from the Bank to the Company in the form of loans was $292,638. The Company maintains a $3,000 line of credit collateralized by cash with the Bank. There were no amounts outstanding under this line of credit at March 31, 2026.
These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the three months ended March 31, 2026, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	March 31, 2026	December 31, 2025
Loan commitments	$3,747,127	$3,662,810
Standby letters of credit	123,210	122,367

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments and the provision related thereto as necessary; the Company also reviews these commitments as part of its analysis of loan concentrations within the loan portfolio. The Company will continue this process as new commitments are entered into or existing commitments are renewed. For additional information related to the allowance and provision for credit losses on unfunded loan commitments, refer to the “Risk Management” section above.
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, collars, risk participations, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At March 31, 2026, the Company had notional amounts of $1,858,019 on interest rate contracts with corporate customers and $1,858,019 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
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

Shareholders’ Equity and Regulatory Matters

Shareholders’ Equity	March 31, 2026	December 31, 2025	$ Change	% Change
Common stock	$488,612	$488,612	$—	—%
Treasury stock	(173,835)	(103,494)	(70,341)	68.0
Additional paid-in capital	2,388,649	2,392,997	(4,348)	(0.2)
Retained earnings	1,263,116	1,196,522	66,594	5.6
Accumulated other comprehensive income (loss)	(99,624)	(89,732)	(9,892)	11.0
Total shareholders’ equity	$3,866,918	$3,884,905	$(17,987)	(0.5)%

Book value per share	$41.63	$41.05	$0.58	1.4%
The decline in shareholders’ equity is attributable to share repurchases under the Company’s stock repurchase program, increases in accumulated other comprehensive loss and dividends declared, offset by current period earnings.
Effective October 28, 2025, the Company’s Board of Directors approved a $150.0 million stock repurchase program under which the Company is authorized to repurchase outstanding shares of its common stock either in open market purchases or privately negotiated transactions. During the first quarter of 2026, the Company repurchased 1,917,611 shares under the program at an average price of $39.53 per share. Effective April 28, 2026, the Company’s Board of Directors increased the amount authorized for repurchase under the Company’s stock repurchase program by $100.0 million (for a new aggregate authorization of $250.0 million). This plan will remain in effect until the earlier of October 2026 or the repurchase of the entire amount authorized under the plan. With this increase, as of April 28, 2026, approximately $136.8 million in repurchase authorization remains available under the program.
The Company has junior subordinated debentures with a carrying value of $140,908 at March 31, 2026, of which $136,512 was included in the Company’s Tier 2 capital.
The Company has subordinated notes with a par value of $373,400 at March 31, 2026, of which $359,434 is included in the Company’s Tier 2 capital.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital, risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$2,420,147	11.22%	$1,402,304	6.50%	$1,510,174	7.00%
Tier 1 risk-based capital ratio	2,420,147	11.22	1,725,913	8.00	1,833,783	8.50
Total risk-based capital ratio	3,186,315	14.77	2,157,391	10.00	2,265,261	10.50
Leverage capital ratios:
Tier 1 leverage ratio	2,420,147	9.54	1,268,987	5.00	1,015,189	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$2,656,243	12.32%	$1,401,875	6.50%	$1,509,711	7.00%
Tier 1 risk-based capital ratio	2,656,243	12.32	1,725,384	8.00	1,833,221	8.50
Total risk-based capital ratio	2,926,384	13.57	2,156,730	10.00	2,264,567	10.50
Leverage capital ratios:
Tier 1 leverage ratio	2,656,243	10.47	1,268,031	5.00	1,014,425	4.00

December 31, 2025
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$2,424,528	11.24%	$1,402,647	6.50%	$1,510,543	7.00%
Tier 1 risk-based capital ratio	2,424,528	11.24	1,726,335	8.00	1,834,231	8.50
Total risk-based capital ratio	3,190,074	14.78	1,261,164	10.00	2,265,815	10.50
Leverage capital ratios:
Tier 1 leverage ratio	2,424,528	9.61	1,261,164	5.00	1,008,931	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$2,590,284	12.00%	$1,403,433	6.50%	$1,511,389	7.00%
Tier 1 risk-based capital ratio	2,590,284	12.00	1,727,302	8.00	1,835,258	8.50
Total risk-based capital ratio	2,860,621	13.25	2,159,127	10.00	2,267,083	10.50
Leverage capital ratios:
Tier 1 leverage ratio	2,590,284	10.28	1,260,407	5.00	1,008,325	4.00

The Company elected to take advantage of transitional relief offered by the Federal Reserve and FDIC to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transitional period to phase out the capital benefit provided by the two-year delay. The three-year transitional period began on January 1, 2022; the full impact of CECL is reflected in our capital ratios as of March 31, 2026.

Critical Accounting Estimates
We have identified certain accounting estimates that involve significant judgment and estimates which can have a material impact on our financial condition or results of operations. Our accounting policies are more fully described in Note 1, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2025. Actual amounts and values as of the balance sheet dates may be materially different from the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.
The accounting estimates that we believe to be the most critical in preparing our consolidated financial statements relate to the allowance for credit losses and acquisition accounting, which are described under “Critical Accounting Policies and Estimates” in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2025. Since December 31, 2025, there have been no material changes in these critical accounting estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk exposure is to changes in interest rates. Interest rate risk is managed as part of the Company’s broader risk management practices. See the information under the heading “Interest Rate Risk” in the “Risk Management” section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for a description of the Company’s governance structure and risk management processes. There have been no material changes in or market risk since December 31, 2025. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. CONTROLS AND PROCEDURES
Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that due to the material weakness in the Company's internal control over financial reporting below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are not effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
Other than as described below in regards to our remediation of the material weakness identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, no changes have occurred in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Previously Identified Material Weakness
Based on the assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as described in our Annual Report on Form 10-K, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025 due to a material weakness related to the manual journal entry process impacting the Company’s general ledger accounts. We determined that, for a subset of journal entries that are manually entered into the Company’s general ledger, we failed to maintain effective segregation of duties. With respect to this subset of manual journal entries, it was possible for an individual to record an entry into our general ledger without prior approval. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As stated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, management concluded that the existence of this material weakness did not result in any material misstatement to any of the Company’s previously issued consolidated financial statements related to these control deficiencies.
Remediation of Material Weakness

As noted above, the underlying cause of the above described material weakness was a failure to maintain effective segregation of duties for a subset of journal entries manually entered into the Company’s general ledger. To address this weakness, in the first quarter of 2026, the Company implemented the following new control procedures:
•We reduced the number of individuals with access to the Company’s general ledger on our core system. Following this change, only a limited number of individuals within the Company’s Finance Department retain the access necessary to effect such manual entries, which we believe reduces the likelihood that a journal entry would be manually entered without the required approval (as detailed in the next bullet).
•We implemented new supervision and review processes for journal entries manually entered directly into the Company’s general ledger on our core system:
◦Under the new process, before a manually-entered journal entry can be posted to the Company’s general ledger, a separate individual must approve the proposed journal entry. The processes also require that individuals performing the reviews have sufficient knowledge and experience in the relevant subject areas and are, therefore, qualified to perform such reviews.
◦To ensure the new process is properly executed, a member of the Company’s financial reporting staff routinely reviews a report of manual journal entries posted to our general ledger to ensure the entries were properly supported and approved prior to entry.

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS

When evaluating the risk of an investment in the Company’s common stock, potential investors should carefully consider the risk factors appearing in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

During the three month period ended March 31, 2026, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans(2)	Maximum Number or Approximate Dollar Value of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)(3)
January 1, 2026 to January 31, 2026	60,198	$35.28	—	$136,807
February 1, 2026 to February 28, 2026	1,070,237	40.11	1,068,395	94,405
March 1, 2026 to March 31, 2026	910,865	38.54	849,216	61,809
Total	2,041,300	$39.27	1,917,611
(1)All shares in this column not purchased as part of a publicly-announced share repurchase plan (as detailed in footnote (2) below) are shares of Renasant Corporation stock withheld to satisfy the federal and state tax liabilities related to the vesting of time-based and performance-based restricted stock awards.
(2)The Company announced a $150.0 million stock repurchase program in October 2025 under which the Company was authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. During the first quarter of 2026, the Company repurchased 1,917,611 shares under the program. Effective April 28, 2026, the Company’s Board of Directors increased the amount authorized for repurchase under the Company’s stock repurchase program by $100.0 million (for a new aggregate authorization of $250.0 million). This program will remain in effect through October 2026 or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased.
(3)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 5. OTHER INFORMATION

Trading Plans
During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Renasant Corporation(1)

3.2	Amended and Restated Bylaws of Renasant Corporation(2)

4.1	Fifth Supplemental Indenture dated May 7, 2026, between Renasant Corporation and Wilmington Trust, National Association.

4.2	Form of 6.25% Fixed-to-Floating Rate Subordinated Note due 2036 (included in exhibit 4.1).

10.1	First Amendment to Employment Agreement effective March 11, 2026 by and between M. Ray (Hoppy) Cole, Jr. and Renasant Bank.

31.1	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (Unaudited).

104	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101).
(1)Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission (the “Commission”) on August 6, 2025, and incorporated herein by reference.
(2)Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on May 1, 2026, and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	May 7, 2026	/s/ Kevin D. Chapman
Kevin D. Chapman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2026	/s/ James C. Mabry IV
James C. Mabry IV
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)