Form 10-K/A
period 2025-12-31
RENASANT CORP
filed 2026-07-01
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________to _______________________
Commission file number 001-13253
RENASANT CORPORATION
(Exact name of registrant as specified in its charter)

Mississippi	64-0676974
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

209 Troy Street,	Tupelo,	Mississippi	38804-4827
(Address of principal executive offices)			(Zip Code)
(662) 680-1001
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $5.00 per share	RNST	The New York Stock Exchange
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

EXPLANATORY NOTE
Renasant Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026 (the “Original Form 10-K”) solely to:
•replace the consent of BDO USA, P.C. (“BDO”), the Company’s independent registered public accounting firm, which was filed as Exhibit 23.1 to the Original Form 10-K and inadvertently excluded a reference to the Company’s effective Registration Statement on Form S-8 (No. 333-282877) (for clarity, this registration statement was excluded only from the version of Exhibit 23.1 filed with the Original Form 10-K; BDO included such registration statement in the consent it delivered to the Company); and

•amend Part IV, Item 15 of the Original Form 10-K to file as exhibits the Supplemental Employee Retirement Plan Agreement effective January 1, 2020 between M. Ray (“Hoppy”) Cole, Jr. and The First, A National Banking Association (predecessor by merger to Renasant Bank, the Company’s wholly-owned subsidiary), and the First Amendment to the Supplemental Executive Retirement Plan Agreement dated as of January 1, 2024 (as so amended, the “Cole SERP”), which were inadvertently omitted from the Original Form 10-K and are being filed herewith as Exhibits 10(xxxiii) and 10(xxxiv), respectively. The Cole SERP was assumed by the Company when it acquired The First Bancshares, Inc. by merger on April 1, 2025.
As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. In addition, because this Amendment includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, this Amendment does not modify, amend or update any of the financial statements or other disclosures contained in the Original Form 10-K and does not reflect events occurring after the filing date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

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

(4)(xiii)
Indenture, dated as of November 24, 2003, between FMB Banking Corporation and The Bank of New York, filed as exhibit 4.1 to the Form 8-K of the Company filed with the Commission on April 4, 2025, and incorporated herein by reference.

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
Amendment to the Executive Employment Agreement dated February 14, 2018, between Renasant Corporation and Kevin D. Chapman, filed as exhibit 10.2 to the Form 10-K of the Company filed with the Commission on February 28, 2018 and incorporated herein by reference.*

(10)(xviii)
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

(10)(xxix)
Executive Employment Agreement effective dated May 3, 2019, between Renasant Corporation and Curtis J. Perry, filed as exhibit 10.33 to the Form 10-K of the Company filed with the Commission on February 26, 2021 and incorporated herein by reference.*

(10)(xxx)
Executive Employment Agreement dated July 27, 2020, between Renasant Corporation and James C. Mabry IV, filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on July 31, 2020 and incorporated herein by reference.*

(10)(xxxi)
Executive Employment Agreement, dated as of April 1, 2025, between Renasant Corporation and M. Ray (Hoppy) Cole, Jr., filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on April 4, 2025 and incorporated herein by reference.*

(10)(xxxii)
Executive Employment Agreement dated as of September 1, 2017, between Renasant Corporation and Mark W. Jeanfreau, as amended, filed as exhibit 10(xxxii) to the Form 10-K of the Company filed with the Commission on March 2, 2026 and incorporated herein by reference.*

(10)(xxxiii)	Supplemental Executive Retirement Plan Agreement effective January 1, 2020, between The First, A National Banking Association and M. Ray (“Hoppy”) Cole, Jr., filed herewith.*

(10)(xxxiv)	First Amendment to the Supplemental Executive Retirement Agreement effective January 1, 2024, between The First Bank and M. Ray (“Hoppy”) Cole, Jr., filed herewith*

(16)	Letter from HORNE, LLP dated November 3, 2025, filed as exhibit 16 to the Form 8-K of the Company filed with the Commission on November 1, 2025 and incorporated herein by reference.*

(19)	Renasant Corporation Insider Trading Policy, filed as exhibit to the Form 10-K of the Company filed with the Commission on February 26, 2025 and incorporated herein by reference.

(21)	Subsidiaries of the Company, filed as exhibit 21 to the Form 10-K of the Company filed with the Commission on March 2, 2026 and incorporated herein by reference.

(23)	Consent of Independent Registered Public Accounting Firm, filed herewith.

(31)(i)	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(31)(ii)	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

(32)(i)
Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibit 32(i) to the Form 10-K of the Company filed with the Commission on March 2, 2026 and incorporated herein by reference.

(32)(ii)
Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibit 32(ii) to the Form 10-K of the Company filed with the Commission on March 2, 2026 and incorporated herein by reference.

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

RENASANT CORPORATION

Date:	July 1, 2026	by:	/s/ Kevin D. Chapman
Kevin D. Chapman
President and Chief Executive Officer

S-1