Form 10-Q
period 2026-06-30
RENASANT CORP
filed 2026-08-05
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, 91,404,465 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

Renasant Corporation
Form 10-Q
For the Quarterly Period Ended June 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$264,102	$299,592
Interest-bearing balances with banks	617,101	771,126
Cash and cash equivalents	881,203	1,070,718
Securities held to maturity (fair value of $902,853 and $961,870, respectively)	983,032	1,030,073
Securities available for sale, at fair value (amortized cost of $2,942,166 and $2,635,495, respectively)	2,842,424	2,560,818
Loans held for sale, at fair value	241,588	265,959
Loans held for investment, net of unearned income	19,196,172	19,047,039
Allowance for credit losses on loans	(296,008)	(293,955)
Loans, net	18,900,164	18,753,084
Premises and equipment, net	464,020	465,141
Other real estate owned, net	15,571	15,191
Goodwill	1,417,538	1,405,840
Other intangible assets, net	138,022	146,612
Bank-owned life insurance	495,235	492,541
Mortgage servicing rights, net	65,816	65,271
Other assets	560,386	480,178
Total assets	$27,004,999	$26,751,426
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$5,038,070	$5,043,960
Interest-bearing	16,662,982	16,429,110
Total deposits	21,701,052	21,473,070
Short-term borrowings	315,225	555,774
Long-term debt	796,469	499,756
Other liabilities	320,875	337,921
Total liabilities	23,133,621	22,866,521
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 250,000,000 shares authorized; 97,722,397 shares issued; 91,403,230 and 94,636,207 shares outstanding, respectively	488,612	488,612
Treasury stock, at cost – 6,319,167 and 3,086,190 shares, respectively	(232,402)	(103,494)
Additional paid-in capital	2,390,839	2,392,997
Retained earnings	1,327,997	1,196,522
Accumulated other comprehensive loss, net of taxes	(103,668)	(89,732)
Total shareholders’ equity	3,871,378	3,884,905
Total liabilities and shareholders’ equity	$27,004,999	$26,751,426
See Notes to Consolidated Financial Statements.

Renasant Corporation
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income
Loans	$299,675	$306,433	$597,948	$506,007
Securities
Taxable	29,505	24,918	58,181	35,887
Tax-exempt	6,155	3,490	9,745	4,638
Other	5,105	9,057	12,686	17,696
Total interest income	340,440	343,898	678,560	564,228
Interest expense
Deposits	106,398	111,921	210,258	191,307
Borrowings	11,288	13,118	21,989	19,865
Total interest expense	117,686	125,039	232,247	211,172
Net interest income	222,754	218,859	446,313	353,056
Provision for credit losses on loans	1,166	75,400	5,390	77,450
Provision for credit losses on unfunded commitments	2,633	5,922	6,489	8,622
Provision for credit losses	3,799	81,322	11,879	86,072
Net interest income after provision for credit losses	218,955	137,537	434,434	266,984
Noninterest income
Service charges on deposit accounts	14,516	13,618	29,256	23,982
Fees and commissions	5,471	6,650	10,125	10,437
Wealth management revenue	9,073	7,345	17,751	14,412
Mortgage banking income	9,178	11,263	18,613	19,410
BOLI income	4,608	3,383	8,297	6,312
Other	8,344	6,075	17,420	10,176
Total noninterest income	51,190	48,334	101,462	84,729
Noninterest expense
Salaries and employee benefits	96,228	99,542	187,977	171,499
Data processing	5,037	5,438	10,258	9,527
Net occupancy and equipment	18,018	17,359	36,049	29,113
Other real estate owned	453	157	1,852	842
Professional fees	4,518	4,223	8,920	7,107
Advertising and public relations	4,677	4,490	9,276	8,787
Intangible amortization	8,370	8,884	16,590	9,964
Communications	3,566	3,184	7,575	5,217
Merger and conversion related expenses	—	20,479	—	21,270
Other	20,634	19,448	38,332	33,754
Total noninterest expense	161,501	183,204	316,829	297,080
Income before income taxes	108,644	2,667	219,067	54,633
Income taxes	21,553	1,649	43,748	12,097
Net income	$87,091	$1,018	$175,319	$42,536
Basic earnings per share	$0.95	$0.01	$1.89	$0.54
Diluted earnings per share	$0.94	$0.01	$1.88	$0.53
See Notes to Consolidated Financial Statements.

Renasant Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$87,091	$1,018	$175,319	$42,536
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding (losses) gains on securities	(6,812)	6,758	(18,679)	26,728
Amortization of unrealized holding losses on securities transferred to the held to maturity category	1,938	2,113	3,891	4,378
Total securities available for sale	(4,874)	8,871	(14,788)	31,106
Derivative instruments:
Unrealized holding gains (losses) on derivative instruments	148	(2,065)	(511)	(4,079)
Amounts reclassified into earnings	627	700	1,253	1,392
Total derivative instruments	775	(1,365)	742	(2,687)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	55	74	110	148
Total defined benefit pension and post-retirement benefit plans	55	74	110	148
Other comprehensive (loss) income, net of tax	(4,044)	7,580	(13,936)	28,567
Comprehensive income	$83,047	$8,598	$161,383	$71,103

See Notes to Consolidated Financial Statements.

Renasant Corporation
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Six Months Ended June 30, 2026	Shares	Amount
Balance at January 1, 2026	94,636,207	$488,612	$(103,494)	$2,392,997	$1,196,522	$(89,732)	$3,884,905
Net income	—	—	—	—	88,228	—	88,228
Other comprehensive loss	—	—	—	—	—	(9,892)	(9,892)
Comprehensive income							78,336
Cash dividends ($0.23 per share)	—	—	—	—	(21,634)	—	(21,634)
Repurchase of shares in connection with stock repurchase program	(1,917,611)	—	(75,806)	—	—	—	(75,806)
Issuance of common stock for stock-based compensation awards	162,733	—	5,465	(9,822)	—	—	(4,357)
Stock-based compensation expense	—	—	—	5,474	—	—	5,474
Balance at March 31, 2026	92,881,329	$488,612	$(173,835)	$2,388,649	$1,263,116	$(99,624)	$3,866,918
Net income	—	$—	$—	$—	$87,091	$—	$87,091
Other comprehensive loss	—	—	—	—	—	(4,044)	(4,044)
Comprehensive income							83,047
Cash dividends ($0.24 per share)	—	—	—	—	(22,210)	—	(22,210)
Repurchase of shares in connection with stock repurchase program	(1,533,708)	—	(60,532)	—	—	—	(60,532)
Issuance of common stock for stock-based compensation awards, net of forfeitures	55,609	—	1,965	(2,194)	—	—	(229)
Stock-based compensation expense	—	—	—	4,384	—	—	4,384
Balance at June 30, 2026	91,403,230	$488,612	$(232,402)	$2,390,839	$1,327,997	$(103,668)	$3,871,378

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended June 30, 2025	Shares	Amount
Balance at January 1, 2025	63,565,690	$332,421	$(97,196)	$1,491,847	$1,093,854	$(142,608)	$2,678,318
Net income	—	—	—	—	41,518	—	41,518
Other comprehensive income	—	—	—	—	—	20,987	20,987
Comprehensive income							62,505
Cash dividends ($0.22 per share)	—	—	—	—	(14,270)	—	(14,270)
Issuance of common stock for stock-based compensation awards	173,777	—	5,550	(8,778)	—	—	(3,228)
Stock-based compensation expense	—	—	—	3,780	—	—	3,780
Balance at March 31, 2025	63,739,467	$332,421	$(91,646)	$1,486,849	$1,121,102	$(121,621)	$2,727,105
Net income	—	$—	$—	$—	$1,018	$—	$1,018
Other comprehensive income	—	—	—	—	—	7,580	7,580
Comprehensive income							8,598
Cash dividends ($0.22 per share)	—	—	—	—	(21,155)	—	(21,155)
Common stock issued in connection with an acquisition	31,238,172	156,191	—	903,720	—	—	1,059,911
Issuance of common stock for stock-based compensation awards	41,672	—	1,398	(1,307)	—	—	91
Stock-based compensation expense	—	—	—	4,304	—	—	4,304
Balance at June 30, 2025	95,019,311	$488,612	$(90,248)	$2,393,566	$1,100,965	$(114,041)	$3,778,854

See Notes to Consolidated Financial Statements.

Renasant Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$175,319	$42,536
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,879	86,072
Depreciation, amortization and accretion	4,695	11,789
Deferred income tax expense (benefit)	5,866	(608)
Gain on sale of mortgage servicing rights	—	(1,467)
Funding of mortgage loans held for sale	(752,952)	(794,785)
Proceeds from sales of mortgage loans held for sale	786,226	698,716
Gains on sales of mortgage loans held for sale	(10,065)	(9,816)
Losses (gains) on sales of premises and equipment	44	(347)
Stock-based compensation	9,858	8,084
Income from bank-owned life insurance	(8,297)	(6,312)
Net change in operating leases	2,953	3,141
(Increase) decrease in other assets	(1,370)	7,533
Decrease in other liabilities	(41,670)	(25,001)
Net cash provided by operating activities	182,486	19,535
Investing activities
Purchases of securities available for sale	(541,398)	(946,095)
Proceeds from sales of securities available for sale	—	686,485
Proceeds from call/maturities of securities available for sale	238,435	113,025
Proceeds from call/maturities of securities held to maturity	49,562	52,352
Proceeds from sale of mortgage servicing rights	—	9,353
Net increase in loans	(81,252)	(480,005)
Purchases of premises and equipment	(12,350)	(14,996)
Proceeds from sales of premises and equipment	718	1,346
Proceeds from surrender of bank-owned life insurance	—	56,255
Purchases of FHLB stock	(3,049)	(17,758)
Proceeds from redemption of FHLB stock	16,015	12,075
Purchases of FRB stock	(91,303)	—
Proceeds from redemption of FRB stock	233	—
Proceeds from sales of other assets	11,292	11,778
Net cash (paid) received in acquisition of businesses	(67,612)	261,483
Other, net	5,603	1,855
Net cash used in investing activities	(475,106)	(252,847)
Financing activities
Net increase in deposits	227,982	556,236
Net decrease in short-term borrowings	(240,549)	(919)
Proceeds from the issuance of long-term debt, net of issuance costs	295,854	—
Cash paid for dividends	(43,844)	(35,425)
Repurchase of shares in connection with stock repurchase program	(136,338)	—
Net cash provided by financing activities	103,105	519,892
Net (decrease) increase in cash and cash equivalents	(189,515)	286,580
Cash and cash equivalents at beginning of period	1,070,718	1,092,032
Cash and cash equivalents at end of period	$881,203	$1,378,612

	Six Months Ended June 30,
	2026	2025
Supplemental disclosures
Cash paid for interest	$226,319	$199,936
Cash paid for income taxes	$33,920	$21,088
Noncash transactions:
Transfers of loans to other real estate owned	$12,935	$4,281
Common stock issued in acquisition of businesses	$—	$1,059,911
Recognition of operating right-of-use assets and liabilities	$4,702	$12,251
Contingent consideration and holdbacks recognized in acquisition of business	$8,741	$—

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
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026.
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
Loans acquired in a business combination: Loans acquired in a business combination are recognized on the acquisition date at their purchase price plus an allowance for expected credit losses (“ACL”) established at acquisition. The ACL recognized at acquisition is recorded through a gross-up that increases the amortized cost basis of the asset with no effect on net income at acquisition. The sum of the loan’s purchase price and the ACL gross-up becomes the loan’s initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium. Any noncredit discount is accreted into interest income using the effective interest method over the remaining contractual life of the loan, adjusted for estimated prepayments.

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
On April 1, 2026, the Company adopted ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans” (“ASU 2025-08”), which amends the guidance on accounting for purchased loans under the current expected credit losses model (“CECL”). The amendments clarify and refine the measurement and recognition requirements for purchased financial assets with credit deterioration and other purchased loans, including guidance on determining the initial allowance for credit losses, the treatment of noncredit discounts and premiums, and subsequent measurement considerations. ASU 2025-08 was applied to the business combination that occurred this quarter, which is discussed in Note 2, “Mergers and Acquisitions,” below.
In November 2025, FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”), which enables entities to apply hedge accounting to a greater number of highly effective economic hedges in the following areas: (1) similar risk assessment for cash flow hedges, (2) hedging forecasted interest payments on choose-your-rate debt instruments, (3) cash flow hedges of nonfinancial forecasted transactions, (4) net written options as hedging instruments, and (5) foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). ASU 2025-09 will be effective January 1, 2028, and is not expected to have a material impact on the Company’s consolidated financial position or results of operations, but it may affect the timing and presentation of gains and losses related to hedging activities and result in expanded disclosures.

Note 2 – Mergers and Acquisitions
(Dollar Amounts In Thousands, Except Share Data)
Acquisition of The First Bancshares, Inc. (“The First”)

Effective April 1, 2025, the Company completed its acquisition by merger of The First, the parent company of The First Bank, in a transaction valued at approximately $1,052,690. The Company issued 30,811,851 shares of common stock and paid approximately $1,869, net of tax benefit, to The First stock option holders for 100% of the voting equity interest in The First. At closing, The First merged with and into the Company, with the Company the surviving corporation in the merger; immediately thereafter, The First Bank merged with and into Renasant Bank, with Renasant Bank the surviving banking corporation in the merger. Before the merger, The First operated 116 banking locations throughout Louisiana, Mississippi, Alabama, Georgia and Florida. No transaction costs were incurred during the three or six months ended June 30, 2026. The Company incurred transaction costs of $20,479 and $21,270 during the three and six months ended June 30, 2025, respectively. These transaction costs are reported in the line item “Merger and conversion related expenses” in the Consolidated Statements of Income.
The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at estimated fair values as of the acquisition date. The Company recorded approximately $584,499 in intangible assets, which consisted of goodwill of $419,023, a core deposit intangible of $159,610 and a customer relationship intangible of $5,866 associated with Southwest Georgia Insurance Services, Inc. (“SGIS”), The First’s wholly-owned insurance agency subsidiary. Goodwill resulted from a combination of revenue enhancements from expansion in existing markets and efficiencies resulting from operational synergies. The fair value of the core deposit intangible is being amortized over its estimated useful life, currently expected to be approximately 10 years. The goodwill is not deductible for income tax purposes. On December 31, 2025, substantially all of the assets and certain liabilities of SGIS, including the customer relationship intangible, were sold, with no gain or loss recognized on the sale.
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

Fair Value of Net Assets Acquired
Cash and cash equivalents	$263,352
Securities	1,457,377
Loans, including loans held for sale	5,173,334
Premises and equipment	179,629
Bank-owned life insurance	146,601
Other real estate owned	11,032
Other intangible assets	165,476
Other assets	175,627
Total assets	$7,572,428

Deposits	6,449,393
Borrowings	419,165
Other liabilities	70,203
Total liabilities	$6,938,761

Net identifiable assets acquired over liabilities assumed	$633,667
Goodwill(1)	419,023
Net assets acquired over liabilities assumed	$1,052,690
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

Acquisition of Factoring Business
Effective April 30, 2026, the Company, through Republic Business Credit, acquired a 100% ownership interest in certain factoring assets and business processes from REV Capital. The acquisition provided the Company with factoring receivables, customer relationships and a contractual workforce. This business combination allows the Company to expand into the temporary staffing factoring industry.
The transaction was accounted for under the acquisition method, in which the assets acquired were recorded at fair value as of the acquisition date. The fair value measurements are best estimates made by management, are dependent on certain assumptions, including initial estimates of the fair value of the intangible assets, and are subject to adjustment for up to one year as additional information becomes available. The purchase consideration allocation below is considered preliminary and is subject to revision.
The following tables provide a preliminary allocation of the purchase consideration to the identified assets and goodwill acquired at the acquisition date:

Purchase Consideration:
Cash consideration(1)	$70,026
Contingent consideration	6,327
Total purchase consideration	$76,353

Assets Acquired:
Factoring receivables (Net Funds Employed)	$58,326
Allowance for credit losses	(1,749)
Accrued fees	905
Customer relationship intangible	6,200
Contract-based intangible	1,800
Total assets	$65,482

Total identifiable assets acquired	65,482
Goodwill(2)	10,871
Total assets acquired	$76,353
(1) Includes holdback of $2,414.
(2) The goodwill resulting from the acquisition has been assigned to the Community Banks operating segment.
The Company paid cash in the amount of $70,026 less certain holdbacks. In addition, the Company is obligated to pay additional amounts over a two-year period to REV Capital based on the level of growth of the factoring receivables generated from the existing customer relationships and new customer generation from the contractual workforce (the “Contingent Consideration”). The total undiscounted amount that the Company could pay under the Contingent Consideration arrangement is between $0 and $6,983, plus an additional 5% of the average factoring receivables if certain milestones are met. The fair value of the Contingent Consideration, estimated using a scenario-based probability approach and discounted, was $6,327 as of April 30, 2026. Accordingly, the total fair value of consideration paid, including Contingent Consideration, is $76,353.
The factoring receivables are financial assets that have not experienced more-than-insignificant credit deterioration since origination. Pursuant to ASU 2025-08, since the factoring receivables are purchased seasoned loans, the allowance for credit losses is being recorded using the gross-up method. The factoring receivables, which have short maturities and floating interest rates indexed to benchmark market rates, are being recorded at their net funds employed, which is equal to the receivables acquired, less customer holdbacks.
The Company did not incur significant acquisition-related costs as part of this business combination.
The customer relationship intangible asset represents the value from future factored receivables expected to be generated from the acquired customer base. The contract-based intangible asset represents the additional costs that the Company would incur if it were to acquire an at-market contract similar to a sales channel agreement acquired as part of this acquisition. The customer relationship intangible is being amortized over its expected useful life of six years. The contract-based intangible is being amortized over three years. Fair value for the customer relationship was calculated using an income approach based on the multi-period excess earnings method. Fair value for the contract-based intangible was calculated using an income approach based on the with-and-without method.
The goodwill is expected to be fully tax deductible and represents the expected synergies, benefits to our brand, and acquired know-how from the acquisition.
Given the nature of the assets acquired, lack of historical financial data for the acquired assets, and systems conversion, the Company has determined that it is impracticable to disclose pro forma financials or revenue and earnings since the date of acquisition.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented in the tables below.

There was no allowance for credit losses allocated to any of the Company’s available for sale securities as of June 30, 2026 or December 31, 2025.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Obligations of states and political subdivisions	$274,280	$7,684	$(3,740)	$278,224
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,051,549	758	(22,092)	1,030,215
Collateralized mortgage obligations	762,249	1,427	(64,315)	699,361
Commercial mortgage-backed securities:
Agency mortgage-backed securities	99,275	112	(818)	98,569
Collateralized mortgage obligations	408,355	2,730	(20,321)	390,764
Other debt securities	346,458	845	(2,012)	345,291
	$2,942,166	$13,556	$(113,298)	$2,842,424

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Obligations of states and political subdivisions	$266,553	$8,012	$(1,780)	$272,785
Residential mortgage-backed securities:
Agency mortgage-backed securities	793,154	5,670	(15,675)	783,149
Collateralized mortgage obligations	706,986	2,826	(57,908)	651,904
Commercial mortgage-backed securities:
Agency mortgage-backed securities	100,314	285	(762)	99,837
Collateralized mortgage obligations	419,356	3,552	(18,120)	404,788
Other debt securities	349,132	1,537	(2,314)	348,355
	$2,635,495	$21,882	$(96,559)	$2,560,818

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Obligations of states and political subdivisions	$277,221	$17	$(29,086)	$248,152
Residential mortgage-backed securities:
Agency mortgage-backed securities	300,547	—	(15,072)	285,475
Collateralized mortgage obligations	305,069	—	(25,284)	279,785
Commercial mortgage-backed securities:
Agency mortgage-backed securities	16,813	—	(2,113)	14,700
Collateralized mortgage obligations	41,530	—	(6,150)	35,380
Other debt securities	41,884	—	(2,523)	39,361
	$983,064	$17	$(80,228)	$902,853
Allowance for credit losses - held to maturity securities	(32)
Held-to-maturity securities, net of allowance for credit losses	$983,032

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Obligations of states and political subdivisions	$279,424	$29	$(29,516)	$249,937
Residential mortgage-backed securities:
Agency mortgage-backed securities	323,993	—	(10,030)	313,963
Collateralized mortgage obligations	320,258	—	(18,600)	301,658
Commercial mortgage-backed securities:
Agency mortgage-backed securities	16,938	—	(2,059)	14,879
Collateralized mortgage obligations	42,079	—	(5,997)	36,082
Other debt securities	47,413	—	(2,062)	45,351
	$1,030,105	$29	$(68,264)	$961,870
Allowance for credit losses - held to maturity securities	(32)
Held-to-maturity securities, net of allowance for credit losses	$1,030,073
No securities were sold during the three or six months ended June 30, 2026. Securities sold during the three and six months ended June 30, 2025 are presented in the tables below. On April 1, 2025, the Company acquired available for sale securities with a fair value of $1,457,377 as part of the merger with The First. Shortly after the merger, certain securities from this portfolio were sold at carrying value, resulting in no gain or loss on the sale; no other securities were sold during the first six months of 2025.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Carrying Value	Net Proceeds	Gain/(Loss)
Three months ended June 30, 2025
Obligations of other U.S. Government agencies and corporations	$34,394	$34,394	$—
Obligations of states and political subdivisions	327,509	327,509	—
Residential mortgage backed securities:
Agency mortgage-backed securities	275,910	275,910	—
Collateralized mortgage obligations	2,437	2,437	—
Commercial mortgage-backed securities:
Agency mortgage-backed securities	6,541	6,541	—
Collateralized mortgage obligations	6,480	6,480	—
Other debt securities	33,214	33,214	—
	$686,485	$686,485	$—
Six months ended June 30, 2025
Obligations of other U.S. Government agencies and corporations	$34,394	$34,394	$—
Obligations of states and political subdivisions	327,509	327,509	—
Residential mortgage-backed securities:
Agency mortgage-backed securities	275,910	275,910	—
Collateralized mortgage obligations	2,437	2,437	—
Commercial mortgage-backed securities:
Agency mortgage-backed securities	6,541	6,541	—
Collateralized mortgage obligations	6,480	6,480	—
Other debt securities	33,214	33,214	—
	$686,485	$686,485	$—
At June 30, 2026 and December 31, 2025, securities with a carrying value of $1,612,249 and $1,732,787, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $8,762 and $17,854 were pledged as collateral for short-term borrowings and derivative instruments, respectively, at June 30, 2026. Securities with a carrying value of $9,023 and $18,732 were pledged as collateral for short-term borrowings and derivative instruments, respectively, at December 31, 2025.
The amortized cost and fair value of securities at June 30, 2026 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$7,060	$7,069
Due after one year through five years	18,009	17,219	68,746	69,252
Due after five years through ten years	186,556	167,503	121,866	121,531
Due after ten years	72,656	63,430	123,770	127,484
Residential mortgage-backed securities:
Agency mortgage-backed securities	300,547	285,475	1,051,549	1,030,215
Collateralized mortgage obligations	305,069	279,785	762,249	699,361
Commercial mortgage-backed securities:
Agency mortgage-backed securities	16,813	14,700	99,275	98,569
Collateralized mortgage obligations	41,530	35,380	408,355	390,764
Other debt securities	41,884	39,361	299,296	298,179
	$983,064	$902,853	$2,942,166	$2,842,424
The following tables present by age the fair value and gross unrealized losses for each investment category for which an allowance for credit losses has not been recorded as of the dates presented:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
June 30, 2026
Obligations of states and political subdivisions	46	$57,548	$(1,893)	11	$15,919	$(1,847)	57	$73,467	$(3,740)
Residential mortgage-backed securities:
Agency mortgage-backed securities	39	698,540	(5,333)	38	179,487	(16,759)	77	878,027	(22,092)
Collateralized mortgage obligations	10	236,409	(1,553)	38	277,694	(62,762)	48	514,103	(64,315)
Commercial mortgage-backed securities:
Agency mortgage-backed securities	15	71,420	(516)	1	4,636	(302)	16	76,056	(818)
Collateralized mortgage obligations	35	169,181	(1,943)	28	101,267	(18,378)	63	270,448	(20,321)
Other debt securities	15	103,960	(426)	11	183,380	(1,586)	26	287,340	(2,012)
Total	160	$1,337,058	$(11,664)	127	$762,383	$(101,634)	287	$2,099,441	$(113,298)
December 31, 2025
Obligations of states and political subdivisions	13	$19,454	$(445)	7	$13,591	$(1,335)	20	$33,045	$(1,780)
Residential mortgage-backed securities:
Agency mortgage-backed securities	8	135,320	(903)	36	132,975	(14,772)	44	268,295	(15,675)
Collateralized mortgage obligations	2	24,816	(58)	37	299,606	(57,850)	39	324,422	(57,908)
Commercial mortgage-backed securities:
Agency mortgage-backed securities	9	71,188	(395)	2	5,595	(367)	11	76,783	(762)
Collateralized mortgage obligations	12	40,387	(56)	25	102,206	(18,064)	37	142,593	(18,120)
Other debt securities	10	191,504	(1,347)	8	14,571	(967)	18	206,075	(2,314)
Total	54	$482,669	$(3,204)	115	$568,544	$(93,355)	169	$1,051,213	$(96,559)

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
June 30, 2026
Obligations of states and political subdivisions	5	$6,301	$(400)	118	$237,908	$(28,686)	123	$244,209	$(29,086)
Residential mortgage-backed securities:
Agency mortgage-backed securities	4	41,439	(1,102)	62	244,036	(13,970)	66	285,475	(15,072)
Collateralized mortgage obligations	—	—	—	18	279,785	(25,284)	18	279,785	(25,284)
Commercial mortgage-backed securities:
Agency mortgage-backed securities	—	—	—	1	14,700	(2,113)	1	14,700	(2,113)
Collateralized mortgage obligations	—	—	—	9	35,381	(6,150)	9	35,381	(6,150)
Other debt securities	—	—	—	10	39,353	(2,523)	10	39,353	(2,523)
Total	9	$47,740	$(1,502)	218	$851,163	$(78,726)	227	$898,903	$(80,228)
December 31, 2025
Obligations of states and political subdivisions	—	$—	$—	124	$248,044	$(29,516)	124	$248,044	$(29,516)
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	—	—	66	313,963	(10,030)	66	313,963	(10,030)
Collateralized mortgage obligations	—	—	—	18	301,657	(18,600)	18	301,657	(18,600)
Commercial mortgage-backed securities:
Agency mortgage-backed securities	—	—	—	1	14,879	(2,059)	1	14,879	(2,059)
Collateralized mortgage obligations	—	—	—	9	36,083	(5,997)	9	36,083	(5,997)
Other debt securities	—	—	—	10	45,351	(2,062)	10	45,351	(2,062)
Total	—	$—	$—	228	$959,977	$(68,264)	228	$959,977	$(68,264)

The Company evaluates its available for sale investment securities in an unrealized loss position on a quarterly basis. If the Company intends to sell the security or it is more likely than not that it will be required to sell before recovery, the entire unrealized loss is recorded as a loss within noninterest income in the Consolidated Statements of Income along with a corresponding adjustment to the amortized cost basis of the security. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the Company evaluates whether any of the unrealized loss is related to a potential credit loss. The amount related to credit loss, if any, is recognized in earnings as a provision for credit loss and a corresponding allowance for credit losses is established; each is calculated as the difference between the estimate of the discounted future contractual cash flows and the amortized cost basis of the security. A number of qualitative and quantitative factors are considered by management in the estimate of the discounted future contractual cash flows, including the financial condition of the underlying issuer, current and projected deferrals or defaults and credit ratings by nationally recognized statistical rating agencies. The remaining difference between the fair value and the amortized cost basis of the security is considered the amount related to other market factors and is recognized in other comprehensive income, net of tax.

As of June 30, 2026, the Company did not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, approximately 88% of available for sale securities have the explicit backing of the U.S. government or a guarantee from a U.S. government-sponsored enterprise that has the same perceived credit risk as the U.S. government. Performance of these securities has been in line with broader market price performance, indicating that increases in market-based, risk-free rates, and not credit-related factors, are driving losses. When determining the fair value of the contractual cash flows for municipal and corporate securities, the Company considers historical experience with credit sensitive

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
securities, current market conditions, the financial condition of the underlying issuer, current credit ratings, ratings changes and outlook, explicit and implicit guarantees, and insurance programs. Based upon its review of these factors as of June 30, 2026, the Company determined that all such losses resulted from factors not deemed credit-related. As a result, no credit-related impairment was recognized in current earnings, and all unrealized losses for available for sale securities were recorded in other comprehensive income (loss). See Note 12, “Other Comprehensive Income (Loss)” for more information on the Company’s unrealized losses on securities.
The allowance for credit losses on held to maturity securities was $32 at each of June 30, 2026 and December 31, 2025. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by nationally recognized statistical ratings agencies. Updated investment grades are obtained as they become available from agencies. As of June 30, 2026, all of the debt securities held to maturity were rated A or higher by the ratings agencies.

Note 4 – Loans
(In Thousands, Except Number of Loans)
For purposes of this Note 4, all references to “loans” mean loans excluding loans held for sale.
The following is a summary of loans and leases as of the dates presented:

	June 30, 2026	December 31, 2025
Commercial and industrial	$3,063,069	$2,818,326
Construction and land development
Residential	416,894	382,773
Other	1,592,770	1,522,863
Total construction and land development	2,009,664	1,905,636
Real estate – 1-4 family mortgage:
First lien	3,788,776	3,844,097
Junior lien	53,068	52,943
Home equity	726,195	737,993
Total real estate – 1-4 family mortgage	4,568,039	4,635,033
Commercial real estate - owner occupied	3,332,728	3,334,664
Commercial real estate - non-owner occupied
Multi family	1,161,071	1,392,779
Other	4,962,429	4,852,701
Total commercial real estate - non-owner occupied	6,123,500	6,245,480
Consumer	99,172	107,900
Loans, net of unearned income	$19,196,172	$19,047,039
The Company had unearned income of $5,491 and $5,152, unamortized net deferred fees of $4,062 and $1,900 and unamortized purchase accounting discounts, net of premiums, of $133,760 and $161,591 at June 30, 2026 and December 31, 2025, respectively.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide an aging of past due accruing loans and the total of nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Nonaccruing Loans	Total Loans
June 30, 2026
Commercial and industrial	$2,995	$4	$3,013,849	$3,016,848	$46,221	$3,063,069
Construction and land development
Residential	44	—	414,910	414,954	1,940	416,894
Other	2,343	—	1,586,432	1,588,775	3,995	1,592,770
Total construction and land development	2,387	—	2,001,342	2,003,729	5,935	2,009,664
Real estate – 1-4 family mortgage:
First lien	20,205	22	3,707,051	3,727,278	61,498	3,788,776
Junior lien	75	—	51,160	51,235	1,833	53,068
Home equity	2,938	—	720,180	723,118	3,077	726,195
Total real estate – 1-4 family mortgage	23,218	22	4,478,391	4,501,631	66,408	4,568,039
Commercial real estate - owner occupied	1,310	—	3,309,456	3,310,766	21,962	3,332,728
Commercial real estate - non-owner occupied
Multi family	—	—	1,159,859	1,159,859	1,212	1,161,071
Other	661	—	4,917,233	4,917,894	44,535	4,962,429
Total commercial real estate - non-owner occupied	661	—	6,077,092	6,077,753	45,747	6,123,500
Consumer	570	25	98,418	99,013	159	99,172
Loans, net of unearned income	$31,141	$51	$18,978,548	$19,009,740	$186,432	$19,196,172

	Accruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Nonaccruing Loans	Total Loans
December 31, 2025
Commercial and industrial	$6,580	$109	$2,783,744	$2,790,433	$27,893	$2,818,326
Construction and land development
Residential	59	—	380,681	380,740	2,033	382,773
Other	676	158	1,516,490	1,517,324	5,539	1,522,863
Total construction and land development	735	158	1,897,171	1,898,064	7,572	1,905,636
Real estate – 1-4 family mortgage:
First lien	55,636	—	3,727,587	3,783,223	60,874	3,844,097
Junior lien	743	7	50,717	51,467	1,476	52,943
Home equity	3,885	—	731,034	734,919	3,074	737,993
Total real estate – 1-4 family mortgage	60,264	7	4,509,338	4,569,609	65,424	4,635,033
Commercial real estate - owner occupied	9,109	—	3,294,252	3,303,361	31,303	3,334,664
Commercial real estate - non-owner occupied
Multi family	—	—	1,391,994	1,391,994	785	1,392,779
Other	11,595	—	4,798,496	4,810,091	42,610	4,852,701
Total commercial real estate - non-owner occupied	11,595	—	6,190,490	6,202,085	43,395	6,245,480
Consumer	879	14	106,864	107,757	143	107,900
Loans, net of unearned income	$89,162	$288	$18,781,859	$18,871,309	$175,730	$19,047,039
Interest income recognized on nonaccrual loans for the six months ended June 30, 2026 and 2025 was immaterial.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
Certain Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans that were experiencing financial difficulty and modified during the six months ended June 30, 2026 and 2025, respectively, by class of financing receivable and by type of modification.

	Three Months Ended June 30, 2026
	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension and Payment Delay	Total	% Total Loans by Class
Commercial and industrial	$—	$—	$1,546	$—	$1,546	0.05%
Construction and land development
Residential	—	—	—	—	—	—%
Other	—	—	—	—	—	—%
Total construction and land development	—	—	—	—	—	—%
Real estate – 1-4 family mortgage:
First lien	—	—	—	1,321	1,321	0.03%
Junior lien	—	—	—	—	—	—%
Home equity	—	—	—	—	—	—%
Total real estate – 1-4 family mortgage	—	—	—	1,321	1,321	0.03%
Commercial real estate - owner occupied	—		968	—	968	0.03%
Commercial real estate - non-owner occupied
Multi family	—		—	748	748	0.06%
Other	—		—	—	—	—%
Total commercial real estate - non-owner occupied	—	—	—	748	748	0.01%
Consumer	—	—	—	—	—	—%
Loans, net of unearned income	$—	$—	$2,514	$2,069	$4,583	0.02%

	Six Months Ended June 30, 2026
	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension and Payment Delay	Total	% Total Loans by Class
Commercial and industrial	$—	$50	$1,578	$850	$2,478	0.08%
Construction and land development
Residential	—	—	—	—	—	—%
Other	—	—	—	—	—	—%
Total construction and land development	—	—	—	—	—	—%
Real estate – 1-4 family mortgage:
First lien	—	154	26	1,339	1,519	0.04%
Junior lien	—	—	—	—	—	—%
Home equity	—	—	20	—	20	—%
Total real estate – 1-4 family mortgage	—	154	46	1,339	1,539	0.03%
Commercial real estate - owner occupied	63		1,054	—	1,117	0.03%
Commercial real estate - non-owner occupied
Multi family	—	—	—	748	748	0.06%
Other	77	—	12,045	116	12,238	0.25%
Total commercial real estate - non-owner occupied	77	—	12,045	864	12,986	0.21%
Consumer	—	—	—	26	26	0.03%
Loans, net of unearned income	$140	$204	$14,723	$3,079	$18,146	0.09%

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2025
	Term Extension	Payment Delay	Term Extension and Payment Delay	Total	% Total Loans by Class
Commercial and industrial	$—	$3	$—	$3	—%
Construction and land development
Residential	—	—	235	235	0.01%
Other	—	—	—	—	—%
Total construction and land development	—	—	235	235	0.01%
Real estate – 1-4 family mortgage:
First lien	—	—	—	—	—%
Junior lien	—	—	—	—	—%
Home equity	—	3	—	3	—%
Total real estate – 1-4 family mortgage	—	3	—	3	—%
Commercial real estate - owner occupied		—	—	—	—%
Commercial real estate - non-owner occupied
Multi family	—	—	—	—	—%
Other	—	—	—	—	—%
Total commercial real estate - non-owner occupied	—	—	—	—	—%
Consumer	81	6	1	88	—%
Loans, net of unearned income	$81	$12	$236	$329	—%

	Six Months Ended June 30, 2025
	Term Extension	Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension and Payment Delay	Total	% Total Loans by Class
Commercial and industrial	$—	$3	$—	$—	$3	—%
Construction and land development
Residential	—	—	235	—	235	0.01%
Other	—	—	—	—	—	—%
Total construction and land development	—	—	235	—	235	0.01%
Real estate – 1-4 family mortgage:
First lien	—	—	—	—	—	—%
Junior lien	—	—	—	—	—	—%
Home equity	—	3	—	—	3	—%
Total real estate – 1-4 family mortgage	—	3	—	—	3	—%
Commercial real estate - owner occupied	—	—	—	—	—	—%
Commercial real estate - non-owner occupied
Multi family	—	—	—	—	—	—%
Other	2,119	—	—	—	2,119	0.07%
Total commercial real estate - non-owner occupied	2,119	—	—	—	2,119	0.07%
Consumer	81	6	1	2	90	—%
Loans, net of unearned income	$2,200	$12	$236	$2	$2,450	0.01%

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
The following tables present the weighted average financial effect of loan modifications by class of financing receivable for the periods presented.

Three Months Ended June 30, 2026
Loan Type	Financial Effect
Payment Delay
Commercial and industrial	Delayed the payment 10 months
Commercial real estate - owner occupied	Delayed the payment 6 months
Combination - Term Extension and Payment Delay
Real estate – 1-4 family mortgage - First lien	Extended the term and delayed the payment 12 months
Commercial real estate - non-owner occupied - Multi-Family	Extended the term and delayed the payment 7 months

Six Months Ended June 30, 2026
Loan Type	Financial Effect
Interest Rate Reduction
Commercial real estate - owner occupied	Reduced the interest rate 105 basis points
Commercial real estate - non-owner occupied - Other	Reduced the interest rate 125 basis points
Term Extension
Commercial and industrial	Extended the term 7 months
Real estate – 1-4 family mortgage - First lien	Extended the term 34 months
Payment Delay
Commercial and industrial	Delayed the payment 10 months
Real estate – 1-4 family mortgage - First lien	Delayed the payment 15 months
Real estate – 1-4 family mortgage - Home equity	Delayed the payment 121 months
Commercial real estate - owner occupied	Delayed the payment 6 months
Commercial real estate - non-owner occupied - Other	Delayed the payment 10 months
Combination - Term Extension and Payment Delay
Commercial and industrial	Extended the term and delayed the payment 12 months
Real estate – 1-4 family mortgage - First lien	Extended the term and delayed the payment 12 months
Commercial real estate - non-owner occupied -Multi-Family	Extended the term and delayed the payment 7 months
Commercial real estate - non-owner occupied - Other	Extended the term and delayed the payment 8 months
Consumer	Extended the term and delayed the payment 39 months

Three Months Ended June 30, 2025
Loan Type	Financial Effect
Term Extension
Consumer	Extended the term 124 months
Payment Delay
Commercial and industrial	Delayed the payment 7 months
Real estate – 1-4 family mortgage - Home equity	Delayed the payment 39 months
Consumer	Delayed the payment 23 months
Combination - Term Extension and Payment Delay
Construction and land development - Residential	Extended the term and delayed the payment 35 months
Consumer	Extended the term and delayed the payment 60 months

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2025
Loan Type	Financial Effect
Term Extension
Commercial real estate - non-owner occupied - Other	Extended the term 12 months
Consumer	Extended the term 124 months
Payment Delay
Commercial and industrial	Delayed the payment 7 months
Real estate – 1-4 family mortgage - Home equity	Delayed the payment 39 months
Consumer	Delayed the payment 23 months
Combination - Term Extension and Payment Delay
Construction and land development - Residential	Extended the term and delayed the payment 35 months
Consumer	Extended the term and delayed the payment 60 months
Combination - Interest Rate Reduction, Term Extension and Payment Delay
Consumer	Reduced the interest rate 425 basis points and extended the term and delayed the payment 49 months
Unused commitments relating to modified loans totaled $490 at June 30, 2026. There were no unused commitments relating to modified loans at June 30, 2025. Consumer loans totaling $16 for which the term was extended and payment delayed during the six months ended June 30, 2026 experienced a deterioration in past due or accrual status. There were no loan modifications in the six months ended June 30, 2025 for which the accrual or past due status deteriorated since the quarter of modification.
Loans Pledged
The Federal Home Loan Bank of Dallas (“FHLB”) maintains a blanket lien on the Company’s loan portfolio to be pledged as collateral for various FHLB products. In addition, the Company pledged $1,067,639 and $681,719 of its non-real estate loan portfolio to the Federal Reserve as collateral at the Discount Window at June 30, 2026 and December 31, 2025, respectively.
Credit Quality
The following tables present the internal risk-rating grades of the Company’s loan portfolio by year of origination or renewal as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2026
Commercial and industrial	$304,499	$595,986	$233,644	$157,671	$223,561	$192,992	$1,315,153	$23,852	$3,047,358
Pass	302,328	564,012	229,615	153,356	217,331	188,653	1,263,142	20,438	2,938,875
Special mention	1,049	15,090	2,195	689	140	1,777	28,834	—	49,774
Classified	1,122	16,884	1,834	3,626	6,090	2,562	23,177	3,414	58,709

Current period gross charge-offs	252	259	170	342	257	351	343	1,319	3,293

Construction and land development	$496,092	$896,121	$253,845	$104,717	$52,531	$23,895	$62,710	$1,644	$1,891,555
Residential	169,946	121,803	10,926	25,446	—	—	2,276	68	330,465
Pass	169,946	119,866	10,926	25,446	—	—	2,276	68	328,528
Special mention	—	—	—	—	—	—	—	—	—
Classified	—	1,937	—	—	—	—	—	—	1,937

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$326,146	$774,318	$242,919	$79,271	$52,531	$23,895	$60,434	$1,576	$1,561,090
Pass	325,590	767,956	239,585	65,546	50,310	23,743	60,434	1,576	1,534,740

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Special mention	360	6,360	2,894	12,550	34	—	—	—	22,198
Classified	196	2	440	1,175	2,187	152	—	—	4,152

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$130,108	$249,406	$131,203	$113,559	$172,708	$142,099	$106,634	$1,115	$1,046,832
First lien	124,303	233,533	123,697	106,755	169,015	138,635	3,661	—	899,599
Pass	124,073	231,787	121,025	103,526	166,429	136,043	3,661	—	886,544
Special mention	92	29	593	48	552	570	—	—	1,884
Classified	138	1,717	2,079	3,181	2,034	2,022	—	—	11,171

Current period gross charge-offs	—	—	—	44	24	—	—	—	68

Junior lien	$5,318	$14,489	$6,719	$5,946	$3,429	$2,722	$151	$—	$38,774
Pass	5,308	12,759	6,298	5,360	3,404	2,091	151	—	35,371
Special mention	10	74	205	—	—	—	—	—	289
Classified	—	1,656	216	586	25	631	—	—	3,114

Current period gross charge-offs	—	19	—	—	93	—	—	—	112

Home equity	$487	$1,384	$787	$858	$264	$742	$102,822	$1,115	$108,459
Pass	360	1,384	787	858	264	742	102,632	270	107,297
Special mention	—	—	—	—	—	—	—	—	—
Classified	127	—	—	—	—	—	190	845	1,162

Current period gross charge-offs	—	—	—	—	73	—	—	80	153

Commercial real estate - owner occupied	$287,260	$550,564	$563,762	$396,367	$474,184	$850,681	$209,376	$534	$3,332,728
Pass	281,093	544,286	545,268	386,085	456,927	812,333	207,632	—	3,233,624
Special mention	6,066	5,550	7,752	3,417	12,409	16,469	901	—	52,564
Classified	101	728	10,742	6,865	4,848	21,879	843	534	46,540

Current period gross charge-offs	300	—	175	303	392	193	—	—	1,363

Commercial real estate - non owner occupied	$635,248	$1,514,937	$766,183	$649,194	$1,422,895	$1,039,726	$93,293	$2,024	$6,123,500
Multi family	145,379	296,549	76,381	157,223	357,973	123,793	3,773	—	1,161,071
Pass	144,523	295,167	73,519	157,223	357,623	123,197	3,773	—	1,155,025
Special mention	—	—	2,858	—	—	—	—	—	2,858
Classified	856	1,382	4	—	350	596	—	—	3,188

Current period gross charge-offs	—	—	—	—	—	177	—	—	177

Other	$489,869	$1,218,388	$689,802	$491,971	$1,064,922	$915,933	$89,520	$2,024	$4,962,429
Pass	478,344	1,200,969	682,344	477,175	998,651	846,420	88,025	—	4,771,928
Special mention	—	785	5,313	2,366	25,916	9,434	20	—	43,834
Classified	11,525	16,634	2,145	12,430	40,355	60,079	1,475	2,024	146,667

Current period gross charge-offs	—	—	197	—	—	—	—	—	197

Consumer	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Total loans subject to risk rating	$1,853,207	$3,807,014	$1,948,637	$1,421,508	$2,345,879	$2,249,393	$1,787,166	$29,169	$15,441,973
Pass	1,831,565	3,738,186	1,909,367	1,374,575	2,250,939	2,133,222	1,731,726	22,352	14,991,932
Special mention	7,577	27,888	21,810	19,070	39,051	28,250	29,755	—	173,401
Classified	14,065	40,940	17,460	27,863	55,889	87,921	25,685	6,817	276,640

Current period gross charge-offs	552	278	542	689	839	721	343	1,399	5,363

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2025
Commercial and industrial	$664,836	$267,767	$189,777	$250,976	$129,199	$102,743	$1,188,474	$24,554	$2,818,326
Pass	648,151	262,528	185,033	244,440	127,075	99,108	1,122,605	21,189	2,710,129
Special mention	15,095	2,348	802	608	424	1,869	28,499	—	49,645
Classified	1,590	2,891	3,942	5,928	1,700	1,766	37,370	3,365	58,552

Current period gross charge-offs	5	1,519	3,681	4,268	5,223	3,676	1,155	—	19,527

Construction and land development	$891,047	$450,335	$235,317	$92,070	$22,381	$9,220	$61,638	$1,505	$1,763,513
Residential	235,859	34,917	—	—	—	—	8,288	—	279,064
Pass	233,826	34,917	—	—	—	—	8,288	—	277,031
Special mention	—	—	—	—	—	—	—	—	—
Classified	2,033	—	—	—	—	—	—	—	2,033

Current period gross charge-offs	—	—	106	242	—	—	—	—	348

Other	$655,188	$415,418	$235,317	$92,070	$22,381	$9,220	$53,350	$1,505	$1,484,449
Pass	644,909	410,878	226,065	88,922	22,381	9,094	53,106	1,505	1,456,860
Special mention	457	3,948	727	—	—	107	244	—	5,483
Classified	9,822	592	8,525	3,148	—	19	—	—	22,106

Current period gross charge-offs	—	—	—	—	—	26	—	—	26

Real Estate - 1-4 Family Mortgage	$269,213	$150,538	$137,194	$191,230	$116,779	$71,816	$107,516	$462	$1,044,748
First lien	251,292	142,403	129,819	186,606	114,068	69,209	3,230	—	896,627
Pass	249,929	139,985	128,534	183,517	112,078	66,988	3,230	—	884,261
Special mention	263	226	525	216	530	76	—	—	1,836
Classified	1,100	2,192	760	2,873	1,460	2,145	—	—	10,530

Current period gross charge-offs	—	—	34	149	64	78	—	—	325

Junior lien	$15,567	$7,330	$6,502	$3,854	$1,966	$2,348	$405	$—	$37,972
Pass	14,819	6,978	5,915	3,734	1,909	1,740	405	—	35,500
Special mention	514	132	—	—	—	—	—	—	646
Classified	234	220	587	120	57	608	—	—	1,826

Current period gross charge-offs	—	—	11	142	—	278	—	—	431

Home equity	$2,354	$805	$873	$770	$745	$259	$103,881	$462	$110,149
Pass	2,354	805	873	267	745	259	103,497	411	109,211
Special mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	503	—	—	384	51	938

Current period gross charge-offs	—	—	—	—	92	93	—	—	185

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Commercial real estate - owner occupied	$501,919	$602,513	$453,290	$541,607	$465,069	$558,280	$211,986	$—	$3,334,664
Pass	497,708	586,917	438,247	520,128	447,885	527,129	210,685	—	3,228,699
Special mention	3,807	6,263	3,993	15,360	2,971	13,295	—	—	45,689
Classified	404	9,333	11,050	6,119	14,213	17,856	1,301	—	60,276

Current period gross charge-offs	—	—	177	—	—	1,339	4,201	—	5,717

Commercial real estate - non owner occupied	$1,696,446	$753,232	$597,999	$1,748,638	$676,417	$657,353	$113,358	$2,037	$6,245,480
Multi family	394,699	71,999	123,963	548,165	135,587	115,521	2,845	—	1,392,779
Pass	360,750	69,068	123,477	548,165	135,587	114,726	2,845	—	1,354,618
Special mention	33,062	2,918	—	—	—	—	—	—	35,980
Classified	887	13	486	—	—	795	—	—	2,181

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$1,301,747	$681,233	$474,036	$1,200,473	$540,830	$541,832	$110,513	$2,037	$4,852,701
Pass	1,286,217	657,184	470,862	1,118,903	525,177	482,460	108,900	—	4,649,703
Special mention	—	4,741	2,249	37,841	9,328	7,852	138	—	62,149
Classified	15,530	19,308	925	43,729	6,325	51,520	1,475	2,037	140,849

Current period gross charge-offs	—	—	—	—	—	160	—	—	160

Consumer	$—	$—	$2	$—	$—	$—	$—	$—	$2
Pass	—	—	2	—	—	—	—	—	2
Special mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$4,023,461	$2,224,385	$1,613,579	$2,824,521	$1,409,845	$1,399,412	$1,682,972	$28,558	$15,206,733
Pass	3,938,663	2,169,260	1,579,008	2,708,076	1,372,837	1,301,504	1,613,561	23,105	14,706,014
Special mention	53,198	20,576	8,296	54,025	13,253	23,199	28,881	—	201,428
Classified	31,600	34,549	26,275	62,420	23,755	74,709	40,530	5,453	299,291

Current period gross charge-offs	5	1,519	4,009	4,801	5,379	5,650	5,356	—	26,719

The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
June 30, 2026
Commercial and industrial	$15,711	$—	$—	$—	$—	$—	$—	$—	$15,711
Performing Loans	15,711	—	—	—	—	—	—	—	15,711
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land development	$23,006	$57,584	$14,925	$5,129	$4,475	$11,241	$516	$1,233	$118,109
Residential	20,435	49,628	12,586	—	330	1,842	375	1,233	86,429
Performing Loans	20,435	49,625	12,586	—	330	1,842	375	1,233	86,426
Non-Performing Loans	—	3	—	—	—	—	—	—	3

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$2,571	$7,956	$2,339	$5,129	$4,145	$9,399	$141	$—	$31,680
Performing Loans	2,571	7,910	2,339	5,100	3,845	9,399	141	—	31,305
Non-Performing Loans	—	46	—	29	300	—	—	—	375

Current period gross charge-offs	—	—	—	—	—	1	—	—	1

Real Estate - 1-4 Family Mortgage	$121,697	$320,029	$208,793	$332,131	$758,080	$1,165,804	$598,004	$16,669	$3,521,207
First lien	120,744	318,570	204,843	330,139	754,953	1,159,900	28	—	2,889,177
Performing Loans	120,744	317,368	203,550	323,720	734,111	1,132,525	28	—	2,832,046
Non-Performing Loans	—	1,202	1,293	6,419	20,842	27,375	—	—	57,131

Current period gross charge-offs	—	—	47	164	117	56	—	—	384

Junior lien	$953	$1,459	$3,835	$1,631	$2,422	$3,945	$49	$—	$14,294
Performing Loans	953	1,459	3,825	1,631	2,422	3,628	49	—	13,967
Non-Performing Loans	—	—	10	—	—	317	—	—	327

Current period gross charge-offs	—	—	—	—	—	11	—	—	11

Home equity	$—	$—	$115	$361	$705	$1,959	$597,927	$16,669	$617,736
Performing Loans	—	—	115	182	705	1,821	597,690	15,067	615,580
Non-Performing Loans	—	—	—	179	—	138	237	1,602	2,156

Current period gross charge-offs	—	—	—	—	—	21	—	178	199

Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate - non owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi family	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer	$24,976	$21,428	$9,228	$5,948	$4,337	$11,751	$21,405	$99	$99,172
Performing Loans	24,976	21,398	9,228	5,932	4,315	11,635	21,405	99	98,988
Non-Performing Loans	—	30	—	16	22	116	—	—	184

Current period gross charge-offs	—	194	21	44	7	175	37	171	649

Total loans not subject to risk rating	$185,390	$399,041	$232,946	$343,208	$766,892	$1,188,796	$619,925	$18,001	$3,754,199
Performing Loans	185,390	397,760	231,643	336,565	745,728	1,160,850	619,688	16,399	3,694,023
Non-Performing Loans	—	1,281	1,303	6,643	21,164	27,946	237	1,602	60,176

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Current period gross charge-offs	—	194	68	208	124	264	37	349	1,244

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2025
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land development	$66,151	$33,823	$20,283	$6,156	$10,321	$3,943	$507	$939	$142,123
Residential	54,380	30,881	13,955	1,265	1,914	—	375	939	103,709
Performing Loans	54,380	30,881	13,955	1,265	1,914	—	375	939	103,709
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$11,771	$2,942	$6,328	$4,891	$8,407	$3,943	$132	$—	$38,414
Performing Loans	11,771	2,921	6,247	4,744	8,403	3,932	132	—	38,150
Non-Performing Loans	—	21	81	147	4	11	—	—	264

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$333,353	$213,474	$345,975	$805,063	$534,744	$733,503	$609,124	$15,049	$3,590,285
First lien	331,496	209,270	343,867	801,481	533,558	727,798	—	—	2,947,470
Performing Loans	329,942	207,890	335,040	783,952	528,690	705,399	—	—	2,890,913
Non-Performing Loans	1,554	1,380	8,827	17,529	4,868	22,399	—	—	56,557

Current period gross charge-offs	—	74	28	58	—	69	—	—	229

Junior lien	$1,857	$4,088	$1,745	$2,868	$968	$3,445	$—	$—	$14,971
Performing Loans	1,857	4,081	1,689	2,868	968	3,050	—	—	14,513
Non-Performing Loans	—	7	56	—	—	395	—	—	458

Current period gross charge-offs	—	53	—	—	—	7	—	—	60

Home equity	$—	$116	$363	$714	$218	$2,260	$609,124	$15,049	$627,844
Performing Loans	—	116	184	714	218	1,960	608,808	13,334	625,334
Non-Performing Loans	—	—	179	—	—	300	316	1,715	2,510

Current period gross charge-offs	—	—	—	—	148	79	—	—	227

Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate - non owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi family	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer	$40,081	$15,374	$9,009	$6,276	$3,636	$11,482	$21,877	$163	$107,898
Performing Loans	40,079	15,371	9,006	6,238	3,636	11,376	21,874	163	107,743
Non-Performing Loans	2	3	3	38	—	106	3	—	155

Current period gross charge-offs	53	214	159	74	50	955	19	—	1,524

Total loans not subject to risk rating	$439,585	$262,671	$375,267	$817,495	$548,701	$748,928	$631,508	$16,151	$3,840,306
Performing Loans	438,029	261,260	366,121	799,781	543,829	725,717	631,189	14,436	3,780,362
Non-Performing Loans	1,556	1,411	9,146	17,714	4,872	23,211	319	1,715	59,944

Current period gross charge-offs	53	341	187	132	198	1,110	19	—	2,040

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
Note 5 – Allowance for Credit Losses
(In Thousands)
Allowance for Credit Losses on Loans
As of June 30, 2026 and December 31, 2025, the Company had accrued interest receivable for loans of $67,986 and $54,395, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets.
The following tables provide a roll-forward of the allowance for credit losses by loan category and nonaccrual loans with no allowance for credit losses for the periods presented:

	Commercial and industrial	Construction and land development	Real Estate - 1-4 Family Mortgage	Commercial real estate - owner occupied	Commercial real estate - non owner occupied	Consumer	Total
Three Months Ended June 30, 2026
Allowance for credit losses:
Beginning balance	$65,814	$36,969	$66,653	$37,441	$84,380	$4,605	$295,862
Initial allowance for credit losses on loans acquired during the period	1,750	—	—	—	—	—	1,750
Charge-offs	(2,223)	—	(402)	(227)	(176)	(319)	(3,347)
Recoveries	382	2	133	7	18	35	577
Net (charge-offs) recoveries	(1,841)	2	(269)	(220)	(158)	(284)	(2,770)
Provision for (recovery of) credit losses on loans	1,634	2,914	453	(1,274)	(2,463)	(98)	1,166
Ending balance	$67,357	$39,885	$66,837	$35,947	$81,759	$4,223	$296,008
Six Months Ended June 30, 2026
Allowance for credit losses:
Beginning balance	$57,831	$31,359	$61,249	$38,961	$99,605	$4,950	$293,955
Initial allowance for credit losses on loans acquired during the period	1,750	—	—	—	—	—	1,750
Charge-offs	(3,293)	(1)	(927)	(1,363)	(374)	(649)	(6,607)
Recoveries	532	2	159	683	81	63	1,520
Net (charge-offs) recoveries	(2,761)	1	(768)	(680)	(293)	(586)	(5,087)
Provision for (recovery of) credit losses on loans	10,537	8,525	6,356	(2,334)	(17,553)	(141)	5,390
Ending balance	$67,357	$39,885	$66,837	$35,947	$81,759	$4,223	$296,008

Nonaccruing loans with no allowance for credit losses	$22,859	$4,032	$2,312	$4,446	$28,062	$—	$61,711

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Commercial and industrial	Construction and land development	Real Estate - 1-4 Family Mortgage	Commercial real estate - owner occupied	Commercial real estate - non owner occupied	Consumer	Total
Three Months Ended June 30, 2025
Allowance for credit losses:
Beginning balance	$41,884	$20,845	$48,101	$17,826	$68,781	$6,494	$203,931
Initial impact of purchased credit deteriorated loans acquired during the period	7,140	2,185	203	4,059	9,904	2	23,493
Charge-offs	(8,217)	(105)	(319)	—	(3,944)	(394)	(12,979)
Recoveries	631	—	37	56	60	141	925
Net (charge-offs) recoveries	(7,586)	(105)	(282)	56	(3,884)	(253)	(12,054)
Provision for (recovery of) credit losses on loans	19,972	7,369	13,150	9,186	25,866	(143)	75,400
Ending balance	$61,410	$30,294	$61,172	$31,127	$100,667	$6,100	$290,770
Six Months Ended June 30, 2025
Allowance for credit losses:
Beginning balance	$41,864	$19,200	$45,498	$16,993	$71,664	$6,537	$201,756
Initial impact of purchased credit deteriorated loans acquired during the period	7,140	2,185	203	4,059	9,904	2	23,493
Charge-offs	(8,310)	(106)	(628)	—	(4,405)	(659)	(14,108)
Recoveries	1,597	1	70	58	64	389	2,179
Net (charge-offs) recoveries	(6,713)	(105)	(558)	58	(4,341)	(270)	(11,929)
Provision for (recovery of) credit losses on loans	19,119	9,014	16,029	10,017	23,440	(169)	77,450
Ending balance	$61,410	$30,294	$61,172	$31,127	$100,667	$6,100	$290,770

Nonaccruing loans with no allowance for credit losses	$899	$2,331	$4,275	$4,700	$9,663	$—	$21,868
 The Company recorded a provision for credit losses on loans of $1,166 and an initial provision of $1,750 for credit losses on loans associated with the portfolio acquisition during the second quarter of 2026, as compared to a provision for credit losses on loans of $75,400 recorded in the second quarter of 2025, which included the Day 1 provision associated with the merger with The First. The allowance for credit losses in the second quarter of 2026 remained adequate and relatively stable as compared to the prior quarter’s ACL balance. The increase attributable to loan growth, including both acquisition-related and organic growth, as well as changes in qualitative factors, was moderated by improvements in asset credit quality and the resolution of non-performing loans (individually reviewed loans). The Company’s allowance for credit losses model considers current economic conditions, economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years, historical loss data, and environmental factors. The allowance for credit losses under CECL is calculated utilizing the probability of default/loss given default approach for most commercial mortgage related pools, while the average historical life-of-loan loss rate cohort approach is used for the remaining pools.
Collateral Dependent Loans
The following tables present collateral dependent loans by loan portfolio segment and by type of collateral along with the related allowance for credit losses:

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Collateral Type
June 30, 2026	Real Estate	Other	Total	Allowance for Credit Losses
Commercial and industrial	$—	$46,939	$46,939	$9,302
Construction and land development
Residential	1,937	—	1,937	—
Other	2,095	—	2,095	—
Total construction and land development	4,032	—	4,032	—
Real estate - 1-4 family mortgage
First lien	2,312	—	2,312	—
Junior lien	—	—	—	—
Home equity	500	—	500	—
Total real estate – 1-4 family mortgage	2,812	—	2,812	—
Commercial real estate - owner occupied	12,665	—	12,665	3,116
Commercial real estate - non-owner occupied
Multi family	—	—	—	—
Other	42,411	—	42,411	5,745
Total commercial real estate - non-owner occupied	42,411	—	42,411	5,745
Consumer	—	—	—	—
Loans, net of unearned income	$61,920	$46,939	$108,859	$18,163

	Collateral Type
December 31, 2025	Real Estate	Other	Total	Allowance for Credit Losses
Commercial and industrial	$—	$46,860	$46,860	$4,502
Construction and land development
Residential	2,033	—	2,033	—
Other	10,575	—	10,575	1,887
Total construction and land development	12,608	—	12,608	1,887
Real estate - 1-4 family mortgage
First lien	3,263	—	3,263	116
Junior lien	—	—	—	—
Home equity	500	—	500	—
Total real estate – 1-4 family mortgage	3,763	—	3,763	116
Commercial real estate - owner occupied	21,165	—	21,165	3,661
Commercial real estate - non-owner occupied
Multi family	—	—	—	—
Other	48,049	—	48,049	10,999
Total commercial real estate - non-owner occupied	48,049	—	48,049	10,999
Consumer	—	270	270	270
Loans, net of unearned income	$85,585	$47,130	$132,715	$21,435
The decrease in collateral dependent loans and the allowance with respect thereto since December 31, 2025 is primarily due to a decrease in the number of loans requiring individual evaluation in the Construction and Land Development and Commercial Real Estate - Owner Occupied segments.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses on Unfunded Loan Commitments
The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented.

Three months ended June 30,	2026	2025
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$33,683	$17,643
Provision for credit losses on unfunded loan commitments	2,633	5,922
Ending balance	$36,316	$23,565

Six Months Ended June 30,	2026	2025
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$29,827	$14,943
Provision for credit losses on unfunded loan commitments	6,489	8,622
Ending balance	$36,316	$23,565
The provision for credit losses on unfunded commitments in the second quarter of 2026 was primarily driven by growth in the balance of unfunded loan commitments in the commercial and industrial pool and the construction and land development pool.
Note 6 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the six months ended June 30, 2026 are set forth in the table below.

	Community Banks	Total
Balance at January 1, 2026	$1,405,840	$1,405,840
Acquisition of factoring business	10,871	$10,871
Other	827	827
Balance at June 30, 2026	$1,417,538	$1,417,538
The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2026
Core deposit intangible	$242,102	$(113,716)	$128,386
Customer relationship intangible	13,870	(5,934)	7,936
Contract-based intangible	1,800	(100)	1,700
Total finite-lived intangible assets	$257,772	$(119,750)	$138,022
December 31, 2025
Core deposit intangible	$242,102	$(97,936)	$144,166
Customer relationship intangible	7,670	(5,224)	2,446
Total finite-lived intangible assets	$249,772	$(103,160)	$146,612

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
Amortization expense for finite-lived intangible assets is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Amortization expense for:
Core deposit intangible	$7,786	$8,622	$15,780	$9,440
Customer relationship intangible	484	262	710	524
Contract-based intangible	100	—	100	—
Total intangible amortization	$8,370	$8,884	$16,590	$9,964
The estimated amortization expense of finite-lived intangible assets for the five succeeding fiscal years is summarized as follows:

	Core Deposit Intangible	Customer Relationship Intangible	Contract-Based Intangible	Total
2026 (July-December)	$14,952	$1,183	$300	$16,435
2027	27,441	2,030	600	30,071
2028	23,337	1,664	600	25,601
2029	18,335	1,290	200	19,825
2030	15,169	883	—	16,052
Thereafter	29,152	886	—	30,038
Total	$128,386	$7,936	$1,700	$138,022

Note 7 – Mortgage Servicing Rights
(In Thousands)
There was no valuation adjustment on mortgage servicing rights (“MSRs”) during the three or six months ended June 30, 2026 or 2025.
Changes in the Company’s MSRs were as follows:

	2026	2025
Balance at January 1	$65,271	$72,991
Sale of MSRs	—	(7,886)
Additions	4,878	4,021
Amortization	(4,333)	(4,587)
Balance at June 30	$65,816	$64,539

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

	June 30, 2026	December 31, 2025
Unpaid principal balance	$5,659,879	$5,648,033

Weighted-average prepayment speed (CPR)	9.43%	10.90%
Estimated impact of a 10% increase	$(2,954)	$(2,953)
Estimated impact of a 20% increase	(5,715)	(5,719)

Discount rate	9.87%	9.85%
Estimated impact of a 10% increase	$(3,675)	$(3,199)
Estimated impact of a 20% increase	(7,067)	(6,195)

Weighted-average coupon interest rate	4.66%	4.59%
Weighted-average servicing fee (basis points)	33.74	33.86
Weighted-average remaining maturity (in years)	7.4	6.8
The movement of mortgage interest rates has an inverse relationship with prepayment speeds and discount rates.
The Company recorded servicing fees of $3,071 and $3,001 for the three months ended June 30, 2026 and 2025, respectively, and $6,360 and $6,656 for the six months ended June 30, 2026 and 2025, respectively, all of which are included in “Mortgage banking income” in the Consolidated Statements of Income.
Note 8 - Employee Benefit and Deferred Compensation Plans
(In Thousands, Except Share Data)

Incentive Compensation Plans
The Company maintains the 2020 Long-Term Incentive Compensation Plan, a long-term equity compensation plan that provides for the award of restricted stock and the grant of stock options. The Company awards performance-based restricted stock to executives and other officers and employees and time-based restricted stock to non-employee directors, executives, and other officers and employees. In addition, The First maintained a long-term equity compensation plan, and the restricted stock awarded as of the date of the Company’s acquisition of The First was converted into restricted stock of the Company, subject to the same terms and conditions as prior to the merger.
The following table summarizes the changes in restricted stock as of and for the six months ended June 30, 2026:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	195,347	$34.54	1,208,193	$34.48
Awarded	75,773	35.75	340,523	37.12
Vested	—	—	(413,394)	34.57
Cancelled	—	—	(27,410)	35.97
Nonvested at end of period	271,120	$34.88	1,107,912	$35.22
Unrecognized stock-based compensation expense related to restricted stock totaled $24,035 at June 30, 2026. As of such date, the weighted average period over which the unrecognized expense is expected to be recognized was approximately two years.
During the six months ended June 30, 2026, the Company reissued 216,712 shares from treasury in connection with awards of restricted stock. The Company recorded total stock-based compensation expense of $4,384 and $4,304 for the three months ended June 30, 2026 and 2025, respectively, and $9,858 and $8,084 for the six months ended June 30, 2026 and 2025, respectively.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
There were no stock options granted or outstanding, and no compensation expense associated with options recorded, during the six months ended June 30, 2026 or 2025.
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
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

	Balance Sheet	June 30, 2026		December 31, 2025
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$1,804,473	$20,504	$1,784,028	$28,590
Interest rate lock commitments	Other Assets	119,473	1,941	92,881	1,419
Forward commitments	Other Assets	124,000	405	33,000	53
Totals		$2,047,946	$22,850	$1,909,909	$30,062
Derivative liabilities:
Interest rate contracts	Other Liabilities	$1,804,473	$20,504	$1,784,028	$28,595
Interest rate lock commitments	Other Liabilities	3,772	6	5,904	14
Forward commitments	Other Liabilities	100,000	312	196,000	593
Totals		$1,908,245	$20,822	$1,985,932	$29,202
Gains and losses included in the Consolidated Statements of Income related to the Company’s derivative financial instruments were as follows as of the dates presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest rate lock commitments:
Included in mortgage banking income	453	525	530	1,973
Forward commitments:
Included in mortgage banking income	(1,716)	(2,033)	633	(4,552)
Total	$(1,263)	$(1,508)	$1,163	$(2,579)
Derivatives designated as cash flow hedges
Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses both interest rate swap contracts and interest rate collars in an effort to manage future interest rate exposure on borrowings and loans. The swap hedging strategy converts the variable interest rate on the forecasted borrowings to a fixed

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
interest rate. The collar hedging strategy limits the benefit to interest income when rates exceed the cap but protects interest income from interest rate fluctuations below the floor strike rate.
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	June 30, 2026		December 31, 2025
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$30,000	$768	$130,000	$16,907
Interest rate collars	Other Assets	—	—	450,000	129
Total		$30,000	$768	$580,000	$17,036
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$53	$—	$—
Interest rate collars	Other Liabilities	450,000	10	—	—
Totals		$550,000	$63	$—	$—
The impact on other comprehensive income for the three months ended June 30, 2026 and 2025, is described in Note 12, “Other Comprehensive Income (Loss).” The impact on earnings is reflected in interest income on loans and interest expense on borrowings in the Consolidated Statements of Income.
Changes in fair value of cash flow hedges are, to the extent that the hedging relationship is effective, recorded as other comprehensive income and are subsequently recognized in earnings at the same time that the hedged item is recognized in earnings. The impact on other comprehensive income for the six months ended June 30, 2026 and 2025 is set forth in Note 12, “Other Comprehensive Income (Loss).”
Derivatives designated as fair value hedges
The Company enters into interest rate swap agreements to manage the fair value exposure on certain of the Company’s fixed-rate subordinated notes and fixed-rate available-for-sale securities. The agreements convert a fixed rate of interest to a variable rate of interest based on SOFR by using “pay-variable, receive-fixed” or “pay-fixed, receive-variable” interest rate swaps for the subordinated notes and available-for-sale securities hedges, respectively. The Company expects the hedges to remain effective during the remaining terms of the swaps which run through September 2031.
The following table provides a summary of the Company’s derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	June 30, 2026		December 31, 2025
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps - subordinated notes	Other Assets	$100,000	$899	$—	$—
Interest rate swaps - securities	Other Assets	10,635	104	—	—
Totals		$110,635	$1,003	$—	$—
Derivative liabilities:
Interest rate swaps - subordinated notes	Other Liabilities	$—	$—	$100,000	$12,280
Interest rate swaps - securities	Other Liabilities	36,495	132	3,430	2
Totals		$36,495	$132	$103,430	$12,282

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Three Months Ended June 30,		Six Months Ended June 30,
	Location	2026	2025	2026	2025
Derivative liabilities:
Interest rate swaps - subordinated notes	Interest Expense	$431	$1,691	$404	$3,929
Interest rate swaps - securities	Interest Income	467	—	510	—
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$(431)	$(1,691)	$(404)	$(3,928)
Interest rate swaps - securities	Interest Income	(467)	—	(510)	—
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Item
Balance Sheet Location	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Long-term debt	$86,594	$86,911	$12,684	$12,280
Securities available for sale	41,280	17,780	516	6
Credit Derivatives
The Company has both bought and sold credit protection in the form of risk participation agreements. These risk participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to help the Company’s commercial customers manage their exposure to interest rate fluctuations. Risk participations for which credit protection has been purchased entitle the Company to receive a payment from the counterparty if the customer fails to make payment on any amounts due to the Company upon early termination of the swap transaction. The risk participation agreements bought by the Company have a notional amount of $68,368 and maturities between 2028 and 2032. For contracts where the Company sold credit protection, it would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. The Company’s sold risk participation agreements have a notional amount of $251,499 and maturities between 2026 and 2032.
The maximum potential amount of future payments under these risk participation agreements as of June 30, 2026 was approximately $1,118. This scenario would occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of risk participation agreements at June 30, 2026 and 2025 was immaterial.
Offsetting
Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet when a “right of setoff” exists or when the instruments are subject to an enforceable master netting agreement, which includes the right of the non-defaulting party or non-affected party to offset recognized amounts, including collateral posted with the counterparty, to determine a net receivable or net payable upon early termination of the agreement. Certain of the Company’s derivative instruments are subject to master netting agreements; however, the Company has not elected to offset such financial instruments in the Consolidated Balance Sheets. Initial margin and variation margin for derivatives transacted over the counter is accounted for as collateral. When the Company posts cash for margin, it is recognized as a receivable. When margin is posted or received in the form of securities, there is no accounting recognition for the pledge of securities, unless there is an event of default by one of the parties to the agreement. For centrally cleared derivatives, variation margin is accounted for as settlement of the derivative’s fair value. The following table presents the Company’s gross derivative positions as recognized in the Consolidated Balance Sheets as well as the net derivative positions, including collateral pledged to the extent the application of such collateral did not reduce the net derivative liability position below zero, had the Company elected to offset those instruments subject to an enforceable master netting agreement as of the dates presented:

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Gross amounts recognized	$12,865	$21,867	$11,193	$17,650
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	12,865	21,867	11,193	17,650
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments - derivative assets available for offset	11,165	17,110	11,165	17,110
Financial collateral (cash) pledged	—	—	—	20
Net amounts	$1,700	$4,757	$28	$520

Note 10 – Income Taxes

The effective tax rate was 20.0% and 22.1% for the six months ended June 30, 2026 and 2025, respectively. The Company calculated the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income, and adjusting for discrete items that occurred during the period. The decrease in the effective tax rate was caused primarily by the Company’s continued investments in tax credits.
Note 11 – Fair Value Measurements
(In Thousands)
Fair Value Measurements and the Fair Value Hierarchy
Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” provides guidance for using fair value to measure assets and liabilities and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to a valuation based on quoted prices in active markets for identical assets and liabilities (Level 1), next priority to a valuation based on quoted prices in active markets for similar assets and liabilities and/or based on assumptions that are observable in the market (Level 2), and the lowest priority to a valuation based on assumptions that are not observable in the market (Level 3).
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
The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities that are measured on a recurring basis:
Securities available for sale: Securities available for sale consist primarily of debt securities, such as obligations of U.S. Government agencies and corporations, obligations of states and political subdivisions and mortgage-backed securities. Where quoted market prices in active markets are available, securities are classified within Level 1 of the fair value hierarchy. If quoted prices from active markets are not available, fair values are based on quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active, or model-based valuation techniques where all significant assumptions are observable in the market. Such instruments are classified within Level 2 of the fair value hierarchy. All Level 2 securities, including obligations of state and political subdivisions, mortgage-backed securities and other debt securities are valued using model-based valuation techniques where all significant assumptions are observable. When assumptions used in model-based valuation techniques are not observable in the market, the assumptions used by management reflect estimates of assumptions used by other market participants in determining fair value. When there is limited transparency around the inputs to the valuation, the instruments are classified within Level 3 of the fair value hierarchy.
Derivative instruments: Most of the Company’s derivative contracts are extensively traded in over-the-counter markets and are valued using discounted cash flow models which incorporate observable market-based inputs including current market interest rates, credit spreads, and other factors. Such instruments are categorized within Level 2 of the fair value hierarchy and include

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
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
Contingent consideration: The Company, from time to time, may acquire a business with a portion of the consideration to be paid to the seller contingent on a future event occurring (for example, based on a certain level of profitability or a certain level of loan growth being achieved by the acquired business). Generally, this type of contingent consideration is classified as a liability. The Company values liability-classified contingent consideration using a discounted scenario-based methodology. Since this methodology is based on unobservable inputs, it is categorized within Level 3 of the fair value hierarchy.
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
June 30, 2026
Financial assets:
Securities available for sale	$—	$2,842,424	$—	$2,842,424
Derivative instruments	—	24,621	—	24,621
Mortgage loans held for sale in loans held for sale	—	241,588	—	241,588
Total financial assets	$—	$3,108,633	$—	$3,108,633
Financial liabilities:
Contingent consideration	—	—	6,327	6,327
Derivative instruments:	—	21,017	—	21,017
Total financial liabilities	$—	$21,017	$6,327	$27,344

	Level 1	Level 2	Level 3	Totals
December 31, 2025
Financial assets:
Securities available for sale	$—	$2,560,818	$—	$2,560,818
Derivative instruments	—	47,098	—	47,098
Mortgage loans held for sale in loans held for sale	—	265,959	—	265,959
Total financial assets	$—	$2,873,875	$—	$2,873,875
Financial liabilities:
Derivative instruments	$—	$41,484	$—	$41,484

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the six months ended June 30, 2026.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
The following table presents information as of June 30, 2026 about significant unobservable inputs (Level 3) used in the valuation of liabilities measured at fair value on a recurring basis:

Financial liability	Fair Value	Valuation Technique	Significant Unobservable Inputs	Inputs
Contingent consideration	$6,327	Discounted scenario-based probability-weighted cash flow	Probability of growth scenarios in factoring business	2% - 51% (range) 43% (weighted average)
For the six months ended June 30, 2026 and 2025, respectively, there were no gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs. The weighted average for the contingent consideration was calculated using a weighting based on relative fair value.
Uncertainty of Fair Value Measurements from Unobservable Inputs
A significant contraction of factoring relationships resulting from the factoring business acquired from REV Capital may cause a significant decrease in contingent consideration. A significant increase in the factoring relationships would not have a meaningful impact to the contingent consideration payable to REV Capital.

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

June 30, 2026	Level 1	Level 2	Level 3	Totals
Collateral dependent loans	$—	$—	$26,712	$26,712
OREO	—	—	702	702
Total	$—	$—	$27,414	$27,414

December 31, 2025	Level 1	Level 2	Level 3	Totals
Collateral dependent loans	$—	$—	$87,680	$87,680
OREO	—	—	$3,538	3,538
Total	$—	$—	$91,218	$91,218

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:
Collateral dependent loans: Loans that do not share similar risk characteristics such that they can be evaluated on a collective (pool) basis are individually evaluated for credit losses each quarter taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets such as equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on qualified independent valuations. For smaller business assets, they are typically valued based on internal valuations or based on valuations in the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3.
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

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
The following table presents, as of the dates presented, OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets at period-end:

	June 30, 2026	December 31, 2025
Carrying amount prior to remeasurement	$921	$4,182
Impairment recognized in results of operations	(219)	(644)
Fair value	$702	$3,538
Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at June 30, 2026 and December 31, 2025. There were no valuation adjustments on MSRs during the six months ended June 30, 2026 or 2025.
The following table presents information as of June 30, 2026 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Inputs
Collateral dependent loans, net of allowance for credit losses	$26,712	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	10%
OREO	$702	Appraised value of property less estimated costs to sell	Estimated costs to sell	10%
Fair Value Option
The Company has elected to measure all mortgage loans held for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.
A net loss of $1,170 and net gain of $5,209 resulting from fair value changes of these mortgage loans were recorded in income during the six months ended June 30, 2026 and 2025, respectively. These amounts do not reflect changes in fair values of related derivative instruments used to economically hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2026 and December 31, 2025:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2026
Mortgage loans held for sale measured at fair value	$241,588	$237,639	$3,949

December 31, 2025
Mortgage loans held for sale measured at fair value	$265,959	$260,841	$5,118

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

		Fair Value
As of June 30, 2026	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$881,203	$881,203	$—	$—	$881,203
Securities held to maturity	983,032	—	902,853	—	902,853
Securities available for sale	2,842,424	—	2,842,424	—	2,842,424
Loans held for sale	241,588	—	241,588	—	241,588
Loans, net	18,900,164	—	—	18,776,911	18,776,911
Mortgage servicing rights	65,816	—	—	87,479	87,479
Derivative instruments	24,621	—	24,621	—	24,621
Financial liabilities
Deposits	$21,701,052		$21,690,697	$—	$21,690,697
Short-term borrowings	315,225	—	315,225	—	315,225
Junior subordinated debentures	141,185	—	127,686	—	127,686
Subordinated notes	655,284	—	657,165	—	657,165
Derivative instruments	21,017	—	21,017	—	21,017
Contingent consideration	6,327	—	—	6,327	6,327

		Fair Value
As of December 31, 2025	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,070,718	$1,070,718	$—	$—	$1,070,718
Securities held to maturity	1,030,073	—	961,870	—	961,870
Securities available for sale	2,560,818	—	2,560,818	—	2,560,818
Loans held for sale	265,959	—	265,959	—	265,959
Loans, net	18,753,084	—	—	18,689,957	18,689,957
Mortgage servicing rights	65,271	—	—	80,537	80,537
Derivative instruments	47,098	—	47,098	—	47,098
Financial liabilities
Deposits	$21,473,070	$—	$21,465,168	$—	$21,465,168
Short-term borrowings	555,774	—	555,774	—	555,774
Junior subordinated debentures	140,632	—	126,976	—	126,976
Subordinated notes	359,124	—	352,616	—	352,616
Derivative instruments	41,484	—	41,484	—	41,484

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
Note 12 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive (loss) income were as follows for the periods presented:

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Amortization of unrealized holding losses on securities transferred to held to maturity	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension and Post-retirement Benefit Plans	Total
Three months ended June 30, 2026
Beginning balance	$(68,409)	$(38,482)	$13,565	$(6,298)	$(99,624)
Other comprehensive (loss) income before reclassification	(9,195)	2,605	199	74	(6,317)
Amounts reclassified from accumulated other comprehensive income	—	—	842	—	842
Tax expense (benefit)	2,383	(667)	(266)	(19)	1,431
Net other comprehensive (loss) income	(6,812)	1,938	775	55	(4,044)
Ending balance	$(75,221)	$(36,544)	$14,340	$(6,243)	$(103,668)
Three months ended June 30, 2025
Beginning balance	$(83,919)	$(46,780)	$16,107	$(7,029)	$(121,621)
Other comprehensive income (loss) before reclassification	9,040	2,840	(2,775)	100	9,205
Amounts reclassified from accumulated other comprehensive income	—	—	940	—	940
Tax (benefit) expense	(2,282)	(727)	470	(26)	(2,565)
Net other comprehensive income (loss)	6,758	2,113	(1,365)	74	7,580
Ending balance	$(77,161)	$(44,667)	$14,742	$(6,955)	$(114,041)

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Unrealized Gains (Losses) on Available-for-Sale Securities	Amortization of unrealized holding losses on securities transferred to held to maturity	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension and Post-retirement Benefit Plans	Total
Six months ended June 30, 2026
Beginning balance	$(56,542)	$(40,435)	$13,598	$(6,353)	$(89,732)
Other comprehensive (loss) income before reclassification	(25,086)	5,230	(686)	148	(20,394)
Amounts reclassified from accumulated other comprehensive income	—	—	1,683	—	1,683
Tax expense (benefit)	6,407	(1,339)	(255)	(38)	4,775
Net other comprehensive (loss) income	(18,679)	3,891	742	110	(13,936)
Ending balance	$(75,221)	$(36,544)	$14,340	$(6,243)	$(103,668)
Six months ended June 30, 2025
Beginning balance	$(103,889)	$(49,045)	$17,429	$(7,103)	$(142,608)
Other comprehensive income (loss) before reclassification	35,727	5,884	(5,481)	199	36,329
Amounts reclassified from accumulated other comprehensive income	—	—	1,869	—	1,869
Tax (benefit) expense	(8,999)	(1,506)	925	(51)	(9,631)
Net other comprehensive income (loss)	26,728	4,378	(2,687)	148	28,567
Ending balance	$(77,161)	$(44,667)	$14,742	$(6,955)	$(114,041)

The table below presents the reclassifications from accumulated other comprehensive income, net of tax, for the periods presented:

	Amount Reclassified from Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Income Component	2026	2025	2026	2025	Income Statement Line Item Affected
Gains on derivative instruments	$842	$940	$1,683	$1,870	Interest income
Tax benefit	(215)	(240)	(430)	(477)	Income taxes
Net of tax	627	700	1,253	1,393
Total reclassifications for the period, net of tax	$627	$700	$1,253	$1,393

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

	Three Months Ended
	June 30,
	2026	2025
Basic
Net income applicable to common stock	$87,091	$1,018
Average common shares outstanding	91,650,415	94,580,927
Net income per common share - basic	$0.95	$0.01
Diluted
Net income applicable to common stock	$87,091	$1,018
Average common shares outstanding	91,650,415	94,580,927
Effect of dilutive stock-based compensation	569,867	555,233
Average common shares outstanding - diluted	92,220,282	95,136,160
Net income per common share - diluted	$0.94	$0.01

	Six Months Ended
	June 30,
	2026	2025
Basic
Net income applicable to common stock	$175,319	$42,536
Average common shares outstanding	92,666,370	79,209,073
Net income per common share - basic	$1.89	$0.54
Diluted
Net income applicable to common stock	$175,319	$42,536
Average common shares outstanding	92,666,370	79,209,073
Effect of dilutive stock-based compensation	552,980	462,702
Average common shares outstanding - diluted	93,219,350	79,671,775
Net income per common share - diluted	$1.88	$0.53
Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	June 30,
	2026	2025
Number of shares	1,000	500

	Six Months Ended
	June 30,
	2026	2025
Number of shares	1,000	1,400

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
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
The following tables provide financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Wealth Management	Total Segments	Other	Consolidated
Three months ended June 30, 2026
Total interest income	$340,407	$13	$340,420	$20	$340,440
Total interest expense	107,550	—	107,550	10,136	117,686
Net interest income (loss)	$232,857	$13	$232,870	$(10,116)	$222,754
Provision for credit losses	3,799	—	3,799	—	3,799
Noninterest income	38,543	10,321	48,864	2,326	51,190
Salaries and employee benefits	89,824	4,990	94,814	1,414	96,228
Net occupancy and equipment	17,684	247	17,931	87	18,018
Other segment expenses(1)	45,150	1,670	46,820	435	47,255
Income (loss) before income taxes	$114,943	$3,427	$118,370	$(9,726)	$108,644
Income tax expense (benefit)	23,705	356	24,061	(2,508)	21,553
Net income (loss)	$91,238	$3,071	$94,309	$(7,218)	$87,091
Total assets	$26,977,257	$9,467	$26,986,724	$18,275	$27,004,999
Goodwill	1,417,538	—	1,417,538	—	1,417,538

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Wealth Management	Total Segments	Other	Consolidated
Three months ended June 30, 2025
Total interest income	$343,875	$—	$343,875	$23	$343,898
Total interest expense	116,242	—	116,242	8,797	125,039
Net interest income (loss)	$227,633	$—	$227,633	$(8,774)	$218,859
Provision for credit losses	81,322	—	81,322	—	81,322
Noninterest income (loss)	41,424	7,406	48,830	(496)	48,334
Salaries and employee benefits	95,985	3,557	99,542	—	99,542
Net occupancy and equipment	17,112	214	17,326	33	17,359
Other segment expenses(2)	65,276	1,123	66,399	(96)	66,303
Income (loss) before income taxes	$9,362	$2,512	$11,874	$(9,207)	$2,667
Income tax expense (benefit)	3,917	134	4,051	(2,402)	1,649
Net income (loss)	$5,445	$2,378	$7,823	$(6,805)	$1,018
Total assets	$26,598,942	$6,110	$26,605,052	$19,923	$26,624,975
Goodwill	1,419,782	—	1,419,782	—	1,419,782

	Community Banks	Wealth Management	Total Segments	Other	Consolidated
Six months ended June 30, 2026
Total interest income	$678,494	$27	$678,521	$39	$678,560
Total interest expense	214,985	—	214,985	17,262	232,247
Net interest income (loss)	$463,509	$27	$463,536	$(17,223)	$446,313
Provision for credit losses	11,879	—	11,879	—	11,879
Noninterest income (loss)	77,646	20,054	97,700	3,762	101,462
Salaries and employee benefits	175,495	9,890	185,385	2,592	187,977
Net occupancy and equipment	35,378	497	35,875	174	36,049
Other segment expenses(1)	87,898	3,779	91,677	1,126	92,803
Income (loss) before income taxes	$230,505	$5,915	$236,420	$(17,353)	$219,067
Income tax expense (benefit)	47,734	470	48,204	(4,456)	43,748
Net income (loss)	$182,771	$5,445	$188,216	$(12,897)	$175,319
Total assets	$26,977,257	$9,467	$26,986,724	$18,275	$27,004,999
Goodwill	1,417,538	—	1,417,538	—	1,417,538

	Community Banks	Wealth Management	Total Segments	Other	Consolidated
Six months ended June 30, 2025
Total interest income	$564,182	$—	$564,182	46	$564,228
Total interest expense	195,876	—	195,876	15,296	211,172
Net interest income (loss)	$368,306	$—	$368,306	$(15,250)	$353,056
Provision for credit losses	86,072	—	86,072	—	86,072
Noninterest income (loss)	70,785	14,881	85,666	(937)	84,729
Salaries and employee benefits	164,139	7,360	171,499	—	171,499
Net occupancy and equipment	28,662	418	29,080	33	29,113
Other segment expenses(2)	93,962	2,104	96,066	402	96,468
Income (loss) before income taxes	$66,256	$4,999	$71,255	$(16,622)	$54,633
Income tax expense (benefit)	16,120	237	16,357	(4,260)	12,097
Net income (loss)	$50,136	$4,762	$54,898	$(12,362)	$42,536
Total assets	$26,598,942	$6,110	$26,605,052	$19,923	$26,624,975
Goodwill	1,419,782	—	1,419,782	—	1,419,782

Renasant Corporation
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
Important factors currently known to management that could cause our actual results to differ materially from those in forward-looking statements include the following: (i) our ability to efficiently integrate acquisitions into our operations, retain the customers of these businesses, grow the acquired operations and realize the cost savings expected from an acquisition to the extent and in the timeframe anticipated by management (including the possibility that such cost savings will not be realized when expected, or at all, as a result of the impact of, or challenges arising from, the integration of the acquired assets and assumed liabilities into the Company, potential adverse reactions or changes to business or employee relationships, or as a result of other unexpected factors or events); (ii) potential exposure to unknown or contingent risks and liabilities we have acquired or may acquire; (iii) the effect of economic conditions and interest rates on a national, regional or international basis; (iv) timing and success of the implementation of changes in operations to achieve enhanced earnings or effect cost savings; (v) our ability to remediate the material weakness in the Company’s internal control over financial reporting identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026; (vi) competitive pressures in the consumer finance, commercial finance, financial services, asset management, retail banking, factoring, mortgage lending and auto lending industries; (vii) the financial resources of, and products available from, competitors; (viii) changes in laws and regulations as well as changes in accounting standards; (ix) changes in governmental and regulatory policy, whether applicable specifically to financial institutions or impacting the United States generally (such as, for example, changes in trade policy); (x) changes in the securities and foreign exchange markets; (xi) the Company’s potential growth, including its entrance or expansion into new markets, and the need for sufficient capital to support that growth; (xii) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers of investment securities, or the impact of interest rates on the value of our investment securities portfolio; (xiii) an insufficient allowance for credit losses as a result of inaccurate assumptions; (xiv) changes in the sources and costs of the capital we use to make loans and otherwise fund our operations, due to deposit outflows, changes in the mix of deposits and the cost and availability of borrowings; (xv) general economic, market or business conditions, including the impact of inflation; (xvi) changes in demand for loan and deposit products and other financial services; (xvii) concentrations of credit or deposit exposure; (xviii) changes or the lack of changes in interest rates, yield curves and interest rate spread relationships; (xix) losses resulting from fraudulent activity, including loan and deposit fraud and social engineering attacks targeting our customers, employees and third party vendors; (xx) increased cybersecurity risk, including potential network breaches, business disruptions or financial losses, including as a result of sophisticated attacks using artificial intelligence (“AI”) and similar tools; (xxi) civil unrest, natural disasters, epidemics and other catastrophic events in the Company’s geographic area; (xxii) geopolitical conditions, including acts or threats of terrorism and actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad; (xxiii) the impact, extent and timing of technological changes, including the rapid development of AI technologies; and (xxiv) other circumstances, many of which are beyond management’s control.
The Company undertakes no obligation, and specifically disclaims any obligation, to update or revise forward-looking statements, whether as a result of new information or to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, except as required by federal securities laws.

Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at June 30, 2026 compared to December 31, 2025.
Assets

Assets	June 30, 2026	December 31, 2025	$ Change	% Change
Cash and cash equivalents	$881,203	$1,070,718	$(189,515)	(17.7)%
Securities held to maturity, at amortized cost	983,032	1,030,073	(47,041)	(4.6)
Securities available for sale, at fair value	2,842,424	2,560,818	281,606	11.0
Loans held for sale, at fair value	241,588	265,959	(24,371)	(9.2)
Loans held for investment	19,196,172	19,047,039	149,133	0.8
Allowance for credit losses	(296,008)	(293,955)	(2,053)	0.7
Loans, net	18,900,164	18,753,084	147,080	0.8
Premises and equipment	464,020	465,141	(1,121)	(0.2)
Other real estate owned, net	15,571	15,191	380	2.5
Goodwill	1,417,538	1,405,840	11,698	0.8
Other intangible assets, net	138,022	146,612	(8,590)	(5.9)
Bank-owned life insurance	495,235	492,541	2,694	0.5
Mortgage servicing rights, net	65,816	65,271	545	0.8
Other assets	560,386	480,178	80,208	16.7
Total assets	$27,004,999	$26,751,426	$253,573	0.9%
Investments
The securities portfolio is used to meet liquidity needs and to supply securities to be used in collateralizing certain deposits and certain types of borrowings. The securities portfolio also serves as an outlet to deploy excess liquidity and generate interest income rather than hold excess funds as cash. The following table shows the carrying value of our securities portfolio by investment type and the percentage of such investment type relative to the entire securities portfolio as of the dates presented:

	June 30, 2026		December 31, 2025
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of states and political subdivisions	$555,445	14.52%	$552,209	15.38%
Mortgage-backed securities	2,882,868	75.36	2,642,946	73.60
Other debt securities	387,175	10.12	395,768	11.02
	$3,825,488	100.00%	$3,590,923	100.00%
Allowance for credit losses - held to maturity securities	(32)		(32)
Securities, net of allowance for credit losses	$3,825,456		$3,590,891
The Company purchased $541,398 and $946,095 in investment securities during the six months ended June 30, 2026 and 2025, respectively.
Proceeds from maturities, calls and principal payments on securities during the first six months of 2026 totaled $287,997. Proceeds from the maturities, calls and principal payments on securities during the first six months of 2025 totaled $165,377. No gain or loss on sales of securities was recorded in the first half of 2026 or 2025.
During the third quarter of 2022, the Company transferred, at fair value, $882,927 of securities from the available for sale portfolio to the held to maturity portfolio as the Company has the intent and ability to hold these securities until their maturity. The related net unrealized losses of $99,675 (after tax losses of $74,307) remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. At June 30, 2026, the net unrealized after tax losses remaining to be amortized in accumulated other comprehensive income (loss) was $36,544. No gains or losses were recognized at the time of transfer.

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
Loans
The table below sets forth the balance of loans outstanding, net of unearned income and excluding loans held for sale, by loan type and the percentage of each loan type to total loans as of the dates presented:

	June 30, 2026		December 31, 2025
	Total Loans	Percentage of Total Loans	Total Loans	Percentage of Total Loans
Commercial and industrial	$3,063,069	15.96%	$2,818,326	14.79%
Construction and land development
Residential	416,894	2.17%	382,773	2.01%
Other	1,592,770	8.30%	1,522,863	8.00%
Total construction and land development	2,009,664	10.47	1,905,636	10.01%
Real estate – 1-4 family mortgage:
First lien	3,788,776	19.74%	3,844,097	20.18%
Junior lien	53,068	0.28%	52,943	0.28%
Home equity	726,195	3.78%	737,993	3.87%
Total real estate – 1-4 family mortgage	4,568,039	23.80	4,635,033	24.33%
Commercial real estate - owner occupied	3,332,728	17.36	3,334,664	17.51%
Commercial real estate - non-owner occupied
Multi family	1,161,071	6.05%	1,392,779	7.31%
Other	4,962,429	25.84%	4,852,701	25.48%
Total commercial real estate - non-owner occupied	6,123,500	31.89%	6,245,480	32.79
Consumer	99,172	0.52%	107,900	0.57%
Total loans, net of unearned income	$19,196,172	100.00%	$19,047,039	100.00%
Loan concentrations are considered to exist when there are loans to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2026, there were no concentrations of loans exceeding 10% of total loans other than loans disclosed in the table above. As the above table demonstrates, non-owner occupied commercial mortgage term loans was our largest concentration of loans at June 30, 2026. The following table provides additional detail, broken down by collateral type, about the segments within this loan category as of such date.

	June 30, 2026
	Balance	Average Loan Size	Percentage of Total Loans	Weighted-Average Loan-to-Value	Percentage 30-89 Days Past Due	Percentage Non-performing
Hotels	$743,780	$4,925	3.87%	56%	—%	—%
Self Storage	588,784	3,129	3.07	55	—	—
Multi Family	1,161,071	2,332	6.05	54	—	0.10
Office - Medical	426,106	2,189	2.22	56	0.04	—
Office - Non-Medical	412,846	867	2.15	55	0.06	3.10
Retail	1,370,762	1,516	7.14	54	—	0.09
Senior Housing	291,442	5,820	1.52	60	—	7.75
Warehouse/Industrial	952,528	2,456	4.96	52	0.03	0.79
Other	176,181	1,340	0.92	54	—	0.25
Total non-owner occupied commercial mortgage term loans	$6,123,500	$2,038	31.90%	55%	0.01%	0.75%
Note: Weighted-average loan-to-value is calculated using the most recent appraisal available.
Deposits

Deposits	June 30, 2026	December 31, 2025	$ Change	% Change
Noninterest-bearing deposits	$5,038,070	$5,043,960	$(5,890)	(0.1)%
Interest-bearing deposits	16,662,982	16,429,110	233,872	1.4
Total deposits	$21,701,052	$21,473,070	$227,982	1.1%
The Company relies on deposits as its primary source of funds. Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding brokered deposits). Noninterest-bearing deposits represented 23.22% of total deposits at June 30, 2026, as compared to 23.49% of total deposits at December 31, 2025. The slight decrease in noninterest-bearing deposits as a percentage of total deposits primarily reflects the growth in interest-bearing deposits. Under certain circumstances, management may elect to acquire non-core deposits (in the form of brokered deposits) or public fund deposits (which are deposits of counties, municipalities or other political subdivisions). The source of funds that we select depends on the terms of the deposits and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin; business factors, described in the following paragraph, may lead us to obtain public deposits. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors’. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for public fund deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund transaction accounts are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits were $3,797,144 and $3,784,489 at June 30, 2026 and December 31, 2025, respectively.
Borrowed Funds

Borrowed Funds	June 30, 2026	December 31, 2025	$ Change	% Change
Short-term borrowings	$315,225	$555,774	$(240,549)	(43.3)%
Long-term debt	796,469	499,756	296,713	59.4
Total borrowings	$1,111,694	$1,055,530	$56,164	5.3%
Total borrowings may include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank of Dallas (the “FHLB”), borrowings from the Federal Reserve Discount Window, subordinated notes and junior subordinated debentures and are classified on the Consolidated Balance Sheets as either short-term borrowings or long-term debt. Short-term borrowings have original maturities less than one year and typically consist of federal funds purchased, securities sold under agreements to repurchase, and short-term FHLB advances, while long-term debt typically consists of long-term FHLB advances, our junior subordinated debentures and our subordinated notes. Due to deposit growth during the first half of 2026, the Company was able to pay down a portion of its FHLB advances. The following table presents our short-term borrowings by type as of the dates presented:

Short-Term Borrowings	June 30, 2026	December 31, 2025
Security repurchase agreements	$5,225	$5,774
Short-term borrowings from the FHLB	310,000	550,000
Total short-term borrowings	$315,225	$555,774
The following table presents our long-term debt by type as of the dates presented:

Long-Term Debt	June 30, 2026	December 31, 2025
Junior subordinated debentures	$141,185	$140,632
Subordinated notes	655,284	359,124
Total long-term debt	$796,469	$499,756
Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits (which has not been the case in recent periods). Advances from the FHLB are collateralized by a blanket lien on the Bank’s loans. The Company had $5,519,985 available on unused lines of credit with the FHLB at June 30, 2026, as compared to $5,574,759 at December 31, 2025. The Company also had credit available at the Federal Reserve Discount Window in the amount of $1,067,639.
The Company has issued subordinated notes, and the Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors, the proceeds of which were used to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired). During the second quarter of 2026, the Company completed a subordinated debt offering, issuing $300,000,000 aggregate principal amount of 6.25% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “2036 Notes”). The proceeds generated by the Company’s subordinated notes and trust preferred securities transactions, including the proceeds of the 2036 Notes, have been used for general corporate purposes, including providing capital to support the Company’s growth organically or through strategic acquisitions, repaying indebtedness and financing investments and capital expenditures, and for investments in Renasant Bank (sometimes referred to herein as the “Bank”) as regulatory capital. The subordinated notes and trust preferred securities qualify as Tier 2 capital under current regulatory guidelines.
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
The Company’s acquisition of The First on April 1, 2025 had a significant impact on our results of operations for the six months ended June 30, 2026 as compared to the same period in 2025, and is the primary driver of the six-month period-over-period change as indicated throughout this section.
Net Income

	Three months ended June 30,
Net Income and Earnings per Share	2026	2025	$ Change	% Change
Net income	$87,091	$1,018	$86,073	8455.1%
Basic earnings per share	0.95	0.01	0.94	9400.0
Diluted earnings per share	0.94	0.01	0.93	9300.0

	Six months ended June 30,
	2026	2025	$ Change	% Change
Net income	$175,319	$42,536	$132,783	312.2%
Basic earnings per share	1.89	0.54	1.35	250.0
Diluted earnings per share	1.88	0.53	1.35	254.7
From time to time, the Company incurs expenses and charges or recognizes valuation adjustments in connection with certain transactions with respect to which management is unable to accurately predict when these items will be incurred or, when incurred, the amount of such items. There were no such items incurred in the three and six months ended June 30, 2026. The following table presents the impact of these items on reported earnings per share (“EPS”) for the three and six months ended June 30, 2025.

	Three Months Ended
	June 30, 2025
	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion related expenses	$(20,479)	$(15,875)	$(0.17)
Day 1 acquisition provision	(66,612)	(50,026)	(0.53)
Gain on sale of MSR	1,467	1,102	0.01

	Six Months Ended
	June 30, 2025
	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion related expenses	$(21,270)	$(16,470)	$(0.21)
Day 1 acquisition provision	(66,612)	(50,026)	(0.63)
Gain on sale of MSR	1,467	1,102	0.01
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 81.64% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the second quarter of 2026 and 81.80% of total revenue for the first half of 2026. Changes in net interest income are driven by fluctuations in the volume, mix and repricing of assets and liabilities.

	Three months ended June 30,
Net Interest Income (tax equivalent basis)	2026	2025	$ Change	% Change
Loans	$299,675	$306,433	$(6,758)	(2.2)%
Securities	35,660	28,408	7,252	25.5
Other	5,105	9,057	(3,952)	(43.6)
Total interest income	$340,440	$343,898	$(3,458)	(1.0)%
Deposits	106,398	111,921	(5,523)	(4.9)
Borrowings	11,288	13,118	(1,830)	(14.0)
Total interest expense	$117,686	$125,039	$(7,353)	(5.9)%
Net interest income	$222,754	$218,859	$3,895	1.8%

Net interest income (tax equivalent basis)	$227,657	$222,717	$4,940	2.2%

	Six months ended June 30,
	2026	2025	$ Change	% Change
Loans	$597,948	$506,007	$91,941	18.2%
Securities	67,926	40,525	27,401	67.6
Other	12,686	17,696	(5,010)	(28.3)
Total interest income	$678,560	$564,228	$114,332	20.3%
Deposits	210,258	191,307	18,951	9.9
Borrowings	21,989	19,865	2,124	10.7
Total interest expense	$232,247	$211,172	$21,075	10.0%
Net interest income	$446,313	$353,056	$93,257	26.4%

Net interest income (tax equivalent basis)	456,081	360,149	95,932	26.6%
The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category on a tax-equivalent basis for the periods presented:

	Three Months Ended June 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Loans held for investment	$19,060,083	$300,112	6.31%	$18,448,000	$304,834	6.63%
Loans held for sale	223,489	3,329	5.96	287,855	4,639	6.45
Securities:
Taxable	3,472,422	29,691	3.42	3,106,565	24,917	3.21
Tax-exempt(1)	445,249	7,106	6.38	462,732	4,309	3.72
Interest-bearing balances with banks	600,075	5,105	3.41	901,803	9,057	4.03
Total interest-earning assets	23,801,318	345,343	5.82	23,206,955	347,756	6.01
Cash and due from banks	264,246			357,338
Intangible assets	1,546,924			1,589,490
Other assets	1,187,805			1,029,082
Total assets	$26,800,293			$26,182,865
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$11,647,640	$72,261	2.49%	$11,191,443	$76,542	2.74%
Savings deposits	1,307,314	944	0.29	1,322,007	1,032	0.31
Time deposits	3,760,192	33,193	3.54	3,404,482	34,347	4.05
Total interest-bearing deposits	16,715,146	106,398	2.55	15,917,932	111,921	2.82
Borrowed funds	891,081	11,288	5.07	1,036,045	13,118	5.07
Total interest-bearing liabilities	17,606,227	117,686	2.68	16,953,977	125,039	2.96
Noninterest-bearing deposits	5,038,879			5,233,976
Other liabilities	303,586			249,861
Shareholders’ equity	3,851,601			3,745,051
Total liabilities and shareholders’ equity	$26,800,293			$26,182,865
Net interest income/net interest margin		$227,657	3.83%		$222,717	3.85%
(1)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which the Company operates.
(2)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

	Six Months Ended June 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$19,047,668	$599,237	6.34%	$15,722,576	$504,338	6.47%
Loans held for sale	217,531	6,205	5.71	244,626	7,647	6.25
Securities:
Taxable	3,426,904	58,552	3.42	2,498,428	35,888	2.87
Tax-exempt(1)	439,053	11,648	5.31	361,827	5,752	3.18
Interest-bearing balances with banks	711,273	12,686	3.60	863,486	17,696	4.13
Total interest-earning assets	23,842,429	688,328	5.81	19,690,943	571,321	5.84
Cash and due from banks	277,356			270,088
Intangible assets	1,547,581			1,297,622
Other assets	1,160,309			850,231
Total assets	$26,827,675			$22,108,884
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$11,694,228	$144,286	2.49%	$9,522,800	$131,252	2.78%
Savings deposits	1,298,370	1,820	0.28	1,069,134	1,743	0.33
Time deposits	3,672,555	64,152	3.52	2,941,920	58,312	3.99
Total interest-bearing deposits	16,665,153	210,258	2.54	13,533,854	191,307	2.85
Borrowed funds	931,871	21,989	4.74	797,714	19,865	5.00
Total interest-bearing liabilities	17,597,024	232,247	2.66	14,331,568	211,172	2.97
Noninterest-bearing deposits	5,063,710			4,326,445
Other liabilities	296,952			229,098
Shareholders’ equity	3,869,989			3,221,773
Total liabilities and shareholders’ equity	$26,827,675			$22,108,884
Net interest income/net interest margin		$456,081	3.85%		$360,149	3.68%
(1)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which the Company operates.
(2)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.
The daily average balances of nonaccruing assets are included in the foregoing tables. Interest income and weighted average yields on tax-exempt loans and securities have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%, and for loans, a state tax rate of 4.45%, which is net of federal tax benefit.
Net interest income and net interest margin are influenced by internal and external factors. Internal factors include balance sheet changes in volume and mix as well as loan and deposit pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. The addition of The First’s loan portfolio and strong organic loan growth in 2025 were the largest contributing factors to the increase in net interest income for the three and six months ended June 30, 2026, as compared to the same periods in 2025. Lower interest rates, driven by the Federal Reserve’s rate cuts in late 2025, and the addition of The First’s deposits generated a positive impact to both the cost and mix of our funding sources. The Company has continued its efforts to mitigate increases in the cost of funding, whether due to competition or otherwise, through maintaining noninterest-bearing deposits and staying disciplined yet competitive in pricing on interest-bearing deposits in the current rate environment.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three and six months ended June 30, 2026, as compared to the same periods in 2025 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute value of amounts calculated):

	Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
	Volume	Rate	Net
Interest income:
Loans held for investment	$10,068	$(14,790)	$(4,722)
Loans held for sale	(978)	(332)	(1,310)
Securities:
Taxable	3,069	1,705	4,774
Tax-exempt	(168)	2,965	2,797
Interest-bearing balances with banks	(2,707)	(1,245)	(3,952)
Total interest-earning assets	9,284	(11,697)	(2,413)
Interest expense:
Interest-bearing demand deposits	2,986	(7,267)	(4,281)
Savings deposits	(13)	(75)	(88)
Time deposits	3,403	(4,557)	(1,154)
Borrowed funds	(1,830)	—	(1,830)
Total interest-bearing liabilities	4,546	(11,899)	(7,353)
Change in net interest income	$4,738	$202	$4,940

	Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
	Volume	Rate	Net
Interest income:
Loans held for investment	$105,178	$(10,279)	$94,899
Loans held for sale	(810)	(632)	(1,442)
Securities:
Taxable	14,953	7,711	22,664
Tax-exempt	1,425	4,471	5,896
Interest-bearing balances with banks	(2,899)	(2,111)	(5,010)
Total interest-earning assets	117,847	(840)	117,007
Interest expense:
Interest-bearing demand deposits	27,735	(14,701)	13,034
Savings deposits	356	(279)	77
Brokered deposits	—	—	—
Time deposits	13,263	(7,423)	5,840
Borrowed funds	3,194	(1,070)	2,124
Total interest-bearing liabilities	44,548	(23,473)	21,075
Change in net interest income	$73,299	$22,633	$95,932
The aforementioned rate cuts by the Federal Reserve in the second half of 2025 resulted in a decline in interest income on loans and interest-bearing balances with banks, which was the primary driver of the decrease in interest income, on a tax equivalent basis, for the three months ended June 30, 2026, as compared to the same time period in 2025. The addition of The First’s earning assets was the primary driver of the increase in interest income, on a tax equivalent basis, for the six months ended June 30, 2026, as compared to the same time period in 2025.

The following tables present the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Loans held for investment	80.08%	79.49%	6.31%	6.63%
Loans held for sale	0.94	1.24	5.96	6.45
Securities	16.46	15.38	3.76	3.28
Interest-bearing balances with banks	2.52	3.89	3.41	4.03
Total earning assets	100.00%	100.00%	5.82%	6.01%

	Percentage of Total Average Earning Assets		Yield
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Loans held for investment	79.89%	79.85%	6.34%	6.47%
Loans held for sale	0.91	1.24	5.71	6.25
Securities	16.21	14.53	3.63	2.91
Interest-bearing balances with banks	2.99	4.38	3.60	4.13
Total earning assets	100.00%	100.00%	5.81%	5.84%
For the second quarter of 2026, interest income on loans held for investment, on a tax equivalent basis, decreased $4,722 to $300,112 from $304,834 for the same period in 2025. For the six months ended June 30, 2026, interest income on loans held for investment, on a tax equivalent basis, increased $94,899 to $599,237 from $504,338 for the same period in 2025. The decrease in interest income on loans held for investment for the second quarter of 2026 as compared to the same period in 2025 is due to the aforementioned rate cuts by the Federal Reserve. The increase in interest income on loans held for investment for the six months ended June 30, 2026, as compared to the same period in 2025, was driven largely by the addition of $5,173,334 in loans held for investment through our merger with The First on April l, 2025, resulting in an increase of $4,774,908 in the year-to-date average balance of loans held for investment from June 2025.
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans held for investment, loan yield and net interest margin is shown in the following table for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net interest income collected on problem loans	$1,166	$2,779	$1,376	$3,805
Accretable yield recognized on purchased loans	12,327	17,834	27,575	18,392
Total impact to interest income on loans	$13,493	$20,613	$28,951	$22,197
Impact to loan yield	0.28%	0.45%	0.30%	0.29%
Impact to net interest margin	0.22%	0.27%	0.24%	0.17%
Investment income, on a tax equivalent basis, increased $7,571 to $36,797 for the second quarter of 2026 from $29,226 for the second quarter of 2025. Investment income, on a tax equivalent basis, increased $28,560 for the six months ended June 30, 2026 to $70,200 from $41,640 for the same period in 2025. The increase in investment income, on a tax equivalent basis, for the second quarter of 2026, as compared to the same period in 2025, was driven by a higher average balance of securities. Accelerated bond discount accretion also contributed $2,672 to net interest income in the second quarter of 2026. The increase in investment income, on a tax equivalent basis, for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to the acquisition of The First’s investment portfolio. The tax equivalent yield on the investment portfolio for the second quarter of 2026 was 3.76%, up 48 basis points from 3.28% for the same period in 2025. The tax equivalent yield on the investment portfolio for the six months ended June 30, 2026 was 3.63%, up 72 basis points from 2.91% for the same period in 2025.

Interest expense was $117,686 for the second quarter of 2026 as compared to $125,039 for the same period in 2025. Interest expense was $232,247 for the six months ended June 30, 2026 as compared to $211,172 for the same period in 2025. The decrease in interest expense for the second quarter of 2026 as compared to the same period in 2025 was driven largely by the aforementioned rate cuts during the second half of 2025. The increase in interest expense for the first half of 2026 as compared to the first half of 2025 was primarily due to the assumption of The First’s deposits and borrowed funds.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Noninterest-bearing demand	22.25%	23.59%	—%	—%
Interest-bearing demand	51.44	50.44	2.49	2.74
Savings	5.77	5.96	0.29	0.31
Time deposits	16.60	15.34	3.54	4.05
Borrowed funds	3.94	4.67	5.07	5.07
Total deposits and borrowed funds	100.00%	100.00%	2.08%	2.26%

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Noninterest-bearing demand	22.35%	23.19%	—%	—%
Interest-bearing demand	51.61	51.04	2.49	2.78
Savings	5.73	5.73	0.28	0.33
Time deposits	16.21	15.77	3.52	3.99
Borrowed funds	4.10%	4.27	4.74	5.00
Total deposits and borrowed funds	100.00%	100.00%	2.07%	2.28%
The cost of total deposits was 1.96% and 2.12% for the second quarter of 2026 and 2025, respectively, and 1.95% and 2.16% for the six months ended June 30, 2026 and 2025, respectively. The cost of total deposits for both the second quarter and the first half of 2026 was affected by the aforementioned rate cuts by the Federal Reserve. The increase in deposit expense and decrease in cost for the first half of 2026 as compared to the first half of 2025 is attributable to the acquisition of The First’s deposits. The Company has continued its efforts to maintain non-interest bearing deposits. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on brokered deposits or wholesale borrowings when advantageous, to address liquidity needs or as otherwise deemed advisable due to market conditions.
The increase in interest expense on borrowings for the six months ended June 30, 2026 is due to higher average short-term borrowings and the additional subordinated notes and other long-term borrowings added as a result of the merger with The First.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.

Noninterest Income

	Three months ended June 30,
Noninterest Income	2026	2025	$ Change	% Change
Service charges on deposit accounts	$14,516	$13,618	$898	6.6%
Fees and commissions	5,471	6,650	(1,179)	(17.7)
Wealth management revenue	9,073	7,345	1,728	23.5
Mortgage banking income	9,178	11,263	(2,085)	(18.5)
BOLI income	4,608	3,383	1,225	36.2
Other	8,344	6,075	2,269	37.3
Total noninterest income	$51,190	$48,334	$2,856	5.9%

Noninterest income to average assets	0.77%	0.74%

	Six months ended June 30,
	2026	2025	$ Change	% Change
Service charges on deposit accounts	$29,256	$23,982	$5,274	22.0%
Fees and commissions	10,125	10,437	(312)	(3.0)
Wealth management revenue	17,751	14,412	3,339	23.2
Mortgage banking income	18,613	19,410	(797)	(4.1)
BOLI income	8,297	6,312	1,985	31.4
Other	17,420	10,176	7,244	71.2
Total noninterest income	$101,462	$84,729	$16,733	19.7%

Noninterest income to average assets	0.76%	0.77%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our wealth management and mortgage banking operations and all other noninterest income. Other noninterest income includes income from our SBA banking division, our capital markets division, dividends earned on our stock in the Federal Home Loan Bank and the Federal Reserve Bank, and other miscellaneous income and can fluctuate based on production in our SBA banking and capital markets divisions and recognition of other seasonal income items. Our focus is to develop and enhance our products that generate noninterest income in order to diversify revenue sources. The acquisition of The First’s operations was the primary driver of the increase in noninterest income for the six months ended June 30, 2026 as compared to the same period in 2025.
Our Wealth Management segment consists of our trust division, retail financial services division and Park Place Capital Corporation (“Park Place Capital”), a wholly-owned subsidiary of Renasant. The trust division operates on a custodial basis, which includes the administration of benefit plans, as well as accounting for trust accounts. The division administers a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for these services are based on the market value of assets under management, and vary according to the services provided and the type of account. The retail financial services division is operated by registered representatives, who offer investment and insurance products to bank branch customers. These representatives are licensed and supervised by an unaffiliated third-party broker-dealer. Park Place Capital, a SEC-registered investment advisor, provides investment management, financial planning and institutional advisory services to retail and institutional clients and serves as advisor and sponsor to a mutual fund complex. Park Place Capital Securities Corporation, a FINRA member broker-dealer, is a wholly-owned subsidiary of Park Place Capital and conducts Park Place Capital’s brokerage-related services. The market value of assets under management or administration was $7,654,995 and $7,347,104 at June 30, 2026 and June 30, 2025, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $410,416 in the second quarter of 2026 compared to $491,627 for the same period in 2025. Originations of mortgage loans to be sold totaled $752,952 in the six months ended June 30, 2026 compared to $794,785 for the same period in 2025. The table below presents the components of mortgage banking income included in noninterest income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Banking Income	2026	2025	2026	2025
Gain on sales of loans, net (1)	$4,760	$5,316	$10,065	$9,816
Fees, net	3,470	3,740	6,312	6,057
Mortgage servicing income, net(2)	948	2,207	2,236	3,537
Mortgage banking income, net	$9,178	$11,263	$18,613	$19,410
(1) Gain on sales of loans, net includes pipeline fair value adjustments
(2) Mortgage servicing income, net includes gain on sale of MSR
Noninterest Expense

	Three months ended June 30,
Noninterest Expense	2026	2025	$ Change	% Change
Salaries and employee benefits	$96,228	$99,542	$(3,314)	(3.3)%
Data processing	5,037	5,438	(401)	(7.4)
Net occupancy and equipment	18,018	17,359	659	3.8
Other real estate owned	453	157	296	188.5
Professional fees	4,518	4,223	295	7.0
Advertising and public relations	4,677	4,490	187	4.2
Intangible amortization	8,370	8,884	(514)	(5.8)
Communications	3,566	3,184	382	12.0
Merger and conversion related expenses	—	20,479	(20,479)	(100.0)
Other	20,634	19,448	1,186	6.1
Total noninterest expense	$161,501	$183,204	$(21,703)	(11.8)%

Noninterest expense to average assets	2.42%	2.81%

	Six months ended June 30,
	2026	2025	$ Change	% Change
Salaries and employee benefits	$187,977	$171,499	$16,478	9.6%
Data processing	10,258	9,527	731	7.7
Net occupancy and equipment	36,049	29,113	6,936	23.8
Other real estate owned	1,852	842	1,010	120.0
Professional fees	8,920	7,107	1,813	25.5
Advertising and public relations	9,276	8,787	489	5.6
Intangible amortization	16,590	9,964	6,626	66.5
Communications	7,575	5,217	2,358	45.2
Merger and conversion related expenses	—	21,270	(21,270)	(100.0)
Other	38,332	33,754	4,578	13.6
Total noninterest expense	$316,829	$297,080	$19,749	6.6%

Noninterest expense to average assets	2.38%	2.71%
Other noninterest expense includes business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. The decrease in noninterest expense for the second quarter of 2026 as compared to the same period in 2025 is due to the lack of merger and conversion related expenses in the second quarter of 2026 as well as the realization of cost savings in salaries and employee benefits and data processing driven primarily by synergies realized from the acquisition of The First. At the same time, the acquisition of The First’s operations was the primary driver of the increase in noninterest expense for the six months ended June 30, 2026 as compared to the same period in 2025.

Efficiency Ratio

	Efficiency Ratio
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Efficiency ratio	57.92%	67.59%	56.83%	66.78%

The efficiency ratio is a measure of productivity in the banking industry. (This ratio is a measure of our ability to turn expenses into revenue. That is, the ratio is designed to reflect the percentage of one dollar that we must expend to generate a dollar of revenue.) The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The improvement in our efficiency ratio for the three and six months ended June 30, 2026 as compared to the same periods in 2025 was driven by revenue growth while at the same time controlling noninterest expenses and eliminating duplicative expenses during the integration of The First.
Income Taxes

	Three months ended June 30,
	2026	2025	$ Change	% Change
Income taxes	$21,553	$1,649	$19,904	1,207.0%

	Six months ended June 30,
	2026	2025	$ Change	% Change
Income taxes	$43,748	$12,097	$31,651	261.6%
The increase in the Company’s income before income taxes for the three and six months ended June 30, 2026 as compared to the same periods in 2025 was the primary driver of the increase in income taxes.
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
Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses and gains arising at the time of foreclosure of properties are charged against or credited to, as applicable, the allowance for credit losses. Reductions in the carrying value subsequent to acquisition are charged to earnings and are included in “Other real estate owned” in the Consolidated Statements of Income.
The following table provides details of the Company’s nonperforming assets as of the dates presented.

	June 30, 2026	December 31, 2025
Nonaccruing loans	$186,432	$175,730
Accruing loans past due 90 days or more	51	288
Total nonperforming loans	186,483	176,018
Other real estate owned	15,571	15,191
Total nonperforming loans and OREO	$202,054	$191,209
Nonperforming loans to total loans	0.97%	0.92%
Nonaccruing loans to total loans	0.97%	0.92%
Nonperforming assets to total assets	0.75%	0.71%

The following table presents nonperforming loans by loan category as of the dates presented:

	June 30, 2026	December 31, 2025
Commercial and industrial	$46,225	$28,002
Construction and land development
Residential	1,940	2,033
Other	3,995	5,697
Total construction and land development	5,935	7,730
Real estate – 1-4 family mortgage:
First lien	61,520	60,874
Junior lien	1,833	1,483
Home equity	3,077	3,074
Total real estate – 1-4 family mortgage	66,430	65,431
Commercial real estate - owner occupied	21,962	31,303
Commercial real estate - non-owner occupied
Multi family	1,212	785
Other	44,535	42,610
Total commercial real estate - non-owner occupied	45,747	43,395
Consumer	184	157
Loans, net of unearned income	$186,483	$176,018

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans at June 30, 2026. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due on which interest was still accruing were $31,141 at June 30, 2026 as compared to $89,162 at December 31, 2025.
Allowance for Credit Losses on Loans; Provision for Credit Losses on Loans. The allowance for credit losses is available to absorb credit losses inherent in the loans held for investment portfolio. Loan losses are charged against the allowance for credit losses when management confirms the uncollectability of a loan balance. Subsequent recoveries, if any, are credited to the allowance. The provision for credit losses on loans charged to operating expense is an amount that, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level adequate to meet the inherent risks of losses in our loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. The following table presents the allocation of the allowance for credit losses on loans and the percentage of each loan category to the total allowance for each of the periods presented.

	June 30, 2026		December 31, 2025		June 30, 2025
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial and industrial	$67,357	22.76%	$57,831	19.67%	$61,410	21.12%
Construction and land development	39,885	13.47	31,359	10.67	30,294	10.42
Real estate - 1-4 family mortgage	66,837	22.58	61,249	20.84	61,172	21.04
Commercial real estate - owner occupied	35,947	12.14	38,961	13.25	31,127	10.71
Commercial real estate - non owner occupied	81,759	27.62	99,605	33.88	100,667	34.61
Consumer	4,223	1.43	4,950	1.69	6,100	2.10
Total	$296,008	100.00%	$293,955	100.00%	$290,770	100.00%
The increase in the allowance for credit losses as of June 30, 2026 as compared to December 31, 2025 was primarily driven by loan growth, including both acquisition-related and organic growth, coupled with changes in the macroeconomic environment and qualitative factors partially moderated by improvements in the asset credit quality. Provisioning for select residential-related pools increased due to the risk of a potential period of economic stagnation accompanied by persistent inflationary pressures as well as declines in collateral value. The Company’s allowance for credit loss considers current conditions, economic projections, primarily the national unemployment rate and GDP over a reasonable and supportable period of two years, historical loss data, and environmental factors. For more information about the allowance for credit losses, see the “Critical Accounting Estimates” section in this Item below. The Company recorded a provision for credit losses on loans of $1,166 or 0.02% of average loans (annualized), for the three months ended June 30, 2026, as compared to $75,400, or 1.64% of average loans (annualized), during the three months ended June 30, 2025. The provision for credit losses on loans in the second quarter of 2025 was primarily driven by the Day 1 acquisition provision related to the merger with The First. The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Balance at beginning of period	$295,862	$203,931	$293,955	$201,756
Initial allowance for purchased loans with more than insignificant credit deterioration existing at the date of acquisition	1,750	23,493	1,750	23,493
Charge-offs
Commercial and industrial	(2,223)	(8,217)	(3,293)	(8,310)
Construction and land development	—	(105)	(1)	(106)
Real estate – 1-4 family mortgage	(402)	(319)	(927)	(628)
Commercial real estate - owner occupied	(227)	—	(1,363)	—
Commercial real estate - non-owner occupied	(176)	(3,944)	(374)	(4,405)
Consumer	(319)	(394)	(649)	(659)
Total charge-offs	(3,347)	(12,979)	(6,607)	(14,108)
Recoveries
Commercial and industrial	382	631	532	1,597
Construction and land development	2	—	2	1
Real estate – 1-4 family mortgage	133	37	159	70
Commercial real estate - owner occupied	7	56	683	58
Commercial real estate - non-owner occupied	18	60	81	64
Consumer	35	141	63	389
Total recoveries	577	925	1,520	2,179
Net charge-offs	(2,770)	(12,054)	(5,087)	(11,929)
Provision for credit losses on loans	1,166	75,400	5,390	77,450
Balance at end of period	$296,008	$290,770	$296,008	$290,770

Provision for credit losses on loans (annualized) to average loans	0.02%	1.64%	0.06%	0.99%
Net charge-offs (annualized) to average loans	0.06%	0.26%	0.05%	0.15%
Net charge-offs (annualized) to allowance for credit losses on loans	3.75%	16.63%	3.47%	8.27%
Allowance for credit losses on loans to:
Total loans	1.54%	1.57%	1.54%	1.57%
Nonperforming loans	158.73%	204.97%	158.73%	204.97%
Nonaccrual loans	158.78%	210.70%	158.78%	210.70%
Nonaccrual loans to total loans:	0.97%	0.74%	0.97%	0.74%

The table below reflects annualized net (charge-offs) recoveries to daily average loans outstanding, by loan category, for the periods presented:

	Six Months Ended
	June 30, 2026			June 30, 2025
	Net (Charge-offs) Recoveries	Average Loans	Annualized Net Charge-offs to Average Loans	Net (Charge-offs) Recoveries	Average Loans	Annualized Net Charge-offs to Average Loans
Commercial and industrial	$(2,761)	$2,948,716	(0.19)%	$(6,713)	$2,354,967	(0.57)%
Construction and land development	1	1,928,485	—%	(105)	1,590,102	(0.01)%
Real estate – 1-4 family mortgage	(768)	4,575,425	(0.03)%	(558)	4,017,048	(0.03)%
Commercial real estate - owner occupied	(680)	3,331,488	(0.04)%	58	2,590,085	—%
Commercial real estate - non-owner occupied	(293)	6,160,974	(0.01)%	(4,341)	5,064,458	(0.17)%
Consumer	(586)	102,580	(1.15)%	(270)	105,916	(0.51)%
Total	$(5,087)	$19,047,668	(0.05)%	$(11,929)	$15,722,576	(0.15)%

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

Three Months Ended June 30,	2026	2025
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$33,683	$17,643
Provision for credit losses on unfunded loan commitments	2,633	5,922
Ending balance	$36,316	$23,565

Six Months Ended June 30,	2026	2025
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$29,827	$14,943
Provision for credit losses on unfunded loan commitments	6,489	8,622
Ending balance	$36,316	$23,565
The decrease in provision for credit losses on unfunded commitments in the three and six months ended June 30, 2026 as compared to the same periods in 2025 was primarily driven by the absence of the Day 1 acquisition provision associated with our merger with The First recorded in 2025.
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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing July 1, 2026, in each case as compared to the result under rates present in the market on June 30, 2026. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not account for changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earning at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+100	(0.46)%	3.88%	4.90%
-100	(1.60)%	(4.06)%	(5.40)%
-200	(6.94)%	(7.57)%	(11.26)%

The rate shock results for the net interest income simulations for the next 24 months produce an asset sensitive position at June 30, 2026. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
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
Core deposits, which are deposits excluding brokered deposits, are the major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. We may also access the brokered deposit market where rates are favorable to other sources of liquidity (especially in light of collateral requirements for certain borrowings) and core deposits are not sufficient for meeting our current and anticipated short- or long-term liquidity needs. We did not hold any brokered deposits at June 30, 2026 or December 31, 2025. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the ALCO.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 13.32% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types, short-term borrowings and derivative instruments. At June 30, 2026, securities with a carrying value of $1,638,865 were pledged to secure government, public fund and trust deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $1,760,542 similarly pledged at December 31, 2025.
Other sources available for meeting liquidity needs include federal funds purchased, short and long-term advances from the FHLB and borrowings from the Federal Reserve Discount Window. Interest is charged at the prevailing market rate on federal funds purchased, FHLB advances and borrowings from the Federal Reserve Discount Window. There were $310,000 and $550,000 in short-term borrowings from the FHLB at June 30, 2026 and December 31, 2025, respectively. Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding long-term advances with the FHLB at June 30, 2026 or December 31, 2025. The total amount of the remaining credit available to us from the FHLB at June 30, 2026 was $5,519,985. The credit available at the Federal Reserve Discount Window at June 30, 2026 was $1,067,639 with no borrowings outstanding as of such date. We also maintain lines of credit with other commercial banks totaling $140,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at June 30, 2026 or December 31, 2025.
Finally, we can access the capital markets to meet liquidity needs. The Company maintains a shelf registration statement with the SEC. The shelf registration statement, which was effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depositary shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company’s banking and wealth management operations as well as other business opportunities. Our $300,000 subordinated notes offering completed in May 2026 and our common stock offering completed in July 2024 reflect our access of the capital markets as described in this paragraph. The carrying value of subordinated notes, net of unamortized debt issuance costs, was $655,284 at June 30, 2026.
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
Cash and cash equivalents were $881,203 at June 30, 2026, as compared to $1,378,612 at June 30, 2025. The decrease was largely driven by the repurchase of shares through the Company’s stock repurchase program and the payoff of certain short-term borrowings.
Cash provided by operating activities for the six months ended June 30, 2026 was $182,486, as compared to $19,535 for the six months ended June 30, 2025.
Cash used in investing activities for the six months ended June 30, 2026 was $475,106, as compared to $252,847 for the six months ended June 30, 2025. Proceeds from the sale, maturity or call of securities within our investment portfolio were $287,997 for the six months ended June 30, 2026, as compared to $851,862 for the same period in 2025. Purchases of investment securities were $541,398 during the first six months of 2026 and $946,095 for the same period in 2025.

Cash provided by financing activities for the six months ended June 30, 2026 was $103,105, as compared to $519,892 for the same period in 2025. Deposits increased $227,982 and $556,236 for the six months ended June 30, 2026 and 2025, respectively.
Restrictions on Bank Dividends, Loans and Advances
The Company’s liquidity and capital resources, as well as its ability to pay dividends to its shareholders, are substantially dependent on the ability of Renasant Bank to transfer funds to the Company in the form of dividends, loans and advances. Under Mississippi law, a Mississippi bank may not pay dividends unless its earned surplus is in excess of three times capital stock. Approval of the Mississippi Department of Banking and Consumer Finance (the “DBCF”) is also required under certain circumstances such as, for example, when a bank is subject to a regulatory enforcement or corrective action or would be undercapitalized after giving effect to the proposed dividend. In addition, Federal Reserve regulations prohibit a member bank from paying a dividend without prior approval from the Federal Reserve if either (1) the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the bank’s net income for the current year plus its retained net income of the prior two calendar years or (2) the dividend would exceed the bank’s undivided profits as reportable on its Reports of Condition and Income. In this latter scenario, Federal Reserve regulations also require that at least two-thirds of the bank’s shareholders approve the proposed dividend. Accordingly, under certain circumstances, the approval of the DBCF and the Federal Reserve may be required prior to the Bank paying dividends to the Company.
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At June 30, 2026, the maximum amount available for transfer from the Bank to the Company in the form of loans was $298,800. The Company maintains a $3,000 line of credit collateralized by cash with the Bank. There were no amounts outstanding under this line of credit at June 30, 2026.
These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the six months ended June 30, 2026, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	June 30, 2026	December 31, 2025
Loan commitments	$3,928,429	$3,662,810
Standby letters of credit	123,214	122,367
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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, collars, risk participations, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At June 30, 2026, the Company had notional amounts of $1,804,473 on interest rate contracts with corporate customers and $1,804,473 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
Additionally, the Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund fixed-rate and adjustable rate residential mortgage loans and also enters into forward commitments to sell residential mortgage loans to secondary market investors.
To mitigate future interest rate exposure on its FHLB borrowings and its junior subordinated debentures the Company enters into interest rate swap contracts that are accounted for as cash flow hedges. Under each of these contracts, the Company pays a fixed rate of interest and receives a variable rate of interest. The Company entered into an interest rate swap contract on a tranche of its subordinated notes that is accounted for as a fair value hedge. Under this contract, the Company pays a variable rate of interest and receives a fixed rate of interest. The Company utilizes interest rate collars to protect against interest rate fluctuations on certain variable-rate loans. Under these contracts, interest income is limited to the interest rate cap; however, interest income is protected when market rates fall below the floor strike rate.
For more information about the Company’s derivatives, see Note 9, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.
Shareholders’ Equity and Regulatory Matters

Shareholders’ Equity	June 30, 2026	December 31, 2025	$ Change	% Change
Common stock	$488,612	$488,612	$—	—%
Treasury stock	(232,402)	(103,494)	(128,908)	124.6
Additional paid-in capital	2,390,839	2,392,997	(2,158)	(0.1)
Retained earnings	1,327,997	1,196,522	131,475	11.0
Accumulated other comprehensive income (loss)	(103,668)	(89,732)	(13,936)	15.5
Total shareholders’ equity	$3,871,378	$3,884,905	$(13,527)	(0.3)%

Book value per share	$42.35	$41.63	$0.72	1.7%
The decline in shareholders’ equity is attributable to share repurchases under the Company’s stock repurchase program, increases in accumulated other comprehensive loss and dividends declared, offset by current period earnings.
Effective October 28, 2025, the Company’s Board of Directors approved a $150,000 stock repurchase program under which the Company is authorized to repurchase outstanding shares of its common stock either in open market purchases or privately negotiated transactions. Effective April 28, 2026, the Company’s Board of Directors increased the amount authorized for repurchase under the Company’s stock repurchase program by $100,000 (for a new aggregate authorization of $250,000). During the first half of 2026, the Company repurchased 3,451,319 shares under the program at an average price of $39.54 per share. This plan will remain in effect until the earlier of October 2026 or the repurchase of the entire amount authorized under the plan.
The Company has junior subordinated debentures with a carrying value of $141,184 at June 30, 2026, of which $136,789 was included in the Company’s Tier 2 capital.
The Company has subordinated notes with a par value of $673,400 at June 30, 2026, of which $654,952 is included in the Company’s Tier 2 capital.
The Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%

The following table provides the capital, risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$2,420,144	11.06%	$1,421,827	6.50%	$1,531,199	7.00%
Tier 1 risk-based capital ratio	2,420,144	11.06	1,749,941	8.00	1,859,313	8.50
Total risk-based capital ratio	3,486,230	15.94	2,187,427	10.00	2,296,798	10.50
Leverage capital ratios:
Tier 1 leverage ratio	2,420,144	9.55	1,266,939	5.00	1,013,551	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$2,714,095	12.41%	$1,421,284	6.50%	$1,530,574	7.00%
Tier 1 risk-based capital ratio	2,714,095	12.41	1,749,228	8.00	1,858,554	8.50
Total risk-based capital ratio	2,988,000	13.67	2,186,535	10.00	2,295,861	10.50
Leverage capital ratios:
Tier 1 leverage ratio	2,714,095	10.72	1,265,582	5.00	1,012,466	4.00

December 31, 2025
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$2,424,528	11.24%	$1,402,647	6.50%	$1,510,543	7.00%
Tier 1 risk-based capital ratio	2,424,528	11.24	1,726,335	8.00	1,834,231	8.50
Total risk-based capital ratio	3,190,074	14.78	1,261,164	10.00	2,265,815	10.50
Leverage capital ratios:
Tier 1 leverage ratio	2,424,528	9.61	1,261,164	5.00	1,008,931	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$2,590,284	12.00%	$1,403,433	6.50%	$1,511,389	7.00%
Tier 1 risk-based capital ratio	2,590,284	12.00	1,727,302	8.00	1,835,258	8.50
Total risk-based capital ratio	2,860,621	13.25	2,159,127	10.00	2,267,083	10.50
Leverage capital ratios:
Tier 1 leverage ratio	2,590,284	10.28	1,260,407	5.00	1,008,325	4.00
The Company elected to take advantage of transitional relief offered by the Federal Reserve and FDIC to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transitional period to phase out the capital benefit provided by the two-year delay. The three-year transitional period began on January 1, 2022; the full impact of CECL is reflected in our capital ratios as of June 30, 2026.

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
The accounting estimates that we believe to be the most critical in preparing our consolidated financial statements relate to the allowance for credit losses and acquisition accounting, which are described under “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2025. Since December 31, 2025, there have been no material changes in these critical accounting estimates.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk exposure is to changes in interest rates. Interest rate risk is managed as part of the Company’s broader risk management practices. See the information under the heading “Interest Rate Risk” in the “Risk Management” section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for a description of the Company’s governance structure and risk management processes. There have been no material changes in our market risk since December 31, 2025. For additional information regarding our market risk, see our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. CONTROLS AND PROCEDURES
Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that due to the material weakness in the Company’s internal control over financial reporting discussed below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are not effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
Other than as described below in regard to our remediation of the material weakness identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, no changes have occurred in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Previously Identified Material Weakness
Based on the assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as described in our Annual Report on Form 10-K for the year ended December 31, 2025, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025 due to a material weakness related to the manual journal entry process impacting the Company’s general ledger accounts. We determined that, for a subset of journal entries that are manually entered into the Company’s general ledger, we failed to maintain effective segregation of duties. With respect to this subset of manual journal entries, it was possible for an individual to record an entry into our general ledger without prior approval. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As stated in our Annual Report on Form 10-K, management concluded that the existence of this material weakness did not result in any material misstatement to any of the Company’s previously issued consolidated financial statements related to these control deficiencies.

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
While we have taken steps to implement our remediation plan, the material weakness will not be considered remediated until the enhanced controls, discussed above, operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

During the three-month period ended June 30, 2026, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans(2)	Maximum Number or Approximate Dollar Value of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)(3)
April 1, 2026 to April 30, 2026	659,685	$38.36	658,779	$136,809
May 1, 2026 to May 31, 2026	877,212	40.43	874,929	101,809
June 1, 2026 to June 30, 2026	3,665	41.40	—	101,809
Total	1,540,562	$39.55	1,533,708
(1)Of the shares in this column, 6,854 shares represent shares withheld to satisfy the federal and state tax liabilities related to the vesting of time-based restricted stock awards.
(2)The Company announced a $150.0 million stock repurchase program in October 2025 under which the Company was authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. Effective April 28, 2026, the Company’s Board of Directors increased the amount authorized for repurchase under the Company’s stock repurchase program by $100.0 million (for a new aggregate authorization of $250.0 million). During the second quarter of 2026, the Company repurchased 1,533,708 shares under the program. This program will remain in effect through October 2026 or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased.
(3)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 5. OTHER INFORMATION

Trading Plans
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Renasant Corporation(1)

3.2	Amended and Restated Bylaws of Renasant Corporation(2)

4.1	Fifth Supplemental Indenture dated May 7, 2026, between Renasant Corporation and Wilmington Trust, National Association(3)

4.2	Form of 6.25% Fixed-to-Floating Rate Subordinated Note due 2036 (included in exhibit 4.1)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (Unaudited).

104	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101).

(1)Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission (the “Commission”) on August 6, 2025, and incorporated herein by reference.
(2)Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on May 1, 2026, and incorporated herein by reference.
(3)Filed as exhibit 4.1 to the Form 10-Q of the Company filed with the Commission on May 7, 2026, and incorporated herein by reference.

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

RENASANT CORPORATION
(Registrant)

Date:	August 5, 2026	/s/ Kevin D. Chapman
Kevin D. Chapman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2026	/s/ James C. Mabry IV
James C. Mabry IV
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)