Form 10-Q
period 2026-09-30
RENASANT CORP
filed 2026-11-04
CIK 715072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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

As of October 31, 2026, 90,169,278 shares of the registrant’s common stock, par value $5.00 per share, were outstanding.

Renasant Corporation
Form 10-Q
For the Quarterly Period Ended September 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Renasant Corporation
Consolidated Balance Sheets

(In Thousands, Except Share Data)

	(Unaudited)
	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$221,551	$299,592
Interest-bearing balances with banks	512,967	771,126
Cash and cash equivalents	734,518	1,070,718
Securities held to maturity (fair value of $845,684 and $961,870, respectively)	956,981	1,030,073
Securities available for sale, at fair value (amortized cost of $3,021,121 and $2,635,495, respectively)	2,835,332	2,560,818
Loans held for sale, at fair value	200,709	265,959
Loans held for investment, net of unearned income	19,752,119	19,047,039
Allowance for credit losses on loans	(296,094)	(293,955)
Loans, net	19,456,025	18,753,084
Premises and equipment, net	465,502	465,141
Other real estate owned, net	15,662	15,191
Goodwill	1,417,538	1,405,840
Other intangible assets, net	129,690	146,612
Bank-owned life insurance	498,298	492,541
Mortgage servicing rights, net	67,129	65,271
Other assets	740,797	480,178
Total assets	$27,518,181	$26,751,426
Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$5,001,023	$5,043,960
Interest-bearing	16,626,835	16,429,110
Total deposits	21,627,858	21,473,070
Short-term borrowings	806,481	555,774
Long-term debt	754,834	499,756
Other liabilities	496,908	337,921
Total liabilities	23,686,081	22,866,521
Shareholders’ equity
Preferred stock, $0.01 par value – 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $5.00 par value – 250,000,000 shares authorized; 97,722,397 shares issued; 90,356,578 and 94,636,207 shares outstanding, respectively	488,612	488,612
Treasury stock, at cost – 7,365,819 and 3,086,190 shares, respectively	(275,384)	(103,494)
Additional paid-in capital	2,394,732	2,392,997
Retained earnings	1,384,885	1,196,522
Accumulated other comprehensive loss, net of taxes	(160,745)	(89,732)
Total shareholders’ equity	3,832,100	3,884,905
Total liabilities and shareholders’ equity	$27,518,181	$26,751,426
See Notes to Consolidated Financial Statements.

Renasant Corporation
Consolidated Statements of Income (Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income
Loans	$307,885	$312,785	$905,833	$818,792
Securities
Taxable	30,824	27,108	89,005	62,996
Tax-exempt	3,617	3,109	13,362	7,746
Other	5,009	8,096	17,695	25,792
Total interest income	347,335	351,098	1,025,895	915,326
Interest expense
Deposits	107,022	115,573	317,280	306,880
Borrowings	16,624	12,005	38,613	31,870
Total interest expense	123,646	127,578	355,893	338,750
Net interest income	223,689	223,520	670,002	576,576
Provision for credit losses on loans	10,105	9,650	15,495	87,100
Provision for credit losses on unfunded commitments	3,200	800	9,689	9,422
Provision for credit losses	13,305	10,450	25,184	96,522
Net interest income after provision for credit losses	210,384	213,070	644,818	480,054
Noninterest income
Service charges on deposit accounts	15,270	13,416	44,526	37,398
Fees and commissions	4,942	4,167	15,067	14,604
Wealth management revenue	9,211	8,217	26,962	22,629
Mortgage banking income	7,323	9,017	25,936	28,427
BOLI income	4,045	4,235	12,342	10,547
Other	8,484	6,974	25,904	17,150
Total noninterest income	49,275	46,026	150,737	130,755
Noninterest expense
Salaries and employee benefits	95,871	98,982	283,848	270,481
Data processing	5,411	5,541	15,669	15,068
Net occupancy and equipment	18,016	18,415	54,065	47,528
Other real estate owned	366	328	2,218	1,170
Professional fees	3,935	3,435	12,855	10,542
Advertising and public relations	4,945	5,254	14,221	14,041
Intangible amortization	8,332	8,674	24,922	18,638
Communications	3,389	3,955	10,964	9,172
Merger and conversion related expenses	—	17,494	—	38,764
Other	20,069	21,752	58,401	55,506
Total noninterest expense	160,334	183,830	477,163	480,910
Income before income taxes	99,325	75,266	318,392	129,899
Income taxes	20,376	15,478	64,124	27,575
Net income	$78,949	$59,788	$254,268	$102,324
Basic earnings per share	$0.87	$0.63	$2.76	$1.21
Diluted earnings per share	$0.86	$0.63	$2.74	$1.20
See Notes to Consolidated Financial Statements.

Renasant Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$78,949	$59,788	$254,268	$102,324
Other comprehensive income, net of tax:
Securities available for sale:
Unrealized holding (losses) gains on securities	(64,230)	11,585	(82,909)	38,313
Amortization of unrealized holding losses on securities transferred to the held to maturity category	1,944	2,237	5,835	6,615
Total securities available for sale	(62,286)	13,822	(77,074)	44,928
Derivative instruments:
Unrealized holding gains (losses) on derivative instruments	4,508	(17)	3,997	(4,096)
Amounts reclassified into earnings	645	(1,009)	1,898	383
Total derivative instruments	5,153	(1,026)	5,895	(3,713)
Defined benefit pension and post-retirement benefit plans:
Amortization of net actuarial loss recognized in net periodic pension cost	56	75	166	223
Total defined benefit pension and post-retirement benefit plans	56	75	166	223
Other comprehensive (loss) income, net of tax	(57,077)	12,871	(71,013)	41,438
Comprehensive income	$21,872	$72,659	$183,255	$143,762

See Notes to Consolidated Financial Statements.

Renasant Corporation
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

(In Thousands, Except Share Data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Nine Months Ended September 30, 2026	Shares	Amount
Balance at January 1, 2026	94,636,207	$488,612	$(103,494)	$2,392,997	$1,196,522	$(89,732)	$3,884,905
Net income	—	—	—	—	88,228	—	88,228
Other comprehensive loss	—	—	—	—	—	(9,892)	(9,892)
Comprehensive income							78,336
Cash dividends ($0.23 per share)	—	—	—	—	(21,634)	—	(21,634)
Repurchase of shares in connection with stock repurchase program	(1,917,611)	—	(75,806)	—	—	—	(75,806)
Issuance of common stock for stock-based compensation awards	162,733	—	5,465	(9,822)	—	—	(4,357)
Stock-based compensation expense	—	—	—	5,474	—	—	5,474
Balance at March 31, 2026	92,881,329	$488,612	$(173,835)	$2,388,649	$1,263,116	$(99,624)	$3,866,918
Net income	—	$—	$—	$—	$87,091	$—	$87,091
Other comprehensive loss	—	—	—	—	—	(4,044)	(4,044)
Comprehensive income							83,047
Cash dividends ($0.24 per share)	—	—	—	—	(22,210)	—	(22,210)
Repurchase of shares in connection with stock repurchase program	(1,533,708)	—	(60,532)	—	—	—	(60,532)
Issuance of common stock for stock-based compensation awards, net of forfeitures	55,609	—	1,965	(2,194)	—	—	(229)
Stock-based compensation expense	—	—	—	4,384	—	—	4,384
Balance at June 30, 2026	91,403,230	$488,612	$(232,402)	$2,390,839	$1,327,997	$(103,668)	$3,871,378
Net income	—	$—	$—	$—	$78,949	$—	$78,949
Other comprehensive loss	—	—	—	—	—	(57,077)	(57,077)
Comprehensive income							21,872
Cash dividends ($0.24 per share)	—	—	—	—	(22,061)	—	(22,061)
Repurchase of shares in connection with stock repurchase program	(1,049,834)	—	(43,094)	—	—	—	(43,094)
Issuance of common stock for stock-based compensation awards	3,182	—	112	(155)	—	—	(43)
Stock-based compensation expense	—	—	—	4,048	—	—	4,048
Balance at September 30, 2026	90,356,578	$488,612	$(275,384)	$2,394,732	$1,384,885	$(160,745)	$3,832,100

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Nine Months Ended September 30, 2025	Shares	Amount
Balance at January 1, 2025	63,565,690	$332,421	$(97,196)	$1,491,847	$1,093,854	$(142,608)	$2,678,318
Net income	—	—	—	—	41,518	—	41,518
Other comprehensive income	—	—	—	—	—	20,987	20,987
Comprehensive income							62,505
Cash dividends ($0.22 per share)	—	—	—	—	(14,270)	—	(14,270)
Issuance of common stock for stock-based compensation awards	173,777	—	5,550	(8,778)	—	—	(3,228)
Stock-based compensation expense	—	—	—	3,780	—	—	3,780
Balance at March 31, 2025	63,739,467	$332,421	$(91,646)	$1,486,849	$1,121,102	$(121,621)	$2,727,105
Net income	—	$—	$—	$—	$1,018	$—	$1,018
Other comprehensive income	—	—	—	—	—	7,580	7,580
Comprehensive income							8,598
Cash dividends ($0.22 per share)	—	—	—	—	(21,155)	—	(21,155)
Common stock issued in connection with an acquisition	31,238,172	156,191	—	903,720	—	—	1,059,911
Issuance of common stock for stock-based compensation awards	41,672	—	1,398	(1,307)	—	—	91
Stock-based compensation expense	—	—	—	4,304	—	—	4,304
Balance at June 30, 2025	95,019,311	$488,612	$(90,248)	$2,393,566	$1,100,965	$(114,041)	$3,778,854
Net income	—	$—	$—	$—	$59,788	$—	$59,788
Other comprehensive income	—	—	—	—	—	12,871	12,871
Comprehensive income							72,659
Cash dividends ($0.22 per share)	—	—	—	—	(21,153)	—	(21,153)
Measurement period adjustment related to common stock issued in connection with an acquisition	—	—	—	(9,090)	—	—	(9,090)
Issuance of common stock for stock-based compensation awards	1,570	—	(49)	(886)	—	—	(935)
Stock-based compensation expense	—	—	—	5,443	—	—	5,443
Balance at September 30, 2025	95,020,881	$488,612	$(90,297)	$2,389,033	$1,139,600	$(101,170)	$3,825,778

See Notes to Consolidated Financial Statements.

Renasant Corporation
Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$254,268	$102,324
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	25,184	96,522
Depreciation, amortization and accretion	7,721	13,167
Deferred income tax benefit	(853)	(4,103)
Gain on sale of mortgage servicing rights	—	(1,467)
Funding of mortgage loans held for sale	(1,057,590)	(1,220,267)
Proceeds from sales of mortgage loans held for sale	1,130,898	1,198,088
Gains on sales of mortgage loans held for sale	(12,455)	(15,086)
Gains on sales of premises and equipment	(13)	(347)
Stock-based compensation	13,906	13,527
Income from bank-owned life insurance	(12,342)	(10,547)
Net change in operating leases	4,434	7,613
(Increase) decrease in other assets	(133,466)	3,238
Increase (decrease) in other liabilities	129,911	(18,278)
Net cash provided by operating activities	349,603	164,384
Investing activities
Purchases of securities available for sale	(738,290)	(1,058,969)
Proceeds from sales of securities available for sale	—	686,485
Proceeds from call/maturities of securities available for sale	361,051	203,429
Proceeds from call/maturities of securities held to maturity	76,888	78,918
Proceeds from sale of mortgage servicing rights	—	9,353
Net increase in loans	(638,785)	(929,248)
Purchases of premises and equipment	(17,530)	(30,337)
Proceeds from sales of premises and equipment	815	1,366
Proceeds from surrender of bank-owned life insurance	—	56,255
Purchases of FHLB stock	(22,932)	(18,205)
Proceeds from redemption of FHLB stock	16,015	12,075
Purchases of FRB stock	(91,303)	—
Proceeds from redemption of FRB stock	233	—
Proceeds from sales of other assets	13,149	12,605
Net cash (paid) received in acquisition of businesses	(67,612)	261,483
Other, net	6,585	3,783
Net cash used in investing activities	(1,101,716)	(711,007)
Financing activities
Net increase in deposits	154,788	395,159
Net increase in short-term borrowings	250,707	199,795
Proceeds from the issuance of long-term debt, net of issuance costs	295,755	—
Repayment of long-term debt	(40,000)	—
Cash paid for dividends	(65,905)	(56,578)
Repurchase of shares in connection with stock repurchase program	(179,432)	—
Net cash provided by financing activities	415,913	538,376
Net decrease in cash and cash equivalents	(336,200)	(8,247)
Cash and cash equivalents at beginning of period	1,070,718	1,092,032
Cash and cash equivalents at end of period	$734,518	$1,083,785

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosures
Cash paid for interest	$345,872	$324,630
Cash paid for income taxes	$38,458	$21,281
Noncash transactions:
Transfers of loans to other real estate owned	$14,982	$4,057
Common stock issued in acquisition of businesses	$—	$1,050,821
Recognition of operating right-of-use assets and liabilities	$8,777	$13,282
Contingent consideration and holdbacks recognized in acquisition of business	$8,741	$—

See Notes to Consolidated Financial Statements.

Renasant Corporation
Notes to the Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies
(In Thousands)
Nature of Operations: Renasant Corporation (referred to herein as the “Company”) owns and operates Renasant Bank (“Renasant Bank” or the “Bank”) and Park Place Capital Corporation. Through its subsidiaries, the Company offers a diversified range of financial, wealth management and fiduciary services to its retail and commercial customers from offices located throughout the Southeast and offers factoring and asset-based lending on a nationwide basis.
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
In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements. There were no other material subsequent events to disclose for the current period.
Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and such differences may be material. Material estimates that are particularly susceptible to change include the allowance for credit losses and the fair value of assets acquired and liabilities assumed as part of a business combination.
Loans acquired in a business combination: Loans acquired in a business combination are recognized on the acquisition date at their purchase price plus an allowance for credit losses (“ACL”) established at acquisition. The ACL recognized at acquisition for purchased credit deteriorated loans and purchased seasoned loans is recorded through a gross-up that increases the amortized cost basis of the asset with no effect on net income at acquisition. The sum of the loan’s purchase price and the ACL gross-up becomes the loan’s initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium. Any noncredit discount is accreted into interest income using the effective interest method over the remaining contractual life of the loan, adjusted for estimated prepayments.
Equity investments: Equity investments which are not required to be consolidated are included in the “Other assets” line on the Consolidated Balance Sheets. For equity investments with a readily determinable fair value, the Company records these investments at fair value, with unrealized gains and losses recognized in the line item “Other noninterest income” on the Consolidated Statements of Income. For equity investments without a readily determinable fair value, the Company accounts for them under one of the following methods:
•Fair value through net income (the fair value option): The investments are recorded at fair value with unrealized gains and losses recognized in the line item “Other noninterest income” on the Consolidated Statements of Income. These investments include certain private equity, fintech, and real estate limited partnership investments.
•Cost method: this method is required for certain investments (including, for example, Federal Reserve and Federal Home Loan Bank stock). These investments are recorded at cost less any impairment, with any gains or losses recognized in the line item “Other noninterest income” on the Consolidated Statements of Income.
•Measurement alternative: this method is used for investments without readily determinable fair values, over which the Company: (1) does not have the ability to exert significant influence, (2) for which the company has not elected the fair value option or the proportional amortization method and (3) is not required to use the cost method. These investments are recorded at cost and are remeasured to fair value when either: (A) an observable price change occurs in an orderly transaction of the same or similar security of the same issuer; or (B) impairment. Gains and losses are recognized in the line item “Other noninterest income” on the Consolidated Statements of Income.

•Proportional amortization method: This method is applied to affordable housing and renewable energy investments if certain eligibility criteria are met. The investments are initially recognized at cost plus unfunded commitments that are either legally binding, or contingent but probable. These investments are amortized in proportion to the income tax credits received, using the practical expedient. The amortization of the investments and the related tax impacts are recognized on a net basis in the line item “Income taxes” on the Consolidated Statements of Income.
Impact of Recently-Issued Accounting Standards and Pronouncements:
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which amends the disclosure requirements in the notes to financial statements of specified information about certain costs and expenses. ASU 2024-03 will be effective for annual reporting periods beginning with the December 31, 2027 Form 10-K and for interim periods beginning with the March 31, 2028 Form 10-Q, and is not expected to have a significant impact on the Company’s financial statements.
On April 1, 2026, the Company early adopted ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans” (“ASU 2025-08”), which amends the guidance on accounting for purchased loans under the current expected credit losses model (“CECL”). The amendments clarify and refine the measurement and recognition requirements for purchased financial assets with credit deterioration and other purchased loans, including guidance on determining the initial allowance for credit losses, the treatment of noncredit discounts and premiums, and subsequent measurement considerations. ASU 2025-08 was applied prospectively to the factoring business combination completed on April 30, 2026, as discussed in Note 2, “Mergers and Acquisitions.”
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”), which enables entities to apply hedge accounting to a greater number of highly effective economic hedges in the following areas: (1) similar risk assessment for cash flow hedges, (2) hedging forecasted interest payments on choose-your-rate debt instruments, (3) cash flow hedges of nonfinancial forecasted transactions, (4) net written options as hedging instruments, and (5) foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). ASU 2025-09 will be effective January 1, 2028, and is not expected to have a material impact on the Company’s consolidated financial position or results of operations, but it may affect the timing and presentation of gains and losses related to hedging activities and result in expanded disclosures.
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” which amends guidance to incorporate certain disclosure requirements adopted by the SEC. These amendments will be effective when or if the SEC removes corresponding requirements from regulations S-K or S-X. This ASU is not expected to have a significant impact on the Company’s financial statements.

Note 2 – Mergers and Acquisitions
(Dollar Amounts In Thousands, Except Share Data)
Acquisition of The First Bancshares, Inc. (“The First”)

Effective April 1, 2025, the Company completed its acquisition by merger of The First, the parent company of The First Bank, in a transaction valued at approximately $1,052,690. The Company issued 30,811,851 shares of common stock and paid approximately $1,869, net of tax benefit, to The First stock option holders for 100% of the voting equity interest in The First. At closing, The First merged with and into the Company, with the Company the surviving corporation in the merger; immediately thereafter, The First Bank merged with and into Renasant Bank, with Renasant Bank the surviving banking corporation in the merger. Before the merger, The First operated 116 banking locations throughout Louisiana, Mississippi, Alabama, Georgia and Florida. No transaction costs were incurred during the three or nine months ended September 30, 2026. The Company incurred transaction costs of $17,494 and $38,764 during the three and nine months ended September 30, 2025, respectively. These transaction costs are reported in the line item “Merger and conversion related expenses” in the Consolidated Statements of Income.
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

The following table summarizes the calculation of the purchase price in connection with the Company’s merger with The First:

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

The following table summarizes the fair value on April 1, 2025 of assets acquired and liabilities assumed on that date in connection with the merger with The First:

Fair Value of Net Assets Acquired
Cash and cash equivalents	$263,352
Securities	1,457,377
Loans, including loans held for sale	5,173,334
Premises and equipment	179,629
Bank-owned life insurance	146,601
Other real estate owned	11,032
Other intangible assets	165,476
Other assets	175,627
Total assets	$7,572,428

Deposits	$6,449,393
Borrowings	419,165
Other liabilities	70,203
Total liabilities	$6,938,761

Net identifiable assets acquired over liabilities assumed	$633,667
Goodwill(1)	419,023
Net assets acquired over liabilities assumed	$1,052,690
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

Acquisition of Factoring Business
Effective April 30, 2026, the Company, through the Bank’s subsidiary, Continental Republic Capital, LLC (doing business as “Republic Business Credit”), acquired a 100% ownership interest in certain factoring assets and business processes from REV Capital. This business combination provided the Company with factoring receivables, customer relationships and a contractual workforce, allowing the Company to expand further into the temporary staffing factoring industry.
The transaction was accounted for under the acquisition method. The purchase consideration allocation below is considered preliminary and is subject to revision.

The following tables provide a preliminary allocation of the purchase consideration to the identified assets and goodwill acquired at the acquisition date:

Purchase Consideration:
Cash consideration(1)	$70,026
Contingent consideration	6,327
Total purchase consideration	$76,353

Assets Acquired:
Factoring receivables (Net Funds Employed)	$58,326
Allowance for credit losses	(1,750)
Accrued fees	906
Customer relationship intangible	6,200
Contract-based intangible	1,800
Total assets	$65,482

Total identifiable assets acquired	65,482
Goodwill(2)	10,871
Total consideration transferred	$76,353
(1) Includes holdback of $1,349.
(2) The goodwill resulting from the acquisition has been assigned to the Community Banks operating segment.
The Company paid cash in the amount of $70,026 less certain holdbacks. In addition, the Company is obligated to pay additional amounts over a two-year period to REV Capital based on the level of growth of the factoring receivables generated from the existing customer relationships and new customer generation from the contractual workforce (the “Contingent Consideration”). The total undiscounted amount that the Company could pay under the Contingent Consideration arrangement is between $0 and $6,983, plus an additional 5% of the average factoring receivables if certain milestones are met. The fair value of the Contingent Consideration, estimated using a scenario-based probability approach and discounted, was $6,327 as of April 30, 2026 and remains the same as of September 30, 2026. Accordingly, the total fair value of consideration paid, including Contingent Consideration, is $76,353.
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
The goodwill is expected to be fully tax deductible and represents the expected synergies, benefits to our brand, and acquired know-how from the business combination.
Given the nature of the assets acquired and the lack of historical financial data for the acquired assets, the Company has determined that it is impracticable to disclose pro forma financials or revenue and earnings since the date of acquisition.
Pending Acquisition of Commercial Holding Company, Inc. (“Commercial”)
On October 27, 2026, Renasant entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Commercial. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Commercial will merge with and into Renasant (the “Merger”), with Renasant continuing as the surviving corporation in the Merger. Immediately following the Merger, Commercial’s wholly-owned bank subsidiary, Commercial Bank & Trust Company (“Commercial Bank”), will merge with and into Renasant Bank, with the Bank continuing as the surviving bank in the bank merger. The Merger strengthens the Company’s presence throughout West Tennessee and provides solid, long-tenured deposit and wealth management relationships. As of September 30, 2026, Commercial Bank had approximately $1,100,000 in total assets, $648,000 in total loans and $983,000 in total deposits. The Merger Agreement was unanimously approved by the Board of Directors of each of Renasant and Commercial, and the Merger is expected to close in the first quarter of 2027. Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of Commercial shareholders.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $1.00 per share, of Commercial will be converted into the right to receive 0.8798 shares of common stock, par value $5.00 per share, of Renasant, with cash to be paid in lieu of any fractional shares. Commercial shareholders are also expected to receive a special dividend of approximately $35,700 prior to closing, subject to regulatory approval.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
Note 3 – Securities
(In Thousands, Except Number of Securities)

The amortized cost and fair value of securities available for sale were as follows as of the dates presented in the tables below.

There was no allowance for credit losses recorded on any of the Company’s available for sale securities as of September 30, 2026 or December 31, 2025.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
Obligations of states and political subdivisions	$302,908	$1,455	$(15,016)	$289,347
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,083,463	50	(47,293)	1,036,220
Collateralized mortgage obligations	809,583	—	(87,709)	721,874
Commercial mortgage-backed securities:
Agency mortgage-backed securities	99,176	—	(6,073)	93,103
Collateralized mortgage obligations	401,707	2,360	(27,086)	376,981
Other debt securities	324,284	221	(6,698)	317,807
	$3,021,121	$4,086	$(189,875)	$2,835,332

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Obligations of states and political subdivisions	$266,553	$8,012	$(1,780)	$272,785
Residential mortgage-backed securities:
Agency mortgage-backed securities	793,154	5,670	(15,675)	783,149
Collateralized mortgage obligations	706,986	2,826	(57,908)	651,904
Commercial mortgage-backed securities:
Agency mortgage-backed securities	100,314	285	(762)	99,837
Collateralized mortgage obligations	419,356	3,552	(18,120)	404,788
Other debt securities	349,132	1,537	(2,314)	348,355
	$2,635,495	$21,882	$(96,559)	$2,560,818

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
The amortized cost and fair value of securities held to maturity were as follows as of the dates presented:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
Obligations of states and political subdivisions	$274,025	$—	$(35,672)	$238,353
Residential mortgage-backed securities:
Agency mortgage-backed securities	288,793	—	(23,951)	264,842
Collateralized mortgage obligations	296,069	—	(38,700)	257,369
Commercial mortgage-backed securities:
Agency mortgage-backed securities	16,724	—	(2,647)	14,077
Collateralized mortgage obligations	41,164	—	(6,905)	34,259
Other debt securities	40,238	—	(3,454)	36,784
	$957,013	$—	$(111,329)	$845,684
Allowance for credit losses - held to maturity securities	(32)
Held-to-maturity securities, net of allowance for credit losses	$956,981

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Obligations of states and political subdivisions	$279,424	$29	$(29,516)	$249,937
Residential mortgage-backed securities:
Agency mortgage-backed securities	323,993	—	(10,030)	313,963
Collateralized mortgage obligations	320,258	—	(18,600)	301,658
Commercial mortgage-backed securities:
Agency mortgage-backed securities	16,938	—	(2,059)	14,879
Collateralized mortgage obligations	42,079	—	(5,997)	36,082
Other debt securities	47,413	—	(2,062)	45,351
	$1,030,105	$29	$(68,264)	$961,870
Allowance for credit losses - held to maturity securities	(32)
Held-to-maturity securities, net of allowance for credit losses	$1,030,073
No securities were sold during the three or nine months ended September 30, 2026 or the three months ended September 30, 2025. Securities sold during the nine months ended September 30, 2025 are presented in the table below. On April 1, 2025, the Company acquired available for sale securities with a fair value of $1,457,377 as part of the merger with The First. Shortly after the merger, certain securities from this portfolio were sold at carrying value, resulting in no gain or loss on the sale; no other securities were sold during the first nine months of 2025.

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
At September 30, 2026 and December 31, 2025, securities with a carrying value of $1,451,221 and $1,732,787, respectively, were pledged to secure government, public and trust deposits. Securities with a carrying value of $7,967 were pledged as collateral for short-term borrowings, and no securities were pledged as collateral for derivative instruments, at September 30, 2026. Securities with a carrying value of $9,023 and $18,732 were pledged as collateral for short-term borrowings and derivative instruments, respectively, at December 31, 2025.
The amortized cost and fair value of securities at September 30, 2026 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$7,272	$7,258
Due after one year through five years	15,531	14,328	59,561	58,759
Due after five years through ten years	187,644	164,356	121,589	115,264
Due after ten years	70,850	59,669	155,727	148,638
Residential mortgage-backed securities:
Agency mortgage-backed securities	288,793	264,842	1,083,463	1,036,220
Collateralized mortgage obligations	296,069	257,369	809,583	721,874
Commercial mortgage-backed securities:
Agency mortgage-backed securities	16,724	14,077	99,176	93,103
Collateralized mortgage obligations	41,164	34,259	401,707	376,981
Other debt securities	40,238	36,784	283,043	277,235
	$957,013	$845,684	$3,021,121	$2,835,332
The following tables present by age the fair value and gross unrealized losses for each investment category for which an allowance for credit losses has not been recorded as of the dates presented:

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Available for Sale:
September 30, 2026
Obligations of states and political subdivisions	188	$219,321	$(12,309)	11	$15,027	$(2,707)	199	$234,348	$(15,016)
Residential mortgage-backed securities:
Agency mortgage-backed securities	59	869,219	(27,193)	38	163,294	(20,100)	97	1,032,513	(47,293)
Collateralized mortgage obligations	20	466,840	(13,569)	38	255,034	(74,140)	58	721,874	(87,709)
Commercial mortgage-backed securities:
Agency mortgage-backed securities	18	88,510	(5,750)	1	4,593	(323)	19	93,103	(6,073)
Collateralized mortgage obligations	39	189,397	(6,516)	28	97,609	(20,570)	67	287,006	(27,086)
Other debt securities	19	106,734	(3,362)	10	172,937	(3,336)	29	279,671	(6,698)
Total	343	$1,940,021	$(68,699)	126	$708,494	$(121,176)	469	$2,648,515	$(189,875)
December 31, 2025
Obligations of states and political subdivisions	13	$19,454	$(445)	7	$13,591	$(1,335)	20	$33,045	$(1,780)
Residential mortgage-backed securities:
Agency mortgage-backed securities	8	135,320	(903)	36	132,975	(14,772)	44	268,295	(15,675)
Collateralized mortgage obligations	2	24,816	(58)	37	299,606	(57,850)	39	324,422	(57,908)
Commercial mortgage-backed securities:
Agency mortgage-backed securities	9	71,188	(395)	2	5,595	(367)	11	76,783	(762)
Collateralized mortgage obligations	12	40,387	(56)	25	102,206	(18,064)	37	142,593	(18,120)
Other debt securities	10	191,504	(1,347)	8	14,571	(967)	18	206,075	(2,314)
Total	54	$482,669	$(3,204)	115	$568,544	$(93,355)	169	$1,051,213	$(96,559)

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Held to Maturity:
September 30, 2026
Obligations of states and political subdivisions	6	$7,714	$(598)	118	$230,639	$(35,074)	124	$238,353	$(35,672)
Residential mortgage-backed securities:
Agency mortgage-backed securities	4	38,021	(2,263)	62	226,821	(21,688)	66	264,842	(23,951)
Collateralized mortgage obligations	—	—	—	18	257,369	(38,700)	18	257,369	(38,700)
Commercial mortgage-backed securities:
Agency mortgage-backed securities	—	—	—	1	14,077	(2,647)	1	14,077	(2,647)
Collateralized mortgage obligations	—	—	—	9	34,259	(6,905)	9	34,259	(6,905)
Other debt securities	—	—	—	10	36,784	(3,454)	10	36,784	(3,454)
Total	10	$45,735	$(2,861)	218	$799,949	$(108,468)	228	$845,684	$(111,329)
December 31, 2025
Obligations of states and political subdivisions	—	$—	$—	124	$248,044	$(29,516)	124	$248,044	$(29,516)
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	—	—	66	313,963	(10,030)	66	313,963	(10,030)
Collateralized mortgage obligations	—	—	—	18	301,657	(18,600)	18	301,657	(18,600)
Commercial mortgage-backed securities:
Agency mortgage-backed securities	—	—	—	1	14,879	(2,059)	1	14,879	(2,059)
Collateralized mortgage obligations	—	—	—	9	36,083	(5,997)	9	36,083	(5,997)
Other debt securities	—	—	—	10	45,351	(2,062)	10	45,351	(2,062)
Total	—	$—	$—	228	$959,977	$(68,264)	228	$959,977	$(68,264)

The Company evaluates its available for sale investment securities in an unrealized loss position on a quarterly basis. If the Company intends to sell the security or it is more likely than not that it will be required to sell before recovery, the entire unrealized loss is recorded as a loss within noninterest income in the Consolidated Statements of Income along with a corresponding adjustment to the amortized cost basis of the security. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the Company evaluates whether any of the unrealized loss is related to a potential credit loss. The amount related to credit loss, if any, is recognized in earnings as a provision for credit loss and a corresponding allowance for credit losses is established; each is calculated as the difference between the estimate of the discounted future contractual cash flows and the amortized cost basis of the security. A number of qualitative and quantitative factors are considered by management in the estimate of the discounted future contractual cash flows, including the financial condition of the underlying issuer, current and projected deferrals or defaults and credit ratings by nationally recognized statistical ratings agencies. The remaining difference between the fair value and the amortized cost basis of the security is considered the amount related to other market factors and is recognized in other comprehensive income, net of tax.

As of September 30, 2026, the Company did not intend to sell any of the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell any such security prior to the recovery of its amortized cost basis, which may be maturity. Furthermore, approximately 89% of the fair value of available for sale securities have the explicit backing of the U.S. government or a guarantee from a U.S. government-sponsored enterprise that has the same perceived credit risk as the U.S. government. Performance of these securities has been in line with broader market price performance, indicating that increases in market-based, risk-free rates, and not credit-related factors, are driving losses. When determining the fair value of the contractual cash flows for municipal and corporate securities, the Company considers historical experience with credit

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
sensitive securities, current market conditions, the financial condition of the underlying issuer, current credit ratings, ratings changes and outlook, explicit and implicit guarantees, and insurance programs. Based upon its review of these factors as of September 30, 2026, the Company determined that all such losses resulted from factors not deemed credit-related. As a result, no credit-related impairment was recognized in current earnings, and all unrealized losses on available for sale securities were recorded in other comprehensive income (loss). See Note 12, “Other Comprehensive Income (Loss)” for more information on the Company’s unrealized losses on securities.
The allowance for credit losses on held to maturity securities was $32 at each of September 30, 2026 and December 31, 2025. The Company monitors the credit quality of debt securities held to maturity using bond investment grades assigned by nationally recognized statistical ratings agencies. Updated investment grades are obtained as they become available from agencies. As of September 30, 2026, all of the debt securities held to maturity were rated A or higher by the ratings agencies.

Note 4 – Loans
(In Thousands, Except Number of Loans)
For purposes of this Note 4, all references to “loans” mean loans excluding loans held for sale.
The following is a summary of loans and leases as of the dates presented:

	September 30, 2026	December 31, 2025
Commercial and industrial	$3,150,897	$2,818,326
Construction and land development
Residential	396,732	382,773
Other	1,715,291	1,522,863
Total construction and land development	2,112,023	1,905,636
Real estate – 1-4 family mortgage:
First lien	3,858,628	3,844,097
Junior lien	51,989	52,943
Home equity	722,101	737,993
Total real estate – 1-4 family mortgage	4,632,718	4,635,033
Commercial real estate - owner occupied	3,388,836	3,334,664
Commercial real estate - non-owner occupied
Multi family	1,250,182	1,392,779
Other	5,122,865	4,852,701
Total commercial real estate - non-owner occupied	6,373,047	6,245,480
Consumer	94,598	107,900
Loans, net of unearned income	$19,752,119	$19,047,039
The Company had unearned income of $4,349 and $5,152, unamortized net deferred fees of $8,011 and $1,900 and unamortized purchase accounting discounts, net of premiums, of $123,272 and $161,591 at September 30, 2026 and December 31, 2025, respectively.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
The following tables provide an aging of past due accruing loans and the total of nonaccruing loans, segregated by class, as of the dates presented:

	Accruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Nonaccruing Loans	Total Loans
September 30, 2026
Commercial and industrial	$2,390	$229	$3,110,052	$3,112,671	$38,226	$3,150,897
Construction and land development
Residential	1	—	396,731	396,732	—	396,732
Other	209	—	1,706,287	1,706,496	8,795	1,715,291
Total construction and land development	210	—	2,103,018	2,103,228	8,795	2,112,023
Real estate – 1-4 family mortgage:
First lien	22,096	—	3,779,089	3,801,185	57,443	3,858,628
Junior lien	34	—	50,197	50,231	1,758	51,989
Home equity	3,704	66	715,814	719,584	2,517	722,101
Total real estate – 1-4 family mortgage	25,834	66	4,545,100	4,571,000	61,718	4,632,718
Commercial real estate - owner occupied	1,654	—	3,366,797	3,368,451	20,385	3,388,836
Commercial real estate - non-owner occupied
Multi family	353	—	1,249,227	1,249,580	602	1,250,182
Other	6,085	—	5,071,476	5,077,561	45,304	5,122,865
Total commercial real estate - non-owner occupied	6,438	—	6,320,703	6,327,141	45,906	6,373,047
Consumer	649	20	93,816	94,485	113	94,598
Loans, net of unearned income	$37,175	$315	$19,539,486	$19,576,976	$175,143	$19,752,119

	Accruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Current Loans	Total Loans	Nonaccruing Loans	Total Loans
December 31, 2025
Commercial and industrial	$6,580	$109	$2,783,744	$2,790,433	$27,893	$2,818,326
Construction and land development
Residential	59	—	380,681	380,740	2,033	382,773
Other	676	158	1,516,490	1,517,324	5,539	1,522,863
Total construction and land development	735	158	1,897,171	1,898,064	7,572	1,905,636
Real estate – 1-4 family mortgage:
First lien	55,636	—	3,727,587	3,783,223	60,874	3,844,097
Junior lien	743	7	50,717	51,467	1,476	52,943
Home equity	3,885	—	731,034	734,919	3,074	737,993
Total real estate – 1-4 family mortgage	60,264	7	4,509,338	4,569,609	65,424	4,635,033
Commercial real estate - owner occupied	9,109	—	3,294,252	3,303,361	31,303	3,334,664
Commercial real estate - non-owner occupied
Multi family	—	—	1,391,994	1,391,994	785	1,392,779
Other	11,595	—	4,798,496	4,810,091	42,610	4,852,701
Total commercial real estate - non-owner occupied	11,595	—	6,190,490	6,202,085	43,395	6,245,480
Consumer	879	14	106,864	107,757	143	107,900
Loans, net of unearned income	$89,162	$288	$18,781,859	$18,871,309	$175,730	$19,047,039
Interest income recognized on nonaccrual loans for the nine months ended September 30, 2026 and 2025 was immaterial.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
Certain Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans that were experiencing financial difficulty and modified during the three and nine months ended September 30, 2026 and 2025, respectively, by class of financing receivable and by type of modification:

	Three Months Ended September 30, 2026
	Term Extension	Payment Delay	Interest Rate Reduction and Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension and Payment Delay	Total	% Total Loans by Class
Commercial and industrial	$118	$67	$104	$—	$—	$289	0.01%
Construction and land development
Residential	—	—	—	—	—	—	—%
Other	64	337	—	—	—	401	0.02%
Total construction and land development	64	337	—	—	—	401	0.02%
Real estate – 1-4 family mortgage:
First lien	—	697	—	458	106	1,261	0.03%
Junior lien	—	—	—	—	—	—	—%
Home equity	8	251	—	—	—	259	0.04%
Total real estate – 1-4 family mortgage	8	948	—	458	106	1,520	0.03%
Commercial real estate - owner occupied	42	933	—	—	—	975	0.03%
Commercial real estate - non-owner occupied
Multi family	—	—	—	—	—	—	—%
Other	—	—	—	—	—	—	—%
Total commercial real estate - non-owner occupied	—	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—	—%
Loans, net of unearned income	$232	$2,285	$104	$458	$106	$3,185	0.02%

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2026
	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction, Term Extension and Payment Delay	Total	% Total Loans by Class
Commercial and industrial	$—	$167	$1,634	$104	$886	$—	$2,791	0.09%
Construction and land development
Residential	—	—	—	—	—	—	—	—%
Other	—	64	337	—	—	—	401	0.02%
Total construction and land development	—	64	337	—	—	—	401	0.02%
Real estate – 1-4 family mortgage:
First lien	—	154	723	—	1,791	106	2,774	0.07%
Junior lien	—	—	—	—	—	—	—	—%
Home equity	—	8	270	—	—	—	278	0.04%
Total real estate – 1-4 family mortgage	—	162	993	—	1,791	106	3,052	0.07%
Commercial real estate - owner occupied	60	42	1,952	—	—	—	2,054	0.06%
Commercial real estate - non-owner occupied
Multi family	—	—	—	—	741	—	741	0.06%
Other	73	—	11,954	—	116	—	12,143	0.24%
Total commercial real estate - non-owner occupied	73	—	11,954	—	857	—	12,884	0.20%
Consumer	—	—	—	—	24	—	24	0.03%
Loans, net of unearned income	$133	$435	$16,870	$104	$3,558	$106	$21,206	0.11%

	Three Months Ended September 30, 2025
	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction and Term Extension	Total	% Total Loans by Class
Commercial and industrial	$—	$27,025	$—	$101	$—	$27,126	0.98%
Construction and land development
Residential	—	—	—	—	—	—	—%
Other	—	33	—	—	—	33	—%
Total construction and land development	—	33	—	—	—	33	—%
Real estate – 1-4 family mortgage:
First lien	—	—	157	17	—	174	0.15%
Junior lien	—	—	—	—	—	—	—%
Home equity	—	39	124	—	—	163	0.22%
Total real estate – 1-4 family mortgage	—	39	281	17	—	337	0.08%
Commercial real estate - owner occupied	1,142		—	—	142	1,284	0.17%
Commercial real estate - non-owner occupied
Multi family	—	—	—	—	—	—	—%
Other	—	—	—	—	357	357	0.01%
Total commercial real estate - non-owner occupied	—	—	—	—	357	357	0.01%
Consumer	—	—	—	11	—	11	—%
Loans, net of unearned income	$1,142	$27,097	$281	$129	$499	$29,148	0.15%

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2025
	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension and Payment Delay	Interest Rate Reduction and Term Extension	Interest Rate Reduction, Term Extension and Payment Delay	Total	% Total Loans by Class
Commercial and industrial	$—	$27,025	$—	$101	$—	$—	$27,126	0.98%
Construction and land development
Residential	—	—	—	235	—	—	235	0.01%
Other	—	33	—	—	—	—	33	—%
Total construction and land development	—	33	—	235	—	—	268	0.01%
Real estate – 1-4 family mortgage:
First lien	—	—	157	17	—	—	174	0.15%
Junior lien	—	—	—	—	—	—	—	—%
Home equity	—	39	124	—	—	—	163	0.22%
Total real estate – 1-4 family mortgage	—	39	281	17	—	—	337	0.08%
Commercial real estate - owner occupied	1,142	—	—	—	142	—	1,284	0.17%
Commercial real estate - non-owner occupied
Multi family	—	—	—	—	—	—	—	—%
Other	—	2,077	—	—	357	—	2,434	0.08%
Total commercial real estate - non-owner occupied	—	2,077	—	—	357	—	2,434	0.07%
Consumer	—	81	6	13	—	2	102	—%
Loans, net of unearned income	$1,142	$29,255	$287	$366	$499	$2	$31,551	0.17%

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
The following tables present the weighted average financial effect of loan modifications by class of financing receivable for the periods presented:

Three Months Ended September 30, 2026
Loan Type	Financial Effect
Term Extension
Commercial and industrial	Extended the term 18 months
Construction and land development - Other	Extended the term 7 months
Real estate – 1-4 family mortgage - Home equity	Extended the term 60 months
Commercial real estate - owner occupied	Extended the term 12 months
Payment Delay
Commercial and industrial	Delayed the payment 8 months
Construction and land development - Other	Delayed the payment 23 months
Real estate – 1-4 family mortgage - First lien	Delayed the payment 12 months
Real estate – 1-4 family mortgage - Home equity	Delayed the payment 51 months
Commercial real estate - owner occupied	Delayed the payment 6 months
Combination - Term Extension and Payment Delay
Real estate – 1-4 family mortgage - First lien	Extended the term and delayed the payment 57 months
Combination - Interest Rate Reduction and Payment Delay
Commercial and industrial	Reduced the interest rate 100 basis points and delayed the payment 49 months
Combination - Interest Rate Reduction, Term Extension and Payment Delay
Real estate – 1-4 family mortgage - First lien	Reduced the interest rate 138 basis points and extended the term and delayed the payment 98 months

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2026
Loan Type	Financial Effect
Interest Rate Reduction
Commercial real estate - owner occupied	Reduced the interest rate 105 basis points
Commercial real estate - non-owner occupied - Other	Reduced the interest rate 125 basis points
Term Extension
Commercial and industrial	Extended the term 15 months
Construction and land development - Other	Extended the term 7 months
Real estate – 1-4 family mortgage - First lien	Extended the term 34 months
Real estate – 1-4 family mortgage - Home equity	Extended the term 60 months
Commercial real estate - owner occupied	Extended the term 12 months
Payment Delay
Commercial and industrial	Delayed the payment 9 months
Construction and land development - Other	Delayed the payment 23 months
Real estate – 1-4 family mortgage - First lien	Delayed the payment 12 months
Real estate – 1-4 family mortgage - Home equity	Delayed the payment 57 months
Commercial real estate - owner occupied	Delayed the payment 6 months
Commercial real estate - non-owner occupied - Other	Delayed the payment 10 months
Combination - Term Extension and Payment Delay
Commercial and industrial	Extended the term and delayed the payment 12 months
Real estate – 1-4 family mortgage - First lien	Extended the term and delayed the payment 24 months
Commercial real estate - non-owner occupied -Multi-Family	Extended the term and delayed the payment 7 months
Commercial real estate - non-owner occupied - Other	Extended the term and delayed the payment 8 months
Consumer	Extended the term and delayed the payment 39 months
Combination - Interest Rate Reduction and Payment Delay
Commercial and industrial	Reduced the interest rate 100 basis points and delayed the payment 49 months
Combination - Interest Rate Reduction, Term Extension and Payment Delay
Real estate – 1-4 family mortgage - First lien	Reduced the interest rate 138 basis points and extended the term and delayed the payment 98 months

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended September 30, 2025
Loan Type	Financial Effect
Interest Rate Reduction
Commercial real estate - owner occupied	Reduced the interest rate 485 basis points
Term Extension
Commercial and industrial	Extended the term 12 months
Construction and land development - Other	Extended the term 60 months
Real estate – 1-4 family mortgage - Home equity	Extended the term 56 months
Payment Delay
Real estate – 1-4 family mortgage - First lien	Delayed the payment 16 months
Real estate – 1-4 family mortgage - Home equity	Delayed the payment 51 months
Combination - Term Extension and Payment Delay
Commercial and industrial	Extended the term and delayed the payment 22 months
Real estate – 1-4 family mortgage - First lien	Extended the term and delayed the payment 19 months
Consumer	Extended the term and delayed the payment 43 months
Combination - Interest Rate Reduction and Term Extension
Commercial real estate - owner occupied	Reduced the interest rate 45 basis points and extended the term 80 months
Commercial real estate - non-owner occupied - Other	Reduced the interest rate 45 basis points and extended the term 81 months

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2025
Loan Type	Financial Effect
Interest Rate Reduction
Commercial real estate - owner occupied	Reduced the interest rate 485 basis points
Term Extension
Commercial and industrial	Extended the term 12 months
Construction and land development - Other	Extended the term 60 months
Real estate – 1-4 family mortgage - Home equity	Extended the term 56 months
Commercial real estate - non-owner occupied - Other	Extended the term 12 months
Consumer	Extended the term 124 months
Payment Delay
Real estate – 1-4 family mortgage - First lien	Delayed the payment 16 months
Real estate – 1-4 family mortgage - Home equity	Delayed the payment 50 months
Consumer	Delayed the payment 23 months
Combination - Term Extension and Payment Delay
Commercial and industrial	Extended the term and delayed the payment 22 months
Construction and land development - Residential	Extended the term and delayed the payment 35 months
Real estate – 1-4 family mortgage - First lien	Extended the term and delayed the payment 19 months
Consumer	Extended the term and delayed the payment 45 months
Combination - Interest Rate Reduction and Term Extension
Commercial real estate - owner occupied	Reduced the interest rate 45 basis points and extended the term 80 months
Commercial real estate - non-owner occupied - Other	Reduced the interest rate 45 basis points and extended the term 81 months
Combination - Interest Rate Reduction, Term Extension and Payment Delay
Consumer	Reduced the interest rate 425 basis points and extended the term and delayed the payment 49 months
Unused commitments to lend additional funds to borrowers experiencing financial difficulty whose loans were modified totaled $648 and $647 at September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, there were $36 of payment defaults on loans that had been modified by term extension for borrowers experiencing financial difficulty within the preceding twelve months. There were no such payment defaults in the nine months ended September 30, 2025 .
Loans Pledged
The Federal Home Loan Bank of Dallas (“FHLB”) maintains a blanket lien on the Company’s loan portfolio to be pledged as collateral for various FHLB products. In addition, the Company pledged $1,184,639 and $681,719 of its non-real estate loan portfolio to the Federal Reserve as collateral at the Discount Window at September 30, 2026 and December 31, 2025, respectively.
Credit Quality
The following tables present the internal risk-rating grades of the Company’s loan portfolio by year of origination or renewal as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2026
Commercial and industrial	$442,245	$569,382	$220,684	$131,375	$177,244	$161,624	$1,378,332	$22,999	$3,103,885
Pass	439,976	544,891	216,686	127,337	165,099	158,380	1,327,772	20,036	3,000,177

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Special mention	1,317	814	1,833	619	6,255	2,057	24,099	—	36,994
Classified	952	23,677	2,165	3,419	5,890	1,187	26,461	2,963	66,714

Current period gross charge-offs	502	8,575	170	342	257	1,364	4	2,158	13,372

Construction and land development	$809,913	$822,951	$194,380	$49,016	$34,585	$19,952	$61,932	$189	$1,992,918
Residential	225,001	75,521	2,514	—	—	—	2,176	119	305,331
Pass	225,001	75,003	2,514	—	—	—	2,176	119	304,813
Special mention	—	518	—	—	—	—	—	—	518
Classified	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$584,912	$747,430	$191,866	$49,016	$34,585	$19,952	$59,756	$70	$1,687,587
Pass	584,417	737,891	191,527	48,129	32,055	19,805	59,756	70	1,673,650
Special mention	26	2,825	—	655	33	—	—	—	3,539
Classified	469	6,714	339	232	2,497	147	—	—	10,398

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$239,054	$235,592	$126,440	$103,946	$164,455	$120,314	$110,665	$734	$1,101,200
First lien	229,486	221,241	120,850	97,309	161,584	117,755	3,810	413	952,448
Pass	229,290	219,712	118,010	94,452	159,247	115,791	3,810	413	940,725
Special mention	71	29	570	47	429	566	—	—	1,712
Classified	125	1,500	2,270	2,810	1,908	1,398	—	—	10,011

Current period gross charge-offs	—	—	—	101	24	11	—	—	136

Junior lien	$9,123	$13,169	$4,811	$5,784	$2,601	$2,297	$217	$—	$38,002
Pass	8,928	11,990	4,524	5,199	2,577	1,739	217	—	35,174
Special mention	85	354	203	—	—	—	—	—	642
Classified	110	825	84	585	24	558	—	—	2,186

Current period gross charge-offs	—	19	—	—	92	11	—	—	122

Home equity	$445	$1,182	$779	$853	$270	$262	$106,638	$321	$110,750
Pass	321	1,182	779	853	270	262	106,085	270	110,022
Special mention	—	—	—	—	—	—	351	—	351
Classified	124	—	—	—	—	—	202	51	377

Current period gross charge-offs	—	—	—	—	73	22	—	210	305

Commercial real estate - owner occupied	$449,591	$588,403	$552,208	$341,018	$451,987	$786,979	$218,197	$453	$3,388,836
Pass	441,701	583,435	532,535	328,472	440,059	750,947	216,287	—	3,293,436
Special mention	7,808	1,801	9,129	6,491	6,991	16,113	1,546	—	49,879
Classified	82	3,167	10,544	6,055	4,937	19,919	364	453	45,521

Current period gross charge-offs	300	—	175	496	392	46	—	—	1,409

Commercial real estate - non owner occupied	$1,158,948	$1,467,892	$811,250	$632,729	$1,313,823	$898,833	$87,548	$2,024	$6,373,047
Multi family	273,841	291,526	128,338	156,496	316,060	80,867	3,054	—	1,250,182
Pass	272,993	263,967	125,325	156,496	315,707	80,867	3,054	—	1,218,409
Special mention	—	26,957	—	—	—	—	—	—	26,957
Classified	848	602	3,013	—	353	—	—	—	4,816

Current period gross charge-offs	—	—	—	—	—	177	—	—	177

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Other	$885,107	$1,176,366	$682,912	$476,233	$997,763	$817,966	$84,494	$2,024	$5,122,865
Pass	880,686	1,159,083	675,449	448,769	948,645	750,960	82,472	—	4,946,064
Special mention	352	785	5,284	12,060	8,916	7,299	547	—	35,243
Classified	4,069	16,498	2,179	15,404	40,202	59,707	1,475	2,024	141,558

Current period gross charge-offs	—	—	198	—	—	—	—	—	198

Consumer	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pass	—	—	—	—	—	—	—	—	—
Special mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	6	83	11	30	2	8	26	33	199

Total loans subject to risk rating	$3,099,751	$3,684,220	$1,904,962	$1,258,084	$2,142,094	$1,987,702	$1,856,674	$26,399	$15,959,886
Pass	3,083,313	3,597,154	1,867,349	1,209,707	2,063,659	1,878,751	1,801,629	20,908	15,522,470
Special mention	9,659	34,083	17,019	19,872	22,624	26,035	26,543	—	155,835
Classified	6,779	52,983	20,594	28,505	55,811	82,916	28,502	5,491	281,581

Current period gross charge-offs	808	8,677	554	969	840	1,639	30	2,401	15,918

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2025
Commercial and industrial	$664,836	$267,767	$189,777	$250,976	$129,199	$102,743	$1,188,474	$24,554	$2,818,326
Pass	648,151	262,528	185,033	244,440	127,075	99,108	1,122,605	21,189	2,710,129
Special mention	15,095	2,348	802	608	424	1,869	28,499	—	49,645
Classified	1,590	2,891	3,942	5,928	1,700	1,766	37,370	3,365	58,552

Current period gross charge-offs	5	1,519	3,681	4,268	5,223	3,676	1,155	—	19,527

Construction and land development	$891,047	$450,335	$235,317	$92,070	$22,381	$9,220	$61,638	$1,505	$1,763,513
Residential	235,859	34,917	—	—	—	—	8,288	—	279,064
Pass	233,826	34,917	—	—	—	—	8,288	—	277,031
Special mention	—	—	—	—	—	—	—	—	—
Classified	2,033	—	—	—	—	—	—	—	2,033

Current period gross charge-offs	—	—	106	242	—	—	—	—	348

Other	$655,188	$415,418	$235,317	$92,070	$22,381	$9,220	$53,350	$1,505	$1,484,449
Pass	644,909	410,878	226,065	88,922	22,381	9,094	53,106	1,505	1,456,860
Special mention	457	3,948	727	—	—	107	244	—	5,483
Classified	9,822	592	8,525	3,148	—	19	—	—	22,106

Current period gross charge-offs	—	—	—	—	—	26	—	—	26

Real Estate - 1-4 Family Mortgage	$269,213	$150,538	$137,194	$191,230	$116,779	$71,816	$107,516	$462	$1,044,748
First lien	251,292	142,403	129,819	186,606	114,068	69,209	3,230	—	896,627
Pass	249,929	139,985	128,534	183,517	112,078	66,988	3,230	—	884,261
Special mention	263	226	525	216	530	76	—	—	1,836
Classified	1,100	2,192	760	2,873	1,460	2,145	—	—	10,530

Current period gross charge-offs	—	—	34	149	64	78	—	—	325

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Junior lien	$15,567	$7,330	$6,502	$3,854	$1,966	$2,348	$405	$—	$37,972
Pass	14,819	6,978	5,915	3,734	1,909	1,740	405	—	35,500
Special mention	514	132	—	—	—	—	—	—	646
Classified	234	220	587	120	57	608	—	—	1,826

Current period gross charge-offs	—	—	11	142	—	278	—	—	431

Home equity	$2,354	$805	$873	$770	$745	$259	$103,881	$462	$110,149
Pass	2,354	805	873	267	745	259	103,497	411	109,211
Special mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	503	—	—	384	51	938

Current period gross charge-offs	—	—	—	—	92	93	—	—	185

Commercial real estate - owner occupied	$501,919	$602,513	$453,290	$541,607	$465,069	$558,280	$211,986	$—	$3,334,664
Pass	497,708	586,917	438,247	520,128	447,885	527,129	210,685	—	3,228,699
Special mention	3,807	6,263	3,993	15,360	2,971	13,295	—	—	45,689
Classified	404	9,333	11,050	6,119	14,213	17,856	1,301	—	60,276

Current period gross charge-offs	—	—	177	—	—	1,339	4,201	—	5,717

Commercial real estate - non owner occupied	$1,696,446	$753,232	$597,999	$1,748,638	$676,417	$657,353	$113,358	$2,037	$6,245,480
Multi family	394,699	71,999	123,963	548,165	135,587	115,521	2,845	—	1,392,779
Pass	360,750	69,068	123,477	548,165	135,587	114,726	2,845	—	1,354,618
Special mention	33,062	2,918	—	—	—	—	—	—	35,980
Classified	887	13	486	—	—	795	—	—	2,181

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$1,301,747	$681,233	$474,036	$1,200,473	$540,830	$541,832	$110,513	$2,037	$4,852,701
Pass	1,286,217	657,184	470,862	1,118,903	525,177	482,460	108,900	—	4,649,703
Special mention	—	4,741	2,249	37,841	9,328	7,852	138	—	62,149
Classified	15,530	19,308	925	43,729	6,325	51,520	1,475	2,037	140,849

Current period gross charge-offs	—	—	—	—	—	160	—	—	160

Consumer	$—	$—	$2	$—	$—	$—	$—	$—	$2
Pass	—	—	2	—	—	—	—	—	2
Special mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Total loans subject to risk rating	$4,023,461	$2,224,385	$1,613,579	$2,824,521	$1,409,845	$1,399,412	$1,682,972	$28,558	$15,206,733
Pass	3,938,663	2,169,260	1,579,008	2,708,076	1,372,837	1,301,504	1,613,561	23,105	14,706,014
Special mention	53,198	20,576	8,296	54,025	13,253	23,199	28,881	—	201,428
Classified	31,600	34,549	26,275	62,420	23,755	74,709	40,530	5,453	299,291

Current period gross charge-offs	5	1,519	4,009	4,801	5,379	5,650	5,356	—	26,719

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
The following tables present the performing status of the Company’s loan portfolio not subject to risk rating as of the dates presented:

	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
September 30, 2026
Commercial and industrial	$47,012	$—	$—	$—	$—	$—	$—	$—	$47,012
Performing Loans	47,012	—	—	—	—	—	—	—	47,012
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	110	—	—	—	—	—	—	—	110

Construction and land development	$40,923	$49,342	$10,540	$4,157	$3,738	$9,893	$512	$—	$119,105
Residential	36,824	43,626	8,633	—	—	1,806	512	—	91,401
Performing Loans	36,824	43,626	8,633	—	—	1,806	512	—	91,401
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$4,099	$5,716	$1,907	$4,157	$3,738	$8,087	$—	$—	$27,704
Performing Loans	4,099	5,716	1,907	4,130	3,551	8,057	—	—	27,460
Non-Performing Loans	—	—	—	27	187	30	—	—	244

Current period gross charge-offs	—	—	—	—	—	1	—	—	1

Real Estate - 1-4 Family Mortgage	$250,228	$317,852	$190,576	$311,398	$733,193	$1,119,862	$591,473	$16,936	$3,531,518
First lien	248,905	316,431	186,775	309,531	730,113	1,114,399	26	—	2,906,180
Performing Loans	248,905	314,291	185,131	304,204	709,787	1,090,892	26	—	2,853,236
Non-Performing Loans	—	2,140	1,644	5,327	20,326	23,507	—	—	52,944

Current period gross charge-offs	—	—	—	—	—	327	—	—	327

Junior lien	$1,323	$1,421	$3,687	$1,508	$2,377	$3,624	$47	$—	$13,987
Performing Loans	1,323	1,421	3,677	1,508	2,377	3,307	47	—	13,660
Non-Performing Loans	—	—	10	—	—	317	—	—	327

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Home equity	$—	$—	$114	$359	$703	$1,839	$591,400	$16,936	$611,351
Performing Loans	—	—	114	180	703	1,770	591,167	14,972	608,906
Non-Performing Loans	—	—	—	179	—	69	233	1,964	2,445

Current period gross charge-offs	—	—	—	—	—	—	—	104	104

Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate - non owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi family	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer	$33,128	$16,507	$7,298	$4,618	$3,522	$9,738	$19,698	$89	$94,598
Performing Loans	33,100	16,490	7,283	4,595	3,500	9,710	19,698	89	94,465
Non-Performing Loans	28	17	15	23	22	28	—	—	133

Current period gross charge-offs	—	161	20	20	6	388	17	160	772

Total loans not subject to risk rating	$371,291	$383,701	$208,414	$320,173	$740,453	$1,139,493	$611,683	$17,025	$3,792,233
Performing Loans	371,263	381,544	206,745	314,617	719,918	1,115,542	611,450	15,061	3,736,140
Non-Performing Loans	28	2,157	1,669	5,556	20,535	23,951	233	1,964	56,093

Current period gross charge-offs	110	161	20	20	6	716	17	264	1,314

	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
December 31, 2025
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land development	$66,151	$33,823	$20,283	$6,156	$10,321	$3,943	$507	$939	$142,123
Residential	54,380	30,881	13,955	1,265	1,914	—	375	939	103,709
Performing Loans	54,380	30,881	13,955	1,265	1,914	—	375	939	103,709
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$11,771	$2,942	$6,328	$4,891	$8,407	$3,943	$132	$—	$38,414
Performing Loans	11,771	2,921	6,247	4,744	8,403	3,932	132	—	38,150
Non-Performing Loans	—	21	81	147	4	11	—	—	264

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Real Estate - 1-4 Family Mortgage	$333,353	$213,474	$345,975	$805,063	$534,744	$733,503	$609,124	$15,049	$3,590,285
First lien	331,496	209,270	343,867	801,481	533,558	727,798	—	—	2,947,470
Performing Loans	329,942	207,890	335,040	783,952	528,690	705,399	—	—	2,890,913
Non-Performing Loans	1,554	1,380	8,827	17,529	4,868	22,399	—	—	56,557

Current period gross charge-offs	—	74	28	58	—	69	—	—	229

Junior lien	$1,857	$4,088	$1,745	$2,868	$968	$3,445	$—	$—	$14,971
Performing Loans	1,857	4,081	1,689	2,868	968	3,050	—	—	14,513

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

Non-Performing Loans	—	7	56	—	—	395	—	—	458

Current period gross charge-offs	—	53	—	—	—	7	—	—	60

Home equity	$—	$116	$363	$714	$218	$2,260	$609,124	$15,049	$627,844
Performing Loans	—	116	184	714	218	1,960	608,808	13,334	625,334
Non-Performing Loans	—	—	179	—	—	300	316	1,715	2,510

Current period gross charge-offs	—	—	—	—	148	79	—	—	227

Commercial real estate - owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate - non owner occupied	$—	$—	$—	$—	$—	$—	$—	$—	$—
Multi family	—	—	—	—	—	—	—	—	—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other	$—	$—	$—	$—	$—	$—	$—	$—	$—
Performing Loans	—	—	—	—	—	—	—	—	—
Non-Performing Loans	—	—	—	—	—	—	—	—	—

Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer	$40,081	$15,374	$9,009	$6,276	$3,636	$11,482	$21,877	$163	$107,898
Performing Loans	40,079	15,371	9,006	6,238	3,636	11,376	21,874	163	107,743
Non-Performing Loans	2	3	3	38	—	106	3	—	155

Current period gross charge-offs	53	214	159	74	50	955	19	—	1,524

Total loans not subject to risk rating	$439,585	$262,671	$375,267	$817,495	$548,701	$748,928	$631,508	$16,151	$3,840,306
Performing Loans	438,029	261,260	366,121	799,781	543,829	725,717	631,189	14,436	3,780,362
Non-Performing Loans	1,556	1,411	9,146	17,714	4,872	23,211	319	1,715	59,944

Current period gross charge-offs	53	341	187	132	198	1,110	19	—	2,040

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
Note 5 – Allowance for Credit Losses
(In Thousands)
Allowance for Credit Losses on Loans
As of September 30, 2026 and December 31, 2025, the Company had accrued interest receivable for loans of $70,811 and $54,395, respectively, which is recorded in the “Other assets” line item on the Consolidated Balance Sheets.
The following tables provide a roll-forward of the allowance for credit losses by loan category and nonaccrual loans with no allowance for credit losses for the periods presented:

	Commercial and Industrial	Construction and Land Development	Real Estate - 1-4 Family Mortgage	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non Owner Occupied	Consumer	Total
Three Months Ended September 30, 2026
Allowance for credit losses:
Beginning balance	$67,357	$39,885	$66,837	$35,947	$81,759	$4,223	$296,008
Charge-offs	(10,189)	—	(67)	(46)	(1)	(322)	(10,625)
Recoveries	354	—	96	85	7	64	606
Net (charge-offs) recoveries	(9,835)	—	29	39	6	(258)	(10,019)
Provision for (recovery of) credit losses on loans	8,634	5,379	(2,962)	(3,292)	2,501	(155)	10,105
Ending balance	$66,156	$45,264	$63,904	$32,694	$84,266	$3,810	$296,094
Nine Months Ended September 30, 2026
Allowance for credit losses:
Beginning balance	$57,831	$31,359	$61,249	$38,961	$99,605	$4,950	$293,955
Initial allowance for credit losses on purchased seasoned loans acquired during the period	1,750	—	—	—	—	—	1,750
Charge-offs	(13,482)	(1)	(994)	(1,409)	(375)	(971)	(17,232)
Recoveries	886	2	255	768	88	127	2,126
Net (charge-offs) recoveries	(12,596)	1	(739)	(641)	(287)	(844)	(15,106)
Provision for (recovery of) credit losses on loans	19,171	13,904	3,394	(5,626)	(15,052)	(296)	15,495
Ending balance	$66,156	$45,264	$63,904	$32,694	$84,266	$3,810	$296,094

Nonaccruing loans with no allowance for credit losses	$29,482	$2,093	$2,312	$4,300	$27,981	$—	$66,168

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Commercial and Industrial	Construction and Land Development	Real Estate - 1-4 Family Mortgage	Commercial Real Estate - Owner Occupied	Commercial Real Estate - Non Owner Occupied	Consumer	Total
Three Months Ended September 30, 2025
Allowance for credit losses:
Beginning balance	$61,410	$30,294	$61,172	$31,127	$100,667	$6,100	$290,770
Initial impact of PCD loans acquired during the period	1,856	—	505	231	(1,082)	—	1,510
Charge-offs	(2,601)	(193)	(586)	(1,135)	—	(539)	(5,054)
Recoveries	141	153	83	280	3	55	715
Net (charge-offs) recoveries	(2,460)	(40)	(503)	(855)	3	(484)	(4,339)
Provision for (recovery of) credit losses on loans	1,617	1,794	790	3,349	2,536	(436)	9,650
Ending balance	$62,423	$32,048	$61,964	$33,852	$102,124	$5,180	$297,591
Nine Months Ended September 30, 2025
Allowance for credit losses:
Beginning balance	$41,864	$19,200	$45,498	$16,993	$71,664	$6,537	$201,756
Initial impact of PCD loans acquired during the period	8,996	2,185	708	4,290	8,822	2	25,003
Charge-offs	(10,911)	(299)	(1,214)	(5,540)	—	(1,198)	(19,162)
Recoveries	1,738	154	153	344	61	444	2,894
Net (charge-offs) recoveries	(9,173)	(145)	(1,061)	(5,196)	61	(754)	(16,268)
Provision for (recovery of) credit losses on loans	20,736	10,808	16,819	17,765	21,577	(605)	87,100
Ending balance	$62,423	$32,048	$61,964	$33,852	$102,124	$5,180	$297,591

Nonaccruing loans with no allowance for credit losses	$25,042	$4,412	$4,272	$6,444	$11,038	$—	$51,208
 The Company recorded a provision for credit losses on loans of $10,105 during the third quarter of 2026, as compared to a provision for credit losses on loans of $9,650 recorded in the third quarter of 2025. The allowance for credit losses in the third quarter of 2026 remained adequate and relatively stable as compared to the prior quarter’s ACL balance. The increase in the allowance for credit losses as of September 30, 2026 as compared to December 31, 2025 was primarily driven by loan growth, coupled with changes in the macroeconomic environment partially offset by improvements in the asset credit quality. The Company’s allowance for credit losses model considers current economic conditions, economic projections, primarily the national unemployment rate and GDP, over a reasonable and supportable period of two years, historical loss data, and environmental factors. The allowance for credit losses under CECL is calculated utilizing the probability of default/loss given default approach for most commercial mortgage related pools, while the average historical life-of-loan loss rate cohort approach is used for the remaining pools.
Collateral Dependent Loans
The following tables present collateral dependent loans by loan portfolio segment and by type of collateral along with the related allowance for credit losses:

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Collateral Type
September 30, 2026	Real Estate	Other	Total	Allowance for Credit Losses
Commercial and industrial	$—	$39,809	$39,809	$3,021
Construction and land development
Residential	—	—	—	—
Other	8,187	—	8,187	3,128
Total construction and land development	8,187	—	8,187	3,128
Real estate - 1-4 family mortgage
First lien	2,312	—	2,312	—
Junior lien	—	—	—	—
Home equity	—	—	—	—
Total real estate – 1-4 family mortgage	2,312	—	2,312	—
Commercial real estate - owner occupied	12,291	—	12,291	2,888
Commercial real estate - non-owner occupied
Multi family	—	—	—	—
Other	42,235	—	42,235	5,650
Total commercial real estate - non-owner occupied	42,235	—	42,235	5,650
Consumer	—	—	—	—
Loans, net of unearned income	$65,025	$39,809	$104,834	$14,687

	Collateral Type
December 31, 2025	Real Estate	Other	Total	Allowance for Credit Losses
Commercial and industrial	$—	$46,860	$46,860	$4,502
Construction and land development
Residential	2,033	—	2,033	—
Other	10,575	—	10,575	1,887
Total construction and land development	12,608	—	12,608	1,887
Real estate - 1-4 family mortgage
First lien	3,263	—	3,263	116
Junior lien	—	—	—	—
Home equity	500	—	500	—
Total real estate – 1-4 family mortgage	3,763	—	3,763	116
Commercial real estate - owner occupied	21,165	—	21,165	3,661
Commercial real estate - non-owner occupied
Multi family	—	—	—	—
Other	48,049	—	48,049	10,999
Total commercial real estate - non-owner occupied	48,049	—	48,049	10,999
Consumer	—	270	270	270
Loans, net of unearned income	$85,585	$47,130	$132,715	$21,435
The decrease in collateral dependent loans and the ACL with respect thereto since December 31, 2025 is primarily due to a decrease in the number of loans requiring individual evaluation in the Construction and Land Development, Commercial Real Estate - Owner Occupied and Commercial Real Estate - Non-owner Occupied segments.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses on Unfunded Loan Commitments
The following table provides a roll-forward of the allowance for credit losses on unfunded loan commitments for the periods presented:

Three months ended September 30,	2026	2025
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$36,316	$23,565
Provision for credit losses on unfunded loan commitments	3,200	800
Ending balance	$39,516	$24,365

Nine Months Ended September 30,	2026	2025
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$29,827	$14,943
Provision for credit losses on unfunded loan commitments	9,689	9,422
Ending balance	$39,516	$24,365
The provision for credit losses on unfunded commitments in the third quarter of 2026 was primarily driven by growth in the balance of unfunded loan commitments in the commercial construction related pool.
Note 6 – Goodwill and Other Intangible Assets
(In Thousands)
The carrying amounts of goodwill by operating segments for the nine months ended September 30, 2026 are set forth in the table below:

	Community Banks	Total
Balance at January 1, 2026	$1,405,840	$1,405,840
Acquisition of factoring business	10,871	$10,871
Other	827	827
Balance at September 30, 2026	$1,417,538	$1,417,538
The following table provides a summary of finite-lived intangible assets as of the dates presented:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2026
Core deposit intangible	$242,102	$(121,295)	$120,807
Customer relationship intangible	13,870	(6,537)	7,333
Contract-based intangible	1,800	(250)	1,550
Total finite-lived intangible assets	$257,772	$(128,082)	$129,690
December 31, 2025
Core deposit intangible	$242,102	$(97,936)	$144,166
Customer relationship intangible	7,670	(5,224)	2,446
Total finite-lived intangible assets	$249,772	$(103,160)	$146,612

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
Amortization expense for finite-lived intangible assets is presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Amortization expense for:
Core deposit intangible	$7,579	$8,412	$23,359	$17,852
Customer relationship intangible	603	262	1,313	786
Contract-based intangible	150	—	250	—
Total intangible amortization	$8,332	$8,674	$24,922	$18,638
The estimated amortization expense of finite-lived intangible assets for the five succeeding fiscal years is summarized as follows:

	Core Deposit Intangible	Customer Relationship Intangible	Contract-Based Intangible	Total
2026 (October-December)	$7,373	$580	$150	$8,103
2027	27,441	2,030	600	30,071
2028	23,337	1,664	600	25,601
2029	18,335	1,290	200	19,825
2030	15,169	883	—	16,052
Thereafter	29,152	886	—	30,038
Total	$120,807	$7,333	$1,550	$129,690

Note 7 – Mortgage Servicing Rights
(In Thousands)
There was no valuation adjustment on mortgage servicing rights (“MSRs”) during the three or nine months ended September 30, 2026 or 2025.
Changes in the Company’s MSRs were as follows:

	2026	2025
Balance at January 1	$65,271	$72,991
Sale of MSRs	—	(7,886)
Additions	8,295	7,092
Amortization	(6,437)	(6,731)
Balance at September 30	$67,129	$65,466
See Note 11, “Fair Value Measurements”, for the estimated fair value of MSRs at each balance sheet date.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
Data and key economic assumptions related to the Company’s MSRs are as follows as of the dates presented:

	September 30, 2026	December 31, 2025
Unpaid principal balance	$5,702,542	$5,648,033

Weighted-average prepayment speed (CPR)	6.73%	10.90%
Estimated impact of a 10% increase	$(2,506)	$(2,953)
Estimated impact of a 20% increase	(4,794)	(5,719)

Discount rate	9.86%	9.85%
Estimated impact of a 10% increase	$(4,636)	$(3,199)
Estimated impact of a 20% increase	(8,898)	(6,195)

Weighted-average coupon interest rate	4.71%	4.59%
Weighted-average servicing fee (basis points)	33.62	33.86
Weighted-average remaining maturity (in years)	8.6	6.8
The movement of mortgage interest rates has an inverse relationship with prepayment speeds and discount rates.
The Company recorded servicing fees of $4,092 and $2,841 for the three months ended September 30, 2026 and 2025, respectively, and $10,452 and $9,498 for the nine months ended September 30, 2026 and 2025, respectively, all of which are included in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the changes in restricted stock as of and for the nine months ended September 30, 2026:

	Performance-Based Restricted Stock	Weighted Average Grant-Date Fair Value	Time-Based Restricted Stock	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	195,347	$34.54	1,208,193	$34.48
Awarded	75,773	35.75	348,717	37.22
Vested	—	—	(417,589)	34.56
Forfeited or cancelled	(7,668)	37.05	(32,789)	35.86
Nonvested at end of period	263,452	$34.82	1,106,532	$35.27
Unrecognized stock-based compensation expense related to restricted stock totaled $20,053 at September 30, 2026. As of such date, the weighted average period over which the unrecognized expense is expected to be recognized was approximately 1.87 years.
During the nine months ended September 30, 2026, the Company reissued 219,894 shares from treasury in connection with awards of restricted stock. The Company recorded total stock-based compensation expense of $4,048 and $5,443 for the three months ended September 30, 2026 and 2025, respectively, and $13,906 and $13,527 for the nine months ended September 30, 2026 and 2025, respectively.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
There were no stock options granted or outstanding, and no compensation expense associated with options recorded, during the nine months ended September 30, 2026 or 2025.
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
The Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund residential mortgage loans. The Company also enters into forward commitments to sell residential mortgage loans to secondary market investors.
The following table provides a summary of the Company’s derivatives not designated as hedging instruments as of the dates presented:

	Balance Sheet	September 30, 2026		December 31, 2025
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate contracts	Other Assets	$1,908,166	$46,351	$1,784,028	$28,590
Interest rate lock commitments	Other Assets	50,236	581	92,881	1,419
Forward commitments	Other Assets	183,000	5,202	33,000	53
Totals		$2,141,402	$52,134	$1,909,909	$30,062
Derivative liabilities:
Interest rate contracts	Other Liabilities	$1,908,166	$46,347	$1,784,028	$28,595
Interest rate lock commitments	Other Liabilities	42,283	519	5,904	14
Forward commitments	Other Liabilities	6,000	2	196,000	593
Totals		$1,956,449	$46,868	$1,985,932	$29,202
Gains and losses included in the Consolidated Statements of Income related to the Company’s derivatives not designated as hedging instruments were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest rate lock commitments:
Included in mortgage banking income	$(1,873)	$(1,029)	$(1,343)	$944
Forward commitments:
Included in mortgage banking income	5,107	2,423	5,740	(2,129)
Total	$3,234	$1,394	$4,397	$(1,185)
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

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
income from interest rate fluctuations below the floor strike rate. The Company expects the hedges to remain effective during the remaining terms of the swaps and collars, which run through March 2032.
The following table provides a summary of the Company’s derivatives designated as cash flow hedges as of the dates presented:

	Balance Sheet	September 30, 2026		December 31, 2025
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps	Other Assets	$30,000	$1,010	$130,000	$16,907
Interest rate collars	Other Assets	—	—	450,000	129
Total		$30,000	$1,010	$580,000	$17,036
Derivative liabilities:
Interest rate swaps	Other Liabilities	$100,000	$80	$—	$—
Interest rate collars	Other Liabilities	450,000	—	—	—
Totals		$550,000	$80	$—	$—
The impact on other comprehensive income for the three months ended September 30, 2026 and 2025, is described in Note 12, “Other Comprehensive Income (Loss).” The impact on earnings is reflected in interest income on loans and interest expense on borrowings in the Consolidated Statements of Income.
Changes in the fair value of qualifying cash flow hedges are initially reported in other comprehensive income and are reclassified into earnings when the hedged cash flows affect earnings. The impact on other comprehensive income for the nine months ended September 30, 2026 and 2025 is set forth in Note 12, “Other Comprehensive Income (Loss).”
Derivatives designated as fair value hedges
The Company enters into interest rate swap agreements to manage the fair value exposure on certain of the Company’s fixed-rate subordinated notes and fixed-rate available-for-sale securities. The agreements convert a fixed rate of interest to a variable rate of interest based on SOFR by using “pay-variable, receive-fixed” or “pay-fixed, receive-variable” interest rate swaps for the subordinated notes and available-for-sale securities hedges, respectively. The Company expects the hedges to remain effective during the remaining terms of the swaps which run through September 2035.
The following table provides a summary of the Company’s derivatives designated as fair value hedges as of the dates presented:

	Balance Sheet	September 30, 2026		December 31, 2025
	Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivative assets:
Interest rate swaps - subordinated notes	Other Assets	$100,000	$131	$—	$—
Interest rate swaps - securities	Other Assets	15,395	394	—	—
Totals		$115,395	$525	$—	$—
Derivative liabilities:
Interest rate swaps - subordinated notes	Other Liabilities	$—	$—	$100,000	$12,280
Interest rate swaps - securities	Other Liabilities	67,595	437	3,430	2
Totals		$67,595	$437	$103,430	$12,282

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) Recognized in Income
	Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2026	2025	2026	2025
Derivative liabilities:
Settlement of interest rate swaps - subordinated notes	Interest Expense	$799	$1,002	$2,317	$2,889
Settlement of interest rate swaps - securities	Interest Income	(9)	19	11	19
Interest rate swaps - subordinated notes	Interest Expense	2,288	842	2,691	4,771
Interest rate swaps - securities	Interest Income	3,384	(56)	3,888	(56)
Totals		$6,462	$1,807	$8,907	$7,623
Derivative liabilities - hedged items:
Interest rate swaps - subordinated notes	Interest Expense	$(2,288)	$(842)	$(2,691)	$(4,771)
Interest rate swaps - securities	Interest Income	(3,384)	56	(3,888)	56
Totals		$(5,672)	$(786)	$(6,579)	$(4,715)
The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Item
Balance Sheet Location	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Long-term debt	$84,349	$86,911	$14,971	$12,280
Securities available for sale	44,756	17,780	3,894	6
Credit Derivatives
The Company has both bought and sold credit protection in the form of risk participation agreements. These risk participations, which meet the definition of credit derivatives, were entered into in the ordinary course of business to help the Company’s commercial customers manage their exposure to interest rate fluctuations. Risk participations for which credit protection has been purchased entitle the Company to receive a payment from the counterparty if the customer fails to make payment on any amounts due to the Company upon early termination of the swap transaction. The risk participation agreements bought by the Company have a notional amount of $72,770 and maturities between 2028 and 2032. For contracts where the Company sold credit protection, it would be required to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction. The Company’s sold risk participation agreements have a notional amount of $309,171 and maturities between 2026 and 2032.
The maximum potential amount of future payments under these risk participation agreements as of September 30, 2026 was approximately $7,458. This scenario would occur if variable interest rates were at zero percent and all counterparties defaulted with zero recovery. The fair value of risk participation agreements at September 30, 2026 and 2025 was immaterial.
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

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
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

	Offsetting Derivative Assets		Offsetting Derivative Liabilities
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Gross amounts recognized	$46,977	$21,867	$379	$17,650
Gross amounts offset in the Consolidated Balance Sheets	—	—	—	—
Net amounts presented in the Consolidated Balance Sheets	46,977	21,867	379	17,650
Gross amounts not offset in the Consolidated Balance Sheets
Financial instruments - derivative assets available for offset	379	17,110	379	17,110
Financial collateral (cash) pledged	35,500	—	—	20
Net amounts	$11,098	$4,757	$—	$520

Note 10 – Income Taxes

The effective tax rate was 20.14% and 21.23% for the nine months ended September 30, 2026 and 2025, respectively. The Company calculates the provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income and then adjusting for discrete items that occurred during the period. The decrease in the effective tax rate over the comparative period was caused primarily by the Company’s continued investments in tax credits.
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
Recurring Fair Value Measurements
The Company carries certain assets and liabilities at fair value on a recurring basis in accordance with applicable standards. The Company’s recurring fair value measurements are based on the requirement to carry such assets and liabilities at fair value or the Company’s election to carry certain eligible assets at fair value. Assets and liabilities that are required to be carried at fair value on a recurring basis include securities available for sale, derivative instruments and contingent consideration. The Company has elected to carry mortgage loans held for sale and certain equity investments at fair value on a recurring basis as permitted under the guidance in ASC 825, “Financial Instruments” (“ASC 825”).
The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets and liabilities that are measured on a recurring basis:
Securities available for sale: Securities available for sale consist primarily of debt securities, such as obligations of U.S. Government agencies and corporations, obligations of states and political subdivisions and mortgage-backed securities. Where quoted market prices in active markets are available, securities are classified within Level 1 of the fair value hierarchy. If quoted prices from active markets are not available, fair values are based on quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active, or model-based valuation techniques where all significant assumptions are observable in the market. Such instruments are classified within Level 2 of the fair value hierarchy. All Level 2 securities, including obligations of states and political subdivisions, mortgage-backed securities and other debt securities, are valued using model-based valuation techniques where all significant

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
assumptions are observable. When assumptions used in model-based valuation techniques are not observable in the market, the assumptions used by management reflect estimates of assumptions used by other market participants in determining fair value. When there is limited transparency around the inputs to the valuation, the instruments are classified within Level 3 of the fair value hierarchy.
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
Equity investments: The Company owns an interest in an open-ended mutual fund with a published daily net asset value which investors can freely subscribe to or redeem from; therefore, the equity interest is recorded at fair value and classified within Level 1 of the fair value hierarchy. Additionally, the Company has elected to account for its investments in licensed Small Business Investment Companies and fintech funds, which are “investment companies” within the scope of ASC 946, “Investment Companies,” under the fair value option utilizing net asset value (“NAV”) as a practical expedient, and therefore has not included these investments in the fair value hierarchy. Lastly, the Company owns an equity interest in a limited partnership that invests in rental real estate, which the Company has elected to record the investment at fair value under the fair value option. The investment manager provides the Company with a quarterly valuation of the Company’s equity interest. This valuation is derived primarily from estimated capitalization rates of the underlying real estate investments, which are unobservable inputs. Therefore, this investment is included in Level 3 of the fair value hierarchy.
Contingent consideration: The Company, from time to time, may acquire a business with a portion of the consideration to be paid to the seller contingent on a future event occurring (for example, based on a certain level of profitability or a certain level of loan growth being achieved by the acquired business). Generally, this type of contingent consideration is classified as a liability. The Company values liability-classified contingent consideration using a discounted scenario-based methodology. Since this methodology is based on unobservable inputs, contingent consideration is categorized within Level 3 of the fair value hierarchy.
The following tables present assets and liabilities that are measured at fair value on a recurring basis as of the dates presented:

	Level 1	Level 2	Level 3	Totals
September 30, 2026
Financial assets:
Securities available for sale	$—	$2,835,332	$—	$2,835,332
Derivative instruments	—	53,669	—	53,669
Mortgage loans held for sale in loans held for sale	—	200,709	—	200,709
Equity investments	16,262	—	19,416	35,678
Total financial assets	$16,262	$3,089,710	$19,416	$3,125,388
Financial liabilities:
Contingent consideration	$—	$—	$6,327	$6,327
Derivative instruments	—	47,385	—	47,385
Total financial liabilities	$—	$47,385	$6,327	$53,712

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Totals
December 31, 2025
Financial assets:
Securities available for sale	$—	$2,560,818	$—	$2,560,818
Derivative instruments	—	47,098	—	47,098
Mortgage loans held for sale in loans held for sale	—	265,959	—	265,959
Total financial assets	$—	$2,873,875	$—	$2,873,875
Financial liabilities:
Derivative instruments	$—	$41,484	$—	$41,484

At September 30, 2026, equity investments totaling $15,424 have been excluded from the table above as they are valued based on NAV as a practical expedient.
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. Transfers between levels of the hierarchy are deemed to have occurred at the end of period. There were no such transfers between levels of the fair value hierarchy during the nine months ended September 30, 2026.
The following table presents information as of September 30, 2026 about significant unobservable inputs (Level 3) used in the valuation of assets and liabilities measured at fair value on a recurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Inputs
Equity investments	$19,416	Real estate appraisal	Market capitalization rates	5.5% to 6.5% (range) 6.02% (weighted average)
Contingent consideration	$6,327	Discounted scenario-based probability-weighted cash flow	Probability of growth scenarios in factoring business	2% - 51% (range) 43% (weighted average)
For the nine months ended September 30, 2026 and 2025, respectively, there were no significant gains or losses included in earnings that were attributable to the change in unrealized gains or losses related to assets or liabilities held at the end of each respective period that were measured on a recurring basis using significant unobservable inputs. The weighted averages for the contingent consideration and equity investments were calculated using a weighting based on relative fair value.
Uncertainty of Fair Value Measurements from Unobservable Inputs
For the contingent consideration, a significant contraction of factoring relationships resulting from the acquired factoring business described in Note 2, “Mergers and Acquisitions,” may cause a significant decrease in contingent consideration. A significant increase in the factoring relationships would not have a meaningful impact to the contingent consideration payable. For the real estate limited partnership equity investment, significant fluctuations in the real estate market could cause an increase or decrease to the capitalization rates used for the valuation. However, given the size of the Company’s investment, any reasonably possible fluctuation is not expected to have a material impact on the fair value of the Company’s investment.

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

September 30, 2026	Level 1	Level 2	Level 3	Totals
Collateral dependent loans	$—	$—	$28,699	$28,699
OREO	—	—	873	873
Total	$—	$—	$29,572	$29,572

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

December 31, 2025	Level 1	Level 2	Level 3	Totals
Collateral dependent loans	$—	$—	$87,680	$87,680
OREO	—	—	$3,538	3,538
Total	$—	$—	$91,218	$91,218

The following methods and assumptions are used by the Company to estimate the fair values of the Company’s financial assets measured on a nonrecurring basis:
Collateral dependent loans: Loans that do not share similar risk characteristics and cannot be evaluated on a collective (pool) basis are individually evaluated for credit losses each quarter taking into account the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets such as equipment, inventory and accounts receivable. The fair value of real estate is determined based on appraisals by qualified licensed appraisers. The fair value of the business assets is generally based on qualified independent valuations. For smaller business assets, they are typically valued based on internal valuations or based on valuations in the business’s financial statements. Appraised and reported values may be adjusted based on changes in market conditions from the time of valuation and management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3.
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
The following table presents, as of the dates presented, OREO measured at fair value on a nonrecurring basis that was still held on the Consolidated Balance Sheets at period-end:

	September 30, 2026	December 31, 2025
Carrying amount prior to remeasurement	$1,124	$4,182
Impairment recognized in results of operations	(251)	(644)
Fair value	$873	$3,538
Mortgage servicing rights: Mortgage servicing rights are carried at the lower of amortized cost or fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. Because these factors are not all observable and include management’s assumptions, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. Mortgage servicing rights were carried at amortized cost at September 30, 2026 and December 31, 2025. There were no valuation adjustments on MSRs during the nine months ended September 30, 2026 or 2025.
The following table presents information as of September 30, 2026 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

Financial instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Inputs
Collateral dependent loans, net of allowance for credit losses	$28,699	Appraised value of collateral less estimated costs to sell	Estimated costs to sell	10%
OREO	$873	Appraised value of property less estimated costs to sell	Estimated costs to sell	10%
Fair Value Option
The Company has elected to measure all mortgage loans held for sale at fair value under the fair value option as permitted under ASC 825. Electing to measure these assets at fair value reduces certain timing differences and better matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them.

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
A net loss of $6,562 and net gain of $4,503 resulting from fair value changes of these mortgage loans were recorded in income during the nine months ended September 30, 2026 and 2025, respectively. These amounts do not reflect changes in fair values of related derivative instruments used to economically hedge exposure to market-related risks associated with these mortgage loans. The change in fair value of both mortgage loans held for sale and the related derivative instruments are recorded in “Mortgage banking income” in the Consolidated Statements of Income.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2026 and December 31, 2025:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2026
Mortgage loans held for sale measured at fair value	$200,709	$202,153	$(1,444)

December 31, 2025
Mortgage loans held for sale measured at fair value	$265,959	$260,841	$5,118
The Company has also elected to measure certain equity investments at fair value under the fair value option using Level 3 inputs to mitigate volatility in reported earnings caused by changes in fair value and to better align them with other equity investments that are measured using NAV as a practical expedient in determining fair value. Equity investments are reported as a component of “Other assets” in the Consolidated Balance Sheets, and changes in fair value are reported in “Other noninterest income” in the Consolidated Statements of Income.
Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments, including those assets and liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis, were as follows as of the dates presented:

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value
As of September 30, 2026	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$734,518	$734,518	$—	$—	$734,518
Securities held to maturity	956,981	—	845,684	—	845,684
Securities available for sale	2,835,332	—	2,835,332	—	2,835,332
Loans held for sale	200,709	—	200,709	—	200,709
Loans, net	19,456,025	—	—	19,376,798	19,376,798
Mortgage servicing rights	67,129	—	—	102,429	102,429
Derivative instruments	53,669	—	53,669	—	53,669
Equity investments	35,678	16,262	—	19,416	35,678
Financial liabilities
Deposits	$21,627,858		$21,613,858	$—	$21,613,858
Short-term borrowings	806,481	—	806,481	—	806,481
Junior subordinated debentures	141,460	—	126,976	—	126,976
Subordinated notes	613,374	—	608,656	—	608,656
Derivative instruments	47,385	—	47,385	—	47,385
Contingent consideration	6,327	—	—	6,327	6,327

		Fair Value
As of December 31, 2025	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,070,718	$1,070,718	$—	$—	$1,070,718
Securities held to maturity	1,030,073	—	961,870	—	961,870
Securities available for sale	2,560,818	—	2,560,818	—	2,560,818
Loans held for sale	265,959	—	265,959	—	265,959
Loans, net	18,753,084	—	—	18,689,957	18,689,957
Mortgage servicing rights	65,271	—	—	80,537	80,537
Derivative instruments	47,098	—	47,098	—	47,098
Financial liabilities
Deposits	$21,473,070	$—	$21,465,168	$—	$21,465,168
Short-term borrowings	555,774	—	555,774	—	555,774
Junior subordinated debentures	140,632	—	126,976	—	126,976
Subordinated notes	359,124	—	352,616	—	352,616
Derivative instruments	41,484	—	41,484	—	41,484

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)
Note 12 – Other Comprehensive Income (Loss)
(In Thousands)
Changes in the components of other comprehensive (loss) income were as follows for the periods presented:

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Amortization of unrealized holding losses on securities transferred to held to maturity	Unrealized Holding Gains (Losses) on Derivative Instruments	Defined Benefit Pension and Post-retirement Benefit Plans	Total
Three months ended September 30, 2026
Beginning balance	$(75,221)	$(36,544)	$14,340	$(6,243)	$(103,668)
Other comprehensive (loss) income before reclassification	(86,025)	2,613	6,054	74	(77,284)
Amounts reclassified from accumulated other comprehensive income	—	—	866	—	866
Tax expense (benefit)	21,795	(669)	(1,767)	(18)	19,341
Net other comprehensive (loss) income	(64,230)	1,944	5,153	56	(57,077)
Ending balance	$(139,451)	$(34,600)	$19,493	$(6,187)	$(160,745)
Three months ended September 30, 2025
Beginning balance	$(77,161)	$(44,667)	$14,742	$(6,955)	$(114,041)
Other comprehensive income (loss) before reclassification	15,441	3,005	(20)	99	18,525
Amounts reclassified from accumulated other comprehensive income	—	—	(1,356)	—	(1,356)
Tax (benefit) expense	(3,856)	(768)	350	(24)	(4,298)
Net other comprehensive income (loss)	11,585	2,237	(1,026)	75	12,871
Ending balance	$(65,576)	$(42,430)	$13,716	$(6,880)	$(101,170)

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Amortization of unrealized holding losses on securities transferred to held to maturity	Unrealized Holding Gains (Losses) on Derivative Instruments	Defined Benefit Pension and Post-retirement Benefit Plans	Total
Nine months ended September 30, 2026
Beginning balance	$(56,542)	$(40,435)	$13,598	$(6,353)	$(89,732)
Other comprehensive (loss) income before reclassification	(111,111)	7,843	5,368	222	(97,678)
Amounts reclassified from accumulated other comprehensive income	—	—	2,549	—	2,549
Tax expense (benefit)	28,202	(2,008)	(2,022)	(56)	24,116
Net other comprehensive (loss) income	(82,909)	5,835	5,895	166	(71,013)
Ending balance	$(139,451)	$(34,600)	$19,493	$(6,187)	$(160,745)
Nine months ended September 30, 2025
Beginning balance	$(103,889)	$(49,045)	$17,429	$(7,103)	$(142,608)
Other comprehensive income (loss) before reclassification	51,168	8,889	(5,501)	298	54,854
Amounts reclassified from accumulated other comprehensive income	—	—	513	—	513
Tax (benefit) expense	(12,855)	(2,274)	1,275	(75)	(13,929)
Net other comprehensive income (loss)	38,313	6,615	(3,713)	223	41,438
Ending balance	$(65,576)	$(42,430)	$13,716	$(6,880)	$(101,170)

The table below presents the reclassifications from accumulated other comprehensive income, net of tax, for the periods presented:

	Amount Reclassified from Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Income Component	2026	2025	2026	2025	Income Statement Line Item Affected
Gains (losses) on derivative instruments	$866	$(1,356)	$2,549	$513	Interest income
Tax (benefit) expense	(221)	347	(651)	(130)	Income taxes
Net of tax	645	$(1,009)	1,898	383
Total reclassifications for the period, net of tax	$645	$(1,009)	$1,898	$383

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

	Three Months Ended
	September 30,
	2026	2025
Basic
Net income applicable to common stock	$78,949	$59,788
Average common shares outstanding	90,925,375	94,623,551
Net income per common share - basic	$0.87	$0.63
Diluted
Net income applicable to common stock	$78,949	$59,788
Average common shares outstanding	90,925,375	94,623,551
Effect of dilutive stock-based compensation	631,707	661,052
Average common shares outstanding - diluted	91,557,082	95,284,603
Net income per common share - diluted	$0.86	$0.63

	Nine Months Ended
	September 30,
	2026	2025
Basic
Net income applicable to common stock	$254,268	$102,324
Average common shares outstanding	92,079,661	84,403,694
Net income per common share - basic	$2.76	$1.21
Diluted
Net income applicable to common stock	$254,268	$102,324
Average common shares outstanding	92,079,661	84,403,694
Effect of dilutive stock-based compensation	581,539	530,696
Average common shares outstanding - diluted	92,661,200	84,934,390
Net income per common share - diluted	$2.74	$1.20
Stock-based compensation awards that could potentially dilute basic net income per common share in the future that were not included in the computation of diluted net income per common share due to their anti-dilutive effect were as follows for the periods presented:

	Three Months Ended
	September 30,
	2026	2025
Number of shares	—	1,000

	Nine Months Ended
	September 30,
	2026	2025
Number of shares	7,088	1,794

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
In order to give the CODM a more precise indication of the income and expenses controlled by each segment, the results of operations for each segment reflect its own direct revenues and expenses. Indirect revenues and expenses, including but not limited to income from the Company’s investment portfolio, as well as certain costs associated with data processing and back office functions, primarily support the operations of the community banks and, therefore, are included in the results of the Community Banks segment. Included in “Other” are the operations of the holding company and other eliminations that are necessary for purposes of reconciling to the consolidated amounts. Accounting policies for each segment are the same as those described in Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The following tables provide financial information for the Company’s operating segments as of and for the periods presented:

	Community Banks	Wealth Management	Total Segments	Other	Consolidated
Three months ended September 30, 2026
Total interest income	$347,301	$13	$347,314	$21	$347,335
Total interest expense	111,703	—	111,703	11,943	123,646
Net interest income (loss)	$235,598	$13	$235,611	$(11,922)	$223,689
Provision for credit losses	13,305	—	13,305	—	13,305
Noninterest income	37,289	10,362	47,651	1,624	49,275
Salaries and employee benefits	89,276	5,178	94,454	1,417	95,871
Net occupancy and equipment	17,683	243	17,926	90	18,016
Other segment expenses(1)	43,677	2,070	45,747	700	46,447
Income (loss) before income taxes	$108,946	$2,884	$111,830	$(12,505)	$99,325
Income tax expense (benefit)	23,383	174	23,557	(3,181)	20,376
Net income (loss)	$85,563	$2,710	$88,273	$(9,324)	$78,949
Total assets	$27,496,196	$9,152	$27,505,348	$12,833	$27,518,181
Goodwill	1,417,538	—	1,417,538	—	1,417,538

Renasant Corporation
Notes to Consolidated Financial Statements (Unaudited)

	Community Banks	Wealth Management	Total Segments	Other	Consolidated
Three months ended September 30, 2025
Total interest income	$351,075	$—	$351,075	$23	$351,098
Total interest expense	119,100	—	119,100	8,478	127,578
Net interest income (loss)	$231,975	$—	$231,975	$(8,455)	$223,520
Provision for credit losses	10,450	—	10,450	—	10,450
Noninterest income (loss)	35,656	10,861	46,517	(491)	46,026
Salaries and employee benefits	94,288	4,694	98,982	—	98,982
Net occupancy and equipment	18,132	249	18,381	34	18,415
Other segment expenses(2)	62,834	3,144	65,978	455	66,433
Income (loss) before income taxes	$81,927	$2,774	$84,701	$(9,435)	$75,266
Income tax expense (benefit)	17,698	198	17,896	(2,418)	15,478
Net income (loss)	$64,229	$2,576	$66,805	$(7,017)	$59,788
Total assets	$26,715,563	$7,031	$26,722,594	$3,571	$26,726,165
Goodwill	1,411,711	—	1,411,711	—	1,411,711

	Community Banks	Wealth Management	Total Segments	Other	Consolidated
Nine months ended September 30, 2026
Total interest income	$1,025,795	$40	$1,025,835	$60	$1,025,895
Total interest expense	326,688	—	326,688	29,205	355,893
Net interest income (loss)	$699,107	$40	$699,147	$(29,145)	$670,002
Provision for credit losses	25,184	—	25,184	—	25,184
Noninterest income (loss)	114,935	30,416	145,351	5,386	150,737
Salaries and employee benefits	264,771	15,068	279,839	4,009	283,848
Net occupancy and equipment	53,061	740	53,801	264	54,065
Other segment expenses(1)	131,575	5,849	137,424	1,826	139,250
Income (loss) before income taxes	$339,451	$8,799	$348,250	$(29,858)	$318,392
Income tax expense (benefit)	71,117	644	71,761	(7,637)	64,124
Net income (loss)	$268,334	$8,155	$276,489	$(22,221)	$254,268
Total assets	$27,496,196	$9,152	$27,505,348	$12,833	$27,518,181
Goodwill	1,417,538	—	1,417,538	—	1,417,538

	Community Banks	Wealth Management	Total Segments	Other	Consolidated
Nine months ended September 30, 2025
Total interest income	$915,257	$—	$915,257	69	$915,326
Total interest expense	314,976	—	314,976	23,774	338,750
Net interest income (loss)	$600,281	$—	$600,281	$(23,705)	$576,576
Provision for credit losses	96,522	—	96,522	—	96,522
Noninterest income (loss)	106,441	25,742	132,183	(1,428)	130,755
Salaries and employee benefits	258,427	12,054	270,481	—	270,481
Net occupancy and equipment	46,794	667	47,461	67	47,528
Other segment expenses(2)	156,796	5,248	162,044	857	162,901
Income (loss) before income taxes	$148,183	$7,773	$155,956	$(26,057)	$129,899
Income tax expense (benefit)	33,818	435	34,253	(6,678)	27,575
Net income (loss)	$114,365	$7,338	$121,703	$(19,379)	$102,324
Total assets	$26,715,563	$7,031	$26,722,594	$3,571	$26,726,165
Goodwill	1,411,711	—	1,411,711	—	1,411,711

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

Recent Developments
Pending Acquisition of Commercial
On October 27, 2026, Renasant entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Commercial Holding Company, Inc. (“Commercial”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Commercial will merge with and into Renasant (the “Merger”), with Renasant continuing as the surviving corporation in the Merger. Immediately following the Merger, Commercial’s wholly owned bank subsidiary, Commercial Bank, will merge with and into Renasant Bank with the Bank continuing as the surviving bank in the bank merger. The Merger Agreement was unanimously approved by the Board of Directors of each of Renasant and Commercial, and the Merger is expected to close in the first quarter of 2027. Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of Commercial shareholders. For more information about the pending acquisition, see Note 2, “Mergers and Acquisitions,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements, in this report.
Financial Condition
The following discussion provides details regarding the changes in significant balance sheet accounts at September 30, 2026 compared to December 31, 2025:
Assets

Assets	September 30, 2026	December 31, 2025	$ Change	% Change
Cash and cash equivalents	$734,518	$1,070,718	$(336,200)	(31.4)%
Securities held to maturity, at amortized cost	956,981	1,030,073	(73,092)	(7.1)
Securities available for sale, at fair value	2,835,332	2,560,818	274,514	10.7
Loans held for sale, at fair value	200,709	265,959	(65,250)	(24.5)
Loans held for investment	19,752,119	19,047,039	705,080	3.7
Allowance for credit losses	(296,094)	(293,955)	(2,139)	0.7
Loans, net	19,456,025	18,753,084	702,941	3.7
Premises and equipment	465,502	465,141	361	0.1
Other real estate owned, net	15,662	15,191	471	3.1
Goodwill	1,417,538	1,405,840	11,698	0.8
Other intangible assets, net	129,690	146,612	(16,922)	(11.5)
Bank-owned life insurance	498,298	492,541	5,757	1.2
Mortgage servicing rights, net	67,129	65,271	1,858	2.8
Other assets	740,797	480,178	260,619	54.3
Total assets	$27,518,181	$26,751,426	$766,755	2.9%
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

	September 30, 2026		December 31, 2025
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of states and political subdivisions	$563,372	14.86%	$552,209	15.38%
Mortgage-backed securities	2,870,928	75.70	2,642,946	73.60
Other debt securities	358,045	9.44	395,768	11.02
	$3,792,345	100.00%	$3,590,923	100.00%
Allowance for credit losses - held to maturity securities	(32)		(32)
Securities, net of allowance for credit losses	$3,792,313		$3,590,891
The Company purchased $738,290 and $1,058,969 in investment securities during the nine months ended September 30, 2026 and 2025, respectively.
Proceeds from maturities, calls and principal payments on securities during the first nine months of 2026 totaled $437,939. Proceeds from the maturities, calls and principal payments on securities during the first nine months of 2025 totaled $282,347. No gain or loss on sales of securities was recorded in the first nine months of 2026 or 2025.
During the third quarter of 2022, the Company transferred, at fair value, $882,927 of securities from the available for sale portfolio to the held to maturity portfolio as the Company has the intent and ability to hold these securities until their maturity. The related net unrealized losses of $99,675 (after tax losses of $74,307) remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, offsetting the related amortization of discount on the transferred securities. At September 30, 2026, the net unrealized after tax losses remaining to be amortized in accumulated other comprehensive income (loss) was $34,600. No gains or losses were recognized at the time of transfer.
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
Loans
The table below sets forth the balance of loans outstanding, net of unearned income and excluding loans held for sale, by loan type and the percentage of each loan type to total loans as of the dates presented:

	September 30, 2026		December 31, 2025
	Total Loans	Percentage of Total Loans	Total Loans	Percentage of Total Loans
Commercial and industrial	$3,150,897	15.95%	$2,818,326	14.79%
Construction and land development
Residential	396,732	2.01%	382,773	2.01%
Other	1,715,291	8.68%	1,522,863	8.00%
Total construction and land development	2,112,023	10.69	1,905,636	10.01%
Real estate – 1-4 family mortgage:
First lien	3,858,628	19.54%	3,844,097	20.18%
Junior lien	51,989	0.26%	52,943	0.28%
Home equity	722,101	3.66%	737,993	3.87%
Total real estate – 1-4 family mortgage	4,632,718	23.46	4,635,033	24.33%
Commercial real estate - owner occupied	3,388,836	17.16	3,334,664	17.51%
Commercial real estate - non-owner occupied
Multi family	1,250,182	6.33%	1,392,779	7.31%
Other	5,122,865	25.93%	4,852,701	25.48%
Total commercial real estate - non-owner occupied	6,373,047	32.26%	6,245,480	32.79
Consumer	94,598	0.48%	107,900	0.57%
Total loans, net of unearned income	$19,752,119	100.00%	$19,047,039	100.00%
Loan concentrations are considered to exist when there are loans to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2026, there were no concentrations of loans exceeding 10% of total loans other than loans disclosed in the table above. As the above table demonstrates, the Commercial Real Estate - Non-Owner Occupied segment was our largest concentration of loans at September 30, 2026 and December 31, 2025. The following tables provide additional detail, broken down by collateral type, about the segments within this loan category as of the dates presented:

	September 30, 2026
	Balance	Average Loan Size	Percentage of Total Loans	Weighted-Average Loan-to-Value	Percentage 30-89 Days Past Due	Percentage Non-performing
Hotels	$758,586	$4,740	3.83%	56%	—%	—%
Self Storage	604,283	3,224	3.06	57	—	—
Multi Family	1,250,182	2,453	6.33	54	0.03	0.05
Office - Medical	425,922	2,205	2.16	56	—	—
Office - Non-Medical	419,749	880	2.13	55	0.07	3.02
Retail	1,421,651	1,577	7.20	56	0.01	0.15
Senior Housing	258,802	5,592	1.31	59	—	8.69
Warehouse/Industrial	1,054,606	2,633	5.34	54	—	0.71
Other	179,266	1,389	0.90	53	3.19	0.25
Total Commercial Real Estate - Non-Owner Occupied Loans	$6,373,047	$2,104	32.26%	55%	0.10%	0.72%

	December 31, 2025
	Balance	Average Loan Size	Percentage of Total Loans	Weighted-Average Loan-to-Value	Percentage 30-89 Days Past Due	Percentage Non-performing
Hotels	$723,192	$4,464	3.80%	53%	—%	—%
Self Storage	576,371	3,050	3.03	54	—	—
Multi-Family	1,392,872	2,628	7.31	53	—	0.06
Office - Medical	394,098	1,932	2.07	53	—	—
Office - Non-Medical	462,970	899	2.43	55	0.10	6.72
Retail	1,316,183	1,339	6.91	55	0.14	0.02
Senior Housing	301,598	5,484	1.58	58	0.37	3.71
Warehouse/Industrial	904,672	2,320	4.75	51	0.85	—
Other	173,524	1,205	0.91	54	0.29	—
Total Commercial Real Estate - Non-Owner Occupied Loans	$6,245,480	$1,969	32.79%	54%	0.19%	0.69%
Note: Weighted-average loan-to-value is calculated using the most recent appraisal available.
Other Assets
The increase in other assets at September 30, 2026 as compared to December 31, 2025 is primarily due to higher investments in low-income housing tax credits as well as increased holdings of Federal Reserve Bank stock.
Deposits

Deposits	September 30, 2026	December 31, 2025	$ Change	% Change
Noninterest-bearing deposits	$5,001,023	$5,043,960	$(42,937)	(0.9)%
Interest-bearing deposits	16,626,835	16,429,110	197,725	1.2
Total deposits	$21,627,858	$21,473,070	$154,788	0.7%
The Company relies on deposits as its primary source of funds. Management continues to focus on growing and maintaining a stable source of funding, specifically noninterest-bearing deposits and other core deposits (that is, deposits excluding brokered deposits). Noninterest-bearing deposits represented 23.12% of total deposits at September 30, 2026, as compared to 23.49% of total deposits at December 31, 2025. Under certain circumstances, management may elect to acquire non-core deposits (in the form of brokered deposits) or public fund deposits (which are deposits of counties, municipalities, public universities and other political subdivisions). The source of funds that we select depends on the terms of the deposits and how those terms assist us in mitigating interest rate risk, maintaining our liquidity position and managing our net interest margin; business factors, described in the following paragraph, may lead us to obtain public fund deposits. Accordingly, funds are acquired to meet anticipated funding needs at the rate and with other terms that, in management’s view, best address our interest rate risk, liquidity and net interest margin parameters. During the third quarter, the Company grew core deposits by $387 million from its consumer and commercial customers, which allowed the Company to improve the mix of its deposit base and reduce higher cost interest bearing deposits and public funds by $460 million.
Public fund deposits may be readily obtained based on the Company’s pricing bid in comparison with competitors’. Because public fund deposits are obtained through a bid process, these deposit balances may fluctuate as competitive and market forces change. Although the Company has focused on growing stable sources of deposits to reduce reliance on public fund deposits, it participates in the bidding process for such deposits when pricing and other terms make it reasonable given market conditions or when management perceives that other factors, such as the public entity’s use of our treasury management or other products and services, make such participation advisable. Our public fund deposits are principally obtained from public universities and municipalities, including school boards and utilities. Public fund deposits were $3,582,412 and $3,784,489 at September 30, 2026 and December 31, 2025, respectively.
Borrowed Funds

Borrowed Funds	September 30, 2026	December 31, 2025	$ Change	% Change
Short-term borrowings	$806,481	$555,774	$250,707	45.1%
Long-term debt	754,834	499,756	255,078	51.0
Total borrowings	$1,561,315	$1,055,530	$505,785	47.9%
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

Short-Term Borrowings	September 30, 2026	December 31, 2025
Security repurchase agreements	$6,481	$5,774
Short-term borrowings from the FHLB	800,000	550,000
Total short-term borrowings	$806,481	$555,774
The Company increased its short-term advances from the FHLB in the third quarter of 2026 to support the significant loan growth experienced during the third quarter.
The following table presents our long-term debt by type as of the dates presented:

Long-Term Debt	September 30, 2026	December 31, 2025
Junior subordinated debentures	$141,460	$140,632
Subordinated notes	613,374	359,124
Total long-term debt	$754,834	$499,756
Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits (which has not been the case in recent periods). Advances from the FHLB are collateralized by a blanket lien on the Bank’s loans. No long-term FHLB advances were outstanding as of September 30, 2026 or December 31, 2025. The Company had $5,139,372 available on unused lines of credit with the FHLB at September 30, 2026, as compared to $5,574,759 at December 31, 2025. The Company also had credit available at the Federal Reserve Discount Window in the amount of $1,184,639.
The Company has issued subordinated notes, and the Company owns the outstanding common securities of business trusts that issued corporation-obligated mandatorily redeemable preferred capital securities to third-party investors, the proceeds of which were used to buy floating rate junior subordinated debentures issued by the Company (or by companies that the Company subsequently acquired). During the second quarter of 2026, the Company completed a subordinated debt offering, issuing $300,000 aggregate principal amount of 6.25% Fixed-to-Floating Rate Subordinated Notes due 2036 (the “2036 Notes”). Furthermore, on September 1, 2026, the Company redeemed $40,000 of its 5.5% fixed-to-floating rate notes due September 2031. The proceeds generated by the Company’s subordinated notes and trust preferred securities transactions, including the proceeds of the 2036 Notes, have been used for general corporate purposes, including providing capital to support the Company’s growth organically or through strategic acquisitions, repaying indebtedness and financing investments and capital expenditures, and for investments in Renasant Bank (sometimes referred to herein as the “Bank”) as regulatory capital. The subordinated notes and trust preferred securities qualify as Tier 2 capital under current regulatory guidelines.
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

The Company’s acquisition of The First on April 1, 2025 had a significant impact on our results of operations for the nine months ended September 30, 2026 as compared to the same period in 2025, and is the primary driver of the nine-month period-over-period changes noted throughout this section.
Net Income

	Three months ended September 30,
Net Income and Earnings per Share	2026	2025	$ Change	% Change
Net income	$78,949	$59,788	$19,161	32.0%
Basic earnings per share	0.87	0.63	0.24	38.1
Diluted earnings per share	0.86	0.63	0.23	36.5

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Net income	$254,268	$102,324	$151,944	148.5%
Basic earnings per share	2.76	1.21	1.55	128.1
Diluted earnings per share	2.74	1.20	1.54	128.3
From time to time, the Company incurs expenses and charges or recognizes valuation adjustments in connection with certain transactions with respect to which management is unable to accurately predict when these items will be incurred or, when incurred, the amount of such items. There were no such items incurred in the three and nine months ended September 30, 2026. The following table presents the impact of these items on reported earnings per share (“EPS”) for the three and nine months ended September 30, 2025:

	Three Months Ended
	September 30, 2026			September 30, 2025
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion related expenses	$—	$—	$—	$(17,494)	$(13,129)	$(0.14)

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Pre-tax	After-tax	Impact to Diluted EPS	Pre-tax	After-tax	Impact to Diluted EPS
Merger and conversion related expenses	$—	$—	$—	$(38,764)	$(29,561)	$(0.35)
Day 1 acquisition provision	—	—	—	(66,612)	(50,026)	(0.59)
Gain on sale of MSR	—	—	—	1,467	1,102	0.01
Net Interest Income
Net interest income, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of our net income, comprising 82.27% of total revenue (i.e., net interest income on a fully taxable equivalent basis and noninterest income) for the third quarter of 2026 and 81.96% of total revenue for the first nine months of 2026. Changes in net interest income are driven by fluctuations in the volume, mix and repricing of assets and liabilities.

	Three months ended September 30,
Net Interest Income (tax equivalent basis)	2026	2025	$ Change	% Change
Loans	$307,885	$312,785	$(4,900)	(1.6)%
Securities	34,441	30,217	4,224	14.0
Other	5,009	8,096	(3,087)	(38.1)
Total interest income	$347,335	$351,098	$(3,763)	(1.1)%
Deposits	107,022	115,573	(8,551)	(7.4)
Borrowings	16,624	12,005	4,619	38.5
Total interest expense	$123,646	$127,578	$(3,932)	(3.1)%
Net interest income	$223,689	$223,520	$169	0.1%

Net interest income (tax equivalent basis)	$228,601	$228,131	$470	0.2%

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Loans	$905,833	$818,792	$87,041	10.6%
Securities	102,367	70,742	31,625	44.7
Other	17,695	25,792	(8,097)	(31.4)
Total interest income	$1,025,895	$915,326	$110,569	12.1%
Deposits	317,280	306,880	10,400	3.4
Borrowings	38,613	31,870	6,743	21.2
Total interest expense	$355,893	$338,750	$17,143	5.1%
Net interest income	$670,002	$576,576	$93,426	16.2%

Net interest income (tax equivalent basis)	684,682	588,280	96,402	16.4%
The following tables set forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or interest paid and the average yield or average rate paid on each such category on a tax-equivalent basis for the periods presented:

	Three Months Ended September 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Loans held for investment	$19,417,475	$308,666	6.31%	$18,750,715	$311,903	6.60%
Loans held for sale	195,976	2,983	6.09	290,756	4,675	6.43
Securities:
Taxable	3,490,630	31,012	3.55	3,243,693	27,107	3.34
Tax-exempt(1)	454,557	4,577	4.03	428,252	3,928	3.67
Interest-bearing balances with banks	557,301	5,009	3.57	814,103	8,096	3.95
Total interest-earning assets	24,115,939	352,247	5.80	23,527,519	355,709	6.01
Cash and due from banks	243,532			306,847
Intangible assets	1,551,577			1,578,846
Other assets	1,187,852			1,043,384
Total assets	$27,098,900			$26,456,596
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$11,284,644	$70,759	2.49%	$11,521,433	$82,080	2.83%
Savings deposits	1,300,364	978	0.30	1,299,396	943	0.29
Time deposits	3,908,181	35,285	3.58	3,398,402	32,550	3.80
Total interest-bearing deposits	16,493,189	107,022	2.57	16,219,231	115,573	2.83
Borrowed funds	1,362,872	16,624	4.86	961,980	12,005	4.97
Total interest-bearing liabilities	17,856,061	123,646	2.75	17,181,211	127,578	2.95
Noninterest-bearing deposits	5,058,509			5,226,588
Other liabilities	303,699			253,801
Shareholders’ equity	3,880,631			3,794,996
Total liabilities and shareholders’ equity	$27,098,900			$26,456,596
Net interest income/net interest margin		$228,601	3.77%		$228,131	3.85%
(1)U.S. Government and some U.S. Government Agency securities are tax-exempt in the states in which the Company operates.
(2)Interest-bearing demand deposits include interest-bearing transactional accounts and money market deposits.

	Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans held for investment	$19,172,292	$907,903	6.33%	$16,743,048	$816,241	6.52%
Loans held for sale	210,267	9,188	5.83	260,172	12,322	6.32
Securities:
Taxable	3,448,380	89,564	3.46	2,749,580	62,995	3.05
Tax-exempt(1)	444,278	16,225	4.87	384,212	9,680	3.36
Interest-bearing balances with banks	659,385	17,695	3.59	846,844	25,792	4.07
Total interest-earning assets	23,934,602	1,040,575	5.81	20,983,856	927,030	5.90
Cash and due from banks	265,958			282,476
Intangible assets	1,548,927			1,392,393
Other assets	1,169,591			915,322
Total assets	$26,919,078			$23,574,047
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand(2)	$11,556,200	$215,045	2.49%	$10,196,332	$213,332	2.80%
Savings deposits	1,299,042	2,798	0.29	1,146,732	2,686	0.31
Time deposits	3,751,960	99,437	3.54	3,095,753	90,862	3.92
Total interest-bearing deposits	16,607,202	317,280	2.55	14,438,817	306,880	2.84
Borrowed funds	1,077,117	38,613	4.79	853,071	31,870	4.99
Total interest-bearing liabilities	17,684,319	355,893	2.69	15,291,888	338,750	2.96
Noninterest-bearing deposits	5,061,957			4,629,790
Other liabilities	299,227			237,417
Shareholders’ equity	3,873,575			3,414,952
Total liabilities and shareholders’ equity	$26,919,078			$23,574,047
Net interest income/net interest margin		$684,682	3.82%		$588,280	3.75%
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
Net interest income and net interest margin are influenced by internal and external factors. Internal factors include balance sheet changes in volume and mix as well as loan and deposit pricing decisions. External factors include changes in market interest rates, competition and the shape of the interest rate yield curve. Strong organic loan growth in 2026, and for the nine months ended September 30, 2026, the addition of The First’s loan portfolio, were the largest contributing factors to the increase in net interest income for the three and nine months ended September 30, 2026 as compared to the same periods in 2025. Lower interest rates, driven by the Federal Reserve’s rate cuts in the second half of 2025, and the addition of The First’s deposits generated a positive impact to both the cost and mix of our funding sources. The Federal Reserve’s rate increase in September 2026 did not have a significant impact on our results for the third quarter of 2026. The Company has continued its efforts to mitigate increases in the cost of funding, whether due to competition or otherwise, through maintaining noninterest-bearing deposits and staying disciplined yet competitive in pricing on interest-bearing deposits in the current rate environment.

The following table sets forth a summary of the changes in interest earned, on a tax equivalent basis, and interest paid resulting from changes in volume and rates for the Company for the three and nine months ended September 30, 2026, as compared to the same periods in 2025 (the changes attributable to the combined impact of yield/rate and volume have been allocated on a pro-rata basis using the absolute value of amounts calculated):

	Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
	Volume	Rate	Net
Interest income:
Loans held for investment	$10,813	$(14,050)	$(3,237)
Loans held for sale	(1,456)	(236)	(1,692)
Securities:
Taxable	2,139	1,766	3,905
Tax-exempt	250	399	649
Interest-bearing balances with banks	(2,366)	(721)	(3,087)
Total interest-earning assets	9,380	(12,842)	(3,462)
Interest expense:
Interest-bearing demand deposits	(1,654)	(9,667)	(11,321)
Savings deposits	1	34	35
Time deposits	4,693	(1,958)	2,735
Borrowed funds	4,893	(274)	4,619
Total interest-bearing liabilities	7,933	(11,865)	(3,932)
Change in net interest income	$1,447	$(977)	$470

	Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
	Volume	Rate	Net
Interest income:
Loans held for investment	$115,959	$(24,297)	$91,662
Loans held for sale	(2,232)	(902)	(3,134)
Securities:
Taxable	17,378	9,191	26,569
Tax-exempt	1,689	4,856	6,545
Interest-bearing balances with banks	(5,283)	(2,814)	(8,097)
Total interest-earning assets	127,511	(13,966)	113,545
Interest expense:
Interest-bearing demand deposits	26,772	(25,059)	1,713
Savings deposits	306	(194)	112
Time deposits	17,959	(9,384)	8,575
Borrowed funds	8,064	(1,321)	6,743
Total interest-bearing liabilities	53,101	(35,958)	17,143
Change in net interest income	$74,410	$21,992	$96,402
Interest Income
The aforementioned rate cuts by the Federal Reserve in the second half of 2025 resulted in a decline in interest income on loans and interest-bearing balances with banks, which was the primary driver of the slight decrease in interest income, on a tax equivalent basis, for the three months ended September 30, 2026, as compared to the same time period in 2025. The addition of The First’s earning assets coupled with organic loan growth in 2026 were the primary drivers of the increase in interest income, on a tax equivalent basis, for the nine months ended September 30, 2026, as compared to the same time period in 2025.

The following tables present the percentage of total average earning assets, by type and yield, for the periods presented:

	Percentage of Total Average Earning Assets		Yield
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Loans held for investment	80.52%	79.70%	6.31%	6.60%
Loans held for sale	0.81	1.24	6.09	6.43
Securities	16.36	15.61	3.61	3.38
Interest-bearing balances with banks	2.31	3.45	3.57	3.95
Total earning assets	100.00%	100.00%	5.80%	6.01%

	Percentage of Total Average Earning Assets		Yield
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Loans held for investment	80.10%	79.79%	6.33%	6.52%
Loans held for sale	0.88	1.24	5.83	6.32
Securities	16.26	14.93	3.62	3.09
Interest-bearing balances with banks	2.76	4.04	3.59	4.07
Total earning assets	100.00%	100.00%	5.81%	5.90%
For the third quarter of 2026, interest income on loans held for investment, on a tax equivalent basis, decreased $3,237 to $308,666 from $311,903 for the same period in 2025. For the nine months ended September 30, 2026, interest income on loans held for investment, on a tax equivalent basis, increased $91,662 to $907,903 from $816,241 for the same period in 2025. The decrease in interest income on loans held for investment for the third quarter of 2026 as compared to the same period in 2025 is due to the aforementioned rate cuts by the Federal Reserve. The increase in interest income on loans held for investment for the nine months ended September 30, 2026, as compared to the same period in 2025, was driven largely by the addition of $5,173,334 in loans held for investment through our merger with The First on April l, 2025, along with strong organic loan growth in the first nine months of 2026, resulting in an increase of $2,429,244 in the year-to-date average balance of loans held for investment from September 2025.
The impact from interest income collected on problem loans and purchase accounting adjustments on loans to total interest income on loans held for investment, loan yield and net interest margin is shown in the following table for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net interest income collected on problem loans	$841	$664	$2,217	$4,469
Accretable yield recognized on purchased loans	10,481	16,862	38,056	35,254
Total impact to interest income on loans	$11,322	$17,526	$40,273	$39,723
Impact to loan yield	0.23%	0.37%	0.28%	0.32%
Impact to net interest margin	0.19%	0.23%	0.22%	0.20%
Investment income, on a tax equivalent basis, increased $4,554 to $35,589 for the third quarter of 2026 from $31,035 for the third quarter of 2025. Investment income, on a tax equivalent basis, increased $33,114 for the nine months ended September 30, 2026 to $105,789 from $72,675 for the same period in 2025. The increase in investment income, on a tax equivalent basis, for the third quarter of 2026, as compared to the same period in 2025, was driven by a higher average balance of securities along with higher yields. The increase in investment income, on a tax equivalent basis, for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to the acquisition of The First’s investment portfolio. Accelerated bond discount accretion also contributed $2,672 to net interest income in the second quarter of 2026. The tax equivalent yield on the investment portfolio for the third quarter of 2026 was 3.61%, up 23 basis points from 3.38% for the same period in 2025. The tax equivalent yield on the investment portfolio for the nine months ended September 30, 2026 was 3.62%, up 53 basis points from 3.09% for the same period in 2025.
Interest Expense
Interest expense was $123,646 for the third quarter of 2026 as compared to $127,578 for the same period in 2025. Interest expense was $355,893 for the nine months ended September 30, 2026 as compared to $338,750 for the same period in 2025. The decrease in interest expense for the third quarter of 2026 as compared to the same period in 2025 was driven largely by the aforementioned rate cuts during the second half of 2025. The increase in interest expense for the first nine months of 2026 as compared to the same period in 2025 was primarily due to the assumption of The First’s deposits and borrowed funds, as well as the issuance of subordinated notes in the second quarter of 2026.
The following table presents, by type, the Company’s funding sources, which consist of total average deposits and borrowed funds, and the total cost of each funding source for the periods presented:

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Noninterest-bearing demand	22.08%	23.32%	—%	—%
Interest-bearing demand	49.25	51.42	2.49	2.83
Savings	5.67	5.80	0.30	0.29
Time deposits	17.06	15.17	3.58	3.80
Borrowed funds	5.94	4.29	4.86	4.97
Total deposits and borrowed funds	100.00%	100.00%	2.14%	2.26%

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Noninterest-bearing demand	22.25%	23.24%	—%	—%
Interest-bearing demand	50.80	51.18	2.49	2.80
Savings	5.71	5.76	0.29	0.31
Time deposits	16.49	15.54	3.54	3.92
Borrowed funds	4.75%	4.28	4.79	4.99
Total deposits and borrowed funds	100.00%	100.00%	2.09%	2.27%
The cost of total deposits was 1.97% and 2.14% for the third quarter of 2026 and 2025, respectively, and 1.96% and 2.15% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the cost of total deposits for both the third quarter and the first nine months of 2026 was affected by the aforementioned rate cuts by the Federal Reserve. The increase in deposit expense for the first nine months of 2026 as compared to the same period in 2025 is primarily attributable to the acquisition of The First’s deposits. The Company has continued its efforts to maintain noninterest-bearing deposits. Low cost deposits continue to be the preferred choice of funding; however, the Company may rely on brokered deposits or wholesale borrowings when advantageous, to address liquidity needs or as otherwise deemed advisable due to market conditions.
The increase in interest expense on borrowings for the three and nine months ended September 30, 2026 is due to higher average short-term borrowings and the subordinated note issuance in the second quarter of 2026. The additional subordinated notes and other long-term borrowings added as a result of the merger with The First also contributed to the increase for the nine months ended September 30, 2026.
A more detailed discussion of the cost of our funding sources is set forth below under the heading “Liquidity and Capital Resources” in this Item.

Noninterest Income

	Three months ended September 30,
	2026	2025	$ Change	% Change
Service charges on deposit accounts	$15,270	$13,416	$1,854	13.8%
Fees and commissions	4,942	4,167	775	18.6
Wealth management revenue	9,211	8,217	994	12.1
Mortgage banking income	7,323	9,017	(1,694)	(18.8)
BOLI income	4,045	4,235	(190)	(4.5)
Other	8,484	6,974	1,510	21.7
Total noninterest income	$49,275	$46,026	$3,249	7.1%

Noninterest income to average assets	0.72%	0.69%

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Service charges on deposit accounts	$44,526	$37,398	$7,128	19.1%
Fees and commissions	15,067	14,604	463	3.2
Wealth management revenue	26,962	22,629	4,333	19.1
Mortgage banking income	25,936	28,427	(2,491)	(8.8)
BOLI income	12,342	10,547	1,795	17.0
Other	25,904	17,150	8,754	51.0
Total noninterest income	$150,737	$130,755	$19,982	15.3%

Noninterest income to average assets	0.75%	0.74%
Total noninterest income includes fees generated from deposit services and other fees and commissions, income from our wealth management and mortgage banking operations and all other noninterest income. Other noninterest income includes income from our SBA banking division, our capital markets division, dividends earned on our stock in the FHLB and the Federal Reserve, and other miscellaneous income and can fluctuate based on production in our SBA banking and capital markets divisions and recognition of other seasonal income items. Our focus is to develop and enhance our products that generate noninterest income in order to diversify revenue sources. The acquisition of The First’s operations was the primary driver of the increase in noninterest income for the nine months ended September 30, 2026 as compared to the same period in 2025.
Our Wealth Management segment consists of our trust division, retail financial services division and Park Place Capital Corporation (“Park Place Capital”). The trust division operates on a custodial basis, which includes the administration of benefit plans, as well as accounting for trust accounts. The division administers a number of trust accounts inclusive of personal and corporate benefit accounts, IRAs, and custodial accounts. Fees for these services are based on the market value of assets under management, and vary according to the services provided and the type of account. The retail financial services division is operated by registered representatives, who offer investment and insurance products to bank branch customers. These representatives are licensed and supervised by an unaffiliated third-party broker-dealer. Park Place Capital, an SEC-registered investment advisor, provides investment management, financial planning and institutional advisory services to retail and institutional clients and serves as advisor and sponsor to a mutual fund complex. Park Place Capital Securities Corporation, a FINRA member broker-dealer and a wholly-owned subsidiary of Park Place Capital, conducts Park Place Capital’s brokerage-related services. The market value of assets under management or administration was $8,437,831 and $6,847,724 at September 30, 2026 and September 30, 2025, respectively.
Mortgage banking income is derived from the origination and sale of mortgage loans and the servicing of mortgage loans that the Company has sold but retained the right to service. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income is gains from the sale of these loans in the secondary market. Originations of mortgage loans to be sold totaled $304,638 in the third quarter of 2026 compared to $425,482 for the same period in 2025. Originations of mortgage loans to be sold totaled $1,057,590 in the nine months ended September 30, 2026 compared to $1,220,267 for the same period in 2025. The table below presents the components of mortgage banking income included in noninterest income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Banking Income	2026	2025	2026	2025
Gain on sales of loans, net (1)	$2,390	$5,270	$12,455	$15,086
Fees, net	2,945	3,050	9,257	9,107
Mortgage servicing income, net(2)	1,988	697	4,224	4,234
Mortgage banking income, net	$7,323	$9,017	$25,936	$28,427
(1) Gain on sales of loans, net includes pipeline fair value adjustments
(2) Mortgage servicing income, net includes gain on sale of MSR
Noninterest Expense

	Three months ended September 30,
	2026	2025	$ Change	% Change
Salaries and employee benefits	$95,871	$98,982	$(3,111)	(3.1)%
Data processing	5,411	5,541	(130)	(2.3)
Net occupancy and equipment	18,016	18,415	(399)	(2.2)
Other real estate owned	366	328	38	11.6
Professional fees	3,935	3,435	500	14.6
Advertising and public relations	4,945	5,254	(309)	(5.9)
Intangible amortization	8,332	8,674	(342)	(3.9)
Communications	3,389	3,955	(566)	(14.3)
Merger and conversion related expenses	—	17,494	(17,494)	(100.0)
Other	20,069	21,752	(1,683)	(7.7)
Total noninterest expense	$160,334	$183,830	$(23,496)	(12.8)%

Noninterest expense to average assets	2.35%	2.76%

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Salaries and employee benefits	$283,848	$270,481	$13,367	4.9%
Data processing	15,669	15,068	601	4.0
Net occupancy and equipment	54,065	47,528	6,537	13.8
Other real estate owned	2,218	1,170	1,048	89.6
Professional fees	12,855	10,542	2,313	21.9
Advertising and public relations	14,221	14,041	180	1.3
Intangible amortization	24,922	18,638	6,284	33.7
Communications	10,964	9,172	1,792	19.5
Merger and conversion related expenses	—	38,764	(38,764)	(100.0)
Other	58,401	55,506	2,895	5.2
Total noninterest expense	$477,163	$480,910	$(3,747)	(0.8)%

Noninterest expense to average assets	2.37%	2.73%
Other noninterest expense includes business development and travel expenses, other discretionary expenses, loan fees expense and other miscellaneous fees and operating expenses. The decrease in noninterest expense for the three months ended September 30, 2026 as compared to the same period in 2025 is due to the lack of merger and conversion related expenses in 2026 as well as the realization of cost savings in salaries and employee benefits and data processing driven primarily by synergies realized from the acquisition of The First. For the nine months ended September 30, 2026, noninterest expense reflects the addition of expenses related to the acquired operations of The First, which was more than offset by the lack of merger and conversion expenses.

Efficiency Ratio

	Efficiency Ratio
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Efficiency ratio	57.70%	67.05%	57.12%	66.88%

The efficiency ratio is a measure of productivity in the banking industry. (This ratio is a measure of our ability to turn expenses into revenue. That is, the ratio is designed to reflect the percentage of one dollar that we must expend to generate a dollar of revenue.) The Company calculates this ratio by dividing noninterest expense by the sum of net interest income on a fully tax equivalent basis and noninterest income. The improvement in our efficiency ratio for the three and nine months ended September 30, 2026 as compared to the same periods in 2025 was driven by revenue growth while at the same time controlling noninterest expenses and eliminating duplicative expenses during the integration of The First.
Income Taxes

	Three months ended September 30,
	2026	2025	$ Change	% Change
Income taxes	$20,376	$15,478	$4,898	31.6%

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Income taxes	$64,124	$27,575	$36,549	132.5%
The increase in the Company’s income before income taxes for the three and nine months ended September 30, 2026 as compared to the same periods in 2025 was the primary driver of the increase in income taxes.
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
The following table provides details of the Company’s nonperforming assets as of the dates presented:

	September 30, 2026	December 31, 2025
Nonaccruing loans	$175,143	$175,730
Accruing loans past due 90 days or more	315	288
Total nonperforming loans	175,458	176,018
Other real estate owned	15,662	15,191
Total nonperforming loans and OREO	$191,120	$191,209
Nonperforming loans to total loans	0.89%	0.92%
Nonaccruing loans to total loans	0.89%	0.92%
Nonperforming assets to total assets	0.69%	0.71%

The following table presents nonperforming loans by loan category as of the dates presented:

	September 30, 2026	December 31, 2025
Commercial and industrial	$38,455	$28,002
Construction and land development
Residential	—	2,033
Other	8,795	5,697
Total construction and land development	8,795	7,730
Real estate – 1-4 family mortgage:
First lien	57,443	60,874
Junior lien	1,758	1,483
Home equity	2,583	3,074
Total real estate – 1-4 family mortgage	61,784	65,431
Commercial real estate - owner occupied	20,385	31,303
Commercial real estate - non-owner occupied
Multi family	602	785
Other	45,304	42,610
Total commercial real estate - non-owner occupied	45,906	43,395
Consumer	133	157
Loans, net of unearned income	$175,458	$176,018

Management has evaluated the aforementioned loans and other loans classified as nonperforming and believes that all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans at September 30, 2026. Management also continually monitors past due loans for potential credit quality deterioration. Total loans 30-89 days past due on which interest was still accruing were $37,175 at September 30, 2026 as compared to $89,162 at December 31, 2025.
Allowance for Credit Losses on Loans; Provision for Credit Losses on Loans. The allowance for credit losses is available to absorb credit losses inherent in the loans held for investment portfolio. Loan losses are charged against the allowance for credit losses when management confirms the uncollectability of a loan balance. Subsequent recoveries, if any, are credited to the allowance. The provision for credit losses on loans charged to operating expense is an amount that, in the judgment of management, is necessary to maintain the allowance for credit losses on loans at a level adequate to meet the inherent risks of losses in our loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis. The following table presents the allocation of the allowance for credit losses on loans and the percentage of each loan category to the total allowance for each of the periods presented:

	September 30, 2026		December 31, 2025		September 30, 2025
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial and industrial	$66,156	22.34%	$57,831	19.67%	$62,423	20.98%
Construction and land development	45,264	15.29	31,359	10.67	32,048	10.77
Real estate - 1-4 family mortgage	63,904	21.58	61,249	20.84	61,964	20.82
Commercial real estate - owner occupied	32,694	11.04	38,961	13.25	33,852	11.38
Commercial real estate - non owner occupied	84,266	28.46	99,605	33.88	102,124	34.31
Consumer	3,810	1.29	4,950	1.69	5,180	1.74
Total	$296,094	100.00%	$293,955	100.00%	$297,591	100.00%
The increase in the allowance for credit losses as of September 30, 2026 as compared to December 31, 2025 was primarily driven by loan growth, coupled with changes in the macroeconomic environment partially offset by improvements in the asset credit quality. The Company’s allowance for credit losses considers current conditions, economic projections, primarily the national unemployment rate and GDP over a reasonable and supportable period of two years, historical loss data, and environmental factors. For more information about the allowance for credit losses, see the “Critical Accounting Estimates” section in this Item below. The Company recorded a provision for credit losses on loans of $10,105, or 0.21% of average loans (annualized), for the three months ended September 30, 2026, as compared to $9,650, or 0.21% of average loans (annualized), during the three months ended September 30, 2025. The table below reflects the activity in the allowance for credit losses on loans for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance at beginning of period	$296,008	$290,770	$293,955	$201,756
Initial allowance for purchased loans with more than insignificant credit deterioration existing at the date of acquisition	—	1,510	1,750	25,003
Charge-offs
Commercial and industrial	(10,189)	(2,601)	(13,482)	(10,911)
Construction and land development	—	(193)	(1)	(299)
Real estate – 1-4 family mortgage	(67)	(586)	(994)	(1,214)
Commercial real estate - owner occupied	(46)	(1,135)	(1,409)	(5,540)
Commercial real estate - non-owner occupied	(1)	—	(375)	—
Consumer	(322)	(539)	(971)	(1,198)
Total charge-offs	(10,625)	(5,054)	(17,232)	(19,162)
Recoveries
Commercial and industrial	354	141	886	1,738
Construction and land development	—	153	2	154
Real estate – 1-4 family mortgage	96	83	255	153
Commercial real estate - owner occupied	85	280	768	344
Commercial real estate - non-owner occupied	7	3	88	61
Consumer	64	55	127	444
Total recoveries	606	715	2,126	2,894
Net charge-offs	(10,019)	(4,339)	(15,106)	(16,268)
Provision for credit losses on loans	10,105	9,650	15,495	87,100
Balance at end of period	$296,094	$297,591	$296,094	$297,591

Provision for credit losses on loans (annualized) to average loans	0.21%	0.21%	0.11%	0.74%
Net charge-offs (annualized) to average loans	0.20%	0.09%	0.11%	0.14%
Net charge-offs (annualized) to allowance for credit losses on loans	13.42%	5.78%	6.82%	7.31%
Allowance for credit losses on loans to:
Total loans	1.50%	1.56%	1.50%	1.56%
Nonperforming loans	168.75%	173.47%	168.75%	173.47%
Nonaccrual loans	169.06%	174.28%	169.06%	174.28%
Nonaccrual loans to total loans:	0.89%	0.90%	0.89%	0.90%

The table below reflects annualized net (charge-offs) recoveries to daily average loans outstanding, by loan category, for the periods presented:

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Net (Charge-offs) Recoveries	Average Loans	Annualized Net Charge-offs to Average Loans	Net (Charge-offs) Recoveries	Average Loans	Annualized Net Charge-offs to Average Loans
Commercial and industrial	$(12,596)	$2,997,654	(0.56)%	$(9,173)	$2,499,723	(0.49)%
Construction and land development	1	1,976,301	—%	(145)	1,694,416	(0.01)%
Real estate – 1-4 family mortgage	(739)	4,574,438	(0.02)%	(1,061)	4,219,518	(0.03)%
Commercial real estate - owner occupied	(641)	3,332,378	(0.03)%	(5,196)	2,824,260	(0.25)%
Commercial real estate - non-owner occupied	(287)	6,191,214	(0.01)%	61	5,395,350	—%
Consumer	(844)	100,307	(1.12)%	(754)	109,775	(0.92)%
Total	$(15,106)	$19,172,292	(0.11)%	$(16,268)	$16,743,042	(0.13)%

Allowance for Credit Losses on Unfunded Commitments; Provision for Credit Losses on Unfunded Commitments. The Company maintains a separate allowance for credit losses on unfunded loan commitments, which is included in the “Other liabilities” line item on the Consolidated Balance Sheets. Management estimates the amount of expected losses on unfunded loan commitments by calculating a likelihood of funding over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the allowance for credit losses on loans methodology described above to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company. A roll-forward of the allowance for credit losses on unfunded commitments is shown in the tables below:

Three Months Ended September 30,	2026	2025
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$36,316	$23,565
Provision for credit losses on unfunded loan commitments	3,200	800
Ending balance	$39,516	$24,365

Nine Months Ended September 30,	2026	2025
Allowance for credit losses on unfunded loan commitments:
Beginning balance	$29,827	$14,943
Provision for credit losses on unfunded loan commitments	9,689	9,422
Ending balance	$39,516	$24,365
The increase in provision for credit losses on unfunded commitments in the three and nine months ended September 30, 2026 as compared to the same periods in 2025 was primarily driven by the growth in the balance of unfunded loan commitments.
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
The following table presents the projected impact of a change in interest rates on (1) static EVE and (2) earnings at risk (that is, net interest income) for the 1-12 and 13-24 month periods commencing October 1, 2026, in each case as compared to the result under rates present in the market on September 30, 2026. The changes in interest rates assume an instantaneous and parallel shift in the yield curve and do not account for changes in the slope of the yield curve.

	Percentage Change In:
Immediate Change in Rates of (in basis points):	Economic Value Equity (EVE)	Earnings at Risk (Net Interest Income)
	Static	1-12 Months	13-24 Months
+100	(1.73)%	3.56%	4.45%
-100	(0.11)%	(3.45)%	(4.57)%
-200	(3.44)%	(6.08)%	(8.89)%

The rate shock results for the net interest income simulations for the next 24 months produce an asset sensitive position at September 30, 2026. The preceding measures assume no change in the size or asset/liability compositions of the balance sheet, and they do not reflect future actions the ALCO may undertake in response to such changes in interest rates.
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
The Company utilizes derivative financial instruments as part of its ongoing efforts to mitigate its interest rate risk exposure. For more information about the Company’s derivatives, see the information under the heading “Loan Commitments and Other Off-Balance Sheet Arrangements” in the Liquidity and Capital Resources section below and Note 9, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements. The next section also details our available sources of liquidity, both on and off-balance sheet.

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

Management targets growth of core deposits (which are deposits excluding brokered deposits), focusing on noninterest-bearing deposits, which are the major source of funds used by the Bank to meet cash flow needs. Maintaining the ability to acquire these funds as needed in a variety of markets is the key to assuring the Bank’s liquidity. While we do not control the types of deposit instruments our customers choose, we do influence those choices with the rates and deposit specials we offer. We may also access the brokered deposit market where rates are favorable to other sources of liquidity (especially in light of collateral requirements for certain borrowings) and core deposits are not sufficient for meeting our current and anticipated short- or long-term liquidity needs. We did not hold any brokered deposits at September 30, 2026 or December 31, 2025. Management continually monitors the Bank’s liquidity and non-core dependency ratios to ensure compliance with targets established by the ALCO.
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. Within the next twelve months the securities portfolio is forecasted to generate cash flow through principal payments and maturities equal to approximately 11.72% of the carrying value of the total securities portfolio. Securities within our investment portfolio are also used to secure certain deposit types, short-term borrowings and derivative instruments. At September 30, 2026, securities with a carrying value of $1,459,188 were pledged to secure government, public fund and trust deposits and as collateral for short-term borrowings and derivative instruments as compared to securities with a carrying value of $1,760,542 similarly pledged at December 31, 2025.
Other sources available for meeting liquidity needs include federal funds purchased, short and long-term advances from the FHLB and borrowings from the Federal Reserve Discount Window. Interest is charged at the prevailing market rate on federal funds purchased, FHLB advances and borrowings from the Federal Reserve Discount Window. There were $800,000 and $550,000 in short-term borrowings from the FHLB at September 30, 2026 and December 31, 2025, respectively. Long-term funds obtained from the FHLB are used to match-fund fixed rate loans in order to minimize interest rate risk and also are used to meet day-to-day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no outstanding long-term advances with the FHLB at September 30, 2026 or December 31, 2025. The total amount of the remaining credit available to us from the FHLB at September 30, 2026 was $5,139,372. The credit available at the Federal Reserve Discount Window at September 30, 2026 was $1,184,639 with no borrowings outstanding as of such date. We also maintain lines of credit with other commercial banks totaling $140,000. These are unsecured lines of credit with the majority maturing at various times within the next twelve months. There were no amounts outstanding under these lines of credit at September 30, 2026 or December 31, 2025.
Finally, we can access the capital markets to meet liquidity needs. The Company maintains a shelf registration statement with the SEC. The shelf registration statement, which was effective upon filing, allows the Company to raise capital from time to time through the sale of common stock, preferred stock, depositary shares, debt securities, rights, warrants and units, or a combination thereof, subject to market conditions. Specific terms and prices will be determined at the time of any offering under a separate prospectus supplement that the Company will file with the SEC at the time of the specific offering. The proceeds of the sale of securities, if and when offered, will be used for general corporate purposes or as otherwise described in the prospectus supplement applicable to the offering and could include the expansion of the Company’s banking and wealth management operations as well as other business opportunities. Our $300,000 subordinated notes offering completed in May 2026 and our common stock offering completed in July 2024 reflect our access of the capital markets as described in this paragraph. The carrying value of subordinated notes, net of unamortized debt issuance costs, was $613,374 at September 30, 2026.
For further details on the Company’s funding sources, including total average deposits and borrowed funds by type, and the total cost of each funding source, see the “Results of Operations” section in this Item above.

Cash and cash equivalents were $734,518 at September 30, 2026, as compared to $1,083,785 at September 30, 2025. The decrease was largely driven by the repurchase of shares through the Company’s stock repurchase program and the funding of loan growth in the third quarter of 2026.
Cash provided by operating activities for the nine months ended September 30, 2026 was $349,603, as compared to $164,384 for the nine months ended September 30, 2025.
Cash used in investing activities for the nine months ended September 30, 2026 was $1,101,716, as compared to $711,007 for the nine months ended September 30, 2025. Proceeds from the sale, maturity or call of securities within our investment portfolio were $437,939 for the nine months ended September 30, 2026, as compared to $968,832 for the same period in 2025. Purchases of investment securities were $738,290 during the first nine months of 2026 and $1,058,969 for the same period in 2025.

Cash provided by financing activities for the nine months ended September 30, 2026 was $415,913, as compared to $538,376 for the same period in 2025. Deposits increased $154,788 and $395,159 for the nine months ended September 30, 2026 and 2025, respectively.
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
Federal Reserve regulations also limit the amount the Bank may loan to the Company unless such loans are collateralized by specific obligations. At September 30, 2026, the maximum amount available for transfer from the Bank to the Company in the form of loans was $306,557. The Company maintains a $3,000 line of credit collateralized by cash with the Bank. There were no amounts outstanding under this line of credit at September 30, 2026.
These restrictions did not have any impact on the Company’s ability to meet its cash obligations in the nine months ended September 30, 2026, nor does management expect such restrictions to materially impact the Company’s ability to meet its currently-anticipated cash obligations.
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
Loan commitments and standby letters of credit do not necessarily represent future cash requirements of the Company in that while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. The Company’s unfunded loan commitments and standby letters of credit outstanding were as follows as of the dates presented:

	September 30, 2026	December 31, 2025
Loan commitments	$4,122,945	$3,662,810
Standby letters of credit	114,978	122,367
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
The Company utilizes derivative financial instruments, including interest rate contracts such as swaps, collars, risk participations, caps and/or floors, as part of its ongoing efforts to mitigate its interest rate risk exposure and to facilitate the needs of its customers. The Company enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with these customer contracts, the Company enters into an offsetting derivative contract position with other financial institutions. The Company manages its credit risk, or potential risk of default by its commercial customers, through credit limit approval and monitoring procedures. At September 30, 2026, the Company had notional amounts of $1,908,166 on interest rate contracts with corporate customers and $1,908,166 in offsetting interest rate contracts with other financial institutions to mitigate the Company’s rate exposure on its corporate customers’ contracts and certain fixed rate loans.
Additionally, the Company enters into interest rate lock commitments with its customers to mitigate the interest rate risk associated with the commitments to fund residential mortgage loans and also enters into forward commitments to sell residential mortgage loans to secondary market investors.
To mitigate future interest rate exposure on its FHLB borrowings and its junior subordinated debentures the Company enters into interest rate swap contracts that are accounted for as cash flow hedges. Under each of these contracts, the Company pays a fixed rate of interest and receives a variable rate of interest. The Company also utilizes interest rate collars accounted for as cash flow hedges to protect against interest rate fluctuations on certain variable-rate loans. Under these contracts, interest income is limited to the interest rate cap; however, interest income is protected when market rates fall below the floor strike rate. In addition, the Company entered into interest rate swap contracts on a tranche of its subordinated notes and certain securities that are accounted for as fair value hedges. Under these contracts, the Company pays a variable rate of interest and receives a fixed rate of interest.
For more information about the Company’s derivatives, see Note 9, “Derivative Instruments,” in the Notes to Consolidated Financial Statements of the Company in Item 1, Financial Statements.
Shareholders’ Equity and Regulatory Matters

Shareholders’ Equity	September 30, 2026	December 31, 2025	$ Change	% Change
Common stock	$488,612	$488,612	$—	—%
Treasury stock	(275,384)	(103,494)	(171,890)	166.1
Additional paid-in capital	2,394,732	2,392,997	1,735	0.1
Retained earnings	1,384,885	1,196,522	188,363	15.7
Accumulated other comprehensive loss	(160,745)	(89,732)	(71,013)	79.1
Total shareholders’ equity	$3,832,100	$3,884,905	$(52,805)	(1.4)%

Book value per share	$42.41	$41.05	$1.36	3.3%
The decline in shareholders’ equity is attributable to share repurchases under the Company’s stock repurchase program, increases in accumulated other comprehensive loss and dividends declared, offset by current period earnings.
Effective October 28, 2025, the Company’s Board of Directors approved a $150,000 stock repurchase program under which the Company is authorized to repurchase outstanding shares of its common stock either in open market purchases or privately negotiated transactions. Effective April 28, 2026, the Company’s Board of Directors increased the amount authorized for repurchase under the Company’s stock repurchase program by $100,000 (for a new aggregate authorization of $250,000). During the first nine months of 2026, the Company repurchased 4,501,153 shares under the program at an average price of $39.89 per share. This program expired in October 2026 and was replaced with a $175,000 stock repurchase program approved on October 2026. This new plan will remain in effect through October 2027 or, if earlier, the date in which the entire authorized amount is repurchased.
The Company has junior subordinated debentures with a carrying value of $141,460 at September 30, 2026, of which $137,062 was included in the Company’s Tier 2 capital.
The Company has subordinated notes with a par value of $633,400 at September 30, 2026, of which $613,374 is included in the Company’s Tier 2 capital.
The Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency have issued guidelines governing the levels of capital that bank holding companies and banks must maintain. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets	Tier 1 Capital to Risk - Weighted Assets	Total Capital to Risk - Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized	Tangible Equity / Total Assets less than 2%
The following table provides the capital, risk-based capital and leverage ratios for the Company and for Renasant Bank as of the dates presented:

	Actual		Minimum Capital Requirement to be Well Capitalized		Minimum Capital Requirement to be Adequately Capitalized (including the Capital Conservation Buffer)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$2,447,931	10.92%	$1,457,559	6.50%	$1,569,679	7.00%
Tier 1 risk-based capital ratio	2,447,931	10.92	1,793,919	8.00	1,906,038	8.50
Total risk-based capital ratio	3,479,183	15.52	2,242,398	10.00	2,354,518	10.50
Leverage capital ratios:
Tier 1 leverage ratio	2,447,931	9.54	1,283,433	5.00	1,026,746	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$2,784,817	12.42%	$1,457,559	6.50%	$1,569,679	7.00%
Tier 1 risk-based capital ratio	2,784,817	12.42	1,793,919	8.00	1,906,038	8.50
Total risk-based capital ratio	3,065,567	13.67	2,242,398	10.00	2,354,518	10.50
Leverage capital ratios:
Tier 1 leverage ratio	2,784,817	10.86	1,282,006	5.00	1,025,605	4.00

December 31, 2025
Renasant Corporation:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$2,424,528	11.24%	$1,402,647	6.50%	$1,510,543	7.00%
Tier 1 risk-based capital ratio	2,424,528	11.24	1,726,335	8.00	1,834,231	8.50
Total risk-based capital ratio	3,190,074	14.78	2,157,919	10.00	2,265,815	10.50
Leverage capital ratios:
Tier 1 leverage ratio	2,424,528	9.61	1,261,164	5.00	1,008,931	4.00

Renasant Bank:
Risk-based capital ratios:
Common equity tier 1 capital ratio	$2,590,284	12.00%	$1,403,433	6.50%	$1,511,389	7.00%
Tier 1 risk-based capital ratio	2,590,284	12.00	1,727,302	8.00	1,835,258	8.50
Total risk-based capital ratio	2,860,621	13.25	2,159,127	10.00	2,267,083	10.50
Leverage capital ratios:
Tier 1 leverage ratio	2,590,284	10.28	1,260,407	5.00	1,008,325	4.00

The Company elected to take advantage of transitional relief offered by the Federal Reserve and FDIC to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transitional period to phase out the capital benefit provided by the two-year delay. The three-year transitional period began on January 1, 2022; the full impact of CECL is reflected in our capital ratios as of September 30, 2026.

Critical Accounting Estimates
We have identified certain accounting estimates that involve significant judgment and estimates which can have a material impact on our financial condition or results of operations. Our accounting policies are more fully described in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements of the Company in Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026. Actual amounts and values as of the balance sheet dates may be materially different from the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.
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

Item 4. CONTROLS AND PROCEDURES
Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that due to the material weakness in the Company’s internal control over financial reporting discussed below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are not effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

During the three-month period ended September 30, 2026, the Company repurchased shares of its common stock as indicated in the following table:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Plans(2)	Maximum Number or Approximate Dollar Value of Shares That May Yet Be Purchased Under Share Repurchase Plans(2)(3)
July 1, 2026 to July 31, 2026	304	$42.57	—	$101,809
August 1, 2026 to August 31, 2026	329,658	42.44	329,250	87,985
September 1, 2026 to September 30, 2026	720,885	40.42	720,584	59,172
Total	1,050,847	$41.05	1,049,834
(1)Of the shares in this column, 1,013 shares represent shares withheld to satisfy the federal and state tax liabilities related to the vesting of time-based restricted stock awards.
(2)The Company announced a $150.0 million stock repurchase program in October 2025 under which the Company was authorized to repurchase outstanding shares of its common stock either in open market purchases or privately-negotiated transactions. Effective April 28, 2026, the Company’s Board of Directors increased the amount authorized for repurchase under the Company’s stock repurchase program by $100.0 million (for a new aggregate authorization of $250.0 million). During the third quarter of 2026, the Company repurchased 1,049,834 shares under the program. This program expired in October 2026 and was replaced with a $175.0 million stock repurchase program approved in October 2026. This new plan will remain in effect through October 2027 or, if earlier, the repurchase of the entire amount of common stock authorized to be repurchased.
(3)Dollars in thousands
Please refer to the information discussing restrictions on the Company’s ability to pay dividends under the heading “Liquidity and Capital Resources” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which is incorporated by reference herein.

Item 5. OTHER INFORMATION

Trading Plans
During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

Item 6. EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated October 27, 2026, by and between Renasant Corporation and Commercial Holding Company, Inc(1)*

3.1	Restated Articles of Incorporation of Renasant Corporation(2)

3.2	Amended and Restated Bylaws of Renasant Corporation(3)

10.1	Executive Employment Agreement dated August 25, 2026, by and between Renasant Corporation and Catherine Mealor(4)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 were formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements (Unaudited).

104	The cover page of Renasant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included in Exhibit 101).

(1)Filed as exhibit 2.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission (the “Commission”) on October 27, 2026, and incorporated herein by reference.
(2)Filed as exhibit 3.1 to the Form 10-Q of the Company filed with the Commission on August 6, 2025, and incorporated herein by reference.
(3)Filed as exhibit 3(ii) to the Form 8-K of the Company filed with the Commission on May 1, 2026, and incorporated herein by reference.
(4)Filed as exhibit 10.1 to the Form 8-K of the Company filed with the Commission on August 25, 2026, and incorporated herein by reference.
*Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

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

RENASANT CORPORATION
(Registrant)

Date:	November 4, 2026	/s/ Kevin D. Chapman
Kevin D. Chapman
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2026	/s/ James C. Mabry IV
James C. Mabry IV
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)